Form 10-Q
period 1993-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1994-02-14
CIK 2969

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              ------------------

                                  FORM 10-Q

(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended 31 December 1993
                                     ----------------

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ----------- to -----------

                        Commission file number 1-4534
                                               ------


                       Air Products and Chemicals, Inc.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                      23-1274455
     -------------------------------      -----------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

           7201 Hamilton Boulevard
           Allentown, Pennsylvania            18195-1501
  ----------------------------------------  --------------
  (Address of principal executive offices)    (Zip Code)


                                 610-481-4911
                                 ------------
              Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                Outstanding at 4 February 1994
    --------------------------     ------------------------------
    Common Stock, $1 par value            124,276,011

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                             Page No.
                                                                                                             --------
Part I.  Financial Information

  Consolidated Balance Sheets -
     31 December 1993 and 30 September 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Income -
     Three Months Ended 31 December 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Consolidated Cash Flows -
     Three Months Ended 31 December 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Management's Discussion and Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . . 12

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13



REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements.
However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Results of operations for any three month period are not necessarily indicative of the results of operations for a full year.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In millions, except per share)
                                                                31 December      30 September
                            ASSETS                                  1993             1993
                            ------                              ------------     ------------
 CURRENT ASSETS
 Cash and cash items                                               $  172.9          $  238.4
 Trade receivables, less allowances for doubtful accounts             511.2             514.5
 Inventories                                                          290.0             293.6
 Contracts in progress, less progress billings                         70.0              62.2
 Other current assets                                                 115.9              87.6
                                                                   --------          --------
    Total current assets                                            1,160.0           1,196.3
                                                                   --------          --------
 INVESTMENTS                                                          611.0             608.5
                                                                   --------          --------
 PLANT AND EQUIPMENT, at cost                                       6,031.6           5,952.8
   Less - Accumulated depreciation                                  3,298.5           3,247.2
                                                                   --------          --------
    Plant and equipment, net                                        2,733.1           2,705.6
                                                                   --------          --------
 GOODWILL                                                              63.3              64.5
                                                                   --------          --------
 OTHER NONCURRENT ASSETS                                              184.2             186.6
                                                                   --------          --------
                                                                   $4,751.6          $4,761.5
                                                                   ========          ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
 CURRENT LIABILITIES
 Payables, trade and other                                         $  390.0          $  425.5
 Accrued liabilities                                                  165.6             196.1
 Accrued income taxes                                                  30.4              17.8
 Short-term borrowings                                                153.0             145.4
 Current portion of long-term debt                                     88.7              89.2
                                                                   --------          --------
     Total current liabilities                                        827.7             874.0
                                                                   --------          --------
 LONG-TERM DEBT                                                     1,007.9           1,016.4
                                                                   --------          --------
 DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                     350.9             280.1
                                                                   --------          --------
 DEFERRED INCOME TAXES                                                431.8             489.1
                                                                   --------          --------
 SHAREHOLDERS' EQUITY
 Common stock, par value $1 per share                                 124.7             124.7
 Capital in excess of par value                                       478.9             198.7
 Retained earnings                                                  2,057.9           1,994.7
 Cumulative translation adjustments                                   (58.7)            (32.6)
 Treasury stock, at cost                                              (12.0)           (183.6)
 Shares in trust                                                     (457.5)             --
                                                                   --------          --------
     Total shareholders' equity                                     2,133.3           2,101.9
                                                                   --------          --------
                                                                   $4,751.6          $4,761.5
                                                                   ========          ========

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                              CONSOLIDATED INCOME


(In millions, except per share)

                                                             Three Months Ended
                                                                31 December
                                                          -------------------------
                                                            1993             1992
                                                          --------          -------
   SALES AND OTHER INCOME
   Sales                                                  $ 827.3           $ 813.5
   Other income, net                                          4.1               8.8
                                                          -------           -------
                                                            831.4             822.3
                                                          -------           -------
   COSTS AND EXPENSES
   Cost of sales                                            499.0             494.9
   Selling, distribution and administrative                 189.3             180.5
   Research and development                                  22.3              22.7
                                                          -------           -------
   OPERATING INCOME                                         120.8             124.2
   Income (loss) from equity affiliates, net of
      related expenses                                        6.3              (0.4)
   Interest expense                                          19.8              21.5
                                                          -------           -------
   INCOME BEFORE TAXES                                      107.3             102.3
   Income taxes                                              32.2              33.3
                                                          -------           -------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES                                                75.1              69.0
   Cumulative effect of accounting changes                   14.3                --
                                                          -------           -------
   NET INCOME                                             $  89.4           $  69.0
                                                          =======           =======
   MONTHLY AVERAGE OF COMMON SHARES OUTSTANDING             114.2             113.6
                                                          -------           -------

   EARNINGS PER COMMON SHARE
      Income before cumulative effect of
        accounting changes                                   $.66              $.61
      Cumulative effect of accounting
        changes                                               .12                --
                                                          -------           -------
      Net Income                                             $.78              $.61
                                                          =======           =======
   DIVIDENDS DECLARED PER COMMON SHARE - Cash                $.23              $.22

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                            CONSOLIDATED CASH FLOWS

(In millions)
                                                                                                    Three Months Ended
                                                                                                        31 December
                                                                                                ----------------------------
                                                                                                 1993                 1992
                                                                                                -------              -------
   OPERATING ACTIVITIES
   Net Income                                                                                   $  89.4              $  69.0
       Adjustments to reconcile income to cash provided by operating activities:
         Depreciation                                                                              85.0                 85.9
         Deferred income taxes                                                                     17.8                 10.1
         Cumulative effect of accounting changes                                                  (14.3)                  --
         Other                                                                                      4.0                  3.0
   Working capital changes that provided (used) cash:
         Trade receivables                                                                         (1.7)                21.0
         Inventories and contracts in progress                                                     (5.5)               (40.7)
         Payables, trade and other                                                                (25.0)                14.1
         Accrued liabilities                                                                      (21.7)               (18.8)
         Other                                                                                    (15.8)                (2.9)
   Other                                                                                           (0.5)                (0.4)
                                                                                                -------              -------
         Cash Provided by Operating Activities                                                    111.7                140.3
                                                                                                -------              -------
   INVESTING ACTIVITIES
   Additions to plant and equipment*                                                             (128.8)              (103.5)
   Investment in and advances to unconsolidated affiliates                                        (10.7)              (157.2)
   Proceeds from sale of assets and investments                                                    14.3                  8.2
   Other                                                                                            5.0                  5.0
                                                                                                -------              -------
         Cash Used for Investing Activities                                                      (120.2)              (247.5)
                                                                                                -------              -------
   FINANCING ACTIVITIES
   Long-term debt proceeds                                                                         32.5                  1.8
   Payments on long-term debt                                                                     (35.1)               (10.3)
   Net increase in commercial paper                                                                24.5                 91.4
   Net increase (decrease) in other short-term borrowings                                         (16.7)                30.7
   Issuance of Treasury Stock for stock options                                                     2.8                  7.6
   Dividends paid to shareholders                                                                 (26.2)               (24.5)
   Repurchase of Treasury Stock                                                                   (22.6)                  --
   Other                                                                                          (10.4)                10.4
                                                                                                -------              -------
         Cash Provided by (Used for) Financing Activities                                         (51.2)               107.1
                                                                                                -------              -------
   Effect of Exchange Rate Changes on Cash                                                         (5.8)                (9.5)
                                                                                                -------              -------
   Increase (Decrease) in Cash and Cash Items                                                     (65.5)                (9.6)
   Cash and Cash Items - Beginning of Year                                                        238.4                116.8
                                                                                                -------              -------
   Cash and Cash Items - End of Period                                                          $ 172.9              $ 107.2
                                                                                                =======              =======

*Excludes capital leases of $.5 million and $.7 million for the three months ended 31 December 1993 and 1992, respectively.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective 1 October 1993, the company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal 1994 is included in net income of the three months ended 31 December 1993. Prior year financial statements have not been restated to apply the provisions of these standards. The impact of these accounting changes on income for the three months ended 31 December 1993, exclusive of the cumulative effect as of 1 October 1993, is not material.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company provides health care and life insurance benefits for certain retired domestic employees until the age of 65 and their covered dependents.

On 1 October 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the company to accrue the costs associated with providing postretirement benefits during the employees' applicable years of service. Prior to adoption of SFAS No. 106, the company recognized the cost of providing postretirement benefits as incurred. Upon adoption of this standard, the company recognized the transition obligation as the cumulative effect of an accounting change.

The unrecognized liability (accumulated benefit obligation) for postretirement benefits as of 1 October 1993 was $50.6 million. Recognition of this liability as an accounting change resulted in a $31.3 million one-time reduction in net income after consideration of the income tax effect. The net periodic postretirement benefit cost for the three months ended 31 December 1993 was $1.9 million.

Presented below is the amount recognized in the company's consolidated balance sheet on 1 October 1993:

 (IN MILLIONS)

                                                            1 OCT 1993
                                                            ----------
 Actuarial present value of benefit obligation:
     Retirees                                                 $21.0
     Fully eligible active employees                           11.4
     Active employees not eligible to retire                   18.2
                                                              ------
 Accumulated postretirement benefit obligation                $50.6
                                                              ------

The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%. The assumed heath care cost trend rate is 11.5% in 1994; the rate is assumed to decrease ratably to 6% by the year 2004 and remain at that level thereafter. Increasing the health care cost trend rate by one percentage point would increase both the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost for fiscal 1994 by approximately 4%. The company's various health care programs include different cost-sharing features such as participant contributions, deductibles and copayments, and limits on the company's annual cost.

POSTEMPLOYMENT BENEFITS

On 1 October 1993, the company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires that employers accrue the cost and recognize the liability for providing certain benefits to former and inactive employees after employment but before retirement. The company previously recognized these benefits as expense as the cost was incurred. Upon adoption of this standard, the company recognized the transition obligation as the cumulative effect of an accounting change. The unrecognized liability for postemployment benefits as of 1 October 1993 was $16.7 million. Recognition of this liability as an accounting change resulted in a $10.3 million one-time reduction in net income after consideration of the income tax effect.

INCOME TAXES

On 1 October 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." The standard provides for income tax accounting under the liability method which bases the amount of deferred taxes payable on the events recognized in the financial statements and on tax laws existing at the balance sheet date. Upon adoption, the company recognized the cumulative effect of this accounting change, a net income benefit of $55.9 million, in the income statement. The new standard is not expected to have a significant effect on annual income tax expense, except when there are significant changes in statutory rates. The cumulative impact of a future tax rate change will be included in the income tax expense of that period.

The components of the deferred income tax assets and liabilities as measured under SFAS No. 109 at 1 October 1993 are listed below.

 (IN MILLIONS)

                                                                        1 OCT 1993
                                                                        ----------
 Gross deferred tax assets
     Pension & other compensation accruals                                $ 43.4
     Tax loss carryforwards                                                 38.2
     Alternative minimum tax                                                37.4
     Reserves and accruals                                                  22.7
     Severance                                                              21.4
     Plant and equipment                                                    21.0
     Postretirement benefits                                                19.3
     Inventory                                                              11.2
     Other                                                                  21.8
     Valuation allowance                                                   (25.7)
                                                                           ------
 Deferred tax assets                                                       210.7
                                                                           ------
 Gross deferred tax liabilities
     Plant and equipment                                                   474.5
     Investment in partnerships (principally plant and equipment)          100.4
     Pension & other compensation accruals                                  13.6
     Other                                                                  11.5
                                                                           ------
 Deferred tax liabilities                                                  600.0
                                                                           ------
 Net deferred income tax liability                                        $389.3
                                                                           ======

All other disclosures required under SFAS No. 109 are consistent with the company's 1993 annual report and Form 10-K disclosures.

OTHER NOTES

During the first quarter of fiscal 1994, the company recognized an after-tax benefit of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of a charitable contribution of the remaining shares of a stock investment in an insurance company. This transaction reduced the effective tax rate from 33.6% to 30.0% for the three months ended 31 December 1993.

The results for the three months ended 31 December 1992 included a gain of $6.7 million ($4.2 million after tax, or $.04 per share) from the sale of a business venture and the partial sale of stock options in an insurance company.

During the first quarter of fiscal 1994, the company established a trust to fund a portion of future payments to employees under the company's existing compensation and benefit programs. The trust, which is administered by an independent trustee, was funded with 10 million shares of treasury stock.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


           FIRST QUARTER FISCAL 1994 VS. FIRST QUARTER FISCAL 1993
           -------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales in the first quarter of fiscal 1994 of $827.3 million rose 2% while operating income of $120.8 million declined $3.4 million, or 3%. Profits of equity affiliates increased $6.7 million to $6.3 million for the three months ended 31 December 1993. Income before the cumulative effect of accounting changes was $75.1 million, or $.66 per share, in the first quarter of fiscal 1994 compared to $69.0 million, or $.61 per share, in the same quarter of last year. The company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards in the first quarter of fiscal 1994. Net income was $89.4 million, or $.78 per share, compared to $69.0 million, or $.61 per share, in a year-ago quarter. The current period's results included an after-tax benefit of $2.3 million, $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company. The first quarter of the prior year included an after-tax gain of $4.2 million, or $.04 per share, from the sale of a business venture and the partial sale of a stock investment in an insurance company.

Fiscal 1993 operating income of the industrial gases segment and corporate and other have been restated to reflect the current year presentation of Brazilian conversion gains related to U.S. dollar denominated investments. These gains were reclassified from interest income to foreign exchange gains/losses. For the three months ended 31 December 1992, operating income of the industrial gases segment was reduced by $2.1 million with a corresponding increase in corporate and other. For the year ended 30 September 1993, this reclassification will reduce operating income of the industrial gases segment by $12.3 million.

Segment Analysis

Industrial Gases - Sales of $471.8 million in the first quarter of fiscal 1994 increased 5% while operating income of $92.9 million was up 2%, or $1.9 million. In the United States and Europe, volumes of most major product lines of merchant gases increased although pricing pressures continued worldwide. Merchant gas margins in Europe declined primarily due to lower selling prices. The on-site gas business achieved solid results, about equal to the high level of the first quarter of fiscal 1993. Excluding currency effects, sales of the segment rose 8%.

Equity affiliates' income was $1.0 million for the first quarter of fiscal 1994 compared to a loss of $1.6 million last year. A greater share of profits from an increased ownership position in Mexico and improved results from the Spanish joint venture were the key factors for the higher results.

Chemicals - Sales in the first quarter of fiscal 1994 of $271.4 million rose 4% and operating income of $31.8 million increased 6%, or $1.9 million. Volumes in most major product lines were higher. Ammonia and methanol margins improved substantially as a result of higher prices and lower natural gas costs during the quarter. However, margin pressures continued in the polyvinyl alcohol business.

Environmental and Energy - Sales declined $9.4 million to $14.3 million in the first quarter of fiscal 1994 principally as a result of an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate in the year-ago quarter. Operating income for the first quarter of 1994 was $.2 million compared to a loss of $1.9 million in a year-ago quarter. Operating services provided to cogeneration facilities and lower expenses associated with the landfill gas business were the principal factors contributing to the favorable income variance in the current year.

Equity affiliates' income for the first quarter of fiscal 1994 was $5.4 million compared to $1.2 million in the prior year. The improved results reflect the stronger operations at cogeneration and waste-to-energy facilities and the recently acquired waste-to-energy facility in New York.

Equipment and Technology - Sales of $69.8 million declined $11.8 million from the exceptionally high level of the first quarter of fiscal 1993 while operating income was down $7.8 million to $7.2 million. The year-ago quarter included a gain of $3.9 million from the sale of a business venture. Manufacturing activity in the cryogenic gas separation equipment business declined from the prior period.

Corporate and Other - The net expense was $11.3 million compared to $9.8 million in the first quarter of the prior year. The current period results include an expense of $2.3 million from the charitable contribution of the remaining shares of a stock investment in an insurance company. The results of the prior period included a gain of $2.8 million from the partial sale of stock options in this insurance company. Exclusive of these items, corporate expenses declined due principally to lower foreign exchange losses.

INTEREST

Interest expense declined $1.7 million to $19.8 million in the first quarter of fiscal 1994. The impact of lower rates combined with higher capitalization of interest more than offset the increase in expense due to the higher level of average debt outstanding.

INCOME TAXES

The effective tax rate on income was 30.0% for the quarter ended 31 December 1993 compared with 32.5% for the same quarter in fiscal 1993. The effective tax rate for the three months ended 31 December 1993 reflects the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million. This transaction reduced the effective tax rate from 33.6% to 30.0% for the three months ended 31 December 1993. The increase in the effective tax rate from 32.5% to 33.6% was due principally to an increase in the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1994 totaled $140.0 million compared to $261.4 million for the corresponding period of the prior year. During the first quarter of fiscal 1993, the company increased significantly its minority ownership position in a Mexican affiliate. Additions to plant and equipment were $128.8 million in the first quarter of fiscal 1994 versus $103.5 million in the corresponding prior period. Capital expenditures for new plant and equipment and investment in unconsolidated affiliates are expected to be in the range of $600-700 million in 1994.

Cash provided by operating activities during the first three months of fiscal 1994 ($111.7 million) combined with cash provided by long-term debt and additional commercial paper ($32.5 million and $24.5 million, respectively) were used largely for capital expenditures ($140.0 million), payments on long-term debt ($35.1 million), cash dividends ($26.2 million), and the repurchase of treasury stock ($22.6 million). Cash and cash items decreased $65.5 million to $172.9 million at 31 December 1993.

Total debt, expressed as a percentage of the sum of total debt and shareholders' equity, was 37% at both 31 December 1993 and 30 September 1993. Total debt at 31 December 1993 was $1,249.6 million, approximately equal to total debt at 30 September 1993 of $1,251.0 million.

There was $159.5 million of commercial paper outstanding at 31 December 1993. Domestic lines of credit totaled $325.0 million. Additional commitments totaling $128.4 million are maintained by the company's wholly owned subsidiaries, of which $1.8 million was utilized at 31 December 1993.

At 31 December 1993, the company had unutilized shelf registrations for $250 million of long-term debt securities and $126 million of medium-term notes.

                         PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

 (a) The Annual Meeting of Shareholders of the registrant was held on 27 January 1994.

 (c)  The following matters were voted on at the Annual Meeting:

      (1) Election of Directors


                                                             Number of Votes Cast

                                                                     AGAINST
  NAME OF DIRECTOR                                                     OR                                 BROKER
                                         FOR                        WITHHELD            ABSTENTIONS     NON-VOTES
  T. H. BARRETT              92,067,237 (97.70%)            2,165,015 (2.30%)                 0             0

  L. P. BREMER, III          93,079,515 (98.78%)            1,152,737 (1.22%)                 0             0

  J. RODIN                   93,030,597 (98.73%)            1,201,655 (1.27%)                 0             0

  H. A. WAGNER               93,159,475 (98.86%)            1,072,777 (1.14%)                 0             0

  T. SHIINA                  93,343,590 (99.06%)              888,662 ( .94%)                 0             0

   (2) Ratification of the appointment of Arthur Andersen & Co. of Philadelphia, Pennsylvania, as independent certified public accountants for the registrant for the fiscal year ending 30 September 1994.


                                             NUMBER OF VOTES CAST

                                          AGAINST
                                            OR
               FOR                       WITHHELD                ABSTENTIONS            BROKER NON-VOTES
     93,451,505 (99.17%)                   235,915 (.25%)          544,832 (.58%)               0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

 (b) No Current Reports on Form 8-K were filed by the registrant during the quarter ended 31 December 1993.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Air Products and Chemicals, Inc.
                                --------------------------------
                                         (Registrant)



Date: February 14, 1994      By:     /s/ G. A. White
                                --------------------------------
                                      G. A. White
                                      Senior Vice President - Finance
                                      (Chief Financial Officer)

                               INDEX TO EXHIBITS


   (a)(12) Computation of Ratios of Earnings to Fixed Charges.