Form 10-K/A
period 1993-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1994-03-18
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 ____________



                                  FORM 10-K/A

                                AMENDMENT NO. 1

                             AMENDMENT TO FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       Air Products and Chemicals, Inc.
               (Exact name of registrant as specified in charter)

                         Commission file number 1-4534


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1993, as set forth in the pages attached hereto:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 3. Exhibits. The following exhibits are hereby added to the Exhibits originally filled with the Form 10-K for the fiscal year ended September 30, 1993.

          (99)   Additional Exhibits.

                 99.1 Information required by Form 11-K for registrant's Retirement Savings and Stock Ownership Plan.

                 99.2  Consent of Independent Public Accountants

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Air Products and Chemicals,Inc.
                                                -------------------------------
                                                        (Registrant)




Dated:  March 18, 1994                      By: /s/ James H. Agger
                                                -------------------------------
                                                         James H. Agger
                                                    Vice President, General
                                                     Counsel and Secretary

                               INDEX TO EXHIBITS



         99.1 Information required by Form 11-K for registrant's Retirement Savings and Stock Ownership Plan.

         99.2   Consent of Independent Public Accountants