Form 10-Q
period 1994-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1994-05-16
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ------------------

                                   FORM 10-Q

(Mark One)
  /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended 31 March 1994

                                       OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ----------- to -----------

                         Commission file number 1-4534
                                                ------

                        Air Products and Chemicals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                      23-1274455
     -------------------------------     -------------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

           7201 Hamilton Boulevard
           Allentown, Pennsylvania            18195-1501
  ----------------------------------------  --------------
  (Address of principal executive offices)    (Zip Code)


                                  610-481-4911
                                  ------------
               Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                Outstanding at 9 May 1994
    --------------------------     -------------------------
    Common Stock, $1 par value            123,115,547

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I.  Financial Information

   Consolidated Balance Sheets -
           31 March 1994 and 30 September 1993 .........................   3

   Consolidated Income -
           Three Months and Six Months Ended 31 March 1994 and 1993 ....   4

   Consolidated Cash Flows -
           Six Months Ended 31 March 1994 and 1993 .....................   5

   Notes to Consolidated Financial Statements ..........................   6

   Management's Discussion and Analysis ................................   7

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security-Holders ........  13

   Item 6.  Exhibits and Reports on Form 8-K ...........................  13

   Signatures ..........................................................  14



REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarter ended 31 December 1993.

Results of operations for any three or six month period are not necessarily indicative of the results of operations for a full year.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

(In millions, except per share)
                                                  31 March     30 September
                   ASSETS                           1994           1993
                   ------                       ------------   ------------
CURRENT ASSETS
Cash and cash items                               $  127.6       $  238.4
Trade receivables, less allowances for
  doubtful accounts                                  555.8          514.5
Inventories                                          298.0          293.6
Contracts in progress, less progress billings         74.4           62.2
Other current assets                                 154.3           87.6
                                                  --------       --------
           Total current assets                    1,210.1        1,196.3
                                                  --------       --------
INVESTMENTS                                          603.5          608.5
                                                  --------       --------
PLANT AND EQUIPMENT, at cost                       6,168.8        5,952.8
   Less - Accumulated depreciation                 3,368.1        3,247.2
                                                  --------       --------
           Plant and equipment, net                2,800.7        2,705.6
                                                  --------       --------
GOODWILL                                              63.4           64.5
                                                  --------       --------
OTHER NONCURRENT ASSETS                              188.6          186.6
                                                  --------       --------
                                                  $4,866.3       $4,761.5
                                                  ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
Payables, trade and other                         $  409.0       $  425.5
Accrued liabilities                                  273.9          196.1
Accrued income taxes                                  19.8           17.8
Short-term borrowings                                173.9          145.4
Current portion of long-term debt                     73.9           89.2
                                                  --------       --------
           Total current liabilities                 950.5          874.0
                                                  --------       --------
LONG-TERM DEBT                                     1,035.9        1,016.4
                                                  --------       --------

DEFERRED INCOME AND OTHER NONCURRENT
  LIABILITIES                                        362.6          280.1
                                                  --------       --------
DEFERRED INCOME TAXES                                437.0          489.1
                                                  ========       ========
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                 124.7          124.7
Capital in excess of par value                       481.7          198.7
Retained earnings                                  2,045.4        1,994.7
Cumulative translation adjustments                   (43.9)         (32.6)
Treasury stock, at cost                              (70.1)        (183.6)
Shares in trust, at cost                            (457.5)          --
                                                  --------       --------
           Total shareholders' equity              2,080.3        2,101.9
                                                  --------       --------
                                                  $4,866.3       $4,761.5
                                                  ========       ========

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                              CONSOLIDATED INCOME


(In millions, except per share)
                                        Three Months Ended       Six Months Ended
                                            31 March                 31 March
                                        ------------------       ----------------
                                          1994      1993          1994      1993
                                          ----      ----          ----      ----
SALES AND OTHER INCOME
Sales                                   $ 858.6   $ 833.9      $1,685.9   $1,647.4
Other income, net                          (0.8)      0.6           3.3        9.4
                                        -------   -------      --------  ---------
                                          857.8     834.5       1,689.2    1,656.8
                                        -------   -------      --------  ---------
COSTS AND EXPENSES
Cost of sales                             518.2     496.0       1,017.2      990.9
Selling, distribution and
  administrative                          193.4     182.5         382.7      363.0
Research and development                   23.8      22.1          46.1       44.8
                                        -------   -------      --------  ---------
OPERATING INCOME                          122.4     133.9         243.2      258.1
Income (loss) from equity
  affiliates, net of related
  expenses                                  5.6       3.4          11.9        3.0
Loss on leveraged interest rate
  swaps                                    96.4       --           96.4        --
Interest expense                           17.9      21.6          37.7       43.1
                                        -------   -------      --------  ---------
INCOME BEFORE TAXES                        13.7     115.7         121.0      218.0
Income taxes                                0.2      40.4          32.4       73.7
                                        -------   -------      --------  ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                       13.5      75.3          88.6      144.3
Cumulative effect of accounting
  changes                                   --        --           14.3        --
                                        -------   -------      --------  ---------
NET INCOME                              $  13.5   $  75.3       $ 102.9    $ 144.3
                                        =======   =======      ========  =========
MONTHLY AVERAGE OF COMMON SHARES
  OUTSTANDING                                                     114.0      113.8
                                                               --------  ---------
EARNINGS PER COMMON SHARE
  Income before cumulative effect of
    accounting changes                     $.12      $.66         $ .78      $1.27
  Cumulative effect of accounting
    changes                                 --        --            .12        --
                                        -------   -------      --------  ---------
  Net Income                               $.12      $.66         $ .90      $1.27
                                        =======   =======      ========  =========

DIVIDENDS DECLARED PER COMMON
  SHARE - Cash                             $.23      $.21          $.46       $.43
                                        -------   -------      --------  ---------

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                            CONSOLIDATED CASH FLOWS

(In millions)
                                                   Six Months Ended
                                                       31 March
                                                   ----------------
                                                   1994         1993
                                                   ----         ----
OPERATING ACTIVITIES
Net Income                                        $ 102.9      $ 144.3
   Adjustments to reconcile income to cash
     provided by operating activities:
     Depreciation                                   169.6        170.5
     Loss on leveraged interest rate swaps           96.4          --
     Deferred income taxes                          (11.6)        24.6
     Cumulative effect of accounting changes        (14.3)         --
     Other                                           26.3          3.3
Working capital changes that provided (used)
cash:
     Trade receivables                              (44.9)       (19.5)
     Inventories and contracts in progress          (17.2)       (53.1)
     Payables, trade and other                      (22.5)         4.0
     Accrued liabilities                            (11.8)         6.9
     Other                                          (20.8)       (12.1)
Other                                                  .8         (1.0)
                                                  -------      -------
     Cash Provided by Operating Activities          252.9        267.9
                                                  -------      -------
INVESTING ACTIVITIES
Additions to plant and equipment*                  (265.1)      (213.5)
Investment in and advances to unconsolidated
  affiliates                                        (11.6)      (166.3)
Proceeds from sale of assets and investments          8.3         14.0
Other                                                (1.2)        18.3
                                                  -------      -------
     Cash Used for Investing Activities            (269.6)      (347.5)
                                                  -------      -------
FINANCING ACTIVITIES
Long-term debt proceeds                             117.6          2.2
Payments on long-term debt                          (53.5)       (34.0)
Net increase in commercial paper                     22.0         95.9
Net increase (decrease) in other short-term
  borrowings                                        (53.3)        46.0
Issuance of Treasury Stock for stock options          6.5         10.3
Dividends paid to shareholders                      (52.3)       (49.0)
Purchase of Treasury Stock                          (85.6)         --
Other                                                 7.5         12.7
                                                  -------      -------
     Cash Provided by (Used for) Financing
       Activities                                   (91.1)        84.1
                                                  -------      -------
Effect of Exchange Rate Changes on Cash              (3.0)        (9.2)
                                                  -------      -------
Increase (Decrease) in Cash and Cash Items         (110.8)        (4.7)
Cash and Cash Items - Beginning of Year             238.4        116.8
                                                  -------      -------
Cash and Cash Items - End of Period                $127.6       $112.1
                                                  =======      =======

*Excludes capital leases of $1.3 million and $1.8 million for the six months ended 31 March 1994 and 1993, respectively.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective 1 October 1993, the company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal 1994 is included in net income of the six months ended 31 March 1994. The cumulative effect of each of these standards is as follows: SFAS No. 106, $31.3 million charge; SFAS 109, $55.9 million gain; and SFAS 112, $10.3 million charge. Prior-year financial statements have not been restated to apply the provisions of these standards. The impact of these accounting changes on income for the three months and six months ended 31 March 1994, exclusive of the cumulative effect as of 1 October 1993, is not material.

During the first quarter of fiscal 1994, the company entered into certain leveraged interest rate swap contracts as part of its debt management program. An unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) relating to these contracts was recognized in the second quarter arising from large unfavorable interest rate movements during the second quarter. At the end of the first quarter, these contracts had an unrealized loss of $1.3 million. These contracts are accounted for on a mark-to-market basis. For a further discussion, see the Management's Discussion and Analysis on pages 11-12.

The results for the six months ended 31 March 1994 include an after-tax benefit of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company.

The results for the three months ended 31 March 1993 include a gain of $2.7 million ($1.7 million after tax, or $.01 per share) from the partial sale of stock options in an insurance company. For the six months ended 31 March 1993, the results include a gain of $9.4 million ($5.9 million after tax, or $.05 per share) from the sale of a business venture and the sale of stock options in an insurance company.

In fiscal 1994, the company established a trust to fund a portion of future payments to employees under the company's existing compensation and benefit programs. The trust, which is administered by an independent trustee, was funded with 10 million shares of treasury stock.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     SECOND QUARTER FISCAL 1994 VS. SECOND QUARTER FISCAL 1993
     ---------------------------------------------------------
RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the second quarter of fiscal 1994 of $858.6 million were 3% higher than in the same quarter of last year while operating income declined $11.5 million, or 9%, to $122.4 million. Profits of equity affiliates increased $2.2 million to $5.6 million for the three months ended 31 March 1994. During the second quarter of fiscal 1994 the company recognized an unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) for the decline in market value of certain leveraged interest rate swap contracts. Reflecting this charge, net income was $13.5 million, or $.12 per share, in the second quarter of fiscal 1994 compared to net income of $75.3 million, or $.66 per share, in the year-ago quarter. Excluding the effect of this charge, net income would have been $73.1 million, or $.65 per share. The year-ago quarter included a gain of $2.7 million ($1.7 million after tax, or $.01 per share) from the partial sale of stock options in an insurance company.

Fiscal 1993 operating income of the industrial gases segment and corporate and other have been restated to reflect the current year presentation of Brazilian conversion gains related to U.S. dollar denominated investments. For the three months ended 31 March 1993, operating income of the industrial gases segment was reduced by $2.5 million with a corresponding increase in corporate and other.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $483.8 million in the second quarter of fiscal 1994 increased 7% while operating income rose 2%, or $2.1 million, to $95.1 million. The results benefited from significantly higher worldwide shipments of merchant and on-site gases. Selling prices of merchant gases declined as pricing pressures continued in both the United States and Europe. Additionally, profit growth was constrained by higher operating and maintenance costs, in part because of severe winter weather. Excluding European currency effects, sales of the segment rose 9%.

Equity affiliates' income was a loss of $.4 million for the second quarter of fiscal 1994 compared to income of $1.7 million last year. The decrease in income is due to lower earnings of a Mexican affiliate.

CHEMICALS - Sales in the second quarter of fiscal 1994 of $286.6 million increased 4%, with almost all major product lines experiencing higher volumes. Operating income of $33.7 million decreased 13%, or $5.0 million, because polyvinyl alcohol margins were substantially lower as a result of excess world capacity and intense competition.

ENVIRONMENTAL AND ENERGY - Sales decreased $5.3 million to $19.3 million in the second quarter of fiscal 1994 principally as a result of an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate in the year-ago quarter. Operating income for the second quarter of 1994 was $3.5 million compared to $1.5 million in the year-ago quarter. Operating services provided to cogeneration facilities contributed to this favorable income variance.

Equity affiliates' income for the second quarter of fiscal 1994 was $6.1 million compared to $1.6 million in the prior year. The improved results reflect the stronger operations at cogeneration and waste-to-energy facilities, including the recently acquired waste-to-energy facility in New York.

EQUIPMENT AND TECHNOLOGY - Sales of $68.9 million decreased 16% from the exceptionally high level of the year-ago quarter while operating income was $1.9 million compared to $9.9 million. The results reflect decreased levels of domestic manufacturing activity in the cryogenic air separation and liquefied natural gas equipment businesses and reduced profitability in Europe.

CORPORATE AND OTHER - The net expense was $11.8 million compared to $9.2 million in the second quarter of the prior year. For the second quarter of fiscal 1993, corporate and other includes a gain of $2.7 million from the partial sale of stock options in an insurance company. Exclusive of this item, current year net expense was approximately equal to the prior year results.

INTEREST

Interest expense declined $3.7 million to $17.9 million in the second quarter of fiscal 1994. The impact of lower rates combined with higher capitalization of interest more than offset the increase in expense due to the higher level of average debt outstanding.

INCOME TAXES

Excluding the charge for the unrealized loss on the interest rate swap contracts, the effective tax rate on income was 33.6% for the quarter ended 31 March 1994 compared with 34.9% for the same quarter in fiscal 1993. Higher investment and research and development tax credits were partially offset by a higher federal statutory rate.


               SIX MONTHS FISCAL 1994 VS. SIX MONTHS FISCAL 1993
               -------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first six months of fiscal 1994 of $1,685.9 million were 2% higher than in the comparable period of the prior year while operating income declined $14.9 million, or 6%, to $243.2 million. Profits of equity affiliates increased $8.9 million to $11.9 million for the six months ended 31 March 1994. During the second quarter of fiscal 1994 the company recognized an unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) associated with its leveraged interest rate swap contracts. Reflecting this charge, income before the cumulative effect of accounting changes was $88.6 million, or $.78 per share, for the first half of fiscal 1994 compared to $144.3 million, or $1.27 per share, for the comparable period last year. Excluding the effect of this charge, income before the cumulative effect of accounting changes would have been $148.2 million, or $1.31 per share. During fiscal year 1994, the company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards. The current period's results included an after-tax benefit of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company. The first half of the prior fiscal year included an after-tax gain of $5.9 million, or $.05 per share, from the sale of a business venture and the sale of stock options in an insurance company.

Fiscal 1993 operating income of the industrial gases segment and corporate and other have been restated to reflect the current year presentation of Brazilian conversion gains related to U.S. dollar denominated investments. For the six months ended 31 March 1993, operating income of the industrial gases segment was reduced by $4.6 million with a corresponding increase in corporate and other.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $955.6 million in the first half of fiscal 1994 increased 6% while operating income increased $4.0 million, or 2%, to $188.0 million. The results benefited from significantly higher worldwide shipments of merchant and on-site gases. Pressure on selling prices of merchant gases continued worldwide, especially in Europe. Additionally, profit growth was constrained by higher operating and maintenance costs, in part because of the severe winter weather. The on-site gas business achieved solid results about equal to the high levels of the prior year. Excluding European currency effects, sales of the segment rose 8%.

Equity affiliates' income was $.6 million for the first half of fiscal 1994 compared to $.1 million last year. Improved results from the Spanish joint venture was the principal factor for the higher profitability.

CHEMICALS - Sales in the first six months of fiscal 1994 of $558.0 million increased 4% while operating income of $65.5 million declined $3.1 million, or 5%. Volumes in most major product lines were higher. Ammonia and methanol margins improved substantially as a result of higher prices and lower natural gas costs. However, these gains were offset principally by significantly lower polyvinyl alcohol margins resulting from excess world capacity and intense competition.

ENVIRONMENTAL AND ENERGY - Sales decreased $14.7 million to $33.6 million in the first half of fiscal 1994 principally as a result of an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate which was included in last year's results. Operating income for the first half of fiscal 1994 was $3.7 million compared to a loss of $.4 million in the prior year. The improved profitability resulted principally from the operating services provided to cogeneration facilities.

Equity affiliates' income for the first six months of fiscal 1994 was $11.5 million compared to $2.8 million in the prior year. The improved results reflect the stronger operations at cogeneration and waste-to-energy facilities, including the recently acquired waste-to-energy facility in New York.

EQUIPMENT AND TECHNOLOGY - Sales of $138.7 million in the first six months of fiscal 1994 decreased $25.3 million from the exceptionally high level of the prior year while operating income decreased $15.8 million to $9.1 million. Last year's results included a gain of $3.9 million from the sale of a business venture. This year's results reflect decreased levels of manufacturing activity in the cryogenic air separation and liquefied natural gas equipment businesses.

CORPORATE AND OTHER - The net expense was $23.1 million compared to $19.0 million in the first half of the prior year. The current year's results include an expense of $2.3 million from the charitable contribution of the remaining shares of a stock investment in an insurance company. The results of the prior period included a gain of $5.5 million from the sale of stock options in this insurance company. Exclusive of these items, corporate expenses declined due principally to lower foreign exchange losses.

INTEREST

Interest expense declined $5.4 million to $37.7 million in the first half of fiscal 1994. The impact of lower rates combined with higher capitalization of interest more than offset the increase in expense due to the higher level of average debt outstanding.

INCOME TAXES

Excluding the charge for the unrealized loss on interest rate swap contracts, the effective tax rate on income was 31.8% for the six months ended 31 March 1994 compared to 33.8% for the comparable period in fiscal 1993. This effective tax rate of 31.8% for the six months ended 31 March 1994 reflects the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million. This transaction reduced the effective tax rate, excluding the loss on interest rate swap contracts, from 33.6% to 31.8% for the six months ended 31 March 1994. This effective tax rate of 33.6% approximates last year's effective tax rate of 33.8%. The impact of a higher federal statutory rate in fiscal 1994 was offset by higher investment and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first six months of fiscal 1994 totaled $278.0 million compared to $381.6 million in the corresponding period of the prior year. During fiscal 1993 the company increased significantly its minority ownership position in a Mexican affiliate. Additions to plant and equipment were $265.1 million during the first half of fiscal 1994 versus $213.5 million in the corresponding prior period. Capital expenditures for new plant and equipment and investment in unconsolidated affiliates are expected to be in the range of $600-700 million in fiscal 1994.

Cash provided by operating activities during the first six months of fiscal 1994 ($252.9 million) combined with cash provided by long-term debt and additional commercial paper ($117.6 million and $22.0 million, respectively) were used largely for capital expenditures ($278.0 million), the purchase of treasury stock ($85.6 million), payments on long-term debt and other short-term borrowings
($53.5 million and $53.3 million, respectively), and cash dividends ($52.3 million). Cash and cash items decreased $110.8 million from $238.4 million at the beginning of the fiscal year to $127.6 million at 31 March 1994.

Total debt at 31 March 1994, expressed as a percentage of the sum of total debt and shareholders' equity, was 38% as compared to 37% as of 30 September 1993. Total debt increased from $1,251.0 million at 30 September 1993 to $1,283.7 million at 31 March 1994.

There was $157.0 million of commercial paper outstanding at 31 March 1994. Domestic lines of credit totaled $325.0 million. Additional commitments totaling $111.0 million are maintained by the company's foreign subsidiaries, of which $3.2 million was utilized at 31 March 1994.

At 31 March 1994, the Company had unutilized shelf registrations for $250 million of long-term debt securities and $91 million of medium-term notes.



DEBT MANAGEMENT PROGRAM

The Company's approach to debt management is first to ensure current and future liquidity and then manage the resulting debt portfolio for cost and risk. The specific objectives of our debt management program are to adjust interest rate exposure for changing conditions, reduce the impact of incremental funding and reduce the interest cost of debt, while maintaining an acceptable level of risk.

The Company balances its debt pool with a mixture of floating-rate debt and short-maturity fixed-rate debt with longer term fixed-rate debt. This balancing is managed by measuring and evaluating effective interest rates, mark-to-market values, duration and the ratio of floating- versus fixed-rate debt in the portfolio. All of this is done within the context of our expectations of the future interest rate environment.

To manage interest rate risks and costs consistent with the Company's view of anticipated interest rate movement, a range of financial tools are used including floating-rate and fixed-rate notes of various maturities, bond redemptions and financial instruments. Of the instruments available, interest rate swaps have been the ones used most often by the Company.

At 31 March 1994, the Company was party to 24 interest rate swaps. Most of these change long-term fixed-rate debt to variable-rate debt. The notional principal of fixed to variable interest rate swaps is $640 million and variable to fixed rate is $90 million. For interest rate swaps, the notional principal is the amount upon which interest and other payments in the transaction are based. The notional principal typically does not change hands. The total debt portfolio at 31 March 1994 is $1.3 billion. The Company uses hedge/deferral accounting for its interest rate swaps except for five swaps (notional amount $203 million at 31 March 1994) which contain highly leveraged features and are accounted for on a mark-to-market basis.

The table below shows the unrealized gains or losses of interest rate swaps, currency swaps and the long-term debt, including current portion, as of 31 March 1994 and 30 September 1993. The changes from 30 September 1993 result from the significant increase in interest rates during the last half of the second fiscal quarter, the expectations of future rates created by this movement, and the effect of new agreements entered into in the first quarter. As the table shows, the interest rate and currency swaps substantially offset the change in the fair value of the debt portfolio.

       (In Millions)                 UNREALIZED GAINS/(LOSSES)
                                 ----------------------------------
                                 31 March 1994    30 September 1993       Change
                                 --------------   -----------------    -------------
Interest Rate Swaps
  Fixed rate to variable rate        $(98.6)*          $15.5             $(114.1)
  Variable rate to fixed rate           4.2             (0.8)                5.0
                                 --------------   -----------------    -------------
          Total                       (94.4)            14.7              (109.1)
Currency Swaps                          4.2             (9.2)               13.4
Debt                                  (38.6)          (117.5)               78.9
                                 --------------   -----------------    -------------
          Total                     $(128.8)         $(112.0)             $(16.8)
                                 ==============   =================    =============


*At 31 March 1994, $96.4 million was recognized in income on a mark-to-market basis.


The mark-to-market adjustment recognized in income reflects the present value of the future cash flows associated with the highly leveraged swap transactions and is based on the interest rate environment at the end of the quarter. Therefore, as interest rates change over time, the market values change and the differences are recognized in the income statement. As of 16 May, actions have been taken on all five agreements accounted for on a mark-to-market basis. Three have been terminated, one closed and one capped. The mark-to-market adjustment has increased by approximately $15 million since 31 March 1994, including approximately $11 million relating to the three terminated agreements. No further mark-to-market exposure exists for these three agreements. The capped agreement, which is sensitive to Dutch Guilder interest rates, could result in a further loss of $3 million with a 100 basis point increase in interest rates or an $11 million gain with a 100 basis points decline in interest rates. The market value of the closed agreement will not vary materially with changes in interest rates.

                          PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Annual Meeting of Shareholders of the registrant was held on 27 January 1994.

         (c)  The following matters were voted on at the Annual Meeting:

              (1)  Election of Directors


- - -------------------------------------------------------------------------------------------------------------------
                                                              NUMBER OF VOTES CAST
                             --------------------------------------------------------------------------------------
                                                                   AGAINST
  NAME OF DIRECTOR                                                   OR                                    BROKER
                                      FOR                         WITHHELD               ABSTENTIONS      NON-VOTES
- - -------------------------------------------------------------------------------------------------------------------
  T. H. BARRETT               92,067,237 (97.70%)            2,165,015 (2.30%)                 0              0
- - -------------------------------------------------------------------------------------------------------------------
  L. P. BREMER, III           93,079,515 (98.78%)            1,152,737 (1.22%)                 0              0
- - -------------------------------------------------------------------------------------------------------------------
  J. RODIN                    93,030,597 (98.73%)            1,201,655 (1.27%)                 0              0
- - -------------------------------------------------------------------------------------------------------------------
  H. A. WAGNER                93,159,475 (98.86%)            1,072,777 (1.14%)                 0              0
- - -------------------------------------------------------------------------------------------------------------------
  T. SHIINA                   93,343,590 (99.06%)              888,662 ( .94%)                 0              0
- - -------------------------------------------------------------------------------------------------------------------

              (2) Ratification of the appointment of Arthur Andersen & Co. of Philadelphia, Pennsylvania, as independent certified public accountants for the registrant for the fiscal year ending 30 September 1994.

- - -------------------------------------------------------------------------------------------------------------------
                                             NUMBER OF VOTES CAST
- - -------------------------------------------------------------------------------------------------------------------
                                              AGAINST
                                                OR
                    FOR                      WITHHELD                ABSTENTIONS         BROKER NON-VOTES
- - -------------------------------------------------------------------------------------------------------------------
            93,451,505 (99.17%)            235,915 (.25%)          544,832 (.58%)               0
- - -------------------------------------------------------------------------------------------------------------------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

         (b) A Current Report on Form 8-K dated 20 January 1994 was filed by the registrant during the quarter ended 31 March 1994 in which Item 5 of such form was reported.

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


                                  Air Products and Chemicals, Inc.
                                  --------------------------------
                                           (Registrant)



Date: May 16, 1994                By:     /s/ G. A. White
                                     -----------------------------
                                          G. A. White
                                          Senior Vice President - Finance
                                          (Chief Financial Officer)

                               INDEX TO EXHIBITS


   (a)(12) Computation of Ratios of Earnings to Fixed Charges.