Form 10-Q
period 1994-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1994-08-12
CIK 2969

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-Q


 (Mark One)
   /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended 30 June 1994
                                       ------------

                                       OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ____________

                         Commission file number 1-4534
                                                ------

                       AIR PRODUCTS AND CHEMICALS, INC.
 ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                                  23-1274455
- - ------------------------------------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

            7201 Hamilton Boulevard, Allentown, Pennsylvania                   18195-1501
- - ------------------------------------------------------------------------------------------------------------
               (Address of Principal Executive Offices)                        (Zip Code)

    Registrant's Telephone Number, Including Area Code   215-481-4911
                                                         ------------
         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at 1 August 1994
     --------------------------                  ----------------------------
     Common Stock, $1 par value                         123,214,293

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                                     INDEX

                                                                                                               Page No.
                                                                                                              ---------
Part I.  Financial Information

   Consolidated Balance Sheets -
      30 June 1994 and 30 September 1993    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

   Consolidated Income -
      Three Months and Nine Months Ended 30 June 1994 and 1993    . . . . . . . . . . . . . . . . . . . . . .      4

   Consolidated Cash Flows -
      Nine Months Ended 30 June 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

   Management's Discussion and Analysis   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security-Holders   . . . . . . . . . . . . . . . . . . . . . .     14

   Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements.
However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarters ended 31 December 1993 and 31 March 1994.

Results of operations for any three or nine month period are not necessarily indicative of the results of operations for a full year.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


(In millions, except per share)

                                                                                   30 June            30 September
                                      ASSETS                                        1994                   1993
                                      ------                                       -------            ------------
CURRENT ASSETS
Cash and cash items                                                              $   107.2             $   238.4
Trade receivables, less allowances for doubtful accounts                             531.9                 514.5
Inventories                                                                          303.4                 293.6
Contracts in progress, less progress billings                                         84.9                  62.2
Other current assets                                                                 114.9                  87.6
                                                                                 ---------             ---------
    Total current assets                                                           1,142.3               1,196.3
                                                                                 ---------             ---------
INVESTMENTS                                                                          619.0                 608.5
                                                                                 ---------             ---------
PLANT AND EQUIPMENT, at cost                                                       6,344.6               5,952.8
  Less - Accumulated depreciation                                                  3,475.2               3,247.2
                                                                                 ---------             ---------
    Plant and equipment, net                                                       2,869.4               2,705.6
                                                                                 ---------             ---------
GOODWILL                                                                              67.2                  64.5
                                                                                 ---------             ---------
OTHER NONCURRENT ASSETS                                                              188.5                 186.6
                                                                                 ---------             ---------
                                                                                  $4,886.4              $4,761.5
                                                                                 =========             =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                                        $   403.9             $   425.5
Accrued liabilities                                                                  213.1                 196.1
Accrued income taxes                                                                   8.7                  17.8
Short-term borrowings                                                                179.5                 145.4
Current portion of long-term debt                                                    165.6                  89.2
                                                                                 ---------             ---------
    Total current liabilities                                                        970.8                 874.0
                                                                                 ---------             ---------
LONG-TERM DEBT                                                                       934.4               1,016.4
                                                                                 ---------             ---------
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                                     405.3                 280.1
                                                                                 ---------             ---------
DEFERRED INCOME TAXES                                                                428.1                 489.1
                                                                                 ---------             ---------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                                 124.7                 124.7
Capital in excess of par value                                                       480.8                 198.7
Retained earnings                                                                  2,083.5               1,994.7
Cumulative translation adjustments                                                   (15.6)                (32.6)
Treasury stock, at cost                                                              (68.1)               (183.6)
Shares in trust, at cost                                                            (457.5)                 --
                                                                                 ---------             ---------
    Total shareholders' equity                                                     2,147.8               2,101.9
                                                                                 ---------             ---------
                                                                                  $4,886.4              $4,761.5
                                                                                 =========             =========

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                              CONSOLIDATED INCOME


(In millions, except per share)

                                                               Three Months Ended                  Nine Months Ended
                                                                     30 June                           30 June
                                                             -----------------------           ------------------------
                                                              1994             1993             1994              1993
                                                             ------           ------           ------            ------
SALES AND OTHER INCOME
Sales                                                        $868.4           $824.8          $2,554.3          $2,472.2
Other income, net                                             (10.5)             8.7              (7.2)             18.1
                                                             ------           ------          --------          --------
                                                              857.9            833.5           2,547.1           2,490.3
                                                             ------           ------          --------          --------
COSTS AND EXPENSES
Cost of sales                                                 516.6            501.6           1,533.8           1,492.5
Selling, distribution and administrative                      205.4            186.7             588.1             549.7
Research and development                                       24.4             23.2              70.5              68.0
                                                             ------           ------          --------          --------
OPERATING INCOME                                              111.5            122.0             354.7             380.1

Income from equity affiliates, net of related
  expenses                                                      9.5              5.0              21.4               8.0

Gain on sale of investment in equity affiliates                 --                .9               --                 .9

Loss on leveraged interest rate swaps                          11.3              --              107.7               --

Interest expense                                               21.7             18.2              59.4              61.3
                                                             ------           ------          --------          --------
INCOME BEFORE TAXES                                            88.0            109.7             209.0             327.7
Income taxes                                                   22.2             38.9              54.6             112.6
                                                             ------           ------          --------          --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                                      65.8             70.8             154.4             215.1

Cumulative effect of accounting changes                         --               --               14.3               --
                                                             ------           ------          --------          --------

NET INCOME                                                    $65.8            $70.8            $168.7            $215.1
                                                             ======           ======          ========          ========

MONTHLY AVERAGE OF COMMON SHARES OUTSTANDING                                                     113.7             113.9
                                                                                              --------          --------
EARNINGS PER COMMON SHARE
  Income before cumulative effect of accounting                $.58             $.62             $1.36             $1.89
    changes
  Cumulative effect of accounting changes                        --              --                .12               --
                                                             ------           ------          --------          --------
  Net Income                                                   $.58             $.62             $1.48             $1.89
                                                             ======           ======          ========          ========

DIVIDENDS DECLARED PER COMMON SHARE - Cash                     $.25             $.23              $.71              $.66
                                                             ======           ======          ========          ========


               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                            CONSOLIDATED CASH FLOWS
(In millions)

                                                                             Nine Months Ended
                                                                                 30 June
                                                                       -----------------------------
                                                                         1994                 1993
                                                                       -------               -------
OPERATING ACTIVITIES
Net Income                                                              $168.7                $215.1
  Adjustments to reconcile income to cash provided by operating activities:
    Depreciation                                                         256.7                 257.2
    Loss on leveraged interest rate swaps                                107.7                   --
    Deferred income taxes                                                 17.0                  30.3
    Cumulative effect of accounting changes                              (14.3)                  --
    Other                                                                 14.5                   1.6
Working capital changes that provided (used) cash:
    Trade receivables                                                    (17.2)                (22.2)
    Inventories and contracts in progress                                (30.1)                (57.5)
    Payables, trade and other                                            (23.4)                  9.2
    Accrued liabilities                                                   (3.4)                 (3.5)
    Other                                                                (33.0)                (10.6)
Other                                                                       .5                  (3.1)
                                                                      --------              --------
    Cash Provided by Operating Activities                                443.7                 416.5
                                                                      --------              --------
INVESTING ACTIVITIES
Additions to plant and equipment*                                       (384.0)               (343.6)
Investment in and advances to unconsolidated affiliates                  (13.9)               (171.5)
Termination of leveraged interest rate swaps                             (41.9)                  --
Proceeds from sale of assets and investments                              10.4                  21.4
Other                                                                     (1.2)                 18.5
                                                                      --------              --------
    Cash Used for Investing Activities                                  (430.6)               (475.2)
                                                                      --------              --------
FINANCING ACTIVITIES
Long-term debt proceeds                                                  127.6                 105.4
Payments on long-term debt                                               (86.7)                (61.5)
Net increase in commercial paper                                          20.0                  81.9
Net increase (decrease) in other short-term borrowings                   (46.1)                 56.3
Issuance of Treasury Stock for stock options                               7.3                  11.8
Dividends paid to shareholders                                           (80.0)                (75.3)
Purchase of Treasury Stock                                               (85.6)                  --
Other                                                                     (1.9)                 22.2
                                                                      --------              --------
     Cash Provided by (Used for) Financing Activities                   (145.4)                140.8
                                                                      --------              --------
Effect of Exchange Rate Changes on Cash                                    1.1                  (9.2)
                                                                      --------              --------
Increase (Decrease) in Cash and Cash Items                              (131.2)                 72.9
Cash and Cash Items - Beginning of Year                                  238.4                 116.8
                                                                      --------              --------
Cash and Cash Items - End of Period                                     $107.2                $189.7
                                                                      ========              ========

* Excludes capital leases of $2.5 million and $3.2 million for the nine months ended 30 June 1994 and 1993, respectively.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1994 the Company terminated three highly leveraged interest rate swap contracts and closed two other such agreements; terminated two foreign currency swap contracts; and terminated a number of smaller interest rate hedge agreements. The Company recognized a loss of $25.2 million ($15.5 million after tax, or $.13 per share) on these derivative contracts in the third quarter of fiscal 1994. This loss is reflected in the consolidated income statement as follows: $11.3 million loss on leveraged interest rate swaps; $12.2 million foreign exchange loss included in other income; and $1.7 million interest expense. For the nine months ended 30 June 1994, the loss associated with these contracts totaled $121.6 million ($75.1 million after tax, or $.66 per share). This loss is included in the consolidated income statement as follows: $107.7 million loss on leveraged interest rate swaps; $12.2 million foreign exchange loss included in other income; and $1.7 million interest expense. For a further discussion on interest rate swap contracts, see the Management's Discussion and Analysis on page 13.

For the three and nine months ended 30 June 1994, the results are reduced by a charge of $10.7 million ($7.1 million after tax, or $.06 per share) for the outsourcing of the distribution function in the United Kingdom. For these same periods, income taxes includes a benefit of $5.4 million, or $.05 per share, resulting from changes in certain state income tax regulations.

The results for the nine months ended 30 June 1994 include an after-tax benefit of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company.

Effective 1 October 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal 1994 is included in net income of the nine months ended 30 June 1994. The cumulative effect of each of these standards is as follows: SFAS No. 106, $31.3 million charge; SFAS No. 109, $55.9 million gain; and SFAS No. 112, $10.3 million charge. Prior-year financial statements have not been restated to apply the provisions of these standards. The impact of these accounting changes on income for the three months and nine months ended 30 June 1994, exclusive of the cumulative effect and changes in certain state income tax regulations, is not material.

The results for the three months ended 30 June 1993 include a gain of $7.7 million ($4.8 million after tax, or $.04 per share) from an insurance settlement related to a chemicals facility and the partial sale of a stock investment in an insurance company.

For the nine months ended 30 June 1993, the results include a gain of $17.1 million ($10.7 million after tax, or $.09 per share) from an insurance settlement related to a chemicals facility, the sale of a business venture, and the sale of stock options and partial sale of a stock investment in an insurance company.

In fiscal 1994, the Company established a trust to fund a portion of future payments to employees under the Company's existing compensation and benefit programs. The trust, which is administered by an independent trustee, was funded with 10 million shares of treasury stock.

               AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


            THIRD QUARTER FISCAL 1994 VS. THIRD QUARTER FISCAL 1993

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the third quarter of fiscal 1994 of $868.4 million were 5% higher than in the same quarter of last year while operating income declined $10.5 million, or 9%, to $111.5 million. Profits of equity affiliates increased $3.6 million to $9.5 million for the three months ended 30 June 1994. Net income was $65.8 million, or $.58 per share, compared to $70.8 million, or $.62 per share, in the year-ago quarter.

The earnings for the third quarter of fiscal 1994 and 1993 included the effects of nonoperating items. Results in the third quarter of 1994 were impacted by after-tax charges of $.13 per share from derivative contract settlements and $.06 per share for costs associated with outsourcing the merchant gas distribution function in the United Kingdom. The quarter also included a tax benefit of $.05 per share from changes in certain state income tax regulations. In the third quarter of 1993, earnings per share included a gain of $.04 per share from an insurance settlement related to a chemicals facility and the partial sale of a stock investment in an insurance company. Results for the third quarter of fiscal 1994 and 1993, both as reported and also excluding nonoperating items, were:

(In millions, except per share)

                                     Third Quarter                                Third Quarter
                                      Fiscal 1994                                  Fiscal 1993
                             ----------------------------------          -----------------------------------
                                                      Excluding                                    Excluding
                                                   Nonoperating                                 Nonoperating
                                 Reported                 Items              Reported                  Items
                             ------------    ------------------          ------------    -------------------
Operating Income                   $111.5                $134.4                $122.0                 $114.3
Net Income                           65.8                  83.0                  70.8                   66.0
Earnings Per Share                    .58                   .72                   .62                    .58


Net income for the third quarter of fiscal 1994, excluding nonoperating items, was 26% better than the year-ago quarter due to strong performances in the three major businesses. All of the business segments were favorably affected by lower costs due to the prior year asset write-downs and the workforce reduction program.

Fiscal 1993 operating income of the industrial gases segment and corporate and other have been restated to reflect the current-year presentation of Brazilian conversion gains related to U.S. dollar denominated investments. For the three months ended 30 June 1993, operating income of the industrial gases segment was reduced by $3.3 million with a corresponding increase in corporate and other.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $488.0 million in the third quarter of fiscal 1994 increased 8% while operating income of $90.7 million was comparable to the year-ago quarter. The results for the current period include a charge of $10.7 million for the outsourcing of the distribution function in the United Kingdom. Exclusive of this charge, operating income increased 13%, or $11.5 million, from the prior year. Operating profits increased significantly, especially in Europe, due to increased merchant volumes and stronger on-site operations. Merchant gas prices were lower in the United States and Europe compared to last year's third quarter. Excluding European currency effects, sales of the segment rose 9%.

Equity affiliates' income for the third quarter of fiscal 1994 was $2.0 million compared to $1.5 million in the prior year. Income increased from the prior year as a result of higher earnings of a Spanish joint venture. This gain was partially offset by lower earnings of a Mexican affiliate.

CHEMICALS - Sales in the third quarter of fiscal 1994 of $308.3 million increased 10% while operating income of $45.7 million increased 39% compared to last year. The results benefited from higher shipments in most major product lines. Volumes in polyurethane intermediates were significantly higher in comparison to the prior year which was impacted by a longer-than-scheduled outage at a chemicals facility. Ammonia and methanol margins improved substantially as a result of higher prices. These gains were partially offset by significantly lower polyvinyl alcohol margins resulting from excess world capacity and intense competition. The third quarter of the prior year included a gain of $3.6 million from an insurance settlement related to the Pasadena, Texas facility.

ENVIRONMENTAL AND ENERGY - Sales in the third quarter of 1994 of $17.1 million were comparable to the prior year. Operating income for the third quarter of 1994 was $.6 million compared to a loss of $2.1 million in the year-ago quarter. Operating services provided to cogeneration facilities and the receipt of a performance bonus payment were the key factors contributing to this favorable income variance.

Equity affiliates' income for the third quarter of fiscal 1994 was $7.2 million compared to $4.4 million in the prior year. The improved results reflect the stronger operations at cogeneration and waste-to-energy facilities.

EQUIPMENT AND TECHNOLOGY - Sales of $55.0 million decreased $20.6 million from the exceptionally high level of the year-ago quarter while operating income was a loss of $1.7 million compared to $7.4 million. The results reflect decreased levels of business activity and higher costs to complete certain projects.

CORPORATE AND OTHER - The net expense was $23.8 million compared to $6.1 million in the third quarter of the prior year. The current period results include a charge of $12.2 million for a loss on the termination of two foreign currency swap contracts. The third quarter of the prior year included a $4.1 million gain from the partial sale of a stock investment in an insurance company. Exclusive of these items, the net expense of corporate and other in the third quarter of fiscal 1994 was comparable to the prior year.

LOSS ON LEVERAGED INTEREST RATE SWAPS

As part of the debt management program the Company entered into five highly leveraged interest rate swap contracts during the first quarter of fiscal 1994. By 30 June 1994, the Company terminated three of these contracts and closed the other two. These contracts had been accounted for on a mark-to-market basis. In the third quarter of fiscal 1994 the Company recognized a loss of $11.3 million on these derivative contracts. This loss reflects the decline in market value of these contracts due to higher interest rates.

INTEREST

Interest expense was $21.7 million compared to $18.2 million in the third quarter of fiscal 1993. The current period includes a charge of $1.7 million for the termination of several small interest rate hedge agreements. Exclusive of this charge, interest expense increased $1.8 million. The impact of higher rates and the higher level of average debt outstanding was partially offset by higher capitalization of interest.

INCOME TAXES

Excluding the charge for the loss on certain derivative contract settlements, the effective tax rate on income was 28.2% for the quarter ended 30 June 1994 compared with 35.4% for the same quarter in fiscal 1993. The current period effective tax rate reflects lower state taxes due principally to changes in certain state income tax regulations. The cumulative impact of these changes in regulations was included in income taxes for the third quarter of fiscal 1994, resulting in a tax benefit of $5.4 million.



              NINE MONTHS FISCAL 1994 VS. NINE MONTHS FISCAL 1993
         ------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1994 of $2,554.3 million were 3% higher than in the comparable period of the prior year while operating income declined $25.4 million, or 7%, to $354.7 million. Profits of equity affiliates increased $12.5 million to $21.4 million for the nine months ended 30 June 1994. Income before the cumulative effect of accounting changes was $154.4 million, or $1.36 per share, for the first nine months of fiscal 1994 compared to $215.1 million, or $1.89 per share, for the comparable period last year. During fiscal year 1994, the Company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards. Net income was $168.7 million, or $1.48 per share, compared to $215.1 million, or $1.89 per share, in the prior year.

The earnings for the first nine months of fiscal 1994 and 1993 included the effects of nonoperating items. Results for the nine months ended 30 June 1994 were impacted by after-tax charges of $.66 per share from derivative contract settlements and $.06 per share for costs associated with outsourcing the merchant gas distribution function in the United Kingdom. The first nine months of fiscal 1994 also included a tax benefit of $.05 per share resulting from changes in certain state income tax regulations and an after-tax benefit of

$.02 per share from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company.

In the first nine months of fiscal 1993, earnings per share included a gain of $.09 per share from an insurance settlement related to a chemicals facility, the sale of a business venture, and the sale of stock options and partial sale of a stock investment in an insurance company. Results for the first nine months of fiscal 1994 and 1993, both as reported and also excluding nonoperating items, were:

(In millions, except per share)

                                      Nine Months Ended                   Nine Months Ended
                                        30 June 1994                        30 June 1993
                            -----------------------------------   ---------------------------------
                                                      Excluding                           Excluding
                                                   Nonoperating                        Nonoperating
                                 Reported                 Items        Reported               Items
                            -------------   -------------------   -------------    ----------------
Operating Income                   $354.7                $379.9          $380.1              $363.0
Income Before
  Cumulative Effect of
  Accounting Changes                154.4                 228.9           215.1               204.4
Earnings Per Share                   1.36                  2.01            1.89                1.80


Income before the cumulative effect of accounting changes for the first nine months of fiscal 1994, excluding nonoperating items, was 12% better than the comparable period of the prior year due to strong performances in the three major businesses. All of the business segments were favorably affected by lower costs due to the prior year asset write-downs and the workforce reduction program.

Fiscal 1993 operating income of the industrial gases segment and corporate and other have been restated to reflect the current-year presentation of Brazilian conversion gains related to U.S. dollar denominated investments. For the nine months ended 30 June 1993, operating income of the industrial gases segment was reduced by $7.9 million with a corresponding increase in corporate and other.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $1,443.6 million in the first nine months of fiscal 1994 increased 7% while operating income was $278.7 million compared to $273.9 million in the prior year. The results for the current period include a charge of $10.7 million for the outsourcing of the distribution function in the United Kingdom. Exclusive of this charge, operating income increased $15.5 million, or 6%, from the prior year. The results benefited from significantly higher worldwide shipments of merchant and on-site gases. Pressure on selling prices of merchant gases continued worldwide, especially in Europe. The on-site gas business achieved improved results in comparison to the high levels of the prior year. Excluding European currency effects, sales of the segment rose 8%.

Equity affiliates' income was $2.6 million for the first nine months of fiscal 1994 compared to $1.6 million last year. Income increased from the prior year as a result of higher earnings of a Spanish joint venture. This gain was partially offset by lower earnings of a Mexican affiliate.

CHEMICALS - Sales in the first nine months of fiscal 1994 of $866.3 million increased 6% while operating income of $111.2 million increased $9.7 million, or 10%. The results benefited from higher shipments in most major product lines. Volumes in polyurethane intermediates were significantly higher in comparison to the prior year which was impacted by a longer-than-scheduled outage at a chemicals facility. Ammonia and methanol margins improved substantially as a result of higher prices and lower natural gas costs. These gains were partially offset by significantly lower polyvinyl alcohol margins resulting from excess world capacity and intense competition. The prior year results included a gain of $3.6 million from an insurance settlement.

ENVIRONMENTAL AND ENERGY - Sales decreased $15.3 million to $50.7 million in the first nine months of fiscal 1994 principally as a result of an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate which was included in last year's results. Operating income for the first nine months of fiscal 1994 was $4.3 million compared to a loss of $2.5 million in the prior year. The improved profitability resulted principally from the operating services provided to cogeneration facilities. The receipt of a performance bonus payment also contributed to this favorable income variance.

Equity affiliates' income for the first nine months of fiscal 1994 was $18.7 million compared to $7.2 million in the prior year. The improved results reflect the stronger operations at cogeneration and waste-to-energy facilities, including the waste-to-energy facility in New York which was acquired in the third quarter of fiscal 1993.

EQUIPMENT AND TECHNOLOGY - Sales of $193.7 million in the first nine months of fiscal 1994 decreased $45.9 million from the exceptionally high level of the prior year while operating income decreased $24.9 million to $7.4 million.
This year's results reflect decreased levels of manufacturing activity in the cryogenic air separation and liquefied natural gas equipment businesses and higher costs to complete certain projects. Last year's results included a gain of $3.9 million from the sale of a business venture.

CORPORATE AND OTHER - The net expense was $46.9 million compared to $25.1 million in the first nine months of the prior year. The current year's results include a charge of $12.2 million from the termination of two foreign currency swap contracts, and an expense of $2.3 million from the charitable contribution of the remaining shares of a stock investment in an insurance company. The results of the prior period included a gain of $9.6 million from the sale of stock options and partial sale of a stock investment in an insurance company. Exclusive of these items, corporate expenses declined due principally to lower foreign exchange losses.

LOSS ON LEVERAGED INTEREST RATE SWAPS

As part of the debt management program the Company entered into five highly leveraged interest rate swap contracts during the first quarter of fiscal 1994. By 30 June 1994, the Company terminated three of these contracts and closed the other two. These contracts had been accounted for on a mark-to-market basis. For the nine months ended 30 June 1994, the Company recognized a loss of $107.7 million on these derivative contacts. This loss reflects the decline in market value of these contracts due to higher interest rates.

INTEREST

For the nine months ended 30 June 1994, interest expense was $59.4 million compared to $61.3 million in fiscal 1993. The current period includes a charge of $1.7 million for the termination of several small interest rate hedge agreements. Exclusive of this charge, interest expense decreased $3.6 million. The impact of lower rates combined with higher capitalization of interest more than offset the increase in expense due to the higher level of average debt outstanding.

INCOME TAXES

Excluding the charge for the loss on certain derivative contract settlements, the effective tax rate on income was 30.6% for the nine months ended 30 June
1994 compared to 34.4%   for the comparable period in fiscal 1993.  The current
year effective tax rate reflects lower state taxes due principally to changes in certain state income tax regulations. The cumulative impact of these changes in regulations was included in income taxes for the nine months ended 30 June 1994, resulting in a tax benefit of $5.4 million. The current year effective tax rate also reflects the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 1994 totaled $400.4 million compared to $518.3 million in the corresponding period of the prior year. During fiscal 1993 the Company increased significantly its minority ownership position in a Mexican affiliate. Additions to plant and equipment were $384.0 million during the first nine months of fiscal 1994 versus $343.6 million in the corresponding prior period. Capital expenditures for new plant and equipment and investment in unconsolidated affiliates are expected to be in the range of $550- 650 million in fiscal 1994.

Cash provided by operating activities during the first nine months of fiscal 1994 ($443.7 million) combined with cash provided by long-term debt and additional commercial paper ($127.6 million and $20.0 million, respectively) were used largely for capital expenditures ($400.4 million), the purchase of treasury stock ($85.6 million), payments on long-term debt and other short-term borrowings ($86.7 million and $46.1 million, respectively), cash dividends ($80.0 million), and the termination of leveraged interest rate swaps ($41.9 million). Cash and cash items decreased $131.2 million from $238.4 million at the beginning of the fiscal year to $107.2 million at 30 June 1994.

Total debt at 30 June 1994 and 30 September 1993, expressed as a percentage of the sum of total debt and shareholders' equity, was 37%. Total debt increased from $1,251.0 million at 30 September 1993 to $1,279.5 million at 30 June 1994.

There was $155.0 million of commercial paper outstanding at 30 June 1994. Domestic lines of credit totaled $400.0 million. Additional commitments totaling $96.4 million are maintained by the Company's foreign subsidiaries, of which $3.8 million was utilized at 30 June 1994.

At 30 June 1994, the Company had unutilized shelf registrations for $250 million of long-term debt securities and $81 million of medium-term notes.

The Company enters into interest rate swap contracts to manage interest costs and the risk associated with changing interest rates. At 30 June 1994, the Company was party to 17 interest rate swaps. Most of these change long-term fixed-rate debt to variable-rate debt. The notional principal of fixed to variable interest rate swaps is $478.5 million and variable to fixed is $30.0 million. The fair value of the agreements outstanding as of 30 June 1994 is a loss of $13.7 million. The Company uses hedge/deferral accounting for these interest rate swaps.

The Company is also party to interest rate hedge and currency swap contracts. These contracts entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at a specified future date. At 30 June 1994, interest rate hedge and currency swap agreements were outstanding with a total principal amount of $130.0 million. The fair value of the agreements outstanding as of 30 June 1994 is a loss of $2.2 million.

In fiscal 1994 the Company terminated three highly leveraged interest rate swap contracts and closed two other such agreements; terminated two agreements which hedged currency risk; and terminated a number of smaller interest rate hedge agreements. The Company recognized a loss of $121.6 million for the nine months ended 30 June 1994 for these derivative contracts. The termination and closure of these derivative contracts has eliminated any further earnings impact from these contracts due to changes in interest rates. The closure of the two highly leveraged interest rate swap contracts has resulted in a $66.0 million noncurrent liability. This liability matures through fiscal 2003.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1994 is $1,115.1 million compared to a book value of $1,100.0 million. The estimated fair value exceeds book value because interest rates are generally lower than when the Company's debt was issued.

                          PART II.  OTHER INFORMATION


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

           (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

           (b) Current Reports on Form 8-K dated 21 April 1994, 11 May 1994 and 1 June 1994 were filed by the registrant during the quarter ended 30 June 1994 in which Item 5 of such form was reported.

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


                                                Air Products and Chemicals, Inc.
                                                --------------------------------
                                                      (Registrant)



Date: August 12, 1994                By:     /s/ G. A. White
                                         ------------------------------------
                                         G. A. White
                                         Senior Vice President - Finance
                                         (Chief Financial Officer)

     =============================================================


                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                     ------------------------------



                                EXHIBITS


                                   To



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended 30 June 1994


                       Commission File No. 1-4534


                          -------------------



                    AIR PRODUCTS AND CHEMICALS, INC.
         (Exact name of registrant as specified in its charter)


     =============================================================

                               INDEX TO EXHIBITS


         (a)(12) Computation of Ratios of Earnings to Fixed Charges.