Form 10-Q
period 1994-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1995-02-13
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-Q


(Mark One)
  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 December 1994

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      23-1274455
(State of Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

    7201 HAMILTON BOULEVARD, ALLENTOWN, PENNSYLVANIA      18195-1501
       (Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at 1 February 1995
 --------------------------                   ------------------------------
 Common Stock, $1 par value                             121,636,267

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------
Part I.  Financial Information

   Consolidated Balance Sheets -
      31 December 1994 and 30 September 1994.....................     3

   Consolidated Income -
      Three Months Ended 31 December 1994 and 1993...............     4

   Consolidated Cash Flows -
      Three Months Ended 31 December 1994 and 1993...............     5

   Notes to Consolidated Financial Statements....................     6

   Management's Discussion and Analysis..........................     7

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.....................    10

   Signatures....................................................    10

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

              AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                                                                 31 December          30 September
                                                                     1994                 1994
                                                                 -----------          ------------
                               ASSETS
CURRENT ASSETS
Cash and cash items                                                $  103.9              $   99.9
Trade receivables, less allowances for doubtful accounts              578.0                 558.8
Inventories                                                           304.9                 292.4
Contracts in progress, less progress billings                          98.6                 103.2
Other current assets                                                  127.6                 123.4
                                                                   --------              --------
TOTAL CURRENT ASSETS                                                1,213.0               1,177.7
                                                                   --------              --------
INVESTMENTS                                                           655.8                 622.0
                                                                   --------              --------
PLANT AND EQUIPMENT, at cost                                        6,680.8               6,519.5
  Less - Accumulated depreciation                                   3,605.5               3,526.9
                                                                   --------              --------
PLANT AND EQUIPMENT, net                                            3,075.3               2,992.6
                                                                   --------              --------
GOODWILL                                                               66.3                  67.2
                                                                   --------              --------
OTHER NONCURRENT ASSETS                                               175.6                 176.7
                                                                   --------              --------
TOTAL ASSETS                                                       $5,186.0              $5,036.2
                                                                   ========              ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables, trade and other                                          $  467.7              $  488.1
Accrued liabilities                                                   216.2                 229.3
Accrued income taxes                                                   59.6                  38.0
Short-term borrowings                                                 267.7                 175.2
Current portion of long-term debt                                     145.7                 145.8
                                                                   --------              --------
TOTAL CURRENT LIABILITIES                                           1,156.9               1,076.4
                                                                   --------              --------
LONG-TERM DEBT                                                        997.9                 922.5
                                                                   --------              --------
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                      408.0                 407.4
                                                                   --------              --------
DEFERRED INCOME TAXES                                                 436.0                 423.5
                                                                   --------              --------
TOTAL LIABILITIES                                                   2,998.8               2,829.8
                                                                   --------              --------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                  124.7                 124.7
Capital in excess of par value                                        474.8                 477.6
Retained earnings                                                   2,193.7               2,134.7
Unrealized gain on investments                                         41.5                    --
Cumulative translation adjustments                                    (50.4)                (16.1)
Treasury stock, at cost                                              (139.6)                (57.0)
Shares in trust                                                      (457.5)               (457.5)
                                                                   --------              --------
TOTAL SHAREHOLDERS' EQUITY                                          2,187.2               2,206.4
                                                                   --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $5,186.0              $5,036.2
                                                                   ========              ========

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                              CONSOLIDATED INCOME


(In millions, except per share)

                                                                  Three Months Ended
                                                                      31 December
                                                                ---------------------
                                                                 1994            1993
                                                                -------         ------
SALES AND OTHER INCOME
Sales                                                           $ 920.8         $827.3
Other income (expense), net                                        (0.8)           4.1
                                                                -------         ------
                                                                  920.0          831.4
                                                                -------         ------
COSTS AND EXPENSES
Cost of sales                                                     544.0          499.0
Selling, distribution and administrative                          206.2          189.3
Research and development                                           23.9           22.3
                                                                -------         ------
OPERATING INCOME                                                  145.9          120.8

Income from equity affiliates, net of related expenses              9.4            6.3

Interest expense                                                   23.9           19.8
                                                                -------         ------
INCOME BEFORE TAXES                                               131.4          107.3

Income taxes                                                       44.7           32.2
                                                                -------         ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES              86.7           75.1

Cumulative effect of accounting changes                            --             14.3
                                                                -------         ------
NET INCOME                                                      $  86.7         $ 89.4
                                                                =======         ======

MONTHLY AVERAGE OF COMMON SHARES OUTSTANDING                      113.0          114.2
                                                                -------         ------

EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting changes           $   .77         $  .66

Cumulative effect of accounting changes                              --            .12
                                                                -------         ------
NET INCOME                                                      $   .77         $  .78
                                                                =======         ======
DIVIDENDS DECLARED PER COMMON SHARE - Cash                      $   .24         $  .23
                                                                -------         ------

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                            CONSOLIDATED CASH FLOWS
(In millions)

                                                                            Three Months Ended
                                                                                31 December
                                                                           --------------------
                                                                            1994          1993
                                                                           ------        ------
OPERATING ACTIVITIES
Net Income                                                                  $86.7         $89.4
  Adjustments to reconcile income to cash provided by operating activities:
    Depreciation                                                             90.1          85.0
    Deferred income taxes                                                    18.2          17.8
    Cumulative effect of accounting changes                                  --           (14.3)
    Other                                                                     8.5           4.0
Working capital changes that provided (used) cash:
    Trade receivables                                                       (20.0)         (1.7)
    Inventories and contracts in progress                                    (8.5)         (5.5)
    Payables, trade and other                                               (29.4)        (25.0)
    Accrued liabilities                                                     (11.7)        (21.7)
    Other                                                                    16.4         (15.8)
Other                                                                       (14.7)         (0.5)
                                                                           ------        ------
CASH PROVIDED BY OPERATING ACTIVITIES                                       135.6         111.7
                                                                           ------        ------
INVESTING ACTIVITIES
Additions to plant and equipment*                                          (178.0)       (128.8)
Investment in and advances to unconsolidated affiliates                     (19.5)        (10.7)
Termination/Closure of leveraged interest rate swaps                         (0.9)         --
Proceeds from sale of assets and investments                                   .4          14.3
Other                                                                         2.4           5.0
                                                                           ------        ------
CASH USED FOR INVESTING ACTIVITIES                                         (195.6)       (120.2)
                                                                           ------        ------
FINANCING ACTIVITIES
Long-term debt proceeds*                                                     81.0          32.5
Payments on long-term debt                                                   (3.0)        (35.1)
Net increase in commercial paper                                             83.0          24.5
Net increase (decrease) in other short-term borrowings                        9.6         (16.7)
Issuance of Treasury Stock for stock options                                  1.1           2.8
Dividends paid to shareholders                                              (27.8)        (26.2)
Purchase of Treasury Stock                                                  (89.5)        (22.6)
Other                                                                         9.7         (10.4)
                                                                           ------        ------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                             64.1         (51.2)
                                                                           ------        ------
Effect of Exchange Rate Changes on Cash                                      (0.1)         (5.8)
                                                                           ------        ------
Increase (Decrease) in Cash and Cash Items                                    4.0         (65.5)
Cash and Cash Items - Beginning of Year                                      99.9         238.4
                                                                           ------        ------
Cash and Cash Items - End of Period                                        $103.9        $172.9
                                                                           ======        ======


*Excludes capital leases of $.9 million and $.5 million for the three months ended 31 December 1994 and 1993, respectively.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Effective 1 October 1994, the company adopted Statement of Financial Accounting Standard (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities." Certain investments are reported at fair value with unrealized gains and losses on an after-tax basis recorded in a separate component of shareholders' equity. Prior year's amounts were not restated.

Effective 1 October 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal 1994 is included in net income of the three months ended 31 December 1993. The cumulative effect of each of these standards is as follows: SFAS No. 106, $31.3 million charge; SFAS No. 109, $55.9 million gain; and SFAS No. 112, $10.3 million charge.

The results for the three months ended 31 December 1993 include an expense of $2.3 million for the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair values of the investment, was $4.6 million. This transaction reduced the effective tax rate from 33.6% to 30.0% for the three months ended 31 December 1993.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             FIRST QUARTER FISCAL 1995 VS. FIRST QUARTER FISCAL 1994


RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first quarter of fiscal 1995 of $920.8 million were 11% higher than in the same quarter of last year while operating income was up $25.1 million, or 21%, to $145.9 million. Profits of equity affiliates increased $3.1 million to $9.4 million for the three months ended 31 December 1994. Net income was $86.7 million, or $.77 per share, compared to income before the cumulative effect of accounting changes of $75.1 million, or $.66 per share, in the year-ago quarter. Last year the company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards. Net income in the first quarter of fiscal 1994 was $89.4 million, or $.78 per share. The first quarter of the prior year included an after-tax gain of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company.

The improved profitability in first quarter of fiscal 1995 was due to the strong operating performances of the three major business segments and from reduced costs resulting from the 1993 workforce reduction program and asset write-downs. This strong performance during the quarter reflects, in part, improvements in manufacturing production, especially in the United States and the recovering economies of Europe. This factor helped drive strong, broad-based volume gains and record profits in the gases and chemicals businesses.

In the fourth quarter of fiscal 1993, the company announced a program to reduce the workforce by 7 to 10 percent over a two-year period and the write-down of selected assets to net realizable value. As a result of these actions the company expects the fiscal 1995 cost level will be approximately $15 million ($9 million after tax, or $.08 per share) lower than in fiscal 1994. Approximately 40% of this cost reduction was realized in the first quarter of fiscal 1995.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $524.9 million in the first quarter of fiscal 1995 increased 11% while operating income rose 17% to $109.1 million. The higher results were due to strong volume growth worldwide, reduced cost levels, and favorable currency effects. These benefits were moderated by slightly lower merchant gas prices in the United States and Europe compared to a year ago. Excluding European currency effects, sales of the segment rose 9%.

Equity affiliates' income for the first quarter of fiscal 1995 was $2.5 million compared to $1.0 million in the prior year. Income increased from the prior year as a result of higher earnings of the Spanish and Asian joint ventures. These gains were partially offset by lower earnings of a Mexican affiliate, due principally to the devaluation of the peso.

CHEMICALS - Sales in the first quarter of fiscal 1995 of $323.8 million increased 19% while operating income of $49.0 million increased 54% compared to last year. Approximately half of the profit gain was in the major chemical businesses, including polyvinyl alcohol, where volume-driven profits were moderated somewhat by higher feedstock costs. The balance of the profit growth resulted from higher methanol and ammonia prices compared to last year.

A portion of the ammonia capacity, which contributed $8 million to the current quarter's operating income is scheduled to be shut down in the middle of the second quarter and converted to hydrogen production. This conversion will take the company out of the commodity ammonia business and provide needed capacity for the strategic hydrogen program. Ammonia is both sold to third party customers and is used as a feedstock for alkylamines and polyurethane intermediates. Third party sales of ammonia were $14.5 million in the first quarter of fiscal 1995. This portion of ammonia capacity contributed $35.7 million to trade sales and $18.2 million to operating income in fiscal 1994.

ENVIRONMENTAL AND ENERGY - Sales in the first quarter of 1995 of $13.7 million and operating income of $.2 million were comparable to the prior year.

Equity affiliates' income for the first quarter of fiscal 1995 was $6.8 million compared to $5.4 million in the prior year. The improved results reflect the stronger operations at the waste-to-energy facilities.

EQUIPMENT AND TECHNOLOGY - Sales of $58.4 million decreased $11.4 million from the year-ago quarter while operating income was a loss of $1.3 million compared to income of $7.2 million. This year's results reflect decreased levels of business activity.

CORPORATE AND OTHER - The net expense was $11.1 million compared to $11.3 million in the first quarter of the prior year. Last year's results included an expense of $2.3 million for the charitable contribution of the remaining shares of a stock investment in an insurance company. Exclusive of this item corporate expenses increased due primarily to higher foreign exchange losses.

INTEREST

Interest expense was $23.9 million compared to $19.8 million in the first quarter of fiscal 1994. The increase in expense was due to higher rates combined with a higher level of average debt outstanding.

INCOME TAXES

The effective tax rate on income was 34.0% for the three months ended 31 December 1994 compared with 30.0% for the same quarter of the previous year. The effective tax rate for the three months ended 31 December 1993 reflects the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. This transaction reduced the effective tax rate from 33.6% to 30.0% for the three months ended 31 December 1993. The increase in the effective tax rate from 33.6% to 34.0% was due principally to lower foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1995 totaled $198.4 million compared to $140.0 million in the corresponding period of the prior year. Additions to plant and equipment were $178.0 million during the first three months of fiscal 1995 versus $128.8 million last year. Capital expenditures for new plant and equipment and investment in unconsolidated affiliates are expected to be in the range of $700-800 million in fiscal 1995.

Cash provided by operating activities during the first three months of fiscal 1995 ($135.6 million) combined with cash provided by long-term debt and additional commercial paper ($81.0 million and $83.0 million, respectively) were used largely for capital expenditures ($198.4 million), the purchase of treasury stock ($89.5 million), and cash dividends ($27.8 million). Cash and cash items increased $4.0 million from $99.9 million at the beginning of the fiscal year to $103.9 million at 31 December 1994.

Total debt at 31 December 1994 and 30 September 1994, expressed as a percentage of the sum of total debt and shareholders' equity, was 39% and 36%, respectively. Total debt increased from $1,243.5 million at 30 September 1994 to $1,411.3 million at 31 December 1994.

There was $231.0 million of commercial paper outstanding at 31 December 1994. Domestic lines of credit totaled $400.0 million. Additional commitments totaling $95.7 million are maintained by the Company's foreign subsidiaries, of which $.6 million was utilized at 31 December 1994.

At 31 December 1994, the Company had an unutilized shelf registration for $250 million of long-term debt securities. In January 1995, $100 million of 8.35% Notes due 2002 were issued under this shelf registration.

Interest rate hedge agreements are entered into with the intent of reducing interest rate risks and costs inherent in the company's debt portfolio. The company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the company's aggregate risk to movements in interest rates. Most of these agreements change long-term fixed-rate debt to variable-rate debt. The notional principal of interest rate hedge agreements outstanding at 31 December 1994 is $516.1 million. The fair value of the agreements is a loss of $42.4 million. As of 30 September 1994, interest rate hedge agreements were outstanding with a notional principal amount and fair value of $566.5 million and a loss of $39.5 million, respectively. The decline in fair value of these interest rate hedge agreements was due to rising interest rates.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1994 is $1,131.4 million compared to a book value of $1,143.6 million.

                          PART II.  OTHER INFORMATION


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

           (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

           (a)(27) Financial Data Schedule which is submitted electronically to Securities and Exchange Commission, for information only and not filed.

           (b) Current Reports on Form 8-K dated 21 October 1994 and 26 October 1994 were filed by the registrant during the quarter ended 31 December 1994 in which Item 5 of such form was reported.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Air Products and Chemicals, Inc.
                                        ----------------------------------
                                                  (Registrant)



Date: February 10, 1995             By:           /s/ G. A. White
                                        ----------------------------------
                                        G. A. White
                                        Senior Vice President - Finance
                                        (Chief Financial Officer)

                                EXHIBIT INDEX


Exhibit No.                     Description
- ----------                     ----------------
12             Computation of Ratios of Earnings to Fixed Charges

27             Financial Data Schedule