Form 10-Q
period 1995-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1995-05-15
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 March 1995
                                        --------------

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to____________

                          Commission file number 1-4534

                       AIR PRODUCTS AND CHEMICALS, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                               23-1274455
- -------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation         (I.R.S. Employer
               or Organization)                      Identification No.)

          7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
- -------------------------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911
                                                     ------------

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                       Outstanding at 1 May 1995
- --------------------------         ------------------------------
Common Stock, $1 par value                  121,851,951

              AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                    INDEX


                                                                                                                   PAGE NO.
                                                                                                                   --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 March 1995 and 30 September 1994 ........................................................................    3

    Consolidated Income -
       Three Months and Six Months Ended 31 March 1995 and 1994 ...................................................    4

    Consolidated Cash Flows -
       Six Months Ended 31 March 1995 and 1994 ....................................................................    5

    Notes to Consolidated Financial Statements ....................................................................    6

    Management's Discussion and Analysis ..........................................................................    7

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security-Holders ..................................................   14

    Item 6.  Exhibits and Reports on Form 8-K .....................................................................   15

    Signatures ....................................................................................................   15

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarter ended 31 December 1994.

Results of operations for any three or six month periods are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                                                             31 MARCH  30 SEPTEMBER
                                     ASSETS                    1995        1994
                                                            ---------  ------------
CURRENT ASSETS
Cash and cash items                                         $   93.8    $   99.9
Trade receivables, less allowances for doubtful accounts       625.9       558.8
Inventories                                                    303.4       292.4
Contracts in progress, less progress billings                  108.4       103.2
Other current assets                                           127.2       123.4
                                                            --------    --------
TOTAL CURRENT ASSETS                                         1,258.7     1,177.7
                                                            --------    --------
INVESTMENTS                                                    641.4       622.0
                                                            --------    --------
PLANT AND EQUIPMENT, at cost                                 7,013.6     6,519.5
   Less - Accumulated depreciation                           3,755.2     3,526.9
                                                            --------    --------
PLANT AND EQUIPMENT, net                                     3,258.4     2,992.6
                                                            --------    --------
GOODWILL                                                        67.5        67.2
                                                            --------    --------
OTHER NONCURRENT ASSETS                                        187.0       176.7
                                                            --------    --------
TOTAL ASSETS                                                $5,413.0    $5,036.2
                                                            ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables, trade and other                                   $  503.2    $  488.1
Accrued liabilities                                            240.7       229.3
Accrued income taxes                                            53.3        38.0
Short-term borrowings                                          210.7       175.2
Current portion of long-term debt                              145.7       145.8
                                                            --------    --------
TOTAL CURRENT LIABILITIES                                    1,153.6     1,076.4
                                                            --------    --------
LONG-TERM DEBT                                               1,102.6       922.5
                                                            --------    --------
DEFERRED INCOME AND OTHER NONCURRENT
  LIABILITIES                                                  432.9       407.4
                                                            --------    --------
DEFERRED INCOME TAXES                                          442.7       423.5
                                                            --------    --------
TOTAL LIABILITIES                                            3,131.8     2,829.8
                                                            --------    --------
SHAREHOLDERS' EQUITY
Common Stock, par value $1 per share                           124.7       124.7
Capital in excess of par value                                 471.5       477.6
Retained earnings                                            2,255.3     2,134.7
Unrealized gain on investments                                  39.5         --
Cumulative translation adjustments                             (19.3)      (16.1)
Treasury Stock, at cost                                       (133.0)      (57.0)
Shares in trust                                               (457.5)     (457.5)
                                                            --------    --------
TOTAL SHAREHOLDERS' EQUITY                                   2,281.2     2,206.4
                                                            --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $5,413.0    $5,036.2
                                                            ========    ========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME

(In millions, except per share)

                                                                Three Months                    Six Months
                                                               Ended 31 March                 Ended 31 March
                                                            ---------------------        ------------------------
                                                             1995          1994            1995            1994
                                                            ------       --------        --------        --------
SALES AND OTHER INCOME
Sales                                                       $982.9       $858.6          $1,903.7        $1,685.9
Other income (expense), net                                    0.4         (0.8)             (0.4)            3.3
                                                            ------       ------          --------        --------
                                                             983.3        857.8           1,903.3         1,689.2
                                                            ------       ------          --------        --------
COSTS AND EXPENSES
Cost of sales                                                590.9        518.2           1,134.9         1,017.2
Selling, distribution, and                                   214.3        193.4             420.5           382.7
  administrative
Research and development                                      26.3         23.8              50.2            46.1
                                                            ------       ------          --------        --------
OPERATING INCOME                                             151.8        122.4             297.7           243.2

Income from equity affiliates, net of
  related expenses                                             8.5          5.6              17.9            11.9

Loss on leveraged interest rate swaps                          --          96.4               --             96.4

Interest expense                                              26.1         17.9              50.0            37.7
                                                            ------       ------          --------        --------
INCOME BEFORE TAXES                                          134.2         13.7             265.6           121.0

Income taxes                                                  45.6          0.2              90.3            32.4
                                                            ------       ------          --------        --------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES                                                     88.6         13.5             175.3            88.6

Cumulative effect of accounting changes                        --           --                --             14.3
                                                            ------       ------          --------        --------
NET INCOME                                                  $ 88.6       $ 13.5          $  175.3        $  102.9
                                                            ======       ======          ========        ========
MONTHLY AVERAGE OF COMMON
  SHARES OUTSTANDING                                           --           --              112.4           114.0
                                                            ------       ------          --------        --------
EARNINGS PER COMMON SHARE:

Income before cumulative effect of
  accounting changes                                        $  .79       $  .12          $   1.56        $    .78
Cumulative effect of accounting
  changes                                                     --           --                --               .12
                                                            ------       ------          --------        --------
NET INCOME                                                  $  .79       $  .12          $   1.56        $    .90
                                                            ======       ======          ========        ========
DIVIDENDS DECLARED PER
  COMMON SHARE - Cash                                       $  .25       $  .23          $    .49        $    .46
                                                            ------       ------          --------        --------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

(In millions)

                                                                Six Months Ended
                                                                   31 March
                                                             ----------------------
                                                              1995           1994
                                                             -------        -------
OPERATING ACTIVITIES
Net Income                                                   $ 175.3        $ 102.9
   Adjustments to reconcile income to cash provided by
     operating activities:
     Depreciation                                              183.0          169.6
     Loss on leveraged interest rate swaps                       --            96.4
     Deferred income taxes                                      27.4          (11.6)
     Cumulative effect of accounting changes                     --           (14.3)
     Other                                                      11.8           26.3
Working capital changes that provided (used) cash:
     Trade receivables                                         (59.1)         (44.9)
     Inventories and contracts in progress                     (11.4)         (17.2)
     Payables, trade and other                                 (15.3)         (22.5)
     Accrued liabilities                                         1.3          (11.8)
     Other                                                      12.2          (20.8)
Other                                                          (14.9)           0.8
                                                             -------        -------
CASH PROVIDED BY OPERATING ACTIVITIES                          310.3          252.9
                                                             -------        -------
INVESTING ACTIVITIES
Additions to plant and equipment*                             (384.4)        (265.1)
Investment in and advances to unconsolidated affiliates        (22.4)         (11.6)
Proceeds from sale of assets and investments                     7.6            8.3
Other                                                             .6           (1.2)
                                                             -------        -------
CASH USED FOR INVESTING ACTIVITIES                            (398.6)        (269.6)
                                                             -------        -------
FINANCING ACTIVITIES
Long-term debt proceeds                                        181.0          117.6
Payments on long-term debt                                     (13.1)         (53.5)
Net increase in commercial paper                                16.0           22.0
Net increase (decrease) in other short-term borrowings          18.8          (53.3)
Issuance of Treasury Stock for stock options                     7.3            6.5
Dividends paid to shareholders                                 (54.7)         (52.3)
Purchase of Treasury Stock                                     (95.5)         (85.6)
Other                                                           19.2            7.5
                                                             -------        -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                79.0          (91.1)
                                                             -------        -------
Effect of Exchange Rate Changes on Cash                          3.2           (3.0)
                                                             -------        -------
Decrease in Cash and Cash Items                                 (6.1)        (110.8)
Cash and Cash Items - Beginning of Year                         99.9          238.4
                                                             -------        -------
Cash and Cash Items - End of Period                          $  93.8        $ 127.6
                                                             =======        =======

*Excludes capital leases of $2.0 million and $1.3 million for the six months ended 31 March 1995 and 1994, respectively.

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

The second quarter of fiscal 1994 includes an unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) relating to certain leveraged interest rate swap contracts. This loss reflects the decline in market value of these contracts due to higher interest rates. Subsequent to the second quarter of fiscal 1994, all of these contracts were terminated or closed.

Effective 1 October 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal 1994 is included in net income of the six months ended 31 March 1994. The cumulative effect of each of these standards is as follows: SFAS No. 106, $31.3 million charge; SFAS No. 109, $55.9 million gain; and SFAS No. 112, $10.3 million charge. The impact of these accounting changes on income for the six months ended 31 March 1994, exclusive of the cumulative effect as of 1 October 1993, is not material.

The results for the six months ended 31 March 1994 include an expense of $2.3 million for the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            SECOND QUARTER FISCAL 1995 VS. SECOND QUARTER FISCAL 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the second quarter of fiscal 1995 of $982.9 million were 14% higher than in the same quarter of last year while operating income increased $29.4 million, or 24%, to $151.8 million. Profits of equity affiliates increased $2.9 million to $8.5 million for the three months ended 31 March 1995. Net income was $88.6 million, or $.79 per share, compared to net income of $13.5 million, or $.12 per share, in the year-ago quarter. During the second quarter of fiscal 1994 the Company recognized an unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) for the decline in market value of certain leveraged interest rate swap contracts. Excluding the effect of this charge, net income would have been $73.1 million, or $.65 per share.

The gases and chemicals businesses achieved record results in the second quarter of fiscal 1995. This strong performance reflects broad-based volume gains largely due to improved economies around the world. These gains, however, were offset slightly by lower results in the environmental and energy and equipment and services segments.

In the fourth quarter of fiscal 1993, the Company announced a program to reduce the workforce by 7% to 10% over a two-year period and the write-down of selected assets to net realizable value. As a result of these actions the Company expects the fiscal 1995 pre-tax cost level will be approximately $15 million lower than in fiscal 1994. Approximately 20% of this cost reduction was realized in the second quarter of fiscal 1995.

The Company has an investment in an equity affiliate and two small consolidated subsidiaries in Mexico. The devaluation of the peso did not have a material impact on the consolidated results of operations.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $545.4 million in the second quarter of fiscal 1995 increased 13% while operating income rose 15% to $109.4 million. Strong volume growth worldwide in both merchant and tonnage gases was the principal factor contributing to the improved results. Merchant gas prices in the United States were up from the prior year while in Europe merchant prices declined. Sales and operating income were both up approximately 4% from the prior year due to European currency effects.

Equity affiliates' income for the second quarter of fiscal 1995 was $1.7 million compared to a loss of $.4 million in the prior year. The key factors contributing to the higher profitability were the improved results of the Spanish joint venture and the income contribution of an affiliate in South Africa. These gains were partially offset by the lower results of a Mexican affiliate, due principally to the devaluation of the peso.

CHEMICALS - Sales in the second quarter of fiscal 1995 of $351.3 million increased 23% while operating income of $53.0 million increased 57% compared to last year. Profits were driven by increased volumes across all major product lines and higher prices in most businesses. Increased feedstock costs moderated a portion of the gain. Last year polyvinyl alcohol margins were depressed due to excess worldwide capacity and intense competition. Results also benefited from higher methanol and ammonia prices on a year-to-year basis, though there was a decline in methanol prices during the quarter.

A portion of the ammonia capacity, which contributed $4 million to the second-quarter's operating income, was shut down in February and is being converted to provide needed capacity for the Company's strategic hydrogen program. Ammonia is both sold to third party customers and is used as a feedstock for alkylamines and polyurethane intermediates. Third party sales of ammonia were $10.0 million in the second quarter of fiscal 1995.

ENVIRONMENTAL AND ENERGY - Sales of $17.3 million decreased $2.0 million from the prior year while operating income was $.4 million compared to $3.5 million in the year-ago quarter. The prior year results benefited from an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate. During the second quarter of fiscal 1995, income from operating services provided to a cogeneration facility in California compared unfavorably to the prior year due to weather-related power curtailments at the facility.

Equity affiliates' income for the second quarter of fiscal 1995 was $6.8 million compared to $6.1 million in the prior year. The results reflect stronger operations at the waste-to-energy facilities partially offset by the unfavorable impact of weather-related power curtailments at a cogeneration facility.

EQUIPMENT AND SERVICES - Sales of $68.9 million equaled the level of the prior year while operating income was a loss of $2.8 million compared to income of $1.9 million. The loss in operating income was due to a less profitable project mix and higher project costs.

CORPORATE AND OTHER - The net expense was $8.2 million compared to $11.8 million in the second quarter of the prior year. Corporate expenses decreased due primarily to lower foreign exchange losses.

LOSS ON LEVERAGED INTEREST RATE SWAPS

The second quarter of fiscal 1994 includes an unrealized loss $96.4 million ($59.6 million after tax, or $.53 per share) relating to certain leveraged interest rate swap contracts. This loss reflects the decline in market value of these contracts due to higher interest rates. Subsequent to the second quarter of fiscal 1994, all of these contracts were terminated or closed.

INTEREST

Interest expense was $26.1 million compared to $17.9 million in the second quarter of fiscal 1994. The increase in expense was due to higher rates combined with a higher level of average debt outstanding.

INCOME TAXES

The effective tax rate on income was 34.0% for the quarter ended 31 March 1995. Excluding the charge for the unrealized loss on the interest rate swap contracts, the effective tax rate on income for the quarter ended 31 March 1994 was 33.6%. The increase in the effective tax rate from 33.6% to 34.0% was due principally to lower investment and foreign tax credits.

                SIX MONTHS FISCAL 1995 VS. SIX MONTHS FISCAL 1994
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first six months of fiscal 1995 of $1,903.7 million were 13% higher than in the comparable period of the prior year while operating income increased $54.5 million, or 22%, to $297.7 million. Profits of equity affiliates increased $6.0 million to $17.9 million for the six months ended 31 March 1995. Net income was $175.3 million, or $1.56 per share, for the first six months of fiscal 1995 compared to income before the cumulative effect of accounting changes of $88.6 million, or $.78 per share, for the comparable period last year. During the second quarter of fiscal 1994 the Company recognized an unrealized loss of $96.4 million ($59.6 million after tax, or $.53 per share) associated with its leveraged interest rate swap contracts. Last year's first half also included an after-tax gain of $2.3 million, or $.02 per share, from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company. Excluding the effect of these items, income before the cumulative effect of accounting changes would have been $145.9 million, or $1.29 per share. Last year the Company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards. Net income was $102.9 million, or $.90 per share, in the prior year.

In the fourth quarter of fiscal 1993, the Company announced a program to reduce the workforce by 7% to 10% over a two-year period and the write-down of selected assets to net realizable value. As a result of these actions the Company expects the fiscal

1995 pre-tax cost level will be approximately $15 million lower than in fiscal 1994. Approximately 60% of this cost reduction was realized in the first six months of fiscal 1995.

The Company has an investment in an equity affiliate and two small consolidated subsidiaries in Mexico. The devaluation of the peso did not have a material impact on the consolidated results of operations.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $1,070.3 million in the first half of fiscal 1995 increased 12% while operating income rose 16% to $218.5 million. The higher results were due to strong volume growth worldwide in both merchant and tonnage gases. Average merchant gas pricing in the United States for the first half of fiscal 1995 was comparable to the prior year while average pricing in Europe declined in comparison to the prior year. Sales and operating income were both up approximately 3% from the prior year due to European currency effects.

Equity affiliates' income was $4.2 million compared to $.6 million in the prior year. The key factors contributing to the higher profitability were the improved results of the Spanish and Asian joint ventures and the income contribution of an affiliate in South Africa. These gains were partially offset by lower results of a Mexican affiliate, due principally to the devaluation of the peso.

CHEMICALS - Sales in the first half of fiscal 1995 of $675.1 million increased 21% while operating income of $102.0 million increased 56% compared to last year. The improved profitability was due to increased volumes across all major product lines and higher prices in most businesses. Increased feedstock costs moderated a portion of the gain. Results also benefited significantly from higher methanol and ammonia prices on a year-to-year basis, though there was a decline in methanol prices in the second quarter of fiscal 1995.

A portion of the ammonia capacity, which contributed $12 million to operating income during the first half of fiscal 1995, was shut down in February and is being converted to hydrogen production. This conversion will take the Company out of the commodity ammonia business and provide needed capacity for the strategic hydrogen program. Ammonia is both sold to third party customers and is used as a feedstock for alkylamines and polyurethane intermediates. Third party sales of ammonia were $24.5 million in the first half of fiscal 1995. This portion of ammonia capacity contributed $35.7 million to trade sales and $18.2 million to operating income in fiscal 1994.

ENVIRONMENTAL AND ENERGY - Sales of $31.0 million decreased $2.6 million from the prior year while operating income was $.6 million compared to $3.7 million for the first six months of fiscal 1994. The prior year results benefited from an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate. During the first half of fiscal 1995, income from operating services provided to a cogeneration facility in California compared unfavorably to the prior year due to weather-related power curtailments at the facility.

Equity affiliates' income for the second half of fiscal 1995 was $13.6 million compared to $11.5 million in the prior year. The results reflect stronger operations at the waste-to-energy facilities partially offset by the unfavorable impact of weather-related power curtailments at a cogeneration facility.

EQUIPMENT AND SERVICES - Sales of $127.3 million decreased $11.4 million from the first half of the prior year while operating income was a loss of $4.1 million compared to income of $9.1 million. This year's results reflect decreased levels of business activity, a less profitable project mix, and higher project costs.

CORPORATE AND OTHER - The net expense was $19.3 million compared to $23.1 million in the first six months of the prior year. Last year's results included an expense of $2.3 million for the charitable contribution of the remaining shares of a stock investment in an insurance company. Exclusive of this item, the net corporate expense declined in fiscal 1995 due primarily to lower foreign exchange losses.

LOSS ON LEVERAGED INTEREST RATE SWAPS

The second half of fiscal 1994 includes an unrealized loss $96.4 million ($59.6 million after tax, or $.53 per share) relating to certain leveraged interest rate swap contracts. This loss reflects the decline in market value of these contracts due to higher interest rates. Subsequent to the second quarter of fiscal 1994, all of these contracts were terminated or closed.

INTEREST

Interest expense was $50.0 million compared to $37.7 million in the first six months of fiscal 1994. The increase in expense was due to higher rates combined with a higher level of average debt outstanding.

INCOME TAXES

The effective tax rate on income was 34.0% for the six months ended 31 March 1995. Excluding the charge for the unrealized loss on the interest rate swap contracts, the effective tax rate on income for the six months ended 31 March 1994 was 31.8%. The effective tax rate of 31.8% for the first half of 1994 reflects the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million. This transaction reduced the effective tax rate, excluding the loss on interest rate swap contracts, from 33.6% to 31.8% for the six months ended 31 March 1994. The increase in the effective tax rate from 33.6% in fiscal 1994 to 34.0% in fiscal 1995 was due principally to lower foreign and investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first six months of fiscal 1995 totaled $408.8 million compared to $278.0 million in the corresponding period of the prior year. Additions to plant and equipment increased from $265.1 million during the first half of 1994 to $384.4 million during the current period due in part to increased expenditures on construction of new hydrogen facilities. Capital expenditures for plant and equipment and investment in unconsolidated affiliates for all of fiscal 1995 are expected to be in the range of $800-900 million reflecting a higher level of spending on plant and equipment in support of growth in the worldwide industrial gases business.

Cash provided by operating activities during the first six months of fiscal 1995 ($310.3 million) combined with cash provided by long-term debt, short-term borrowings, and commercial paper ($181.0 million, $18.8 million, and $16.0 million, respectively) were used largely for capital expenditures ($408.8 million), the purchase of treasury stock ($95.5 million), and cash dividends ($54.7 million). Cash and cash items decreased $6.1 million from $99.9 million at the beginning of the fiscal year to $93.8 million at 31 March 1995.

Total debt at 31 March 1995 and 30 September 1994, expressed as a percentage of the sum of total debt and shareholders' equity, was 39% and 36%, respectively. Total debt increased from $1,243.5 million at 30 September 1994 to $1,459.0 million at 31 March 1995.

There was $164.0 million of commercial paper outstanding at 31 March 1995. Domestic lines of credit totaled $400 million. Additional commitments totaling $101.3 million are maintained by the Company's foreign subsidiaries, of which $1.8 million was utilized at 31 March 1995.

At 31 March 1995 the Company had an unutilized shelf registration for $150 million of long-term debt securities. Subsequent to 31 March 1995, this shelf registration was utilized when the Company announced a public offering of $150 million of 7 3/8% Notes due 2005. On 27 April 1995 a shelf registration became effective for $400 million of medium-term notes.

Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Most of these agreements change long-term fixed-rate debt to variable-rate debt. The notional principal of interest rate swap agreements outstanding at 31 March 1995 is $535.9 million. The fair value of the agreements is a loss of $29.5 million. As of 30 September 1994 interest rate swap agreements were outstanding with a notional principal amount and fair value of $566.5 million and a loss of $39.5 million, respectively. The improvement in fair value of these interest rate swap agreements is due primarily to the favorable movement in U.S. interest rates between measurement dates.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 March 1995 is $1,270.3 million compared to a book value of $1,248.3 million.

The cumulative translation adjustments balance at 31 March 1995 was a reduction to shareholders' equity of $19.3 million compared to a reduction of $16.1 million at 30 September 1994. The cumulative translation adjustment balance declined during the first six months of fiscal 1995 due primarily to the devaluation of the Mexican peso with an offsetting increase in the balance due to the impact of strengthening European currencies.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt this statement no later than fiscal 1997.

The statement requires that assets held for use be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows expected to be generated by the use and eventual disposition of the assets. If the undiscounted cash flow estimate is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss should be based on the fair value of the assets. Fair value is based on quoted market prices in active markets, if available. Otherwise, fair value is estimated considering the prices of similar assets and the results of valuation techniques e.g., the present value of expected future cash flows discounted at a rate commensurate with the risks involved.

It is the Company's current policy to measure an impairment loss for assets held for use based on expected undiscounted future cash flows. FASB Statement No. 121 will no longer allow this approach but instead requires measurement of the impairment loss based on fair value (e.g., discounted cash flows). In comparison to the Company's current policy, the impact of adopting this standard will result in recognition of a larger loss in the year of impairment and lower depreciation charges over the remaining life of the asset.

FASB Statement No. 121 requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are and will continue to be covered under Accounting Principles Board Opinion No. 30. The impact of adopting this requirement of the standard is not expected to materially affect the amounts that would otherwise be reported in the consolidated financial statements.

The Company has not yet decided when it will adopt this standard. When adopted, companies may not restate previously issued financial statements. Impairment losses will be reported in the period in which the recognition criteria are first applied and met. The initial application of the standard to assets that are being held for disposal at the date of adoption is to be reported as the cumulative effect of a change in accounting principle.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Annual Meeting of Shareholders of the registrant was held on 26 January 1995.

         (c)      The following matters were voted on at the Annual Meeting:

                  (1)      Election of Directors

- -----------------------------------------------------------------------------------------------------------
                                                          NUMBER OF VOTES CAST
NAME OF DIRECTOR          ---------------------------------------------------------------------------------
                                                   AGAINST
                                                      OR                                      BROKER
                                 FOR               WITHHELD              ABSTENTIONS         NON-VOTES
- -----------------------------------------------------------------------------------------------------------
D. F. BAKER                  103,156,471          1,597,727                    0                0
W. M. CALDWELL               103,647,475          1,106,723                    0                0
T. SHIINA                    102,816,305          1,937,893                    0                0
L. D. THOMAS                 103,626,503          1,127,695                    0                0
- -----------------------------------------------------------------------------------------------------------

                  (2) Ratification of the appointment of Arthur Andersen & Co. of Philadelphia, Pennsylvania, as independent certified public accountants for the registrant for the fiscal year ending 30 September 1995.

- -----------------------------------------------------------------------------------------------------------
                                                      NUMBER OF VOTES CAST
- -----------------------------------------------------------------------------------------------------------
                                    AGAINST
                                       OR                                                    BROKER
    FOR                             WITHHELD                 ABSTENTIONS                     NON-VOTES
- -----------------------------------------------------------------------------------------------------------
103,471,604                         799,188                   483,406                           0
- -----------------------------------------------------------------------------------------------------------

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

            (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

            (b) A Current Report on Form 8-K dated 20 January 1995 was filed by the registrant during the quarter ended 31 March 1995 in which Item 5 of such form was reported.

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

                                                Air Products and Chemicals, Inc.
                                                --------------------------------
                                                          (Registrant)

Date: May 15, 1995                     By:  /s/ G. A. White
                                          --------------------------
                                              G. A. White
                                              Senior Vice President - Finance
                                              (Chief Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                    EXHIBITS

                                       To

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended 31 March 1995

                           Commission File No. 1-4534

                               -------------------


                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

                                INDEX TO EXHIBITS

         (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

         (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.