Form 10-Q
period 1995-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1995-08-14
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               _________________

                                   FORM 10-Q


(Mark One)
  /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 June 1995

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  23-1274455
     (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

     7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
          (Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at 4 August 1995
       --------------------------              ---------------------------------
Common Stock, $1 par value                         121,755,530

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                               Page No.
                                                                               --------
Part I.  Financial Information

   Consolidated Balance Sheets -
      30 June l995 and 30 September 1994.....................................   3

   Consolidated Income -
      Three Months and Nine Months Ended 30 June 1995 and 1994...............   4

   Consolidated Cash Flows -
      Nine Months Ended 30 June l995 and 1994................................   5

   Notes to Consolidated Financial Statements................................   6

   Management's Discussion and Analysis......................................   7

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.................................  14

   Signatures................................................................  15

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements.
However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarters ended 31 December 1994 and 31 March l995.

Results of operations for any three or nine month periods are not necessarily indicative of the results of operations for a full year.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                                                                             30 June       30 September
                                   ASSETS                                     1995            1994
                                   ------                                    -------       ------------
CURRENT ASSETS
Cash and cash items                                                        $  122.1          $   99.9
Trade receivables, less allowances for doubtful accounts                      616.8             558.8
Inventories                                                                   311.2             292.4
Contracts in progress, less progress billings                                 120.2             103.2
Other current assets                                                          145.6             123.4
                                                                           --------          --------
TOTAL CURRENT ASSETS                                                        1,315.9           1,177.7
                                                                           --------          --------
INVESTMENTS                                                                   655.6             622.0
                                                                           --------          --------
PLANT AND EQUIPMENT, at cost                                                7,236.2           6,519.5
  Less - Accumulated depreciation                                           3,791.4           3,526.9
                                                                           --------          --------
PLANT AND EQUIPMENT, net                                                    3,444.8           2,992.6
                                                                           --------          --------
GOODWILL                                                                       66.4              67.2
                                                                           --------          --------
OTHER NONCURRENT ASSETS                                                       237.5             176.7
                                                                           --------          --------
TOTAL ASSETS                                                               $5,720.2          $5,036.2
                                                                           ========          ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
Payables, trade and other                                                  $  580.4          $  488.1
Accrued liabilities                                                           242.7             229.3
Accrued income taxes                                                           59.3              38.0
Short-term borrowings                                                         238.3             175.2
Current portion of long-term debt                                              36.4             145.8
                                                                           --------          --------
TOTAL CURRENT LIABILITIES                                                   1,157.1           1,076.4
                                                                           --------          --------
LONG-TERM DEBT                                                              1,326.1             922.5
                                                                           --------          --------
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES
                                                                              420.8             407.4
                                                                           --------          --------
DEFERRED INCOME TAXES                                                         462.0             423.5
                                                                           --------          --------
TOTAL LIABILITIES                                                           3,366.0           2,829.8
                                                                           --------          --------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                          124.7             124.7
Capital in excess of par value                                                466.6             477.6
Retained earnings                                                           2,326.4           2,134.7
Unrealized gain on investments                                                 40.2              --
Cumulative translation adjustments                                             (7.8)            (16.1)
Treasury stock, at cost                                                      (138.4)            (57.0)
Shares in trust                                                              (457.5)           (457.5)
                                                                           --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                  2,354.2           2,206.4
                                                                           --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $5,720.2          $5,036.2
                                                                           ========          ========

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                              CONSOLIDATED INCOME


(In millions, except per share)

                                                                   Three Months             Nine Months Ended
                                                                  Ended 30 June                  30 June
                                                               -------------------         -------------------
                                                                1995         1994           1995         1994
                                                               ------       ------         ------       ------
SALES AND OTHER INCOME
Sales                                                          $982.4       $868.4        $2,886.1     $2,554.3

Other income (expense), net                                      16.7        (10.5)           16.3         (7.2)
                                                               ------       ------        --------     --------
                                                                999.1        857.9         2,902.4      2,547.1
                                                               ------       ------        --------     --------
COSTS AND EXPENSES
Cost of sales                                                   595.7        516.6         1,730.6      1,533.8
Selling, distribution, and                                      216.9        205.4           637.4        588.1
  administrative
Research and development                                         25.8         24.4            76.0         70.5
                                                               ------       ------        --------     --------
OPERATING INCOME                                                160.7        111.5           458.4        354.7

Income from equity affiliates, net of
  related expenses                                               15.2          9.5            33.1         21.4

Loss on leveraged interest rate swaps                            --           11.3            --          107.7

Interest expense                                                 24.2         21.7            74.2         59.4
                                                               ------       ------        --------     --------
INCOME BEFORE TAXES                                             151.7         88.0           417.3        209.0

Income taxes                                                     51.6         22.2           141.9         54.6
                                                               ------       ------        --------     --------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING                                          100.1         65.8           275.4        154.4
  CHANGES

Cumulative effect of accounting changes                          --           --              --           14.3
                                                               ------       ------        --------     --------

NET INCOME                                                     $100.1       $ 65.8        $  275.4     $  168.7
                                                               ------       ------        --------     --------
MONTHLY AVERAGE OF COMMON
 SHARES OUTSTANDING                                              --           --             112.2        113.7
                                                               ------       ------        --------     --------
EARNINGS PER COMMON SHARE:

Income before cumulative effect of
  accounting changes                                           $  .89       $  .58        $   2.45     $   1.36

Cumulative effect of accounting changes                            --           --              --          .12
                                                               ------       ------        --------     --------

NET INCOME                                                     $  .89       $  .58        $   2.45     $   1.48
                                                               ------       ------        --------     --------
DIVIDENDS DECLARED PER
  COMMON SHARE - Cash                                          $  .26       $  .25        $    .75     $    .71
                                                               ------       ------        --------     --------

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                            CONSOLIDATED CASH FLOWS
(In millions)

                                                                             Nine Months Ended
                                                                                  30 June
                                                                           ----------------------
                                                                            1995            1994
                                                                           ------          ------
OPERATING ACTIVITIES
Net Income                                                                 $275.4           $168.7
  Adjustments to reconcile income to cash provided by
    operating activities:
    Depreciation                                                            275.7            256.7
    Loss on leveraged interest rate swaps                                    --              107.7
    Deferred income taxes                                                    41.7             17.0
    Cumulative effect of accounting changes                                  --              (14.3)
    Other                                                                     5.3             14.5
Working capital changes that provided (used) cash:
    Trade receivables                                                       (54.4)           (17.2)
    Inventories and contracts in progress                                   (32.7)           (30.1)
    Payables, trade and other                                                56.6            (23.4)
    Accrued liabilities                                                        .9             (3.4)
    Other                                                                     3.3            (33.0)
Other                                                                       (15.8)              .5
                                                                           ------           ------
CASH PROVIDED BY OPERATING ACTIVITIES                                       556.0            443.7
                                                                           ------           ------
INVESTING ACTIVITIES
Additions to plant and equipment*                                          (679.0)          (384.0)
Acquisitions                                                                (34.1)            --
Investment in and advances to unconsolidated affiliates                     (25.8)           (13.9)
Termination/Closure of leveraged interest rate swaps                         (3.9)           (41.9)
Proceeds from sale of assets and investments                                 20.4             10.4
Other                                                                         3.4             (1.2)
                                                                           ------           ------
CASH USED FOR INVESTING ACTIVITIES                                         (719.0)          (430.6)
                                                                           ------           ------
FINANCING ACTIVITIES
Long-term debt proceeds                                                     331.0            127.6
Payments on long-term debt                                                 (136.0)           (86.7)
Net increase in commercial paper                                            142.0             20.0
Net increase (decrease) in other short-term borrowings                        6.4            (46.1)
Issuance of Treasury Stock for stock options                                 14.7              7.3
Dividends paid to shareholders                                              (83.7)           (80.0)
Purchase of Treasury Stock                                                 (118.9)           (85.6)
Other                                                                        26.0             (1.9)
                                                                           ------           ------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            181.5           (145.4)
                                                                           ------           ------
Effect of Exchange Rate Changes on Cash                                       3.7              1.1
                                                                           ------           ------
Increase (Decrease) in Cash and Cash Items                                   22.2           (131.2)
Cash and Cash Items - Beginning of Year                                      99.9            238.4
                                                                           ------           ------
Cash and Cash Items - End of Period                                        $122.1           $107.2
                                                                           ======           ======

*Excludes capital leases of $3.4 million and $2.5 million for the nine months ended 30 June 1995 and 1994, respectively.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective 1 October l994, the company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Certain investments are reported at fair value with unrealized gains and losses on an after-tax basis recorded in a separate component of shareholders' equity. Prior year's amounts were not restated.

The three and nine months ended 30 June 1995 include a gain of $10.8 million ($6.6 million after tax, or $.06 per share) from the sale of an industrial gas plant.

The third quarter of fiscal l994 includes a loss of $25.2 million ($15.5 million after tax, or $.13 per share) from certain derivative contract settlements. For the nine months ended 30 June l994, the loss associated with these contracts totaled $121.6 million ($75.1 million after tax, or $.66 per share).

The three and nine months ended 30 June l994 include a charge of $10.7 million ($7.1 million after tax, or $.06 per share) for the outsourcing of the United Kingdom's distribution function and a tax benefit of $5.4 million, or $.05 per share, resulting from changes in certain state income tax regulations.

The nine months ended 30 June 1994 include an after-tax benefit of $2.3 million, or $.02 per share, from the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company.

Effective 1 October l993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes on years prior to fiscal l994 is included in net income of the nine months ended 30 June 1994. The cumulative effect of each of these standards is as follows:
SFAS No. 106, $31.3 million charge: SFAS No. 109, $55.9 million gain; and SFAS No. 112, $10.3 million charge. The impact of these accounting changes on income for the nine months ended 30 June 1994, exclusive of the cumulative effect as of 1 October 1993, is not material.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


            THIRD QUARTER FISCAL 1995 VS. THIRD QUARTER FISCAL 1994

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the third quarter of fiscal 1995 of $982.4 million were 13% higher than in the same quarter of last year while operating income increased $49.2 million, or 44%, to $160.7 million. Profits of equity affiliates increased $5.7 million to $15.2 million for the three months ended 30 June 1995. Net income was $100.1 million, or $.89 per share, compared to net income of $65.8 million, or $.58 per share, in the year-ago quarter.

The earnings for the third quarter of fiscal 1995 and 1994 included special items. In the third quarter of fiscal 1995, earnings per share included a gain of $.06 per share from the sale of an industrial gas plant. Results in the third quarter of fiscal 1994 were impacted by after-tax charges of $.13 per share from derivative contract settlements and $.06 per share for costs associated with outsourcing the merchant gas distribution function in the United Kingdom. The quarter also included a tax benefit of $.05 per share from changes in certain state income tax regulations. Results for the third quarter of fiscal 1995 and 1994, both as reported and also excluding special items, were:

(in millions, except per share)

                                      Third Quarter                          Third Quarter
                                       Fiscal 1995                            Fiscal 1994
---------------------------------------------------------------------------------------------------------
                                                    Excluding                                 Excluding
                              Reported            Special Items          Reported           Special Items
                              --------            -------------          --------           -------------
Operating Income                $160.7                   $149.9            $111.5                  $134.4
Net Income                       100.1                     93.5              65.8                    83.0
Earnings Per Share                 .89                      .83               .58                     .72


Operating income and net income for the third quarter of fiscal 1995, excluding special items, was up 12% and 13%, respectively. This improved profitability in 1995 was due to the strong operating performances of the industrial gases and chemicals businesses. A key factor for the improved operating performances was higher worldwide shipments in most product lines.

In the fourth quarter of fiscal 1993, the Company announced a program to reduce the workforce by 7% to 10% over a two-year period and the write-down of selected assets to net realizable value. As a result of these actions the Company expects the fiscal 1995 pre-tax cost level will be approximately $15 million lower than in fiscal 1994. Approximately 20% of this cost reduction was realized in the third quarter of fiscal 1995.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $542.7 million in the third quarter of fiscal 1995 were up 11% while operating income increased $29.0 million to $119.7 million. The current period results include a gain of $10.8 million from a plant sale while the prior period includes a charge of $10.7 million for the outsourcing of the distribution function in the United Kingdom. Exclusive of these items, operating income increased $7.5 million, or 7%. Strong volume growth worldwide in both merchant and tonnage gases was a principal factor contributing to the improved results. Merchant gas prices in the United States were up from the prior year while in Europe merchant prices declined. Sales and operating income were up 4% and 5%, respectively, from the prior year due to European currency effects.

Equity affiliates' income for the third quarter of fiscal 1995 was $8.3 million compared to $2.0 million in the prior year. This improvement reflects higher profits from affiliates in Spain and Asia and the income contribution from an affiliate in South Africa.


CHEMICALS - Sales in the third quarter of fiscal 1995 of $351.9 million increased 14% while operating income of $50.0 million increased $4.3 million, or 9% compared to last year. Profits were driven by increased volumes across all major product lines and higher prices in most businesses. These gains were moderated by the conversion of merchant ammonia capacity to hydrogen production. This portion of ammonia capacity contributed $9.7 million to trade sales and $6.9 to operating income in the third quarter of fiscal 1994. Last year polyvinyl alcohol margins were depressed due to excess worldwide capacity and intense competition.

ENVIRONMENTAL AND ENERGY - Sales of $11.2 million decreased $5.9 million from the third quarter of the prior year while operating income was a loss of $2.6 million compared to income of $.6 million in the year-ago quarter. The prior year's results benefited from the receipt of a performance bonus associated with an equipment sale. During the third quarter of fiscal 1995, sales of operating services provided to a cogeneration facility in California compared unfavorably to the prior year due to power curtailments and planned major maintenance outage at the facility.

Equity affiliates' income for the third quarter of fiscal 1995 was $6.8 million compared to $7.2 million in the prior year. The results reflect stronger operations at the waste-to-energy facilities offset by the unfavorable impact of power curtailments and a planned major maintenance outage at a cogeneration facility.

EQUIPMENT AND SERVICES - Sales of $76.6 million were up $21.6 million from a year-ago quarter while operating income was at breakeven compared to a loss of $1.7 million. The current period results reflect a less profitable project mix.

CORPORATE AND OTHER - The net expense was $6.4 million compared to $23.8 million in the third quarter of the prior year. The prior period results include a charge of $12.2 million for a loss on the termination of two foreign currency swap contracts. Excluding this item corporate expenses declined $5.2 million due primarily to lower foreign exchange losses.

LOSS ON LEVERAGED INTEREST RATE SWAPS

The third quarter of fiscal 1994 included a loss of $11.3 million relating to certain leveraged interest rate swap contracts. This loss reflects the decline in market value of these contracts due to higher interest rates. By 30 June 1994, all of these contracts were terminated or closed.

INTEREST

Interest expense was $24.2 million in the third quarter of fiscal 1995 compared to $21.7 million last year. Interest expense of the prior year includes a charge of $1.7 million for the termination of several interest rate swap agreements. The increase in expense was due to higher rates combined with a
higher level of average debt outstanding.   This increase was partially offset
by higher capitalization of interest.

INCOME TAXES

The effective tax rate on income was 34.0% for the quarter ended 30 June 1995. Excluding the loss on derivative contracts settlements and the $5.4 million tax benefit from changes in state income tax regulations, the effective tax rate on income for the quarter ended 30 June 1994 was 33.0%. The increase in the effective tax rate from 33.0% to 34.0% was due primarily to higher state taxes.


                   NINE MONTHS FISCAL 1995 VS. NINE MONTHS FISCAL 1994

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1995 of $2,886.1 million were 13% higher than in the comparable period of the prior year while operating income increased $103.7 million, or 29%, to $458.4 million. Profits of equity affiliates increased $11.7 million to $33.1 million for the nine months ended 30 June 1995. Net income was $275.4 million, or $2.45 per share, for the first nine months of fiscal 1995 compared to income before the cumulative effect of accounting changes of $154.4 million, or $1.36 per share, for the comparable period last year. Last year the Company recognized the cumulative effect of accounting changes of $14.3 million, or $.12 per share, from the required adoption of three new accounting standards. Net income was $168.7 million, or $1.48 per share, in the prior year.

The earnings for the first nine months of fiscal 1995 and 1994 included special items. In fiscal 1995, earnings per share included a gain of $.06 per share from the sale of an industrial gas plant. Results in fiscal 1994 were impacted by after-tax charges of $.66 per share from derivative contract settlements; $.06 per share for costs associated with outsourcing the merchant gas distribution function in the United Kingdom; a tax benefit of $.05 per share from changes in certain state income tax regulations; and $.02 per share from the favorable tax treatment, net of expense, of the charitable contribution of the remaining shares of a stock investment in an insurance company. Results for the nine months ended 30 June 1995 and 1994, both as reported and also excluding special items, were:

(in millions, except per share)

                              Nine Months Ended                   Nine Months Ended
                                  30 June 1995                        30 June 1994
                          -----------------------------       ----------------------------
                                          Excluding                          Excluding
                          Reported        Special Items       Reported       Special Items
                          --------        -------------       --------       -------------
Operating Income            $458.4               $447.6         $354.7              $379.9
Income Before                275.4                268.8          154.4               228.9
   Cumulative Effect of
   Accounting Changes
Earnings Per Share            2.45                 2.39           1.36                2.01

Operating income and income before the cumulative effect of accounting changes for the first nine months of fiscal 1995, excluding special items, was up 18% and 17%, respectively. This improved profitability in 1995 was due to the strong operating performances of the industrial gases and chemicals businesses.

In the fourth quarter of fiscal 1993, the Company announced a program to reduce the workforce by 7% to 10% over a two-year period and the write-down of selected assets to net realizable value. As a result of these actions the Company expects the fiscal 1995 pre-tax cost level will be approximately $15 million lower than in fiscal 1994. Approximately 80% of this cost reduction was realized in the first nine months of fiscal 1995.

The Company has an investment in an equity affiliate and two small consolidated subsidiaries in Mexico. The devaluation of the peso did not have a material impact on the consolidated results of operations.


SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $1,613.0 million in the first nine months of fiscal 1995 increased 12% while operating income was $338.2 million compared to $278.7 million. The current period results include a gain of $10.8 million from a plant sale while the prior period includes a charge of $10.7 million for the outsourcing of the distribution function in the United Kingdom. Exclusive of these items, operating income increased $38.0 million, or 13%. The higher results were due to strong volume growth worldwide in both merchant and tonnage gases. Merchant gas prices in the United States for the first nine months of fiscal 1995 were up from the prior year while merchant prices in Europe declined. Sales and operating income were both up approximately 4% from the prior year due to European currency effects.

Equity affiliates' income was $12.5 million compared to $2.6 million in the prior year. The key factors contributing to the higher profitability were the improved results of the Spanish and Asian joint ventures and the income contribution of an affiliate in South Africa. These gains were partially offset by lower results of a Mexican affiliate, due principally to the devaluation of the peso.

CHEMICALS - Sales in the first nine months of fiscal 1995 of $1,027.0 million increased 19% while operating income of $152.0 million increased 37%, or $40.8 million, compared to last year. The improved profitability was due to increased volumes across all major product lines and higher prices in most businesses. Results also benefited significantly from higher methanol and ammonia prices on a year-to-year basis, though the company is no longer in the commodity ammonia business and methanol prices have recently declined. Last year polyvinyl alcohol margins were depressed due to excess worldwide capacity and intense competition.

A portion of the ammonia capacity, which contributed $12 million to operating income during the first half of fiscal 1995, was shut down in February and converted to hydrogen production. This conversion took the Company out of the commodity ammonia business and provided needed capacity for the strategic hydrogen program. Ammonia is both sold to third party customers and is used as a feedstock for alkylamines and polyurethane intermediates. Third party sales of ammonia were $24.5 million in fiscal 1995. This portion of ammonia capacity contributed $35.7 million to trade sales and $18.2 million to operating income in fiscal 1994.

ENVIRONMENTAL AND ENERGY - Sales of $42.2 million during the first nine months of fiscal 1995 decreased $8.5 million from the prior year while operating income was a loss of $2.0 million compared to income of $4.3 million last year. The prior year results benefited from an equipment sale associated with the construction of a cogeneration facility for an unconsolidated affiliate and the receipt of a performance bonus associated with an equipment sale. Current period sales of operating services provided to a cogeneration facility in California compared unfavorably to the prior year due to power curtailments and planned major maintenance outage at the facility.

Equity affiliates' income for the nine months of fiscal 1995 was $20.4 million compared to $18.7 million in the prior year. The results reflect stronger operations at the waste-to-energy facilities partially offset by the unfavorable impact of power curtailments and a planned major maintenance outage at a cogeneration facility.

EQUIPMENT AND SERVICES - Sales of $203.9 million in the first nine months of fiscal 1995 increased $10.2 million from the prior year while operating income was a loss of $4.1 million compared to income of $7.4 million. The current period results reflect a less profitable project mix and higher project costs.

CORPORATE AND OTHER - The net expense was $25.7 million for the first nine months of fiscal 1995 compared to $46.9 million for the comparable period of the prior year. Last year's results included a charge of $12.2 million from the termination of two foreign currency swap contracts and an expense of $2.3 million for the charitable contribution of the remaining shares of a stock investment in an insurance company. Exclusive of these items, the net corporate expense declined $6.7 million in fiscal 1995 due primarily to lower foreign exchange losses.

LOSS ON LEVERAGED INTEREST RATE SWAPS

The nine months ended 30 June 1994 included a loss of $107.7 million relating to certain leveraged interest rate swap contracts. This loss reflects the decline in market value of these contracts due to higher interest rates. As of 30 June 1994, all of these contracts were terminated or closed.

INTEREST

Interest expense was $74.2 million for the first nine months of fiscal 1995 compared to $59.4 million for the comparable period in the prior year. The increase in expense was due to higher rates combined with a higher level of average debt outstanding. The expense of the prior nine-month period included a charge of $1.7 million for the termination of several small interest rate swap agreements.

INCOME TAXES

The effective tax rate on income was 34.0% for the nine months ended 30 June 1995. Excluding the loss on the derivative swap contracts and the $5.4 million tax benefit from changes in state income tax regulations, the effective tax rate on income for the nine months ended 30 June 1994 was 32.2%. The effective tax rate of 32.2% for the first nine months of 1994 includes the favorable tax treatment of the charitable contribution of the remaining shares of a stock investment in an insurance company. The tax benefit associated with this contribution, based on fair value of the investment, was $4.6 million. This transaction reduced the effective tax rate, excluding the loss on interest rate swap contracts and the $5.4 million state tax benefit, from 33.4% to 32.2% for the nine months ended 30 June 1994. The increase in the effective tax rate from 33.4% in fiscal 1994 to 34.0% in fiscal 1995 was due principally to higher state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 1995 totaled $742.3 million compared to $400.4 million in the corresponding period of the prior year. Additions to plant and equipment increased from $384.0 million during the first nine months of 1994 to $679.0 million during the current period due in part to increased expenditures on construction of new hydrogen facilities. During the third quarter of fiscal 1995 the company acquired assets related to the epoxy additives business for $34.1 million. Capital expenditures for plant and equipment and investment in unconsolidated affiliates for all of fiscal 1995 are expected to be in the range of $900-1,000 million reflecting a higher level of spending on plant and equipment in support of growth in the worldwide industrial gases business. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first nine months of fiscal 1995 ($556.0 million) combined with cash provided by long-term debt, short-term borrowings, and commercial paper ($331.0 million, $6.4 million, and $142.0 million, respectively) were used largely for capital expenditures ($742.3 million), payments on long-term debt ($136.0), purchase of treasury stock ($118.9 million), and cash dividends ($83.7 million). Cash and cash items increased $22.2 million from $99.9 million at the beginning of the fiscal year to $122.1 million at 30 June 1995.

Total debt at 30 June 1995 and 30 September 1994, expressed as a percentage of the sum of total debt plus shareholders' equity, was 40% and 36%, respectively. Total debt increased from $1,243.5 million at 30 September 1994 to $1,600.8 million at 30 June 1995. There was $290.0 million of commercial paper outstanding at 30 June 1995. Domestic lines of credit totaled $400 million. Additional commitments totaling $100.6 million are maintained by the Company's foreign subsidiaries, of which $1.8 million was utilized at 30 June 1995.

During fiscal 1995 the company issued $150 million of 7 3/8% Notes due 2005, $100 million of 8.35% Notes due 2002, and $81 million of medium-term due through fiscal 2000. At 30 June 1995 the Company had an unutilized shelf registration for $400 million of medium-term notes.

Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Most of these agreements change long-term fixed-rate debt to variable-rate debt. The notional principal of interest rate swap agreements outstanding at 30 June 1995 is $534.9 million. The fair value of the agreements is a loss of $11.2 million. As of 30 September 1994 interest rate swap agreements were outstanding with a notional principal amount and fair value of $566.5 million and a loss of $39.5 million, respectively. The improvement in fair value of these interest rate swap agreements is due primarily to the favorable movement in U.S. interest rates between measurement dates.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1995 is $1,446.5 million compared to a book value of $1,362.5 million.

The cumulative translation adjustments balance at 30 June 1995 was a reduction to shareholders' equity of $7.8 million compared to a reduction of $16.1 million at 30 September 1994. The improvement in the cumulative translation adjustment balance during the first nine months of fiscal 1995 was due primarily to the strengthening European currencies partially offset by the devaluation of the Mexican peso.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has elected to adopt this statement in fiscal 1995. Since adoption, no impairment losses have been recognized in fiscal 1995.

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

It was the Company's past policy to measure an impairment loss for assets held for use based on expected undiscounted future cash flows. FASB Statement No. 121 will no longer allow this approach but instead requires measurement of the impairment loss based on fair value (e.g., discounted cash flows). In comparison to the Company's past practice, the impact of adopting this standard will result in recognition of a larger loss in the year of impairment and lower depreciation charges over the remaining life of the asset.

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

                          PART II.  OTHER INFORMATION


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

         (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

         (b) A Current Report on Form 8-K dated 25 April 1995 was filed by the registrant during the quarter ended 30 June 1995 in which Item 5 of such form was reported.

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



                                               Air Products and Chemicals, Inc.
                                               --------------------------------
                                                       (Registrant)



Date: August 14, 1995                      By:     /s/ G. A. White
                                              ---------------------------------
                                               G. A. White
                                               Senior Vice President - Finance
                                               (Chief Financial Officer)

                               INDEX TO EXHIBITS


(A)(12)    Computation of Ratios of Earnings to Fixed Charges.

(A)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.