Form 10-K405
period 1995-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1995-12-12
CIK 2969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

(Mark One)  /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR
            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 1-4534

                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  23-1274455
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

       7201 Hamilton Boulevard
       Allentown, Pennsylvania                       18195-1501
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (610)481-4911

         -----------------------------------------------------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                    NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                            WHICH REGISTERED
         -------------------                            ----------------
Common Stock, par value $1.00 per share               New York and Pacific

     Preferred Stock Purchase Rights                  New York and Pacific

        8 3/4% Debentures Due 2021                          New York

                           -----------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES X   NO
                                                 ----   ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / X /

   The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 1995 was $6.4 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the Registrant disclaims that any such director and/or executive officer is an affiliate and (ii) Registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

   The number of shares of Common Stock outstanding as of November 30, 1995 was 121,802,283.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders for the fiscal year ended September 30, 1995. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K, the Annual Report is not deemed to be filed.

    Proxy Statement for Annual Meeting of Shareholders to be held January 25, 1996 . . . Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                            Page
PART I
  ITEM  1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
              Industrial Gases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
              Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                Specialty Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                Chemical Intermediates . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              Environmental and Energy . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              Equipment and Services . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              General    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                Foreign Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                Technology Development . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                Raw Materials and Energy . . . . . . . . . . . . . . . . . . . . . . . . .   5
                Environmental Controls . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . .   8
  ITEM  2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              Industrial Gases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              Environmental and Energy . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              Equipment and Services . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
  ITEM  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  ITEM  4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .  10

PART II
  ITEM  5.    Market for the Company's Common Stock and Related Stockholders Matters   . .  10
  ITEM  6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  ITEM  7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  ITEM  8.    Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
  ITEM  9.    Disagreements on Accounting and Financial Disclosure   . . . . . . . . . . .  10

PART III
  ITEM  10.   Directors and Executive Officers of the Company  . . . . . . . . . . . . . .  11
  ITEM  11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  ITEM  12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . .  11
  ITEM  13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . .  11

PART IV
  ITEM  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . .  11

                                    PART I

ITEM 1.  BUSINESS.

   Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business, and developed strong positions as a producer of certain chemicals. In addition, the Company has developed an environmental and energy business principally through joint ventures.

   The industrial gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, argon and hydrogen and a variety of medical and specialty gases. The chemicals business segment produces and markets specialty chemicals and chemical intermediates. The environmental and energy business is principally composed of joint ventures in waste-to-energy, power generation and flue gas treatment. The equipment and services business segment supplies cryogenic and other process equipment and related engineering services.

   Financial information concerning the Company's business segments appears in
Note 20 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 1995 Financial Review Section of the Annual Report.

   As used in this Report, the term "Air Products" or "Company" includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.

                               INDUSTRIAL GASES

   The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide) and helium (purchased or refined from crude helium). Medical and specialty gases are manufactured or blended by the Company, or purchased for resale.

   The Company's industrial gas business involves two principal modes of supply:

   "Tonnage" or "on-site" supply -- For large volume or "tonnage" users of industrial gases, a plant is built adjacent to or near the customer's facility--hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In at least six areas--the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Phoenix, Arizona; Central Louisiana; Rotterdam, the Netherlands; and Corpus Christi, Texas--Air Products' hydrogen, oxygen, carbon monoxide or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Affiliates have pipelines in Korea, Thailand and Malaysia.

   Merchant supply -- Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Increasingly some customers are being supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars and lecture bottle sizes.

   Oxygen, nitrogen, argon and hydrogen sold to merchant customers are usually recovered at large "stand-alone" facilities located near industrial areas or high-tech centers, small noncryogenic generators, or are taken from tonnage plants used primarily to supply tonnage users. Tonnage plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a merchant market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide and low dew point gases using adsorption technology.

   Tonnage and merchant sales of atmospheric gases--oxygen, nitrogen and argon--constituted approximately 29% of Air Products' consolidated sales in fiscal 1995 and were approximately 31% in fiscal years 1994 and 1993, respectively. Tonnage and merchant sales of industrial gases--principally oxygen, nitrogen and hydrogen--to the chemical process industry, the electronics industry and the basic steel industry, the largest consuming industries, were approximately 11%, 10% and 6%, respectively, of Air Products' consolidated sales in fiscal 1995.

   Other important consumers of Air Products' industrial and specialty gases are the oil industry (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining) and the food industry (which uses liquid nitrogen for food freezing). Air Products believes that it is the largest liquefier of hydrogen, which it supplies to many customers including the National Aeronautics and Space Administration for its space shuttle program.

   Helium is sold for use in magnetic resonance imaging equipment, controlled atmospheres processes and welding. Medical gases are sold in the merchant market to hospitals and clinics, primarily for inhalation therapy.

   Specialty gases include fluorine products, rare gases such as xenon, krypton and neon and more common gases of high-purity or gases which are precisely blended as mixtures. These gases are used in numerous industries and in electronic and laboratory applications.

   Sales of industrial gases to merchant customers and sales of specialty products to the electronics industry are made principally through field sales forces from 104 offices in 37 states in the United States and Puerto Rico, and from 119 offices in 17 foreign countries. In addition, industrial gas companies in which the Company has investments operate in 27 foreign countries. See "Foreign Operations" on pages 4 and 5 of this report.

   Electricity and hydrocarbons, including natural gas as a feedstock for producing certain gases, are important to Air Products' industrial gas business. See "Raw Materials and Energy". The Company's large truck fleet, which delivers products to merchant customers, requires a readily available supply of gasoline or diesel fuel. Also, environmental and health laws and regulations will continue to affect the Company's industrial gas businesses. See "Environmental Controls".

                                   CHEMICALS

   The Company's chemicals businesses consist of specialty chemicals and chemical intermediates where the Company is able to differentiate itself by the performance of its products in the customer's application, the technical service which the Company provides, the production technology employed by the Company or the scale of production practiced by the Company.

SPECIALTY CHEMICALS

   Air Products' specialty chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides. The principal products of these businesses are polymer emulsions, polyvinyl alcohol, pressure sensitive adhesives, specialty additives, polyurethane additives and epoxy additives. Total sales from these businesses constituted approximately 22% of Air Products' consolidated sales in fiscal year 1995 and 20% in fiscal years 1994 and 1993, respectively.

   Polymer Emulsions -- The Company's major emulsion products are vinyl acetate homopolymer emulsions and Airflex(R) vinyl acetate-ethylene copolymer emulsions. The Company also produces emulsions which incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks and carpet backing binder formulations.

   Polyvinyl Alcohol -- These polymer products are water-soluble synthetic resins which are used in textile warp sizes, surface sizes for paper, adhesives, safety glass laminates and as emulsifying agents in polymerization.

   Pressure Sensitive Adhesives -- These products are water-based acrylic emulsions which are used for both permanent and removable pressure sensitive adhesives primarily for labels and tapes.

   Specialty Additives -- These products are primarily acetylenic alcohols and amines which are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations and corrosion inhibitors.

   Polyurethane Additives -- These products include catalysts, surfactants and release agents which are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding and automobile seating.

   Epoxy Additives -- These products include polyamides, aromatic amines, cycloaliphatic amines, reactive diluents and specialty epoxy resins which are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites and electrical laminates.

CHEMICAL INTERMEDIATES

   The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal chemical intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (acetic acid, ammonia, methanol and nitric acid) as raw materials for or coproducts of its differentiated products. Total third-party sales from these businesses constituted 13% of Air Products' consolidated sales in fiscal year 1995, 14% in fiscal year 1994 and 13% in fiscal year 1993.

   Amines -- The Company produces a broad range of amines using ammonia and methanol, both manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, artificial sweeteners, rubber chemicals and pharmaceuticals.

   Polyurethane Intermediates -- The Company produces dinitrotoluene ("DNT") and toluene diamine ("TDA") for use as intermediates by the Company's customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding and seating in automobiles. Virtually all of the Company's production of DNT and TDA is sold under long-term contracts to a small number of customers.

   Industrial Chemicals -- The Company produces acetic acid as a coproduct with polyvinyl alcohol. Air Products sells acetic acid as a merchant product to a variety of markets including textiles, pharmaceuticals and electronics. The Company produces ammonia as a feedstock for its alkylamines and the excess over this requirement is marketed as ammonium nitrate prills and solutions, which are primarily used by customers as fertilizers, or in other agricultural applications. Methanol is principally used by Air Products as a feedstock in methylamine production.

                              *        *        *

   Chemical sales are supported from various locations in the United States, England, Germany, Hong Kong, Brazil, Mexico, the Netherlands, Japan, China, Singapore and South Africa and through sales representatives or distributors in most industrialized countries. Dry products are delivered in railcars, trucks, drums, bags and cartons. Liquid products are delivered by barge, rail tank cars, tank-trailers, drums and pails, and, at one location, by pipeline.

   The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see "Raw Materials and Energy"), and will continue to be affected by various environmental and health laws and regulations (see "Environmental Controls").

                            ENVIRONMENTAL AND ENERGY

   The Company's environmental and energy business includes the Company's interest in American Ref-Fuel Company's waste-to-energy business, fluidized-bed coal and coal waste burning and natural gas fired power generation facilities and the Pure Air(TM) flue gas treatment facilities. Construction, management and operating services, and equipment sales by Air Products to the power generation and Pure Air project companies are included in the Environmental and Energy segment. The Company's landfill gas business, which is also included in the segment, recovers and processes methane gas generated by landfills. The recovered gas is sold as a fuel or used to generate electric power that is then sold to utilities.

   American Ref-Fuel -- The Company's partnerships with Browning-Ferris Industries, Inc., one of the world's largest waste services firms, principally design, construct, own and operate plants to combust solid waste, generate steam and sell the steam or convert the steam to electricity. This venture, American Ref-Fuel, combines Air Products' strengths in engineering and operation of large industrial gas and chemical plants and Browning-Ferris' knowledge of the waste market. American Ref-Fuel partnerships owned equally by subsidiaries of Air Products and Browning-Ferris operate waste-to-energy facilities in Hempstead (Long Island), New York, and Essex County, New Jersey, which each combust approximately 900,000 tons per year of solid waste and generate electricity. A smaller waste-to-energy facility which combusts approximately 250,000 tons per year of solid waste is located in Preston, Connecticut. An American Ref-Fuel partnership also operates a waste-to-energy facility near Niagara Falls which processes about 700,000 tons per year of municipal waste, which is currently being retrofitted to process about 800,000 tons per year.

      Power Generation -- Air Products constructed, operates and has a 50% interest in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; and a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida.

      Pure Air -- Pure Air markets, develops, designs and builds flue gas treatment systems. Air Products operates and owns a 50% interest in a facility utilizing Mitsubishi Heavy Industries, Ltd. flue gas desulfurization
(FGD) technology systems for removing sulfur dioxide from the flue gas of a coal-fired power generation plant in Indiana. Pure Air is developing a similar facility utilizing this FGD technology and other air pollution control technologies for treating the flue gas of a power generation plant in Florida to be powered by Orimulsion(R) fuel.

      Additional information with respect to the Company's environmental and energy business is included in Notes 9 and 16 to the Consolidated Financial Statements included under Item 8 herein.

                            EQUIPMENT AND SERVICES

      The equipment business of Air Products designs, manufactures and supplies cryogenic and other process equipment. Specifically, equipment is manufactured for cryogenic air separation, gas processing, natural gas liquefaction, hydrogen purification, and nitrogen rejection. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the industrial gases segment and for sale in industrial markets which include the Company's international industrial gas investments.

      The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $198 million on September 30, 1995, approximately 14% of which relates to natural gas liquefaction, as compared with a total backlog of approximately $183 million on September 30, 1994. It is expected that approximately $160 million of the backlog on September 30, 1995, will be completed during fiscal 1996.

                                    GENERAL

FOREIGN OPERATIONS

         Air Products through subsidiaries and affiliates conducts business in numerous countries outside the United States. The structure of the Air Products industrial gas business in Europe mirrors the Company's United States operation. Air Products' international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments.

         Wholly owned subsidiaries operate in Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Dubai of the United Arab Emirates, France, Germany, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Poland, Singapore, Spain and the United Kingdom. The Company also has less than controlling interests in industrial gas companies in China, Germany, Hong Kong, Indonesia, Italy, Japan, Malaysia, Mexico, Portugal, the Republic of Korea, Spain, Taiwan, Thailand and the United Kingdom. Air Products also has a 70% owned subsidiary engaged in the specialty gas and helium business as well as a 62.5% owned subsidiary engaged in the gas membrane business in China, a 58% owned subsidiary engaged principally in cryogenic equipment manufacturing in the Czech Republic, a 51% owned subsidiary engaged in the manufacture and sale of polymer emulsions in Mexico and 50% owned companies in France and South Africa (industrial gases). The Company and a French industrial gas company each have a 25% interest in an Algerian company that owns and operates a helium purification and liquefaction plant which provides helium to Air Products and the French industrial gas company.

         In October 1994, the Company announced a plan to acquire over two years through a series of tender offers up to 100% of the outstanding shares of the Sociedad Espanola de Carburos Metalicos, S.A., a major industrial gas company in Spain in which 25.8% was owned. As of November 1, 1995 the Company owned 47.6% of the outstanding shares and anticipates completing the acquisition of substantially all the remaining shares in fiscal 1997 and 1998. See Note 17 to the Consolidated Financial Statements included under Item 8 herein.

   Financial information about Air Products' foreign operations and investments is included in Notes 9, 11 and 20 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency" and information on Company exposure to currency fluctuations is included in Note 6 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $375 million, $336 million and $342 million in 1995, 1994 and 1993, respectively. Less than 10% of the total export sales are to affiliated customers.

TECHNOLOGY DEVELOPMENT

   Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester and Basingstoke, England, Utrecht, Netherlands and Hamburg, Germany. The Company also works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

   The Company's market-oriented approach to technology development encompasses research and development, and engineering as well as commercial development.

   The amount expended by the Company on research and development during fiscal 1995 was $103 million compared with $97 million and $92 million during fiscal 1994 and 1993, respectively. In addition, the Company estimates approximately $9 million was spent in each of fiscal year 1995, 1994 and 1993, respectively, on customer-sponsored research activities relating to the development or improvement of products, services or techniques.

   In the industrial gases and equipment and services segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics, polymer, petroleum, rubber, plastics, food processing and paper industries. Through fundamental research into sieve and polymer materials, advanced process engineering and integrated manufacturing methods, the Company discovers, develops and improves the economics of noncryogenic gas separation technologies.

   In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in specialty chemicals. In addition, a major continuing effort supports the development of new and improved manufacturing technology for chemical intermediates and various types of polymers.

   Technology development for the environmental and energy businesses is directed primarily to reduce the capital and operating costs of its facilities and to commercialize new technologies in power production, air pollution control and nonhazardous waste disposal systems.

   A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center, which conducts exploratory research in areas important to the long-term growth of the Company's core businesses, e.g., fluorine chemicals, gas and fluid separations, polymer science and organic synthesis.

      As of November 1, 1995, Air Products owned 1,102 United States patents and 1,849 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

RAW MATERIALS AND ENERGY

   The Company manufactures anhydrous ammonia, hydrogen, carbon monoxide, carbon dioxide and methanol principally from natural gas. Such products accounted for approximately 6% of the Company's consolidated sales in fiscal 1995. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer, which supports the polymer business, the Company is heavily dependent on a single supplier under a long-term contract, which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, polyvinyl alcohol, amines, polyurethane intermediates, specialty additives, polyurethane additives and epoxy additives.

Such products accounted for approximately 35% of the Company's consolidated sales in fiscal 1995. Natural gas is an energy source at a number of the Company's facilities.

   The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant industrial gas business of the Company.

   In addition, the Company purchases finished and semifinished materials and chemical intermediates from many suppliers. During fiscal 1995 no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

   The Company's Environmental and Energy Systems ventures use substantial amounts of natural gas, coal, coal waste and limestone which generally are supplied under long-term contracts.

ENVIRONMENTAL CONTROLS

   The Company is subject to various environmental laws and regulations in the United States and foreign countries where it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. Additionally, from time to time the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company's accounting policies on environmental expenditures are discussed in
Note 1 to the Consolidated Financial Statements included under Item 8 herein.

   The amounts charged to earnings on an after-tax basis related to environmental protection totaled $27 million, $28 million, and $32 million for 1995, 1994, and 1993, respectively. These amounts represent expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $32 million in both 1996 and 1997.

   Although precise amounts are difficult to define, the Company estimates that in fiscal 1995 it spent approximately $13 million on capital projects to control pollution (including expenditures associated with new plants) versus $21 million in 1994. Capital expenditures to control pollution in future years are estimated at $29 million in 1996 and $28 million in 1997. In addition, the Company's joint ventures in the environmental and energy businesses include in the capital costs of their projects the costs of equipment and systems to control pollution. For example, it is estimated that in fiscal 1995 the ventures of the Company in Ref-Fuel and power generation projects spent approximately $14 million on equipment and systems within their facilities to control pollution, and it is estimated that approximately $23 million and $3 million will be expended in fiscal 1996 and 1997, respectively. With respect to certain of the Company's ventures, such as Pure Air, legal requirements for environmental controls are viewed as a business opportunity. For example, the Company estimates that in fiscal 1995 it spent approximately $5 million on a capital project relating to a Pure Air venture in Florida and capital expenditures for future years are estimated at $56 million in 1996 and $96 million in 1997. Additional information with respect to these ventures is included on pages 3 and 4 of this report.

   The exact amount to be expended by the Company and its environmental and energy business joint ventures on equipment to control pollution will depend upon the timing of the capital projects and timing and content of regulations promulgated by environmental regulatory bodies during the life of any capital investment. Efforts are made to pass these costs through to customers. For example, with respect to most Ref-Fuel ventures, to the extent subsequent law changes require additional environmental equipment to control pollution, the costs generally are passed through to the municipality under long-term waste disposal contracts. To the extent long-term contracts have been entered into for supply of product such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

   It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $18 million to a reasonably possible upper exposure of $56 million. The balance sheet at 30 September 1995 includes an accrual of $35 million and a receivable balance of $1 million relating to third-party recoveries. At 30 September 1994, the balance sheet accrual was $30 million.

   In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA corrective action remediation. The Company estimates capital costs to implement the anticipated remedial program will range from $23-$33 million, with capital spending to commence during fiscal 1996. Operating and maintenance expenses associated with continuing the remedial program are estimated to be $1 million per year begining fiscal 1998 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. The cost estimates have not been reduced by the value of such reimbursement, which the Company believes is probable of realization.

   Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures and factors beyond the Company's control such as: lack of knowledge or scarcity of reliable data pertaining to identified sites; method and extent of remediation ultimately required; years of remedial activity required; number of parties involved; final determination of the Company's liability in proportion to that of other parties; identification of new sites; evolving environmental laws and regulations and their application; and advances in technology.

   The Company's domestic competitors face similar requirements, which are not shared by most foreign competitors.

COMPETITION

   The Company's businesses face strong competition from others, some of which are larger and have greater resources than Air Products.

   Air Products' industrial gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers. A similar competitive situation exists in European industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

   The number of the Company's principal competitors in the chemicals business varies from product to product, and it is not practical to identify such competitors because of the broad range of the Company's chemical products and the markets served, although the Company believes it has a leading or strong market position in most of its chemical products. For amines the competition is principally from other large chemical companies that also have the ability to provide competitive pricing, reliability of supply, technical service assistance and quality products and services. The possibility of back integration by large customers is the major competitive factor for the sale of polyurethane intermediates. In its other chemical products, the Company competes with a large number of chemical companies, some of which are larger, possess greater financial resources, and are more vertically integrated than the Company. Competition in these products is principally on the basis of price, quality, product performance, reliability of product supply and technical service assistance.

   The Company's environmental and energy businesses compete in all aspects with a great number of firms, some of which have greater technical and financial resources than Air Products' ventures. Competition is based primarily on technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the industries interested in such opportunities. Air Products believes that its comprehensive project development capability, operating experience, engineering and financing capabilities and construction management experience will enable it to compete effectively.

   Price, delivery, technological advantage and reputation for performance are generally the important factors in competing for sales of cryogenic equipment, other equipment and process engineering services. Another important factor in certain export sales is financing provided by governmental entities in the United States and the United Kingdom as compared with financing offered by their counterparts in other countries.

INSURANCE

   The Company's policy is to obtain public liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company, for itself and its Environmental and Energy joint venture affiliates for which it assumes turnkey construction or operating responsibility, maintains public liability and property insurance coverage at amounts which management believes are sufficient, after retention, to meet the company's anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

EMPLOYEES

   On September 30, 1995, the Company (including majority-owned subsidiaries) had approximately 14,800 full-time employees of whom approximately 4,600 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations, which expire on various dates over the next three years. The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

EXECUTIVE OFFICERS OF THE COMPANY

   The Company's executive officers, their respective positions and their respective ages on December 1, 1995 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

       NAME              AGE              OFFICE
       ----              ---              ------
James H. Agger            59      Vice President, General Counsel and Secretary
         (D)


Robert E. Gadomski        48      Group Vice President--Chemicals Group
         (D)                      (became Group Vice President--Chemicals Group in 1992;
                                  Group Vice President--Process Systems Group
                                  1990-1992)


Joseph J. Kaminski        56      Executive Vice President--Gases and Equipment
         (D)                      (became Executive Vice President--Gases and Equipment in 1993;
                                  President Air Products Europe, Inc. 1991-1993;
                                  Vice President--Corporate Planning 1988-1991)


Arnold H. Kaplan          56      Vice President--Finance
         (D)                      (became Vice President--Finance in 1995);
                                  Vice President--Energy and Materials 1988-1995


J. Robert Lovett          64      Executive Vice President--Strategic Planning and Technology
         (D)                      (became Executive Vice President--Strategic Planning and
                                  Technology in 1993; Executive Vice President--Gases and Equipment
                                  1992-1993; Group Vice President-Chemicals Group 1988-1992)

Harold A. Wagner          60      Chairman of the Board, President and Chief Executive Officer
         (A)(B)(C)(D)             (became Chairman of the Board and Chief Executive Officer in 1992;
                                  President in 1991;  Executive Vice President-Gases and Equipment 1990)

-----------------
(A)      Member, Board of Directors.
(B)      Member, Executive Committee of the Board of Directors.
(C)      Member, Finance Committee of the Board of Directors.
(D)      Member, Management Committee.

ITEM 2.  PROPERTIES.

   The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, Surrey, England, near London, and Brampton, near Toronto, Canada, and in leased facilities in the Allentown area, Pennsylvania, Tokyo, Japan, Hong Kong and Sao Paulo, Brazil. The management considers the Company's facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 1995.

INDUSTRIAL GASES

   The industrial gases segment has approximately 155 plant facilities in 37 states, the majority of which recover nitrogen, oxygen and argon. The Company has six facilities which produce specialty gases and 24 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 111 sales offices and/or cylinder distribution centers located in 39 states.

   The land on which the above plants are located is owned by Air Products at approximately one-fourth of the locations, and leased by Air Products at the remaining locations. However, in all cases, the plant itself is owned and operated by Air Products. Air Products owns approximately half of its sales offices and cylinder distribution centers, including related real estate, and leases the other half.

   Air Products' European plant facilities total 39, and include six plants which recover hydrogen, three plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen and argon. In addition, there are three specialty gas centers. There is a combined total of 86 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, Puerto Rico, Singapore and the Middle East.

CHEMICALS

   The chemicals segment manufactures amines, nitric acid, methanol, anhydrous ammonia and ammonia products at its Pace, Florida, facility; alkylamines at its St. Gabriel, Louisiana, facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey, facility; styrene emulsions, styrene acrylics, polyvinyl acetate acrylics, and polyvinyl acetate emulsions at its San Juan del Rio facility in Mexico; nitric acid, dinitrotoluene, toluene diamine, polyvinyl alcohol and acetic acid at its Pasadena, Texas, facility; and polyvinyl acetate emulsions, polyvinyl alcohol, acetic acid and acetylenic chemicals at its Calvert City, Kentucky, facility; specialty amines at its Wichita, Kansas, facility; polyurethane additives release agents at its Hamburg, Germany, facility; and epoxy additives at its facilities in Manchester, England; Los Angeles, California and Cumberland, Rhode Island. The chemicals segment manufactures polyurethane additives at its Paulsboro, New Jersey, facility which is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at five smaller locations.

   The chemicals segment has 16 plant facilities and six sales offices and one laboratory in the United States and operates two plants, seven sales/representative offices and three laboratories in Europe, one laboratory in Brazil, one plant in Mexico and sales offices in Australia, Brazil, Mexico, Japan, Singapore and South Africa and sales/representative offices in Hong Kong. Substantially all of the chemicals segment's plants and real estate thereunder are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

ENVIRONMENTAL AND ENERGY

   In addition to the joint venture facilities, described in the Environmental and Energy business on pages 3 and 4 of this report, the environmental and energy business has eight landfill gas-gathering facilities. Most of the Environmental and Energy projects are pledged as collateral under financing agreements.

EQUIPMENT AND SERVICES

   The principal facilities utilized by the equipment and services segment include five plants and two offices in the United States, three plants and three offices in Europe and one office in Japan. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.  LEGAL PROCEEDINGS.

   In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. Included in these claims and actions are proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA) and similar state environmental laws relating to the designation of certain sites for investigation or remediation. There are presently approximately 60 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. On July 14, 1995, the Kentucky Department for Environmental Protection delivered a Notice of Violation relating to the Company's Calvert City, Kentucky facility alleging miscellaneous violations of Kentucky's air pollution control regulations, including new source review and other permitting, record-keeping and leak detection requirements. While monetary sanctions have not yet been determined, they may exceed $100,000. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Additional information on the Company's environmental exposure is included under Environmental Controls on pages 6 and 7 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS.

   Market and dividend information for the Company's Common Stock appears under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1995 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding.

   As of November 30, 1995, there were 11,603 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

   The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1995 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The textual information appearing under "Management's Discussion and Analysis" on pages 2 through 8 of the 1995 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS.

   The consolidated financial statements and the related notes thereto together with the report thereon of Arthur Andersen LLP dated 2 November 1995, appearing on pages 9 through 31 of the 1995 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

   The biographical information relating to the Company's directors contained on pages 2 through 5 of the Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

   The information under "Other Relationships and Transactions" appearing on page 7; "Remuneration of Directors" appearing on page 7; "Report of the Management Development and Compensation Committee", "Compensation and Option Tables", "Stock Performance Information", "Pension Plans", and "Certain Agreements with Executive Officers" appearing on pages 15 through 25 of the Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required for this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" contained on pages 25 through 27 of the Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information under "Other Relationships and Transactions" appearing on page 7 of the Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report:

                   1. The 1995 Financial Review Section of the Company's 1995 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

    (PAGE REFERENCES TO 1995 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT)

Management's Discussion and Analysis  . . . . . . . . . . . . . . . . . . . . . . 2
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . 9
Consolidated Income for the three years ended 30 September 1995 . . . . . . . .  10
Consolidated Balance Sheets at 30 September 1995 and 1994   . . . . . . . . . .  11
Consolidated Cash Flows for the three years ended 30 September 1995   . . . . .  12
Consolidated Shareholders' Equity for the three years ended 30 September 1995 .  13
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  14
Business Segment and Geographic Information   . . . . . . . . . . . . . . . . .  29
Eleven-Year Summary of Selected Financial Data  . . . . . . . . . . . . . . . .  32

    2. The following additional information should be read in conjunction with the financial statements in the Company's 1995 Financial Review Section of the Annual Report to Shareholders:

                        (PAGE REFERENCES TO THIS REPORT)

Report of Independent Public Accountants on Schedules   . . . . . . . . . . . .  17
Consent of Independent Public Accountants   . . . . . . . . . . . . . . . . . .  17

    Consolidated Schedules for the years ended 30 September 1995, 1994 and 1993 as follows:

     SCHEDULE
     NUMBER
     ------
     VIII      Valuation and Qualifying Accounts  . . . . . . . . . . . . . . .  18

        All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

          3. Exhibits.

          (3) Articles of Incorporation and By-Laws.

               3.1 By-Laws of the Company. (Filed as Exhibit 3.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

               3.2 Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

        (4) Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

               4.1 Rights Agreement, dated as of March 23, 1988, between the Company and The Chase Manhattan Bank, N.A. (Filed as Exhibit 1, 2 to the Company's Form 8-A Registration Statement dated March 28, 1988.)*

          (10) Material Contracts.

               10.1 1990 Deferred Stock Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

               10.2(a) Long-Term Incentive Plan of the Company, as amended. (Filed as Exhibit 10.2 to the Company's Form 10-K Reports for each of the fiscal years ended September 30, 1986, September 30, 1987 and September 30, 1988.)*

               10.2(b) 1990 Long-Term Incentive Plan of the Company. (Filed as
          Exhibit 10.2(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

               10.2(b)(1) Amendment to 1990 Long-Term Incentive Plan of the Company, effective July 16, 1992. (Filed as Exhibit 10.2(b)(1) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

               10.3 1990 Annual Incentive Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

               10.4 Supplementary Pension Plan of the Company, as amended effective October 1, 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (a) Amendment to Supplementary Pension Plan of the Company,
               effective October 1, 1993 through September 30, 1994. (Filed as
               Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                    (b) Amendment to Supplementary Pension Plan of the Company,
               effective October 1, 1993 through September 30, 1995.  (Filed as
               Exhibit 10.4(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1994.)*

                    (c) Amendment to Supplementary Pension Plan of the Company,
               effective October 1, 1995 through September 30, 1996.

                    (d) Amendment to Supplementary Pension Plan of the Company,
               adopted September 20, 1995.

                    (e) Amendment to Supplementary Pension Plan of the Company,
               adopted September 20, 1995.

                    (f) Amended and Restated Trust Agreement by and between the
               Company and Provident National Bank dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (g) Amendment No. 3 to the Amended and Restated Trust
               Agreement by and between the Company and PNC Bank, N.A. dated May 1, 1995.

               10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (a) Trust Agreement by and between the Company and Provident
               National Bank dated as of October 31, 1989. (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (b) Amendment No. 3 to the Trust Agreement by and between
               the Company and PNC Bank, N.A. dated May 1, 1995.

               10.6(a) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective October 19, 1995.

               10.6(b) Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as Exhibit 10.6(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

               10.6(c) Stock Plan for Directors of the Company, effective January 25, 1990, as amended effective October 15, 1992. (Filed as
          Exhibit 10.6(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

               10.6(d) Stock Option Plan for Directors of the Company, effective January 27, 1994. (Filed as Exhibit 10.6(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

               10.7 Agreements with executives.

                    (a) Form of Employment Agreement dated July 30, 1987, which the Company has with each of its executive officers. (Filed as Exhibit 10.7(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

                    (b) Annuity Agreement dated December 8, 1980, between the
               Company and an executive officer of the Company, as amended May 21, 1985, and March 5, 1990. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1980, as Exhibit 10.7(b)3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1985, and as Exhibit 10.7(d)1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1990, respectively.)*

                    (c) Annuity Agreement dated November 6, 1995, between the Company and an executive officer of the Company.

               10.8 Employee Severance Plans.

                    (a) Air Products and Chemicals, Inc. Severance Plan
               effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

                    (b) Air Products and Chemicals, Inc. Change of Control
               Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

          (11) Earnings per share.

          (12) Computation of Ratios of Earnings to Fixed Charges.

          (13) 1995 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 1995, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

          (21) Subsidiaries of the registrant.

          (24) Power of Attorney.

          (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 1995.

          Current Reports on Form 8-K dated July 26, 1995, and August 14, 1995, were filed in which Item 5 of such Form was reported.

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 12, 1995

                                AIR PRODUCTS AND CHEMICALS, INC.
                                        (Registrant)

                           By:         /s/ Arnold H. Kaplan
                              -----------------------------------------
                              Arnold H. Kaplan, Vice President--Finance
                                    Principal Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                             TITLE                                 DATE
           ---------                             ------                                ----
/s/ Harold A. Wagner                Director, Chairman of the Board And           December 12, 1995
---------------------------------   President (Principal Executive Officer)
   (Harold A. Wagner)

   /s/ Paul E. Huck                 Vice President and Corporate Controller       December 12, 1995
---------------------------------   (Principal Accounting Officer)
      (Paul E. Huck)

             *                      Director                                      December 12, 1995
---------------------------------
     (Dexter F. Baker)

             *                      Director                                      December 12, 1995
---------------------------------
     (Tom H. Barrett)

             *                      Director                                      December 12, 1995
---------------------------------
      (L. Paul Bremer)

             *                      Director                                      December 12, 1995
---------------------------------
      (Will M. Caldwell)

             *                      Director                                      December 12, 1995
---------------------------------
        (Robert Cizik)

           SIGNATURE                             TITLE                                 DATE
           ---------                             ------                                ----
              *                     Director                                      December 12, 1995
---------------------------------
       (Ruth M. Davis)

              *                     Director                                      December 12, 1995
---------------------------------
    (Terry R. Lautenbach)

              *                     Director                                      December 12, 1995
---------------------------------
  (Rudolphus F. M. Lubbers)

              *                     Director                                      December 12, 1995
-------------------------------
        (Judith Rodin)

              *                     Director                                      December 12, 1995
-------------------------------
        (Takeo Shiina)

              *                     Director                                      December 12, 1995
-------------------------------
     (Lawrason D. Thomas)


* James H. Agger, Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.

                                                         /s/ James H. Agger
                                                   -----------------------------
                                                           James H. Agger
                                                          Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To: Air Products and Chemicals, Inc.

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated 2 November 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a) (2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
2 November 1995





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Air Products and Chemicals, Inc.

   As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 33-57357, 33-2068, 33-45354, 33-49981, 33-57017 and 33-57023).



                                                      ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
8 December 1995

                                                                   SCHEDULE VIII
                                                                    CONSOLIDATED

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED 30 SEPTEMBER 1995, 1994 AND 1993

-------------------------------------------------------------------------------------------------------------------
           COLUMN A                       COLUMN B          COLUMN C                  COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                                   OTHER CHANGES
                                                                 ADDITIONS      INCREASE (DECREASE)
                                                                 --------       -------------------
                                         BALANCE AT               CHARGED      CUMULATIVE                 BALANCE
                                         BEGINNING   CHARGED TO   TO OTHER     TRANSLATION               AT END OF
          CLASSIFICATION                 OF PERIOD     EXPENSE   ACCOUNTS(1)   ADJUSTMENTS   OTHER(2)     PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                       (IN MILLIONS OF DOLLARS)
Amounts deducted in the consoli-
 dated balance sheet from the
 asset to which it applies:

YEAR ENDED 30 SEPTEMBER 1995
  Allowance for doubtful accounts          $ 13          $ 8       $ (1)         $ --        $ (6)        $ 14
                                           ====          ===       =====         =====       =====        ====
YEAR ENDED 30 SEPTEMBER 1994
  Allowance for doubtful accounts          $ 12          $ 7       $ --          $  --       $ (6)        $ 13
                                           ====          ===       =====         =====       =====        ====
YEAR ENDED 30 SEPTEMBER 1993
  Allowance for doubtful accounts          $ 12          $ 5       $  1          $ (1)       $ (5)        $ 12
                                           ====          ===       =====         =====       =====        ====

NOTES:
(1) Includes collections on accounts previously written off and additions applicable to businesses acquired.

(2)   Primarily includes write-offs of uncollectible accounts.

                               INDEX TO EXHIBITS

         (3) Articles of Incorporation and By-Laws.

                 3.1 By-Laws of the Company. (Filed as Exhibit 3.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                 3.2 Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

         (4) Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

                 4.1 Rights Agreement, dated as of March 23, 1988, between the Company and The Chase Manhattan Bank, N.A. (Filed as Exhibit 1, 2 to the Company's Form 8-A Registration Statement dated March 28, 1988.)*

         (10) Material Contracts.

                 10.1 1990 Deferred Stock Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                 10.2(a) Long-Term Incentive Plan of the Company, as amended. (Filed as Exhibit 10.2 to the Company's Form 10-K Reports for each of the fiscal years ended September 30, 1986, September 30, 1987 and September 30, 1988.)*

                 10.2(b) 1990 Long-Term Incentive Plan of the Company. (Filed as Exhibit 10.2(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                 10.2(b)(1) Amendment to 1990 Long-Term Incentive Plan of the Company, effective July 16, 1992. (Filed as Exhibit 10.2(b)(1) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                 10.3 1990 Annual Incentive Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                 10.4 Supplementary Pension Plan of the Company, as amended effective October 1, 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (a) Amendment to Supplementary Pension Plan of the Company,
                 effective October 1, 1993 through September 30, 1994. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                    (b) Amendment to Supplementary Pension Plan of the Company,
                 effective October 1, 1993 through September 30, 1995. (Filed as Exhibit 10.4(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1994.)*

                    (c) Amendment to Supplementary Pension Plan of the Company,
                 effective October 1, 1995 through September 30, 1996.

                    (d) Amendment to Supplementary Pension Plan of the Company,
                 adopted September 20, 1995.

                    (e) Amendment to Supplementary Pension Plan of the Company,
                 adopted September 20, 1995.




-----------

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.

                    (f) Amended and Restated Trust Agreement by and between the
                 Company and Provident National Bank dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (g) Amendment No. 3 to the Amended and Restated Trust
                 Agreement by and between the Company and PNC Bank, N.A. dated May 1, 1995.

                 10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (a) Trust Agreement by and between the Company and
                 Provident National Bank dated as of October 31, 1989. (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                    (b) Amendment No. 3 to the Trust Agreement by and between
                 the Company and  PNC Bank, N.A. dated May 1, 1995.

                 10.6(a) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective October 19, 1995.

                 10.6(b) Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as Exhibit 10.6(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                 10.6(c) Stock Plan for Directors of the Company, effective January 25, 1990, as amended effective October 15, 1992. (Filed as
         Exhibit 10.6(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                 10.6(d) Stock Option Plan for Directors of the Company, effective January 27, 1994. (Filed as Exhibit 10.6(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

                 10.7 Agreements with executives.

                    (a) Form of Employment Agreement dated July 30, 1987, which the Company has with each of its executive officers. (Filed as Exhibit 10.7(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

                    (b) Annuity Agreement dated December 8, 1980, between the
                 Company and an executive officer of the Company, as amended May 21, 1985, and March 5, 1990. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1980, as Exhibit 10.7(b)3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1985, and as Exhibit 10.7(d)1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1990, respectively.)*

                    (c) Annuity Agreement dated November 6, 1995 , between the Company and an executive officer of the Company.

                 10.8 Employee Severance Plans.


                    (a) Air Products and Chemicals, Inc. Severance Plan
                 effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

                    (b) Air Products and Chemicals, Inc. Change of Control
                 Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*




-----------

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.

                 (11) Earnings per share.


                 (12) Computation of Ratios of Earnings to Fixed Charges.


                 (13) 1995 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 1995, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

                 (21) Subsidiaries of the registrant.

                 (24) Power of Attorney.

                 (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1995.

                 Current Reports on Form 8-K dated July 26, 1995, and August 14, 1995, were filed in which Item 5 of such Form was reported.







-----------

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.

 .
                                       3