Form 10-Q
period 1995-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1996-02-14
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended 31 December 1995
                                    ----------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -----------

                          Commission file number 1-4534
                                                 ------

                       AIR PRODUCTS AND CHEMICALS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      23-1274455
--------------------------------------------------------------------------------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


          7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code  610-481-4911
                                                    ------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /checkmark/    No / /
                                               ---------        --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class               Outstanding at 7 February 1996
         --------------------------  ----------------------------------
         Common Stock, $1 par value             121,832,100

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX
                                                           Page No.
                                                           --------
Part I.   Financial Information

          Consolidated Balance Sheets -
           31 December 1995 and 30 September 1995 ........    3

          Consolidated Income -
           Three Months Ended 31 December 1995 and 1994 ..    4

          Consolidated Cash Flows -
           Three Months Ended 31 December 1995 and 1994 ..    5

          Notes to Consolidated Financial Statements .....    6

          Management's Discussion and Analysis ...........    7

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K ......   10

          Signatures .....................................   11

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

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                         ASSETS                                   31 December     30 September
                         ------                                       1995            1995
                                                                  -----------     ------------
CURRENT ASSETS
Cash and cash items                                                 $   95          $   87
Trade receivables, less allowances for doubtful accounts               628             625
Inventories                                                            371             335
Contracts in progress, less progress billings                          111             123
Other current assets                                                   151             162
                                                                    ------          ------
TOTAL CURRENT ASSETS                                                 1,356           1,332
                                                                    ------          ------
INVESTMENTS                                                            783             657
                                                                    ------          ------
PLANT AND EQUIPMENT, at cost                                         7,501           7,350
 Less - Accumulated depreciation                                     3,926           3,848
                                                                    ------          ------
PLANT AND EQUIPMENT, net                                             3,575           3,502
                                                                    ------          ------
GOODWILL                                                                80              81
                                                                    ------          ------
OTHER NONCURRENT ASSETS                                                240             244
                                                                    ------          ------
TOTAL ASSETS                                                        $6,034          $5,816
                                                                    ======          ======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                           $  487          $  519
Accrued liabilities                                                    223             249
Accrued income taxes                                                    68              56
Short-term borrowings                                                  387             314
Current portion of long-term debt                                      168             173
                                                                    ------          ------
TOTAL CURRENT LIABILITIES                                            1,333           1,311
                                                                    ------          ------
LONG-TERM DEBT                                                       1,314           1,194
                                                                    ------          ------
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                       436             435
                                                                    ------          ------
DEFERRED INCOME TAXES                                                  506             478
                                                                    ------          ------
TOTAL LIABILITIES                                                    3,589           3,418
                                                                    ------          ------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                   125             125
Capital in excess of par value                                         465             465
Retained earnings                                                    2,450           2,388
Unrealized gain on investments                                          46              41
Cumulative translation adjustments                                     (50)            (24)
Treasury stock, at cost                                               (133)           (139)
Shares in trust                                                       (458)           (458)
                                                                    ------          ------
TOTAL SHAREHOLDERS' EQUITY                                           2,445           2,398
                                                                    ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $6,034          $5,816
                                                                    ======          ======

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME

(In millions, except per share)

                                                       Three Months Ended
                                                          31 December
                                                     ---------------------
                                                     1995             1994
                                                     ----             ----
SALES AND OTHER INCOME
Sales                                                $947             $921
Other income (expense), net                             4               (1)
                                                     ----             ----
                                                      951              920
                                                     ----             ----
COSTS AND EXPENSES
Cost of sales                                         560              544
Selling, distribution and administrative              220              206
Research and development                               27               24
                                                     ----             ----
OPERATING INCOME                                      144              146
Income from equity affiliates, net of
 related expenses                                      16                9
Interest expense                                       29               24
                                                     ----             ----
INCOME BEFORE TAXES                                   131              131
Income taxes                                           42               44
                                                     ----             ----
NET INCOME                                           $ 89             $ 87
                                                     ====             ====
MONTHLY AVERAGE OF COMMON SHARES OUTSTANDING          112              113
                                                     ----             ----
EARNINGS PER COMMON SHARE                            $.80             $.77
                                                     ====             ====
DIVIDENDS DECLARED PER COMMON SHARE --
Cash                                                 $.26             $.24
                                                     ----             ----

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

(In millions)

                                                             Three Months Ended
                                                                31 December
                                                             ------------------
                                                              1995        1994
                                                             ------      ------
OPERATING ACTIVITIES
Net Income                                                   $  89       $  87
 Adjustments to reconcile income to cash provided by
  operating activities:
  Depreciation                                                  99          90
  Deferred income taxes                                         22          18
  Other                                                         --           9
Working capital changes that provided (used) cash:
  Trade receivables                                             (6)        (20)
  Inventories and contracts in progress                        (25)         (8)
  Payables, trade and other                                    (33)        (29)
  Accrued liabilities                                          (25)        (12)
  Other                                                          4          16
Other                                                            1         (15)
                                                             -----       -----
CASH PROVIDED BY OPERATING ACTIVITIES                          126         136
                                                             -----       -----
INVESTING ACTIVITIES
Additions to plant and equipment*                             (184)       (178)
Investment in and advances to unconsolidated affiliates       (127)        (20)
Proceeds from sale of assets and investments                    24          --
Other                                                           --           2
                                                             -----       -----
CASH USED FOR INVESTING ACTIVITIES                            (287)       (196)
                                                             -----       -----
FINANCING ACTIVITIES
Long-term debt proceeds*                                       125          81
Payments on long-term debt                                      (8)         (3)
Net increase in commercial paper                                64          83
Net increase in other short-term borrowings                      9           9
Dividends paid to shareholders                                 (29)        (28)
Purchase of Treasury Stock                                      --         (89)
Other                                                            8          11
                                                             -----       -----
CASH PROVIDED BY FINANCING ACTIVITIES                          169          64
                                                             -----       -----
Effect of Exchange Rate Changes on Cash                         --          --
                                                             -----       -----
Increase in Cash and Cash Items                                  8           4
Cash Items - Beginning of Year                                  87         100
                                                             -----       -----
Cash and Cash Items - End of Period                          $  95       $ 104
                                                             =====       =====

*Excludes capital leases of $1 million for the three months ended
 31 December 1995 and 1994.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 1996, the Company reached a $67 million settlement with Bankers Trust Company over $107 million in losses the Company reported in fiscal 1994 associated with leveraged interest rate swap contracts. The settlement included the termination of two previously closed contracts with Bankers Trust. Prior to the settlement there was an outstanding liability of $62 million associated with these closed contracts. The after-tax gain related to this settlement was $41 million.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             FIRST QUARTER FISCAL 1996 VS. FIRST QUARTER FISCAL 1995
           -----------------------------------------------------------


RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first quarter of fiscal 1996 of $947 million were 3% higher than in the same quarter of last year while operating income was down $2 million, or 1%, to $144 million. Profits of equity affiliates increased $7 million to $16 million for the three months ended 31 December 1995. Net income was $89 million, or $.80 per share, compared to net income of $87 million, or $.77 per share, in the year-ago quarter.

Industrial gases' operating income declined due primarily to lower margins. This was offset by the strong performance of European and Asian equity affiliates. Chemicals' operating income remained constant as broad-based margin improvement was offset by lower ammonia and methanol results. The equipment and services segment profits improved significantly.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $551 million in the first quarter of fiscal 1996 were up 5% due primarily to higher worldwide shipments of merchant and tonnage gases. Favorable European currency effects contributed 2% to the 5% sales increase. Worldwide volumes rose despite unexpected U.S. tonnage customer outages. However, the rate of volume growth has slowed from previous quarters. Merchant selling prices were up in the United States but declined in Europe from a year-ago quarter.

Operating income of $103 million declined 5%. Favorable European currency effects resulted in a 2% improvement in operating income versus a year ago. The decline in operating income was due to lower margins resulting from higher costs, including distribution costs, combined with lower U.S. liquid oxygen and nitrogen volumes, contract changes and expirations, and a number of key tonnage customer outages.

Equity affiliates' income for the first quarter of fiscal 1996 was $9 million compared to $2 million in the prior year. Strong performances from joint ventures in Spain, Italy and Asia contributed to these higher results. The prior year results included a loss related to the peso devaluation in the Mexican investment.

CHEMICALS- Sales in the first quarter of 1996 of $310 million decreased $14 million while operating income was comparable to the prior year at $49 million. A portion of the ammonia capacity was shut down in the second quarter of fiscal 1995 and converted to hydrogen production. This portion of ammonia capacity contributed $15 million to trade sales and $8 million to operating income in the first quarter of fiscal 1995. Excluding the prior year contribution from this ammonia capacity, sales were comparable and operating income was up $8 million. This increase in operating income is due principally to broad-based margin improvement, especially in polymer chemicals. Margins improved due to higher selling prices combined with lower raw material costs. Partially offsetting these gains were lower volumes and lower methanol selling prices. The decline in volumes was due to reduced export demand coupled with an extended customer outage.

ENVIRONMENTAL AND ENERGY - Sales in the first quarter of 1996 of $14 million were comparable to the prior year while operating income has declined slightly to a loss of $1 million.

Equity affiliates' income for the first quarter of fiscal 1996 of $7 million was comparable to the prior year.

EQUIPMENT AND SERVICES - Sales of $72 million increased $14 million from the year-ago quarter while operating income was $4 million compared to a loss of $1 million. This year's results reflect a more profitable project mix and a higher level of activity. Sales backlog for the equipment product line improved to $266 million at 31 December 1995 compared to $198 million at 30 September 1995, due principally to new orders for natural gas liquefaction equipment.

CORPORATE AND OTHER - The net expense of $11 million is comparable to the prior year.

INTEREST

Interest expense was $29 million compared to $24 million in the first quarter of fiscal 1995. The increase in expense was due primarily to a higher level of average debt outstanding.

INCOME TAXES

The effective tax rate on income was 32.3% for the quarter ended 31 December 1995 compared with 34.0% for the same quarter in fiscal 1995. The decrease in the effective tax rate was due principally to higher gas equity affiliate profits.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1996 totaled $312 million compared to $199 million in the corresponding period of the prior year. Additions to plant and equipment were $184 million during the first three months of fiscal 1996 versus $178 million last year. Investments in unconsolidated affiliates were $127 million during the first three months of fiscal 1996 versus $20 million last year. During the first quarter of fiscal 1996, the Company acquired an additional 21.5% of the outstanding shares of a Spanish affiliate at a cost of $120 million. Capital expenditures for new plant and equipment and investment in unconsolidated affiliates are expected to be approximately $1.2 billion in fiscal 1996.

Cash provided by operating activities during the first three months of fiscal 1996 ($126 million) combined with cash provided by long-term debt ($125 million), additional commercial paper ($64 million), and proceeds from the sale of assets and investments ($24 million) were used largely for capital expenditures ($312 million) and cash dividends ($29 million). Cash and cash items increased $8 million from $87 million at the beginning of the fiscal year to $95 million at 31 December 1995.

Total debt at 31 December 1995 and 30 September 1995, expressed as a percentage of the sum of total debt and shareholders' equity, was 43% and 41%, respectively. Total debt increased from $1,681 million at 30 September 1995 to $1,869 million at 31 December 1995. During the first quarter of fiscal 1996, the Company issued $125 million of 6.6% medium-term notes due in fiscal 2008 to finance the acquisition of additional shares in a Spanish affiliate.

There was $392 million of commercial paper outstanding at 31 December 1995. Domestic lines of credit totaled $400 million. Additional commitments totaling $50 million are maintained by the Company's foreign subsidiaries, of which $3 million was utilized at 31 December 1995. In January 1996, the Company entered into a $600 million committed, multi-currency, syndicated credit facility to replace the $400 million domestic lines of credit and $34 million of the $50 million of commitments maintained by the foreign subsidiaries.

At 31 December 1995, the Company had an unutilized shelf registration for $245 million of medium-term notes. Subsequent to 31 December 1995, the Company issued $31 million of 6.25% medium-term notes due 2011 under this shelf registration.

Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Most of these agreements change long-term fixed-rate debt to variable-rate debt. The notional principal of interest rate swap agreements outstanding at 31 December 1995 is $385 million. The fair value of the agreements is a gain of $15 million. As of 30 September 1995 interest rate swap agreements were outstanding with a notional principal amount and fair value of $488 million and a gain of $1 million, respectively.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 December 1995 is $206 million. The fair value of the agreements is a loss of $19 million, of which $10 million has not been recognized in the financial statements. As of 30 September 1995 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $86 million and a loss of $11 million, respectively. During the first quarter of fiscal 1996, the Company entered into interest rate and currency swap agreements to effectively convert $120 million of the $125 million of 6.6% medium-term notes into Spanish peseta liabilities with maturities of three to ten years.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1995 is $1,617 million compared to a book value of $1,482 million.

                           PART II. OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

       (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

       (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

       (b) Current Report on Form 8-K dated 24 October 1995 was filed by the registrant during the quarter ended 31 December 1995 in which Item 5 of such form was reported.

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


                                                Air Products and Chemicals, Inc.
                                                --------------------------------
                                                         (Registrant)


Date: February 14, 1996                         By: /s/ A. H. Kaplan
                                                   ----------------------------
                                                   A. H. Kaplan
                                                   Vice President - Finance
                                                   (Chief Financial Officer)

                                INDEX TO EXHIBITS


      (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

      (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.