Form 10-Q
period 1996-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1996-05-14
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 March 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                          Commission file number 1-4534

                       AIR PRODUCTS AND CHEMICALS, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   23-1274455
- --------------------------------------------------------------------------------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          7201 Hamilton Boulevard, Allentown, Pennsylvania  18195-1501
- --------------------------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911
                                                    --------------

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at 7 May 1996
         --------------------------         ----------------------------
         Common Stock, $1 par value                 122,029,974

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I.  Financial Information

    Consolidated Balance Sheets -
       31 March 1996 and 30 September 1995 ...........................     3

    Consolidated Income -
       Three Months and Six Months Ended 31 March 1996 and 1995 ......     4

    Consolidated Cash Flows -
       Six Months Ended 31 March 1996 and 1995 .......................     5

    Notes to Consolidated Financial Statements .......................     6

    Management's Discussion and Analysis .............................     7

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security-Holders .....    13

    Item 6.  Exhibits and Reports on Form 8-K ........................    15

    Signatures .......................................................    16

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarter ended 31 December 1995.

Results of operations for any three or six month periods are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                                                               31 March     30 September
                                     ASSETS                      1996           1995
                                     ------                    --------     ------------

CURRENT ASSETS
Cash and cash items                                             $    82       $    87
Trade receivables, less allowances for doubtful accounts            649           625
Inventories                                                         383           335
Contracts in progress, less progress billings                       114           123
Other current assets                                                144           162
                                                                -------       -------

TOTAL CURRENT ASSETS                                              1,372         1,332
                                                                -------       -------

INVESTMENTS                                                         795           657
                                                                -------       -------

PLANT AND EQUIPMENT, at cost                                      7,691         7,350
   Less - Accumulated depreciation                                3,982         3,848
                                                                -------       -------
PLANT AND EQUIPMENT, net                                          3,709         3,502
                                                                -------       -------

GOODWILL                                                             80            81
                                                                -------       -------
OTHER NONCURRENT ASSETS                                             268           244
                                                                -------       -------

TOTAL ASSETS                                                    $ 6,224       $ 5,816
                                                                =======       =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Payables, trade and other                                       $   491       $   519
Accrued liabilities                                                 235           249
Accrued income taxes                                                 94            56
Short-term borrowings                                               423           314
Current portion of long-term debt                                    25           173
                                                                -------       -------
TOTAL CURRENT LIABILITIES                                         1,268         1,311
                                                                -------       -------

LONG-TERM DEBT                                                    1,495         1,194
                                                                -------       -------

DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                    398           435
                                                                -------       -------
DEFERRED INCOME TAXES                                               510           478
                                                                -------       -------

TOTAL LIABILITIES                                                 3,671         3,418
                                                                -------       -------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                125           125
Capital in excess of par value                                      463           465
Retained earnings                                                 2,556         2,388
Unrealized gain on investments                                       41            41
Cumulative translation adjustments                                  (48)          (24)
Treasury stock, at cost                                            (126)         (139)
Shares in trust                                                    (458)         (458)
                                                                -------       -------
TOTAL SHAREHOLDERS' EQUITY                                        2,553         2,398
                                                                -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 6,224       $ 5,816
                                                                =======       =======

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME

(In millions, except per share)

                                                               Three Months          Six Months Ended
                                                              Ended 31 March             31 March
                                                            ------------------      ------------------
                                                             1996        1995        1996        1995
                                                            ------      ------      ------      ------
SALES AND OTHER INCOME
Sales                                                       $1,013      $  983      $1,960      $1,904
Other income, net                                                4           1           8        --
                                                            ------      ------      ------      ------
                                                             1,017         984       1,968       1,904
                                                            ------      ------      ------      ------

COSTS AND EXPENSES
Cost of sales                                                  609         591       1,169       1,135
Selling, distribution, and administrative                      231         215         451         421
Research and development                                        29          26          56          50
                                                            ------      ------      ------      ------

OPERATING INCOME                                               148         152         292         298
Income from equity affiliates, net of related expenses          18           8          34          17
Gain on settlement of leveraged interest rate swaps             67        --            67        --
Interest expense                                                31          26          60          50
                                                            ------      ------      ------      ------

INCOME BEFORE TAXES                                            202         134         333         265
Income taxes                                                    67          46         109          90
                                                            ------      ------      ------      ------

NET INCOME                                                  $  135      $   88      $  224      $  175
                                                            ======      ======      ======      ======

MONTHLY AVERAGE OF COMMON SHARES OUTSTANDING                  --          --           112         112
                                                            ------      ------      ------      ------

EARNINGS PER COMMON SHARE                                   $ 1.21      $  .79      $ 2.01      $ 1.56
                                                            ======      ======      ======      ======

DIVIDENDS DECLARED PER COMMON SHARE - Cash                  $  .26      $  .25      $  .52      $  .49
                                                            ------      ------      ------      ------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

(In millions)

                                                                                   Six Months Ended
                                                                                       31 March
                                                                                  -----------------
                                                                                   1996        1995
                                                                                  -----       -----
OPERATING ACTIVITIES
Net Income                                                                        $ 224       $ 175
   Adjustments to reconcile income to cash provided by operating activities:
     Depreciation                                                                   200         183
     Termination of liabilities for leveraged interest rate swaps                   (62)       --
     Deferred income taxes                                                           34          27
     Other                                                                           (4)         12
Working capital changes that provided (used) cash:
     Trade receivables                                                              (30)        (59)
     Inventories and contracts in progress                                          (41)        (11)
     Payables, trade and other                                                      (26)        (15)
     Accrued income taxes                                                            41          15
     Other                                                                          (12)         (2)
Other                                                                                 3         (15)
                                                                                  -----       -----
CASH PROVIDED BY OPERATING ACTIVITIES                                               327         310
                                                                                  -----       -----

INVESTING ACTIVITIES
Additions to plant and equipment*                                                  (444)       (384)
Investment in and advances to unconsolidated affiliates                            (134)        (22)
Acquisitions, less cash acquired                                                     (4)       --
Proceeds from sale of assets and investments                                         38           8
Other                                                                                (7)         (1)
                                                                                  -----       -----
CASH USED FOR INVESTING ACTIVITIES                                                 (551)       (399)
                                                                                  -----       -----

FINANCING ACTIVITIES
Long-term debt proceeds                                                             160         181
Payments on long-term debt                                                          (54)        (13)
Net increase in commercial paper                                                    134          16
Net increase in other short-term borrowings                                          28          19
Issuance of Treasury Stock for stock options                                          4           7
Dividends paid to shareholders                                                      (58)        (55)
Purchase of Treasury Stock                                                         --           (95)
Other                                                                                 5          19
                                                                                  -----       -----
CASH PROVIDED BY FINANCING ACTIVITIES                                               219          79
                                                                                  -----       -----
Effect of Exchange Rate Changes on Cash                                            --             4
                                                                                  -----       -----

Decrease in Cash and Cash Items                                                      (5)         (6)
Cash and Cash Items - Beginning of Year                                              87         100
                                                                                  -----       -----
Cash and Cash Items - End of Period                                               $  82       $  94
                                                                                  -----       -----

*Excludes capital leases of $3 million and $2 million for the six months ended
  31 March 1996 and 1995, respectively.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 1996, the Company reached a $67 million settlement with Bankers Trust Company over $107 million in losses the Company reported in fiscal 1994 associated with leveraged interest rate swap contracts. The settlement included the termination of two previously closed contracts with Bankers Trust. Prior to the settlement there was an outstanding liability of $62 million associated with these closed contracts. The results for the three and six months ended 31 March 1996 included a gain of $67 million ($41 million after tax, or $.36 per share) from the settlement.

In April 1996, the Company announced its plan to divest its joint venture interest in a waste-to-energy business and commence a share repurchase program designed to acquire approximately 10 percent of its 112 million shares outstanding for financial reporting purposes.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            SECOND QUARTER FISCAL 1996 VS. SECOND QUARTER FISCAL 1995
          -------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the second quarter of fiscal 1996 of $1,013 million were 3% higher than in the same quarter of last year while operating income was down $4 million, or 3%, to $148 million. Equity affiliates' income increased $10 million to $18 million for the three months ended 31 March 1996. During the second quarter of fiscal 1996, the Company recognized a gain from the derivatives settlement with Bankers Trust Company of $67 million ($41 million after tax, or $.36 per share). Reflecting this gain, net income was $135 million, or $1.21 per share, compared to net income of $88 million, or $.79 per share, in the year-ago quarter. Excluding the effect of this settlement, net income for the second quarter of fiscal 1996 would have been $94 million, or $.85 per share.

Industrial gases' operating income declined due primarily to lower margins. This was offset by the strong performance of European, Mexican, and Asian equity affiliates. Chemicals' operating income remained constant as broad-based margin improvement was offset by lower ammonia and methanol results. The equipment and services segment profits improved significantly.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $591 million in the second quarter of fiscal 1996 increased 8% due primarily to higher shipments of domestic merchant gases, especially hydrogen and argon. Domestic on-site business continued to show strong sales increases in hydrogen pipeline volumes, a direct result of new investment. Sales in Europe were up slightly reflecting volume growth in specialty gas and cylinders. The rate of worldwide merchant volume growth continued at the slower pace demonstrated in the first quarter. Merchant selling prices were up in the United States but declined in Europe from a year-ago quarter. European currency effects did not have a material impact on sales.

Operating income declined 9% to $100 million reflecting lower margins. Lower margins were due to higher worldwide overhead costs associated with new business initiatives, higher depreciation expense caused by increased investment, lower than anticipated volume growth, and a number of unfavorable contract changes and expirations. European currency effects did not have a material effect on operating income.

Equity affiliates' income for the second quarter of fiscal 1996 was $10 million compared to $2 million in the prior year. Strong operating performances from joint ventures in Spain, Mexico, and Asia contributed to these higher results. Current year results reflected an increased ownership position in the Spanish affiliate, while the prior year results included a loss related to the peso devaluation in the Mexican investment.

CHEMICALS - Sales in the second quarter of fiscal 1996 decreased $11 million to $340 million while operating income was comparable to the prior year at $53 million. A portion of the ammonia capacity was shut down in the second quarter of fiscal 1995 and converted to hydrogen production. This portion of ammonia capacity contributed $10 million to trade sales and $4 million to operating income in the second quarter of fiscal 1995. Excluding the prior year contribution from this ammonia capacity, sales were comparable and operating income was up $4 million. Selling prices were higher in several major product lines while overall volumes declined. The increase in operating income was due principally to broad-based margin improvement. Partially offsetting these gains were lower volumes in the polymers product lines and lower methanol selling prices. The decline in volumes was mainly due to reduced export demand.

ENVIRONMENTAL AND ENERGY - Sales of $16 million decreased $1 million from the prior year while operating income remained at the break-even level.

Equity affiliates' income for the second quarter of fiscal 1996 increased $2 million to $8 million. These higher results reflected the settlement of a power contract dispute in the cogeneration business.

In April 1996, the Company announced its intention to sell its 50% interest in American Ref-Fuel, its waste-to-energy joint venture with Browning-Ferris Industries, Inc. This joint venture contributed $6 million to equity affiliates' income in the second quarter of fiscal 1996.

EQUIPMENT AND SERVICES - Sales of $66 million decreased $3 million from the level of the prior year while operating income increased $8 million to $5 million. The improved profitability reflects a more profitable project mix and improved project performance.

CORPORATE AND OTHER - The net expense was $10 million compared to $8 million in the second quarter of the prior year. Corporate expenses increased due primarily to higher corporate general and administrative costs.

GAIN ON SETTLEMENT OF LEVERAGED INTEREST RATE SWAPS

The results for the three months ended 31 March 1996 included a gain of $67 million ($41 million after tax, or $.36 per share) from the settlement with Bankers Trust Company over losses reported in fiscal 1994 associated with leveraged interest rate swap contracts.

INTEREST

Interest expense was $31 million compared to $26 million in the second quarter of fiscal 1995. The increase in expense was due primarily to a higher level of debt outstanding, partially offset by lower interest rates.

INCOME TAXES

Excluding the gain on settlement of leveraged interest rate swaps, the effective tax rate on income was 30% for the quarter ended 31 March 1996. The effective tax rate on income for the quarter ended 31 March 1995 was 34%. The decrease in the effective tax rate from 34% to 30% was due to higher equity affiliates' income and favorable tax adjustments.

                SIX MONTHS FISCAL 1996 VS. SIX MONTHS FISCAL 1995
              -----------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first six months of fiscal 1996 of $1,960 million were 3% higher than in the comparable period of the prior year while operating income was down $6 million, or 2%, to $292 million. Equity affiliates' income increased $17 million to $34 million for the six months ended 31 March 1996. During the second quarter of fiscal 1996, the Company recognized a gain from the derivatives settlement with Bankers Trust Company of $67 million ($41 million after tax, or $.36 per share). Reflecting this gain, net income was $224 million, or $2.01 per share, for the first six months of fiscal 1996 compared to net income of $175 million, or $1.56 per share, for the comparable period last year. Excluding the effect of this settlement, net income for the first six months of fiscal 1996 would have been $183 million, or $1.65 per share.

Industrial gases' operating income declined due primarily to lower margins. This was offset by the strong performance of European, Mexican, and Asian equity affiliates. Chemicals' operating income remained constant as broad-based margin improvement was offset by lower ammonia and methanol results. The equipment and services segment profits improved significantly.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $1,142 million in the first six months of fiscal 1996 increased 7% due primarily to higher worldwide shipments of merchant and tonnage gases. However, the rate of volume growth has slowed from previous periods. European currency effects contributed almost 1% to the sales growth. Merchant selling prices were up in the United States but declined in Europe from the prior year.

Operating income declined 7% to $203 million, reflecting lower margins. Lower margins were due to higher worldwide overhead costs associated with new business initiatives, higher depreciation expense caused by increased investment, lower U.S. liquid oxygen and nitrogen volumes, unfavorable contract changes and expirations, and tonnage customer outages. European currency effects increased operating income almost 1%.

Equity affiliates' income for the first six months of fiscal 1996 was $19 million compared to $4 million in the prior year. Strong operating performances from joint ventures in Spain, Mexico, and Asia contributed to these higher results . Current year results reflected an increased ownership position in the Spanish affiliate, while the prior year results included a loss related to the peso devaluation in the Mexican investment.

CHEMICALS - Sales in the first six months of fiscal 1996 decreased $25 million to $650 million while operating income was comparable to the prior year at $102 million. A portion of the ammonia capacity was shut down in the second quarter of fiscal 1995 and converted to hydrogen production. This portion of ammonia capacity contributed $25 million to trade sales and $12 million to operating income in the first six months of fiscal 1995. Excluding the prior year contribution from this ammonia capacity, sales were comparable and operating income was up $12 million. Selling prices were higher in several major product lines while overall volumes declined. The increase in operating income was due principally to broad-based margin improvement. Partially offsetting these gains were lower volumes in the polymers division and lower methanol selling prices. The decline in volumes was mainly due to reduced export demand.

ENVIRONMENTAL AND ENERGY - Sales of $30 million decreased $1 million from the first six months of fiscal 1996 while operating income declined slightly to a loss of $1 million.

Equity affiliates' income for the first half of fiscal 1996 increased $2 million to $15 million. These higher results reflected the settlement of a power contract dispute in the cogeneration business.

In April 1996, the Company announced its intention to sell its 50% interest in American Ref-Fuel, its waste-to-energy joint venture with Browning-Ferris Industries, Inc. This joint venture contributed $10 million to equity affiliates' income in the first six months of fiscal 1996.

EQUIPMENT AND SERVICES - Sales of $138 million increased $11 million from the level of the prior year while operating income increased $13 million to $9 million. This year's results reflected a more profitable project mix, a higher level of activity, and improved project performance. Sales backlog for the equipment product line improved to $358 million at 31 March 1996 compared to $198 million at 30 September 1995, due to new orders for natural gas liquefaction equipment and European equipment contracts.

CORPORATE AND OTHER - The net expense was $21 million compared to $19 million in the first six months of the prior year. Corporate expenses increased due primarily to higher corporate general and administrative costs.

GAIN ON SETTLEMENT OF LEVERAGED INTEREST RATE SWAPS

The results for the six months ended 31 March 1996 included a gain of $67 million ($41 million after tax, or $.36 per share) from the settlement with Bankers Trust Company over losses reported in fiscal 1994 associated with leveraged interest rate swap contracts.

INTEREST

Interest expense was $60 million compared to $50 million in the first six months of fiscal 1995. The increase in expense was due primarily to a higher level of debt outstanding, partially offset by lower interest rates.

INCOME TAXES

Excluding the gain on settlement of leveraged interest rate swaps, the effective tax rate on income was 31% for the six months ended 31 March 1996. The effective tax rate on income for the six months ended 31 March 1995 was 34%. The decrease in the effective tax rate from 34% to 31% was due to higher equity affiliates' income and favorable tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's senior debt was rated A+ by Standard & Poor's Corporation (S&P) and A1 by Moody's Investors Service Inc. (Moody's) at 30 September 1995. The Company's commercial paper was rated A-1 by S&P and P-1 by Moody's at 30 September 1995. In April 1996, the Company announced its plan to repurchase approximately 10% of its outstanding shares. This share repurchase program will be financed through increased borrowings and proceeds from the sale of the investment in American Ref-Fuel. Subsequent to this announcement, the Company's senior debt rating was reduced to A by S&P and A2 by Moody's. The commercial paper rating remains at A-1/P-1.

Capital expenditures during the first six months of fiscal 1996 totaled $585 million compared to $408 million in the corresponding period of the prior year. Additions to plant and equipment increased from $384 million during the first half of 1995 to $444 million during the current period mainly due to additions for the industrial gas business. Investments in unconsolidated affiliates were $134 million during the first six months of fiscal 1996 versus $22 million last year. During the first quarter of fiscal 1996, the Company acquired an additional 21.5% of the outstanding shares of a Spanish affiliate at a cost of $120 million. Capital expenditures for plant and equipment and investment in unconsolidated affiliates for all of fiscal 1996 are expected to be approximately $1.2 billion, reflecting a higher level of spending on plant and equipment in support of growth in the worldwide industrial gases business.

Cash provided by operating activities during the first six months of fiscal 1996 ($327 million) combined with cash provided from debt financing ($322 million) and proceeds from the sale of assets and investments ($38 million) were used largely for capital expenditures ($585 million), long-term debt repayments ($54 million), and cash dividends ($58 million). Cash and cash items decreased $5 million from $87 million at the beginning of the fiscal year to $82 million at 31 March 1996.

Total debt at 31 March 1996 and 30 September 1995, expressed as a percentage of the sum of total debt and shareholders' equity, was 43% and 41%, respectively. Total debt increased from $1,681 million at 30 September 1995 to $1,943 million at 31 March 1996. During the first quarter of fiscal 1996, the Company issued $125 million of 6.6% medium-term notes due in fiscal 2008 to finance the acquisition of additional shares in a Spanish affiliate. In the second quarter of fiscal 1996, the Company issued $31 million of 6.25% medium-term notes due in fiscal 2011. During the first six months of fiscal 1996, the net increase in commercial paper was $134 million.

There was $462 million of commercial paper outstanding at 31 March 1996. In January 1996, the Company entered into a $600 million committed, multi-currency, syndicated credit facility, which was unutilized at 31 March 1996. Additional commitments totaling $16 million are maintained by the Company's foreign subsidiaries, of which $3 million was utilized at 31 March 1996.

At 31 March 1996 the Company had an unutilized shelf registration for $214 million of medium-term notes. Subsequent to 31 March 1996, a portion of this shelf registration was utilized when the Company issued $125 million of 7-1/4% medium-term notes due 2016.

Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The Company will also enter into agreements to effectively convert its fixed-rate debt to variable-rate debt which is principally indexed to LIBOR rates to reduce interest costs in periods of falling interest rates. The Company has also entered into interest rate swap contracts to effectively convert the stated variable interest rates on $60 million of medium-term notes to an average variable interest rate slightly above the three-month U.S. dollar LIBOR rate.

The notional principal and fair value of interest rate swap agreements at 31 March 1996 and 30 September 1995 were as follows:

(millions of dollars)

                                31 March 1996               30 September 1995
                            -----------------------      -----------------------
                            Notional    Fair Value       Notional    Fair Value
                             Amount     Gain (Loss)       Amount     Gain (Loss)
                            -----------------------      -----------------------
Fixed to Variable             $160          $  1           $313          $ (6)
Variable to Fixed               53            (1)           105            (4)
Variable to Variable            60            21             70            11
                            -----------------------      -----------------------
            Total             $273          $ 21           $488          $  1
                            =======================      =======================

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 March 1996 was $270 million. The fair value of the agreements was a loss of $10 million, of which $6 million has not been recognized in the financial statements. As of 30 September 1995 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $86 million and a loss of $11 million, respectively. During the first quarter of fiscal 1996, the Company entered into interest rate and currency swap agreements to effectively convert $120 million of the $125 million of 6.6% medium-term notes into Spanish peseta liabilities with maturities of three to ten years. In the second quarter of fiscal 1996, the Company entered into forward starting interest rate and currency swap agreements which will, in October 1996, effectively convert $64 million of U.S. dollar liabilities into Spanish peseta liabilities with maturities of three to five years.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 March 1996 was $1,601 million compared to a book value of $1,520 million. As of 30 September 1995, the estimated fair value was $1,454 as compared to a book value of $1,367.

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Annual Meeting of Shareholders of the registrant was held on 25 January 1996.

         (c)      The following matters were voted on at the Annual Meeting:

                  (1)      Election of Directors

- ----------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF VOTES CAST
NAME OF DIRECTOR
                                  ------------------------------------------------------------------------------
                                                         AGAINST
                                                            OR                                        BROKER
                                        FOR              WITHHELD            ABSTENTIONS             NON-VOTES
- ----------------------------------------------------------------------------------------------------------------
R. CIZIK                            100,621,233         1,049,802                 0                      0
- ----------------------------------------------------------------------------------------------------------------
R. M. DAVIS                         100,336,823         1,334,212                 0                      0
- ----------------------------------------------------------------------------------------------------------------
T. R. LAUTENBACH                    100,558,049         1,112,986                 0                      0
- ----------------------------------------------------------------------------------------------------------------
R. F. M. LUBBERS                    100,562,962         1,108,073                 0                      0
- ----------------------------------------------------------------------------------------------------------------



                  (2) Ratification of the appointment of Arthur Andersen LLP of Philadelphia, Pennsylvania, as independent certified public accountants for the registrant for the fiscal year ending 30 September 1996.

- -------------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
- -------------------------------------------------------------------------------------------------------------
                                       AGAINST
                                         OR                                                       BROKER
            FOR                       WITHHELD                    ABSTENTIONS                    NON-VOTES
- -------------------------------------------------------------------------------------------------------------
        100,843,008                    445,923                      382,104                          0
- -------------------------------------------------------------------------------------------------------------

                  (3) Approval to amend the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 150,000,000 shares to 300,000,000 shares.

- -------------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
- -------------------------------------------------------------------------------------------------------------
                                       AGAINST
                                         OR                                                       BROKER
            FOR                       WITHHELD                    ABSTENTIONS                    NON-VOTES
- -------------------------------------------------------------------------------------------------------------
        90,944,987                    9,341,042                    1,385,006                         0
- -------------------------------------------------------------------------------------------------------------



                  (4) Approval of 1997 Amendments to the Company's 1990 Long-Term Incentive Plan.

- -------------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
- -------------------------------------------------------------------------------------------------------------
                                       AGAINST
                                         OR                                                       BROKER
            FOR                       WITHHELD                    ABSTENTIONS                    NON-VOTES
- -------------------------------------------------------------------------------------------------------------
        81,420,627                    18,036,928                   2,213,480                         0
- -------------------------------------------------------------------------------------------------------------

                  (5) Approval of IRC Section 162(m) Amendments to the Company's 1990 Long-Term Incentive Plan.

- -------------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
- -------------------------------------------------------------------------------------------------------------
                                       AGAINST
                                         OR                                                       BROKER
            FOR                       WITHHELD                    ABSTENTIONS                    NON-VOTES
- -------------------------------------------------------------------------------------------------------------
        94,807,777                    4,613,558                    2,249,700                         0
- -------------------------------------------------------------------------------------------------------------



                  (6)      Approval of IRC Section 162(m) Annual Incentive Plan
                           Terms.

- -------------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
- -------------------------------------------------------------------------------------------------------------
                                       AGAINST
                                         OR                                                       BROKER
            FOR                       WITHHELD                    ABSTENTIONS                    NON-VOTES
- -------------------------------------------------------------------------------------------------------------
        95,422,369                    4,070,115                    2,178,551                         0
- -------------------------------------------------------------------------------------------------------------

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

       (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

       (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

       (b) A Current Report on Form 8-K dated 24 January 1996 was filed by the registrant during the quarter ended 31 March 1996 in which
                 Item 5 of such form was reported.

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

                                            Air Products and Chemicals, Inc.
                                            --------------------------------
                                                  (Registrant)

Date: May 14, 1996                     By:        /s/ A. H. Kaplan
                                          -----------------------------------
                                                  A. H. Kaplan
                                                  Vice President - Finance
                                                  (Chief Financial Officer)

                                INDEX TO EXHIBITS

         (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

         (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.