Form 10-Q
period 1996-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1996-08-12
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 June 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                          Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                                23-1274455
(State of Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

           7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code 610-481-4911

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No
                                               ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at 7 August 1996
- --------------------------         ---------------------------------
Common Stock, $1 par value                  121,530,768

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                       Page No.
                                                                       --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       30 June 1996 and 30 September 1995 ............................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 1996 and 1995 ......    4

    Consolidated Cash Flows -
       Nine Months Ended 30 June 1996 and 1995 .......................    5

    Notes to Consolidated Financial Statements .......................    6

    Management's Discussion and Analysis .............................    7

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ........................   13

    Signatures .......................................................   14

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarters ended 31 December 1995 and 31 March 1996.

Results of operations for any three or nine month periods are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(In millions, except per share)

                                                                     30 June         30 September
                                     ASSETS                            1996              1995
                                                                     -------         ------------

CURRENT ASSETS
Cash and cash items                                                  $   91            $   87
Trade receivables, less allowances for doubtful accounts                676               625
Inventories                                                             392               335
Contracts in progress, less progress billings                           114               123
Other current assets                                                    160               162
                                                                     ------            ------

TOTAL CURRENT ASSETS                                                  1,433             1,332
                                                                     ------            ------

INVESTMENTS                                                             835               657
                                                                     ------            ------

PLANT AND EQUIPMENT, at cost                                          7,909             7,350
   Less - Accumulated depreciation                                    4,056             3,848
                                                                     ------            ------

PLANT AND EQUIPMENT, net                                              3,853             3,502
                                                                     ------            ------

GOODWILL                                                                 80                81
                                                                     ------            ------

OTHER NONCURRENT ASSETS                                                 271               244
                                                                     ------            ------

TOTAL ASSETS                                                         $6,472            $5,816
                                                                     ======            ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables, trade and other                                            $  579            $  519
Accrued liabilities                                                     224               249
Accrued income taxes                                                     62                56
Short-term borrowings                                                   249               314
Current portion of long-term debt                                        25               173
                                                                     ------            ------

TOTAL CURRENT LIABILITIES                                             1,139             1,311
                                                                     ------            ------

LONG-TERM DEBT                                                        1,850             1,194
                                                                     ------            ------

DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                        357               435
                                                                     ------            ------

DEFERRED INCOME TAXES                                                   537               478
                                                                     ------            ------

TOTAL LIABILITIES                                                     3,883             3,418
                                                                     ------            ------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                                    125               125
Capital in excess of par value                                          462               465
Retained earnings                                                     2,624             2,388
Unrealized gain on investments                                           42                41
Cumulative translation adjustments                                      (68)              (24)
Treasury stock, at cost                                                (138)             (139)
Shares in trust                                                        (458)             (458)
                                                                     ------            ------

TOTAL SHAREHOLDERS' EQUITY                                            2,589             2,398
                                                                     ------            ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $6,472            $5,816
                                                                     ======            ======

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME


(In millions, except per share)

                                                              Three Months Ended 30 June       Nine Months Ended 30 June
                                                              --------------------------       -------------------------
                                                                 1996            1995            1996            1995
                                                                 ----            ----            ----            ----

SALES AND OTHER INCOME
Sales                                                           $  997          $  982          $2,957          $2,886
Other income, net                                                    9              17              17              17
                                                                ------          ------          ------          ------
                                                                 1,006             999           2,974           2,903
                                                                ------          ------          ------          ------
COSTS AND EXPENSES
Cost of sales                                                      594             595           1,763           1,730
Selling, distribution, and administrative                          228             217             679             638
Research and development                                            28              26              84              76
                                                                ------          ------          ------          ------
OPERATING INCOME                                                   156             161             448             459
Income from equity affiliates, net of related expenses
                                                                    20              16              54              33
Gain on settlement of leveraged interest rate swaps
                                                                    --              --              67              --
Interest expense                                                    34              25              94              75
                                                                ------          ------          ------          ------
INCOME BEFORE TAXES                                                142             152             475             417
Income taxes                                                        44              52             153             142
                                                                ------          ------          ------          ------
NET INCOME                                                      $   98          $  100          $  322          $  275
                                                                ======          ======          ======          ======
MONTHLY AVERAGE OF COMMON
 SHARES OUTSTANDING                                                 --              --             112             112
                                                                ------          ------          ------          ------
EARNINGS PER COMMON SHARE                                       $  .87          $  .89          $ 2.88          $ 2.45
                                                                ------          ------          ------          ------
DIVIDENDS DECLARED PER
COMMON SHARE - Cash                                             $  .27          $  .26          $  .79          $  .75
                                                                ------          ------          ------          ------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
(In millions)

                                                                                                           Nine Months Ended
                                                                                                                30 June
                                                                                                      --------------------------
                                                                                                      1996                  1995
                                                                                                      ----                  ----

OPERATING ACTIVITIES
Net Income                                                                                          $ 322                 $ 275
   Adjustments to reconcile income to cash provided by operating activities:
     Depreciation                                                                                     303                   276
     Termination of liabilities for leveraged interest rate swaps                                     (62)                   --
     Contributions to pension plans                                                                   (46)                   (3)
     Deferred income taxes                                                                             58                    42
     Other                                                                                              8                    (8)
     Working capital changes that provided (used) cash:
       Trade receivables                                                                              (60)                  (54)
       Inventories and contracts in progress                                                          (51)                  (33)
       Payables, trade and other                                                                       64                    57
       Accrued income taxes                                                                            12                    25
       Other                                                                                          (24)                  (21)
                                                                                                    -----                 -----
CASH PROVIDED BY OPERATING ACTIVITIES                                                                 524                   556
                                                                                                    -----                 -----

INVESTING ACTIVITIES
Additions to plant and equipment*                                                                    (706)                 (679)
Investment in and advances to unconsolidated affiliates                                              (187)                  (26)
Acquisitions, less cash acquired                                                                       (4)                  (34)
Termination/Closure of leveraged interest rate swaps                                                   --                    (4)
Proceeds from sale of assets and investments                                                           32                    20
Other                                                                                                  (5)                    4
                                                                                                    -----                 -----
CASH USED FOR INVESTING ACTIVITIES                                                                   (870)                 (719)
                                                                                                    -----                 -----

FINANCING ACTIVITIES
Long-term debt proceeds                                                                               554                   331
Payments on long-term debt                                                                            (56)                 (136)
Net increase(decrease) in commercial paper                                                            (66)                  142
Net increase in other short-term borrowings                                                            16                     6
Issuance of Treasury Stock for stock options                                                           10                    15
Dividends paid to shareholders                                                                        (89)                  (84)
Purchase of Common Stock for Treasury                                                                 (23)                 (119)
Other                                                                                                   5                    26
                                                                                                    -----                 -----
CASH PROVIDED BY FINANCING ACTIVITIES                                                                 351                   181
                                                                                                    -----                 -----

Effect of Exchange Rate Changes on Cash                                                                (1)                    4
                                                                                                    -----                 -----

Increase in Cash and Cash Items                                                                         4                    22
Cash and Cash Items - Beginning of Year                                                                87                   100
                                                                                                    -----                 -----
Cash and Cash Items - End of Period                                                                 $  91                 $ 122
                                                                                                    =====                 =====

*Excludes capital leases of $4 million and $3 million for the nine months ended
  30 June 1996 and 1995, respectively.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 1996, the Company reached a $67 million settlement with Bankers Trust Company over $107 million in losses the Company reported in fiscal 1994 associated with leveraged interest rate swap contracts. The settlement included the termination of two previously closed contracts with Bankers Trust. Prior to the settlement there was an outstanding liability of $62 million associated with these closed contracts. The results for the nine months ended 30 June 1996 included a gain of $67 million ($41 million after tax, or $.36 per share) from the settlement.

In April 1996, the Company announced its plan to divest its joint venture interest in a waste-to-energy business and commence a share repurchase program designed to acquire approximately 10 percent of its 112 million shares outstanding for financial reporting purposes.

The three and nine months ended 30 June 1995 included a gain of $11 million ($6 million after tax, or $.06 per share) from the sale of an industrial gas plant.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



             THIRD QUARTER FISCAL 1996 VS. THIRD QUARTER FISCAL 1995

RESULTS OF OPERATIONS

CONSOLIDATED
Sales in the third quarter of fiscal 1996 of $997 million were 2% higher than in the same quarter of last year while operating income was down $5 million, or 3%, to $156 million. During the third quarter of 1995, results included a gain of $11 million ($6 million after tax, or $.06 per share) from the sale of an industrial gas plant. Excluding the effect of this gain, operating income was up $6 million or 4%. Equity affiliates' income increased $4 million to $20 million for the three months ended 30 June 1996. Net income was $98 million, or $.87 per share, compared to reported net income of $100 million, or $.89 per share, in the year-ago quarter. Excluding the special item, net income for the third quarter of fiscal 1995 was $94 million, or $.83 per share.

Industrial gases' operating income declined due primarily to lower margins. Broad-based margin improvement resulted in higher chemicals' operating income. The environmental and energy segment reflected higher profits due to better operations and a project buy-out. Profits of the equipment and services segment improved significantly.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $578 million in the third quarter of fiscal 1996 increased 6% due primarily to higher shipments of domestic merchant and on-site gases. Domestic on-site business demonstrated very strong sales increases in hydrogen pipeline volumes, a direct result of new business investment. The rate of merchant volume growth was up in the United States. Domestic merchant prices rose slightly despite lower prices in liquid product lines. Competitive pressures and slower economic conditions in Northern Europe lowered merchant selling prices and volumes. Unfavorable European currency effects decreased sales by 2%.

Operating income declined by $17 million to $102 million. Prior year results included a gain of $11 million from a plant sale. Excluding this gain, operating income declined $6 million or 6%. Lower margins were due to higher worldwide overhead costs associated with new business initiatives, higher depreciation expense caused by increased investment, softer business conditions in Northern Europe, and the impact of unfavorable contract changes and expirations. European currency effects contributed almost 2% to the 6% decline in operating income.

Equity affiliates' income for the third quarter of fiscal 1996 was $12 million compared to $9 million in the prior year. Strong operating performances from joint ventures in Asia and Mexico contributed to these higher results. Current year results reflected an increased ownership position in the Spanish affiliate.

CHEMICALS - Sales in the third quarter of fiscal 1996 were comparable at $352 million while operating income increased $5 million or 11% to $55 million. Selling prices were higher in several major product lines while overall volumes declined. The increase in operating income was due principally to broad-based margin improvement. Partially offsetting these gains were lower volumes in the polymers product lines and lower methanol selling prices. The decline in polymer volumes was mainly due to reduced export demand.

ENVIRONMENTAL AND ENERGY - Sales improved $2 million from the prior year to $13 million. Prior year sales of operating services were lower due to a power curtailment and planned major maintenance outage. Operating income increased by $5 million to $3 million due to better operations and a project buy-out.

Equity affiliates' income for the third quarter of fiscal 1996 increased $1 million to $8 million.

EQUIPMENT AND SERVICES - Sales of $54 million decreased $23 million from the unusually high level of the prior year while operating income increased to $4 million from a break-even level. This increase reflects a more profitable project mix and improved project performance.

CORPORATE AND OTHER - The net expense was $8 million compared to $6 million in the third quarter of the prior year. Corporate expenses increased due primarily to higher corporate general and administrative costs.

INTEREST

Interest expense was $34 million compared to $25 million in the third quarter of fiscal 1995. The increase in expense was due to a higher level of debt outstanding and lower capitalized interest. This increase was partially offset by lower interest rates.

INCOME TAXES

The effective tax rate on income was 31% for the quarter ended 30 June 1996 as compared to 34% for the quarter ended 30 June 1995. The decrease in the effective tax rate from 34% to 31% was due to higher equity affiliates' income and lower state taxes.


               NINE MONTHS FISCAL 1996 VS. NINE MONTHS FISCAL 1995

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1996 of $2,957 million were 2% higher than in the comparable period of the prior year while operating income was down $11 million, or 2%, to $448 million. Equity affiliates' income increased $21 million to $54 million for the nine months ended 30 June 1996.

The earnings for the first nine months of fiscal 1996 and 1995 included special items. During the second quarter of fiscal 1996, the Company recognized a gain from the derivatives settlement with Bankers Trust Company of $67 million ($41 million after tax, or $.36 per share). Results in fiscal 1995 included a gain of $11 million from the sale of an industrial gas plant ($6 million after tax, or $.06 per share).

Results for the nine months ended 30 June 1996 and 1995, both as reported and excluding these special items, were:

(in millions, except per share)

                                              Nine Months Ended                         Nine Months Ended
                                                 30 June 1996                              30 June 1995
- ---------------------------------- ----------------------------------------- -----------------------------------------
                                                             Excluding                                 Excluding
                                        Reported           Special Items          Reported           Special Items
                                        --------           -------------          --------           -------------
Operating Income                         $ 448                $ 448                $ 459                $ 448
Net Income                                 322                  281                  275                  269
Earnings Per Share                        2.88                 2.52                 2.45                 2.39


Excluding these special items, operating income remained constant at $448 million. Industrial gases' operating income declined primarily due to lower margins. This was offset by the strong performance of Spanish, Asian, and Mexican equity affiliates. Chemicals' operating income improved as broad-based margin improvement was offset by lower ammonia and methanol results. The equipment and services segment profits improved significantly.

SEGMENT ANALYSIS

INDUSTRIAL GASES - Sales of $1,720 million in the first nine months of fiscal 1996 increased 7% due primarily to higher domestic volumes of merchant and on-site gases. Domestic on-site business demonstrated very strong sales increases in hydrogen pipeline volumes, a direct result of new investment. European sales were flat with the prior year as business conditions continued to weaken in Northern Europe. European currency effects did not have a material impact on sales.

Operating income declined by $33 million to $305 million. Prior year results included a gain of $11 million from a plant sale. Excluding this gain, operating income declined $22 million or 7%, reflecting lower margins. Lower margins were due to higher worldwide overhead costs associated with new business initiatives, higher depreciation expense caused by increased investment, weakening business conditions in Northern Europe, and unfavorable contract changes and expirations. European currency effects did not have a material effect on operating income.

Equity affiliates' income for the first nine months of fiscal 1996 was $31 million compared to $13 million in the prior year. Strong operating performances from joint ventures in Spain, Asia, and Mexico contributed to these higher results. Current year results reflected an increased ownership position in the Spanish affiliate, while the prior year results included a loss related to the peso devaluation in the Mexican investment.

CHEMICALS - Sales in the first nine months of fiscal 1996 decreased $25 million to $1,002 million while operating income increased $5 million to $157 million. A portion of the ammonia capacity was shut down in the second quarter of fiscal 1995 and converted to hydrogen production. This portion of ammonia capacity contributed $25 million to trade sales and $12 million to operating income in the first six months of fiscal 1995. Excluding the prior year contribution from this ammonia capacity, sales were comparable and operating income was up $17 million or 12%. Selling prices were higher in several major product lines while overall volumes declined. The increase in operating income was due principally to broad-based margin improvement. Partially offsetting these gains were lower volumes in the polymers division and lower methanol selling prices. The decline in polymer volumes was mainly due to reduced export demand.

ENVIRONMENTAL AND ENERGY - Sales of $43 million increased $1 million from the first nine months of fiscal 1996 while operating income was $2 million compared to a loss of $2 million last year. The improved profitability was due primarily to a project buy-out.

Equity affiliates' income for the first nine months of fiscal 1996 increased $3 million to $23 million.

In April 1996, the Company announced its intention to sell its 50% interest in American Ref-Fuel, its waste-to-energy joint venture with Browning-Ferris Industries, Inc. This joint venture contributed $17 million to equity affiliates' income in the first nine months of fiscal 1996.

EQUIPMENT AND SERVICES - Sales of $192 million decreased $12 million from the level of the prior year while operating income increased $17 million to $13 million. This year's results reflected a more profitable project mix and improved project performance. Sales backlog for the equipment product line improved to $351 million at 30 June 1996 compared to $198 million at 30 September 1995, due to new orders for natural gas liquefaction equipment and European equipment contracts.

CORPORATE AND OTHER - The net expense was $29 million compared to $25 million in the first nine months of the prior year. Corporate expenses increased due primarily to higher corporate general and administrative costs.

GAIN ON SETTLEMENT OF LEVERAGED INTEREST RATE SWAPS

The results for the nine months ended 30 June 1996 included a gain of $67 million ($41 million after tax, or $.36 per share) from the settlement with Bankers Trust Company over losses reported in fiscal 1994 associated with leveraged interest rate swap contracts.

INTEREST

Interest expense was $94 million compared to $75 million in the first nine months of fiscal 1995. The increase in expense was due primarily to a higher level of debt outstanding, partially offset by lower interest rates.

INCOME TAXES

Including the gain on settlement of leveraged interest rate swaps, the effective tax rate on income was 32% for the nine months ended 30 June 1996. Excluding this gain, the effective tax rate on income for the nine months ended 30 June 1996 was 31% as compared to 34% in the prior year. The decrease in the effective tax rate from 34% to 31% was due to higher equity affiliates' income and favorable tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's senior debt was rated A+ by Standard & Poor's Corporation (S&P) and A1 by Moody's Investors Service Inc. (Moody's) at 30 September 1995. The Company's commercial paper was rated A-1 by S&P and P-1 by Moody's at 30 September 1995. In April 1996, the Company announced its plan to repurchase approximately 10% of its outstanding shares. This share repurchase program will be financed through proceeds from the sale of the investment in American Ref-Fuel and increased borrowings. Subsequent to this announcement, the Company's senior debt rating was reduced to A by S&P and A2 by Moody's. The commercial paper rating remains at A-1/P-1.

Capital expenditures during the first nine months of fiscal 1996 totaled $901 million compared to $742 million in the corresponding period of the prior year. Additions to plant and equipment increased from $679 million during the first nine months of 1995 to $706 million during the current period mainly due to additions for the industrial gases business. Investments in unconsolidated affiliates were $187 million during the first nine months of fiscal 1996 versus $26 million last year. During the first quarter of fiscal 1996, the Company acquired an additional 21.5% of the outstanding shares of a Spanish affiliate at a cost of $120 million. The majority of the remaining increase in investments in unconsolidated affiliates for the first nine months of fiscal 1996 was in support of the environmental and energy segment. Capital expenditures for plant and equipment and investment in unconsolidated affiliates for all of fiscal 1996 are expected to be approximately $1.2 billion, reflecting a higher level of spending on plant and equipment in support of growth in the worldwide industrial gases business. It is anticipated these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first nine months of fiscal 1996 ($524 million) combined with cash provided from debt financing ($570 million) and proceeds from the sale of assets and investments ($32 million) were used largely for capital expenditures ($901 million), debt repayments ($122 million), purchase of common stock for treasury ($23 million), and cash dividends ($89 million). Cash and cash items increased $4 million from $87 million at the beginning of the fiscal year to $91 million at 30 June 1996. During the first nine months of fiscal 1996, cash provided by operating activities was reduced $46 million by contributions to pension plans. The net decrease in commercial paper was $66 million.

Total debt at 30 June 1996 and 30 September 1995, expressed as a percentage of the sum of total debt and shareholders' equity, was 45% and 41%, respectively. Total debt increased from $1,681 million at 30 September 1995 to $2,124 million at 30 June 1996. During the first quarter of fiscal 1996, the Company issued $125 million of 6.6% notes due in fiscal 2008 to finance the acquisition of additional shares in a Spanish affiliate. In the second quarter, the Company issued $31 million of 6.25% notes due in fiscal 2011. In the third quarter, the Company issued $100 million of 7.34% debentures due in 2026, with a one-time put option exercisable by the investor after 12 years. In the third quarter, the Company also issued $100 million of 7.80% debentures due in 2026, $50 million of 7.56% notes due in 2026, and $125 million of 7.25% notes due 2016.

There was $262 million of commercial paper outstanding at 30 June 1996. In January 1996, the Company entered into a $600 million committed, multi-currency, syndicated credit facility, which was unutilized at 30 June 1996. Additional commitments totaling $16 million are maintained by the Company's foreign subsidiaries, of which $3 million was utilized at 30 June 1996. At 30 June 1996 the Company had unutilized shelf registrations for $639 million of debt securities.

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

The notional principal and fair value of interest rate swap agreements at 30 June 1996 and 30 September 1995 were as follows:

(millions of dollars)

                                               30 June 1996                                    30 September 1995
                                       ------------------------------                     ------------------------------
                                       Notional            Fair Value                     Notional            Fair Value
                                        Amount             Gain (Loss)                     Amount             Gain (Loss)
                                       --------            -----------                    --------            -----------
Fixed to Variable                        $161                  $--                          $313                 $(6)
Variable to Fixed                          54                   (1)                          105                  (4)
Variable to Variable                       60                   25                            70                  11
                                         ----                  ---                          ----                 ---
            Total                        $275                  $24                          $488                 $ 1
                                         ====                  ===                          ====                 ===


The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 30 June 1996 was $301 million. The fair value of the agreements was a loss of $13 million, of which a $2 million gain related to the currency component was recognized in the financial statements. The remaining $15 million loss was related to the interest component and has not been recognized in the financial statements. As of 30 September 1995 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $86 million and a loss of $11 million, respectively.

During the first quarter of fiscal 1996, the Company entered into interest rate and currency swap agreements to effectively convert $120 million of the $125 million of 6.6% medium-term notes into Spanish peseta liabilities with maturities of three to ten years. In the second quarter of fiscal 1996, the Company entered into forward starting interest rate and currency swap agreements which will, in October 1996, effectively convert $64 million of U.S. dollar liabilities into Spanish peseta liabilities with maturities of three to five years. In the third quarter of fiscal 1996, the Company entered into a forward starting interest rate and currency swap agreement which will, in October 1996, effectively convert $31 million of U.S. dollar liabilities into Spanish peseta liabilities with a maturity of seven years.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1996 was $1,937 million compared to a book value of $1,875 million. As of 30 September 1995, the estimated fair value was $1,454 million as compared to a book value of $1,367 million.

During the third quarter of fiscal 1996, the company bought back .4 million shares of its common stock as part of a program to purchase approximately 10 percent of its 112 million shares outstanding for financial reporting purposes.

                           PART II. OTHER INFORMATION


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

            (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

            (b) Current Reports on Form 8-K dated 11 April 1996 and 23 April 1996 were filed by the registrant during the quarter ended 30 June 1996 in which Item 5 of such forms were reported.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Air Products and Chemicals, Inc.
                                                 (Registrant)



Date: August 12, 1996                  By:     /s/ A. H. Kaplan
                                          ---------------------
                                           A. H. Kaplan
                                           Vice President - Finance
                                          (Chief Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    EXHIBITS


                                       To


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended 30 June 1996


                           Commission File No. 1-4534




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