Form 10-K405
period 1996-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1996-12-12
CIK 2969

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

    (Mark One) [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE TRANSITION PERIOD FROM ________TO__________

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

   ---------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
                                                      ------------------------
        TITLE OF EACH CLASS                               WHICH REGISTERED
        -------------------                               ----------------
Common Stock, par value $1.00 per share                 New York and Pacific

Preferred Stock Purchase Rights                         New York and Pacific

   8-3/4% Debentures Due 2021                                 New York

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 1996 was $7.6 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the Registrant disclaims that any such director and/or executive officer is an affiliate and (ii) Registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of November 29, 1996 was 120,403,539.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Annual Report to Shareholders for the fiscal year ended September 30, 1996. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K, the Annual Report is not deemed to be filed.

      Proxy Statement for Annual Meeting of Shareholders to be held January 23, 1997 . . . Part III.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                          Page

   ITEM    1.  Business ...........................................................................................       1
                 Industrial Gases..................................................................................       1
                 Chemicals.........................................................................................       2
                     Polymer Chemicals.............................................................................       2
                     Performance Chemicals.........................................................................       3
                     Chemical Intermediates........................................................................       4
                 Equipment and Services............................................................................       4
                      Equipment....................................................................................       4
                      Power Generation.............................................................................       4
                      Pure Air.....................................................................................       4
                 General...........................................................................................       4
                      American Ref-Fuel............................................................................       5
                      Foreign Operations...........................................................................       5
                      Technology Development.......................................................................       5
                      Raw Materials and Energy.....................................................................       6
                      Environmental Controls.......................................................................       6
                      Competition..................................................................................       7
                      Insurance....................................................................................       8
                      Employees....................................................................................       8
                      Executive Officers of the Company............................................................       8
   ITEM    2.  Properties .........................................................................................       9
                 Industrial Gases..................................................................................       9
                 Chemicals.........................................................................................      10
                 Equipment and Services............................................................................      10
   ITEM    3.  Legal Proceedings ..................................................................................      10
   ITEM    4.  Submission of Matters to a Vote of Security Holders ................................................      11

PART II
   ITEM    5.  Market for the Company's Common Stock and Related Stockholders Matters .............................      11
   ITEM    6.  Selected Financial Data ............................................................................      11
   ITEM    7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................................................      11
   ITEM    8.  Financial Statements ...............................................................................      11
   ITEM    9.  Disagreements on Accounting and Financial Disclosure ...............................................      11

PART III
   ITEM   10.  Directors and Executive Officers of the Company ....................................................      12
   ITEM   11.  Executive Compensation .............................................................................      12
   ITEM   12.  Security Ownership of Certain Beneficial Owners and Management .....................................      12
   ITEM   13.  Certain Relationships and Related Transactions .....................................................      12

PART IV
   ITEM   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................................      12

                                     PART I

ITEM 1.      BUSINESS.

      Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business, and developed strong positions as a producer of certain chemicals.

      The industrial gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, argon and hydrogen and a variety of medical and specialty gases. The chemicals business segment produces and markets polymer chemicals, performance chemicals and chemical intermediates. The equipment and services business segment supplies cryogenic and other process equipment and related engineering services and includes the Company's power generation business and flue gas treatment business.

      Financial information concerning the Company's business segments appears in Note 19 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 1996 Financial Review Section of the Annual Report.

      As used in this Report, the term "Air Products" or "Company" includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.

                                INDUSTRIAL GASES

      The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide) and helium (purchased or refined from crude helium). Medical and specialty gases are manufactured or blended by the Company or purchased for resale.

      The Company's industrial gas business involves two principal modes of supply:

      "Tonnage" or "on-site" supply -- For large volume or "tonnage" users of industrial gases, a plant is built adjacent to or near the customer's facility -- hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In at least six areas -- the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Phoenix, Arizona; Central Louisiana; Rotterdam, the Netherlands; and Corpus Christi, Texas -- Air Products' hydrogen, oxygen, carbon monoxide or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Affiliates have pipelines in Korea, Thailand and Malaysia.

      Merchant supply -- Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Increasingly, some customers are being supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars and lecture bottle sizes.

      Oxygen, nitrogen, argon and hydrogen sold to merchant customers are usually recovered at large "stand-alone" facilities located near industrial areas or high-tech centers, or at small noncryogenic generators, or are taken from tonnage plants used primarily to supply tonnage users. Tonnage plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a merchant market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide and low dew point gases using adsorption technology.

      Tonnage and merchant sales of atmospheric gases -- oxygen, nitrogen and argon -- constituted approximately 28% of Air Products' consolidated sales in fiscal 1996 and were approximately 29% and 31% in fiscal years 1995 and 1994, respectively. Tonnage and merchant sales of industrial gases -- principally oxygen, nitrogen and hydrogen -- to the chemical process industry, the electronics industry and the basic steel industry, the largest consuming industries, were approximately 14%, 11% and 6%, respectively, of Air Products' consolidated sales in fiscal 1996.

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

      Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 105 offices in 37 states in the United States and Puerto Rico, and from 133 offices in 20 foreign countries. In addition, industrial gas companies in which the Company has investments operate in 28 foreign countries. See "Foreign Operations" on page 5 of this report.

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

                                    CHEMICALS

         The Company's chemicals businesses consist of polymer chemicals, performance chemicals, and chemical intermediates where the Company is able to differentiate itself by the performance of its products in the customer's application, the technical service which the Company provides, and the scale of production and the production technology employed by the Company.

POLYMER CHEMICALS

         Air Products' polymer chemicals are water-based and water-soluble products derived primarily from vinyl acetate monomer. The principal products of these businesses are polymer emulsions, pressure sensitive adhesives, and polyvinyl alcohol. Total sales from these businesses constituted approximately 13% of Air Products' consolidated sales in fiscal year 1996, 14% in fiscal year 1995 and 12% in fiscal year 1994, respectively.

         Polymer Emulsions - The Company's major emulsion products are vinyl acetate homopolymer emulsions and Airflex(R) vinyl acetate-ethylene copolymer emulsions. The Company also produces emulsions which incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks and carpet backing binder formulations.

         Pressure Sensitive Adhesives - These products are water-based acrylic emulsions which are used for both permanent and removable pressure sensitive adhesives primarily for labels and tapes.

         Polyvinyl Alcohol - These polymer products are water-soluble synthetic resins which are used in textile warp sizes, surface sizes for paper, adhesives, safety glass laminates and as emulsifying agents in polymerization. As a coproduct of polyvinyl alcohol, acetic acid is a merchant product sold to a variety of markets including textiles, pharmaceuticals and electronics.

PERFORMANCE CHEMICALS

         Air Products' performance chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides. The principal products of these businesses are specialty additives, polyurethane additives and epoxy additives. Total sales from these businesses constituted approximately 10% of Air Products' consolidated sales in fiscal year 1996 and 9% in fiscal years 1995 and 1994.

         Specialty Additives - These products are primarily acetylenic alcohols and amines which are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations and corrosion inhibitors.

         Polyurethane Additives - These products include catalysts, surfactants and release agents which are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding and automobile seating.

         Epoxy Additives - These products include polyamides, aromatic amines, cycloaliphatic amines, reactive diluents and specialty epoxy resins which are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites and electrical laminates.

CHEMICAL INTERMEDIATES

         The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 11% of Air Products' consolidated sales in fiscal year 1996, 12% in fiscal year 1995 and 13% in fiscal year 1994.

         Amines - The Company produces a broad range of amines using ammonia and methanol, which are both manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, artificial sweeteners, rubber chemicals and pharmaceuticals. Ammonia is a feedstock for its alkylamines and the excess over this requirement is marketed as ammonium nitrate prills and solutions, which are primarily used by customers as fertilizers or in other agricultural applications. Methanol is principally used by Air Products as a feedstock in methylamine production and the excess over this requirement is marketed to the methanol market.

         Polyurethane Intermediates - The Company produces dinitrotoluene ("DNT") and toluene diamine ("TDA") for use as intermediates by the Company's customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding and seating in automobiles. Virtually all of the Company's production of DNT and TDA is sold under long-term contracts to a small number of customers.

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

                             EQUIPMENT AND SERVICES

      The equipment business of Air Products designs, manufactures and supplies cryogenic and other process equipment, and includes the Company's power generation business, and its flue gas treatment business. Prior to October 1, 1996, the Company's power generation business, Pure Air(TM) flue gas treatment business, and the landfill gas business were reported under the environmental and energy business segment. The Company divested its landfill gas business in early fiscal 1997.

EQUIPMENT

      Specifically, equipment is manufactured for cryogenic air separation, gas processing, natural gas liquefaction, hydrogen purification, and nitrogen rejection. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the industrial gases segment and for sale in industrial markets which include the Company's international industrial gas affiliates.

      The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $306 million on September 30, 1996, approximately 26% of which relates to natural gas liquefaction, as compared with a total backlog of approximately $198 million on September 30, 1995. It is expected that approximately $213 million of the backlog on September 30, 1996, will be completed during fiscal 1997. Subsequent to September 30, 1996, backlog related to natural gas liquefaction has increased by approximately $109 million, of which $13 million is expected to be completed during fiscal 1997.

POWER GENERATION

      Air Products constructed, operates and has a 50% interest in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; and a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.9% interest, is being constructed in Thailand that will supply electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate.

PURE AIR

      Pure Air markets, develops, designs and builds flue gas treatment systems. Air Products operates and owns a 50% interest in a facility utilizing Mitsubishi Heavy Industries, Ltd. flue gas desulfurization (FGD) technology systems for removing sulfur dioxide from the flue gas of a coal-fired power generation plant in Indiana. Pure Air is working with a Florida utility company to develop a facility utilizing this FGD technology and other air pollution control technologies for treating the flue gas of a power generation plant to be powered by Orimulsion(R) fuel.

      Additional information with respect to the Company's power generation business is included in Notes 9 and 16 to the Consolidated Financial Statements included under Item 8 herein.

                                     GENERAL

AMERICAN REF-FUEL

      The Company's partnerships with Browning-Ferris Industries, Inc., one of the world's largest waste services firms, principally design, construct, own and operate plants to combust solid waste, generate steam and sell the steam or convert the steam to electricity. American Ref-Fuel partnerships, owned equally by subsidiaries of Air Products and Browning-Ferris, own and operate waste-to-energy facilities in Hempstead (Long Island), New York; near Niagara Falls, New York; Essex County, New Jersey; and Southeastern Massachusetts each of which combusts approximately 800,000 to 1,000,000 tons per year of solid waste and generates electricity. A smaller waste-to-energy facility which combusts approximately 250,000 tons per year of solid waste is located in Preston, Connecticut. The Company announced, during fiscal 1996, its intent to divest its interest in American Ref-Fuel.

      Additional information with respect to the Company's interest in American Ref-Fuel is included in Notes 9 and 16 to the Consolidated Financial Statements included under Item 8 herein.

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

         Wholly owned subsidiaries operate in Australia, Brazil, Canada and Mexico and in 12 countries in Europe and 6 countries in Asia. The Company also has less than controlling interests in industrial gas companies in Mexico and in 5 countries in Europe and 7 countries in Asia. Air Products also has a 70% owned subsidiary engaged in the specialty gas and helium business as well as a 62.5% owned subsidiary engaged in the gas membrane business in China, a 58% owned subsidiary engaged principally in cryogenic equipment manufacturing in the Czech Republic, a 51% owned subsidiary engaged in the manufacture and sale of polymer emulsions in Mexico and 50% owned companies in France and South Africa (industrial gases). The Company and a French industrial gas company each have a 25% interest in an Algerian company that owns and operates a helium purification and liquefaction plant which provides helium to Air Products and the French industrial gas company.

      As of November 1, 1996 the Company owned 96.7% of the outstanding shares of the Sociedad Espanola de Carburos Metalicos, S.A., a major industrial gas company in Spain. See Note 17 to the Consolidated Financial Statements included under Item 8 herein.

      Financial information about Air Products' foreign operations and investments is included in Notes 9, 11 and 19 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency" and information on Company exposure to currency fluctuations is included in Note 6 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $497 million, $436 million and $376 million in 1996, 1995 and 1994, respectively. Less than 5% of the total export sales are to affiliated customers.

TECHNOLOGY DEVELOPMENT

      Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester and Basingstoke, England; Utrecht, Netherlands and Norderstedt, near Hamburg, Germany. The Company also works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

      The Company's market-oriented approach to technology development encompasses research and development, and engineering as well as commercial development.

      The amount expended by the Company on research and development during fiscal 1996 was $114 million compared with $103 million and $97 million during fiscal 1995 and 1994, respectively. In addition, the Company estimates approximately $9 million was spent in each of fiscal years 1996, 1995 and 1994 on customer-sponsored research activities relating to the development or improvement of products, services or techniques.

      In the industrial gases and equipment and services segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics, polymer, petroleum, rubber, plastics, food processing and paper industries. Through fundamental research into sieve and polymer materials, advanced process engineering and integrated manufacturing methods, the Company discovers, develops and improves the economics of noncryogenic gas separation technologies. Additionally, technology development for the equipment and services businesses is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in power production, air pollution control and nonhazardous waste disposal systems.

      In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in polymer and performance chemicals. In addition, a major continuing effort supports the development of new and improved manufacturing technology for chemical intermediates and various types of polymers.

      A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center, which conducts exploratory research in areas important to the long-term growth of the Company's core businesses, e.g., gas and fluid separations, polymer science, organic synthesis, and fluorine chemicals.

      As of November 1, 1996, Air Products owned 1,051 United States patents and 1,978 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

RAW MATERIALS AND ENERGY

      The Company manufactures anhydrous ammonia, hydrogen, carbon monoxide, carbon dioxide and methanol principally from natural gas. Such products accounted for approximately 7% of the Company's consolidated sales in fiscal 1996. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer, which supports the polymer business, the Company is heavily dependent on a single supplier, under a long-term contract, which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, polyvinyl alcohol, amines, polyurethane intermediates, specialty additives, polyurethane additives and epoxy additives. Such products accounted for approximately 35% of the Company's consolidated sales in fiscal 1996. Natural gas is an energy source at a number of the Company's facilities.

      The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant industrial gas business of the Company.

      In addition, the Company purchases finished and semifinished materials and chemical intermediates from many suppliers. During fiscal 1996, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

      The amounts charged to earnings on an after-tax basis related to environmental protection totaled $27 million both in 1996 and 1995, and $28 million for 1994. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $28 million in 1997 and $30 million in 1998.

      Although precise amounts are difficult to define, the Company estimates that in fiscal 1996 it spent approximately $11 million on capital projects to control pollution (including expenditures associated with new plants) versus $13 million in 1995. Capital expenditures to control pollution in future years are estimated at $15 million in 1997 and $17 million in 1998. In addition, the Company's joint ventures in power generation and American Ref-Fuel include in the capital costs of their projects the costs of equipment and systems to control pollution. For example, it is estimated that in fiscal 1996 the ventures of the Company in Ref-Fuel and power generation projects spent approximately $73 million on equipment and systems within their existing facilities to control pollution. Additional information with respect to these ventures is included on page 4 of this report.

      The exact amount to be expended by the Company and its Ref-Fuel and power generation business joint ventures on equipment to control pollution will depend upon the timing of the capital projects and timing and content of regulations promulgated by environmental regulatory bodies during the life of any capital investment. Efforts are made to pass these costs through to customers. For example, with respect to most Ref-Fuel ventures, to the extent subsequent law changes require additional environmental equipment to control pollution, the costs generally are passed through to the municipality under long-term waste disposal contracts. To the extent long-term contracts have been entered into for supply of product such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

      It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $18 million to a reasonably possible upper exposure of $45 million. The balance sheet at 30 September 1996 includes an accrual of $32 million and a receivable balance of $1 million relating to third party recoveries. At 30 September 1995, the balance sheet accrual was $35 million, and the receivable balance was $1 million.

      In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA corrective action remediation. The Company estimates costs to implement the anticipated remedial program will range from $26-$33 million. Spending was minimal in fiscal 1996 and is estimated at $5 million for both fiscal 1997 and 1998. Operating and maintenance expenses associated with continuing the remedial program are estimated to be $1 million per year beginning in fiscal 1997 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. The cost estimates have not been reduced by the value of such reimbursement, which the Company believes is probable of realization.

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

      The number of the Company's principal competitors in the chemicals business varies from product to product, and it is not practical to identify such competitors because of the broad range of the Company's chemical products and the markets served, although the Company believes it has a leading or strong market position in most of its chemical products. For amines, the competition is principally from other large chemical companies that also have the ability to provide competitive pricing, reliability of supply, technical service assistance and quality products and services. The possibility of back integration by large customers is the major competitive factor for the sale of polyurethane intermediates. In its other chemical products, the Company competes with a large number of chemical companies, some of which are larger, possess greater financial resources, and are more vertically integrated than the Company. Competition in these products is principally on the basis of price, quality, product performance, reliability of product supply and technical service assistance.

      The Company's equipment and services businesses including power generation compete in all aspects with a great number of firms, some of which have greater financial resources than Air Products. Another important factor in certain export sales is financing provided by governmental entities in the United States and the United Kingdom as compared with financing offered by their counterparts in other countries.

      Competition is based primarily on technological performance, service, technical know-how, price and performance guarantees. Air Products believes that its comprehensive project development capability, operating experience, engineering and financing capabilities and construction management experience will enable it to compete effectively.

INSURANCE

      The Company's policy is to obtain public liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company, for itself and its power generation and flue gas treatment joint venture affiliates for which it assumes turnkey construction or operating responsibility, maintains public liability and property insurance coverage at amounts which management believes are sufficient, after retention, to meet the Company's anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

EMPLOYEES

     On September 30, 1996, the Company (including majority-owned subsidiaries) had approximately 15,200 full-time employees of whom approximately 4,600 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations, which expire on various dates over the next three years, including an agreement for a facility which manufactures helium and hydrogen containers in Pennsylvania that expires in fiscal 1997.
The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

EXECUTIVE OFFICERS OF THE COMPANY

      The Company's executive officers, their respective positions and their respective ages on December 15, 1996 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

           NAME                  AGE                                      OFFICE
          ----                   ---                                      ------

James H. Agger                   60                       Vice President, General Counsel and Secretary
         (D)(E)

Robert E. Gadomski               49                       Executive Vice President--Chemicals
         (D)(E)                                           (became Executive Vice President--Chemicals in 1996; Group
                                                          Vice President--Chemicals Group 1992-1996; Group Vice President--
                                                          Process Systems Group prior thereto)

John P. Jones                    46                       Executive Vice President--Gases and Equipment
         (D)(E)                                           (became Executive Vice President--Gases and Equipment in 1996;
                                                          President --Air Products Europe, Inc. 1993-1996; Group Vice
                                                          President--Process Systems Group 1992-1993; Vice President and
                                                          General Manager--Environmental/Energy Division prior thereto)

Joseph J. Kaminski               57                       Corporate Executive Vice President
         (A)(D)(E)                                        (became Corporate Executive Vice President in 1996; Executive Vice
                                                          President--Gases and Equipment 1993-1996; President --Air Products
                                                          Europe, Inc. prior thereto)

Arnold H. Kaplan                 57                       Vice President--Finance
         (D)(E)                                           (became Vice President--Finance in 1996; Vice President--Energy
                                                          and Materials prior thereto)

Harold A. Wagner                 61                       Chairman of the Board, President and Chief Executive Officer
         (A)(B)(C)(D)(E)                                  (became Chairman of the Board and Chief Executive Officer in 1992;
                                                          President in 1991)

---------------------
(A)   Member, Board of Directors.
(B)   Member, Executive Committee of the Board of Directors.
(C)   Member, Finance Committee of the Board of Directors.
(D)   Member, Management Committee.
(E)   Member, Corporate Executive Committee.

ITEM 2.      PROPERTIES.

      The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England, and Brampton, near Toronto, Canada, and in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong; Singapore and Sao Paulo, Brazil. The management considers the Company's facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 1996.

INDUSTRIAL GASES

      The industrial gases segment has approximately 163 plant facilities in 38 states, the majority of which recover nitrogen, oxygen and argon. The Company has six facilities which produce specialty gases and 26 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 112 sales offices and/or cylinder distribution centers located in 39 states.

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

      Air Products' European plant facilities total 42, and include six plants which recover hydrogen, three plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen and argon. In addition, there are three specialty gas centers. There is a combined total of 87 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Taiwan and the Middle East. Representative offices are located in Beijing and Shanghai in the People's Republic of China.

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

      The chemicals segment has 16 plant facilities, six sales offices and one laboratory in the United States and operates two plants, seven sales/representative offices and two laboratories in Europe, laboratories in Brazil, Hong Kong, and Korea, one plant in Mexico, one plant in Korea, and sales offices in Australia, Brazil, Mexico, Japan, Korea, Singapore and South Africa and sales/representative offices in Hong Kong, and representative offices in Beijing and Shanghai in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate thereunder are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

EQUIPMENT AND SERVICES

      The principal facilities utilized by the equipment and services segment include five plants and three offices in the United States, three plants and three offices in Europe and one office in Japan. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.      LEGAL PROCEEDINGS.

      In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Included in these claims and actions are the following:

     (i) proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA) and similar state environmental laws relating to the designation of certain sites for investigation or remediation. There are presently approximately 55 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. While monetary sanctions have not yet been determined, they may exceed $100,000. On October 16, 1996, the Company and the Kentucky Department for Environmental Protection entered into an Agreed Order to resolve miscellaneous alleged violations of Kentucky's air pollution control regulations including new source review and other permitting, record-keeping and leak detection requirements alleged in a July 14, 1995 Notice of Violation which had been previously disclosed in the Company's 1995 Form 10-K. The Company agreed to pay a civil penalty of $84,000 and perform a supplemental environmental project. Additional information on the Company's environmental exposure is included under Environmental Controls on pages 6 and 7 of this report.

    (ii) On May 2, 1995, and April 1, 1996, two related actions were initiated in the Federal District Court in the Western District of Pennsylvania by the Company and its project companies, Washington Power
         (I), Inc. and Washington Power Company, L.P., against Allegheny Power Systems, Inc. and its affiliates, Allegheny Power Service Corporation and West Penn Power Company [Washington Power (I), Inc., et al. vs. Allegheny Power Systems, Inc., et al., C.A. No. 95-0658 and Air Products and Chemicals, Inc., et al. vs. Allegheny Power Systems, Inc., et al., C.A. No. 96-0598.] The consolidated lawsuits seek recovery of lost profits, including treble and punitive damages arising out of defendants' repudiation of a long-term contract to buy electricity from Washington Power. Defendants' actions are alleged to have been improper exercises of monopoly power in violation of the Sherman Act justifying an award of treble damages, together with restraint of trade, intentional interference with contract, and wrongful use of civil proceedings justifying an award of punitive damages. The parties are engaged in ongoing discovery, with no firm trial date having been set by the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      Market and dividend information for the Company's Common Stock appears under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1996 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding.

      As of November 29, 1996, there were 11,302 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1996 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The textual information appearing under "Management's Discussion and Analysis" on pages 2 through 8 of the 1996 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS.

      The consolidated financial statements and the related notes thereto together with the report thereon of Arthur Andersen LLP dated 1 November 1996, appearing on pages 9 through 31 of the 1996 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The biographical information relating to the Company's directors contained on pages 2 through 6 of the Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION.

      The information under "Other Relationships and Transactions", "Remuneration of Directors", "Report of the Management Development and Compensation Committee", "Compensation and Option Tables", "Stock Performance Information", "Pension Plans", and "Certain Agreements with Executive Officers" appearing on pages 7 through 18 of the Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required for this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" contained on pages 19 through 22 of the Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information under "Other Relationships and Transactions" appearing on page 7 of the Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Report:

            1. The 1996 Financial Review Section of the Company's 1996 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

     (PAGE REFERENCES TO 1996 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT)

      Management's Discussion and Analysis.....................................................................    2
      Report of Independent Public Accountants.................................................................    9
      Consolidated Income for the three years ended 30 September 1996..........................................   10
      Consolidated Balance Sheets at 30 September 1996 and 1995................................................   11
      Consolidated Cash Flows for the three years ended 30 September 1996......................................   12
      Consolidated Shareholders' Equity for the three years ended 30 September 1996............................   13
      Notes to Consolidated Financial Statements...............................................................   14
      Business Segment and Geographic Information..............................................................   29
      Eleven-Year Summary of Selected Financial Data...........................................................   32

            2. The following additional information should be read in conjunction with the financial statements in the Company's 1996 Financial Review Section of the Annual Report to Shareholders:

                        (PAGE REFERENCES TO THIS REPORT)

      Report of Independent Public Accountants on Schedule.....................................................   17
      Consent of Independent Public Accountants................................................................   17

            Consolidated Schedules for the years ended 30 September 1996, 1995 and 1994 as follows:

     SCHEDULE
      NUMBER
      ------
      VIII       Valuation and Qualifying Accounts.............................................................   18

            All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

           3. Exhibits.

EXHIBIT NO.       DESCRIPTION

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

3.3               Amendment to the Restated Certificate of Incorporation of the Company dated January 25, 1996.

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

10.2(c)           1997 Long-Term Incentive Plan of the Company effective October 1, 1996.

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

10.4(a)           Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit
                  10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(b)           Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit
                  10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(c)           Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995.


EXHIBIT NO.       DESCRIPTION

10.4(d)           Amended and Restated Trust Agreement by and between the Company and Provident National Bank dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.4(e)           Amendment to the Amended and Restated Trust Agreement by and between the Company and  PNC Bank, N.A.
                  dated May 1, 1995. (Filed as Exhibit 10.4(g) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.5              Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the
                  Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.5(a)           Trust Agreement by and between the Company and Provident National Bank dated as of October 31, 1989.
                  (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30,
                  1989.)*

10.5(b)           Amendment to the Trust Agreement by and between the Company and  PNC Bank, N.A. (previously Provident
                  National Bank) relating to the Supplementary Pension Plan and Supplementary Savings Plan dated May 1,
                  1995. (Filed as Exhibit 10.5(b) to the Company's Form 10-K Report for the fiscal year ended September
                  30, 1995.)*

10.6(a)           Amended and Restated Deferred Compensation Plan for Directors of the Company, effective November 21,
                  1996.

10.6(b)           Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as Exhibit 10.6(b) to the Company's Form 10-K
                  Report for the fiscal year ended September 30, 1993.)*

10.7              Agreements with executives.

10.7(a)           Form of Employment Agreement dated July 30, 1987, which the Company has with each of its executive officers. (Filed as Exhibit 10.7(a) to the Company's Form 10-K Report for the fiscal year ended
                  September 30, 1987.)*

10.8              Employee Severance Plans.

10.8(a)           Air Products and Chemicals, Inc. Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

10.8(b)           Air Products and Chemicals, Inc. Change of Control Severance Plan effective March 15, 1990. (Filed as
                  Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

(11)              Earnings per share.

(12)              Computation of Ratios of Earnings to Fixed Charges.

(13)              1996 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September
                  30, 1996, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

(21)              Subsidiaries of the registrant.

(24)              Power of Attorney.

(27)              Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(27)(b)           Reports on Form 8-K filed during the quarter ended September 30, 1996.

                  Current Reports on Form 8-K dated July 23, 1996, October 23, 1996, and October 25, 1996, were filed in which Item 5 of such Form was reported.

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

Dated: December 12, 1996
                                                AIR PRODUCTS AND CHEMICALS, INC.
                                                       (Registrant)

                                                By: /s/ Arnold H. Kaplan
                                                    ----------------------------
                                                       Arnold H. Kaplan,
                                                    Vice President -- Finance
                                                  Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                             TITLE                             DATE
               ---------                             -----                             ----

 /s/ Harold A. Wagner               Director, Chairman of the Board and         December 12, 1996
-----------------------             President (Principal Executive Officer)
  (Harold A. Wagner)


/s/ Paul E. Huck                    Vice President and Corporate Controller     December 12, 1996
-----------------------            (Principal Accounting Officer)
   (Paul E. Huck)


          *                         Director                                    December 12, 1996
-----------------------
   (Dexter F. Baker)


          *                         Director                                    December 12, 1996
-----------------------
   (Tom H. Barrett)


          *                         Director                                    December 12, 1996
-----------------------
   (L. Paul Bremer)


          *                         Director                                    December 12, 1996
-----------------------
    (Robert Cizik)


          *                         Director                                    December 12, 1996
-----------------------
    (Ruth M. Davis)


          *                         Director                                    December 12, 1996
-------------------------
  (Joseph J. Kaminski)

                                       15

       SIGNATURE                       TITLE                             DATE
       ---------                       -----                             ----

           *                          Director                      December 12, 1996
-------------------------
  (Terry R. Lautenbach)

           *                          Director                      December 12, 1996
-------------------------
(Rudolphus F. M. Lubbers)

           *                          Director                      December 12, 1996
-------------------------
      (Judith Rodin)

           *                          Director                      December 12, 1996
-------------------------
      (Takeo Shiina)

           *                          Director                      December 12, 1996
-------------------------
   (Lawrason D. Thomas)


*James H. Agger, Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.

                                                         /s/ James H. Agger
                                                        ------------------------
                                                             James H. Agger
                                                            Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To: Air Products and Chemicals, Inc.

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated 1 November 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
1 November 1996

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To: Air Products and Chemicals, Inc.

      As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-02461, 33-2068, 33-57017, 33-57023 and 33-65117).


                                                         ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
9 December 1996

                                                                   SCHEDULE VIII
                                                                    CONSOLIDATED

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED 30 SEPTEMBER 1996, 1995 AND 1994




---------------------------------------------------------------------------------------------------------------------
             COLUMN A                       COLUMN B          COLUMN C                    COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                                                         OTHER CHANGES
                                                               ADDITIONS               INCREASE (DECREASE)
                                                       ------------------------    ------------------------
                                          BALANCE AT                   CHARGED     CUMULATIVE                  BALANCE
                                          BEGINNING    CHARGED TO     TO OTHER     TRANSLATION                AT END OF
           CLASSIFICATION                 OF PERIOD      EXPENSE     ACCOUNTS(1)   ADJUSTMENTS     OTHER(2)     PERIOD
----------------------------------------------------------------------------------------------------------------------
                                                                    (IN MILLIONS OF DOLLARS)
Amounts deducted in the consoli-
dated balance sheet from the
asset to which it applies:

YEAR ENDED 30 SEPTEMBER 1996
   Allowance for doubtful accounts            $ 14         $ 5          $ 1          $   --        $  (7)       $ 13
                                              ====         ===          ====         ======        =====        ====

YEAR ENDED 30 SEPTEMBER 1995
   Allowance for doubtful accounts            $ 13         $ 8          $ (1)        $   --        $  (6)       $ 14
                                              ====         ===          ====         ======        =====        ====

YEAR ENDED 30 SEPTEMBER 1994
   Allowance for doubtful accounts            $ 12         $ 7          $ --         $   --        $  (6)       $ 13
                                              ====         ===          ====         ======        =====        ====


NOTES:
      (1) Includes collections on accounts previously written off and additions applicable to businesses acquired.
      (2)   Primarily includes write-offs of uncollectible accounts.

                               EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION

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

3.3               Amendment to the Restated Certificate of Incorporation of the Company dated January 25, 1996.

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

10.2(c)           1997 Long-Term Incentive Plan of the Company effective October 1, 1996.

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

10.4(a)           Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit
                  10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(b)           Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit
                  10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(c)           Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995.

10.4(d)           Amended and Restated Trust Agreement by and between the Company and Provident National Bank dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.4(e)           Amendment to the Amended and Restated Trust Agreement by and between the Company and  PNC Bank, N.A.
                  dated May 1, 1995. (Filed as Exhibit 10.4(g) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.5              Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the
                  Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

                                       EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION

10.5(a)           Trust Agreement by and between the Company and Provident National Bank dated as of October 31, 1989.
                  (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30,
                  1989.)*

10.5(b)           Amendment to the Trust Agreement by and between the Company and  PNC Bank, N.A. (previously Provident
                  National Bank) relating to the Supplementary Pension Plan and Supplementary Savings Plan dated May 1,
                  1995. (Filed as Exhibit 10.5(b) to the Company's Form 10-K Report for the fiscal year ended September
                  30, 1995.)*

10.6(a)           Amended and Restated Deferred Compensation Plan for Directors of the Company, effective November 21,
                  1996.

10.6(b)           Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as Exhibit 10.6(b) to the Company's Form 10-K
                  Report for the fiscal year ended September 30, 1993.)*

10.7              Agreements with executives.

10.7(a)           Form of Employment Agreement dated July 30, 1987, which the Company has with each of its executive officers. (Filed as Exhibit 10.7(a) to the Company's Form 10-K Report for the fiscal year ended
                  September 30, 1987.)*

10.8              Employee Severance Plans.

10.8(a)           Air Products and Chemicals, Inc. Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

10.8(b)           Air Products and Chemicals, Inc. Change of Control Severance Plan effective March 15, 1990. (Filed as
                  Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

(11)              Earnings per share.

(12)              Computation of Ratios of Earnings to Fixed Charges.

(13)              1996 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September
                  30, 1996, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

(21)              Subsidiaries of the registrant.

(24)              Power of Attorney.

(27)              Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(27)(b)           Reports on Form 8-K filed during the quarter ended September 30, 1996.

                  Current Reports on Form 8-K dated July 23, 1996, October 23, 1996, and October 25, 1996, were filed in which Item 5 of such Form was reported.

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.