Form 10-Q
period 1996-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1997-02-12
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended 31 December 1996

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

         Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /x/   No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at 7 February 1997
--------------------------                    ---------------------------------
Common Stock, $1 par value                              120,026,911

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 December 1996 and 30 September 1996 .....................................................................    3

    Consolidated Income -
       Three Months Ended 31 December 1996 and 1995 ...............................................................    4

    Consolidated Cash Flows -
       Three Months Ended 31 December 1996 and 1995 ...............................................................    5

    Notes to Consolidated Financial Statements ....................................................................    6

    Management's Discussion and Analysis ..........................................................................    7

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K .....................................................................   11

    Signatures ....................................................................................................   12

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

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)

                                                            31 December   30 September
                                  ASSETS                        1996          1996
                                  ------                    -----------   ------------
CURRENT ASSETS
Cash and cash items                                          $  160.7      $   78.7
Trade receivables, less allowances for doubtful accounts        817.1         670.0
Inventories                                                     405.4         371.1
Contracts in progress, less progress billings                   152.0         115.2
Other current assets                                            185.0         139.7
                                                             --------      --------
TOTAL CURRENT ASSETS                                          1,720.2       1,374.7
                                                             --------      --------
INVESTMENTS                                                     624.6         833.6
                                                             --------      --------
PLANT AND EQUIPMENT, at cost                                  8,577.7       8,102.6
  Less - Accumulated depreciation                             4,186.4       4,144.1
                                                             --------      --------
PLANT AND EQUIPMENT, net                                      4,391.3       3,958.5
                                                             --------      --------
GOODWILL                                                        285.8          83.5
                                                             --------      --------
OTHER NONCURRENT ASSETS                                         294.7         272.1
                                                             --------      --------
TOTAL ASSETS                                                 $7,316.6      $6,522.4
                                                             ========      ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES

Payables, trade and other                                    $  637.8      $  526.4
Accrued liabilities                                             246.4         241.1
Accrued income taxes                                             64.5          39.7
Short-term borrowings                                           566.3         423.2
Current portion of long-term debt                                73.7          33.1
                                                             --------      --------
TOTAL CURRENT LIABILITIES                                     1,588.7       1,263.5
                                                             --------      --------
LONG-TERM DEBT                                                2,101.9       1,738.6
                                                             --------      --------
DEFERRED INCOME AND OTHER NONCURRENT
  LIABILITIES                                                   404.2         363.5
                                                             --------      --------
DEFERRED INCOME TAXES                                           643.0         582.2
                                                             --------      --------
TOTAL LIABILITIES                                             4,737.8       3,947.8
                                                             --------      --------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                            124.7         124.7
Capital in excess of par value                                  457.5         461.2
Retained earnings                                             2,756.9       2,687.2
Unrealized gain on investments                                   29.8          40.4
Cumulative translation adjustments                              (69.8)        (70.2)
Treasury stock, at cost                                        (262.8)       (211.2)
Shares in trust                                                (457.5)       (457.5)
                                                             --------      --------
TOTAL SHAREHOLDERS' EQUITY                                    2,578.8       2,574.6
                                                             --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $7,316.6      $6,522.4
                                                             ========      ========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME


(Millions of dollars, except per share)

                                               Three Months Ended
                                                   31 December
                                             -----------------------
                                                1996          1995
                                                ----          ----
SALES AND OTHER INCOME
Sales                                        $ 1,120.9     $   947.5
Other income, net                                  9.4           3.8
                                             ---------     ---------
                                               1,130.3         951.3
                                             ---------     ---------
COSTS AND EXPENSES
Cost of sales                                    692.7         559.4
Selling, distribution and administrative         241.5         220.1
Research and development                          26.7          27.6
                                             ---------     ---------
OPERATING INCOME                                 169.4         144.2
Income from equity affiliates, net of
   related expenses                               18.7          15.8
Interest expense                                  39.9          28.7
                                             ---------     ---------
INCOME BEFORE TAXES                              148.2         131.3
Income taxes                                      48.3          42.3
                                             ---------     ---------
NET INCOME                                   $    99.9     $    89.0
                                             =========     =========
MONTHLY AVERAGE OF COMMON
   SHARES OUTSTANDING (in millions)              110.3         111.8
                                             ---------     ---------
EARNINGS PER COMMON SHARE                    $     .91     $     .80
                                             =========     =========
DIVIDENDS DECLARED PER COMMON
   SHARE - Cash                              $     .28     $     .26
                                             =========     =========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
(Millions of dollars)

                                                                                   Three Months Ended
                                                                                      31 December
                                                                              ---------------------------
                                                                               1996                 1995
                                                                              ------               ------
OPERATING ACTIVITIES
Net Income                                                                    $ 99.9              $ 89.0
   Adjustments to reconcile income to cash provided by
     operating activities:
         Depreciation                                                          108.1                99.4
         Deferred income taxes                                                  15.1                22.0
         Impairment loss                                                         9.3                --
         Other                                                                   4.6                  .9
         Working capital changes that provided (used) cash, net of effects of acquisitions:
           Trade receivables                                                   (50.8)               (6.5)
           Other receivables                                                    50.9                 (.5)
           Inventories and contracts in progress                               (54.0)              (25.3)
           Payables, trade and other                                            82.1               (32.4)
           Accrued liabilities                                                 (53.1)              (24.8)
           Other                                                                17.0                 3.9
                                                                              ------              ------
CASH PROVIDED BY OPERATING ACTIVITIES                                          229.1               125.7
                                                                              ------              ------
INVESTING ACTIVITIES
Additions to plant and equipment*                                             (303.0)             (184.1)
Acquisitions, less cash acquired**                                            (292.2)               --
Investment in and advances to unconsolidated affiliates                        (20.1)             (126.4)
Proceeds from sale of assets and investments                                    36.4                24.2
Other                                                                            4.6                 (.2)
                                                                              ------              ------
CASH USED FOR INVESTING ACTIVITIES                                            (574.3)             (286.5)
                                                                              ------              ------
FINANCING ACTIVITIES
Long-term debt proceeds*                                                       325.5               125.2
Payments on long-term debt                                                      (2.9)               (8.3)
Net increase in commercial paper                                               193.0                64.4
Net increase in other short-term borrowings                                      6.1                 8.8
Dividends paid to shareholders                                                 (30.2)              (29.1)
Purchase of Treasury Stock                                                     (75.0)               --
Other                                                                            9.6                 7.6
                                                                              ------              ------
CASH PROVIDED BY FINANCING ACTIVITIES                                          426.1               168.6
                                                                              ------              ------
Effect of Exchange Rate Changes on Cash                                          1.1                 (.3)
                                                                              ------              ------
Increase in Cash and Cash Items                                                 82.0                 7.5
Cash and Cash Items - Beginning of Year                                         78.7                87.5
                                                                              ------              ------
Cash and Cash Items - End of Period                                           $160.7              $ 95.0
                                                                              ======              ======

 *Excludes capital leases of $1.0 million and $.8 million for the three months ended 31 December 1996 and 1995.
**Excludes debt of $1.1 million to former shareholders of company acquired in fiscal 1997.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company completed the sale of the landfill gas recovery business, GSF Energy Inc., during the three months ended 31 December 1996. A gain of $9.5 million ($5.9 million after tax, or $.05 per share) was recorded. Sales of the landfill gas business were $20.3 million in fiscal year 1996 with an operating loss of $3.0 million and net income of $4.0 million, including the net income benefit from nonconventional fuel tax credits. The gain on sale is included in the other income line of the income statement.

During the three months ended 31 December 1996, an impairment loss of $9.3 million ($6.0 million after tax, or $.05 per share) was recorded in the chemicals segment. The write-down was related to production assets and the related goodwill in the polyurethane release agents product line. The impairment loss is calculated based on an offer to purchase these assets and is included in the other income line of the income statement.

On 22 October 1996, the Company obtained control of Carburos Metalicos S.A. (Carburos). The company now owns 96.7% of the outstanding shares in Carburos. The acquisition of the additional 70.8% ownership was completed through a series of planned tender offers over a three year period at a total cost of $408.4 million. The acquisition was funded through the issuance of U.S. dollar debt effectively converted to Spanish Peseta liabilities through the use of interest rate and currency swap contracts and foreign exchange contracts.

Carburos is a leading supplier of industrial gases in Spain. This transaction was accounted for as a step acquisition purchase and the results for the three months ended 31 December 1996 contained approximately six weeks of consolidated operating results for Carburos. Previously, the Company accounted for its investment using the equity method. The Company has recorded a total of $212.2 million as cumulative goodwill, which will be amortized on a straight-line basis over forty years.

The following table shows unaudited pro forma consolidated financial information for the three months ended 31 December 1996 and 1995 and the fiscal year ended 30 September 1996. This information reflects the acquisition as if it had occurred on 1 October 1995 and includes adjustments for asset valuation depreciation expense, goodwill amortization, and interest expense from acquisition debt. This information is not necessarily indicative of future consolidated results or what actual results would have been had the acquisition occurred during the periods presented.

PRO FORMA INFORMATION (Unaudited)

(Millions of dollars, except per share)
--------------------------------------------------------------------------------
                         Three Months Ended   Twelve Months Ended
                            31 December          30 September
                         1996          1995          1996
--------------------------------------------------------------------------------
Sales                  $ 1,165.8     $ 1,025.0     $ 4,309.7

Net Income             $   100.9     $    92.9     $   423.1

Earnings Per Share     $     .91     $     .83     $    3.79
--------------------------------------------------------------------------------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             FIRST QUARTER FISCAL 1997 VS. FIRST QUARTER FISCAL 1996
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first quarter of fiscal 1997 of $1,120.9 million were 18% higher than in the same quarter of last year while operating income was up $25.2 million, or 17%, to $169.4 million. Profits of equity affiliates increased $2.9 million to $18.7 million for the three months ended 31 December 1996. Net income was $99.9 million, or $.91 per share, compared to net income of $89.0 million, or $.80 per share, in the year-ago quarter.

The earnings for the quarter included two special items. During the three months ended 31 December 1996, the Company recorded a gain of $9.5 million ($5.9 million after tax, or $.05 per share) on the sale of the landfill gas recovery business. The results of the first quarter also included an impairment loss of $9.3 million ($6.0 million after tax or $.05 per share).

Sales and operating income increased due primarily to volume gains in both domestic tonnage gases and the chemicals segment coupled with the Carburos acquisition. Equipment and services contributed to the sales growth through the initial booking of several large projects. Operating income also increased from margin improvement in domestic merchant gases and favorable foreign exchange impacts in the corporate segment. Income from equity affiliates increased due mainly to favorable foreign exchange impacts and tax adjustments.

SEGMENT ANALYSIS

The segment results for the three months ended 31 December 1995 have been restated. The business to be divested (American Ref-Fuel) and the landfill gas recovery business sold in November 1996 are included in the corporate and other segment, while the continuing businesses from the environmental and energy segment (power generation and Pure Air(TM)), are now included in the equipment and services segment.

INDUSTRIAL GASES - Sales of $614.5 million in the first quarter of fiscal 1997 were up 12% while operating income increased 14% to $118.3 million. On 22 October 1996, the Company obtained control of Carburos. The results for the three months ended 31 December 1996 contained approximately six weeks of consolidated operating results for Carburos. Previously, the Company accounted for its investment using the equity method. This completed acquisition provided sales growth of $35.3 million and approximately half of the operating profit improvement. Additional factors driving the growth were strong volume gains in domestic tonnage gases and lower production and distribution costs in domestic merchant gases. Excluding Carburos, European results were lower due to competitive pressures in Northern Europe and planned maintenance outages at two major tonnage facilities. Unfavorable European currency effects decreased both sales and operating income by 1%.

Equity affiliates' income for the first quarter of fiscal 1997 was $12.0 million compared to $9.2 million in the prior year. The increase of $2.8 million was due primarily to favorable foreign exchange effects and tax adjustments.

CHEMICALS- Sales in the first quarter of 1997 of $346.2 million increased $36.5 million while operating income decreased $3.6 million to $44.5 million. The 12% sales increase resulted from strong volume growth in most product lines, especially polyurethane intermediates. The prior year period was impacted by an extended customer outage. The results for the first quarter of 1997 included an impairment loss of $9.3 million related to production assets and the related goodwill in the polyurethane release agents product line. Excluding this writedown, operating income increased 12% or $5.7 million. Operating income increased mainly on the volume gains in polyurethane intermediates.

EQUIPMENT AND SERVICES - Sales of $159.0 million increased $77.1 million from the year-ago quarter while operating income was up $1.0 million to $5.6 million. This year's results included the initial sales booking for several large projects being sold to unconsolidated affiliates. Sales backlog for the equipment product line continues to grow at $431.3 million at 31 December 1996. This high quality backlog compares to $305.7 million at 30 September 1996 and $266.4 million at 31 December 1995.

Equity affiliates' income for the first quarter of fiscal 1997 increased $1.5 million to $3.5 million. The improved results reflect improved operating performance at the power generation facilities.

CORPORATE AND OTHER - Sales in the first quarter of 1997 of $1.2 million decreased from $5.0 million due to the sale of the landfill gas recovery business. Operating income was up $13.2 million to income of $1.0 million. The results for the first quarter included a gain of $9.5 million related to the sale of the landfill gas recovery business, GSF Energy Inc. Excluding this gain, operating income was up $3.7 million due to favorable foreign exchange impacts.

Equity affiliates' income for the first quarter of fiscal 1997 decreased $1.7 million to $3.1 million.

INTEREST

Interest expense was $39.9 million compared to $28.7 million in the first quarter of fiscal 1996. The increase in expense was due primarily to a higher level of debt outstanding due to the share repurchase program and the capital investment program which included the Carburos acquisition.

INCOME TAXES

The effective tax rate on income was 32.6% for the quarter ended 31 December 1996 compared with 32.2% for the same quarter in fiscal 1996. The slight increase in the effective tax rate was due to the Company no longer receiving nonconventional fuel tax credits due to the sale of the landfill gas recovery business.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1997 totaled $617.4 million compared to $311.3 million in the corresponding period of the prior year. Additions to plant and equipment increased from $184.1 million during the first three months of fiscal 1996 to $303.0 million during the current period primarily in support of growth in the worldwide industrial gas business. Investments in unconsolidated affiliates were $20.1 million during the first three months of fiscal 1997 versus $126.4 million last year. Prior year numbers included the acquisition of an additional 21.5% of the outstanding shares of Carburos at a cost of $120.0 million. On 22 October 1996, the company obtained control of Carburos through the acquisition of an additional 49.1% shares at a cost of $288.4 million. Including this acquisition, capital expenditures are expected to be approximately $1.3 billion in fiscal 1997. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first three months of fiscal 1997 ($229.1 million) combined with cash provided by debt financing ($524.6 million), and proceeds from the sale of assets and investments ($36.4 million) were used largely for capital expenditures ($617.4 million), purchase of the Company's common stock for treasury ($75.0 million), and cash dividends ($30.2 million). Cash and cash items increased $82.0 million from $78.7 million at the beginning of the fiscal year to $160.7 million at 31 December 1996. The net increase in commercial paper outstanding was $193.0 million.

Total debt at 31 December 1996 and 30 September 1996, expressed as a percentage of the sum of total debt and shareholders' equity, was 52% and 46%, respectively. Total debt increased from $2,194.9 million at 30 September 1996 to $2,741.9 million at 31 December 1996. During the first quarter of fiscal 1997, the Company issued $231 million in debt securities with maturities ranging from three to seven years and fixed coupon rates of 6.01% to 6.86% or variable rates tied to LIBOR. Additionally, $53.0 million of 7.03%, nine year U.S. dollar debt was issued by a foreign subsidiary. The Carburos acquisition was financed primarily through the issuance of U.S. dollar debt effectively converted to Spanish Peseta liabilities through the use of interest rate and currency swap contracts and foreign exchange contracts.

There was $563.0 million of commercial paper outstanding at 31 December 1996. The Company's revolving credit commitments amounted to $600.0 million at 31 December 1996 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $15.8 million are maintained by the Company's foreign subsidiaries, of which $2.4 million was utilized at 31 December 1996.

At 31 December 1996, the Company had an unutilized shelf registration for $408.0 million of debt securities. Subsequent to 31 December 1996, the Company issued $100.0 million in notes due in 2009, with a one-time put option exercisable by the investor after two years. The coupon rate on this note is indexed to LIBOR for the first two years.

The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company enters into agreements to both effectively convert variable-rate debt to fixed-rate debt and to effectively convert fixed-rate debt to variable-rate debt which is indexed principally to LIBOR rates. The Company has also entered into interest rate swap contracts to effectively convert the stated variable rates to interest rates based on LIBOR. The fair value gain
(loss) on the variable to variable swaps is equally offset by a fair value loss
(gain) on the related debt agreement.

The notional principal and fair value of interest rate swap agreements at 31 December 1996 and 30 September 1996 were as follows:

(Millions of dollars)

                                       31 December 1996                    30 September 1996
                               -----------------------------      ------------------------------------
                                Notional         Fair Value        Notional              Fair Value
                                 Amount         Gain (Loss)         Amount               Gain (Loss)
                               -----------------------------      ------------------------------------
Fixed to Variable                $279.1            $ 6.6            $243.5                 $  1.3
Variable to Fixed                  57.5              (.2)             54.0                    (.5)
Variable to Variable               60.0             50.2              60.0                   27.9
                               -----------------------------      ------------------------------------
            Total                $396.6            $56.6            $357.5                 $ 28.7
                               =============================      ====================================


The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 December 1996 was $273.6 million. The fair value of the agreements was a loss of $17.5 million, of which a $12.5 million gain related to the currency component was recognized in the financial statements. The remaining $30.0 million loss was related to the interest component (reflecting that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements) and has not been recognized in the financial statements. As of 30 September 1996 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $273.6 million and a loss of $15.5 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1996 is $2,330.7 million compared to a book value of $2,175.6 million.

During the first quarter of fiscal 1997, 1.1 million shares of the Company's outstanding common stock were repurchased at a cost of $75.0 million. The remainder of the program will be paced by the disposition of American Ref-Fuel and ongoing capital investment requirements.

                           PART II. OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

       (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

       (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

       (b) Current Reports on Form 8-K dated 23 October 1996 and 25 October 1996 were filed by the registrant during the quarter ended 31 December 1996 in which Item 5 of such form was reported.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Air Products and Chemicals, Inc.
                                                 (Registrant)



Date: February 12, 1997                By:      /s/ A. H. Kaplan
                                          ---------------------------------
                                                A. H. Kaplan
                                                Vice President - Finance
                                                (Chief Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          -----------------------------



                                    EXHIBITS


                                       To


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended 31 December 1996


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