Form 10-Q
period 1997-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1997-05-13
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 March 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

                         Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       23-1274455
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

           7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501

               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at 7 May 1997
--------------------------                         ---------------------------
Common Stock, $1 par value                                  119,680,708

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 March 1997 and 30 September 1996 ........................................................................    3

    Consolidated Income -
       Three Months and Six Months Ended 31 March 1997 and 1996 ...................................................    4

    Consolidated Cash Flows -
       Six Months Ended 31 March 1997 and 1996 ....................................................................    5

    Notes to Consolidated Financial Statements ....................................................................    6

    Management's Discussion and Analysis ..........................................................................    7

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders ..................................................   15

    Item 6.  Exhibits and Reports on Form 8-K .....................................................................   16

    Signatures ....................................................................................................   17

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarter ended 31 December 1996.

Results of operations for any three or six month periods are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)
                                                               31 March    30 September
                                     ASSETS                      1997          1996
                                     ------                  -----------    -----------
CURRENT ASSETS
Cash and cash items                                            $  111.8      $   78.7
   Trade receivables, less allowances for doubtful
     accounts                                                     814.0         670.0
   Inventories                                                    398.0         371.1
   Contracts in progress, less progress billings                  167.5         115.2
   Other current assets                                           173.1         139.7
                                                               --------      --------
   TOTAL CURRENT ASSETS                                         1,664.4       1,374.7
                                                               --------      --------
   INVESTMENTS                                                    596.8         833.6
                                                               --------      --------
   PLANT AND EQUIPMENT, at cost                                 8,537.3       8,102.6
     Less - Accumulated depreciation                            4,167.8       4,144.1
                                                               --------      --------
   PLANT AND EQUIPMENT, net                                     4,369.5       3,958.5
                                                               --------      --------
   GOODWILL                                                       265.8          83.5
                                                               --------      --------
   OTHER NONCURRENT ASSETS                                        317.9         272.1
                                                               --------      --------
   TOTAL ASSETS                                                $7,214.4      $6,522.4
                                                               ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
   Payables, trade and other                                   $  607.4      $  526.4
   Accrued liabilities                                            275.4         241.1
   Accrued income taxes                                            50.7          39.7
   Short-term borrowings                                          395.5         423.2
   Current portion of long-term debt                               57.3          33.1
                                                               --------      --------
   TOTAL CURRENT LIABILITIES                                    1,386.3       1,263.5
                                                               --------      --------
   LONG-TERM DEBT                                               2,211.6       1,738.6
                                                               --------      --------
   DEFERRED INCOME AND OTHER NONCURRENT
   LIABILITIES                                                    403.7         363.5
                                                               --------      --------
   DEFERRED INCOME TAXES                                          655.2         582.2
                                                               --------      --------
   TOTAL LIABILITIES                                            4,656.8       3,947.8
                                                               --------      --------
   SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share                           124.7         124.7
   Capital in excess of par value                                 454.6         461.2
   Retained earnings                                            2,832.5       2,687.2
   Unrealized gain on investments                                  15.6          40.4
   Cumulative translation adjustments                            (142.3)        (70.2)
   Treasury stock, at cost                                       (275.4)       (211.2)
   Shares in trust                                               (452.1)       (457.5)
                                                               --------      --------
   TOTAL SHAREHOLDERS' EQUITY                                   2,557.6       2,574.6
                                                               --------      --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $7,214.4      $6,522.4
                                                               ========      ========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME

(Millions of dollars, except per share)
                                              Three Months Ended           Six Months Ended
                                                  31 March                     31 March
                                          -------------------------    -------------------------
                                             1997           1996          1997          1996
                                          ----------     ----------    ----------    ----------
SALES AND OTHER INCOME
Sales                                     $  1,153.1     $  1,012.5    $  2,274.0    $  1,960.0
Other income, net                               10.4            4.1          19.8           7.9
                                          ----------     ----------    ----------    ----------
                                             1,163.5        1,016.6       2,293.8       1,967.9
                                          ----------     ----------    ----------    ----------
COSTS AND EXPENSES
Cost of sales                                  686.3          609.7       1,379.0       1,169.1
Selling, distribution, and
   administrative                              264.7          230.8         506.2         450.9
Research and development                        28.5           28.1          55.2          55.7
                                          ----------     ----------    ----------    ----------
OPERATING INCOME                               184.0          148.0         353.4         292.2
Income from equity affiliates, net of
   related expenses                             13.5           18.0          32.2          33.8
Gain on settlement of leveraged
   interest rate swaps                          --             66.8          --            66.8
Interest expense                                42.5           31.2          82.4          59.9
                                          ----------     ----------    ----------    ----------
INCOME BEFORE TAXES                            155.0          201.6         303.2         332.9
Income taxes                                    49.0           66.3          97.3         108.6
                                          ----------     ----------    ----------    ----------
NET INCOME                                $    106.0     $    135.3    $    205.9    $    224.3
                                          ==========     ==========    ==========    ==========
MONTHLY AVERAGE OF COMMON
   SHARES OUTSTANDING                           --             --           110.2         111.8
                                          ----------     ----------    ----------    ----------
EARNINGS PER COMMON SHARE                 $      .96     $     1.21    $     1.87    $     2.01
                                          ==========     ==========    ==========    ==========
DIVIDENDS DECLARED PER
   COMMON SHARE - Cash                    $     .275     $      .26    $      .55    $      .52
                                          ----------     ----------    ----------    ----------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

(Millions of dollars)
                                                                                  Six Months Ended
                                                                                     31 March
                                                                                  1997        1996
                                                                               ---------    ---------
OPERATING ACTIVITIES
Net Income                                                                       $205.9      $224.3
   Adjustments to reconcile income to cash provided by operating activities:
         Depreciation                                                             223.5       199.7
         Deferred income taxes                                                     31.3        33.8
         Impairment loss                                                            9.3        --
         Gain on sale of assets and investments                                   (22.5)        (.8)
         Termination of liabilities for leveraged interest rate swaps              --         (61.7)
         Other                                                                     (5.8)       --
     Working capital changes that provided (used) cash, net
           of effects of acquisitions:
           Trade receivables                                                      (71.1)      (30.3)
           Other receivables                                                       72.7       (11.2)
           Inventories and contracts in progress                                  (69.8)      (41.5)
           Payables, trade and other                                               65.6       (25.6)
           Accrued income taxes                                                    21.0        41.2
           Other                                                                  (19.9)        (.7)
                                                                                 ------      ------
CASH PROVIDED BY OPERATING ACTIVITIES                                             440.2       327.2
                                                                                 ------      ------
INVESTING ACTIVITIES
Additions to plant and equipment*                                                (488.9)     (444.3)
Acquisitions, less cash acquired**                                               (292.2)       (4.4)
Investment in and advances to unconsolidated affiliates                           (24.3)     (134.2)
Proceeds from sale of assets and investments                                       82.7        38.3
Other                                                                               4.1        (6.3)
                                                                                 ------      ------
CASH USED FOR INVESTING ACTIVITIES                                               (718.6)     (550.9)
                                                                                 ------      ------
FINANCING ACTIVITIES
Long-term debt proceeds*                                                          527.5       159.6
Payments on long-term debt                                                        (52.1)      (54.2)
Net (decrease) increase in commercial paper                                       (31.0)      133.9
Net increase in other short-term borrowings                                         8.5        28.3
Dividends paid to shareholders                                                    (60.6)      (58.2)
Purchase of Treasury Stock                                                       (100.0)       --
Other                                                                              19.8         9.8
                                                                                 ------      ------
CASH PROVIDED BY FINANCING ACTIVITIES                                             312.1       219.2
                                                                                 ------      ------
Effect of Exchange Rate Changes on Cash                                             (.6)        (.8)
                                                                                 ------      ------
Increase (Decrease) in Cash and Cash Items                                         33.1        (5.3)
Cash and Cash Items - Beginning of Year                                            78.7        87.5
                                                                                 ------      ------
Cash and Cash Items - End of Period                                              $111.8      $ 82.2
                                                                                 ======      ======

* Excludes capital leases of $1.9 million and $2.7 million for the six months ended 31 March 1997 and 1996.

** Excludes debt of $1.1 million to former shareholders of company acquired in fiscal 1997.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company completed the sale of the landfill gas recovery business, GSF Energy Inc., during the first quarter of fiscal 1997. A gain of $9.5 million ($5.9 million after tax, or $.05 per share) was recorded. Sales of the landfill gas business were $20.3 million in fiscal year 1996 with an operating loss of $3.0 million and net income of $4.0 million, including the net income benefit from nonconventional fuel tax credits. The gain on sale is included in the other income line of the income statement.

During the first quarter of fiscal 1997, an impairment loss of $9.3 million ($6.0 million after tax, or $.05 per share) was recorded in the chemicals segment. The write-down was related to production assets and the related goodwill in the polyurethane release agents product line. The impairment loss was calculated based on an offer to purchase these assets and is included in the other income line of the income statement. The sale of the impaired assets occurred in February 1997.

On 22 October 1996, the Company obtained control of Carburos Metalicos S.A. (Carburos). Carburos is a leading supplier of industrial gases in Spain. The Company now owns 96.7% of the outstanding shares in Carburos. This transaction was accounted for as a step acquisition purchase and the results for the six months ended 31 March 1997 include the consolidated operating results for Carburos since mid-November 1996. Previously, the Company accounted for its investment using the equity method. The Company has recorded a total of $212.2 million as cumulative goodwill, which will be amortized on a straight-line basis over forty years.

During the second quarter of fiscal 1996, the Company reached a $66.8 million settlement with Bankers Trust Company over $107.7 million in losses the Company reported in fiscal 1994 associated with leveraged interest rate swap contracts. The settlement included the termination of two previously closed contracts with Bankers Trust. Prior to the settlement, there was an outstanding liability of $61.7 million associated with these closed contracts. The results for the three and six months ended 31 March 1996 include a gain of $66.8 million ($40.7 million after tax, or $.36 per share) from the settlement.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


            SECOND QUARTER FISCAL 1997 VS. SECOND QUARTER FISCAL 1996

RESULTS OF OPERATIONS

CONSOLIDATED

The current quarter results included record sales of $1,153.1 million, 14% higher than in the same quarter of last fiscal year. Operating income grew $36.0 million or 24% to $184.0 million. Equity affiliates' income declined $4.5 million in the current fiscal quarter compared to the second quarter of fiscal 1996. Net income was $106.0 million for the second fiscal quarter compared to $135.3 million in the prior year. During the prior year quarter, there was an after-tax gain of $40.7 million, or $.36 per share, from the settlement with Bankers Trust Company of certain derivative-related claims. Net income was $106.0 million, or $.96 per share, a 13% increase over the $.85 per share in fiscal 1996, excluding the Bankers Trust settlement. The quarter results include the consolidation of Carburos Metalicos (Carburos) for the entire quarter. Carburos was included in the results of equity affiliates in the prior year quarter.

Sales increased primarily due to the consolidation of the increased ownership of Carburos, broad-based volume growth in the chemicals segment, and continued growth in the equipment and services segment. Operating income growth was driven by broad-based productivity gains in the domestic gases business, robust equipment and services segment business, continued increased loading on tonnage hydrogen facilities and the additional ownership in Carburos. Income from equity affiliates was suppressed by the movement of the Carburos results out of equity affiliates' income to operating income and the cost of refinancing debt of the American Ref-Fuel (50% owned partnership) Hempstead facility. There was a $7.3 million gain on the partial sale of the cost basis equity investment in Daido Hoxan of Japan.

SEGMENT ANALYSIS

The segment results for fiscal 1996 have been restated. The business to be divested (American Ref-Fuel) and the landfill gas recovery business sold in November 1996 are included in the corporate and other segment, while the continuing businesses from the former environmental and services segment (power generation and Pure Air(TM)) are now included in the equipment and services segment.

INDUSTRIAL GASES - Sales of $671.0 million in the second quarter of fiscal 1997 were up 13% while operating income increased 26% to $125.5 million. The fully consolidated results of Carburos were included for the entire quarter. Carburos was accounted for as an equity affiliate in the prior year quarter. Consolidated Carburos sales were a significant factor in the segment's sales growth. Domestic tonnage volumes grew 6%, driven by continued loading on recent investments, particularly in the HYCO pipeline business. Overall, domestic merchant volumes were 2% lower than the prior year quarter. A 2% growth in liquid oxygen and nitrogen, including non-cryo, were more than offset by declines in argon and merchant hydrogen. Pricing in the domestic merchant business was down marginally. In Europe, tonnage volumes grew 8% over last year and rebounded from last quarter's customer turnaround shortfalls. European merchant volumes were down 1%, while pricing was essentially flat as a result of economic softness and related competitive pressures. The consolidation of Carburos accounted for more than half of the operating income growth. Additionally, operating income was increased by domestic productivity gains and loading increases in the tonnage hydrogen business. The operating income margin increased 1.9% over the prior year quarter due to lower domestic production costs, higher merchant capacity utilization, and the impact of the consolidation of Carburos.

Equity affiliates' income of $8.5 million was down $1.4 million in the absence of the Carburos income now reported in consolidated results. Overall gases joint ventures' income was strong, with solid growth in Asia.

CHEMICALS - Second quarter sales for fiscal 1997 were up 5% to $358.5 million. Operating income of $53.4 million grew 1%, resulting in a slightly lower margin. Overall volumes were up 4% with growth in most businesses. Operating income was increased by the volume gains and operating productivity gains.

EQUIPMENT AND SERVICES - Sales of $123.6 million increased $47.3 million from the year-ago-quarter, while operating income was up $3.5 million to $10.5 million. The Eastman Chemical co-generation project in Rotterdam and several Asian projects contributed to the growth. The backlog of high quality projects remained strong at $392 million. The backlog is up $34 million from 31 March 1996 and up $86 million from 30 September 1996.

Equity affiliates' income for the second quarter of fiscal 1997 increased $1.2 million to $3.5 million on the strength of improved operating performance at the power generation facilities.

CORPORATE AND OTHER - Sales are zero compared to $4.7 million in the prior year quarter following the sale of the landfill gas business in November 1996. Net operating expense was $5.4 million, down from the prior year expense of $11.3 million. During the quarter ended 31 March 1997, a partial sale of the cost basis investment in Daido Hoxan resulted in a $7.3 million gain. Excluding this gain, operating expense was $12.7 million, $1.4 million higher than the prior year quarter, primarily due to foreign exchange losses.

Total equity affiliates' income was $1.4 million compared to $5.7 million for the second fiscal quarter of 1996. During the quarter ended 31 March 1997, American Ref-Fuel (50% owned partnership) refinanced the Hempstead facility debt. The cost of the transaction resulted in a charge of $4.8 million to equity affiliates' income. Excluding this transaction, equity affiliates' income was $6.2 million, up $.5 million from the prior year second quarter.

INTEREST

Interest expense was $42.5 million, up $11.3 million compared to the second quarter of fiscal 1996. The increase is due to a higher debt balance this year, the result of the capital investment program, including the Carburos acquisition, and the ongoing share repurchase program.

INCOME TAXES

The effective tax rate for the second fiscal quarter of 1997 was 31.6% compared to 29.8% for the prior year quarter, excluding the impact of the settlement with Bankers Trust Company. This 1.8% increase is due to favorable adjustments in the prior year quarter and the loss of non-conventional fuel credits following the sale of the landfill gas business. The effective tax rate in the second quarter of fiscal 1996 was 32.9%, including the effect of the settlement.

ACCOUNTING CHANGES

During the second quarter of fiscal year 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This standard establishes new accounting and disclosure for earnings per share (EPS). The standard will be effective for the first quarter of fiscal 1998 with earlier application not permitted. The EPS as currently reported is the same as the Basic EPS required by the standard. The newly required Diluted EPS is not expected to be materially different than the Basic EPS.

Also in March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This standard did not change the currently reported disclosures.

                SIX MONTHS FISCAL 1997 VS. SIX MONTHS FISCAL 1996

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first six months of fiscal 1997 of $2,274.0 million were 16% higher than the $1,960.0 million reported in the prior year. Operating income grew $61.2 million or 21% to $353.4 million. Equity affiliates' income of $32.2 million declined slightly from $33.8 million. In October 1996, the Company increased ownership in Carburos Metalicos to 96.7% from 47.6%. As a result of this increase in ownership, Carburos has been included in the consolidated results for the second quarter and six weeks of the first quarter of fiscal 1997. Carburos was previously included in equity affiliates' income. During the second quarter of fiscal 1996, the Company recognized a gain of $40.7 million, or $.36 per share, from the settlement with Bankers Trust Company of certain derivative-related claims. Net income was $205.9 million, or $1.87 per share, up 13% over the $1.65 per share for fiscal 1996, excluding the settlement with Bankers Trust.

Operating income was favorably impacted by the consolidation of the Carburos results, or about half of the year to year increase. The operating income increase was enhanced by two quarters of productivity gains in the domestic gas business as well as higher loading on recent tonnage gas investments. Excluding the impact of an asset impairment loss, the chemicals segment operating income was up 6%, driven by higher volumes. During the second quarter of fiscal 1997, there was a $4.8 million cost recognized in equity affiliates' income related to the American Ref-Fuel debt refinancing of the Hempstead facility. Excluding this transaction, equity affiliates' income of $37.0 million rose $3.2 million over fiscal 1996. Strong gases joint ventures' results more than offset the move of the Carburos results out of equity affiliates' income.

SEGMENT ANALYSIS

The segment results for fiscal 1996 have been restated. The business to be divested (American Ref-Fuel) and the landfill gas recovery business sold in November 1996 are included in the corporate and other segment, while the continuing businesses from the environmental and services segment (power generation and Pure Air(TM)) are now included in the equipment and services segment.

INDUSTRIAL GASES - Sales of $1,285.5 million in the first six months of fiscal 1997 increased 13%, or $143.1 million over the $1,142.4 million reported in fiscal 1996. Carburos was fully consolidated since the middle of the first quarter and had a significant impact on the sales increase. Domestic tonnage gas volumes grew 6%, driven by continued growth in the loading of recent investments, particularly in HYCO facilities. European tonnage gases growth for the second quarter rebounded from first quarter shortfalls caused by customer plant turnarounds, with a total six months' growth of 3% over fiscal 1996. Merchant volumes in both the domestic and European regions are approximately the same as the prior year. Pricing is essentially unchanged compared to the prior year.

Operating income of $243.8 million was up $40.5 million or 20% over the first half of fiscal 1996. Productivity gains in the domestic gases business were a favorable factor while continued softness in the European economy was an unfavorable influence on the six months' results. Consolidation of Carburos was responsible for more than half of the year to year increase in operating income.

Equity affiliates' income of $20.5 million grew 7% over the fiscal 1996 six months' results of $19.1 million. Carburos was excluded from the equity affiliates' results for most of fiscal 1997 year to date.

CHEMICALS - Sales in the first six months of fiscal 1997 increased $55.0 million to $704.7 million, while operating income declined $2.9 million to $97.9 million. Excluding an asset impairment loss in the release agents business, operating income rose 6% to $107.2 million. Broad based volume gains in most businesses were the major cause for the year to year increase in sales and operating income.

EQUIPMENT AND SERVICES - Sales of $282.6 million increased 79% over the $158.2 million reported in the prior fiscal year. Sales of equipment to Eastman Chemical in Rotterdam and to Asia joint ventures were responsible for much of the increase. Operating income rose $4.5 million to $16.1 million. Equity affiliates' income of $7.0 million grew $2.7 million or 63% over the prior year first six months, driven by operating productivity gains in the power generation business. The high quality backlog of $392 million was up $34 million over 31 March 1996 and was up $86 million over 30 September 1996.

CORPORATE AND OTHER - Sales were down $8.5 million due to the sale of the landfill gas recovery business in November 1996. Operating expense for the six months ending 31 March 1997 was $4.4 million, down $19.1 million from the prior year. A gain of $9.5 million on the landfill gas business sale and a gain of $7.3 million on the partial sale of the cost basis Daido Hoxan investment were the major reasons for the decline in net corporate expense from fiscal 1996. The prior fiscal period included operating losses in the landfill gas business. The sale of the business in November 1996 resulted in a $2.2 million six months' increase in operating income for the segment.

Equity affiliates' income of $4.5 million is down $6.0 million from the prior fiscal year. In the second quarter of fiscal 1997, American Ref-Fuel refinanced the debt of the Hempstead facility which resulted in a $4.8 million reduction in equity affiliates' income. Excluding the refinancing cost, the equity affiliates' income for fiscal 1997 is down $1.2 million.

INTEREST

Interest expense was $82.4 million, up $22.5 million compared to the prior year period. The increase was due to a higher debt balance driven by the capital investment programs, the Carburos acquisition, and the ongoing share repurchase program.

INCOME TAXES

The effective tax rate for the first six months of fiscal 1997 was 32.1% compared to 31.0% in the prior year, excluding the impact of the Bankers Trust settlement. The 1996 rate including the settlement is 32.6%. Higher foreign taxes and the elimination of the non-conventional fuel credits generated by the divested landfill gas recovery business are the cause of the effective rate increase.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first six months of fiscal 1997 totaled $808.4 million compared to $585.6 million in the corresponding period of the prior year. Additions to plant and equipment increased from $444.3 million during the first six months of 1996 to $488.9 million during the current period primarily in support of growth in the worldwide industrial gas business. Investments in unconsolidated affiliates were $24.3 million during the first six months of fiscal 1997 versus $134.2 million last year. Prior year numbers included the acquisition of an additional 21.5% of the outstanding shares of Carburos at a cost of $120.0 million. On 22 October 1996, the Company obtained control of Carburos through the acquisition of an additional 49.1% shares at a cost of $288.4 million. Including this acquisition, capital expenditures are expected to be approximately $1.3 billion in fiscal 1997. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first six months of fiscal 1997 ($440.2 million) combined with cash provided by debt financing ($536.0 million), and proceeds from the sale of assets and investments ($82.7 million) were used largely for capital expenditures ($808.4 million), purchase of the Company's common stock for treasury ($100.0 million), payments on long-term debt ($52.1 million), and cash dividends ($60.6 million). Cash and cash items increased $33.1 million from $78.7 million at the beginning of the fiscal year to $111.8 million at 31 March 1997. The net decrease in commercial paper outstanding was $31.0 million.

During the second quarter of fiscal 1997, American Ref-Fuel (50% owned partnership) refinanced its Hempstead debt to lower the effective interest rate. This transaction resulted in a charge of $4.8 million ($2.8 million after-tax, or $.03 per share).

Total debt at 31 March 1997 and 30 September 1996, expressed as a percentage of the sum of total debt and shareholders' equity, was 51% and 46%, respectively. Total debt increased from $2,194.9 million at 30 September 1996 to $2,664.4 million at 31 March 1997. During the first quarter of fiscal 1997, the Company issued $231.0 million in debt securities with maturities ranging from three to seven years and fixed coupon rates of 6.01% to 6.86% or variable rates tied to LIBOR. Additionally, $53.0 million of 7.03%, nine year U.S. dollar debt was issued by a foreign subsidiary. The Carburos acquisition, during the first quarter of fiscal 1997, was financed primarily through the issuance of U.S. dollar debt effectively converted to Spanish Peseta liabilities through the use of interest rate and currency swap contracts and foreign exchange contracts. During the second quarter of fiscal 1997, the Company issued $100.0 million in notes due in 2009, with a one-time put option exercisable by the investor after two years. The coupon rate on this note is indexed to LIBOR for the first two years. During the second quarter, the Company also issued $100.0 million in notes due in 2014, with a one-time put option exercisable by the investor after two and a half years. The coupon rate on this note is indexed to LIBOR for the first two and a half years.

There was $339.0 million of commercial paper outstanding at 31 March 1997. The Company's revolving credit commitments amounted to $600.0 million at 31 March 1997 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $14.8 million are maintained by the Company's foreign subsidiaries, of which $2.7 million was utilized at 31 March 1997.

At 31 March 1997, the Company had unutilized shelf registration capacity for $208.0 million of debt securities.

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

The notional principal and fair value of interest rate swap agreements at 31 March 1997 and 30 September 1996 were as follows:

(Millions of dollars)

                                          31 March 1997                     30 September 1996
                               --------------------------------       ----------------------------
                                       Notional   Fair Value             Notional   Fair Value
                                        Amount    Gain (Loss)             Amount    Gain (Loss)
                               --------------------------------       ----------------------------
Fixed to Variable                       $276.1     $ (1.8)                $243.5     $  1.3
Variable to Fixed                         55.7        (.1)                  54.0        (.5)
Variable to Variable                      60.0       40.8                   60.0       27.9
                               --------------------------------        ---------------------------
            Total                       $391.8     $ 38.9                 $357.5     $ 28.7
                               ================================        ===========================

Subsequent to 31 March 1997, the Company entered into fixed to variable interest rate swap agreements with a notional principal of $150.0 million with maturities of five to eight years.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 March 1997 was $313.6 million. The fair value of the agreements was a gain of $2.4 million, of which a $29.5 million gain related to the currency component has been recognized in the financial statements, primarily as a component of cumulative translation adjustments on the balance sheet. The remaining $27.1 million loss is related to the interest component (reflecting that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements) and has not been recognized in the financial statements. As of 30 September 1996, interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $273.6 million and a loss of $15.5 million, respectively.

During the second quarter of fiscal 1997, the Company entered into a forward starting interest rate and currency swap agreement which will, in May 1997, effectively convert $40.0 million of U.S. dollar liabilities into U.K. Pound Sterling liabilities and will mature in 2001.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 March 1997 is $2,321.9 million compared to a book value of $2,268.9 million.

During the first six months of fiscal 1997, 1.5 million shares of the Company's outstanding common stock were repurchased at a cost of $100.0 million. The remainder of the program will be paced by the disposition of American Ref-Fuel and ongoing capital investment requirements.

                           PART II. OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Annual Meeting of Shareholders of the registrant was held on 23 January 1997.

         (c)      The following matters were voted on at the Annual Meeting:

                  (1)      Election of Directors

                                                                    NUMBER OF VOTES CAST
                                                                    --------------------

NAME OF DIRECTOR
                                                                 AGAINST
                                                                    OR                                            BROKER
                                             FOR                 WITHHELD              ABSTENTIONS              NON-VOTES
---------------------------------------------------------------------------------------------------------------------------
T. H. BARRETT                            105,173,627              923,778                  0                        0
---------------------------------------------------------------------------------------------------------------------------
L. P. BREMER III                         105,050,989            1,046,416                  0                        0
---------------------------------------------------------------------------------------------------------------------------
E. E. HAGENLOCKER                        104,726,580            1,370,825                  0                        0
---------------------------------------------------------------------------------------------------------------------------
J. J. KAMINSKI                           103,669,668            2,427,737                  0                        0
---------------------------------------------------------------------------------------------------------------------------
T. R. LAUTENBACH                         105,104,891              992,514                  0                        0
---------------------------------------------------------------------------------------------------------------------------
H. A. WAGNER                             104,676,126            1,421,279                  0                        0
---------------------------------------------------------------------------------------------------------------------------


                  (2) Ratification of the appointment of Arthur Andersen LLP of Philadelphia, Pennsylvania, as independent certified public accountants for the registrant for the fiscal year ending 30 September 1997.

----------------------------------------------------------------------------------------------------------
                                                NUMBER OF VOTES CAST
----------------------------------------------------------------------------------------------------------
                                         AGAINST
                                            OR                                                BROKER
            FOR                          WITHHELD                      ABSTENTIONS           NON-VOTES
----------------------------------------------------------------------------------------------------------
        105,181,946                       267,092                        648,367                 0
----------------------------------------------------------------------------------------------------------

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

            (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

            (b) A Current Report on Form 8-K dated 24 January 1997 was filed by the registrant during the quarter ended 31 March 1997 in which Item 5 of such form was reported.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Air Products and Chemicals, Inc.
                                                (Registrant)



Date: May 13, 1997                       By:     /s/ A. H. Kaplan
                                             -------------------------------
                                             A. H. Kaplan
                                             Senior Vice President - Finance
                                             (Chief Financial Officer)

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


                       For the quarter ended 31 March 1997


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