Form 10-Q
period 1997-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1997-08-12
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 June 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                                   23-1274455
(State of Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

           7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                                  Outstanding at 6 August 1997
         --------------------------                                    -------------------------------
         Common Stock, $1 par value                                             119,598,701

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------
Part I.  Financial Information
    Consolidated Balance Sheets -
       30 June 1997 and 30 September 1996 .........................................................................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 1997 and 1996 ...................................................    4

    Consolidated Cash Flows -
       Nine Months Ended 30 June 1997 and 1996 ....................................................................    5

    Notes to Consolidated Financial Statements ....................................................................    6

    Management's Discussion and Analysis ..........................................................................    7

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K .........................................................................   14

    Signatures ....................................................................................................   15

REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "Company" or "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the results for the periods indicated herein reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and report on Form 10-Q for the quarters ended 31 December 1996 and 31 March 1997.

Results of operations for any three or nine month periods are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)

                                                                  30 June      30 September
                                   ASSETS                          1997            1996
                                                                   ----            ----
CURRENT ASSETS
   Cash and cash items                                          $     70.6     $     78.7
   Trade receivables, less allowances for doubtful                   841.6          670.0
   accounts
   Inventories                                                       401.4          371.1
   Contracts in progress, less progress billings                     142.2          115.2
   Other current assets                                              196.7          139.7
                                                                ----------     ----------
   TOTAL CURRENT ASSETS                                            1,652.5        1,374.7
                                                                ----------     ----------
   INVESTMENTS                                                       590.4          833.6
                                                                ----------     ----------
   PLANT AND EQUIPMENT, at cost                                    8,627.8        8,102.6
     Less - Accumulated depreciation                               4,243.1        4,144.1
                                                                ----------     ----------
   PLANT AND EQUIPMENT, net                                        4,384.7        3,958.5
                                                                ----------     ----------
   GOODWILL                                                          253.6           83.5
                                                                ----------     ----------
   OTHER NONCURRENT ASSETS                                           344.9          272.1
                                                                ----------     ----------

   TOTAL ASSETS                                                 $  7,226.1     $  6,522.4
                                                                ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
   Payables, trade and other                                    $    631.9     $    526.4
   Accrued liabilities                                               265.1          241.1
   Accrued income taxes                                               57.5           39.7
   Short-term borrowings                                             325.0          423.2
   Current portion of long-term debt                                  30.6           33.1
                                                                ----------     ----------
   TOTAL CURRENT LIABILITIES                                       1,310.1        1,263.5
                                                                ----------     ----------
   LONG-TERM DEBT                                                  2,213.4        1,738.6
                                                                ----------     ----------
   DEFERRED INCOME AND OTHER NONCURRENT
   LIABILITIES                                                       421.2          363.5
                                                                ----------     ----------
   DEFERRED INCOME TAXES                                             671.5          582.2
                                                                ----------     ----------
   TOTAL LIABILITIES                                               4,616.2        3,947.8
                                                                ----------     ----------
   SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share                              124.7          124.7
   Capital in excess of par value                                    453.3          461.2
   Retained earnings                                               2,915.7        2,687.2
   Unrealized gain on investments                                     15.6           40.4
   Cumulative translation adjustments                               (162.5)         (70.2)
   Treasury stock, at cost                                          (293.6)        (211.2)
   Shares in trust                                                  (443.3)        (457.5)
                                                                ----------     ----------
   TOTAL SHAREHOLDERS' EQUITY                                      2,609.9        2,574.6
                                                                ----------     ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  7,226.1     $  6,522.4
                                                                ==========     ==========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME


(Millions of dollars, except per share)

                                                Three Months Ended              Nine Months Ended
                                                     30 June                        30 June
                                              1997            1996            1997           1996
                                              ----            ----            ----           ----
SALES AND OTHER INCOME
Sales                                      $  1,150.3     $    997.3      $  3,424.3     $  2,957.3
Other income, net                                  .7            8.7            20.5           16.6
                                           ----------     ----------      ----------     ----------
                                              1,151.0        1,006.0         3,444.8        2,973.9
                                           ----------     ----------      ----------     ----------
COSTS AND EXPENSES
Cost of sales                                   663.4          594.5         2,042.4        1,763.6
Selling, distribution, and                      266.8          228.0           773.0          678.9
   administrative
Research and development                         27.9           28.1            83.1           83.8
                                           ----------     ----------      ----------     ----------
OPERATING INCOME                                192.9          155.4           546.3          447.6
Income from equity affiliates, net of
   related expenses                              17.3           20.4            49.5           54.2
Gain on settlement of leveraged
   interest rate swaps                             --             --              --           66.8
Interest expense                                 39.4           33.8           121.8           93.7
                                           ----------     ----------      ----------     ----------
INCOME BEFORE TAXES                             170.8          142.0           474.0          474.9
Income taxes                                     54.8           44.0           152.1          152.6
                                           ----------     ----------      ----------     ----------
NET INCOME                                 $    116.0     $     98.0      $    321.9     $    322.3
                                           ==========     ==========      ==========     ==========

MONTHLY AVERAGE OF COMMON
   SHARES OUTSTANDING                              --             --           110.1          111.9
                                           ----------     ----------      ----------     ----------
EARNINGS PER COMMON SHARE                  $     1.05     $      .87      $     2.92     $     2.88
                                           ==========     ==========      ==========     ==========
DIVIDENDS DECLARED PER
   COMMON SHARE - Cash                     $      .30     $     .275      $      .85     $     .795
                                           ----------     ----------      ----------     ----------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
(Millions of dollars)

                                                                                     Nine Months Ended
                                                                                          30 June
                                                                                     1997        1996
                                                                                     ----        ----
OPERATING ACTIVITIES
Net Income                                                                        $  321.9     $  322.3
   Adjustments to reconcile income to cash provided by operating activities:
         Depreciation                                                                339.4        303.2
         Deferred income taxes                                                        40.3         58.3
         Impairment loss                                                               9.3         --
         Gain on sale of assets and investments                                      (24.9)         (.5)
         Termination of liabilities for leveraged interest rate swaps                   --        (61.7)
         Other                                                                        36.8        (38.0)
         Working capital changes that provided (used) cash, net
            of effects of acquisitions:
                Trade receivables                                                   (107.1)       (60.4)
                Other receivables                                                     50.7        (19.8)
                Inventories and contracts in progress                                (45.9)       (51.0)
                Payables, trade and other                                             94.5         64.3
                Accrued income taxes                                                  32.5         12.0
                Other                                                                (34.8)        (4.7)
                                                                                  --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES                                                712.7        524.0
                                                                                  --------     --------
INVESTING ACTIVITIES
Additions to plant and equipment*                                                   (653.2)      (706.5)
Acquisitions, less cash acquired**                                                  (300.0)        (4.4)
Investment in and advances to unconsolidated affiliates                              (31.8)      (186.7)
Proceeds from sale of assets and investments                                          89.9         31.8
Other                                                                                  5.0         (4.2)
                                                                                  --------     --------
CASH USED FOR INVESTING ACTIVITIES                                                  (890.1)      (870.0)
                                                                                  --------     --------
FINANCING ACTIVITIES
Long-term debt proceeds*                                                             527.5        553.9
Payments on long-term debt                                                          (155.7)       (56.0)
Net increase (decrease) in commercial paper                                             .2        (66.1)
Net increase (decrease) in other short-term borrowings                               (12.2)        15.9
Dividends paid to shareholders                                                       (93.4)       (88.9)
Purchase of Treasury Stock                                                          (125.0)       (22.8)
Other                                                                                 28.5         14.6
                                                                                  --------     --------
CASH PROVIDED BY FINANCING ACTIVITIES                                                169.9        350.6
                                                                                  --------     --------
Effect of Exchange Rate Changes on Cash                                                (.6)        (1.3)
                                                                                  --------     --------
Increase (Decrease) in Cash and Cash Items                                            (8.1)         3.3
Cash and Cash Items - Beginning of Year                                               78.7         87.5
                                                                                  --------     --------
Cash and Cash Items - End of Period                                               $   70.6     $   90.8
                                                                                  ========     ========

*Excludes capital leases of $2.9 million and $4.1 million for the nine months ended 30 June 1997 and 1996.

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

On 22 October 1996, the Company obtained control of Carburos Metalicos S.A. (Carburos). Carburos is a leading supplier of industrial gases in Spain. The Company increased its ownership percentage in Carburos from 47.6% to 96.7% of the outstanding shares in Carburos. This transaction was accounted for as a step acquisition purchase and the results for the nine months ended 30 June 1997 included the consolidated operating results for Carburos since mid-November 1996. Previously, the Company accounted for its investment using the equity method. The Company has recorded a total of $212.2 million as cumulative goodwill, which will be amortized on a straight-line basis over forty years.

During the second quarter of fiscal 1996, the Company reached a $66.8 million settlement with Bankers Trust Company over $107.7 million in losses the Company reported in fiscal 1994 associated with leveraged interest rate swap contracts. The settlement included the termination of two previously closed contracts with Bankers Trust. Prior to the settlement, there was an outstanding liability of $61.7 million associated with these closed contracts. The results for the nine months ended 30 June 1996 included a gain of $66.8 million ($40.7 million after tax, or $.36 per share) from the settlement.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             THIRD QUARTER FISCAL 1997 VS. THIRD QUARTER FISCAL 1996
        -----------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

The current quarter results included sales of $1,150.3 million, 15% higher than in the same quarter of last fiscal year. Operating income grew $37.5 million or 24% to a record $192.9 million. Equity affiliates' income declined $3.1 million in the current fiscal quarter compared to the third quarter of fiscal 1996. Net income was $116.0 million, or $1.05 per share, a 21% increase over the $.87 per share in fiscal 1996. These results included the consolidation of Carburos Metalicos (Carburos) for the entire quarter. Carburos was included in the results of equity affiliates in the prior year quarter.

Sales and operating income increased primarily due to higher volumes in most businesses and the inclusion of Carburos in the industrial gases segment for the entire quarter. Broad-based productivity gains also contributed to the operating income growth. The decline in income from equity affiliates was due to the movement of Carburos to consolidated results and lower income in Asia.

SEGMENT ANALYSIS

The segment results for fiscal 1996 have been restated. The business to be divested (American Ref-Fuel) and the landfill gas recovery business sold in November 1996 are included in the corporate and other segment, while the continuing businesses from the former environmental and energy segment (power generation and Pure Air(TM)) are now included in the equipment and services segment.

INDUSTRIAL GASES - Sales increased 18% to $684.8 million in the third quarter of fiscal 1997 on higher worldwide volumes in both merchant and tonnage businesses. The overall merchant volume index was up 6% in the U.S. and 7% in Europe. Merchant hydrogen volume was up 29% in the U. S., mainly due to additional NASA business. Tonnage volumes were up 11% domestically and 7% in Europe, primarily from continued loading of the HYCO investments. In addition to this volume growth, lower production and distribution costs in merchant gases were a significant contributor to the operating income increase of 38% to $140.6 million. Merchant pricing had little impact on the quarter results, while currency effects reduced sales and operating income growth by approximately 2%. The consolidation of Carburos contributed approximately two-thirds of the sales growth and one-third of the operating income growth. Excluding the currency impact and Carburos consolidation, sales growth was approximately 8%.

Equity affiliates' income of $3.5 million was down $8.6 million with the absence of the Carburos income now reported in consolidated results and lower income in Asia due to a customer bankruptcy and higher infrastructure costs.

CHEMICALS - Third quarter sales for fiscal 1997 rose 4% to a record $366.3 million on higher volumes in most product lines and higher methanol pricing. Overall volumes were up 3%. Polyurethane intermediates demonstrated lower volumes due largely to customer outages. Record operating income of $59.7 million grew 8% on the higher volumes, methanol pricing, and productivity gains. Currency effects reduced sales growth by 1% and operating income growth by almost 6%.

EQUIPMENT AND SERVICES - Sales of $99.2 million increased $37.4 million from higher broad-based project activity. Operating income was up 8% to $8.0 million. Excluding the prior year impact of a project buyout in the power generation business, operating income in the core equipment business was up significantly. The backlog of high quality projects was up slightly from the prior year at $353.1 million.

Equity affiliates' income for the third quarter of fiscal 1997 increased $1.4 million to $3.2 million due to improved operating performance at the power generation facilities.

CORPORATE AND OTHER - Sales are zero compared to $5.1 million in the prior year quarter following the sale of the landfill gas business in November 1996. Net operating loss increased $6.0 million to $15.4 million due primarily to foreign exchange losses recognized this year compared to gains in the prior year.

Equity affiliates' income from American Ref-Fuel was $10.4 million compared to $6.3 million for the third quarter of fiscal 1996. This increase was due primarily to higher revenues and lower plant maintenance and overhead costs.

INTEREST

Interest expense increased $5.6 million to $39.4 million for the third quarter of fiscal 1997. The increase is due to a higher debt balance this year slightly offset by lower interest rates and higher capitalized interest. The higher debt balance is a result of the capital investment program, the Carburos acquisition, and the ongoing share repurchase program.

INCOME TAXES

The effective tax rate for the third quarter of 1997 was 32.1% compared to 31.0% for the prior year quarter. This 1.1% increase was due to favorable adjustments in the prior year quarter, lower equity affiliates' income in the current quarter, and the loss of non-conventional fuel credits following the sale of the landfill gas business.

ACCOUNTING CHANGES

During the third quarter of fiscal year 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These standards establish new disclosures for comprehensive income and segments and will be effective for fiscal year 1999. New disclosures will include a comprehensive income number, operating segments in accordance with internal management structure and geographic sales by destination rather than source.

The SEC issued a ruling on disclosure for derivative and other financial instruments. The accounting policy disclosure enhancements were effective for this quarter. We believe our accounting policy disclosure in the latest annual report on Form 10-K is adequate. The quantitative and qualitative information requirements are effective for fiscal year 1997 and will be included in the 1997 annual report on Form 10-K.



              NINE MONTHS FISCAL 1997 VS. NINE MONTHS FISCAL 1996
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1997 of $3,424.3 million were 16% higher than the $2,957.3 million reported in the prior year. Operating income grew $98.7 million or 22% to $546.3 million. Equity affiliates' income of $49.5 million declined $4.7 million from the prior year. During the second quarter of fiscal 1997, there was a $4.8 million cost recognized in equity affiliates' income related to the American Ref-Fuel debt refinancing of the Hempstead facility. Excluding this transaction, equity affiliates' income was comparable with the prior year. Net income declined $.4 million from the prior year to $321.9 million. During the second quarter of fiscal 1996, the Company recognized an after-tax gain of $40.7 million, or $.36 per share, from the settlement with Bankers Trust Company of certain derivative-related claims. Excluding the settlement with Bankers Trust, net income increased $40.3 million, or 14% over the prior year.

In October 1996, the Company increased ownership in Carburos Metalicos from 47.6% to 96.7%. As a result of this increase in ownership, Carburos has been included in the consolidated results for six weeks of the first quarter and the entire second and third quarters of fiscal 1997. Carburos was previously included in equity affiliates' income.

Sales and operating income increased primarily due to higher volumes in most businesses and the inclusion of Carburos in the industrial gas segment for most of the nine month period. Broad-based productivity gains also contributed to the operating income growth. Equity affiliates' income demonstrated strong operating results in power generation which were offset by the movement of Carburos to consolidated results.

SEGMENT ANALYSIS

The segment results for fiscal 1996 have been restated. The business to be divested (American Ref-Fuel) and the landfill gas recovery business sold in November 1996 are included in the corporate and other segment, while the continuing businesses from the environmental and energy segment (power generation and Pure Air(TM)) are now included in the equipment and services segment.

INDUSTRIAL GASES - Sales of $1,970.3 million in the first nine months of fiscal 1997 increased 15%, or $250 million over the $1,720.3 million reported in fiscal 1996. Carburos was fully consolidated during the middle of the first quarter and had a significant impact on the sales increase. Domestic tonnage gases led the sales growth with a 12% volume increase over the prior year. This a direct result of the continued loading of recent investments, particularly the HYCO facilities. European tonnage gases volumes continued the growth pattern started in the second quarter with a total nine months' growth rate of 5% over fiscal 1996. Merchant volumes in both the domestic and European regions are above the prior year as a result of the strong volume growth demonstrated in the third quarter. Operating income of $384.4 million was up $78.9 million or 26% over the first nine months of fiscal 1996. Productivity gains in the domestic gases business combined with the strong volume growth were the major factors for the current year results. Consolidation of Carburos was responsible for approximately half of the year to year increase in operating income. Currency effects reduced sales and operating income growth by less than 2%.
Merchant pricing is flat compared to the prior year.

Equity affiliates' income of $24.0 million decreased $7.2 million from fiscal 1996 results of $31.2 million. Carburos was excluded from the equity affiliates' results for the current nine month period.

CHEMICALS - Sales in the first nine months of fiscal 1997 increased $68.8 million to $1,071.0 million, while operating income increased $1.6 million to $157.6 million. Excluding the $9.3 million asset impairment loss in the release agents business, operating income rose 7% to $166.9 million. Broad based volume gains in most businesses and higher methanol pricing in the third quarter were the major reasons for the year to year increase in sales and operating income. Productivity gains also favorably impacted the current year results. Currency effects reduced sales growth by less than 1% and operating income growth by approximately 4% for the current nine month period.

EQUIPMENT AND SERVICES - Sales of $381.8 million increased $161.8 million over the prior year. Sales of equipment to Eastman Chemical in Rotterdam and to Asian joint ventures were responsible for much of the increase. Operating income rose $5.1 million to $24.1 million. Prior year results were favorably impacted by a project buyout in the power generation business. Equity affiliates' income of $10.2 million grew $4.1 million over the prior year, driven by operating productivity gains in the power generation business. The backlog of high quality projects was up slightly from the prior year at $353.1 million. The backlog is up $47.4 million from 30 September 1996.

CORPORATE AND OTHER - Sales were down $13.6 million due to the sale of the landfill gas recovery business in November 1996. Net operating loss for the nine months ending 30 June 1997 was $19.8 million, down $13.1 million from the prior year. Current year results included a gain of $9.5 million on the landfill gas business sale and a gain of $7.3 million on the partial sale of the cost basis Daido Hoxan investment. The prior year also included operating losses in the landfill gas business. The sale of the business in November 1996 resulted in a $4.2 million nine months' increase in operating income for the segment. Excluding these non-recurring items, operating expenses were up $7.9 million due primarily to foreign exchange losses.

Equity affiliates' income of $14.9 million is down $1.9 million from the prior fiscal year. In the second quarter of fiscal 1997, American Ref-Fuel refinanced the debt of the Hempstead facility which resulted in a $4.8 million reduction in equity affiliates' income. Excluding the refinancing cost, the equity affiliates' income for fiscal 1997 is up $2.9 million.

INTEREST

Interest expense was $121.8 million, up $28.1 million compared to the prior year period. The increase was due to a higher debt balance driven by the capital investment program, the Carburos acquisition, and the ongoing share repurchase program.

INCOME TAXES

The effective tax rate was 32.1% for the first nine months of both 1997 and 1996. Excluding the impact of the Bankers Trust settlement, the 1996 rate was 31.0%. Higher foreign taxes, lower joint venture income, and the elimination of the non-conventional fuel credits generated by the divested landfill gas recovery business are the primary reasons for the effective rate increase in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 1997 totaled $989.0 million compared to $901.7 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $706.5 million during the first nine months of 1996 to $653.2 million during the current period. Investments in unconsolidated affiliates were $31.8 million during the first nine months of fiscal 1997 versus $186.7 million last year. Prior year numbers included the acquisition of an additional 21.5% of the outstanding shares of Carburos at a cost of $120.0 million and $38.2 million in support of the environmental and energy segment. On 22 October 1996, the Company obtained control of Carburos through the acquisition of an additional 49.1% shares at a cost of $288.4 million. Including this acquisition, capital expenditures are expected to be approximately $1.3 billion in fiscal 1997. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first nine months of fiscal 1997 ($712.7 million) combined with cash provided by debt financing ($527.5 million), and proceeds from the sale of assets and investments ($89.9 million) were used largely for capital expenditures ($989.0 million), purchase of the Company's common stock for treasury ($125.0 million), payments on long-term debt ($155.7 million), and cash dividends ($93.4 million). Cash and cash items decreased $8.1 million from $78.7 million at the beginning of the fiscal year to $70.6 million at 30 June 1997.

During the second quarter of fiscal 1997, American Ref-Fuel of Hempstead (50% owned partnership) refinanced its debt to lower the effective interest rate. This transaction resulted in a charge of $4.8 million ($2.8 million after-tax, or $.03 per share).

Total debt at 30 June 1997 and 30 September 1996, expressed as a percentage of the sum of total debt and shareholders' equity, was 50% and 46%, respectively. Total debt increased from $2,194.9 million at 30 September 1996 to $2,569.0 million at 30 June 1997. During the first quarter of fiscal 1997, the Company issued $231.0 million in debt securities with maturities ranging from three to seven years and fixed coupon rates of 6.01% to 6.86% or variable rates tied to LIBOR. Additionally, $53.0 million of 7.03%, nine year U.S. dollar debt was issued by a foreign subsidiary. The Carburos acquisition, during the first quarter of fiscal 1997, was financed primarily through the issuance of U.S. dollar debt effectively converted to Spanish Peseta liabilities through the use of interest rate and currency swap contracts and foreign exchange contracts. During the second quarter of fiscal 1997, the Company issued $100.0 million in notes due in 2009, with a one-time put option exercisable by the investor after two years. The coupon rate on this note is indexed to LIBOR for the first two years. During the second quarter, the Company also issued $100.0 million in notes due in 2014, with a one-time put option exercisable by the investor after two and a half years. The coupon rate on this note is indexed to LIBOR for the first two and a half years.

There was $370.2 million of commercial paper outstanding at 30 June 1997. The Company's revolving credit commitments amounted to $600.0 million at 30 June 1997 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $94.5 million are maintained by the Company's foreign subsidiaries, of which $4.1 million was utilized at 30 June 1997.

At 30 June 1997, the Company had unutilized shelf registration capacity for $208.0 million of debt securities. Subsequent to 30 June 1997, the Company issued $83.0 million in notes due in 2007 at a coupon rate of 6.65%.

The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company enters into agreements to both effectively convert variable-rate debt to fixed-rate debt and to effectively convert fixed-rate debt to variable-rate debt which is indexed principally to LIBOR rates. The Company has also entered into interest rate swap contracts to effectively convert the stated variable rates to interest rates based on LIBOR. The fair value gain
(loss) on the variable to variable swaps is equally offset by a fair value loss
(gain) on the related debt agreements.

The notional principal and fair value of interest rate swap agreements at 30 June 1997 and 30 September 1996 were as follows:

(Millions of dollars)

                                              30 June 1997                                    30 September 1996
                               ----------------------------------------           ---------------------------------------
                                     Notional              Fair Value                  Notional            Fair Value
                                      Amount                  Gain                      Amount             Gain (Loss)
                               ----------------------------------------           ---------------------------------------
Fixed to Variable                    $361.0                  $ 5.2                     $243.5                 $ 1.3
Variable to Fixed                      15.0                     --                       54.0                   (.5)
Variable to Variable                   60.0                   58.4                       60.0                  27.9
                               ----------------------------------------           ---------------------------------------
            Total                    $436.0                  $63.6                     $357.5                 $28.7
                               ========================================           =======================================

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 30 June 1997 was $354.1 million. The fair value of the agreements was a gain of $3.4 million, of which a $33.0 million gain related to the currency component has been recognized in the financial statements, primarily as a component of cumulative translation adjustments on the balance sheet. The remaining $29.6 million loss is related to the interest component (reflecting that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements) and has not been recognized in the financial statements. As of 30 September 1996, interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $273.6 million and a loss of $15.5 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1997 is $2,351.9 million compared to a book value of $2,244.0 million.

During the first nine months of fiscal 1997, 1.8 million shares of the Company's outstanding common stock were repurchased at a cost of $125.0 million. The remainder of the program will be paced by the disposition of American Ref-Fuel and ongoing capital investment requirements.

                           PART II. OTHER INFORMATION


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

            (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

            (b) Current Report on Form 8-K dated 11 April 1997 was filed by the registrant during the quarter ended 30 June 1997 in which Item 5 of such form was reported.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Air Products and Chemicals, Inc.
                                             (Registrant)



Date: August 12, 1997                 By:     /s/ A. H. Kaplan
                                         ---------------------
                                          A. H. Kaplan
                                          Senior Vice President - Finance
                                          (Chief Financial Officer)

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


                       For the quarter ended 30 June 1997


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