Form 10-K405
period 1997-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1997-12-11
CIK 2969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM _____________TO_____________


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

      --------------------------------------------------------------------------
              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
   Common Stock, par value $1.00 per share        New York and Pacific
       Preferred Stock Purchase Rights            New York and Pacific
         8-3/4% Debentures Due 2021                     New York

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on November 3, 1997 was $9.1 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the Registrant disclaims that any such director and/or executive officer is an affiliate and (ii) Registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

   The number of shares of Common Stock outstanding as of November 28, 1997 was 118,196,876.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders for the fiscal year ended September 30, 1997. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K, the Annual Report is not deemed to be filed.

    Proxy Statement for Annual Meeting of Shareholders to be held January 22, 1998 . . . Part III.

                           FORWARD LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Important risk factors and uncertainties include the impact of worldwide economic growth, pricing, and other factors resulting from fluctuations in foreign currencies, the impact of competitive products and pricing, continued success of productivity programs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.


                                TABLE OF CONTENTS

                                                                             Page

PART I
  ITEM 1.   Business .........................................................  1
              Industrial Gases................................................  1
              Chemicals.......................................................  2
                 Polymer Chemicals............................................  2
                 Performance Chemicals........................................  3
                 Chemical Intermediates.......................................  3
              Equipment and Services..........................................  4
                 Equipment....................................................  4
                 Power Generation.............................................  4
                 Pure Air.....................................................  4
              General.........................................................  4
                 Foreign Operations...........................................  4
                 Technology Development.......................................  5
                 Raw Materials and Energy.....................................  6
                 Environmental Controls.......................................  6
                 Competition..................................................  6
                 Insurance....................................................  7
                 American Ref-Fuel............................................  8
                 Employees....................................................  8
                 Executive Officers of the Company............................  9
  ITEM 2.   Properties .......................................................  9
              Industrial Gases................................................  9
              Chemicals....................................................... 10
              Equipment and Services.......................................... 10
  ITEM 3.   Legal Proceedings ................................................ 10
  ITEM 4.   Submission of Matters to a Vote of Security Holders .............. 10


PART II
  ITEM 5.   Market for the Company's Common Stock and Related
            Stockholders Matters.............................................. 11
  ITEM 6.   Selected Financial Data .......................................... 11
  ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................ 11
  ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk ....... 11
  ITEM 8.   Financial Statements ............................................. 11
  ITEM 9.   Disagreements on Accounting and Financial Disclosure ............. 11


PART III
  ITEM 10.  Directors and Executive Officers of the Company .................. 11
  ITEM 11.  Executive Compensation ........................................... 11
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ... 12
  ITEM 13.  Certain Relationships and Related Transactions ................... 12


PART I
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 12

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

    Financial information concerning the Company's business segments appears in
Note 20 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 1997 Financial Review Section of the Annual Report.

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

    The Company's industrial gas business involves two principal modes of supply:

    "Tonnage" or "on-site" supply -- For large volume or "tonnage" users of industrial gases, a plant is built adjacent to or near the customer's facility -- hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In at least six areas -- the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Los Angeles, California; Phoenix, Arizona; Central Louisiana; and Rotterdam, The Netherlands -- Air Products' hydrogen, oxygen, carbon monoxide or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Korea, Thailand, Malaysia and Taiwan.

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

    Tonnage and merchant sales of atmospheric gases -- oxygen, nitrogen and argon -- constituted approximately 24% of Air Products' consolidated sales in fiscal 1997 and were approximately 28% and 29% in fiscal years 1996 and 1995, respectively. Tonnage and merchant sales of industrial gases -- principally oxygen, nitrogen and hydrogen -- to the chemical process industry, the electronics industry and the basic steel industry, the largest consuming industries, were approximately 14%, 10% and 5%, respectively, of Air Products' consolidated sales in fiscal 1997.

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

    Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 111 offices in 38 states in the United States and Puerto Rico, and from 159 offices in 23 foreign countries. In addition, industrial gas companies in which the Company has investments operate in 29 foreign countries. See "Foreign Operations" on pages 4 and 5 of this report.

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

POLYMER CHEMICALS

      Air Products' polymer chemicals are water-based and water-soluble products derived primarily from vinyl acetate monomer. The principal products of these businesses are polymer emulsions, pressure sensitive adhesives, and polyvinyl alcohol. Total sales from these businesses constituted approximately 12% of Air Products' consolidated sales in fiscal year 1997, 13% in fiscal year 1996 and 14% in fiscal year 1995, respectively.

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

PERFORMANCE CHEMICALS

      Air Products' performance chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides. The principal products of these businesses are specialty additives, polyurethane additives and epoxy additives. Total sales from these businesses constituted approximately 8% of Air Products' consolidated sales in fiscal year 1997, 10% in fiscal year 1996 and 9% in fiscal year 1995.

      Specialty Additives - These products are primarily acetylenic alcohols and amines which are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations and corrosion inhibitors.

      Polyurethane Additives - These products include catalysts and surfactants which are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding and automobile seating.

      Epoxy Additives - These products include polyamides, aromatic amines, cycloaliphatic amines, reactive diluents and specialty epoxy resins which are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites and electrical laminates.

CHEMICAL INTERMEDIATES

      The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 11% of Air Products' consolidated sales in each of fiscal years 1997 and 1996, and 12% in fiscal year 1995.

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

                                       * * *

      Chemical sales are supported from various locations in the United States, England, Germany, Brazil, Mexico, the Netherlands, Japan, China, Singapore and South Africa and through sales representatives or distributors in most industrialized countries. Dry products are delivered in railcars, trucks, drums, bags and cartons. Liquid products are delivered by barge, rail tank cars, tank-trailers, drums and pails, and, at one location, by pipeline.

      The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see "Raw Materials and Energy"), and will continue to be affected by various environmental and health laws and regulations (see "Environmental Controls").

      Early in fiscal 1998, the Company announced it had begun discussions towards combining its emulsion and redispersible powder activities with those of Wacker-Chemie GmbH.

                             EQUIPMENT AND SERVICES

    The equipment business of Air Products designs, manufactures and supplies cryogenic and other process equipment, and includes the Company's power generation business, and its flue gas treatment business.

EQUIPMENT

    The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, hydrogen purification, and nitrogen rejection. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the industrial gases segment and for sale in industrial markets which include the Company's international industrial gas affiliates.

    The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $310 million on September 30, 1997, approximately 40% of which relates to natural gas liquefaction, as compared with a total backlog of approximately $306 million on September 30, 1996. It is expected that approximately $237 million of the backlog on September 30, 1997, will be completed during fiscal 1998.

POWER GENERATION

    Air Products constructed, operates and has a 50% interest in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida; and a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, The Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.9% interest, is being constructed in Thailand that will supply electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate.

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

    Additional information with respect to the Company's power generation and flue gas treatment businesses is included in Notes 8 and 16 to the Consolidated Financial Statements included under Item 8 herein.


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

    Majority and wholly owned subsidiaries operate in Australia, Brazil, Canada and Mexico and in 12 countries in Europe and 7 countries in Asia. The Company also has less than controlling interests in industrial gas companies in Mexico and in 5 countries in Europe and 7 countries in Asia. Air Products also has a 70% owned subsidiary engaged in the specialty gas and helium business as well as a 62.5% owned subsidiary engaged in the gas membrane business in China, a 51% owned subsidiary engaged in the manufacture and sale of polymer emulsions in Mexico, a 58% owned subsidiary engaged principally in cryogenic equipment manufacturing in the Czech Republic and 50% owned companies in France and South Africa (industrial gases). The Company and a French industrial gas company each have a 24.5% interest in an Algerian company that owns and operates a helium purification and liquefaction plant which provides helium to Air Products and the French industrial gas company.

    Financial information about Air Products' foreign operations and investments is included in Notes 8, 10 and 20 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency" and information on Company exposure to currency fluctuations is included in Note 5 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $555 million, $459 million and $415 million in 1997, 1996 and 1995, respectively. Total export sales in fiscal 1997 include $98 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.


TECHNOLOGY DEVELOPMENT

    Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester and Basingstoke, England; and Utrecht, Netherlands. The Company also funds and works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

    The Company's market-oriented approach to technology development encompasses research and development, and engineering as well as commercial development.

    The amount expended by the Company on research and development during each of fiscal 1997 and 1996 was $114 million and $103 million during fiscal 1995.

    In the industrial gases and equipment and services segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics, polymer, petroleum, rubber, plastics, food processing and paper industries. Through fundamental research into sieve and polymer materials, advanced process engineering and integrated manufacturing methods, the Company discovers, develops and improves the economics of noncryogenic gas separation technologies. Additionally, technology development for the equipment and services businesses is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production and separation and in power production.

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

    As of November 1, 1997, Air Products owned 974 United States patents and 1,753 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

RAW MATERIALS AND ENERGY

    The Company manufactures hydrogen, carbon monoxide, synthesis gas, anhydrous ammonia, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 8% of the Company's consolidated sales in fiscal 1997. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer, which supports the polymer business, the Company is heavily dependent on a single supplier, under a long-term contract, which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, polyvinyl alcohol, amines, polyurethane intermediates, specialty additives, polyurethane additives and epoxy additives. Such products accounted for approximately 31% of the Company's consolidated sales in fiscal 1997. Natural gas is an energy source at a number of the Company's facilities.

    The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant industrial gas business of the Company.

    In addition, the Company purchases finished and semifinished materials and chemical intermediates from many suppliers. During fiscal 1997, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.


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

    The amounts charged to earnings on an after-tax basis related to environmental protection totaled $26 million in 1997, and $27 million both in 1996 and 1995. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $27 million in 1998 and $29 million in 1999.

    Although precise amounts are difficult to define, the Company estimates that in fiscal 1997 it spent approximately $8 million on capital projects to control pollution (including expenditures associated with new plants) versus $11 million in 1996. Capital expenditures to control pollution in future years are estimated at $9 million in 1998 and $8 million in 1999.

    The exact amount to be expended by the Company and its power generation business joint ventures on equipment to control pollution will depend upon the timing of the capital projects and timing and content of regulations promulgated by environmental regulatory bodies during the life of any capital investment. Efforts are made to pass these costs through to customers. To the extent long-term contracts have been entered into for supply of product such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

    It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $17 million to a reasonably possible upper exposure of $39 million. The balance sheet at 30 September 1997 includes an accrual of $33 million and a receivable balance of $1 million relating to third party recoveries. At 30 September 1996, the balance sheet accrual was $32 million, and the receivable balance was $1 million.

    In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA corrective action remediation. The Company estimates capital costs to implement the anticipated remedial program will range from $26-$33 million. Spending was $1 million in fiscal 1997 and is estimated at $9 million for fiscal 1998 and $8 million for 1999. Operating and maintenance expenses associated with continuing the remedial program are estimated to be approximately $1 million per year beginning in fiscal 1998 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. The cost estimates have not been reduced by the value of such reimbursement, which the Company believes is probable of realization.

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

AMERICAN REF-FUEL

    In December 1997, the Company sold its interest in American Ref-Fuel, its waste-to-energy partnerships with Browning-Ferris Industries, Inc., to a limited liability company formed by Duke Energy Power Services and United American Energy Corp. From this transaction, Air Products expects to record an after-tax gain of approximately $35 million. As part of the transaction, Duke Energy Capital Corporation, the parent of Duke Energy Power Services, will assume or guarantee the Company's obligations under the financial support arrangements as outlined in Note 16 to the Consolidated Financial Statements included under Item 8 herein. The Company will retain a limited partnership interest, entitling it to the settlement proceeds in one project which is undergoing a power contract restructuring. The restructuring is expected to be completed within one year.


EMPLOYEES

     On September 30, 1997, the Company (including majority-owned subsidiaries) had approximately 16,400 full-time employees of whom approximately 6,250 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations, which expire on various dates over the next three years. The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

EXECUTIVE OFFICERS OF THE COMPANY

    The Company's executive officers, their respective positions and their respective ages on December 15, 1997 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

          NAME           AGE                     OFFICE
          ----           ---                     ------

James H. Agger            61    Senior Vice President, General Counsel and
      (D)(E)                    Secretary (became Senior Vice President in 1997)



Robert E. Gadomski        50    Executive Vice President--Chemicals
      (D)(E)                    (became Executive Vice President--Chemicals
                                in 1996; Group Vice President--Chemicals
                                Group 1992-1996)


John P. Jones, III        47    Executive Vice President--Gases and Equipment
      (D)(E)                    (became Executive Vice President--Gases and
                                Equipment in 1996; President--Air Products
                                Europe, Inc. 1993-1996; Group Vice
                                President--Process Systems Group 1992-1993)


Joseph J. Kaminski        58    Corporate Executive Vice President
       (A)(D)(E)                (became Corporate Executive Vice President in
                                1996; Executive Vice President--Gases and
                                Equipment 1993-1996; President--Air Products
                                Europe, Inc. prior thereto)


Arnold H. Kaplan          58    Senior Vice President--Finance
       (D)(E)                   (became Senior Vice President--Finance in
                                1997; Vice President--Finance in 1996; Vice
                                President--Energy and Materials prior thereto)


Harold A. Wagner          62    Chairman of the Board, President and Chief
      (A)(B)(C)(D)(E)           Executive Officer (became Chairman of the
                                Board and Chief Executive Officer in 1992)



--------------------

(A) Member, Board of Directors.
(B) Member, Executive Committee of the Board of Directors.
(C) Member, Finance Committee of the Board of Directors.
(D) Member, Management Committee.
(E) Member, Corporate Executive Committee.


ITEM 2.  PROPERTIES.

    The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England, and Brampton, near Toronto, Canada, and in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, People's Republic of China; Singapore and Sao Paulo, Brazil. The management considers the Company's facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 1997.


INDUSTRIAL GASES

    The industrial gases segment has approximately 176 plant facilities in 38 states, the majority of which recover nitrogen, oxygen and argon. The Company has seven facilities which produce specialty gases and 27 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 119 sales offices and/or cylinder distribution centers located in 40 states.

    The property on which the above plants are located are owned by Air Products at approximately one-fourth of the locations, and leased by Air Products at the remaining locations. However, in virtually all cases, the plant itself is owned and operated by Air Products. Air Products owns approximately half of its sales offices and cylinder distribution centers, including related real estate, and leases the other half.

    Air Products' European plant facilities total 59, and include eight plants which recover hydrogen, six plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen and argon. In addition, there are five specialty gas centers. There is a combined total of 107 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia and the Middle East. Representative offices are located in Taiwan and in Beijing and Shanghai in the People's Republic of China.


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

    The chemicals segment has 16 plant facilities, four sales offices and one laboratory in the United States and operates one plant, seven sales/representative offices and two laboratories in Europe, laboratories in Brazil, and Korea, one plant in Mexico, one plant in Korea, and sales offices in Australia, Brazil, Mexico, Japan, Korea, Singapore and representative offices in Beijing, Shanghai and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate thereunder are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.


EQUIPMENT AND SERVICES

    The principal facilities utilized by the equipment and services segment include five plants and two sales offices in the United States, three plants and three offices in Europe, one office in Japan and one plant and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.


ITEM 3.  LEGAL PROCEEDINGS.

    In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Included in these claims and actions are proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA) and similar state environmental laws relating to the designation of certain sites for investigation or remediation. There are presently approximately 50 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. While monetary sanctions have not yet been determined, they may exceed $100,000. Additional information on the Company's environmental exposure is included under Environmental Controls on pages 6 and 7 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Market and dividend information for the Company's Common Stock appears under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1997 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding.

    As of November 28, 1997, there were 11,355 record holders of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.

    The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on pages 32 and 33 of the 1997 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The textual information appearing under "Management's Discussion and Analysis" on pages 2 through 7 of the 1997 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The textual information appearing under "Financial Instruments Sensitivity Analysis" on pages 7 and 8 of the 1997 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS.

    The consolidated financial statements and the related notes thereto together with the report thereon of Arthur Andersen LLP dated 4 November 1997, appearing on pages 9 through 31 of the 1997 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The biographical information relating to the Company's directors contained on pages 2 through 5 of the Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

    The information under "Other Relationships and Transactions", "Remuneration of Directors", "Report of the Management Development and Compensation Committee", "Compensation, Option and Long-Term Incentive Plan Tables", "Stock Performance Information", "Pension Plans", and "Certain Agreements with Executive Officers" appearing on pages 7 through 19 of the Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required for this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" contained on pages 19 through 22 of the Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under "Other Relationships and Transactions" appearing on page 7 of the Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

        1. The 1997 Financial Review Section of the Company's 1997 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

        (PAGE REFERENCES TO 1997 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT)

    Management's Discussion and Analysis.....................................  2
    Report of Independent Public Accountants.................................  9
    Consolidated Income for the three years ended 30 September 1997.........  10
    Consolidated Balance Sheets at 30 September 1997 and 1996...............  11
    Consolidated Cash Flows for the three years ended 30 September 1997.....  12
    Consolidated Shareholders' Equity for the three years ended 30
    September 1997..........................................................  13
    Notes to Consolidated Financial Statements..............................  14
    Business Segment and Geographic Information.............................  29
    Eleven-Year Summary of Selected Financial Data..........................  32

        2. The following additional information should be read in conjunction with the financial statements in the Company's 1997 Financial Review Section of the Annual Report to Shareholders:

                        (PAGE REFERENCES TO THIS REPORT)

    Report of Independent Public Accountants on Schedule..................... 17
    Consent of Independent Public Accountants................................ 17

        Consolidated Schedule for the years ended 30 September 1997, 1996 and 1995 as follows:

   SCHEDULE
    NUMBER
    ------

    VIII   Valuation and Qualifying Accounts................................. 18

        All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

        3. Exhibits.

EXHIBIT NO. DESCRIPTION

(3)         Articles of Incorporation and By-Laws.

3.1 By-Laws of the Company. (Filed as Exhibit 3.1 to the Company's Form 8-K Report dated September 18, 1997.)*

3.2         Restated Certificate of Incorporation of the Company. (Filed as
            Exhibit 3.2 to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

3.3 Amendment to the Restated Certificate of Incorporation of the Company dated January 25, 1996. (Filed as Exhibit 3.3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

(4) Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

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

10.2(c) 1997 Long-Term Incentive Plan of the Company effective October 1, 1996. (Filed as Exhibit 10.2(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

10.3 1990 Annual Incentive Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.3 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.3(a)     1997 Annual Incentive Plan of the Company effective October 1, 1996.

10.4 Supplementary Pension Plan of the Company, as amended effective October 1, 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.4(a) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

10.4(d) Amended and Restated Trust Agreement by and between the Company and Provident National Bank relating to the Supplementary Pension Plan dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.4(e) Amendment to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. (previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1995. (Filed as Exhibit 10.4(g) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.4(f) Amendment to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. (previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1997.

10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.5(a) Trust Agreement by and between the Company and Provident National Bank relating to the Supplementary Savings Plan dated as of October 31, 1989. (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

10.5(b) Amendment to the Trust Agreement by and between the Company and PNC Bank, N.A. (previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1995. (Filed as Exhibit 10.5(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

10.5(c) Amendment to the Trust Agreement by and between the Company and PNC Bank, N.A. (previously Provident National Bank) relating to the Supplementary Pension Plan and Supplementary Savings Plan dated May 1, 1997.

10.6(a) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective November 21, 1996. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

10.6(b) Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as Exhibit 10.6(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

10.6(c) Stock Option Plan for Directors of the Company, effective January 27, 1994.

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

(12)        Computation of Ratios of Earnings to Fixed Charges.

(13) 1997 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 1997, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

(21)        Subsidiaries of the registrant.

(24)        Power of Attorney.

(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(27)(b) Reports on Form 8-K filed during the quarter ended September 30, 1997.

            Current Reports on Form 8-K dated July 24, 1997, September 18, 1997, October 13, 1997, and October 23, 1997, were filed in which Item 5 of such Form was reported.

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

Dated: December 11, 1997

                                     AIR PRODUCTS AND CHEMICALS, INC.
                                               (Registrant)

                                            By:      /s/ Arnold H. Kaplan
                                                --------------------------------
                              Arnold H. Kaplan, Senior Vice President -- Finance
                                        Principal Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                      TITLE                                        DATE
         ---------                      -----                                        ----


   /s/ Harold A. Wagner         Director, Chairman of the                      December 11, 1997
   --------------------         Board and President
    (Harold A. Wagner)          (Principal Executive Officer)



   /s/ Paul E. Huck             Vice President and Corporate Controller        December 11, 1997
   --------------------         (Principal Accounting Officer)
      (Paul E. Huck)



             *                  Director                                       December 11, 1997
   --------------------
     (Dexter F. Baker)



             *                  Director                                       December 11, 1997
   --------------------
     (Tom H. Barrett)



            *                   Director                                       December 11, 1997
   --------------------
     (L. Paul Bremer)



            *                   Director                                       December 11, 1997
   --------------------
      (Robert Cizik)



            *                   Director                                       December 11, 1997
   --------------------
      (Ruth M. Davis)



            *                   Director                                       December 11, 1997
   --------------------
  (Edward E. Hagenlocker)

         SIGNATURE                      TITLE                             DATE
         ---------                      -----                             ----



            *                        Director                      December 11, 1997
------------------------
    (James F. Hardymon)



            *                        Director                      December 11, 1997
------------------------
   (Joseph J. Kaminski)



            *                        Director                      December 11, 1997
------------------------
   (Terry R. Lautenbach)



            *                        Director                      December 11, 1997
------------------------
 (Rudolphus F. M. Lubbers)



------------------------             Director
      (Takeo Shiina)



            *                        Director                      December 11, 1997
------------------------
   (Lawrason D. Thomas)




* James H. Agger, Senior Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.







                                              /s/ James H. Agger
                                              ---------------------
                                                  James H. Agger
                                                  Attorney-in-Fact

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To: Air Products and Chemicals, Inc.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated 4 November 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
4 November 1997


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



To: Air Products and Chemicals, Inc.

    As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-33851, 333-02461, 33-2068, 33-57017, 333-36231, 33-57023,
33-65117, 333-21145, 333-18955 and 333-21147).





                                                ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
10 December 1997

                                                                   SCHEDULE VIII
                                                                   CONSOLIDATED



                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED 30 SEPTEMBER 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                         COLUMN B           COLUMN C                       COLUMN D                     COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       OTHER CHANGES
                                                           ADDITIONS                INCREASE (DECREASE)
                                                  --------------------------        -------------------
                                       BALANCE AT                   CHARGED         CUMULATIVE                          BALANCE
                                       BEGINNING    CHARGED TO     TO OTHER         TRANSLATION                        AT END OF
   CLASSIFICATION                      OF PERIOD    EXPENSE       ACCOUNTS(1)       ADJUSTMENTS        OTHER(2)         PERIOD
----------------------------------------------------------------------------------------------------------------------------------
                                                                      (IN MILLIONS OF DOLLARS)
Amounts deducted in the consolidated
balance sheet from the asset to which
it applies:

YEAR ENDED 30 SEPTEMBER 1997
  Allowance for doubtful accounts        $ 13        $ 6              $  6              $  (1)          $ (4)            $ 20
                                         ====        ====             ====              =====           ====             =====

YEAR ENDED 30 SEPTEMBER 1996
  Allowance for doubtful accounts        $ 14        $ 5              $  1              $  --           $ (7)            $ 13
                                         ====        ====             ====              =====           ====             =====

YEAR ENDED 30 SEPTEMBER 1995
  Allowance for doubtful accounts        $ 13        $ 8              $ (1)             $  --           $ (6)            $ 14
                                         ====        ====             ====              =====           ====             =====





NOTES:

    (1) Includes collections on accounts previously written off and additions applicable to businesses acquired.

    (2) Primarily includes write-offs of uncollectible accounts.