Form 10-Q
period 1997-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1998-02-12
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 December 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                          Commission file number 1-4534

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


           7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code   610-481-4911

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at 6 February 1998
--------------------------                     ---------------------------------
Common Stock, $1 par value                                117,684,621

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 December 1997 and 30 September 1997 ..............................................    3

    Consolidated Income -
       Three Months Ended 31 December 1997 and 1996 ........................................    4

    Consolidated Cash Flows -
       Three Months Ended 31 December 1997 and 1996 ........................................    5

    Notes to Consolidated Financial Statements .............................................    6

    Management's Discussion and Analysis ...................................................    8

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..............................................   14

    Signatures .............................................................................   15

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

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)

                                                                31 December 1997  30 September 1997
                                                                ----------------  -----------------
                                     ASSETS

   CURRENT ASSETS

   Cash and cash items ....................................         $   85.9          $   52.5
   Trade receivables, less allowances for doubtful accounts            860.8             879.6
   Inventories ............................................            406.0             386.5
   Contracts in progress, less progress billings ..........             93.9             121.3
   Other current assets ...................................            229.1             184.4
                                                                    --------          --------
   TOTAL CURRENT ASSETS ...................................          1,675.7           1,624.3
                                                                    --------          --------
   INVESTMENTS ............................................            328.6             576.8
                                                                    --------          --------
   PLANT AND EQUIPMENT, at cost ...........................          8,847.7           8,727.3
     Less - Accumulated depreciation ......................          4,372.5           4,286.1
                                                                    --------          --------
   PLANT AND EQUIPMENT, net ...............................          4,475.2           4,441.2
                                                                    --------          --------
   GOODWILL ...............................................            258.7             248.6
                                                                    --------          --------
   OTHER NONCURRENT ASSETS ................................            336.3             353.2
                                                                    --------          --------
   TOTAL ASSETS ...........................................         $7,074.5          $7,244.1
                                                                    ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


   CURRENT LIABILITIES

   Payables, trade and other ..............................         $  612.9          $  616.6
   Accrued liabilities ....................................            239.4             315.7
   Accrued income taxes ...................................            195.4              15.9
   Short-term borrowings ..................................             64.8             100.9
   Current portion of long-term debt ......................             47.8              75.5
                                                                    --------          --------
   TOTAL CURRENT LIABILITIES ..............................          1,160.3           1,124.6
                                                                    --------          --------
   LONG-TERM DEBT .........................................          2,234.7           2,291.7
                                                                    --------          --------
   DEFERRED INCOME AND OTHER NONCURRENT
     LIABILITIES ..........................................            467.8             449.7
                                                                    --------          --------
   DEFERRED INCOME TAXES ..................................            616.3             730.0
                                                                    --------          --------
   TOTAL LIABILITIES ......................................          4,479.1           4,596.0
                                                                    --------          --------

   SHAREHOLDERS' EQUITY

   Common stock, par value $1 per share ...................            124.7             124.7
   Capital in excess of par value .........................            452.1             453.0
   Retained earnings ......................................          3,118.3           2,990.2
   Unrealized gain on investments .........................              4.5               6.9
   Cumulative translation adjustments .....................           (218.9)           (186.1)
   Treasury stock, at cost ................................           (442.0)           (297.3)
   Shares in trust ........................................           (443.3)           (443.3)
                                                                    --------          --------
   TOTAL SHAREHOLDERS' EQUITY .............................          2,595.4           2,648.1
                                                                    --------          --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............         $7,074.5          $7,244.1
                                                                    ========          ========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                               CONSOLIDATED INCOME

(Millions of dollars, except per share)

                                                                             Three Months Ended
                                                                                 31 December
                                                                       ----------------------------
                                                                          1997               1996
                                                                       ----------         ----------
SALES AND OTHER INCOME
Sales                                                                  $  1,234.8         $  1,120.9
Other income (expense), net                                                  (5.3)               9.4
                                                                       ----------         ----------
                                                                          1,229.5            1,130.3
                                                                       ----------         ----------
COSTS AND EXPENSES
Cost of sales                                                               720.7              692.7
Selling, distribution and administrative                                    269.9              241.5
Research and development                                                     26.3               26.7
                                                                       ----------         ----------
OPERATING INCOME                                                            212.6              169.4
Income from equity affiliates, net
 of related expenses                                                          5.7               18.7

Gain on Ref-Fuel Sale and Contract
 Settlement                                                                  75.2                 --

Interest expense                                                             40.2               39.9
                                                                       ----------         ----------
INCOME BEFORE TAXES                                                         253.3              148.2

Income taxes                                                                 92.8               48.3
                                                                       ----------         ----------
NET INCOME                                                             $    160.5         $     99.9
                                                                       ==========         ==========
BASIC EARNINGS PER COMMON SHARE                                        $     1.47         $      .91
                                                                       ----------         ----------
DILUTED EARNINGS PER COMMON SHARE                                      $     1.44         $      .89
                                                                       ----------         ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (in millions)                     109.1              110.3
                                                                       ----------         ----------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES (in millions)                                           111.4              112.5
                                                                       ----------         ----------
DIVIDENDS DECLARED PER COMMON SHARE - Cash                             $      .30         $     .275
                                                                       ----------         ----------

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

(Millions of dollars)

                                                                                        Three Months Ended
                                                                                           31 December
                                                                                     ------------------------
                                                                                      1997             1996
                                                                                     -------          -------
OPERATING ACTIVITIES

Net Income                                                                           $ 160.5          $  99.9
   Adjustments to reconcile income to cash provided by operating activities:
     Depreciation                                                                      117.6            108.1
     Deferred income taxes                                                              17.5             15.1
     Ref-Fuel divestiture deferred income taxes                                        (80.3)            --
     Impairment loss                                                                    --                9.3
     Undistributed (earnings) of unconsolidated affiliates                              34.0            (14.5)
     Gain on sale of assets and investments                                            (82.9)           (10.2)
     Other                                                                              30.2             29.3
     Working capital changes that provided (used) cash, net of effects of acquisitions:
       Trade receivables                                                                53.6            (50.8)
       Other receivables                                                               (17.4)            50.9
       Inventories and contracts in progress                                             6.0            (54.0)
       Payables, trade and other                                                        (4.4)            82.1
       Accrued liabilities                                                             (86.2)           (53.1)
       Accrued income taxes                                                            151.8             29.3
       Other                                                                           (20.6)           (12.3)
     Cash provided by (used for) discontinued operations                                (3.2)              --
                                                                                     -------          -------
CASH PROVIDED BY OPERATING ACTIVITIES                                                  276.2            229.1
                                                                                     -------          -------
INVESTING ACTIVITIES

Additions to plant and equipment                                                      (154.9)          (303.0)
Acquisitions, less cash acquired                                                       (16.6)          (292.2)
Investment in and advances to unconsolidated affiliates                                 (4.5)           (20.1)
Proceeds from sale of assets and investments                                           248.3             36.4
Other                                                                                    (.9)             4.6
                                                                                     -------          -------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                        71.4           (574.3)
                                                                                     -------          -------
FINANCING ACTIVITIES

Long-term debt proceeds                                                                  2.0            325.5
Payments on long-term debt                                                             (43.5)            (2.9)
Net increase (decrease) in commercial paper                                            (65.5)           193.0
Net increase (decrease) in other short-term borrowings                                 (24.6)             6.1
Dividends paid to shareholders                                                         (33.0)           (30.2)
Purchase of Treasury Stock                                                            (150.0)           (75.0)
Other                                                                                    1.4              9.6
                                                                                     -------          -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      (313.2)           426.1
                                                                                     -------          -------
Effect of Exchange Rate Changes on Cash                                                 (1.0)             1.1
                                                                                     -------          -------
Increase in Cash and Cash Items                                                         33.4             82.0
Cash and Cash Items - Beginning of Year                                                 52.5             78.7
                                                                                     -------          -------
Cash and Cash Items - End of Period                                                  $  85.9          $ 160.7
                                                                                     =======          =======

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On 1 October 1997, the Company adopted Statement of Position 96-1, "Environmental Remediation Liabilities." This statement had minimal impact on the financial statements.

Effective 31 December 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 129 does not change the currently reported disclosures, while SFAS No. 128 establishes new accounting and disclosure for earnings per share (EPS). The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)
Three months ended 31 December             1997             1996
                                        ------------------------
Numerator for basic EPS
and diluted EPS-net income             $  160.5         $   99.9

Denominator for basic EPS
-weighted average shares                  109.1            110.3

Effect of diluted securities:
  Employee stock options                    1.9              1.8
  Other award plans                         0.4              0.4
                                        ------------------------
                                            2.3              2.2

Denominator for diluted EPS
-weighted average shares and
assumed conversions                       111.4            112.5
                                       =========================
Basic EPS                              $   1.47         $    .91
                                       =========================
Diluted EPS                            $   1.44         $    .89
                                       =========================


Options on 2.6 million shares of common stock were not included in computing diluted EPS because their effects were antidilutive. The potential dilutive effect of these options can not be estimated based on current information.

In December 1997, the Company sold its 50% interest in American Ref-Fuel Company, its former waste-to-energy joint venture with Browning-Ferris Industries, Inc.(BFI), to a limited liability company (LCC) formed by Duke Energy Power Services and United American Energy Corporation. This transaction provides for the sale of Air Products' interest in American Ref-Fuel's five waste-to-energy facilities for $237 million, and the assumption of various parental support agreements by Duke Energy Capital Corporation, the parent company of Duke Energy Power Services. The income statement for the three months ended 31 December 1997 includes a gain of $62.6 million from this sale, ($35.1 million after tax or $.32 per share.) Air Products retained a limited partnership interest in one project which is undergoing a power agreement restructuring. The restructuring is expected to be completed within the calendar year. Fiscal 1997 results included equity affiliates' income related to American Ref-Fuel of $21.4 million before taxes of which $2.3, $.8, $9.6 and $8.7 million was included in the first through fourth quarters respectively.

The results for the three months ended 31 December 1997 also include a gain of $12.6 million from a cogeneration project contract settlement ($7.6 million after tax or $.07 per share.)

The Company completed the sale of the landfill gas recovery business, GSF Energy Inc., during the three months ended 31 December 1996. A gain of $9.5 million ($5.9 million after tax, or $.05 per share) was recorded.

During the three months ended 31 December 1996, an impairment loss of $9.3 million ($6.0 million after tax, or $.05 per share) was recorded in the chemicals segment. The write-down was related to production assets in the performance chemicals division and the related goodwill.

On 22 October 1996, the Company obtained control of Carburos Metalicos S.A. (Carburos). In October 1996, the Company increased its ownership percentage in Carburos from 47.6% to 96.7% of the outstanding shares in Carburos. The results for the three months ended 31 December 1996 contained approximately six weeks of consolidated operating results for Carburos. Previously, the Company accounted for its investment using the equity method.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

             FIRST QUARTER FISCAL 1998 VS. FIRST QUARTER FISCAL 1997
             -------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first quarter of fiscal 1998 were a record $1,234.8 million, 10% higher than in the same quarter of the prior year while operating income, another record, was up $43.2 million, or 26%, to $212.6 million. Profits of equity affiliates decreased $13.0 million to $5.7 million for the three months ended 31 December 1997. Net income was $160.5 million, or $1.47 basic earnings per share, compared to net income of $99.9 million, or $.91 basic earnings per share, in the year-ago quarter. The current quarter included two special items: an after-tax gain of $35.1 million, or $.32 per share from the sale of the Company's 50% interest in American Ref-Fuel Company and a gain of $7.6 million, or $.07 per share from a cogeneration project contract settlement. Excluding these special items, net income was $118 million, or $1.08 basic earnings per share.

These record results were achieved in spite of unfavorable foreign currency impacts. In this quarter, foreign exchange and currency translation losses reduced net income growth by $19 million or $.17 per share. Foreign exchange losses for the quarter resulted in a net income loss of $13 million or $.12 per share versus a $1 million net income gain or $.01 per share in last year's first quarter. These foreign exchange losses are principally associated with the Company's gases segment Asian equity affiliates. A stronger U.S. dollar versus most of the world's currencies resulted in a reduction of net income of $5 million or $.04 per share when the operating results of the Company's foreign operations were translated to U.S. dollars using this quarter's rates compared to the rates of the prior year quarter. This impact was principally in the Company's European gases and chemicals businesses.

Record consolidated sales were achieved, in spite of a 2% unfavorable currency related impact. Strong volume growth in the United States and Europe coupled with a full quarter of Carburos consolidation also produced record sales results in the gases segment. Broad-based volume gains in the chemicals businesses, likewise produced record sales. Due to several large equipment bookings in the first quarter of the prior year, the equipment segment sales declined.

Strong underlying volume growth in gases and chemicals, a favorable product mix in equipment, overall continuing productivity gains and outstanding chemicals manufacturing performance produced most of the record operating income growth. A full quarter of consolidated Carburos results accounted for about a fifth of the operating income growth.

Equity affiliates' income declined principally due to the impacts of currency and unfavorable business conditions in the gases Asian affiliate results. About a third of the decline is due to a full quarter of Carburos consolidation versus half a quarter in the prior year.

INDUSTRIAL GASES - Sales increased 18% to $727.0 million in the first quarter of fiscal 1998 while operating income increased 24% to $147.2 million. Strong volume gains in worldwide merchant and tonnage gases combined with a full quarter of consolidated Carburos results accounted for record sales. Unfavorable currency effects, primarily European, decreased year-to-year sales growth by approximately 3%. Excluding the Carburos consolidation and weaker currency effects, there was strong sales growth exceeding 15%. There was no discernible price movement for worldwide merchant gases. Merchant gases volumes grew 11% and 8% in the United States and Europe respectively, consistent with broad end-use market growth and new business signings. Tonnage gases volume growth in the United States was 10%. In Europe, tonnage volumes grew 20% over the prior year as investments continued to load, as well as the impact of prior year outages. Operating income growth was driven by the volume impact on both tonnage and merchant systems. Operating margin increased .9% from the prior year.

Equity affiliates' income for the first quarter of fiscal 1998 decreased to $.4 million compared to $12.0 million in the prior year. This decrease was due primarily to unfavorable foreign exchange effects in Asia and the movement of Carburos to consolidated results for the entire quarter of the current year. The prior period results included approximately seven weeks of Carburos in equity affiliates' income.

CHEMICALS- Record sales in the first quarter of fiscal 1998 of $380.9 million increased $34.7 million or 10%. Operating income increased $23.9 million to $68.4 million. The results of the prior year were reduced $9.3 million due to the impairment loss in the polyurethane release agents business. Excluding this prior year loss, fiscal 1998 operating income grew 27%. This substantial growth resulted from broad-based volume growth, favorable product mix, continued productivity gains and exceptional manufacturing plant performance. The broad-based volume gains were led by the growth in both polymers and amines. Amines grew 23% with good base business growth, a major customer's order pattern relative to the prior year, and contributions from prior year acquisitions. Additional international acquisitions and ventures have been announced in the polymers and amines businesses. The current year operating margin of 18% is substantially higher than the prior year margin of 15.5%, excluding the impairment loss. The current year margin is above the normalized trend line. The Asian currency impact on exports combined with margin pressure created by potential higher Asian imports is a significant uncertainty.

EQUIPMENT AND SERVICES - Sales decreased to $126.9 million from the unusually high level in the year-ago quarter as the prior year's results included the initial sales booking for several large projects. Operating income was up $7.0 million to $12.6 million due to a favorable project mix. Sales backlog for the equipment product line declined to $277 million at 31 December 1997. This backlog compares to $310 million at 30 September 1997 and $431 million at 31 December 1996. The backlog's downward trend is reflective of the cyclical nature of this business.

Equity affiliates' income for the first quarter of fiscal 1998 increased $.9 million to $4.4 million. The improved results reflect improved operating performance at the power generation facilities.

CORPORATE AND OTHER - Sales declined to zero in the first quarter of 1998 due to the sale of the landfill gas recovery business in the first quarter of the prior year. Operating income declined $16.6 million to a loss of $15.6 million. Prior year results include a gain of $9.5 million related to the sale of the landfill gas recovery business, GSF Energy Inc. Excluding this gain, operating income decreased $7.1 million due primarily to unfavorable foreign exchange impacts.

Equity affiliates' income for the first quarter of fiscal 1998 decreased to $.9 million due to the sale of the Company's 50% interest in American Ref-Fuel Company.

INTEREST

Interest expense of $40.2 million is approximately at the level of the prior fiscal year first quarter. The average debt balance, capitalized interest, and interest rates are essentially unchanged.

INCOME TAXES

The consolidated effective tax rate on income was 36.6%. Excluding the tax rate impact on the gain from the sale of the American Ref-Fuel Company and the gain on the cogeneration power contract settlement, the effective tax rate is 33.9%. This rate is 1.3% higher than the prior year because of lower gases equity affiliates' income which is reported on a net of tax basis.

ACCOUNTING CHANGES

On 1 October 1997, the Company adopted Statement of Position 96-1, "Environmental Remediation Liabilities." This statement had minimal impact on the financial statements.

Effective 31 December 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 129 does not change the currently reported disclosures, while SFAS No. 128 establishes new accounting and disclosure for earnings per share.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June of 1997. These standards establish new disclosures for comprehensive income and segments and will be effective for fiscal 1999. New disclosures will include a comprehensive income number, operating segments in accordance with internal management structure, and geographic sales by destination rather than source.

As of 1 January 1998, the Company will cease applying highly inflationary accounting to operations in Brazil. For operations that used the U.S. dollar for translation, due to hyper-inflationary conditions, the functional currency will be the Brazilian Real. No material effects on the financial statements result from this change.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1998 totaled $186.9 million compared to $617.4 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $303.0 million during the first three months of fiscal 1997 to $154.9 million during the current period. Prior year numbers included the acquisition of an additional 49.1% of the outstanding shares of Carburos at a cost of $288.4 million. Investments in unconsolidated affiliates were $4.5 million during the first three months of fiscal 1998 versus $20.1 million last year. Capital expenditures are expected to be approximately $1.2 billion in fiscal 1998. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first three months of fiscal 1998 ($276.2 million) combined with proceeds from the sale of assets and investments ($248.3 million) were used largely for capital expenditures ($186.9 million), purchase of common stock for treasury ($150.0 million), debt repayments ($133.6 million) and cash dividends ($33.0 million). Cash and cash items increased $33.4 million from $52.5 million at the beginning of the fiscal year to $85.9 million at 31 December 1997. The net decrease in commercial paper was $65.5 million.

Total debt at 31 December 1997 and 30 September 1997, expressed as a percentage of the sum of total debt and shareholders' equity, was 47% and 48%, respectively. Total debt decreased from $2,468.1 million at 30 September 1997 to $2,347.3 million at 31 December 1997.

There was $69.5 million of commercial paper outstanding at 31 December 1997. The Company's revolving credit commitments amounted to $600.0 million at 31 December 1997 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $86.4 million are maintained by the Company's foreign subsidiaries, of which $2.8 million was utilized at 31 December 1997.

At 31 December 1997, the Company had unutilized shelf registrations for $425.0 million of debt securities. Subsequent to 31 December 1997, the Company issued $50.0 million in notes due in 2010, with a coupon rate of 6.24%.

The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable rate debt within certain parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company enters into agreements to both effectively convert variable-rate debt to fixed-rate debt and to effectively convert fixed-rate debt to variable-rate debt, which is principally indexed to LIBOR rates. The Company has also entered into interest rate swap contracts to effectively convert the stated variable rates to interest rates based on LIBOR. The fair value gain
(loss) on the variable to variable swaps is equally offset by a fair value loss
(gain) on the related debt agreements.

The notional principal and fair value of interest rate swap agreements at 31 December 1997 and 30 September 1997 were as follows:

(Millions of dollars)

                                        31 December 1997                            30 September 1997
                               -------------------------------------           ----------------------------------
                                Notional               Fair Value               Notional              Fair Value
                                 Amount               Gain (Loss)                Amount               Gain (Loss)
                               -------------------------------------           ----------------------------------
Fixed to Variable                $511.0                  $14.6                  $461.0                   $9.6
Variable to Variable               60.0                   71.9                    60.0                   68.9
                               -------------------------------------           ----------------------------------
            Total                $571.0                  $86.5                  $521.0                  $78.5
                               =====================================           ==================================


A $34.6 million gain has been recognized in the financial statements related to the above agreements.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 December 1997 was $419.3 million. The fair value of the agreements was a gain of $17.4 million, of which a $40.9 million gain related to the currency component was recognized in the financial statements. The remaining $23.5 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1997 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $354.1 million and a gain of $7.2 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1997 is $2,494.6 million compared to a book value of $2,282.5 million.

During the first quarter of fiscal 1998, 1.9 million shares of the Company's outstanding common stock were repurchased at a cost of $150.0 million. Under the current program, the Company has repurchased 5.6 million shares at a cost of $385.3 million to date. The remainder of the program will be dependent upon ongoing capital investment requirements.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Important risk factors and uncertainties include the impact of worldwide economic growth, pricing, and other factors resulting from fluctuations in interest rates and foreign currencies, the impact of competitive products and pricing, continued success of productivity programs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                       RESTATED EARNINGS PER SHARE AMOUNTS

Effective 31 December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This standard establishes new accounting and disclosure for EPS. The EPS amounts for fiscal years 1997 and 1996 have been restated to conform to SFAS No. 128 requirements. The following table summarizes the restatement for each quarter and the years ended 30 September 1997 and 1996:

(Millions of dollars, except per share)       First          Second          Third            Fourth         Total
--------------------------------------------------------------------------------------------------------------------
30 SEPTEMBER 1997
Numerator for basic EPS
and diluted EPS-net income                   $  99.9         $ 106.0         $ 116.0         $ 107.4         $ 429.3

Denominator for basic EPS
-weighted average shares                       110.3           109.9           109.9           109.9           110.0

Effect of dilutive securities:
  Employee stock options                         1.8             1.9             1.9             2.1             2.0
  Other award plans                              0.4             0.5             0.5             0.6             0.5
                                             -----------------------------------------------------------------------
                                                 2.2             2.4             2.4             2.7             2.5
Denominator for diluted EPS
-weighted average shares
 and assumed conversions                       112.5           112.3           112.3           112.6           112.5
                                             =======================================================================

Basic EPS                                    $   .91         $   .96         $  1.06         $   .98         $  3.90
                                             =======================================================================

Diluted EPS                                  $   .89         $   .94         $  1.03         $   .95         $  3.82
                                             =======================================================================

30 SEPTEMBER 1996
Numerator for basic EPS
and diluted EPS-net income                   $  89.0         $ 135.3         $  98.0         $  94.1         $ 416.4

Denominator for basic EPS
-weighted average shares                       111.8           111.9           112.0           111.3           111.7

Effect of dilutive securities:
  Employee stock options                         1.4             1.4             1.5             1.3             1.4
  Other award plans                              0.5             0.4             0.4             0.4             0.4
                                             -----------------------------------------------------------------------
                                                 1.9             1.8             1.9             1.7             1.8
Denominator for diluted EPS
-weighted average shares
 and assumed conversions                       113.7           113.7           113.9           113.0           113.5
                                             =======================================================================

Basic EPS                                    $   .80         $  1.21         $   .88         $   .85         $  3.73
                                             =======================================================================

Diluted EPS                                  $   .78         $  1.19         $   .86         $   .83         $  3.67
                                             =======================================================================


Note: Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

                           PART II. OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)(12)                Computation of Ratios of Earnings to Fixed Charges.

    (a)(27)(i) Financial Data Schedule for the three months ended 31 December 1997, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

    (a)(27)(ii)(iii)(iv)   Restated Financial Data Schedules pursuant to Item
                           601(c)(2)(iii) of Regulation S-K, which are submitted electronically to the Securities and Exchange
                           Commission for information only, and not filed.

    (b) Current Reports on Form 8-K dated 13 October 1997 and 23 October 1997 were filed by the registrant during the quarter ended 31 December 1997 in which Item 5 of such form was reported.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Air Products and Chemicals, Inc.
                                                      (Registrant)



Date: February 12, 1998                  By:  /s/ A. H. Kaplan
                                            ----------------------------------
                                              A. H. Kaplan
                                              Senior Vice President - Finance
                                              (Chief Financial Officer)

                                INDEX TO EXHIBITS

(a)(12)                 Computation of Ratios of Earnings to Fixed Charges.

(a)(27)(i) Financial Data Schedule for the three months ended 31 December 1997, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(a)(27)(ii)(iii)(iv)    Restated Financial Data Schedules pursuant to Item
                        601(c)(2)(iii) of Regulation S-K, which are submitted electronically to the Securities and Exchange
                        Commission for information only, and not filed.

(b) Current Reports on Form 8-K dated 13 October 1997 and 23 October 1997 were filed by the registrant during the quarter ended 31 December 1997 in which Item 5 of such form was reported.