Form 10-Q
period 1998-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1998-08-13
CIK 2969

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 30 June 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ----------     -----------

                         Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                 23-1274455
  -------------------------------          ------------------------------------
  (State of Other Jurisdiction of          (I.R.S. Employer Identification No.)
        Incorporation or Organization)


            7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
            -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code 610-481-4911
                                                          --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---  --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at 7 August 1998
        --------------------------           ----------------------------
        Common Stock, $1 par value                    231,439,538

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                                      INDEX

                                                                   Page No.
                                                                   --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       30 June 1998 and 30 September 1997 .........................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 1998 and 1997 ...    4

    Consolidated Cash Flows -
       Nine Months Ended 30 June 1998 and 1997 ....................    5

    Summary by Business Segments -
       Three Months and Nine Months Ended 30 June 1998 and 1997.....   6

    Notes to Consolidated Financial Statements .....................   7

    Management's Discussion and Analysis ...........................   9

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ......................  16

    Signatures .....................................................  17


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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)
                                                   30 June       30 September
                                                     1998            1997
                 ASSETS                        --------------   --------------
                 ------
CURRENT ASSETS
Cash and cash items                               $  110.8         $   52.5
Trade receivables, less allowances for
   doubtful accounts                                 852.2            879.6
Inventories                                          424.4            386.5
Contracts in progress, less progress billings         97.3            121.3
Other current assets                                 197.8            184.4
                                                 ---------         --------

TOTAL CURRENT ASSETS                               1,682.5          1,624.3
                                                 ---------         --------

INVESTMENTS                                          361.3            576.8
                                                 ---------         --------

PLANT AND EQUIPMENT, at cost                       9,189.1          8,727.3
   Less - Accumulated depreciation                 4,569.5          4,286.1
                                                 ---------         --------

PLANT AND EQUIPMENT, net                           4,619.6          4,441.2
                                                 ---------         --------

GOODWILL                                             299.4            248.6
                                                 ---------         --------

OTHER NONCURRENT ASSETS                              385.5            353.2
                                                 ---------         --------

TOTAL ASSETS                                      $7,348.3         $7,244.1
                                                 =========         ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
Payables, trade and other                         $  530.3         $  616.6
Accrued liabilities                                  280.3            315.7
Accrued income taxes                                  74.5             15.9
Short-term borrowings                                186.7            100.9
Current portion of long-term debt                    130.8             75.5
                                                 ---------         --------
TOTAL CURRENT LIABILITIES                          1,202.6          1,124.6
                                                 ---------         --------
LONG-TERM DEBT                                     2,305.0          2,291.7
                                                 ---------         --------
DEFERRED INCOME AND OTHER
NONCURRENT LIABILITIES                               524.9            449.7
                                                 ---------         --------
DEFERRED INCOME TAXES                                688.7            730.0
                                                 ---------         --------
TOTAL LIABILITIES                                  4,721.2          4,596.0
                                                 ---------         --------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                 249.5            124.7
Capital in excess of par value                       329.4            453.0
Retained earnings                                  3,308.3          2,990.2
Unrealized gain on investments                         7.4              6.9
Cumulative translation adjustments                  (264.8)          (186.1)
Treasury stock, at cost                             (577.0)          (297.3)
Shares in trust                                     (425.7)          (443.3)
                                                 ---------         --------
TOTAL SHAREHOLDERS' EQUITY                         2,627.1          2,648.1
                                                 ---------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $7,348.3         $7,244.1
                                                 =========         ========

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                               CONSOLIDATED INCOME


(Millions of dollars, except per share)
                                       Three Months Ended    Nine Months Ended
                                              30 June            30 June
                                       -------------------   -----------------
                                         1998       1997       1998     1997
                                       --------- ---------   -------- --------
SALES AND OTHER INCOME
Sales                                  $1,225.3  $1,150.3   $3,668.7  $3,424.3
Other income, net                          10.8        .7        9.2      20.5
                                       --------  --------   --------  --------
                                        1,236.1   1,151.0    3,677.9   3,444.8
                                        -------   -------    -------  --------
COSTS AND EXPENSES
Cost of sales                             708.7     663.4    2,131.3   2,042.4
Selling, distribution, and administrative 287.4     266.8      834.6     773.0
Research and development                   28.7      27.9       82.0      83.1
                                       --------  --------   --------  --------
OPERATING INCOME                          211.3     192.9      630.0     546.3

Income from equity affiliates,
net of related expenses                    11.0      17.3       24.6      49.5

Gain on Ref-Fuel Sale and
Contract Settlements                       28.3        --      103.5        --

Interest expense                           42.0      39.4      121.2     121.8
                                       --------  --------   --------  --------
INCOME BEFORE TAXES                       208.6     170.8      636.9     474.0

Income taxes                               70.5      54.8      217.8     152.1
                                       --------  --------   --------  --------
NET INCOME                             $  138.1  $  116.0  $   419.1  $  321.9
                                       ========  ========  =========  ========

BASIC EARNINGS PER COMMON SHARE            $.64      $.53      $1.94     $1.46
                                       --------  --------   --------  --------
DILUTED EARNINGS PER COMMON SHARE          $.63      $.52      $1.89     $1.43
                                       --------  --------   --------  --------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES (in millions)               214.9     219.8      216.4     220.2
                                       --------  --------   --------  --------
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES (in millions)                      219.9     224.6      221.3     224.9
                                       --------  --------   --------  --------
DIVIDENDS DECLARED PER
COMMON SHARE - Cash                        $.17      $.15       $.47     $.425
                                       --------  --------   --------  --------

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                             CONSOLIDATED CASH FLOWS

(Millions of dollars)
                                                         Nine Months Ended
                                                              30 June
                                                         -----------------
                                                           1998     1997
                                                         --------  -------
OPERATING ACTIVITIES
Net Income                                                $419.1    $321.9
 Adjustments to reconcile income to cash
   provided by operating activities:
   Depreciation                                            359.0     339.4
   Deferred income taxes                                    48.4      40.3
   Ref-Fuel divestiture deferred income taxes              (80.4)      --
   Impairment loss                                           --        9.3
   Undistributed losses (earnings) of
   unconsolidated affiliates                                 6.9     (14.8)
   Gain on sale of assets and investments                  (85.4)    (24.9)
   Other                                                   103.1      51.6
   Working capital changes that provided
    (used) cash, net of effects of acquisitions:
    Trade receivables                                       22.7    (107.1)
    Other receivables                                       30.9      50.7
    Inventories and contracts in progress                   (5.9)    (45.9)
    Payables, trade and other                              (86.6)     94.5
    Accrued liabilities                                    (47.0)    (30.9)
    Accrued income taxes                                    82.0      32.5
    Other                                                  (23.9)     (3.9)
   Cash used for discontinued operations                    (3.8)      --
                                                          ------    -------
      CASH PROVIDED BY OPERATING ACTIVITIES                739.1     712.7
                                                          ------    -------
    INVESTING ACTIVITIES
      Additions to plant and equipment                    (507.2)   (653.2)
      Acquisitions, less cash acquired                    (185.7)   (300.0)
      Investment in and advances to unconsolidated
      affiliates                                           (18.5)    (31.8)
      Proceeds from sale of assets and investments         283.8      89.9
      Other                                                (26.2)      5.0
                                                          ------    -------
    CASH USED FOR INVESTING ACTIVITIES                    (453.8)   (890.1)
                                                          ------    -------
    FINANCING ACTIVITIES
      Long-term debt proceeds                              102.0     527.5
      Payments on long-term debt                           (49.7)   (155.7)
      Net increase in commercial paper                     110.2        .2
      Net decrease in other short-term borrowings          (16.7)    (12.2)
      Dividends paid to shareholders                       (97.7)    (93.4)
      Purchase of Treasury Stock                          (285.0)   (125.0)
      Other                                                 11.9      28.5
                                                          ------    -------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES      (225.0)    169.9
                                                          ------    -------
      Effect of Exchange Rate Changes on Cash               (2.0)      (.6)
                                                          ------    -------
      Increase (Decrease) in Cash and Cash Items            58.3      (8.1)
      Cash and Cash Items - Beginning of Year               52.5      78.7
                                                          ------    -------
      Cash and Cash Items - End of Period                 $110.8    $ 70.6
                                                          ======    =======


                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                          SUMMARY BY BUSINESS SEGMENTS


(Millions of dollars)

                                Three Months Ended       Nine Months Ended
                                     30 June                 30 June
                              ----------------------   -------------------
                                  1998       1997         1998      1997
                              ----------  ----------   ---------  --------

Sales:
   Industrial Gases           $  725.9    $  684.8     $2,168.2   $1,970.3
   Chemicals                     393.6       366.3      1,152.9    1,071.0
   Equipment/Services            105.8        99.2        347.6      381.8
   Corporate/Other                --          --          --           1.2
--------------------------    --------    --------     --------   --------
      CONSOLIDATED            $1,225.3    $1,150.3     $3,668.7   $3,424.3
--------------------------    --------    --------     --------   --------

Operating Income:
   Industrial Gases           $  135.7    $  140.6     $  427.6   $  384.4
   Chemicals                      65.4        59.7        191.4      157.6 (a)
   Equipment/Services             20.4         8.0         50.4       24.1
   Corporate/Other               (10.2)      (15.4)       (39.4)     (19.8)(b)
--------------------------    --------    --------     --------   --------
      CONSOLIDATED            $  211.3    $  192.9     $  630.0   $  546.3
--------------------------    --------    --------     --------   ---------

Equity Affiliates' Income:
   Industrial Gases           $    5.1    $    3.5     $    8.3   $   24.0
   Chemicals                       0.1         0.2          0.5        0.4
   Equipment/Services              4.9         3.2         13.2       10.2
   Corporate/Other                 0.9        10.4          2.6       14.9 (c)
--------------------------    --------    --------     --------   --------
      CONSOLIDATED            $   11.0    $   17.3     $   24.6   $   49.5
--------------------------    --------    --------     --------   --------


(a) Operating income for the nine month period ended 30 June 1997 includes a $9.3 million impairment loss.

(b) Operating income for the nine month period ended 30 June 1997 includes a pre-tax gain of $9.5 million on the sale of the landfill gas recovery business, and a pre-tax gain of $7.3 million on the sale of 19% of a cost based investment.

(c) Equity affiliates' income for the nine month period ended 30 June 1997 includes a pre-tax charge of $4.8 million from the refinancing of a joint venture bond offering.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for the first quarter of fiscal 1998, the Company adopted SFAS
No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 129 does not change the currently reported disclosures, while SFAS No. 128 establishes new accounting and disclosure for earnings per share (EPS). The following table sets forth the computation of basic and diluted EPS:


(Millions, except per share)

                                   Three Months Ended      Nine Months Ended
                                         30 June                 30 June
                                ------------------------ ---------------------
                                    1998        1997         1998       1997
                                ------------ ----------  ----------- ----------

Numerator for basic EPS
and diluted EPS-net income         $138.1     $116.0       $419.1      $321.9

Denominator for basic EPS
-weighted average shares            214.9      219.8        216.4       220.2

Effect of dilutive securities:
  Employee stock options              4.0        3.8          3.9         3.8
  Other award plans                   1.0        1.0          1.0         0.9
                                ------------ ----------  ----------- ----------
                                      5.0        4.8          4.9         4.7

Denominator for diluted EPS
-weighted average shares and
assumed conversions                 219.9      224.6        221.3       224.9
                                ============ ==========  =========== ==========

Basic EPS                            $.64       $.53        $1.94       $1.46
                                ============ ==========  =========== ==========

Diluted EPS                          $.63       $.52        $1.89       $1.43
                                ============ ==========  =========== ==========


In December 1997, the Company sold its 50% interest in American Ref-Fuel Company, its former waste-to-energy joint venture with Browning-Ferris Industries, Inc., to a limited liability company formed by Duke Energy Power Services and United American Energy Corporation. The Company sold its interest in American Ref-Fuel's five waste-to-energy facilities for $237 million, and Duke Energy Capital Corporation, the parent company of Duke Energy Power Services, assumed various parental support agreements. The income statement for the nine months ended 30 June 1998 includes a gain of $62.6 million from this sale, ($35.1 million after tax, or $.16 per share). Fiscal 1997 results included equity affiliates' income related to American Ref-Fuel of $21.4 million before taxes of which $2.3, $.8, $9.6 and $8.7 million was included in the first through fourth quarters respectively.

Air Products retained a limited partnership interest in an American Ref-Fuel project that was undergoing a power contract restructuring. The restructuring was completed in June 1998. The three months ending 30 June 1998 includes a gain, net of transaction costs, of $28.3 million ($15.4 million after tax, or $.07 per share).

The results for the nine months ended 30 June 1998 also include a gain of $12.6 million from a cogeneration project contract settlement ($7.6 million after tax, or $.03 per share).

On 6 May 1998, the Company's Board of Directors approved a two-for-one stock split. The additional shares were issued on 15 June 1998, to shareholders of record on 15 May 1998. The earnings per share and shares outstanding amounts for the prior year and for the prior two quarters of fiscal 1998 have been restated to reflect the stock split.

The Company completed the sale of the landfill gas recovery business, GSF Energy Inc., during the three months ended 31 December 1996. A gain of $9.5 million ($5.9 million after tax, or $.03 per share) was recorded.

During the three months ended 31 December 1996, an impairment loss of $9.3 million ($6.0 million after tax, or $.03 per share) was recorded in the chemicals segment. The write-down was related to production assets in the performance chemicals division and the related goodwill.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             THIRD QUARTER FISCAL 1998 VS. THIRD QUARTER FISCAL 1997
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the third quarter of fiscal 1998 were $1,225.3 million, 7% higher than in the same quarter of the prior year. Operating income of $211.3 million increased 10%, or $18.4 million. Profits of equity affiliates decreased $6.3 million to $11.0 million. Net income was $138.1 million, up $22.1 million over the prior year. Diluted earnings per share of $.63, was up 21% over the $.52 reported in the third quarter of fiscal 1997. Air Products retained a limited partnership interest in an American Ref-Fuel Company (divested in December 1997) project that was undergoing a power agreement restructuring. The restructuring was completed in June 1998 resulting in a $28.3 million gain net of transaction costs, $15.4 million after tax, or $.07 per diluted share. Diluted earnings per share, excluding the gain, were $.56, or 8% over the $.52 reported in fiscal 1997.

Consolidated sales grew 7%, net of a 1% unfavorable currency impact. Overall the impact on income from currency related effects was not significant. Operating income grew 10%, led by record results in the equipment business. Chemicals continued to achieve strong volume growth and productivity gains. Industrial gases sales grew while operating income declined, as worldwide volume growth slowed from recent quarters. Regional power shortages in the United States impacted both energy costs and product availability.

Equity affiliates' income declined due to the divestiture of the American Ref-Fuel Company in December 1997.

INDUSTRIAL GASES - Sales increased 6% to $725.9 million, while operating income declined 3% to $135.7 million. Currency impacts reduced sales growth by 1%, with no material impact on operating income.

In North America overall merchant volumes grew 3%, as LOX/LIN growth slowed to 2%, driven by demand in the foods and glass markets. Liquid hydrogen volume was 7% lower as NASA volume in fiscal 1997 was extremely strong. Favorable growth continued in electronics specialty gases and in cylinders. Tonnage gases volume declined 3%, due to lower spot requirements and customer outages. Average LOX/LIN pricing in the United States was approximately 2% lower than in the prior year.

In Europe, both merchant and tonnage gases continued to show growth. Merchant gases volume rose 4%. Carburos Metalicos volumes in both liquid gases and cylinders grew significantly in the stronger Spanish economy. Tonnage gas volume was up 19%, driven by loading at Rotterdam and a new facility at Wilton in the United Kingdom. European LOX/LIN pricing was down 2%.

Operating income of $135.7 million, declined 3% from $140.6 million in the prior year. In the United States, regional power shortages affected product availability, energy costs and distribution costs. As a result of the slower growth, higher power costs and dislocation costs, the operating margin of 18.7% declined from 20.5% in the prior year.

Equity affiliates' income of $5.1 million was up $1.6 million from fiscal 1997. While Asian results remained weak and infrastructure costs increased, there was improved joint venture income in several areas.

CHEMICALS - Record sales of $393.6 million, were up 7%, or $27.3 million over the $366.3 million in the prior year. Unfavorable currency impacts reduced sales growth by 1%. Operating income of $65.4 million was up 10%. Overall volume was up 13% with continued strong growth in polymers and intermediates. Intermediates growth was 31%, led by amines with favorable base business growth and the impact of acquisitions. Both emulsions and polyvinyl alcohol volumes were up for an overall growth of 8%. The Asian impact was reflected in polyvinyl alcohol margins and in epoxy and polyurethane additives volumes. Operating margin was 16.6%, up from 16.3% in fiscal 1997. Strong volume growth and productivity gains were partially offset by lower methanol pricing and higher natural gas costs.

EQUIPMENT AND SERVICES - Sales of $105.8 million were up $6.6 million, or 7% over the prior year. Overall, broad based project activity remained strong. Record operating income of $20.4 million was up $12.4 million over the prior year. The growth in operating income was driven by improved product mix and strong performance across several product areas. Sales backlog at 30 June 1998 was $358 million compared to $353 million at 30 June 1997. While the backlog is comparable to the prior year the product mix is more heavily weighted toward air separation equipment.

Equity affiliates' income of $4.9 million was up $1.7 million over the prior year due to lower overhead costs in the power generation business.

CORPORATE AND OTHER - Operating expense of $10.2 million declined $5.2 million from fiscal 1997. The decrease is due to foreign exchange losses recognized in the prior year.

Equity affiliates' income was $0.9 million compared to $10.4 million in fiscal 1997. The decline results from the sale of the American Ref-Fuel Company in December 1997.

INTEREST

Interest expense of $42.0 million is up 7% from the $39.4 million reported in the prior year. The increase is due to lower capitalized interest and slightly higher average interest rates.

INCOME TAXES

The consolidated effective tax rate on income is 33.8%. Excluding the tax rate impact from a power agreement restructuring, the effective rate is 31.9%. There is a modest .2% reduction from the prior year rate of 32.1%.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

This Statement is effective for fiscal years beginning after 15 June 1999, and it may be implemented as of the beginning of any fiscal quarter after 15 June 1998. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in contracts that were issued, acquired, or substantially modified after 31 December 1997 (and, at the Company's election, before 1 January 1998). The transition adjustments resulting from adopting this statement shall be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle, and presented in a manner similar to the cumulative effect of a change in accounting principle.

The Company has not yet quantified the impacts of adopting this Statement on the financial statements or the risk management processes. Additionally, the Company has not yet determined the timing of the adoption of the Statement.

STOCK SPLIT

On 6 May 1998, the Company's Board of Directors approved a two-for-one stock split. The additional shares were issued on 15 June 1998 to shareholders of record on 15 May 1998. The Company filed an 8-K on 29 June 1998, restating earnings per share amounts for the prior two quarters of fiscal year 1998 and each quarter of fiscal years 1997 and 1996.

               NINE MONTHS FISCAL 1998 VS. NINE MONTHS FISCAL 1997
              -----------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1998 of $3,668.7 million were 7% higher than the $3,424.3 million reported in the prior fiscal year. Operating income was up $83.7 million, or 15%, to $630.0 million. Profits of equity affiliates decreased $24.9 million to $24.6 million for the nine months 30 June 1998. Net income was $419.1 million, or $1.89 diluted earnings per share, compared to net income of $321.9 million, or $1.43 diluted earnings per share in the prior year. In the first fiscal quarter of 1998 there were two special items; an after tax gain of $35.1 million ($.16 per share), from the divestiture of the American Ref-Fuel Company, and a gain of $7.6 million ($.03 per share), from a cogeneration project contract settlement. In the third fiscal quarter of 1998, a power contract restructuring related to a retained interest in an American Ref-Fuel project resulted in a gain of $15.4 million after tax, or $.07 per share. Excluding these special gains, the net income of the current fiscal year is $361.0 million, or $1.63 per share, up 14% on a diluted basis.

The favorable nine month results were achieved in spite of unfavorable foreign currency impacts. For the nine months of fiscal 1998, foreign exchange and currency related losses have the combined impact of reducing the diluted earnings per share growth by approximately $.11.

Consolidated sales grew 7%, in spite of a 2% unfavorable currency related impact. Due to a product mix change, equipment and services sales are down even as project activity remains high. The nine months' volume growth in both merchant and tonnage gases drove a 10% sales increase. Chemicals sales growth is due to broad based volume growth of 13%. Operating income is up 15% due to the volume growth, strong equipment project performance and overall productivity gains.

Equity affiliates' income declined due to the unfavorable business environment in Asia, the divestiture of the American Ref-Fuel Company in December 1997, and the seven weeks of Carburos Metalicos income included in the prior years' first quarter.

INDUSTRIAL GASES - Sales of $2,168.2 million in the first nine months of fiscal 1998 increased 10%, or $197.9 million over the $1,970.3 million reported in fiscal 1997. Unfavorable currency impacts reduced year-to-year sales growth by 2%. Merchant gases volumes showed strong growth of 8% in the United States and 7% in Europe. LOX/LIN pricing is down about 2% in both the United States and Europe. Tonnage gases volumes increased 3% in the United States and 19% in Europe. The growth in Europe was driven by loading of recent investments.

Operating income of $427.6 million is up 11%, or $43.2 million. Operating margin of 19.7% is up slightly over the prior year. Third quarter cost impacts from regional power shortages as well as slower growth in the United States has tempered the year-to-year margin gains. Asset management and productivity program improvements are favorable, while year-to-year pricing declines in LOX/LIN are unfavorable to the operating margin change.

Equity affiliates' income of $8.3 million is down $15.7 million, or 65% from the prior year. The decline is due to the weak Asian business conditions and the seven weeks of Carburos income included in the prior years' first quarter.

CHEMICALS - Sales of $1,152.9 million were up 8%, or $81.9 million over fiscal 1997. Operating income of $191.4 million was up 21%. Excluding a prior year impairment loss, operating income grew $24.5 million, or 15%. Overall volume growth was 13%, led by chemicals intermediates and polymers. Chemicals intermediates growth was driven by amines that had both solid base business increases and contributions from acquisitions. Operating margin of 16.6% is up from 15.6% in fiscal 1997. The improved results are a result of broad based volume growth and the impact of productivity programs. Methanol price decline and higher natural gas cost has a modest unfavorable impact on the margin change. The unfavorable Asian economic environment impacts margins and export volumes.

EQUIPMENT AND SERVICES - Sales decreased to $347.6 million from $381.8 million in the prior year due to a change in product mix. Overall, project activity remained strong. Operating income of $50.4 million was up $26.3 million over the prior year. Good project performance and the favorable product mix of higher natural gas liquefaction sales drove the change in operating income. Sales backlog is $358 million compared to $353 million for the prior year at 30 June. The current year backlog is more heavily weighted toward air separation equipment.

Equity affiliates' income of $13.2 million was up $3.0 million over fiscal 1997. Power generation facilities performance drove the increase.

CORPORATE AND OTHER - Operating expense increased $19.6 million over the prior year. The prior year results included a $9.5 million gain on the sale of the landfill gas recovery business and a $7.3 million gain on the sale of 19% of the shares in a cost based investment. Excluding these gains, operating expense grew $2.8 million, or 8% over fiscal 1997.

Equity affiliates' income was $2.6 million compared to $14.9 million in fiscal 1997. The prior year includes a $4.8 million charge related to refinancing a joint venture bond offering. Excluding this charge, equity affiliates' income is down $17.1 million, due to the sale of the American Ref-Fuel Company in December 1997.

INTEREST

Interest expense of $121.2 million is slightly lower than the $121.8 million reported in fiscal 1997. Lower average debt is partially offset by lower capitalized interest.

INCOME TAXES

The consolidated effective tax rate on income is 34.2%. Excluding the tax rate impact from the gains on the sale of the American Ref-Fuel Company, the cogeneration project contract settlement, and the American Ref-Fuel project power contract restructuring, the effective tax rate is 32.3%. There is a slight increase of 0.2% from the prior year rate of 32.1%.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 1998 totaled $725.1 million compared to $989.0 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $653.2 million during the first nine months of fiscal 1997 to $507.2 million during the current period. Prior year numbers included the acquisition of an additional 49.1% of the outstanding shares of Carburos at a cost of $288.4 million. Investments in unconsolidated affiliates were $18.5 million during the first nine months of fiscal 1998 versus $31.8 million last year. Capital expenditures are expected to be approximately $1.0 billion in fiscal 1998. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first nine months of fiscal 1998 ($739.1 million) combined with proceeds from the sale of assets and investments ($283.8 million) and cash provided by debt financing ($212.2 million) were used largely for capital expenditures ($725.1 million), purchase of common stock for treasury ($285.0 million), debt repayments ($66.4 million) and cash dividends ($97.7 million). Cash and cash items increased $58.3 million from $52.5 million at the beginning of the fiscal year to $110.8 million at 30 June 1998. The net increase in commercial paper was $110.2 million.

Total debt at 30 June 1998 and 30 September 1997, expressed as a percentage of the sum of total debt and shareholders' equity, was 50% and 48%, respectively. Total debt increased from $2,468.1 million at 30 September 1997 to $2,622.5 million at 30 June 1998. During the second quarter of fiscal 1998, the Company issued $50.0 million in notes due in 2010 with a fixed coupon rate of 6.24%. During the third quarter of fiscal 1998, the Company issued $50.0 million in notes due in 2016, with a one-time put option exercisable by the investor after three and a half years. The coupon rate on this note is indexed to LIBOR for the first three and a half years.

There was $245.2 million of commercial paper outstanding at 30 June 1998. The Company's revolving credit commitments amounted to $600.0 million at 30 June 1998 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $94.0 million are maintained by the Company's foreign subsidiaries, of which $1.2 million was utilized at 30 June 1998.

At 30 June 1998, the Company had unutilized shelf registrations for $325.0 million of debt securities.

The Company enters into interest rate swap agreements to change the fixed/ variable interest rate mix of the debt portfolio to maintain the percentage of fixed and variable rate debt within certain parameters set by management.
In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company enters into agreements to both effectively convert variable-rate debt to fixed-rate debt and to effectively convert fixed-rate debt to variable-rate debt, which is principally indexed to LIBOR rates. The Company has also entered into interest rate swap contracts to effectively convert the stated variable rates to interest rates based on LIBOR. The fair value gain
(loss) on the variable to variable swaps is equally offset by a fair value loss
(gain) on the related debt agreements.

The notional principal and fair value of interest rate swap agreements at 30 June 1998 and 30 September 1997 were as follows:

(Millions of dollars)

                               30 June 1998             30 September 1997
                       --------------------------- ---------------------------
                         Notional     Fair Value     Notional   Fair Value
                          Amount      Gain (Loss)     Amount    Gain (Loss)
                       ------------  -----------   ----------- -------------
Fixed to Variable         $511.0        $ 19.9        $461.0       $9.6
Variable to Variable        60.0          97.2          60.0       68.9
                       ------------  -----------   ----------- ------------
            Total         $571.0        $117.1        $521.0      $78.5
                       ============  ===========   =========== ============

A $46.9 million asset has been recognized in the financial statements related to the above variable to variable interest rate swap agreements. Additionally, a $46.9 million liability has been recognized in the financial statements related to the corresponding debt agreements.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 30 June 1998 was $419.3 million. The fair value of the agreements was a gain of $18.7 million, of which a $42.1 million gain related to the currency component was recognized in the financial statements. The remaining $23.4 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1997, interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $354.1 million and a gain of $7.2 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1998 is $2,711.6 million compared to a book value of $2,435.8 million.

During the third quarter of fiscal 1998, 2.0 million shares (post-split basis) of the Company's outstanding common stock were repurchased at a cost of $85.0 million. Under the current program, the Company has repurchased 14.5 million shares (post-split basis) at a cost of $520.0 million to date. The remainder of this $600.0 million program is expected to be completed by 30 September 1998.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Important risk factors and uncertainties include the impact of worldwide economic growth, pricing of both the Company's products and raw materials such as electricity, and other factors resulting from fluctuations in interest rates and foreign currencies, the impact of competitive products and pricing, continued success of work process programs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

      (a)(12) Computation of Ratios of Earnings to Fixed Charges.

      (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b) Current Report on Form 8-K dated 22 April 1998, 6 May 1998 and 29 June 1998 were filed by the registrant during the quarter ended 30 June 1998 in which Item 5 of such forms was reported.

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


                                    Air Products and Chemicals, Inc.
                                    --------------------------------
                                              (Registrant)



Date: August 13, 1998           By:      /s/ Leo J. Daley
                                    -------------------------------
                                     Leo J. Daley
                                     Vice President - Finance and
                                     Treasurer
                                     (Chief Financial Officer)

===============================================================================

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


                       For the quarter ended 30 June 1998


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)


===============================================================================

                               INDEX TO EXHIBITS


         (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

         (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only, and not filed.