Form 10-K405
period 1998-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1998-12-16
CIK 2969

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                        OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM        TO
                                              -------    ----------

                          COMMISSION FILE NUMBER 1-4534

                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                           23-1274455
           (State or other jurisdiction of    (IRS Employer Identification No.)
           incorporation or organization)

             7201 Hamilton Boulevard
             Allentown, Pennsylvania                        18195-1501
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]
                ---
    The aggregate market value of the voting stock held by non-affiliates of the registrant on November 2, 1998 was $8.96 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of November 30, 1998 was 229,304,441.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Annual Report to Shareholders for the fiscal year ended September 30, 1998. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K, the Annual Report is not deemed to be filed.

Proxy Statement for Annual Meeting of Shareholders to be held January 28, 1999. . . Part III.

===============================================================================

                           FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis, which is included under Item 7 herein, such as those relating to the Year 2000, other important risk factors and uncertainties include the impact of worldwide economic growth, pricing of both the Company's products and raw materials such as electricity, and other factors resulting from fluctuations in interest rates and foreign currencies, the impact of competitive products and pricing, continued success of work process programs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.

                                TABLE OF CONTENTS

                                                                                                                   Page

PART I

   ITEM    1.  Business ...........................................................................................  1
                 Industrial Gases..................................................................................  1
                 Chemicals.........................................................................................  2
                     Polymer Chemicals.............................................................................  2
                     Performance Chemicals.........................................................................  3
                     Chemical Intermediates........................................................................  3
                 Equipment and Services............................................................................  4
                      Equipment....................................................................................  4
                      Power Generation.............................................................................  4
                      Pure Air.....................................................................................  4
                 General...........................................................................................  5
                      Foreign Operations...........................................................................  5
                      Technology Development.......................................................................  5
                      Raw Materials and Energy.....................................................................  6
                      Environmental Controls.......................................................................  6
                      Competition..................................................................................  7
                      Insurance....................................................................................  7
                      Employees....................................................................................  8
                      Year 2000....................................................................................  8
                      Executive Officers of the Company............................................................. 8

   ITEM    2.  Properties .........................................................................................  9
                 Industrial Gases.................................................................................. 10
                 Chemicals......................................................................................... 10
                 Equipment and Services.............................................................................10
   ITEM    3.  Legal Proceedings .................................................................................. 10
   ITEM    4.  Submission of Matters to a Vote of Security Holders ................................................ 10


PART II

   ITEM    5.  Market for the Company's Common Stock and Related Stockholders Matters ............................. 11
   ITEM    6.  Selected Financial Data ............................................................................ 11
   ITEM    7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations .............................................................................. 11
   ITEM   7A.  Quantitative and Qualitative Disclosures about Market Risk ......................................... 11
   ITEM    8.  Financial Statements ............................................................................... 11
   ITEM    9.  Disagreements on Accounting and Financial Disclosure ............................................... 11


PART III

   ITEM   10.  Directors and Executive Officers of the Company .................................................... 12
   ITEM   11.  Executive Compensation ............................................................................. 12
   ITEM   12.  Security Ownership of Certain Beneficial Owners and Management ..................................... 12
   ITEM   13.  Certain Relationships and Related Transactions ..................................................... 12


PART IV

   ITEM   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .................................... 12

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

     Financial information concerning the Company's business segments appears in Note 20 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 1998 Financial Review Section of the Annual Report.

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

     The Company's industrial gas business involves two principal modes of supply:

     "Tonnage" or "On-site" Supply -- For large volume or "tonnage" users of industrial gases, a plant is built adjacent to or near the customer's facility--hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In at least nine areas--the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Los Angeles, California; Phoenix, Arizona; Decatur, Alabama; Central Louisiana; Rotterdam, the Netherlands; Singapore; and Bahia, Brazil--Air Products' hydrogen, oxygen, carbon monoxide or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Korea, Thailand, Malaysia, Taiwan and South Africa.

     Merchant Supply -- Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Increasingly, some customers are being supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology, which in certain circumstances, the Company sells to its customers. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars and lecture bottle sizes.

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

     Tonnage and merchant sales of atmospheric gases--oxygen, nitrogen and argon--constituted approximately 25% of Air Products' consolidated sales in fiscal 1998 and were approximately 24% and 28% in fiscal years 1997 and 1996, respectively. Tonnage and merchant sales of industrial gases--principally oxygen, nitrogen and hydrogen--to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 14% and 10%, respectively, of Air Products' consolidated sales in fiscal 1998.

     Other important consumers of Air Products' industrial and specialty gases are the basic steel industry, the oil industry (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining) and the food industry (which uses liquid nitrogen for food freezing). Air Products believes that it is the largest liquefier of hydrogen, which it supplies to many customers including the National Aeronautics and Space Administration for its space shuttle program.

     Helium is sold for use in magnetic resonance imaging equipment, controlled atmospheres processes and welding. Medical gases are sold in the merchant market to hospitals and clinics, primarily for inhalation therapy.

     Specialty gases include fluorine products, rare gases such as xenon, krypton and neon and more common gases of high-purity or gases which are precisely blended as mixtures. Specialty chemicals for use by the electronics industry include silane, nitrogen trifluoride, carbon tetrafluoride, hexafluoromethane, and tungsten hexafluoride. These gases and chemicals are used in numerous industries and in electronic and laboratory applications. In certain circumstances, the Company sells equipment related to the use, handling and storage of such specialty gases and specialty chemicals.

     Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 127 offices in 37 states in the United States and Puerto Rico, and from 163 offices in 24 foreign countries. In addition, industrial gas companies in which the Company has investments operate in 30 foreign countries. See "Foreign Operations" on page 4 of this report.

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

POLYMER CHEMICALS

     Air Products' polymer chemicals are water-based and water-soluble products derived primarily from vinyl acetate monomer. The principal products of these businesses are polymer emulsions, pressure sensitive adhesives, and polyvinyl alcohol. Total sales from these businesses constituted approximately 12% of Air Products' consolidated sales in each of fiscal years 1998 and 1997, and 13% in fiscal year 1996.

     In October, 1998, the Company and Wacker-Chemie GmbH announced the commencement of their emulsion and redispersible powders joint ventures. Air Products owns 65% of a world-wide joint venture that produces polymer emulsions and pressure sensitive adhesives, which has headquarters and several production facilities in the United States and production facilities in Germany, Mexico, and Korea, and 20% of a world-wide joint venture that produces redispersible powders made from polymer emulsions, which has headquarters in Germany with manufacturing facilities in Germany and the United States.

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

PERFORMANCE CHEMICALS

     Air Products' performance chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides. The principal products of these businesses are specialty additives, polyurethane additives and epoxy additives. Total sales from these businesses constituted approximately 8% of Air Products' consolidated sales in each of fiscal years 1998 and 1997, and 10% in fiscal year 1996.

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

CHEMICAL INTERMEDIATES

     The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 11% of Air Products' consolidated sales in each of fiscal years 1998, 1997 and 1996.

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

EQUIPMENT

     The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the industrial gases segment and for sale in industrial markets which include the Company's international industrial gas affiliates.

     The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $302 million on September 30, 1998, approximately 60% of which relates to cryogenic air separation, as compared with a total backlog of approximately $310 million on September 30, 1997. It is expected that approximately $249 million of the backlog on September 30, 1998, will be completed during fiscal 1999.

POWER GENERATION

     Air Products constructed, operates and has a 50% interest in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida; and a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, the Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.9% interest, is expected to begin commercial operation in the first half of 1999 in Thailand that will supply electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate.

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

     Majority and wholly owned subsidiaries operate in Australia, Argentina, Brazil, Canada and Mexico and in 14 countries in Europe and 7 countries in Asia. The Company also has less than controlling interests in industrial gas companies in Mexico and in 6 countries in Europe and 7 countries in Asia. Air Products also has a 70% owned subsidiary engaged in the specialty gas and helium business in the People's Republic of China, and 50% owned companies in France and South Africa (industrial gases). The Company and a French industrial gas company each have a 24.5% interest in an Algerian company that owns and operates a helium purification and liquefaction plant which provides helium to Air Products and the French industrial gas company.

     Financial information about Air Products' foreign operations and investments is included in Notes 8, 10 and 20 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency" and information on Company exposure to currency fluctuations is included in Note 5 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $650 million, $571 million and $459 million in 1998, 1997 and 1996, respectively. Total export sales in fiscal 1998 include $98 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.

TECHNOLOGY DEVELOPMENT

     Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester and Basingstoke, England; Utrecht, the Netherlands and Barcelona, Spain. The Company also funds and works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

     The Company's market-oriented approach to technology development encompasses research and development, and engineering as well as commercial development.

     The amount expended by the Company on research and development during fiscal 1998 was $112 million, and was $114 million during each of fiscal 1997 and 1996.

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

     As of November 1, 1998, Air Products owned 938 United States patents and 1630 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

RAW MATERIALS AND ENERGY

     The Company manufactures hydrogen, carbon monoxide, synthesis gas, anhydrous ammonia, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 8% of the Company's consolidated sales in fiscal 1998. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer, which supports the polymer business, the Company is heavily dependent on a single supplier, under a long-term contract, which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, polyvinyl alcohol, amines, polyurethane intermediates, specialty additives, polyurethane additives and epoxy additives. Such products accounted for approximately 32% of the Company's consolidated sales in fiscal 1998. Natural gas is an energy source at a number of the Company's facilities.

     The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant industrial gas business of the Company.

     In addition, the Company purchases finished and semifinished materials and chemical intermediates from many suppliers. During fiscal 1998, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

     The amounts charged to earnings on an after-tax basis related to environmental protection totaled $24 million in 1998, $26 million in 1997 and $27 million in 1996. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $27 million in 1999 and $29 million in 2000.

     Although precise amounts are difficult to define, the Company estimates that in fiscal 1998 it spent approximately $10 million on capital projects to control pollution (including expenditures associated with new plants) versus $8 million in 1997. Capital expenditures to control pollution in future years are estimated at $11 million in 1999 and $7 million in 2000.

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

     It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $11 million to a reasonably possible upper exposure of $29 million. The balance sheet at 30 September 1998 includes an accrual of $23 million. At September 30, 1997, the balance sheet accrual was $33 million, and a receivable balance related to third-party recoveries was $1 million.

     In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA remediation action. The Company estimates capital costs to implement the anticipated remedial program will range from $22-$29 million. Spending was $6 million through fiscal 1998 and is estimated at $12 million for fiscal 1999 and $2 million for 2000. Operating and maintenance expenses associated with continuing the remedial program are estimated to be approximately $1 million per year beginning in fiscal 1999 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. The cost estimates have not been reduced by the value of such reimbursement, which the Company believes is probable of realization.

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

     Air Products' industrial gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers and in some cases the provisions of other services or products such as power and steam generation. A similar competitive situation exists in European industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

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

EMPLOYEES

     On September 30, 1998, the Company (including majority-owned subsidiaries) had approximately 16,700 full-time employees of whom approximately 6,200 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations, which expire on various dates over the next three years, including an agreement for a facility which manufactures helium and hydrogen containers in Pennsylvania that expires in fiscal 1999.
The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

YEAR 2000

     Software failures due to processing efforts potentially arising from calculations using the Year 2000 dates are a known risk. The Company is currently evaluating and managing the financial and operating risks associated with this problem. Additional information regarding the Company's Year 2000 efforts is included under Item 7 herein.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers, their respective positions and their respective ages on December 15, 1998 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.


        NAME             AGE                         OFFICE
        ----             ---                         ------


James H. Agger           62         Senior Vice President, General Counsel and Secretary
         (D)(E)                     Retiring effective as of February 1, 1999
                                    (became Senior Vice President in 1997)

W. Douglas Brown         52         Vice President
         (D)(F)                     General Counsel and Secretary effective as of February 1, 1999
                                    (became Vice President - Administration, Gases and Equipment in
                                    1997; Senior Vice President - Law and Secretary of
                                    American Ref-Fuel Company prior thereto)

Leo J. Daley             52         Vice President - Finance
         (D)(E)                     (became Vice President - Finance in 1998; Vice
                                    President and Treasurer 1994-1998;
                                    Vice President and Corporate Controller
                                    prior thereto)

Robert E. Gadomski       51         Executive Vice President--Chemicals, Asia, and Latin America
         (D)(E)                     (became Executive Vice President--Chemicals in 1996; Group Vice
                                    President--Chemicals Group prior thereto)

John P. Jones III        48         President and Chief Operating Officer
         (A)(D)(E)                  (became President and Chief Operating Officer in 1998; Executive
                                    Vice President--Gases and Equipment 1996-1998; President --
                                    Air Products Europe, Inc. 1993-1996)

Joseph J. Kaminski       59         Corporate Executive Vice President
         (A)(D)(E)                  (became Corporate Executive Vice President in 1996;
                                    Executive Vice President--Gases and Equipment 1993-1996)

Ronaldo Sullam           57         President - Air Products Europe, Inc.
         (D)(E)                     (became President - Air Products Europe, Inc. in 1996; Senior Vice
                                    President --Strategic Marketing, Development and Southern Europe
                                    1995-1996; Vice President -- Marketing and Development Europe and
                                    General Manager Southern Europe Division prior thereto)

Harold A. Wagner         63         Chairman of the Board and Chief Executive Officer
         (A)(B)(C)(D)(E)


(A) Member, Board of Directors.
(B) Member, Executive Committee of the Board of Directors.
(C) Member, Finance Committee of the Board of Directors.
(D) Member, Management Committee.
(E) Member, Corporate Executive Committee.
(F) Chosen to be a Member, Corporate Executive Committee, beginning February 1, 1999.

ITEM 2.   PROPERTIES.

     The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England, and Brampton, near Toronto, Canada, and in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, The People's Republic of China; Singapore and Sao Paulo, Brazil. The management considers the Company's facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of October 1, 1998.

INDUSTRIAL GASES

     The industrial gases segment has approximately 182 plant facilities in 38 states, the majority of which recover nitrogen, oxygen and argon. The Company has seven facilities which produce specialty gases and 28 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 140 sales offices and/or cylinder distribution centers located in 39 states.

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

     Air Products' European plant facilities total 60, and include eight plants which recover hydrogen, six plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen and argon. In addition, there are four specialty gas centers. There is a combined total of 114 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia, Taiwan and the Middle East. Representative offices are located in Taiwan and in Beijing and Shanghai in the People's Republic of China.

CHEMICALS

     The chemicals segment manufactures amines, nitric acid, methanol, anhydrous ammonia and ammonia products at its Pace, Florida, facility; alkylamines at its St. Gabriel, Louisiana, facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey, facility; styrene emulsions, styrene acrylics, polyvinyl acetate acrylics, and polyvinyl acetate emulsions at its San Juan del Rio facility in Mexico; nitric acid, dinitrotoluene, toluene diamine, polyvinyl alcohol and acetic acid at its Pasadena, Texas, facility; polyvinyl acetate emulsions, polyvinyl alcohol, acetic acid and acetylenic chemicals at its Calvert City, Kentucky, facility; specialty amines at its Wichita, Kansas, facility; methylamines, dimethyl formamide, choline chloride and dimethyl amino ethanol at its Teeside, England facility; and epoxy additives at its facilities in Manchester, England; Los Angeles, California and Cumberland, Rhode Island. The chemicals segment manufactures polyurethane additives at its Paulsboro, New Jersey, facility which is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at five smaller locations.

     The chemicals segment has 17 plant facilities, five sales offices and one laboratory in the United States and operates three plants, nine sales/representative offices and four laboratories in Europe, laboratories in Brazil, and Korea, one plant in Mexico, two plants in Korea, and sales offices in Australia, Brazil, Mexico, Japan, Korea, Singapore and representative offices in Beijing, Shanghai and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate thereunder are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

EQUIPMENT AND SERVICES

     The principal facilities utilized by the equipment and services segment include five plants and two sales offices in the United States, two plants and two offices in Europe, one office in Japan and one plant and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.   LEGAL PROCEEDINGS.

     In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Included in these claims and actions are proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA) and similar state environmental laws relating to the designation of certain sites for investigation or remediation. There are presently approximately 50 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. Additional information on the Company's environmental exposure is included under Environmental Controls on page 6 of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, ticker symbol "APD", is listed on the New York Stock Exchange and Pacific Stock Exchange, respectively. Market and dividend information for the Company's Common Stock appears under "Eleven-Year Summary of Selected Financial Data" on pages 62 and 63 of the 1998 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company's Transfer Agent and Registrar is First Chicago Trust Company of New York, P.O. Box 2506, Jersey City, New Jersey 07303-2506, telephone (800) 519-3111, TDD (201) 222-4955, internet website is www.fctc.com, and e-mail address is fctc@em.fcnbd.com.

     As of November 30, 1998, there were 11,673 record holders of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

     The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on pages 62 and 63 of the 1998 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The textual information appearing under "Management's Discussion and Analysis" on pages 22 through 30 of the 1998 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The textual information appearing under "Financial Instruments Sensitivity Analysis" on pages 30 and 31 of the 1998 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS.

      The consolidated financial statements and the related notes thereto together with the report thereon of Arthur Andersen LLP dated 30 October 1998, appearing on pages 33 through 61 of the 1998 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors contained on pages 2 through 6 of the Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Other Relationships and Transactions",
"Remuneration of Directors", "Report of the Management Development and Compensation Committee", "Compensation and Option Tables", "Stock Performance Information", "Pension Plans", and "Certain Agreements with Executive Officers" appearing on pages 7 through 18 of the Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" contained on pages 18 through 20 of the Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Other Relationships and Transactions" appearing on page 7 of the Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

          1. The 1998 Financial Review Section of the Company's 1998 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

    (PAGE REFERENCES TO 1998 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT)


     Management's Discussion and Analysis............................................................ 22
     Report of Independent Public Accountants........................................................ 33
     Consolidated Income for the three years ended 30 September 1998................................. 34
     Consolidated Balance Sheets at 30 September 1998 and 1997....................................... 35
     Consolidated Cash Flows for the three years ended 30 September 1998............................. 36
     Consolidated Shareholders' Equity for the three years ended 30 September 1998................... 37
     Notes to Consolidated Financial Statements...................................................... 38
     Business Segment and Geographic Information..................................................... 59
     Eleven-Year Summary of Selected Financial Data.................................................. 62

          2. The following additional information should be read in conjunction with the financial statements in the Company's
     1998 Financial Review Section of the Annual Report to Shareholders:

                       (PAGE REFERENCES TO THIS REPORT)

     Report of Independent Public Accountants on Schedule............................................ 18
     Consent of Independent Public Accountants....................................................... 18


     Consolidated Schedule for the years ended 30 September 1998, 1997 and 1996 as follows:

     SCHEDULE
     NUMBER
     --------

     VIII Valuation and Qualifying Accounts......................................................... 19

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

     4.1 Rights Agreement, dated as of March 19, 1998, between the Company and First Chicago Trust Company of New York (Filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated March 19, 1998), as amended.*

     (10)           Material Contracts.

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

     10.3(a) Amended and Restated 1997 Annual Incentive Plan of the Company effective April 1, 1998.

     10.4 Supplementary Pension Plan of the Company, as amended effective October 1, 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

     10.4(a) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

     10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

     10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

     10.4(d) Amended and Restated Trust Agreement by and between the Company and Provident National Bank relating to the Supplementary Pension Plan dated as of October 31, 1989. (Filed as Exhibit 10.4(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

     10.4(e) Amendment to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A.(previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1995. (Filed as Exhibit 10.4(g) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

     10.4(f) Amendment to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A.(previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1997. (Filed as Exhibit 10.4(f) to the Company's Form 10-K Report for the fiscal year ended September 30, 1997.)*

     10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 10.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

     10.5(a) Amendment to Supplementary Savings Plan of the Company effective April 1, 1998.

     10.5(b) Trust Agreement by and between the Company and Provident National Bank relating to the Supplementary Savings Plan dated as of October 31, 1989. (Filed as Exhibit 10.5(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

     10.5(c) Amendment to the Trust Agreement by and between the Company and PNC Bank, N.A.(previously Provident National Bank) relating to the Supplementary Pension Plan dated May 1, 1995. (Filed as Exhibit 10.5(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

     10.5(d) Amendment to the Trust Agreement by and between the Company and PNC Bank, N.A. (previously Provident National Bank) relating to the Supplementary Pension Plan and Supplementary Savings Plan dated May 1, 1997. (Filed as Exhibit 10.5(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1997.)*

     10.6(a) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective May 19, 1998.

     10.6(b) Amended and Restated Pension Plan for Directors of the Company, effective January 1, 1983, as amended effective January 1, 1990 and January 1, 1994. (Filed as
                    Exhibit 10.6(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1993.)*

     10.6(c) Stock Option Plan for Directors of the Company, effective January 27, 1994. (Filed as Exhibit 10.6(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1997.)*

     10.7           Agreements with executives.

     10.7(a) Form of Employment Agreement dated July 30, 1987, which the Company has with each of its executive officers. (Filed as Exhibit 10.7(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1987.)*

     10.7(b) Letter dated July 1, 1997, concerning pension for an executive officer.

     10.7(c) Letter dated July 7, 1997, concerning pension for an executive officer.

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

     (12)           Computation of Ratios of Earnings to Fixed Charges.

     (13) 1998 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 1998, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

     (21)           Subsidiaries of the registrant.

     (24)           Power of Attorney.

     (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

     (27)(b) Reports on Form 8-K filed during the quarter ended September 30, 1998.

                    Current Reports on Form 8-K dated July 23, 1998,
                    September 21, 1998, October 1, 1998, October 22, 1998, and October 28, 1998, were filed in which Item 5 of such Form was reported.

--------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-4534.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 1998

                                     AIR PRODUCTS AND CHEMICALS, INC.
                                             (Registrant)

                                     By:    /s/ Leo J. Daley
                                        --------------------------------------
                                        Leo J. Daley, Vice President--Finance
                                             Principal Financial Officer

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


          SIGNATURE                  TITLE                                                     DATE
          ---------                  -----                                                     ----

      /s/ Harold A. Wagner           Director and Chairman of the Board                  December 16, 1998
-----------------------------        (Principal Executive Officer)
     (Harold A. Wagner)



     /s/ Paul E. Huck                Vice President and Corporate Controller             December 16, 1998
 ----------------------------        (Principal Accounting Officer)
     (Paul E. Huck)



               *                     Director and President                              December 16, 1998
------------------------------       (Principal Operating Officer)
     (John P. Jones III)



               *                     Director and Corporate Executive Vice President     December 16, 1998
-----------------------------
    (Joseph J. Kaminski)



              *                      Director                                            December 16, 1998
-----------------------------
    (Tom H. Barrett)



              *                      Director                                            December 16, 1998
-----------------------------
     (L. Paul Bremer)



              *                      Director                                            December 16, 1998
-----------------------------
     (Robert Cizik)



              *                      Director                                            December 16, 1998
------------------------------
     (Ruth M. Davis)


          SIGNATURE                  TITLE                                                     DATE
          ---------                  -----                                                     ----



              *                      Director                                             December 16, 1998
------------------------------
     (Ursula F. Fairbairn)



              *                      Director                                             December 16, 1998
------------------------------
     (Edward E. Hagenlocker)



              *                      Director                                             December 16, 1998
------------------------------
     (James F. Hardymon)



              *                      Director                                             December 16, 1998
-------------------------------
     (Terry R. Lautenbach)



              *                      Director                                             December 16, 1998
--------------------------------
    (Rudolphus F. M. Lubbers)



              *                      Director                                             December 16, 1998
--------------------------------
        (Takeo Shiina)



              *                      Director                                             December 16, 1998
--------------------------------
     (Lawrason D. Thomas)




* James H. Agger, Senior Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.




                                        /s/ James H. Agger
                                --------------------------------------
                                           James H. Agger
                                          Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To: Air Products and Chemicals, Inc.

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated 30 October 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
30 October 1998


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Air Products and Chemicals, Inc.

      As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-33851, 333-02461, 33-2068, 333-36231, 33-57023, 33-65117,
333-21145, 333-45239, 333-18955, 333-21147 and 333-60147).


                                        ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
11 December 1998

                                                                SCHEDULE VIII
                                                                 CONSOLIDATED


                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED 30 SEPTEMBER 1998, 1997 AND 1996

---------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                          COLUMN B                  COLUMN C              COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     OTHER CHANGES
                                                               ADDITIONS            INCREASE (DECREASE)
                                                       ----------------------       -------------------
                                          BALANCE AT                  CHARGED       CUMULATIVE                BALANCE
                                          BEGINNING    CHARGED TO    TO OTHER       TRANSLATION              AT END OF
           CLASSIFICATION                 OF PERIOD      EXPENSE    ACCOUNTS(1)     ADJUSTMENTS   OTHER(2)     PERIOD
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS OF DOLLARS)

Amounts deducted in the consolidated
 balance sheet from the asset to which
 it applies:

YEAR ENDED 30 SEPTEMBER 1998
 Allowance for doubtful accounts           $ 20            $ 6         $ 3           $  --       $ (12)        $ 17
                                           ====            ===         ===           =====       ======        ====

YEAR ENDED 30 SEPTEMBER 1997
 Allowance for doubtful accounts           $ 13            $ 6         $ 6           $ (1)        $ (4)        $ 20
                                           ====            ===         ===           =====        =====        ====

YEAR ENDED 30 SEPTEMBER 1996
 Allowance for doubtful accounts           $ 14            $ 5         $ 1           $  --        $ (7)        $ 13
                                           ====            ===         ===           =====        =====        ====


NOTES:

(1) Includes collections on accounts previously written off and additions applicable to businesses acquired.

(2)  Primarily includes write-offs of uncollectible accounts.