Form 10-Q
period 1998-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1999-02-08
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 31 December 1998
                                    ----------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---  --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at at 4 February 1999
        --------------------------         ---------------------------------
        Common Stock, $1 par value                     229,304,812


               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                      INDEX
                                                                 Page No.
                                                                 --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 December 1998 and 30 September 1998 ...................    3

    Consolidated Income -
       Three Months Ended 31 December 1998 and 1997 .............    4

    Consolidated Statement of Comprehensive Income
       Three Months Ended 31 December 1998 and 1997 .............    5

    Consolidated Cash Flows -
       Three Months Ended 31 December 1998 and 1997 .............    6

    Summary by Business Segments -
       Three Months Ended 31 December 1998 and 1997..............    7

    Summary by Geographic Regions -
       Three Months Ended 31 December 1998 and 1997..............    8

    Notes to Consolidated Financial Statements ..................    9

    Management's Discussion and Analysis ........................   11

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ...................   20

    Signatures ..................................................   21

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


                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
(Millions of dollars, except per share)
                                                           31 December           30 September
                                     ASSETS                   1998                   1998
                                     ------              ----------------      -----------------
CURRENT ASSETS
Cash and cash items                                          $   57.8              $    61.5
Trade receivables, less allowances for doubtful accounts        886.1                  881.1
Inventories                                                     452.1                  428.6
Contracts in progress, less progress billings                   136.6                   94.1
Other current assets                                            129.2                  176.4

TOTAL CURRENT ASSETS                                          1,661.8                1,641.7
                                                           ----------              ---------
INVESTMENT IN NET ASSETS OF AND ADVANCES TO
UNCONSOLIDATED AFFILIATES                                       440.8                  362.0
                                                           ----------              ---------
OTHER INVESTMENTS AND ADVANCES                                   24.5                   18.4
                                                           ----------              ---------
PLANT AND EQUIPMENT, at cost                                  9,687.2                9,489.5
   Less - Accumulated depreciation                            4,793.5                4,703.4
                                                           ----------              ---------
                                                              4,893.7                4,786.1
PLANT AND EQUIPMENT, net                                   ----------              ---------
                                                                346.4                  324.9
GOODWILL                                                   ----------              ---------
                                                                351.7                  356.5
OTHER NONCURRENT ASSETS                                    ----------              ---------

TOTAL ASSETS                                                 $7,718.9               $7,489.6
                                                           ==========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Payables, trade and other                                    $  480.4               $  478.7
Accrued liabilities                                             269.6                  332.8
Accrued income taxes                                             54.3                   30.9
Short-term borrowings                                           252.7                  270.1
Current portion of long-term debt                               310.1                  153.1
                                                             --------               --------
TOTAL CURRENT LIABILITIES                                     1,367.1                1,265.6
                                                             --------               --------
LONG-TERM DEBT                                                2,123.2                2,274.3
                                                             --------               --------
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES                605.2                  570.9
                                                             --------               --------
DEFERRED INCOME TAXES                                           733.9                  703.0
                                                             --------               --------
TOTAL LIABILITIES                                             4,829.4                4,813.8
                                                             --------               --------
MINORITY INTERESTS IN SUBSIDIARY COMPANIES                      117.0                    8.5
                                                             --------               --------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                            249.4                  249.4
Capital in excess of par value                                  331.1                  329.2
Retained earnings                                             3,490.5                3,400.0
Accumulated other comprehensive income                         (203.3)                (231.5)
Treasury stock, at cost                                        (681.6)                (657.0)
Shares in trust                                                (413.6)                (422.8)
                                                             --------               --------
TOTAL SHAREHOLDERS' EQUITY                                    2,772.5                2,667.3
                                                             --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $7,718.9               $7,489.6
                                                             ========               ========

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                              CONSOLIDATED INCOME
                                  (UNAUDITED)

(Millions of dollars, except per share)
                                                                          Three Months Ended
                                                                             31 December
                                                                   ------------------------------
                                                                     1998                 1997
                                                                     ----                 ----
SALES AND OTHER INCOME
Sales                                                               $1,274.6             $1,234.8
Other income (expense), net                                              4.9                 (4.9)(a)
                                                                    --------             --------
                                                                     1,279.5              1,229.9
                                                                    --------             --------
COSTS AND EXPENSES
Cost of sales                                                          875.6                831.0 (b)
Selling and administrative                                             183.2                159.6 (b)
Research and development                                                31.7                 26.3
                                                                    --------              -------
OPERATING INCOME                                                       189.0                213.0

Income from equity affiliates, net of related expenses                   9.8                  5.7
Gain on Ref-Fuel Sale and Contract Settlement                             --                 75.2
Net gain on formation of polymer venture                                31.2                   --
Interest expense                                                        40.4                 40.2
                                                                    --------              -------
INCOME BEFORE TAXES AND MINORITY INTEREST                              189.6                253.7

Income taxes                                                            59.9                 92.8
Minority interest                                                        3.3                   .4 (a)
                                                                    --------              -------
NET INCOME                                                          $  126.4            $   160.5
                                                                    ========            =========
BASIC EARNINGS PER COMMON SHARE                                         $.60                 $.74
                                                                    --------              -------
DILUTED EARNINGS PER COMMON SHARE                                       $.59                 $.72
                                                                    --------              -------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (in millions)                 211.4                218.1
                                                                    --------              -------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
   (in millions)                                                       215.4                222.6
                                                                    --------              -------
DIVIDENDS DECLARED PER COMMON SHARE - Cash                              $.17            $     .15
                                                                    --------              -------

(a) The results for the three months ended 31 December 1997 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

(b) The results for the three months ended 31 December 1997 have been restated to reflect the current year presentation of distribution expense in cost of sales.
                                       4

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(Millions of dollars)
                                                                                 Three Months Ended
                                                                                     31 December
                                                                           ----------------------------
                                                                              1998             1997
                                                                           ----------       -----------

NET INCOME                                                                  $126.4            $160.5

OTHER COMPREHENSIVE INCOME, net of tax

  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                    24.3             (32.8)

  UNREALIZED GAINS ON INVESTMENTS:

   Unrealized holding gains (losses) arising during the period                 3.9              (2.4)

   Less:  reclassification adjustment for gains included in net income          --                --
                                                                            ------            ------
  NET UNREALIZED GAINS (LOSSES) ON INVESTMENTS                                 3.9              (2.4)
                                                                            ------            ------
  TOTAL OTHER COMPREHENSIVE INCOME                                            28.2             (35.2)
                                                                            ------            ------
  COMPREHENSIVE INCOME                                                      $154.6            $125.3
                                                                            ======            ======


                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

(Millions of dollars)                                                                        Three Months Ended
                                                                                                 31 December
                                                                                         ----------------------------
                                                                                         1998                  1997
                                                                                         ----                  ----
OPERATING ACTIVITIES
Net Income                                                                             $ 126.4               $ 160.5
   Adjustments to reconcile income to cash provided by operating activities:
     Depreciation                                                                        127.8                 117.6
     Deferred income taxes                                                                21.4                  17.5
     Ref-Fuel divestiture deferred income taxes                                             --                 (80.3)
     Gain on formation of polymer venture                                                (31.2)                   --
     Undistributed (earnings) of unconsolidated affiliates                                 6.7                  34.0
     (Gain) loss on sale of assets and investments                                          .5                 (82.9)
     Other                                                                                58.5                  30.2
     Working capital changes that provided (used) cash, net of effects of acquisitions:
       Trade receivables                                                                   6.7                  53.6
       Other receivables                                                                  45.5                 (17.4)
       Inventories and contracts in progress                                             (47.5)                  6.0
       Payables, trade and other                                                           2.1                  (4.4)
       Accrued liabilities                                                               (73.5)                (86.2)
       Accrued income taxes                                                               23.7                 151.8
       Other                                                                               6.0                 (20.6)
     Cash provided by (used for) discontinued operations                                    --                  (3.2)
                                                                                         -----                 -----
CASH PROVIDED BY OPERATING ACTIVITIES                                                    273.1                 276.2
                                                                                         -----                 -----
INVESTING ACTIVITIES
Additions to plant and equipment                                                        (189.5)               (154.9)
Acquisitions, less cash acquired                                                          (4.6)                (16.6)
Investment in and advances to unconsolidated affiliates                                  (50.4)                 (4.5)
Proceeds from sale of assets and investments                                              17.3                 248.3
Other                                                                                     14.7                   (.9)
                                                                                         -----                 -----
CASH PROVIDED BY (USED FOR)INVESTING ACTIVITIES                                        (212.5)                 71.4
                                                                                         -----                 -----
FINANCING ACTIVITIES
Long-term debt proceeds                                                                     .8                   2.0
Payments on long-term debt                                                                 4.2                 (43.5)
Net increase (decrease) in commercial paper                                              (16.1)                (65.5)
Net increase (decrease) in other short-term borrowings                                    (1.2)                (24.6)
Dividends paid to shareholders                                                           (36.0)                (33.0)
Purchase of Treasury Stock                                                               (24.6)               (150.0)
Other                                                                                      7.6                   1.4
                                                                                         -----                 -----
CASH (USED FOR) FINANCING ACTIVITIES                                                     (65.3)               (313.2)
                                                                                         -----                 -----
Effect of Exchange Rate Changes on Cash                                                    1.0                  (1.0)
                                                                                         -----                 -----
Increase (decrease) in Cash and Cash Items                                                (3.7)                 33.4
Cash and Cash Items - Beginning of Year                                                   61.5                  52.5
                                                                                         -----                 -----
Cash and Cash Items - End of Period                                                      $57.8                $ 85.9
                                                                                         -----                 -----


               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                   (UNAUDITED)

(Millions of dollars)

                                                 Three Months Ended
                                                    31 December
                                            ----------------------------
                                              1998               1997
                                              ----               ----
Sales:
   Industrial Gases                           $740.8             $727.0
   Chemicals                                   401.8              380.9
   Equipment/Services                          132.0              126.9
   Corporate/Other                                --                 --
--------------------------------            --------           --------
        CONSOLIDATED                        $1,274.6           $1,234.8
--------------------------------            --------           --------

Operating
Income:
   Industrial Gases                           $122.2 (a)         $147.2
   Chemicals                                    52.6 (a)           68.4
   Equipment/Services                           28.8 (a)           12.6
   Corporate/Other                             (14.6)(a)          (15.2) (b)
--------------------------------            --------           --------
      CONSOLIDATED                            $189.0             $213.0
--------------------------------            --------           --------

Equity Affiliates' Income:
   Industrial Gases                             $6.1                $.4
   Chemicals                                     2.1                 --
   Equipment/Services                            1.1                4.4
   Corporate/Other                                .5                 .9
--------------------------------            --------           --------
      CONSOLIDATED                              $9.8               $5.7
--------------------------------            --------           --------

Operating Return on Net Assets:
   Industrial Gases                             11.3 %             11.4  %
   Chemicals                                    16.2               18.1
   Equipment/Services                           32.7               11.3
   Corporate/Other                               N/A                N/A
--------------------------------            --------           --------
      CONSOLIDATED                              12.0 %              11.5 %
--------------------------------            --------           --------

(a) The results for the three months ended 31 December 1998 include the cost reduction charge in Industrial Gases ($16.3 million), Chemicals ($1.6 million), Equipment/Services ($1.9 million), and Corporate/Other ($.5 million).

(b) The results for the three months ended 31 December 1997 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                    (REVISED)
                                   (UNAUDITED)
(Millions of dollars)


                                                Three Months Ended
                                                    31 December
                                            ----------------------------
                                              1998               1997
                                              ----               ----
Sales:
   United States                              $807.9             $876.0
   Europe                                      399.3              299.4
   Canada/Latin America                         58.0               51.3
   Other                                         9.4                8.1
--------------------------------            --------           --------
      CONSOLIDATED                          $1,274.6           $1,234.8
--------------------------------            --------           --------

Operating
Income:
   United States                              $136.0  (a)        $169.2  (b)
   Europe                                       48.3  (a)          41.2  (b)
   Canada/Latin America                          5.4                3.5
   Other                                         (.7)               (.9) (b)
--------------------------------            --------           --------
     CONSOLIDATED                             $189.0             $213.0
--------------------------------            --------           --------

Equity Affiliates' Income:
   United States                                $1.9               $5.5
   Europe                                        2.9                2.7
   Canada/Latin America                          4.5                2.9
   Other                                          .5               (5.4)
--------------------------------            --------           --------
     CONSOLIDATED                               $9.8               $5.7
--------------------------------            --------           --------

(a) The results for the three months ended 31 December 1998 include the cost reduction charge in the United States ($10.5 million) and Europe ($9.8 million).

(b) The results for the three months ended 31 December 1997 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Effective 31 December 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 129 does not change the currently reported disclosures, while SFAS
No. 128 establishes new accounting and disclosure for earnings per share (EPS). The following table sets forth the computation of basic and diluted earnings per share:


(Millions, except per share)
Three months ended 31 December                        1998        1997
------------------------------------------------------------------------

Numerator for basic EPS
and diluted EPS-net income .....................    $  126.4     $160.5

Denominator for basic EPS
-weighted average shares .......................       211.4      218.1

Effect of diluted securities:
  Employee stock options .......................         3.0        3.6
  Other award plans ............................         1.0         .9
                                                    --------   --------
                                                         4.0        4.5
Denominator for diluted EPS
-weighted average shares and
assumed conversions ............................       215.4      222.6
                                                    ========   ========

Basic EPS ......................................    $    .60     $  .74
                                                    ========   ========

Diluted EPS ....................................    $    .59     $  .72
                                                    ========   ========


Options on 8.1 million and 2.6 million shares of common stock were not included in computing diluted EPS for the first quarter of fiscal 1999 and 1998, respectively because their effects were antidilutive. The potential dilutive effect of these options can not be estimated based on current information.

The results for the three months ended 31 December 1998 include a net gain of $31.2 million ($21.4 million after-tax or $.10 per share) related to the formation of Air Products Polymers (a 65% majority owned venture with Wacker-Chemie GmbH). The gain was partially offset by costs related to an emulsions facility shutdown not included in the joint venture and for costs related to indemnities provided by Air Products to the venture.

On 21 December 1998, the Company committed to a global cost reduction plan. The plan results in a staffing reduction of 206 employees in the areas of manufacturing, distribution, and overhead. The plan will be completed by 31 December 1999.

$20.3 million ($12.9 million after-tax or $.06 per share) related to employee termination benefits was charged to expense in the fiscal quarter of which $4.8 million has been incurred and the balance is included in accrued liabilities. The charges to cost of sales, selling and administrative and research and development were $9.9 million, $9.3 million and $1.1 million, respectively.

In December 1997, the Company sold its 50% interest in American Ref-Fuel Company, its former waste-to-energy joint venture with Browning-Ferris Industries, Inc.(BFI), to a limited liability company (LCC) formed by Duke Energy Power Services and United American Energy Corporation. This transaction provides for the sale of Air Products' interest in American Ref-Fuel's five waste-to-energy facilities for $237 million, and the assumption of various parental support agreements by Duke Energy Capital Corporation, the parent company of Duke Energy Power Services. The income statement for the three months ended 31 December 1997 includes a gain of $62.6 million from this sale, ($35.1 million after-tax or $.16 per share).

The results for the three months ended 31 December 1997 also include a gain of $12.6 million from a cogeneration project contract settlement ($7.6 million after-tax or $.03 per share).

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             FIRST QUARTER FISCAL 1999 VS. FIRST QUARTER FISCAL 1998
       ------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales in the first quarter of fiscal 1999 were $1,274.6 million, 3% higher than in the same quarter of the prior year while operating income, was down $24.0 million, or 11%, to $189.0 million. Profits of equity affiliates increased $4.1 million to $9.8 million for the three months ended 31 December 1998. Net income was $126.4 million, or $.59 diluted earnings per share, compared to net income of $160.5 million, or $.72 diluted earnings per share, in the year-ago quarter. The current year included two special items: an after-tax gain of $21.4 million, or $.10 per share related to the formation of Air Products Polymers and an after-tax charge of $12.9 million, or $.06 per share related to a global cost reduction plan. Excluding the impact of these special items, net income was $117.9 million, and diluted earnings per share was $.55. The prior year also included two special items: an after-tax gain of $35.1 million, or $.16 per share from the sale of the Company's 50% interest in American Ref-Fuel Company and an after-tax gain of $7.6 million, or $.03 per share from a cogeneration project contract settlement. Excluding these special items, net income was $118 million, and diluted earnings per share was $.53 for the quarter of fiscal 1998. Excluding these special items, net income for the first quarter of fiscal 1999 of $117.9 million is essentially unchanged from prior year, while diluted earnings per share of $.55 is up 4%. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Consolidated sales were up 3% driven by growth in all three segments, primarily outside North America. Higher sales in Europe and Asia were offset by decreased North American sales across several end markets in the industrial gases segment. Volume gains in the chemicals businesses were due to the new emulsions venture and prior year acquisitions. The equipment segment sales were slightly higher than last year.

Operating income was slightly below last year primarily due to slower electronics, chemical processing and steel market segments. Volume growth declined from high levels last year in the methylamine, higher amine, and PVOH businesses of our chemicals segment. The equipment segment generated record operating income due to improved cost performance and a favorable product mix.

Equity affiliates' income increased principally due to foreign exchange losses recorded in the prior year. Foreign exchange had a minimal impact on equity affiliates' income in the current quarter.

Industrial Gases - Sales increased 2% to $740.8 million in the first quarter of fiscal 1999 while operating income decreased 17% to $122.2 million. Excluding the cost reduction charge included in the current year results, operating income was $138.5 million, a decline of 6%. Merchant gases volumes grew 2% in the United States, with LOX/LIN up 3% including non-cryo. Soft business conditions in the metals and electronics areas partially offset growth in several other end use markets. LOX/LIN pricing was down 3% due to continuing competitive pressure. Tonnage gases volumes in the United States declined 3% due to lower spot HYCO sales and cutbacks at several large steel accounts. European merchant volumes were up 4% with LOX/LIN including non-cryo up 8%. Carburos Metalicos continues to provide strong growth. Continuing competitive pressure in northern Europe resulted in a 2% decline in LOX/LIN prices. A planned customer outage in Rotterdam resulted in a tonnage gases decline. Total gases margin of 18.7% was down 1.5% from the prior year. Almost half of the decline is due to business and geographic mix and the balance is due to lower volumes in the HYCO and steel accounts as well as a weak electronics market.

Equity affiliates' income for the first quarter of fiscal 1999 increased to $6.1 million compared to $.4 million in the prior year. This increase was due primarily to the unfavorable foreign exchange effects recorded in the prior year. The impact of foreign exchange in the current year was minimal.

Chemicals- Sales in the first quarter of fiscal 1999 of $401.8 million increased 5%, or $20.9 million. Operating income decreased $15.8 million to $52.6 million. Excluding the cost reduction plan charge included in the current year results, operating income was $54.2 million, a decline of 21%. Overall volumes increased 8%. Excluding the impact of the emulsions venture and prior year acquisitions, the current quarter volumes decreased 3%. Methylamine, higher amine, and PVOH volumes were down from the strong levels in the prior year. The current year operating margin of 13.5% declined as a result of several factors including costs related to new facilities brought on-stream, customer outages, and a less favorable product mix.

Equity affiliates' income for the first quarter of fiscal 1999 was $2.1 million. This amount mainly reflects the Company's 20% interest in the redispersible powders venture formed with Wacker-Chemie GmbH.

Equipment and Services - Sales increased slightly from $126.9 million in the prior year to $132.0 million. Operating income increased from $12.6 million to $28.8 million. Excluding the cost reduction plan charge included in the current year results, operating income increased $18.1 million. The record operating income was achieved as a result of improved cost performance, a favorable project mix, and early completion of several key projects. Sales backlog for the equipment product line declined to $212 million at 31 December 1998. This backlog compares to $302 million at 30 September 1998 and $277 million at 31 December 1997.

Equity affiliates' income for the first quarter of fiscal 1999 decreased $3.3 million to $1.1 million. This decline is mainly a result of lower energy pricing in the power generation business.

Corporate and Other - Operating loss declined $.6 million to $14.6 million. Excluding the cost reduction plan charge included in the current year results, the operating loss decreased $1.1 million. The prior year results included unfavorable foreign exchange impacts. The current year foreign exchange impacts were minimal.

Equity affiliates' income for the first quarter of fiscal 1999 decreased $.4 million mainly due to the American Ref-Fuel Company being included as an equity affiliate for the first two months of the prior year.

INTEREST

Interest expense of $40.4 million is approximately at the level of the prior fiscal year first quarter. Increased interest incurred on a higher average debt balance was offset by lower rates and higher capitalized interest.

INCOME TAXES

The consolidated effective tax rate on income was 31.6%. Excluding the tax rate impact related to the gain from the formation of the emulsions venture and the cost reduction program, the effective tax rate is 32.2%. This rate is 1.7% lower than the prior year rate mainly due to higher after-tax equity affiliates' income.

ACCOUNTING CHANGES

Effective 1 October 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The standard establishes additional disclosure for the elements of comprehensive income and a computation of total comprehensive income. The Company's implementation resulted in a new financial statement, "Consolidated Statement of Comprehensive Income."

As of 1 January 1999, the Company will cease applying highly inflationary accounting to operations in Mexico. For operations that used the US dollar for translation, due to hyperinflationary conditions, the functional currency will now be the Mexican Peso. No material effects on the financial statements are expected to result from this change.

Beginning with the fiscal quarter ended 31 December 1998, the Company changed the income statement presentation of distribution expense. Distribution expense is now included as part of "Cost of sales" and was previously reported as part of "Selling, distribution and administrative." This change reflects a more common industry classification of expenses. Results of the period ended 31 December 1997 were restated for comparability. A disclosure of the impacts of this change on prior periods, 1988 to 1998, is enclosed with this filing.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 1999 totaled $245.4 million compared to $186.9 million in the corresponding period of the prior year. Additions to plant and equipment increased from $154.9 million during the first three months of fiscal 1998 to $189.5 million during the current period. Investments in unconsolidated affiliates were $50.4 million during the first three months of fiscal 1999 versus $4.5 million last year. The current year results include a cash contribution of $33.5 million related to the formation of the redispersible powders venture with Wacker-Chemie GmbH. Capital expenditures are expected to be approximately $1.0 billion in fiscal 1999. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first three months of fiscal 1999 ($273.1 million) combined with proceeds from the sale of assets and investments ($17.3 million) were used largely for capital expenditures ($245.4 million), purchase of common stock for treasury ($24.6 million), debt repayments ($12.3 million) and cash dividends ($36.0 million). Cash and cash items decreased $3.7 million from $61.5 million at the beginning of the fiscal year to $57.8 million at 31 December 1998. The net decrease in commercial paper was $16.1 million.

Total debt at 31 December 1998 and 30 September 1998, expressed as a percentage of the sum of total debt and shareholders' equity, was 49% and 50%, respectively. Total debt decreased slightly from $2,697.5 million at 30 September 1998 to $2,686.0 million at 31 December 1998.

There was $304.6 million of commercial paper outstanding at 31 December 1998. The Company's revolving credit commitments amounted to $600.0 million at 31 December 1998 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $100.6 million are maintained by the Company's foreign subsidiaries, of which $13.1 million was utilized at 31 December 1998.

At 31 December 1998, the Company had unutilized shelf registrations for $325.0 million of debt securities.

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

The notional principal and fair value of interest rate swap agreements at 31 December 1998 and 30 September 1998 were as follows:

(Millions of dollars)

                                 31 December 1998                 30 September 1998
                        --------------------------------  ---------------------------------
                          Notional         Fair Value          Notional       Fair Value
                           Amount          Gain (Loss)          Amount        Gain (Loss)
                        ------------    -----------------   --------------  ---------------
Fixed to Variable         $361.0               $ 25.0           $461.0         $37.6
Variable to Variable        60.0                110.8             60.0          86.4
                       -------------    -----------------   --------------  ---------------
            Total         $421.0               $135.8           $521.0        $124.0
                       =============    =================   ==============  ===============


During the first three months of fiscal 1999 two fixed to variable interest rate swap agreements with a total notional amount of $100 million were terminated, resulting in a deferred gain of $7.5 million. Additionally, subsequent to 31 December 1998, one fixed to variable interest rate swap agreement with a notional amount of $50 million was terminated, resulting in a deferred gain of $3.0 million.

A $55.6 million asset has been recognized in the financial statements related to the above variable to variable interest rate swap agreements. Additionally, a $55.6 million liability has been recognized in the financial statements related to the corresponding debt agreements.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 December 1998 was $389.3 million. The fair value of the agreements was a loss of $2.3 million, of which a $28.0 million gain related to the currency component was recognized in the financial statements. The remaining $30.3 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1998 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $419.3 million and a gain of $1.8 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1998 is $2,813.2 million compared to a book value of $2,433.3 million.

During the first quarter of fiscal 1998, .6 million shares of the Company's outstanding common stock were repurchased at a cost of $24.6 million.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

POLYMER VENTURE FORMATION AND GAIN

On 1 October 1998, the Company and Wacker-Chemie GmbH (Munich, Germany) formed two joint ventures to combine their emulsions and redispersible powder businesses.

The polymer emulsions joint venture, Air Products Polymers, L.P. (APP), is headquartered in the United States and has facilities in Germany, Mexico, Korea, and the United States. Air Products has a 65% interest in the venture and Wacker-Chemie has a 35% interest. Air Products fully consolidated the results of the venture and the Wacker-Chemie interest has been accounted for as a minority interest.

The results for the three months ended 31 December 1998 include a net gain of $31.2 million ($21.4 million after-tax or $.10 per share) related to the formation of APP. Deferred taxes of $10.2 million were provided as a result of the gain. The gain was partially offset by costs related to an emulsions facility shutdown not included in the venture and for costs related to indemnities provided by Air Products to the venture. The APP purchase price allocation period remains open.

The assets contributed by the Company to APP were recorded by the venture at carryover value. The venture applied purchase accounting to the assets provided by Wacker-Chemie GmbH and recorded them at fair market value. The Company's contribution was treated as a partial sale of assets thus resulting in a gain. The Company elected the option of recording the gain to the statement of consolidated income. The option must be consistently applied to all future gains and losses due to similar transactions and is adopted as a Company accounting policy. This form of transaction is not expected to be a common occurrence.

The redispersible powders venture, Wacker Polymer Systems (WPS), is headquartered in Germany with manufacturing facilities in Germany and the United States. Air Products has a 20% interest in this venture and reported the results by the equity accounting method.

COST REDUCTION PLAN

On 21 December 1998, the Company committed to a global cost reduction plan. The plan results in a staffing reduction of 206 employees in the areas of manufacturing, distribution and overhead. The plan has been communicated to all employees and as of the filing, approximately 75% of the employees impacted have been notified. The plan will be completed by 31 December 1999. $20.3 million ($12.9 million after-tax or $.06 per share) related to employee termination benefits was charged to expense in the fiscal quarter ended 31 December 1998, of which $4.8 million was incurred and the balance was included in accrued liabilities. The charges to cost of sales, selling and administrative, and to research and development were $9.9 million, $9.3 million and $1.1 million, respectively. The charges to segments were to Industrial Gases ($16.3 million), Chemicals ($1.6 million), Equipment/Services ($1.9 million) and Corporate/Other ($.5 million). Benefits of the cost reduction plan will begin to occur in the second quarter of the current fiscal year and will reach an annualized savings of approximately
$15 million in early fiscal year 2000.

YEAR 2000 READINESS DISCLOSURE

Year 2000 Preparation
During the fiscal quarter ended 31 December 1998, the Company continued to achieve the critical milestones in the Year 2000 readiness program. Progress and exposure are essentially as planned and disclosed in the fiscal year 1998 Annual Report issued in December 1998. The $40 million cost estimate as previously disclosed remains currently viable. The next phase, Year 2000 contingency planning, is in progress and is expected to be ready to address Year 2000 issues as they arise.

Information Technology
Over 96% of the mission-critical infrastructure and applications portfolio have been tested and certified as Year 2000 ready. This activity is expected to be complete by the end of the second fiscal quarter. The Company continues to believe that the combination of readiness certification and contingency plans will result in no material adverse impact on the Company's operations or financial condition due to Information Technology Systems.

Process Control and Embedded Chip Systems
Over 98% of the Company-owned or operated Non-Information Technology Systems have been inventoried and risk assessment is complete. Year 2000 certification efforts continue as planned with over 50% of the mission critical systems certified as Year 2000 ready.

Third Parties
Assessment of the Company's key suppliers is continuing as planned.

EURO IMPACT

The Euro has become operational as of January 1999. The Company does not anticipate materially adverse operational or competitive impacts from this event.

                  AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 RESTATEMENT OF COST OF SALES AND SELLING AND ADMINISTRATIVE


Beginning with the fiscal quarter ending 31 December 1998, the Company is reporting distribution expense as part of "Cost of sales." Distribution expense was previously reported as part of "Selling, distribution, and administrative." The following tables disclose the impact of this change for the fiscal quarters of 1998 and 1997 and fiscal years 1996 through 1988.

                      Fiscal Years 1998 and 1997 by Quarter

(In millions)
                                       Fiscal Year 1998            Fiscal Year 1997
                                     Reported       Restated     Reported       Restated
-------------------------------------------------------------------------------------------------------------------
Cost of sales:
     Quarter 1                      $  720.7      $  831.0       $  692.7      $  791.4
     Quarter 2                         701.9         816.1          686.3         793.8
     Quarter 3                         708.7         824.1          663.4         771.1
     Quarter 4                         725.2         845.6          729.2         839.1
--------------------------------------------------------------------------------------------------------
Total                               $2,856.5      $3,316.8       $2,771.6      $3,195.4
--------------------------------------------------------------------------------------------------------

Selling and administrative:
     Quarter 1                    $   269.9       $  159.6       $  241.5      $  142.8
     Quarter 2                        277.3          163.1          264.7         157.2
     Quarter 3                        287.4          172.0          266.8         159.1
     Quarter 4                        285.7          165.3          278.3         168.4
-------------------------------------------------------------------------------------------------------
Total                              $1,120.3       $  660.0       $1,051.3      $  627.5
---------------------------------------------------------------  -----------------------------------------------



                         Fiscal Years 1996 through 1988

                                                             Selling and
                                   Cost of sales            administrative
                              Reported     Restated       Reported     Restated
-------------------------------------------------------------------------------
     Fiscal Year 1996         $ 2,408      $  2,780       $  920     $  548
     Fiscal Year 1995         $ 2,317      $  2,678       $  869     $  508
     Fiscal Year 1994         $ 2,112      $  2,455       $  789     $  446
     Fiscal Year 1993         $ 2,030      $  2,340       $  744     $  434
     Fiscal Year 1992         $ 1,937      $  2,233       $  724     $  428
     Fiscal Year 1991         $ 1,755      $  2,030       $  686     $  411
     Fiscal Year 1990         $ 1,775      $  2,042       $  659     $  392
     Fiscal Year 1989         $ 1,601      $  1,843       $  610     $  368
     Fiscal Year 1988         $ 1,452      $  1,666       $  545     $  331


FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis such as those relating to the Year 2000, other important risk factors and uncertainties include the impact of worldwide economic growth, pricing of both the Company's products and raw materials such as electricity, customer demand and other factors resulting from fluctuations in interest rates and foreign currencies, the impact of competitive products and pricing, success of work process programs to control costs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.

                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

      (a)(12)    Computation of Ratios of Earnings to Fixed Charges.

      (a)(27)    Financial Data Schedule for the three months ended
                 31 December 1998, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b)        Current Reports on Form 8-K dated 1 October 1998,
                 22 October 1998 and 28 October 1998 were filed by the registrant during the quarter ended 31 December 1998 in which Item 5 of such form was reported.

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

                                   Air Products and Chemicals, Inc.
                                   --------------------------------
                                          (Registrant)



Date: February 8, 1999             By:  /s/ Leo J. Daley
                                      -----------------------------
                                           Leo J. Daley
                                           Vice President - Finance
                                          (Chief Financial Officer)

===============================================================================




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


                     For the quarter ended 31 December 1998


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



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

===============================================================================

                                INDEX TO EXHIBITS


      (a)(12)  Computation of Ratios of Earnings to Fixed Charges.

      (a)(27)  Financial Data Schedule for the three months ended
               31 December 1998, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b)      Current Reports on Form 8-K dated 1 October 1998,
               22 October 1998 and 28 October 1998 were filed by the registrant during the quarter ended 31 December 1998 in which Item 5 of such form was reported.