Form 10-Q
period 1999-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1999-08-12
CIK 2969

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 30 June 1999
                                   -------------

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

        Registrant's Telephone Number, Including Area Code 610-481-4911
                                                          -------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---  --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at _ August 1999
        --------------------------           ----------------------------
        Common Stock, $1 par value                  229,304,812

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                      Page No.
                                                                      --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       30 June 1999 and 30 September 1998 ...........................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 1999 and 1998 .....    4

    Consolidated Statement of Comprehensive Income -
       Three Months and Nine Months Ended 30 June 1999 and 1998......    5

    Consolidated Cash Flows -
       Nine Months Ended 30 June 1999 and 1998 ......................    6

    Summary by Business Segments -
       Three Months and Nine Months Ended 30 June 1999 and 1998......    7

    Summary by Geographic Regions -
       Three Months and Nine Months Ended 30 June 1999 and 1998......    8

    Notes to Consolidated Financial Statements ......................    9

    Management's Discussion and Analysis ............................   11

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K .......................   22

    Signatures ......................................................   23


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


                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
 (Millions of dollars, except per share)
                                                                  30 June
                        ASSETS                                     1999           30 September
                        ------                                   (Unaudited)           1998
                                                              ---------------    --------------
CURRENT ASSETS
Cash and cash items                                            $   80.3           $   61.5
Trade receivables, less allowances for doubtful accounts          922.3              881.1
Inventories                                                       428.8              428.6
Contracts in progress, less progress billings                      93.0               94.1
Other current assets                                              184.3              176.4
                                                                -------            -------
TOTAL CURRENT ASSETS                                            1,708.7            1,641.7
                                                                -------            -------
INVESTMENT IN NET ASSETS OF AND ADVANCES TO
UNCONSOLIDATED AFFILIATES                                         479.3              362.0
                                                                -------            -------
OTHER INVESTMENTS AND ADVANCES                                     32.5               18.4
                                                                -------            -------
PLANT AND EQUIPMENT, at cost                                    9,975.2            9,489.5
   Less - Accumulated depreciation                              4,901.6            4,703.4
                                                                -------            -------
PLANT AND EQUIPMENT, net                                        5,073.6            4,786.1
                                                                -------            -------
GOODWILL                                                          346.4              324.9
                                                                -------            -------
OTHER NONCURRENT ASSETS                                           371.6              356.5
                                                                -------            -------
TOTAL ASSETS                                                   $8,012.1           $7,489.6
                                                               ========           ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
Payables, trade and other                                      $  561.4           $  478.7
Accrued liabilities                                               284.1              332.8
Accrued income taxes                                               18.8               30.9
Short-term borrowings                                             326.3              270.1
Current portion of long-term debt                                 258.7              153.1
                                                                -------            -------
TOTAL CURRENT LIABILITIES                                       1,449.3            1,265.6
                                                                -------            -------
LONG-TERM DEBT                                                  2,249.7            2,274.3
                                                                -------            -------

DEFERRED INCOME AND OTHER NONCURRENT
 LIABILITIES                                                      603.1              570.9
                                                                -------            -------
DEFERRED INCOME TAXES                                             741.5              703.0
                                                                -------            -------
TOTAL LIABILITIES                                               5,043.6            4,813.8
                                                                -------            -------
MINORITY INTERESTS IN SUBSIDIARY COMPANIES                        136.2                8.5
                                                                -------            -------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                              249.4              249.4
Capital in excess of par value                                    340.8              329.2
Retained earnings                                               3,617.6            3,400.0
Accumulated other comprehensive income                           (316.3)            (231.5)
Treasury stock, at cost                                          (681.6)            (657.0)
Shares in trust                                                  (377.6)            (422.8)
                                                                -------            -------
TOTAL SHAREHOLDERS' EQUITY                                      2,832.3            2,667.3
                                                                -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $8,012.1           $7,489.6
                                                               ========           ========

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                               CONSOLIDATED INCOME
                                  (Unaudited)


(Millions of dollars, except per share)
                                       Three Months Ended    Nine Months Ended
                                              30 June            30 June
                                       -------------------   -----------------
                                         1999       1998       1999     1998
                                       --------- ---------   -------- --------
SALES AND OTHER INCOME
Sales                                  $1,237.8  $1,225.3   $3,765.7  $3,668.7
Other income, net                           2.9      11.0(a)    12.3      10.1(a)
                                       --------  --------   --------  --------
                                        1,240.7   1,236.3    3,778.0   3,678.8
                                       --------  --------   --------  --------
COSTS AND EXPENSES
Cost of sales                             871.0     824.2(b) 2,624.1   2,471.3(b)
Selling and administrative                172.6     171.9(b)   524.1     494.6(b)
Research and development                   29.4      28.7       90.4      82.0
                                       --------  --------   --------  --------
OPERATING INCOME                          167.7     211.5      539.4     630.9

Income from equity affiliates, net of
 related expenses                          15.2      11.0       39.1      24.6
Gain on American Ref-Fuel sale and
 contract settlements                        --      28.3         --     103.5
Net gain on formation of polymer
 venture                                     --        --       31.1        --
Interest expense                           39.3      42.0      120.1     121.2
                                       --------  --------   --------  --------
INCOME BEFORE TAXES AND
MINORITY INTEREST                         143.6     208.8      489.5     637.8

Income taxes                               44.4      70.5      149.4     217.8
Minority interest (c)                       4.6        .2(a)    12.2        .9(a)
                                       --------  --------   --------  --------
NET INCOME                                $94.6    $138.1    $ 327.9   $ 419.1
                                       ========  ========   =========  =======

BASIC EARNINGS PER COMMON SHARE            $.45      $.64      $1.55     $1.94
                                       --------  --------    --------  -------
DILUTED EARNINGS PER COMMON
 SHARE                                     $.44      $.63      $1.52     $1.89
                                       --------  --------   --------  --------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES (in millions)               212.5     214.9      211.9     216.4
                                       --------   --------   --------  -------
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT              217.0     219.9      215.9     221.3
SHARES (in millions)                   --------   --------   --------  -------

DIVIDENDS DECLARED PER COMMON
 SHARE - Cash                              $.18      $.17       $.52      $.47
                                       --------   --------   --------  -------


(a) The results for the three and nine months ended 30 June 1998 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

(b) The results for the three and nine months ended 30 June 1998 have been restated to reflect the current year presentation of distribution expense in cost of sales.

(c)  Minority interest primarily includes before-tax amounts.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

 (Millions of dollars)
                                            Three Months Ended    Nine Months Ended
                                                   30 June             30 June
                                           --------------------   -------------------
                                             1999        1998       1999      1998
                                           --------   ---------   --------   --------

NET INCOME                                  $94.6      $138.1      $327.9     $419.1
                                            -----      ------      ------     ------

OTHER COMPREHENSIVE INCOME
(LOSS), net of tax

Foreign currency translation
adjustments                                 (37.6)        2.1      (93.9)      (78.7)

Unrealized gains (losses) on
  investments:
Unrealized holding gains (losses)
  arising during the period                   5.0        (1.3)       9.1          .5
Less:  reclassification adjustment for
  gains (losses) included in net income        --          --         --          --
                                            -----      ------      ------     ------
Net unrealized gains (losses) on
  investments                                 5.0        (1.3)       9.1          .5
                                            -----      ------      ------     ------
TOTAL OTHER COMPREHENSIVE
INCOME (LOSS)                               (32.6)         .8      (84.8)      (78.2)
                                            -----      ------      -----      ------
COMPREHENSIVE INCOME                        $62.0      $138.9     $243.1      $340.9
                                            =====      ======     ======      ======

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                         Nine Months Ended
                                                              30 June
                                                         -----------------
                                                           1999     1998
                                                         --------  -------
OPERATING ACTIVITIES
Net Income                                                $327.9     $419.1
 Adjustments to reconcile income to cash
  provided by operating activities:
  Depreciation                                             386.8      359.0
  Deferred income taxes                                     39.8       48.4
  Ref-Fuel divestiture deferred income taxes                  --      (80.4)
  Gain on formation of polymer venture                     (31.1)        --
  Undistributed (earnings) losses of unconsolidated
  affiliates                                               (25.2)       6.9
  Loss (gain) on sale of assets and investments              1.4      (85.4)
  Other                                                     88.1      103.1
  Working capital changes that provided (used) cash,
   net of effects of acquisitions:
   Trade receivables                                       (66.2)      22.7
   Inventories and contracts in progress                    13.4       (5.9)
   Payables, trade and other                                90.9      (86.6)
   Accrued liabilities                                     (54.4)     (47.0)
   Accrued income taxes                                     (5.7)      82.0
   Other                                                    23.3        7.0
   Cash provided by (used for) discontinued operations       1.7       (3.8)
                                                         -------    -------
CASH PROVIDED BY OPERATING ACTIVITIES                      790.7      739.1
                                                         -------    -------
INVESTING ACTIVITIES
Additions to plant and equipment                          (671.8)    (507.2)
Acquisitions, less cash acquired                           (75.5)    (185.7)
Investment in and advances to unconsolidated affiliates   (101.5)     (18.5)
Proceeds from sale of assets and investments                50.4      283.8
Other                                                       14.2      (26.2)
                                                         -------    -------
CASH USED FOR INVESTING ACTIVITIES                        (784.2)    (453.8)
                                                         -------    -------
FINANCING ACTIVITIES
Long-term debt proceeds                                     78.1      102.0
Payments on long-term debt                                 (31.8)     (49.7)
Net increase in commercial paper                            62.8      110.2
Net (decrease) in other short-term borrowings               (4.7)     (16.7)
Dividends paid to shareholders                            (107.9)     (97.7)
Purchase of Treasury Stock                                 (24.6)    (285.0)
Other                                                       44.2       11.9
                                                         -------    -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            16.1     (225.0)
                                                         -------    -------
Effect of Exchange Rate Changes on Cash                     (3.8)      (2.0)
                                                         -------    -------
Increase in Cash and Cash Items                             18.8       58.3
Cash and Cash Items - Beginning of Year                     61.5       52.5
                                                         -------    -------
Cash and Cash Items - End of Period                        $80.3     $110.8
                                                         =======    =======

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                  (Unaudited)

(Millions of dollars)

                                Three Months Ended       Nine Months Ended
                                     30 June                 30 June
                              ----------------------   -------------------
                                  1999       1998         1999      1998
                              ----------  ----------   ---------  --------

Sales:
   Industrial Gases            $725.8     $725.9    $2,193.6      $2,168.2
   Chemicals                    415.8      393.6     1,234.5       1,152.9
   Equipment/Services            96.2      105.8       337.6         347.6
   Corporate/Other                 --         --          --            --
--------------------------  ---------  ---------   ---------     ---------
      CONSOLIDATED           $1,237.8   $1,225.3    $3,765.7      $3,668.7
--------------------------  ---------  ---------   ---------     ---------

Operating Income:
   Industrial Gases            $129.1(a)  $135.7      $393.9(b)    $427.6
   Chemicals                     47.4(a)    65.4       144.2(b)(c)  191.4
   Equipment/Services             2.3(a)    20.4        39.3(b)      50.4
   Corporate/Other              (11.1)     (10.0)(d)   (38.0)(b)    (38.5)(d)
--------------------------  ---------  ---------   ---------     --------
      CONSOLIDATED             $167.7     $211.5      $539.4       $630.9
--------------------------  ---------  ---------   ---------     --------

Equity Affiliates' Income:
   Industrial Gases              $7.4       $5.1       $20.7         $8.3
   Chemicals                      3.4         .1         8.9           .5
   Equipment/Services             4.3        4.9         9.0         13.2
   Corporate/Other                 .1         .9          .5          2.6
--------------------------   --------   --------   ---------     --------
      CONSOLIDATED              $15.2      $11.0       $39.1        $24.6
--------------------------   --------   --------   ---------     --------

Operating Return on Net Assets:(e)
   Industrial Gases                                    11.0%        11.6%
   Chemicals                                           13.8         17.7
   Equipment/Services                                  24.5         18.6
   Corporate/Other                                      N/A          N/A
--------------------------                         ---------     --------
      CONSOLIDATED                                     11.0%        11.9%
--------------------------                         ---------     --------


(a) The results for the three months ended 30 June 1999 include the charge for the global cost reduction plan in Industrial Gases ($10.7 million), Chemicals ($2.4 million), and Equipment/Services ($.8 million).

(b) The results for the nine months ended 30 June 1999 include the global cost reduction plan charges in Industrial Gases ($27.0 million), Chemicals ($4.0 million), Equipment/Services ($2.7 million), and Corporate/Other ($.5 million).

(c) The results for the nine months ended 30 June 1999 also include a charge of $10.3 million primarily related to Chemicals facility closure costs.

(d) The results for the three and nine months ended 30 June 1998 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

(e) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income divided by the rolling five quarter average of total assets less investments in equity affiliates. The ORONA calculation excludes $34.2 million in charges related to the global cost reduction programs and $10.3 million in charges primarily related to Chemicals facility closure costs.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGION
                                   (Unaudited)

(Millions of dollars)
                                Three Months Ended       Nine Months Ended
                                     30 June                  30 June
                             -----------------------  ------------------------
                                1999        1998         1999         1998
                             ----------  -----------  ----------  ------------
Sales:
 United States                 $793.5      $832.1     $2,403.2      $2,544.8
 Europe                         369.6       331.4      1,157.5         946.5
 Canada/Latin America            47.8        55.3        151.0         159.0
 Other                           26.9         6.5         54.0          18.4
-----------------------      --------    --------     --------      --------
      CONSOLIDATED           $1,237.8    $1,225.3     $3,765.7      $3,668.7
-----------------------      --------    --------     --------      --------
Operating Income:
 United States                 $117.8(a)   $157.7(d)    $380.5(b)(c)  $485.7(d)
 Europe                          41.7(a)     50.1(d)     141.4(b)      137.0(d)
 Canada/Latin America             8.7         4.1(d)      19.4          10.9(d)
 Other                            (.5)        (.4)        (1.9)         (2.7)
-----------------------       -------    --------     --------      --------
     CONSOLIDATED              $167.7      $211.5       $539.4        $630.9
-----------------------       --------   --------     --------      --------

Equity Affiliates' Income:
 United States                   $5.2        $5.5        $12.1         $15.2
 Europe                           3.1         2.6          9.5           7.6
 Canada/Latin America             5.2         3.0         14.1           8.6
 Other                            1.7         (.1)         3.4          (6.8)
-----------------------      --------     -------     ---------     --------
     CONSOLIDATED               $15.2       $11.0        $39.1         $24.6
-----------------------      --------     -------     ---------     --------

(a) The results for the three months ended 30 June 1999 include the charge for the global cost reduction plan in the United States ($2.9 million) and Europe ($11.0 million).

(b) The results for the nine months ended 30 June 1999 include the global cost reduction plan charges in the United States ($13.4 million) and Europe ($20.8 million).

(c) The results for the nine months ended 30 June 1999 also include a charge of $10.3 million in the United States primarily related to Chemicals facility closure costs.

(d) The results for the three and nine months ended 30 June 1998 have been restated to reflect the current year presentation of minority interest in a separate line item between income taxes and net income.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)        Three Months Ended       Nine Months Ended
                                        30 June                  30 June
                                  --------------------------------------------
                                   1999           1998       1999        1998
-------------------------------------------------------------------------------

Numerator for basic EPS
and diluted EPS-net income         $94.6         $138.1     $327.9     $419.1

Denominator for basic EPS
-weighted average shares           212.5          214.9      211.9      216.4

Effect of diluted securities:
  Employee stock options             3.5            4.0        3.0        3.9
  Other award plans                  1.0            1.0        1.0        1.0
                               ------------------------------------------------
                                     4.5            5.0        4.0        4.9

Denominator for diluted EPS
-weighted average shares and
assumed conversions                217.0          219.9      215.9      221.3
                               ================================================
Basic EPS                           $.45           $.64      $1.55      $1.94
                               ================================================
Diluted EPS                         $.44           $.63      $1.52      $1.89
                               ================================================


The results for the three months ended 30 June 1999 include a charge of $13.9 million ($9.0 million after-tax, or $.04 per share) for an expansion of the global cost reduction plan. This expanded plan results in an additional staffing reduction of 142 employees. Of the total amount charged to expense in the third fiscal quarter, $1.3 million has been incurred and the balance is included in accrued liabilities. This plan will be completed by 30 June 2000. The charges to cost of sales and to selling and administrative were $5.4 million and $8.5 million, respectively.

The fiscal year 1999 global cost reduction plan began in the first fiscal quarter. The first quarter included a staff reduction of 206 employees and resulted in a charge to expense of $20.3 million ($12.9 million after-tax, or $.06 per share). The results for the nine months ended 30 June 1999 include a charge of $34.2 million ($21.9 million after-tax, or $.10 per share) for the combined global cost reduction plan. The charges to cost of sales, selling and administrative, and research and development were $15.3 million, $17.8 million, and $1.1 million, respectively for the nine months ended 30 June 1999.

The results for the nine months ended 30 June 1999 include a net gain of $31.1 million ($21.3 million after-tax, or $.10 per share) related to the partial sale of assets related to the formation of Air Products Polymers
(a 65% majority owned venture with Wacker-Chemie GmbH). The gain was partially offset by costs related to an emulsions facility shutdown not included in the joint venture and for costs related to indemnities provided by Air Products to the venture.

The results for the nine months ended 30 June 1999 also include a charge of $10.3 million ($6.4 million after-tax, or $.03 per share) primarily related to Chemicals facility closure costs.

In December 1997, the Company sold its 50% interest in American Ref-Fuel Company, its former waste-to-energy joint venture with Browning-Ferris Industries, Inc. (BFI), to Duke Energy Power Services and United American Energy Corporation. This transaction provided for the sale of Air Products' interest in American Ref-Fuel's five waste-to-energy facilities for $237 million, and the assumption of various parental support agreements by Duke Energy Capital Corporation, the parent company of Duke Energy Power Services. The income statement for the nine months ended 30 June 1998 includes a gain of $62.6 million from this sale ($35.1 million after-tax, or $.16 per share).

When the 50% interest in the American Ref-Fuel Company was sold, Air Products retained a limited partnership interest in a project that was undergoing a power contract restructuring. The restructuring was completed in June 1998. The three and nine months ended 30 June 1998 include a gain, net of transaction costs, of $28.3 million ($15.4 million after-tax, or $.07 per share).

The results for the nine months ended 30 June 1998 also include a gain of $12.6 million from a cogeneration project contract settlement ($7.6 million after-tax, or $.03 per share).

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             THIRD QUARTER FISCAL 1999 VS. THIRD QUARTER FISCAL 1998
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the third quarter of fiscal 1999 were $1,237.8 million, 1% higher than in the same quarter of the prior year while operating income was down
$43.8 million, or 21%, to $167.7 million. Profits of equity affiliates increased $4.2 million to $15.2 million for the three months ended 30 June 1999. Net income was $94.6 million, or $.44 diluted earnings per share, compared to net income of $138.1 million, or $.63 diluted earnings per share, in the year-ago quarter. The current year included a charge of $13.9 million ($9.0 million after-tax, or $.04 per share) for a global cost reduction plan. The prior year included a charge of $28.3 million ($15.4 million after-tax, or $.07 per share) from the settlement of a power contract restructuring. Excluding the impact of these special items, operating income for the third quarter of fiscal 1999 of $181.6 million declined $29.9 million from the prior year, net income for the quarter of $103.6 million decreased $19.1 million, and diluted earnings per share of $.48 is down 14%. The remaining discussion and analysis of the consolidated results of operations excludes the impact of the special items.

Consolidated sales were up 1% driven by growth in Chemicals offset by lower Equipment/Services sales and unfavorable currency effects. Industrial Gases sales were flat as higher sales in Asia were offset by weakness in key markets and unfavorable currency effects. Volume gains in Chemicals were largely due to the new emulsions venture with Wacker-Chemie GmbH and prior year acquisitions.

Operating income declined primarily due to slowing activity in the Equipment/Services segment as expected, and lower Chemicals results. The Chemicals results were impacted by several customer outages and operating issues which resulted in lower than anticipated volumes in the intermediates business areas. Also, several Chemicals businesses experienced margin pressure. Growth in the Industrial Gases segment continues to be impacted by softer end-market conditions in the steel and electronics businesses. Favorable cost performance, particularly in distribution and overheads, continued in the quarter.

Equity affiliates' income increased principally due to the addition of the redispersible powders venture formed with Wacker-Chemie GmbH and better performance at several affiliates.

The Company expects the fourth quarter results to improve sequentially based on improving markets, continuing productivity initiatives and cost reduction efforts, and the avoidance of several one-time issues that impacted the third quarter results. Also, for the year, the Company expects earnings per share to be 5-7% below that of the prior fiscal year.

INDUSTRIAL GASES - Sales remained flat at $725.8 million in the third quarter of fiscal 1999 while operating income declined 5% to $129.1 million. Excluding the charge for the global cost reduction plan in the current quarter, operating income increased $4.1 million or 3%.

LOX/LIN volumes in the United States grew 5% including non-cryo. Growth in foods, glass and new enrichment accounts offset continued weakness in the electronics market. LOX/LIN pricing was down 3% from the prior year due to product mix effects and an aggressive pricing environment for new business. A new price increase program was initiated and will begin to take effect 1 July 1999. Cylinder volumes were up 7% over the prior year mainly as a result of increased focus and productivity initiatives in that business. Tonnage gases volumes in the United States declined 1% due to production cutbacks at several large steel accounts. HYCO volumes were slightly higher than the prior year.

European LOX/LIN volumes including non-cryo were up 6% reflecting continued strong non-cryo growth. Carburos Metalicos also continues to provide strong growth. European LOX/LIN prices were down 2% from the prior year. Cylinder volumes were up modestly due to the AGA UK cylinder business acquisition in the current quarter. Tonnage volumes increased 6% mainly due to continued loading in Rotterdam.

Total gases margin excluding special items of 19.3% was up from 18.7% in the prior year. This increase is a result of asset management initiatives and cost reduction efforts more than offsetting lower volumes to steel customers and continued pressure in several electronics product areas.

Equity affiliates' income for the third quarter of fiscal 1999 increased to $7.4 million compared to $5.1 million in the prior year. This increase was due primarily to improved performance at several affiliates.

CHEMICALS- Sales in the third quarter of fiscal 1999 of $415.8 million increased 6%, or $22.2 million. Operating income decreased $18.0 million to $47.4 million. Excluding the charge for the global cost reduction plan included in the current year results, operating income was $49.8 million, a decline of $15.6 million. Overall volumes increased 10%. Excluding the impact of the emulsions venture and prior year acquisitions, the current quarter volumes increased 2%. The current year operating margin of 12% excluding special items declined approximately 4.5% from the strong performance in the prior year. This decline was mainly a result of outages and operating difficulties at several key customers in the polyurethane intermediates and amines businesses this quarter combined with higher costs associated with new facilities brought on-stream in both of these areas. A number of maintenance turns taken this quarter will result in improved efficiencies and lower costs going forward.

In the polymers division, excluding the impact of the new emulsions joint venture, volumes increased 5% over the prior year as a result of strong demand from the adhesives and paper markets. PVOH volumes were consistent with the prior year. A price increase has been announced in the emulsions business effective 1 July 1999 to offset higher raw material costs.

In the performance chemicals division, overall volumes were up 3% from the prior year. This increase is due to volume gains in the epoxy and polyurethane additives businesses offset partially by lower specialty additives volumes due to a customer operating problem.

Equity affiliates' income for the third quarter of fiscal 1999 was $3.4 million. This amount mainly reflects the Company's 20% interest in the redispersible powders venture formed with Wacker-Chemie GmbH.

EQUIPMENT AND SERVICES - Sales decreased 9% from $105.8 million in the prior year to $96.2 million. Operating income decreased from $20.4 million to $2.3 million. Excluding the cost reduction plan charge in the current quarter, operating income declined $17.3 million. As expected, the decline in operating income was a result of less project activity in all areas. Sales backlog for the equipment product line declined to $103 million at 30 June 1999. This backlog compares to $302 million at 30 September 1998 and $358 million at 30 June 1998.

Equity affiliates' income for the third quarter of fiscal 1999 decreased slightly from $4.9 million in the prior year to $4.3 million.

CORPORATE AND OTHER - Operating loss increased $1.1 million to $11.1 million. The operating loss increase is mainly due to an unfavorable foreign exchange impact in the current year.

INTEREST

Interest expense of $39.3 million declined $2.7 million from the prior fiscal year third quarter. This decline was a result of lower rates and higher capitalized interest offset somewhat by increased interest incurred on a higher average debt balance.

INCOME TAXES

The consolidated effective tax rate on income was 31.9%. Excluding the tax rate impact of the global cost reduction plan charges, the effective tax rate is 32.2%. This rate is slightly higher than the prior year rate of 31.9%. The effective tax rate calculation includes before-tax minority interest.

ACCOUNTING CHANGES

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement
No. 133." This Statement defers the effective date of FASB Statement No. 133 for one year. The Company is now required to adopt FASB Statement No. 133 no later than the first quarter of fiscal year 2001. The Company has not yet determined the timing of the adoption of Statement No. 133. Also, the Company is continuing to evaluate the impacts of adopting the Statement on the financial statements and the risk management processes.

As of April 1999, the Company began applying highly inflationary accounting to operations in Indonesia. The financial statements of the Company's operations in Indonesia are remeasured as if the functional currency were the US dollar. No material effects on the financial statements resulted from this change.

Beginning with the fiscal quarter ended 31 December 1998, the Company changed the income statement presentation of distribution expense. Distribution expense is now included as part of "Cost of sales" and was previously reported as part of "Selling, distribution and administrative." This change reflects a more common industry classification of expenses. Results of the three and nine months ended 30 June 1998 were restated for comparability.

COST REDUCTION PLAN

The Company committed to an expansion of the global cost reduction plan in the quarter ended 30 June 1999. The expanded plan results in an additional staffing reduction of 142 employees in the areas of manufacturing, distribution and overhead. This plan has been communicated to all employees and will be completed by 30 June 2000. $13.9 million ($9.0 million after-tax, or $.04 per share) related to employee termination benefits was charged to expense in the fiscal quarter ended 30 June 1999. Expenses of $1.3 million have been incurred and charged to the accrual with the balance remaining in accrued liabilities. The charges to cost of sales and to selling and administrative were $5.4 million and $8.5 million, respectively. The charges to segments were to Industrial Gases ($10.7 million), Chemicals ($2.4 million) and Equipment/Services ($.8 million). Benefits of the cost reduction plan will begin in the fourth quarter of the current fiscal year and will reach an annualized savings of approximately $14.0 million in late fiscal year 2000.

YEAR 2000 READINESS DISCLOSURE

YEAR 2000 PREPARATION
During the fiscal quarter ended 30 June 1999, the Company continued to achieve the critical milestones in the Year 2000 readiness program. Progress and exposure are essentially as planned and disclosed in the fiscal year 1998 Annual Report issued in December 1998. Through June 1999, the Company has expended approximately $30 million on its year 2000 program. The Company continues to believe that the previously disclosed $40 million cost estimate remains sufficient to cover the cost of the Company's Year 2000 program, and includes funds budgeted to absorb program contingencies as they may arise. Year 2000 contingency planning is in progress and is expected to be ready to address Year 2000 issues as they arise. Details of these plans are described by area below.

INFORMATION TECHNOLOGY
All of the mission-critical Information Technology infrastructure and applications portfolio have been tested and certified as Year 2000 ready. An organization has been created and is in place to support Information Technology contingency planning. Normal operating plans have been reviewed against potential Year 2000 risks. Year 2000 contingency plans are currently being developed to address these risks. These contingency plans include controls to limit changes to Information Technology infrastructure and applications over Year 2000 critical dates and the implementation of a change management process to assure that newly purchased or modified Information Technology software and hardware is Year 2000 ready before introduction into our computing environment. The Company continues to believe that the combination of readiness certification and contingency planning will result in no material adverse impact on the Company's operations or financial condition due to Information Technology Systems.

PROCESS CONTROL AND EMBEDDED CHIP SYSTEMS
Essentially all of the Company-owned or operated Non-Information Technology systems have been inventoried and risk assessment is complete. Year 2000 certification efforts continue as planned with 97% of the mission critical systems certified as Year 2000 ready as of June 1999. Year 2000 completions have been scheduled beyond June 1999 to coincide with previously scheduled plant turn-around's and the availability of vendor software upgrades. Complete certification is planned for September 1999. The Company has already prepared Year 2000 contingency plan templates for each of its types of operations. Existing individual plant site contingency plans are currently being reviewed against these templates. Final contingency plans are expected to be in place by September 1999.

THIRD PARTIES
Assessment of the Company's 1,300 key suppliers for Year 2000 readiness has been completed as planned. Approximately 96% of these suppliers are demonstrating acceptable readiness programs and have met the Company's Year 2000 readiness expectations. The Company is conducting more thorough evaluations of the remaining key suppliers based on the assessment results. Contingency plans are being developed for some key suppliers and for those not meeting the Company's expectations. Final contingency plans are expected to be in place by September 1999.

BUSINESS CONTINGENCY PLANNING
A cross-functional management team has been created and is in place to coordinate the Company's various Year 2000 contingency planning efforts, guide the Company's Year 2000 business contingency planning, and address customers' Year 2000 issues and concerns. Existing operating contingency plans are being updated specifically for Year 2000 issues, centralized Year 2000 crisis centers are being created in conjunction with existing customer service centers, and product deployment plans are being developed to address product demands. Final contingency plans are expected to be in place by September 1999. Illustrative Year 2000 contingency measures include:

     o increasing on-site and standby staffing
     o implementing additional methods of communication
     o testing emergency responsiveness
     o testing raw material and product back-up systems
     o providing back-up fuel supplies for existing back-up generators
     o enhancing utility supply contingency plans
     o topping-off fuel tanks in tractors and product in Company distribution trailers
     o printing and distributing hard-copies of critical schedules, shipping documents and emergency contact lists
     o understanding customers' operating and contingency plans that impact the Company
     o enhancing crisis training and communication
     o deploying Year 2000-specific senior crisis coordinators and business managers

EURO IMPACT

The Euro became legal currency as of 1 January 1999. The Company has administrative operations in 9 of the 11 countries which have adopted the Euro and is well positioned to comply with the legislation applicable to its introduction.

SUBSEQUENT EVENT

On 13 July 1999, the company announced that its board and the boards of L'Air Liquide S.A. ("Air Liquide") of France and The BOC Group plc ("BOC") have agreed to the terms of a recommended offer under which it and Air Liquide will acquire BOC, the leading British industrial gases company, for UK(pound)14.60 per share in cash, or a total of approximately $11.2 billion. Air Products has a UK(pound)3,950,000,000 credit agreement to provide backup for commercial paper or direct funding for its 50% share of the offer price. The offer will formally commence in the United Kingdom upon receipt of the necessary regulatory clearances, which are expected within six months. Air Products expects the transaction will enhance its earnings before goodwill amortization, transaction fees and special charges from the first full year following completion of the offer and will be accretive to earnings per share (earnings post goodwill amortization) two years after the acquisition. Air Products has filed a Form 8-K on 13 July 1999 with the United States Securities and Exchange Commission which provides additional details of this transaction.

               NINE MONTHS FISCAL 1999 VS. NINE MONTHS FISCAL 1998
               ---------------------------------------------------


RESULTS OF OPERATIONS

CONSOLIDATED

Sales in the first nine months of fiscal 1999 of $3,765.7 million were 3% higher than the $3,668.7 million reported in the prior fiscal year. Operating income declined $91.5 million, or 14%, to $539.4 million. Profits of equity affiliates increased $14.5 million to $39.1 million for the nine months ended 30 June 1999. Net income was $327.9 million, or $1.52 diluted earnings per share, compared to net income of $419.1 million, or $1.89 diluted earnings per share in the prior year. In the first nine months of 1999 there were several special items; a gain of $31.1 million ($21.3 million after-tax, or $.10 per share) related to the formation of Air Products Polymers, a charge of $34.2 million ($21.9 million after-tax, or $.10 per share) related to a global cost reduction plan, and a charge of $10.3 million ($6.4 million after-tax, or $.03 per share) primarily related to Chemicals facility closure costs. Excluding these special items, operating income for the year is $583.9 million and net income is $334.9 million, or $1.55 diluted earnings per share. Additionally, in the first nine months of 1998 there were several special items; a gain of $62.6 million ($35.1 million after-tax, or $.16 per share) from the sale of the Company's 50% interest in American Ref-Fuel Company, a gain of $12.6 million ($7.6 million after-tax, or $.03 per share) from a cogeneration project contract settlement, and a gain of $28.3 million ($15.4 million after-tax, or $.07 per share) from the settlement of a power contract restructuring. Excluding these special items, operating income for the nine months ended 30 June 1998 is $630.9 million and net income is $361.0 million, or $1.63 diluted earnings per share. Excluding the impact of all special items, operating income for the first nine months of fiscal 1999 of $583.9 million declined $47.0 million from the prior year, net income of $334.9 million decreased $26.1 million, and diluted earnings per share of $1.55 is down $.08. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Consolidated sales grew 3% primarily as a result of growth in Chemicals and Industrial Gases outside North America. Sales growth in Asia was offset by decreased North American sales across several end markets in the Industrial Gases segment. Chemicals businesses experienced volume gains as a result of the new emulsions venture with Wacker-Chemie GmbH and prior year acquisitions. The Equipment/Services segment sales were lower than the strong prior year sales as expected.

Operating income excluding special items decreased $47.0 million, or 7% from the prior year. This decline is primarily due to margin impacts on some Chemicals product lines resulting from customer outages and operating issues, higher costs associated with new facilities brought on stream, and the secondary effects of the Asian market. Weakened Industrial Gases sales in the electronics and metals markets, and less project activity in the Equipment/Services segment also contributed to the decline in operating income.

Equity affiliates' income increased due to unfavorable foreign exchange impacts in the prior year, improved performance at several affiliates, and the addition of the redispersible powders venture formed with Wacker-Chemie GmbH.

INDUSTRIAL GASES - Sales of $2,193.6 million in the first nine months of fiscal 1999 increased 1%, or $25.4 million over the $2,168.2 million reported in fiscal 1998. LOX/LIN volumes including non-cryo are up approximately 2% in North America and 8% in Europe. In the United States, soft conditions in the metals and electronics markets offset growth in several other end use markets.

In Europe, the volume increase reflects strong non-cryo growth during the year. Pricing in the LOX/LIN component of merchant gases is down approximately 2% in North America and 3% in Europe, with average pricing impacted primarily by continuing competitive pressure. Tonnage gases volumes declined 2% in North America while Europe tonnage volumes increased 2%. The decline in North America is driven by weaker steel demand while the increase in Europe is a result of loading at Rotterdam.

Operating income decreased $33.7 million to $393.9 million from the prior year. The current year results include a cost reduction plan charge of $27.0 million. Excluding this charge, operating income declined 2%. Operating margin for the nine months excluding special items was 19.2% down slightly from 19.7% in the prior year. The operating margin decline is mainly due to geographic mix, lower volumes to steel customers and a weak electronics market offset by asset management initiatives and cost reduction efforts in the current year.

Equity affiliates' income increased $12.4 million to $20.7 million from $8.3 million in the prior year. This increase is due to unfavorable foreign exchange effects in the prior year and improved performance at several affiliates in the current year.

CHEMICALS - Sales in the first nine months of fiscal 1999 of $1,234.5 million increased $81.6 million, or 7%. Operating income declined $47.2 million to $144.2 million. The current year results include a charge of $10.3 million primarily due to facility closure costs, and cost reduction plan charges of $4.0 million. Excluding these special items, fiscal 1999 operating income declined $32.9 million, or 17%. The overall volume for the segment grew 10% for the first nine months of the fiscal year. The majority of this growth was due to the emulsions venture and prior year acquisitions. Methylamine, higher amine and PVOH volumes were down from the strong levels in the prior year. The operating income decline was due to increased fixed costs of new capacity additions, integration costs of the emulsions venture, customer outages and operating difficulties, and the impacts of the Asian economy.

Equity affiliates' income increased $8.4 million to $8.9 million from $.5 million in the prior year. This increase reflects the Company's 20% interest in the redispersible powders venture formed with Wacker-Chemie GmbH in the current year.

EQUIPMENT AND SERVICES - Sales declined $10.0 million to $337.6 million from $347.6 million in the prior year. Operating income decreased $11.1 million to $39.3 million from the prior year. Excluding the cost reduction plan charges included in the current year results, operating income was $42.0 million, a decrease of 17%. The decrease in sales and operating income was the result of less project activity in all areas in the current year. Sales backlog for the equipment product line declined to $103 million at 30 June 1999. This backlog compares to $302 million at 30 September 1998 and $358 million at 30 June 1998.

Equity affiliates' income for the first nine months of fiscal 1999 decreased $4.2 million to $9.0 million from the prior year. The decrease is mainly due to lower energy pricing in the power generation business.

CORPORATE AND OTHER - Operating expense declined slightly to $38.0 million from $38.5 million in the prior year. The current year results include cost reduction plan charges of $.5 million. Excluding this charge, operating expense declined $1.0 million due primarily to a litigation settlement received in the current year.

Equity affiliates' income declined $2.1 million to $.5 million in the current year. This decline is mainly due a favorable power contract settlement in the prior year.

INTEREST

Interest expense of $120.1 million decreased $1.1 million from the prior year. Lower interest rates and higher capitalized interest were partially offset by higher average debt.

INCOME TAXES

The consolidated effective tax rate on income was 31.3%. Excluding the tax rate impact on the gain on formation of the emulsions venture, the Chemicals facility closure costs, and the cost reduction plan charges, the effective tax rate is 31.7%. This rate is down from 32.3% excluding special items in the prior year primarily due to tax strategies and initiatives. The effective tax rate calculation includes before-tax minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 1999 totaled $868.8 million compared to $725.1 million in the corresponding period of the prior year. Additions to plant and equipment increased from $507.2 million during the first nine months of fiscal 1998 to $671.8 million during the current period. The current year additions include a new 500 million pound-per-year dinitrotoluene (DNT) production facility in Geismar, Louisiana. Investments in unconsolidated affiliates were $101.5 million during the first nine months of fiscal 1999 versus $18.5 million last year. The current year results include a cash contribution of $50.1 million to acquire a 50% interest in Industrial Oxygen Company Limited ("INOX"), India's second largest industrial gas company. The current year results also include a cash contribution of $33.5 million related to the formation of the redispersible powders venture with Wacker-Chemie GmbH. Capital expenditures are expected to be approximately $1.2 billion in fiscal 1999. This is up from the prior quarter estimates due to a number of acquisition opportunities the company has completed or plans to complete in this fiscal year. It is anticipated that these expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first nine months of fiscal 1999 ($790.7 million) combined with proceeds from the sale of assets and investments ($50.4 million), cash provided by debt financing ($140.9 million) and cash provided by the issuance of shares in trust for stock options ($44.3 million) were used largely for capital expenditures ($868.8 million), purchase of common stock for treasury ($24.6 million), debt repayments ($36.5 million) and cash dividends ($107.9 million). Cash and cash items increased $18.8 million from $61.5 million at the beginning of the fiscal year to $80.3 million at 30 June 1999. The net increase in commercial paper was $62.8 million.

Total debt expressed as a percentage of the sum of total debt and shareholders' equity, was 50% at 30 June 1999 and 30 September 1998. Total debt increased from $2,697.5 million at 30 September 1998 to $2,834.7 million at 30 June 1999.

There was $383.5 million of commercial paper outstanding at 30 June 1999. The Company's revolving credit commitments amounted to $600.0 million at 30 June 1999 with funding available in 13 currencies. No borrowings were outstanding under these commitments. Additional commitments totaling $91.2 million are maintained by the Company's foreign subsidiaries, of which $21.4 million was utilized at 30 June 1999.

At 30 June 1999, the Company had unutilized shelf registrations for $325.0 million of debt securities.

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

The notional principal and fair value of interest rate swap agreements at 30 June 1999 and 30 September 1998 were as follows:

(Millions of dollars)

                                 30 June 1999              30 September 1998
                       ---------------------------    -------------------------
                           Notional   Fair Value        Notional    Fair Value
                            Amount    Gain (Loss)        Amount     Gain (Loss)
                       ----------------------------   ----------- -------------
Fixed to Variable          $311.0         $11.2          $461.0        $37.6
Variable to Variable         60.0         125.6            60.0         86.4
                       ----------------------------   ---------- --------------
            Total          $371.0        $136.8          $521.0       $124.0
                       ============================   ========== ==============


During the first nine months of fiscal 1999 three fixed to variable interest rate swap agreements with a total notional amount of $150.0 million were terminated, resulting in a deferred gain of $10.5 million.

A $65.6 million asset has been recognized in the financial statements related to the above variable to variable interest rate swap agreements. Additionally, a $65.6 million liability has been recognized in the financial statements related to the corresponding debt agreements.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 30 June 1999 was $270.8 million. The fair value of the agreements was a gain of $15.2 million, of which a $32.1 million gain related to the currency component was recognized in the financial statements. The remaining $16.9 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1998 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $419.3 million and a gain of $1.8 million, respectively. In the quarter ended 31 March 1999, three interest rate and currency swap agreements with a total notional amount of $118.5 million were terminated, resulting in a deferred loss of $2.2 million.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 1999 is $2,753.5 million compared to a book value of $2,508.4 million.

Refer to the subsequent event disclosure in the current quarter Management's Discussion and Analysis section for information related to the financing of the recommended offer under which the Company and L'Air Liquide S.A. will acquire The BOC Group plc.

During the first nine months of fiscal 1999, .6 million shares of the Company's outstanding common stock were repurchased at a cost of $24.6 million.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

COST REDUCTION PLAN

The Company began a global cost reduction plan ("1999 Plan") in the fiscal quarter ending 31 December 1998. The 1999 Plan results in a staffing reduction of 206 employees in the areas of manufacturing, distribution and overhead. The plan has been communicated to all employees and as of this filing, approximately two thirds of the plan has been implemented. The 1999 Plan will be completed by 31 December 1999. $20.3 million ($12.9 million after-tax, or $.06 per share) related to employee termination benefits was charged to expense in the fiscal quarter ended 31 December 1998. As of this filing, $12.0 million has been charged to the accrual and $8.3 million remains in accrued liabilities. Annualized benefits of approximately $15.0 million will occur from this plan which will be completed by 31 December 1999.

The Company expanded the 1999 Plan in the quarter ended 30 June 1999. The plan expansion in the third quarter results in an additional staffing reduction of 142 employees and resulted in a charge to expense of $13.9 million ($9.0 million after-tax, or $.04 per share).

For the nine months ended 30 June 1999, the combined cost reduction plan had resulted in a charge to expense of $34.2 million ($21.9 million after-tax, or $.10 per share). The charges to cost of sales, selling and administrative, and research and development were $15.3 million, $17.8 million and $1.1 million, respectively. The charges to segments were to Industrial Gases ($27.0 million), Chemicals ($4.0 million), Equipment/Services ($2.7 million) and Corporate/Other ($.5 million).

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis such as those relating to the Year 2000, other important risk factors and uncertainties include the impact of worldwide economic growth, pricing of both the Company's products and raw materials such as electricity, customer outages and customer demand, and other factors resulting from fluctuations in interest rates and foreign currencies, the impact of competitive products and pricing, success of cost control programs, and the impact of tax and other legislation and other regulations in the jurisdictions in which the Company and its affiliates operate.

Factors that might cause forward looking statements related to the BOC acquisition to differ materially from actual results include, among other things, requirements or delays imposed by regulatory authorities to permit the transaction to be consummated, unanticipated tax and other costs in separating the ownership of BOC's businesses and assets, ability to amortize goodwill over 40 years, overall economic and business conditions, demand for the goods and services of Air Products or BOC or their respective affiliates, competitive factors in the industries in which each of them competes, changes in government regulation, success of implementing synergies and other cost reduction programs, the timing, impact, and other uncertainties of future acquisitions or combinations within relevant industries, fluctuations in interest rates and foreign currencies, and the price at which Air Products would issue additional equity, as well as the impact of tax and other legislation and other regulations in the jurisdictions in which Air Products and BOC and their respective affiliates operate.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

      (a)(12) Computation of Ratios of Earnings to Fixed Charges.

      (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b) Current Report on Form 8-K dated 22 April 1999 was filed by the Registrant during the quarter ended 30 June 1999 in which Item 5 of such form was reported.

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


                                    Air Products and Chemicals, Inc.
                                    --------------------------------
                                              (Registrant)



Date: August 12, 1999           By:      /s/ Leo J. Daley
                                    -------------------------------
                                         Leo J. Daley
                                         Vice President - Finance
                                         (Chief Financial Officer)

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


                       For the quarter ended 30 June 1999


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