Form 10-K405
period 1999-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 1999-12-16
CIK 2969

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-K

(Mark One) |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended September 30, 1999

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
  Common Stock, par value $1.00 per share              New York and Pacific
      Preferred Stock Purchase Rights                  New York and Pacific
        8 3/4% Debentures Due 2021                            New York
                          ------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]
                -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 1999 was $6.44 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of November 30, 1999 was 229,304,812.
                       DOCUMENTS INCORPORATED BY REFERENCE

      Annual Report to Shareholders for the fiscal year ended September 30, 1999. With the exception of those portions which are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.

Proxy Statement for Annual Meeting of Shareholders to be held
January 27, 2000 . . . Part III.
===============================================================================

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

Factors that might cause forward looking statements related to the BOC transaction to differ materially from actual results include, among other things, requirements or delays imposed by regulatory authorities to permit the transaction to be consummated, unanticipated tax and other costs in separating the ownership of BOC's businesses and assets, ability to amortize goodwill over 40 years, overall economic and business conditions, demand for the goods and services of Air Products or BOC or their respective affiliates, competitive factors in the industries in which each of them competes, changes in government regulation, success of implementing synergies and other cost reduction programs, the timing, impact, and other uncertainties of future acquisitions or combinations within relevant industries, fluctuations in interest rates and foreign currencies, and the price at which Air Products would issue additional equity, as well as the impact of tax and other legislation and other regulations in the jurisdictions in which Air Products and BOC and their respective affiliates operate.


                                                   TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----

PART I.  ITEM 1. Business...........................................................................   1
                  INDUSTRIAL GASES..................................................................   1
                    Power Generation................................................................   2
                    Pure Air........................................................................   2
                    BOC Transaction.................................................................   3
                  CHEMICALS.........................................................................   3
                    Polymer Chemicals...............................................................   3
                    Performance Chemicals...........................................................   3
                    Chemical Intermediates..........................................................   4
                  EQUIPMENT AND SERVICES.............................................................  5
                  GENERAL............................................................................  5
                    Foreign Operations..............................................................   5
                    Technology Development..........................................................   5
                    Raw Materials and Energy........................................................   6
                    Environmental Controls..........................................................   7
                    Competition.....................................................................   8
                    Insurance.......................................................................   8
                    Employees.......................................................................   8
                    Year 2000.......................................................................   8
                    Executive Officers of the Company...............................................   9
         ITEM 2.  Properties......................................................................... 10
                    Industrial Gases................................................................. 10
                    Chemicals........................................................................ 10
                    Equipment and Services........................................................... 11
         ITEM 3.  Legal Proceedings.................................................................. 11
         ITEM 4.  Submission of Matters to a Vote of Security Holders................................ 11

PART II  ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters.............. 11
         ITEM 6.  Selected Financial Data............................................................ 11
         ITEM 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................. 12
         ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk......................... 12
         ITEM 8.  Financial Statements............................................................... 12
         ITEM 9.  Disagreements on Accounting and Financial Disclosure............................... 12

PART III ITEM 10. Directors and Executive Officers of the Company.................................... 12
         ITEM 11. Executive Compensation............................................................. 12
         ITEM 12. Security Ownership of Certain Beneficial Owners and Management..................... 12
         ITEM 13. Certain Relationships and Related Transactions..................................... 12

PART IV  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................... 13
                  Signatures......................................................................... 16

                                     PART I

ITEM 1.  Business.

         Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business, and developed strong positions as a producer of certain chemicals.

         The industrial gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, argon, and hydrogen and a variety of medical and specialty gases. This segment also includes the Company's power generation and flue gas treatment businesses. The chemicals business segment produces and markets polymer chemicals, performance chemicals, and chemical intermediates. The equipment and services business segment supplies cryogenic and other process equipment and related engineering services.

         Financial information concerning the Company's business segments appears in Note 20 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 1999 Financial Review Section of the Annual Report.

         As used in this Report, the term "Air Products" or "Company" includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.


                                INDUSTRIAL GASES

         The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified, or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide), and helium (purchased or refined from crude helium). Medical and specialty gases are manufactured or blended by the Company or purchased for resale. The industrial gas segment now also includes the Company's power generation and flue gas treatment businesses. These businesses were formerly reported in the Equipment and Services segment.

         The Company's industrial gas business involves two principal modes of supply:

         "Tonnage" or "on-site" supply--For large volume or "tonnage" users of industrial gases, a plant is built adjacent to or near the customer's facility--hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In at least nine areas--the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Los Angeles, California; Phoenix, Arizona; Decatur, Alabama; Central Louisiana; Rotterdam, The Netherlands; Singapore; and Bahia, Brazil--Air Products' hydrogen, oxygen, carbon monoxide, or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Korea, Thailand, Malaysia, Taiwan, and South Africa.

         Merchant supply--Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Increasingly, some customers are being supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology, which, in certain circumstances, the Company sells to its customers. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars, and lecture bottle sizes.

         Oxygen, nitrogen, argon, and hydrogen sold to merchant customers are usually recovered at large "stand-alone" facilities located near industrial areas or high-tech centers, or at small noncryogenic generators, or are taken from tonnage plants used primarily to supply tonnage users. Tonnage plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a merchant market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide, and low dew point gases using adsorption technology.

         Tonnage and merchant sales of atmospheric gases--oxygen, nitrogen, and argon--constituted approximately 26% of Air Products' consolidated sales in fiscal 1999 and were approximately 25% and 24% in fiscal years 1998 and 1997 respectively. Tonnage and merchant sales of industrial gases--principally oxygen, nitrogen, and hydrogen--to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 14% and 9% respectively, of Air Products' consolidated sales in fiscal 1999.

         Other important consumers of Air Products' industrial and specialty gases are the basic steel industry, the oil industry (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining), and the food industry (which uses liquid nitrogen for food freezing). Air Products believes that it is the largest liquefier of hydrogen which it supplies to many customers including the National Aeronautics and Space Administration for its space shuttle program.

         Helium is sold for use in magnetic resonance imaging equipment, controlled atmospheres processes, and welding. Medical gases are sold in the merchant market to hospitals and clinics, primarily for inhalation therapy.

         Specialty gases include fluorine products, rare gases such as xenon, krypton, and neon, and more common gases of high-purity or gases which are precisely blended as mixtures. Specialty chemicals for use by the electronics industry include silane, nitrogen trifluoride, carbon tetrafluoride, hexaflouromethane, and tungsten hexafluoride. These gases and chemicals are used in numerous industries and in electronic and laboratory applications. In certain circumstances, the Company sells equipment related to the use, handling, and storage of such specialty gases and specialty chemicals.

         Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 131 offices in 37 states in the United States and Puerto Rico, and from 191 offices in 24 foreign countries. In addition, industrial gas companies in which the Company has investments operate in more than 30 foreign countries.

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


Power Generation

         Air Products operates and has 50% interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida; and a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, The Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.9% interest, operates in Thailand and supplies electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate.


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


BOC Transaction

         In July 1999, the Company and L'Air Liquide S.A. of France agreed to the terms of a recommended offer under which they would acquire the BOC Group plc, the leading British industrial gases company. The Company will contribute approximately $5.9 billion in cash to the transaction, expected to be funded initially with debt financing through or supported by a credit facility provided by The Chase Manhattan Bank.

         This transaction provides a unique opportunity for the Company to acquire attractive, complementary assets that will increase its size and scale to compete around the world and extend its presence in high growth areas, advancing its strategy of building a leading global industrial gas company. Additional information about the acquisition is included in Note 18 to the Consolidated Financial Statements included under Item 8 herein.


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


Polymer Chemicals

         Air Products' polymer chemicals are water-based and water-soluble products derived primarily from vinyl acetate monomer. The principal products of these businesses are polymer emulsions, pressure sensitive adhesives, and polyvinyl alcohol. Total sales from these businesses constituted approximately 14% of Air Products' consolidated sales in fiscal year 1999, and 12% in each of fiscal years 1998 and 1997.

         Polymer Emulsions-The Company's major emulsion products are vinyl acetate homopolymer emulsions and AIRFLEX(R) vinyl acetate-ethylene copolymer emulsions. The Company also produces emulsions which incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks, and carpet backing binder formulations.

         Air Products owns 65% of a world-wide joint venture with Wacker-Chemie GmbH that produces polymer emulsions and pressure sensitive adhesives. The Company also owns 20% of a world-wide joint venture with Wacker-Chemie that produces redispersible powders made from polymer emulsions.

         Pressure Sensitive Adhesives-These products are water-based acrylic emulsions which are used for both permanent and removable pressure sensitive adhesives primarily for labels and tapes.

         Polyvinyl Alcohol-These polymer products are water-soluble synthetic resins which are used in textile warp sizes, surface sizes for paper, adhesives, safety glass laminates, and as emulsifying agents in polymerization. As a co-product of polyvinyl alcohol, acetic acid is a merchant product sold to a variety of markets including textiles, pharmaceuticals, and electronics.


Performance Chemicals

         Air Products' performance chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides. The principal products of these businesses are specialty additives, polyurethane additives, and epoxy additives. Total sales from these businesses constituted approximately 8% of Air Products' consolidated sales in each of fiscal years 1999, 1998, and 1997.

         Specialty Additives-These products are primarily acetylenic alcohols and amines which are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations, and corrosion inhibitors.

         Polyurethane Additives-These products include catalysts and surfactants which are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding, and automobile seating.

         Epoxy Additives-These products include polyamides, aromatic amines, cycloaliphatic amines, reactive diluents, and specialty epoxy resins which are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites, and electrical laminates.


Chemical Intermediates

         The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol, and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 11% of Air Products' consolidated sales in each of fiscal years 1999, 1998, and 1997.

         Amines-The Company produces a broad range of amines using ammonia and methanol, which are both manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines, are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, artificial sweeteners, rubber chemicals, and pharmaceuticals. Ammonia is a feedstock for its alkylamines and the excess over this requirement is marketed as ammonium nitrate prills and solutions which are primarily used by customers as fertilizers or in other agricultural applications. Methanol is principally used by Air Products as a feedstock in methylamine production and the excess over this requirement is marketed to the methanol market.

         Polyurethane Intermediates-The Company produces dinitrotoluene ("DNT") and toluene diamine ("TDA") for use as intermediates by the Company's customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding, and seating in automobiles. Virtually all of the Company's production of DNT and TDA is sold under long-term contracts to a small number of customers.


                                      * * *

         Chemical sales are supported from various locations in the United States, England, Germany, Brazil, Mexico, The Netherlands, Japan, China, Singapore, and South Africa, and through sales representatives or distributors in most industrialized countries. Dry products are delivered in railcars, trucks, drums, bags, and cartons. Liquid products are delivered by barge, rail tank cars, tank-trailers, drums and pails, and, at one location, by pipeline.

         The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see "Raw Materials and Energy"), and will continue to be affected by various environmental and health laws and regulations (see "Environmental Controls").

                             EQUIPMENT AND SERVICES

         The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide, and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the industrial gases segment and for sale in industrial markets which include the Company's international industrial gas affiliates.

         The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $175 million on September 30, 1999, approximately 27% of which relates to cryogenic air separation, as compared with a total backlog of approximately $302 million on September 30, 1998. It is expected that approximately $136 million of the backlog on September 30, 1999, will be completed during fiscal 2000.


                                     GENERAL


Foreign Operations

         Air Products, through subsidiaries and affiliates, conducts business in numerous countries outside the United States. The structure of the Air Products industrial gas business in Europe mirrors the Company's United States operation. Air Products' international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.

         Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, Canada, Mexico, and throughout Europe and Asia in 14 and eight countries respectively. Subsequent to fiscal year end, the Company acquired the 51 percent of shares that it previously did not own in Korea Industrial Gases Ltd., the largest industrial gas company in Korea. There are 50% industrial gas joint ventures in Africa, Canada, South Africa, four countries in Europe, and two in Asia, and less than controlling interests in Canada and Mexico, two countries in Europe, and five in Asia. The Company has a 50% interest in a power generation facility in The Netherlands and a 48.9% interest in Thailand.

         The principal geographic markets for the Company's chemical products are North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Germany, Italy, The Netherlands, the U.K., Australia, Singapore, and Korea. The Company also has 50% joint ventures in Japan for distribution of POLYCAT(R) and manufacture and sale of DABCO(R) amine catalysts. The polymer emulsions and pressure sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the U.S., Germany, Mexico, and Korea. Headquarters for the 20% investment in the redispersible powder venture with Wacker-Chemie are in Germany with manufacturing facilities in Germany and the United States.

         Financial information about Air Products' foreign operations and investments is included in Notes 8, 10, and 20 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency", and information on Company exposure to currency fluctuations is included in Note 5 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $528 million, $650 million, and $571 million in 1999, 1998, and 1997 respectively. Total export sales in fiscal 1999 included $43 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.


Technology Development

          Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester and Basingstoke, England; Utrecht, The Netherlands; and Barcelona, Spain. The Company also funds and works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

         The Company's market-oriented approach to technology development encompasses research and development and engineering, as well as commercial development.

         The amount expended by the Company on research and development during fiscal 1999 was $123 million, and was $112 million and $114 during fiscal 1998 and 1997 respectively.

         In the industrial gases and equipment and services segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics, polymer, petroleum, rubber, plastics, food processing, and paper industries. Through fundamental research into sieve and polymer materials, advanced process engineering, and integrated manufacturing methods, the Company discovers, develops, and improves the economics of noncryogenic gas separation technologies. Additionally, technology development for the equipment and services businesses is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production and separation and in power production.

         In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in polymer and performance chemicals. In addition, a major continuing effort supports the development of new and improved manufacturing technology for chemical intermediates and various types of polymers.

         A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center which conducts exploratory research in areas important to the long-term growth of the Company's core businesses, e.g., gas and fluid separations, polymer science, organic synthesis, and fluorine chemicals.

         As of November 1, 1999, Air Products owned 928 United States patents and 1,694 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.


Raw Materials and Energy

         The Company manufactures hydrogen, carbon monoxide, synthesis gas, anhydrous ammonia, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 8% of the Company's consolidated sales in fiscal 1999. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer which supports the polymer business, the Company is heavily dependent on a single supplier under a long-term contract which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, polyvinyl alcohol, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 34% of the Company's consolidated sales in fiscal 1999. Natural gas is an energy source at a number of the Company's facilities.

         The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant industrial gas business of the Company.

         In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal 1999 no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

         The amounts charged to earnings on an after-tax basis related to environmental protection totaled $27 million in 1999, $24 million in 1998, and $26 million in 1997. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $28 million in 2000 and $29 million in 2001.

         Although precise amounts are difficult to define, the Company estimates that in fiscal 1999 it spent approximately $7 million on capital projects to control pollution (including expenditures associated with new plants) versus $10 million in 1998. Capital expenditures to control pollution in future years are estimated at $11 million in 2000 and $10 million in 2001.

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

         It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $10 million to a reasonably possible upper exposure of $26 million. The balance sheet at September 30, 1999 includes an accrual of $19 million. At September 30, 1998, the balance sheet accrual was $23 million.

         In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA remediation action. The Company estimates capital costs to implement the anticipated remedial program will range from $23 to $30 million. Spending was $7.5 million through fiscal 1999 and is estimated at $10 million for fiscal 2000 and $1 million for 2001. Operating and maintenance expenses associated with continuing the remedial program are estimated to be approximately $1 million per year beginning in fiscal 2000 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. In fiscal 1999 an insurance recovery related to this environmental site was received in the amount of $7.7 million. The cost estimates have not been reduced by the value of such reimbursement.

         Actual costs to be incurred in future periods may vary from the estimates given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.

Competition

         The Company's businesses face strong competition from others, some of which are larger and have greater resources than Air Products.

         Air Products' industrial gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers, and in some cases the provisions of other services or products such as power and steam generation. A similar competitive situation exists in European industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

         The number of the Company's principal competitors in the chemicals business varies from product to product, and it is not practical to identify such competitors because of the broad range of the Company's chemical products and the markets served, although the Company believes it has a leading or strong market position in most of its chemical products. For amines the competition is principally from other large chemical companies that also have the ability to provide competitive pricing, reliability of supply, technical service assistance, and quality products and services. The possibility of back integration by large customers is the major competitive factor for the sale of polyurethane intermediates. In its other chemical products, the Company competes with a large number of chemical companies, some of which are larger, possess greater financial resources, and are more vertically integrated than the Company. Competition in these products is principally on the basis of price, quality, product performance, reliability of product supply, and technical service assistance.

         The Company's equipment and services businesses and its power generation business compete in all aspects with a great number of firms, some of which have greater financial resources than Air Products. Another important factor in certain export sales is financing provided by governmental entities in the United States and the United Kingdom as compared with financing offered by their counterparts in other countries.

         Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees. Air Products believes that its comprehensive project development capability, operating experience, engineering and financing capabilities, and construction management experience will enable it to compete effectively.


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


Employees

       On September 30, 1999, the Company (including majority-owned subsidiaries) had approximately 17,400 full-time employees of whom approximately 7,200 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations which expire on various dates over the next three to four years. The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.


Year 2000

         Software failures due to processing efforts potentially arising from calculations using the Year 2000 dates are a known risk. The Company is currently evaluating and managing the financial and operating risks associated with this problem. Additional information regarding the Company's Year 2000 efforts is included under Item 7 herein.

Executive Officers of the Company

         The Company's executive officers and their respective positions and ages on December 15, 1999 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.


         Name                      Age                    Office

W. Douglas Brown                    53       Vice President, General Counsel and Secretary
         (D)(E)                              (became Vice President, General Counsel and Secretary in 1999;
                                             Vice President-Administration, Gases and Equipment in 1997;
                                             Senior Vice President-Law and Secretary of American
                                             Ref-Fuel Company prior thereto)

Andrew E. Cummins                   55       Group Vice President-Chemicals
         (D)(E)                              (became Group Vice President-Chemicals in 1999;
                                             Vice President-North America Gases in 1999; Vice
                                             President-General Industries Group in 1996;
                                             Vice President and General Manager-General
                                             Industries Division prior thereto)

Leo J. Daley                        53       Vice President-Finance
         (D)(E)                              (became Vice President-Finance in 1998; Vice President and
                                             Treasurer prior thereto)

Robert E. Gadomski                  52       Executive Vice President-Gases and Equipment
         (D)(E)                              (became Executive Vice President-Gases and Equipment in
                                             1999; Executive Vice President-Chemicals, Asia,
                                             and Latin America in 1998; Executive Vice
                                             President-Chemicals in 1996; Group Vice
                                             President-Chemicals Group prior thereto)

John P. Jones III                   49       President and Chief Operating Officer
         (A)(D)(E)                           (became President and Chief Operating Officer in 1998;
                                             Executive Vice President-Gases and Equipment in 1996;
                                             President-Air Products Europe, Inc. prior thereto)

Joseph J. Kaminski                  60       Corporate Executive Vice President
         (A)(D)(E)                           (became Corporate Executive Vice President in 1996;
                                             Executive Vice President-Gases and Equipment prior thereto)

Ronaldo Sullam                      58       President-Air Products Europe, Inc.
         (D)(E)                              (became President-Air Products Europe, Inc. in 1996; Senior
                                             Vice President-Strategic Marketing, Development, and
                                             Southern Europe in 1995; Vice President-Marketing and
                                             Development Europe and General Manager Southern Europe
                                             Division prior thereto)

Harold A. Wagner                    64       Chairman of the Board and Chief Executive Officer
         (A)(B)(C)(D)(E)


------------------
(A)   Member, Board of Directors.
(B)   Member, Executive Committee of the Board of Directors.
(C)   Member, Finance Committee of the Board of Directors.
(D)   Member, Management Committee.
(E)   Member, Corporate Executive Committee.

ITEM 2.  Properties.

         The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England, and Brampton, near Toronto, Canada, and in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, the People's Republic of China; Singapore; and Sao Paulo, Brazil. The management considers the Company's facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 1999.


Industrial Gases

         The industrial gases segment has approximately 190 plant facilities in 38 states, the majority of which recover nitrogen, oxygen, and argon. The Company has eight facilities which produce specialty gases and 31 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 144 sales offices and/or cylinder distribution centers located in 39 states.

         The property on which the above plants are located is owned by Air Products at approximately one-fourth of the locations, and leased by Air Products at the remaining locations. However, in virtually all cases, the plant itself is owned and operated by Air Products. Air Products owns approximately half of its sales offices and cylinder distribution centers, including related real estate, and leases the other half.

         Air Products' European plant facilities total 64, and include eight plants which recover hydrogen, seven plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen, and argon. In addition, there are four specialty gas centers. There is a combined total of 123 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia, Taiwan, Korea, Malaysia, and the Middle East. Representative offices are located in Taiwan, and in Beijing and Shanghai in the People's Republic of China.


Chemicals

         The chemicals segment manufactures amines, nitric acid, methanol, anhydrous ammonia, and ammonia products at its Pace, Florida facility; alkylamines at its St. Gabriel, Louisiana facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey facility; styrene emulsions, styrene acrylics, polyvinyl acetate acrylics, and polyvinyl acetate emulsions at its San Juan del Rio facility in Mexico; polyvinyl acetate emulsions at its Cologne, Germany facility; nitric acid, dinitrotoluene, toluene diamine, polyvinyl alcohol, and acetic acid at its Pasadena, Texas facility; polyvinyl acetate emulsions, polyvinyl alcohol, acetic acid, and acetylenic chemicals at its Calvert City, Kentucky facility; specialty amines at its Wichita, Kansas facility; methylamines, dimethyl formamide, choline chloride, and dimethyl amino ethanol at its Teeside, England facility; and epoxy additives at its facilities in Manchester, England, Los Angeles, California, and Cumberland, Rhode Island. The chemicals segment manufactures polyurethane additives and polyurethane specialty products (AIRTHANE(R)/VERSATHANE(R)) at its Paulsboro, New Jersey facility which is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at five smaller locations.

         The chemicals segment has 15 plant facilities, four sales offices, and two laboratories in the United States, and operates three plants, nine sales/representative offices, and four laboratories in Europe, two laboratories in Brazil, Korea, China, and Japan, one plant in Mexico, two plants in Korea, one plant in Brazil, and sales offices in Australia, Brazil, Mexico, Japan, Korea, and Singapore, and representative offices in Beijing, Shanghai, and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

Equipment and Services

         The principal facilities utilized by the equipment and services segment include five plants and two sales offices in the United States, two plants and two offices in Europe, one office in Japan, and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.


ITEM 3.  Legal Proceedings.

         In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. During April, 1999 the Kentucky Department of Environmental Protection ("KDEP") forwarded a Notice of Violation alleging the Company's Calvert City, Kentucky chemical manufacturing facility had exceeded the significant net emission rate for ozone (measured as volatile organic compounds ("VOCs")) of Kentucky's Prevention of Significant Air Quality regulation with respect to calendar years 1993, 1995, 1997, and related construction permits. KDEP has also cited the facility for delayed installation of a device to control VOCs. There are also other proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 45 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position, nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Additional information on the Company's environmental exposure is included under "Environmental Controls".

ITEM 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.


                                    PART II

ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters.

         The Company's Common Stock, ticker symbol "APD", is listed on the New York and Pacific Stock Exchanges. Market and dividend information for the Company's Common Stock appear under "Eleven-Year Summary of Selected Financial Data" on page 62 of the 1999 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences, and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company's Transfer Agent and Registrar is First Chicago Trust Company, a Division of Equiserve, P.O. Box 2506, Jersey City, New Jersey 07303-2506, telephone (800) 519-3111, TDD (201) 222-4955, internet website
www.equiserve.com, and e-mail address equiserve@em.equiserve.com.

         As of November 30, 1999 there were 11,922 record holders of the Company's Common Stock.

ITEM 6.  Selected Financial Data.

         The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on page 62 of the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The textual information appearing under "Management's Discussion and Analysis" on pages 23 through 30 of the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk.

         The textual information appearing under "Financial Instruments Sensitivity Analysis" on pages 30 and 31 of the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  Financial Statements.

         The consolidated financial statements and the related notes thereto together with the report thereon of Arthur Andersen LLP dated
October 29, 1999 appearing on pages 33 through 62 of the 1999 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company.

         The biographical information relating to the Company's directors contained on pages 6 through 9 of the Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. Executive Compensation.

         The information under "Director Compensation", "Report of the Management Development and Compensation Committee", "Executive Compensation Tables", "Severance and Other Change In Control Arrangements", and "Stock Performance Graph", appearing on pages 10 through 17 of the Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required for this Item is set forth in the sections headed "Persons Owning More than 5% of Air Products Stock" and "Air Products Stock Beneficially Owned by Officers and Directors" contained on pages 18 and 19 of the Proxy Statement relating to the Company's 2000
Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

         Not applicable.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as a part of this Report:


       1. The 1999 Financial Review Section of the Company's 1999 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

     (Page references to 1999 Financial Review Section of the Annual Report)

       Management's Discussion and Analysis..................................................... 23
       Report of Independent Public Accountants................................................. 32
       Consolidated Income for the three years ended 30 September 1999.......................... 33
       Consolidated Balance Sheets at 30 September 1999 and 1998................................ 34
       Consolidated Cash Flows for the three years ended 30 September 1999...................... 35
       Consolidated Shareholders' Equity for the three years ended 30 September 1999............ 36
       Notes to Consolidated Financial Statements............................................... 37
       Business Segment and Geographic Information.............................................. 58
       Eleven-Year Summary of Selected Financial Data........................................... 62



       2. The following additional information should be read in conjunction with the financial statements in the Company's 1999 Financial Review Section of the Annual Report to Shareholders:

                        (Page references to this report)

       Report of Independent Public Accountants on Schedule..................................... 18
       Consent of Independent Public Accountants................................................ 18

       Consolidated Schedule for the years ended 30 September 1999, 1998, and 1997 as follows:

       Schedule

       Number
       ------

       VIII   Valuation and Qualifying Accounts................................................. 19


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

          4.1 Rights Agreement, dated as of March 19, 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated March 19, 1998, as amended by Form 8-A/A dated July 16, 1998).*

          4.2 Amended and Restated Credit Agreement dated as of September 16, 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank (as amended).

          (10)           Material Contracts.

          10.1 1990 Deferred Stock Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

          10.2 1997 Long-Term Incentive Plan of the Company effective October 1, 1996. (Filed as Exhibit 10.2(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

          10.3 Amended and Restated 1997 Annual Incentive Plan of the Company effective April 1, 1998. (Filed as
                         Exhibit 10.3(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

          10.4 Supplementary Pension Plan of the Company, as amended effective October 1, 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

         10.4(a)        Amendment to the Pension Plan for Salaried Employees
                         and the Pension Plan for Hourly Rated Employees of the Company, adopted September 20, 1995. (Filed as
                         Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

          10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

          10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

          10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed as Exhibit 1.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

          10.5(a) Amendment to Supplementary Savings Plan of the Company effective April 1, 1998. (Filed as Exhibit 10.3(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

          10.6 Amended and Restated Deferred Compensation Plan for Directors of the Company, effective May 19, 1998. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

          10.7 Stock Option Plan for Directors of the Company, effective January 27, 1994, as amended
                         October 21, 1999.

          10.8 Letter dated July 1, 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

          10.9 Letter dated July 7, 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

          10.10 Letter dated July 1, 1997 concerning pension for an executive officer.

          10.11 Air Products and Chemicals, Inc. Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

          10.12 Air Products and Chemicals, Inc. Change of Control Severance Plan effective March 15, 1990. (Filed as
                         Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

          10.13 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Pension Plan dated as of August 1, 1999.

         10.14 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of August 1, 1999.

         10.15 Form of Split Employment Contracts for an executive officer with the Company dated November 6, 1999 and with an affiliate of the Company dated June 4, 1996, and amended by letter dated November 6, 1999.

         10.16 Form of Severance Agreements which the Company has with each of its U.S. Executive Officers and European Executive Officer.

         10.17 Acquisition Agreement One by and between L'Air Liquide S.A. and the Company dated June 14, 1999 regarding the BOC transaction.**

         10.18 Agreement by and between L'Air Liquide S. A. and the Company dated July 2, 1999 (and incorporating amendments made July 7, 1999)regarding the BOC transaction.**

         10.19 Press Release regarding the BOC transaction dated July 13, 1999. (Reported as Item 5 in the Form 8-K filed on July 13, 1999.)*

         (11)           Earnings per share.

         (12)           Computation of Ratios of Earnings to Fixed Charges.

         (13) 1999 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 1999, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

         (21)           Subsidiaries of the registrant.

         (24)           Power of Attorney.

         (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

       (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

       Current Reports on Form 8-K dated July 13, 1999, July 16, 1999, and July 23, 1999, were filed in which Item 5 of such Form was reported.

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.

**Certain information in this Exhibit has been omitted pursuant to a Request for Confidential Treatment and such information has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 1999

                                    AIR PRODUCTS AND CHEMICALS, INC.
                                               (Registrant)


                                    By:       /s/ Leo J. Daley
                                        ----------------------------------------
                                         Leo J. Daley, Vice President--Finance
                                         Principal Financial Officer


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


         Signature                        Title                                                Date
         ---------                        -----                                                ----

   /s/ Harold A. Wagner                   Director and Chairman of the Board          December 16, 1999
--------------------------------          (Principal Executive Officer)
     (Harold A. Wagner)




      /s/ Paul E. Huck                    Vice President and Corporate Controller     December 16, 1999
--------------------------------          (Principal Accounting Officer)
       (Paul E. Huck)




             *                            Director and President                     December 16, 1999
--------------------------------          (Principal Operating Officer)
    (John P. Jones III)



             *                            Director and Corporate Executive Vice       December 16, 1999
--------------------------------          President
  (Joseph J. Kaminski)



             *                            Director                                    December 16, 1999
--------------------------------
      (Mario L. Baeza)



             *                            Director                                    December 16, 1999
--------------------------------
      (Tom H. Barrett)



             *                            Director                                    December 16, 1999
--------------------------------
     (L. Paul Bremer III)



             *                           Director                                    December 16, 1999
--------------------------------
      (Robert Cizik)





             *                           Director                                    December 16, 1999
--------------------------------
     (Ursula F. Fairbairn)



             *                           Director                                    December 16, 1999
--------------------------------
     (Edward E. Hagenlocker)



             *                           Director                                    December 16, 1999
--------------------------------
       (James F. Hardymon)



             *                           Director                                    December 16, 1999
--------------------------------
     (Terry R. Lautenbach)



             *                           Director                                    December 16, 1999
--------------------------------
     (Ruud F. M. Lubbers)



                                         Director                                    December 16, 1999
--------------------------------
         (Takeo Shiina)



             *                           Director                                    December 16, 1999
--------------------------------
       (Lawrason D. Thomas)



* W. Douglas Brown, Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.



                                           /s/ W. Douglas Brown
                                -------------------------------------------
                                           W. Douglas Brown
                                           Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To:  Air Products and Chemicals, Inc.

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated 29 October 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
29 October 1999



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Air Products and Chemicals, Inc.

         As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-33851, 333-02461, 33-2068, 333-36231, 33-57023,
33-65117, 333-21145, 333-45239, 333-18955, 333-21147, 333-60147, 333-71405,
333-73105, and 333-90773).



                                               ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania
15 December 1999


                                                                                                          SCHEDULE VIII
                                                                                                           CONSOLIDATED

                                                   AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                                   SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Years Ended 30 September 1999, 1998, and 1997

                                                                                        Other Changes
                                                           Additions                 Increase(Decrease)
                                                      ---------------------         ---------------------
           Classification               Balance at   Charged to    Charged to      Cumulative        Other       Balance at
                                        Beginning      Expense        Other       Translation                      End of
                                        of Period                   Accounts      Adjustments                      Period
-------------------------------------- ------------- ------------ -------------- --------------- --------------- ------------
                                                                    (in millions of dollars)

Amounts deducted in the
  consolidated balance sheet from
  the asset to which it applies:

Year Ended 30 September 1999               $ 17          $ 6          $ 1(1)          $ (1)        $ (11)(2)        $ 12
                                           ====          ===          ===             =====        ======           ====
   Allowance for doubtful accounts

Year Ended 30 September 1998               $ 20          $ 6         $ 3 (1)           $ -         $ (12) (2)       $ 17
                                           ====          ===         ===               ===         ======           ====
   Allowance for doubtful accounts

Year Ended 30 September 1997               $ 13          $ 6         $ 6 (1)          $ (1)        $ (4) (2)        $ 20
                                           ====          ===         ===              =====        =====            ====
   Allowance for doubtful accounts

-----------------------------------------------------------------------------------------------------------------------------


                                                                                        Other Changes
                                                           Additions                 Increase(Decrease)

                                                      ---------------------         ---------------------
           Classification               Balance at   Charged to    Charged to      Cumulative        Other       Balance at
                                        Beginning      Expense        Other       Translation                      End of
                                        of Period                   Accounts      Adjustments                      Period
-------------------------------------- ------------- ------------ -------------- --------------- --------------- ------------
                                                                    (in millions of dollars)

Amounts deducted in the
  consolidated balance sheet from
  the asset to which it applies:

Year Ended 30 September 1999               $ -          $ 34           $ -             $ -         $ (20) (3)       $ 14
                                           ===          ====           ===             ===         ======           ====
   Provision for global cost
   reduction

Year Ended 30 September 1998               $ -           $ -           $ -             $ -          $ - (3)          $ -
                                           ===           ===           ===             ===          ===              ===
   Provision for global cost
   reduction

Year Ended 30 September 1997               $ -           $ -           $ -             $ -          $ - (3)          $ -
                                           ===           ===           ===             ===          ===              ===
   Provision for global cost
   reduction



NOTES:

(1) Includes collections on accounts previously written off and additions applicable to businesses acquired.

(2)  Primarily includes write-offs of uncollectible accounts.

(3)  Charges to the accrual for termination payments.