Form 10-Q
period 1999-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2000-02-11
CIK 2969

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 31 December 1999
                                    ----------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---  --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 7 February 2000
        --------------------------         ---------------------------------
        Common Stock, $1 par value                      229,305,191


                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX

                                                                      Page No.
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 December 1999 and 30 September 1999 ........................   3

    Consolidated Income -
       Three Months Ended 31 December 1999 and 1998 ..................   4

    Consolidated Statement of Comprehensive Income
       Three Months Ended 31 December 1999 and 1998 ..................   5

    Consolidated Cash Flows -
       Three Months Ended 31 December 1999 and 1998 ..................   6

    Summary by Business Segments -
       Three Months Ended 31 December 1999 and 1998 ..................   7

    Summary by Geographic Regions -
       Three Months Ended 31 December 1999 and 1998 ..................   9

    Notes to Consolidated Financial Statements .......................  10

    Management's Discussion and Analysis .............................  11

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ........................  19

    Signatures .......................................................  20

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


                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars)
-------------------------------------------------------------------------------------------
                                                         31 December        30 September
                        ASSETS                               1999               1999
                                                         (Unaudited)
-------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                        $   79.5         $   61.6
Trade receivables, less allowances for                        921.5            894.7
 doubtful accounts
Inventories                                                   430.5            424.9
Contracts in progress, less progress billings                  95.9             79.8
Other current assets                                          335.7            321.4
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        1,863.1          1,782.4
-------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES                     492.5            521.4
  TO EQUITY AFFILIATES
OTHER INVESTMENTS AND ADVANCES                                 38.9             38.4
-------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, at cost                               10,381.5         10,187.9
Less - Accumulated depreciation                             5,055.5          4,995.0
-------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                    5,326.0          5,192.9
-------------------------------------------------------------------------------------------
GOODWILL                                                      339.0            350.4
OTHER NONCURRENT ASSETS                                       455.4            350.0
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $8,514.9         $8,235.5
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                  $  554.8         $  505.8
Accrued liabilities                                           494.5            407.0
Accrued income taxes                                           61.5             64.4
Short-term borrowings                                         763.7            407.6
Current portion of long-term debt                             321.0            473.0
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   2,195.5          1,857.8
-------------------------------------------------------------------------------------------
LONG-TERM DEBT                                              2,010.3          1,961.6
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                505.8            596.1
DEFERRED INCOME TAXES                                         745.7            731.1
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           5,457.3          5,146.6
-------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARY COMPANIES                    128.3            127.3
-------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                          249.4            249.4
Capital in excess of par value                                342.4            341.5
Retained earnings                                           3,714.0          3,701.8
Accumulated other comprehensive income                       (323.2)          (274.4)
Treasury Stock, at cost                                      (681.6)          (681.6)
Shares in trust                                              (371.7)          (375.1)
-------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                  2,929.3          2,961.6
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $8,514.9         $8,235.5
===========================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
--------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                        31 December
                                                                   1999              1998
--------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                                              $1,264.4         $1,274.6
Other income (expense), net                                             6.8              4.9
--------------------------------------------------------------------------------------------------
                                                                    1,271.2          1,279.5
--------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                                         877.1            875.6
Selling and administrative                                            167.8            183.2
Research and development                                               30.1             31.7
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      196.2            189.0
Income from equity affiliates, net of  related expenses                20.3              9.8
Net gain on formation of polymer venture                                 --             31.2
Loss on currency hedges related to BOC transaction                    113.2               --
  and preacquisition expenses
Interest expense                                                       41.3             40.4
--------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              62.0            189.6
Income taxes                                                            9.1             59.9
Minority interest (a)                                                   2.3              3.3
--------------------------------------------------------------------------------------------------
NET INCOME                                                            $50.6           $126.4
==================================================================================================
BASIC EARNINGS PER COMMON SHARE                                         $.24             $.60
--------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                       $.23             $.59
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON                                     213.2            211.4
  SHARES (in millions)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON                                     215.5            215.4
  AND COMMON EQUIVALENT SHARES (in millions)(b)
--------------------------------------------------------------------------------------------------

DIVIDENDS DECLARED PER COMMON SHARE - Cash                              $.18             $.17
--------------------------------------------------------------------------------------------------

(a)  Minority interest primarily includes before-tax amounts.

(b) The dilution of earnings per common share is due mainly to the impact of unexercised stock options.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                           31 December
                                                                      1999            1998
--------------------------------------------------------------------------------------------------
NET INCOME                                                            $50.6           $126.4
--------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Foreign currency translation adjustments                              (44.8)            24.3

Unrealized gains (losses) on investments:
 Unrealized holding gains (losses) arising during the                  (4.0)             3.9
   period
 Less:  reclassification adjustment for gains included                   --               --
   in net income
--------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on investments                           (4.0)             3.9
--------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                               (48.8)            28.2
--------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                   $1.8           $154.6
==================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
---------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                          31 December
                                                                     1999            1998

---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                            $50.6         $126.4
Adjustments to reconcile income to cash provided
 by operating activities:
    Depreciation                                                      131.7          127.8
    Deferred income taxes                                               3.2           21.4
    Gain on formation of polymer venture                                 --          (31.2)
    (Gain) loss on currency hedges related to BOC transaction         109.3             --
    Undistributed (earnings) losses of unconsolidated affiliates      (13.2)           6.7
    (Gain) loss on sale of assets and investments                      (4.4)            .5
    Other                                                             (10.2)          58.5
    Working capital changes that provided (used) cash, net of
    effects of acquisitions:
      Trade receivables                                               (27.9)           6.7
      Inventories and contracts in progress                           (20.5)         (47.5)
      Payables, trade and other                                        43.8            2.1
      Other                                                           (13.6)           1.7
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                 248.8          273.1
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to plant and equipment                                     (194.4)        (189.5)
Acquisitions, less cash acquired                                     (162.7)          (4.6)
Investment in and advances to unconsolidated affiliates               (16.0)         (50.4)
Proceeds from sale of assets and investments                           16.1           17.3
Other                                                                 (13.7)          14.7
---------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                   (370.7)        (212.5)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Long-term debt proceeds                                                 4.2             .8
Payments (proceeds) on long-term debt                                (161.6)           4.2
Net increase (decrease) in commercial paper                           290.6          (16.1)
Net increase (decrease) in other short-term borrowings                 44.7           (1.2)
Dividends paid to shareholders                                        (38.4)         (36.0)
Purchase of Treasury Stock                                               --          (24.6)
Other                                                                    .3            7.6
---------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      139.8          (65.3)
---------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                  --            1.0
Increase (decrease) in Cash and Cash Items                             17.9           (3.7)
Cash and Cash Items - Beginning of Year                                61.6           61.5
---------------------------------------------------------------------------------------------
Cash and Cash Items - End of Period                                   $79.5          $57.8
=============================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)

Business segment information is shown below:

(Millions of dollars)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                          31 December
                                                      1999          1998
--------------------------------------------------------------------------------
Revenues from external customers
  Gases                                              $780.6        $753.3
  Equipment                                            50.6         119.5
  Chemicals                                           433.2         401.8
--------------------------------------------------------------------------------
  Segment Totals                                    1,264.4       1,274.6
--------------------------------------------------------------------------------
  Consolidated Totals                              $1,264.4      $1,274.6
--------------------------------------------------------------------------------

Operating income
  Gases                                              $153.3        $121.5(a)
  Equipment                                             1.2          22.8(a)
  Chemicals                                            51.6          50.8(a)
--------------------------------------------------------------------------------
  Segment Totals                                      206.1         195.1
--------------------------------------------------------------------------------
  Corporate research and development and other         (9.9)         (6.1)(a)
    income/(expense)
--------------------------------------------------------------------------------
  Consolidated Totals                                $196.2        $189.0
--------------------------------------------------------------------------------

Operating income (excluding special items)
  Gases                                              $153.3        $137.8
  Equipment                                             1.2          24.7
  Chemicals                                            51.6          52.4
--------------------------------------------------------------------------------
  Segment Totals                                      206.1         214.9
--------------------------------------------------------------------------------
  Corporate research and development and other         (9.9)         (5.6)
   income/(expense)
--------------------------------------------------------------------------------
  Consolidated Totals                                $196.2        $209.3
--------------------------------------------------------------------------------

Equity affiliates' income
  Gases                                               $16.4          $6.7
  Equipment                                              .3            .5
  Chemicals                                             3.6           2.1
  Other                                                  --            .5
--------------------------------------------------------------------------------
  Segment Totals                                       20.3           9.8
--------------------------------------------------------------------------------
  Consolidated Totals                                 $20.3          $9.8
--------------------------------------------------------------------------------

Total assets
  Gases                                            $6,203.8      $5,506.4
  Equipment                                           252.7         299.6
  Chemicals                                         1,689.5       1,712.7
--------------------------------------------------------------------------------
  Segment Totals                                    8,146.0       7,518.7
--------------------------------------------------------------------------------
  Corporate assets                                    368.9         200.2
--------------------------------------------------------------------------------
  Consolidated Totals                              $8,514.9      $7,718.9
--------------------------------------------------------------------------------

Operating Return On Net Assets (ORONA)
  Gases                                                10.5%         11.2%
  Equipment                                             4.9%         24.9%
  Chemicals                                            12.5%         15.8%
--------------------------------------------------------------------------------
  Segment Totals                                       10.8%         12.8%
--------------------------------------------------------------------------------
  Consolidated Totals                                  10.0%         12.0%
--------------------------------------------------------------------------------

(a) The results for the three months ended 31 December 1998 include the global cost reduction plan charge in Gases ($16.3 million), Equipment ($1.9 million), Chemicals ($1.6 million), and Corporate ($.5 million).

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:


(Millions of dollars)
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                            31 December
                                                        1999          1998
--------------------------------------------------------------------------------
Total segment operating income                          $206.1       $195.1
Corporate research and development and other              (9.9)        (6.1)
  income/(expense)
--------------------------------------------------------------------------------
Consolidated operating income                            196.2        189.0
--------------------------------------------------------------------------------
Segment equity affiliates' income                         20.3          9.8
Net gain on formation of polymer venture                    --         31.2
Loss on currency hedges related to BOC transaction       113.2           --
  and preacquisition expenses
Interest expense                                          41.3         40.4
--------------------------------------------------------------------------------
Consolidated income before taxes and minority            $62.0       $189.6
  interest
================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                        31 December
                                                  1999               1998
--------------------------------------------------------------------------------
Revenues from external customers
  United States                                  $839.2              $807.9
--------------------------------------------------------------------------------
  United Kingdom                                  121.1               171.0
  Spain                                            76.8                84.4
  Other Europe                                    140.8               143.9
--------------------------------------------------------------------------------
  Total Europe                                    338.7               399.3
--------------------------------------------------------------------------------
  Canada/Latin America                             58.4                58.0
  Asia                                             28.0                 9.3
  All Other                                          .1                  .1
--------------------------------------------------------------------------------
Total                                          $1,264.4            $1,274.6
--------------------------------------------------------------------------------


Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)
Three months ended 31 December                  1999            1998
----------------------------------------------------------------------------
Numerator for basic EPS
and diluted EPS-net income                     $50.6         $126.4

Denominator for basic EPS
-weighted average shares                       213.2          211.4

Effect of dilutive securities:
  Employee stock options                         1.6            3.0
  Other award plans                               .7            1.0
                                        ------------------------------------
                                                 2.3            4.0
Denominator for diluted EPS
-weighted average shares and
assumed conversions                            215.5          215.4
                                        ====================================

Basic EPS                                        $.24           $.60
                                        ====================================

Diluted EPS                                      $.23           $.59
                                        ====================================

Options on 6.6 million and 8.1 million shares of common stock were not included in computing diluted EPS for the first quarter of fiscal 2000 and 1999, respectively because their effects were antidilutive.

The results for the three months ended 31 December 1999 include a charge of $113.2 million ($70.6 million after-tax, or $.33 per share) for costs related to the BOC acquisition. Of this amount, $109.3 million ($68.2 million after-tax, or $.32 per share) of accounting charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC acquisition. The remaining charge of $3.9 million ($2.4 million after-tax, or $.01 per share) consists of preacquisition expenses including $2.4 million of credit facility fees.

The results for the three months ended 31 December 1998 include a net gain of $31.2 million ($21.4 million after-tax, or $.10 per share) related to the formation of Air Products Polymers (a 65% majority owned venture with Wacker-Chemie GmbH). The gain was partially offset by costs related to an emulsions facility shutdown not included in the joint venture and for costs related to indemnities provided by Air Products to the venture.

In December 1998, the Company committed to a global cost reduction plan. The plan included a staffing reduction of 206 employees in the areas of manufacturing, distribution and overhead. $20.3 million ($12.9 million after-tax, or $.06 per share) related to employee termination benefits was charged to expense in the fiscal quarter ended 31 December 1998. The final expense and number of positions eliminated is essentially as planned. The charges to cost of sales, selling and administrative and research and development were $9.9 million, $9.3 million and $1.1 million, respectively.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

             FIRST QUARTER FISCAL 2000 VS. FIRST QUARTER FISCAL 1999
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales in the first quarter of fiscal 2000 were $1,264.4 million, slightly less than 1% lower than the same quarter in the prior year. Operating income was $196.2 million, up $7.2 million or 4%. Profits of equity affiliates increased $10.5 million to $20.3 million for the three months ended 31 December 1999. Net income was $50.6 million, or $.23 diluted earnings per share, compared to net income of $126.4 million, or $.59 diluted earnings per share, in the year-ago quarter. The current year included a significant special item, an after-tax charge of $70.6 million, or $.33 per share, related to the BOC acquisition. A large majority of this amount relates to the accounting charges recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC acquisition. The prior year included two special items: an after-tax gain of $21.4 million, or $.10 per share related to the formation of Air Products Polymers and an after-tax charge of $12.9 million, or $.06 per share for a global cost reduction plan. Excluding the special items, current year net income is $121.2 million compared to $117.9 million in the prior year, up 3%. Diluted earnings per share are $.56, up 2% over the prior year's $.55 diluted earnings per share, excluding special items.

Consolidated sales are down about 1% from the prior year. Excluding a 2% unfavorable foreign currency impact, consolidated sales are up 1%. Sales in the gases and chemicals segments essentially offset the anticipated decline in activity in the equipment segment. Gases volumes experienced improvement in the metals, chemical process, and electronics end markets. Chemicals sales were up on broad based volume gains.

Operating income was 6% below the prior year, excluding the charge for the global cost reduction plan in the prior year. An 11% improvement in the gases segment operating income was not able to offset the impact of declining activity in the equipment segment. Chemicals operating income declined 2% as higher volumes were more than offset by raw material cost increase impacts on margins. Selling and administrative overheads were down 4%, excluding the prior year global cost reduction charge. Currency and exchange related impacts reduced the year-to-year comparison by about 4%.

Equity affiliates' income increased due to improved activity at several gas affiliates, particularly Mexico and Korea. Additionally, there were favorable currency and exchange impacts relative to the prior year.

Industrial Gases-Sales increased 4% to $780.6 million in the first quarter of fiscal 2000. Excluding unfavorable currency impacts relative to the prior year, sales increased 7%. Prior year acquisitions contributed about 2% to the sales growth rate. Operating income increased $31.8 million to $153.3 million. Excluding the impact of the global cost reduction plan in fiscal 1999, operating income of $153.3 million is up $15.5 million, or 11%. Overall gases volumes grew about 8%, with strong growth performance in the electronics and chemical process end markets.

LOX/LIN volumes in North America were up 2% including non-cryo. LOX/LIN pricing was down about 1% from the prior year with a slowing in decline observed as pricing actions take effect. Packaged gases volumes in North America were up 3% on a same store basis. Overall tonnage gas volumes were up 5% in North America, with metals volumes improved as steel demand increased, and strong HYCO volumes in the chemicals process industry.

In Europe, LOX/LIN volumes including non-cryo, increased 7%. LOX/LIN pricing was down about 1%. Packaged gases volumes increased 4% over the prior year. Southern Europe continues strong performance, while there are some indications of improving volumes in Northern Europe. European tonnage volumes grew 7%, with higher demand for GOX/GAN from steel and process industry customers. A customer outage in Rotterdam resulted in lower HYCO volumes.

Asian sales were up due to improved demand in China, Singapore, and Malaysia, coupled with the impact of prior year acquisitions.

Higher volumes, particularly in the electronics specialty gases and Schumacher products as well as improved Asian business helped increase operating income 11%, excluding the impact of the prior year cost reduction charge. Somewhat offsetting the favorable volume impacts were feedstock supply, higher natural gas costs which impacted the North American hydrogen results, and unfavorable currency effects. A customer outage in Rotterdam also constrained the operating income growth.

The gases segment operating margin was 19.6%, up 1.3% from the prior year. The strong performance in electronics and Asia, combined with overhead cost control drove the increase.

Gases equity affiliates' income of $16.4 million was up $9.7 million over the prior year, due to currency and exchange impacts and higher performance in Mexico and Korea. In December 1999, the Company purchased the remaining 51.1 percent of the shares in the Korean affiliate and will begin consolidating this business in the second fiscal quarter.

Equipment-Sales were $50.6 million in the first quarter of fiscal 2000, compared to $119.5 million in fiscal 1999, down $68.9 million. Operating income of $1.2 million was down from the prior year by $21.6 million. Excluding the impact of the prior year cost reduction charge, the operating income decline was $23.5 million. The sales and operating income decline reflects lower project activity levels in all product areas. The sales backlog for the equipment segment at 31 December 1999 was $144 million. This compares to $175 million at 30 September 1999 and $212 million at 31 December 1998. Delays in customer capital spending plans caused expected orders not to materialize.

Chemicals-Sales in the first quarter of fiscal 2000 of $433.2 million were up 8%, or $31.4 million. Operating income increased $.8 million from the prior year. Excluding the impact of the cost reduction plan charge in 1999, operating income of $51.6 million was down 2%. Broad based volume gains were 12% higher. In the polymers business, emulsion volumes had strong demand from the paper and non-woven end markets. Polyvinyl alcohol (PVOH) volumes were at record levels based on strength in the textile and adhesive markets. Volumes were up 14% overall in the performance chemicals business, including improvement in Asian activity. Volumes were up in both the polyurethane intermediates and amines businesses, but impacted by expected customer outages.

The operating income decline resulted from raw material cost increases, primarily in the polymers business, combined with price reductions in selected products. A planned plant turnaround also reduced operating income. The impact of these cost and price factors was a decline in the segment operating margin of 1.1%, to 11.9% from the prior year.

The Company has engaged Goldman, Sachs & Co. to assess strategic alternatives in the PVOH business. Sales from this business in fiscal 1999 were about
$200 million.

Equity affiliates' income for the first quarter of fiscal 2000 was $3.6 million, up $1.5 million from the prior year. This increase reflects the improved performance of the Company's 20% interest in the redispersible powders venture formed in the first quarter of the prior year.

INTEREST

Interest expense of $41.3 million is up $.9 million, or 2% over the prior year. The increase is primarily due to higher debt.

INCOME TAXES

The current year consolidated effective tax rate is 15.3%, after minority interest of $2.3 million. This compares to a rate of 32.2% in the prior year. The fiscal 2000 rate is significantly impacted by a higher tax rate on the BOC acquisition hedging transactions. Excluding this tax impact, the effective rate for the current quarter is 29.9%. The effective rate in the prior year, excluding the tax rate impact of the gain on the formation of the polymer ventures and the global cost reduction, was 32.8%. The rate decrease from 32.8% to 29.9% is due to higher after-tax equity affiliate income and tax credits.

It is anticipated that the Company's effective tax rate related to its current operations will increase upon acquisition of BOC due to the non-tax deductibility of goodwill and the loss of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 2000 totaled
$404.8 million compared to $245.4 million in the corresponding period of the prior year. Additions to plant and equipment increased from $189.5 million during the first three months of fiscal 1999 to $194.4 million during the current period. Investments in unconsolidated affiliates were $16.0 million during the first three months of fiscal 2000 versus $50.4 million last year. The prior year results include a cash contribution of $33.5 million related to the formation of the redispersible powders venture with Wacker-Chemie GmbH. Expenditures for acquisitions increased from $4.6 million during the first three months of fiscal 1999 to $162.7 million during the current period. The current year amount includes the acquisition of the remaining 51.1 percent of the shares in Korea Industrial Gases Ltd. (KIG), the largest industrial gas company in Korea. The joint acquisition of BOC by Air Products and Air Liquide is expected to close in mid-fiscal 2000 at a cost of approximately $6 billion to Air Products. Other capital expenditures are expected to be approximately $1.2 billion in fiscal 2000. Bridge financing for the acquisition will be in the form of commercial paper backed by a committed bank facility that has been executed or direct borrowing against the facility. It is anticipated the permanent financing will be accomplished by a combination of debt and equity. The other expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first three months of fiscal 2000 ($248.8 million) combined with proceeds from the sale of assets and investments ($16.1 million) and proceeds from commercial paper and other short-term borrowings ($335.3) were used largely for capital expenditures ($404.8 million), long-term debt repayments ($157.4 million) and cash dividends ($38.4 million). Cash and cash items increased $17.9 million from $61.6 million at the beginning of the fiscal year to $79.5 million at 31 December 1999. The net increase in commercial paper was $290.6 million.

Total debt at 31 December 1999 and 30 September 1999, expressed as a percentage of the sum of total debt and shareholders' equity, was 51% and 49%, respectively. Total debt increased from $2,842.2 million at 30 September 1999 to $3,095.0 million at 31 December 1999.

There was $653.6 million of commercial paper outstanding at 31 December 1999. In the first three months of fiscal 2000, the Company added an additional $300 million revolving credit commitment. The Company's total revolving credit commitments amounted to $900.0 million at 31 December 1999. No borrowings were outstanding under these commitments. Additional commitments totaling $85.1 million are maintained by the Company's foreign subsidiaries, of which $16.6 million was utilized at 31 December 1999.

During fiscal 1999, a bank credit facility was executed to ensure the availability of funding to finance the anticipated acquisition of BOC. The facility consists of two tranches: a 364-day (subject to an additional 364-day term out option under certain circumstances) UK(pound)3,950.0 million tranche to fund the acquisition and a five-year $800 million tranche to replace the Company's existing revolving credit facilities. Interest rates are based on LIBOR plus a spread which is a function of the Company's long-term credit ratings. The agreement includes certain financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. Funds are not available under this credit facility until the offer for BOC shares is declared unconditional.

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

The notional principal amounts outstanding and net unrealized gain of interest rate swap agreements at 31 December 1999 and 30 September 1999 were as follows:


(Millions of dollars)

                                 31 December 1999              30 September 1999
                         ---------------------------    -----------------------------
                                           Net                             Net
                            Notional    Unrealized        Notional     Unrealized
                             Amount        Gain            Amount         Gain
                         ---------------------------   ------------------------------
Fixed to Variable           $181.0          $1.1         $311.0           $5.6
Variable to Variable          60.0         134.1           60.0          121.1
                         ---------------------------   ------------------------------
            Total           $241.0        $135.2         $371.0         $126.7
                         ===========================   ==============================


During the first three months of fiscal 2000 two fixed to variable interest rate swap agreements with a total notional amount of $100.0 million were terminated, resulting in a deferred gain of $2.4 million.

A $73.7 million asset has been recognized in the financial statements related to the above variable to variable interest rate swap agreements. Additionally, a $73.7 million liability has been recognized in the financial statements related to the corresponding debt agreements.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 December 1999 was $238.8 million. The fair value of the agreements was a gain of $12.5 million, of which a $23.1 million gain related to the currency component was recognized in the financial statements. The remaining $10.6 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1999 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $270.8 million and a gain of $10.2 million, respectively.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 December 1999 is $2,519.1 million compared to a book value of $2,331.3 million.

FINANCIAL INSTRUMENTS

Excluding the impact of the derivative instruments entered into to hedge the currency exposure of the BOC acquisition which are discussed in the `BOC Transaction' section below, there has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

BOC TRANSACTION

In July 1999, Air Products and L'Air Liquide S.A. ("Air Liquide") of France agreed to the terms of a recommended offer under which they would acquire BOC, the leading British industrial gases company, for UK(pound)14.60 per share in cash, or a total of approximately UK(pound)7.2 billion. Air Products has a UK(pound)3,950.0 million credit agreement to provide backup for commercial paper or direct funding for its 50% share of the offer price. Fees incurred to secure this credit agreement have been deferred and will be amortized on a straight-line basis over the term of the related debt. The offer will formally commence in the United Kingdom and the United States upon receipt of the necessary regulatory clearances, which are expected in the first quarter of calendar year 2000. The Company expects the transaction will be included in the Company's financial results for approximately six months of fiscal 2000. Due to the joint control with Air Liquide, the operations will initially be accounted for under the equity method. As the Company gains control and ownership of approximately one-half of the BOC assets expected to be allocated to it, the operations will be accounted for as consolidated entities. Excluding transaction and integration charges, the impact of the transaction should be modestly accretive to earnings per share before goodwill amortization, and approximately 10% dilutive to reported earnings per share after goodwill amortization. Air Products has filed a Form 8-K on 13 July 1999 with the United States Securities and Exchange Commission which provides additional details of this transaction.

As previously disclosed in the Form 10K filed in December 1999, the Company is hedging its the foreign exchange exposure of the BOC acquisition. Hedging protects the Company from a currency rate change that could negatively affect costs or profits. The Company has exposure since the BOC shares to be acquired are denominated in British Pound Sterling (GBP), while the assets and anticipated cash flows being acquired are denominated in currencies other than the GBP. As of 31 December 1999, the Company has entered into purchased currency option contracts and forward exchange contracts for approximately UK(pound)1.8 billion and UK(pound)1.5 billion on an after-tax basis, respectively. The net impact of the contracts entered into as of 31 December 1999 is that the Company has effectively hedged 100% of the currency exposure related to the purchase of BOC shares. Gains and losses associated with changes in the market value of these contracts are recorded currently in earnings since hedge accounting may not be applied to instruments which are used to hedge the currency exposure of a business combination. Accordingly, the results of the quarter ended 31 December 1999 included a before-tax loss of $109 million, reflecting an exchange rate of
1.6145 for the $/GBP as of 31 December 1999. Due to the required mark-to-market accounting, future accounting results will include gains and losses based on changes in the $/GBP exchange rate. The Company is fully protected economically from these exchange rate variations related to its portion of the BOC share purchase.

The results for the three months ended 31 December 1999 include a charge of $113.2 million ($70.6 million after-tax, or $.33 per share) for costs related to the BOC acquisition. Of this amount, $109.3 million ($68.2 million after-tax, or $.32 per share) of accounting charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC acquisition. The remaining charge of $3.9 million ($2.4 million after-tax, or $.01 per share) consists of preacquisition expenses including $2.4 million of credit facility fees.

In anticipation of the purchase transaction, the company approved a 5-7% reduction in the combined Air Products and BOC workforce.

GLOBAL COST REDUCTION PLAN

The Company began a global cost reduction plan ("the 1999 plan") in the fiscal quarter ended 31 December 1998. The plan included staffing reductions of 206 employees in the areas of manufacturing, distribution, and overheads. An amount of $20.3 million ($12.9 million after-tax, or $.06 per share) related to employee termination expense was charged to expense in the quarter ended 31 December 1998. The total number of reductions of 211 is slightly higher than the 206 in the plan. The total cost of the plan is $19.9 million, slightly less than planned, primarily due to some foreign currency impacts.

The Company expanded the plan in the quarter ended 30 June 1999, with an additional 142 reductions. There was a charge of $13.9 million ($9.0 million after-tax, or $.04 per share) for the plan expansion. The expected total cost remains as planned and 71 of the reductions have been completed. Expenses of $5.4 million have been charged to the accrual and the balance is in accrued liabilities.

YEAR 2000 READINESS DISCLOSURE

The Company expended approximately $35 million to date on its Year 2000 program. The Company continues to believe that the previously disclosed $40 million cost estimate for the Year 2000 program is sufficient, including contingencies that may arise through February 29, 2000 and the rollover into 2001. During the rollover into 2000, none of the Company's information technology systems, process control and embedded chip systems, or suppliers experienced Year 2000 events which had a material adverse impact on the Company's operations or financial condition. Contingency plans remain in place as part of the Company's normal business procedures to address operational issues that may arise from time to time, including those caused by Year 2000 events.

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

Factors that might cause forward-looking statements related to the BOC acquisition to differ materially from actual results include, among other things, requirements or delays imposed by regulatory authorities to permit the transaction to be consummated; unanticipated tax and other costs in separating the ownership of BOC's businesses and assets; ability to amortize goodwill over 40 years; overall economic and business conditions; demand for the goods and services of Air Products, BOC or their respective affiliates; competitive factors in the industries in which each of them competes; changes in government regulation; success of implementing synergies and other cost reduction programs; the timing, impact and other uncertainties of future acquisitions or combinations within relevant industries; fluctuations in interest rates and foreign currencies, and the price at which Air Products would issue additional equity; and the impact of tax and other legislation and other regulations in the jurisdictions in which Air Products, BOC and their respective affiliates operate.

                        PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a)(10.1) Amendment No. 1 dated as of 1 January 2000 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. dated 1 August 1999 relating to Defined Benefit Plans (Filed as Exhibit
                       10.13 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)

            (a)(10.2) Amendment No. 1 dated as of 1 January 2000 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. dated 1 August 1999 relating to Defined Contribution Plans (Filed as
                       Exhibit 10.14 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)

            (a)(12)    Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule for the three months ended 31 December 1999, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

            (b)       Current Reports on Form 8-K dated 20 October 1999 and
                      7 December 1999 were filed by the Registrant during the quarter ended 31 December 1999 in which Item 5 of such form was reported.

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


                                        Air Products and Chemicals, Inc.
                                       --------------------------------
                                                (Registrant)



Date: February 10, 2000             By:    /s/ Leo J. Daley
                                       -----------------------------------
                                         Leo J. Daley
                                         Vice President - Finance
                                         (Chief Financial Officer)

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


                     For the quarter ended 31 December 1999


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)



===============================================================================

                                INDEX TO EXHIBITS


            (a)(10.1) Amendment No. 1 dated as of 1 January 2000 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. dated 1 August 1999 relating to Defined Benefit Plans (Filed as Exhibit
                        10.13 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)

            (a)(10.2) Amendment No. 1 dated as of 1 January 2000 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. dated 1 August 1999 relating to Defined Contribution Plans (Filed as
                        Exhibit 10.14 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)

            (a)(12)     Computation of Ratios of Earnings to Fixed Charges.

            (a)(27) Financial Data Schedule for the three months ended 31 December 1999, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.