Form 10-Q
period 2000-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2000-05-12
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended 31 March 2000
                                    -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ----------     -----------

                          Commission file number 1-4534


                        AIR PRODUCTS AND CHEMICALS, INC.
  -----------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                 23-1274455
  -----------------------------------------------------------------------------
  (State of Other Jurisdiction of          (I.R.S. Employer Identification No.)
        Incorporation or Organization)


            7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
 ------------------------------------------------------------------------------
             (Address of Principal Executive Offices)        (Zip Code)

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 8 May 2000
             ----------------             ---------------------------
        Common Stock, $1 par value                229,305,191

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX
                                                                       Page No.
                                                                       --------
Part I.  Financial Information

  Consolidated Balance Sheets -
     31 March 2000 and 30 September 1999 ............................      4

  Consolidated Income -
     Three Months and Six Months Ended 31 March 2000 and 1999 .......      5

  Consolidated Statement of Comprehensive Income
     Three Months and Six Months Ended 31 March 2000 and 1999 .......      6

  Consolidated Cash Flows -
     Six Months Ended 31 March 2000 and 1999 ........................      7

  Summary by Business Segments -
     Three Months and Six Months Ended 31 March 2000 and 1999........      8

  Summary by Geographic Regions -
     Three Months and Six Months Ended 31 March 2000 and 1999........     11

  Notes to Consolidated Financial Statements ........................     12

  Management's Discussion and Analysis ..............................     14

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security-Holders.......     24

  Item 6.  Exhibits and Reports on Form 8-K .........................     25

  Signatures ........................................................     26

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

Results of operations for any three month or six month period are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars)
------------------------------------------------------------------------------------------------
                                                         31 March           30 September
                      ASSETS                               2000                 1999
                                                       (Unaudited)
------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                      $   92.6            $   61.6
Trade receivables, less allowances for                      923.1               894.7
 doubtful accounts
Inventories                                                 429.7               424.9
Contracts in progress, less progress billings                68.0                79.8
Other current assets                                        381.3               321.4
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      1,894.7             1,782.4
------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES                   505.9               521.4
  TO EQUITY AFFILIATES
OTHER INVESTMENTS AND ADVANCES                               46.3                38.4
------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, at cost                             10,491.3            10,187.9
Less - Accumulated depreciation                           5,120.7             4,995.0
------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                  5,370.6             5,192.9
------------------------------------------------------------------------------------------------
GOODWILL                                                    332.6               350.4
OTHER NONCURRENT ASSETS                                     420.2               350.0
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $8,570.3            $8,235.5
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                $  538.3            $  505.8
Accrued liabilities                                         377.4               407.0
Unrealized loss on forward contracts related to BOC         188.7                --
 transaction
Accrued income taxes                                         49.3                64.4
Short-term borrowings                                       440.6               407.6
Current portion of long-term debt                           115.3               473.0
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 1,709.6             1,857.8
------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                            2,506.9             1,961.6
DEFERRED INCOME & OTHER NONCURRENT                          566.8               596.1
 LIABILITIES
DEFERRED INCOME TAXES                                       744.2               731.1
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         5,527.5             5,146.6
------------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARY COMPANIES                  119.5               127.3
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share                        249.4               249.4
Capital in excess of par value                              342.1               341.5
Retained earnings                                         3,723.2             3,701.8
Accumulated other comprehensive income                     (340.4)             (274.4)
Treasury Stock, at cost                                    (681.6)             (681.6)
Shares in trust                                            (369.4)             (375.1)
------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                2,923.3             2,961.6
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $8,570.3            $8,235.5
================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
--------------------------------------------------------------------------------------------------
                                        Three Months Ended                 Six Months Ended
                                             31 March                           31 March
                                        2000          1999                 2000         1999
--------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                   $1,347.2       $1,253.3           $2,611.6      $2,527.9
Other income(expense),net                    7.1            4.5               13.9           9.4
--------------------------------------------------------------------------------------------------
                                         1,354.3        1,257.8            2,625.5       2,537.3
--------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                              925.6          877.5            1,802.7       1,753.1
Selling and administrative                 179.9          168.3              347.7         351.5
Research and development                    29.9           29.3               60.0          61.0
--------------------------------------------------------------------------------------------------
OPERATING INCOME                           218.9          182.7              415.1         371.7
Income from equity affiliates,              21.3           14.1               41.6          23.9
 net of related expenses
Net gain (loss) on formation of             --              (.1)              --            31.1
 polymer venture
Loss on currency hedges related            134.7           --                247.9          --
 to BOC transaction and expenses
Interest expense                            46.8           40.4               88.1          80.8
--------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND                     58.7          156.3              120.7         345.9
MINORITY INTEREST
Income taxes                                 8.3           45.1               17.4         105.0
Minority interest(a)                         2.8            4.3                5.1           7.6
--------------------------------------------------------------------------------------------------
NET INCOME                                 $47.6         $106.9              $98.2        $233.3
==================================================================================================
BASIC EARNINGS PER                           $.22           $.51               $.46         $1.10
COMMON SHARE
--------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER                         $.22           $.50               $.46         $1.08
COMMON SHARE
--------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE                           213.3          211.6              213.2         211.5
 NUMBER OF COMMON
 SHARES (in millions)
--------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE                           215.4          215.1              215.5         215.3
 NUMBER OF COMMON AND
 COMMON EQUIVALENT
 SHARES (in millions)(b)
--------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER                       $.18           $.17               $.36          $.34
COMMON SHARE - Cash
--------------------------------------------------------------------------------------------------

(a)  Minority interest primarily includes before-tax amounts.

(b) The dilution of earnings per common share is due mainly to the impact of unexercised stock options.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------------------------------
                                              Three Months Ended              Six Months Ended
                                                   31 March                       31 March
                                              2000          1999              2000         1999
--------------------------------------------------------------------------------------------------------
NET INCOME                                   $47.6          $106.9           $98.2          $233.3
--------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE
INCOME (LOSS), net of tax

Foreign currency translation                 (18.5)          (80.6)          (63.3)          (56.3)
adjustments
Unrealized gains (losses) on
investments:
  Unrealized holding gains (losses)            1.3              .2            (2.7)            4.1
   arising during the period
  Less:  reclassification                     --              --              --              --
    adjustment for gains
    included in net income
--------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                  1.3              .2            (2.7)            4.1
 on investments
--------------------------------------------------------------------------------------------------------
TOTAL OTHER                                  (17.2)          (80.4)          (66.0)          (52.2)
COMPREHENSIVE INCOME
(LOSS)
--------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                         $30.4           $26.5           $32.2          $181.1
========================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
-------------------------------------------------------------------------------------------------------------
                                                                            Six Months Ended
                                                                               31 March
                                                                        2000                1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                            $98.2                $233.3
 Adjustments to reconcile income to cash provided by
  operating activities:
  Depreciation                                                         276.3                 261.3
  Deferred income taxes                                                 12.9                  31.9
  Gain on formation of polymer venture                                  --                   (31.1)
  (Gain) loss on currency hedges related to BOC                        201.3                  --
    transaction
  Undistributed (earnings) of unconsolidated affiliates                (25.5)                 (4.6)
  (Gain) loss on sale of assets and investments                        (10.9)                  1.6
  Other                                                                 35.9                  66.0
 Working capital changes that provided (used) cash, net of
  effects of acquisitions:
  Trade receivables                                                    (41.5)                (18.7)
  Inventories and contracts in progress                                  6.8                 (40.2)
  Payables, trade and other                                             30.7                  45.7
  Other                                                                (82.6)                  4.5
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                  501.6                 549.7
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment(a)                                  (378.6)               (450.9)
 Acquisitions, less cash acquired(b)                                  (168.7)                (22.4)
 Investment in and advances to unconsolidated affiliates               (16.5)                (66.0)
 Proceeds from sale of assets and investments                           30.0                  31.3
 Other                                                                 (15.3)                 19.8
-----------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                    (549.1)               (488.2)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                               507.5                  51.5
 Payments on long-term debt                                           (369.6)                (31.7)
 Net increase (decrease) in commercial paper                           (25.0)                 11.4
 Net increase in other short-term borrowings                            35.5                   9.2
 Dividends paid to shareholders                                        (76.8)                (71.9)
 Purchase of Treasury Stock                                             --                   (24.6)
 Other                                                                   1.8                  19.6
-----------------------------------------------------------------------------------------------------------
 CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       73.4                 (36.5)
-----------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                                 5.1                  (1.0)
-----------------------------------------------------------------------------------------------------------
 Increase in Cash and Cash Items                                        31.0                  24.0
 Cash and Cash Items - Beginning of Year                                61.6                  61.5
-----------------------------------------------------------------------------------------------------------
 Cash and Cash Items - End of Period                                   $92.6                 $85.5
===========================================================================================================

(a) Excludes capital lease additions of $16.0 million and $2.0 million in fiscal 2000 and 1999, respectively.

(b) Excludes $24.2 million of long-term debt assumed in an acquisition in fiscal 2000.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)

Business segment information is shown below:

(Millions of dollars)
---------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                       31 March                        31 March
                                                 2000          1999              2000             1999
---------------------------------------------------------------------------------------------------------------
Revenues from external
customers
 Gases                                        $842.1          $735.2          $1,622.7        $1,488.5
 Equipment                                      53.8           101.2             104.4           220.7
 Chemicals                                     451.3           416.9             884.5           818.7
---------------------------------------------------------------------------------------------------------------
 Segment Totals                              1,347.2         1,253.3           2,611.6         2,527.9
---------------------------------------------------------------------------------------------------------------

 Consolidated Totals                        $1,347.2        $1,253.3          $2,611.6        $2,527.9
---------------------------------------------------------------------------------------------------------------

Operating income
 Gases                                        $171.0(a)       $137.2            $324.3(a)       $258.7(d)
 Equipment                                       5.6             6.9               6.8            29.7(d)
 Chemicals                                      50.0(b)         43.4(c)          101.6(b)         94.2(c)(d)
---------------------------------------------------------------------------------------------------------------
 Segment Totals                                226.6           187.5             432.7           382.6
---------------------------------------------------------------------------------------------------------------
 Corporate research and                         (7.7)           (4.8)            (17.6)          (10.9)(d)
  development and
  other income/(expense)
---------------------------------------------------------------------------------------------------------------
 Consolidated Totals                          $218.9          $182.7            $415.1          $371.7
---------------------------------------------------------------------------------------------------------------

Operating income (excluding
 special items)
 Gases                                        $164.7          $137.2            $318.0          $275.0
 Equipment                                       5.6             6.9               6.8            31.6
 Chemicals                                      58.7            53.7             110.3           106.1
---------------------------------------------------------------------------------------------------------------
 Segment Totals                                229.0           197.8             435.1           412.7
---------------------------------------------------------------------------------------------------------------
 Corporate research and                         (7.7)           (4.8)            (17.6)          (10.4)
  development and other
  income/(expense)
---------------------------------------------------------------------------------------------------------------
 Consolidated Totals                          $221.3          $193.0            $417.5          $402.3
---------------------------------------------------------------------------------------------------------------

Equity affiliates' income
 Gases                                         $17.8           $10.5             $34.2           $17.2
 Equipment                                        .5              .2                .8              .7
 Chemicals                                       3.1             3.4               6.7             5.5
 Other                                           (.1)           --                 (.1)             .5
---------------------------------------------------------------------------------------------------------------
 Segment Totals                                 21.3            14.1              41.6            23.9
---------------------------------------------------------------------------------------------------------------
 Consolidated Totals                           $21.3           $14.1             $41.6           $23.9
---------------------------------------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                       31 March
(Millions of dollars)                                                           2000             1999
---------------------------------------------------------------------------------------------------------------
Total assets
  Gases                                                                        $6,243.1       $5,548.5
  Equipment                                                                       217.2          296.3
  Chemicals                                                                     1,712.7        1,749.3
---------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                8,173.0        7,594.1
---------------------------------------------------------------------------------------------------------------
    Corporate assets                                                              397.3          199.5
---------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                          $8,570.3       $7,793.6
---------------------------------------------------------------------------------------------------------------

Operating Return On Net Assets (ORONA)
  Gases                                                                            10.8%          11.0%
  Equipment                                                                         4.7%          22.6%
  Chemicals                                                                        12.8%          14.9%
---------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                   11.0%          12.4%
---------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                              10.1%          11.6%
---------------------------------------------------------------------------------------------------------------

(a) The results for the three and six months ended 31 March 2000 include a gain on the sale of packaged gas facilities of $6.3 million.

(b) The results for the three and six months ended 31 March 2000 include the cost reduction charge of $8.7 million.

(c) The results for the three and six months ended 31 March 1999 include a charge of $10.3 million primarily related to Chemicals facility closure costs.

(d) The results for the six months ended 31 March 1999 include the cost reduction charge in Gases ($16.3 million), Equipment ($1.9 million), Chemicals ($1.6 million), and Corporate ($.5 million).

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:

(Millions of dollars)
----------------------------------------------------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                               31 March                       31 March
                                         2000           1999             2000           1999
----------------------------------------------------------------------------------------------------
Total segment operating                  $226.6         $187.5           $432.7          $382.6
 income
Corporate research and                     (7.7)          (4.8)           (17.6)          (10.9)
 development and other
 income/(expense)
----------------------------------------------------------------------------------------------------
 Consolidated operating income            218.9          182.7            415.1           371.7
----------------------------------------------------------------------------------------------------
Segment equity affiliates'                 21.3           14.1             41.6            23.9
 income
Net gain (loss) on formation of            --              (.1)            --              31.1
 polymer venture
Loss on currency hedges related           134.7           --              247.9            --
 to BOC transaction and expenses
Interest expense                           46.8           40.4             88.1            80.8
----------------------------------------------------------------------------------------------------
 Consolidated income before               $58.7         $156.3           $120.7          $345.9
  taxes and minority interest
====================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                   Six Months Ended
                                                           31 March                           31 March
                                                     2000          1999                 2000           1999
--------------------------------------------------------------------------------------------------------------------
Revenues from external
 customers
 United States                                    $879.3         $801.8             $1,718.5        $1,609.7
  United Kingdom                                   124.4          152.9                245.5           323.9
  Spain                                             78.9           80.5                155.7           164.9
  Other Europe                                     149.1          155.2                289.9           299.1
--------------------------------------------------------------------------------------------------------------------
 Total Europe                                      352.4          388.6                691.1           787.9
--------------------------------------------------------------------------------------------------------------------
 Canada/Latin America                               55.0           45.2                113.4           103.2
 Asia                                               60.4           17.6                 88.4            26.9
 All Other                                            .1             .1                   .2              .2
--------------------------------------------------------------------------------------------------------------------
Total                                           $1,347.2       $1,253.3             $2,611.6        $2,527.9
--------------------------------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)
-----------------------------------------------------------------------------------------------------
                                               Three Months Ended             Six Months Ended
                                                    31 March                     31 March
                                              2000            1999        2000           1999
-----------------------------------------------------------------------------------------------------
Numerator for basic EPS
and diluted EPS-net income                    $47.6          $106.9        $98.2         $233.3

Denominator for basic EPS
-weighted average shares                      213.3           211.6        213.2          211.5

Effect of diluted securities:
  Employee stock options                        1.3             2.6          1.5            2.8
  Other award plans                              .8              .9           .8            1.0
-----------------------------------------------------------------------------------------------------
                                                2.1             3.5          2.3            3.8

Denominator for diluted EPS
-weighted average shares and
assumed conversions                           215.4           215.1        215.5          215.3
=====================================================================================================

Basic EPS                                      $.22            $.51         $.46          $1.10
=====================================================================================================

Diluted EPS                                    $.22            $.50         $.46          $1.08
=====================================================================================================

Options on 10.2 million and 8.4 million shares of common stock were not included in computing diluted EPS for the second quarter of fiscal 2000 and 1999, respectively because their effects were antidilutive.

On 10 May 2000, the Company announced that its joint pre-conditional offer with Air Liquide to purchase The BOC Group would not be extended beyond the scheduled expiration on 12 May 2000. See details of the subsequent event and estimated additional charges described in the Management's Discussion and Analysis of this filing.

The results for the six months ended 31 March 2000 include a charge of $247.9 million ($154.7 million after-tax, or $.72 per share) for costs related to the BOC transaction. Of this amount, $232.7 million ($145.2 million after-tax, or $.67 per share) of accounting charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction. The remaining charge of $15.2 million ($9.5 million after-tax, or $.05 per share) consists of other expenses.

The results for the three and six months ended 31 March 2000 include a charge of $8.7 million ($5.5 million after-tax, or $.03 per share) for a global cost reduction plan in the chemicals segment. This plan was initiated in the fiscal quarter ended 31 March 2000. The plan includes staff reductions of 103 employees in the areas of manufacturing and overheads. The plan will be complete by 31 March 2001, with annualized cost savings of

$9.3 million accumulating over the year. Notifications began in the quarter ending 31 March 2000, with actual termination expenditures beginning in the month of April, 2000. The charges to cost of sales, selling and administrative, and research and development were $3.3 million, $4.4 million, and $1.0 million, respectively.

The results for the three and six months ended 31 March 2000 include a gain of $6.3 million ($4.0 million after-tax, or $.02 per share) related to the sale of packaged gas facilities.

The current year-to-date consolidated effective tax rate is 15.0%, after minority interest of $5.1 million. This compares to a rate of 31.0% in the prior year. The fiscal 2000 rate is significantly impacted by a higher tax rate on the BOC hedging transactions, the global cost reduction plan, and the sale of packaged gas facilities. Excluding these tax impacts, the effective rate for the six months is 30.5%. The effective rate in the prior year, excluding the tax rate impact of the gain on the formation of the polymer ventures, a chemical facility closure and the global cost reduction, was 31.5%.

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

The results for the six months ended 31 March 1999 include a charge of $20.3 million ($12.9 million after-tax, or $.06 per share) related to a global cost reduction plan ("the 1999 plan"). The Company began the 1999 plan in the fiscal quarter ended 31 December 1998. The plan included staffing reductions of 206 employees in the areas of manufacturing, distribution, and overheads. The charges to cost of sales, selling and administrative, and research and development were $9.9 million, $9.3 million, and $1.1 million, respectively. This plan was completed in December, 1999, essentially as expected.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
SUBSEQUENT EVENT-BOC TRANSACTION

On 13 July 1999, the Boards of Air Products and Chemicals, Inc., The BOC Group, and Air Liquide announced that they had agreed to the terms of a recommended offer for the share capital of BOC at UK(pound)14.60 per BOC share (the "Offer"). The Offer, which was to be made jointly by Air Products and Air Liquide, was subject to certain pre-conditions, one of which was the approval of the U.S. Federal Trade Commission (FTC).

During 10 months of discussions with the FTC, Air Products and Air Liquide made a number of comprehensive and practical proposals, including divestitures, which responded to the requirements of the FTC. On 10 May 2000, Air Products and Air Liquide announced it has recently become clear that the FTC will not approve the Offer by 12 May 2000, the date on which the period for satisfying the pre-conditions to the Offer will expire and the Offer will not be extended beyond 12 May 2000.

Air Products and Air Liquide indicated in their announcement they are prepared to continue to explore with the FTC whether its approval can be achieved and, if so, to consider whether a new offer acceptable to BOC can be made. Any such new offer would involve a different structure and price.

If the BOC acquisition does not occur, certain costs and financing fees which have been deferred will be required to be expensed. The costs and financing fees deferred and recorded in the 31 March 2000 unaudited balance sheet were $55 million. In addition, the Company and Air Liquide are obligated to pay BOC a fee of $50 million each if the Offer to acquire BOC is not made.

Additionally, the Company has entered into various purchased currency options and forward exchange contracts to hedge the currency exposure related to the proposed purchase of BOC shares at UK(pound)14.60 per share. Net losses associated with the change in market value of these contracts have been recorded in earnings and as of 31 March 2000, the cumulative pre-tax losses recorded in earnings on the currency hedging instruments are approximately $220 million, or $138 million after-tax. As of 10 May 2000, additional losses of approximately $287 million have been incurred due to the continued decline in the value of the British Pound. The Company has purchased British Pound put options subsequent to 31 March 2000 to cap the rate change exposure of the remaining forward exchange contracts. The cost of these put instruments is $79 million.

The charge to earnings subsequent to 31 March 2000 for the deferred expenses, the BOC fee, and the unrecognized currency losses and premiums as of 10 May 2000 would be approximately $300 million after-tax for a total charge as of 10 May 2000 related to the proposed BOC transaction of approximately $450 million after-tax. On a cash flow basis, the remaining cash outlay before-tax benefits for all of the above items is approximately $615 million and approximately $385 million after-tax. It is anticipated that these costs would be funded by commercial paper backed by existing lines of credit. The earnings effects of the forward contacts and purchased put options will continue to change based on the movement of the British Pound versus the US Dollar but currency losses are capped at the above amounts.

             SECOND QUARTER FISCAL 2000 VS. SECOND QUARTER FISCAL 1999
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales rose $93.9 million to $1,347.2 million, an increase of 7% over the same quarter in the prior year. Record sales were achieved in spite of an unfavorable currency impact of 2% and anticipated lower business activity in the equipment segment. Operating income was $218.9 million, up $36.2 million, or 20%. Profits from equity affiliates of $21.3 million were 51% above the prior year. Net income of $47.6 million, or $.22 diluted earnings per share, compared with $106.9 million, or $.50 per share in the year-ago quarter. The quarter results included a significant special item, an after-tax charge of $84.1 million, or $.39 per share related to the BOC transaction. A large majority of this amount was due to charges recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction. The quarter ended 31 March 2000 also included a charge of $5.5 million after-tax, or $.03 per share for a workforce reduction program in the chemicals segment and an after-tax gain of $4.0 million, or $.02 per share related to the sale of some packaged gases facilities. In the prior year there was an after-tax charge of $6.4 million, or $.03 per share, for chemicals facility closure costs. Excluding these special items, current year net income of $133.2 million compares to $113.3 million in the prior year, an increase of 18%. Diluted earnings per share were $.62, up 17% over the prior year's $.53, excluding special items. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Consolidated sales were up more than 7% over the prior year, with about half of the increase attributable to acquisitions. Excluding a 2% unfavorable foreign currency impact, consolidated sales were up nearly 10%. Strong volume growth in both gases and chemicals was partially offset by the expected decline in the equipment segment.

Operating income was $28.3 million higher, or 15% over the prior year. Gases and chemicals operating incomes increased 20% and 9%, respectively. Gases performance was driven by continued strong electronics business growth and improved performance in both Asia and Europe and acquisitions. Broad based volume growth, cost controls and productivity enhanced year-to-year chemicals operating income. Continued raw material cost pressure, particularly in the polymers business moderated the chemicals operating income performance. As a result of good project cost performance, equipment operating income was down only slightly as overall activity declined. Selling and administrative overheads were up about 4%, primarily due to the impact of the consolidated acquisitions. Currency and exchange related impacts reduced year-to-year operating income growth by about 4%.

Equity affiliates' income increased $7.2 million to $21.3 million, up 51%. The improvement results from better business conditions in Asia and Mexico, as well as favorable currency and exchange and tax impacts. The affiliate, Korea Industrial Gases, was included in consolidated results for the quarter ended
31 March 2000 following the acquisition of the affiliate in December 1999.

Industrial Gases-Sales increased 15% to $842.1 million for the second quarter of fiscal 2000 compared to the prior year. Consolidation of acquired affiliates in Korea, China, and Malaysia contributed about 6 to 7% of the growth. Unfavorable currency impacts reduced sales growth about 3%. Excluding the currency and acquisition impacts, sales growth was 11%. Overall gases volumes were up about 9%, with continued momentum in the global electronics area and general improvement in the European and Asian regions. Operating income grew 20% to $164.7 million, exclusive of a gain on the sale of some packaged gases facilities in the current quarter.

Liquid oxygen and nitrogen (LOX/LIN) volumes in North America were up 6% including non-cryo business. LOX/LIN pricing was down 2% compared to the same quarter in the prior year, however pricing was flat compared to the preceding quarter, reflecting a slowing in the price decline. Efforts to increase prices have been initiated to reverse the decline and offset cost increases. Higher demand in steel, metals processing, and electronics industries created a 12% growth for argon. Packaged gases volumes grew 2% on a same store basis. Government testing drove a 3% increase in hydrogen volume. On-site volumes grew 9% as a result of increased hydrogen/carbon monoxide (HYCO) demand, including some short term spot sales to refineries.

European LOX/LIN volume including non-cryo grew 9%. Growth in Northern Europe complimented continued strong performance in Southern Europe. LOX/LIN pricing was down 2% year-to-year and flat sequentially as pricing increases begin to mitigate the price decline. On-site volumes increased 10%, with strong demand from both chemical process and steel industry customers. Cylinder volumes increased 10%, partially due to the prior year acquisition of the AGA business in the United Kingdom.

Asian results were robust, with strong growth in the base business combined with the consolidated results of the acquired affiliates in Korea, China, and Malaysia. Electronics business was up globally, with very strong demand for specialty gases and chemicals.

Operating income grew 20% due to the overall performance of the electronics business along with good growth in Asia and Europe. About a third of the growth was the result of consolidating the acquired affiliates. The operating income growth was restrained by higher costs of natural gas adversely impacting the liquid hydrogen business. Additionally, higher diesel fuel costs and argon supply dislocation issues contributed to higher costs.

The gases segment operating margin was 19.6%, up .9% from the prior year and equal to the previous quarter. The margin benefited from dramatically better electronics business in the current year and improvements in Asian and Northern European regional business conditions.

Gases equity affiliates' income of $17.8 million exceeded the prior year by $7.3 million, a 70% increase. Higher performance in Asia and Mexico combined with favorable currency and exchange and tax impacts generated the increase.

Equipment-Sales were $53.8 million in the quarter ended 31 March 2000 compared to $101.2 million in the prior year. Operating income of $5.6 million was down slightly from $6.9 million in the prior year. Lower sales and operating income reflected the anticipated decline in project activity. Strong project cost performance in the quarter partially offset the activity decline. The
$155 million sales backlog at 31 March 2000 is up slightly from the backlog of $134 million at 31 March 1999 and $144 million at 31 December 1999. The backlog is down from $175 million at 30 September 1999.

Chemicals-Sales in the second quarter of fiscal 2000 of $451.3 million were up $34.4 million, or 8%. Operating income of $50.0 million was up 15% over the prior year. Excluding the impact of the cost reduction plan in the current quarter and the facility closure cost in the prior year, operating income of $58.7 million is up 9%, or $5.0 million. Unfavorable currency related impacts on sales were about 1%, but almost 6% on operating income. The overall segment volume growth was 10%. The emulsions portion of the polymers division had record demand in the European region. Polyvinyl alcohol (PVOH) had record volumes. Total polymers grew 9%. Volumes in performance chemicals were up 11% in total, with gains in all major product areas. The chemicals intermediates business increased 11%, with volumes higher in both polyurethane intermediates and higher amines.

The operating income growth of 9% reflected broad based volume gains, cost controls and productivity benefits. Raw material cost increases, particularly in the polymers business, coupled with lower prices in some products restrained operating income growth. The operating margin, excluding special items, was 13.0% in the current year compared to 12.9% in the prior year. Price increase action has been initiated to counter the raw material cost impact on margins.

INTEREST

Interest expense of $46.8 million was up $6.4 million, primarily due to higher debt.

INCOME TAXES

The current year second quarter consolidated effective tax rate was 14.9%, after minority interest of $2.8 million. This compares to a rate of 29.7% in the prior year. The fiscal 2000 rate was significantly impacted by a higher tax rate on the BOC hedging transactions, a gain on the sale of gases assets, and the global cost reduction plan. Excluding this tax impact, the effective rate for the current quarter was 31.0%. The effective rate in the prior year, excluding the tax rate impact of a chemicals facility closure was 30.2%. The rate increase from 30.2% to 31.0% was due to mix of before-tax and after-tax equity affiliate income.

GLOBAL COST REDUCTION PLANS

Fiscal Year 1999 Plan

The Company began a global cost reduction plan ("the 1999 plan") in the fiscal quarter ended 31 December 1998. The plan included staffing reductions of 206 employees in the areas of manufacturing, distribution, and overheads. An amount of $20.3 million ($12.9 million after-tax, or $.06 per share) related to employee termination expense was charged to expense in the quarter ended 31 December 1998. The plan was completed in December 1999, essentially as expected.

The Company expanded the plan in the quarter ended 30 June 1999, with an additional staff reduction of 142 employees. There was a charge of $13.9 million ($9.0 million after-tax, or $.04 per share) for the plan expansion. The expected total cost remains as planned and 71 of the reductions have been completed. Expenses of $5.4 million have been charged to the accrual and the balance is in accrued liabilities.

Fiscal Year 2000 Plan

A global cost reduction plan in the chemicals segment was initiated in the quarter ended 31 March 2000. The plan includes staff reductions of 103 employees in the areas of manufacturing and overheads. There was a total charge of $8.7 million ($5.5 million after-tax, or $.03 per share) for the fiscal quarter. Employee termination expenses of $7.3 million were accrued as liabilities and charged to expense. Additionally, expense of $1.4 million was incurred for special pension and post-retirement medical benefits for eligible employees accepting the benefits in the fiscal quarter. The plan will be complete by 31 March 2001, with annualized cost savings of $9.3 million accumulating over the year. Notifications began in the quarter ending 31 March 2000, with actual termination expenditures beginning in the month of April 2000.

NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. The company does not expect any revenue recognition changes due to the issuance of this SAB. Revenue is recognized upon shipment or delivery of products. Revenues from equipment sale contracts are recorded primarily using the percentage-of-completion method.

YEAR 2000 READINESS DISCLOSURE

During the rollover into the year 2000, none of the Company's information technology systems, process control and embedded chip systems, or suppliers experienced Year 2000 events which had a material adverse impact on the Company's operations or financial condition. Contingency plans remain in place as part of the Company's normal business procedures to address operational issues that may arise from time to time, including those caused by Year 2000 type events.

                SIX MONTHS FISCAL 2000 VS. SIX MONTHS FISCAL 1999
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales for the first six months of fiscal 2000 of $2,611.6 million were 3% higher than the $2,527.9 million reported in the prior fiscal year. Operating income was $415.1 million, up $43.4 million, or 12%. Profits of equity affiliates increased $17.7 million to $41.6 million for the six months ended 31 March 2000. Net income was $98.2 million, or $.46 diluted earnings per share, compared to $233.3 million, or $1.08 per share in the prior year. The current year includes a significant special item, an after-tax charge of $154.7 million, or $.72 per share related to the BOC transaction. A large majority of this amount is due to the charges recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction. The six months ended 31 March 2000 also included a charge of $5.5 million after-tax, or $.03 per share for a workforce reduction program in the chemicals segment and an after-tax gain of $4.0 million, or $.02 per share related to the sale of some packaged gases facilities. In the first six months of fiscal year 1999 there were three special items; an after-tax gain of $21.3 million, or $.10 per share related to the formation of Air Products Polymers, and an after-tax charge of $12.9 million, or $.06 per share related to a global cost reduction plan, and an after-tax charge of $6.4 million, or $.03 per share primarily related to Chemicals facility closure costs. Excluding the impact of all special items, net income for the six months ended 31 March 2000 was $254.4 million compared to $231.3 million in the prior year, an increase of 10%. Diluted earnings per share of $1.18 is up 10% over $1.07 in the prior year. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Consolidated sales grew 3% over the prior year. While revenue growth was 9% for gases and 8% for chemicals, there was a decline of $116.3 million, or 53% in the equipment segment. Unfavorable currency impacts reduced sales growth about 2%, however the consolidation of acquired affiliates added about 2% to reported sales. Gases results benefited from increased demand in several major markets, particularly electronics and chemical process. Chemicals sales were up on broad based volume growth.

Operating income increased $15.2 million to $417.5 million, up 4% over the prior year. Gases results were up $43.0 million, or 16%, largely due to increased demand in several key markets. Chemicals operating income was up $4.2 million, or 4%, with higher volumes moderated by raw material cost pressure. The expected decrease in equipment business activity resulted in a decline of $24.8 million from the $31.6 million reported in the prior year.

Equity affiliates' income increased $17.7 million, mostly due to improved business conditions in several gas affiliates. Additionally, about a third of the improved results came from favorable currency and exchange impacts relative to the prior year. The affiliate, Korea Industrial Gases, was included in consolidated results for the quarter ended 31 March 2000 following the acquisition of the affiliate in December 1999.

Industrial Gases-Sales of $1,622.7 million in the first six months of fiscal 2000 increased 9%, or $134.2 million higher than in fiscal 1999. Unfavorable currency impacts compared to the prior year approximately offset the increased sales due to consolidation of acquired affiliates. Operating income increased $65.6 million to $324.3 million. Excluding the impact of the gain on the sale of the packaged gas facilities in this year and the cost reduction charge last year, operating income was $318.0 million, up 16%.

LOX/LIN volumes in North America were up 4% including non-cryo. LOX/LIN pricing was down 2% from the prior year, with a slowing in the decline as pricing actions take effect. Tonnage gas volumes were higher in North America, led by strong HYCO growth of 14%.

European LOX/LIN volumes were up about 8% including non-cryo. LOX/LIN pricing was down about 1%. Southern Europe continued to have strong performance, with some improvement in Northern European business. Overall European tonnage volumes were higher, primarily due to increased demand for gaseous oxygen and nitrogen from steel and process industry customers growing 17%. HYCO volumes were up in the second quarter, following a customer outage at Rotterdam in the first quarter.

Asian results were robust, with strong growth in the base business combined with the consolidated results of the acquired affiliates in Korea, China, and Malaysia. Electronics business was up globally, with very strong demand for specialty gases and chemicals.

The operating income growth of 16% was the result of strong global demand in electronics and improved Asian and European business conditions. Somewhat offsetting the highly favorable volume growth was higher cost for natural gas and diesel fuel, argon supply dislocation, and unfavorable currency impacts. The gases segment operating margin was 19.6%, up 1.1% from 18.5% in the prior year. The increase results from the electronics and Asian business improvement and acquisitions.

Equity affiliates' income of $34.2 million approximately doubled the $17.2 million reported in the prior year. Higher performance in Asia and Mexico combined with favorable currency and exchange and a small tax adjustment, generated the increase.

Equipment-Sales decreased $116.3 million to $104.4 million compared to the prior year. Operating income declined to $6.8 million from $29.7 million in the prior year. Excluding the cost reduction charge in the prior year, operating income of $6.8 million in fiscal 2000 compares to $31.6 million in fiscal 1999. The reduced sales and operating income reflect a substantial decline in project activity as customer capital spending plans are delayed.

Chemicals-Sales for the six months ended 31 March 2000 were $884.5 million compared to $818.7 million in fiscal 1999, an increase of 8%. Operating income of $101.6 million increased 8% from $94.2 million last year. Excluding the impact of cost reduction charges in both years and a facility closure charge in fiscal 1999, current year operating income was $110.3 million compared to $106.1 million, up 4%. Unfavorable currency related impacts were less than 1% on sales, but almost 5% on operating income. Strong volume growth occurred over both quarters of this fiscal year. Volume increases across all major product areas generated an overall 11% increase over the prior year.

The operating income growth of 4%, excluding special items, reflects strong volume growth and cost containment, offset by margin pressure. Raw material cost increases, particularly in the polymers businesses, coupled with lower prices in some products, restrained the operating income improvement. Operating margin in fiscal 2000 was 12.5% compared to 13.0% in the prior year, primarily lower due to raw material cost increases. Price increase action has been initiated to counter the margin decline.

INTEREST

Interest expense of $88.1 million is up $7.3 million, or 9%. The increase is primarily due to higher debt.

INCOME TAXES

The current six months year-to-date consolidated effective tax rate is 15.0%, after minority interest of $5.1 million. This compares to a rate of 31.0% in the prior year. The fiscal 2000 rate is significantly impacted by a higher tax rate on the BOC hedging transactions, a gain on the sale of some gases assets, and the global cost reduction plan. Excluding this tax impact, the effective rate for the current year is 30.5%. The effective rate in the prior year, excluding the tax rate impact of the gain on the formation of the polymer ventures, a chemical facility closure and the global cost reduction, was 31.5%. The rate decrease from 31.5% to 30.5% is due to higher after-tax equity affiliates' income.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first six months of fiscal 2000 totaled $604.0 million compared to $541.3 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $450.9 million during the first six months of fiscal 1999 to $378.6 million during the current period. The prior year additions included a new 500 million pound-per-year dinitrotoluene
(DNT) production facility in Geismar, Louisiana. Investments in unconsolidated affiliates were $16.5 million during the first six months of fiscal 2000 versus $66.0 million last year. The prior year results include a cash contribution of $33.5 million related to the formation of the redispersible powders venture with Wacker-Chemie GmbH. Expenditures for acquisitions increased from $22.4 million during the first six months of fiscal 1999 to $168.7 million during the current period. The current year amount includes the acquisition of the remaining 51.1 percent of the shares in Korea Industrial Gases Ltd. (KIG), the largest industrial gas Company in Korea. Capital expenditures are expected to be approximately $1.1 billion in fiscal 2000. The capital expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

Cash provided by operating activities during the first six months of fiscal 2000 ($501.6 million) combined with proceeds from the sale of assets and investments ($30.0 million), and long-term debt proceeds ($507.5 million) were used largely for capital expenditures ($604.0 million), long-term debt repayments
($369.6 million) and cash dividends ($76.8 million). Cash and cash items increased $31.0 million from $61.6 million at the beginning of the fiscal year to $92.6 million at 31 March 2000. The net decrease in commercial paper was $25.0 million.

Total debt at 31 March 2000 and 30 September 1999, expressed as a percentage of the sum of total debt and shareholders' equity, was 51% and 49%, respectively. Total debt increased from $2,842.2 million at 30 September 1999 to $3,062.8 million at 31 March 2000. During the second quarter of fiscal 2000, the Company issued Euro 500 million in notes due in 2005 with a fixed coupon rate of 6.00%. Also, during the second quarter, the Company repurchased a $100 million medium term note, Series F, which was due in 2009 and a $100 million medium term note, Series F, which was due in 2014.

There was $338.0 million of commercial paper outstanding at 31 March 2000. In the first six months of fiscal 2000, the Company added an additional
$500 million revolving credit
commitment. The Company's total revolving credit commitments amounted to $1.1 billion at 31 March 2000. No borrowings were outstanding under these commitments. Additional commitments totaling $81.2 million are maintained by the Company's foreign subsidiaries, of which $16.3 million was utilized at 31 March 2000.

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

The notional principal amounts outstanding and net unrealized gain of interest rate swap agreements at 31 March 2000 and 30 September 1999 were as follows:

(Millions of dollars)

                                             31 March 2000                            30 September 1999
                                -------------------------------------     ----------------------------------------
                                                          Net                                      Net
                                     Notional          Unrealized                Notional       Unrealized
                                      Amount              Gain                   Amount            Gain
                                -------------------------------------     ----------------------------------------
Fixed to Variable                     $181.0               $.2                  $311.0             $5.6
Variable to Variable                    60.0             137.8                    60.0            121.1
                                -------------------------------------     ----------------------------------------
            Total                     $241.0            $138.0                  $371.0           $126.7
                                =====================================     ========================================

During the first six months of fiscal 2000 two fixed to variable interest rate swap agreements with a total notional amount of $100.0 million were terminated, resulting in a deferred gain of $2.4 million.

In April 2000, a $50 million variable to variable interest rate swap agreement matured along with the related $50 million of medium term notes. The net unrealized gain on the remaining variable to variable interest rate swap was $20.9 million at 31 March 2000. This swap effectively converted the stated variable rate of the medium term note to an average interest rate slightly above the three month US Dollar LIBOR rate.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 31 March 2000 was $145.7 million. The fair value of the agreements was a gain of $1.6 million, of which a $2.0 million gain related to the currency component was recognized in the financial statements. The remaining $.4 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1999 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $270.8 million and a gain of $10.2 million, respectively. During the second quarter of fiscal 2000 three interest rate and currency swap agreements with a total notional amount of

Spanish Peseta (ESP) 11.63 billion or $93.1 million were terminated, resulting in a net deferred loss of $2.0 million.

The estimated fair value of the Company's long-term debt, including current portion, as of 31 March 2000 is $2,820.0 million compared to a book value of $2,622.2 million.

FINANCIAL INSTRUMENTS

Excluding the impact of the derivative instruments entered into to hedge the currency exposure of the BOC transaction which are discussed in the `BOC Transaction' section below, there has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

BOC TRANSACTION

The results for the six months ended 31 March 2000 include a charge of $247.9 million ($154.7 million after-tax, or $.72 per share) for costs related to the BOC transaction. Of this amount, $232.7 million ($145.2 million after-tax, or $.67 per share) of accounting charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction, reflecting an exchange rate of 1.5967 for the $/GBP as of 31 March 2000. Due to the required mark-to-market accounting, future accounting results will include gains and losses based on changes in the $/GBP exchange rate. The remaining charge of $15.2 million ($9.5 million after-tax, or $.05 per share) consists of other expenses.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand for the goods and services of Air Products; competitive factors in the industries in which it competes; changes in government regulation; success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or combinations within relevant industries; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

      a. The Annual Meeting of Shareholders of the Registrant was held on 27 January 2000.

      b. The following directors were elected at the meeting: Harold A. Wagner, Mario L. Baeza, L. Paul Bremer III, Edward E. Hagenlocker, Terry R. Lautenbach. Directors whose term of office continued after the meeting include: Tom H. Barrett, James F. Hardymon, Lawrason D. Thomas, Robert Cizik, Ursula F. Fairbairn, John P. Jones III, Joseph J. Kaminski, and Ruud F. M. Lubbers.

      c. The following matters were voted on at the Annual Meeting:

         1.    Election of Directors

     --------------------------------------------------------------------------------
            NAME OF DIRECTOR                      NUMBER OF VOTES CAST
     --------------------------------------------------------------------------------
                                               AGAINST                    BROKER
                                                  OR                      NON-
                                   FOR         WITHHELD    ABSTENTIONS    VOTES
     --------------------------------------------------------------------------------
     H. A. WAGNER              194,745,531     3,150,471        0           0
     --------------------------------------------------------------------------------
     M. L. BAEZA               195,199,934     2,696,068        0           0
     --------------------------------------------------------------------------------
     L. P. BREMER III          195,291,249     2,604,753        0           0
     --------------------------------------------------------------------------------
     E. E. HAGENLOCKER         195,321,654     2,574,348        0           0
    ---------------------------------------------------------------------------------
     T. R. LAUTENBACH          195,089,592     2,806,410        0           0
     --------------------------------------------------------------------------------

         2. Ratification of the appointment of Arthur Andersen LLP of Philadelphia, Pennsylvania, as independent certified public accountants for the Registrant for the fiscal year ending 30 September 2000.

     -------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     -------------------------------------------------------------------
                              AGAINST
                                 OR                            BROKER
                FOR           WITHHELD      ABSTENTIONS       NON-VOTES
     -------------------------------------------------------------------
            196,138,570       703,510        1,053,922            0
     -------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.

      (a)(10.1) Amended and Restated 1997 Annual Incentive Plan of the Company effective 1 January 2000.

      (a)(10.2) Resolutions approving amendments to the 1997 Annual Incentive Plan and the Supplementary Savings Plan of the Company effective 1 January 2000.

      (a)(12)    Computation of Ratios of Earnings to Fixed Charges.

      (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b)        Current Reports on Form 8-K dated 21 January 2000 and
                 10 March 2000 were filed by the Registrant during the quarter ended 31 March 2000 in which Item 5 of such forms was reported.

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


                                            Air Products and Chemicals, Inc.
                                            --------------------------------
                                            (Registrant)


Date: May 12, 2000                   By:         /s/L. J. Daley
                                            -----------------------
                                            L. J. Daley
                                            Vice President - Finance
                                            (Chief Financial Officer)

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


                       For the quarter ended 31 March 2000


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

===============================================================================

                                INDEX TO EXHIBITS


     (a)(10.1) Amended and Restated 1997 Annual Incentive Plan of the Company effective 1 January 2000.

     (a)(10.2) Resolutions approving amendments to the 1997 Annual Incentive Plan and the Supplementary Savings Plan of the Company effective 1 January 2000.

     (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

     (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.