Form 10-Q
period 2000-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2000-08-11
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 30 June 2000
                                    ------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 9 August 2000
             ----------------             -----------------------------
        Common Stock, $1 par value                    229,305,191

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX
                                                                       Page No.
                                                                       --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       30 June 2000 and 30 September 1999 ..............................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 2000 and 1999 ........    4

    Consolidated Statement of Comprehensive Income
       Three Months and Nine Months Ended 30 June 2000 and 1999 ........    5

    Consolidated Cash Flows -
       Nine Months Ended 30 June 2000 and 1999 .........................    6

    Summary by Business Segments -
       Three Months and Nine Months Ended 30 June 2000 and 1999.........    8

    Summary by Geographic Regions -
       Three Months and Nine Months Ended 30 June 2000 and 1999.........   11

    Notes to Consolidated Financial Statements .........................   12

    Management's Discussion and Analysis ...............................   15

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..........................   26

    Signatures .........................................................   27

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars)
--------------------------------------------------------------------------------------------------------
                                                                 30 June            30 September
                          ASSETS                                  2000                  1999
                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                               $113.3                $61.6
Trade receivables, less allowances for                             960.9                894.7
 doubtful accounts
Inventories                                                        445.4                424.9
Contracts in progress, less progress billings                       79.0                 79.8
Other current assets                                               349.8                321.4
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             1,948.5              1,782.4
--------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES                          503.7                521.4
 TO EQUITY AFFILIATES
OTHER INVESTMENTS AND ADVANCES                                      28.0                 38.4
--------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, at cost                                    10,625.4             10,187.9
Less - Accumulated depreciation                                  5,211.8              4,995.0
--------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                         5,413.6              5,192.9
--------------------------------------------------------------------------------------------------------
GOODWILL                                                           326.8                350.4
OTHER NONCURRENT ASSETS                                            346.2                350.0
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $8,566.8             $8,235.5
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                         $557.3               $505.8
Accrued liabilities                                                325.3                407.0
Accrued income taxes                                                12.5                 64.4
Short-term borrowings                                              716.2                407.6
Current portion of long-term debt                                   72.8                473.0
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        1,684.1              1,857.8
--------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                   2,800.2              1,961.6
DEFERRED INCOME & OTHER NONCURRENT                                 565.9                596.1
 LIABILITIES
DEFERRED INCOME TAXES                                              750.9                731.1
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                5,801.1              5,146.6
--------------------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARY                                   122.0                127.3
 COMPANIES
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share; issued 2000 and              249.4                249.4
 1999-249,455,584 shares)
Capital in excess of par value                                     342.3                341.5
Retained earnings                                                3,490.1              3,701.8
Accumulated other comprehensive income                            (391.6)              (274.4)
Treasury Stock, at cost (2000-20,150,393 shares; 1999-            (681.6)              (681.6)
 20,150,722 shares)
Shares in trust (2000-15,993,456 shares; 1999-                    (364.9)              (375.1)
 16,374,083 shares)
--------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                       2,643.7              2,961.6
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $8,566.8             $8,235.5
========================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                 Nine Months Ended
                                                              30 June                            30 June
                                                      2000               1999            2000               1999
---------------------------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                              $1,406.4           $1,237.8        $4,018.0            $3,765.7
Other income (expense), net                            (4.5)               2.9             9.4                12.3
--------------------------------------------------------------------------------------------------------------------
                                                    1,401.9            1,240.7         4,027.4             3,778.0
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                         993.7              871.0         2,796.4             2,624.1
Selling and administrative                            189.5              172.6           537.2               524.1
Research and development                               32.3               29.4            92.3                90.4
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                      186.4              167.7           601.5               539.4
Income from equity affiliates, net of                  20.4               15.2            62.0                39.1
 related expenses
Net gain on formation of polymer                       --                 --              --                  31.1
 venture
Loss on currency hedges related to                    482.5               --             730.4                --
 BOC transaction and expenses
Interest expense                                       52.9               39.3           141.0               120.1
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE                                 (328.6)             143.6          (207.9)              489.5
TAXES AND MINORITY
INTEREST
Income taxes (benefits)                              (137.6)              44.4          (120.2)              149.4
Minority interest (a)                                   1.5                4.6             6.6                12.2
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $(192.5)             $94.6          $(94.3)             $327.9
====================================================================================================================
BASIC EARNINGS (LOSS) PER                             $(.90)              $.45           $(.44)              $1.55
 COMMON SHARE
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS)                               $(.90)              $.44           $(.44)              $1.52
 PER COMMON SHARE
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE                                      213.4              212.5           213.3               211.9
 NUMBER OF COMMON
 SHARES (in millions)
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE                                      213.4              217.0           213.3               215.9
 NUMBER OF COMMON AND
 COMMON EQUIVALENT
 SHARES (in millions) (b)(c)
--------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER                                 $.19               $.18            $.55                $.52
 COMMON SHARE - Cash
--------------------------------------------------------------------------------------------------------------------

(a)  Minority interest primarily includes before-tax amounts.

(b) Common equivalent shares were not considered in fiscal year 2000 due to the net loss position.

(c) The dilution of earnings per common share in fiscal 1999 is due mainly to the impact of unexercised stock options.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


(Millions of dollars)
---------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                           30 June                               30 June
                                                      2000             1999              2000               1999
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $(192.5)         $94.6            $(94.3)             $327.9
---------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE
 INCOME (LOSS), net of tax

Foreign currency translation                            (51.2)         (37.6)           (114.5)              (93.9)
 adjustments

Unrealized gains (losses) on
 investments:
 Unrealized holding gains (losses)                       --              5.0              (2.7)                9.1
  arising during the period
 Less:  reclassification adjustment                      --             --                --                  --
  for gains included in net income
---------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on                         --              5.0              (2.7)                9.1
 investments
---------------------------------------------------------------------------------------------------------------------
TOTAL OTHER                                             (51.2)         (32.6)           (117.2)              (84.8)
 COMPREHENSIVE INCOME
 (LOSS)
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $(243.7)         $62.0           $(211.5)             $243.1
 (LOSS)
=====================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                                        30 June
                                                                                         2000                     1999
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income (Loss)                                                                      $(94.3)                  $327.9
 Adjustments to reconcile income (loss) to cash provided by
  operating activities:
  Depreciation                                                                           426.7                    386.8
  Deferred income taxes                                                                    3.4                     39.8
  Gain on formation of polymer venture                                                    --                      (31.1)
  Loss on BOC transaction                                                                706.1                     --
  Undistributed (earnings) of unconsolidated affiliates                                  (43.1)                   (25.2)
  (Gain) loss on sale of assets and investments                                           (9.0)                     1.4
  Other                                                                                  115.8                     89.8
 Working capital changes that provided (used) cash, net of
  effects of acquisitions:
  Trade receivables                                                                      (89.8)                   (66.2)
  Inventories and contracts in progress                                                  (27.1)                    13.4
  Payables, trade and other                                                               56.1                     90.9
  Other                                                                                 (167.5)                   (36.8)
---------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                    877.3                    790.7
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                                   (586.2)                  (671.8)
 Acquisitions, less cash acquired (b)(c)                                                (169.7)                   (75.5)
 Investment in and advances to unconsolidated affiliates                                 (15.8)                  (101.5)
 BOC transaction costs (d)                                                              (665.8)                    --
 Proceeds from sale of assets and investments                                             42.0                     50.4
 Other                                                                                    (2.9)                    14.2
---------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                    (1,398.4)                  (784.2)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                                 534.0                     78.1
 Payments on long-term debt                                                             (426.9)                   (31.8)
 Net increase in commercial paper                                                        530.8                     62.8
 Net increase (decrease) in other short-term borrowings                                   45.6                     (4.7)
 Dividends paid to shareholders                                                         (115.2)                  (107.9)
 Purchase of Treasury Stock                                                               --                      (24.6)
 Other                                                                                     5.6                     44.2
---------------------------------------------------------------------------------------------------------------------------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                                   573.9                     16.1
---------------------------------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                                                  (1.1)                    (3.8)
---------------------------------------------------------------------------------------------------------------------------------
 Increase in Cash and Cash Items                                                          51.7                     18.8
 Cash and Cash Items - Beginning of Year                                                  61.6                     61.5
---------------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Items - End of Period                                                    $113.3                    $80.3
=================================================================================================================================

(a) Excludes capital lease additions of $17.2 and $12.6 in fiscal 2000 and 1999, respectively.
(b)  Excludes $24.3 of long-term debt assumed in acquisitions in fiscal 2000.

(c) Excludes assumption of $7.4 of former shareholder liability of company acquired in fiscal 1999.
(d) Impact of BOC transaction is described in the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)

Business segment information is shown below:

----------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                    Three Months Ended                         Nine Months Ended
                                                               30 June                                   30 June
                                                      2000                1999                  2000                1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers
  Gases                                                  $894.8              $737.5            $2,517.5            $2,226.0
  Equipment                                                65.0                84.5               169.4               305.2
  Chemicals                                               446.6               415.8             1,331.1             1,234.5
----------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                        1,406.4             1,237.8             4,018.0             3,765.7
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                  $1,406.4            $1,237.8            $4,018.0            $3,765.7
----------------------------------------------------------------------------------------------------------------------------------

Operating income
  Gases                                                  $157.3(a)           $127.4(d)           $481.6(b)(c)        $386.1(e)
  Equipment                                                (3.6)(a)              .4(d)              3.2(b)             30.1(e)
  Chemicals                                                44.8(a)             47.4(d)            146.4(b)            141.6(e)(f)
----------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                          198.5               175.2               631.2               557.8
----------------------------------------------------------------------------------------------------------------------------------
  Corporate research and                                  (12.1)(a)            (7.5)              (29.7)(b)           (18.4)(e)
   development and other
   income/(expense)
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                    $186.4              $167.7              $601.5              $539.4
----------------------------------------------------------------------------------------------------------------------------------

Operating income (excluding
  special items)
  Gases                                                  $189.3              $138.1              $507.3              $413.1
  Equipment                                                 3.3                 1.2                10.1                32.8
  Chemicals                                                51.7                49.8               162.0               155.9
----------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                          244.3               189.1               679.4               601.8
----------------------------------------------------------------------------------------------------------------------------------
  Corporate research and                                  (11.2)               (7.5)              (28.8)              (17.9)
   development and other
   income/(expense)
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                    $233.1              $181.6              $650.6              $583.9
----------------------------------------------------------------------------------------------------------------------------------

Equity affiliates' income
  Gases                                                   $18.4               $11.3               $52.6               $28.5
  Equipment                                                 1.0                  .4                 1.8                 1.1
  Chemicals                                                 2.0                 3.4                 8.7                 8.9
  Other                                                    (1.0)                 .1                (1.1)                 .6
----------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                           20.4                15.2                62.0                39.1
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                     $20.4               $15.2               $62.0               $39.1
----------------------------------------------------------------------------------------------------------------------------------


(Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine Months Ended
                                                                                                         30 June
                                                                                                2000                1999
-------------------------------------------------------------------------------------------------------------------------------
Total assets
  Gases                                                                                        $6,264.3            $5,722.4
  Equipment                                                                                       233.9               298.0
  Chemicals                                                                                     1,677.7             1,718.6
-------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                                8,175.9             7,739.0
-------------------------------------------------------------------------------------------------------------------------------
   Corporate assets                                                                               390.9               273.1
-------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                                          $8,566.8            $8,012.1
-------------------------------------------------------------------------------------------------------------------------------

ORONA (Operating Return
  on Net Assets)(g)
  Gases                                                                                            11.4%               10.9%
  Equipment                                                                                         5.8%               16.7%
  Chemicals                                                                                        13.1%               13.5%
-------------------------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                                   11.6%               11.8%
-------------------------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                                              10.6%               11.0%
-------------------------------------------------------------------------------------------------------------------------------

(a) The results for the three months ended 30 June 2000 include the cost reduction charge in Gases ($32.0 million), Equipment ($6.9 million), Chemicals ($6.9 million), and Corporate ($.9 million).

(b) The results for the nine months ended 30 June 2000 include the cost reduction charge in Gases ($32.0 million), Equipment ($6.9 million), Chemicals ($15.6 million), and Corporate ($.9 million).

(c) The results for the nine months ended 30 June 2000 include a gain on the sale of packaged gas facilities of $6.3 million.

(d) The results for the three months ended 30 June 1999 include the cost reduction charge in Gases ($10.7 million), Equipment ($.8 million), and Chemicals ($2.4 million).

(e) The results for the nine months ended 30 June 1999 include the cost reduction charge in Gases ($27.0 million), Equipment ($2.7 million), Chemicals ($4.0 million), and Corporate ($.5 million).

(f) The results for the nine months ended 30 June 1999 include a charge of $10.3 million primarily related to Chemicals facility closure costs.

(g) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income (excluding special items) divided by the rolling five quarter average of total assets less investments in equity affiliates.

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:

(Millions of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Nine Months Ended
                                                              30 June                               30 June
                                                       2000              1999               2000               1999
------------------------------------------------------------------------------------------------------------------------
Total segment operating                                $198.5            $175.2            $631.2             $557.8
income
Corporate research and                                  (12.1)             (7.5)            (29.7)             (18.4)
development and other
income/(expense)
------------------------------------------------------------------------------------------------------------------------
Consolidated operating income                           186.4             167.7             601.5              539.4
------------------------------------------------------------------------------------------------------------------------
Segment equity affiliates'                               20.4              15.2              62.0               39.1
income
Gain on Wacker formation                                 --                --                --                 31.1
Loss on currency hedges related                         482.5              --               730.4               --
 to BOC transaction and
 expenses
Interest expense                                         52.9              39.3             141.0              120.1
------------------------------------------------------------------------------------------------------------------------
Consolidated income (loss)                            $(328.6)           $143.6           $(207.9)            $489.5
before taxes and minority
interest
========================================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Nine Months Ended
                                                              30 June                               30 June
                                                       2000              1999               2000               1999
------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers
  United States                                        $937.3            $793.5           $2,655.8          $2,403.2
  Europe
   United Kingdom                                       122.4             152.2              367.9             476.1
   Spain                                                 75.5              78.5              231.2             243.4
   Other                                                127.8             138.9              417.7             438.0
--------------------------------------------------------------------------------------------------------------------------------
  Total Europe                                          325.7             369.6            1,016.8           1,157.5
--------------------------------------------------------------------------------------------------------------------------------
  Canada/Latin America                                   60.4              47.8              173.8             151.0
  Asia                                                   82.9              26.8              171.3              53.8
  All Other                                                .1                .1                 .3                .2
--------------------------------------------------------------------------------------------------------------------------------
Total                                                $1,406.4          $1,237.8           $4,018.0          $3,765.7
--------------------------------------------------------------------------------------------------------------------------------


Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the computation of basic and diluted earnings per share:

(Millions of dollars, except per share)
-------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Nine Months Ended
                                                              30 June                               30 June
                                                       2000              1999               2000         1999
-------------------------------------------------------------------------------------------------------------------

Numerator for basic EPS
and diluted EPS-net income (loss)                    $(192.5)            $94.6            $(94.3)      $327.9

Denominator for basic EPS
-weighted average shares                               213.4             212.5             213.3        211.9

Effect of dilutive securities:
  Employee stock options                                --                 3.5              --            3.0
  Other award plans                                     --                 1.0              --            1.0
-------------------------------------------------------------------------------------------------------------------
                                                        --                 4.5              --            4.0

Denominator for diluted EPS
-weighted average shares and
assumed conversions                                    213.4             217.0             213.3        215.9
===================================================================================================================

Basic EPS                                              $(.90)             $.45             $(.44)       $1.55
===================================================================================================================

Diluted EPS                                            $(.90)             $.44             $(.44)       $1.52
===================================================================================================================

Since the Company has a net loss for the three and nine months ended 30 June 2000, the impact of potential future stock option and other stock award exercises would have an antidilutive effect on the calculation of diluted loss per share. As a result, the average number of common shares outstanding used in calculating diluted loss per share in fiscal 2000 is the same as for basic loss per share.

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

During 10 months of discussions with the FTC, Air Products and Air Liquide made a number of comprehensive and practical proposals, including divestitures, which responded to the requirements of the FTC. On 10 May 2000, Air Products and Air Liquide announced it had recently become clear that the FTC would not approve the Offer by 12 May 2000, the date on which the period for satisfying the pre-conditions to the Offer would expire and the Offer was not extended beyond 12 May 2000.

Since the BOC transaction did not occur, certain costs and financing fees that had been deferred were required to be expensed in the quarter ended 30 June 2000. In addition, the Company and Air Liquide were obligated to pay BOC a fee of $50 million each since the Offer to acquire BOC was not made.

Additionally, the Company had entered into various purchased currency options and forward exchange contracts to hedge the currency exposure related to the proposed purchase of BOC shares at UK(pound)14.60 per share. Net losses associated with the change in market value of these contracts were recorded in earnings. The Company purchased British Pound put options to cap the rate change exposure of the forward exchange contracts. The cost of these put instruments was $78.5 million.

The charge to earnings in the quarter ended 30 June 2000 was $482.5 million ($301.8 million after-tax). Of this amount, $361.9 million ($226.4 million after-tax) of charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the transaction. The remaining charge of $120.6 million ($75.4 million after-tax) consists primarily of the BOC fee paid and previously deferred expenses.

The results for the nine months ended 30 June 2000 include a total charge related to the BOC transaction of $730.4 million ($456.5 million after-tax). Of this amount, $594.6 million ($371.6 million after-tax) of charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the transaction, resulting in a cumulative charge recorded on the currency hedging instruments of $582.0 million ($363.8 million after-tax). The remaining charge of $135.8 million ($84.9 million after-tax) consists of the BOC fee paid and transaction expenses.

The cash impact of the BOC transaction of $690.1 million in fiscal year 2000 was principally reflected as an investing activity in the statement of Consolidated Cash Flows. This cash impact does not consider the tax benefits associated with this transaction.

The results for the three months ended 30 June 2000 include a charge of $46.7 million ($29.5 million after-tax) for a global cost reduction plan. The plan results in a staff reduction of 347 employees. The charge includes $7.5 million of asset impairment charges related to the rationalization of three facilities in Europe. The charges to cost of sales, selling and administrative, research and development, and other expense were $17.3 million, $21.0 million, $.9 million, and $7.5 million, respectively. The reductions began late in the fiscal quarter and will be completed by 30 June 2001.

The results for the nine months ended 30 June 2000 include cost reduction charges of $55.4 million ($35.0 million after-tax). The 2000 plan, initiated in the quarter ending 31 March 2000, includes 450 staff reductions in total and three facility impairments. The charges to cost of sales, selling and administrative, research and development, and other expense were $20.6 million, $25.4 million, $1.9 million, and $7.5 million, respectively.

The results for the nine months ended 30 June 2000 include a gain of $6.3 million ($4.0 million after-tax) related to the sale of packaged gas facilities.

The results for the three months ended 30 June 1999 include a charge of $13.9 million ($9.0 million after-tax) for a global cost reduction plan. This plan resulted in a staffing reduction of 142 employees. The charges to cost of sales and selling and administrative were $5.4 million and $8.5 million, respectively. The plan was completed in June 2000, essentially as expected.

The results for the nine months ended 30 June 1999 include a charge of $34.2 million ($21.9 million after-tax) for the global cost reduction plan. The total staff reduction for the 1999 plan was 348 employees. The charges to cost of sales, selling and administrative, and research and development were $15.3 million, $17.8 million, and $1.1 million, respectively for the nine months ended 30 June 1999.

The results for the nine months ended 30 June 1999 include a net gain of $31.1 million ($21.3 million after-tax) related to the formation of Air Products Polymers (a 65% majority owned venture with Wacker-Chemie GmbH). The gain was partially offset by costs related to an emulsions facility shutdown not included in the joint venture and for costs related to indemnities provided by Air Products to the venture.

The results for the nine months ended 30 June 1999 also include a charge of $10.3 million ($6.4 million after-tax) primarily related to Chemicals facility closure costs.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

             THIRD QUARTER FISCAL 2000 VS. THIRD QUARTER FISCAL 1999
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales for the third quarter of fiscal 2000 were $1,406.4 million, up $168.6 million, a 14% increase over the same quarter in the prior fiscal year. Operating income was $186.4 million, up $18.7 million, or 11%. Profits from equity affiliates of $20.4 million were 34% above the prior year. There was a net loss of $192.5 million, or $(.90) diluted earnings per share, in the quarter ended 30 June 2000. The net loss of $192.5 million compares to net income of $94.6 million, or $.44 diluted earnings per share, reported in the year-ago quarter. The net loss in the current fiscal quarter resulted from two special items; an after-tax charge of $301.8 million related to the BOC transaction and an after-tax charge of $29.5 million for a global cost reduction plan. The quarter ended 30 June 1999 also included an after-tax charge of $9.0 million for a workforce reduction plan. Excluding these special items, current year net income of $138.8 million, compares to $103.6 million in the prior year, an increase of 34%. Diluted earnings per share were $.64, up 33% over the prior year's $.48, exclusive of special items. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Record consolidated sales were achieved in the quarter with about one third of the growth attributable to acquisitions. Strong volume growth in gases and chemicals was partially offset by a $19.5 million decline in equipment sales activity and adverse currency related effects of approximately $30 million.

Operating income of $233.1 million was $51.5 million, or 28% above the prior year. The improved operating income results were primarily due to strong gases performance, particularly in the electronics and chemical process industry (CPI) markets, and acquisitions. Chemicals segment operating income was up 4% as cost control and productivity improvements partially offset significantly higher raw material costs. Equipment segment operating income was up slightly due to good cost performance. Selling and administrative overheads were up about 3% as the impact of acquisitions was partially offset by progress on constraining overheads. Currency and exchange related impacts reduced year-to-year operating income growth about 2%.

Equity affiliates' income increased $5.2 million to $20.4 million, up 34%. The improved results came from better business conditions in Asia and Mexico, as well as tax benefits. The former affiliate Korea Industrial Gases (KIG), was included in consolidated results for the quarter ended 31 March 2000 following the acquisition of the remaining 51.1 percent of the shares of the affiliate in December 1999.

Industrial Gases-Sales increased 21% to $894.8, an increase of $157.3 million over the prior year. About a third of the growth resulted from acquisitions, particularly the consolidation of the former equity affiliate KIG. The sales growth was primarily the result of strong demand in electronics and CPI markets. Demand for the Company's premier electronics specialty gases and chemicals, particularly Schumacher products and nitrogen triflouride increased substantially. However, overall growth across the globe occurred in most product lines. Unfavorable European currency and exchange related impacts reduced sales growth about 3%. Operating income was up $51.2 million, a 37% increase, excluding the impact of cost reduction charges in both the current and prior year.

Liquid oxygen and nitrogen (LOX/LIN) volumes in North America were up 5%, including sales of non-cryo gases. LOX/LIN pricing was up 3% primarily the result of the surcharge initiative. Argon volumes in North America rose 12%, broadly across steel and metals processing customers, as well as from increased construction related activity in the electronics industry. Packaged gases volumes declined 1% due to divestitures, but grew 1% on a same store sales basis. Liquid hydrogen volumes continued to be higher, up about 9% on increased government testing. On-site year-to-year volume growth was up 14%. Increased hydrogen and carbon monoxide (HYCO) demand and new facilities comprised the largest component of the on-site growth, with some short-term spot sales included.

European volumes improved over the prior year, although reported sales were adversely impacted by the strong dollar. Southern Europe continued to have strong volume gains across most product lines. Volume recovery in Northern Europe continued in the current quarter. Merchant volumes were up across the board, with LOX/LIN (including non-cryo) growing about 6%. Average LOX/LIN prices increased slightly over the prior year due to pricing initiatives. European on-site volumes were flat due to customer outages, but there was no significant impact on operating income from the outages. Cylinder volumes continue to benefit from the acquisition of the AGA business in the United Kingdom.

Asian results are significantly improved due to strong electronics specialty gas and equipment demand, consolidation of the former equity affiliate KIG, as well as general growth in the liquid gases business.

Operating income of $189.3 million was up 37% or $51.2 million, excluding cost reduction charges in both the current and prior year quarter. About a third of the growth resulted from acquisitions. The volume driven growth in operating income is constrained by higher energy and diesel fuel costs. The price surcharge initiative helped offset the increased costs, but lagged in full recovery entering the peak summer energy period.

Operating margin was 21.2%, up 2.5% over the prior year and 1.6% over the preceding quarter (excluding special items). The margin improvement was a direct result of strong demand combined with cost control efforts. The strong demand in the electronics market and the improved Asian business conditions are key components of the margin gains.

Gases equity affiliates' income of $18.4 million exceeded the prior year by $7.1 million, a 63% increase, in spite of the consolidation of KIG following the purchase of the remaining 51.1 percent of the shares of the affiliate in December 1999. Higher performance at several affiliates in Asia and in Mexico as well as tax benefits generated the increase.

Equipment-Sales were $65.0 million in the quarter ended 30 June 2000 compared to $84.5 million in the prior year quarter. Operating income of $3.3 million was up slightly from $1.2 million in the prior year, excluding the cost reduction charges in both years. Good cost performance offset lower project activity. The $100 million sales backlog at 30 June 2000 was essentially unchanged from the $103 million backlog at 30 June 1999. The current quarter backlog was down significantly from $175 million at 30 September 1999.

Chemicals-Sales in the third quarter of fiscal 2000 of $446.6 million were up $30.8 million, or 7%. Operating income was $44.8 million, or 5% below the prior year. Operating income was $51.7 million in the current year, up 4% exclusive of cost reduction charges in both years. Adverse currency and exchange related impacts reduced sales and operating income growth by 1% and 4%, respectively.

While total sales grew $30.8 million or 7%, the overall segment volume growth was 9%. Polymer chemicals volume was up 1% in total, as emulsions volumes declined modestly in response to aggressive pricing actions to recover raw material cost increases. Polyvinyl alcohol (PVOH) volumes were higher on strong export sales and new textile business. Intermediate chemicals posted a 19% volume gain. Customer operating problems in polyurethane intermediates in the prior year contributed to the year-on-year increase. Performance chemicals grew 8% with broad based growth.

Excluding special items, operating income of $51.7 million was up 4% as strong volume growth, cost control, and productivity gains were largely offset by higher raw material and energy costs as well as lower prices in some businesses. The operating margin declined from 12.0% in the prior year to 11.6% due principally to higher raw material and energy costs. Aggressive pricing actions continue with partial success, but are lagging the continuing cost increases.

BOC TRANSACTION

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

During 10 months of discussions with the FTC, Air Products and Air Liquide made a number of comprehensive and practical proposals, including divestitures, which responded to the requirements of the FTC. On 10 May 2000, Air Products and Air Liquide announced it had recently become clear that the FTC would not approve the Offer by 12 May 2000, the date on which the period for satisfying the pre-conditions to the Offer would expire and the Offer was not extended beyond 12 May 2000.

Since the BOC transaction did not occur, certain costs and financing fees that had been deferred were required to be expensed in the quarter ended 30 June 2000. In addition, the Company and Air Liquide were obligated to pay BOC a fee of $50 million each since the Offer to acquire BOC was not made.

Additionally, the Company had entered into various purchased currency options and forward exchange contracts to hedge the currency exposure related to the proposed purchase of BOC shares at UK(pound)14.60 per share. Net losses associated with the change in market value of these contracts were recorded in earnings. The Company purchased British Pound put options to cap the rate change exposure of the forward exchange contracts. The cost of these put instruments was $78.5 million.

The charge to earnings in the quarter ended 30 June 2000 was $482.5 million ($301.8 million after-tax). Of this amount, $361.9 million ($226.4 million after-tax) of charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the transaction. The remaining charge of $120.6 million ($75.4 million after-tax) consists primarily of the BOC fee paid and previously deferred expenses.

INTEREST

Interest expense of $52.9 million was up $13.6 million, primarily due to higher debt balances associated with the BOC transaction costs. Higher average interest rates and lower capitalized interest also contributed to the increase.

INCOME TAXES

The current year third quarter consolidated effective tax rate was 41.7%, after minority interest of $1.5 million. This compares to a rate of 31.9% in the prior year. The fiscal 2000 rate is significantly impacted by a higher tax rate on the BOC transaction and on the global cost reduction charge. Excluding the impact of these items, the effective tax rate for the current quarter is 30.3%. The effective tax rate in the prior year, excluding the higher rate on the cost reduction plan charge was 32.2%. The rate decline of 1.9% was due primarily to higher tax credits.

GLOBAL COST REDUCTION PLANS

Fiscal Year 1999 Plan

The Company began a global cost reduction plan ("the 1999 plan") in the fiscal quarter ended 31 December 1998. The plan included staffing reductions of 206 employees in the areas of manufacturing, distribution, and overheads. An amount of $20.3 million ($12.9 million after-tax) related to employee termination expense was charged to expense in the quarter ended 31 December 1998. These reductions were completed in December 1999, essentially as expected.

Under the 1999 plan, the results of the quarter ended 30 June 1999 reflected a charge of $13.9 million ($9.0 million after-tax) for additional staff reductions of 142 employees. The additional reductions were completed in June 2000.

Fiscal Year 2000 Plan

A global cost reduction plan ("the 2000 plan") was initiated in the chemicals segment in the quarter ended 31 March 2000. The plan included staff reductions of 103 employees in the areas of manufacturing and overheads. There was a total charge of $8.7 million, or $5.5 million after-tax, for the second fiscal quarter. The plan will be complete by 31 March 2001. Notifications began in the quarter ending 31 March 2000, with 53 of the planned position eliminations completed as of 30 June 2000. Termination expenses of $4.2 million have been incurred, with $4.5 million remaining in accrued liabilities as of 30 June 2000.

Under the fiscal year 2000 plan, the results for the quarter ended 30 June 2000 reflected a charge of $39.2 million for additional staff reductions of 347 employees in the areas of manufacturing, engineering, distribution, and overheads. The results of the quarter also include a charge of $7.5 million of asset impairments related to the rationalization of three facilities in Europe. The results for the quarter ended 30 June 2000 were reduced in total by $46.7 million, or $29.5 million after-tax, for the fiscal 2000 global cost reduction plan and related asset impairments. The charges to cost of sales, selling and administration, research and development, and other expense were $17.3 million, $21.0 million, $.9 million, and $7.5 million, respectively. The additional reductions will be completed by 30 June 2001. Reductions began late in the third fiscal quarter with actual termination expenditures of $1.4 million charged to the accrual.

Benefits from the total 2000 plan are expected to be $30 million and $35 million in fiscal years 2001 and 2002, respectively.

ACCOUNTING CHANGES

As of 30 June 2000, the Company changed from the accrue in advance method of accounting for major maintenance to the expense as incurred method. The change was made to conform the Company's accounting policy to the position taken by the Securities and Exchange Commission (SEC), whereby the SEC staff has stated it prefers the expense as incurred method. The impact of this change in accounting for major maintenance was not material on the results of operations and financial position.

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133 was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless special accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge treatment. The transition adjustment resulting from adopting this Statement shall be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 133 and SFAS No. 138 in the first quarter of fiscal year 2001. The adoption of these Statements will not have a material effect on the Company's financial statements or risk management processes.

PORTFOLIO REVIEW AND ASSET MANAGEMENT INITIATIVES

The Company engaged Goldman, Sachs, & Co. in the quarter ending 31 December 1999 to assess strategic alternatives in the Polyvinyl Alcohol business. This assessment is continuing and the Company is evaluating proposals for this business and hopes to complete a transaction in a few months. In the quarter ended 30 June 2000, the Company decided to explore possible divestiture of its interest in most of its cogeneration facilities and a flue gas desulfurization facility.

               NINE MONTHS FISCAL 2000 VS. NINE MONTHS FISCAL 1999
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales for the first nine months of fiscal 2000 of $4,018.0 million were 7% higher than the $3,765.7 million reported in the prior year. Operating income was $601.5 million, up $62.1 million, or 12%. Profits of equity affiliates increased $22.9 million to $62.0 million for the nine months ended 30 June 2000. There was a net loss of $94.3 million, or $(.44) diluted earnings per share for the nine months of fiscal 2000. The net income for the nine months in fiscal year 1999 was $327.9 million, or $1.52 diluted earnings per share. The net loss in the current year is due to an after-tax charge of $456.5 million related to the BOC transaction. The nine months ended 30 June 2000 also included an after-tax charge of $35.0 million for the global cost reduction plan and an after-tax gain of $4.0 million related to the sale of packaged gas facilities. In the first nine months of fiscal year 1999 there were three special items; an after-tax gain of $21.3 million related to the formation of Air Products Polymers, an after-tax charge of $21.9 million for global cost reduction plans, and an after-tax charge of $6.4 million related to Chemicals facility closure costs. Excluding the impact of all special items, net income for the nine months ended 30 June 2000 was $393.2 million compared to $334.9 million in the prior year, an increase of 17%. The diluted earnings per share, exclusive of special items, increased 17% to $1.82 from $1.55 in fiscal 1999. The remaining discussion and analysis of the consolidated results of operations excludes the impact of special items.

Consolidated sales grew 7% over the prior year. While revenue growth was 13% for gases and 8% for chemicals, there was a decline of $135.8 million, or 45% in the equipment segment. Unfavorable currency impacts reduced sales growth about 2%, however the consolidation of acquired affiliates added about 2% to reported sales. Gas results benefited from increased demand in several major markets, particularly electronics and CPI. Chemicals sales increased on broad based volume growth.

Operating income increased $66.7 million to $650.6 million, up 11% over the prior year. Gases results were up $94.2 million, largely due to the strong growth in electronics and CPI. Chemicals segment operating income increased 4% as volume growth, cost control, and productivity gains were largely offset by increased raw material and energy costs. Lower equipment project activity resulted in a $22.7 million decrease in operating income, down 69%. Selling and administrative overheads were up about 1% as the increase due to acquisitions was substantially offset by progress on constraining overheads. Currency and exchange related impacts reduced year-to-year operating income growth by about 3%.

Equity affiliates' income increased $22.9 million to $62.0 million, up 59%. The increase was primarily due to improved results arising from better business conditions in Asia and Mexico, favorable currency and exchange impacts, and tax benefits. The affiliate KIG was included in consolidated results as of the quarter ended 31 March 2000 following the acquisition of the remaining 51.1 percent of the shares of the affiliate in December 1999.

Industrial Gases-Sales of $2,517.5 million in the first nine months of fiscal 2000 increased $291.5 million or 13% above fiscal 1999. About a third of the growth resulted from acquisitions. Sales growth was primarily the result of strong demand in the electronics and CPI markets as well as the improved business conditions in Asia. The strong dollar relative to European currencies had an adverse impact on sales growth of about 3%. Operating income increased $95.5 million to $481.6 million. Excluding the gain on the sale of packaged gas facilities in the current year and cost reduction charges in both years, operating income in fiscal 2000 was $507.3 million, up $94.2 million or 23% over the prior year.

LOX/LIN volumes in North America were up 4%, including sales of non-cryo gases. LOX/LIN prices for the first nine months of fiscal 2000 are essentially the same as the prior year. Recent pricing actions offset price declines earlier in the fiscal year. Liquid argon increased 11% over fiscal 1999, with demand up in steel and metals markets as well as construction in the electronics market. Liquid hydrogen volume grew 8% due to increased government testing. North American HYCO grew 18% on higher base demand and the impact of new facilities.

European volumes improved over the prior year, although reported sales were adversely impacted by the strong dollar. Southern Europe had sustained growth while Northern Europe experienced modest improvement over the first nine months of the year. LOX/LIN volumes were up 7%, including non-cryo. Tonnage gases were up about 7% overall, with gaseous oxygen and nitrogen sales to the CPI markets leading the growth.

Asian sales were up $117.5 million from $53.8 million in fiscal 1999, with acquisitions combining with improved regional business conditions to create the growth. The electronics market in Asia was particularly strong in the current year.

Excluding special items, operating income of $507.3 million grew 23%. Acquisitions, significant volume growth, and cost containment initiatives drove the increase. Pricing increases and surcharges have partially offset higher energy and diesel fuel costs.

Equity affiliates' income grew $24.1 million in spite of the consolidation of KIG, following the purchase of the remaining 51.1 percent of the shares of the affiliate in December 1999. The increase was mainly in Asia, Mexico, and the energy related ventures. Currency and exchange related impacts as well as tax benefits contributed to the increase.

Equipment-Sales were $169.4 million, down 45% from the prior year. Operating income of $10.1 million declined $22.7 million, excluding the cost reduction charges in both years. Good project cost performance partially offset the impact of the activity decline. The sales backlog at 30 June 2000 of $100 million compares to $103 million at 30 June 1999 and $175 million at 30 September 1999.

Chemicals-Sales for the nine months ended 30 June 2000 were $1,331.1 million compared to $1,234.5 million in fiscal 1999, an increase of 8%. Operating income of $146.4 million increased 3% from $141.6 million in the prior year. Excluding the impact of cost reduction charges in both years and a facility closure charge in the prior year, operating income was $162.0 million compared to $155.9 million, up 4%. Unfavorable currency and exchange related impacts reduced sales and operating income growth by 1% and 4%, respectively. Broad based growth resulted in an overall segment volume increase of 10% for the nine months.

Excluding special items, operating income growth of 4% resulted from strong volume growth and cost containment initiatives. This growth was tempered by raw material cost increases combined with lower prices in some product areas. The operating margin was 12.2%, down from 12.6% in the prior year. Aggressive pricing actions lag the rising costs.

BOC TRANSACTION

The results for the nine months ended 30 June 2000 include a total charge related to the BOC transaction of $730.4 million ($456.5 million after-tax). Of this amount, $594.6 million ($371.6 million after-tax) of charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the transaction, resulting in a cumulative charge recorded on the currency hedging instruments of $582.0 million ($363.8 million after-tax). The remaining charge of $135.8 million ($84.9 million after-tax) consists of the BOC fee paid and transaction expenses.

INTEREST

Interest expense of $141.0 million was up $20.9 million, primarily due to higher debt balances associated with the BOC transaction costs. Higher average interest rates and slightly lower capitalized interest also contributed to the increase.

TAXES

The current year-to-date consolidated effective tax rate is 56.0%, after minority interest of $6.6 million. This compares to a rate of 31.3% in the prior year. The fiscal 2000 rate is significantly impacted by a higher tax rate on the BOC transaction, the global cost reduction plan, and the sale of packaged gas facilities. Excluding these tax impacts, the effective rate for the nine months is 30.4%. The effective rate in the prior year, excluding the tax rate impact of the gain on the formation of the polymer ventures, a chemical facility closure and the global cost reduction, was 31.8%. The rate decline of 1.4% is due primarily to higher tax credits and higher after-tax equity affiliate income.

GLOBAL COST REDUCTION PLANS

The results for the nine months ended 30 June 1999 included a charge of $34.2 million, or $21.9 million after-tax, for the global cost reduction plan. The 1999 plan was completed essentially as expected.

The results for the nine months ended 30 June 2000 include cost reduction charges of $55.4 million, or $35.0 million after-tax. The 2000 plan in total includes 450 staff reductions and three facility impairments. The charges to cost of sales, selling and administration, research and development, and other expense were $20.6 million, $25.4 million, $1.9 million, and $7.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 2000 totaled $813.2 million compared to $868.8 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $671.8 million during the first nine months of fiscal 1999 to $586.2 million during the current period. The prior year additions included a new 500 million pound-per-year dinitrotoluene (DNT) production facility in Geismar, Louisiana. Investments in unconsolidated affiliates were $15.8 million during the first nine months of fiscal 2000 versus $101.5 million last year. The prior year results include a cash contribution of $50.1 million to acquire a 50% interest in Industrial Oxygen Company Limited, and a cash contribution of $33.5 million related to the formation of the redispersible powders venture with Wacker-Chemie GmbH. Expenditures for acquisitions increased from $75.5 million during the first nine months of fiscal 1999 to $169.7 million during the current period. The current year amount includes the acquisition of the remaining 51.1 percent of the shares in Korea Industrial Gases Ltd. (KIG), the largest industrial gas company in Korea. Capital expenditures are expected to be between $1 billion and $1.1 billion in fiscal 2000. The capital expenditures will be funded with cash from operations supplemented with proceeds from financing activities.

The cash impact of the BOC transaction of $690.1 million in fiscal year 2000 was funded primarily by commercial paper backed by existing lines of credit.

Total debt at 30 June 2000 and 30 September 1999, expressed as a percentage of the sum of total debt and shareholders' equity, was 58% and 49%, respectively. Total debt increased from $2,842.2 million at 30 September 1999 to $3,589.2 million at 30 June 2000. The net increase in commercial paper during the year was $530.8 million. During the second quarter of fiscal 2000, the Company issued Euro 500 million in notes due in 2005 with a fixed coupon rate of 6.00%. Also, during the second quarter, the Company repurchased a $100 million medium term note, Series F, which was due in 2009 and a $100 million medium term note, Series F, which was due in 2014. Subsequent to the third quarter of fiscal 2000, the Company issued Euro 300 million in notes due in 2007 with a fixed coupon rate of 6.50%.

There was $893.8 million of commercial paper outstanding at 30 June 2000. In the first nine months of fiscal 2000, the Company added an additional $500 million revolving credit commitment. The Company's total revolving credit commitments amounted to $1.1 billion at 30 June 2000. No borrowings were outstanding under these commitments. Additional commitments totaling $80.9 million are maintained by the Company's foreign subsidiaries, of which $14.6 million was utilized at 30 June 2000.

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

The notional principal amounts outstanding and net unrealized gain of interest rate swap agreements at 30 June 2000 and 30 September 1999 were as follows:

(Millions of dollars)

                                              30 June 2000                               30 September 1999
                                -----------------------------------------     -----------------------------------------

                                     Notional          Net Unrealized              Notional          Net Unrealized
                                      Amount             Gain (Loss)                Amount             Gain (Loss)
                                -------------------- --------------------     -------------------- --------------------
Fixed to Variable                     $31.0                 $(.2)                  $311.0                 $5.6
Variable to Variable                   10.0                 20.9                     60.0                121.1
                                -------------------- --------------------     -------------------- --------------------
            Total                     $41.0                $20.7                   $371.0               $126.7
                                ==================== ====================     ==================== ====================

During the third quarter three fixed to variable interest rate swap agreements with a total notional amount of $150.0 million were terminated, resulting in a deferred loss of

$.8 million. In the first nine months of fiscal 2000 two fixed to variable interest rate swap agreements with a total notional amount of $100.0 million were terminated, resulting in a deferred gain of $2.4 million.

In April 2000, a $50 million variable to variable interest rate swap agreement matured along with the related $50 million of medium term notes. The net unrealized gain on the remaining variable to variable interest rate swap was $20.9 million at 30 June 2000. This swap effectively converted the stated variable rate of the medium term note to an average interest rate slightly above the three month US dollar LIBOR rate.

The Company is also party to interest rate and currency swap contracts. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The notional principal of interest rate and currency swap agreements outstanding at 30 June 2000 was $145.7 million. The fair value of the agreements was a gain of $4.5 million, of which a $9.5 million gain related to the currency component was recognized in the financial statements. The remaining $5.0 million loss was related to the interest component and has not been recognized in the financial statements. This loss reflects that current interest rates are generally lower than the interest rates paid under the interest rate and currency swap agreements. As of 30 September 1999 interest rate and currency swap agreements were outstanding with a notional principal amount and fair value of $270.8 million and a gain of $10.2 million, respectively. During the first nine months of fiscal 2000 three interest rate and currency swap agreements with a total notional amount of Spanish Peseta (ESP) 11.63 billion or $93.1 million were terminated, resulting in a net deferred loss of $2.0 million.

The estimated fair value of the Company's long-term debt, including current portion, as of 30 June 2000 is $2,948.5 million compared to a book value of $2,873.0 million.

FINANCIAL INSTRUMENTS

At 30 June 2000, the Company's net financial instrument position was a liability of $2,889.1 million. At 30 September 1999, the net financial instrument position before the impact of the currency options executed to hedge the BOC transaction was a liability of $2,504.2 million. The increase in the net financial instrument position from 30 September 1999 is due mainly to the issuance of Euro 500 million in notes due in 2005 and the issuance of $285.3 million of commercial paper that was classified as long-term in the first nine months of fiscal 2000. These increases were partially offset by the repurchase of $200 million of medium term notes during the year.

There has been no other material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand for the goods and services of Air Products; competitive factors in the industries in which it competes; changes in government regulation; success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions and divestitures; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

      (a)(12) Computation of Ratios of Earnings to Fixed Charges.

      (a)(18) Letter re Change in Accounting Principles.

      (a)(27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

      (b) Current Reports on Form 8-K dated 24 April 2000, 10 May 2000, and 11 May 2000 were filed by the Registrant during the quarter ended 30 June 2000 in which Item 5 of such forms was reported.

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


                                            Air Products and Chemicals, Inc.
                                            --------------------------------
                                            (Registrant)


Date: August 11, 2000                   By:    /s/L. J. Daley
                                            --------------------------------
                                            L. J. Daley
                                            Vice President - Finance
                                            (Chief Financial Officer)

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


                       For the quarter ended 30 June 2000


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

      (a)(18)  Letter to re Change in Accounting Principles.

      (a)(27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.