Form 10-Q/A
period 2000-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2000-09-21
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q/A


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

                          Commission file number 1-4534
                                                 ------


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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 20 September 2000
             ----------------             ---------------------------------
        Common Stock, $1 par value                  229,305,191

FORM 10-Q/A

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended June 30, 2000 as set forth in the pages attached hereto:

(list all such items, financial statements, exhibits or other portions amended)

1.  Item 6.  Exhibits and Reports on Form 8-K

                        AIR PRODUCTS AND CHEMICALS, INC.

                                      INDEX


PART II.  OTHER INFORMATION

     Item 6.         Exhibits and Reports on Form 8-K.



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


                                    Air Products and Chemicals, Inc.
                                    --------------------------------
                                    (Registrant)


Date: September 21, 2000         By:           /s/L. J. Daley
                                      -----------------------------------
                                      L. J. Daley
                                      Vice President - Finance and Controller
                                      (Chief Financial Officer)

===============================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          -----------------------------



                                    EXHIBITS


                                       To


                                   FORM 10-Q/A


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