Form 10-K405
period 2000-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2000-12-18
CIK 2969

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-K

(Mark One) |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the fiscal year ended September 30, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]
                               ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 2000 was $8.47 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of November 30, 2000 was 229,305,191.
                       DOCUMENTS INCORPORATED BY REFERENCE

      Annual Report to Shareholders for the fiscal year ended September 30, 2000. With the exception of those portions which are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.

     Proxy Statement for Annual Meeting of Shareholders to be held January 25, 2001 . . . Part III.
===============================================================================

                           FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis which is included under Item 7 herein, other important risk factors and uncertainties include overall economic and business conditions; demand for the goods and services of the Company; competitive factors in the industries in which it competes; the ability to recover increased energy and raw material costs through pricing; changes in government regulations; success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions and divestitures; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which the Company and its affiliates operate; and the timing and rate at which tax credits can be utilized.


                                TABLE OF CONTENTS

                                                                                                                      Page

PART I   ITEM 1.  Business......................................................................................................1
                    GASES.......................................................................................................1
                      Power Generation and Flue Gas Desulfurization.............................................................2
                    CHEMICALS...................................................................................................3
                      Performance Chemicals.....................................................................................3
                      Chemical Intermediates....................................................................................4
                    EQUIPMENT...................................................................................................4
                    GENERAL.....................................................................................................5
                      Foreign Operations........................................................................................5
                      Technology Development....................................................................................5
                      Raw Materials and Energy..................................................................................6
                      Environmental Controls....................................................................................6
                      Competition...............................................................................................7
                      Insurance.................................................................................................8
                      Employees.................................................................................................8
                      Executive Officers of the Company.........................................................................9
         ITEM 2.  Properties...................................................................................................10
                    Gases......................................................................................................10
                    Chemicals..................................................................................................10
                    Equipment..................................................................................................11
         ITEM 3.  Legal Proceedings............................................................................................11
         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................................11

PART II  ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters........................................11
         ITEM 6.  Selected Financial Data......................................................................................11
         ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................12
         ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk...................................................12
         ITEM 8.  Financial Statements.........................................................................................12
         ITEM 9.  Disagreements on Accounting and Financial Disclosure.........................................................12

PART III ITEM 10. Directors and Executive Officers of the Company..............................................................12
         ITEM 11. Executive Compensation.......................................................................................12
         ITEM 12. Security Ownership of Certain Beneficial Owners and Management...............................................12
         ITEM 13. Certain Relationships and Related Transactions...............................................................12

PART IV  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................13
                  Signatures...................................................................................................17

                                     PART I

ITEM 1.  Business.

         Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business and developed strong positions as a producer of certain chemicals.

         The gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, argon, and hydrogen and a variety of medical and specialty gases. This segment also includes the Company's power generation and flue gas treatment businesses. The chemicals business segment produces and markets performance chemicals and chemical intermediates. The equipment business segment supplies cryogenic and other process equipment and related engineering services.

         Financial information concerning the Company's business segments appears in Note 21 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 2000 Financial Review Section of the Annual Report.

         As used in this Report, the term "Air Products" or "Company" includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.

                                      GASES

         The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified, or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide), and helium (purchased or refined from crude helium). Medical and specialty gases are manufactured or blended by the Company or purchased for resale. The gases segment also includes the Company's power generation and flue gas treatment businesses. As discussed below, the Company has decided to pursue divestiture of its interests in these power generation and flue gas treatment businesses.

         The Company's gas business involves two principal modes of supply:

         "Tonnage" or "on-site" supply--For large volume or "tonnage" users of industrial gases, a plant is built adjacent to, on, or near the customer's facility--hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under contracts having terms in excess of three years. In numerous areas--the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Los Angeles, California; Phoenix, Arizona; Decatur, Alabama; Central Louisiana; Rotterdam, the Netherlands; Korea; Singapore; Malaysia; and Bahia, Brazil--Air Products' hydrogen, oxygen, carbon monoxide, or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Thailand, Taiwan, and South Africa.

         Merchant supply--Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Some customers are also supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology, which, in certain circumstances, the Company sells to its customers. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars, and lecture bottle sizes.

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

         Tonnage and merchant sales of atmospheric gases--oxygen, nitrogen, and argon--constituted approximately 26% of Air Products' consolidated sales in fiscal years 2000 and 1999 and were approximately 25% in fiscal year 1998. Tonnage and merchant sales of industrial gases--principally oxygen, nitrogen, and hydrogen--to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 17% and 10%, respectively, of Air Products' consolidated sales in fiscal year 2000.

         Other important consumers of Air Products' industrial and specialty gases are the basic steel industry, the oil industry (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining), and the food industry (which uses liquid nitrogen for food freezing). Air Products believes that it is the largest liquefier of hydrogen, which it supplies to many customers, including the National Aeronautics and Space Administration for its space shuttle program.

         Helium is sold for use in magnetic resonance imaging equipment, controlled atmospheres processes, and welding. Medical gases are sold in the merchant market to hospitals and clinics, primarily for inhalation therapy.

         Specialty gases include fluorine products, rare gases such as xenon, krypton, and neon, and more common gases of high purity or gases which are precisely blended as mixtures. Specialty chemicals for use by the electronics industry include silane, arsine, silicon tetrafluoride, nitrogen trifluoride, carbon tetrafluoride, hexafluoromethane, and tungsten hexafluoride. These gases and chemicals are used in numerous industries and in electronic and laboratory applications. In certain circumstances, the Company sells equipment related to the use, handling, and storage of such specialty gases and specialty chemicals.

         Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 120 offices in 37 states in the United States and Puerto Rico, and from 191 offices in 24 foreign countries. In addition, industrial gas companies in which the Company has investments operate in more than 30 foreign countries.

         Electricity and hydrocarbons, including natural gas as a feedstock for producing certain gases, are important to Air Products' gas business. See "Raw Materials and Energy". The Company's large truck fleet, which delivers products to merchant customers, requires a readily available supply of gasoline or diesel fuel. Also, environmental and health laws and regulations will continue to affect the Company's gas businesses. See "Environmental Controls".

Power Generation and Flue Gas Desulfurization

         Air Products operates and has 50% interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California; an 85-megawatt coal waste burning power generation facility in western Pennsylvania; a 25-megawatt gas-fired combined cycle power generation facility in Calvert City, Kentucky; a 120-megawatt gas-fired combined cycle power generation facility in Orlando, Florida; and a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, the Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.8% interest, operates in Thailand and supplies electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate. Air Products operates and owns a 50% interest in a facility utilizing Mitsubishi Heavy Industries, Ltd. flue gas desulfurization (FGD) technology systems for removing sulfur dioxide from the flue gas of a coal-fired power generation plant in Indiana.

         The Company is assessing the possible divestiture of its interests in most of the cogeneration facilities and its FGD facility.

         Additional information with respect to the Company's power generation and flue gas treatment businesses is included in Notes 8 and 16 to the Consolidated Financial Statements included under Item 8 herein.


                                    CHEMICALS

         The Company's chemicals businesses consist of performance chemicals and chemical intermediates where the Company is able to differentiate itself by the performance of its products in the customer's application, the technical service which the Company provides, and the scale of production and the production technology employed by the Company.

Performance Chemicals

         The principal businesses of performance chemicals are emulsions and specialty, polyurethane, and epoxy additives. Total sales from the performance chemicals business constituted approximately 21% of Air Products' consolidated sales in fiscal year 2000, 22% in fiscal year 1999, and 20% in fiscal year 1998.

         Additives

         Air Products' additives chemicals are differentiated from the competition based on their performance when used in the customer's products and the technical service which the Company provides.

         Specialty Additives--These products are primarily acetylenic alcohols and amines which are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations, and corrosion inhibitors.

          Polyurethane Additives--These products include catalysts and surfactants which are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding, and automobile seating.

         Epoxy Additives--These products include polyamides, aromatic amines, cycloaliphatic amines, reactive diluents, and specialty epoxy resins which are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites, and electrical laminates.

         Emulsions

         Air Products' emulsions are water-based and water-soluble products derived primarily from vinyl acetate monomer.

         The Company's major emulsions products are vinyl acetate homopolymer emulsions and AIRFLEX(R) vinyl acetate-ethylene copolymer emulsions. The Company also produces emulsions which incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks, and carpet backing binder formulations.

         Air Products owns 65% of a worldwide joint venture with Wacker-Chemie GmbH that produces polymer emulsions and pressure-sensitive adhesives. The Company also owns 20% of a worldwide joint venture with Wacker-Chemie that produces redispersible powders made from polymer emulsions.

         Pressure-sensitive adhesives are water-based acrylic emulsions which are used for both permanent and removable pressure-sensitive adhesives primarily for labels and tapes.

Chemical Intermediates

         The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol, and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 12% of Air Products' consolidated sales in fiscal year 2000 and 11% in each of fiscal years 1999 and 1998.

         Amines--The Company produces a broad range of amines using ammonia and methanol, which are both manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines, are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, artificial sweeteners, rubber chemicals, and pharmaceuticals. Ammonia is a feedstock for its alkylamines business, and the excess over this requirement is converted to ammonium nitrate prills and solutions which are primarily sold to customers as fertilizers or for other agricultural applications. Methanol is principally used by Air Products as a feedstock in methylamine production, and the excess over this requirement is marketed to the methanol market.

         Polyurethane Intermediates--The Company produces dinitrotoluene ("DNT") and toluene diamine ("TDA") for use as intermediates by the Company's customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding, and seating in automobiles. Virtually all of the Company's production of DNT and TDA is sold under long-term contracts to a small number of customers.


                                      * * *

         During the fourth quarter of fiscal year 2000, the Company completed the sale of its polyvinyl alcohol business to Celanese AG, Kronberg, Germany. Included in this sale were facilities in Pasadena, Texas and Calvert City, Kentucky.

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

         The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see "Raw Materials and Energy") and will continue to be affected by various environmental and health laws and regulations (see "Environmental Controls").

                                    EQUIPMENT

         The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide, and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the gases segment and for sale in industrial markets which include the Company's international industrial gas affiliates.

      The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $149 million on September 30, 2000, approximately 34% of which relates to cryogenic air separation, as compared with a total backlog of approximately $175 million on September 30, 1999. It is expected that approximately $131 million of the backlog on September 30, 2000, will be completed during fiscal year 2001.

                                     GENERAL


Foreign Operations

         Air Products, through subsidiaries and affiliates, conducts business in numerous countries outside the United States. The structure of the Air Products gas business in Europe mirrors the Company's United States operation. Air Products' international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.

         Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, Canada, and throughout Europe and Asia in 14 and eight countries, respectively. There are 50% industrial gas joint ventures in Africa, South Africa, Canada, four countries in Europe, and three in Asia, and less than controlling interests in Canada and Mexico, two countries in Europe, and five in Asia. The Company has a 50% interest in a power generation facility in the Netherlands and a 48.8% interest in one in Thailand.

         The principal geographic markets for the Company's chemical products are North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Germany, Italy, the Netherlands, the United Kingdom, Australia, Singapore, Japan, Korea, and Mexico. The Company also has 50% joint ventures in Japan for distribution of POLYCAT(R) and manufacture and sale of DABCO(R) amine catalysts. The polymer emulsions and pressure-sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the United States, Germany, Mexico, and Korea, along with a technical service center in Shanghai, China. Headquarters for the 20% investment in the redispersible powder venture with Wacker-Chemie are in Germany with manufacturing facilities in Germany and the United States.

         Financial information about Air Products' foreign operations and investments is included in Notes 8, 10, and 21 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency", and information on Company exposure to currency fluctuations is included in Note 5 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Exchange Contracts". Export sales from operations in the United States to unconsolidated customers amounted to $558 million, $528 million, and $650 million in 2000, 1999, and 1998, respectively. Total export sales in fiscal year 2000 included $42 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.

Technology Development

         Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Manchester, England; Utrecht, the Netherlands; and Barcelona, Spain. The Company also funds and works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

         The Company's market-oriented approach to technology development encompasses research and development and engineering, as well as commercial development.

         The amount expended by the Company on research and development during fiscal year 2000 was $124 million and was $123 million and $112 million during fiscal years 1999 and 1998, respectively.

         In the gases and equipment segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics, polymer, petroleum, rubber, plastics, food processing, and paper industries. Through fundamental research into inorganic and polymer materials, advanced process engineering, and integrated manufacturing methods, the Company discovers, develops, and improves the economics of noncryogenic gas separation technologies. Additionally, technology development for the equipment business is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production and separation.

         In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in polymer and performance chemicals. In addition, a major continuing effort supports the development of new and improved manufacturing technology for chemical intermediates and various types of polymers.

         A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center, which conducts exploratory research in areas important to the long-term growth of the Company's core businesses, e.g., gas and fluid separations, polymer science, organic synthesis, electronic chemicals, and fluorine chemicals.

         As of November 7, 2000, Air Products owned 909 United States patents and 1,561 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

Raw Materials and Energy

         The Company manufactures hydrogen, carbon monoxide, synthesis gas, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 10% of the Company's consolidated sales in fiscal year 2000. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer which supports the polymer business, the Company is heavily dependent on a single supplier under a long-term contract which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 33% of the Company's consolidated sales in fiscal year 2000. Natural gas is an energy source at a number of the Company's facilities. The Company also purchases ammonia under long-term contracts as a feedstock for several of its chemicals facilities.

         The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant gas business of the Company.

         In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal year 2000 no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

Environmental Controls

         The Company is subject to various environmental laws and regulations in the United States and foreign countries where it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. Additionally, from time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company's accounting policies on environmental expenditures are discussed in Note 1 to the Consolidated Financial Statements included under Item 8 herein.

         The amounts charged to earnings on an after-tax basis related to environmental protection totaled $30 million in 2000, $27 million in 1999, and $24 million in 1998. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be approximately $28 million in 2001 and $25 million in 2002.

         Although precise amounts are difficult to define, the Company estimates that in fiscal year 2000 it spent approximately $3 million on capital projects to control pollution versus $7 million in 1999. Capital expenditures to control pollution in future years are estimated at approximately $5 million in both 2001 and 2002.

         To the extent long-term contracts have been entered into for supply of product, such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

         It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $8 million to a reasonably possible upper exposure of $21 million. The balance sheet at September 30, 2000, includes an accrual of $17 million. At September 30, 1999, the balance sheet accrual was $19 million.

         In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA remediation action. The Company estimates capital costs to implement the anticipated remedial program will range from $24 to $33 million. Spending was $21 million through fiscal year 2000 and is estimated at $2 million for fiscal year 2001 and $1 million for 2002. Operating and maintenance expenses associated with continuing the remedial program were minimal in fiscal year 2000 and are estimated to be approximately $1 million per year beginning in fiscal year 2001 and continuing for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. Reimbursement of $1.4 million and $2.2 million was received in fiscal years 2000 and 1999, respectively, and is estimated at $.5 million for fiscal year 2001. In fiscal year 1999 an insurance recovery related to this environmental site was received in the amount of $7.7 million. The cost estimates have not been reduced by the value of such reimbursement.

         Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.

Competition

         The Company's businesses face strong competition from others, some of which are larger and have greater resources than Air Products.

         Air Products' gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers, and in some cases the provisions of other services or products such as power and steam generation. A similar competitive situation exists in European industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

         The number of the Company's principal competitors in the chemicals business varies from product to product, and it is not practical to identify such competitors because of the broad range of the Company's chemical products and the markets served, although the Company believes it has a leading or strong market position in most of its chemical products. For amines the competition is principally from other large chemical companies that also have the ability to provide competitive pricing, reliability of supply, technical service assistance, and quality products and services. The possibility of back integration by large customers is the major competitive factor for the sale of polyurethane additives. In its other chemical products, the Company competes with a large number of chemical companies, some of which are larger, possess greater financial resources, and are more vertically integrated than the Company. Competition in these products is principally on the basis of price, quality, product performance, reliability of product supply, and technical service assistance.

         The Company's equipment business competes in all aspects with a great number of firms, some of which have greater financial resources than Air Products. Another important factor in certain export sales is financing provided by governmental entities in the United States and the United Kingdom as compared with financing offered by their counterparts in other countries.

         Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees. Air Products believes that its comprehensive project development capability, operating experience, engineering and financing capabilities, and construction management experience will enable it to compete effectively.

Insurance

         The Company's policy is to obtain public liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company, for itself and its power generation and flue gas treatment joint venture affiliates for which it assumes operating responsibility, maintains public liability and property insurance coverage at amounts which management believes are sufficient, after retention, to meet the Company's anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

Employees

       On September 30, 2000, the Company (including majority-owned subsidiaries) had approximately 17,500 full-time employees, of whom approximately 7,600 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations which expire on various dates over the next three to four years. The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

Executive Officers of the Company

         The Company's executive officers and their respective positions and ages on December 15, 2000, follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.


               Name             Age                       Office
               ----             ---                       ------

W. Douglas Brown                 54         Vice President, General Counsel, and Secretary
         (D)                                (became Vice President, General Counsel, and
                                            Secretary in 1999; Vice President-Administration,
                                            Gases and Equipment in 1997; Senior Vice President-
                                            Law and Secretary of American Ref-Fuel
                                            Company prior thereto)

Andrew E. Cummins                56         Group Vice President-Chemicals
         (D)                                (became Group Vice President-Chemicals in
                                            1999; Vice President-North America
                                            Gases in 1999; Vice
                                            President-General Industries Group
                                            in 1996; Vice President and General
                                            Manager-General Industries Division
                                            prior thereto)

Leo J. Daley                     54         Vice President-Finance and Controller
         (D)                                (became Controller in 2000; Vice President-Finance in 1998;
                                            Vice President and Treasurer prior thereto)

Robert E. Gadomski               53         Executive Vice President-Gases and Equipment
         (D)                                (became Executive Vice President-Gases and Equipment in
                                            1999; Executive Vice
                                            President-Chemicals, Asia, and Latin
                                            America in 1998; Executive Vice
                                            President-Chemicals in 1996; Group
                                            Vice President-Chemicals Group prior
                                            thereto)

John P. Jones III                50         Chairman, President, and Chief Executive Officer
         (A)(B)(C)(D)                       (became Chairman and Chief Executive Officer in 2000;
                                            President and Chief Operating Officer in 1998; Executive
                                            Vice President-Gases and Equipment in 1996; President-Air
                                            Products Europe, Inc. prior thereto)

Joseph J. Kaminski               61         Corporate Executive Vice President
         (A)(D)                             (became Corporate Executive Vice President in 1996;
                                            Executive Vice President-Gases and Equipment prior thereto)

Ronaldo Sullam                   59         President-Air Products Europe, Inc.
         (D)                                (became President-Air Products Europe, Inc. in 1996;
                                            Senior Vice President-Strategic Marketing,
                                            Development, and Southern Europe prior thereto)


---------------
(A)   Member, Board of Directors
(B)   Member, Executive Committee of the Board of Directors
(C)   Member, Finance Committee of the Board of Directors
(D)   Member, Corporate Executive Committee

ITEM 2.  Properties.

         The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England; Brampton, near Toronto, Canada; and Hattingen, Germany. Administrative offices are also located in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, the People's Republic of China; Singapore; Brussels, Belgium; Paris, France; Barcelona, Spain; and Sao Paulo, Brazil. The management considers the Company's manufacturing facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 2000.

Gases

         The gases segment has approximately 190 plant facilities in 38 states, the majority of which recover nitrogen, oxygen, and argon. The Company has eight facilities which produce specialty gases and 31 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 132 sales offices and/or cylinder distribution centers located in 39 states.

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

         Air Products' European plant facilities total 64 and include eight plants which recover hydrogen, seven plants which manufacture dissolved acetylene, and one which recovers carbon monoxide. The majority of European plants recover nitrogen, oxygen, and argon. In addition, there are four specialty gas centers. There is a combined total of 124 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia, Taiwan, Korea, Malaysia, and the Middle East. Representative offices are located in Taiwan, and in Beijing and Shanghai in the People's Republic of China.

Chemicals

         The chemicals segment manufactures amines, nitric acid, methanol, anhydrous ammonia, and ammonia products at its Pace, Florida facility; alkylamines at its St. Gabriel, Louisiana facility and its Camacari, Bahia, Brazil facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey facility; styrene emulsions, styrene acrylics, polyvinyl acetate acrylics, and polyvinyl acetate emulsions at its San Juan del Rio facility in Mexico; polyvinyl acetate emulsions at its Cologne, Germany facility; nitric acid, dinitrotoluene, and toluene diamine at its Pasadena, Texas facility; polyvinyl acetate emulsions and acetylenic chemicals at its Calvert City, Kentucky facility; specialty amines at its Wichita, Kansas facility; methylamines, dimethyl formamide, choline chloride, and dimethyl amino ethanol at its Teesside, England facility; and epoxy additives at its facilities in Manchester, England, Los Angeles, California, and Cumberland, Rhode Island. The chemicals segment manufactures polyurethane additives and polyurethane specialty products (AIRTHANE(R)/VERSATHANE(R)) at its Paulsboro, New Jersey facility which is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at five smaller locations.

         The chemicals segment has 15 plant facilities, two sales offices, and one laboratory in the United States and operates three plants, nine sales/ representative offices, and three laboratories in Europe, two laboratories in Brazil, Korea, China, and Japan, one plant in Mexico, two plants in Korea, one plant in Brazil, and sales offices in Australia, Brazil, Mexico, Japan, Korea, and Singapore, and representative offices in Beijing, Shanghai, and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

Equipment

         The principal facilities utilized by the equipment segment include five plants and two sales offices in the United States, two plants and two offices in Europe, one office in Japan, and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.  Legal Proceedings.

           In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities. With respect to the Kentucky Department of Environmental Protection's Notice of Violation pertaining to the Company's Calvert City chemical manufacturing facility referenced in the Company's Form 10-K Report for the fiscal year ended September 30, 1999, an Agreed Order resolving the alleged violations was entered on 19 September 2000, whereby the Company paid a civil penalty of $30,000.

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


                                     PART II

ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters.

         The Company's Common Stock, ticker symbol "APD", is listed on the New York and Pacific Stock Exchanges. Market and dividend information for the Company's Common Stock appear under "Eleven-Year Summary of Selected Financial Data" on page 64 of the 2000 Financial Review Section of the Annual Report to Shareholders which is incorporated herein by reference. In addition, the Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences, and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company's Transfer Agent and Registrar is First Chicago Trust Company, a Division of Equiserve, P.O. Box 2506, Jersey City, New Jersey 07303-2506, telephone (800) 519-3111, TDD (201) 222-4955, Internet website
www.equiserve.com, and e-mail address equiserve@em.equiserve.com.

         As of November 30, 2000 there were 11,639 record holders of the Company's Common Stock.

ITEM 6.  Selected Financial Data.

         The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on page 64 of the 2000 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The textual information appearing under "Management's Discussion and Analysis" on pages 25 through 33 of the 2000 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk.

         The textual information appearing under "Financial Instruments Sensitivity Analysis" on pages 32 and 33 of the 2000 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  Financial Statements.

         The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated October 27, 2000, appearing on pages 34 through 65 of the 2000 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.  Disagreements on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company.

         The biographical information relating to the Company's directors contained on pages 11 through 14 of the Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. Executive Compensation.

         The information under "Director Compensation", "Report of the Management Development and Compensation Committee", "Executive Compensation Tables", "Severance and Other Change In Control Arrangements", and "Stock Performance Graph", appearing on pages 16 through 23 of the Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required for this Item is set forth in the sections headed "Persons Owning More than 5% of Air Products Stock" and "Air Products Stock Beneficially Owned by Officers and Directors" contained on pages 24 through 25 of the Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

         Not applicable.

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as a part of this Report:


       1. The 2000 Financial Review Section of the Company's 2000 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

          (Page references to 2000 Financial Review Section of the Annual Report)

       Management's Discussion and Analysis........................................................... 25
       Report of Independent Public Accountants....................................................... 34
       Consolidated Income for the three years ended 30 September 2000................................ 35
       Consolidated Balance Sheets at 30 September 2000 and 1999...................................... 36
       Consolidated Cash Flows for the three years ended 30 September 2000............................ 37
       Consolidated Shareholders' Equity for the three years ended 30 September 2000.................. 38
       Notes to Consolidated Financial Statements..................................................... 39
       Business Segment and Geographic Information.................................................... 60
       Eleven-Year Summary of Selected Financial Data................................................. 64

       2. The following additional information should be read in conjunction with the financial statements in the Company's 2000 Financial Review Section of the Annual Report to Shareholders:
                        (Page references to this report)

       Report of Independent Public Accountants on Schedule........................................... 19
       Consent of Independent Public Accountants...................................................... 19

       Consolidated Schedule for the years ended 30 September 2000, 1999, and
1998 as follows:

       Schedule
       Number
       ------
       VIII      Valuation and Qualifying Accounts.................................................... 20

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

         4.1 Rights Agreement, dated as of March 19, 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated March 19, 1998, as amended by Form 8-A/A dated July 16, 1998.)*

         4.2 Amended and Restated Credit Agreement dated as of September 16, 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank (as amended). (Filed as Exhibit
                        4.2 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         (10)           Material Contracts.

         10.1 1990 Deferred Stock Plan of the Company, as amended and restated effective October 1, 1989. (Filed as Exhibit 10.1 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

         10.2 1997 Long-Term Incentive Plan of the Company effective October 1, 1996. (Filed as Exhibit 10.2(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

         10.2(a) Excerpt from resolutions approving amendments to the 1997 Long-Term Incentive Plan of the Company, effective 20 September 2000.

         10.3 Amended and Restated 1997 Annual Incentive Plan of the Company effective 1 January 2000. (Filed as
                        Exhibit 10.2 to the Company's Form 10-Q Report for the period ending 31 March 2000.)*

         10.3(a) Excerpt from resolutions amending the 1997 Annual Incentive Plan of the Company, effective 20 September 2000.

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

         10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

         10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

         10.4(d) Resolutions delegating certain authority to amend the Supplementary Pension Plan of the Company, effective January 26, 2000.

         10.4(e) Resolutions approving amendments to the Supplementary Pension Plan of the Company, effective
                        September 20, 2000.

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

         10.5(b) Resolutions approving amendments to the Supplementary Savings Plan of the Company effective 1 January 2000. (Filed as Exhibit 10.2 to the Company's Form 10-Q Report for the period ending 31 March 2000.)*

         10.6 Amended and Restated Deferred Compensation Plan for Directors of the Company, effective May 19, 1998. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

         10.6(a) Resolutions approving amendments to the Compensation Program For Directors of the Company effective
                        1 April 2000.

         10.7 Stock Option Plan for Directors of the Company, effective January 27, 1994, as amended October 21, 1999. (Filed as Exhibit 10.7 to the Company's
                        Form 10-K Report for the fiscal year ended
                        September 30, 1999.)*

         10.8 Letter dated July 1, 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

         10.9 Letter dated July 7, 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

         10.10 Letter dated July 1, 1997 concerning pension for an executive officer. (Filed as Exhibit 10.10 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.11 Air Products and Chemicals, Inc. Severance Plan effective March 15, 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

         10.12 Air Products and Chemicals, Inc. Change of Control Severance Plan effective March 15, 1990. (Filed as
                        Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1992.)*

         10.13 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of August 1, 1999. (Filed as Exhibit 10.13 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.13(a) Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted January 1, 2000.

         10.14 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of August 1, 1999. (Filed as
                        Exhibit 10.14 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.14(a) Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted January 1, 2000.

         10.15 Form of Split Employment Contracts for an executive officer with the Company dated November 6, 1999 and with an affiliate of the Company dated June 4, 1996, and amended by letter dated November 6, 1999. (Filed as Exhibit 10.15 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.16 Form of Severance Agreements which the Company has with each of its U.S. Executive Officers and European Executive Officer. (Filed as Exhibit 10.16 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.17 Resolutions authorizing modifications to the Supplementary Pension Plan and Supplementary Savings Plan of the Company, effective 15 September 1999.

         (11)           Earnings per share.

         (12)           Computation of Ratios of Earnings to Fixed Charges.

         (13) 2000 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 2000, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

         (21)           Subsidiaries of the registrant.

         (24)           Power of Attorney.

         (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

     Current Reports on Form 8-K dated July 20, 2000, and July 25, 2000, were filed in which Item 5 of such Form was reported.


-------------------------------
*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2000

                                   AIR PRODUCTS AND CHEMICALS, INC.
                                           (Registrant)


                                   By:    /s/ Leo J. Daley
                                       ----------------------------------------
                                         Leo J. Daley, Vice President-Finance
                                         and Controller Principal Financial and
                                         Accounting Officer


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


                 Signature                            Title                                         Date
                 ---------                            -----                                         ----


   /s/ John P. Jones III                          Director, Chairman, President, and Chief    December 18, 2000
--------------------------------------------      Executive Officer
             (John P. Jones III)                 (Principal Executive Officer)


                      *                           Director and Corporate Executive Vice       December 18, 2000
--------------------------------------------      President
            (Joseph J. Kaminski)


                      *                           Director                                    December 18, 2000
--------------------------------------------
              (Mario L. Baeza)


                      *                           Director                                    December 18, 2000
--------------------------------------------
              (Tom H. Barrett)


                      *                           Director                                    December 18, 2000
--------------------------------------------
               (L. Paul Bremer III)


                      *                           Director                                    December 18, 2000
--------------------------------------------
               (Robert Cizik)


                      *                           Director                                    December 18, 2000
--------------------------------------------
            (Ursula F. Fairbairn)


                      *                           Director                                    December 18, 2000
--------------------------------------------
           (Edward E. Hagenlocker)


                      Signature                    Title                                            Date
                      ---------                    -----                                            ----


                      *                           Director                                   December 18, 2000
-----------------------------------------
             (James F. Hardymon)


                      *                           Director                                   December 18, 2000
-----------------------------------------
            (Terry R. Lautenbach)


                      *                           Director                                   December 18, 2000
-----------------------------------------
            (Ruud F. M. Lubbers)


                      *                           Director                                   December 18, 2000
-----------------------------------------
             (Charles H. Noski)


                      *                           Director                                   December 18, 2000
-----------------------------------------
            (Lawrason D. Thomas)


 *W. Douglas Brown, Vice President, General Counsel, and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.




                                                /s/ W. Douglas Brown
                                         ---------------------------------
                                                 W. Douglas Brown
                                                 Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To: Air Products and Chemicals, Inc.

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated
27 October 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania
27 October 2000



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Air Products and Chemicals, Inc.

         As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-33851, 333-02461, 33-2068, 33-57023,
33-65117, 333-21145, 333-45239, 333-18955, 333-21147, 333-60147, 333-71405,
333-73105, 333-95317, 333-31578, and 333-90773).





                                              ARTHUR ANDERSEN LLP




Philadelphia, Pennsylvania
15 December 2000


                                                                                                      SCHEDULE VIII
                                                                                                       CONSOLIDATED
                                    AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                     SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                                  For the Years Ended 30 September 2000, 1999, and 1998

            Classification                                                             Other Changes
                                                            Additions                Increase (Decrease)
                                                     -------------------------  -----------------------------
                                        Balance at   Charged       Charged      Cumulative                       Balance
                                        Beginning        to        to other     Translation                      at End of
                                        of period    Expense       Accounts     Adjustment       Other[1]        Period
---------------------------------------------------------------------------------------------------------------------------
                                                             (in millions of dollars)
Year Ended 30 September 2000
  Provision for global cost reduction
  Employee Termination Benefits/
  Other People-Related Costs                 $ 14         $ 48          $ 0            $ 0        $ (38)         $ 24

Year Ended 30 September 1999
  Provision for global cost reduction
  Employee Termination Benefits/
  Other People Related Costs                  $ 0         $ 34          $ 0            $ 0        $ (20)         $ 14

Year Ended 30 September 1998
  Provision for global cost reduction
  Employee Termination Benefits/
  Other People Related Costs                  $ 0          $ 0          $ 0            $ 0          $ 0           $ 0

Notes:
[1] Charges to the accrual for
    termination payments.

Year Ended 30 September 2000
  Allowance for doubtful accounts            $ 12          $ 8          $ 2[2]        $ (1)       $ (8)[3]       $ 13


Year Ended 30 September 1999
  Allowance for doubtful accounts            $ 17          $ 6          $ 1[2]        $ (1)       $ (11)[3]      $ 12


Year Ended 30 September 1998
  Allowance for doubtful accounts            $ 20          $ 6          $ 3[2]        $  0        $ (12)[3]      $ 17

Notes:
[2] Includes collections on accounts previously written off and additions applicable to businesses acquired.

[3]  Primarily includes write-offs of uncollectible accounts.