Form 10-Q
period 2000-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2001-02-13
CIK 2969

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended 31 December 2000
                                    -----------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---  --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at 9 February 2001
     --------------------------          -----------------------------------
     Common Stock, $1 par value                     229,079,641

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX
                                                                      Page No.
Part I.  Financial Information

    Consolidated Balance Sheets -
       31 December 2000 and 30 September 2000 ..........................   4

    Consolidated Income -
       Three Months Ended 31 December 2000 and 1999 ....................   5

    Consolidated Statement of Comprehensive Income
       Three Months Ended 31 December 2000 and 1999 ....................   6

    Consolidated Cash Flows -
       Three Months Ended 31 December 2000 and 1999 ....................   7

    Summary by Business Segments -
       Three Months Ended 31 December 2000 and 1999.....................   8

    Summary by Geographic Regions -
       Three Months Ended 31 December 2000 and 1999.....................  10

    Notes to Consolidated Financial Statements .........................  11

    Management's Discussion and Analysis ...............................  15

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ..........................  18

    Signatures .........................................................  19

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars)
---------------------------------------------------------------------------------------------------------------------
                                                                           31 December 2000    30 September 2000
ASSETS                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                              $   85.3        $    94.1
Trade receivables, less allowances for doubtful accounts                          1,058.3            982.7
Inventories                                                                         401.5            388.8
Contracts in progress, less progress billings                                       101.1             93.4
Other current assets                                                                186.5            246.0
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              1,832.7          1,805.0
---------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY                                 491.0            466.6
 AFFILIATES
PLANT AND EQUIPMENT, at cost                                                     10,470.8         10,310.9
Less - Accumulated depreciation                                                   5,219.4          5,054.2
---------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                          5,251.4          5,256.7
---------------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER NONCURRENT ASSETS                                                726.2            742.2
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $8,301.3         $8,270.5
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                                        $  581.4         $  578.4
Accrued liabilities                                                                 341.3            357.2
Accrued income taxes                                                                 54.2             10.0
Short-term borrowings                                                               137.8            249.7
Current portion of long-term debt                                                   170.7            179.5
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         1,285.4          1,374.8
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                    2,655.3          2,615.8
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                      569.0            561.3
DEFERRED INCOME TAXES                                                               765.2            781.8
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 5,274.9          5,333.7
---------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                           117.5            115.5
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued fiscal 2001 and 2000-249,455,584       249.4            249.4
 shares)
Capital in excess of par value                                                      344.3            342.2
Retained earnings                                                                 3,762.7          3,667.9
Unrealized gain on investments                                                       14.9             15.7
Minimum pension liability adjustments                                                (2.7)            (2.7)
Cumulative translation adjustments                                                 (438.4)          (420.8)
Net gains on cash flow hedges                                                         1.4             --
Treasury Stock, at cost (fiscal 2001 and 2000-20,150,393 shares)                   (681.6)          (681.6)
Shares in trust (fiscal 2001-14,744,254 shares; fiscal 2000-15,086,482 shares)     (341.1)          (348.8)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        2,908.9          2,821.3
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $8,301.3         $8,270.5
=====================================================================================================================

The accompanying notes are an integral part of these statements.

           AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
---------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                             31 December
                                                                      2000               1999
---------------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                                                $1,441.3          $1,264.4
Other income, net                                                        13.3               6.8
---------------------------------------------------------------------------------------------------------
                                                                      1,454.6           1,271.2
---------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                                         1,025.1             877.1
Selling and administrative                                              173.5             167.8
Research and development                                                 28.5              30.1
---------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        227.5             196.2
Income from equity affiliates, net of related expenses                   20.9              20.3
Loss on currency hedges related to BOC transaction and                   --               113.2
 expenses
Interest expense                                                         48.4              41.3
---------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                               200.0              62.0
Income taxes                                                             61.7               9.1
Minority interest (a)                                                     2.7               2.3
---------------------------------------------------------------------------------------------------------
NET INCOME                                                             $135.6             $50.6
=========================================================================================================
BASIC EARNINGS PER COMMON SHARE                                           $.63              $.24
---------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                         $.62              $.23
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                214.4             213.2
 (in millions)
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND                                    217.9             215.5
 COMMON EQUIVALENT SHARES (in millions)(b)
---------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE - Cash                                 $.19              $.18
---------------------------------------------------------------------------------------------------------

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                     31 December
                                                                              2000                1999
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $135.6             $50.6
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax

---------------------------------------------------------------------------------------------------------------
Unrealized holding (losses) on investments arising during the                    (.8)             (4.0)
  period
---------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustments:
 Consolidated subsidiaries and joint ventures                                   25.4             (61.5)
 Cumulative effect of a change in accounting for hedges of net                  (1.7)             --
  investments in foreign entities
 Transaction gains (losses) resulting from hedges of net                       (41.3)             16.7
  investments in foreign entities
---------------------------------------------------------------------------------------------------------------
Total foreign currency translation adjustments                                 (17.6)            (44.8)
---------------------------------------------------------------------------------------------------------------

Cash flow hedges:
 Cumulative effect of a change in accounting for cash flow                       (.8)             --
  hedges
 Net gains arising during the period                                             2.5              --
 Reclassification adjustment for (losses) reclassified into                      (.3)             --
  income
---------------------------------------------------------------------------------------------------------------
Net gains on cash flow hedges                                                    1.4              --
---------------------------------------------------------------------------------------------------------------

TOTAL OTHER COMPREHENSIVE (LOSS)                                               (17.0)            (48.8)
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                          $118.6             $ 1.8
===============================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                    31 December
                                                                               2000             1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                   $135.6            $50.6
 Adjustments to reconcile income to cash provided
  by operating activities:
  Depreciation                                                                 148.4            131.7
  Deferred income taxes                                                         (4.8)             3.2
  Loss on BOC transaction                                                       --              109.3
  Undistributed (earnings) of unconsolidated affiliates                         (4.9)           (13.2)
  (Gain) on sale of assets and investments                                      (1.3)            (4.4)
  Other                                                                         15.7            (10.2)
 Working capital changes that provided (used) cash, net of effects of acquisitions:
  Trade receivables                                                            (69.8)           (27.9)
  Inventories and contracts in progress                                        (18.1)           (20.5)
  Payables, trade and other                                                     (1.3)            43.8
  Other                                                                         84.4            (13.6)
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          283.9            248.8
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                         (138.0)          (194.4)
 Acquisitions, less cash acquired (b)                                           --             (162.7)
 Investment in and advances to unconsolidated affiliates                       (16.9)           (16.0)
 Proceeds from sale of assets and investments                                   18.6             16.1
 Other                                                                          12.1            (13.7)
--------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                            (124.2)          (370.7)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                         3.9              4.2
 Payments on long-term debt                                                    (26.0)          (161.6)
 Net (decrease) increase in commercial paper and other short-term             (103.9)           335.3
  borrowings
 Dividends paid to shareholders                                                (40.7)           (38.4)
 Other                                                                           5.1               .3
--------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                              (161.6)           139.8
--------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                                        (6.9)            --
--------------------------------------------------------------------------------------------------------
 (Decrease) Increase in Cash and Cash Items                                     (8.8)            17.9
 Cash and Cash Items - Beginning of Year                                        94.1             61.6
--------------------------------------------------------------------------------------------------------
 Cash and Cash Items - End of Period                                           $85.3            $79.5
========================================================================================================

(a) Excludes capital lease additions of $8.5 million and $7.5 million in fiscal 2001 and 2000, respectively.

(b) Excludes $24.2 million of long-term debt assumed in acquisitions in fiscal 2000.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)

Business segment information is shown below:

(Millions of dollars)
---------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                              31 December
                                                                       2000               1999
---------------------------------------------------------------------------------------------------------
Revenues from external customers
 Gases                                                                $992.2              $780.6
 Equipment                                                              55.8                50.6
 Chemicals                                                             393.3               433.2
---------------------------------------------------------------------------------------------------------
 Segment Totals                                                      1,441.3             1,264.4
---------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                $1,441.3            $1,264.4
---------------------------------------------------------------------------------------------------------

Operating income
 Gases                                                                $191.4              $153.3
 Equipment                                                               1.1                 1.2
 Chemicals                                                              37.0                51.6
---------------------------------------------------------------------------------------------------------
 Segment Totals                                                        229.5               206.1
---------------------------------------------------------------------------------------------------------
 Corporate research and development and other (expense)                 (2.0)               (9.9)
--------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                  $227.5              $196.2
---------------------------------------------------------------------------------------------------------

Equity affiliates' income
 Gases                                                                 $18.7               $16.4
 Equipment                                                                .7                  .3
 Chemicals                                                               1.5                 3.6
---------------------------------------------------------------------------------------------------------
 Segment Totals                                                         20.9                20.3
---------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                   $20.9               $20.3
---------------------------------------------------------------------------------------------------------

Total assets
 Gases                                                              $6,409.8            $6,203.8
 Equipment                                                             233.0               252.7
 Chemicals                                                           1,537.6             1,689.5
---------------------------------------------------------------------------------------------------------
 Segment Totals                                                      8,180.4             8,146.0
---------------------------------------------------------------------------------------------------------
 Corporate assets                                                      120.9               368.9
---------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                $8,301.3            $8,514.9
---------------------------------------------------------------------------------------------------------

Operating Return On Net Assets (ORONA)(a)
 Gases                                                                  12.6%               10.5%
 Equipment                                                               7.2%                4.9%
 Chemicals                                                              11.8%               12.5%
---------------------------------------------------------------------------------------------------------
 Segment Totals                                                         12.3%               10.8%
---------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                    11.5%               10.0%
---------------------------------------------------------------------------------------------------------

(a) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income (excluding special items) divided by the rolling five quarter average of total assets less investments in equity affiliates.

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:

(Millions of dollars)
---------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                             31 December
                                                                       2000               1999
---------------------------------------------------------------------------------------------------------
 Total segment operating income                                        $229.5             $206.1
 Corporate research and development and other                            (2.0)              (9.9)
  (expense)
--------------------------------------------------------------------------------------------------------
Consolidated operating income                                           227.5              196.2
--------------------------------------------------------------------------------------------------------
Segment equity affiliates' income                                        20.9               20.3
Loss on currency hedges related to BOC transaction and                   --                113.2
 expenses
Interest expense                                                         48.4               41.3
--------------------------------------------------------------------------------------------------------
Consolidated income before taxes and minority interest                 $200.0              $62.0
========================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
-----------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         31 December
                                                                  2000                1999
-----------------------------------------------------------------------------------------------------
Revenues from external customers
 United States                                                    $969.8             $839.2
-----------------------------------------------------------------------------------------------------
 United Kingdom                                                    102.8              121.1
 Spain                                                              69.8               76.8
 Other Europe                                                      141.2              140.8
-----------------------------------------------------------------------------------------------------
 Total Europe                                                      313.8              338.7
-----------------------------------------------------------------------------------------------------
 Canada/Latin America                                               65.9               58.4
 Asia                                                               91.7               28.0
 All Other                                                            .1                 .1
-----------------------------------------------------------------------------------------------------
Total                                                           $1,441.3           $1,264.4
-----------------------------------------------------------------------------------------------------


Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, the Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)
--------------------------------------------------------------------------------------
                                                       Three Months Ended
                                                          31 December
                                                    2000              1999
--------------------------------------------------------------------------------------

Numerator for basic EPS
and diluted EPS-net income                        $135.6              $50.6

Denominator for basic EPS
-weighted average shares                           214.4              213.2

Effect of dilutive securities:
 Employee stock options                              2.8                1.6
 Other award plans                                    .7                 .7
--------------------------------------------------------------------------------------
                                                     3.5                2.3

Denominator for diluted EPS
-weighted average shares and
assumed conversions                                217.9              215.5
--------------------------------------------------------------------------------------

Basic EPS                                           $.63               $.24
--------------------------------------------------------------------------------------

Diluted EPS                                         $.62               $.23
--------------------------------------------------------------------------------------

Options on 5.8 million and 6.6 million shares of common stock were not included in computing diluted EPS for the first quarter of fiscal 2001 and 2000, respectively because their effects were antidilutive.

In July 1999, the company, The BOC Group plc (BOC) and L'Air Liquide S.A. (Air Liquide) of France announced that they had agreed to the terms of a recommended offer for the share capital of BOC. In May 2000, the company and Air Liquide announced that the Federal Trade Commission had indicated it would not approve the offer by 12 May 2000, the date on which the period for satisfying the preconditions to the offer would expire, and the offer was not extended beyond 12 May 2000. As a result, certain costs and financing fees that had been deferred were expensed in the third quarter of fiscal 2000.

The results for the three months ended 31 December 1999 include a charge of $113.2 million ($70.6 million after-tax, or $.33 per share) for costs related to the BOC transaction. Of this amount, $109.3 million ($68.2 million after-tax, or $.32 per share) of accounting charges were recorded on purchased currency option and forward exchange contracts entered into to hedge the currency exposure of the transaction.

Income from equity affiliates, net of related expenses, contributed $.09 per share to diluted earnings per share for the three months ended 31 December 2000 and 31 December 1999.

The fiscal 2000 cost reduction plan included staff reductions of 450 employees and resulted in a before-tax charge to earnings of $47.9 million. This charge was recognized in the second and third quarters of fiscal 2000. As of 31 December 2000, 291 positions were eliminated with completion of this plan expected by June 2001. Termination related expenses of $31.8 million have been incurred with $16.1 million remaining in accrued liabilities.

Adoption of SFAS Nos. 133 and 138

The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, on 1 October 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

There was no transition adjustment impact on earnings as a result of recognizing all derivatives designated as fair value hedging instruments at fair value. The amount of the transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a net loss of $.8 million. The amount of the transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as a hedge of a net investment in a foreign operation at fair value amounted to a net loss of $1.7 million. The company expects to reclassify as earnings during the next twelve months $.5 million from the transition adjustments that were recorded in accumulated other comprehensive income. The amount of the transition adjustment recorded in earnings as a result of recognizing all derivatives not designated as a hedge at fair value was a loss of $.3 million. Due to the immateriality of this amount, this transition adjustment is included as a component of other income.

Accounting for Derivative Instruments and Hedging Activities

The company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in the cumulative translation adjustments account. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the company will discontinue hedge accounting prospectively.

Derivative Instruments and Hedging Activities

Currency Risk Management

The company does business in many foreign countries, therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. These items are denominated in various foreign currencies.

It is the policy of the company to minimize its cash flow exposure to adverse changes in currency and exchange rates. This is accomplished by identifying and evaluating the risk that the company's cash flows will decline in value due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The company's objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

The company enters into a variety of foreign exchange contracts, including forward, option combination, and purchased option contracts, to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date.

The company enters into forward exchange and option combination contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which the company has a net equity position. The company is also party to purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate at a specified period of time. Purchased option contracts are used to hedge firm commitments and certain highly anticipated cash flows, including export sales transactions. The company also uses foreign currency denominated debt to hedge certain net investments in foreign operations.

Certain forward exchange contracts entered into by the company are not designated as hedging instruments. Contacts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. Other forward exchange contracts may be entered into to economically hedge foreign currency exposures which are not designated as hedging instruments due to the immaterial amount of the underlying hedged exposures. Changes in the fair value of these contracts are also recorded in earnings.

Debt Portfolio Management

It is the policy of the company to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the company to preserve the company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters.

The company enters into interest rate swap agreements to change the fixed/ variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the company's debt portfolio. Accordingly, the company currently has one outstanding agreement to effectively convert fixed rate-debt to variable-rate debt, which is principally indexed to LIBOR.

The company is also party to interest rate and currency swap contracts. These contracts entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. The contracts are used to hedge intercompany and third party borrowing transactions.

Fair Value Hedges

For the three months ended 31 December 2000, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges. Also, there was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

Sales for the three months ended 31 December 2000, includes $.9 million of net losses related to the volatility value component of purchased foreign currency options used to hedge certain highly anticipated export sales transactions. Other income for the three months ended 31 December 2000, includes $.3 million of net losses related to the volatility value component of purchased foreign currency options used to hedge intercompany royalty income. The volatility value component of these cash flow hedges are excluded from the assessment of hedge effectiveness. There was no other hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings.

Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the hedged export sale occurs. It is expected that $.8 million of net gains in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

As of 31 December 2000, the maximum length of time over which the company is hedging its exposure to the variability in future cash flows for forecasted transactions is nine months.

Hedges of Net Investments in Foreign Operations

For the three months ended 31 December 2000, $41.3 million of net losses related to hedges of net investments in foreign operations were included in the cumulative translation adjustments account.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

             FIRST QUARTER FISCAL 2001 VS. FIRST QUARTER FISCAL 2000
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales in the first quarter of fiscal 2001 of $1,441.3 million were up 14%, or $176.9 million, compared with the same quarter in the prior year. Operating income was $227.5 million, up $31.3 million, or 16%. Profits of equity affiliates were $20.9 million compared with $20.3 million in the prior year. Net income was $135.6 million, or $.62 diluted earnings per share, compared to net income of $50.6 million, or $.23 diluted earnings per share in the year-ago quarter. Last year's results included an after-tax charge of $70.6 million, or $.33 per share, for the BOC transaction. This amount consisted principally of accounting charges recorded on purchased option and forward exchange contracts entered into to hedge the currency exposure of the transaction. Excluding this special item, net income of the first quarter of fiscal 2000 was $121.2 million, or diluted earnings per share of $.56. Net income for the first quarter of fiscal 2001 increased 12% compared to net income, excluding special items, of the comparable period last year.

Gases - Sales increased 27% to $992.2 million in the first quarter of fiscal 2001 principally due to broad-based volume gains in key markets including chemical and processing industries (CPI), electronics, and Asia. Unfavorable currency impacts reduced sales growth by 5%, while the consolidation of Korea Industrial Gases (KIG) contributed 5% to sales growth as a result of the purchase of the remaining 51.1% of the former equity affiliate in December 1999. Natural gas cost pass-through added 7% to sales.

Electronics volume growth continued with strong demand for specialty gases such as nitrogen trifluoride, tungsten hexafluoride, the Solkatronic-Brand products and the Schumacher specialty chemicals. Demand in this business remains strong globally. Expected additions to production capacity in key specialty products, particularly nitrogen trifluoride, are important to sustained growth. CPI tonnage volume grew 6% globally, primarily due to increased hydrogen/carbon monoxide (HYCO) demand and new facilities. Liquid bulk volume increased only 1% in North America, reflecting softening demand, particularly in the steel end market. Average liquid oxygen/liquid nitrogen (LOX/LIN) prices increased 7% as a result of pricing and surcharge initiatives. The surcharge somewhat lags the recovery of increased fuel and energy cost increases. Cylinder volume declined 3%, primarily due to divestitures.

In spite of the strong U.S. dollar, European business continued to improve. Overall liquid bulk volume increased 4%. Southern Europe achieved solid volume growth. The European LOX/LIN price index was up 1% from the prior year, reflecting pricing and the Service Plus program initiatives. Cylinder volume declined 1% overall, primarily related to industrial gas cylinders in the United Kingdom. However, specialty gas cylinder volumes remained strong.

Asian results improved significantly because of the KIG consolidation. The Asian liquid bulk volume index increased 25%, mainly due to strong growth in China.

Higher volumes, particularly in CPI, electronics, Europe and Asia drove the 25% increase in operating income. Unfavorable currency and exchange related effects reduced operating income growth about 6%, offsetting the favorable impact of the KIG consolidation. The gases segment operating margin was 19.3%, down .3% from the

19.6% reported in the prior year. The impact of natural gas cost pass-through contributed more to revenues than to operating income and therefore, depressed the operating margin.

Gases equity affiliates' income of $18.7 million, was up $2.3 million over the prior year. Asian results include increased liquid bulk volume and higher specialty gases sales, helping to offset the impact of consolidation of the former KIG affiliate.

Equipment - Sales of $55.8 million were up modestly over the $50.6 million reported in the prior year. Operating income was essentially unchanged. The sales backlog for the equipment segment at 31 December 2000 was $131 million. This compares to $144 million at 31 December 1999 and $149 million at 30 September 2000.

Chemicals - Sales in the first quarter of fiscal 2001 were $393.3 million compared to $433.2 million in the prior year, down 9%. Operating income declined $14.6 million to $37.0 million, or 28%. Unfavorable currency impacts reduced sales growth about 2%. Excluding the impact of the polyvinyl alcohol divestiture concluded in September 2000, sales were essentially unchanged and overall volume declined 1%.

Performance chemicals experienced a 4% volume decline as emulsions volumes declined in response to price increases implemented to recover cost increases. Epoxy additives growth continued. Softness in some end markets, such as automotive, negatively impacted volumes in both specialty and polyurethane additives. Chemical intermediates had an overall 1% volume growth. Polyurethane intermediates maintained strong growth, while amines volumes declined due to prices increases.

Operating income declined substantially due to continued raw material and energy cost pressures as well as unfavorable currency and exchange related effects. The operating margin of 9.4% declined from 11.9% reported in the prior year. Productivity gains and price increases did not offset the impact of the dramatic increase in energy costs and continued raw material cost increases. Aggressive price increases continue, but lag the raw material and energy cost growth.

INTEREST

Interest expense of $48.4 million increased $7.1 million, or 17% over the prior year. The increase primarily resulted from lower capitalized interest.

INCOME TAXES

The effective tax rate for the first quarter of fiscal 2001 was 31.3%, after minority interest of $2.7 million. The comparable rate in the prior year, excluding the tax impact of the BOC special item, was 29.9%. The 1.4% increase was due to lower after-tax equity affiliates' income and tax credits and adjustments in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first three months of fiscal 2001 totaled $163.4 million compared to $404.8 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $194.4 million during the first three months of fiscal 2000 to $138.0 million during the current period. Investments in unconsolidated affiliates were $16.9 million during the first three months of fiscal 2001 versus $16.0 million last year. There were no expenditures for acquisitions during the current period compared to expenditures of $162.7 million during the first three months of fiscal 2000. The prior year amount included the acquisition of the remaining 51.1 percent of the shares in KIG, the largest industrial gas company in Korea. Capital expenditures are expected to be approximately $900.0 million in fiscal 2001. It is anticipated these expenditures will be funded with cash from operations.

Total debt at 31 December 2000 and 30 September 2000, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 49% and 51%, respectively. Total debt decreased from $3,045.0 million at 30 September 2000 to $2,963.8 million at 31 December 2000.

There was $20.1 million of commercial paper outstanding at 31 December 2000. The company's total revolving credit commitments amounted to $600.0 million at 31 December 2000. During fiscal 2000, the company had an additional $500.0 million revolving credit commitment which matured in October 2000. No borrowings were outstanding under these commitments. Additional commitments totaling $79.6 million are maintained by the company's foreign subsidiaries, of which $17.3 million was utilized at 31 December 2000.

The estimated fair value of the company's long-term debt, including current portion, as of 31 December 2000 is $2,941.9 million compared to a book value of $2,826.0 million.

On 25 January 2001, the company announced its intention to reactivate its share repurchase program. Based on its current outlook, the company expects to purchase between $100 million and $150 million of the company's shares during fiscal 2001.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand for the goods and services of Air Products; competitive factors in the industries in which it competes; whether prices of natural gas and other raw materials fall in the second half of fiscal 2001; the ability to recover increased energy and raw material costs from customers; the availability of utilities, particularly in California, to provide electrical power; changes in government regulations; success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K.

         (a)(12)     Computation of Ratios of Earnings to Fixed Charges.


         (b)         Current Reports on Form 8-K dated 19 October 2000,
                     23 October 2000 and 16 November 2000, in which Item 5 of such form was reported and 6 November 2000, 22 November 2000 and 5 December 2000, in which Item 9 of such form was reported were filed by the Registrant during the quarter ended 31 December 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Air Products and Chemicals, Inc.
                                   --------------------------------
                                           (Registrant)



Dated: 13 February 2001        By:          /s/ Leo J. Daley
                                 ----------------------------------------
                                             Leo J. Daley
                                  Vice President - Finance and Controller
                                        (Chief Financial Officer)

                                                            Exhibit (a)(12)

               AIR PRODUCTS AND CHEMICALS, INC., AND SUBSIDIARIES
               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)

                                                                                                                           Three
                                                                                                                           Months
                                                                                                                           Ended
                                                                          Year Ended 30 September                          31 Dec
                                                     ------------------------------------------------------------------   ---------
                                                        1996          1997          1998          1999          2000        2000
                                                     ----------    ----------    ----------    ----------    ----------   ---------
Earnings:

Income before extraordinary item and
 the cumulative effect of accounting
 changes:                                              $416.4        $429.3        $546.8        $450.5        $124.2       $135.6


Add (deduct):
 Provision for income taxes                             195.5         203.4         280.9         209.5          (7.5)        63.4

Fixed charges, excluding capitalized
 interest
                                                        184.0         233.0         202.8         194.4         232.6         55.6
 Capitalized interest amortized during
 the period                                               9.4           8.3           7.4           6.1           6.6          1.9

 Undistributed earnings of less-than-
  fifty-percent-owned affiliates                        (40.6)        (31.1)        (25.3)        (44.5)        (32.1)        (2.3)
                                                      --------     ---------    ----------      --------     ---------    ---------
  Earnings, as adjusted                                $764.7        $842.9      $1,012.6        $816.0        $323.8       $254.2
                                                      ========     =========    ==========      ========     =========    =========

Fixed Charges:

Interest on indebtedness, including
 capital lease obligations                             $171.7        $217.8        $186.7        $175.4        $210.3        $51.2

Capitalized interest                                      20.0         20.9          18.4          24.7          19.7          4.5

Amortization of debt discount premium
 and expense                                               1.5          1.8           1.9           1.3           3.1          (.2)

Portion of rents under operating leases
 representative of the interest factor                    10.8         13.4          14.2          17.7          19.3          4.6
                                                      ---------    ---------    ----------      --------      --------    ---------

  Fixed charges                                         $204.0       $253.9        $221.2        $219.1        $252.4        $60.1
                                                      =========    =========    ==========      ========      ========    =========
Ratio of Earnings to Fixed Charges:                        3.7          3.3           4.6           3.7           1.3          4.2
                                                      =========    =========    ==========      ========      ========    =========