Form 10-Q
period 2001-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2001-05-11
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended 31 March 2001
                                    -------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 8 May 2001
             ----------------             ---------------------------
        Common Stock, $1 par value               227,942,740

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX
                                                                       Page No.
                                                                       --------
Part I.  Financial Information

 Consolidated Balance Sheets -
  31 March 2001 and 30 September 2000 ................................    4

 Consolidated Income -
  Three Months and Six Months Ended 31 March 2001 and 2000 ...........    5

 Consolidated Statement of Comprehensive Income -
  Three Months and Six Months Ended 31 March 2001 and 2000 ...........    6

 Consolidated Cash Flows -
  Six Months Ended 31 March 2001 and 2000 ............................    7

 Summary by Business Segments -
  Three Months and Six Months Ended 31 March 2001 and 2000 ...........    8

 Summary by Geographic Regions -
  Three Months and Six Months Ended 31 March 2001 and 2000 ...........   11

 Notes to Consolidated Financial Statements ..........................   12

 Management's Discussion and Analysis ................................   14

Part II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders.........   21

 Item 6.  Exhibits and Reports on Form 8-K ...........................   22


 Signatures ..........................................................   23


REMARKS:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "company" or "registrant") included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

Results of operations for any three month or six month period are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


(Millions of dollars)
--------------------------------------------------------------------------------------------------------------
                                                                    31 March 2001       30 September 2000
ASSETS                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                    $   100.6          $    94.1
Trade receivables, less allowances for                                   1,049.8              982.7
 doubtful accounts
Inventories                                                                405.7              388.8
Contracts in progress, less progress billings                              108.5               93.4
Other current assets                                                       240.3              246.0
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     1,904.9            1,805.0
--------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO                               493.8              466.6
 EQUITY AFFILIATES
PLANT AND EQUIPMENT, at cost                                            10,451.6           10,310.9
Less - Accumulated depreciation                                          5,274.9            5,054.2
--------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                 5,176.7            5,256.7
--------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER NONCURRENT ASSETS                                       709.1              742.2
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $8,284.5           $8,270.5
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                               $  577.0           $  578.4
Accrued liabilities                                                        336.6              357.2
Accrued income taxes                                                        17.1               10.0
Short-term borrowings                                                      209.1              249.7
Current portion of long-term debt                                          302.0              179.5
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                1,441.8            1,374.8
--------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                           2,515.6            2,615.8
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                             534.3              561.3
DEFERRED INCOME TAXES                                                      785.6              781.8
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        5,277.3            5,333.7
--------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                  117.4              115.5
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued fiscal 2001                   249.4              249.4
  and 2000-249,455,584 shares)
Capital in excess of par value                                             360.5              342.2
Retained earnings                                                        3,816.7            3,667.9
Unrealized gain on investments                                              15.4               15.7
Minimum pension liability adjustments                                       (2.7)              (2.7)
Cumulative translation adjustments                                        (498.1)            (420.8)
Net gains on cash flow hedges                                                1.3               --
Treasury Stock, at cost (fiscal 2001-21,419,844 shares;                   (731.4)            (681.6)
  2000-20,150,393 shares)
Shares in trust (fiscal 2001-13,850,516 shares;                           (321.3)            (348.8)
 fiscal 2000-15,086,482 shares)
--------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               2,889.8            2,821.3
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $8,284.5           $8,270.5
==============================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)



(Millions of dollars, except per share)
----------------------------------------------------------------------------------------------------------
                                                     Three Months Ended           Six Months Ended
                                                          31 March                    31 March
                                                   2001           2000            2001         2000
----------------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                           $1,498.3        $1,347.2       $2,939.6      $2,611.6
Other income (expense), net                         (9.0)            7.1            4.3          13.9
----------------------------------------------------------------------------------------------------------
                                                 1,489.3         1,354.3        2,943.9       2,625.5
----------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                    1,104.8           925.6        2,129.9       1,802.7
Selling and administrative                         189.5           179.9          363.0         347.7
Research and development                            30.8            29.9           59.3          60.0
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                   164.2           218.9          391.7         415.1
Income from equity affiliates, net of               16.9            21.3           37.8          41.6
 related expenses
Loss on currency hedges related to                    --           134.7             --         247.9
 BOC transaction and expenses
Interest expense                                    50.3            46.8           98.7          88.1
----------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND                            130.8            58.7          330.8         120.7
  MINORITY INTEREST
Income taxes                                        36.6             8.3           98.3          17.4
Minority interest (a)                                (.4)            2.8            2.3           5.1
----------------------------------------------------------------------------------------------------------
NET INCOME                                         $94.6           $47.6         $230.2         $98.2
==========================================================================================================
BASIC EARNINGS PER COMMON                           $.44            $.22          $1.07          $.46
 SHARE
----------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER                                $.43            $.22          $1.05          $.46
 COMMON SHARE
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER                            214.5           213.3          214.4         213.2
 OF COMMON SHARES (in
 millions)
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER                            218.9           215.4          218.4         215.5
 OF COMMON AND COMMON
 EQUIVALENT SHARES (in
 millions) (b)
----------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER                               $.19            $.18           $.38          $.36
 COMMON SHARE - Cash
----------------------------------------------------------------------------------------------------------

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)



(Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended            Six Months Ended
                                                                  31 March                     31 March
                                                            2001            2000         2001             2000
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $94.6             $47.6       $230.2           $98.2
-------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
  (LOSS), net of tax
-------------------------------------------------------------------------------------------------------------------------
  Unrealized holding gains/(losses) on                        .5               1.3          (.3)           (2.7)
   investments arising during the
   period
-------------------------------------------------------------------------------------------------------------------------

  Foreign currency translation
   adjustments:
  Consolidated subsidiaries and                            (93.9)            (34.9)       (68.5)         (104.0)
   joint ventures
  Cumulative effect of a change in                            --                --         (1.7)             --
   accounting for hedges of net
   investments in foreign entities
  Transaction gains (losses) resulting                      34.2              16.4         (7.1)           40.7
   from hedges of net investments in
   foreign entities
-------------------------------------------------------------------------------------------------------------------------
  Total foreign currency translation                       (59.7)            (18.5)       (77.3)          (63.3)
   adjustments
-------------------------------------------------------------------------------------------------------------------------

  Cash flow hedges:
  Cumulative effect of a change in                            --                --          (.8)             --
   accounting for cash flow hedges
  Net gains arising during the period                        5.6                --          8.1              --
  Reclassification adjustment for                           (5.7)               --         (6.0)             --
   (losses) reclassified into income
-------------------------------------------------------------------------------------------------------------------------
Net gains on cash flow hedges                                (.1)               --          1.3              --
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE (LOSS)                           (59.3)            (17.2)       (76.3)          (66.0)
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                       $35.3             $30.4       $153.9           $32.2
=========================================================================================================================


The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                             31 March
                                                                                  2001                2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                        $230.2               $98.2
Adjustments to reconcile income to cash provided
 by operating activities:
 Depreciation                                                                      291.7               276.3
 Impairment of long-lived assets                                                     6.4                  --
 Deferred income taxes                                                               7.1                12.9
 Loss on BOC transaction                                                              --               201.3
 Undistributed (earnings) of unconsolidated affiliates                             (19.9)              (25.5)
 (Gain) on sale of assets and investments                                            (.6)              (10.9)
 Other                                                                             (14.6)               35.9
Working capital changes that provided (used) cash, net of
 effects of acquisitions:
 Trade receivables                                                                 (82.2)              (41.5)
 Inventories and contracts in progress                                             (37.9)                6.8
 Payables, trade and other                                                           1.6                30.7
 Other                                                                              (1.9)              (82.6)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                              379.9               501.6
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                             (302.3)             (378.6)
 Acquisitions, less cash acquired (b)                                                 --              (168.7)
 Investment in and advances to equity affiliates                                   (26.5)              (16.5)
 Proceeds from sale of assets and investments                                       32.2                30.0
 Other                                                                              23.0               (15.3)
--------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                (273.6)             (549.1)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                            54.4               507.5
 Payments on long-term debt                                                        (21.4)             (369.6)
 Net (decrease) increase in commercial paper and other                             (25.7)               10.5
  short-term borrowings
 Purchase of treasury stock                                                        (50.0)                 --
 Dividends paid to shareholders                                                    (81.5)              (76.8)
 Other                                                                              27.0                 1.8
--------------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                   (97.2)               73.4
--------------------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                                            (2.6)                5.2
--------------------------------------------------------------------------------------------------------------------
 Increase in Cash and Cash Items                                                     6.5                31.1
 Cash and Cash Items - Beginning of Year                                            94.1                61.6
--------------------------------------------------------------------------------------------------------------------
 Cash and Cash Items - End of Period                                              $100.6               $92.7
====================================================================================================================

(a) Excludes capital lease additions of $.5 million and $16.0 million in fiscal 2001 and 2000, respectively.

(b) Excludes $24.2 million of long-term debt assumed in acquisitions in fiscal 2000.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)

Business segment information is shown below:


(Millions of dollars)
-------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                    Six Months Ended
                                                    31 March                            31 March
                                            2001              2000                2001            2000
-------------------------------------------------------------------------------------------------------------
 Revenues from external
  customers
  Gases                                  $1,043.2            $842.1           $2,035.4          $1,622.7
  Equipment                                  64.8              53.8              120.6             104.4
  Chemicals                                 390.3             451.3              783.6             884.5
-------------------------------------------------------------------------------------------------------------
 Segment Totals                           1,498.3           1,347.2            2,939.6           2,611.6
-------------------------------------------------------------------------------------------------------------
 Consolidated Totals                     $1,498.3          $1,347.2           $2,939.6          $2,611.6

-------------------------------------------------------------------------------------------------------------

Operating income
 Gases                                     $156.8            $171.0             $348.2            $324.3
 Equipment                                    3.5               5.6                4.6               6.8
 Chemicals                                   18.5              50.0               55.5             101.6
--------------------------------------------------------------------------------------------------------------
 Segment Totals                             178.8             226.6              408.3             432.7
--------------------------------------------------------------------------------------------------------------
 Corporate research and                     (14.6)             (7.7)             (16.6)            (17.6)
  development and other
  (expense)

 Consolidated Totals                       $164.2            $218.9             $391.7            $415.1
--------------------------------------------------------------------------------------------------------------

Operating income (excluding
 special items)
 Gases                                     $183.1(a)         $164.7(c)          $374.5(a)         $318.0(c)
 Equipment                                    3.5               5.6                4.6               6.8
 Chemicals                                   23.1(b)           58.7(d)            60.1(b)          110.3(d)
--------------------------------------------------------------------------------------------------------------
 Segment Totals                             209.7             229.0              439.2             435.1
--------------------------------------------------------------------------------------------------------------
Corporate research and                       (8.6)(e)          (7.7)             (10.6)(e)         (17.6)
 development and other
 (expense)
--------------------------------------------------------------------------------------------------------------
 Consolidated Totals                       $201.1            $221.3             $428.6            $417.5
--------------------------------------------------------------------------------------------------------------

Equity affiliates' income
 Gases                                      $16.6             $17.8              $35.3             $34.2
 Equipment                                     .2                .5                 .9                .8
 Chemicals                                     --               3.1                1.5               6.7
--------------------------------------------------------------------------------------------------------------
 Segment Totals                              16.8              21.4               37.7              41.7
--------------------------------------------------------------------------------------------------------------
 Other                                         .1               (.1)                .1               (.1)
--------------------------------------------------------------------------------------------------------------
 Consolidated Totals                        $16.9             $21.3              $37.8             $41.6
--------------------------------------------------------------------------------------------------------------


(Millions of dollars)
---------------------------------------------------------------------------------------------

                                                                   31 March
                                                            2001              2000
---------------------------------------------------------------------------------------------
Total assets
 Gases                                                 $6,368.7            $6,243.1
 Equipment                                                232.8               217.2
 Chemicals                                              1,510.8             1,712.7
---------------------------------------------------------------------------------------------
 Segment Totals                                         8,112.3             8,173.0
---------------------------------------------------------------------------------------------
 Corporate assets                                         172.2               397.3
---------------------------------------------------------------------------------------------
 Consolidated Totals                                   $8,284.5            $8,570.3
---------------------------------------------------------------------------------------------

                                                             Twelve Months Ended
                                                                   31 March
                                                             2001             2000
---------------------------------------------------------------------------------------------
Operating Return On Net Assets (ORONA)(f)
 Gases                                                     12.9%               10.8%
 Equipment                                                  6.3%                4.7%
 Chemicals                                                  9.6%               12.8%
---------------------------------------------------------------------------------------------
 Segment Totals                                            12.0%               11.0%
---------------------------------------------------------------------------------------------
 Consolidated Totals                                       11.3%               10.1%
---------------------------------------------------------------------------------------------

(a) The results for the three and six months ended 31 March 2001 exclude a cost reduction charge of $26.3 million.
(b) The results for the three and six months ended 31 March 2001 exclude a cost reduction charge of $4.6 million.
(c) The results for three and six months ended 31 March 2000 exclude a gain on the sale of packaged gas facilities of $6.3 million.
(d) The results for three and six months ended 31 March 2000 exclude a cost reduction charge of $8.7 million.
(e) The results for the three and six months ended 31 March 2001 exclude a litigation settlement charge of $6.0 million.
(f) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income divided by the rolling five quarter average of total assets less investments in equity affiliates. The ORONA calculation excludes all special items impacting operating income.

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:

(Millions of dollars)
--------------------------------------------------------------------------------------------
                                         Three Months Ended         Six Months Ended
                                              31 March                  31 March
                                       2001           2000           2001         2000
--------------------------------------------------------------------------------------------
Total segment operating
 income                              $178.8         $226.6         $408.3        $432.7
Corporate research and                (14.6)          (7.7)         (16.6)        (17.6)
 development and other
 (expense)
--------------------------------------------------------------------------------------------
Consolidated operating income         164.2          218.9          391.7         415.1
--------------------------------------------------------------------------------------------
Equity affiliates' income              16.9           21.3           37.8          41.6
Loss on currency hedges related          --          134.7             --         247.9
 to BOC transaction and
 expenses
Interest expense                       50.3           46.8           98.7          88.1
--------------------------------------------------------------------------------------------
Consolidated income before           $130.8          $58.7         $330.8        $120.7
 taxes and  minority interest
============================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)


(Millions of dollars)
-------------------------------------------------------------------------------------------
                                         Three Months Ended         Six Months Ended
                                              31 March                  31 March
                                       2001           2000           2001         2000
-------------------------------------------------------------------------------------------
Revenues from external
 customers
  United States                    $1,018.8       $879.3         $1,988.6      $1,718.5
-------------------------------------------------------------------------------------------
  United Kingdom                      116.1        124.4            218.9         245.5
  Spain                                78.0         78.9            147.8         155.7
  Other Europe                        152.8        149.1            294.0         289.9
-------------------------------------------------------------------------------------------
 Total Europe                         346.9        352.4            660.7         691.1
-------------------------------------------------------------------------------------------
  Canada/Latin America                 56.4         55.0            122.3         113.4
  Asia                                 76.2         60.4            167.9          88.4
  All Other                              --           .1               .1            .2
-------------------------------------------------------------------------------------------
 Total                             $1,498.3     $1,347.2         $2,939.6      $2,611.6
-------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:



(Millions, except per share)
--------------------------------------------------------------------------------------------------------
                                             Three Months Ended              Six Months Ended
                                                  31 March                        31 March
                                             2001         2000               2001           2000
--------------------------------------------------------------------------------------------------------

Numerator for basic EPS
 and diluted EPS-net income               $94.6        $47.6              $230.2            $98.2

Denominator for basic EPS
 -weighted average shares                 214.5        213.3               214.4            213.2

Effect of diluted securities:
 Employee stock options                     3.4          1.3                 3.1              1.5
 Other award plans                          1.0           .8                  .8               .8
--------------------------------------------------------------------------------------------------------
                                            4.4          2.1                 3.9              2.3

Denominator for diluted EPS
 -weighted average shares and
  assumed conversions                     218.9        215.4               218.4            215.5
========================================================================================================

Basic EPS                                   $.44         $.22               $1.07             $.46
========================================================================================================

Diluted EPS                                 $.43         $.22               $1.05             $.46
========================================================================================================

Options on 5.6 million and 10.2 million shares of common stock were not included in computing diluted EPS for the second quarter of fiscal 2001 and 2000, respectively because their effects were antidilutive.

The results for the three and six months ended 31 March 2001 include a charge of $30.9 million ($20.0 million after-tax, or $.09 per share) for a global cost reduction plan. The plan includes 311 position eliminations, resulting in a charge of $22.4 million for severance and termination benefits. A charge of $8.5 million was recognized for asset impairments and other related restructuring costs. The restructuring charges included in cost of sales, selling and administrative, and other expense were $14.4 million, $9.4 million, and $7.1 million, respectively. The results for the three and six months ended 31 March 2001, also, include a charge of $6.0 million ($3.7 million after-tax, or $.02 per share) related to a litigation settlement.

Income from equity affiliates, net of related expenses and taxes, contributed $.07 and $.09 per share to diluted earnings per share for the three months ended 31 March 2001 and 31 March 2000, respectively. Income from equity affiliates, net of related expenses and taxes, contributed $.16 and $.18 per share to diluted earnings per share for the six months ended 31 March 2001 and 31 March 2000, respectively.

The company, The BOC Group plc (BOC) and L'Air Liquide S.A. (Air Liquide) of France announced in July 1999 that they had agreed to the terms of a recommended offer for the share capital of BOC. In May 2000, the company and Air Liquide announced that the

Federal Trade Commission had indicated it would not approve the offer by 12 May 2000, the date on which the period for satisfying the preconditions to the offer would expire, and the offer was not extended beyond 12 May 2000. As a result, certain costs and financing fees that had been deferred were expensed in the third quarter of fiscal 2000.

The results for the three and six months ended 31 March 2000 include a charge of $134.7 million ($84.1 million after-tax, or $.39 per share) and $247.9 million ($154.7 million after-tax, or $.72 per share), respectively, for costs related to the BOC transaction. These costs consist primarily of charges recorded on purchased option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction.

The results for the three and six months ended 31 March 2000 include a charge of $8.7 million ($5.5 million after-tax, or $.03 per share) for the global cost reduction plan and a gain of $6.3 million ($4.0 million after-tax, or $.02 per share) related to the sale of packaged gas facilities. The restructuring charges included in cost of sales, selling and administrative, and research and development were $3.3 million, $4.4 million, and $1.0 million, respectively.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            SECOND QUARTER FISCAL 2001 VS. SECOND QUARTER FISCAL 2000
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales in the second quarter of fiscal 2001 of $1,498.3 million were up 11%, or $151.1 million compared with the same quarter in the prior year. Operating income of $164.2 million declined $54.7 million or 25%. Income from equity affiliates was $16.9 million compared with $21.3 million in the prior year. Net income was $94.6 million, or $.43 diluted earnings per share, compared to net income of $47.6 million, or $.22 diluted earnings per share, in the year-ago quarter. The results for the three months ended 31 March 2001 included an after-tax charge of $20.0 million, or $.09 per share, for a cost reduction program and an after-tax charge of $3.7 million, or $.02 per share, related to a litigation settlement. The quarter ended 31 March 2000 included an after-tax charge of $84.1 million, or $.39 per share, for costs related to the "The BOC Group plc" (BOC) transaction. The prior year quarter also included an after-tax charge of $5.5 million, or $.03 per share, for a cost reduction program and an after-tax gain of $4.0 million, or $.02 per share, related to the sale of packaged gas facilities. Excluding these special items, current year net income of $118.3 million compares to $133.2 million in the prior year, a decrease of 11%. Diluted earnings per share excluding special items of $.54 declined 13% from the prior year. The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment.

Gases -Sales increased 24% to $1,043.2 million in the second quarter of fiscal 2001. Natural gas cost pass-through added 13% to sales growth, while unfavorable currency impacts reduced sales growth about 3%. The balance of the sales increase was principally due to higher shipments to the electronics market.

Electronics volume growth continued with strong global demand for specialty gases, particularly nitrogen trifluoride (NF3), tungsten hexafluoride (WF6), the Solkatronic Brand products, and the Schumacher specialty chemicals. Chemical and processing industries (CPI) tonnage volume declined 4% globally from the prior year, primarily as the result of lower gaseous oxygen/nitrogen (GOX/GAN) volume. GOX/GAN volume was impacted by customer outages and the rapid rise in natural gas cost.

Liquid bulk volume declined 2% in North America as demand softened, particularly in steel and metal processing. Same store cylinder volume declined 1% on weakness in the automotive market. The average price for liquid oxygen/nitrogen (LOX/LIN) increased 8% with about half the increase resulting from price increase and surcharge initiatives.

In spite of the strong U.S. dollar, overall European gases operations improved over the prior year quarter. The liquid bulk volume index was flat as weakness in the United Kingdom offset gains on the continent. The European LOX/LIN price index was up 1% from the prior year, reflecting the price increase and the Service Plus program initiatives. Cylinder volume declined 1% primarily due to weak industrial activity in the United Kingdom. Specialty gas and helium cylinder sales increased year-on-year.

Liquid bulk volume increased 18% in Asia with strong growth in China and Korea.

Higher volume in electronics and improved operating performance in CPI drove the 11% increase in operating income to $183.1 million. Excluding unfavorable currency and exchange related effects, operating income improved 14%. The operating margin was 17.6%, down 2.0% from the prior year. Excluding the unfavorable margin impact of higher natural gas cost pass-through revenues, the operating margin was essentially unchanged from the prior year.

Equipment- Sales were $64.8 million, up $11.0 million from the prior year. Operating income of $3.5 million declined $2.1 million from the prior year due to an unfavorable project mix. The sales backlog at 31 March 2001 was $104 million compared to $121 million at 31 March 2000.

Chemicals- Sales in the second quarter of fiscal 2001 were $390.3 million compared to $451.3 million in the prior year, down 14%. Excluding the impact of the divested polyvinyl alcohol (PVOH) business, sales declined 3%. Sales growth was reduced 1% due to unfavorable currency impacts. The overall volume decline was 9%, excluding the impact of PVOH. The volume decline resulted from the slowing economy, lost market share due to price increases, and customer outages.

Performance chemicals experienced an overall 9% volume decline. Emulsions declined globally due to market share loss in response to price increases as well as a general economic slowdown. Epoxy additives volume grew modestly, while specialty additives and polyurethane additives declined on market weakness. Chemical intermediates volume declined 8% as shipments of polyurethane intermediates were reduced due to customer outages. The amines volume was impacted by market share loss in response to price increases and a customer outage.

Operating income of $23.1 million declined 61%, or $35.6 million from the prior year. About two thirds of the decline resulted from lower volumes and one third resulted from higher natural gas costs. Aggressive price increases have been partially successful in recovering the rapid rise in costs. The operating margin of 5.9% declined from 13.0% in the prior year.

Equity affiliates' income declined $3.1 million as the emulsions business experienced global volume and margin pressure.

INTEREST

Interest expense of $50.3 million increased $3.5 million, or 7% over the prior year. The increase primarily resulted from lower capitalized interest.

INCOME TAXES

The effective tax rate for the second quarter of fiscal 2001 was 27.8%, after minority interest. The effective rate excluding the impact of special items was 29.6%. The comparable rate in the prior year was 31.0%. The 1.4% decrease was due to increased tax credits and adjustments.

GLOBAL COST REDUCTION

The results for the quarter ended 31 March 2001 include a charge of $30.9 million, or $20.0 million after-tax, for a global cost reduction plan. The plan includes 311 staff position reductions resulting in a charge of $22.4 million for severance and termination benefits. A charge of $8.5 million was recognized primarily for asset impairments and restructuring expenses related to the rationalization of several facilities. The charges to cost of sales, selling and administrative, and other expense were $14.4 million, $9.4 million, and $7.1 million, respectively. Asset impairments and other restructuring expenses totaling $7.8 million were incurred in the fiscal quarter and $23.1 million reflected in accrued liabilities at 31 March 2001. Benefits from the plan are expected to be approximately $9 million in fiscal years 2002 and 2003, respectively.

Staff reductions related to the charge recognized in the current fiscal quarter will be completed by 31 March 2002. Of the 311 position eliminations in the plan, 120 are related to restructuring of customer service centers and regional management centers at Carburos Metalicos SA. (Carburos) in Spain. The total Carburos initiative requires information system investments prior to completing the restructuring. Therefore, the company anticipates an additional charge for restructuring and related expenses for the Carburos initiative of about $11 million in the fourth quarter of fiscal 2001.

The company announced a global cost reduction plan in the fiscal quarter ended 31 March 2000, providing for a reduction of 103 staff positions. The plan which resulted in a charge of $8.7 million, or $5.5 million after-tax, was completed essentially as expected in the quarter ended 31 March 2001.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                SIX MONTHS FISCAL 2001 VS. SIX MONTHS FISCAL 2000
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Consolidated

Sales for the six months ended 31 March 2001 of $2,939.6 million were 13% higher than the $2,611.6 million reported in the prior year. Operating income of $391.7 million declined $23.4 million, or 6% versus prior year. Income from equity affiliates was $37.8 million compared with $41.6 million in the prior year. Net income was $230.2 million, or $1.05 diluted earnings per share, compared to net income of $98.2 million, or $.46 diluted earnings per share, in the first six months of the prior year. The results for the six months ended 31 March 2001 included an after-tax charge of $20.0 million, or $.09 per share, for a cost reduction program and an after-tax charge of $3.7 million, or $.02 per share, related to a litigation settlement. The six months ended 31 March 2000 included an after-tax charge of $154.7 million, or $.72 per share, for costs related to the BOC transaction. These costs consisted principally of charges recorded on purchased option and forward exchange contracts entered into to hedge the currency exposure of the transaction. The results of the first six months of the prior year also included an after-tax charge of $5.5 million, or $.03 per share, for a cost reduction program and an after-tax gain of $4.0 million, or $.02 per share, related to the sale of packaged gas facilities. Excluding these special items, current year net income of $253.9 million was essentially equal to that of the prior year. Diluted earnings per share excluding special items of $1.16 declined 2% from the prior year. The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment.

Gases- Sales of $2,035.4 million increased 25%, or $412.7 million, over the first six months of fiscal 2000. Natural gas cost pass-through added 10% to sales growth. Unfavorable currency impacts reduced sales growth by 4%, while the consolidation of Korea Industrial Gases (KIG) contributed 2% to sales growth. The balance of the sales increase was principally due to higher shipments to the electronics market.

Electronics volume growth resulted from strong global demand for specialty gases and chemicals. Recently completed and announced additions to NF3 and WF6 specialty gases production capacity are critical to sustained growth. Overall CPI tonnage volume grew 1% as increased hydrogen and carbon monoxide (HYCO) demand was largely offset by weakness in GOX/GAN.

The liquid bulk volume index in North America was essentially unchanged year-on-year. Cylinder volume declined 2%. Weakness in the steel, metals processing, and automotive end markets impacted both liquid bulk and cylinder volumes. Average LOX/LIN prices increased 8% as a result of pricing and surcharge initiatives. The surcharge recovery somewhat lags the increased fuel and energy cost increases.

In spite of the strong U.S. dollar, overall European gases operations improved in the current year. The liquid bulk volume index increased slightly as weakness in the United Kingdom offset gains on the continent. The LOX/LIN price also increased slightly from the prior year.

Liquid bulk volume in Asia grew about 20%. About half of this favorable variance was due to consolidation of KIG.

Higher volume in electronics and improved operating performance in CPI drove the 18% increase in operating income. Unfavorable currency and exchange related effects reduced operating income growth by 4%. The operating margin in the first six months of fiscal 2001 was 18.4% compared to 19.6% in the prior year. Excluding the unfavorable margin impact of the natural gas cost pass-through on revenues, the operating margin in the current year was 20.0%, up 0.4% over the prior year.


Equipment- Sales of $120.6 million rose $16.2 million from the prior year. Operating income of $4.6 million declined $2.2 million from the prior year due to an unfavorable project mix. The $104 million sales backlog at 31 March 2001 compared to $131 million at 31 December 2000 and $149 million at 30 September 2000. A significant increase in the sales backlog in the second six months of fiscal 2001 is anticipated in the LNG business area.

Chemicals- Sales in the first six months of fiscal 2001 were $783.6 million compared to $884.5 million in the prior year, down 11%. Excluding the impact of the divested PVOH business, sales declined 1% from prior year. Sales growth was reduced 1% due to unfavorable currency impacts. The overall volume decline was 6%, excluding the impact of PVOH. The volume decline resulted from the slowing economy, lost market share due to price increases, and customer outages.

Performance chemicals experienced an overall 8% volume decline. Emulsions declined globally due to market share loss in response to price increases as well as a general economic slowdown. Epoxy additives volume grew modestly, while specialty additives and polyurethane additives declined on market weakness. Chemical intermediates volume declined 4%. Polyurethane intermediates were down slightly year-on-year. The amines volume was impacted by market share loss in response to price increases and a customer outage.

Operating income of $60.1 million declined 46%, or $50.2 million from the prior year. Lower volumes and higher raw material and energy costs drove the significant decline in operating income. Aggressive price increases have been partially successful in recovering the rapid rise in costs. Unfavorable currency and exchange related effects reduced operating income about 6%. The operating margin of 7.7% declined from 12.5% in the prior year.

Equity affiliates' income declined $5.2 million as the emulsions business experienced global volume and margin pressure.

INTEREST

Interest expense of $98.7 million increased $10.6 million, or 12% over the prior year. The increase primarily resulted from lower capitalized interest.

INCOME TAXES

The effective tax rate for the first six months of fiscal 2001 was 29.9%, after minority interest of $2.3 million. The effective rate excluding the impact of special items was 30.5%, equal to the comparable rate in the prior year.

GLOBAL COST REDUCTION

The results for the six months ended 31 March 2001 include a before-tax charge of $30.9 million for a global cost reduction program initiated in the quarter ended 31 March 2001.

The cost reduction program in fiscal 2000 included staff reductions of 450 employees and resulted in a before-tax charge of $47.9 million. This charge was recognized in the second and third quarters of fiscal 2000. The plan phase initiated in the second quarter of fiscal 2000 was completed essentially as expected as of 31 March 2001. As of 31 March 2001, there have been 366 positions eliminated with completion of the full fiscal 2000 plan expected by 30 June 2001. Expenses of $42.3 million have been incurred with $5.6 million remaining in accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first six months of fiscal 2001 totaled $329.3 million compared to $604.0 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $378.6 million during the first six months of fiscal 2000 to $302.3 million during the current period. Investments in unconsolidated affiliates were $26.5 million during the first six months of fiscal 2001 versus $16.5 million last year. There were no expenditures for acquisitions during the current period compared to expenditures of $168.7 million during the first six months of fiscal 2000. The prior year amount included the acquisition of the remaining 51.1 percent of the shares in KIG, the largest industrial gas company in Korea. Capital expenditures are expected to be approximately $800 million in fiscal 2001. It is anticipated these expenditures will be funded with cash from operations.

Total debt at 31 March 2001 and 30 September 2000, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 50% and 51%, respectively. Total debt decreased from $3,045.0 million at 30 September 2000 to $3,026.7 million at 31 March 2001.

There was $77.0 million of commercial paper outstanding at 31 March 2001. The company's total revolving credit commitments amounted to $600.0 million at 31 March 2001. During fiscal 2000, the company had an additional $500.0 million revolving credit commitment which matured in October 2000. No borrowings were outstanding under these commitments. Additional commitments totaling $71.2 million are maintained by the company's foreign subsidiaries, of which $21.4 million was utilized at 31 March 2001.

The estimated fair value of the company's long-term debt, including current portion, as of 31 March 2001 is $3,019.4 million compared to a book value of $2,817.6 million.

On 25 January 2001, the company announced its intention to reactivate its share repurchase program. Through the first six months of fiscal 2001, the company has repurchased $50 million of its shares. Based on its current outlook, the company expects to purchase approximately $100 million of the company's shares during fiscal 2001.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand and timing of the placing of orders for the goods and services of Air Products; competitive factors in the industries in which it competes; whether prices of natural gas and other raw materials fall in the second half of fiscal 2001; the ability to recover increased energy and raw material costs from customers; the availability of utilities, particularly in California, to provide electrical power; changes in government regulations; success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security-Holders

              a. The Annual Meeting of Shareholders of the Registrant was held on 25 January 2001.

              b.  The following directors were elected at the meeting:
                  James F. Hardymon, Charles H. Noski, Paula G. Rosput, and Lawrason D. Thomas. Directors whose term of office continued after the meeting include: Robert Cizik, Ursula F. Fairbairn, John P. Jones III, Mario L. Baeza, L. Paul Bremer III,
                  Edward E. Hagenlocker, and Terry R. Lautenbach.

              c.  The following matters were voted on at the Annual Meeting:

                  1.  Election of Directors

     --------------------------------------------------------------------------
       NAME OF DIRECTOR                         NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                                           AGAINST                    BROKER
                                              OR                      NON-
                               FOR         WITHHELD    ABSTENTIONS    VOTES
     --------------------------------------------------------------------------
     J. F. Hardymon      206,273,279       2,302,838       0            0
     --------------------------------------------------------------------------
     C. H. Noski         206,234,821       2,341,296       0            0
     --------------------------------------------------------------------------
     P. G. Rosput        206,184,521       2,391,596       0            0
     --------------------------------------------------------------------------
     L. D. Thomas        206,244,213       2,331,904       0            0
     --------------------------------------------------------------------------

                  2. Ratification of the appointment of Arthur Andersen LLP of Philadelphia, Pennsylvania, as independent certified public accountants for the Registrant for the fiscal year ending 30 September 2001.


     --------------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                                 AGAINST
                                    OR                             BROKER
                FOR              WITHHELD        ABSTENTIONS      NON-VOTES
     --------------------------------------------------------------------------
           207,079,466          626,457           870,194            0
     --------------------------------------------------------------------------

                  3.  Approval of 2002 Amendments to the Long-Term Incentive
                      Plan.

     --------------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                                 AGAINST
                                    OR                             BROKER
                FOR              WITHHELD        ABSTENTIONS      NON-VOTES
     --------------------------------------------------------------------------
           195,483,375          11,201,934        1,8                 0
     --------------------------------------------------------------------------

                  4. Approval of the Internal Revenue Code 162(M) Annual Incentive Plan Terms


     --------------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                                 AGAINST
                                    OR                             BROKER
                FOR              WITHHELD        ABSTENTIONS      NON-VOTES
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------
           201,291,342          5,244,145         2,040,630          0
      -------------------------------------------------------------------------



         Item 6.  Exhibits and Reports on Form 8-K.

             (a)(10.1) Form of Severance Agreement which the Company has with one European Executive Officer dated 16 September 1999.

             (a)(10.2) Amendment to form of Severance Agreement with one European Executive Officer dated
                         26 February 2001.

             (a)(10.3) Letter dated 19 April 2000, covering pension for a European Executive Officer.

             (a)(12)     Computation of Ratios of Earnings to Fixed
                         Charges.

             (b) Current Reports on Form 8-K dated 22 January 2001 and 25 January 2001, in which Item 5 of such forms was reported, and 19 March 2001, in which Item 5 and Item 9 of such forms was reported, were filed by the Registrant during the quarter ended 31 March 2001.

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


                                  Air Products and Chemicals, Inc.
                                  --------------------------------
                                  (Registrant)


Date: May 11, 2001                By:       /s/L. J. Daley
                                     ----------------------------------------
                                      L. J. Daley
                                      Vice President - Finance and Controller
                                      (Chief Financial Officer)