Form 10-Q/A
period 2001-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2001-05-30
CIK 2969

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---    --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 30 May 2001
             ----------------             ---------------------------
        Common Stock, $1 par value                227,751,240

FORM 10-Q/A

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended March 31, 2001 as set forth in the pages attached hereto:

(list all such items, financial statements, exhibits or other portions amended)

1.  Item 4.  Submission of Matters to a Vote of Security-Holders

                        AIR PRODUCTS AND CHEMICALS, INC.

                                     INDEX


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
     --------------------------------------------------------------------------


                  3.  Approval of 2002 Amendments to the Long-Term Incentive
                      Plan.

     --------------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                                 AGAINST
                                    OR                             BROKER
                FOR              WITHHELD        ABSTENTIONS      NON-VOTES
     --------------------------------------------------------------------------
           195,483,375          11,201,934        1,890,808          0
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



                                  Air Products and Chemicals, Inc.
                                  --------------------------------
                                  (Registrant)


Date: May 30, 2001           By:    /s/ L. J. Daley
                                  ----------------------------------------
                                   L. J. Daley
                                   Vice President - Finance and Controller
                                   (Chief Financial Officer)