Form 10-Q
period 2001-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2001-08-10
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended 30 June 2001
                                    -------------

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

   Registrant's Telephone Number, Including Area Code 610-481-4911
                                                      --------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at 10 August 2001
             ----------------             ------------------------------
        Common Stock, $1 par value               227,325,340

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX
                                                                      Page No.
                                                                      --------
Part I.  Financial Information

    Consolidated Balance Sheets -
       30 June 2001 and 30 September 2000 .............................    3

    Consolidated Income -
       Three Months and Nine Months Ended 30 June 2001 and 2000 .......    4

    Consolidated Statement of Comprehensive Income -
       Three Months and Nine Months Ended 30 June 2001 and 2000 .......    5

    Consolidated Cash Flows -
       Nine Months Ended 30 June 2001 and 2000 ........................    6

    Summary by Business Segments -
       Three Months and Nine Months Ended 30 June 2001 and 2000 .......    7

    Summary by Geographic Regions -
       Three Months and Nine Months Ended 30 June 2001 and 2000 .......   10

    Notes to Consolidated Financial Statements ........................   11

    Management's Discussion and Analysis ..............................   13

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K .........................   20

    Signatures ........................................................   21

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

Results of operations for any three month or nine month period are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars)
-------------------------------------------------------------------------------------------------------------
                                                                     30 June 2001      30 September 2000
ASSETS                                                               (Unaudited)
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                   $    116.1        $     94.1
Trade receivables, less allowances for                                     946.2             982.7
 doubtful accounts
Inventories                                                                414.8             388.8
Contracts in progress, less progress billings                               92.4              93.4
Other current assets                                                       210.6             246.0
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     1,780.1           1,805.0
-------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES                                  511.9             466.6
 TO EQUITY AFFILIATES
PLANT AND EQUIPMENT, at cost                                            10,509.4          10,310.9
Less - Accumulated depreciation                                          5,327.2           5,054.2
-------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                 5,182.2           5,256.7
-------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER NONCURRENT ASSETS                                       744.6             742.2
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 8,218.8         $ 8,270.5
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                             $    533.5         $   578.4
Accrued liabilities                                                        287.0             357.2
Accrued income taxes                                                         3.1              10.0
Short-term borrowings                                                       85.9             249.7
Current portion of long-term debt                                          286.4             179.5
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                1,195.9           1,374.8
-------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                           2,542.6           2,615.8
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                             510.1             561.3
DEFERRED INCOME TAXES                                                      833.2             781.8
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        5,081.8           5,333.7
-------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                  118.1             115.5
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued fiscal 2001 and               249.4             249.4
 2000-249,455,584 shares)
Capital in excess of par value                                             380.4             342.2
Retained earnings                                                        3,905.8           3,667.9
Unrealized gain on investments                                              25.1              15.7
Minimum pension liability adjustments                                       (2.7)             (2.7)
Cumulative translation adjustments                                        (508.3)           (420.8)
Net gains on cash flow hedges                                                5.1              --
Treasury Stock, at cost (fiscal 2001-21,974,644 shares; 2000-             (756.5)           (681.6)
 20,150,393 shares)
Shares in trust (fiscal 2001-12,038,177 shares; fiscal 2000-              (279.4)           (348.8)
 15,086,482 shares)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               3,018.9           2,821.3
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 8,218.8         $ 8,270.5
=============================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                  Nine Months Ended
                                                        30 June                             30 June
                                                   2001               2000            2001              2000
------------------------------------------------------------------------------------------------------------------
SALES AND OTHER INCOME
Sales                                             $1,415.9           $1,406.4        $4,355.5          $4,018.0
Other income (expense), net                            8.1               (4.5)           12.4               9.4
------------------------------------------------------------------------------------------------------------------
                                                   1,424.0            1,401.9         4,367.9           4,027.4
------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                      1,004.3              993.7         3,134.2           2,796.4
Selling and administrative                           173.3              189.5           536.3             537.2
Research and development                              31.0               32.3            90.3              92.3
------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                     215.4              186.4           607.1             601.5
Income from equity affiliates, net of                 21.8               20.4            59.6              62.0
 related expenses
Loss on currency hedges related to                    --                482.5            --               730.4
 BOC transaction and expenses
Interest expense                                      48.7               52.9           147.4             141.0
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                           188.5             (328.6)          519.3            (207.9)
 AND MINORITY INTEREST
Income taxes (benefits)                               53.8             (137.6)          152.1            (120.2)
Minority interest(a)                                   2.4                1.5             4.7               6.6
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $  132.3          $  (192.5)       $  362.5         $   (94.3)
==================================================================================================================
BASIC EARNINGS (LOSS) PER                              $.62              $(.90)          $1.69             $(.44)
 COMMON SHARE
------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER                            $.60              $(.90)          $1.65             $(.44)
 COMMON SHARE
------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER                              214.9              213.4           214.7             213.3
 OF COMMON SHARES (in
 millions)
------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER                              220.5              213.4           219.1             213.3
 OF COMMON AND COMMON
 EQUIVALENT SHARES (in  millions)(b)(c)
------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER                                $ .20              $ .19           $ .58             $ .55
 COMMON SHARE - Cash
------------------------------------------------------------------------------------------------------------------

(a)  Minority interest primarily includes before-tax amounts.
(b) The dilution of earnings per common share is due mainly to the impact of unexercised stock options.
(c) Common equivalent shares were not considered in fiscal year 2000 due to the net loss position.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                   Nine Months Ended
                                                                  30 June                           30 June
                                                            2001             2000           2001                 2000
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $132.3          $(192.5)         $362.5            $ (94.3)
---------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
 (LOSS), net of tax
---------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) on                         9.7              -               9.4               (2.7)
 investments arising during the period
---------------------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustments:
Consolidated subsidiaries and joint ventures               (38.2)           (60.1)         (106.7)            (164.1)
Cumulative effect of a change in ccounting                    -                -             (1.7)                 -
 for hedges of net investments in foreign entities
Transaction gains resulting from hedges of net              28.0              8.9            20.9               49.6
 investments in foreign entities
---------------------------------------------------------------------------------------------------------------------------
Total foreign currency translation adjustments             (10.2)           (51.2)          (87.5)            (114.5)
---------------------------------------------------------------------------------------------------------------------------

Cash flow hedges:
Cumulative effect of a change in accounting                    -                -             (.8)                 -
 or cash flow hedges
Net gains arising during the period                          1.3                -             9.4                  -
Reclassification adjustment for gains (losses)               2.5                -            (3.5)                 -
 reclassified into income
---------------------------------------------------------------------------------------------------------------------------
Net gains on cash flow hedges                                3.8                -             5.1                  -
---------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER COMPREHENSIVE                                    3.3            (51.2)          (73.0)            (117.2)
 INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                               $135.6          $(243.7)         $289.5            $(211.5)
===========================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine Months Ended
                                                                                                   30 June
                                                                                         2001                2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income (Loss)                                                                      $ 362.5           $ (94.3)
Adjustments to reconcile income (loss) to cash provided
 by operating activities:
 Depreciation                                                                            433.6             426.7
 Deferred income taxes                                                                    26.5               3.4
 Impairment of long-lived assets                                                           6.4              --
 Loss on BOC transaction                                                                  --               706.1
 Undistributed (earnings) of unconsolidated affiliates                                   (45.2)            (43.1)
 (Gain) loss on sale of assets and investments                                             1.2              (9.0)
 Other                                                                                   (25.4)            115.8
Working capital changes that provided (used) cash, net of effects of acquisitions:
 Trade receivables                                                                         8.5             (89.8)
 Inventories and contracts in progress                                                   (33.2)            (27.1)
 Payables, trade and other                                                               (38.1)             56.1
 Other                                                                                    (8.4)           (167.5)
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                    688.4             877.3
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                                  (510.1)           (586.2)
 Acquisitions, less cash acquired (b)                                                      --              (169.7)
 Investment in and advances to equity affiliates                                        (27.8)            (15.8)
 BOC transaction costs                                                                     --              (665.8)
 Proceeds from sale of assets and investments                                            42.4              42.0
 Other                                                                                   30.1              (2.9)
---------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                      (465.4)         (1,398.4)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                                 120.5             534.0
 Payments on long-term debt                                                              (42.1)           (426.9)
 Net (decrease) increase in commercial paper and other                                  (157.4)            576.4
  short-term borrowings
 Purchase of treasury stock                                                              (75.0)             --
 Dividends paid to shareholders                                                         (122.2)           (115.2)
 Other                                                                                    77.6               5.6
---------------------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                        (198.6)            573.9
---------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                   (2.4)             (1.1)
---------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Items                                                           22.0              51.7
Cash and Cash Items - Beginning of Year                                                   94.1              61.6
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Items - End of Period                                                    $ 116.1           $ 113.3
===========================================================================================================================

(a) Excludes capital lease additions of $.6 million and $17.2 million in fiscal 2001 and 2000, respectively.
(b) Excludes $24.3 million of long-term debt assumed in acquisitions in fiscal 2000.
The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)


Business segment information is shown below:

(Millions of dollars)
--------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                      Nine Months Ended
                                                            30 June                                30 June
                                                    2001                2000                2001               2000
--------------------------------------------------------------------------------------------------------------------------
Revenues from external customers
 Gases                                          $  983.9            $  894.8            $3,019.3           $2,517.5
 Equipment                                          57.3                65.0               177.9              169.4
 Chemicals                                         374.7               446.6             1,158.3            1,331.1
--------------------------------------------------------------------------------------------------------------------------
 Segment Totals                                  1,415.9             1,406.4             4,355.5            4,018.0
--------------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                            $1,415.9            $1,406.4            $4,355.5           $4,018.0
--------------------------------------------------------------------------------------------------------------------------

Operating income
 Gases                                          $  175.2            $  157.3            $  523.4           $  481.6
 Equipment                                           2.7                (3.6)                7.3                3.2
 Chemicals                                          39.7                44.8                95.2              146.4
--------------------------------------------------------------------------------------------------------------------------
 Segment Totals                                    217.6               198.5               625.9              631.2
--------------------------------------------------------------------------------------------------------------------------
 Corporate research and development                 (2.2)              (12.1)              (18.8)             (29.7)
  and other (expense)
--------------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                            $  215.4            $  186.4            $  607.1           $  601.5
--------------------------------------------------------------------------------------------------------------------------

Operating income (excluding special
 items)
 Gases                                          $  175.2            $  189.3(b)         $  549.7(a)        $  507.3(c)(d)
 Equipment                                           2.7                 3.3(b)              7.3               10.1(c)
 Chemicals                                          39.7                51.7(b)             99.8(a)           162.0(c)
--------------------------------------------------------------------------------------------------------------------------
 Segment Totals                                    217.6               244.3               656.8              679.4
-----------------------------------------------------------------------------------------------------------------------
 Corporate research and development and             (2.2)              (11.2)(b)           (12.8)(e)          (28.8)(c)
  other (expense)
--------------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                            $  215.4            $  233.1            $  644.0           $  650.6
--------------------------------------------------------------------------------------------------------------------------
Equity affiliates' income
 Gases                                          $   17.8            $   18.4            $   53.1           $   52.6
 Equipment                                            .4                 1.0                 1.3                1.8
 Chemicals                                           3.7                 2.0                 5.2                8.7
--------------------------------------------------------------------------------------------------------------------------
 Segment Totals                                     21.9                21.4                59.6               63.1
--------------------------------------------------------------------------------------------------------------------------
 Other                                               (.1)               (1.0)                 --                 (1.1)
--------------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                            $   21.8            $   20.4            $   59.6           $   62.0
--------------------------------------------------------------------------------------------------------------------------


(Millions of dollars)
------------------------------------------------------------------------------------------------------------

                                                                                30 June
                                                                      2001                     2000
------------------------------------------------------------------------------------------------------------
Total assets
 Gases                                                              $6,380.1               $6,264.3
 Equipment                                                             210.1                  233.9
 Chemicals                                                           1,459.0                1,677.7
------------------------------------------------------------------------------------------------------------
 Segment Totals                                                      8,049.2                8,175.9
------------------------------------------------------------------------------------------------------------
 Corporate assets                                                      169.6                  390.9
------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                $8,218.8               $8,566.8
------------------------------------------------------------------------------------------------------------

                                                                            Twelve Months Ended
                                                                                  30 June
                                                                      2001                       2000
------------------------------------------------------------------------------------------------------------
Operating Return On Net Assets (ORONA) (f)
 Gases                                                                  12.6%                  11.4%
 Equipment                                                               6.2%                   5.8%
 Chemicals                                                               9.1%                  13.1%
------------------------------------------------------------------------------------------------------------
 Segment Totals                                                         11.7%                  11.6%
------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                    11.1%                  10.6%
------------------------------------------------------------------------------------------------------------

(a) The results for the nine months ended 30 June 2001 exclude a cost reduction charge in gases ($26.3 million) and chemicals ($4.6 million).
(b) The results for the three months ended 30 June 2000 exclude a cost reduction charge in gases ($32.0 million), equipment ($6.9 million), chemicals ($6.9 million) and corporate ($.9 million).
(c) The results for the nine months ended 30 June 2000 exclude a cost reduction charge in gases ($32.0 million), equipment ($6.9 million), chemicals ($15.6 million) and corporate ($.9 million).
(d) The results for the nine months ended 30 June 2000 exclude a gain on the sale of packaged gas facilities of $6.3 million.
(e) The results for the nine months ended 30 June 2001 exclude a litigation settlement charge of $6.0 million.
(f) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income divided by the rolling five quarter average of total assets less investments in equity affiliates. The ORONA calculation excludes all special items impacting operating income.

A reconciliation of total segment operating income to consolidated income before income taxes and minority interest is as follows:

(Millions of dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                    Nine Months Ended
                                                              30 June                               30 June
                                                       2001              2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------
Total segment operating income                          $217.6           $ 198.5             $625.9           $ 631.2
Corporate research and                                    (2.2)            (12.1)             (18.8)            (29.7)
 development and other (expense)
------------------------------------------------------------------------------------------------------------------------------
Consolidated operating income                            215.4             186.4              607.1             601.5
------------------------------------------------------------------------------------------------------------------------------
Equity affiliates' income                                 21.8              20.4               59.6              62.0
Loss on currency hedges related to                         -               482.5                -               730.4
 BOC transaction and expenses
Interest expense                                          48.7              52.9              147.4             141.0
------------------------------------------------------------------------------------------------------------------------------
Consolidated income (loss) before                       $188.5           $(328.6)            $519.3           $(207.9)
 taxes and minority interest
==============================================================================================================================

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                                    30 June                                  30 June
                                           2001                2000                 2001                 2000
----------------------------------------------------------------------------------------------------------------------
Revenues from external customers
 United States                           $  945.9            $  937.3             $2,934.5             $2,655.8
----------------------------------------------------------------------------------------------------------------------
  United Kingdom                            106.1               122.4                325.0                367.9
  Spain                                      74.9                75.5                222.7                231.2
  Other Europe                              144.9               127.8                438.9                417.7
----------------------------------------------------------------------------------------------------------------------
 Total Europe                               325.9               325.7                986.6              1,016.8
----------------------------------------------------------------------------------------------------------------------
 Canada/Latin America                        60.9                60.4                183.2                173.8
 Asia                                        83.1                82.9                251.0                171.3
 All Other                                     .1                  .1                   .2                   .3
----------------------------------------------------------------------------------------------------------------------
 Total                                   $1,415.9            $1,406.4             $4,355.5             $4,018.0
----------------------------------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

(Millions, except per share)
--------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Nine Months Ended
                                                         30 June                              30 June
                                                2001                2000                2001              2000
--------------------------------------------------------------------------------------------------------------------

Numerator for basic EPS
 and diluted EPS-net income                     $132.3           $(192.5)               $362.5            $(94.3)

Denominator for basic EPS
 -weighted average shares                        214.9             213.4                 214.7             213.3

Effect of diluted securities:
 Employee stock options                           4.7               -                     3.5               -
 Other award plans                                 .9               -                      .9               -
--------------------------------------------------------------------------------------------------------------------
                                                  5.6               -                     4.4               -

Denominator for diluted EPS
 -weighted average shares and
  assumed conversions                             220.5              213.4                219.1             213.3
====================================================================================================================

Basic EPS                                         $.62              $(.90)               $1.69             $(.44)
====================================================================================================================

Diluted EPS                                       $.60             $(.90)                $1.65             $(.44)
====================================================================================================================

Since the company had a net loss for the three and nine months ended 30 June 2000, the impact of potential future stock option and other stock award exercises would have had an antidilutive effect on the calculation of diluted loss per share. As a result, the average number of common shares outstanding used in calculating diluted loss per share in fiscal 2000 was the same as for basic loss per share.

The results for the nine months ended 30 June 2001 included a charge of $30.9 million ($20.0 million after-tax) for a global cost reduction plan. The plan includes 311 position eliminations, resulting in a charge of $22.4 million for severance and termination benefits. A charge of $8.5 million was recognized for asset impairments and other related restructuring costs. The restructuring charges included in cost of sales, selling and administrative, and other expense were $14.4 million, $9.4 million, and $7.1 million, respectively. The results for the nine months ended 30 June 2001, also included a charge of $6.0 million ($3.7 million after-tax) related to a litigation settlement.

Income from equity affiliates, net of related expenses and taxes, contributed $.09 and $.08 to diluted earnings per share for the three months ended 30 June 2001 and 30 June 2000, respectively. Income from equity affiliates, net of related expenses and taxes, contributed $.25 and $.26 to diluted earnings per share for the nine months ended 30 June 2001 and 30 June 2000, respectively.

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

The results for the three and nine months ended 30 June 2000 include a charge of $482.5 million ($301.8 million after-tax) and $730.4 million ($456.5 million after-tax), respectively, for costs related to the BOC transaction. These costs consist primarily of charges recorded on purchased option and forward exchange contracts entered into to hedge the currency exposure of the BOC transaction.

The results for the three months ended 30 June 2000 include a charge of $46.7 million ($29.5 million after-tax) for the global cost reduction plan. The restructuring charges included in cost of sales, selling and administrative, research and development, and other expenses were $17.3 million, $21.0 million, $.9 million, and $7.5 million, respectively.

The results for the nine months ended 30 June 2000 included a charge of $55.4 million ($35.0 million after-tax) for the global cost reduction plan. The restructuring charges included in cost of sales, selling and administrative, research and development, and other expenses were $20.6 million, $25.4 million, $1.9 million, and $7.5 million, respectively.

The results for the nine months ended 30 June 2000 included a gain of $6.3 million ($4.0 million after-tax) related to the sale of packaged gas facilities.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


             THIRD QUARTER FISCAL 2001 VS. THIRD QUARTER FISCAL 2000
-------------------------------------------------------------------------------



RESULTS OF OPERATIONS


Consolidated

Sales in the third quarter of fiscal 2001 of $1,415.9 million were up 1%, or $9.5 million compared with the same quarter in the prior year. Operating income of $215.4 million increased $29.0 million, or 16%. Income from equity affiliates was $21.8 million compared with $20.4 million in the prior year. Net income was $132.3 million, or $.60 diluted earnings per share, compared with a net loss of $192.5 million, or $(.90) diluted earnings per share in the prior year. The results of the quarter ended 30 June 2000 were significantly impacted by two special items: an after-tax charge of $301.8 million for costs related to the BOC transaction; and an after-tax charge of $29.5 million for a global cost reduction plan. Excluding special items, net income and diluted earnings per share for the quarter ended 30 June 2000 were $138.8 million and $.64, respectively. Diluted earnings per share declined 6% compared with prior year earnings per share of $.64, excluding disclosed items in the 2000 quarter. The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment.

Gases -Sales increased 10% to $983.9 million in the third quarter of fiscal 2001. Natural gas cost pass-through added 7% to sales growth, while unfavorable currency impacts reduced sales growth about 3%. The balance of the sales increase was principally due to higher shipments of HYCO (hydrogen, carbon monoxide, and syngas-a mix of hydrogen and carbon monoxide) products.

Sales to the electronics industry were essentially unchanged from the prior year. Chemical and processing industries (CPI) tonnage volume increased 1% overall, and experienced a favorable product sales mix. HYCO volume increased significantly, while gaseous oxygen/nitrogen (GOX/GAN) declined due to customer outages and weak petro-chemical market demand.

Liquid bulk volume declined 7% in North America as demand softened in several end markets, particularly steel and metals processing. Cylinder volume declined slightly on weakness in the automotive market. The average price for liquid oxygen/nitrogen (LOX/LIN) increased 10% as the result of base price and surcharge initiatives.

The liquid bulk volume index in Europe declined 2% as market weakness in the United Kingdom more than offset gains on the continent. The European LOX/LIN price index was up 3% from the prior year. Cylinder volume was essentially unchanged from the prior year, primarily due to weak industrial activity in the United Kingdom.

Liquid bulk volume increased 11% in Asia with strong growth in China, Singapore, Thailand, and Korea.

Operating income of $175.2 million declined 7%, or $14.1 million from the prior year. Excluding unfavorable currency and exchange related effects, operating income declined 4%. While electronic division's sales were flat, the division's operating results declined, principally due to lower volumes and a less favorable product mix. After six quarters of significant economic expansion, the electronics division was affected by the dramatic slowdown in the electronics manufacturing sector. Operating results for the global CPI division improved on higher sales of HYCO. In Asia, higher liquid volumes contributed to better results. European performance improved on a constant currency basis, primarily due to strong sales to the medical market. A combination of weaker volumes and higher natural gas and power costs resulted in lower operating results for North American gases.

The operating margin was 17.8% compared to 21.2% in the prior year. Excluding the unfavorable margin impact of natural gas cost pass-through revenues, the operating margin in the current year was 18.9%.

Equipment- Sales were $57.3 million, a $7.7 million decline from the prior year. Operating income of $2.7 million declined $.6 million from the prior year due to an unfavorable product mix. The sales backlog at 30 June 2001 was $132 million compared to $100 million at 30 June 2000. The increase in sales backlog resulted from the receipt of two liquid natural gas (LNG) heat exchanger orders.

Chemicals- Sales in the third quarter of fiscal 2001 were $374.7 million compared to $446.6 million in the prior year, down 16%. Excluding the impact of the divested polyvinyl alcohol (PVOH) business, sales declined 6%. Sales growth was reduced 1% due to unfavorable currency impacts. The overall volume decline was 12%, excluding the impact of PVOH. The volume decline resulted from the economic slowdown and outages at key customer plants.

Performance chemicals experienced an overall 8% volume decline. Emulsions volume declined due to general economic slowdown in most markets. Weak end markets also produced volume declines in specialty additives and polyurethane additives. Chemical intermediates volume declined 19%, as polyurethane intermediates was significantly lower due to extended customer outages. Amines volume was unfavorably impacted by market share losses driven by price increases and by a customer outage.

Operating income of $39.7 million declined 23%, or $12.0 million from the prior year, primarily due to lower volumes across all major product lines. The operating margin of 10.6% declined from 11.6% in the prior year.

Equity affiliates' income was $3.7 million compared to $2.0 million in the prior year, due to improved results in the redispersible powders venture.

Corporate and Other- Operating expense was $2.2 million compared to $11.2 million in the prior year. Operating expense for the quarter ended 30 June 2001 was favorably impacted by lower corporate costs, foreign exchange gains, and higher interest income.

INTEREST

Interest expense of $48.7 million declined $4.2 million, or 8% from the prior year. The impact of lower average debt outstanding more than offset lower capitalized interest.

INCOME TAXES

The effective tax rate for the third quarter of fiscal 2001 was 28.9%, after minority interest of $2.4 million. The comparable effective tax rate for the prior year was 41.7%. The fiscal 2000 rate was significantly impacted by the BOC transaction and the global cost reduction program. Excluding the tax impact of these transactions, the effective tax rate in the prior year quarter was 30.3%. The 1.4% decline was due to increased tax credits and adjustments.

GLOBAL COST REDUCTION

Under the fiscal 2000 global cost reduction plan, the results for the quarter ended 30 June 2000 reflected a before-tax charge of $39.2 million for 347 staff reductions. The results for the quarter also included a charge of $7.5 million for assets impairments related to the rationalization of three facilities in Europe. The plan was completed in the quarter ended 30 June 2001 with 313 position eliminations and total termination related expenses incurred of $37.0 million. In the quarter ended 30 June 2001 the balance of $2.2 million in accrued liabilities was credited to other income.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations accounted for using the purchase method for which the acquisition date was 1 July 2001 or later. The company does not believe this Statement will have a material effect on the company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized on a recurring basis. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Statement is effective for fiscal years beginning after 15 December 2001, however early adoption is permitted for entities with fiscal years beginning after 15 March 2001. The company is reviewing the provisions of SFAS No. 142.

POWER GENERATION FACILITIES

In fiscal 2000, the company decided to explore possible divestiture of its interests in most of the power generation facilities and the flue gas desulfurization facility. The company has entered into agreements for the sale of its power generation facilities located in Cambria County, Pennsylvania and Orlando, Florida and expects to close on the sale during the quarter ending 30 September 2001. The company continues to assess the possible divestiture of most of its remaining power generation facilities and the flue gas desulfurization facility.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


               NINE MONTHS FISCAL 2001 VS. NINE MONTHS FISCAL 2000
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated

Sales for the nine months ended 30 June 2001 of $4,355.5 million were 8% higher than the $4,018.0 million reported in the prior year. Operating income of $607.1 million increased $5.6 million, or 1% versus prior year. Income from equity affiliates was $59.6 million compared with $62.0 million in the prior year. Net income was $362.5 million, or $1.65 diluted earnings per share, compared with a net loss of $94.3 million, or $(.44) diluted earnings per share in the prior year. The results for the nine months ended 30 June 2001 included an after-tax charge of $20.0 million for a cost reduction program and an after-tax charge of $3.7 million related to a litigation settlement. The nine months ended 30 June 2000 included an after-tax charge of $456.5 million for costs related to the BOC transaction. These costs consisted principally of charges recorded on purchased option and forward exchange contracts entered into to hedge the currency exposure of the transaction. The results of the first nine months of the prior year also included an after-tax charge of $35.0 million for a cost reduction program and an after-tax gain of $4.0 million related to the sale of packaged gas facilities. Excluding these special items, current year net income of $386.2 million declined $7.0 million, or 2% from the prior year. Excluding special items, diluted earnings per share of $1.76 declined 3% from the prior year. The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment.

Gases- Sales of $3,019.3 million increased 20%, or $501.8 million, over the first nine months of fiscal 2000. Natural gas cost pass-through added 9% to sales growth. Unfavorable currency impacts reduced sales growth by 3%, while the consolidation of Korea Industrial Gases (KIG) contributed about 2% to sales growth. The balance of the sales increase was principally due to higher shipments to the electronics industry and higher HYCO volumes.

Electronics volume growth resulted from strong global demand for specialty gases and chemicals during the first six months of the fiscal year, with a significant slowdown in the electronics-manufacturing sector in the quarter ended 30 June 2001. CPI tonnage volume increased 1% overall, and experienced a favorable product sales mix. HYCO volume increased significantly, while (GOX/GAN) declined.

The liquid bulk volume index in North America declined 3% year-on-year. Cylinder volume declined 1%. General weakness in manufacturing activity impacted both liquid bulk and cylinder volumes. Average LOX/LIN prices increased 9% as a result of pricing and surcharge initiatives.

The liquid bulk volume index in Europe increased slightly, while cylinder volume declined slightly from the prior year. Weakness in United Kingdom end markets impacted both liquid bulk and cylinder volumes. The LOX/LIN price increased about 2% over the prior year.

Liquid bulk volume in Asia grew about 17%.

Operating income of $549.7 million increased $42.4 million, or 8% over the prior year. Higher volume in electronics and improved operating performance in CPI drove the increase. Unfavorable currency and exchange related effects reduced operating income growth by 4%. The operating margin in the first nine months of fiscal 2001 was 18.2% compared to 20.2% in the prior year. Excluding the unfavorable margin impact of the natural gas cost pass-through on revenues, the operating margin in the current year was 19.7%, down .5% from the prior year.

Equipment- Sales of $177.9 million rose $8.5 million from the prior year. Operating income of $7.3 million declined $2.8 million from the prior year due to an unfavorable project mix.

Chemicals- Sales in the first nine months of fiscal 2001 of $1,158.3 million declined 13% from $1,331.1 million in the prior year. Excluding the impact of the divested PVOH business, sales declined 3% from prior year. Sales growth was reduced 1% due to unfavorable currency impacts. The overall volume decline was 8%, excluding the impact of PVOH. The volume decline resulted from the slowing economy, lost market share due to price increases, and customer outages.

Performance chemicals experienced an overall 7% volume decline. Emulsions declined globally due to market share loss in response to price increases as well as a general economic slowdown. Epoxy additives volume grew modestly, while specialty additives and polyurethane additives declined on market weakness. Chemical intermediates volume declined 9%. Polyurethane intermediates were down primarily due to customer outages. The amines volume was impacted by market share loss in response to price increases and a customer outage.

Operating income of $99.8 million declined 38%, or $62.2 million from the prior year. Lower volumes and higher raw material and energy costs drove the significant decline in operating income. Aggressive price increases have been partially successful in recovering the rapid rise in costs. Unfavorable currency and exchange related effects reduced operating income about 5%. The operating margin of 8.6% declined from 12.2% in the prior year.

Equity affiliates' income declined $3.5 million as the emulsions business experienced global volume and margin pressure.

Corporate and Other- Operating expense was $12.8 million compared to $28.8 million in the prior year. The reduction in operating expense primarily resulted from foreign exchange gains and lower corporate expenses.

INTEREST

Interest expense of $147.4 million increased $6.4 million, or 5% over the prior year. The increase primarily resulted from lower capitalized interest.

INCOME TAXES

The effective tax rate for the first nine months of fiscal 2001 was 29.6%, after minority interest of $4.7 million. The effective rate excluding the impact of special items was 30.0%. The prior year effective tax rate was 56.0%, after minority interest of $6.6 million. The fiscal 2000 rate was significantly impacted by the BOC transaction, the global cost reduction plan, and the sale of packaged gas facilities. Excluding the impact of the special items, the effective rate in the prior year was 30.4%.

GLOBAL COST REDUCTION

The results for the nine months ended 30 June 2001 included a before-tax charge of $30.9 million for a global cost reduction plan initiated in the quarter ended 31 March 2001. The plan included 311 staff position eliminations resulting in a charge of $22.4 million for severance and termination benefits. A charge of $8.5 million was recognized for asset impairments and restructuring costs related to the rationalization of several facilities. Asset impairments and other restructuring expenses of $11.9 million have been incurred and $19.0 million was reflected in accrued liabilities as of 30 June 2001. Positions eliminated as of 30 June 2001 were 62. Benefits from the plan are expected to be approximately $9 million in fiscal years 2002 and 2003.

Staff reductions related to the $22.4 million charge will be completed by 31 March 2002. Of the 311 position eliminations in the plan, 120 are related to restructuring of customer service centers and regional management centers at Carburos Metalicos S.A. (Carburos) in Spain. The total Carburos initiative requires information system investments prior to completing the restructuring. Therefore, the company anticipates an additional charge for restructuring and related expenses for the Carburos initiative of about $11 million in the fourth quarter of fiscal 2001.

The cost reduction program in fiscal 2000 included staff reductions of 450 employees and resulted in a before-tax charge of $47.9 million. This charge was recognized in the second and third quarters of fiscal 2000. The plan was completed in the quarter ended 30 June 2001 with 416 positions eliminated and total termination expenses incurred of $45.7 million. In the quarter ended 30 June 2001 the balance of $2.2 million in accrued liabilities was credited to other income.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures during the first nine months of fiscal 2001 totaled $538.5 million compared to $813.2 million in the corresponding period of the prior year. Additions to plant and equipment decreased from $586.2 million during the first nine months of fiscal 2000 to $510.1 million during the current period. Investments in unconsolidated affiliates were $27.8 million during the first nine months of fiscal 2001 versus $15.8 million last year. There were no expenditures for acquisitions during the current period compared to expenditures of $169.7 million during the first nine months of fiscal 2000. The prior year amount included the acquisition of the remaining 51.1 percent of the shares in KIG, the largest industrial gas company in Korea. Capital expenditures are expected to be approximately $800 million in fiscal 2001. It is anticipated these expenditures will be funded with cash from operations.

Total debt at 30 June 2001 and 30 September 2000, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 48% and 51%, respectively. Total debt decreased from $3,045.0 million at 30 September 2000 to $2,914.9 million at 30 June 2001.

There was no commercial paper outstanding at 30 June 2001. The company's total revolving credit commitments amounted to $600.0 million at 30 June 2001. No borrowings were outstanding under these commitments. Additional commitments totaling $69.0 million are maintained by the company's foreign subsidiaries, of which $10.9 million was utilized at 30 June 2001.

The estimated fair value of the company's long-term debt, including current portion, as of 30 June 2001 is $2,966.8 million compared to a book value of $2,829.0 million.

On 25 January 2001, the company announced its intention to reactivate its share repurchase program. Through the first nine months of fiscal 2001, the company has repurchased $75 million of its shares. Based on its current outlook, the company expects to purchase approximately $100 million of the company's shares during fiscal 2001.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions; demand and timing of the placing of orders for the goods and services of Air Products; competitive factors in the industries in which it competes; whether prices of natural gas and other raw materials fall in the remaining quarter of fiscal 2001; the ability to recover increased energy and raw material costs from customers; the availability of utilities, particularly in California, to provide electrical power; changes in government regulations; success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K.

          (a)(12)   Computation of Ratios of Earnings to Fixed Charges.

          (b) Current Report on Form 8-K dated 23 April 2001 was filed by the Registrant during the quarter ended 30 June 2001 in which Items 5 and 9 of such form were reported.

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


                                  Air Products and Chemicals, Inc.
                                  --------------------------------
                                  (Registrant)


Date: August 10, 2001             By:       /s/L. J. Daley
                                  ----------------------------------------
                                             L. J. Daley
                                   Vice President - Finance and Controller
                                   (Chief Financial Officer)