Form 10-K
period 2001-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2001-12-14
CIK 2969

[Air Products Logo]

Law Group
Air Products and Chemicals, Inc.
7201 Hamilton Boulevard
Allentown, PA  18195-1501
Telephone     (610) 481-7351
Tax : Law     (610) 481-8223
   Patent     (610) 481-7083




                                   December 14, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549-1004

      RE:  Air Products and Chemicals, Inc. (the "Company")
           Annual Report on Form 10-K - File No. 1-4534

Ladies and Gentlemen:

     Filed herewith, in electronic format, on behalf of Air Products and Chemicals, Inc., is the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     The financial statements in the Annual Report do not reflect any material changes from the preceding year in accounting principles or practices or in the method of applying such principles or practices.

                                   Sincerely,

                                   /s/ Robert F. Gerkens

                                   Robert F. Gerkens
                                   Assistant Corporate Secretary and
                                   Assistant General Counsel


Enclosure

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                        -------------------------------
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One) |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the fiscal year ended September 30, 2001
                                                    OR
           |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from           to
                                                ---------    ---------

                          Commission file number 1-4534

                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)
                       Delaware                          23-1274455
           (State or other jurisdiction of    (IRS Employer Identification No.)
           incorporation or organization)

               7201 Hamilton Boulevard
               Allentown, Pennsylvania                  18195-1501
      (Address of principal executive offices)          (Zip Code)
        Registrant's telephone number, including area code (610) 481-4911

-------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
                   Title of each class                    which registered
                   -------------------                    ----------------
         Common Stock, par value $1.00 per share        New York and Pacific
             Preferred Stock Purchase Rights            New York and Pacific
              8 3/4% Debentures Due 2021                        New York

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                              ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 2001, was $8.63 billion. For purposes of the foregoing calculation (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant's Flexible Employee Benefit Trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of November 30, 2001 was 227,200,340.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the fiscal year ended September 30, 2001. With the exception of those portions which are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.

     Proxy Statement for Annual Meeting of Shareholders to be held January 24, 2002 . . . Part III.

===============================================================================

                           FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis which is included under Item 7 herein, other important risk factors and uncertainties include overall economic and business conditions; demand and timing of the placing of orders for the goods and services of Air Products, including the success of recovery in the Air Products markets in the electronics industry; competitive factors in the industries in which it competes; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of terrorism impacting the United States and other markets; the success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                                TABLE OF CONTENTS

                                                                                                                Page

PART I.............................................................................................................1
    ITEM 1.   Business.............................................................................................1
           GASES...................................................................................................1
            Power Generation and Flue Gas Desulfurization..........................................................2
           CHEMICALS...............................................................................................2
            Performance Chemicals..................................................................................3
            Chemical Intermediates.................................................................................3
           EQUIPMENT...............................................................................................4
           GENERAL.................................................................................................4
            Foreign Operations.....................................................................................4
            Technology Development.................................................................................5
            Raw Materials and Energy...............................................................................6
            Environmental Controls.................................................................................6
            Competition............................................................................................7
            Insurance..............................................................................................8
            Employees..............................................................................................8
            Executive Officers of the Company......................................................................9
    ITEM 2.   Properties..........................................................................................10
            Gases.................................................................................................10
            Chemicals.............................................................................................10
            Equipment.............................................................................................11
    ITEM 3.   Legal Proceedings...................................................................................11
    ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................11

PART II...........................................................................................................11
    ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................11
    ITEM 6.   Selected Financial Data.............................................................................12
    ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............12
    ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk..........................................12
    ITEM 8.   Financial Statements................................................................................12
    ITEM 9.   Disagreements on Accounting and Financial Disclosure................................................12

PART III..........................................................................................................12
    ITEM 10.  Directors and Executive Officers of the Company.....................................................12
    ITEM 11.  Executive Compensation..............................................................................12
    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......................................12
    ITEM 13.  Certain Relationships and Related Transactions......................................................13

PART IV...........................................................................................................13
    ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................13
            SIGNATURES............................................................................................17


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

          Financial information concerning the Company's business segments appears in Note 18 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 2001 Financial Review Section of the Annual Report.

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

          Merchant supply--Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These merchant customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Some customers are also supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology which, in certain circumstances, the Company sells to its customers. Merchant customers' contract terms normally are from three to five years. Merchant gases and various specialty gases are also delivered in cylinders, dewars, and lecture bottle sizes.

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

          Tonnage and merchant sales of atmospheric gases--oxygen, nitrogen, and argon--constituted approximately 25% of Air Products' consolidated sales in fiscal year 2001 and 26% in fiscal years 2000 and 1999. Tonnage and merchant sales of industrial gases--principally oxygen, nitrogen, and hydrogen--to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 21% and 14%, respectively, of Air Products' consolidated sales in fiscal year 2001.

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

          Helium is sold for use in magnetic resonance imaging equipment, controlled atmospheres processes, and welding. Medical gases and equipment, primarily for inhalation therapy, are supplied to hospitals and clinics, as well as in Europe to the home care market.

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

          Sales of industrial gases to merchant customers and/or sales of specialty products to the electronics industry are made principally through field sales forces from 108 offices in 38 states in the United States and Puerto Rico, and from 198 offices in 24 foreign countries. In addition, industrial gas companies in which the Company has investments operate in more than 30 foreign countries.

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

Power Generation and Flue Gas Desulfurization

          Air Products operates and has 50% interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California and a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, the Netherlands, and a 100% interest in a 25-megawatt gas-fired combined cycle power generation facility principally supplying the Company's chemical complex in Calvert City, Kentucky. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.8% interest, operates in Thailand and supplies electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate. In the fourth quarter of fiscal year 2001, the Company sold its ownership and operating interests in two cogeneration facilities: an 88-megawatt facility in western Pennsylvania and a 115-megawatt facility in Orlando, Florida. The Company continues to assess the possibility of divestiture of its interest in the flue gas desulfurization facility in Porter County, Indiana.

          Additional information with respect to the Company's power generation and flue gas treatment businesses is included in Notes 3, 7 and 16 to the Consolidated Financial Statements included under Item 8 herein.

                                    CHEMICALS

          The Company's chemicals businesses consist of performance chemicals and chemical intermediates, where the Company is able to differentiate itself by the performance of its products in the customer's application, the technical service which the Company provides, and the scale of production and the production technology employed by the Company.

Performance Chemicals

          The principal businesses of performance chemicals are emulsions and specialty, polyurethane, and epoxy additives. Total sales from the performance chemicals business constituted approximately 16% of Air Products' consolidated sales in fiscal year 2001, 21% in fiscal year 2000, and 22% in fiscal year 1999.

        Additives
        ---------

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

          Emulsions
          ---------

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

Chemical Intermediates

          The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol, and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 11% of Air Products' consolidated sales in fiscal year 2001, 12% in fiscal year 2000, and 11% in fiscal year 1999.

          Amines-The Company produces a broad range of amines using ammonia and methanol, which are both manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines, are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, rubber chemicals, and pharmaceuticals. Ammonia is produced as a feedstock for its alkylamines business, supplemented by external purchases. Additional ammonia is purchased and converted to ammonium nitrate prills and solutions which are primarily sold to customers as fertilizers or for other chemical applications. Methanol is produced by Air Products as a feedstock in methylamine production, and the excess over this requirement is sold to a third party.

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

          The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $227 million on September 30, 2001, approximately 34% of which relates to cryogenic air separation, as compared with a total backlog of approximately $149 million on September 30, 2000. It is expected that approximately $187 million of the backlog on September 30, 2001, will be completed during fiscal year 2002.

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

          Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, Canada, and throughout Europe and Asia in 14 and nine countries, respectively. There are 50% industrial gas joint ventures in Africa, South Africa, Canada, seven countries in Europe, and five in Asia, and less than controlling interests in Canada and Mexico, four countries in Europe, and six in Asia. The Company has a 50% interest in a power generation facility in the Netherlands and a 48.8% interest in one in Thailand.

          The principal geographic markets for the Company's chemical products are North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Germany, Italy, the Netherlands, the United Kingdom, Australia, Singapore, Japan, Korea, China, and Mexico. The Company also has 50% joint ventures in Japan for distribution of POLYCAT(R) and manufacture and sale of DABCO(R) amine catalysts and a 50% joint venture in the U.K which is developing products relating to silicon wafer polishing, chemical mechanical planarization processes, and hard disk polishing. The polymer emulsions and pressure-sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the United States, Germany, Mexico, and Korea, along with a technical service center in Shanghai, China. Headquarters for the 20% investment in the redispersible powder venture with Wacker-Chemie are in Germany with manufacturing facilities in Germany and the United States. The Company also has less than controlling interests in Japan and Ireland, which sell chemicals to the electronics industry.

          Financial information about Air Products' foreign operations and investments is included in Notes 7, 14, and 18 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency", and information on Company exposure to currency fluctuations is included in Note 5 to the Consolidated Financial Statements included under Item 8 herein, under "Financial Instruments". Export sales from operations in the United States to unconsolidated customers amounted to $602 million, $558 million, and $528 million in 2001, 2000, and 1999, respectively.

Total export sales in fiscal year 2001 included $46 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.

Technology Development

          Air Products conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Basingstoke, London, and Crewe in the U.K.; Burghausen, Germany; Utrecht, the Netherlands; San Juan del Rio, Mexico; and Barcelona, Spain. The Company also funds and works closely on research and development programs with a number of major universities and conducts a sizable amount of research work funded by others, principally the United States Government.

          The Company's market-oriented approach to technology development encompasses research and development and engineering, as well as commercial development.

          The amount expended by the Company on research and development during fiscal year 2001 was $123 million, $124 million in fiscal year 2000, and $123 million in fiscal year 1999.

          In the gases and equipment segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics and chemical process industries including gases from air separation, specialty gases and hydrogen. Additionally, technology development for the equipment business is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production and separation.

          In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in polymer and performance chemicals. In addition, a major continuing effort supports the development of new and improved process and manufacturing technology for chemical intermediates and polymers.

          A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center, which conducts research in areas important to the long-term growth of the Company, with focus on performance materials.

          As of November 14, 2001, Air Products owned 935 United States patents and 1,630 foreign patents. The Company is also licensed to practice under patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

Raw Materials and Energy

          The Company manufactures hydrogen, carbon monoxide, synthesis gas, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 13% of the Company's consolidated sales in fiscal year 2001. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer which supports the polymer business, the Company is heavily dependent on a single supplier under a long-term contract which produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 28% of the Company's consolidated sales in fiscal year 2001. Natural gas is an energy source at a number of the Company's facilities. The Company also purchases ammonia under long-term contracts as a feedstock for several of its chemicals facilities.

          The Company's industrial gas facilities use substantial amounts of electrical power. Any shortage of electrical power or interruption of its supply or increase in its price which cannot be passed through to customers for competitive reasons will adversely affect the merchant gas business of the Company.

          In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal year 2001 no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

          The amounts charged to earnings on an after-tax basis related to environmental protection totaled $21 million in 2001, $30 million in 2000, and $27 million in 1999. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be $24 million in 2002 and 2003.

          Although precise amounts are difficult to define, the Company estimates that in fiscal year 2001 it spent approximately $11 million on capital projects to control pollution versus $3 million in 2000. Capital expenditures to control pollution in future years are estimated at approximately $16 million in 2002 and $13 million in 2003.

          To the extent long-term contracts have been entered into for supply of product, such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

          It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $9 million to a reasonably possible upper exposure of $19 million. The balance sheet at September 30, 2001, includes an accrual of $14 million. At September 30, 2000, the balance sheet accrual was $17 million.

          In addition to the environmental exposures discussed in the preceding paragraph, there will be spending at a Company-owned manufacturing site where the Company is undertaking RCRA remediation action. The Company estimates capital costs to implement the anticipated remedial program should not exceed $33 million. Spending was $28 million through fiscal year 2001 and is estimated at $.3 million for fiscal year 2002 and $2 million for fiscal year 2003. Operating and maintenance expenses associated with continuing the remedial program were minimal in fiscal year 2001 and are estimated to be approximately $1 million per year for an estimated period of up to 30 years. A former owner and operator at the site has agreed to reimburse the Company approximately 20% of the costs incurred in the remediation. Reimbursement of $.3 million and $1.4 million was received in fiscal years 2001 and 2000, respectively, and the reimbursement is estimated at $.2 million for fiscal year 2002. In fiscal year 1999, an insurance recovery related to this environmental site was received in the amount of $7.7 million. The cost estimates have not been reduced by the value of such reimbursements and insurance recovery.

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

Employees

On September 30, 2001, the Company (including majority-owned subsidiaries) had approximately 17,800 full-time employees, of whom approximately 7,700 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations which expire on various dates over the next three to four years. The Company considers relations with its employees to be satisfactory. The Company does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company. Executive Officers of the Company

          The Company's executive officers and their respective positions and ages on December 15, 2001, follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.


               Name                 Age                              Office
               ----                 ---                              ------
Leonard V. Broese van Groenou       54        Vice President - Human Resources (became Vice President-
         (D)                                  Human Resources in 2001; Vice President-Human Resources
                                              and Procurement of Air Products Europe prior thereto)

W. Douglas Brown                    55        Vice President, General Counsel, and Secretary
         (D)                                  (became Vice President, General Counsel, and Secretary in
                                              1999; Vice President-Administration, Gases and Equipment in
                                              1997; Senior Vice President-Law and Secretary of American
                                              Ref-Fuel Company prior thereto)

Andrew E. Cummins                   57        Group Vice President-Chemicals
         (D)                                  (became Group Vice President-Chemicals in 1999; Vice
                                              President-North America Gases in 1999; Vice
                                              President-General Industries Group in 1996)

Leo J. Daley                        55        Vice President-Finance and Controller
         (D)                                  (became Controller in 2000; Vice President-Finance in 1998;
                                              Vice President and Treasurer prior thereto)

Robert E. Gadomski                  54        Executive Vice President-Gases and Equipment
         (D)                                  (became Executive Vice President-Gases and Equipment in
                                              1999; Executive Vice President-Chemicals, Asia, and Latin
                                              America in 1998; Executive Vice President-Chemicals in 1996)

John P. Jones III                   51        Chairman, President, and Chief Executive Officer
         (A)(B)(C)(D)                         (became Chairman and Chief Executive Officer in 2000;
                                              President and Chief Operating Officer in 1998; Executive
                                              Vice President-Gases and Equipment in 1996)


Ronaldo Sullam                      60        President-Air Products Europe, Inc.
         (D)                                  (became President-Air Products Europe, Inc. in 1996)


----------

(A)   Member, Board of Directors
(B)   Member, Executive Committee of the Board of Directors
(C)   Member, Finance Committee of the Board of Directors
(D)   Member, Corporate Executive Committee

ITEM 2.   Properties.

          The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England; Brampton, near Toronto, Canada; and Hattingen, Germany. Administrative offices are also located in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, the People's Republic of China; Singapore; Brussels, Belgium; Paris, France; Barcelona, Spain; and Sao Paulo, Brazil. The management considers the Company's manufacturing facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of September 30, 2001.

Gases

          The gases segment has approximately 190 plant facilities in 38 states, the majority of which recover nitrogen, oxygen, and argon. The Company has eight facilities which produce specialty gases and 31 facilities which recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas, and acetylene is manufactured at six plants in six states in the United States. There are 110 sales offices and/or cylinder distribution centers located in 38 states.

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

          Air Products' European plant facilities total 73 and include nine plants which recover hydrogen, seven plants which manufacture dissolved acetylene, and four which recover carbon monoxide. The majority of European plants recover nitrogen, oxygen, and argon. In addition, there are four specialty gas centers. There is a combined total of 163 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia, Taiwan, Korea, Malaysia, and the Middle East. Representative offices are located in Hong Kong, Taiwan, and in Beijing and Shanghai in the People's Republic of China.

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

          The chemicals segment has 15 plant facilities, two sales offices, and one laboratory in the United States and operates three plants, nine sales/representative offices, and three laboratories in Europe, two laboratories in Brazil, Korea, China, and Japan, one plant in Mexico, two plants in Korea, one plant in Brazil, and sales offices in Australia, Brazil, Mexico, Japan, Korea, and Singapore, and representative offices in Beijing, Shanghai, and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate are owned. Approximately 75% of the offices are leased by the Company and 25% are owned.

Equipment

          The principal facilities utilized by the equipment segment include five plants and two sales offices in the United States, two plants and one office in Europe, one office in Japan, and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.  Legal Proceedings.

          In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), the Resource Conservation and Recovery Act (RCRA), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 45 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position, nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Additional information on the Company's environmental exposure is included under "Environmental Controls".

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.


                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          The Company's Common Stock, ticker symbol "APD", is listed on the New York and Pacific Stock Exchanges. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below.

                Quarterly Stock Information
                ---------------------------------------------------------



                2001      High         Low         Close     Dividend
                ---------------------------------------------------------
                First    $42.25       $30.50      $41.00      $.19
                ---------------------------------------------------------
                Second    43.45        35.00       38.40       .19
                ---------------------------------------------------------
                Third     48.70        37.98       45.75       .20
                ---------------------------------------------------------
                Fourth    49.00        32.25       38.58       .20
                ---------------------------------------------------------
                                                              $.78


                2000      High         Low         Close     Dividend
                ---------------------------------------------------------
                First    $33.88       $25.69      $33.56      $.18
                ---------------------------------------------------------
                Second    37.00        23.00       28.44       .18
                ---------------------------------------------------------
                Third     39.06        27.56       30.81       .19
                ---------------------------------------------------------
                Fourth    39.13        29.25       36.00       .19
                ---------------------------------------------------------
                                                              $.74

         The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences, and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company's Transfer Agent and Registrar is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, New York, 10038, telephone (800) 937-5449, Internet website www.amstock.com, and e-mail address info@amstock.com.

          As of November 30, 2001 there were 11,621 record holders of the Company's Common Stock.

ITEM 6.   Selected Financial Data.

          The tabular information appearing under "Eleven-Year Summary of Selected Financial Data" on pages 48 and 49 of the 2001 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The textual information appearing under "Management's Discussion and Analysis" on pages 17 through 23 of the 2001 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk.

          The textual information appearing under "Market Risks and Sensitivity Analysis" on pages 22 and 23 of the 2001 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   Financial Statements.

          The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated 26 October 2001, appearing on pages 24 through 49 of the 2001 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   Disagreements on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Company.

          The biographical information relating to the Company's directors contained on pages 7 through 10 of the Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11.  Executive Compensation.

          The information under "Director Compensation", "Report of the Management Development and Compensation Committee", "Executive Compensation Tables", "Severance and Other Change In Control Arrangements", and "Stock Performance Graph", appearing on pages 12 through 20 of the Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required for this Item is set forth in the sections headed "Persons Owning More than 5% of Air Products Stock" and "Air Products Stock Beneficially Owned by Officers and Directors" contained on pages 21 through 22 of the Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

          Not applicable.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  The following documents are filed as a part of this Report:

     1. The 2001 Financial Review Section of the Company's 2001 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

     (Page references to 2001 Financial Review Section of the Annual Report)

     Management's Discussion and Analysis......................................................... 17
     Report of Independent Public Accountants..................................................... 24
     Consolidated Income for the three years ended 30 September 2001.............................. 25
     Consolidated Balance Sheets at 30 September 2001 and 2000.................................... 26
     Consolidated Cash Flows for the three years ended 30 September 2001.......................... 27
     Consolidated Shareholders' Equity for the three years ended 30 September 2001................ 28
     Notes to Consolidated Financial Statements................................................... 29
     Business Segment and Geographic Information.................................................. 45
     Eleven-Year Summary of Selected Financial Data............................................... 48

     2. The following additional information should be read in conjunction with the financial statements in the Company's 2001 Financial Review Section of the Annual Report to Shareholders:
                        (Page references to this report)

   Report of Independent Public Accountants on Schedule........................................... 19
   Consent of Independent Public Accountants...................................................... 19

     Consolidated Schedule for the years ended 30 September 2001, 2000, and 1999 as follows:

      Schedule
      Number
      ------
      VIII   Valuation and Qualifying Accounts...................................................  20

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

     3. Exhibits.

        Exhibit No.   Description

         (3)          Articles of Incorporation and By-Laws.

         3.1 By-Laws of the Company. (Filed as Exhibit 3.1 to the Company's Form 8-K Report dated September 18, 1997.)*

         3.2          Restated Certificate of Incorporation of the Company.
                      (Filed as Exhibit 3.2 to the Company's Form 10-K Report or the fiscal year ended September 30, 1987.)*

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

         10.2 1997 Long-Term Incentive Plan of the Company effective October 1, 1996. (Filed as Exhibit 10.2(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

         10.2(a) Excerpt from resolutions approving amendments to the 1997 Long-Term Incentive Plan of the Company, effective
                      20 September 2000. (Filed as Exhibit 10.2(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         10.3 Amended and Restated 1997 Annual Incentive Plan of the Company effective 1 January 2000. (Filed as
                      Exhibit 10.2 to the Company's Form 10-Q Report for the period ending 31 March 2000.)*

         10.3(a) Excerpt from resolutions amending the 1997 Annual Incentive Plan of the Company, effective 20 September 2000. (Filed as Exhibit 10.3(a) to the Company's
                      Form 10-K Report for the fiscal year ended
                      September 30, 2000.)*

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

         10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted September 20, 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended September 30, 1995.)*

         10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted November 2, 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996.)*

         10.4(d) Resolutions delegating certain authority to amend the Supplementary Pension Plan of the Company, effective January 26, 2000. (Filed as Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         10.4(e) Resolutions approving amendments to the Supplementary Pension Plan of the Company, effective September 20, 2000. (Filed as Exhibit 10.4(e) to the Company's
                      Form 10-K Report for the fiscal year ended
                      September 30, 2000.)*

         10.5 Supplementary Savings Plan of the Company as amended October 1, 1989. (Filed asExhibit 10.5 to the Company's Form 10-K Report for the fiscal year ended September 30, 1989.)*

         10.5(a) Amendment to Supplementary Savings Plan of the Company effective April 1, 1998. (Filed as Exhibit 10.3(a) to the Company's Form 10-K Report for the fisca year ended September 30, 1998.)*

         10.5(b) Resolutions approving amendments to the Supplementary Savings Plan of the Company effective 1 January 2000. (Filed as Exhibit 10.2 to the Company's Form 10-Q Report for the period ending 31 March 2000.)*

         10.6 Amended and Restated Deferred Compensation Plan for Directors of the Company, effective May 19, 1998. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 1998.)*

         10.6(a) Resolutions approving amendments to the Compensation Program For Directors of the Company effective 1 April 2000. (Filed as Exhibit 10.6(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         10.6(b) Resolutions approving an Amendment to the Deferred Compensation Plan for Directors of the Company effective 20 September 2001.

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

         10.13(a) Amendment No.1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted January 1, 2000. (Filed as Exhibit 10.13(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         10.14 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of August 1, 1999. (Filed as
                      Exhibit 10.14 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.14(a) Amendment No.1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted January 1, 2000. (Filed as Exhibit 10.14(a) to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         10.15 Form of Split Employment Contracts for an executive officer with the Company dated November 6, 1999 and with an affiliate of the Company dated June 4, 1996, and amended by letter dated November 6, 1999. (Filed as Exhibit 10.15 to the Company's Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.16 Form of Severance Agreements which the Company has with each of its U.S. Executive Officers and European Executive Officer. (Filed as Exhibit 10.16 to the Company's
                      Form 10-K Report for the fiscal year ended September 30, 1999.)*

         10.17 Resolutions authorizing modifications to the Supplementary Pension Plan and Supplementary Savings Plan of the Company, effective 15 September 1999. (Filed as
                      Exhibit 10.17 to the Company's Form 10-K Report for the fiscal year ended September 30, 2000.)*

         (11)         Earnings per share.

         (12)         Computation of Ratios of Earnings to Fixed Charges.

         (13) 2001 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended September 30, 2001, which is furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

         (21)         Subsidiaries of the registrant.

         (24)         Power of Attorney.



     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

     Current Reports on Form 8-K dated July 20, 2001, August 16, 2001, and August 30, 2001, were filed in which Items 5 and 9 of such Form were reported.

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

Dated: December 14, 2001

                                         AIR PRODUCTS AND CHEMICALS, INC.
                                                    (Registrant)


                                         By:       /s/ Leo. J. Daley
                                             --------------------------------
                                             Leo J. Daley, Vice President-
                                             Finance and Controller
                                             Principal Financial and
                                             Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                               Title                              Date
             ---------                               -----                              ----

        /s/ John P. Jones                   Director, Chairman, President, and    December 14, 2001
--------------------------------------      Chief Executive Officer
        (John P. Jones III)                 (Principal Executive Officer)



                *                            Director                             December 14, 2001
--------------------------------------
        (Mario L. Baeza)


                *                            Director                             December 14, 2001
--------------------------------------
      (L. Paul Bremer III)


                *                            Director                             December 14, 2001
--------------------------------------
         (Robert Cizik)


                *                            Director                             December 14, 2001
--------------------------------------
      (Michael J. Donahue)


                *                            Director                             December 14, 2001
--------------------------------------
      (Ursula F. Fairbairn)


                *                            Director                             December 14, 2001
--------------------------------------
     (Edward E. Hagenlocker)

                 *                            Director                            December 14, 2001
--------------------------------------
       (James F. Hardymon)



            Signature                               Title                              Date
            ---------                               -----                              ----

                *                            Director                             December 14, 2001
--------------------------------------
      (Terry R. Lautenbach)


                *                            Director                             December 14, 2001
--------------------------------------
       (Charles H. Noski)


                *                            Director                             December 14, 2001
--------------------------------------
        (Paula G. Rosput)

                *                            Director                             December 14, 2001
--------------------------------------
      (Lawrason D. Thomas)



*W. Douglas Brown, Vice President, General Counsel, and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals which is filed with the Securities and Exchange Commission herewith.




                                    /s/ W. Douglas Brown
                      --------------------------------------------
                                    W. Douglas Brown
                                    Attorney-in-Fact

              Report of Independent Public Accountants on Schedule


To: Air Products and Chemicals, Inc.

          We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Air Products and Chemicals, Inc.'s Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated
26 October 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
26 October 2001



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Air Products and Chemicals, Inc.

          As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 and Form S-3 (File Nos. 333-33851, 333-02461, 33-2068, 33-65117, 333-21145,
333-45239, 333-18955, 333-21147, 333-60147, 333-71405, 333-73105, 333-95317,
333-31578, 333-90773, 333-54224, and 333-56292).



                                             ARTHUR ANDERSEN LLP





Philadelphia, Pennsylvania
13 December 2001

                                                                  SCHEDULE VIII
                                                                   CONSOLIDATED

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended 30 September 2001, 2000, and 1999

            Classification                                                             Other Changes
                                                            Additions                Increase(Decrease)
                                                     -------------------------  -------------------------
                                        Balance at   Charged       Charged       Cumulative               Balance
                                        Beginning        to        to other      Translation              at End of
                                        of period    Expense       Accounts[1]   Adjustment   Other[2]    Period
--------------------------------------------------------------------------------------------------------------------
                                                             (in millions of dollars)

Year Ended 30 September 2001
 Allowance for doubtful accounts         $ 13        $ 10          $ 0           $ 0          $(13)       $ 10


Year Ended 30 September 2000
 Allowance for doubtful accounts         $ 12        $  8          $ 2           $[1]         $ (8)       $ 13


Year Ended 30 September 1999
 Allowance for doubtful accounts         $ 17        $  6          $ 1           $[1]         $(11)       $ 12


Notes:

[1] Includes primarily collections on accounts previously written off.

[2] Primarily includes write-offs of uncollectible accounts.