Form 10-Q
period 2001-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2002-02-13
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended 31 December 2001
                                       ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                          Commission file number 1-4534
                                                 ------


                        AIR PRODUCTS AND CHEMICALS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          Delaware                                          23-1274455
----------------------------------------------------------------------------------------------------
 (State of Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

           7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code    610-481-4911
                                                   --------------------

        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                                                Outstanding at 8 February 2002
         ---------------------------                                    --------------------------------
         Common Stock, $1 par value                                                227,203,388

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                                   Page No.
                                                                                                                   --------
Part I.  Financial Information

   Consolidated Balance Sheets -
     31 December 2001 and 30 September 2001 .......................................................................    3

   Consolidated Income -
     Three Months Ended 31 December 2001 and 2000 .................................................................    4

   Consolidated Statement of Comprehensive Income -
     Three Months Ended 31 December 2001 and 2000 .................................................................    5

   Consolidated Cash Flows -
     Three Months Ended 31 December 2001 and 2000 .................................................................    6

   Summary by Business Segments -
     Three Months Ended 31 December 2001 and 2000 .................................................................    7

   Summary by Geographic Regions -
     Three Months Ended 31 December 2001 and 2000 .................................................................    8

   Notes to Consolidated Financial Statements .....................................................................    9

   Management's Discussion and Analysis ...........................................................................   12

Part II.  Other Information

   Item 1.  Legal Proceedings .....................................................................................   15

   Item 6.  Exhibits and Reports on Form 8-K ......................................................................   15

   Signatures .....................................................................................................   16

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

Results of operations for any three-month period are not necessarily indicative of the results of operations for a full year.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  31 December 2001         30 September 2001
ASSETS                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                                $      68.3                $     66.2
Trade receivables, less allowances for doubtful accounts                                 867.4                     913.4
Inventories                                                                              404.2                     410.5
Contracts in progress, less progress billings                                             81.3                      67.9
Other current assets                                                                     207.4                     226.8
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   1,628.6                   1,684.8
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES                           516.9                     499.5
PLANT AND EQUIPMENT, at cost                                                          10,324.9                  10,226.5
Less - Accumulated depreciation                                                        5,210.2                   5,108.0
--------------------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                               5,114.7                   5,118.5
--------------------------------------------------------------------------------------------------------------------------------
GOODWILL                                                                                 380.7                     384.7
OTHER NONCURRENT ASSETS                                                                  398.0                     396.6
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $   8,038.9                $  8,084.1
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                                          $     463.6                $    512.2
Accrued liabilities                                                                      301.1                     341.6
Accrued income taxes                                                                      67.6                      48.4
Short-term borrowings                                                                    249.9                     255.7
Current portion of long-term debt                                                        165.2                     194.5
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              1,247.4                   1,352.4
--------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                         1,989.5                   2,027.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                           714.8                     702.0
DEFERRED INCOME TAXES                                                                    795.7                     778.4
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      4,747.4                   4,860.3
--------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                                120.9                     118.0
--------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2002 and 2001-249,455,584                   249.4                     249.4
  shares)
Capital in excess of par value                                                           392.7                     384.9
Retained earnings                                                                      4,036.4                   3,965.9
Accumulated other comprehensive income (loss)                                           (476.4)                   (452.5)
Treasury Stock, at cost (2002-22,255,244 shares; 2001-22,269,244 shares)                (768.3)                   (768.8)
Shares in trust (2002-11,239,755 shares; 2001-11,723,720 shares)                        (263.2)                   (273.1)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                             3,170.6                   3,105.8
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   8,038.9                $  8,084.1
================================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                               CONSOLIDATED INCOME
                                   (UNAUDITED)

(Millions of dollars, except per share)
------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                    31 December
                                                                               2001               2000
------------------------------------------------------------------------------------------------------------
SALES                                                                        $1,316.5           $1,475.8
COSTS AND EXPENSES
Cost of sales                                                                   937.1            1,059.6
Selling and administrative                                                      169.3              173.5
Research and development                                                         30.4               28.5
Other (income) expense, net                                                      (4.5)             (13.3)
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                184.2              227.5
Income from equity affiliates, net of related                                    18.4               20.9
   expenses
Interest expense                                                                 35.1               48.4
------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                       167.5              200.0
Income taxes                                                                     48.8               61.7
Minority interest (a)                                                             5.0                2.7
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $  113.7           $  135.6
============================================================================================================
BASIC EARNINGS PER COMMON SHARE                                                   $.53               $.63
------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                 $.52               $.62
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (in                                    215.7              214.4
   millions)
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON                                    220.6              217.9
   EQUIVALENT SHARES (in millions)(b)
------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE - Cash                                       $ .20              $ .19
------------------------------------------------------------------------------------------------------------

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

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(Millions of dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                             31 December
                                                                                         2001           2000
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $113.7         $135.6
-------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net change in unrealized holding gains                                                      .8            (.8)
Net gain on derivatives                                                                    1.6            1.4
Translation adjustments                                                                  (26.3)         (17.6)
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax                                      (23.9)         (17.0)
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                     $89.8         $118.6
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

(Millions of dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three Months Ended
                                                                                                           31 December
                                                                                                 2001                  2000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                      $113.7                $135.6
Adjustments to reconcile income to cash provided by operating activities:
   Depreciation                                                                                  139.3                 148.4
   Deferred income taxes                                                                          13.1                  (4.8)
   Undistributed earnings of unconsolidated affiliates                                           (12.1)                 (4.9)
   Loss (gain) on sale of assets and investments                                                    .2                  (1.3)
   Other                                                                                          32.1                  15.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
   Trade receivables                                                                              36.6                 (69.8)
   Inventories and contracts in progress                                                          (9.4)                (18.1)
   Payables, trade and other                                                                     (45.2)                 (1.3)
   Other                                                                                           5.5                  84.4
----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                            273.8                 283.9
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Additions to plant and equipment (a)                                                         (178.0)               (138.0)
   Investment in and advances to unconsolidated affiliates                                       (20.9)                (16.9)
   Proceeds from sale of assets and investments                                                   16.5                  18.6
   Other                                                                                          (9.3)                 12.1
----------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                              (191.7)               (124.2)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Long-term debt proceeds                                                                         3.5                   3.9
   Payments on long-term debt                                                                    (47.3)                (26.0)
   Net decrease in commercial paper and other short-term borrowings                               (3.4)               (103.9)
   Dividends paid to shareholders                                                                (43.1)                (40.7)
   Issuance of stock for options and award plans                                                  12.3                   5.1
----------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                                                               (78.0)               (161.6)
----------------------------------------------------------------------------------------------------------------------------------
   Effect of Exchange Rate Changes on Cash                                                        (2.0)                 (6.9)
----------------------------------------------------------------------------------------------------------------------------------
   Increase (Decrease) in Cash and Cash Items                                                      2.1                  (8.8)
   Cash and Cash Items - Beginning of Year                                                        66.2                  94.1
----------------------------------------------------------------------------------------------------------------------------------
   Cash and Cash Items - End of Period                                                          $ 68.3                $ 85.3
==================================================================================================================================

(a) Excludes capital lease additions of $.5 and $8.5 in 2002 and 2001, respectively.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                   (UNAUDITED)

Business segment information is shown below:

(Millions of dollars)
-----------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                         31 December
                                                                                    2001                2000
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers
  Gases                                                                          $  904.1            $1,026.7
  Chemicals                                                                         349.0               393.3
  Equipment                                                                          63.4                55.8
-----------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                  1,316.5             1,475.8
-----------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                            $1,316.5            $1,475.8
-----------------------------------------------------------------------------------------------------------------
Operating income
  Gases                                                                            $152.0              $191.4
  Chemicals                                                                          40.5                37.0
  Equipment                                                                            .9                 1.1
-----------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                    193.4               229.5
-----------------------------------------------------------------------------------------------------------------
Corporate research and development and other                                         (9.2)               (2.0)
  income/(expense)
-----------------------------------------------------------------------------------------------------------------
Consolidated Totals                                                                $184.2              $227.5
-----------------------------------------------------------------------------------------------------------------
Equity affiliates' income
  Gases                                                                             $15.8               $18.7
  Chemicals                                                                           2.3                 1.5
  Equipment                                                                            .3                  .7
-----------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                     18.4                20.9
-----------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                               $18.4               $20.9
-----------------------------------------------------------------------------------------------------------------
Identifiable assets (a)
  Gases                                                                         $5,793.5            $5,977.9
  Chemicals                                                                      1,379.5             1,482.0
  Equipment                                                                        197.9               229.8
-----------------------------------------------------------------------------------------------------------------
  Segment Totals                                                                 7,370.9             7,689.7
-----------------------------------------------------------------------------------------------------------------
  Corporate assets                                                                 151.1               120.6
-----------------------------------------------------------------------------------------------------------------
  Consolidated Totals                                                           $7,522.0            $7,810.3
-----------------------------------------------------------------------------------------------------------------
Operating Return On Net Assets (ORONA) (a)
  Gases                                                                             11.6%               12.6%
  Chemicals                                                                         10.2%               11.8%
  Equipment                                                                          5.6%                7.2%
-----------------------------------------------------------------------------------------------------------------
Segment Totals                                                                      11.2%               12.3%
-----------------------------------------------------------------------------------------------------------------
Consolidated Totals                                                                 10.6%               11.5%
-----------------------------------------------------------------------------------------------------------------

(a) ORONA is calculated as the rolling four quarter sum of operating income divided by the rolling five quarter average of total assets less investments in equity affiliates (identifiable assets).

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (UNAUDITED)

(Millions of dollars)
------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                         31 December
                                                                                        2001              2000
------------------------------------------------------------------------------------------------------------------
Revenues from external customers
  United States                                                                     $   837.9           $   981.2
  Canada                                                                                 25.0                29.5
------------------------------------------------------------------------------------------------------------------
      Total North America                                                               862.9             1,010.7
------------------------------------------------------------------------------------------------------------------
  United Kingdom                                                                        110.9               112.4
  Spain                                                                                  81.2                74.3
  Other Europe                                                                          151.9               147.6
------------------------------------------------------------------------------------------------------------------
      Total Europe                                                                      344.0               334.3
------------------------------------------------------------------------------------------------------------------
  Asia                                                                                   82.9                92.6
  Latin America                                                                          26.6                38.1
  All Other                                                                                .1                  .1
------------------------------------------------------------------------------------------------------------------
Total                                                                                $1,316.5            $1,475.8
------------------------------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except per share)

The company changed its reporting of demurrage/cylinder income to include it in revenues. Previously, it was included as an offset to cost of sales. The consolidated income statements of the prior periods have been adjusted to reflect this reclassification. The impact on 2001 and 2000 is to increase both consolidated and gases segment sales and cost of sales by $140.3 and $142.5, respectively. The impact on the gases segment for each quarter of 2001 and 2000 is provided below:

GASES SEGMENT

                                                      Q1            Q2          Q3              Q4          Total
2001
Sales
   As reported                                          992.2       1,043.2       983.9         924.7       3,944.0
   Reclassified                                       1,026.7       1,079.3     1,018.7         959.6       4,084.3

Operating margin % excluding special items
   As reported                                           19.3          17.6        17.8          18.8          18.4
   Reclassified                                          18.6          17.0        17.2          18.2          17.7

2000
Sales
   As reported                                          780.6         842.1       894.8         948.0       3,465.5
   Reclassified                                         816.2         878.4       929.9         983.5       3,608.0

Operating margin % excluding special items
   As reported                                           19.6          19.6        21.2          20.2          20.2
   Reclassified                                          18.8          18.8        20.4          19.5          19.4


The company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" on 1 October 2001. SFAS No. 141 requires all business combinations after 30 June 2001 to be accounted for by the purchase method. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. There was no impact on the financial statements from the adoption of this standard. The change in the carrying amount of goodwill for the three months ended 31 December 2001 was principally due to currency translation adjustments.

The company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on 1 October 2001. This Statement provides that goodwill and intangible assets with indefinite lives will no longer be amortized. The Statement requires the company to conduct an impairment test of goodwill to assess whether there is an indication that goodwill is impaired within six months of the adoption date of the standard. If this test indicates that goodwill may be impaired, the company is required to conduct a second test to calculate the amount of impairment loss by 30 September 2002. In subsequent years an impairment test will be performed on an annual basis and whenever events or circumstances occur indicating that goodwill may be impaired. The company is currently performing an impairment test of goodwill as of 1 October 2001.

As required by SFAS 142, the company has reassessed the balance sheet classification, useful lives, and residual values of all acquired intangible assets. As a result of this assessment, no adjustments or reclassifications were required and only goodwill was determined to have an indefinite life. Goodwill amortization in 2001 was $14.8 on an after-tax basis, or $.07 per share. Goodwill amortization for the three months ended 31 December 2000 was $3.8 on an after-tax basis, or $.02 per share.

The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                     31 December
                                                                                2001                2000
-------------------------------------------------------------------------------------------------------------
Numerator for basic EPS
  and diluted EPS-net income                                                  $113.7                $135.6

Denominator for basic EPS
  -weighted average shares                                                     215.7                 214.4

Effect of diluted securities:
  Employee stock options                                                         4.3                   2.8
  Other award plans                                                               .6                    .7
-------------------------------------------------------------------------------------------------------------
                                                                                 4.9                   3.5
-------------------------------------------------------------------------------------------------------------
Denominator for diluted EPS
  -weighted average shares and
   assumed conversions                                                         220.6                 217.9
=============================================================================================================

Basic EPS                                                                        $.53                  $.63
=============================================================================================================

Diluted EPS                                                                      $.52                  $.62
=============================================================================================================

In fiscal 2001, the company recorded a charge of $109.2 for the global cost reduction plan (2001 Plan). The charge included $79.6 for severance benefits and pension plan settlements, and $29.6 for asset impairments and related restructuring charges. The 2001 Plan included 670 position eliminations. As of 31 December 2001, there were 328 positions eliminated.

                        ACCRUAL FOR COST REDUCTION PLANS

                                            Severance       Pension      Other (1)       Total
Balance at 30 September 2001                     $49.1           $ --          $1.5        $50.6
   Cash expenditures                               9.9             --            --          9.9
Balance at 31 December 2001                      $39.2           $ --          $1.5        $40.7

        (1) Asset impairments and related expenses are included in the other category.

Income from equity affiliates contributed $.07 and $.09 to diluted earnings per share for the three months ended 31 December 2001 and 2000, respectively.

In January 2002 the company announced an agreement to sell the majority of its U.S. packaged gas business, excluding the electronic gases and magnetic resonance imaging related helium operations, to Airgas, Inc.(Airgas). This divestiture is consistent with the company's portfolio management process, a process designed to improve the mix and value of its growth and core businesses. The agreement is subject to regulatory approval. The agreement would include approximately 100 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the retail selling of welding hardgoods, including customer service centers, warehouses, and other related assets. The assets to be sold generated $223 in revenues in 2001, and employ approximately 1,100 people. The company also agreed to sell packaged gas operations in the Carolinas and in Southern Virginia to National Welders Supply Company, Inc., a joint venture between Airgas and the Turner family of Charlotte, N.C. These operations include nine sites, which generated $17 in revenues in 2001 and employ 100 people. The proceeds from these transactions are expected to be $254 and the company expects to recognize a gain on the transaction. The amount of gain to be recognized is subject to finalization of transaction costs and allocation of goodwill to this business in accordance with SFAS No. 142.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                    FIRST QUARTER 2002 VS. FIRST QUARTER 2001

--------------------------------------------------------------------------------
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)

RESULTS OF OPERATIONS

CONSOLIDATED - Sales in the first quarter of 2002 of $1,316.5 declined 11%, or $159.3, compared with the same quarter in the prior year. Operating income was $184.2, down $43.3, or 19%. Income from equity affiliates was down $2.5 to $18.4. Net income was $113.7, or $.52 diluted earnings per share, compared to net income of $135.6, or $.62 diluted earnings per share.

All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

INDUSTRIAL GASES - Industrial gases sales declined $122.6, or 12%, to $904.1 in the first quarter of 2002. The decline was principally due to electronics continuing to be affected by soft demand coupled with the reduction of natural gas cost pass-through. The decline in sales was partially offset by higher merchant gases pricing and stronger medical volumes in Europe.

Industrial gases operating income of $152.0 declined $39.4, or 21%. This decline was principally due to the depressed conditions in the global electronics market as well as the impact of chemicals and processing industries (CPI) customer outages and related maintenance spending. Higher merchant gases pricing and strong medical volumes in Europe as well as in Asia partially offset the operating income decline. Currency and exchange related effects had no impact on the operating income comparison. The gases segment operating margin was 16.8%, down 1.8% from 18.6%.

Results for electronics continued to be affected by a sharp reduction in customers' global silicon wafer processing due to soft demand. Total worldwide CPI tonnage volume remained essentially unchanged. Liquid bulk volume declined 9% in North America, reflecting softening demand across a number of end markets. Improved pricing, lower operating costs, and lower overheads in liquid bulk were able to more than offset the continued general slowdown in volumes. Average liquid oxygen and nitrogen (LOX/LIN) prices increased 4% as a direct result of pricing and surcharge initiatives. Cylinder volume declined 2%, primarily due to the general economic slowdown.

A 4% increase in the European LOX/LIN price index led to an improvement in European operating income. This improvement was tempered by a 5% decline in European liquid bulk volumes. The Asian liquid bulk volume increased 1% primarily due to growth in Southern China and in Thailand.

Gases equity affiliates' income was down $2.9, or 16%, mainly due to the absence of income from two cogeneration facilities that were divested in the fourth quarter of 2001.

CHEMICALS - Sales in the first quarter of 2002 of $349.0 declined $44.3, or 11%. Excluding the effects of natural gas cost pass-through and some prior year polyvinyl alcohol post-sale export revenues, sales were down 6%. The overall volume index for chemicals was down 7%. Performance chemicals experienced a 5% volume decline and chemical intermediates volumes declined 11%. Within performance chemicals, emulsions volume declined partially in response to price increases implemented to recover cost increases. Additionally, volumes in most major product lines declined as a result of the slowing economy. Within chemical intermediates, while methylamines reflected modest volume growth, polyurethane intermediates volumes declined due to market softness as well as weaker demand in specialty and higher amines.

Operating income of $40.5 increased $3.5, or 9%, due to lower raw material, feedstock, and overhead costs partially offset by lower volumes. The operating margin of 11.6% increased 2.2% from prior year's 9.4%.

EQUIPMENT - Sales of $63.4 were up $7.6, or 14%, due to increased activity across several product lines. Operating income declined $.2, to $.9. The sales backlog for the equipment segment at 31 December 2001 was $203.5 compared to $131.0 at 31 December 2000 and $227.2 at 30 September 2001.

INTEREST

Interest expense of $35.1 decreased $13.3, or 27%. The decrease principally resulted from a combination of lower average debt outstanding and lower interest rates.

INCOME TAXES

The effective tax rate for the first quarter of 2002 was 30.0%, after minority interest of $5.0. The comparable rate in the prior year was 31.3%. The 1.3% decrease was due principally to higher tax credits in the current year.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

Capital expenditures during the first three months of 2002 totaled $199.4 compared to $163.4. Additions to plant and equipment increased to $178.0 during the first quarter of 2002 from $138.0. Investments in and advances to unconsolidated affiliates were $20.9 during the current period versus $16.9. There were no expenditures for acquisitions during first quarter of either 2002 or 2001. Capital expenditures for new plant and equipment are expected to be approximately $700 in 2002. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded with cash from operations and proceeds from asset sales.

Total debt at 31 December 2001 and 30 September 2001, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 42% and 43%, respectively. Total debt decreased from $2,477.7 at 30 September 2001 to $2,404.6 at 31 December 2001.

There was $221.3 of commercial paper outstanding at 31 December 2001. The company's total revolving credit commitments amounted to $600.0 at 31 December 2001. No borrowings were outstanding under these commitments. Additional commitments totaling $58.6 are maintained by the company's foreign subsidiaries, of which $23.5 was utilized at 31 December 2001.

The estimated fair value of the company's long-term debt, including current portion, as of 31 December 2001 is $2,232.0 compared to a book value of $2,154.7. There have been no material changes to the company's commitments for future payments of long-term debt, leases, and unconditional purchase obligations.

The company's off-balance sheet arrangements include the sale and leaseback of cryogenic vessel equipment with a third party and the debt of its equity affiliates. In September 2001, the company sold and leased back certain cryogenic vessel equipment for $301.9. This operating lease has a five-year term with purchase and renewal options. This lease includes a residual value guarantee by the company not to exceed $256. The probability of incurring a material loss under this guarantee is remote. Summarized financial information of equity affiliates was provided in note 7 to the consolidated financial statements in the company's 2001 annual report on Form 10-K.

The company has not entered into any off-balance sheet arrangements with a limited or special purpose entity. Liquidity and availability of capital resources are not dependent on the use of off-balance sheet arrangements. The company has no material obligations to provide funding for lines of credit, take-or-pay contracts, throughput agreements, or similar types of arrangements.

As discussed in note 16 to the consolidated financial statements in the company's 2001 annual report on Form 10-K, the company has guaranteed repayment of borrowings of certain foreign affiliates and has equity support agreements related to the financing by equity affiliates for cogeneration projects. The company does not expect that any sum it may have to pay in connection with these matters will have a materially adverse effect on its consolidated financial position or results of operations.

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2001 and the three months ended 31 December 2001, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

FINANCIAL INSTRUMENTS

There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report. All financial instruments are entered into for other than trading purposes.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this release are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, including the success of the world economy significantly strengthening in the second half of the fiscal year; demand and timing of the placing of orders for the goods and services of Air Products, including the success of recovery in the Air Products' markets in the electronics industry in the second half of the fiscal year; competitive factors in the industries in which it competes; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of terrorism impacting the United States' and other markets; the success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in the jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

        ITEM 1.         LEGAL PROCEEDINGS.

                The Company has received several notices between June 2001 and January 2002, of civil administrative penalties from the New Jersey Department of Environmental Protection alleging various exceedances and discrepancies relating to the air emissions from the thermal oxidizer at the Company's Paulsboro, New Jersey chemical production facility. While the aggregated penalties proposed are $157,000, the Company expects that the ultimate penalty amount to be incurred by the Company will be reduced.

        ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)(12) Computation of Ratios of Earnings to Fixed Charges.

                (b) Current Report on Form 8-K dated 22 October 2001 was filed by the Registrant during the quarter ended 31 December 2001 in which Items 5 and 9 of such Form were reported.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                             Air Products and Chemicals, Inc.
                                                                  -----------------------------------------------------
                                                                                       (Registrant)


Date: February 13, 2002                                By:                            /s/L. J. Daley
                                                                  -----------------------------------------------------
                                                                                        L. J. Daley
                                                                                 Vice President - Finance
                                                                                 (Chief Financial Officer)

================================================================================





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


                     For the quarter ended 31 December 2001


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

                                INDEX TO EXHIBITS


        (a)(12)         Computation of Ratios of Earnings to Fixed Charges.