Form 10-Q
period 2002-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2002-05-03
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 March 2002
                                        -------------

                                       OR

  |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                          Commission file number 1-4534
                                                 ------


                        AIR PRODUCTS AND CHEMICALS, INC.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                                23-1274455
---------------------------------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

          7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code    610-481-4911
                                                   --------------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at 1 May 2002
---------------------------               ------------------------------------
Common Stock, $1 par value                         227,203,388

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I.  Financial Information
         ---------------------

 Consolidated Balance Sheets -
  31 March 2002 and 30 September 2001 ...........................................................    3

 Consolidated Income -
  Three Months and Six Months Ended 31 March 2002 and 2001 ......................................    4

 Consolidated Statement of Comprehensive Income -
  Three Months and Six Months Ended 31 March 2002 and 2001 ......................................    5

 Consolidated Cash Flows -
  Six Months Ended 31 March 2002 and 2001 .......................................................    6

 Summary by Business Segments -
  Three Months and Six Months Ended 31 March 2002 and 2001 ......................................    7

 Summary by Geographic Regions -
  Three Months and Six Months Ended 31 March 2002 and 2001 ......................................    9

 Notes to Consolidated Financial Statements ......................................................  10

 Management's Discussion and Analysis ............................................................  13

Part II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders ....................................  19

 Item 6.  Exhibits and Reports on Form 8-K .......................................................  20

 Signatures ......................................................................................  21

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


(Millions of dollars, except per share)
----------------------------------------------------------------------------------------------------------------------
                                                                            31 March 2002        30 September 2001
ASSETS                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                            $   97.8               $   66.2
Trade receivables, less allowances for doubtful accounts                          867.2                  913.4
Inventories                                                                       364.4                  410.5
Contracts in progress, less progress billings                                      95.3                   67.9
Other current assets                                                              206.6                  226.8
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            1,631.3                1,684.8
----------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO                                      530.6                  499.5
 EQUITY AFFILIATES
PLANT AND EQUIPMENT, at cost                                                   10,157.1               10,226.5
Less - Accumulated depreciation                                                 5,160.2                5,108.0
----------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                        4,996.9                5,118.5
----------------------------------------------------------------------------------------------------------------------
GOODWILL                                                                          343.1                  384.7
OTHER NONCURRENT ASSETS                                                           368.9                  396.6
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $7,870.8               $8,084.1
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                                      $  460.3               $  512.2
Accrued liabilities                                                               323.0                  341.6
Accrued income taxes                                                               77.5                   48.4
Short-term borrowings                                                              46.6                  255.7
Current portion of long-term debt                                                  66.9                  194.5
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         974.3                1,352.4
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                  1,968.9                2,027.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                    718.9                  702.0
DEFERRED INCOME TAXES                                                             791.1                  778.4
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               4,453.2                4,860.3
----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                         120.9                  118.0
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2002 and 2001-249,455,584            249.4                  249.4
  shares)
Capital in excess of par value                                                    417.2                  384.9
Retained earnings                                                               4,118.9                3,965.9
Accumulated other comprehensive income (loss)                                    (498.1)                (452.5)
Treasury Stock, at cost (2002- 22,252,196 shares; 2001-22,269,244 shares)        (768.3)                (768.8)
Shares in trust (2002- 9,489,217 shares; 2001-11,723,720 shares)                 (222.4)                (273.1)
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                      3,296.7                3,105.8
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $7,870.8               $8,084.1
======================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
-----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Six Months Ended
                                                       31 March                          31 March
                                                2002             2001              2002           2001
-----------------------------------------------------------------------------------------------------------
 SALES                                        $1,312.7          $1,534.5        $2,629.2       $3,010.3
 COSTS AND EXPENSES
 Cost of sales                                   942.3           1,141.0         1,879.4        2,200.6
 Selling and administrative                      189.1             189.5           358.4          363.0
 Research and development                         28.1              30.8            58.5           59.3
 Other (income) expense, net                      (1.6)              9.0            (6.1)          (4.3)
 ---------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                154.8             164.2           339.0          391.7
 Income from equity affiliates, net of            20.3              16.9            38.7           37.8
   related expenses
 Gain on sale of packaged gas                     55.7              --              55.7           --
  business
 Interest expense                                 31.0              50.3            66.1           98.7
 ---------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES AND                         199.8             130.8           367.3          330.8
  MINORITY INTEREST
 Income taxes                                     69.6              36.6           118.4           98.3
 Minority interest (a)                             4.1               (.4)            9.1            2.3
 ---------------------------------------------------------------------------------------------------------
 NET INCOME                                     $126.1             $94.6          $239.8         $230.2
 =========================================================================================================
 BASIC EARNINGS PER                                $.58              $.44           $1.11          $1.07
  COMMON SHARE
 ---------------------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER                              $.57              $.43           $1.08          $1.05
  COMMON SHARE
 ---------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE                                216.6             214.5           216.2          214.4
  NUMBER OF COMMON
  SHARES (in millions)
 ---------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE                                222.9             218.9           221.7          218.4
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES (in millions) (b)
 ---------------------------------------------------------------------------------------------------------
 DIVIDENDS DECLARED PER                            $.20              $.19            $.40           $.38
  COMMON SHARE - Cash
 ---------------------------------------------------------------------------------------------------------

   ( a )  Minority interest primarily includes before-tax amounts.

   ( b ) The dilution of earnings per common share is due mainly to the impact of unexercised stock options.


     The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended             Six Months Ended
                                                             31 March                     31 March
                                                      2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------
NET INCOME                                          $126.1          $94.6         $239.8         $230.2
------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
 (LOSS), net of tax
Unrealized gains (losses) on investments:
 Unrealized holding gains (losses)                    (3.3)            .5           (2.5)           (.3)
  arising during the period
 Less:  reclassification adjustment for               (1.7)          --             (1.7)          --
  gains included in net income
------------------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on              (5.0)            .5           (4.2)           (.3)
 investments
Net gain (loss) on derivatives                        (1.2)           (.1)            .4            1.3
Translation adjustments                              (15.5)         (59.7)         (41.8)         (77.3)
------------------------------------------------------------------------------------------------------------

TOTAL OTHER COMPREHENSIVE                            (21.7)         (59.3)         (45.6)         (76.3)
 INCOME (LOSS), net of tax
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                $104.4          $35.3         $194.2         $153.9
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
----------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
                                                                                              31 March
                                                                                       2002            2001
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                                          $239.8          $230.2
 Adjustments to reconcile income to cash provided by operating activities:
  Depreciation                                                                        275.7           291.7
  Deferred income taxes                                                                 7.4             7.1
  Undistributed earnings of unconsolidated affiliates                                 (30.9)          (19.9)
  Gain on sale of assets and investments                                              (58.6)            (.6)
  Other                                                                                66.1            (8.2)
 Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
  Trade receivables                                                                    10.1           (82.2)
  Inventories and contracts in progress                                                (5.8)          (37.9)
  Payables, trade and other                                                           (43.0)            1.6
  Other                                                                                16.3            (1.9)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                 477.1           379.9
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                                 (321.3)        (302.3)
 Investment in and advances to unconsolidated affiliates                               (34.7)         (26.5)
 Acquisitions, less cash acquired                                                       (1.1)           --
 Proceeds from sale of assets and investments                                          267.8            32.2
 Other                                                                                  10.5            23.0
----------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                     (78.8)         (273.6)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                                20.8            54.4
 Payments on long-term debt                                                           (164.8)          (21.4)
 Net decrease in commercial paper and other short-term borrowings                     (205.2)          (25.7)
 Purchase of treasury stock                                                              --             (50.0)
 Dividends paid to shareholders                                                        (86.2)          (81.5)
 Issuance of stock for options and award plans                                          75.5            27.0
----------------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                                                    (359.9)          (97.2)
----------------------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                                                (6.8)           (2.6)
----------------------------------------------------------------------------------------------------------------------
 Increase in Cash and Cash Items                                                        31.6             6.5
 Cash and Cash Items - Beginning of Year                                                66.2            94.1
----------------------------------------------------------------------------------------------------------------------
 Cash and Cash Items - End of Period                                                   $97.8          $100.6
======================================================================================================================

(a) Excludes capital lease additions of $1.8 and $.5 in 2002 and 2001, respectively.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)


Business segment information is shown below:

(Millions of dollars)
-----------------------------------------------------------------------------------------------------------
                                                     Three Months Ended               Six Months Ended
                                                          31 March                        31 March
                                                     2002           2001             2002          2001
-----------------------------------------------------------------------------------------------------------
Revenues from external customers
 Gases                                           $  886.8       $1,079.4         $1,790.9      $2,106.1
 Chemicals                                          358.1          390.3            707.1         783.6
 Equipment                                           67.8           64.8            131.2         120.6
-----------------------------------------------------------------------------------------------------------
 Segment Totals                                   1,312.7        1,534.5          2,629.2       3,010.3
-----------------------------------------------------------------------------------------------------------
 Consolidated Totals                             $1,312.7       $1,534.5         $2,629.2      $3,010.3
-----------------------------------------------------------------------------------------------------------

Operating income
 Gases                                             $122.5         $156.8           $274.5        $348.2
 Chemicals                                           42.0           18.5             82.5          55.5
 Equipment                                            5.1            3.5              6.0           4.6
-----------------------------------------------------------------------------------------------------------
 Segment Totals                                     169.6          178.8            363.0         408.3
-----------------------------------------------------------------------------------------------------------
 Corporate research and development and             (14.8)         (14.6)           (24.0)        (16.6)
  other income/(expense)
-----------------------------------------------------------------------------------------------------------
Consolidated Totals                                $154.8         $164.2           $339.0        $391.7
-----------------------------------------------------------------------------------------------------------

Operating income (excluding special items)
 Gases                                             $148.7(a)      $183.1(c)        $300.7(a)     $374.5(c)
 Chemicals                                           46.6(b)        23.1(d)          87.1(b)       60.1(d)
 Equipment                                            5.1            3.5              6.0           4.6
-----------------------------------------------------------------------------------------------------------
 Segment Totals                                     200.4          209.7            393.8         439.2
-----------------------------------------------------------------------------------------------------------
 Corporate research and development and             (14.8)          (8.6)(e)        (24.0)        (10.6)(e)
  other income/(expense)
-----------------------------------------------------------------------------------------------------------
 Consolidated Totals                               $185.6         $201.1           $369.8        $428.6
-----------------------------------------------------------------------------------------------------------

Equity affiliates' income
 Gases                                              $16.3          $16.6            $32.1         $35.3
 Chemicals                                            2.8             --              5.1           1.5
 Equipment                                            1.2             .2              1.5            .9
-----------------------------------------------------------------------------------------------------------
 Segment Totals                                      20.3           16.8             38.7          37.7
-----------------------------------------------------------------------------------------------------------
 Other                                               --               .1             --              .1
-----------------------------------------------------------------------------------------------------------
 Consolidated Totals                                $20.3          $16.9            $38.7         $37.8
-----------------------------------------------------------------------------------------------------------

(Millions of dollars)
-----------------------------------------------------------------------------
                                                     31 March
                                                2002               2001
-----------------------------------------------------------------------------
Identifiable assets (f)
 Gases                                      $5,503.2            $5,930.7
 Chemicals                                   1,384.4             1,457.9
 Equipment                                     214.1               229.9
-----------------------------------------------------------------------------
 Segment Totals                              7,101.7             7,618.5
-----------------------------------------------------------------------------
 Corporate assets                              238.5               172.2
-----------------------------------------------------------------------------
 Consolidated Totals                        $7,340.2            $7,790.7
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
                                                  Twelve Months Ended
                                                        31 March
                                                 2002               2001
-----------------------------------------------------------------------------
ORONA (f)
 Gases                                          11.2%               12.9%
 Chemicals                                      12.0%                9.6%
 Equipment                                       6.5%                6.3%
-----------------------------------------------------------------------------
Segment Totals                                   11.2%               12.0%
-----------------------------------------------------------------------------
Consolidated Totals                              10.6%               11.3%
-----------------------------------------------------------------------------

(a) The results for the three and six months ended 31 March 2002 excluded a cost reduction charge of $26.2.

(b) The results for the three and six months ended 31 March 2002 excluded a cost reduction charge of $4.6.

(c) The results for the three and six months ended 31 March 2001 excluded a cost reduction charge of $26.3.

(d) The results for the three and six months ended 31 March 2001 excluded a cost reduction charge of $4.6.

(e) The results for the three and six months ended 31 March 2001 excluded a litigation settlement charge of $6.0.

(f) Operating return on net assets (ORONA) is calculated as the rolling four quarter sum of operating income divided by the rolling five quarter average of total assets less investments in equity affiliates (identifiable assets). The ORONA calculation excluded all special items impacting operating income.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)


(Millions of dollars)
-----------------------------------------------------------------------------------------------
                                          Three Months Ended                Six Months Ended
                                                31 March                        31 March
                                         2002             2001             2002            2001
-----------------------------------------------------------------------------------------------
Revenues from external
 customers
  United States                      $819.9           $1,030.9         $1,657.8        $2,012.1
  Canada                               27.1               29.8             52.1            59.3
-----------------------------------------------------------------------------------------------
   Total North America                847.0            1,060.7          1,709.9         2,071.4
-----------------------------------------------------------------------------------------------
  United Kingdom                      108.0              125.7            218.9           238.1
  Spain                                80.5               82.8            161.7           157.1
  Other Europe                        180.5              159.9            332.4           307.5
-----------------------------------------------------------------------------------------------
   Total Europe                       369.0              368.4            713.0           702.7
-----------------------------------------------------------------------------------------------
  Asia                                 69.1               77.1            152.0           169.7
  Latin America                        27.6               28.3             54.2            66.4
  All Other                            --                 --                 .1              .1
-----------------------------------------------------------------------------------------------
Total                              $1,312.7           $1,534.5         $2,629.2        $3,010.3
------------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Millions of dollars, except per share)

The company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on
1 October 2001. As required by SFAS 142, the company performed an impairment test on goodwill as of 1 October 2001, which indicated no impairment of goodwill. As of 1 October 2001, the company is no longer amortizing goodwill, including goodwill associated with investments in equity affiliates. Goodwill amortization in 2001 was $14.8 on an after-tax basis, or $.07 per share. Goodwill amortization for the three and six months ended 31 March 2001 was $3.6 and $7.4, on an after-tax basis, or $.02 and $.04 per share, respectively.

Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2002, are as follows:

                                     Gases    Chemicals   Equipment   Total
                                  ---------------------------------------------
 Balance as of 30 September 2001    $289.2      $87.1       $8.4      $384.7
 Acquisitions and adjustments          4.5        (.1)      --           4.4
 Currency translation and other       (8.2)      (1.5)      --          (9.7)
 Goodwill related to the sale of     (36.3)     --          --         (36.3)
 U.S. packaged gas business
                                  ---------------------------------------------
 Balance as of 31 March 2002        $249.2      $85.5       $8.4      $343.1
                                 ----------------------------------------------

There were no significant acquisitions during the six months ended 31 March 2002. Goodwill associated with the divested U.S. packaged gas business was included in the carrying amount of the business in determining the gain on disposal. The amount of goodwill included in the carrying amount of the divested business was based on the relative fair value of the divested business to the total reporting unit. The fair values were determined using the expected present value of future cash flows.

On 28 February 2002, the company completed the sale of the majority of its U.S. packaged gas business, excluding the electronic gases and magnetic resonance imaging related helium operations, to Airgas, Inc. (Airgas). This sale included approximately 100 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the retail selling of welding hardgoods, including customer service centers, warehouses, and other related assets. The company also sold its packaged gas operations in the Carolinas and in Southern Virginia to National Welders Supply Company, Inc., a joint venture between Airgas and the Turner family of Charlotte, N.C. The assets sold generated approximately $240 in revenues in 2001 with a modest contribution to operating income. For the five months ended 28 February 2002, the revenues were approximately $100 also with a modest contribution to operating income. These facilities employed 1,200 people. The proceeds from these transactions were $254.5. The results for the three and six months ended 31 March 2002 included a gain of $55.7 ($25.7 after-tax, or $.12 per share).

The following table sets forth the computation of basic and diluted earnings per share:


------------------------------------------------------------------------------------------------
                                         Three Months Ended                Six Months Ended
                                              31 March                        31 March
                                        2002              2001           2002            2001
------------------------------------------------------------------------------------------------
Numerator for basic EPS
 and diluted EPS-net income           $126.1             $94.6         $239.8          $230.2

Denominator for basic EPS
 -weighted average shares              216.6             214.5          216.2           214.4

Effect of diluted securities:
 Employee stock options                  5.5               3.4            4.9             3.1
 Other award plans                        .8               1.0             .6              .9
------------------------------------------------------------------------------------------------
                                         6.3               4.4            5.5             4.0
------------------------------------------------------------------------------------------------
Denominator for diluted EPS
 -weighted average shares and
  assumed conversions                  222.9             218.9          221.7           218.4
------------------------------------------------------------------------------------------------

Basic EPS                                $.58              $.44          $1.11           $1.07
------------------------------------------------------------------------------------------------

Diluted EPS                              $.57              $.43          $1.08           $1.05
------------------------------------------------------------------------------------------------

Options of 5.6 million shares of common stock were not included in computing diluted EPS for the second quarter of 2001 because their effects were antidilutive.

Income from equity affiliates contributed $.09 and $.07 to diluted earnings per share for the three months ended 31 March 2002 and 2001, respectively. Income from equity affiliates contributed $.16 to diluted earnings per share for both the six months ended 31 March 2002 and 2001.

The results for the three and six months ended 31 March 2002 included a charge of $30.8 ($18.9 after-tax, or $.09 per share) for a global cost reduction plan (2002 Plan) including packaged gas divestiture related reductions. This charge included $27.1 for severance and pension related benefits and $3.7 for asset impairments related to the planned sale or closure of two small chemical facilities. The company will eliminate 333 positions in areas of manufacturing, engineering, distribution, and overheads. The restructuring charges included in cost of sales, selling and administrative, research and development, and other expense were $13.4, $14.1, $.4, and $2.9, respectively.

The results for the three and six months ended 31 March 2001 included a charge of $30.9 ($20.0 after-tax, or $.09 per share) for a global cost reduction plan. The plan included 311 position eliminations, resulting in a charge of $22.4 for severance and termination benefits. A charge of $8.5 was recognized for asset impairments and other related restructuring costs. The restructuring charges included in cost of sales, selling and administrative, and other expense were $14.4, $9.4, and $7.1, respectively. The results for the three and six months ended 31 March 2001 also included a charge of $6.0 ($3.7 after-tax, or $.02 per share) related to a litigation settlement.

                        ACCRUAL FOR COST REDUCTION PLANS

                                Severance      Pension     Other (1)    Total
                              --------------------------------------------------

Balance at 30 September 2001       $49.1        $ --          $1.5      $50.6
 Provision                          16.4          10.7         3.7       30.8
 Noncash charges                      --         (10.7)       (3.7)     (14.4)
 Cash expenditures                 (18.6)         --            --      (18.6)
 Adjustments 2001 Plan              (2.4)         --           (.6)      (3.0)
--------------------------------------------------------------------------------
Balance at 31 March 2002           $44.5        $ --           $.9      $45.4
--------------------------------------------------------------------------------

(1)  Asset impairments and related expenses are included in the other category.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   SECOND QUARTER 2002 VS. SECOND QUARTER 2001

-------------------------------------------------------------------------------
(Millions of dollars, except per share)

RESULTS OF OPERATIONS

Consolidated - Sales in the second quarter of 2002 of $1,312.7 declined 14%, or $221.8, compared with the same quarter in the prior year. Operating income was $154.8, down $9.4, or 6%. Income from equity affiliates was up $3.4 to $20.3. Net income was $126.1, or $.57 diluted earnings per share, compared to net income of $94.6, or $.43 diluted earnings per share. The results for the quarter ended 31 March 2002 were impacted by two special items: an after-tax gain of $25.7, or $.12 per share, on the sale of the U.S. packaged gas business; and an after-tax charge of $18.9, or $.09 per share, for a global cost reduction plan. The results for the quarter ended 31 March 2001 were impacted by an after-tax charge of $20.0, or $.09 per share, for a global cost reduction plan as well as an after-tax charge of $3.7, or $.02 per share, for costs related to a litigation settlement. Excluding special items, net income for the quarters ended 31 March 2002 and 2001 were $119.3 and $118.3, respectively. Excluding special items, diluted earnings per share for both quarters ended 31 March 2002 and 2001 was $.54.

Operating income benefited from global cost reduction plans initiated in 2002 and prior years. See Note 3 to the consolidated financial statements in the 2001 annual report on Form 10-K for details of the 2001, 2000, and 1999 plans. Benefits generated from the plans of $58 for fiscal year 2001 resulted primarily from reduced personnel costs. Benefits of $87 are expected for fiscal year 2002 and $110 for fiscal year 2003.

The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment. All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

Gases - Sales declined $192.6, or 18%, to $886.8 in the second quarter of 2002. Excluding natural gas cost pass-through, acquisitions and divestitures, and currency effects, sales declined 4%. This decline of 4% was principally due to lower shipments, especially to the electronics industry. Volume growth in chemicals and processing industries (CPI) and higher merchant prices partially offset this decline in sales.

Operating income of $148.7 declined $34.4, or 19%. This decline was principally due to the depressed conditions in the global electronics market as current low levels are being compared to record high levels of prior year. North American operating results included a write-off of $7.3 million in receivables associated with three bankrupt steel customers. Higher merchant gases pricing and lower operating costs partially offset the operating income decline. Currency and exchange related effects had a minimal impact on the operating income comparison. Operating margin of 16.8% was down .2% compared to 17.0%.

While experiencing modest sequential improvement, results for electronics continued to be affected by a sharp reduction in customers' global silicon wafer processing due to soft demand. Total worldwide CPI tonnage volume increased overall 7% with hydrogen and carbon monoxide (HYCO) experiencing double-digit growth. While remaining stable sequentially, liquid bulk volume declined 8% in North America, reflecting continued softening demand across a number of end markets. Improved pricing, lower operating costs, and lower overheads in liquid bulk were able to more than offset the continued general slowdown in volumes. Average liquid oxygen and nitrogen (LOX/LIN) prices increased 5% as a direct result of pricing and surcharge initiatives.

A 4% increase in the European LOX/LIN price index and lower operating costs were more than offset by a 5% decline in European liquid bulk volumes. The Asian liquid bulk volume decreased 5% primarily due to lower demand by northern Chinese steel makers.

Gases equity affiliates' income was $16.3 down $.3 from $16.6. The absence of income from two cogeneration facilities that were divested in the fourth quarter of 2001 and lower results from electronics affiliates more than offset a $5.0 gain recognized from a one-time tax benefit related to an asset revaluation of an Italian affiliate.

Chemicals - Sales in the second quarter of 2002 of $358.1 declined $32.2, or 8%. Excluding the effects of natural gas cost pass-through and currency impacts, sales were down 4%. This decline was principally due to unfavorable price/mix variance. The overall volume index for chemicals was up 1%. In the performance chemicals division, overall volumes were up 4%. Worldwide emulsion volumes increased nearly 7%, while epoxy additives and surfactants volumes were down. Chemical intermediates volumes declined 4% as higher shipments of methylamines and polyurethane intermediates were more than offset by weaker demand for specialty and higher amines.

Operating income of $46.6 increased $23.5, or 102%, due to margin improvement in most product lines resulting from lower natural gas and feedstock costs, lower costs due to continuous improvement efforts, and the increase in volume performance. The operating margin of 13.0% was significantly improved.

Equity affiliates' income was up $2.8 due to the improved profitability of the global Polymers joint venture.

A long-term supplier of sulfuric acid, which is used in the production of dinitrotoluene (DNT), has been operating under Chapter 11 bankruptcy protection since 8 May 2001. The company's DNT operation and supply to its customers have not been materially impacted. The company expects this supplier to be successful in their reorganization. In the unlikely event of unsuccessful reorganization, the profitability of the chemicals segment could be materially impacted on an annual basis. The company extended an $8.0 line of credit to this supplier, of which $4.5 was drawn at 31 March 2002. The company also entered into a product pre-payment agreement with this supplier. At 31 March 2002 the unamortized balance was $5.8. The company expects to fully recover these advances.

Equipment - Sales of $67.8 were up $3.0, or 5%, due to increased activity across several product lines. Operating income increased $1.6, to $5.1, primarily due to higher shipments of helium containers and membrane units. The sales backlog for the equipment segment at 31 March 2002 was $193.8 compared to $103.9 at 31 March 2001 and $227.2 at 30 September 2001.

INTEREST

Interest expense of $31.0 decreased $19.3, or 38%. This decline resulted from a lower average debt outstanding coupled with lower interest rates.

INCOME TAXES

The effective tax rate for the second quarter of 2002 was 35.6%, after minority interest of $4.1. The effective rate excluding the impact of special items was 30.0%. The comparable rate in the prior year was 29.6%. The .4% increase was due principally to lower tax credits in the current year.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                SIX MONTHS FISCAL 2002 VS. SIX MONTHS FISCAL 2001
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Consolidated - Sales for the six months ended 31 March 2002 of $2,629.2 were 13% lower than the $3,010.3 reported in the prior year. Operating income of $339.0 declined $52.7, or 14%. Income from equity affiliates was $38.7 compared with $37.8. Net income was $239.8, or $1.08 diluted earnings per share, compared to net income of $230.2, or $1.05 diluted earnings per share. The results for the six months ended 31 March 2002 were impacted by two special items: an after-tax gain of $25.7, or $.12 per share, on the sale of the U.S. packaged gas business; and an after-tax charge of $18.9, or $.09 per share, for a global cost reduction plan. The results for the six months ended 31 March 2001 included an after-tax charge of $20.0 million, or $.09 per share, for a cost reduction program and an after-tax charge of $3.7 million, or $.02 per share, related to a litigation settlement. Excluding these special items, net income for the six months ended 31 March 2002 of $233.0 declined $20.9, or 8% from the prior year. Excluding special items, diluted earnings per share of $1.05 declined 9% from prior year.

The remaining discussion and analysis of the results of operations excludes the impact of special items. See Summary of Business Segments for details of special items by segment. All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

Gases - Sales in the first six months of 2002 were $1,790.9 compared to $2,106.1, down $315.2 or 15%. Excluding natural gas cost pass-through, acquisitions and divestitures, and currency effects, sales declined 5%. The balance of the sales decline was due principally to lower shipments to the electronics industry. The decline in sales was partially offset by higher prices for merchant gases and volume growth in CPI.

Operating income of $300.7 declined $73.8, or 20%, due principally to the depressed conditions in the global electronics market. North American operating results included a write-off of $7.3 million in receivables associated with three bankrupt steel customers. Higher merchant gases pricing and lower operating costs partially offset the operating income decline. Unfavorable currency and exchange related effects reduced operating income by 1%. Operating margin of 16.8% was down 1.0% compared to 17.8%.

Electronics volume decline resulted from continued depressed conditions in the global electronics market as current low levels are being compared to record high levels of prior year. While experiencing modest sequential improvement, electronics continued to be affected by a sharp reduction in customers' global silicon wafer processing due to soft demand. Overall CPI tonnage volume grew 4% as increased HYCO demand was largely offset by weakness in gaseous oxygen and nitrogen (GOX/GAN).

While remaining stable sequentially, liquid bulk volume declined 8% in North America, reflecting continued softening demand across a number of end markets. Improved pricing, lower operating costs, and lower overheads in liquid bulk were able to more than offset the continued general slowdown in volumes. Average LOX/LIN prices increased 5% as a direct result of pricing and surcharge initiatives.

A 4% increase in the European LOX/LIN price was tempered by a 5% decline in European liquid bulk volumes. The Asian liquid bulk volume decreased 2% due to lower demand by northern Chinese steel makers partially offset by growth in Southern China and Thailand.

Gases equity affiliates' income was down $3.2 or 9%, mainly due to the absence of income from two cogeneration facilities that were divested in the fourth quarter of 2001 which more than offset a $5.0 gain recognized from a one-time tax benefit related to an asset revaluation in an Italian affiliate.

Chemicals - Sales in the first six months of 2002 were $707.1 compared to $783.6, down 10%. Excluding the effects of natural gas cost pass-through and some prior year polyvinyl alcohol (PVOH) post-sale export revenues, sales declined 5%. Unfavorable currency impacts had minimal effect on revenues. The overall volume index decline was 6%, excluding the impact of PVOH. The volume decline resulted from soft demand related to the weak economy.

Performance chemicals experienced generally flat volumes year on year. Chemical intermediates volume declined 7%, resulting from market softness for polyurethane intermediates as well as weaker demand in specialty and higher amines.

Operating income of $87.1 increased 45%, or $27.0. Improved margins resulting from lower natural gas and feedstock costs, and reduced overhead costs drove the significant increase in operating income. Unfavorable currency and exchange related effects reduced operating income about 1%. The operating margin of 12.3% was significantly improved.

Equity affiliates' income increased $3.6 primarily due to the improved profitability of the global Polymers joint venture.

Equipment - Sales of $131.2 grew $10.6 while operating income of $6.0 was up $1.4. The improved results reflected increased activity across several product lines.

INTEREST

Interest expense of $66.1 decreased $32.6, or 33%. The decrease primarily resulted from a combination of lower average debt outstanding and lower interest rates.

INCOME TAXES

The effective tax rate for the first six months of 2002 was 33.1%, after minority interest of $9.1. The effective rate excluding the impact of special items was 30.0%. The comparable rate in the prior year was 30.5%. The .5% decrease was due principally to higher tax credits in the current year.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

Capital expenditures during the first six months of 2002 totaled $358.9 compared to $329.3. Additions to plant and equipment were $321.3 during the first six months of 2002 compared to $302.3. Investments in and advances to unconsolidated affiliates were $34.7 during the current period versus $26.5. Capital expenditures for new plant and equipment are expected to be approximately $700 in 2002. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded with cash from operations and proceeds from asset sales.

Total debt at 31 March 2002 and 30 September 2001, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 38% and 43%, respectively. Total debt decreased from $2,477.7 at 30 September 2001 to $2,082.4 at 31 March 2002.

There was no commercial paper outstanding at 31 March 2002. The company's total revolving credit commitments amounted to $600.0 at 31 March 2002. No borrowings were outstanding under these commitments.

Additional commitments totaling $71.7 are maintained by the company's foreign subsidiaries, of which $22.2 was utilized at 31 March 2002.

The estimated fair value of the company's long-term debt, including current portion, as of 31 March 2002 is $2,061.2 compared to a book value of $2,035.8. There have been no material changes to the company's commitments for future payments of long-term debt, leases, and unconditional purchase obligations.

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

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2001 and the six months ended 31 March 2002, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

FINANCIAL INSTRUMENTS

The net financial instrument position of the company was reduced from $2,300.5 at 30 September 2001 to $2,021.6 at 31 March 2002 primarily due to scheduled repayments of outstanding long-term debt. All financial instruments are entered into for other than trading purposes and there was no material change to market risk sensitivity since 30 September 2001.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies of the company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying the company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; assessment of the fair value of investments in equity affiliates; and estimated costs to be incurred for environmental matters, contract disputes and settlement of litigation.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events or outcomes that the company "expects" (or a similar forward-looking qualifier), as well as, among other things, overall economic and business conditions, in particular the success of the world economy, including the electronics industry, strengthening in the second half of the fiscal year and resulting in meaningful increases in the demand for Air Products' goods and services during that time; competitive factors in the industries in which it competes; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of terrorism impacting the United States' and other markets; the success of implementing cost reduction programs; the timing, impact and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

     a. The Annual Meeting of Shareholders of the Registrant was held on 24 January 2002.

     b. The following directors were elected at the meeting: Michael J. Donahue, Ursula F. Fairbairn and John P. Jones III.
          Directors whose term of office continued after the meeting include:
          Mario L. Baeza, L. Paul Bremer III, Edward E. Hagenlocker, Terry R. Lautenbach, James F. Hardymon, Charles H. Noski, Paul G. Rosput and Lawrason D. Thomas.

     c.   The following matters were voted on at the Annual Meeting:

          1.  Election of Directors

    ---------------------------------------------------------------------------

                                       NUMBER OF VOTES CAST
    NAME OF DIRECTOR
                            ---------------------------------------------------
                                           AGAINST                     BROKER
                                              OR                        NON-
                               FOR         WITHHELD     ABSTENTIONS    VOTES
   ----------------------------------------------------------------------------
   Michael J. Donahue       204,562,003     2,493,716         0          0
   ----------------------------------------------------------------------------
   Ursula F. Fairbairn      204,462,495     2,593,224         0          0
   ----------------------------------------------------------------------------
   John P. Jones III        203,841,169     3,214,542         0          0
   ----------------------------------------------------------------------------

          2. Ratification of the appointment of Arthur Andersen LLP of Philadelphia, Pennsylvania, as independent certified public accountants for the Registrant for the fiscal year ending 30 September 2002.

     --------------------------------------------------------------------------
                              NUMBER OF VOTES CAST
     --------------------------------------------------------------------------
                             AGAINST
                                OR                                 BROKER
                FOR          WITHHELD        ABSTENTIONS          NON-VOTES
     --------------------------------------------------------------------------
            198,430,332     7,251,232         1,374,155              0
     --------------------------------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K.

       (a)(10.1) Amended and Restated Long Term Incentive Plan of the Company, effective 1 October 2001

       (a)(10.2) Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001

       (a)(10.3) Resolutions approving an Amendment to the Compensation Program for Directors of the Company, effective
                  1 January 2002

       (a)(10.4) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective 20 September 2001

       (a)(12)    Computation of Ratios of Earnings to Fixed Charges.

       (b)        Current Reports on Form 8-K dated 23 January 2002 and
                  23 April 2002, in which Item 5 of such Forms was reported, and 22 January 2002 and 23 April 2002, in which Item 5 and
                  Item 9 of such Forms were reported, were filed by the Registrant during the quarter ended 31 March 2002.

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


                                      Air Products and Chemicals, Inc.
                                      --------------------------------
                                      (Registrant)


Date: 3 May 2002               By:             /s/L. J. Daley
                                     ----------------------------------------
                                     L. J. Daley
                                     Vice President - Finance
                                     (Chief Financial Officer)

+==============================================================================



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


                       For the quarter ended 31 March 2002


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)


===============================================================================

                                INDEX TO EXHIBITS


  (a)(10.1) Amended and Restated Long Term Incentive Plan of the Company, effective 1 October 2001

  (a)(10.2) Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001

  (a)(10.3) Resolutions approving an Amendment to the Compensation Program for Directors of the Company, effective 1 January 2002

  (a)(10.4) Amended and Restated Deferred Compensation Plan for Directors of the Company, effective 20 September 2001

  (a)(12)     Computation of Ratios of Earnings to Fixed Charges.

  (b)         Current Reports on Form 8-K dated 23 January 2002 and
              23 April 2002, in which Item 5 of such Forms was reported, and 22 January 2002 and 23 April 2002, in which Item 5 and Item 9 of such Forms were reported, were filed by the Registrant during the quarter ended 31 March 2002.