Form 10-Q
period 2002-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2002-08-13
CIK 2969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 June 2002
                                        -------------

                                       OR

  |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________

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

          7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code    610-481-4911
                                                   --------------------

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at 8 August 2002
---------------------------               ------------------------------------
Common Stock, $1 par value                              227,219,388

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                                      INDEX

                                                                       Page No.
                                                                      --------
Part I.  Financial Information

 Consolidated Balance Sheets -
  30 June 2002 and 30 September 2001 ..................................    3

 Consolidated Income -
  Three Months and Nine Months Ended 30 June 2002 and 2001 ............    4

 Consolidated Statement of Comprehensive Income -
  Three Months and Nine Months Ended 30 June 2002 and 2001 ............    5

 Consolidated Cash Flows -
  Nine Months Ended 30 June 2002 and 2001 .............................    6

 Summary by Business Segments -
  Three Months and Nine Months Ended 30 June 2002 and 2001 ............    7

 Summary by Geographic Regions -
  Three Months and Nine Months Ended 30 June 2002 and 2001 ............    9

 Notes to Consolidated Financial Statements ...........................   10

 Management's Discussion and Analysis .................................   14

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K ............................   20

 Signatures ...........................................................   21


BASIS OF PRESENTATION:

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)
----------------------------------------------------------------------------------------------------------------------
                                                                            30 June 2002         30 September 2001
ASSETS                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash items                                                             $185.8                   $66.2
Trade receivables, less allowances for doubtful accounts                         933.4                   913.4
Inventories                                                                      366.4                   410.5
Contracts in progress, less progress billings                                     84.7                    67.9
Other current assets                                                             210.7                   226.8
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           1,781.0                 1,684.8
----------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES                   568.5                   499.5
PLANT AND EQUIPMENT, at cost                                                  10,562.1                10,226.5
Less - Accumulated depreciation                                                5,413.8                 5,108.0
----------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                       5,148.3                 5,118.5
----------------------------------------------------------------------------------------------------------------------
GOODWILL                                                                         381.9                   384.7
OTHER NONCURRENT ASSETS                                                          356.8                   396.6
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $8,236.5                $8,084.1
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables, trade and other                                                       $486.7                  $512.2
Accrued liabilities                                                              352.5                   341.6
Accrued income taxes                                                              64.7                    48.4
Short-term borrowings                                                             33.4                   255.7
Current portion of long-term debt                                                173.2                   194.5
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      1,110.5                 1,352.4
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                 2,007.4                 2,027.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                   689.2                   702.0
DEFERRED INCOME TAXES                                                            779.2                   778.4
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              4,586.3                 4,860.3
----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                        126.5                   118.0
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2002 and 2001-249,455,584           249.4                   249.4
  shares)
Capital in excess of par value                                                   429.1                   384.9
Retained earnings                                                              4,214.5                 3,965.9
Accumulated other comprehensive income (loss)                                   (392.0)                 (452.5)
Treasury Stock, at cost (2002 - 22,236,196 shares; 2001 - 22,269,244            (767.8)                 (768.8)
  shares)
Shares in trust (2002 - 8,917,158 shares; 2001 - 11,723,720 shares)             (209.5)                 (273.1)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     3,523.7                 3,105.8
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $8,236.5                $8,084.1
=====================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                               CONSOLIDATED INCOME
                                   (Unaudited)

(Millions of dollars, except per share)
--------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Nine Months Ended
                                                       30 June                            30 June
                                                2002              2001             2002             2001
--------------------------------------------------------------------------------------------------------------
 SALES                                          $1,374.0          $1,450.9        $4,003.2       $4,461.2
 COSTS AND EXPENSES
 Cost of sales                                     976.7           1,039.3         2,856.1        3,239.9
 Selling and administrative                        172.9             173.3           531.3          536.3
 Research and development                           31.9              31.0            90.4           90.3
 Other (income) expense, net                       (22.6)             (8.1)          (28.7)         (12.4)
--------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                  215.1             215.4           554.1          607.1
 Income from equity affiliates, net of              17.7              21.8            56.4           59.6
    related expenses
 Gain on sale of packaged gas business              --                --              55.7           --
 Interest expense                                   27.5              48.7            93.6          147.4
--------------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES AND MINORITY INTEREST         205.3             188.5           572.6          519.3
 Income taxes                                       60.6              53.8           179.0          152.1
 Minority interest (a)                               3.4               2.4            12.5            4.7
--------------------------------------------------------------------------------------------------------------
 NET INCOME                                       $141.3            $132.3          $381.1         $362.5
 =============================================================================================================
 BASIC EARNINGS PER                                  $.65              $.62           $1.76          $1.69
  COMMON SHARE
--------------------------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER                                $.63              $.60           $1.71          $1.65
  COMMON SHARE
--------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE                                  218.0             214.9           216.8          214.7
  NUMBER OF COMMON
  SHARES (in millions)
--------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE                                  224.7             220.5           222.7          219.1
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES (in millions)
--------------------------------------------------------------------------------------------------------------
 DIVIDENDS DECLARED PER                              $.21              $.20            $.61           $.58
  COMMON SHARE - Cash
--------------------------------------------------------------------------------------------------------------

   (a)  Minority interest primarily includes before-tax amounts.


   The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

(Millions of dollars)
-----------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended               Nine Months Ended
                                                                30 June                         30 June
                                                         2002             2001            2002          2001
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                            $141.3             $132.3          $381.1        $362.5
-----------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
 (LOSS), net of tax
 Unrealized gains (losses) on investments:
   Unrealized holding gains (losses) arising             3.3                9.7              .8           9.4
     during the period
   Less:  reclassification adjustment for gains         (2.9)              --              (4.6)         --
     included in net income
-----------------------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on                  .4                9.7            (3.8)          9.4
  investments
Net gain (loss) on derivatives                           (.2)               3.8              .2           5.1
Translation adjustments                                105.9              (10.2)           64.1         (87.5)
-----------------------------------------------------------------------------------------------------------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of        106.1                3.3            60.5         (73.0)
  tax
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $247.4             $135.6          $441.6        $289.5
-----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                                30 June
                                                                                       2002               2001
------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income                                                                          $381.1             $362.5
 Adjustments to reconcile income to cash provided by operating activities:
  Depreciation                                                                        423.9              433.6
  Deferred income taxes                                                                30.8               26.5
  Undistributed earnings of unconsolidated affiliates                                 (33.2)             (45.2)
  (Gain) loss on sale of assets and investments                                       (66.6)               1.2
  Other                                                                                12.1              (19.0)
 Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
  Trade receivables                                                                   (16.8)               8.5
  Inventories and contracts in progress                                                15.9              (33.2)
  Payables, trade and other                                                           (39.2)             (38.1)
  Other                                                                                16.7               (8.4)
------------------------------------------------------------------------------------------------------------------------
 CASH PROVIDED BY OPERATING ACTIVITIES                                                724.7              688.4
------------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES
  Additions to plant and equipment (a)                                               (459.8)            (510.1)
  Investment in and advances to unconsolidated affiliates                             (35.2)             (27.8)
  Acquisitions, less cash acquired                                                    (10.3)              --
  Proceeds from sale of assets and investments                                        283.7               42.4
  Other                                                                                 6.3               30.1
------------------------------------------------------------------------------------------------------------------------
 CASH USED FOR INVESTING ACTIVITIES                                                  (215.3)            (465.4)
------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Long-term debt proceeds                                                              43.6              120.5
  Payments on long-term debt                                                         (174.1)             (42.1)
  Net decrease in commercial paper and other short-term borrowings                   (229.6)            (157.4)
  Purchase of treasury stock                                                            --               (75.0)
  Dividends paid to shareholders                                                     (129.8)            (122.2)
  Issuance of stock for options and award plans                                        96.4               77.6
------------------------------------------------------------------------------------------------------------------------
 CASH USED FOR FINANCING ACTIVITIES                                                  (393.5)            (198.6)
------------------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate Changes on Cash                                               3.7               (2.4)
------------------------------------------------------------------------------------------------------------------------
  Increase in Cash and Cash Items                                                     119.6               22.0
  Cash and Cash Items - Beginning of Year                                              66.2               94.1
------------------------------------------------------------------------------------------------------------------------
  Cash and Cash Items - End of Period                                                $185.8             $116.1
========================================================================================================================

(a) Excludes capital lease additions of $2.7 and $.6 in 2002 and 2001, respectively.

 The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY BUSINESS SEGMENTS
                                   (Unaudited)


Business segment information is shown below:

(Millions of dollars)
-----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Nine Months Ended
                                                              30 June                             30 June
                                                       2002            2001              2002              2001
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers
 Gases                                                 $915.7        $1,018.9        $2,706.6          $3,125.0
 Chemicals                                              385.4           374.7         1,092.5           1,158.3
 Equipment                                               72.9            57.3           204.1             177.9
----------------------------------------------------------------- --------------------------------------------------
 Segment Totals                                       1,374.0         1,450.9         4,003.2           4,461.2
----------------------------------------------------------------- --------------------------------------------------
 Consolidated Totals                                 $1,374.0        $1,450.9        $4,003.2          $4,461.2
--------------------------------------------------------------------------------------------------------------------

Operating income
 Gases                                                 $166.7          $175.2          $441.2            $523.4
 Chemicals                                               47.9            39.7           130.4              95.2
 Equipment                                                5.7             2.7            11.7               7.3
---------------------------------------------------------------------------------------------------------------------
 Segment Totals                                         220.3           217.6           583.3             625.9
---------------------------------------------------------------------------------------------------------------------
 Corporate research and development and                  (5.2)           (2.2)          (29.2)            (18.8)
  other income (expense)
---------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                   $215.1          $215.4          $554.1            $607.1
---------------------------------------------------------------------------------------------------------------------

Operating income (excluding special items)
 Gases                                                 $166.7          $175.2          $467.4(a)         $549.7(c)
 Chemicals                                               47.9            39.7           135.0(b)           99.8(d)
 Equipment                                                5.7             2.7            11.7               7.3
---------------------------------------------------------------------------------------------------------------------
 Segment Totals                                         220.3           217.6           614.1             656.8
---------------------------------------------------------------------------------------------------------------------
 Corporate research and development and                  (5.2)           (2.2)          (29.2)            (12.8)(e)
  other income (expense)
---------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                   $215.1          $215.4          $584.9            $644.0
---------------------------------------------------------------------------------------------------------------------

Equity affiliates' income
 Gases                                                  $14.4           $17.8           $46.5             $53.1
 Chemicals                                                3.4             3.7             8.5               5.2
 Equipment                                                (.1)             .4             1.4               1.3
---------------------------------------------------------------------------------------------------------------------
 Segment Totals                                          17.7            21.9            56.4              59.6
---------------------------------------------------------------------------------------------------------------------
 Other                                                    --              (.1)           --                --
---------------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                    $17.7           $21.8           $56.4             $59.6
---------------------------------------------------------------------------------------------------------------------


(Millions of dollars)
--------------------------------------------------------------------------------------------------------------
                                                                                       30 June
                                                                                2002              2001
--------------------------------------------------------------------------------------------------------------
Identifiable assets (f)
 Gases                                                                         $5,771.1          $5,926.0
 Chemicals                                                                      1,399.3           1,404.5
 Equipment                                                                        202.4             206.8
--------------------------------------------------------------------------------------------------------------
 Segment Totals                                                                 7,372.8           7,537.3
--------------------------------------------------------------------------------------------------------------
 Corporate assets                                                                 295.2             169.6
--------------------------------------------------------------------------------------------------------------
 Consolidated Totals                                                           $7,668.0          $7,706.9
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                                  Twelve Months Ended
                                                                                        30 June
                                                                                2002              2001
--------------------------------------------------------------------------------------------------------------
ORONA (f)
 Gases                                                                             11.1%             12.6%
 Chemicals                                                                         12.7%              9.1%
 Equipment                                                                          8.1%              6.2%
--------------------------------------------------------------------------------------------------------------
Segment Totals                                                                     11.3%             11.7%
--------------------------------------------------------------------------------------------------------------
Consolidated Totals                                                                10.6%             11.1%
--------------------------------------------------------------------------------------------------------------

(a) The results for the nine months ended 30 June 2002 excluded a cost reduction charge of $26.2.

(b) The results for the nine months ended 30 June 2002 excluded a cost reduction charge of $4.6.

(c) The results for the nine months ended 30 June 2001 excluded a cost reduction charge of $26.3.

(d) The results for the nine months ended 30 June 2001 excluded a cost reduction charge of $4.6.

(e) The results for the nine months ended 30 June 2001 excluded a litigation settlement charge of $6.0.

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

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)

(Millions of dollars)
---------------------------------------------------------------------------------------------------------
                                                Three Months Ended                  Nine Months Ended
                                                     30 June                            30 June
                                                2002          2001               2002           2001
---------------------------------------------------------------------------------------------------------
Revenues from external customers
 United States                                 $845.8        $958.0         $2,503.6          $2,970.1
 Canada                                          28.5          31.2             80.6              90.5
---------------------------------------------------------------------------------------------------------
   Total North America                          874.3         989.2          2,584.2           3,060.6
---------------------------------------------------------------------------------------------------------
 United Kingdom                                 122.4         115.7            341.3             353.8
 Spain                                           89.2          79.5            250.9             236.6
 Other Europe                                   173.8         151.0            506.2             458.5
---------------------------------------------------------------------------------------------------------
   Total Europe                                 385.4         346.2          1,098.4           1,048.9
---------------------------------------------------------------------------------------------------------
 Asia                                            88.1          84.0            240.1             253.7
 Latin America                                   26.1          31.4             80.3              97.8
 All Other                                         .1            .1               .2                .2
---------------------------------------------------------------------------------------------------------
Total                                        $1,374.0      $1,450.9         $4,003.2          $4,461.2
---------------------------------------------------------------------------------------------------------

Note: Geographic information is based on country of origin. The other Europe segment operates principally in France, Germany, Netherlands, and Belgium.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Millions of dollars, except per share)

Goodwill
--------

The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on 1 October 2001. As required by SFAS No. 142, the company performed an impairment test on goodwill as of 1 October 2001, which indicated no impairment of goodwill. As of 1 October 2001, the company is no longer amortizing goodwill, including goodwill associated with investments in equity affiliates. Goodwill amortization in 2001 was $14.8 on an after-tax basis, or $.07 per share. Goodwill amortization for the three and nine months ended 30 June 2001 was $3.6 and $11.0, on an after-tax basis, or $.02 and $.05 per share, respectively.

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2002, are as follows:

                                        Gases       Chemicals      Equipment        Total
                                     -----------------------------------------------------------
 Balance as of 30 September 2001        $289.2         $87.1         $8.4         $384.7
 Acquisitions and adjustments             13.1          --            --            13.1
 Currency translation and other           17.2           2.3           .9           20.4
 Goodwill related to the sale of         (36.3)         --            --           (36.3)
  U.S. packaged gas business
                                     -----------------------------------------------------------
 Balance as of 30 June 2002             $283.2         $89.4         $9.3         $381.9
                                     -----------------------------------------------------------

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

Acquisition
-----------

In July 2002, the company increased its ownership in San Fu Chemical Company, Ltd. (San Fu) from 48% to 70%. Since 1987, the company has had a joint venture arrangement with San Fu, the largest industrial gas company in Taiwan. San Fu is a full service industrial gas and chemical company with a broad product portfolio supplying specialty gases, electronic piping and equipment, liquid/ bulk gases, pipeline/on-site gases and chemicals to the Taiwan marketplace.
For the nine months ended 30 June 2002, San Fu had revenues of approximately $153. This investment is consistent with the company's strategy of investing in growth markets (Asia) and industries (electronics) and will provide a stronger foundation for growth in both Taiwan and China.

As of 30 June 2002, the company accounted for its investment in San Fu using the equity method. In July 2002, the company obtained control through the acquisition of an additional 22% of the outstanding shares. As part of this transaction, put options have been issued which give other shareholders the right to sell San Fu stock to the company at market price when exercised. The options are effective from January 2005 thru January 2015 and allow for the sale of all stock owned by other shareholders to the company.

Divestiture
-----------

On 28 February 2002, the company completed the sale of the majority of its U.S. packaged gas business, excluding the electronic gases and magnetic resonance imaging related helium operations, to Airgas, Inc. (Airgas). This sale included approximately 100 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the retail selling of welding hardgoods, including customer service centers, warehouses, and other related assets. The company also sold its packaged gas operations in the Carolinas and in Southern Virginia to National Welders Supply Company, Inc., a joint venture between Airgas and the Turner family of Charlotte, N.C. The assets sold generated approximately $240 in revenues in 2001 with a modest contribution to operating income. For the five months ended 28 February 2002, the revenues were approximately $100 also with a modest contribution to operating income. These facilities employed 1,200 people. The cash proceeds from these transactions were $254.5. The results for the nine months ended 30 June 2002 included a gain of $55.7 ($25.7 after-tax, or $.12 per share).

Earnings Per Share
------------------

The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------
                                             Three Months Ended             Nine Months Ended
                                                   30 June                       30 June
                                            2002            2001          2002           2001
--------------------------------------------------------------------------------------------------

Numerator for basic EPS
 and diluted EPS-net income               $141.3           $132.3        $381.1         $362.5

Denominator for basic EPS
 -weighted average shares (in              218.0            214.9         216.8          214.7
  millions)

Effect of diluted securities
 Employee stock options (in millions)        5.9              4.7           5.2            3.5
 Other award plans (in millions)              .8               .9            .7             .9
--------------------------------------------------------------------------------------------------
                                             6.7              5.6           5.9            4.4
--------------------------------------------------------------------------------------------------

Denominator for diluted EPS
 -weighted average shares and
 assumed conversions (in                   224.7            220.5         222.7          219.1
 millions)
--------------------------------------------------------------------------------------------------

Basic EPS                                    $.65             $.62         $1.76          $1.69
--------------------------------------------------------------------------------------------------

Diluted EPS                                  $.63             $.60         $1.71          $1.65
--------------------------------------------------------------------------------------------------

Equity Affiliates' Income
-------------------------

Income from equity affiliates contributed $.08 and $.09 to diluted earnings per share for the three months ended 30 June 2002 and 2001, respectively. Income from equity affiliates contributed $.24 and $.25 to diluted earnings per share for the nine months ended 30 June 2002 and 2001, respectively.

Cost Reduction Programs
-----------------------

The results for the nine months ended 30 June 2002 included a charge of $30.8 ($18.9 after-tax, or $.09 per share) for a global cost reduction plan (2002
Plan) including packaged gas divestiture related reductions. This charge included $27.1 for severance and pension related benefits and $3.7 for asset impairments related to the planned sale or closure of two small chemical facilities. The company will eliminate 333 positions in areas of manufacturing, engineering, distribution, and overheads. The restructuring charges included in cost of sales, selling and administrative, research and development, and other expense were $13.4, $14.1, $.4, and $2.9, respectively.

The results for the nine months ended 30 June 2001 included a charge of $30.9 ($20.0 after-tax, or $.09 per share) for a global cost reduction plan. The plan included 311 position eliminations, resulting in a charge of $22.4 for severance and termination benefits. A charge of $8.5 was recognized for asset impairments and other related restructuring costs. The restructuring charges included in cost of sales, selling and administrative, and other expense were $14.4, $9.4, and $7.1, respectively. The results for the nine months ended 30 June 2001 also included a charge of $6.0 ($3.7 after-tax, or $.02 per share) related to a litigation settlement.


The following table summarizes changes to the carrying amount of the accrual for cost reduction plans for the nine months ended 30 June 2002:

                                  Severance     Pension     Other (1)   Total
                                ----------------------------------------------

Balance at 30 September 2001        $49.1         $ --        $1.5     $50.6
 Provision                           16.4         10.7         3.7      30.8
 Noncash charges                       --        (10.7)       (3.7)    (14.4)
 Cash expenditures                  (29.1)          --          --     (29.1)
 Adjustments 2001 Plan               (2.4)          --         (.6)     (3.0)
------------------------------------------------------------------------------
Balance at 30 June 2002             $34.0         $ --         $.9     $34.9
------------------------------------------------------------------------------

 (1) Asset impairments and related expenses are included in the other category.


New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of long-lived assets. The company will adopt the Statement effective 1 October 2002 and is currently evaluating its impact.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. Additionally, SFAS No. 144 broadens the definition of businesses that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The company will adopt the Statement effective 1 October 2002. The company does not believe this Statement will have a material effect on the company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The company adopted this Statement as of 1 July 2002. The impact on the company will be to reclassify the extraordinary item recorded in the fourth quarter of the prior year to other (income) expense.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The Statement will be applied prospectively to exit or disposal activities initiated after 31 December 2002. The company is currently evaluating the impact of adopting this Statement.

Reclassification
----------------

As of 1 October 2001, the company changed its reporting of the demurrage/ cylinder income to include it in revenues. Previously, it was included as an offset to cost of sales. The consolidated income statements of the prior periods have been adjusted to reflect this reclassification.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

             THIRD QUARTER FISCAL 2002 VS. THIRD QUARTER FISCAL 2001
-------------------------------------------------------------------------------
(Millions of dollars, except per share)

RESULTS OF OPERATIONS

Consolidated - Sales in the third quarter of 2002 of $1,374.0 declined 5%, or $76.9, mainly due to the lower contractual natural gas cost pass-through compared with the same quarter in the prior year. Operating income of $215.1 remained relatively flat compared with $215.4. Income from equity affiliates was down $4.1 to $17.7. Net income was $141.3, or $.63 diluted earnings per share, compared to net income of $132.3, or $.60 diluted earnings per share.

There were no special items impacting the quarter's results of operations. All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

Gases - Sales declined $103.2, or 10%, to $915.7 in the third quarter of 2002. Excluding natural gas cost pass-through, acquisitions, divestitures, and currency effects, sales declined 1%. This decline of 1% was principally due to the recessionary impact on merchant gases demand.

Operating income of $166.7 declined $8.5, or 5%. This decline was principally due to higher maintenance spending in Chemicals and Process Industries (CPI) and the first full quarter effect of the U.S. packaged gas divestiture. Favorable currency and exchange, modest improvements in electronics demand, and continued margin improvement in the worldwide liquid bulk business partially offset the operating income decline. Operating margin of 18.2% was up 1% compared to 17.2%. This operating margin improvement resulted from lower natural gas cost pass-through.

The electronics business showed improvement with sales increasing 2%. Worldwide CPI tonnage volume increased 9% overall with hydrogen and carbon monoxide (HYCO) experiencing 5% growth. CPI posted record HYCO volumes and experienced a recovery in gaseous oxygen and nitrogen (GOX/GAN) volumes due to higher petrochemical demand. Liquid bulk volume declined 4% in North America, reflecting continued softness in demand across a number of end markets. Average liquid oxygen and nitrogen (LOX/LIN) prices decreased 2% as a direct result of the removal of national surcharges. Excluding the negative surcharge removal effect of 5%, the underlying average LOX/LIN price increased 3%.

In the European liquid bulk business, a 2% increase in the European LOX/LIN price index and lower operating costs were offset by a 2% decline in European liquid bulk volumes due to weakness in United Kingdom and Southern Europe manufacturing. The Asian liquid bulk volume increased 11% primarily due to rapid volume growth in Southern and Eastern China.

Gases equity affiliates' income was $14.4 down $3.4 from $17.8. This decline resulted from the absence of income from two cogeneration facilities that were divested in the fourth quarter of 2001 and lower results of electronics equity affiliates.

Chemicals - Sales in the third quarter of 2002 of $385.4 increased $10.7, or 3%. Excluding the effects of natural gas cost pass-through and currency impacts, sales were up 4%. This increase was a result of an 8% volume increase offset by an unfavorable price/mix variance of 4%. In the performance chemicals division, volumes were up 11% led by emulsions with its improved U.S. demand in the adhesives, non-wovens, and coatings end markets. Chemical intermediates volumes increased 4%. Higher polyurethane intermediate shipments were partially offset by lower shipments of amines primarily due to continued weakness in the herbicide end market.

Operating income of $47.9 increased $8.2, or 21%, due primarily to higher chemical volumes. The operating margin of 12.4% improved from prior year's 10.6%.

Equipment - Sales of $72.9 were up $15.6, or 27%, and operating income increased $3.0, to $5.7, primarily due to higher liquid natural gas (LNG) exchanger activity coupled with higher shipments of helium containers. The sales backlog for the equipment segment at 30 June 2002 was $145.7 compared to $132.4 at 30 June 2001 and $227.2 at 30 September 2001.

INTEREST

Interest expense of $27.5 decreased $21.2, or 44%. A third of this decline resulted from lower average interest rates with the remainder driven by lower average debt outstanding.

INCOME TAXES

The effective tax rate for the third quarter of 2002 was 30.0%, after minority interest of $3.4. The comparable rate in the prior year was 28.9%. Excluding the impact of special items, the effective tax rate for the nine months ended 30 June 2002 and 2001 was 30.0%, respectively.

                AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


               NINE MONTHS FISCAL 2002 VS. NINE MONTHS FISCAL 2001
-------------------------------------------------------------------------------
(Millions of dollars, except per share)

RESULTS OF OPERATIONS

Consolidated - Sales for the nine months ended 30 June 2002 of $4,003.2 were 10% lower than the $4,461.2 reported in the prior year. Operating income of $554.1 declined $53.0, or 9%. Income from equity affiliates was $56.4 compared with $59.6. Net income was $381.1, or $1.71 diluted earnings per share, compared to net income of $362.5, or $1.65 diluted earnings per share. The results for the nine months ended 30 June 2002 were impacted by two special items: an after-tax gain of $25.7, or $.12 per share, on the sale of the U.S. packaged gas business; and an after-tax charge of $18.9, or $.09 per share, for a global cost reduction plan. The results for the nine months ended 30 June 2001 included an after-tax charge of $20.0 million, or $.09 per share, for a cost reduction program and an after-tax charge of $3.7 million, or $.02 per share, related to a litigation settlement. Excluding these special items, net income for the nine months ended 30 June 2002 of $374.3 declined $11.9, or 3%, from the prior year. Excluding special items, diluted earnings per share of $1.68 declined $.08, or 5%, from prior year.

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

The remaining discussion and analysis of the results of operations excludes the impact of special items. The exclusion of special items focuses the discussion of the results on the ongoing operations of the company and its segments. See Summary of Business Segments for details of special items by segment. All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

Gases - Sales in the first nine months of 2002 were $2,706.6 compared to $3,125.0, down $418.4 or 13%. Excluding natural gas cost pass-through, acquisitions, divestitures, and currency effects, sales declined 3% due principally to lower shipments to the electronics industry. The decline in sales was partially offset by higher prices for merchant gases and volume growth in CPI.

Operating income of $467.4 declined $82.3, or 15%, due principally to the depressed conditions in the global electronics market. North American operating results included a write-off of $7.3 million in receivables associated with three bankrupt steel customers. Higher maintenance spending in CPI and the effect of the U.S. packaged gas divestiture also contributed to the decline in operating income. Higher merchant gases pricing partially offset the operating income decline. Currency and exchange related effects had minimal impact on operating income. Operating margin of 17.3% was down 0.3% compared to 17.6%.

Electronics volume decline resulted from continued depressed conditions in the global electronics market. Electronics was affected by a sharp reduction in customers' global silicon wafer processing due to soft demand. Overall CPI tonnage volume grew 6% as significantly increased HYCO demand was coupled with modest recovery in GOX/GAN. Liquid bulk volume declined 7% in North America, reflecting continued soft demand across a number of end markets. Improved pricing, lower operating costs, and lower overheads in liquid bulk were able to more than offset the volume decline. Average LOX/LIN prices increased 3% as a direct result of pricing and surcharge initiatives. The surcharges were discontinued in the third quarter of 2002.

A 4% increase in the European LOX/LIN price was tempered by a 4% decline in European liquid bulk volumes due to weakness in United Kingdom and Southern Europe manufacturing. The Asian liquid bulk volume increase of 2% due to growth in Southern and Eastern China and Thailand was partially offset by lower demand by northern Chinese steel makers.

Gases equity affiliates' income was down $6.6, or 12%, mainly due to the absence of income from two cogeneration facilities that were divested in the fourth quarter of 2001 which more than offset a $5.0 one-time tax benefit related to an asset revaluation in an Italian affiliate.

Chemicals - Sales in the first nine months of 2002 were $1,092.5 compared to $1,158.3, down 6%. Excluding the effects of natural gas cost pass-through and some prior year polyvinyl alcohol (PVOH) post-sale export revenues, sales declined 2%. Unfavorable currency impacts had minimal effect on revenues. The overall volume index increase was 1%, excluding the impact of PVOH.

Performance chemicals experienced a volume increase of 3%, while chemical intermediates volume declined 3%. This decline in chemicals intermediates volume resulted primarily from weaker demand in specialty and higher amines.

Operating income of $135.0 increased 35%, or $35.2. Improved margins resulting from lower natural gas and feedstock costs, and reduced overhead costs drove the significant increase in operating income. Currency and exchange related effects had minimal impact on operating income. The operating margin of 12.4% was significantly improved from 8.6%.

Equity affiliates' income increased $3.3 primarily due to the improved profitability of the global polymers joint venture.

A long-term supplier of sulfuric acid, which is used in the production of dinitrotoluene (DNT), has been operating under Chapter 11 bankruptcy protection since 8 May 2001. The company's DNT operation and supply to its customers have not been materially impacted. The company expects this supplier to be successful in its reorganization. In the unlikely event of unsuccessful reorganization, the profitability of the chemicals segment could be materially impacted on an annual basis. The company extended an $8.0 line of credit to this supplier, of which $5.6 was drawn at 30 June 2002. The company also entered into a product prepayment agreement with this supplier. At 30 June 2002, the unamortized balance was $5.4. The company expects to fully recover these advances.

Equipment - Sales of $204.1 grew $26.2 while operating income of $11.7 increased $4.4. The improved results reflected increased activity across several product lines.

INTEREST

Interest expense of $93.6 decreased $53.8, or 36%. The decrease resulted from a combination of lower average debt outstanding and lower interest rates.

INCOME TAXES

The effective tax rate for the first nine months of 2002 was 32.0%, after minority interest of $12.5. The effective rate excluding the impact of special items was 30.0% for both 2002 and 2001.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

Capital expenditures during the first nine months of 2002 totaled $508.0 compared to $538.5. Additions to plant and equipment were $459.8 during the first nine months of 2002 compared to $510.1. Investments in and advances to unconsolidated affiliates were $35.2 during the current period versus $27.8. Capital expenditures for new plant and equipment are expected to be between $650 and $700 in 2002. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded with cash from operations and proceeds from asset sales.

Total debt at 30 June 2002 and 30 September 2001, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 38% and 43%, respectively. Total debt decreased from $2,477.7 at 30 September 2001 to $2,214.0 at 30 June 2002.

There was no commercial paper outstanding at 30 June 2002. The company's total revolving credit commitments amounted to $600.0 at 30 June 2002. No borrowings were outstanding under these commitments. Additional commitments totaling $63.4 are maintained by the company's foreign subsidiaries, of which $27.2 was utilized at 30 June 2002.

The estimated fair value of the company's long-term debt, including current portion, as of 30 June 2002 is $2,253.1 compared to a book value of $2,180.6. There have been no material changes to the company's commitments for future payments of long-term debt, leases, and unconditional purchase obligations.

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

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2001 and the nine months ended 30 June 2002, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

FINANCIAL INSTRUMENTS

The net financial instrument position of the company was reduced from $2,300.5 at 30 September 2001 to $2,243.1 at 30 June 2002 primarily due to scheduled repayments of outstanding long-term debt partially offset by the impact of a weaker U.S. Dollar on the translation of foreign currency debt. All financial instruments are entered into for other than trading purposes and there was no material change to market risk sensitivity since 30 September 2001.

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

The significant accounting policies of the company are described in the notes to the consolidated financial statements included in the annual report on Form 10-K. Judgments and estimates of uncertainties are required in applying the company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; and estimated costs to be incurred for environmental matters, contract disputes, and settlement of litigation.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." See the notes to the consolidated financial statements for information concerning the company's implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events of outcomes that the company anticipates, as well as, among other things, overall economic and business conditions and demand for Air Products' goods and services during that time; competitive factors in the industries in which it competes; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of terrorism impacting the United States' and other markets; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                           PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K.

           (a)(10.1)       Confidential Transition and Retirement
                           Agreement and General Release

           (a)(10.2)       Employment Agreement

           (a)(12)         Computation of Ratios of Earnings to Fixed
                           Charges

           (a)99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002

           (a)99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) During the quarter ended 30 June 2002, the Registrant filed Current Reports on Form 8-K dated 23 April 2002, 10 May 2002 and 4 June 2002 in which Item 5 of such form was reported, and 23 April 2002 in which Item 5 and Item 9 of such form were reported.

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


                                         Air Products and Chemicals, Inc.
                                         --------------------------------
                                         (Registrant)


Date: August 13, 2002               By:        /s/John R. Owings
                                       ----------------------------------------
                                                John R. Owings
                                    Vice President and Chief Financial Officer

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


                       For the quarter ended 30 June 2002


                           Commission File No. 1-4534


                               -------------------



                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

===============================================================================

                               INDEX TO EXHIBITS

         (a)(10.1) Confidential Transition and Retirement Agreement and General Release

         (a)(10.2)    Employment Agreement

         (a)(12)      Computation of Ratios of Earnings to Fixed Charges

         (a)99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (a)99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002