Form 10-K
period 2002-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2002-12-13
CIK 2969

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------

                                   FORM 10-K

(Mark One) |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended 30 September 2002

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES[X] NO[ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on 30 November 2002 was $9.9 billion. The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2002 was $11.8 billion. For purposes of the foregoing calculations (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and
(ii) registrants's grantor trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of 30 November 2002 was 227,219,388.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the fiscal year ended 30 September 2002. With the exception of those portions that are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.

     Proxy Statement for Annual Meeting of Shareholders to be held 23 January 2003 . . . Part III.
===============================================================================

                           FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations at the time the document was originally prepared regarding important risk factors, and management does not anticipate publicly updating any of its expectations except as part of the quarterly earnings announcement process. Actual results may differ materially from those forward-looking statements expressed. In addition to important risk factors and uncertainties referred to in the Management's Discussion and Analysis, which is included under
Item 7 herein, factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events or outcomes that management anticipates, as well as, among other things, overall economic and business conditions and demand for Air Products' goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of terrorism impacting the United States and other markets; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in jurisdictions in which Air Products and its affiliates operate; and the timing and rate at which tax credits can be utilized.

                                TABLE OF CONTENTS


                                                                                                                Page

PART I.............................................................................................................1
    ITEM 1.   Business.............................................................................................1
               GASES...............................................................................................1
               CHEMICALS...........................................................................................2
                Performance Materials..............................................................................2
                Chemical Intermediates.............................................................................3
               EQUIPMENT...........................................................................................4
               GENERAL.............................................................................................4
                Foreign Operations.................................................................................4
                Technology Development.............................................................................5
                Raw Materials and Energy...........................................................................5
                Environmental Controls.............................................................................6
                Competition........................................................................................6
                Insurance..........................................................................................7
                Employees..........................................................................................7
                Available Information..............................................................................8
                Executive Officers of the Company..................................................................9
    ITEM 2.   Properties..........................................................................................10
                Gases.............................................................................................10
                Chemicals.........................................................................................10
                Equipment.........................................................................................11
    ITEM 3.   Legal Proceedings...................................................................................11
    ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................11

PART II...........................................................................................................11
    ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................11
    ITEM 6.   Selected Financial Data.............................................................................12
    ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation................12
    ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk..........................................12
    ITEM 8.   Financial Statements and Supplementary Data.........................................................12
    ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................12

PART III..........................................................................................................13
    ITEM 10.  Directors and Executive Officers of the Registrant..................................................13
    ITEM 11.  Executive Compensation..............................................................................13
    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......13
    ITEM 13.  Certain Relationships and Related Transactions......................................................13
    ITEM 14.  Controls and Procedures.............................................................................13

PART IV...........................................................................................................13
    ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................13
               Signatures.........................................................................................18
               Certifications.....................................................................................20


                                     PART I

ITEM 1.   Business.

          Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business and developed strong positions as a producer of certain chemicals.

          The gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, argon, and hydrogen, and a variety of medical and specialty gases. The chemicals business segment produces and markets performance materials and chemical intermediates. The equipment business segment supplies cryogenic and other process equipment and related engineering services.

          Financial information concerning the Company's business segments appears in Note 20 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 2002 Financial Review Section of the Annual Report.

          As used in this Report, the term "Air Products" or "Company" includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.

                                      GASES

          The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified, or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide), and helium (purchased or refined from crude helium). Medical and specialty gases are manufactured or blended by the Company or purchased for resale. The gases segment also includes the Company's global healthcare, power generation, and flue gas treatment businesses.

          The Company's gas business involves three principal modes of supply:

          "On-site/pipeline" supply--For large volume or "tonnage" users of industrial gases, a plant is built adjacent to, on, or near the customer's facility--hence the term "on-site". Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under long-term contracts. In numerous areas--the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; "Silicon Valley", California; Los Angeles, California; Phoenix, Arizona; Decatur, Alabama; Central Louisiana; Rotterdam, the Netherlands; Korea; Singapore; Taiwan; Malaysia; and Brazil--Air Products' hydrogen, oxygen, carbon monoxide, or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Thailand, Singapore, and South Africa.

          Liquid bulk supply--Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These liquid bulk customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Some customers are also supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology which, in certain circumstances, the Company sells to its customers. Liquid bulk customers' contract terms normally are from three to five years.

          Packaged gases supply--Industrial and various specialty and medical gases are also delivered in cylinders, dewars, and lecture bottle sizes. During fiscal year 2002, the Company divested its historic U.S. packaged gas business except for electronics gases and helium used in magnetic resonance imaging. The Company is pursuing a similar divestiture in Canada.

          Oxygen, nitrogen, argon, and hydrogen sold to liquid bulk customers are usually recovered or generated at large "stand-alone" facilities located near industrial areas or high-tech centers, or at small noncryogenic generators, or are taken from on-site plants used primarily to supply tonnage users. On-site plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a liquid bulk market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide, and low dew point gases using adsorption technology.

          Sales of atmospheric gases--oxygen, nitrogen, and argon--constituted approximately 26% of Air Products' consolidated sales in fiscal year 2002, 24% in fiscal year 2001, and 25% in fiscal year 2000. Sales of industrial gases--principally oxygen, nitrogen, and hydrogen--to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 20% and 14%, respectively, of Air Products' consolidated sales in fiscal year 2002.

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

         The global healthcare business of Air Products is directed at two main markets: institutional and homecare. The institutional market uses medical gases in hospitals, clinics, and nursing homes, as well as helium for use in magnetic resonance imaging. The homecare business was principally in Europe before the acquisition in October 2002 of American Homecare Supply, LLC, which serves the Eastern United States. Homecare involves the delivery of respiratory therapy services, infusion services, and home medical equipment to patients in their homes.

         Specialty gases include fluorine products, rare gases such as xenon, krypton, and neon, and more common gases of high purity or gases that are precisely blended as mixtures. Specialty chemicals for use by the electronics industry include silane, arsine, silicon tetrafluoride, nitrogen trifluoride, carbon tetrafluoride, hexafluoromethane, and tungsten hexafluoride. These gases and chemicals are used in numerous industries and in electronic and laboratory applications. In certain circumstances the Company sells equipment related to the use, handling, and storage of such specialty gases and specialty chemicals.

         Sales of industrial gases and sales of specialty products to the electronics industry and others are made principally through regional offices in the United States and other countries.

         Electricity and hydrocarbons, including natural gas as a feedstock for producing certain gases, are important to Air Products' gas business. See "Raw Materials and Energy". The Company's large truck fleet that delivers products to liquid bulk customers requires a readily available supply of gasoline or diesel fuel. Also, environmental and health laws and regulations will continue to affect the Company's gas businesses. See "Environmental Controls".

         Air Products operates and has 50% interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California and in a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, the Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.8% interest, operates in Thailand and supplies electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate. Additional information with respect to the Company's power generation and flue gas treatment businesses is included in Notes 3, 8, and 18 to the Consolidated Financial Statements included under Item 8 herein.

                                    CHEMICALS

         The Company's chemicals businesses consist of performance materials and chemical intermediates, where the Company is able to differentiate itself by the performance of its products in the customer's application, the technical service that the Company provides, and the scale of production and the production technology employed by the Company.

Performance Materials

         The principal businesses of performance materials are Performance Polymers, Performance Solutions, and Performance Products. Total sales from the performance materials business constituted approximately 17% of Air Products' consolidated sales in fiscal year 2002, 15% in fiscal year 2001, and 17% (excluding PVOH) in fiscal year 2000. Air Products' performance materials are differentiated from the competition based on their functionality when used in the customer's products and applications, and by the technical service the Company provides.

         Performance Polymers--Air Products' polymers are water-based and water-soluble emulsion products derived primarily from vinyl acetate monomer. The Company's major emulsions products are vinyl acetate homopolymer emulsions and AIRFLEX(R) vinyl acetate-ethylene copolymer emulsions. The Company also produces emulsions that incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks, and carpet backing binder formulations.

         Air Products owns 65% of a worldwide joint venture with Wacker-Chemie GmbH that produces polymer emulsions and pressure-sensitive adhesives. The Company also owns 20% of a worldwide joint venture with Wacker-Chemie GmbH that produces redispersible powders made from polymer emulsions.

         Performance Solutions--These products are primarily acetylenic alcohols and amines that are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations, and corrosion inhibitors.

         Performance Products--These products include polyurethane catalysts and surfactants that are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding, and automobile seating.

         These products also include epoxy additives such as: polyamides, aromatic amines, cycloaliphatic amines, reactive diluents, and specialty epoxy resins that are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites, and electrical laminates.

Chemical Intermediates

         The chemical intermediates businesses use the Company's proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces certain industrial chemicals (ammonia, methanol, and nitric acid) as raw materials for its differentiated products. Total third-party sales from the chemical intermediates businesses constituted 10% of Air Products' consolidated sales in fiscal year 2002, 10% in fiscal year 2001, and 12% in fiscal year 2000.

         Amines--The Company produces a broad range of amines using ammonia and methanol, both of which are manufactured by Air Products, and other alcohol feedstocks purchased from various suppliers. Other, more specialized amines, are produced by the hydrogenation of purchased intermediates. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company's customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, rubber chemicals, and pharmaceuticals. Ammonia is produced as a feedstock for its alkylamines business, supplemented by external purchases. Additional ammonia is purchased and converted to ammonium nitrate prills and solutions that are primarily sold to customers as fertilizers or for other chemical applications. Methanol is produced by Air Products as a feedstock in methylamine production, and the excess over this requirement is sold to a third party.

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


                                      * * *


         Chemical sales are supported from various locations in the United States, England, Germany, Brazil, Mexico, the Netherlands, Japan, China, Singapore, and South Africa, and through sales representatives or distributors in most industrialized countries. Dry products are delivered in railcars, trucks, drums, bags, and cartons. Liquid products are delivered by barge, rail tank cars, tank trailers, drums and pails, and, at one location, by pipeline.

         The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see "Raw Materials and Energy"), and will continue to be affected by various environmental and health laws and regulations (see "Environmental Controls").

                                    EQUIPMENT

         The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. This segment also designs and builds cryogenic transportation containers for liquid helium and hydrogen. Customers include companies involved in chemical and petrochemical manufacturing, oil and gas recovery and processing, power generation, and steel and primary metal productions. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide, and low dew point gases using membrane technology. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the gases segment and for sale in industrial markets that include the Company's international industrial gas joint ventures.

         The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $114 million on 30 September 2002, approximately 13% of which relates to cryogenic air separation, as compared with a total backlog of approximately $227 million on 30 September 2001. It is expected that approximately $106 million of the backlog on 30 September 2002, will be completed during fiscal year 2003.

                                     GENERAL


Foreign Operations

         Air Products, through subsidiaries and affiliates, conducts business in numerous countries outside the United States. The structure of the Air Products gas business in Europe is comparable to the Company's United States operation, except in Europe, where the Company is still engaged in the packaged gas business. Air Products' international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.

         The Company's industrial gas segment, through investments ranging from wholly owned subsidiaries to minority ownership interests, does business in approximately 35 countries outside the United States. Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, Canada, and Mexico, and throughout Europe and Asia in 15 and ten countries, respectively. There are 50% industrial gas joint ventures in Canada and Trinidad and Tobago, seven countries in Europe, five in Asia, and two in Africa, and less than controlling interests in Africa, Canada, and Mexico, four countries in Europe, and three in Asia. During the year, the Company acquired a controlling interest in the Taiwan company, San Fu Gas Co. Ltd., bringing its interest to 70%. The Company also has a 50% interest in a power generation facility in the Netherlands and a 48.8% interest in one in Thailand.

         The principal geographic markets for the Company's chemical products are North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Germany, Italy, the Netherlands, the United Kingdom, Australia, Singapore, Japan, Korea, China, and Mexico. The Company also has a 50% joint venture in the U.K that is developing products relating to silicon wafer polishing, chemical mechanical planarization processes, and hard disk polishing. The polymer emulsions and pressure-sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the United States, Germany, Mexico, and Korea, along with a technical service center in Shanghai, China. Headquarters for the 20% investment in the redispersible powder venture with Wacker-Chemie GmbH are in Germany with manufacturing facilities in Germany and the United States. The Company also has less than controlling interests in Japan and Ireland that sell chemicals to the electronics industry.

         Financial information about Air Products' foreign operations and investments is included in Notes 8, 16, and 20 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under "Foreign Currency", and information on Company exposure to currency fluctuations is included in Note 6 to the Consolidated Financial Statements included under Item 8 herein. Export sales from operations in the United States to unconsolidated customers amounted to $533 million, $602 million, and $558 million in fiscal years 2002, 2001, and 2000, respectively. Total export sales in fiscal year 2002 included $95 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales.

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

         The amount expended by the Company on research and development during fiscal year 2002 was $121 million, $123 million in fiscal year 2001, and $124 million in fiscal year 2000. The amount expended by the Company on customer-sponsored research activities during fiscal year 2002 was $18 million, $19 million in fiscal year 2001, and $14 million in fiscal year 2000.

         In the gases and equipment segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases and cryogenic fluids, developing new products, and developing new and improved applications for industrial gases. It is through such applications and improvements that the Company has become a major supplier to the electronics and chemical process industries including gases from air separation, specialty gases, and hydrogen. Additionally, technology development for the equipment business is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production and separation.

         In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend our present positions in polymer and performance materials. In addition, a major continuing effort supports the development of new and improved process and manufacturing technology for chemical intermediates and polymers.

         A corporate research group supports the research efforts of the Company's various businesses. This group includes the Company's Corporate Science and Technology Center, which conducts research in areas important to the long-term growth of the Company with focus on performance materials.

         As of 1 November 2002, Air Products owned 952 United States patents and 1,695 foreign patents. The Company is also licensed under certain patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

Raw Materials and Energy

         The Company manufactures hydrogen, carbon monoxide, synthesis gas, carbon dioxide, and methanol principally from natural gas. Such products accounted for approximately 12% of the Company's consolidated sales in fiscal year 2002. The Company's principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer that supports the polymer business, the Company is heavily dependent on a single supplier under a long-term contract that produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 28% of the Company's consolidated sales in fiscal year 2002. Natural gas is an energy source at a number of the Company's facilities. The Company also purchases ammonia under long-term contracts as a feedstock for several of its chemicals facilities.

         A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), has been operating under Chapter 11 bankruptcy protection since 8 May 2001. The Company's DNT operation in its polyurethane intermediates business and supply to its customers have not been materially impacted. The Company expects this supplier to be successful in its reorganization. If reorganization is not successful, the sales and profitability of the chemicals segment could be materially impacted on an annual basis due to the supplier's shutdown and the Company's inability to supply all of its customers' base requirements. The Company extended an $8.0 million line of credit to this supplier, of which $7.5 million was drawn at 30 September 2002. The Company also entered into a product prepayment agreement with this supplier. At 30 September 2002, the unamortized balance was $5.0 million. The Company expects to fully recover these advances.

         The Company's industrial gas facilities use substantial amounts of electrical power. Electricity is the largest cost input for the production of atmospheric gases. Any shortage of electrical power or interruption of its supply or increase in its price that cannot be passed through to customers for competitive reasons will adversely affect the liquid bulk gas business of the Company.

         In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal year 2002, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

         The amounts charged to earnings on an after-tax basis related to environmental matters totaled $24 million in 2002, $22 million in 2001, and $31 million in 2000. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be $25 million in 2003 and 2004.

         Although precise amounts are difficult to define, the Company estimates that in fiscal year 2002 it spent approximately $14 million on capital projects to control pollution versus $13 million in 2001. Capital expenditures to control pollution in future years are estimated at approximately $19 million in 2003 and $16 million in 2004.

         To the extent long-term contracts have been entered into for supply of product, such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

         It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $9 million to a reasonably possible upper exposure of $20 million. The balance sheet at 30 September 2002 includes an accrual of $15 million. At 30 September 2001, the balance sheet accrual was $14 million.

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

         Air Products' industrial gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers, and in some cases the provisions of other services or products such as power and steam generation. Similar competitive situations exist in

European and Asian industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

         Competition in the institutional market of the global healthcare business is principally from other large, established industrial gas companies using business models (long-term product supply agreements) that are similar to those the companies utilize for other industrial gas supply relationships. Competition in this market is principally based on price, quality, service, and reliability of supply. Homecare is served by national and local providers, and in the U.S. there are over 2,000 regional and local providers. It is highly competitive. In the United States reimbursement levels are established by fee schedules regulated by Medicare and Medicaid, or by the levels determined by insurance companies. Accordingly, in the United States, homecare companies compete primarily on the basis of service. Homecare companies generally direct their marketing efforts towards referral sources that usually have no financial responsibility for the payment of client services. Maintaining competitiveness requires efficient logistics, reimbursement, and accounts receivable systems. Although the Company intends to acquire additional homecare companies, there is no guarantee that suitable candidates can be acquired or that the necessary managed care contracts will be on favorable terms.

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

Insurance

         The Company's policy is to obtain public liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company, for itself and its power generation and flue gas treatment joint venture affiliates for which it assumes operating responsibility, maintains public liability and property insurance coverage at amounts that management believes are sufficient, after retention, to meet the Company's anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

Employees

         On 30 September 2002, the Company (including majority-owned subsidiaries) had approximately 17,200 full-time employees, of whom approximately 8,700 were located outside the United States. The Company has collective bargaining agreements with unions at numerous locations that expire on various dates over the next three to four years. On 22 November 2002, the agreement with the International Association of Machinists and Aerospace Workers (I.A.M.A.W.) expired without ratification of a new agreement, although employees continue to work. This collective bargaining arrangement covers employees at the Company's Hometown, Pennsylvania facility, which produces specialty gases and chemicals, and employees at two small equipment manufacturing facilities. The Company considers relations with its employees to be satisfactory. The Company does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.

Available Information

         All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission ("SEC"), including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge through the Company's Internet website at www.airproducts.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC.

         The public may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is www.sec.gov.

Executive Officers of the Company

         The Company's executive officers and their respective positions and ages on 15 December 2002 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.


               Name                     Age                                Office
               ----                     ---                                ------

Leonard V. Broese van Groenou           55         Vice President-Human Resources
         (D)                                       (became Vice President-Human Resources in 2001;
                                                   Vice President-Human Resources and Procurement
                                                   of Air Products Europe prior thereto)

W. Douglas Brown                        56         Vice President, General Counsel, and Secretary
         (D)                                       (became Vice President, General Counsel, and Secretary
                                                   in 1999; Vice President-Administration, Gases and
                                                   Equipment prior thereto)

Andrew E. Cummins                       58         Group Vice President-Chemicals
         (D)                                       (became Group Vice President-Chemicals in 1999;
                                                   Vice President-North America Gases in 1999;
                                                   Vice President-General Industries
                                                   Group prior thereto)

Robert E. Gadomski                      55         Executive Vice President-Gases and Equipment
         (D)                                       (became Executive Vice President-Gases and Equipment
                                                   in 1999; Executive Vice President-Chemicals, Asia, and
                                                   Latin America in 1998)

Paul E. Huck                            52         Vice President and Corporate Controller
                                                   (became Vice President and Corporate Controller in 2002;
                                                   Vice President-Project Management Office in 2000;
                                                   Vice President and Corporate Controller prior thereto)

John P. Jones III                       52         Chairman, President, and Chief Executive Officer
         (A)(B)(C)(D)                              (became Chairman and Chief Executive Officer in 2000;
                                                   President and Chief Operating Officer in 1998)

Arthur T. Katsaros                      55         Group Vice President-Engineered Systems and Development
         (D)                                       (became Group Vice President-Engineered Systems and
                                                   Development in 2001; Group Vice President, Engineered
                                                   Systems and Operations Group prior thereto)

John R. Owings                          53         Vice President and Chief Financial Officer
         (D)                                       (became Vice President and Chief Financial Officer in 2002;
                                                   Senior Vice President of Finance, Personal Communications
                                                   Segment ($10.5 billion in net sales), in 2000 for
                                                   Motorola, Inc., a global leader in providing integrated
                                                   communications solutions and embedded electronic solutions;
                                                   Senior Vice President, Director of Finance, Global Telecom
                                                   Solutions Segment ($6.5 billion in net sales), in 1998 for
                                                   Motorola, Inc.)


---------------

(A)  Member, Board of Directors
(B)  Member, Executive Committee of the Board of Directors
(C)  Member, Finance Committee of the Board of Directors
(D)  Member, Corporate Executive Committee

ITEM 2.    Properties.

         The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England; Brampton, near Toronto, Canada; and Hattingen, Germany. Administrative offices are also located in leased facilities in the Allentown area, Pennsylvania; Tokyo, Japan; Hong Kong, the People's Republic of China; Singapore; Brussels, Belgium; Paris, France; Barcelona, Spain; and Sao Paulo, Brazil. The management considers the Company's manufacturing facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of 30 September 2002.

Gases

         The gases segment has approximately 180 plant facilities in 39 states, the majority of which recover nitrogen, oxygen, and argon. The Company has three facilities that produce specialty gases and 30 facilities that produce and/or recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas. There are 33 sales offices and/or cylinder distribution centers located in 21 states. Global healthcare has approximately 200 facilities in the United States, Argentina, Brazil, Mexico, South Africa, and nine countries in Europe.

         The property on which the above plants are located is owned by Air Products at approximately one-fourth of the locations, and leased by Air Products at the remaining locations. However, in virtually all cases, the plant itself is owned and operated by Air Products. Air Products owns approximately half of its industrial gas sales offices and cylinder distribution centers, including related real estate, and leases the other half. The majority of the facilities for global healthcare are leased.

         Air Products' European plant facilities total 61 and include three plants that recover hydrogen, three plants that manufacture dissolved acetylene, and three that recover carbon monoxide. The majority of European plants recover nitrogen, oxygen, and argon. In addition, there are five specialty gas centers. There are 119 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Japan, the People's Republic of China, Puerto Rico, Singapore, Indonesia, Taiwan, Korea, Malaysia, and the Middle East. Representative offices are located in Taiwan and in Hong Kong, Beijing, and Shanghai in the People's Republic of China.

Chemicals

         The chemicals segment manufactures amines, nitric acid, methanol, anhydrous ammonia, and ammonia products at its Pace, Florida facility; alkylamines at its St. Gabriel, Louisiana facility and its Camacari, Bahia, Brazil facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey facility; styrene emulsions, styrene acrylics, polyvinyl acetate acrylics, and polyvinyl acetate emulsions at its San Juan del Rio facility in Mexico; polyvinyl acetate emulsions at its Cologne, Germany facility; nitric acid, dinitrotoluene, and toluene diamine at its Pasadena, Texas facility; polyvinyl acetate emulsions and acetylenic chemicals at its Calvert City, Kentucky facility; specialty amines at its Wichita, Kansas facility; methylamines, dimethyl formamide, choline chloride, and dimethyl amino ethanol at its Teesside, England facility; and epoxy additives at its facilities in Manchester, England, and Los Angeles, California. The chemicals segment manufactures polyurethane additives and polyurethane specialty products (AIRTHANE(R)/VERSATHANE(R)) at its Paulsboro, New Jersey facility that is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at four smaller locations.

         The chemicals segment has 13 plant facilities, one sales office, and one laboratory in the United States, and operates three plants, four sales/representative offices, and two laboratories in Europe, two laboratories in Brazil and Japan, one laboratory in Korea and China, one plant in each of Mexico, Korea, and Brazil, and sales offices in Australia, Brazil, Mexico, Japan, Korea, and Singapore, and representative offices in Beijing, Shanghai, and Hong Kong in the People's Republic of China. Substantially all of the chemicals segment's plants and real estate are owned. The Company leases approximately 75% of the offices and 25% are owned.

Equipment

         The principal facilities utilized by the equipment segment include six plants and two sales offices in the United States, two plants and one office in Europe, one office in Japan, and one sales office in the People's Republic of China. Air Products owns approximately 50% of the facilities and real estate in this segment and leases the remaining 50%.

ITEM 3.  Legal Proceedings.

         In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 45 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. Additionally, the Company has received several notices between June 2001 and September 2002 of civil administrative penalties from the New Jersey Department of Environmental Protection alleging various exceedances and discrepancies relating to the air emissions from the thermal oxidizer at the Company's Paulsboro, New Jersey chemical production facility. While the aggregated, outstanding proposed penalties are $204,400, the Company expects that the ultimate penalty amount to be incurred by it will be reduced.

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


                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock, ticker symbol "APD", is listed on the New York and Pacific Stock Exchanges. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below. Cash dividends on Air Products' common stock are paid quarterly. The Company's objective is to pay dividends consistent with the reinvestment of earnings necessary for long-term growth. It is the Company's expectation that comparable cash dividends will continue to be paid in the future.

       Quarterly Stock Information
       ---------------------------------------------------------------
       2002            High          Low      Close          Dividend
       ---------------------------------------------------------------
       First         $48.09       $36.15     $46.91          $.20
       ---------------------------------------------------------------
       Second         53.52        43.30      51.65           .20
       ---------------------------------------------------------------
       Third          52.58        45.59      50.47           .21
       ---------------------------------------------------------------
       Fourth         51.66        40.00      42.01           .21
       ---------------------------------------------------------------
                                                             $.82


       2001            High          Low      Close          Dividend
       ---------------------------------------------------------------
       First         $42.25       $30.50     $41.00          $.19
       ---------------------------------------------------------------
       Second         43.45        35.00      38.40           .19
       ---------------------------------------------------------------
       Third          48.70        37.98      45.75           .20
       ---------------------------------------------------------------
       Fourth         49.00        32.25      38.58           .20
       ---------------------------------------------------------------
                                                             $.78

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

         As of 30 November 2002, there were 11,433 record holders of the Company's Common Stock.

ITEM 6.  Selected Financial Data.

         The tabular information appearing under "Five-Year Summary of Selected Financial Data" on page 46 of the 2002 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
`
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The textual information appearing under "Management's Discussion and Analysis" on pages 2 through 16 of the 2002 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk.

         The textual information appearing under "Market Risks and Sensitivity Analysis" on pages 11 and 12 of the 2002 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG LLP dated 28 October 2002, and the previously issued Arthur Andersen LLP report dated 26 October 2001, appearing on pages 18 through 46 of the 2002 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         On 10 May 2002, the Company terminated its engagement of Arthur Andersen LLP of Philadelphia, Pennsylvania ("Andersen") as independent auditors and determined to appoint KPMG LLP as its new independent auditors for the fiscal year ending 30 September 2002. This determination followed the Company's decision to seek proposals from independent public accounting firms to audit the Company's financial statements and was approved by the Board of Directors upon the recommendation of the Audit Committee.

         Andersen's report on the Company's audited financial statements for each of the years ended 30 September 2000 and 30 September 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended 30 September 2000 and 30 September 2001, and the interim period between 30 September 2001 and 10 May 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's financial statements for those years. Also, during those two years and interim period, there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

         Air Products provided Andersen with a copy of the foregoing disclosure. Andersen's letter dated 10 May 2002, stating its agreement with such statements, was filed as Exhibit 16 to the Company's Form 8-K filed 10 May 2002, which is incorporated herein by reference.

         During the years ended 30 September 2000 and 30 September 2001, and the interim period between 30 September 2001 and 10 May 2002, the Company did not consult with KPMG regarding application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable event listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The biographical information relating to the Company's directors appearing on pages 14 through 16 of the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. Executive Compensation.

         The information under "Director Compensation", "Report of the Management Development and Compensation Committee", "Executive Compensation Tables", "Severance and Other Change In Control Arrangements", and "Stock Performance Graph", appearing on pages 20 through 27 of the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth in the sections headed "Persons Owning More than 5% of Air Products Stock as of September 30, 2002", "Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2002", "Equity Compensation Plan Information", and "Information About Stock Performance and Ownership" appearing on pages 28 through 31 of the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

         Not applicable.

ITEM 14. Controls and Procedures.

         Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)   The following documents are filed as a part of this Report:


    1. The 2002 Financial Review Section of the Company's 2002 Annual
Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:
     (Page references to 2002 Financial Review Section of the Annual Report)

    Management's Discussion and Analysis........................................................ 2
    Reports of Independent Auditors............................................................ 18
    Consolidated Income for the three years ended 30 September 2002............................ 20


    Consolidated Balance Sheets at 30 September 2002 and 2001.................................. 21
    Consolidated Cash Flows for the three years ended 30 September 2002........................ 22
    Consolidated Shareholders' Equity for the three years ended 30 September 2002.............. 23
    Notes to Consolidated Financial Statements................................................. 24
    Business Segment and Geographic Information................................................ 43
       Five-Year Summary of Selected Financial Data............................................ 46

     2. The following additional information should be read in conjunction with the financial statements in the Company's 2002 Financial Review Section of the Annual Report to Shareholders:
                        (Page references to this report)

     Report of Independent Auditors on Schedule (KPMG LLP)..................................... 22
     Consent of Independent Auditors........................................................... 22
     Report of Independent Public Accountants on Schedule (Arthur Andersen LLP)................ 23

       Consolidated Schedule for the years ended 30 September 2002, 2001, and
2000 as follows:

     Schedule
     Number
     ------
     VIII  Valuation and Qualifying Accounts................................................... 24

     All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.


     3. Exhibits.

        Exhibit No.     Description

         (3)            Articles of Incorporation and By-Laws.

         3.1 By-Laws of the Company. (Filed as Exhibit 3.1 to the Company's Form 8-K Report dated 18 September 1997.)*

         3.2            Restated  Certificate  of  Incorporation of the Company.
                        (Filed as Exhibit 3.2 to the Company's Form 10-K Report for the fiscal year ended 30 September 1987.)*

         3.3 Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as
                        Exhibit 3.3 to the Company's Form 10-K Report for the fiscal year ended 30 September 1996.)*

         (4) Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

         4.1 Rights Agreement, dated as of 19 March 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated 19 March 1998, as amended by Form 8-A/A dated 16 July 1998.)*

         4.2            Amended and Restated Credit Agreementdated as of
                        16 September 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank as amended). (Filed as
                        Exhibit 4.2 to the Company's Form 10-K Report or the fiscal year ended 30 September 1999.)*

         (10)           Material Contracts.

         10.1 1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company's Form 10-K Report for the fiscal year ended 30 September 1989.)*

         10.2 The Rules of the United Kingdom Savings-Related Share Option Scheme of the Company as adopted on 24 October 1997, as amended on 1 October 1999 and
                        5 November 1999.

         10.3 Amended and Restated Supplementary Savings Plan of the Company effective 1 April 1998.

         10.3(a) Resolutions authorizing modifications to the Supplementary Pension Plan and Supplementary Savings Plan of the Company, effective 15 September 1999. (Filed as Exhibit 10.17 to the Company's Form 10-K Report for the fiscal year ended 30 September 2000.)*

         10.4 Supplementary Pension Plan of the Company, as amended effective 1 October 1988. (Filed as Exhibit 10.4 to the Company's Form 10-K Report for the fiscal year ended 30 September 1989.)*

         10.4(a) Amendment to the Pension Plan for Salaried Employees and the Pension Plan for Hourly Rated Employees of the Company, adopted 20 September 1995. (Filed as
                        Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended 30 September 1995.)*

         10.4(b) Amendment to Supplementary Pension Plan of the Company, adopted 20 September 1995. (Filed as Exhibit 10.4(e) to the Company's Form 10-K Report for the fiscal year ended 30 September 1995.)*

         10.4(c) Amendment to Supplementary Pension Plan of the Company, adopted 2 November 1995. (Filed as Exhibit 10.4(c) to the Company's Form 10-K Report for the fiscal year ended 30 September 1996.)*

         10.4(d) Resolutions delegating certain authority to amend the Supplementary Pension Plan of the Company, effective 26 January 2000. (Filed as Exhibit 10.4(d) to the Company's Form 10-K Report for the fiscal year ended 30 September 2000.)*

         10.4(e) Resolutions approving amendments to the Supplementary Pension Plan of the Company, effective 20 September 2000. (Filed as Exhibit 10.4(e) to the Company's
                        Form 10-K Report for the fiscal year ended 30 September 2000.)*

         10.5 Stock Option Plan for Directors of the Company, effective 27 January 1994, as amended 21 October
                        1999. (Filed as Exhibit 10.7 to the Company's Form 10-K Report for the fiscal year ended 30 September 1999.)*

         10.6 Letter dated 7 July 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company's Form 10-K Report for the fiscal year ended 30 September 1998.)*

         10.7 Air Products and Chemicals, Inc. Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(a) to the Company's Form 10-K Report for the fiscal year ended 30 September 1992.)*

         10.8 Air Products and Chemicals, Inc. Change of Control Severance Plan effective 15 March 1990. (Filed as
                        Exhibit 10.8(b) to the Company's Form 10-K Report for the fiscal year ended 30 September 1992.)*

         10.9 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of 1 August 1999.
                        (Filed as Exhibit 10.13 to the Company's Form 10-K Report for the fiscal year ended 30 September 1999.)*

         10.9(a) Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted 1 January 2000. (Filed as Exhibit 10.13(a) to the Company's Form 10-K Report for the fiscal year ended 30 September 2000.)*

         10.10 Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of 1 August 1999. (Filed as
                        Exhibit 10.14 to the Company's Form 10-K Report for the fiscal year ended 30 September 1999.)*

         10.10(a) Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted 1 January 2000. (Filed as Exhibit 10.14(a) to the Company's Form 10-K Report for the fiscal year ended 30 September 2000.)*

         10.11 Form of Severance Agreements that the Company has with each of its U.S. Executive Officers. (Filed as Exhibit 10.16 to the Company's Form 10-K Report for the fiscal year ended 30 September 1999.)*

         10.12 Form of Severance Agreement that the Company has with one European Executive Officer dated 16 September 1999. (Filed as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ending 31 March 2001.)*

         10.13 Amendment to form of Severance Agreement with one European Executive Officer dated 26 February 2001. (Filed as Exhibit 10.2 to the Company's Form 10-Q Report for the quarter ending 31 March 2001.)*

         10.14 Letter dated 19 April 2000, covering pension for a European Executive Officer. (Filed as Exhibit 10.3 to the Company's Form 10-Q Report for the quarter ending 31 March 2001.)*

         10.15 Amended and Restated Long Term Incentive Plan of the Company, effective 1 October 2001. (Filed as
                        Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ending 31 March 2002.)*

         10.16 Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001. Filed as
                        Exhibit 10.2 to the Company's Form 10-Q Report for the quarter ending 31 March 2002.)*

         10.17 Resolutions approving an Amendment to the Compensation Program for Directors of the Company, effective
                        1 January 2002. (Filed as Exhibit 10.3 to the Company's Form 10-Q Report for the quarter endind
                        31 March 2002.)*

         10.18 Amended and Restated Deferred Compensation Plan for Directors of the Company, effective 20 September
                        2001. (Filed as Exhibit 10.4 to the Company's Form 10-Q Report for the quarter ending 31 March 2002.)*

         10.19 Confidential Transition and Retirement Agreement and General Release. (Filed as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ending
                        30 June 2002.)*

         10.20 Employment Agreement. (Filed as Exhibit 10.2 to the Company's Form 10-Q Report or the quarter ending 30 June 2002.)*

         10.21          Stock Incentive Program of the Company effective
                        1 October 1996.

         10.22 Terms and Conditions of the Global Employee Stock Option Awards of the Company effective 1 October 1995, 1997, and 1999.

         (12)           Computation of Ratios of Earnings to Fixed Charges.

         (13) 2002 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended 30 September 2002, which is furnished to the Commission for information only and not filed except as expressly incorporated by reference in this Report.

         (21)           Subsidiaries of the registrant.

         (23)           Consents of Experts and Counsel.

         23.1           Notice Regarding Consent of Arthur Andersen LLP.

         (24)           Power of Attorney.

         (99)           Additional Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K filed during the quarter ended 30 September
              2002:

         Current Reports on Form 8-K dated 25 July 2002 (Items 5 and 9) and 13 August 2002 (Item 9) were filed.


--------------------------

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

Dated: 13 December 2002

                                     AIR PRODUCTS AND CHEMICALS, INC.
                                               (Registrant)


                               By:             /s/ John R. Owings
                                     ----------------------------------------
                                                 John R. Owings
                                     Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

                               Date: 13 December 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 Signature and Title                                 Date
                 -------------------                                 ----


                 /s/ John P. Jones III                        13 December 2002
-----------------------------------------------
                (John P. Jones III)
        Director, Chairman, President, and
              Chief Executive Officer
           (Principal Executive Officer)


                 /s/ Paul E. Huck                             13 December 2002
-----------------------------------------------
                  (Paul E. Huck)
      Vice President and Corporate Controller
          (Principal Accounting Officer)


                         *                                    13 December 2002
   --------------------------------------------
                 (Mario L. Baeza)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
               (L. Paul Bremer III)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
               (Michael J. Donahue)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
               (Ursula F. Fairbairn)
                     Director

                 Signature and Title                                 Date
                 -------------------                                 ----


                         *                                    13 December 2002
   --------------------------------------------
              (Edward E. Hagenlocker)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
                (James F. Hardymon)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
               (Terry R. Lautenbach)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
                 (Terrence Murray)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
                (Charles H. Noski)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
                 (Paula G. Rosput)
                     Director


                         *                                    13 December 2002
   --------------------------------------------
               (Lawrason D. Thomas)
                     Director



* W. Douglas Brown, Vice President, General Counsel, and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.



                                                /s/ W. Douglas Brown
                                      -----------------------------------------
                                                  W. Douglas Brown
                                                  Attorney-in-Fact

                                      Date:  13 December 2002

                                 CERTIFICATIONS




I, John P. Jones III certify that:

1. I have reviewed this annual report on Form 10-K of Air Products and Chemicals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 December 2002
                              /s/ John P. Jones III
                    -------------------------------------------
                                  John P. Jones III
                Chairman, President, and Chief Executive Officer
                          (Principal Executive Officer)

I, John R. Owings certify that:

1. I have reviewed this annual report on Form 10-K of Air Products and Chemicals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 December 2002
                             /s/ John R. Owings
                     --------------------------------------
                                 John R. Owings
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:



          Under date of 28 October 2002, we reported on the consolidated balance sheet of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2002, and the related consolidated statements of income, cash flows, and shareholders' equity for the year then ended as contained in the Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          Our report contains an explanatory paragraph relating to the fact that the financial statements of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 1 to the financial statements, those financial statements have been revised. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 financial statements. In addition, as described in Note 10, the financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted as of 1 October 2001. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Air Products and Chemicals, Inc. and subsidiaries other than with respect to such adjustments and disclosures, and, accordingly, we do not express any opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

KPMG LLP
Philadelphia, Pennsylvania
28 October 2002


                         CONSENT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:



          We consent to the incorporation by reference in the Registration Statements (File Nos. 33-2068, 33-65117, 333-21145, 333-45239, 333-71405,
333-18955, 333-73105, 333-54224, 333-81358, 333-56292, 333-21147, 333-60147,
333-95317, 333-31578, and 333-99497) on Form S-8 and in the Registration
Statements (333-02461 and 333-33851) on Form S-3 of Air Products and Chemicals, Inc. and subsidiaries of our reports dated 28 October 2002, with respect to the related consolidated balance sheet of Air Products and Chemicals, Inc. as of 30 September 2002 and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended, and the related financial statement schedule, which reports appear in the 30 September 2002 annual report on Form 10-K of Air Products and Chemicals, Inc.

          Our report contains an explanatory paragraph relating to the fact that the financial statements of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in
Note 1 to the financial statements, those financial statements have been revised. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 financial statements. In addition, as described in
Note 10, the financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted as of 1 October 2001. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Air Products and Chemicals, Inc. and subsidiaries other than with respect to such adjustments and disclosures, and, accordingly, we do not express any opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


KPMG LLP
Philadelphia, Pennsylvania
13 December 2002

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. After reasonable efforts the Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in the annual report, it may be difficult for shareholders to seek remedies against Andersen and shareholders' ability to seek relief against Andersen may be impaired. See
Exhibit 23.1 for further discussion.


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



                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
26 October 2001

                                                                SCHEDULE VIII
                                                                 CONSOLIDATED

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended 30 September 2002, 2001, and 2000

                                                                 Other Changes
                                                       Additions               Increase(Decrease)
                                                     --------------------------------------------------------
                                        Balance at   Charged        Charged      Cumulative                      Balance
                                        Beginning       to         to other     Translation                      at End of
      Classification                    of period    Expense       Accounts(1)   Adjustment         Other(2)     Period
-----------------------------------------------------------------------------------------------------------------------------
                                                             (in millions of dollars)

Year Ended 30 September 2002
 Allowance for doubtful accounts             $ 10       $ 14            $ 1             $ 0         $ (13)            $ 12


Year Ended 30 September 2001
 Allowance for doubtful accounts             $ 13       $ 10            $ 0             $ 0         $ (13)            $ 10


Year Ended 30 September 2000
 Allowance for doubtful accounts             $ 12       $  8            $ 2             $(1)        $  (8)            $ 13


Notes:

[1] Includes primarily collections on accounts previously written off. [2] Primarily includes write-offs of uncollectible accounts.