Form 10-Q
period 2002-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2003-02-13
CIK 2969

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to____________

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-1274455
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7201 Hamilton Boulevard, Allentown, Pennsylvania	18195-1501
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	610-481-4911

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 7 February 2003

Common Stock, $1 par value	227,225,935

Item 1. Financial Statements
PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
CONSOLIDATED CASH FLOWS STATEMENTS
SUMMARY BY BUSINESS SEGMENTS
SUMMARY BY GEOGRAPHIC REGIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-10.1: RESOLUTIONS APPROVING AN AMENDMENT
EX-10.2: RESOLUTIONS APPROVING AN AMENDMENT
EX-12: COMPUTATION OF RATIOS OF EARNINGS
EX-99.1: CERTIFICATION
EX-99.2: CERTIFICATION

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX

BASIS OF PRESENTATION:
 The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “company” or “registrant”) included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest annual report on Form 10-K.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2003 Outlook included on page 16 of Item 2 on Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 18.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)

	31 December 2002	30 September 2002
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash items	$104.8	$253.7
Trade receivables, less allowances for doubtful accounts	1,031.3	980.9
Inventories	430.7	392.6
Contracts in progress, less progress billings	54.1	68.1
Other current assets	213.6	214.0

TOTAL CURRENT ASSETS	1,834.5	1,909.3

INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	499.7	484.2
PLANT AND EQUIPMENT, at cost	11,160.1	10,879.8
Less accumulated depreciation	5,681.5	5,502.0

PLANT AND EQUIPMENT, net	5,478.6	5,377.8

GOODWILL	557.0	431.1
OTHER NONCURRENT ASSETS	306.1	292.6

TOTAL ASSETS	$8,675.9	$8,495.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payables, trade and other	$487.3	$485.6
Accrued liabilities	302.7	353.7
Accrued income taxes	116.7	72.9
Short-term borrowings	54.7	116.9
Current portion of long-term debt	320.8	227.1

TOTAL CURRENT LIABILITIES	1,282.2	1,256.2

LONG-TERM DEBT	2,027.3	2,041.0
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	866.3	827.4
DEFERRED INCOME TAXES	705.4	725.6

TOTAL LIABILITIES	4,881.2	4,850.2

MINORITY INTEREST IN SUBSIDIARY COMPANIES	192.8	184.4

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share, issued 2003 and 2002-249,455,584 shares)	249.4	249.4
Capital in excess of par value	446.1	437.1
Retained earnings	4,392.6	4,312.8
Accumulated other comprehensive income (loss)	(524.2)	(566.9)
Treasury stock, at cost (2003 – 22,236,196 shares; 2002 - 22,236,196 shares)	(767.8)	(767.8)
Shares in trust (2003 - 8,166,477 shares; 2002 – 8,684,265 shares)	(194.2)	(204.2)

TOTAL SHAREHOLDERS’ EQUITY	3,601.9	3,460.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,675.9	$8,495.0

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except per share)

	Three Months Ended
	31 December
	2002	2001

SALES	$1,447.0	$1,316.5
COSTS AND EXPENSES
Cost of sales	1,033.0	937.1
Selling and administrative	190.8	169.3
Research and development	30.0	30.4
Other (income) expense, net	(3.3)	(4.5)

OPERATING INCOME	196.5	184.2
Income from equity affiliates, net of related expenses	25.8	18.4
Interest expense	31.7	35.1

INCOME BEFORE TAXES AND MINORITY INTEREST	190.6	167.5
Income taxes	55.1	48.8
Minority interest (a)	6.8	5.0

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	128.7	113.7
Cumulative effect of accounting change	(2.9)	—

NET INCOME	$125.8	$113.7

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change	$.59	$.53
Cumulative effect of accounting change	(.02)	—

Net Income	$.57	$.53

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change	$.58	$.52
Cumulative effect of accounting change	(.02)	—

Net Income	$.56	$.52

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (in millions)	218.8	215.7

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES (in millions)	223.0	220.6

DIVIDENDS DECLARED PER COMMON SHARE – Cash	$.21	$.20

(a)	Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2002	2001

NET INCOME	$125.8	$113.7

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Unrealized gains on investments:
Unrealized holding gains arising during the period	1.4	.8
Less reclassification adjustment for gains included in net income	—	—

Net unrealized holding gains on investments	1.4	.8
Net (loss) gain on derivatives	(.5)	1.6
Translation adjustments	41.8	(26.3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	42.7	(23.9)

COMPREHENSIVE INCOME	$168.5	$89.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED CASH FLOWS STATEMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2002	2001

OPERATING ACTIVITIES
Net Income	$125.8	$113.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation	156.0	139.3
Deferred income taxes	(4.8)	13.1
Undistributed earnings of unconsolidated affiliates	(2.3)	(12.1)
Loss on sale of assets and investments	2.1	.2
Other	7.3	32.1
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	8.3	36.6
Inventories and contracts in progress	(11.8)	(9.4)
Payables, trade and other	(20.3)	(45.2)
Other	2.9	5.5

CASH PROVIDED BY OPERATING ACTIVITIES	263.2	273.8

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(166.9)	(178.0)
Investment in and advances to unconsolidated affiliates	(1.4)	(20.9)
Acquisitions, less cash acquired	(182.2)	—
Proceeds from sale of assets and investments	9.2	16.5
Other	3.0	(9.3)

CASH USED FOR INVESTING ACTIVITIES	(338.3)	(191.7)

FINANCING ACTIVITIES
Long-term debt proceeds	44.2	3.5
Payments on long-term debt	(20.6)	(47.3)
Net decrease in commercial paper and other short-term borrowings	(67.4)	(3.4)
Dividends paid to shareholders	(45.9)	(43.1)
Issuance of stock for options and award plans	11.1	12.3

CASH USED FOR FINANCING ACTIVITIES	(78.6)	(78.0)

Effect of Exchange Rate Changes on Cash	4.8	(2.0)
(Decrease) Increase in Cash and Cash Items	(148.9)	2.1
Cash and Cash Items — Beginning of Year	253.7	66.2

Cash and Cash Items — End of Period	$104.8	$68.3

(a)	Excludes capital lease additions of $.9 and $.5 for the three months ended 31 December 2002 and 2001, respectively.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

Business segment information is shown below:

(Millions of dollars)

	Three Months Ended
	31 December
	2002	2001

Revenues from external customers
Gases	$1,025.8	$904.1
Chemicals	353.8	349.0
Equipment	67.4	63.4

Segment Totals	1,447.0	1,316.5

Consolidated Totals	$1,447.0	$1,316.5

Operating income
Gases	$170.5	$152.0
Chemicals	33.1	40.5
Equipment	4.1	.9

Segment Totals	207.7	193.4

Corporate research and development and other income (expense)	(11.2)	(9.2)

Consolidated Totals	$196.5	$184.2

Equity affiliates’ income
Gases	$14.7	$15.8
Chemicals	2.5	2.3
Equipment	.3	.3

Segment Totals	17.5	18.4

Other	8.3	—

Consolidated Totals	$25.8	$18.4

(Millions of dollars)

	31 December
	2002	2001

Identifiable assets
Gases	$6,424.1	$5,793.5
Chemicals	1,406.7	1,379.5
Equipment	169.1	197.9

Segment Totals	7,999.9	7,370.9

Corporate assets	176.3	151.1

Consolidated Totals	$8,176.2	$7,522.0

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2002	2001

Revenues from external customers
United States	$819.9	$837.9
Canada	27.2	25.0

Total North America	847.1	862.9

United Kingdom	116.8	110.9
Spain	84.4	81.2
Other Europe	206.4	151.9

Total Europe	407.6	344.0

Asia	160.4	82.9
Latin America	31.8	26.6
All Other	.1	.1

Total	$1,447.0	$1,316.5

Note:	Geographic information is based on country of origin. The other Europe segment operates principally in Belgium, France, Germany and the Netherlands.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except per share)

New Accounting Standards

Standards Adopted

The company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” on 1 October 2002. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The company’s asset retirement obligations are primarily associated with Gases on-site long-term supply contracts under which the company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. At 1 October 2002, the company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. An after-tax transition charge of $2.9 was recorded as the cumulative effect of an accounting change. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $1.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The company has included the interim disclosures prescribed by SFAS No. 148 under Stock-Based Compensation below. The company does not intend to change its accounting method for stock-based compensation until a new uniform accounting standard is issued.

In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The company has included the required interim disclosures under Guarantees and Warranties below. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after 31 December 2002.

Recently Issued Standards

In January 2003, the FASB published Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The requirements are effective immediately to Variable Interest Entities created after 31 January 2003, and to Variable Interest Entities in which the company obtains an interest after 31 January 2003. An entity with a variable interest in a Variable Interest Entity created before 1 February 2003 shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual period beginning after 15 June 2003. The application of this Interpretation is not expected to have a material effect on the company’s financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that could occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after 15 June 2003. EITF Issue No. 00-21 is not expected to have a material effect on the company’s financial statements.

Stock-Based Compensation

At 31 December 2002, the company had various stock-based compensation plans as described in Note 14 to the consolidated financial statements in the company’s 2002 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock option plans.

	Three Months Ended
	31 December

	2002	2001

Net income, as reported	$125.8	$113.7
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(9.4)	(10.2)

Pro forma net income	$116.4	$103.5

Basic Earnings per Share
As reported	$.57	$.53
Pro forma	$.53	$.48

Diluted Earnings per Share
As reported	$.56	$.52
Pro forma	$.52	$.47

Guarantees and Warranties

As disclosed in Note 18 to the consolidated financial statements in the company’s 2002 annual report on Form 10-K, the company is a party to certain guarantee agreements, including equity support agreements, debt guarantees of equity affiliates, and a residual value guarantee. These guarantees are contingent commitments that are related to activities of the company’s primary businesses. The company does not expect that any sum it may have to pay in connection with these guarantees will have a materially adverse effect on its consolidated financial position or results of operations.

An equity support agreement was entered into related to the financing of a cogeneration project. At 31 December 2002, the term of this guarantee was two years with maximum potential payments of $15. A partner in this project has agreed to share equally in any required equity contribution.

The company has entered into an equity support agreement related to the financing of an air separation facility being constructed in Trinidad for a venture in which the company, through equity affiliates, owns 50%. The maximum potential payments, under a joint and several guarantee with the partner, are $72. Additionally, the company and its partner provided guarantees of certain obligations related to the normal operations of this facility. The maximum potential payments, under the joint and several operations guarantees, are $32. The total combined maximum potential payments, under the joint and several equity support agreement and the operations guarantees, are $104. The term of these guarantees is related to the underlying twenty year customer gas supply contract from the facility.

The company has guaranteed repayment of some borrowings of certain foreign equity affiliates. At 31 December 2002, these guarantees have terms primarily in the range of one to eight years, with maximum potential payments of $30.

In September 2001, the company entered into an operating lease of U.S. cryogenic vessel equipment, which included a residual value guarantee not to exceed $256. The guarantee extends to September 2006.

The company has not accrued any amounts related to these guarantees. To date, no equity contributions or payments have been required since the inception of these guarantees. The fair value of the above guarantees totals approximately $11. Additionally, the company has issued product warranties within its Equipment segment, which are not material. Product warranties are not a customary business practice within the company’s Gases and Chemicals segments.

Equity Affiliates’ Income

Income from equity affiliates for the three months ended 31 December 2002 included $14 for adjustments related to divestitures recorded in prior periods. $8 is included in Other equity affiliates and $6 is included in Gases equity affiliates.

Income from equity affiliates contributed $.09 and $.07 to diluted earnings per share for the three months ended 31 December 2002 and 2001, respectively.

Incentive Compensation Costs

Operating income for the three months ended 31 December 2002 included a favorable adjustment of $8 for lower than anticipated payments of fiscal year 2002 incentive compensation costs.

Cost Reduction Programs

The following table summarizes changes to the carrying amount of the accrual for cost reduction plans for the three months ended 31 December 2002:

Severance

Balance at 30 September 2002	$6.8
Cash expenditures	(3.8)

Balance at 31 December 2002	$3.0

Acquisitions

In October 2002, the company acquired American Homecare Supply, LLC (AHS), a homecare market leader throughout the northeastern United States, for $166. In November 2002, AHS acquired Home Health Care Services, Inc., a provider of homecare services located in West Virginia. Prior to these acquisitions, the company and its affiliates had a homecare position serving approximately 180,000 patients. With these acquisitions, the company and its affiliates will provide home medical services to more than 280,000 patients in 14 countries from more than 200 locations. With annual sales of more than $120 and more than 800 employees, AHS is ranked among the ten largest U.S. homecare providers of respiratory therapy and home medical equipment.

In July 2002, the company purchased an additional 22% of the outstanding shares of San Fu Chemical Company, Ltd. (San Fu), increasing the company’s ownership interest from 48% to 70%. As of 30 June 2002, the company accounted for its investment in San Fu using the equity method. With this acquisition, the company obtained control and consolidated this investment.

The above acquisitions contributed $87 and $16 to sales and operating income for the three months ended 31 December 2002.

Goodwill

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2002, are as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2002	$332.1	$89.6	$9.4	$431.1
Acquisitions and adjustments	112.3	—	—	112.3
Currency translation and other	11.6	1.6	.4	13.6

Balance as of 31 December 2002	$456.0	$91.2	$9.8	$557.0

The increase in goodwill was principally due to the acquisition of AHS in October 2002.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December

	2002	2001

NUMERATOR
Used in basic and diluted EPS
Income before cumulative effect of accounting change	$128.7	$113.7
Cumulative effect of accounting change	(2.9)	—

Net income	$125.8	$113.7

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	218.8	215.7
Effect of dilutive securities
Employee stock options	3.7	4.3
Other award plans	.5	.6

	4.2	4.9

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	223.0	220.6

BASIC EPS
Income before cumulative effect of accounting change	$.59	$.53
Cumulative effect of accounting change	(.02)	—

Net income	$.57	$.53

DILUTED EPS
Income before cumulative effect of accounting change	$.58	$.52
Cumulative effect of accounting change	(.02)	—

Net income	$.56	$.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER FISCAL 2003 VS. FIRST QUARTER FISCAL 2002

(Millions of dollars, except per share)

RESULTS OF OPERATIONS

Consolidated

Sales in the first quarter of 2003 of $1,447.0 increased 10%, or $130.5. Excluding the effects of acquisitions, divestitures, currency, and natural gas cost pass-through, sales increased 3%, principally reflecting higher worldwide gases volumes. Operating income of $196.5 increased $12.3, or 7%. Operating income was favorably impacted by acquisitions, increased gas volumes, a favorable adjustment for lower than anticipated payments of fiscal year 2002 incentive compensation cost, and the effect of the strengthening Euro. Higher raw material and energy, increased pension, and SAP implementation costs partially offset these gains. Income from equity affiliates rose $7.4 to $25.8 due primarily to adjustments related to divestitures recorded in prior periods.

Net income was $125.8, or $.56 diluted earnings per share, compared to net income of $113.7, or $.52 diluted earnings per share. Excluding the cumulative effect of an accounting change related to the company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” net income was $128.7, or $.58 diluted earnings per share.

All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated.

Gases

Sales increased $121.7, or 13%, to $1,025.8 in the first quarter of 2003. Excluding natural gas cost pass-through, acquisitions, divestitures, and currency effects, sales increased 4%. This increase of 4% was principally due to higher worldwide volumes. Excluding the impact of the acquisition of San Fu Chemical, Ltd. (San Fu), electronics sales increased about 9%. On-site and pipeline volumes in the Chemicals Process Industry (CPI) were up 3%, despite Gulf Coast hurricanes disrupting customer operations. Liquid bulk volumes were flat in the United States while up in both Europe and Asia.

On average, prices for U.S. liquid oxygen and liquid nitrogen (LOX/LIN) were down 1%. Excluding the impact of lower surcharges, prices for LOX/LIN increased 4%. LOX/LIN pricing in Europe was essentially flat as the impact of price increases were offset by higher volumes at lower-priced accounts.

Operating income of $170.5 increased $18.5, or 12%. Positive impacts resulted from increased gas volumes, acquisitions net of divestitures, favorable currency, and lower incentive compensation cost. Partially offsetting these gains were increased operating costs, and higher SAP implementation and pension costs.

Operating margin of 16.6% was down .2%. The dilutive effect of higher year-on-year natural gas cost pass-through more than offset the improvement driven by the favorable impact of acquisitions and divestitures.

Gases equity affiliates’ income was $14.7 down $1.1, or 7%. Favorable adjustments due to customary post-sale liabilities associated with two divested cogeneration plant investments were more than offset by the impact of similar but smaller adjustments in the prior year coupled with the transition of San Fu into the consolidated results.

Chemicals

Sales in the first quarter of 2003 of $353.8 increased $4.8, or 1%. Excluding the effects of natural gas cost pass-through and currency impacts, sales were down 2%. The overall volume index declined 2%. In Chemical

Intermediates, volumes fell 4% as higher shipments of polyurethane intermediates were more than offset by reduced demand for higher amines. In Performance Materials, volumes were down 1%.

Operating income of $33.1 declined $7.4, or 18%. Stronger polyurethane intermediate performance was more than offset by lower margins and weaker volumes in amines and performance polymers. The operating margin of 9.4% declined 2.2%, due principally to higher energy and raw material costs.

Chemicals equity affiliates’ income was $2.5 compared to $2.3 in the prior year. Equity affiliates’ income consists primarily of a global polymer joint venture.

A long-term supplier of sulfuric acid, which is used in the production of dinitrotoluene (DNT), has been operating under Chapter 11 bankruptcy protection since 8 May 2001. The company’s DNT operation in its polyurethane intermediates business and supply to its customers have not been materially impacted. The company expects this supplier to be successful in its reorganization. If reorganization is not successful, the profitability of the Chemicals segment could be materially impacted on an annual basis due to the supplier’s shutdown and the company’s inability to supply all of its customers’ base requirements. To facilitate the supplier’s ability to continue to operate in bankruptcy, the company has entered into certain loans and prepayments with this supplier. At 31 December 2002, amounts due to the company from loans and product prepayments totaled $20.7. As of 31 January 2003, this balance was $22.6. At this time, the company expects to fully recover these advances. The company currently anticipates that it will participate in financing the supplier’s credit facility upon its emergence from bankruptcy, which could increase the company’s credit exposure to the supplier.

Equipment

Sales of $67.4 were up $4.0, or 6%, and operating income increased $3.2, to $4.1. The company secured a new liquefied natural gas heat exchanger order during the first quarter. The sales backlog for the equipment segment at 31 December 2002 was $128.3 compared to $203.5 at 31 December 2001 and $114.2 at 30 September 2002.

All Other

All other principally comprises long-term research and development expense and unallocated corporate expenses and income. Operating loss of $11.2 increased $2.0, from $9.2, due primarily to increased technology costs.

Equity Affiliates’ Income — Other

Equity affiliates’ income of $8.3 related to a favorable adjustment to a customary post-sale liability associated with a divested business not associated with any of the company’s current segments.

ANALYSIS OF OTHER ITEMS

Other (Income) Expense, Net

Other income of $3.3 was comparable to $4.5 in the prior year.

Selling and Administrative Expense (S&A)

S&A expense of $190.8 increased $21.5, or 13%. Excluding acquisitions, divestitures and currency effects, S&A was up 6%. This increase was due to higher pension expense, SAP implementation costs, and spending on growth initiatives.

Interest Expense

Interest expense of $31.7 decreased $3.4, or 10%. This decline resulted from a lower average debt balance and lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest.

Income Taxes

The effective tax rate for the first quarter of 2003 and 2002 was 30.0%, after minority interest.

After completion of tax planning, the company has revised its effective tax rate downward to 30% from 31%. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

2003 OUTLOOK

Economic growth was slower than expected in the first quarter of 2003. Our current outlook for growth in U.S. manufacturing is 1-3%, with broader ranges in individual sectors, in particular the key global electronic semiconductor market. Chemicals’ volumes are expected to recover in the second quarter of 2003 due to seasonality and manufacturing growth led by Performance Materials and higher amines. The second quarter volume recovery is expected to be partially offset by higher raw material and energy costs. The market environment for electronics—excess capacity and slow growth—is expected to continue through the second quarter. An electronics recovery is forecasted to begin in the second half of the year. The effective tax rate for 2003 should be the same as 2002 and currency effects are favorable due to a weakening U.S. dollar. Despite a weaker than expected economic climate, the company continues to execute its plans consistent with its strategy, focusing on the elements of its business that are controllable, including portfolio management efforts, process improvement activities and building leadership positions in growth markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended 31 December
	2002	2001

Cash provided by (used for):
Operating activities	$263.2	$273.8
Investing activities	(338.3)	(191.7)
Financing activities	(78.6)	(78.0)
Effect of exchange rate changes on cash	4.8	(2.0)

(Decrease) increase in cash and cash items	$(148.9)	$2.1

Operating Activities

Cash provided by operating activities in 2003 declined $10.6, or 4%. The increase in net income and depreciation was more than offset by changes in noncurrent liabilities and deferred income taxes. The change in noncurrent liabilities included an adjustment to the post-sale liability associated with a divested business. Deferred income taxes reflects the impact of lower capital spending in recent years.

Investing Activities

Cash used for investing activities increased $146.6 primarily due to the acquisition of American Homecare Supply, LLC in 2003. Capital expenditures (including additions to plant and equipment, capital leases, investments in and advances to unconsolidated affiliates, and acquisitions) during the first three months of 2003 totaled $351.4 compared to $199.4. Additions to plant and equipment were $166.9 during the first three months of 2003 compared to $178.0. Investments in and advances to unconsolidated affiliates were $1.4 during the current period versus $20.9. Acquisitions in 2003, totaling $182.2, principally included the purchase of American Homecare Supply, LLC. Capital expenditures for new plant and equipment are expected to be between $600 and $700 in 2003. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded with cash from operations and proceeds from asset sales.

Financing Activities

Cash used for financing activities of $78.6 remained relatively flat compared with prior year of $78.0. Increased long-term debt proceeds and lower payments on long-term debt were offset by decreases in commercial paper and other short-term borrowings.

Total debt at 31 December 2002 and 30 September 2002, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 39% and 40%, respectively. Total debt increased from $2,385.0 at 30 September 2002 to $2,402.8 at 31 December 2002.

There was no commercial paper outstanding at 31 December 2002. The company’s total revolving credit commitments amounted to $600.0 at 31 December 2002. No borrowings were outstanding under these commitments. Additional commitments totaling $51.0 are maintained by the company’s foreign subsidiaries, of which $6.3 was utilized at 31 December 2002.

The estimated fair value of the company’s long-term debt, including current portion, as of 31 December 2002 is $2,502.8 compared to a book value of $2,348.1.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments such as debt and residual value guarantees. There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management’s Discussion & Analysis in the company’s 2002 annual report on Form 10-K. Refer to Notes 11 and 12 to the consolidated financial statements in the company’s 2002 annual report on Form 10-K for additional information on long-term debt and leases and Note 18 for information on commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s off-balance sheet arrangements include the sale and leaseback of U.S. cryogenic vessel equipment with a third party and the debt of its equity affiliates. Information on the sale and leaseback of U.S. cryogenic vessel equipment is contained in Notes 12 and 18 to the consolidated financial statements in the company’s 2002 annual report on Form 10-K. Summarized financial information of equity affiliates was provided in Note 8 to the consolidated financial statements.

The company has not entered into any off-balance sheet arrangements with a limited or special purpose entity. Liquidity and availability of capital resources are not dependent on the use of off-balance sheet arrangements. The company has no material obligations to provide funding for lines of credit, take-or-pay contracts, throughput agreements, or similar types of arrangements.

RELATED PARTY TRANSACTIONS

The company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2002 and the three months ended 31 December 2002, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

MARKET RISKS AND SENSITIVITY ANALYSIS

The company’s earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is the policy of the company to minimize its cash flow exposure to adverse changes in currency and exchange rates and to reduce the financial risks inherent in funding the company with debt capital.

The company addresses these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counter parties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes.

The net financial instrument position of the company increased from $2,363.0 at 30 September 2002 to $2,503.9 at 31 December 2002 primarily due to a weaker U.S. Dollar on the translation of foreign currency debt and the issuance of new long-term debt.

Information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company’s 2002 annual report on Form 10-K. There was no material change to market risk sensitivity since 30 September 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of the company’s financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2002 annual report on Form 10-K. Information concerning the company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. Otherwise, the company did not adopt an accounting policy in the current period that had a material impact on the company’s financial condition, change in financial condition, liquidity, or results of operations.

NEW ACCOUNTING STANDARDS

In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In January 2003, the FASB published Interpretation No. 46, “Consolidation of Variable Interest Entities.” See the notes to the consolidated financial statements for information concerning the company’s implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events of outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies;

the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; and the timing and rate at which tax credits can be utilized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis on page 17 of Item 2 on Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) 10.1	Resolutions approving an amendment to the Deferred Compensation Plan for Directors of the Company, effective 30 September 2002.

(a) 10.2	Resolutions approving an Amendment to the Compensation Program for Directors of the Company, effective 1 October 2002.

(a) 12	Computation of Ratios of Earnings to Fixed Charges.

(a) 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Report on Form 8-K dated 24 October 2002, in which Items 5 and 9 of such Form were reported, and 1 November 2002 in which Item 5 of such Form was reported.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: February 13, 2003	By:	/s/John R. Owings

John R. Owings Vice President and Chief Financial Officer

CERTIFICATIONS

I, John P. Jones III certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Air Products and Chemicals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 February 2003

/s/ John P. Jones III

John P. Jones III
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

I, John R. Owings certify that:

1.	I have reviewed this quarterly report on Form 10-K of Air Products and Chemicals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 February 2003

/s/ John R. Owings

John R. Owings
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

(a) 10.1	Resolutions approving an amendment to the Deferred Compensation Plan for Directors of the Company, effective 30 September 2002.

(a) 10.2	Resolutions approving an Amendment to the Compensation Program for Directors of the Company, effective 1 October 2002.

(a) 12	Computation of Ratios of Earnings to Fixed Charges.

(a) 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002