Form 10-Q
period 2003-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2003-05-14
CIK 2969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 March 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------     ---------------

                          Commission file number 1-4534

                        AIR PRODUCTS AND CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           Delaware                                               23-1274455

(State of Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

       7201 Hamilton Boulevard, Allentown, Pennsylvania                           18195-1501

           (Address of Principal Executive Offices)                               (Zip Code)

Registrant's Telephone Number, Including Area Code     610-481-4911

                                 not applicable
               ---------------------------------------------------
   (Former name, former address and former fiscal year, if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             ----     ----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes x   No
                                                   ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at 9 March 2003
 -------------------------------        -----------------------------------
   Common Stock, $1 par value                        227,261,870

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets -
      31 March 2003 and 30 September 2002 .................................................................3
   Consolidated Income Statements -
      Three Months and Six Months Ended 31 March 2003 and 2002 ............................................4
   Consolidated Comprehensive Income Statements -
      Three Months and Six Months Ended 31 March 2003 and 2002 ............................................5
   Consolidated Cash Flows Statements -
      Six Months Ended 31 March 2003 and 2002 .............................................................6
   Summary by Business Segments -
      Three Months and Six Months Ended 31 March 2003 and 2002 ............................................7
   Summary by Geographic Regions -
      Three Months and Six Months Ended 31 March 2003 and 2002 ............................................8
   Notes to Consolidated Financial Statements .............................................................9
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................22
Item 4.  Controls and Procedures .........................................................................22

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .............................................23
Item 6.  Exhibits and Reports on Form 8-K ................................................................24
Signatures ...............................................................................................25
Certification of Principal Executive Officer..............................................................26
Certification of Principal Financial Officer..............................................................27
Exhibit Index.............................................................................................28

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

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2003 Outlook included on page 18 of Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 22.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)

                                                                                      31 March 2003     30 September 2002
ASSETS                                                                                  (Unaudited)
                                                                                       -----------      -----------------
CURRENT ASSETS
Cash and cash items                                                                   $      73.4       $     253.7
Trade receivables, less allowances for doubtful accounts                                  1,131.2             980.9
Inventories                                                                                 431.6             392.6
Contracts in progress, less progress billings                                                79.8              68.1
Other current assets                                                                        207.1             214.0
                                                                                      -----------       -----------
TOTAL CURRENT ASSETS                                                                      1,923.1           1,909.3
                                                                                      -----------       -----------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES                              519.8             484.2
PLANT AND EQUIPMENT, at cost                                                             11,316.4          10,879.8
Less accumulated depreciation                                                             5,827.3           5,502.0
                                                                                      -----------       -----------
PLANT AND EQUIPMENT, net                                                                  5,489.1           5,377.8
                                                                                      -----------       -----------
GOODWILL                                                                                    589.1             431.1
OTHER NONCURRENT ASSETS                                                                     319.7             292.6
                                                                                      -----------       -----------
TOTAL ASSETS                                                                          $   8,840.8       $   8,495.0
                                                                                      ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables, trade and other                                                             $     543.7       $     485.6
Accrued liabilities                                                                         293.8             353.7
Accrued income taxes                                                                        100.5              72.9
Short-term borrowings                                                                        70.5             116.9
Current portion of long-term debt                                                           325.4             227.1
                                                                                      -----------       -----------
TOTAL CURRENT LIABILITIES                                                                 1,333.9           1,256.2
                                                                                      -----------       -----------
LONG-TERM DEBT                                                                            2,028.5           2,041.0
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                              887.3             827.4
DEFERRED INCOME TAXES                                                                       731.5             725.6
                                                                                      -----------       -----------
TOTAL LIABILITIES                                                                         4,981.2           4,850.2
                                                                                      -----------       -----------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                                   174.7             184.4
                                                                                      -----------       -----------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2003 and 2002-249,455,584 shares)              249.4             249.4
Capital in excess of par value                                                              454.8             437.1
Retained earnings                                                                         4,460.1           4,312.8
Accumulated other comprehensive income (loss)                                              (524.9)           (566.9)
Treasury stock, at cost (2003 - 22,229,649 shares; 2002 - 22,236,196 shares)               (767.5)           (767.8)
Shares in trust (2003 - 7,808,846 shares; 2002 - 8,684,265 shares)                         (187.0)           (204.2)
                                                                                      -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                                3,684.9           3,460.4
                                                                                      -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $   8,840.8       $   8,495.0
                                                                                      ===========       ===========

The accompanying notes are an integral part of these statements.

               AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

(Millions of dollars, except per share)

                                                                     Three Months Ended                Six Months Ended
                                                                          31 March                           31 March
                                                                    2003            2002               2003             2002
                                                                    ----            ----               ----             ----
  SALES                                                        $   1,578.1       $ 1,312.7       $   3,025.1       $   2,629.2

COSTS AND EXPENSES
Cost of sales                                                      1,176.3           942.3           2,209.3           1,879.4
Selling and administrative                                           203.9           189.1             394.7             358.4
Research and development                                              31.1            28.1              61.1              58.5
Other (income) expense, net                                          (12.2)           (1.6)            (15.5)             (6.1)
                                                               -----------       ---------      ------------       -----------
OPERATING INCOME                                                     179.0           154.8             375.5             339.0
Income from equity affiliates, net of related expenses                12.5            20.3              38.3              38.7
Gain on sale of U.S. packaged gas business                              --            55.7                --              55.7
Interest expense                                                      28.6            31.0              60.3              66.1
                                                               -----------       ---------      ------------       -----------
INCOME BEFORE TAXES AND MINORITY INTEREST                            162.9           199.8             353.5             367.3
Income taxes                                                          48.7            69.6             103.8             118.4
Minority interest (a)                                                   .6             4.1               7.4               9.1
                                                               -----------       ---------      ------------       -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 113.6           126.1             242.3             239.8
Cumulative effect of accounting change                                  --              --              (2.9)               --
                                                               -----------       ---------      ------------       -----------
NET INCOME                                                     $     113.6       $   126.1       $     239.4       $     239.8
                                                               ===========       =========      ============       ===========
BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change           $       .52       $     .58       $      1.11       $      1.11
Cumulative effect of accounting change                                  --              --              (.02)               --
                                                               -----------       ---------      ------------       -----------
Net Income                                                     $       .52       $     .58       $      1.09       $      1.11
                                                               -----------       ---------      ------------       -----------
DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change           $       .51       $     .57       $      1.09       $      1.08
Cumulative effect of accounting change                                  --              --              (.02)               --
                                                               -----------       ---------      ------------       -----------
Net Income                                                     $       .51       $     .57       $      1.07       $      1.08
                                                               -----------       ---------      ------------       -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (in millions)               219.2           216.6             219.0             216.2
                                                               -----------       ---------      ------------       -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
   SHARES (in millions)                                              222.5           222.9             222.7             221.7
                                                               -----------       ---------      ------------       -----------
DIVIDENDS DECLARED PER COMMON SHARE - Cash                     $       .21       $     .20      $        .42       $       .40
                                                               -----------       ---------      ------------       -----------

(a) Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

(Millions of dollars)

                                                                   Three Months Ended            Six Months Ended
                                                                        31 March                     31 March
                                                                        --------                     --------
                                                                  2003           2002           2003            2002
                                                                  ----           ----           ----            ----
NET INCOME                                                     $  113.6       $  126.1       $  239.4       $  239.8
                                                               --------       --------       --------       --------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Unrealized (losses) gains on investments:
   Unrealized holding (losses) gains arising during the
      period                                                        (.5)          (3.3)            .9           (2.5)
   Less reclassification adjustment for gains included
      in net income                                                  --           (1.7)            --           (1.7)
                                                               --------       --------       --------       --------
Net unrealized holding (losses) gains on investments                (.5)          (5.0)            .9           (4.2)
Net (loss) gain on derivatives                                     (3.8)          (1.2)          (4.3)            .4
Translation adjustments                                             3.6          (15.5)          45.4          (41.8)
                                                               --------       --------       --------       --------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax                 (.7)         (21.7)          42.0          (45.6)
                                                               --------       --------       --------       --------
COMPREHENSIVE INCOME                                           $  112.9       $  104.4       $  281.4       $  194.2
                                                               --------       --------       --------       --------

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (UNAUDITED)

(Millions of dollars)

                                                                                     Six Months Ended
                                                                                         31 March

                                                                                   2003            2002
                                                                                   ----            ----
OPERATING ACTIVITIES
Net Income                                                                       $  239.4       $  239.8
Adjustments to reconcile income to cash provided by operating activities:
   Depreciation                                                                     312.4          275.7
   Deferred income taxes                                                             25.1            7.4
   Undistributed earnings of unconsolidated affiliates                               (2.2)         (30.9)
   Gain on sale of assets and investments                                            (8.9)         (58.6)
   Other                                                                            (15.9)          66.1
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
   Trade receivables                                                                (69.9)          10.1
   Inventories and contracts in progress                                            (33.6)          (5.8)
   Payables, trade and other                                                         26.1          (43.0)
   Other                                                                            (32.4)          16.3
                                                                                 --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES                                               440.1          477.1
                                                                                 --------       --------
INVESTING ACTIVITIES
Additions to plant and equipment (a)                                               (294.1)        (321.3)
Investment in and advances to unconsolidated affiliates                              (5.2)         (34.7)
Acquisitions, less cash acquired (b)                                               (233.8)          (1.1)
Proceeds from sale of assets and investments                                         40.0          267.8
Other                                                                                (1.0)          10.5
                                                                                 --------       --------
CASH USED FOR INVESTING ACTIVITIES                                                 (494.1)         (78.8)
                                                                                 --------       --------
FINANCING ACTIVITIES
Long-term debt proceeds                                                              50.2           20.8
Payments on long-term debt                                                          (60.2)        (164.8)
Net decrease in commercial paper and other short-term borrowings                    (54.4)        (205.2)
Dividends paid to shareholders                                                      (91.9)         (86.2)
Issuance of stock for options and award plans                                        24.6           75.5
                                                                                 --------       --------
CASH USED FOR FINANCING ACTIVITIES                                                 (131.7)        (359.9)
                                                                                 --------       --------
Effect of Exchange Rate Changes on Cash                                               5.4           (6.8)
                                                                                 --------       --------
(Decrease) Increase in Cash and Cash Items                                         (180.3)          31.6
Cash and Cash Items - Beginning of Year                                             253.7           66.2
                                                                                 --------       --------
Cash and Cash Items - End of Period                                              $   73.4       $   97.8
                                                                                 --------       --------

         (a) Excludes capital lease additions of $1.6 and $1.8 in 2003 and 2002, respectively.

         (b) Excludes $1.0 of capital lease obligations and $4.0 of long-term debt assumed in acquisitions in 2003.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                   (UNAUDITED)

Business segment information is shown below:

(Millions of dollars)

                                                                Three Months Ended               Six Months Ended
                                                                     31 March                          31 March
                                                                2003           2002               2003          2002
                                                                ----           ----               ----          ----
Revenues from external customers
   Gases                                                      $1,129.5       $  886.8          $2,155.3       $1,790.9
   Chemicals                                                     398.5          358.1             752.3          707.1
   Equipment                                                      50.1           67.8             117.5          131.2
                                                              --------       --------          --------       --------
   Segment Totals                                              1,578.1        1,312.7           3,025.1        2,629.2
                                                              --------       --------          --------       --------
   Consolidated Totals                                        $1,578.1       $1,312.7          $3,025.1       $2,629.2
                                                              --------       --------          --------       --------
Operating income
   Gases                                                      $  152.9       $  122.5(a)       $  323.4       $  274.5(a)
   Chemicals                                                      33.7           42.0(b)           66.8           82.5(b)
   Equipment                                                       3.0            5.1               7.1            6.0
                                                              --------       --------          --------       --------
   Segment Totals                                                189.6          169.6             397.3          363.0
                                                              --------       --------          --------       --------
   Corporate research and development and other income
     (expense)                                                   (10.6)         (14.8)            (21.8)         (24.0)
                                                              --------       --------          --------       --------
   Consolidated Totals                                        $  179.0       $  154.8          $  375.5       $  339.0
                                                              --------       --------          --------       --------
Equity affiliates' income
   Gases                                                      $   11.9       $   16.3          $   26.6       $   32.1
   Chemicals                                                        .8            2.8               3.3            5.1
   Equipment                                                       (.2)           1.2                .1            1.5
                                                              --------       --------          --------       --------
   Segment Totals                                                 12.5           20.3              30.0           38.7
                                                              --------       --------          --------       --------
   Other                                                            --             --               8.3             --
                                                              --------       --------          --------       --------
   Consolidated Totals                                        $   12.5       $   20.3          $   38.3       $   38.7
                                                              --------       --------          --------       --------

(Millions of dollars)

                                        31 March
                                2003              2002
                                ----              ----
Identifiable assets(c)
   Gases                      $  6,486.1      $  5,503.2
   Chemicals                     1,478.6         1,384.4
   Equipment                       173.6           214.1
                              ----------      ----------
   Segment Totals                8,138.3         7,101.7
                              ----------      ----------
   Corporate assets                182.7           238.5
                              ----------      ----------
   Consolidated Totals        $  8,321.0      $  7,340.2
                              ----------      ----------

         (a)      Included a cost reduction plan charge of $26.2.

         (b)      Included a cost reduction plan charge of $4.6.

         (c) Identifiable assets are equal to total assets less investments in equity affiliates.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (UNAUDITED)

(Millions of dollars)

                                          Three Months Ended                    Six Months Ended
                                               31 March                             31 March
                                          2003               2002           2003              2002
                                          ----               ----           ----              ----
Revenues from external customers
   United States                        $    941.5      $    819.9      $  1,761.4      $  1,657.8
   Canada                                     30.1            27.1            57.3            52.1
                                        ----------      ----------      ----------      ----------
      Total North America                    971.6           847.0         1,818.7         1,709.9
                                        ----------      ----------      ----------      ----------
   United Kingdom                            112.3           108.0           229.1           218.9
   Spain                                      88.9            80.5           173.3           161.7
   Other Europe                              234.7           180.5           441.1           332.4
                                        ----------      ----------      ----------      ----------
      Total Europe                           435.9           369.0           843.5           713.0
                                        ----------      ----------      ----------      ----------
   Asia                                      145.6            69.1           306.0           152.0
   Latin America                              24.9            27.6            56.7            54.2
   All Other                                    .1              --              .2              .1
                                        ----------      ----------      ----------      ----------
Total                                   $  1,578.1      $  1,312.7      $  3,025.1      $  2,629.2
                                        ----------      ----------      ----------      ----------

Note: Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except per share)

NEW ACCOUNTING STANDARDS

STANDARDS ADOPTED

The company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," on 1 October 2002. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's useful life. The company's asset retirement obligations are primarily associated with Gases on-site long-term supply contracts under which the company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. At 1 October 2002, the company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. An after-tax transition charge of $2.9 was recorded as the cumulative effect of an accounting change. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $1.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The company has included the interim disclosures prescribed by SFAS No. 148 under Stock-Based Compensation below. The company does not intend to change its accounting method for stock-based compensation until a new uniform accounting standard is issued.

In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The company has included the required interim disclosures under Guarantees and Warranties below. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after 31 December 2002. The company has not issued or modified any guarantees subsequent to 31 December 2002.

RECENTLY ISSUED STANDARDS

In January 2003, the FASB published Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The company does not have an interest in a Variable Interest Entity.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that could occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after 15 June 2003. The application of EITF Issue No. 00-21 is not expected to have a material effect on the company's financial statements.

STOCK-BASED COMPENSATION

At 31 March 2003, the company had various stock-based compensation plans as described in Note 14 to the consolidated financial statements in the company's 2002 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plans.

                                                                Three Months Ended             Six Months Ended
                                                                    31 March                       31 March
                                                              2003            2002           2003             2002
                                                              ----            ----           ----             ----
Net income, as reported                                     $   113.6       $   126.1       $   239.4       $   239.8
Deduct total stock option employee compensation
   expense determined under fair value based method,
   net of related tax effects                                    (9.5)          (10.2)          (18.9)          (20.4)
                                                            ---------       ---------       ---------       ---------
Pro forma net income                                        $   104.1       $   115.9       $   220.5       $   219.4
                                                            ---------       ---------       ---------       ---------
Basic Earnings per Share
   As reported                                              $     .52       $     .58       $    1.09       $    1.11
   Pro forma                                                $     .47       $     .54       $    1.01       $    1.02
                                                            ---------       ---------       ---------       ---------
Diluted Earnings per Share
   As reported                                              $     .51       $     .57       $    1.07       $    1.08
   Pro forma                                                $     .47       $     .52       $     .99       $     .99
                                                            ---------       ---------       ---------       ---------

GUARANTEES AND WARRANTIES

As disclosed in Note 18 to the consolidated financial statements in the company's 2002 annual report on Form 10-K, the company is a party to certain guarantee agreements, including equity support agreements, debt guarantees of equity affiliates and a residual value guarantee. These guarantees are contingent commitments that are related to activities of the company's primary businesses. The company does not expect that any sum it may have to pay in connection with these guarantees will have a materially adverse effect on its consolidated financial position or results of operations.

An equity support agreement was entered into related to the financing of a cogeneration project. At 31 March 2003, the remaining term of this guarantee is 21 months with maximum potential payments of $15. A partner in this project has agreed to share equally in any required equity contribution.

The company has entered into an equity support agreement related to the financing of an air separation facility being constructed in Trinidad for a venture in which the company, through equity affiliates, owns 50%. The maximum potential payments, under a joint and several guarantee with the partner, are $72 upon commencement of operations. The maximum exposure under the equity support agreement declines over time as an underlying loan balance is amortized. Additionally, the company and its partner provided guarantees of certain obligations related to the normal operations of this facility. The maximum potential payments, under the joint and several operations guarantees, are $32. The total combined maximum potential payments, under the joint and several equity support agreement and the operations guarantees, are $104. The term of these guarantees is related to the underlying twenty-year customer gas supply contract from the facility.

The company has guaranteed repayment of some borrowings of certain foreign equity affiliates. At 31 March 2003, these guarantees have terms primarily in the range of one to eight years, with maximum potential payments of $30.

In September 2001, the company entered into an operating lease of U.S. cryogenic vessel equipment, which included a residual value guarantee not to exceed $256. The guarantee extends to September 2006.

The company has not accrued any amounts related to these guarantees. To date, no equity contributions or payments have been required since the inception of these guarantees. The fair value of the above guarantees totals approximately $10. Additionally, the company has issued product warranties within its Equipment segment, which are not material. Product warranties are not a customary business practice within the company's Gases and Chemicals segments.

GLOBAL COST REDUCTION PLANS

The results for the three and six months ended 31 March 2002 included a charge of $30.8 ($18.9 after-tax, or $.09 per share) for a global cost reduction plan including U.S. packaged gas divestiture related reductions. The plan included 333 position eliminations, resulting in a charge of $27.1 for severance and pension related benefits. A charge of $3.7 was recognized for asset impairments related to the planned sale or closure of two small chemicals facilities. The cost reduction plan charges included in cost of sales, selling and administrative, research and development, and other expense were $13.4, $14.1, $.4, and $2.9, respectively. This cost reduction plan was completed as expected in March 2003.

The following table summarizes changes to the carrying amount of the accrual for cost reduction plans for the six months ended 31 March 2003:

                                     Severance
                                     ---------
Balance at 30 September 2002            $6.8
   Cash expenditures                    (6.6)
   Reverse 2002 Plan Balance             (.2)
                                        ----
Balance at 31 March 2003                $ --
                                        ----

ACQUISITIONS

Acquisitions for the six months ended 31 March 2003, totaling $233.8, included American Homecare Supply, LLC (AHS), additional small homecare businesses, and Sanwa Chemical Industry Co., Ltd. The principal acquisition of the company was AHS in October 2002, for $166. AHS is a homecare market leader throughout the northeastern United States.

In July 2002, the company purchased an additional 22% of the outstanding shares of San Fu Chemical Company, Ltd. (San Fu), increasing the company's ownership interest from 48% to 70%. As of 30 June 2002, the company accounted for its investment in San Fu using the equity method. With this acquisition, the company obtained control and consolidated this investment.

The acquisitions in fiscal 2003 and the San Fu acquisition in fiscal 2002 contributed $172 and $28 to sales and operating income, respectively, for the six months ended 31 March 2003.

DIVESTITURES

On 28 February 2002, the company completed the sale of the majority of its U.S. packaged gas business, excluding the electronic gases and magnetic resonance imaging related helium operations, to Airgas, Inc. (Airgas). The company also sold its packaged gas operations in the Carolinas and in Southern Virginia to National Welders Supply Company, Inc., a joint venture between Airgas and the Turner family of Charlotte, N.C. For the five months ended 28 February 2002, the assets sold generated revenues of approximately $100 also with a modest contribution to operating income. The proceeds from these transactions were $254.5. The results for the three and six months ended 31 March 2002 included a gain of $55.7 ($25.7 after-tax, or $.12 per share).

On 1 April 2003, the company completed the sale of the majority of its Canadian packaged gas business to the BOC Group for approximately $40.

EQUITY AFFILIATES' INCOME

Income from equity affiliates for the six months ended 31 March 2003 included $14 for adjustments related to divestitures recorded in prior periods. $8 is included in Other equity affiliates and $6 is included in Gases equity affiliates.

Income from equity affiliates contributed $.06 and $.09 to diluted earnings per share for the three months ended 31 March 2003 and 2002, respectively. Income from equity affiliates contributed $.15 and $.16 to diluted earnings per share for the six months ended 31 March 2003 and 2002, respectively.

GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2003, are as follows:

                                      Gases      Chemicals  Equipment    Total
                                      -----      ---------  ---------    -----
Balance as of 30 September 2002      $  332.1     $  89.6    $  9.4    $  431.1
Acquisitions and adjustments            141.1          --        --       141.1
Disposals                                (1.4)         --        --        (1.4)
Currency translation and other           16.5         1.7        .1        18.3
                                     --------     -------    ------    --------
Balance as of 31 March 2003          $  488.3     $  91.3    $  9.5    $  589.1
                                     --------     -------    ------    --------

The increase in goodwill was principally due to the acquisition of AHS.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                            Three Months Ended           Six Months Ended
                                                                  31 March                    31 March
                                                             2003          2002         2003          2002
                                                             ----          ----         ----          ----
NUMERATOR
Used in basic and diluted EPS
   Income before cumulative effect of accounting
     change                                                $   113.6    $   126.1    $   242.3     $   239.8
   Cumulative effect of accounting change                         --           --         (2.9)           --
                                                           ---------    ---------   ----------    ----------
   Net income                                              $   113.6    $   126.1    $   239.4     $   239.8
                                                           ---------    ---------   ----------    ----------
DENOMINATOR (in millions)
Weighted average number of common shares used in
   basic EPS                                                   219.2        216.6        219.0         216.2
Effect of dilutive securities
   Employee stock options                                        2.8          5.5          3.2           4.9
   Other award plans                                              .5           .8           .5            .6
                                                           ---------    ---------   ----------    ----------
                                                                 3.3          6.3          3.7           5.5
                                                           ---------    ---------   ----------    ----------
Weighted average number of common shares and dilutive
   potential common shares used in diluted EPS                 222.5        222.9        222.7         221.7

BASIC EPS
Income before cumulative effect of accounting change       $     .52    $     .58   $     1.11    $     1.11
Cumulative effect of accounting change                            --           --         (.02)           --
                                                           ---------    ---------   ----------    ----------
Net income                                                 $     .52    $     .58   $     1.09    $     1.11
                                                           ---------    ---------   ----------    ----------
DILUTED EPS
Income before cumulative effect of accounting change       $     .51    $     .57   $     1.09    $     1.08
Cumulative effect of accounting change                            --           --         (.02)           --
                                                           ---------    ---------   ----------    ----------
Net income                                                 $     .51    $     .57   $     1.07    $     1.08
                                                           ---------    ---------   ----------    ----------

Options on 8.4 million shares of common stock were not included in computing diluted earnings per share for the second quarter of 2003 because their effects were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            SECOND QUARTER FISCAL 2003 VS. SECOND QUARTER FISCAL 2002

All comparisons are to the corresponding period in the prior year unless otherwise stated.

(MILLIONS OF DOLLARS, EXCEPT PER SHARE)

RESULTS OF OPERATIONS

CONSOLIDATED

Sales of $1,578.1 increased 20%, or $265.4. The effects of higher natural gas cost pass-through, favorable currency effects, and acquisitions net of divestitures accounted for 14% of the increase. Higher gases and chemicals volumes drove the remaining underlying revenue increase of 6%.

Operating income of $179.0 increased 16%, or $24.2. The prior year included a charge of $30.8 for a global cost reduction plan. Favorable factors were higher gas and chemicals volumes, currency effects and the contribution of acquisitions. The results were unfavorably impacted by higher raw materials and energy costs, higher maintenance costs in Gases, higher pension and SAP expenses, and lower electronics specialty material pricing.

Income from equity affiliates of $12.5 declined 38%, or $7.8. This decline was primarily due to the consolidation of San Fu Gas Company, Ltd. (San Fu), a one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year, and lower results from the global polymer joint venture.

Net income was $113.6, or $.51 diluted earnings per share, compared to net income of $126.1, or $.57 diluted earnings per share. Prior year results included a gain on the sale of the U.S. packaged gas business ($25.7, or $.12 per share) and a charge for a global cost reduction plan ($18.9, or $.09 per share).

GASES

Sales of $1,129.5 increased 27%, or $242.7. The effects of higher natural gas cost pass-through, favorable currency effects, and acquisitions accounted for 19% of the increase. Higher worldwide gases volumes drove the remaining underlying revenue increase of 8%. Excluding the impact of the acquisition of San Fu, electronics sales increased about 20%.

On-site and pipeline volumes in the Chemicals Process Industries (CPI) Division were up 5%, despite a number of outages. Liquid bulk volumes in North America declined 3% and were flat in Europe. Liquid bulk volumes were strong in Asia, up 26%.

On average, prices for liquid oxygen and liquid nitrogen (LOX/LIN) in North America were down 2%. Although underlying prices for LOX/LIN increased 2%, a negative 4% year-on-year surcharge variance resulted in the average price decline of 2%. LOX/LIN pricing in Europe was up 1%, despite an unfavorable customer mix from volumes at lower-priced accounts.

Operating income of $152.9 increased 25%, or $30.4. Prior year results included a charge of $26.2 for a global cost reduction plan and a write-off of $7.3 in receivables associated with three bankrupt steel customers. Results were unfavorably impacted by higher raw material and energy, maintenance, pension, and SAP costs, and lower electronics specialty material pricing. These factors more than offset the favorable impact of higher volumes, currency and acquisitions, net of divestitures.

Operating margin of 13.5% was down .3%. Operating margin was favorably impacted by the prior year cost reduction plan charge of $26.2. The dilutive effect of higher natural gas cost pass-through, higher on-site maintenance costs, and higher energy costs in the liquid bulk business were the principal offsetting factors.

Gases equity affiliates' income of $11.9 decreased 27%, or $4.4. The decrease was due primarily to the consolidation of San Fu and the one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year, offset to some extent by favorable currency effects.

CHEMICALS

Sales of $398.5 increased 11%, or $40.4. The effects of currency, natural gas cost pass-through, and divestitures accounted for 5% of the increase. The overall volume index increased 3%. In Chemical Intermediates, volumes increased 10%, led by higher amines. In Performance Materials, volumes were down 1%, led by performance polymers (emulsions).

Operating income of $33.7 declined 20%, or $8.3 from the prior year, which included a $4.6 charge for a global cost reduction plan. The decline was driven by higher raw material and energy costs and weaker performance polymers (emulsions) volumes, which more than offset improved volumes in higher amines and favorable currency effects.

Operating margin of 8.5% declined 3.3%. Operating margin was favorably impacted by the prior year cost reduction plan charge of $4.6. The decline was driven by higher natural gas and raw material costs.

Chemicals equity affiliates' income of $0.8 decreased $2.0 from the prior year. Chemicals equity affiliates' income consists primarily of a global polymer joint venture.

EQUIPMENT

Sales of $50.1 decreased 26%, or $17.7. Operating income of $3.0 decreased by $2.1. A higher level of Liquified Natural Gas heat exchanger (LNG) activity was offset by a decrease in helium container shipments.

The sales backlog for the equipment segment at 31 March 2003 was $231.7 compared to $193.8 at 31 March 2002 and $114.2 at 30 September 2002. The sales backlog has increased from the addition of a new air separation order received for a gas-to-liquids project in Qatar. Five LNG heat exchangers remain in the sales backlog.

ALL OTHER

All other principally comprises long-term research and development expense and unallocated corporate expenses and income. Operating loss of $10.6 decreased $4.2, primarily due to foreign exchange losses incurred in the prior year.

ANALYSIS OF OTHER ITEMS

OTHER (INCOME) EXPENSE, NET

Other income of $12.2 increased $10.6. Results in 2002 included the one-time write-off of certain steel customer receivables and a foreign exchange loss, compared to a foreign exchange gain in 2003.

SELLING AND ADMINISTRATIVE EXPENSE (S&A)

S&A expense of $203.9 increased 8%, or $14.8 from the prior year, which included a $14.1 charge for a global cost reduction plan. The effects of acquisitions, divestitures and currency, accounted for an 11% increase. In addition, S&A increased due to higher pension expense, SAP costs, and spending on growth initiatives.

INTEREST EXPENSE

Interest expense of $28.6 decreased 8%, or $2.4. This decrease resulted from a lower average debt balance excluding currency effects and lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest.

INCOME TAXES

The effective tax rates exclude minority interest. In the second quarter of 2003, the effective tax rate was 30.0% compared to 35.6% in the prior year. The difference between rates is principally due to nondeductible costs included in the sale of the U.S. packaged gas business in 2002.

                SIX MONTHS FISCAL 2003 VS. SIX MONTHS FISCAL 2002

All comparisons are to the corresponding period in the prior year unless otherwise stated.

(Millions of dollars, except per share)

RESULTS OF OPERATIONS

CONSOLIDATED

Sales of $3,025.1 increased 15%, or $395.9. The effects of higher natural gas cost pass-through, favorable currency effects, and acquisitions net of divestitures accounted for 11% of the increase. The remaining underlying revenue increase of 4% was driven by higher worldwide gases volumes.

Operating income of $375.5 increased $36.5, or 11%. The prior year results included a charge of $30.8 for a global cost reduction plan and the write-off of $7.3 in receivables associated with three bankrupt steel customers. The current year included a favorable adjustment of $8.1 for lower than anticipated payments of fiscal year 2002 incentive compensation costs, and the favorable impacts of acquisitions, currency, and higher gases volumes. Partially offsetting these impacts were higher raw materials and energy costs, higher pensions and SAP expenses, higher maintenance costs, and lower electronics specialty material pricing.

Income from equity affiliates of $38.3 compared to $38.7 in the prior year. Income from equity affiliates declined primarily due to the consolidation of San Fu, a one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year, and lower results from the global polymer joint venture, offset by the favorable adjustments recorded in the first quarter of 2003 related to prior period divestitures.

Net income was $239.4, or $1.07 diluted earnings per share, compared to net income of $239.8, or $1.08 diluted earnings per share. Excluding the cumulative effect of an accounting change related to the company's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," net income was $242.3, or $1.09 diluted earnings per share in 2003. Prior year results included a gain on the sale of the U.S. packaged gas business ($25.7, or $.12 per share) and a charge for a global cost reduction plan ($18.9, or $.09 per share).

GASES

Sales of $2,155.3 increased 20%, or $364.4. The effects of higher natural gas cost pass-through, favorable currency effects, and acquisitions accounted for 14% of the increase. Higher worldwide gases volumes drove the remaining underlying revenue increase of 6%. Excluding the impact of the acquisition of San Fu, electronics sales increased about 16%.

On-site and pipeline volumes in the Chemicals Process Industries (CPI) Division were up 6%, despite weather disruptions to customer operations and outages. Liquid bulk volumes in North America declined 2% while liquid bulk volumes increased 2% in Europe. Liquid bulk volumes were strong in Asia, up 20%.

On average, prices for LOX/LIN in North America were down 2%. Although underlying prices for LOX/LIN increased 3%, a negative 5% year-on-year surcharge variance resulted in an average price decline of 2%. LOX/LIN pricing in Europe was flat as the impact of price increases were offset by higher volumes at lower-priced accounts.

Operating income of $323.4 increased 18%, or $48.9. Prior year results included a charge of $26.2 for a global cost reduction plan and a write-off of $7.3 in receivables associated with three bankrupt steel customers. Operating income was favorably impacted by increased gas volumes, currency effects, acquisitions net of divestitures, and lower incentive compensation costs. Partially offsetting these gains were higher raw materials and energy, maintenance, pension and SAP costs, and lower electronics specialty material pricing.

Gases equity affiliates' income of $26.6 decreased by 17%, or $5.5. The decrease was due primarily to the consolidation of San Fu and the one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year, offset to some extent by favorable adjustments to customary post-sale liabilities associated with two divested cogeneration plant investments.

CHEMICALS

Sales of $752.3 increased 6%, or $45.2. The effects of currency, natural gas cost pass-through, and divestitures accounted for 4% of the increase. The overall volume index was flat. In Chemical Intermediates, volumes increased 3%, led by polyurethane intermediates. In Performance Materials, volumes were down 2%, led by performance polymers (emulsions).

Operating income of $66.8 decreased by 19%, or $15.7 from the prior year, which included a $4.6 charge for a global cost reduction plan. The decline was driven by higher raw material and energy costs and weaker volumes in performance polymers (emulsions). This decline was partially offset by favorable currency effects and improved volumes in polyurethane intermediates.

Chemicals equity affiliates' income was $3.3 compared to $5.1 in the prior year. Chemicals equity affiliates' income consists primarily of a global polymer joint venture.

A long-term supplier of sulfuric acid, which is used in the production of dinitrotoluene (DNT), has been operating under Chapter 11 bankruptcy protection since 8 May 2001. The company's DNT operation in its polyurethane intermediates business and supply to its customers have not been materially impacted. The company expects this supplier to be successful in its reorganization. If reorganization is not successful, the profitability of the Chemicals segment could be materially impacted on an annual basis due to the supplier's shutdown and the company's inability to supply all of its customers' base requirements. To facilitate the supplier's ability to continue to operate in bankruptcy, the company has entered into certain loans and prepayments with this supplier. At 31 March 2003, amounts due to the company from loans and product prepayments totaled $28.3. As of 30 April 2003, this balance was $29.7. At this time, the company expects to fully recover these advances. The company will participate in financing the supplier's credit facility upon its emergence from bankruptcy, which could increase the company's credit exposure to the supplier.

EQUIPMENT

Sales of $117.5 decreased 10%, or $13.7. Operating income of $7.1 increased $1.1. A higher level of project activity was partially offset by a decrease in helium container shipments.

ALL OTHER

All other principally comprises long-term research and development expense and unallocated corporate expenses and income. Operating loss of $21.8 decreased $2.2, primarily due to foreign exchange losses incurred in the prior year.

EQUITY AFFILIATES' INCOME - OTHER

Equity affiliates' income of $8.3 represents a favorable adjustment to a customary post-sale liability associated with a divested business not associated with any of the company's current segments.

ANALYSIS OF OTHER ITEMS

OTHER (INCOME) EXPENSE, NET

Other income of $15.5 increased $9.4. Results in 2002 included the one-time write-off of certain steel customer receivables and a foreign exchange loss, compared to a foreign exchange gain in 2003.

SELLING AND ADMINISTRATIVE EXPENSE (S&A)

S&A expense of $394.7 increased 10%, or $36.3 from the prior year, which included a $14.1 charge for a global cost reduction plan. The effects of acquisitions, divestitures and currency, accounted for a 9% increase. In addition, S&A increased due to higher pension expense, SAP implementation costs, and spending on growth initiatives.

INTEREST EXPENSE

Interest expense of $60.3 decreased 9%, or $5.8. This decrease resulted from a lower average debt balance excluding currency effects and lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest.

INCOME TAXES

The effective tax rates exclude minority interest. For the first six months of 2003, the effective tax rate was 30% compared to 33.1% in the prior year. The difference between rates is due principally to nondeductible costs included in the sale of the U.S. packaged gas business in 2002.

The company expects an effective tax rate of 30.0% for 2003. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

2003 OUTLOOK

Economic growth was slower than expected in the first half of 2003 and the economic outlook in many parts of the world remains uncertain. Continued geopolitical tensions and S.A.R.S. are just two factors that could influence the timing and pace of economic activity. Our current outlook for growth in U.S. manufacturing is 0-2%, with broader ranges in individual sectors. Silicon growth is now estimated between 0-5% due to further delays in the semiconductor industry recovery. The current outlook for electronics assumes modest sequential improvement in the second half of the year.

Energy and raw material costs this year are higher than originally anticipated and have impacted our Chemicals segment and to a lesser extent, Gases. While energy related costs have moderated from peak levels, they will likely remain at higher levels for the full-year and could remain volatile as well. Pricing programs to recover increased energy costs within our chemicals and merchant gases businesses are underway. We expect meaningful margin improvement in the second half of the year.

The slowdown in demand across the basic manufacturing industries is affecting our North American merchant gas and performance polymers volumes. Our current outlook anticipates improved merchant volumes going forward. Chemicals volumes in Performance Materials are expected to benefit from seasonality in the second half of the year.

For the Equipment segment, we anticipate a lower level of profitability.

Despite a weaker than expected economic climate, the company continues to execute its plans consistent with its strategy, focusing on the elements of its business that are controllable, including process improvement activities and building leadership positions in growth markets. The company continues its portfolio management actions and is identifying ways to improve its cost structure. Such actions could reduce near-term results.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The company's cash flows from operating, investing, and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

                                                          Six Months Ended
                                                              31 March
                                                      2003                 2002
                                                      ----                 ----
Cash provided by (used for):
           Operating activities                    $  440.1              $ 477.1
           Investing activities                      (494.1)               (78.8)
           Financing activities                      (131.7)              (359.9)
Effect of exchange rate changes on cash                 5.4                 (6.8)
                                                    -------              -------
(Decrease) increase in cash and cash items          ($180.3)             $  31.6
                                                    -------              -------

OPERATING ACTIVITIES

Cash provided by operating activities in 2003 declined $37.0, or 8%. Net income of $239.4 was similar to the prior year. Working capital changes using cash drove the overall decline in cash from operating activities. The increase in accounts receivables and inventories was partially offset by an increase in accounts payable. The net increase was principally due to higher energy and raw material costs and increased sales volumes in the company's electronics and chemicals businesses. The prior year gain on sale of assets and investments was significantly higher due to the sale of the U.S. packaged gas business. This partially offset the impact of working capital changes.

INVESTING ACTIVITIES

Cash used for investing activities increased $415.3 due primarily to acquisitions in 2003 and lower proceeds from sale of assets and investments. Acquisitions in 2003, totaling $233.8, included American Homecare Supply, LLC.
(AHS), additional small homecare businesses, and Sanwa Chemical Industry Co., Ltd. The principal acquisition of the company was AHS in October 2002, for $166. Proceeds from the sale of assets and investments declined $227.8 from the prior year. In 2002, the company sold the majority of its U.S. packaged gas business for proceeds of $254.5.

Capital expenditures are detailed in the following table:

                                                                  Six Months Ended
                                                                      31 March
                                                                 2003           2002
                                                                 ----           ----
Additions to plant and equipment                               $294.1         $321.3
Investments in and advances to unconsolidated                     5.2           34.7
affiliates
Acquisitions                                                    233.8            1.1
Long-term debt assumed in acquisitions                            4.0             --
Capital leases                                                    2.6            1.8
                                                               ------         ------
                                                               $539.7         $358.9
                                                               ------         ------

Capital expenditures for new plant and equipment are expected to be between $600 and $650 in 2003. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded principally with cash from operations and proceeds from asset sales. If necessary, proceeds from debt issuance will also be utilized.

FINANCING ACTIVITIES

Cash used for financing activities declined $228.2, primarily due to lower short-term and long-term debt repayments.

Total debt at 31 March 2003 and 30 September 2002, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 39% and 40%, respectively. Total debt increased from $2,385.0 at 30 September 2002 to $2,424.4 at 31 March 2003.

There was $41.0 of commercial paper outstanding at 31 March 2003. The company's total revolving credit commitments amounted to $600.0 at 31 March 2003. No borrowings were outstanding under these commitments. Additional commitments totaling $71.2 are maintained by the company's foreign subsidiaries, of which $10.9 was utilized at 31 March 2003.

The estimated fair value of the company's long-term debt, including current portion, as of 31 March 2003 is $2,505.6 compared to a book value of $2,353.9.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments such as debt and residual value guarantees. There have been no material changes to Contractual Obligations and Commercial Commitments as reflected in the Management's Discussion & Analysis in the company's 2002 annual report Form 10-K. Refer to Notes 11 and 12 to the consolidated financial statements in the company's 2002 annual report on Form 10-K for additional information on long-term debt and leases and Note 18 for information on commitments and contingencies.

Information on the company's obligations under its various retirement plans, including amounts recognized in the balance sheet, is reported in Note 17 (Pension and Other Postretirement Benefits) to the consolidated financial statements in the company's 2002 annual report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The company's off-balance sheet arrangements include certain guarantee agreements and the sale and leaseback of U.S. cryogenic vessel equipment with a third party. The company's guarantee agreements are discussed in the

Notes to the consolidated financial statements under Guarantees and Warranties. Information on the sale and leaseback of U.S. cryogenic vessel equipment is contained in Note 12 to the consolidated financial statements in the company's 2002 annual report on Form 10-K. The company does not have an obligation arising out of a variable interest entity. The company's off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2002 and the six months ended 31 March 2003, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

MARKET RISKS AND SENSITIVITY ANALYSIS

The company's earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is the policy of the company to minimize its cash flow exposure to adverse changes in currency and exchange rates and to reduce the financial risks inherent in funding the company with debt capital.

The company addresses these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counter parties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes.

The net financial instrument position of the company increased from $2,363.0 at 30 September 2002 to $2,520.1 at 31 March 2003 primarily due to the impact of a weaker U.S. Dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.

Information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company's 2002 annual report on Form 10-K. There was no material change to market risk sensitivity since 30 September 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of the company's financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management's Discussion and Analysis included in the 2002 annual report on Form 10-K. Information concerning the company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. Otherwise, the company did not adopt an accounting policy in the current period that had a material impact on the company's financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING STANDARDS

In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." In January 2003, the FASB published Interpretation No. 46, "Consolidation of Variable Interest Entities." See the notes to the consolidated financial statements for information concerning the company's implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events of outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company's goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; and the timing and rate at which tax credits can be utilized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Market Risks and Sensitivity Analysis on page 21 of Item 2 on Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Shareholders of the Registrant was held on 23 January 2003.

         b. The following directors were elected at the meeting: Mario L. Baeza, L. Paul Bremer III, Edward E. Hagenlocker, and Terrence Murray. Directors whose term of office continued after the meeting include: James F. Hardymon, Charles H. Noski, Paula G. Rosput, Lawrason D. Thomas, Michael J. Donahue, Ursula F. Fairbairn, and John P. Jones III.

         c.       The following matters were voted on at the Annual Meeting:

                  1.       Election of Directors

                                                      NUMBER OF VOTES CAST

      NAME OF DIRECTOR
                                                 AGAINST                        BROKER
                                                   OR                            NON-
                                      FOR       WITHHELD      ABSTENTIONS       VOTES
                                      ---       --------      -----------       -----
      Mario L. Baeza              189,961,061   3,626,776          0               0
      L. Paul Bremer III*         190,101,765   3,486,072          0               0
      Edward E. Hagenlocker       189,961,906   3,625,931          0               0
      Terrence Murray             190,032,602   3,555,235          0               0

                  2. Ratification of the appointment of KPMG LLP of Philadelphia, Pennsylvania, as independent auditor for the registrant for the fiscal year ending 30 September 2003

                                   NUMBER OF VOTES CAST

                                   AGAINST
                                     OR                              BROKER
                   FOR            WITHHELD       ABSTENTIONS       NON-VOTES
                   ---            --------       -----------       ---------
               186,453,474        5,574,172       1,560,188            0

* L. Paul Bremer III resigned from the Company's Board of Directors effective 25 April 2003, in order to accept President Bush's assignment to serve as civilian administrator of post-war Iraq.

                  3.       Approval of the amendments to the Long-Term Incentive
                           Plan

                              NUMBER OF VOTES CAST

                                   AGAINST
                                     OR                             BROKER
                   FOR            WITHHELD       ABSTENTIONS      NON-VOTES
                   ---            --------       -----------      ---------
               111,967,296       78,773,690       2,842,041           0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-K

                  10.1 Amended and Restated Supplementary Pension Plan of the Company Effective 1 May 2003.

                  10.2 Amended and Restated Long-Term Incentive Plan of the Company Effective January 23, 2003

                  10.3 Amended and Restated Supplementary Savings Plan of the Company Effective 1 April 1998, Reflecting Amendments Through September 30, 2002.

                  12       Computation of Ratios of Earnings to Fixed Charges.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated 22 January 2003, in which Items 5 and 9 of such Form were reported.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Air Products and Chemicals, Inc.
                                            -----------------------------------
                                                         (Registrant)


Date: May 14, 2003                    By:            /s/John R. Owings
                                            -----------------------------------
                                                        John R. Owings
                                                      Vice President and
                                                    Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 14 May 2003
                             /s/ John P. Jones III
                          -------------------------
                                John P. Jones III
                Chairman, President, and Chief Executive Officer
                          (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 14 May 2003
                               /s/ John R. Owings
             ------------------------------------------------------
                                 John R. Owings
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)

                                 EXHIBIT INDEX

(a) 10.1 Amended and Restated Supplementary Pension Plan of the Company Effective 1 May 2003.

(a) 10.2 Amended and Restated Long-Term Incentive Plan of the Company Effective January 23, 2003.

(a) 10.3 Amended and Restated Supplementary Savings Plan of the Company Effective 1 April 1998, Reflecting Amendments Through September 30, 2002.

(a) 12         Computation of Ratios of Earnings to Fixed Charges.

(a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002