Form 10-Q
period 2003-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2003-08-13
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 30 June 2003

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

                                  610-481-4911
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at 7 August 2003
---------------------------                 ----------------------------
Common Stock, $1 par value                          227,263,870

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                                 Page No.
                                                                                                                 --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheets -
      30 June 2003 and 30 September 2002 ......................................................................     3
   Consolidated Income Statements -
      Three Months and Nine Months Ended 30 June 2003 and 2002 ................................................     4
   Consolidated Comprehensive Income Statements -
      Three Months and Nine Months Ended 30 June 2003 and 2002 ................................................     5
   Consolidated Statements of Cash Flows -
      Nine Months Ended 30 June 2003 and 2002 .................................................................     6
   Summary by Business Segments -
      Three Months and Nine Months Ended 30 June 2003 and 2002 ................................................     7
   Summary by Geographic Regions -
      Three Months and Nine Months Ended 30 June 2003 and 2002 ................................................     8
   Notes to Consolidated Financial Statements .................................................................     9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .................    17
Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................................    28
Item 4. Controls and Procedures ...............................................................................    28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................................................    29
Signatures ....................................................................................................    30
Exhibit Index..................................................................................................    31

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

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2003 Outlook included on page 23 of Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 27.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share)
                                                                        30 June 2003
                                                                         (Unaudited)   30 September 2002
                                                                        ------------   -----------------

ASSETS
CURRENT ASSETS
Cash and cash items                                                     $       141.3    $       253.7
Trade receivables, less allowances for doubtful accounts                      1,133.5            980.9
Inventories                                                                     437.9            392.6
Contracts in progress, less progress billings                                    67.9             68.1
Other current assets                                                            237.8            214.0
                                                                        ------------------------------
TOTAL CURRENT ASSETS                                                          2,018.4          1,909.3
                                                                        ------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO
  EQUITY AFFILIATES                                                             550.7            484.2
PLANT AND EQUIPMENT, at cost                                                 11,369.9         10,879.8
Less accumulated depreciation                                                 5,926.5          5,502.0
                                                                        ------------------------------
PLANT AND EQUIPMENT, net                                                      5,443.4          5,377.8
                                                                        ------------------------------
GOODWILL                                                                        610.2            431.1
OTHER NONCURRENT ASSETS                                                         326.2            292.6
                                                                        ------------------------------
TOTAL ASSETS                                                            $     8,948.9    $     8,495.0
                                                                        ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Payables and accrued liabilities                                        $       913.9    $       839.3
Accrued income taxes                                                             35.9             72.9
Short-term borrowings and current portion of long-term debt                     217.6            344.0
                                                                        ------------------------------
TOTAL CURRENT LIABILITIES                                                     1,167.4          1,256.2
                                                                        ------------------------------
LONG-TERM DEBT                                                                2,150.7          2,041.0
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                  914.2            827.4
DEFERRED INCOME TAXES                                                           766.5            725.6
                                                                        ------------------------------
TOTAL LIABILITIES                                                             4,998.8          4,850.2
                                                                        ------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                       178.9            184.4
                                                                        ------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2003 and 2002-
 249,455,584 shares)                                                            249.4            249.4
Capital in excess of par value                                                  468.6            437.1
Retained earnings                                                             4,440.7          4,312.8
Accumulated other comprehensive income (loss)                                  (444.9)          (566.9)
Treasury stock, at cost (2003 - 22,191,714 shares; 2002 - 22,236,196
 shares)                                                                       (766.2)          (767.8)
Shares in trust (2003 - 7,322,458 shares; 2002 - 8,684,265 shares)             (176.4)          (204.2)
                                                                        ------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    3,771.2          3,460.4
                                                                        ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     8,948.9    $     8,495.0
                                                                        ==============================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

(Millions of dollars, except per share)
                                                                 Three Months Ended       Nine Months Ended
                                                                       30 June                 30 June
                                                                  2003        2002        2003        2002
                                                                ---------------------------------------------
SALES                                                           $ 1,629.9   $ 1,374.0   $ 4,655.0   $ 4,003.2
COSTS AND EXPENSES
Cost of sales                                                     1,225.4       976.7     3,434.7     2,856.1
Selling and administrative                                          243.4       172.9       638.1       531.3
Research and development                                             32.1        31.9        93.2        90.4
Other (income) expense, net                                          89.0       (22.6)       73.5       (28.7)
                                                                ---------------------------------------------
OPERATING INCOME                                                     40.0       215.1       415.5       554.1
Income from equity affiliates, net of
  related expenses                                                   20.0        17.7        58.3        56.4
Gain on sale of U.S. packaged gas
  business                                                             --          --          --        55.7
Interest expense                                                     32.5        27.5        92.8        93.6
                                                                ---------------------------------------------
INCOME BEFORE TAXES AND
  MINORITY INTEREST                                                  27.5       205.3       381.0       572.6
Income taxes                                                         (2.9)       60.6       100.9       179.0
Minority interest (a)                                                 3.8         3.4        11.2        12.5
                                                                ---------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                                             26.6       141.3       268.9       381.1
Cumulative effect of accounting change                                 --          --        (2.9)       --
                                                                ---------------------------------------------
NET INCOME                                                      $    26.6   $   141.3   $   266.0   $   381.1
                                                                =============================================
BASIC EARNINGS PER
  COMMON SHARE
Income before cumulative effect of
  accounting change                                             $     .12   $     .65   $    1.23   $    1.76
Cumulative effect of accounting change                                 --          --        (.02)         --
                                                                ---------------------------------------------
Net Income                                                      $     .12   $     .65   $    1.21   $    1.76
                                                                ---------------------------------------------
DILUTED EARNINGS PER COMMON
  SHARE
Income before cumulative effect of
  accounting change                                             $     .12   $     .63   $    1.21   $    1.71
Cumulative effect of accounting change                                 --          --        (.02)         --
                                                                ---------------------------------------------
Net Income                                                      $     .12   $     .63   $    1.19   $    1.71
                                                                ---------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES (in millions)                                       219.7       218.0       219.3       216.8
                                                                ---------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT SHARES (in millions)                 223.3       224.7       222.9       222.7
                                                                ---------------------------------------------
DIVIDENDS DECLARED PER
  COMMON SHARE - Cash                                           $     .23   $     .21   $     .65   $     .61
                                                                ---------------------------------------------

(a) Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

(Millions of dollars)
                                                                               Three Months Ended       Nine Months Ended
                                                                                     30 June                 30 June
                                                                                2003        2002        2003        2002
                                                                              ---------------------------------------------
NET INCOME                                                                    $    26.6   $   141.3   $   266.0   $   381.1
                                                                              ---------------------------------------------
OTHER COMPREHENSIVE INCOME
 (LOSS), net of tax
Unrealized (losses) gains on investments:
 Unrealized holding (losses) gains
  arising during the period                                                         1.4         3.3         2.3          .8
 Less reclassification adjustment for
  gains included in net income                                                       --        (2.9)         --        (4.6)
                                                                              ---------------------------------------------
Net unrealized holding (losses) gains on
 investments                                                                        1.4          .4         2.3        (3.8)
Net (loss) gain on derivatives                                                      (.6)        (.2)       (4.9)         .2
Translation adjustments                                                            79.2       105.9       124.6        64.1
                                                                              ---------------------------------------------
TOTAL OTHER COMPREHENSIVE
 INCOME (LOSS), net of tax                                                         80.0       106.1       122.0        60.5
                                                                              ---------------------------------------------
COMPREHENSIVE INCOME                                                          $   106.6   $   247.4   $   388.0   $   441.6
                                                                              ---------------------------------------------

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Millions of dollars)
                                                                                                    Nine Months Ended
                                                                                                         30 June
                                                                                                   2003           2002
                                                                                                --------------------------
OPERATING ACTIVITIES
 Net Income                                                                                     $     266.0    $     381.1
 Adjustments to reconcile income to cash provided by operating activities:
   Depreciation                                                                                       477.1          423.9
   Impairment of long-lived assets                                                                     91.7            3.7
   Deferred income taxes                                                                               60.8           30.8
   Undistributed earnings of unconsolidated affiliates                                                   .7          (33.2)
   Gain on sale of assets and investments                                                              (9.2)         (66.6)
   Other                                                                                              (15.3)           8.4
                                                                                                --------------------------
        Subtotal                                                                                      871.8          748.1
 Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
   Trade receivables                                                                                  (64.9)         (16.8)
   Inventories and contracts in progress                                                              (26.9)          15.9
   Payables and accrued liabilities                                                                    11.4          (58.9)
   Other                                                                                              (60.9)          36.4
                                                                                                --------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                                 730.5          724.7
                                                                                                --------------------------
INVESTING ACTIVITIES
 Additions to plant and equipment (a)                                                                (440.0)        (459.8)
 Investment in and advances to unconsolidated affiliates                                               (6.1)         (35.2)
 Acquisitions, less cash acquired (b)                                                                (234.2)         (10.3)
 Proceeds from sale of assets and investments                                                          99.5          283.7
 Other                                                                                                  (.1)           6.3
                                                                                                --------------------------
CASH USED FOR INVESTING ACTIVITIES                                                                   (580.9)        (215.3)
                                                                                                --------------------------
FINANCING ACTIVITIES
 Long-term debt proceeds                                                                              135.4           43.6
 Payments on long-term debt                                                                          (212.8)        (174.1)
 Net decrease in commercial paper and other short-term borrowings                                    (100.8)        (229.6)
 Dividends paid to shareholders                                                                      (138.0)        (129.8)
 Issuance of stock for options and award plans                                                         42.8           96.4
                                                                                                --------------------------
CASH USED FOR FINANCING ACTIVITIES                                                                   (273.4)        (393.5)
                                                                                                --------------------------
 Effect of Exchange Rate Changes on Cash                                                               11.4            3.7
                                                                                                --------------------------
 (Decrease) Increase in Cash and Cash Items                                                          (112.4)         119.6
 Cash and Cash Items - Beginning of Year                                                              253.7           66.2
                                                                                                --------------------------
 Cash and Cash Items - End of Period                                                            $     141.3    $     185.8
                                                                                                --------------------------

(a) Excludes capital lease additions of $6.8 and $2.7 in 2003 and 2002, respectively.

(b) Excludes $1.4 of capital lease obligations and $4.0 of long-term debt assumed in acquisitions in 2003.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                   (UNAUDITED)

Business segment information is shown below:

(Millions of dollars)
                                                Three Months Ended                   Nine Months Ended
                                                     30 June                             30 June
                                              2003              2002              2003              2002
                                           ---------------------------------------------------------------------
Revenues from external customers
  Gases                                    $  1,138.1        $    915.7        $  3,293.4        $  2,706.6
  Chemicals                                     421.2             385.4           1,173.5           1,092.5
  Equipment                                      70.6              72.9             188.1             204.1
                                           ---------------------------------------------------------------------
  Segment Totals                              1,629.9           1,374.0           4,655.0           4,003.2
                                           ---------------------------------------------------------------------
  Consolidated Totals                      $  1,629.9        $  1,374.0        $  4,655.0        $  4,003.2
                                           ---------------------------------------------------------------------

Operating income
  Gases                                    $     79.2(a)     $    166.7        $    402.6(a)     $    441.2(d)
  Chemicals                                     (29.2)(b)          47.9              37.6(b)          130.4(e)
  Equipment                                      (0.6)(c)           5.7               6.5(c)           11.7
                                           ---------------------------------------------------------------------
  Segment Totals                                 49.4             220.3             446.7             583.3
                                           ---------------------------------------------------------------------
  Corporate research and development and
    other income (expense)                       (9.4)             (5.2)            (31.2)            (29.2)
                                           ---------------------------------------------------------------------
  Consolidated Totals                      $     40.0        $    215.1        $    415.5        $    554.1
                                           ---------------------------------------------------------------------

Equity affiliates' income
  Gases                                    $     16.5        $     14.4        $     43.1        $     46.5
  Chemicals                                       3.6               3.4               6.9               8.5
  Equipment                                      (0.1)             (0.1)               --               1.4
                                           ---------------------------------------------------------------------
  Segment Totals                                 20.0              17.7              50.0              56.4
                                           ---------------------------------------------------------------------
  Other                                            --                --               8.3                --
                                           ---------------------------------------------------------------------
  Consolidated Totals                      $     20.0        $     17.7        $     58.3        $     56.4
                                           ---------------------------------------------------------------------

(Millions of dollars)
                                                          30 June
                                                     2003         2002
                                                  --------------------------
Identifiable assets (f)
  Gases                                           $  6,614.5   $  5,771.1
  Chemicals                                          1,441.7      1,399.3
  Equipment                                            168.4        202.4
                                                  --------------------------
  Segment Totals                                     8,224.6      7,372.8
                                                  --------------------------
  Corporate assets                                     173.6        295.2
                                                  --------------------------
  Consolidated Totals                             $  8,398.2   $  7,668.0
                                                  --------------------------

  (a) Included a global cost reduction plan expense of $92.2.

  (b) Included a global cost reduction plan expense of $58.1.

  (c) Included a global cost reduction plan expense of $2.4.

  (d) Included a global cost reduction plan expense of $26.2.

  (e) Included a global cost reduction plan expense of $4.6.

  (f) Identifiable assets are equal to total assets less investments in equity affiliates.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (UNAUDITED)

(Millions of dollars)
                                               Three Months Ended         Nine Months Ended
                                                     30 June                   30 June
                                                2003         2002         2003         2002
                                             ----------------------------------------------------
Revenues from external customers
   United States                             $    939.4   $    845.8   $  2,700.8   $  2,503.6
   Canada                                          19.2         28.5         76.5         80.6
                                             ----------------------------------------------------
     Total North America                          958.6        874.3      2,777.3      2,584.2
                                             ----------------------------------------------------
   United Kingdom                                 133.3        122.4        362.4        341.3
   Spain                                           97.7         89.2        271.0        250.9
   Other Europe                                   242.0        173.8        683.1        506.2
                                             ----------------------------------------------------
     Total Europe                                 473.0        385.4      1,316.5      1,098.4
                                             ----------------------------------------------------
   Asia                                           165.8         88.1        471.8        240.1
   Latin America                                   32.3         26.1         89.0         80.3
   All Other                                         .2           .1           .4           .2
                                             ----------------------------------------------------
Total                                        $  1,629.9   $  1,374.0   $  4,655.0   $  4,003.2
                                             ----------------------------------------------------

Note: Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

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

In November 2002, the Financial Accounting Standards Board (FASB) published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The company has included the required interim disclosures under Guarantees and Warranties below. The Interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after 31 December 2002. The company has not issued or modified any guarantees subsequent to 31 December 2002.

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

RECENTLY ISSUED STANDARDS

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

In January 2003, the FASB published Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The company does not have an interest in any Variable Interest Entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The application of these Statements is not expected to have a material effect on the company's financial statements.

In May 2003, the FASB ratified the EITF consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." The EITF consensus applies prospectively to new or modified arrangements beginning after 30 June 2003. The issue addressed is how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13. Under the EITF consensus, certain contracts within the company's Gases segment associated with on-site tonnage facilities servicing one customer may potentially be considered leases. In cases where operating-lease treatment is necessary, there would be no change to the company's financial reporting. In cases where capital-lease treatment is necessary, the timing of revenue and expense recognition would be impacted. Revenue would be recognized immediately for the sale of equipment component of a contract (as compared to the current method of revenue recognition over the life of the arrangement). A portion of revenues formerly reported as sales would be reflected as interest income resulting from the lease receivable. Based on the company's estimate of new or modified contracts for the remainder of this fiscal year, the company does not expect a material effect on its financial statements during 2003. The impact of the EITF consensus on the company's financial statements beyond 2003 is dependent upon the contracts executed and potential changes in business practices and contractual arrangements.

STOCK-BASED COMPENSATION

At 30 June 2003, the company had various stock-based compensation plans as described in Note 14 to the consolidated financial statements in the company's 2002 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plans.

                                                           Three Months Ended         Nine Months Ended
                                                                30 June                   30 June
                                                           2003          2002         2003           2002
                                                         -------       --------     ---------      --------
Net income, as reported                                  $  26.6       $  141.3     $   266.0      $  381.1
Deduct total stock option employee                          (9.5)         (10.2)        (28.4)        (30.6)
   compensation expense determined under fair
   value based method, net of related tax effects
                                                         -------       --------     ---------      --------
Pro forma net income                                     $  17.1       $  131.1     $   237.6      $  350.5
                                                         -------       --------     ---------      --------
Basic Earnings per Share
   As reported                                           $   .12       $    .65     $    1.21      $   1.76
   Pro forma                                             $   .08       $    .60     $    1.08      $   1.62
                                                         -------       --------     ---------      --------
Diluted Earnings per Share
   As reported                                           $   .12       $    .63     $    1.19      $   1.71
   Pro forma                                             $   .08       $    .58     $    1.07      $   1.57
                                                         -------       --------     ---------      --------

GUARANTEES AND WARRANTIES

As disclosed in Note 18 to the consolidated financial statements in the company's 2002 annual report on Form 10-K, the company is a party to certain guarantee agreements, including equity support agreements, debt guarantees of equity affiliates and a residual value guarantee. These guarantees are contingent commitments that are related to activities of the company's primary businesses. The company does not expect that any sum it may have to pay in connection with these guarantees will have a materially adverse effect on its consolidated financial position or results of operations. A summary of the guarantees and warranties that the company had as of 30 June 2003 is listed below:

An equity support agreement was entered into related to the financing of a cogeneration project. At 30 June 2003, the remaining term of this guarantee is 18 months with maximum potential payments of $15. A partner in this project has agreed to share equally in any required equity contribution.

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

The company has guaranteed repayment of some borrowings of certain foreign equity affiliates. At 30 June 2003, these guarantees have terms primarily in the range of one to seven years, with maximum potential payments of $30.

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

The company, in the normal course of business operations, has issued product warranties within its Equipment segment. Also, contracts and purchase orders often contain standard terms and conditions which typically include a warranty and indemnification to the buyer that the goods and services purchased do not infringe on third party intellectual property rights. The impact of these warranties is not material.

2003 GLOBAL COST REDUCTION PLAN

The results for the three and nine months ended 30 June 2003 included an expense of $152.7 ($96.6 after-tax, or $.43 per share) for a global cost reduction plan (2003 Plan). This expense included $56.8 for severance and pension related benefits recorded in cost of sales, selling and administrative, and research and development and $95.9 for asset disposals and facility closures in the Gases and Chemicals segments recorded in other expense.

During the third quarter of 2003, the company completed a capacity utilization analysis in several businesses in the Gases segment. To reduce capacity and costs several facilities ceased operation as of 30 June 2003. An expense of $37.6 was recognized for the closure of these facilities, net of expected recovery from disposal. A decision was made to terminate several incomplete capacity expansion projects. An expense of $13.0 was recognized for the cost of terminating these projects, net of expected recovery from disposal and redeployment. An expense of $3.6 was also recognized for the planned sale of two real estate properties and the termination of several leases for small facilities. These expenses are principally in the North American merchant and tonnage businesses with a modest amount in our Electronics business.

The rationalization of excess capacity in certain products has resulted in a decision to exit certain Chemical Intermediates operations. Late in the quarter ended 30 June 2003, the company decided to pursue the sale of its European methylamines and derivatives business. The company expects to complete the sale by 30 June 2004. Expected proceeds from sale were determined and a loss was recognized for the difference between the carrying value of the assets and the expected net proceeds from the sales. Additional expenses for the closure of the methanol and ammonia plants in Pensacola, Florida, which make products for internal consumption, were also recognized. The total expense for these actions was $41.7.

In addition to the capacity reduction initiatives, the company continues to implement cost reduction and productivity related efforts. The divestitures, the capacity reductions and the cost control initiatives will result in the elimination of 461 positions from the company. The company will complete the 2003 Plan by 30 June 2004. Approximately 30% of the position reductions relate to capacity rationalization and divestitures. An additional 40% relates to ongoing productivity efforts and balancing engineering resources with project activity and the remaining 30% relates to a reduction in the number of management positions.

The 2003 global cost reduction plan expenses were recorded to the following income statement line items and operating segments:

                                                     Selling and        Research and
 Segment                    Cost of Sales          Administrative        Development    Other Expense       Total
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Gases                         $  10.3                $   26.9              $   .8         $   54.2         $   92.2
-------------------------------------------------------------------------------------------------------------------
Chemicals                         9.5                     5.8                 1.1             41.7             58.1
-------------------------------------------------------------------------------------------------------------------
Equipment                          .8                     1.4                  .2               --              2.4
-------------------------------------------------------------------------------------------------------------------
Total                         $  20.6                $   34.1              $  2.1          $  95.9         $  152.7
-------------------------------------------------------------------------------------------------------------------

Results for the remainder of 2003 and beyond will benefit from the 2003 global cost reduction plan. Cost savings of $3 are expected in the fourth quarter of 2003. Cost savings of $38 are expected in 2004. Beyond 2004, the company expects the 2003 global cost reduction plan to provide annualized incremental cost savings of $59, of which the majority is related to reduced personnel costs.

The following tables summarize changes to the carrying amount of the accrual for the 2003 global cost reduction plan for the three and nine months ended 30 June 2003 by cost categories and segments:

                                                   Pension and          Asset
   Cost Categories                Severance          Medical          Impairment       Other (1)         Total
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Provision-2003 Plan               $   42.3          $   14.5           $   90.1        $    5.8         $ 152.7
---------------------------------------------------------------------------------------------------------------
Noncash expenses                       --              (14.5)             (90.1)             --          (104.6)
---------------------------------------------------------------------------------------------------------------
Cash expenditures                     (1.2)               --                 --             (.5)           (1.7)
---------------------------------------------------------------------------------------------------------------
Balance at 30 June 2003           $   41.1          $     --           $     --        $    5.3         $  46.4
---------------------------------------------------------------------------------------------------------------

     Segments                      Gases          Chemicals    Equipment         Total
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Provision-2003 Plan               $   92.2         $ 58.1       $   2.4        $   152.7
----------------------------------------------------------------------------------------
Noncash expenses                     (64.6)         (39.7)          (.3)          (104.6)
----------------------------------------------------------------------------------------
Cash expenditures                     (1.5)           (.2)           --             (1.7)
----------------------------------------------------------------------------------------
Balance at 30 June 2003           $   26.1         $ 18.2       $   2.1        $    46.4
----------------------------------------------------------------------------------------

(1) Expenses related to facility closures are included in the other category.

2002 GLOBAL COST REDUCTION PLAN

The results for the nine months ended 30 June 2002 included an expense of $30.8 ($18.9 after-tax, or $.09 per share) for a global cost reduction plan (2002
Plan) including U.S. packaged gas divestiture related reductions. The plan included 333 position eliminations, resulting in an expense of $27.1 for severance and pension related benefits. An expense of $3.7 was recognized for asset impairments related to the planned sale or closure of two small chemicals facilities. The restructuring expenses included in cost of sales, selling and administrative, research and development, and other expense were $13.4, $14.1, $.4, and $2.9, respectively. This cost reduction plan was completed as expected in March 2003.

ACQUISITIONS

On 30 June 2003, the company announced it had signed a definitive agreement to acquire the Electronic Chemicals business of Ashland Specialty Chemical Company, a division of Ashland Inc., in a cash transaction valued at approximately $300. Honeywell International Inc. has filed a lawsuit in the Delaware
Chancery Court in New Castle County, Delaware seeking to block the acquisition alleging the acquisition would cause a breach of an agreement between a Honeywell joint venture and the company. Ashland's Electronic Chemicals business is a leading global electronic service provider and supplier of ultrapure specialty chemicals used by the electronics industry to make semiconductor devices.

Acquisitions for the nine months ended 30 June 2003, totaling $234.2, included American Homecare Supply, LLC (AHS), additional small homecare businesses, and Sanwa Chemical Industry Co., Ltd. The principal acquisition of the company was AHS in October 2002, for $166. AHS is a homecare market leader throughout the northeastern United States.

In July 2002, the company purchased an additional 22% of the outstanding shares of San Fu Chemical Company, Ltd. (San Fu), increasing the company's ownership interest from 48% to 70%. As of 30 June 2002, the company accounted for its investment in San Fu using the equity method. With this acquisition, the company obtained control and began to consolidate this investment.

The acquisitions in 2003 and the San Fu acquisition in 2002 contributed $290 and $47 to sales and operating income, respectively, for the nine months ended 30 June 2003.

DIVESTITURES

On 28 February 2002, the company completed the sale of the majority of its U.S. packaged gas business, excluding the electronic gases and magnetic resonance imaging related helium operations, to Airgas, Inc. (Airgas). The company also sold its packaged gas operations in the Carolinas and in Southern Virginia to National Welders Supply Company, Inc., a joint venture between Airgas and the Turner family of Charlotte, N.C. For the five months ended 28 February 2002, the assets sold generated revenues of approximately $100 with a modest contribution to operating income. The proceeds from these transactions were $254.5. The results for the nine months ended 30 June 2002 included a gain of $55.7 ($25.7 after-tax, or $.12 per share).

On 1 April 2003, the company completed the sale of the majority of its Canadian packaged gas business to the BOC Group for approximately $40.

EQUITY AFFILIATES' INCOME

Income from equity affiliates for the nine months ended 30 June 2003 included $14 for adjustments related to divestitures recorded in prior periods. $8 is included in Other equity affiliates and $6 is included in Gases equity affiliates.

GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2003, are as follows:

                                            Gases       Chemicals      Equipment      Total
                                          ---------     ---------      ---------    ---------
Balance as of 30 September 2002           $   332.1      $  89.6       $    9.4     $   431.1
Acquisitions and adjustments                  146.5           --             --         146.5
Disposals                                      (9.7)          --             --          (9.7)
Currency translation and other                 38.5          3.7             .1          42.3
                                          ---------     --------       --------     ---------
Balance as of 30 June 2003                $   507.4      $  93.3       $    9.5     $   610.2
                                          ---------     --------       --------     ---------

The increase in goodwill was principally due to the acquisition of AHS. The disposal of goodwill relates to the divestiture of the Canadian packaged gas business.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                    Three Months Ended          Nine Months Ended
                                                         30 June                    30 June
                                                    2003          2002           2003         2002
                                                   -------------------------------------------------
NUMERATOR
Used in basic and diluted EPS
  Income before cumulative effect of
     accounting change                             $ 26.6       $ 141.3         $  268.9     $ 381.1
  Cumulative effect of accounting change               --            --             (2.9)         --
                                                   ------       -------         --------     -------
  Net income                                       $ 26.6       $ 141.3         $  266.0     $ 381.1
                                                   ------       -------         --------     -------
DENOMINATOR (in millions)
Weighted average number of common shares used
  in basic EPS                                      219.7         218.0            219.3       216.8
Effect of dilutive securities
  Employee stock options                              3.2           5.9              3.2         5.2
  Other award plans                                    .4            .8               .4          .7
                                                   ------       -------         --------     -------
                                                      3.6           6.7              3.6         5.9
                                                   ------       -------         --------     -------
Weighted average number of common shares and
  dilutive potential common shares used in
  diluted EPS                                       223.3         224.7            222.9       222.7
                                                   ------       -------         --------     -------
BASIC EPS
Income before cumulative effect of accounting
  change                                           $  .12       $   .65         $   1.23     $  1.76
Cumulative effect of accounting change                 --            --             (.02)         --
                                                   ------       -------         --------     -------
Net income                                         $  .12       $   .65         $   1.21     $  1.76
                                                   ------       -------         --------     -------
DILUTED EPS
Income before cumulative effect of accounting
  change                                           $  .12       $   .63         $   1.21     $  1.71
Cumulative effect of accounting change                 --            --             (.02)         --
                                                   ------       -------         --------     -------
Net income                                         $  .12       $   .63         $   1.19     $  1.71
                                                   ------       -------         --------     -------

Options on 4.7 million and 8.4 million shares of common stock were not included in computing diluted earnings per share for the third quarter and second quarter of 2003, respectively, because their effects were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THIRD QUARTER FISCAL 2003 VS. THIRD QUARTER FISCAL 2002

All comparisons are to the corresponding period in the prior year unless otherwise stated.

(MILLIONS OF DOLLARS, EXCEPT PER SHARE)

RESULTS OF OPERATIONS

CONSOLIDATED

Sales of $1,629.9 increased 19%, or $255.9. The effects of acquisitions and divestitures, favorable currency effects, and higher natural gas cost pass-through accounted for 16% of the increase. Higher gases and chemicals volumes primarily drove the remaining underlying revenue increase of 3%.

Operating income of $40.0 included an expense of $152.7 for the 2003 global cost reduction plan. Refer to the 2003 Global Cost Reduction Plan discussion in the Notes to the consolidated financial statements on page 12. Operating income in the prior year was $215.1. The 2003 results were unfavorably impacted by higher raw materials and energy costs, higher operating costs in Gases, lower electronics specialty material pricing, and higher pension and SAP implementation expenses. Favorable factors were higher gases volumes, the contribution of acquisitions and currency effects.

Income from equity affiliates of $20.0 increased 13%, or $2.3. This increase was primarily due to improved results within the Gases segment for its Italian and Asian affiliates and favorable currency effects, partially offset by the consolidation of San Fu Gas Company, Ltd. (San Fu).

Net income was $26.6, or $.12 diluted earnings per share, which included an expense for the 2003 global cost reduction plan of $96.6, or $.43 diluted earnings per share. Net income in the prior year was $141.3, or $.63 diluted earnings per share.

GASES

Sales of $1,138.1 increased 24%, or $222.4. The effects of acquisitions, favorable currency effects, and higher natural gas cost pass-through accounted for 22% of the increase. Higher gases volumes, principally in the Chemicals Process Industries (CPI) Division and in Asian merchant gases, drove the remaining underlying revenue increase of 2%. Higher worldwide liquid bulk pricing was more than offset by lower electronics specialty material pricing. Excluding the impact of the acquisition of San Fu, electronics sales declined approximately 1%.

On-site and pipeline volumes in CPI were up 5%. Liquid bulk volumes declined 8% in North America and 5% in Europe. Liquid bulk volumes were strong in Asia, up 7%.

On average, prices for liquid oxygen and liquid nitrogen (LOX/LIN) in North America increased 2%. Although underlying prices for LOX/LIN increased 3%, a negative 1% year-on-year surcharge variance resulted in the average price increase of 2%. LOX/LIN pricing in Europe was up 6%.

 Operating income of $79.2 declined $87.5. The results included an expense of $92.2 for the 2003 global cost reduction plan. Results were favorably impacted by the contribution of acquisitions and favorable currency effects, partially offset by higher operating costs and higher pension and SAP implementation expenses. Higher worldwide liquid bulk pricing was more than offset by lower electronics specialty material pricing.

Gases equity affiliates' income of $16.5 increased 15%, or $2.1. The increase was due primarily to improved results for the Italian and Asian affiliates and favorable currency effects, partially offset by the San Fu consolidation effect.

CHEMICALS

Sales of $421.2 increased 9%, or $35.8. The effects of currency and natural gas cost pass-through accounted for 5% of the increase. The overall volume index increased 1%. In Chemical Intermediates, volumes increased 13%, led by strong polyurethane intermediates volumes, given the improved fundamentals in the polyurethane foam end market. In Performance Materials, volumes were down 5%, primarily in emulsions.

Operating loss of $(29.2) included an expense of $58.1 for the 2003 global cost reduction plan. In comparison to operating income of $47.9 in the prior year, results were unfavorably impacted by higher raw material and energy costs and weaker emulsions volumes. These factors more than offset the favorable impact from improved volumes in polyurethane intermediates and higher amines along with favorable currency effects.

Chemicals equity affiliates' income of $3.6 increased 6%, or $.2 primarily from favorable currency effects. Chemicals equity affiliates' income consists primarily of a global polymer joint venture.

EQUIPMENT

Sales of $70.6 decreased 3%, or $2.3. Operating loss of $(0.6) decreased $6.3. The results included an expense of $2.4 for the 2003 global cost reduction plan. Operating income was down due to lower helium container sales and weaker non-liquefied natural gas (LNG) project activity.

The sales backlog for the Equipment segment at 30 June 2003 was $296.5 compared to $145.7 at 30 June 2002 and $114.2 at 30 September 2002. The sales backlog includes an air separation order received in the second quarter for a gas-to-liquids project in Qatar. The sales backlog increased in the third quarter from the addition of an air separation order for the Saudi Basic Industries Corporation's Yanbu petrochemical complex. Three LNG heat exchangers are included in the sales backlog.

ALL OTHER

All other principally comprises corporate research and development expense and unallocated corporate expenses and income. Operating loss of $9.4 increased $4.2, primarily due to the recognition of foreign exchange gains in the prior year.

ANALYSIS OF OTHER ITEMS

OTHER (INCOME) EXPENSE, NET

Other expense of $89.0 increased $111.6 from other income of $22.6 in the prior year. The portion of the 2003 global cost reduction plan recorded to other expense totaled $95.9. Results in 2002 included favorable impacts from the sale of investments, insurance settlements and foreign exchange gains.

SELLING AND ADMINISTRATIVE EXPENSE (S&A)

S&A expense of $243.4 increased 41%, or $70.5. The portion of the 2003 global cost reduction plan recorded to S&A totaled $34.1. The effects of acquisitions, divestitures and currency accounted for a 17% increase. In addition, S&A increased due to SAP implementation expense, higher pension expense, and increased spending on growth initiatives.

INTEREST EXPENSE

Interest expense of $32.5 increased 18%, or $5.0. This increase resulted from the impact of a weaker U.S. dollar on the translation of foreign currency interest and lower capitalized interest, partially offset by lower average interest rates.

INCOME TAXES

The effective tax rates exclude minority interest. In the third quarter of 2003, the effective tax rate was (12.2%) compared to 30.0% in the prior year.

The company's income tax expense is equal to taxes computed at statutory rates, based on book taxable income, reduced by tax credits and adjustments. For the three months ended 30 June 2003, the tax credits and adjustments exceeded the tax computed at statutory rates resulting in a net tax benefit. Book taxable income was at a relatively low level due to the 2003 global cost reduction plan expense.

               NINE MONTHS FISCAL 2003 VS. NINE MONTHS FISCAL 2002

All comparisons are to the corresponding period in the prior year unless otherwise stated.

(MILLIONS OF DOLLARS, EXCEPT PER SHARE)

RESULTS OF OPERATIONS

CONSOLIDATED

Sales of $4,655.0 increased 16%, or $651.8. The effects of higher natural gas cost pass-through, favorable currency effects, and acquisitions, net of divestitures, accounted for 13% of the increase. The remaining underlying revenue increase of 3% was driven by higher worldwide gases volumes.

Operating income of $415.5 included an expense of $152.7 for the 2003 global cost reduction plan. Prior year operating income of $554.1 included an expense of $30.8 for the 2002 global cost reduction plan. Favorable operating income variances resulted from higher gases volumes, the contribution of acquisitions, currency effects, and lower incentive compensation costs. More than offsetting these favorable impacts were higher raw materials and energy costs, higher pension and SAP implementation expenses, higher maintenance and operating costs, and lower electronics specialty material pricing.

Income from equity affiliates of $58.3 increased $1.9 from the prior year. Favorable adjustments were recorded in the first quarter of 2003 related to prior period divestitures, partially offset by the impact of consolidating San Fu and a one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year.

Net income was $266.0, or $1.19 diluted earnings per share, compared to net income of $381.1, or $1.71 diluted earnings per share. Income before the cumulative effect of an accounting change related to the company's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," was $268.9, or $1.23 diluted earnings per share in 2003. Current year results included an expense for the 2003 global cost reduction plan ($96.6, or $.43 per share). Prior year results included a gain on the sale of the U.S. packaged gas business ($25.7, or $.12 per share) and an expense for a global cost reduction plan ($18.9, or $.09 per share).

GASES

Sales of $3,293.4 increased 22%, or $586.8. The effects of acquisitions, higher natural gas cost pass-through, and favorable currency effects accounted for 17% of the increase. Higher worldwide gases volumes drove the remaining underlying revenue increase of 5%. Excluding the impact of the acquisition of San Fu, electronics sales increased about 8%.

On-site and pipeline volumes in the Chemicals Process Industries (CPI) Division were up 6%. Liquid bulk volumes in North America declined 4% while liquid bulk volumes increased 2% in Europe. Liquid bulk volumes were strong in Asia, up 16%.

On average, prices for LOX/LIN in North America were down 1%. A negative 3% year-on-year surcharge variance more than offset the underlying price increases. LOX/LIN pricing in Europe increased by 2%.

 Operating income of $402.6 decreased 9%, or $38.6. Operating income included an expense of $92.2 for the 2003 global cost reduction plan as compared to the prior year, which included an expense of $26.2 for the 2002 global cost reduction plan. Operating income was favorably impacted by increased gases volumes, currency effects, acquisitions net of divestitures, and lower incentive compensation costs. Partially offsetting these gains were higher raw materials and energy, higher operating costs, higher pension and SAP implementation expenses, and lower electronics specialty material pricing.

Gases equity affiliates' income of $43.1 decreased by 7%, or $3.4. The decrease was due primarily to the consolidation of San Fu and the one-time tax benefit related to an asset revaluation of an Italian affiliate recorded in the prior year, offset to some extent by favorable adjustments to customary post-sale liabilities associated with two divested cogeneration plant investments and the impact of currency effects.

CHEMICALS

Sales of $1,173.5 increased 7%, or $81.0. The effects of currency and natural gas cost pass-through accounted for 5% of the increase. The overall volume index increased 1%. In Chemical Intermediates, volumes increased 6%, led by polyurethane intermediates. In Performance Materials, volumes were down 1%, especially in emulsions.

Operating income of $37.6 included an expense of $58.1 for the 2003 global cost reduction plan. Prior year operating income of $130.4 included a $4.6 expense for the 2002 global cost reduction plan. The decline in operating income was driven by the global cost reduction plan expenses, higher raw material and energy costs and weaker volumes in emulsions. This decline was partially offset by favorable currency effects and improved volumes in polyurethane intermediates.

Chemicals equity affiliates' income was $6.9 compared to $8.5 in the prior year. Chemicals equity affiliates' income consists primarily of a global polymer joint venture.

A long-term supplier of sulfuric acid, which is used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection on 9 June 2003. To facilitate the supplier's ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier's financing. The company does not expect a material loss related to this supplier or from the supplier's inability to continue operations.

EQUIPMENT

Sales of $188.1 decreased 8%, or $16.0. Operating income of $6.5 decreased $5.2. The results included an expense of $2.4 for the 2003 global cost reduction plan. Operating income was down due to lower helium container sales and weaker non-LNG project activity.

ALL OTHER

All other principally comprises corporate research and development expense and unallocated corporate expenses and income. Operating loss of $31.2 increased $2.0 primarily due to variances in foreign exchange gains and losses.

EQUITY AFFILIATES' INCOME - OTHER

Equity affiliates' income of $8.3 represents a favorable adjustment to a customary post-sale liability associated with a divested business not associated with any of the company's current segments.

ANALYSIS OF OTHER ITEMS

OTHER (INCOME) EXPENSE, NET

Other expense of $73.5 increased $102.2 from other income of $28.7 in the prior year. The portion of the 2003 global cost reduction plan recorded to other expense totaled $95.9 as compared to a 2002 global cost reduction plan expense of $2.9. Results in 2002 included favorable impacts from the sale of investments, insurance settlements and foreign exchange gains.

SELLING AND ADMINISTRATIVE EXPENSE (S&A)

S&A expense of $638.1 increased 20%, or $106.8. The portion of the 2003 global cost reduction plan recorded to S&A totaled $34.1 as compared to a 2002 global cost reduction plan expense of $14.1 in the prior year. The effects of acquisitions, divestitures and currency, accounted for a 12% increase. In addition, S&A increased due to SAP implementation expense, higher pension expense, and increased spending on growth initiatives.

INTEREST EXPENSE

Interest expense of $92.8 decreased 1%, or $.8. This decrease resulted from lower average interest rates and a lower average debt balance excluding currency effects, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest and lower capitalized interest.

INCOME TAXES

The effective tax rates exclude minority interest. For the first nine months of 2003, the effective tax rate was 27.3% compared to 32.0% in the prior year. The effective tax rate was lower in 2003 due to higher expense associated with the global cost reduction plans in Quarter 3 with similar levels of offsetting credits and adjustments to Quarters 1 and 2. Nondeductible costs included in the sale of the U.S. packaged gas business in 2002. Book taxable income was at a relatively low level in 2003 due to the global cost reduction plan expense.

2003 OUTLOOK

Economic growth was slower than expected in the first nine months of 2003. While most forecasts expect a recovery in U.S. manufacturing activity levels, the timing and strength of a recovery remains very hard to predict. We remain cautious expecting continued modest growth in U.S. manufacturing. Weak economic activity continues in Europe.

Electronics markets have improved. The current outlook for electronics assumes about a 5% sequential improvement in silicon processed by the semiconductor industry.

Energy and raw material costs this year were higher than originally anticipated and have impacted our Chemicals segment and to a lesser extent, Gases. Within the Chemicals segment, the cost volatility of energy and raw materials impacts the U.S. methylamines business which uses natural gas and the emulsions business which uses vinyl acetate monomer (VAM). Despite recent declines, we expect natural gas pricing will stay at levels above last year. While VAM prices have increased several cents per pound so far this year, we expect the price to stabilize going forward. A modest sequential improvement in Chemicals margins is expected.

We expect to see continued weakness in the Equipment segment.

In the fourth quarter of 2003, we expect results similar to the third quarter for the corporate and other segment, equity affiliates' income and interest expense.

The company continues its portfolio management actions and continues to look for ways to lower its cost structure and improve its competitive position. In the third quarter, management announced a global cost reduction plan, which resulted in an after-tax expense of $96.6, or $.43 per share. These actions will reduce the company's overall cost structure and improve margins and returns in the future. For the fourth quarter of 2003, cost savings of $3 are expected.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The company's cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

                                                        Nine Months Ended
                                                            30 June
                                                      2003              2002
                                                   ---------         ---------
Cash provided by (used for):
         Operating activities                      $   730.5         $   724.7
         Investing activities                        ( 580.9)           (215.3)
         Financing activities                        ( 273.4)           (393.5)
Effect of exchange rate changes on cash                 11.4               3.7
                                                   ---------         ---------
(Decrease) increase in cash and cash items         $  (112.4)        $   119.6
                                                   ---------         ---------

OPERATING ACTIVITIES

Net cash provided by operating activities increased $5.8, or 1%. Before working capital changes, the contribution of net income adjusted for non-cash items to cash provided by operating activities was up $123.7. Net income decreased by $115.1. Non-cash adjustments favorably contributing to the change in cash provided by operating activities included depreciation expense, impairment of long-lived assets, deferred income taxes, and the gain on the sale of assets and investments. The increase in depreciation expense of $53.2 was due principally to currency effects and acquisitions. The expenses for the impairment of long-lived assets increased $88.0 principally due to the 2003 global cost reduction plan. The $30.0 increase in deferred income taxes resulted from higher temporary differences associated primarily with pension plan funding. The gain on the sale of assets and investments was higher in 2002 by $57.4 principally due to the sale of the U.S. packaged gas business in 2002. Additionally, cash provided by operating activities in 2003 benefited from higher dividend payments from equity affiliates. These favorable impacts were virtually offset by an increased usage of cash for working capital in 2003. The increase in accounts receivable was primarily due to the impact of natural gas cost pass-through. Inventories increased as a result of higher energy and raw material costs. Payables and accrued liabilities increased primarily due to expenses for the 2003 global cost reduction plan. The Other working capital use of cash increased due to lower accrued income taxes during 2003 due to higher temporary differences.

INVESTING ACTIVITIES

Cash used for investing activities increased $365.6 due primarily to acquisitions in 2003 and lower proceeds from sale of assets and investments. For the nine months ended 30 June 2003, acquisitions totaling $234.2 included American Homecare Supply, LLC. (AHS), additional small homecare businesses, and Sanwa Chemical Industry Co., Ltd. The principal acquisition of the company was AHS in October 2002, for $166. Proceeds from the sale of assets and investments declined $184.2 from the prior year. The company sold its Canadian packaged gas business in April 2003 for proceeds of $41.2. In 2002, the company sold the majority of its U.S. packaged gas business for proceeds of $254.5.

Capital expenditures are detailed in the following table:

                                                     Nine Months Ended
                                                          30 June
                                                     2003          2002
                                                   ---------     --------
Additions to plant and equipment                   $   440.0     $  459.8
Investments in and advances to                           6.1         35.2
   unconsolidated affiliates
Acquisitions                                           234.2         10.3
Long-term debt assumed in acquisitions                   4.0           --
Capital leases                                           8.2          2.7
                                                   ---------     --------
                                                   $   692.5     $  508.0
                                                   ---------     --------

Capital expenditures for new plant and equipment are expected to be approximately $600 in 2003. In addition, the company intends to continue to pursue acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded with cash from operations, proceeds from asset sales, and proceeds from debt issuance.

FINANCING ACTIVITIES

Cash used for financing activities declined $120.1, primarily due to lower short-term debt repayments.

Total debt at 30 June 2003 and 30 September 2002, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 37% and 40%, respectively. Total debt decreased from $2,385.0 at 30 September 2002 to $2,368.3 at 30 June 2003.

The company's total revolving credit commitments amounted to $600.0 at 30 June 2003. No borrowings were outstanding under these commitments. Additional commitments totaling $67.4 are maintained by the company's foreign subsidiaries, of which $11.5 was utilized at 30 June 2003.

The estimated fair value of the company's long-term debt, including current portion, as of 30 June 2003 is $2,527.6 compared to a book value of $2,344.2.

PENSION FUNDING

For the nine months ended 30 June 2003 and 2002, the company contributed $50.8 and $38.1, respectively, to the pension plans. Cash contributions are estimated to be approximately $60 in 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments such as debt and residual value guarantees. There have been no material changes to Contractual Obligations and Commercial Commitments as reflected in the Management's Discussion & Analysis in the company's 2002 annual report on Form 10-K. Refer to Notes 11 and 12 to the consolidated financial statements in the company's 2002 annual report on Form 10-K for additional information on long-term debt and leases and Note 18 for information on commitments and contingencies.

Information on the company's obligations under its various retirement plans, including amounts recognized in the balance sheet, is reported in Note 17 (Pension and Other Postretirement Benefits) to the consolidated financial statements in the company's 2002 annual report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The company's off-balance sheet arrangements include certain guarantee agreements and the sale and leaseback of U.S. cryogenic vessel equipment with a third party. The company's guarantee agreements are discussed in the Notes to the consolidated financial statements under Guarantees and Warranties. Information on the sale and leaseback of U.S. cryogenic vessel equipment is contained in Note 12 to the consolidated financial statements in the company's 2002 annual report on Form 10-K. The company has not entered into any agreements under which the company has an obligation arising out of a variable interest entity. The company's off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. During 2002 and the nine months ended 30 June 2003, the company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with clearly independent parties.

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

The net financial instrument position of the company increased from $2,363.0 at 30 September 2002 to $2,571.5 at 30 June 2003 primarily due to the impact of a weaker U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts and the impact of lower global interest rates on the market value of fixed rate debt.

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

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management's Discussion and Analysis included in the 2002 annual report on Form 10-K. Information concerning the company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. There have been no other changes in accounting policy in the current period that had a material impact on the company's financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING STANDARDS

In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and the Emerging Issues Task Force
(EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." In January 2003, the FASB published Interpretation No. 46, "Consolidation of Variable Interest Entities." In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and Equity." In May 2003, the FASB ratified the EITF consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." See the notes to the consolidated financial statements for information concerning the company's implementation and impact of these new standards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Market Risks and Sensitivity Analysis on page 26 of Item 2 on Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company's management conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits required by Item 601 of Regulation S-K

        12.       Computation of Ratios of Earnings to Fixed Charges.

        31.1. Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2. Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32. Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K

        During the quarter ended 30 June 2003, the registrant filed Current Reports on Form 8-K dated 8 April 2003, in which Item 5 was reported, and 24 April 2003, in which Item 9 was reported.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Air Products and Chemicals, Inc.
                                   -------------------------------
                                            (Registrant)

Date: 13 August 2003           By: /s/ John R. Owings
                                   ------------------------------------------
                                                 John R. Owings
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

12.      Computation of Ratios of Earnings to Fixed Charges.

31.1. Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.