Form 10-Q
period 2003-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2004-02-12
CIK 2969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended 31 December 2003

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

                                 Not Applicable
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at 6 February 2004
--------------------------                 ------------------------------
Common Stock, $1 par value                          227,275,870

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets -
     31 December 2003 and 30 September 2003..............................................................          3
   Consolidated Income Statements -
     Three Months Ended 31 December 2003 and 2002........................................................          4
   Consolidated Comprehensive Income Statements -
     Three Months Ended 31 December 2003 and 2002........................................................          5
   Consolidated Statements of Cash Flows -
     Three Months Ended 31 December 2003 and 2002........................................................          6
   Summary by Business Segments -
     Three Months Ended 31 December 2003 and 2002........................................................          7
   Summary by Geographic Regions -
     Three Months Ended 31 December 2003 and 2002........................................................          8
   Notes to Consolidated Financial Statements............................................................          9
Item 2.  Management's Discussion and Analysis of Financial Condition  and Results of Operations..........         13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................         24
Item 4.  Controls and Procedures.........................................................................         24

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................         25
Signatures...............................................................................................         26
Exhibit Index............................................................................................         27

BASIS OF PRESENTATION:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the "company" or "registrant") included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K in order to fully understand the basis of presentation.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2004 Outlook included on page 20 of Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 23.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share and per share)

                                                                                 31 December 2003
                                                                                    (Unaudited)     30 September 2003
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash items                                                                 $      92.9         $      76.2
Trade receivables, less allowances for doubtful accounts                                1,260.4             1,188.5
Inventories                                                                               502.4               483.1
Contracts in progress, less progress billings                                              45.1                82.8
Other current assets                                                                      313.9               237.3
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    2,214.7             2,067.9
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES                            585.0               553.5
PLANT AND EQUIPMENT, at cost                                                           12,045.3            11,723.2
Less accumulated depreciation                                                           6,324.2             6,086.1
-------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, net                                                                5,721.1             5,637.1
-------------------------------------------------------------------------------------------------------------------
GOODWILL                                                                                  778.5               725.8
INTANGIBLE ASSETS, net                                                                    103.1               104.1
OTHER NONCURRENT ASSETS                                                                   384.2               343.5
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $   9,786.6         $   9,431.9
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Payables and accrued liabilities                                                    $   1,146.2         $   1,123.5
Accrued income taxes                                                                       96.5               115.6
Short-term borrowings                                                                      97.0               165.7
Current portion of long-term debt                                                         101.7               176.4
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               1,441.4             1,581.2
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          2,373.7             2,168.6
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES                                          1,079.4             1,005.9
DEFERRED INCOME TAXES                                                                     713.8               705.6
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       5,608.3             5,461.3
-------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                                 195.8               188.1
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (par value $1 per share, issued 2004 and 2003-249,455,584 shares)            249.4               249.4
Capital in excess of par value                                                            520.8               493.9
Retained earnings                                                                       4,597.1             4,516.6
Accumulated other comprehensive income (loss)                                            (511.8)             (567.2)
Treasury stock, at cost (2004 - 22,179,714 shares; 2003 - 22,189,714 shares)             (765.7)             (766.1)
Shares in trust (2004 - 4,322,362 shares; 2003 - 5,842,391 shares)                       (107.3)             (144.1)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                              3,982.5             3,782.5
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   9,786.6         $   9,431.9
===================================================================================================================

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

(Millions of dollars, except per share)

                                                           Three Months Ended
                                                               31 December
                                                           2003            2002
-----------------------------------------------------------------------------------
SALES                                                  $   1,684.9     $    1,447.0
COSTS AND EXPENSES
Cost of sales                                              1,230.2          1,033.0
Selling and administrative                                   231.4            193.3
Research and development                                      30.0             30.0
Other (income) expense, net                                   (5.5)            (3.3)
-----------------------------------------------------------------------------------
OPERATING INCOME                                             198.8            194.0
Equity affiliates' income                                     19.6             28.3
Interest expense                                              30.9             31.7
-----------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                    187.5            190.6
Income taxes                                                  51.3             55.1
Minority interest (a)                                          4.4              6.8
-----------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING                131.8            128.7
    CHANGE
Cumulative effect of accounting change                          --             (2.9)
-----------------------------------------------------------------------------------
NET INCOME                                             $     131.8     $      125.8
===================================================================================
BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting          $       .59     $        .59
    change
Cumulative effect of accounting change                          --             (.02)
-----------------------------------------------------------------------------------
Net Income                                             $       .59     $        .57
-----------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting          $       .58     $        .58
    change
Cumulative effect of accounting change                          --             (.02)
-----------------------------------------------------------------------------------
Net Income                                             $       .58     $        .56
-----------------------------------------------------------------------------------
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in            221.9            218.8
    millions)
-----------------------------------------------------------------------------------
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                227.0            223.0
    ASSUMING DILUTION (in millions)
-----------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE - Cash             $       .23     $        .21
-----------------------------------------------------------------------------------

(a) Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

(Millions of dollars)

                                                                                              Three Months Ended
                                                                                                  31 December
                                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $131.8            $125.8
-------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Unrealized (losses) gains on investments:
   Unrealized holding (losses) gains arising during the period                                 .1               1.4
   Less reclassification adjustment for gains included in net income                           --                --
-------------------------------------------------------------------------------------------------------------------
Net unrealized holding (losses) gains on investments                                           .1               1.4
Net (loss) gain on derivatives                                                               (1.1)              (.5)
Translation adjustments                                                                      56.4              41.8
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax                                          55.4              42.7
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                       $187.2            $168.5
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Millions of dollars)

                                                                                      Three Months Ended
                                                                                          31 December
                                                                                    2003                2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                     $ 131.8             $  125.8
  Adjustments to reconcile income to cash provided by operating activities:
   Depreciation                                                                    170.4                156.0
   Deferred income taxes                                                            23.0                 (4.8)
   Undistributed earnings of unconsolidated affiliates                             (12.0)                (2.3)
   (Gain) Loss on sale of assets and investments                                    (1.2)                 2.1
   Other                                                                            23.5                  7.3
                                                                                  ---------------------------
      Subtotal                                                                     335.5                284.1
  Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
   Trade receivables                                                               (32.8)                 8.3
   Inventories and contracts in progress                                            (4.0)               (11.8)
   Payables and accrued liabilities                                                 (8.1)               (68.5)
   Other                                                                           (84.9)                51.1
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                              205.7                263.2
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to plant and equipment (a)                                            (152.3)              (166.9)
  Investment in and advances to unconsolidated affiliates                           (2.2)                (1.4)
  Acquisitions, less cash acquired                                                 (25.9)              (182.2)
  Proceeds from sale of assets and investments                                       7.6                  9.2
  Other                                                                               .6                  3.0
-------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                (172.2)              (338.3)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Long-term debt proceeds                                                          146.7                 44.2
  Payments on long-term debt                                                       (97.5)               (20.6)
  Net decrease in commercial paper and other short-term borrowings                 (73.0)               (67.4)
  Dividends paid to shareholders                                                   (50.9)               (45.9)
  Issuance of stock for options and award plans                                     54.1                 11.1
-------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                                                 (20.6)               (78.6)
-------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate Changes on Cash                                            3.8                  4.8
-------------------------------------------------------------------------------------------------------------
  Increase (Decrease) in Cash and Cash Items                                        16.7               (148.9)
  Cash and Cash Items - Beginning of Year                                           76.2                253.7
-------------------------------------------------------------------------------------------------------------
  Cash and Cash Items - End of Period                                            $  92.9             $  104.8
-------------------------------------------------------------------------------------------------------------

(a) Excludes capital lease additions of $.7 and $.9 for the three months ended 31 December 2003 and 2002, respectively.

The accompanying notes are an integral part of these statements.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY BUSINESS SEGMENTS
                                   (UNAUDITED)

(Millions of dollars)

                                                 Three Months Ended
                                                     31 December
                                                  2003          2002
-----------------------------------------------------------------------

Revenues from external customers
  Gases                                       $  1,203.5     $  1,025.8
  Chemicals                                        410.1          353.8
  Equipment                                         71.3           67.4
-----------------------------------------------------------------------
  Segment Totals                                 1,684.9        1,447.0
-----------------------------------------------------------------------
  Consolidated Totals                         $  1,684.9     $  1,447.0
-----------------------------------------------------------------------

Operating income
  Gases                                       $    182.3     $    168.0
  Chemicals                                         24.5           33.1
  Equipment                                          (.3)           4.1
-----------------------------------------------------------------------
  Segment Totals                                   206.5          205.2
-----------------------------------------------------------------------
  Corporate research and development and            (7.7)         (11.2)
    other income (expense)
-----------------------------------------------------------------------
  Consolidated Totals                         $    198.8     $    194.0
-----------------------------------------------------------------------
Equity affiliates' income
  Gases                                       $     17.7     $     17.2
  Chemicals                                          1.9            2.5
  Equipment                                           --             .3
-----------------------------------------------------------------------
  Segment Totals                                    19.6           20.0
-----------------------------------------------------------------------
  Other                                               --            8.3
-----------------------------------------------------------------------
  Consolidated Totals                         $     19.6     $     28.3
-----------------------------------------------------------------------

(Millions of dollars)

                                    31 December
                                 2003         2002
-----------------------------------------------------
Identifiable assets (a)
  Gases                      $  7,362.6    $  6,424.1
  Chemicals                     1,417.7       1,406.7
  Equipment                       166.7         169.1
-----------------------------------------------------
  Segment Totals                8,947.0       7,999.9
-----------------------------------------------------
  Corporate assets                254.6         176.3
-----------------------------------------------------
  Consolidated Totals        $  9,201.6    $  8,176.2
-----------------------------------------------------

(a) Identifiable assets are equal to total assets less investments in equity affiliates.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (UNAUDITED)

(Millions of dollars)

                                         Three Months Ended
                                             31 December
                                        2003             2002
--------------------------------------------------------------
Revenues from external customers
   United States                      $    943.2    $    819.9
   Canada                                   19.6          27.2
--------------------------------------------------------------
     Total North America                   962.8         847.1
--------------------------------------------------------------
   United Kingdom                          147.4         116.8
   Spain                                   105.0          84.4
   Other Europe                            254.3         206.4
--------------------------------------------------------------
     Total Europe                          506.7         407.6
--------------------------------------------------------------
  Asia                                     171.8         160.4
  Latin America                             43.6          31.8
  All Other                                   --            .1
--------------------------------------------------------------
Total                                 $  1,684.9    $  1,447.0
--------------------------------------------------------------

Note: Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

                AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except per share)

MAJOR ACCOUNTING POLICIES

Refer to the company's 2003 annual report on Form 10-K for a description of major accounting policies.

STOCK-BASED COMPENSATION

At 31 December 2003, the company had various stock-based compensation plans as described in Note 14 to the consolidated financial statements in the company's 2003 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard
(SFAS) No. 123, "Accounting for Stock-Based Compensation," to its stock option plans.

                                                      Three Months Ended
                                                          31 December
                                                      2003          2002
---------------------------------------------------------------------------
Net income, as reported                            $   131.8     $   125.8
Deduct total stock option employee                      (7.5)         (9.4)
   compensation expense determined under fair
   value based method, net of related tax
   effects
--------------------------------------------------------------------------
Pro forma net income                               $   124.3     $   116.4
--------------------------------------------------------------------------
Basic Earnings per Share
   As reported                                     $     .59     $     .57
   Pro forma                                       $     .56     $     .53
--------------------------------------------------------------------------
Diluted Earnings per Share
   As reported                                     $     .58     $     .56
   Pro forma                                       $     .55     $     .52
--------------------------------------------------------------------------

RECLASSIFICATION

The company changed its reporting to now include overhead expenses incurred by the company related to equity affiliates in selling and administrative expense. Previously, expenses related to equity affiliates were reported in the income statement line item for equity affiliates' income, net of related expenses. Equity affiliates' income now includes the company's proportionate share of earnings of the affiliates and the gain or loss on the sale of investments in equity affiliates.

This reclassification impacts the Gases segment. The income statements of the prior periods were adjusted to reflect this reclassification. The impact on consolidated equity affiliates' income and selling and administrative expense for each of the last five years is summarized below.

                                             2003        2002         2001       2000        1999
---------------------------------------------------------------------------------------------------
EQUITY AFFILIATES' INCOME
As Reported                                $   84.4    $   76.2    $   81.2    $   87.6    $   61.5
Expenses Related to Equity Affiliates          10.0        13.8        11.9        12.4        23.6
---------------------------------------------------------------------------------------------------
Reclassified                               $   94.4    $   90.0    $   93.1    $  100.0    $   85.1
---------------------------------------------------------------------------------------------------
SELLING AND ADMINISTRATIVE
As Reported                                $  832.6    $  704.3    $  698.7    $  689.3    $  672.8
Expenses Related to Equity Affiliates          10.0        13.8        11.9        12.4        23.6
---------------------------------------------------------------------------------------------------
Reclassified                               $  842.6    $  718.1    $  710.6    $  701.7    $  696.4
---------------------------------------------------------------------------------------------------

This reclassification for each of the fiscal 2003 quarters is as follows: first quarter - $2.5; second quarter - $2.7; third quarter - $2.7; and fourth quarter
- $2.1.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities," to clarify some of the provisions of Interpretation No. 46. The revision to Interpretation No. 46 does not change the company's determination that the company has no interests in a variable interest entity.

In December 2003, the FASB also issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which added disclosure requirements for defined benefit plans. The annual disclosure requirements are effective for the company's fiscal year ending 2004, and the quarterly disclosure requirements are effective beginning the second quarter of fiscal year 2004. The disclosures provided by the company in its 2003 annual report on Form 10-K complied with most of the annual disclosure requirements of the new Statement. In its 2004 annual report, the company will enhance its disclosure of investment strategies and the basis for determining the long-term rate of return on plan assets assumption. Also, the company will provide information related to the amount and timing of expected future benefit payments. Under SFAS No. 132, companies are also now required to report the various elements of pension benefit costs on a quarterly basis. The company will include the required interim disclosures beginning with the second quarter of 2004.

In January 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act)." This new FSP permits recognition or deferral of the effects of the prescription-drug provisions of the Act in current financial statements. The specific authoritative guidance on accounting for the federal subsidy provision of the Act is pending and the issued guidance could require a change to previously reported information. The impact of the Act on the company's postretirement medical benefits is not material.

FINANCING ACTIVITIES

At 30 September 2003, the company's committed lines of credit totaled $600, maturing in January 2005. During the first quarter of 2004, the company replaced these commitments with a new $700 multicurrency revolving credit facility, maturing in December 2008.

On 9 January 2004, the company filed a Form S-3 Registration Statement with the U.S. Securities and Exchange Commission, which became effective on 26 January 2004. The shelf registration enables the company to issue up to $1 billion of debt and equity securities. The primary use of the proceeds is expected to be to refund long-term debt maturing in 2004 and 2005.

INCENTIVE COMPENSATION COSTS

Operating income for the three months ended 31 December 2002 included a favorable adjustment of $8 for lower than anticipated payments of fiscal year 2002 incentive compensation costs.

EQUITY AFFILIATES' INCOME

Income from equity affiliates for the three months ended 31 December 2002 included $14 for adjustments related to divestitures recorded in prior periods. $8 is included in Other equity affiliates and $6 is included in Gases equity affiliates.

GLOBAL COST REDUCTION PLANS

The following table summarizes changes to the carrying amount of the accrual for the 2003 global cost reduction plan for the three months ended 31 December 2003:

                                Severance   Other (1)    Total
---------------------------------------------------------------
Balance as of 30 September 2003  $  38.6     $  4.1     $  42.7
Cash expenditures                   (6.6)      (1.1)       (7.7)
---------------------------------------------------------------
Balance as of 31 December 2003   $  32.0     $  3.0     $  35.0
---------------------------------------------------------------

(1) Asset impairments and related expenses are included in the other category.

GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2003, are as follows:

                                       Gases    Chemicals  Equipment     Total
-------------------------------------------------------------------------------
Balance as of 30 September 2003      $  619.2    $  96.9    $   9.7    $  725.8
Acquisitions and adjustments             28.1         .5         --        28.6
Currency translation                     21.2        2.5         .4        24.1
-------------------------------------------------------------------------------
Balance as of 31 December 2003       $  668.5    $  99.9    $  10.1    $  778.5
-------------------------------------------------------------------------------

The increase in goodwill from acquisitions was principally due to the acquisition of a small U.S. homecare business in November 2003.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                     Three Months Ended
                                                        31 December
                                                      2003        2002
--------------------------------------------------------------------------
NUMERATOR
Used in basic and diluted EPS
  Income before cumulative effect of
     accounting change                             $   131.8    $   128.7
  Cumulative effect of accounting change                  --         (2.9)
-------------------------------------------------------------------------
  Net income                                       $   131.8    $   125.8
-------------------------------------------------------------------------
DENOMINATOR (in millions)
Weighted average number of common shares used
  in basic EPS                                         221.9        218.8
Effect of dilutive securities
  Employee stock options                                 4.5          3.7
  Other award plans                                       .6           .5
-------------------------------------------------------------------------
                                                         5.1          4.2
-------------------------------------------------------------------------
Weighted average number of common shares and
  dilutive potential common shares used in
  diluted EPS                                          227.0        223.0
-------------------------------------------------------------------------
BASIC EPS
Income before cumulative effect of accounting
  change                                           $     .59    $     .59
Cumulative effect of accounting change                    --         (.02)
-------------------------------------------------------------------------
Net income                                         $     .59    $     .57
-------------------------------------------------------------------------
DILUTED EPS

Income before cumulative effect of accounting
  change                                           $     .58    $     .58

Cumulative effect of accounting change                    --         (.02)
-------------------------------------------------------------------------
Net income                                         $     .58    $     .56
-------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FIRST QUARTER FISCAL 2004 VS. FIRST QUARTER FISCAL 2003

(MILLIONS OF DOLLARS, EXCEPT PER SHARE)

All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2004 OVERVIEW

First quarter sales of $1,685 were up 16% from the prior year due to higher volumes in both Gases and Chemicals, acquisitions, and currency effects. Operating income of $199 was up 2% from the prior year, in spite of higher costs which negatively impacted earnings and operating margins. Pension expense is higher in 2004 due to the lower discount rate and lower long-term asset return assumptions. Higher raw material and energy costs not contractually passed through to customers had a negative impact on Chemicals segment results. Also impacting the comparison, favorable adjustments recognized in the prior year related to incentive compensation costs and equity affiliate divestitures recorded in prior periods. Results benefited from the acquisitions made in 2003 including Ashland Electronic Chemicals, U.S. homecare companies, and Sanwa Chemical Industry Co., Ltd. (Sanwa). During the first quarter of 2004, the company acquired an additional small homecare company.

In 2004, the company will continue to execute its targeted regional growth strategy in the U.S. homecare market. A global cost reduction plan was announced in the third quarter of fiscal 2003 and the company is on track to achieve associated cost savings of $38 in 2004. Going forward, the company will continue to focus on growth markets, capital discipline, improving operating leverage, leading market positions and improving work processes.

An analysis of the first quarter results and an update to the company's outlook for 2004 is provided below. The disclosures in this quarterly report are complementary to those made in the company's 2003 annual report on Form 10-K.

CHANGES IN EARNINGS PER SHARE

                                                                                      INCREASE
                                                             2004        2003        (DECREASE)
----------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                   $.58        $.56          $  .02
---------------------------------------------------------------------------------------------
OPERATING INCOME (AFTER-TAX)
Acquisitions                                                                              .03
Divestitures                                                                               --
Currency                                                                                  .06
Underlying business
    Volume                                                                                .10
    Price/mix                                                                              --
    Costs (excluding pension)                                                            (.08)
    Pension expense                                                                      (.06)
Prior year adjustment - incentive compensation                                           (.03)
---------------------------------------------------------------------------------------------
OPERATING INCOME SUBTOTAL                                                                 .02

OTHER (AFTER-TAX)
Equity affiliates' income                                                                 .01
Prior year adjustment - divestitures of equity affiliates                                (.04)
Interest expense                                                                           --
Effective tax rate                                                                        .02
Cumulative effect of prior year accounting change                                         .02
Average shares outstanding                                                               (.01)
---------------------------------------------------------------------------------------------
OTHER SUBTOTAL                                                                             --
---------------------------------------------------------------------------------------------
TOTAL CHANGE IN EARNINGS PER SHARE                                                     $  .02
---------------------------------------------------------------------------------------------

CONSOLIDATED RESULTS

                                                   2004               2003            % CHANGE
----------------------------------------------------------------------------------------------
SALES                                              $1,684.9            $1,447.0          16%
Cost of sales                                       1,230.2             1,033.0          19%
Selling and administrative                            231.4               193.3          20%
Research and development                               30.0                30.0          --
Other (income) expense, net                            (5.5)               (3.3)         67%
OPERATING INCOME                                      198.8               194.0           2%
Equity affiliates' income                              19.6                28.3         (31%)
Interest expense                                       30.9                31.7          (3%)
Effective tax rate                                     28.0%               30.0%       (2.0%)
NET INCOME                                            131.8               125.8           5%
BASIC EARNINGS PER SHARE                           $    .59            $    .57           4%
DILUTED EARNINGS PER SHARE                         $    .58            $    .56           4%
-------------------------------------------------------------------------------------------

DISCUSSION OF CONSOLIDATED RESULTS

SALES AND OPERATING INCOME

                                             % CHANGE FROM PRIOR YEAR
----------------------------------------------------------------------
                                                            OPERATING
                                             SALES            INCOME
----------------------------------------------------------------------
Acquisitions                                    5%                4%
Divestitures                                   (1%)              (1%)
Currency                                        5%               10%
Natural gas cost pass-through                   1%               --
Underlying business
    Volume                                      6%               16%
    Price/mix                                  --                (1%)
    Costs                                      --               (26%)
-------------------------------------------------------------------
TOTAL CONSOLIDATED CHANGE                      16%                2%
-------------------------------------------------------------------

Sales of $1,684.9 increased 16%, or $237.9. Acquisitions, including U.S. homecare companies, Sanwa, and Ashland Electronic Chemicals in 2003, accounted for 5% of the increase. Favorable currency effects, driven by the strengthening of the Euro, accounted for an additional 5% of the sales growth. Underlying base business growth accounted for 6% of the increase, principally from improved volumes in the Gases and Chemicals businesses as further discussed in the Segment Analysis which follows.

Operating income of $198.8 increased 2%, or $4.8. Consistent with the consolidated sales discussion above, favorable operating income variances resulted from acquisitions for 4%, favorable currency effects for 10%, and higher volumes for 16%. Operating income declined 26% from higher costs, primarily higher pension expense and higher raw material and energy costs in the Chemicals segment. In addition, the prior year included an adjustment for lower than anticipated payments of fiscal year 2002 incentive compensation costs.

EQUITY AFFILIATES' INCOME

Income from equity affiliates of $19.6 decreased $8.7 from the prior year. Current year results, including $2 from favorable currency effects and also higher income from the Asian and Latin American affiliates, partially offset the impact of $14 in favorable adjustments recorded in the first quarter of 2003 related to prior period divestitures.

SELLING AND ADMINISTRATIVE EXPENSE (S&A)

                                            % CHANGE
                                              FROM
                                           PRIOR YEAR
-----------------------------------------------------
Acquisitions                                  10%
Divestitures                                  (1%)
Currency                                       4%
Other costs                                    7%
-----------------------------------------------------
TOTAL S&A CHANGE                              20%
-----------------------------------------------------

S&A expense of $231.4 increased 20%, or $38.1. Acquisitions, including Ashland Electronic Chemicals and the U.S. homecare companies, increased S&A by 10%. Currency effects, driven by the strengthening of the Euro, increased S&A by 4%. Underlying costs increased 7%, primarily due to higher pension expense, the prior year adjustment for lower than anticipated payments of fiscal year 2002 incentive compensation costs, and inflation.

OTHER (INCOME) EXPENSE, NET

Other income of $5.5 was comparable to $3.3 in the prior year.

INTEREST EXPENSE

                                                   2004              2003     % CHANGE
--------------------------------------------------------------------------------------
Interest incurred                                 $32.5             $33.1        (2%)
Less: interest capitalized                          1.6               1.4        14%
--------------------------------------------------------------------------------------
Interest expense                                  $30.9             $31.7        (3%)
--------------------------------------------------------------------------------------

Interest expense of $30.9 was comparable to $31.7 in the prior year.

EFFECTIVE TAX RATE

The effective tax rate equals the income tax provision divided by income before taxes less minority interest.

The effective tax rate was 28% compared to 30%. The lower rate is the result of increased credits and adjustments from the company's ongoing tax planning process, including such items as improved utilization of foreign tax credits, foreign tax holidays, and certain donations that are eligible for tax deductions. Additionally, changes in income mix reduced taxes.

NET INCOME

Net income was $131.8, or $.58 diluted earnings per share, compared to net income of $125.8, or $.56 diluted earnings per share. Prior year net income includes an after-tax transition charge of $2.9, or $.02 diluted earnings per share, which was recorded as the cumulative effect of an accounting change. A summary table of changes in earnings per share is presented on page 14.

SEGMENT ANALYSIS

GASES

                                                 2004              2003       % CHANGE
--------------------------------------------------------------------------------------
Sales                                          $1,203.5          $1,025.8        17%
Operating income                                  182.3             168.0         9%
Equity affiliates' income                          17.7              17.2         3%
--------------------------------------------------------------------------------------

GASES SALES AND OPERATING INCOME

                                             % CHANGE FROM PRIOR YEAR
---------------------------------------------------------------------
                                                            OPERATING
                                             SALES            INCOME
---------------------------------------------------------------------
Acquisitions                                   6%               4%
Divestitures                                  (1%)             (1%)
Currency                                       5%               7%
Natural gas cost pass-through                  1%              --
Underlying business
   Volume                                      6%              17%
   Price/mix                                  --               (3%)
   Costs                                      --              (15%)
---------------------------------------------------------------------
TOTAL GASES CHANGE                            17%               9%
---------------------------------------------------------------------

Sales of $1,203.5 increased 17%, or $177.7. Acquisitions, including U.S. homecare companies and Ashland Electronic Chemicals in 2003, accounted for 6% of the increase. Favorable currency effects, driven primarily by the strengthening of the Euro, accounted for an additional 5% sales increase. Underlying base business sales growth of 6% resulted from improved volumes across the Electronics, Energy and Process Industries (EPI), and Healthcare growth businesses.

Volumes for electronic specialty materials increased, as electronics markets continued to improve, including strong growth in the flat-panel display market. On-site and pipeline volumes in EPI were up 7%, led by stronger oxygen, nitrogen and hydrogen volumes. Hydrogen growth versus the prior year is tracking the ongoing trend for refiners to meet lower sulfur specifications. Liquid bulk volumes in North America declined 1%. The effects of lower food freezing business activity, customer shutdowns and reductions, and conversion of customers to on-site supply more than offset improved distributor sales and general manufacturing improvement. Liquid bulk volumes in Europe declined 4%, with stable liquid nitrogen (LIN) volumes more than offset by conversion of liquid oxygen (LOX) customers to on-site supply and higher prior year argon sales. Asian liquid bulk volumes were up 7%, led by strength in China.

Pricing for electronic specialty materials decreased, due to low industry capacity utilization and customer mix effects. On average, prices for LOX/LIN in North America increased 1%. Surcharge impacts year-on-year were minimal. LOX/LIN pricing in Europe increased 7%, influenced by continued pricing actions as well as the customer mix effect from LOX conversions.

Operating income of $182.3 increased 9%, or $14.3. Consistent with the sales analysis provided above, favorable operating income variances resulted from acquisitions for 4%, currency effects for 7%, and higher volumes for 17%. Higher liquid bulk and packaged gas prices were more than offset by lower electronic specialty materials average selling prices, resulting in a 3% operating income decrease. Operating income declined 15% from higher costs, including higher pension expense. Also impacting the comparison, the prior year included a portion of the favorable adjustment for lower than anticipated payments of fiscal year 2002 incentive compensation costs.

GASES EQUITY AFFILIATES' INCOME

Gases equity affiliates' income of $17.7 increased 3%, or $.5. Current year results, including $2 from favorable currency effects and also higher income from the Asian and Latin American affiliates, offset the impact of $6 in favorable adjustments recorded in the prior year associated with two divested cogeneration plant investments.

CHEMICALS

                                                   2004             2003      % CHANGE
--------------------------------------------------------------------------------------
Sales                                             $410.1           $353.8        16%
Operating income                                    24.5             33.1       (26%)
Equity affiliates' income                            1.9              2.5       (24%)
--------------------------------------------------------------------------------------

CHEMICALS SALES AND OPERATING INCOME

                                             % CHANGE FROM PRIOR YEAR
----------------------------------------------------------------------
                                                             OPERATING
                                             SALES            INCOME
----------------------------------------------------------------------
Acquisitions                                   2%                3%
Divestitures                                  --                --
Currency                                       4%               17%
Natural gas cost pass-through                  1%               --
Underlying business
    Volume                                     6%               20%
    Price/mix                                  3%                9%
    Costs                                     --               (75%)
----------------------------------------------------------------------
TOTAL CHEMICALS CHANGE                        16%              (26%)
----------------------------------------------------------------------

Sales of $410.1 increased 16%, or $56.3. Acquisitions, including Sanwa, increased sales by 2%. Sales increased 4% from favorable currency effects, driven primarily by the strengthening of the Euro. Underlying base business sales increased 6% from higher volumes across most of the company's Chemical Intermediates and Performance Materials businesses. Base business Performance Materials volumes increased 7%, with improvements in most businesses and regions. In Chemical Intermediates volumes increased 5%. Higher amines volumes increased from a better herbicide market and methylamines volumes increased from new contractual volumes. Partially offsetting these increases, polyurethane intermediate (PUI) volumes declined due to customer outages. Pricing increased sales by 3%, primarily from higher contractual cost pass-through of raw materials, merchant price improvements, and favorable mix impacts from sales of higher-priced product.

Operating income of $24.5 decreased 26%, or $8.6. Consistent with the sales analysis provided above, favorable operating income variances resulted from acquisitions for 3%, currency effects for 17%, higher volumes for 20%, and merchant price improvements and mix impacts for 9%. Operating income decreased 75% from higher costs, primarily higher raw material and energy and pension costs. In addition, plant spending was higher and the prior year results included a portion of the favorable adjustment for lower than anticipated payments of fiscal 2002 incentive compensation costs.

CHEMICALS EQUITY AFFILIATES' INCOME

Chemicals equity affiliates' income was $1.9 compared to $2.5 in the prior year. Chemicals equity affiliates' income consists primarily of a global polymer joint venture.

EQUIPMENT

                                                   2004             2003
-------------------------------------------------------------------------
Sales                                             $71.3             $67.4
Operating income                                    (.3)              4.1
Equity affiliates' income                          --                  .3
-------------------------------------------------------------------------

EQUIPMENT SALES AND OPERATING INCOME

Sales of $71.3 increased 6%, or $3.9. The sales increase resulted primarily from higher air separation plant sales, partially offset by lower LNG heat exchanger sales. In addition, currency effects improved sales by 2%, due primarily to the strengthening of the pound sterling. The operating loss of $.3 resulted from reduced LNG activity and lower margins in other equipment product lines.

ALL OTHER

All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense.

                                                   2004             2003
--------------------------------------------------------------------------
Operating loss                                    $(7.7)           $(11.2)
Equity affiliates' income                          --                 8.3
--------------------------------------------------------------------------

Operating loss of $7.7 declined $3.5 primarily due to lower corporate research and development expense of $1.3 and higher foreign exchange gains of $1.1.

Other equity affiliates' income of $8.3 in 2003 represents a favorable adjustment recorded in the prior year associated with a divested business not associated with any of the company's current segments.

PENSION  BENEFITS

For information on the company's pension benefits and associated accounting policies, refer to the Pension Benefits section of Management's Discussion and Analysis and Note 17 to the consolidated financial statements in the company's 2003 annual report on Form 10-K.

For the three months ended 31 December 2003 and 2002, the company contributed $3.6 and $8.3, respectively, to the pension plans. Cash contributions are estimated to be approximately $200 in 2004.

2004 OUTLOOK

MANUFACTURING ACTIVITY

Domestic manufacturing activity in the first quarter of 2004 improved, and was up 1.8% from the prior year. Initial indications are that consumer demand remains healthy, plans for new plant and equipment investment remain high, and domestic manufacturing inventories continue to remain tight. We are optimistic these three factors should contribute to sustained growth in manufacturing output in the near term.

GASES

The Gases business has demonstrated improvement in both sales and operating income growth. The priority in Gases will be to increase operating leverage by driving productivity and loading assets. Electronics is expected to continue to see volume growth; however, pricing pressures are expected to continue. Strong growth is anticipated to continue in the Heathcare business, and the company plans to spend about $50-75 on homecare acquisitions in fiscal year 2004.

CHEMICALS

In the Chemicals segment, volumes are expected to improve in the second quarter due to seasonality, the ending of the customer outages experienced in the first quarter, and the addition of several new customer contracts.

A long-term supplier of sulfuric acid, used in the production of dinitrotoluene
(DNT), emerged from Chapter 11 bankruptcy protection in June 2003. To facilitate the supplier's ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier's financing and has continued to supply additional financing. Total loans to the supplier at 31 December 2003 totaled $45.6. If the supplier does not continue to operate, the sales and profitability of the Chemicals segment could be materially impacted on an annual basis because of the company's inability to supply all of its customers' base requirements. The company does not expect a material loss related to this supplier.

EQUIPMENT

In Equipment, a new LNG order was received at the end of the first quarter, one of the 2-4 orders anticipated for the full year. The company expects the second quarter to be about breakeven, with an increase in Equipment segment profitability in the second half of the fiscal year, when the company anticipates additional LNG orders. In Equipment, proposal activity is high, however the exact timing of orders remains difficult to predict.

CAPITAL EXPENDITURES

Capital expenditures for new plant and equipment are expected to be between $650 and $750 in 2004. In addition, the company intends to continue to evaluate acquisition opportunities and investments in affiliated entities. It is anticipated these expenditures will be funded primarily with cash from operations.

EFFECTIVE TAX RATE

The company expects an effective tax rate of 28% versus the previous estimate of 30%. The 28% rate is the result of increased credits and adjustments from the company's ongoing tax planning process, including such items as improved utilization of foreign tax credits, foreign tax holidays, and certain donations that are eligible for tax deductions. Additionally, changes in income mix reduced taxes.

CURRENCY

The translation of foreign earnings into U.S. dollars had a favorable impact on the company's income as a result of the weaker dollar. The company has seen evidence of the strong Euro impacting European economic activity and volumes and therefore remains cautious about economic growth in Europe.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.

OPERATING ACTIVITIES

Net cash provided by operating activities decreased $57.5, or 22%. Before working capital changes, the contribution of net income adjusted for non-cash items to cash provided by operating activities was up $51.4. Net income increased by $6.0. Non-cash adjustments favorably contributing to the change in cash provided by operating activities included depreciation expense, deferred income taxes, and other operating changes. The increase in depreciation expense of $14.4 was due principally to currency effects and acquisitions. The $27.8 increase in deferred income taxes resulted from higher temporary differences associated with pension plan accruals and higher foreign tax credits in the prior year. The increase in other operating changes of $16.2 was principally due to an increase in noncurrent liabilities as a result of higher pension expense. These favorable impacts were offset by an increase in cash used for working capital of $108.9. The increase reflects higher sales and the timing of normal payments and accruals.

INVESTING ACTIVITIES

Cash used for investing activities decreased $166.1, due primarily to acquisitions. The company acquired a small U.S. homecare business in November 2003 for $25.9. Acquisitions in 2003, totaling $182.2, principally included the purchase of American Homecare Supply, LLC.

Capital expenditures are detailed in the following table:

---------------------------------------------------------------------------
                                                        Three Months Ended
                                                           31 December
                                                        2003          2002
---------------------------------------------------------------------------
Additions to plant and equipment                       $152.3        $166.9
Investments in and advances to                            2.2           1.4
   unconsolidated affiliates
Acquisitions, less cash acquired                         25.9         182.2
Capital leases                                             .7            .9
---------------------------------------------------------------------------
                                                       $181.1        $351.4
---------------------------------------------------------------------------

FINANCING ACTIVITIES

Cash used for financing activities declined $58.0. Short and long-term debt repayments were primarily funded by long-term debt borrowings. The primary long-term borrowing during the quarter was a $125.0 seven-year, fixed-rate borrowing with a coupon rate of 4.125%. Cash provided by the issuance of stock for options and award plans increased by $43.0 due to an increase in stock option exercises.

Total debt at 31 December 2003 and 30 September 2003, expressed as a percentage of the sum of total debt, shareholders' equity, and minority interest, was 38% and 39%, respectively. Total debt increased from $2,510.7 at 30 September 2003 to $2,572.4 at 31 December 2003, due primarily to the impact of a weaker U.S. dollar on the translation of foreign currency debt.

At 30 September 2003, the company's committed lines of credit totaled $600, maturing in January 2005. During the first quarter of 2004, the company replaced these commitments with a new $700 multicurrency revolving credit facility, maturing in December 2008. No borrowings were outstanding under these commitments. Additional commitments totaling $37.7 are maintained by the company's foreign subsidiaries, of which $13.9 was utilized at 31 December 2003.

The estimated fair value of the company's long-term debt, including current portion, as of 31 December 2003 is $2,599.4 compared to a book value of $2,475.4.

On 9 January 2004, the company filed a Form S-3 Registration Statement with the U.S. Securities and Exchange Commission, which became effective on 26 January 2004. The shelf registration enables the company to issue up to $1 billion of debt and equity securities. The primary use of the proceeds is expected to be to refund long-term debt maturing in 2004 and 2005.

CONTRACTUAL OBLIGATIONS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. There have been no material changes to contractual obligations as reflected in the Management's Discussion and Analysis in the company's 2003 annual report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management's Discussion and Analysis in the company's 2003 annual report on Form 10-K. The company's off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The company's principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm's length with clearly independent parties.

MARKET RISKS AND SENSITIVITY ANALYSIS

Information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company's 2003 annual report on Form 10-K. There was no material change to market risk sensitivity since 30 September 2003.

The net financial instrument position of the company increased from a liability of $2,542.1 at 30 September 2003 to a liability of $2,705.6 at 31 December 2003 primarily due to the impact of a weaker U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts and the issuance of new long-term debt.

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

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management's Discussion and Analysis included in the 2003 annual report on Form 10-K. Information concerning the company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. There have been no other changes in accounting policy in the current period that had a material impact on the company's financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities," to clarify some of the provisions of Interpretation No. 46. In December 2003, the FASB also issued a revised Statement of Financial Accounting Standard (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which added disclosure requirements for defined benefit plans. In January 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act)." This new FSP permits recognition or deferral of the effects of the prescription-drug provisions of the Act in current financial statements. See the notes to the consolidated financial statements for information concerning the company's implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include , among other things, overall economic and business conditions different than those currently anticipated and demand for the company's goods and services; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; charges related to currently unplanned portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; and the timing and rate at which tax credits can be utilized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Market Risks and Sensitivity Analysis on page 22 of Item 2 on Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company's management conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of 31 December 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-K

                  10.1 Air Products and Chemicals, Inc. Retirement Savings and Stock Ownership Plan as amended and restated effective 1 October 1997 to reflect law and other changes effective through 30 September 2002.

                  10.2 FY 2004 Awards Agreement under the Long Term Incentive Plan of the Company.

                  10.3 Compensation Program for Directors of the Company, effective 1 October 2003.

                  12.      Computation of Ratios of Earnings to Fixed Charges.

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

         (b)      Reports on Form 8-K

                  During the quarter ended 31 December 2003, the registrant reported its fiscal year 2003 fourth quarter earnings by filing a Current Report on Form 8-K dated 28 October 2003, in which Item 12 was reported.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Air Products and Chemicals, Inc.
                                        -------------------------------------
                                                   (Registrant)

Date: 12 February 2004         By:             /s/ John R. Owings
                                     ------------------------------------------
                                                 John R. Owings
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Air Products and Chemicals, Inc. Retirement Savings and Stock Ownership Plan as amended and restated effective 1 October 1997 to reflect law and other changes effective through 30 September 2002.

10.2     FY 2004 Awards Agreement under the Long Term Incentive Plan of the
         Company.

10.3     Compensation Program for Directors of the Company, effective 1 October
         2003.

12.      Computation of Ratios of Earnings to Fixed Charges.

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