Form 10-Q
period 2004-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2004-07-28
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-1274455 (I.R.S. Employer Identification No.)

7201 Hamilton Boulevard, Allentown, Pennsylvania (Address of Principal Executive Offices)	18195-1501 (Zip Code)

610-481-4911
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 22 July 2004

Common Stock, $1 par value	227,291,877

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX

BASIS OF PRESENTATION:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “company” or “registrant”) included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the company’s latest annual report on Form 10-K in order to fully understand the basis of presentation.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2004 Outlook included on pages 26-27 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 30.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share and per share)
	30 June 2004	30 September 2003
ASSETS
CURRENT ASSETS
Cash and cash items	$89.5	$76.2
Trade receivables, less allowances for doubtful accounts	1,472.2	1,188.5
Inventories	522.1	483.1
Contracts in progress, less progress billings	25.2	82.8
Other current assets	228.8	237.3

TOTAL CURRENT ASSETS	2,337.8	2,067.9

INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	608.2	553.5
PLANT AND EQUIPMENT, at cost	12,081.1	11,723.2
Less accumulated depreciation	6,401.1	6,086.1

PLANT AND EQUIPMENT, net	5,680.0	5,637.1

GOODWILL	803.1	725.8
INTANGIBLE ASSETS, net	103.3	104.1
OTHER NONCURRENT ASSETS	397.6	343.5

TOTAL ASSETS	$9,930.0	$9,431.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payables and accrued liabilities	$1,324.8	$1,123.5
Accrued income taxes	7.5	115.6
Short-term borrowings	109.2	165.7
Current portion of long-term debt	222.5	176.4

TOTAL CURRENT LIABILITIES	1,664.0	1,581.2

LONG-TERM DEBT	2,128.1	2,168.6
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	953.6	1,005.9
DEFERRED INCOME TAXES	776.3	705.6
TOTAL LIABILITIES	5,522.0	5,461.3

MINORITY INTEREST IN SUBSIDIARY COMPANIES	162.4	188.1

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share, issued 2004 and 2003-249,455,584 shares)	249.4	249.4
Capital in excess of par value	555.0	493.9
Retained earnings	4,784.6	4,516.6
Accumulated other comprehensive income (loss)	(516.3)	(567.2)
Treasury stock, at cost (2004 – 22,163,707 shares; 2003 – 22,189,714 shares)	(765.2)	(766.1)
Shares in trust (2004 – 2,446,129 shares; 2003 – 5,842,391 shares)	(61.9)	(144.1)

TOTAL SHAREHOLDERS’ EQUITY	4,245.6	3,782.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,930.0	$9,431.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except per share)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2004	2003	2004	2003
SALES	$1,892.5	$1,629.9	$5,433.9	$4,655.0
COSTS AND EXPENSES
Cost of sales	1,388.3	1,204.8	3,988.1	3,414.1
Selling and administrative	243.7	212.0	725.5	611.9
Research and development	31.1	30.0	93.1	91.1
Global cost reduction plans, net	—	152.7	—	152.5
Other (income) expense, net	(4.3)	(6.9)	(15.4)	(22.2)

OPERATING INCOME	233.7	37.3	642.6	407.6
Equity affiliates’ income	24.2	22.7	65.8	66.2
Interest expense	29.5	32.5	92.7	92.8

INCOME BEFORE TAXES AND MINORITY INTEREST	228.4	27.5	615.7	381.0
Income taxes (benefit)	63.4	(2.9)	169.6	100.9
Minority interest (a)	2.0	3.8	10.1	11.2

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	163.0	26.6	436.0	268.9
Cumulative effect of accounting change	—	—	—	(2.9)

NET INCOME	$163.0	$26.6	$436.0	$266.0

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change	$.73	$.12	$1.95	$1.23
Cumulative effect of accounting change	—	—	—	(.02)

Net Income	$.73	$.12	$1.95	$1.21

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting change	$.71	$.12	$1.91	$1.21
Cumulative effect of accounting change	—	—	—	(.02)

Net Income	$.71	$.12	$1.91	$1.19

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	224.5	219.7	223.4	219.3

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	229.4	223.3	228.4	222.9

DIVIDENDS DECLARED PER COMMON SHARE – Cash	$.29	$.23	$.75	$.65

(a)	Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2004	2003	2004	2003
NET INCOME	$163.0	$26.6	$436.0	$266.0
OTHER COMPREHENSIVE INCOME, net of tax
Investments:
Unrealized holding gains (losses) arising during the period	3.0	1.4	8.7	2.3
Less: reclassification to net income	—	—	—	—

Net unrealized holding gain (loss) on investments	3.0	1.4	8.7	2.3
Derivatives qualifying as hedges:
Unrecognized gains (losses) arising during the period	.1	(5.9)	(8.3)	(6.2)
Less: reclassification to net income	(.6)	5.3	8.3	1.3

Net unrecognized gain (loss) on derivatives	(.5)	(.6)	—	(4.9)
Foreign currency translation adjustments	(28.8)	79.2	42.2	124.6

TOTAL OTHER COMPREHENSIVE INCOME	(26.3)	80.0	50.9	122.0

	$136.7	$106.6	$486.9	$388.0

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)
	Nine Months Ended
	30 June
	2004	2003
OPERATING ACTIVITIES
Net Income	$436.0	$266.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation	515.5	477.1
Impairment of long-lived assets	2.7	91.7
Deferred income taxes	111.1	60.8
Undistributed earnings of unconsolidated affiliates	(28.4)	.7
Gain on sale of assets and investments	(1.8)	(9.2)
Other	83.5	35.5

Subtotal	1,118.6	922.6
Working capital changes that used cash, excluding effects of acquisitions and divestitures:
Trade receivables	(272.7)	(64.9)
Inventories and contracts in progress	(5.3)	(26.9)
Payables and accrued liabilities (a)	(22.6)	(39.4)
Other	(121.9)	(60.9)

CASH PROVIDED BY OPERATING ACTIVITIES	696.1	730.5

INVESTING ACTIVITIES
Additions to plant and equipment (b)	(494.8)	(440.0)
Investment in and advances to unconsolidated affiliates	(18.2)	(6.1)
Acquisitions, less cash acquired (c)	(62.6)	(234.2)
Proceeds from sale of assets and investments	18.9	99.5
Other	.7	(.1)

CASH USED FOR INVESTING ACTIVITIES	(556.0)	(580.9)

FINANCING ACTIVITIES
Long-term debt proceeds	255.3	135.4
Payments on long-term debt	(296.6)	(212.8)
Net decrease in commercial paper and other short-term borrowings	(61.1)	(100.8)
Dividends paid to shareholders	(153.7)	(138.0)
Issuance of stock for options and award plans	117.9	42.8

CASH USED FOR FINANCING ACTIVITIES	(138.2)	(273.4)

Effect of Exchange Rate Changes on Cash	11.4	11.4

Increase (Decrease) in Cash and Cash Items	13.3	(112.4)
Cash and Cash Items — Beginning of Year	76.2	253.7

Cash and Cash Items — End of Period	$89.5	$141.3

(a)	Pension plan contributions in 2004 and 2003 were $204.1 and $55.7, respectively.

(b)	Excludes capital lease additions of $7.0 and $6.8 in 2004 and 2003, respectively.

(c)	Excludes $1.4 of capital lease obligations and $4.0 of long-term debt assumed in acquisitions in 2003.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended			Nine Months Ended
	30 June			30 June
	2004	2003		2004	2003
Revenues from external customers
Gases	$1,337.9	$1,138.1		$3,826.3	$3,293.4
Chemicals	452.9	421.2		1,345.7	1,173.5
Equipment	101.7	70.6		261.9	188.1

Segment Totals	1,892.5	1,629.9		5,433.9	4,655.0

Consolidated Totals	$1,892.5	$1,629.9		$5,433.9	$4,655.0

Operating income
Gases	$213.0	$76.5	(a)	$584.7	$394.7	(d)
Chemicals	29.9	(29.2	)(b)	89.1	37.6	(b)
Equipment	5.3	(.6	)(c)	4.8	6.5	(c)

Segment Totals	248.2	46.7		678.6	438.8

Corporate research and development and other income (expense)	(14.5)	(9.4)		(36.0)	(31.2)

Consolidated Totals	$233.7	$37.3		$642.6	$407.6

Equity affiliates’ income
Gases	$19.7	$19.2		$56.4	$51.0
Chemicals	4.6	3.6		9.4	6.9
Equipment	(.1)	(.1)		—	—

Segment Totals	24.2	22.7		65.8	57.9

Other	—	—		—	8.3

Consolidated Totals	$24.2	$22.7		$65.8	$66.2

(Millions of dollars)
	30 June	30 September
	2004	2003
Identifiable assets (e)
Gases	$7,257.7	$7,097.3
Chemicals	1,423.6	1,478.1
Equipment	238.8	171.4

Segment Totals	8,920.1	8,746.8

Corporate assets	401.7	131.6

Consolidated Totals	$9,321.8	$8,878.4

(a)	Included a global cost reduction plan net expense of $92.2.

(b)	Included a global cost reduction plan net expense of $58.1.

(c)	Included a global cost reduction plan net expense of $2.4.

(d)	Included a global cost reduction plan net expense of $92.0.

(e)	Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2004	2003	2004	2003
Revenues from external customers
United States	$1,086.9	$939.4	$3,073.2	$2,700.8
Canada	16.7	19.2	57.8	76.5

Total North America	1,103.6	958.6	3,131.0	2,777.3

United Kingdom	180.6	133.3	506.2	362.4
Spain	115.1	97.7	328.2	271.0
Other Europe	258.7	242.0	795.6	683.1

Total Europe	554.4	473.0	1,630.0	1,316.5

Asia	192.9	165.8	546.0	471.8
Latin America	41.6	32.3	126.9	89.0
All Other	—	.2	—	.4

Total	$1,892.5	$1,629.9	$5,433.9	$4,655.0

Note:	Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except per share)

MAJOR ACCOUNTING POLICIES

Refer to the company’s 2003 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2004.

Stock-Based Compensation

At 30 June 2004, the company had various stock-based compensation plans as described in Note 14 to the consolidated financial statements in the company’s 2003 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock option plans.

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2004	2003	2004	2003
Net income, as reported	$163.0	$26.6	$436.0	$266.0
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(7.8)	(9.5)	(22.9)	(28.4)

Pro forma net income	$155.2	$17.1	$413.1	$237.6

Basic Earnings per Share
As reported	$.73	$.12	$1.95	$1.21
Pro forma	$.69	$.08	$1.85	$1.08

Diluted Earnings per Share
As reported	$.71	$.12	$1.91	$1.19
Pro forma	$.68	$.08	$1.81	$1.07

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) published a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” to clarify some of the provisions of Interpretation No. 46. The revision to Interpretation No. 46 does not change the company’s determination that the company has no interests in a variable interest entity.

In December 2003, the FASB also issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which added disclosure requirements for defined benefit plans. The annual disclosure requirements are effective for the company’s fiscal year ending 2004. The disclosures provided by the company in its 2003 annual report on Form 10-K complied with most of the annual disclosure requirements of the new Statement. In its 2004 annual report, the company will enhance its disclosure of investment strategies and the basis for determining the long-term rate of return on plan assets assumption. Also, the company will provide information related to the amount and timing of expected future benefit payments. Under SFAS No. 132, companies are also now required to report the various elements of pension benefit costs on a quarterly basis. The quarterly disclosure requirements were effective beginning the second quarter of fiscal year 2004, and the company has included the required interim disclosures under Pension and Other Postretirement Benefits below.

In May 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).” This FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The impact of the Act on the company’s postretirement medical benefits is not material.

EQUITY AFFILIATES’ INCOME

Income from equity affiliates for the nine months ended 30 June 2003 included $14 for adjustments related to divestitures recorded in prior periods. $8 is included in Other equity affiliates and $6 is included in Gases equity affiliates.

GLOBAL COST REDUCTION PLANS

The results for the three and nine months ended 30 June 2003 included a charge of $152.7 ($96.6 after-tax, or $.43 per share) for the 2003 global cost reduction plan. This charge included $56.8 for severance and pension-related benefits and $95.9 for asset disposals and facility closures in the Gases and Chemicals segments. The results for the nine months ended 30 June 2003 also included the reversal of the balance of the accrual for the 2002 Plan of $.2.

The 2003 Plan was completed as expected in June 2004 with the exception of the planned sale of the company’s European methylamines and derivatives business (EM&D). In April 2004, the company announced the proposed sale of this business, which is pending regulatory approval.

The following table summarizes changes to the carrying amount of the accrual for the 2003 global cost reduction plan for the nine months ended 30 June 2004.

	Severance	Other (1)	Total
Balance as of 30 September 2003	$38.6	$4.1	$42.7
Cash expenditures	(30.1)	(3.2)	(33.3)

Balance as of 30 June 2004	$8.5	$.9	$9.4

(1)	Asset impairments and related expenses are included in the other category.

GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2004, are as follows:

	Gases	Chemicals	Equipment	Total
Balance as of 30 September 2003	$619.2	$96.9	$9.7	$725.8
Acquisitions and adjustments	57.6	(1.1)	—	56.5
Currency translation	17.6	3.1	.1	20.8

Balance as of 30 June 2004	$694.4	$98.9	$9.8	$803.1

The increase in goodwill from acquisitions was principally due to the acquisition of four small U.S. homecare businesses and a 4% increase in ownership of San Fu Gas Company, Ltd.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2004	2003	2004	2003
NUMERATOR
Used in basic and diluted EPS
Income before cumulative effect of accounting change	$163.0	$26.6	$436.0	$268.9
Cumulative effect of accounting change	—	—	—	(2.9)

Net income	$163.0	$26.6	$436.0	$266.0

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	224.5	219.7	223.4	219.3
Effect of dilutive securities
Employee stock options	4.3	3.2	4.4	3.2
Other award plans	.6	.4	.6	.4

	4.9	3.6	5.0	3.6

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	229.4	223.3	228.4	222.9
BASIC EPS
Income before cumulative effect of accounting change	$.73	$.12	$1.95	$1.23
Cumulative effect of accounting change	—	—	—	(.02)

Net income	$.73	$.12	$1.95	$1.21

DILUTED EPS
Income before cumulative effect of accounting change	$.71	$.12	$1.91	$1.21
Cumulative effect of accounting change	—	—	—	(.02)

Net income	$.71	$.12	$1.91	$1.19

Options on 4.7 and 8.4 million shares of common stock were not included in computing diluted earnings per share for the third and second quarter, respectively, of 2003 because their effects were antidilutive.

PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended 30 June
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$18.0	$15.4	$1.2	$1.1
Interest cost	32.2	29.4	1.4	1.5
Expected return on plan assets	(31.2)	(28.0)	—	—
Prior service cost amortization	.8	1.0	(.2)	(.2)
Actuarial loss (gain) amortization	8.3	5.4	.1	—
Transition amount amortization	—	(.7)	—	—
Settlement and curtailment charges	1.8	—	—	—
Special termination benefits	.3	10.7	—	.4
Other	.7	1.3	—	—

Net periodic benefit cost	$30.9	$34.5	$2.5	$2.8

	Nine Months Ended 30 June
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$54.1	$43.8	$3.6	$3.1
Interest cost	96.1	87.6	4.2	4.3
Expected return on plan assets	(92.4)	(86.5)	—	—
Prior service cost amortization	2.5	2.6	(.7)	(.6)
Actuarial loss (gain) amortization	25.6	11.0	.3	—
Transition amount amortization	(.2)	(2.6)	—	—
Settlement and curtailment charges	8.7	—	—	—
Special termination benefits	.8	10.7	—	.4
Other	2.3	3.9	—	—

Net periodic benefit cost	$97.5	$70.5	$7.4	$7.2

The special termination benefits in 2003 were included in the charge for the 2003 global cost reduction plan.

The company previously disclosed, in its 2003 annual report on Form 10-K, expected cash contributions of approximately $200 in 2004. During the nine months ended 30 June 2004, contributions of $204.1 were made. The company presently anticipates contributing a total of approximately $220 in 2004. For the nine months ended 30 June 2003, contributions of $55.7 were made. During 2003, total contributions were $61.6.

LITIGATION

In the normal course of business, the company is occasionally involved in uninsured legal proceedings, including, in July 2003, Honeywell International, Inc. and GEM Microelectronic Materials, LLC filed suit against the company alleging breach of contract resulting from the termination of a Strategic Alliance Agreement dated 1 October 1998 (“SAA”). The suit alleges that the company will source certain chemicals produced from its recently acquired Ashland Electronic Chemicals business rather than sourcing them from Honeywell. The suit was filed in Delaware Chancery Court seeking specific performance of the SAA and, in the alternative, a combination of specific performance and monetary damages up to $106. Trial was held during the week of 29 March 2004 and ended 2 April 2004. The company intends to continue its vigorous defense of this claim. A decision is expected before the end of August 2004. In fiscal year 2003, the company established an accrual for this litigation. The results for the three and nine months ended 30 June 2004 included an additional charge for this matter. There is a possibility that resolution of this matter could result in an additional loss in excess of presently established accruals. Although management is not able to reasonably estimate the amount of any additional loss, it believes that a judgment on damages will be significantly less than the damages sought.

The company does not expect that any sums it may have to pay, if any, in connection with these matters would have a materially adverse effect on its consolidated financial position or net cash flows, even though a future additional charge for any damage could have a significant impact on the company’s net income in the period in which it is recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except per share)

The disclosures in this quarterly report are complementary to those made in the company’s 2003 annual report on Form 10-K and its 2004 first and second quarter Form 10-Q filings. An analysis of results for the third quarter of fiscal 2004 and the nine months ended 30 June 2004, including an update to the company’s 2004 outlook, is provided in the Management’s Discussion and Analysis to follow.

All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with accounting principles generally accepted in the United States of America.

THIRD QUARTER FISCAL 2004 VS. THIRD QUARTER FISCAL 2003

RESULTS OF OPERATIONS

Third Quarter Fiscal 2004 Overview

Higher volumes drove third quarter results. Third quarter sales of $1,893 were up 16% from the prior year, primarily from higher volumes across the company’s Gases segment, acquisitions, and favorable currency effects.

Operating income was $234, compared to $37 in the prior year, which included an expense of $153 for the 2003 global cost reduction plan. Operating income also benefited from the volume gains across the company’s Gases segment, currency as the dollar was weaker year on year with the majority of the impact coming from the strength of the Euro, and acquisitions, which included Ashland Electronic Chemicals, U.S. homecare companies, and Sanwa Chemical Industry Co., Ltd. (Sanwa). Operating income was unfavorably impacted by higher costs, including an accrual for costs associated with uninsured litigation, higher pension expense, higher incentive compensation expense resulting from increased earnings, and higher manufacturing costs in the Chemicals segment.

Net income was $163, compared to $27 in the prior year, which included an after-tax expense of $97 for the 2003 global cost reduction plan. Diluted earnings per share was $.71, compared to $.12 in the prior year, which included a $.43 impact for the 2003 global cost reduction plan. A summary table of changes in earnings per share is presented below.

For a discussion of the opportunities, challenges and risks on which management is focused, refer to the update to the company’s 2004 outlook provided on pages 26-27.

Changes in Earnings per Share

	Three Months Ended		Increase
	30 June		(Decrease)
	2004	2003
Diluted Earnings per Share	$.71	$.12	$.59

Operating Income (after-tax)
Global cost reduction plans, net			.43
Acquisitions			.02
Divestitures			—
Currency			.03
Underlying business
Volume			.16
Price/raw materials			(.01)
Costs (excluding pension)			(.04)
Pension expense			(.02)

Operating Income			.57
Other (after-tax)
Equity affiliates’ income			—
Interest expense			.01
Effective tax rate			.02
Minority interest			.01
Average shares outstanding			(.02)

Other			.02

Total Change in Earnings per Share			$.59

Consolidated Results

	Three Months Ended
	30 June
	2004	2003
Sales	$1,892.5	$1,629.9
Cost of sales	1,388.3	1,204.8
Selling and administrative	243.7	212.0
Research and development	31.1	30.0
Global cost reduction plans, net	—	152.7
Other (income) expense, net	(4.3)	(6.9)
Operating Income	233.7	37.3
Equity affiliates’ income	24.2	22.7
Interest expense	29.5	32.5
Effective tax rate	28.0%	(12.2)%
Net Income	163.0	26.6
Basic Earnings per Share	$.73	$.12
Diluted Earnings per Share	$.71	$.12

Discussion of Consolidated Results

Sales

% Change from
Prior Year
Acquisitions	4%
Divestitures	—
Currency	2%
Natural gas cost pass-through	1%
Underlying business
Volume	9%
Price/mix	—

Total Consolidated Change	16%

Sales of $1,892.5 increased 16%, or $262.6. Acquisitions, including Ashland Electronic Chemicals, U.S. homecare companies, and Sanwa, accounted for 4% of the increase. Favorable currency effects, with the majority driven by the strength of the Euro, accounted for an additional 2% of the sales growth. Underlying base business growth of 9% resulted from improved volumes, primarily driven by the Gases segment, as discussed in the Segment Analysis which follows.

Operating income of $233.7 compared to $37.3 in the prior year, which included an expense of $152.7 for the 2003 global cost reduction plan. (Refer to the Notes to the consolidated financial statements for information on the global cost reduction plans). Favorable operating income variances resulted from higher volumes for $50 and favorable currency effects for $10. Operating income decreased $20 from higher costs, including an accrual for costs associated with uninsured litigation, higher pension and incentive compensation expense, and higher manufacturing costs in the Chemicals segment.

Equity Affiliates’ Income

Income from equity affiliates of $24.2 increased $1.5, or 7%. Chemicals equity affiliates’ income increased $1.0 from the higher results reported by the global polymer joint venture, and Gases equity affiliates’ income increased slightly by $.5.

Selling and Administrative Expense (S&A)

% Change from
Prior Year
Acquisitions	6%
Divestitures	(1%)
Currency	3%
Other costs	7%

Total S&A Change	15%

S&A expense of $243.7 increased 15%, or $31.7. Acquisitions, including Ashland Electronic Chemicals and the U.S. homecare companies, increased S&A by 6%. Currency effects, driven by the strength of the Euro and the Pound Sterling, increased S&A by 3%. Underlying costs increased 7%, primarily due to higher incentive compensation expense, inflation, and increased spending due to higher volumes in the business, partially offset by savings related to the 2003 global cost reduction plan.

Other (Income) Expense, Net

Other income of $4.3 declined $2.6. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no individual items were material in the comparison to the prior year.

Interest Expense

	Three Months
	Ended 30 June
	2004	2003
Interest incurred	$30.8	$33.0
Less: interest capitalized	1.3	.5

Interest expense	$29.5	$32.5

Interest incurred decreased $2.2. The decrease resulted primarily from lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes less minority interest.

The effective tax rate was 28.0% compared to (12.2)%. The company’s income tax expense is equal to taxes computed at statutory rates, based on book taxable income, reduced by tax credits and adjustments. For the three months ended 30 June 2003, the tax credits and adjustments exceeded the tax computed at statutory rates resulting in a net tax benefit. Book taxable income was at a relatively low level due to the 2003 global cost reduction plan expense. For the three months ended 30 June 2004, there were increased credits and adjustments from the company’s ongoing tax planning process, including such items as improved utilization of foreign tax credits, foreign tax holidays, and certain donations that are eligible for tax deductions. Additionally, changes in income mix reduced taxes.

Net Income

Net income was $163.0 compared to $26.6 in the prior year, which included an after-tax expense of $96.6 for the 2003 global cost reduction plan. Diluted earnings per share of $.71, compared to $.12 in the prior year, which included a $.43 impact from the 2003 global cost reduction plan. A summary table of changes in earnings per share is presented on page 14.

Segment Analysis

Gases

	Three Months
	Ended 30 June
	2004	2003
Sales	$1,337.9	$1,138.1
Operating income	213.0	76.5
Equity affiliates’ income	19.7	19.2

Gases Sales

% Change from
Prior Year
Acquisitions	6%
Divestitures	—
Currency	2%
Natural gas cost pass-through	1%
Underlying business
Volume	9%
Price/mix	—

Total Gases Change	18%

Sales of $1,337.9 increased 18%, or $199.8. Acquisitions, including Ashland Electronic Chemicals and U.S. homecare companies, accounted for 6% of the increase. Favorable currency effects, driven primarily by the strength of the Euro and also the Pound Sterling, accounted for an additional 2% sales increase.

Underlying base business sales growth of 9% resulted from improved volumes across the Gases segment including Electronics, Energy and Process Industries (EPI), and the merchant and tonnage businesses.

•	Electronic specialty materials volumes increased, driven by the continued recovery of the silicon market and growth in the flat-panel display market.

•	On-site and pipeline volumes in EPI were up 12%, led by stronger HYCO (hydrogen and carbon monoxide), oxygen and nitrogen products. Hydrogen growth versus the prior year is tracking the ongoing trend for refiners to meet lower sulfur specifications. Third quarter hydrogen volumes benefited from production at a new facility in Lake Charles, Louisiana, which came onstream in the third quarter.

•	Liquid bulk volumes in North America improved 4%. LOX/LIN volumes improved 5%, in line with U.S. manufacturing growth.

•	Liquid bulk volumes in Europe increased 3%, reflecting positive manufacturing growth across the region, and in spite of the conversion of several liquid customers to on-site supply.

•	Packaged gas volumes in Europe improved 4%, also reflecting positive manufacturing growth.

•	Asian liquid bulk volumes were up a strong 18%, driven by demand growth across the region, particularly in China, Korea and Taiwan.

Overall, the impact of pricing on sales was essentially neutral, with anticipated lower average selling prices of electronic specialty materials offset by higher liquid bulk and packaged gas prices in Europe.

•	Pricing for electronic specialty materials decreased due to a decline in average selling price and customer conversions from cylinder to bulk supply.

•	On average, prices for LOX/LIN in North America were flat.

•	LOX/LIN pricing in Europe increased 4%, influenced by continued pricing actions as well as the customer mix effect from the conversion of liquid customers to on-site supply.

Operating income of $213.0 increased $136.5. Operating income in 2003 included an expense of $92.2 for the 2003 global cost reduction plan. Favorable operating income variances resulted from higher volumes for $40, acquisitions for $5, and favorable currency effects for $5. Operating income declined $5 from higher costs, including higher pension and incentive compensation expense.

Gases Equity Affiliates’ Income

Gases equity affiliates’ income of $19.7 compared to $19.2 in the prior year.

Chemicals

	Three Months
	Ended 30 June
	2004	2003
Sales	$452.9	$421.2
Operating income	29.9	(29.2)
Equity affiliates’ income	4.6	3.6

Chemicals Sales

% Change from
Prior Year
Acquisitions	1%
Divestitures	—
Currency	2%
Natural gas cost pass-through	—
Underlying business
Volume	5%
Price/mix	—

Total Chemicals Change	8%

Sales of $452.9 increased 8%, or $31.7. Sales increased 2% from favorable currency effects, driven primarily by the strengthening of the Euro. Underlying base business sales increased 5%, reflecting higher volumes in a number of the Performance Materials businesses, while volumes in the Chemical Intermediates business were marginally lower. Base business Performance Materials volumes increased 7%, with improvements in performance polymers, surfactants, and epoxies, reflecting the improved economic environment. The performance polymer volume increase was driven by strength in all regions. In Chemical Intermediates, base business volumes decreased 1%. Volumes in European methylamines and derivatives decreased, offset by increased volumes in North American methylamines from new contractual volumes.

Operating income of $29.9 increased $59.1. Operating income in 2003 included an expense of $58.1 for the 2003 global cost reduction plan. Higher volumes contributed $5 to operating income, offset by higher costs of $5, including higher manufacturing costs.

Chemicals Equity Affiliates’ Income

Chemicals equity affiliates’ income of $4.6 increased $1.0. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.

Equipment

	Three Months
	Ended 30 June
	2004	2003
Sales	$101.7	$70.6
Operating (loss) income	5.3	(.6)

Equipment Sales and Operating Income

Sales of $101.7 increased $31.1, primarily from higher air separation plant sales. Currency effects improved sales by 1%, due primarily to the strengthening of the Pound Sterling. Operating income of $5.3 compared to an operating loss of $.6 in the prior year. Operating income in 2003 included an expense of $2.4 for the 2003 global cost reduction plan. Operating income in 2004 increased from higher air separation plant and liquefied natural gas (LNG) heat exchanger sales activity.

All Other

All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense.

	Three Months
	Ended 30 June
	2004	2003
Operating loss	$(14.5)	$(9.4)
Equity affiliates’ income	—	—

The operating loss of $14.5 increased $5.1, primarily from an accrual for costs associated with uninsured litigation. Other miscellaneous items were not individually material in the comparison to the prior year.

NINE MONTHS FISCAL 2004 VS. NINE MONTHS FISCAL 2003

RESULTS OF OPERATIONS

Nine Months Fiscal 2004 Overview

The company’s businesses demonstrated improvements in sales and operating income during the first nine months of fiscal year 2004. As the economy and manufacturing environment improved, volume growth was strong. Sales of $5,434 were up 17% from the prior year, due to higher volumes across the company’s Gases and Chemicals segments, acquisitions, and favorable currency effects. Sales benefited from acquisitions, which included Ashland Electronic Chemicals, U.S. homecare companies, and Sanwa Chemical Industry Co., Ltd. (Sanwa). Currency contributed favorably to results, as the dollar continued to weaken, with the majority of the impact coming from the strength of the Euro.

Operating income was $643, compared to $408 in the prior year, which included a net expense of $153 for global cost reduction plans. Operating income also benefited from the higher volumes, favorable currency effects, and acquisitions. Partially offsetting these favorable variances, costs increased, driven by higher pension expense, higher incentive compensation expense resulting from increased earnings, and higher raw material costs not contractually passed through to customers in the Chemicals segment.

Net income was $436, compared to $266 in the prior year, which included an after-tax net expense of $97 for global cost reduction plans. Diluted earnings per share of $1.91, compared to $1.19 in the prior year, which included a $.43 impact for global cost reduction plans. A summary table of changes in earnings per share is presented below.

For a discussion of the opportunities, challenges and risks on which management is focused, refer to the update to the company’s 2004 outlook provided on pages 26-27.

Changes in Earnings per Share

	Nine Months Ended		Increase
	30 June		(Decrease)
	2004	2003
Diluted Earnings per Share	$1.91	$1.19	$.72

Operating Income (after-tax)
Global cost reduction plans, net			.43
Acquisitions			.07
Divestitures			(.01)
Currency			.14
Underlying business
Volume			.41
Price/raw materials			(.07)
Costs (excluding pension)			(.13)
Pension expense			(.12)
Prior year adjustment – incentive compensation			(.03)

Operating Income			.69
Other (after-tax)
Equity affiliates’ income			.04
Prior year adjustment – divestitures of equity affiliates			(.04)
Interest expense			—
Effective tax rate			.05
Minority interest			.01
Cumulative effect of prior year accounting change			.02
Average shares outstanding			(.05)

Other			.03

Total Change in Earnings per Share			$.72

Consolidated Results

	Nine Months Ended
	30 June
	2004	2003
Sales	$5,433.9	$4,655.0
Cost of sales	3,988.1	3,414.1
Selling and administrative	725.5	611.9
Research and development	93.1	91.1
Global cost reduction plans, net	—	152.5
Other (income) expense, net	(15.4)	(22.2)
Operating Income	642.6	407.6
Equity affiliates’ income	65.8	66.2
Interest expense	92.7	92.8
Effective tax rate	28.0%	27.3%
Net Income	436.0	266.0
Basic Earnings per Share	$1.95	$1.21
Diluted Earnings per Share	$1.91	$1.19

Discussion of Consolidated Results

Sales

% Change from Prior Year
Acquisitions	5%
Divestitures	(1%)
Currency	4%
Natural gas cost pass-through	—
Underlying business
Volume	8%
Price/mix	1%

Total Consolidated Change	17%

Sales of $5,433.9 increased 17%, or $778.9. Acquisitions, including Ashland Electronic Chemicals, U.S. homecare companies, and Sanwa, accounted for 5% of the increase. Favorable currency effects, driven by the strengthening of the Euro, accounted for an additional 4% of the sales growth. Underlying base business growth of 8% resulted from improved volumes in the Gases and Chemicals businesses as further discussed in the Segment Analysis which follows.

Operating income of $642.6 compared to $407.6 in the prior year, which included a net expense of $152.5 for global cost reduction plans. (Refer to the Notes to the consolidated financial statements for information on the global cost reduction plans). Favorable operating income variances resulted from higher volumes for $130, favorable currency effects for $45, and acquisitions for $20. Operating income decreased by $20 from higher raw material costs not contractually passed through to customers within the Chemicals segment. Operating income declined $85 from higher costs, including higher pension and incentive compensation expense, higher manufacturing costs in the Chemicals segment, and an accrual for costs associated with an uninsured legal proceeding.

Equity Affiliates’ Income

Income from equity affiliates of $65.8 decreased $.4. Current year results, including favorable currency effects and higher income from the Gases Asian and Latin American affiliates, substantially offset the impact of $14 in favorable adjustments recorded in the first quarter of 2003 related to prior period divestitures.

Selling and Administrative Expense (S&A)

% Change from
Prior Year
Acquisitions	7%
Divestitures	(1%)
Currency	4%
Other costs	9%

Total S&A Change	19%

S&A expense of $725.5 increased 19%, or $113.6. Acquisitions, including Ashland Electronic Chemicals and the U.S. homecare companies, increased S&A by 7%. Currency effects, driven by the strengthening of the Euro and the Pound Sterling, increased S&A by 4%. Underlying costs increased 9%, primarily due to higher current year pension and incentive compensation expenses, a prior year adjustment for lower than anticipated payments of fiscal year 2002 incentive compensation costs, inflation, and increased spending due to higher volumes in the business.

Other (Income) Expense, Net

Other income of $15.4 declined $6.8. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no individual items were material in the year-to-date comparison to the prior year.

Interest Expense

	Nine Months
	Ended 30 June
	2004	2003
Interest incurred	$96.7	$95.5
Less: interest capitalized	4.0	2.7

Interest expense	$92.7	$92.8

Interest incurred increased $1.2. The increase was driven primarily by the impact of a weaker U.S. dollar on the translation of foreign currency interest, offset by a decrease in interest from lower average interest rates.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes less minority interest.

The effective tax rate was 28.0% compared to 27.3%. For the nine months ended 30 June 2004, there were increased credits and adjustments from the company’s ongoing tax planning process, including such items as improved utilization of foreign tax credits, foreign tax holidays, and certain donations that are eligible for tax deductions. However, the effective tax rate was lower in 2003 due to the relatively low level of book taxable income in the third quarter as a result of the 2003 global cost reduction plan expense.

Net Income

Net income was $436.0 compared to $266.0 in the prior year, which included an after-tax net expense of $96.5 for global cost reduction plans. Diluted earnings per share of $1.91, compared to $1.19 in the prior year, which included a $.43 impact from global cost reduction plans. Prior year net income includes an after-tax transition charge of $2.9, or $.02 diluted earnings per share, which was recorded as the cumulative effect of an accounting change. A summary table of changes in earnings per share is presented on page 20.

Segment Analysis

Gases

	Nine Months
	Ended 30 June
	2004	2003
Sales	$3,826.3	$3,293.4
Operating income	584.7	394.7
Equity affiliates’ income	56.4	51.0

Gases Sales

% Change from Prior Year
Acquisitions	6%
Divestitures	(1%)
Currency	4%
Natural gas cost pass-through	—
Underlying business
Volume	7%
Price/mix	—

Total Gases Change	16%

Sales of $3,826.3 increased 16%, or $532.9. Acquisitions, including U.S. homecare companies and Ashland Electronic Chemicals, accounted for 6% of the increase. Favorable currency effects, driven primarily by the strengthening of the Euro and also the Pound Sterling, accounted for an additional 4% sales increase.

Underlying base business sales growth of 7% resulted from improved volumes across the Gases segment including Electronics, Energy and Process Industries (EPI), the merchant and tonnage businesses, and Healthcare.

•	Electronic specialty materials volumes increased, as electronics markets continued to improve, including strong growth in the silicon and flat-panel display market.

•	On-site and pipeline volumes in EPI were up 11%, led by stronger oxygen, nitrogen and hydrogen volumes. Hydrogen growth versus the prior year is tracking the ongoing trend for refiners to meet lower sulfur specifications.

•	Liquid bulk volumes in North America increased 1%. LOX/LIN volumes improved along with general U.S. manufacturing growth. Partially offsetting this increase, liquid hydrogen volumes declined from weakness in the government and chemical and process industries sectors.

•	Liquid bulk volumes in Europe declined 1%, with the conversion of several liquid customers to on-site supply.

•	Packaged gas volumes in Europe increased 3%, reflecting continued business growth.

•	Asian liquid bulk volumes were up 12%, driven by demand growth across the region.

Overall, the impact of pricing on sales was essentially neutral, with anticipated lower average selling prices of electronic specialty materials offset by higher liquid bulk prices in North America and Europe and higher packaged gas prices in Europe.

•	Pricing for electronic specialty materials decreased due to a decline in average selling price and customer conversions from cylinder to bulk supply.

•	On average, prices for LOX/LIN in North America increased 1%.

•	LOX/LIN pricing in Europe increased 6%, influenced by continued pricing actions as well as the customer mix effect from the conversion of liquid customers to on-site supply.

Operating income of $584.7 increased $190.0. Operating income in 2003 included a net expense of $92.0 for global cost reduction plans. Favorable operating income variances resulted from higher volumes for $100, favorable currency effects for $30, and acquisitions for $20. Operating income declined $45 from higher costs, including higher pension and incentive compensation expense.

Gases Equity Affiliates’ Income

Gases equity affiliates’ income of $56.4 increased 10%, or $5.4. Current year results, including favorable currency effects and higher income from the Asian and Latin American affiliates, more than offset the impact of favorable adjustments of $6 recorded in the prior year associated with two divested cogeneration plant investments.

Chemicals

	Nine Months
	Ended 30 June
	2004	2003
Sales	$1,345.7	$1,173.5
Operating income	89.1	37.6
Equity affiliates’ income	9.4	6.9

Chemicals Sales

% Change from Prior Year
Acquisitions	2%
Divestitures	—
Currency	3%
Natural gas cost pass-through	—
Underlying business
Volume	7%
Price/mix	3%

Total Chemicals Change	15%

Sales of $1,345.7 increased 15%, or $172.2. Sales increased 3% from favorable currency effects, driven primarily by the strengthening of the Euro. Underlying base business sales increased 7% from higher volumes across most of the company’s Chemical Intermediates and Performance Materials businesses. Base business Performance Materials volumes increased 7%, with improvements in most businesses and regions, reflecting the improved economic environment. In Chemical Intermediates, base business volumes increased 5%. Higher amines volumes increased from a better herbicide market. Methylamines and polyurethane volumes increased from new contractual volumes. Sales increased 3% from pricing due to higher raw material costs contractually passed through to customers.

Operating income of $89.1 increased $51.5. Operating income in 2003 included an expense of $58.1 for the 2003 global cost reduction plan. Favorable operating income variances resulted from higher volumes for $30 and favorable currency effects for $10. Operating income declined $20 from higher raw material costs not contractually passed through to customers. Operating income decreased $30 from higher costs, including higher manufacturing costs and pension and incentive compensation expense.

Chemicals Equity Affiliates’ Income

Chemicals equity affiliates’ income was $9.4 compared to $6.9 in the prior year. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.

Equipment

	Nine Months
	Ended 30 June
	2004	2003
Sales	$261.9	$188.1
Operating income	4.8	6.5

Equipment Sales and Operating Income

Sales of $261.9 increased $73.8, primarily from higher air separation plant sales, partially offset by lower LNG heat exchanger sales. Currency effects improved sales by 2%, due primarily to the strengthening of the Pound Sterling.

Operating income of $4.8 decreased $1.7 from the prior year, which included a $2.4 net expense for global cost reduction plan charges. Operating income decreased from reduced LNG heat exchanger activity, partially offset by increased activity in other product lines, including air separation plant sales.

The sales backlog for the equipment segment at 30 June 2004 was $256.6 compared to $296.5 at 30 June 2003 and $258.8 at September 2003. Four LNG heat exchangers remain in the sales backlog.

All Other

All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense.

	Nine Months
	Ended 30 June
	2004	2003
Operating loss	$(36.0)	$(31.2)
Equity affiliates’ income	—	8.3

The operating loss of $36.0 increased $4.8, primarily from an accrual for costs associated with uninsured litigation. Other miscellaneous items were not individually material in the comparison to the prior year.

Other equity affiliates’ income of $8.3 in 2003 represents a favorable adjustment recorded in the prior year associated with a divested business not associated with any of the company’s current segments.

PENSION BENEFITS

Refer to the notes to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 17 to the consolidated financial statements in the company’s 2003 annual report on Form 10-K.

LITIGATION

Refer to the notes to the consolidated financial statements for information concerning the company’s involvement in an uninsured legal proceeding.

2004 OUTLOOK

The company’s priority is to improve return on capital. Action plans are in place to load existing assets, drive productivity, focus capital spending on growth areas, and continuously improve the company’s portfolio of businesses. The discussion below highlights some of these action plans, and outlines the areas of opportunity, challenge, and risk, on which management is focused. The combination of improving volumes and the potential to lower costs should have a favorable impact on the company’s businesses and returns for the rest of fiscal 2004. Any significant upfront costs associated with possible portfolio management and cost reduction actions could reduce near-term results.

Economic Environment

Domestic manufacturing activity in the first nine months of 2004 improved, up 3.6% from the prior year. Indications are that consumer demand remains healthy, plans for new plant and equipment investment remain high, and domestic manufacturing inventories continue to remain tight. We are optimistic these three factors should contribute to sustained growth in manufacturing output in the near term. Our economic outlook contains variability around customer activity levels given near term uncertainty about slowing economic growth.

The translation of foreign earnings into U.S. dollars had a favorable impact on the company’s income as a result of the weaker dollar. The company has seen evidence of the strong Euro impacting European economic activity and volumes and therefore remains cautious about economic growth in Europe.

Gases

The Gases business continued to demonstrate improvement in both sales and operating income growth in the third quarter. Volume growth is expected, particularly in the Electronics business. In EPI, hydrogen volumes will benefit from the new facility in Lake Charles, Louisiana, which came onstream in the third quarter. In EPI, bidding activity continues as refiners finalize projects to meet 2006 and 2007 fuel specifications. The company announced plans for three new hydrogen facilities, which are expected to come on-stream in fiscal year 2006. Pricing for the fourth quarter is expected to remain solid, except for Electronics, where average selling price declines are expected to continue.

Strong growth is anticipated to continue in the Healthcare business, and spending on homecare acquisitions in fiscal year 2004 should be in the upper end of the previously estimated range of $50-75. During the first nine months of the fiscal year, four small homecare businesses were acquired.

Chemicals

Higher raw material costs not contractually passed through to customers had a negative impact on Chemicals segment results during the first nine months of the year. The company has implemented price increases across a number of products, including performance polymers and several amines product lines. The company is beginning to see success in passing these cost increases through to customers, but has not yet reached acceptable profit levels. A long-term supply arrangement to purchase methanol for domestic methylamines production and reduce raw material cost volatility was expected to start in the fourth quarter. However, the start of this supply arrangement has been delayed and the company now anticipates a start date in the first quarter of fiscal 2005.

In Performance Materials, volume improvement should continue with the improving manufacturing environment. In Chemical Intermediates, volumes declined in the third quarter, partly due to seasonality and partly due to a planned customer outage. The company expects a moderate increase in volumes within Chemical Intermediates in the fourth quarter.

A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in June 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier’s financing and has continued to supply additional financing. Total loans to the supplier at 30 June 2004 totaled $50.8. If the supplier does not continue to operate, the sales and profitability of the Chemicals segment could be materially impacted on an annual basis because of the company’s inability to supply all of its customers’ base requirements. The company does not expect a material loss related to this supplier.

Equipment

In Equipment, three new LNG orders were received during the first nine months of the year. Four LNG heat exchangers remain in the sales back log. While sales backlog is down slightly, the quality of the backlog has improved.

Selling and Administrative Expense

The company has identified opportunities to drive productivity in S&A spending. In particular, the company’s SAP project is focused on lowering transaction costs, which are mainly contained in S&A. The company now has the majority of its business on its new SAP system and is already identifying ways to improve productivity.

Global Cost Reduction Plans

A global cost reduction plan was announced in the third quarter of fiscal 2003. As part of this plan, the company decided to pursue the sale of its European methylamines and derivatives business (EM&D). In April 2004, the company announced the proposed sale of this business, which is pending regulatory approval. Although the timing of the EM&D divestiture is later than originally planned, the projected cost savings associated with the global cost reduction plan of $38 in 2004 will not be materially impacted. In addition, the company is on track to achieve the projected cost savings of $59 in 2005.

Capital Expenditures

The company will maintain discipline in its capital spending. Capital expenditures for new plant and equipment are expected to be approximately $700 in 2004. In addition, the company intends to continue to evaluate acquisition opportunities and investments in affiliated entities, choosing only the best opportunities. It is anticipated these expenditures will be funded primarily with cash from operations.

Litigation

In the normal course of business, the company is occasionally involved in uninsured legal proceedings. (Refer to the notes to the consolidated financial statements for further information.) The company does not expect that any sums it may have to pay, if any, in connection with these matters would have a materially adverse effect on its consolidated financial position or net cash flows, even though a future charge for any damage award could have a significant impact on the company’s net income in the period in which it is recorded.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.

Operating Activities

Net cash provided by operating activities decreased $34.4, or 5%. Before working capital changes, the contribution of net income after adjustments to reconcile income to cash provided by operating activities was up $196.0. Net income increased by $170.0. Adjustments favorably contributing to the change in cash provided by operating activities included depreciation expense, deferred income taxes and other operating changes. The increase in depreciation expense of $38.4 was due principally to currency effects and acquisitions. Deferred taxes increased $50.3 due to higher temporary differences associated with the repatriation of earnings from foreign subsidiaries and the exchange of the Eurobonds. The increase in other operating changes of $48.0 was principally due to an increase in noncurrent liabilities as a result of higher pension expense. These favorable impacts were offset by changes in working capital and the prior year impairment of long-lived assets. The increase in cash used for working capital of $230.4 reflects higher sales, the timing of normal payments and accruals, and higher cash contributions to the pension plans. Additionally, receivables increased due to process changes with customers associated with the company’s SAP project. The expenses for the impairment of long-lived assets decreased by $89.0 due to the 2003 global cost reduction plan.

Investing Activities

Cash used for investing activities decreased $24.9, due primarily to lower acquisitions, partially offset by higher additions to plant and equipment and lower proceeds from the sale of assets and investments. Acquisitions in 2004, totaling $62.6, principally included four small U.S. homecare businesses. Acquisitions in 2003, totaling $234.2, included American Homecare Supply, LLC, additional small homecare businesses and Sanwa. The company sold its Canadian packaged gas business in 2003 for proceeds of $41.2.

Capital expenditures are detailed in the following table:

	Nine Months Ended
	30 June
	2004	2003
Additions to plant and equipment	$494.8	$440.0
Investment in and advances to unconsolidated affiliates	18.2	6.1
Acquisitions, less cash acquired	62.6	234.2
Long-term debt assumed in acquisitions	—	4.0
Capital leases	7.0	8.2

	$582.6	$692.5

Financing Activities

Cash used for financing activities declined $135.2. The decrease is primarily due to higher long-term debt proceeds of $119.9 and an increase in cash provided by the issuance of stock for options and award plans of $75.1 due to an increase in stock option exercises, partially offset by higher long and short-term debt repayments of $44.1. Long-term borrowings consisted mainly of a $125.0 seven-year, fixed-rate borrowing with a coupon rate of 4.125% and an additional $98.7 Eurobonds as discussed below.

Total debt at 30 June 2004 and 30 September 2003, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 36% and 39%, respectively. Total debt decreased from $2,510.7 at 30 September 2003 to $2,459.8 at 30 June 2004, as long and short-term debt repayments exceeded new debt proceeds by $102.4. The impact of this debt repayment was partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency debt.

At 30 September 2003, the company’s committed lines of credit totaled $600, maturing in January 2005. During the first quarter of 2004, the company replaced these commitments with a new $700 multicurrency revolving credit facility, maturing in December 2008. No borrowings were outstanding under these commitments. Additional commitments totaling $38.8 are maintained by the company’s foreign subsidiaries, of which $6.1 was utilized at 30 June 2004.

The estimated fair value of the company’s long-term debt, including current portion, as of 30 June 2004 is $2,420.3 compared to a book value of $2,350.6.

On 9 January 2004, the company filed a Form S-3 Registration Statement with the U.S. Securities and Exchange Commission, which became effective on 26 January 2004. The shelf registration enables the company to issue up to $1 billion of debt and equity securities. The primary use of the proceeds is expected to be to refund future long-term debt maturities.

On 8 April 2004, the company exchanged Euro 209.3 ($252.9) of 6% Eurobonds maturing on 30 March 2005 for an issuance of Euro 218.3 ($263.9) of 4.25% Eurobonds maturing 10 April 2012. An additional Euro 81.7 ($98.7) of 4.25% Eurobonds maturing 10 April 2012 were issued for cash, which funded the repayment of outstanding commercial paper.

CONTRACTUAL OBLIGATIONS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the company’s 2003 annual report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the company’s 2003 annual report on Form 10-K. The company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.

MARKET RISKS AND SENSITIVITY ANALYSIS

Information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company’s 2003 annual report on Form 10-K. There was no material change to market risk sensitivity since 30 September 2003.

The net financial instrument position of the company decreased from a liability of $2,542.1 at 30 September 2003 to a liability of $2,485.9 at 30 June 2004 primarily due to a reduction in long-term debt and the impact of higher U.S. Dollar and Euro interest rates on the market value of fixed rate debt, partially offset by the impact of a weaker U.S. Dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.

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

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2003 annual report on Form 10-K. Information concerning the company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. There have been no other changes in accounting policy in the current period that had a material impact on the company’s financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB published a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” to clarify some of the provisions of Interpretation No. 46. In December 2003, the FASB also issued a revised Statement of Financial Accounting Standard (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which added disclosure requirements for defined benefit plans. In May 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).” This FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. See the notes to the consolidated financial statements for information concerning the company’s implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; charges related to currently unplanned portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; and the timing and rate at which tax credits can be utilized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis on page 29 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 30 June 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the Company is in the midst of an SAP implementation. As a result, certain changes have been made to the Company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

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

Current Report on Form 8-K dated 28 April 2004, in which Items 7 and 12 of such Form were reported.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc. (Registrant)
Date: 28 July 2004	By:	/s/Paul E. Huck
Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.