Form 10-K
period 2004-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2004-12-13
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)	[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 30 September 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-1274455
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

7201 Hamilton Boulevard, Allentown, Pennsylvania	18195-1501
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 481-4911
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, par value $1.00 per share	New York and Pacific

Preferred Stock Purchase Rights	New York and Pacific

8¾ % Debentures Due 2021	New York

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X]   NO [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2004 was $11.3 billion. For purposes of the foregoing calculations (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant’s grantor trust, described under Item 12 of this Report, is deemed a non-affiliate.

     The number of shares of Common Stock outstanding as of 1 December 2004 was 227,309,877.

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the fiscal year ended 30 September 2004. With the exception of those portions that are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.

     Proxy Statement for Annual Meeting of Shareholders to be held 27 January 2005 . . . Part III.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations at the time the document was originally prepared regarding important risk factors. Management does not anticipate publicly updating any of its expectations except as part of the quarterly earnings announcement process.

Actual results may differ materially from those forward-looking statements expressed. In addition to important risk factors and uncertainties referred to in the Management’s Discussion and Analysis, which is included under Item 7 herein, factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events or outcomes that the Company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the Company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover increased energy and raw material costs from customers; uninsured litigation judgments or settlements; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; charges related to currently unplanned portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; and the timing and rate at which tax credits can be utilized.

ii

iii

PART I

ITEM 1. Business.

     Through internal development and by acquisitions, Air Products and Chemicals, Inc. has established an internationally recognized industrial gas and related industrial process equipment business and developed strong positions as a producer of certain chemicals.

     The gases business segment recovers and distributes industrial gases such as oxygen, nitrogen, helium, argon, and hydrogen, and a variety of medical and specialty gases, and also includes the Company’s healthcare business. The chemicals business segment produces and markets performance materials and chemical intermediates. The equipment business segment supplies cryogenic and other process equipment and related engineering services.

     Financial information concerning the Company’s business segments appears in Note 21 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 2004 Financial Review Section of the Annual Report.

     As used in this Report, the term “Air Products” or “Company” includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.

GASES

     The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified, or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide), and helium (purchased or refined from crude helium). Medical and specialty gases (which include fluorine products; rare gases such as xenon, krypton, and neon; and more common gases of high purity) are manufactured or precisely blended by the Company or purchased for resale. The gases segment also includes the Company’s electronics business, global healthcare, power generation, and flue gas treatment businesses.

     The Company’s gas business involves three principal modes of supply:

     “On-site/pipeline” supply—For large volume or “tonnage” users of industrial gases, a plant is built adjacent to, on, or near the customer’s facility—hence the term “on-site.” Alternatively, the gases are delivered through a pipeline from nearby locations. Supply is generally made under long-term contracts, typically five to twenty years in duration. In numerous areas—the Houston (Texas) Ship Channel including the Port Arthur, Texas, area; “Silicon Valley,” California; Los Angeles, California; Phoenix, Arizona; Decatur, Alabama; Central Louisiana; Rotterdam, the Netherlands; Korea; Singapore; Taiwan; Malaysia; and Brazil—Air Products’ hydrogen, oxygen, carbon monoxide, or nitrogen gas pipelines serve multiple customers from one or more centrally located plants. Industrial gas companies in which the Company has less than controlling interests have pipelines in Thailand, Singapore, and South Africa.

     Liquid bulk supply—Smaller volumes of industrial gas products are delivered to thousands of customers in liquid or gaseous form by tanker trucks or tube trailers. These liquid bulk customers use equipment designed and installed by Air Products to store the product near the point of use, normally in liquid state, and vaporize the product into gaseous state for their use as needed. Some customers are also supplied by small on-site generators using noncryogenic technology based on adsorption and membrane technology which, in certain circumstances, the Company sells to its customers. Liquid bulk customers’ contract terms normally are from three to five years.

     Packaged gases supply—Industrial and various specialty and medical gases also can be delivered in cylinders, dewars, and lecture bottle sizes. The Company operates packaged gas businesses in Europe, Asia, and Brazil, but in the United States, only sells packaged gases for electronics gases, helium used in magnetic resonance imaging, and oxygen used by patients in their home.

     Oxygen, nitrogen, argon, and hydrogen sold to liquid bulk customers are usually recovered or generated at large “stand-alone” facilities located near industrial areas or high-tech centers, or at small noncryogenic generators, or are taken from on-site plants used primarily to supply tonnage users. On-site plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a liquid bulk market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide, and low dew point gases using adsorption technology.

     Sales of atmospheric gases—oxygen, nitrogen, and argon—constituted approximately 24 percent of Air Products’ consolidated sales in fiscal year 2004, 25 percent in fiscal year 2003, and 26 percent in fiscal year 2002. Sales of industrial gases—principally oxygen, nitrogen, and hydrogen—to the chemical process industry and the electronics industry, the largest consuming industries, were approximately 19 percent and 14 percent, respectively, of Air Products’ consolidated sales in fiscal year 2004.

     Other important consumers of Air Products’ industrial and specialty gases are the basic steel industry, the oil industry (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining), the food industry (which uses liquid nitrogen for food freezing), and the institutional healthcare industry. Air Products believes that it is the largest liquefier of hydrogen, which it supplies to many customers, including the National Aeronautics and Space Administration for its space shuttle program.

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

     The electronics business of Air Products is a materials and services solutions provider to the electronics industry supplying consumable products that surround its customers’ process tools. These products include industrial gases, electronic specialty gases (such as silane, arsine, silicon tetrafluoride, nitrogen trifluoride, carbon tetrafluoride, hexafluoromethane, and tungsten hexafluoride), electronic specialty chemicals, high purity wet process chemicals, and photolithography products. In certain circumstances the Company sells equipment related to the use, handling, and storage of such electronic gases and chemicals.

     Sales of industrial gases and sales of specialty products to the electronics industry and others are made principally through regional offices in the United States, Europe, South America, Africa, and Asia.

     Electricity and hydrocarbons, including natural gas as a feedstock for producing certain gases, are important to Air Products’ gas business. See “Raw Materials and Energy.” The Company’s large truck fleet, which delivers products to liquid bulk customers, requires a readily available supply of gasoline or diesel fuel. Also, environmental and health laws and regulations will continue to affect the Company’s gas businesses. See “Environmental Controls.”

     Air Products operates and has 50 percent interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California and in a 24-megawatt gas-fired combined cycle power generation facility near Rotterdam, the Netherlands. A 112-megawatt gas-fueled power generation facility, in which the Company has a 48.8 percent interest, operates in Thailand and supplies electricity to a state-owned electricity generating authority and steam and electricity to an Air Products industrial gases affiliate. The Company also constructed, operates, and has a 50 percent interest in a flue gas treatment facility in Indiana. Additional information with respect to the Company’s power generation and flue gas treatment businesses is included in Notes 8 and 19 to the Consolidated Financial Statements included under Item 8 herein.

CHEMICALS

     The Company’s chemicals businesses consist of performance materials and chemical intermediates, where the Company is able to differentiate itself by the performance of its products in the customer’s application, the technical service that the Company provides, and the scale of production and the production technology employed by the Company.

     Chemical sales are supported from various locations in North America, Europe, Asia, and Africa, and through sales representatives or distributors in most industrialized countries. Dry products are delivered in railcars, trucks, drums, bags, and cartons. Liquid products are delivered by barge, rail tank cars, tank trailers, drums and pails, and, at one location, by pipeline.

     The chemicals business depends on adequate energy sources, including natural gas as a feedstock for the production of certain products (see “Raw Materials and Energy”), and will continue to be affected by various environmental and health laws and regulations (see “Environmental Controls”).

Performance Materials

     The principal businesses of performance materials are Performance Polymers, Performance Solutions, and Performance Products. Total sales from the performance materials business constituted approximately 15 percent of Air Products’ consolidated sales in fiscal year 2004, 15 percent in fiscal year 2003, and 17 percent in fiscal year 2002. Air

Products’ performance materials are differentiated from the competition based on their functionality when used in the customer’s products and applications, and by the technical service the Company provides.

     Performance Polymers— Air Products owns 65 percent of a worldwide joint venture with Wacker-Chemie GmbH that produces polymer emulsions and pressure-sensitive adhesives. The Company also owns 20 percent of a worldwide joint venture with Wacker-Chemie GmbH that produces redispersible powders made from polymer emulsions.

     Air Products’ polymers are water-based and water-soluble emulsion products derived primarily from vinyl acetate monomer. The Company’s major emulsions products are AIRFLEX® vinyl acetate-ethylene copolymer emulsions and vinyl acetate homopolymer emulsions. The Company also produces emulsions that incorporate vinyl chloride and various acrylates in the polymer. These products are used in adhesives, nonwoven fabric binders, paper coatings, paints, inks, and carpet backing binder formulations.

     Performance Solutions—These products are primarily acetylenic alcohols and amines that are used as performance additives in coatings, lubricants, electro-deposition processes, agricultural formulations, and corrosion inhibitors.

     Performance Products—These products include polyurethane catalysts and surfactants that are used as performance control additives and processing aids in the production of both flexible and rigid polyurethane foam around the world. The principal end markets for polyurethane foams include furniture cushioning, insulation, carpet underlay, bedding, and automobile seating.

     Performance Products also includes epoxy additives such as polyamides, aromatic amines, cycloaliphatic amines, reactive diluents, and specialty epoxy resins that are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites, and electrical laminates.

Chemical Intermediates

     The chemical intermediates businesses use the Company’s proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces nitric acid as a raw material for its products. Total third-party sales from the chemical intermediates businesses constituted 10 percent of Air Products’ consolidated sales in each of fiscal years 2004, 2003, and 2002.

     Amines—The Company produces a broad range of amines using ammonia, methanol, and other alcohol feedstocks purchased from various suppliers. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company’s customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, rubber chemicals, and pharmaceuticals. Additional ammonia is purchased and converted to ammonium nitrate prills and solutions that are primarily sold to customers as fertilizers or for other chemical applications. In 2004 the Company shut down its methanol and ammonia production facilities and began purchasing all of its methanol and ammonia requirements. The Company has announced its plan to sell the European methylamines and derivatives business.

     Polyurethane Intermediates—The Company produces dinitrotoluene (“DNT”) and toluene diamine (“TDA”) for use as intermediates by the Company’s customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding, and seating in automobiles. Most of the Company’s production of DNT and TDA is sold under long-term contracts to a small number of customers.

EQUIPMENT

     The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide, and low dew point gases using membrane technology. This segment further designs and builds cryogenic transportation containers for liquid helium and hydrogen. Customers include companies involved in chemical and petrochemical manufacturing, oil and gas recovery and processing, power generation, and steel and primary metal production. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the gases segment and for sale in industrial markets that include the Company’s international industrial gas joint ventures.

     The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $297 million on 30 September 2004, approximately 30 percent of which relates to cryogenic air separation, and 46 percent of which relates to liquefied natural gas, as compared with a total backlog of approximately $259 million on 30 September 2003. It is expected that approximately $220 million of the backlog on 30 September 2004 will be completed during fiscal year 2005.

GENERAL

Foreign Operations

     Air Products, through subsidiaries and affiliates, conducts business in numerous countries outside the United States. The structure of the Air Products gas business in Europe is comparable to the Company’s United States operation, except that in Europe the Company is also engaged in a broader packaged gas business. Air Products’ international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.

     The Company’s industrial gas segment, through investments ranging from wholly owned subsidiaries to minority ownership interests, does business in approximately 35 countries outside the United States. Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, Canada, and Mexico, and throughout Europe and Asia in 16 and ten countries, respectively. There are 50 percent industrial gas joint ventures in Canada and Trinidad and Tobago, seven countries in Europe, four in Asia, and two in Africa, and less than controlling interests in Africa, Canada, and Mexico, four countries in Europe, and five in Asia. The Company has a 50 percent joint venture in the U.K. that is developing products relating to silicon wafer polishing, chemical mechanical planarization processes, and hard disk polishing. The Company also has a 50 percent interest in a power generation facility in the Netherlands and a 48.8 percent interest in one in Thailand.

     The principal geographic markets for the Company’s chemical products are in 12 countries, with operations in North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Germany, Italy, the Netherlands, the United Kingdom, Australia, Japan, Korea, China, Taiwan, and Mexico. The polymer emulsions and pressure-sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the United States, Germany, Mexico, and Korea, along with a technical service center in Shanghai, China. Headquarters for the 20 percent investment in the redispersible powder venture with Wacker-Chemie GmbH are in Germany with manufacturing facilities in Germany and the United States. The Company also has controlling interests in Korea and Taiwan and less than controlling interests in Japan and Ireland that sell chemicals to the electronics industry.

     Financial information about Air Products’ foreign operations and investments is included in Notes 8, 17, and 21 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under “Foreign Currency,” and information on Company exposure to currency fluctuations is included in Note 6 to the Consolidated Financial Statements included under Item 8 herein. Export sales from operations in the United States to unconsolidated customers amounted to $496 million, $497 million, and $533 million in fiscal years 2004, 2003, and 2002, respectively. Total export sales in fiscal year 2004 included $301 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales and electronic specialty materials sales.

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

     The Company’s market-oriented approach to technology development encompasses research and development and engineering, as well as commercial development.

     The amount expended by the Company on research and development during fiscal year 2004 was $127 million, $121 million in fiscal year 2003, and $120 million in fiscal year 2002. The amount expended by the Company on customer-

sponsored research activities during fiscal year 2004 was $14 million, $15 million in fiscal year 2003, and $18 million in fiscal year 2002.

     In the gases and equipment segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases, electronic specialty gases, electronic specialty chemicals, and hydrocarbons; developing new products; and developing new and improved applications for such products. It is through such applications and improvements that the Company has become a major supplier to the electronics and chemical process industries, including gases from air separation, specialty gases, and hydrogen. Additionally, technology development for the equipment business is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production, liquefaction, and separation.

     In the chemicals segment, technology development is primarily concerned with new products and applications to strengthen and extend the Company’s present positions in polymer and performance materials. In addition, a major continuing effort supports the development of new and improved process and manufacturing technology for chemical intermediates and polymers.

     A corporate research group supports the research efforts of the Company’s various businesses. This group includes the Company’s Corporate Science and Technology Center, which conducts research in areas important to the long-term growth of the Company with focus on performance materials.

     As of 1 November 2004, Air Products owned 1,061 United States patents and 2,102 foreign patents. The Company is also licensed under certain patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.

Raw Materials and Energy

     The Company manufactures hydrogen, carbon monoxide, synthesis gas, and carbon dioxide principally from natural gas. Such products accounted for approximately 13 percent of the Company’s consolidated sales in fiscal year 2004. The Company’s principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer that supports the performance polymer business, the Company is heavily dependent on a single supplier under a long-term contract that produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 26 percent of the Company’s consolidated sales in fiscal year 2004. Natural gas is an energy source at a number of the Company’s facilities. The Company also purchases ammonia under long-term contracts as a feedstock for several of its chemicals facilities. During 2005, the Company will begin purchasing methanol under a long-term supply arrangement. Methanol, produced from natural gas, is a feedstock in methylamine production.

     A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the Company, the Company agreed to participate in the supplier’s financing and has continued to provide additional financing. Total loans to the supplier at 30 September 2004 totaled $55.3 million. If the supplier does not continue to operate, the sales and profitability of the chemicals segment could be materially impacted on an annual basis because of the Company’s inability to supply all of its customers’ base requirements. The Company does not expect a material loss related to this supplier.

     The Company’s industrial gas facilities use substantial amounts of electrical power. Electricity is the largest cost input for the production of atmospheric gases. Any shortage of electrical power or interruption of its supply or increase in its price that cannot be passed through to customers for competitive reasons will adversely affect the liquid bulk gas business of the Company.

     In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal year 2004, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

Environmental Controls

     The Company is subject to various environmental laws and regulations in the United States and foreign countries where it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. Additionally, from time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company’s accounting policies on environmental expenditures are discussed in Note 1 to the Consolidated Financial Statements included under Item 8 herein.

     The amounts charged to earnings on an after-tax basis related to environmental matters totaled $32 million in 2004, $30 million in 2003, and $24 million in 2002. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be $32 million in 2005 and $33 million in 2006.

     Although precise amounts are difficult to define, the Company estimates that in fiscal year 2004 it spent approximately $18 million on capital projects to control pollution versus $16 million in 2003. Capital expenditures to control pollution in future years are estimated at approximately $15 million in 2005 and $17 million in 2006.

     To the extent long-term contracts have been entered into for supply of product, such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.

     It is the Company’s policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $9 million to a reasonably possible upper exposure of $19 million. The accrual on the balance sheet for 30 September 2004 was $14 million and for 30 September 2003 was $15 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.

Competition

     The Company’s businesses face strong competition from others, some of which are larger and have greater resources than Air Products.

     Air Products’ industrial gas business competes in the United States with three major sellers and with several regional sellers. Competition in industrial gas markets is based primarily on price, reliability of supply, and furnishing or developing applications for use of such gases by customers, and in some cases the provisions of other services or products such as power and steam generation. Similar competitive situations exist in European and Asian industrial gas markets in which the Company competes against one or more larger entrenched competitors in most countries.

     The division of the Company’s gas business that serves the electronics industry offers electronic specialty gases, chemicals, services, and equipment. These products face competition from competitors who vary from product to product, ranging from niche suppliers having only a single product, to larger and more vertically integrated chemical companies with greater financial resources than the Company. Competition in these products is principally on the basis of price, quality, product performance, and reliability of product supply.

     Competition in the institutional market of the global healthcare business is principally from other large, established industrial gas companies using business models (long-term product supply agreements) that are similar to those the companies utilize for other industrial gas supply relationships. Competition in this market is principally based on price, quality, service, and reliability of supply. Homecare is served by national and local providers, and in the U.S. there are over 2,000 regional and local providers. The homecare market is highly competitive. In the United States reimbursement levels are established by fee schedules regulated by Medicare and Medicaid, or by the levels negotiated with insurance companies. Accordingly, in the United States, homecare companies compete primarily on the basis of service. Maintaining competitiveness requires efficient logistics, reimbursement, and accounts receivable systems. The Company intends to attempt to acquire additional homecare companies, provided that such companies can be acquired on terms deemed reasonable by management.

     The number of the Company’s principal competitors in the chemicals business varies from product to product, and it is not practical to identify such competitors because of the broad range of the Company’s chemical products and the markets served, although the Company believes it has a leading or strong market position in most of its chemical products. For amines the competition is principally from other large chemical companies that also have the ability to provide competitive pricing, reliability of supply, technical service assistance, and quality products and services. The possibility of back integration by large customers is the major competitive factor for the sale of polyurethane additives. In its other chemical products, the Company competes with a large number of chemical companies, some of which are larger, possess greater financial resources, and are more vertically integrated than the Company. Competition in these products is principally on the basis of price, quality, product performance, reliability of product supply, and technical service assistance.

     The Company’s equipment business competes in all aspects with a great number of firms, some of which have greater financial resources than Air Products. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

Insurance

     The Company’s policy is to obtain public liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. The Company maintains public liability and property insurance coverage at amounts that management believes are sufficient to meet the Company’s anticipated needs in light of historical experience to cover future litigation and claims. There is no assurance, however, that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

Employees

     On 30 September 2004, the Company (including majority-owned subsidiaries) had approximately 19,900 employees of whom 19,300 were full-time employees, and of whom approximately 9,200 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next three to four years. The Company considers relations with its employees to be satisfactory and does not believe that any expiring collective bargaining agreements will result in a material adverse impact on the Company.

Available Information

     All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act (the “1934 Act Reports”), are available free of charge through the Company’s Internet website at www.airproducts.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. All 1934 Act Reports filed during the period covered by this Report were available on the Company’s website on the same day as filing.

     The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is www.sec.gov.

Executive Officers of the Company

     The Company’s executive officers and their respective positions and ages on 1 December 2004 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
W. Douglas Brown (C)	58	Vice President, General Counsel, and Secretary (became Vice President, General Counsel, and Secretary in 1999)

Name	Age	Office
Mark L. Bye (C)	48	Group Vice President–Gases and Equipment (became Group Vice President–Gases and Equipment in 2003; President–Air Products Asia in 2001; and Vice President–Performance Chemicals Division prior thereto)

Paul E. Huck (C)	54	Vice President and Chief Financial Officer
		(became Vice President and Chief Financial Officer in 2004; Vice President and Corporate Controller in 2002; Vice President–Project Management Office in 2000; Vice President and Corporate Controller prior thereto)

John P. Jones III (A)(B)(C)	54	Chairman, President, and Chief Executive Officer (became Chairman and Chief Executive Officer in 2000; President and Chief Operating Officer prior thereto)

Arthur T. Katsaros (C)	57	Group Vice President–Development and Technology
		(became Group Vice President–Development and Technology in 2003; Group Vice President–Engineered Systems and Development in 2001; Group Vice President–Engineered Systems and Operations Group prior thereto)

John F. McGlade (C)	50	Group Vice President–Chemicals
		(became Group Vice President–Chemicals in 2003; Vice President–Chemicals Group Business Divisions in 2003; Vice President and General Manager–Performance Chemicals Division in 2001; and Vice President and General Manager, Chemical and Process Industries and Energy Systems prior thereto)

Lynn C. Minella (C)	46	Vice President — Human Resources
		(became Vice President, Human Resources in 2004; Vice President, Human Resources, Software Group, International Business Machines Corporation in 2003; Vice President, Human Resources, Technology Group, International Business Machines Corporation in 2001; Vice President, Human Resources, Global Services Americas, International Business Machines Corporation prior thereto)

(A)	Member, Board of Directors

(B)	Member, Executive Committee of the Board of Directors

(C)	Member, Corporate Executive Committee

ITEM 2. Properties.

     The principal executive offices of Air Products are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in owned facilities in Hersham, near London, England and Hattingen, Germany. Administrative offices are also located in leased facilities in the Allentown and Philadelphia areas in Pennsylvania; Dublin, Ohio; Mississauga, Ontario, Canada; Tokyo, Japan; Hong Kong, the People’s Republic of China; Singapore; Brussels, Belgium; Paris, France; Barcelona, Spain; and Sao Paulo, Brazil. The management considers the Company’s manufacturing facilities, described in more detail below, to be adequate to support the business efficiently. The following information with respect to properties is as of 30 September 2004.

Gases

     In the United States, the gases segment has approximately 200 plant facilities in 34 states, the majority of which recover nitrogen, oxygen, and argon. The Company has three facilities that produce specialty gases, three facilities that clean electronic parts, three facilities that produce electronic chemicals, and 27 facilities that produce and/or recover hydrogen throughout the United States. Helium is recovered at two plants in Kansas and Texas. There are 16 sales offices located in 9 states. The property on which these plants are located is owned by Air Products at approximately one-fourth of the locations, and leased by Air Products at the remaining locations. However, in virtually all cases, the plant itself is owned and operated by Air Products. Air Products owns approximately 25 percent of its industrial gas sales offices and cylinder distribution centers, including related real estate, and leases the other 75 percent.

          Air Products’ European plant facilities total 61 and include seven facilities that recover hydrogen, five facilities that manufacture dissolved acetylene, one facility that recovers carbon monoxide, and two facilities that produce electronic chemicals. The majority of European plants recover nitrogen, oxygen, and argon. In addition, there are five specialty gas centers. There are 105 sales offices and/or cylinder distribution centers in Europe, and several additional facilities located in Brazil, Canada, Puerto Rico, and the Middle East.

          In Asia the gases segment has approximately 97 plant facilities in eight countries, including three equipment manufacturing facilities, an electronic chemicals facility, and eight facilities that produce and/or recover hydrogen. The property on which these plants are located is owned by Air Products at approximately one-fifth of the locations, and leased by Air Products at the remaining locations. There are approximately 40 sales offices and distribution centers located throughout the region, half of which are owned sites and the remainder leased. Representative offices are located in Taiwan and in Hong Kong, Beijing, and Shanghai in the People’s Republic of China.

          Global healthcare has 173 facilities in the United States, Canada, Argentina, Brazil, Mexico, South Africa, and five countries in Europe. The majority of the facilities for global healthcare are leased.

Chemicals

          The chemicals segment manufactures amines, nitric acid, and ammonia products at its Pace, Florida facility; alkylamines at its St. Gabriel, Louisiana facility and its Camacari, Bahia, Brazil facility; polyvinyl acetate emulsions at its South Brunswick, New Jersey facility; dinitrotoluene at its Geismar, Louisiana facility; polyvinyl acetate emulsions at its Cologne, Germany facility; nitric acid, dinitrotoluene, and toluene diamine at its Pasadena, Texas facility; polyvinyl acetate emulsions and acetylenic chemicals at its Calvert City, Kentucky facility; specialty amines at its Wichita, Kansas facility; and epoxy additives at its facilities in Manchester, England, and Los Angeles, California. The chemicals segment manufactures polyurethane additives and polyurethane specialty products (AIRTHANE®/VERSATHANE®) at its Paulsboro, New Jersey facility that is leased in part and owned in part. The chemicals segment also manufactures polyvinyl acetate emulsions at four smaller locations.

          The chemicals segment has 12 plant facilities, two sales offices, and one laboratory in the United States, and operates three plants, three sales/representative offices, and two laboratories in Europe, two laboratories in Brazil and Japan, one plant in Brazil, one plant in each of Singapore and Korea, and sales offices in Australia, Brazil, Mexico, the People’s Republic of China, Japan, Korea, and Singapore, and representative offices in Beijing, Shanghai, and Hong Kong in the People’s Republic of China. Substantially all of the chemicals segment’s plants and real estate are owned. The Company leases approximately 75 percent of the offices and 25 percent are owned.

Equipment

          The principal facilities utilized by the equipment segment include six plants and two sales offices in the United States, two plants and one office in Europe, four offices in Japan and the People’s Republic of China, and three plants in Korea, Taiwan, and the People’s Republic of China. Air Products owns approximately 50 percent of the facilities and real estate in this segment and leases the remaining 50 percent.

ITEM 3. Legal Proceedings.

          In the normal course of business Air Products and its subsidiaries are involved in legal proceedings including proceedings involving governmental authorities under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 40 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position, nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Additional information on the Company’s environmental exposure is included under “Environmental Controls.”

ITEM 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

          The Company’s Common Stock, ticker symbol “APD,” is listed on the New York and Pacific Stock Exchanges. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below. Cash dividends on Air Products’ common stock are paid quarterly. The Company’s objective is to pay dividends consistent with the reinvestment of earnings necessary for long-term growth.

               It is the Company’s expectation that comparable cash dividends will continue to be paid in the future.

Quarterly Stock Information

2004	High	Low	Close	Dividend
First	$53.07	$44.12	$52.83	$.23
Second	55.40	46.71	50.12	.23
Third	53.20	47.49	52.45	.29
Fourth	55.76	48.42	54.38	.29
				$1.04

2003	High	Low	Close	Dividend
First	$46.50	$40.34	$42.75	$.21
Second	44.20	36.97	41.43	.21
Third	44.25	40.72	41.60	.23
Fourth	48.78	40.50	45.10	.23
				$.88

          The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences, and limitations as between series. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company’s Transfer Agent and Registrar is American Stock Transfer and Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8200 (all other locations), Internet website www.amstock.com, and e-mail address info@amstock.com.

          As of 1 December 2004, there were 10,547 record holders of the Company’s Common Stock.

ITEM 6. Selected Financial Data.

          The tabular information appearing under “Five-Year Summary of Selected Financial Data” on page 68 of the 2004 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          The textual information appearing under “Management’s Discussion and Analysis” on pages 15 through 36 of the 2004 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

          The textual information appearing under “Market Risks and Sensitivity Analysis” on pages 31 and 32 of the 2004 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

          The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG LLP dated 27 October 2004, appearing on pages 37 through 68 of the 2004 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable.

ITEM 9A. Controls and Procedures.

          Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of 30 September 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

ITEM 9B. Other Information.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

          The biographical information relating to the Company’s directors, appearing on pages 7 through 9 of the Proxy Statement relating to the Company’s 2004 Annual Meeting of Shareholders, is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.

          Information on Section 16(a) Beneficial Ownership Reporting Compliance, appearing on page 27 of the Proxy Statement relating to the Company’s 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

          The Company’s existing Code of Conduct, which has applied to all employees, was updated in 2003 to comply with the requirements of Sarbanes-Oxley and the New York Stock Exchange, including by clarifying its application to its principal executive officer, principal financial officer, principal accounting officer, and directors. The text of the Code of Conduct was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K. The Code of Conduct can also be found at the Company’s Internet website at www.airproducts.com/responsibility/governance/codeofconduct.htm.

ITEM 11. Executive Compensation.

          The information under “Compensation of Executive Officers” which includes “Report of the Management Development and Compensation Committee,” “Executive Compensation Tables,” “Severance and Employment Arrangements,” “Change in Control Arrangements,” and “Information About Stock Performance and Ownership,” appearing on pages 16 through 25 of the Proxy Statement relating to the Company’s 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

          The following table provides information as of 30 September 2004, about Company Stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans, including plans approved by shareholders and plans that have not been approved by shareholders in reliance on the New York Stock Exchange’s traditional treasury stock or other applicable exception to the Exchange’s listing requirements.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders	21,298,900 (1)	$37.76	7,423,099 (2)
Equity compensation plans not approved by security holders	5,411,655 (3)	$35.58	1,387,167 (4)
Total	26,710,555	$37.31	8,810,266

(1)	Represents Long-Term Incentive Plan outstanding options and deferred stock units (“DSUs”) that have been granted. DSUs entitle the recipient to one share of Company common stock upon earn out, which is conditioned on continued employment during the deferral period and may also be conditioned on meeting certain performance targets. The deferral period generally ends upon death, disability, or retirement.

(2)	Represents authorized shares that were available for future grants as of 30 September 2004. These shares may be used for options, DSUs, restricted stock, and other stock-based awards to officers, directors, and key employees.

(3)	Represents outstanding options under Global Employee Stock Awards (2,381,283), the Stock Incentive Plan (1,989,930), the Stock Option Plan for Directors (96,000), and the U.K. Savings-Related Share Option Schemes (774,108). This number also includes DSUs under the Deferred Compensation Plan for Directors (91,720), the Annual Incentive Plan (36,966), and the Supplementary Savings Plan (41,648). DSUs issued under these plans are purchased for the fair market value of the underlying shares of stock with eligible deferred compensation, except for that portion of directors fees that is paid in DSUs as described above.

(4)	The number also includes a reserve of (887,167) shares available for stock option awards under the U.K. Savings-Related Share Option Schemes, a (250,000) reserve for the Annual Incentive Plan and Supplementary Savings Plan and (250,000) reserve for the Deferred Compensation Plan for Directors.

          Global Employee Stock Option Awards and Stock Incentive Program – All stock options under these plans were granted at fair market value on the date of grant, first become exercisable three years after grant, and terminate ten years after the date of grant or upon the earlier termination of employment for reasons other than retirement, disability, death, or involuntary termination due to Company action necessitated by business conditions. No further awards will be made under these plans.

          Stock Option Plan for Directors – All stock options under this plan were granted at fair market value on the date of grant. The options become exercisable in six months after grant and remain exercisable for nine and one-half years unless the director resigns from our Board after serving for less than six years (other than because of disability or death). No further awards will be made under this plan.

          The Air Products PLC U.K. Savings-Related Share Option Scheme and the Air Products Group Limited U.K. Savings-Related Share Option Scheme (together, the “U.K. Plan”) are employee benefit plans for employees of Air Products PLC (and certain of its U.K. subsidiaries) and Air Products Group Limited (and certain of its U.K. subsidiaries), respectively (together, the “U.K. Companies”). Employees participate in the U.K. Plan by electing to do so during a brief invitation period. An employee who elects to participate elects a five- or seven-year option period and has amounts of salary automatically withheld and contributed to a savings account at a bank not affiliated with the Company. At the end of the five-year savings period, a tax-free bonus is added to the employee’s account. An employee who elects a seven-year option and retains his savings account for seven years receives a further bonus at the end of the seventh year. At the end of the option period, the participant may use his savings to purchase shares of Company Stock at the fixed option price or receive in cash the amount of his savings and bonus(es). His election must be made within six months of the close of the option period. The option price is an amount determined by the directors of the U.K. Company on the date the option is granted, which may not be less than 90 percent of Market Value (as defined in the U.K. Plan) on the date of grant.

          Deferred Compensation Plan for Directors - Our compensation plan for non-employee directors mandates that one-half of each director’s quarterly retainer is paid in DSUs. Directors have the opportunity to purchase more DSUs with up to all of the rest of their retainers and meeting fees. Retainer and meeting fee dollars (plus dividend equivalents earned on the director’s existing DSU account during the quarter) are converted to DSUs based on the market value of a share of Company Stock on the second business day preceding the date the dollars would have been paid to the director. (Retainers and meeting fees are paid quarterly in arrears.) New directors and directors continuing in office after our annual meetings were awarded 1,000 DSUs. Each DSU also accrues dividend equivalents which are equal to the dividends that would have been paid on a share of stock during the period the DSUs are outstanding. Accumulated dividend equivalents are converted to DSUs on a quarterly basis. DSUs provide our directors with the financial equivalent of owning Company Stock participating in quarterly dividend reinvestment, which they cannot sell until after they leave our Board, except that DSUs have no voting rights. Directors may transfer DSUs by gift to family members.

          The Annual Incentive Plan is the annual cash bonus plan for executives and key salaried employees of the Company and its subsidiaries. Terms applicable to the Plan were approved by shareholders in order to permit the continued exclusion of compensation payable under it from the deduction limitations imposed by Section 162(m) of the Internal Revenue Code. The Plan is administered by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”). All or a portion of bonuses granted to a participant may be deferred at the election of the participant or at the discretion of the Compensation Committee (“Deferred Awards”).

          The dollar amount of Deferred Awards granted to a participant is initially credited to an unfunded account that earns interest credits. Participants with Deferred Awards are periodically permitted while employed by the Company to irrevocably convert all or a portion of their accounts to an account deemed to be invested in Company Stock. Upon conversion, the Company Stock account is credited with deferred stock units (“DSUs”) based on the fair market value of a share of Company Stock on the date of crediting. Dividend equivalents corresponding to the number of DSUs are credited quarterly to the interest-bearing account. DSUs are paid after, but no later than ten years after, termination of employment in shares of Company Stock, unless the Compensation Committee determines otherwise. Upon a change in control of the Company, DSUs become payable immediately in cash.

          The Company’s Supplementary Savings Plan is an unfunded employee retirement benefit plan available to certain of the Company’s U.S.-based management and other highly compensated employees (and those of its subsidiaries) whose participation in the Company’s Retirement Savings and Stock Ownership Plan (the “RSSOP”) is limited by federal tax laws. Participants may defer a portion of base salary which cannot be contributed to the RSSOP because of tax limitations (“Elective Deferrals”) and earn matching contributions from the Company they would have received if their Elective Deferrals had been contributed to the RSSOP (“Matching Credits”). The dollar amount of Elective Deferrals and Matching Credits is initially credited to an unfunded account, which earns interest credits. Participants are periodically permitted while employed by the Company to irrevocably convert all or a portion of their interest bearing account to DSUs in a

Company Stock account. Conversion and crediting of earnings to, and payments from, the Company Stock account is the same as described above as to Deferred Awards granted under the Annual Incentive Plan.

          The information set forth in the sections headed “Persons Owning More than 5% of Air Products Stock as of September 30, 2004,” and “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2004,” appearing on pages 26 through 27 of the Proxy Statement relating to the Company’s 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

          Not applicable.

ITEM 14. Principal Accountant Fees and Services.

          The information presented on pages 13 and 14 of the Proxy Statement relating to the Company’s 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

          (a) The following documents are filed as a part of this Report to the extent below noted:

          1. The 2004 Financial Review Section of the Company’s 2004 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:

(Page references to 2004 Financial Review Section of the Annual Report)

Management’s Discussion and Analysis	15
Report of Independent Registered Public Accounting Firm	37
Consolidated Income Statements for the three years ended 30 September 2004	38
Consolidated Balance Sheets at 30 September 2004 and 2003	39
Consolidated Statements of Cash Flows for the three years ended 30 September 2004	40
Consolidated Statements of Shareholders’ Equity for the three years ended 30 September 2004	41
Notes to the Consolidated Financial Statements	42
Business Segment and Geographic Information	65
Five-Year Summary of Selected Financial Data	68

          2. The following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2004 Financial Review Section of the Annual Report to Shareholders:

(Page references to this Report)

Report of Independent Registered Public Accounting Firm on Schedule	17

Consolidated Schedule for the years ended 30 September 2004, 2003, and 2002 as follows:

Schedule
Number
II Valuation and Qualifying Accounts	18

          All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

          3. Exhibits.

          Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 19 of this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Paul E. Huck

Paul E. Huck
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: 13 December 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John P. Jones III (John P. Jones III) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)	13 December 2004

* (Mario L. Baeza) Director	13 December 2004

* (Michael J. Donahue) Director	13 December 2004

* (Ursula F. Fairbairn) Director	13 December 2004

* W. Douglas Ford Director	13 December 2004

Signature and Title	Date

* (Edward E. Hagenlocker) Director	13 December 2004

* (James F. Hardymon) Director	13 December 2004

* (Terrence Murray) Director	13 December 2004

* (Lawrence S. Smith) Director	13 December 2004

* (Lawrason D. Thomas) Director	13 December 2004

* W. Douglas Brown, Vice President, General Counsel, and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ W. Douglas Brown

W. Douglas Brown
Attorney-in-Fact

Date: 13 December 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:

          Under date of 27 October 2004, we reported on the consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the years in the three year period then ended as contained in the Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Philadelphia, Pennsylvania
27 October 2004

SCHEDULE II CONSOLIDATED

AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended 30 September 2004, 2003, and 2002

				Other Changes
		Additions		Increase(Decrease)
	Balance at	Charged	Charged	Cumulative		Balance
	Beginning	to	to other	Translation		at End of
Classification	of period	Expense	Accounts(1)	Adjustment	Other(2)	Period(3)
			(in millions of dollars)
Year Ended 30 September 2004
Allowance for doubtful accounts	$22	$18	$2	$1	$(13)	$30
Year Ended 30 September 2003
Allowance for doubtful accounts	$12	$12	$4	$1	$(7)	$22
Year Ended 30 September 2002
Allowance for doubtful accounts	$10	$14	$1	$—	$(13)	$12

Notes:

[1] Includes primarily collections on accounts previously written off.

[2] Primarily includes write-offs of uncollectible accounts.

[3] Increase in account balance at 30 September 2003 primarily attributed to the acquisition of American Homecare Supply, LLC.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	By-Laws of the Company. (Filed as Exhibit 3.1 to the Company’s Form 8-K Report dated 18 September 1997.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

(4)	Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1	Rights Agreement, dated as of 19 March 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated 19 March 1998, as amended by Form 8-A/A dated 16 July 1998.)*

4.2	Amended and Restated Credit Agreement dated as of 16 September 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank (as amended). (Filed as Exhibit 4.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

(10)	Material Contracts.

10.1	1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1989.)*

10.2	The Rules of the United Kingdom Savings-Related Share Option Scheme of the Company as adopted on 24 October 1997, as amended on 1 October 1999 and 5 November 1999. (Filed as Exhibit 10.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.3	Amended and Restated Supplementary Savings Plan of the Company effective 1 April 1998, reflecting amendments through 30 September 2002. (Filed as Exhibit 10.3 to the Company’s 10-Q Report for the quarter ended 31 March 2003.)*

10.4	Amended and Restated Supplementary Pension Plan of the Company effective 1 May 2003. (Filed as Exhibit 10.2 to the Company’s 10-Q Report for the quarter ended 31 March 2003.)*

10.5	Stock Option Program for Directors of the Company, formerly known as the Stock Option Plan for Directors. Effective 23 January 2003, this Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder.

10.6	Letter dated 7 July 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1998.)*

10.7	Air Products and Chemicals, Inc. Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

10.8	Air Products and Chemicals, Inc. Change of Control Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

Exhibit No.	Description

10.9	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of 1 August 1999. (Filed as Exhibit 10.13 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.9(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted 1 January 2000. (Filed as Exhibit 10.13(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.10	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of 1 August 1999. (Filed as Exhibit 10.14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.10(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted 1 January 2000. (Filed as Exhibit 10.14(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.11	Form of Severance Agreements that the Company has with each of its U.S. Executive Officers. (Filed as Exhibit 10.16 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.12	Amended and Restated Long Term Incentive Plan of the Company, effective 23 January 2003. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2003.)*

10.13	Form of Award Agreement under the Long Term Incentive Plan of the Company, used for the FY2004 awards. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report filed for the quarter ended 31 December 2003.)*

10.14	Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2002.)*

10.15	Compensation Program for Directors of the Company, effective 1 October 2003. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report filed for the quarter ended 31 December 2003.)*

10.16	Deferred Compensation Program for Directors of the Company, formerly known as the Deferred Compensation Plan for Directors of the Company. Effective 23 January 2003, the Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder.

10.17	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.18	Terms and Conditions of the Global Employee Stock Option Awards of the Company effective 1 October 1995, 1997, and 1999. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.19	Terms and Conditions of the Stock Incentive Awards of the Company effective 1 October 1999, 2000, 2001, and 2002.

10.20	Air Products and Chemicals, Inc. Corporate Executive Committee Retention/Separation Program, effective July 17, 2003. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

10.21	Air Products and Chemicals, Inc. Retirement Savings and Stock Ownership Plan as amended and restated effective 1 October 1997 to reflect law and other changes effective through 30 September 2002. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report filed for the quarter ended 31 December 2003.)*

10.22	Form of Severance Agreement that the Company has with one U.S. Executive Officer, effective 20 November 2003. (Filed as Exhibit 10.25 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

12	Computation of Ratios of Earnings to Fixed Charges.

Exhibit No.	Description

13	2004 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended 30 September 2004, which is furnished to the Commission for information only and not filed except as portions are expressly incorporated by reference in this Report.

14	Code of Ethics. (Filed as Exhibit 14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.