Form 10-Q
period 2004-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2005-02-08
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended 31 December 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 January 2005

Common Stock, $1 par value	227,598,633

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

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2005 Outlook included on pages 19-20 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 23.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)

	31 December 2004	30 September 2004

ASSETS

CURRENT ASSETS
Cash and cash items	$272.7	$146.3
Trade receivables, less allowances for doubtful accounts	1,515.1	1,454.7
Inventories	519.3	505.9
Contracts in progress, less progress billings	24.0	71.3
Other current assets	279.9	238.7

TOTAL CURRENT ASSETS	2,611.0	2,416.9

INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	672.1	629.8
PLANT AND EQUIPMENT, at cost	12,763.7	12,201.5
Less Accumulated depreciation	6,846.1	6,499.3

PLANT AND EQUIPMENT, net	5,917.6	5,702.2

GOODWILL	917.9	830.5
INTANGIBLE ASSETS, net	104.4	101.4
OTHER NONCURRENT ASSETS	430.4	359.6

TOTAL ASSETS	$10,653.4	$10,040.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,345.5	$1,319.6
Accrued income taxes	135.6	105.9
Short-term borrowings	33.3	35.4
Current portion of long-term debt	290.5	244.7

TOTAL CURRENT LIABILITIES	1,804.9	1,705.6

LONG-TERM DEBT	2,241.4	2,113.6
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	894.4	820.3
DEFERRED INCOME TAXES	788.1	788.0

TOTAL LIABILITIES	5,728.8	5,427.5

MINORITY INTEREST IN SUBSIDIARY COMPANIES	183.8	168.9

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share, issued 2005 and 2004- 249,455,584 shares)	249.4	249.4
Capital in excess of par value	574.2	551.8
Retained earnings	4,989.2	4,887.1
Accumulated other comprehensive income (loss)	(301.1)	(440.7)
Treasury stock, at cost (2005 – 22,143,707 shares; 2004 – 22,153,707 shares)	(764.5)	(764.8)
Shares in trust (2005 – 238,105 shares; 2004 – 1,527,101 shares)	(6.4)	(38.8)

TOTAL SHAREHOLDERS’ EQUITY	4,740.8	4,444.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,653.4	$10,040.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)

	Three Months Ended
	31 December
	2004	2003

SALES	$1,991.0	$1,684.9
COSTS AND EXPENSES
Cost of sales	1,475.5	1,230.2
Selling and administrative	252.8	231.4
Research and development	33.1	30.0
Other (income) expense, net	(8.7)	(5.5)

OPERATING INCOME	238.3	198.8
Equity affiliates’ income	25.5	19.6
Interest expense	27.8	30.9

INCOME BEFORE TAXES AND MINORITY INTEREST	236.0	187.5
Income tax provision	64.9	51.3
Minority interest (a)	4.3	4.4

NET INCOME	$166.8	$131.8

BASIC EARNINGS PER COMMON SHARE	$.74	$.59

DILUTED EARNINGS PER COMMON SHARE	$.72	$.58

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	226.4	221.9

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	232.3	227.0

DIVIDENDS DECLARED PER COMMON SHARE – Cash	$.29	$.23

(a) Minority interest primarily includes before-tax amounts.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2004	2003

NET INCOME	$166.8	$131.8

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $1.7 in 2005 and $.1 in 2004	2.8	.1
Net unrecognized loss on derivatives qualifying as hedges, net of income tax of $3.8 in 2005 and $.5 in 2004	(6.9)	(1.1)
Foreign currency translation adjustments, net of income tax of $38.0 in 2005 and $49.5 in 2004	143.7	56.4

TOTAL OTHER COMPREHENSIVE INCOME	139.6	55.4

COMPREHENSIVE INCOME	$306.4	$187.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2004	2003

OPERATING ACTIVITIES
Net Income	$166.8	$131.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	179.4	174.4
Deferred income taxes	16.6	23.1
Undistributed earnings of unconsolidated affiliates	(5.9)	(12.0)
Gain on sale of assets and investments	(.3)	(1.2)
Other	11.1	29.8

Subtotal	367.7	345.9
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(2.8)	(32.8)
Inventories and contracts in progress	45.8	(4.0)
Payables and accrued liabilities	(57.3)	(18.5)
Other	1.9	(84.9)

CASH PROVIDED BY OPERATING ACTIVITIES	355.3	205.7

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(216.1)	(152.3)
Investment in and advances to unconsolidated affiliates	(3.5)	(2.2)
Acquisitions, less cash acquired (b)	(45.1)	(25.9)
Proceeds from sale of assets and investments	2.6	7.6
Other	1.4	.6

CASH USED FOR INVESTING ACTIVITIES	(260.7)	(172.2)

FINANCING ACTIVITIES
Long-term debt proceeds	59.5	146.7
Payments on long-term debt	(13.5)	(97.5)
Net increase (decrease) in commercial paper and short-term borrowings	2.7	(73.0)
Dividends paid to shareholders	(65.5)	(50.9)
Proceeds from stock option exercises	42.2	54.1

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	25.4	(20.6)

Effect of Exchange Rate Changes on Cash	6.4	3.8

Increase in Cash and Cash Items	126.4	16.7
Cash and Cash Items — Beginning of Year	146.3	76.2

Cash and Cash Items — End of Period	$272.7	$92.9

(a)	Excludes capital lease additions of $1.5 and $.7 for the three months ended 31 December 2004 and 2003, respectively.

(b)	Excludes $.6 of capital lease obligations assumed in acquisitions in the three months ended 31 December 2004.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2004	2003

Revenues from external customers
Gases	$1,442.7	$1,203.5
Chemicals	460.7	410.1
Equipment	87.6	71.3

Segment and Consolidated Totals	$1,991.0	$1,684.9

Operating income
Gases	$219.8	$182.3
Chemicals	20.0	24.5
Equipment	6.0	(.3)

Segment Totals	245.8	206.5

Corporate research and development and other income (expense)	(7.5)	(7.7)

Consolidated Totals	$238.3	$198.8

Equity affiliates’ income
Gases	$22.6	$17.7
Chemicals	2.9	1.9
Equipment	—	—

Segment and Consolidated Totals	$25.5	$19.6

(Millions of dollars)

	31 December	30 September
	2004	2004

Identifiable assets (a)
Gases	$7,693.1	$7,339.8
Chemicals	1,402.8	1,402.5
Equipment	214.6	226.4

Segment Totals	9,310.5	8,968.7

Corporate assets	670.8	441.9

Consolidated Totals	$9,981.3	$9,410.6

(a)	Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2004	2003

Revenues from external customers
United States	$1,138.9	$943.2
Canada	18.5	19.6

Total North America	1,157.4	962.8

United Kingdom	154.2	147.4
Spain	115.6	105.0
Other Europe	295.8	254.3

Total Europe	565.6	506.7

Asia	229.6	171.8
Latin America	38.4	43.6

Total	$1,991.0	$1,684.9

Note:	Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except for share data)

MAJOR ACCOUNTING POLICIES

Refer to the company’s 2004 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2005.

Share-Based Compensation

At 31 December 2004, the company had various stock-based compensation plans as described in Note 15 to the consolidated financial statements in the company’s 2004 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) as discussed under New Accounting Standards below.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock option plans.

	Three Months Ended
	31 December
	2004	2003

Net income, as reported	$166.8	$131.8
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(6.9)	(7.5)

Pro forma net income	$159.9	$124.3

Basic Earnings per Share
As reported	$.74	$.59
Pro forma	$.71	$.56

Diluted Earnings per Share
As reported	$.72	$.58
Pro forma	$.69	$.55

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after 15 June 2005. The company will adopt this Statement as of 1 October 2005. Adoption of SFAS No. 151 will not have a material effect on the company’s consolidated financial statements because its inventory accounting policies are consistent with the requirements of this Statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity’s future cash flows are expected to change significantly as a result of the exchange. The company adopted SFAS No. 153 as of 1 January 2005 and will apply the provisions of this Statement prospectively to nonmonetary asset exchange transactions. This Statement is not expected to have a material impact on the company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which requires companies to expense the grant-date fair value of employee stock options. The company currently applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for employee stock options. Companies are required to adopt SFAS No. 123R using a modified prospective method (i.e., recording compensation cost for new and modified awards and also for the unvested portion of previously issued and outstanding awards). SFAS No. 123R is effective fiscal periods beginning after 15 June 2005 and earlier adoption is encouraged. The company is planning to adopt this Statement on 1 July 2005 and restate prior periods. The impact of expensing stock options in 2004 is a reduction of diluted earnings per share of $.13 per the pro forma disclosures required by SFAS No. 123. The estimated impact of adopting SFAS No. 123R will be to reduce diluted earnings per share by approximately $.12 in 2005.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act).” FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction is not available to the company until fiscal year 2006. The company is evaluating the effect the manufacturers’ deduction will have in future fiscal years.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act creates a temporary incentive for U. S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. FSP FAS 109-2 provides additional time for the company to evaluate the impact of the Act in applying SFAS No. 109. Until the U. S. Congress and the Treasury Department issue final guidance to clarify key elements in the Act, the company is unable to determine the amount of possible earnings repatriation or the tax impact of the dividends deduction.

GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2004, are as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2004	$721.2	$99.3	$10.0	$830.5
Acquisitions and adjustments	37.7	—	—	37.7
Currency translation	44.7	4.2	.8	49.7

Balance as of 31 December 2004	$803.6	$103.5	$10.8	$917.9

The increase in goodwill is primarily from the acquisition of two U.S. homecare businesses, for which goodwill totaled $30.2.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2004	2003

NUMERATOR
Net income used in basic and diluted EPS	$166.8	$131.8

DENOMINATOR (in millions)
Weighted average number of common	226.4	221.9
shares used in basic EPS
Effect of dilutive securities
Employee stock options	5.1	4.5
Other award plans	.8	.6

	5.9	5.1

Weighted average number of common	232.3	227.0
shares and dilutive potential common
shares used in diluted EPS

BASIC EPS	$.74	$.59

DILUTED EPS	$.72	$.58

PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net pension and other postretirement benefit cost are as follows:

	Three Months Ended 31 December
	2004	2003	2004	2003

	Pension Benefits		Other Benefits

Service cost	$19.7	$17.0	$1.2	$1.2
Interest cost	34.6	32.3	1.4	1.4
Expected return on plan assets	(35.9)	(28.7)	—	—
Prior service cost amortization	.8	.9	(.3)	(.3)
Actuarial loss (gain) amortization	8.3	8.6	.1	.1
Transition amount amortization	—	(.1)	—	—
Settlement and curtailment charges	.2	2.3	—	—
Special termination benefits	1.0	—	—	—
Other	.2	.8	—	—

Net periodic benefit cost	$28.9	$33.1	$2.4	$2.4

During the three months ended 31 December 2004, contributions of $20.2 were made. The company expects to contribute approximately $60 to the pension plans during the remainder of 2005. For the three months ended 31 December 2003, contributions of $10.5 were made. During 2004, total contributions were $277.0.

COMMITMENTS AND CONTINGENCIES

In 1999, the company made an investment in INOX, an Indian industrial gases company. As part of that transaction, put options were issued which gave the other (joint 50%) shareholders the right to require the company to purchase their shares (approximately 5.1 million) of INOX (renamed INOXAP) at a predefined price. The option period began January 2004 and extended through January 2006. On 22 January 2005, the company and the other shareholders extended and revised the terms of the option agreement. The other shareholders may give notice to exercise the revised put option between October and December 2010. The option, if exercised, would be effective on 31 July 2011. The option may also be exercised within six months of the death or permanent incapacity of the current Managing Director of INOXAP. The revised option price is based on a multiple of earnings formula, but not less than 630 Rupees per share. The U.S. dollar price of purchasing all 5.1 million shares at the minimum per share amount based on the current exchange rate would be approximately $74.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in the company’s 2004 annual report on Form 10-K. An analysis of results for the first quarter of 2005, including an update to the company’s 2005 Outlook, is provided in the Management’s Discussion and Analysis to follow.

All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with accounting principles generally accepted in the United States of America.

FIRST QUARTER 2005 VS. FIRST QUARTER 2004

FIRST QUARTER 2005 IN SUMMARY

•	The company achieved 20% plus earnings per share growth compared to the prior year for the fourth consecutive quarter.

•	Sales of $1,991 were up 18% from the prior year, driven by higher volumes across all business segments. Gases segment volumes were strong, particularly in the company’s refinery hydrogen and electronics growth businesses. In Chemicals, volumes improved in both the Performance Materials and Chemical Intermediates businesses. Equipment segment sales increased, mainly on higher liquefied natural gas (LNG) heat exchanger sales activity.

•	Operating income of $238 increased 20%. Strong volume increases, favorable currency effects and productivity gains were partially offset by higher costs for raw materials, productivity initiatives, and incentive compensation expense.

•	Net income of $167 increased 27% and diluted earnings per share of $.72 increased 24%. A summary table of changes in earnings per share is presented below.

•	Challenges in the Chemicals segment continued during the first quarter of 2005. While volume growth was solid, improving 6% from the prior year, rising feedstock costs again outpaced price increases.

•	As part of the global cost reduction plan announced in the third quarter of 2003, the company decided to pursue the sale of its European methylamines and derivatives business (EM&D). After a long regulatory process, the sale of the EM&D business was completed in December 2004.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2005 Outlook provided on pages 19-20.

Changes in Earnings per Share

	Three Months Ended
	31 December		Increase
	2004	2003	(Decrease)

Diluted Earnings per Share	$.72	$.58	$.14

Operating Income (after-tax)
Acquisitions			.01
Currency			.03
Underlying business
Volume			.18
Price/raw materials			(.04)
Costs			(.05)

Operating Income			.13

Other (after-tax)
Equity affiliates’ income			.02
Interest expense			.01
Average shares outstanding			(.02)

Other			.01

Total Change in Earnings per Share			$.14

RESULTS OF OPERATIONS

Consolidated Results

	Three Months Ended
	31 December
	2004	2003	% Change

Sales	$1,991.0	$1,684.9	18%
Cost of sales	1,475.5	1,230.2	20%
Selling and administrative	252.8	231.4	9%
Research and development	33.1	30.0	10%
Other (income) expense, net	(8.7)	(5.5)	58%
Operating Income	238.3	198.8	20%
Equity affiliates’ income	25.5	19.6	30%
Interest expense	27.8	30.9	(10%)
Effective tax rate	28%	28%	—
Net Income	166.8	131.8	27%
Basic Earnings per Share	$.74	$.59	25%
Diluted Earnings per Share	$.72	$.58	24%

Discussion of Consolidated Results

Sales

% Change from
Prior Year

Acquisitions	1%
Divestitures	(1%)
Currency	3%
Natural gas/raw material cost pass through	4%
Underlying business
Volume	11%
Price/mix	—

Total Consolidated Change	18%

Sales of $1,991.0 increased 18%, or $306.1. Underlying base business growth of 11% resulted from improved volumes across all business segments, as discussed in the Segment Analysis which follows. The acquisitions of U.S. homecare companies accounted for 1% of the increase. Sales increased 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and also the Pound Sterling. Higher natural gas/raw material cost pass through to customers accounted for an additional 4% of the sales increase.

Operating Income

Operating income of $238.3 increased 20%, or $39.5. Favorable operating income variances resulted from higher volumes for $58 and favorable currency effects for $11. Operating income decreased $18 from higher costs, including costs to implement productivity initiatives and incentive compensation expense. Productivity gains offset inflation. In the Chemicals segment, operating income decreased by $14 from higher costs for major raw materials not contractually passed through to customers or recovered via price increases.

Equity Affiliates’ Income

Income from equity affiliates of $25.5 increased $5.9, or 30%. Gases equity affiliates’ income increased $4.9, with higher income reported by the Latin American and Asian affiliates. Chemicals equity affiliates’ income increased $1.0 from the higher results reported by the global polymer joint venture.

Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions	3%
Divestitures	—
Currency	3%
Other costs	3%

Total S&A Change	9%

S&A expense of $252.8 increased 9%, or $21.4. S&A as a percent of sales declined to 12.7% from 13.7% in 2004. The acquisitions of U.S. homecare companies increased S&A by 3%. Currency effects, driven by the weakening of the U.S. dollar against the Euro and the Pound Sterling, increased S&A by 3%. Underlying costs increased 3%, primarily due to higher incentive compensation expense and costs associated with productivity initiatives. Productivity gains offset inflation.

Research and Development (R&D)

R&D increased 10%, or $3.1. R&D spending declined slightly as a percent of sales to 1.7% from 1.8% in 2004.

Other (Income) Expense, Net

Other income of $8.7 increased $3.2. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. No individual items were material in the comparison to the prior year.

Interest Expense

	Three Months
	Ended 31 December
	2004	2003

Interest incurred	$29.8	$32.5
Less: interest capitalized	2.0	1.6

Interest expense	$27.8	$30.9

Interest incurred decreased $2.7. The decrease resulted from a lower average debt balance excluding currency effects and lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 28% in the first quarter of both 2005 and 2004.

Net Income

Net income was $166.8 compared to $131.8 in 2004. Diluted earnings per share of $.72 compared to $.58 in 2004. A summary table of changes in earnings per share is presented on page 14.

Segment Analysis

Gases

	Three Months
	Ended 31 December
	2004	2003	% Change

Sales	$1,442.7	$1,203.5	20%
Operating income	219.8	182.3	21%
Equity affiliates’ income	22.6	17.7	28%

Gases Sales

% Change from Prior Year

Acquisitions	2%
Divestitures	(1%)
Currency	3%
Natural gas/raw material cost pass through	4%
Underlying business
Volume	12%
Price/mix	—

Total Gases Change	20%

Sales of $1,442.7 increased 20%, or $239.2. The acquisitions of U.S. homecare companies accounted for 2% of the increase. Sales increased 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and also the Pound Sterling. Higher natural gas cost pass through to customers accounted for an additional 4% of the sales increase.

Underlying base business sales growth of 12% was driven by higher volumes, primarily in Electronics and Energy and Process Industries (EPI).

•	Electronic specialty materials volumes increased, due to growth in both the semiconductor and flat-panel display markets.

•	On-site and pipeline volumes in EPI were up 16%, led by stronger HYCO (hydrogen and carbon monoxide) volumes. Volumes in 2005 benefited from new plant capacity and also spot sale opportunities. Hydrogen growth continues to be led by the ongoing trend for refiners to meet lower sulfur specifications.

•	Liquid bulk volumes in North America improved 3%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes improved 3%, in line with the improving economy. Liquid hydrogen volumes improved from demand by the government sector.

•	Liquid bulk volumes in Europe declined 1%. Underlying base business was essentially flat in line with the manufacturing economy. New customer additions did not fully offset lost business.

•	Packaged gas volumes in Europe declined 1%, reflecting a weak manufacturing environment and fewer workdays this year.

•	LOX/LIN volumes in Asia were up a strong 21%, driven mainly by solid demand growth across the region, particularly in Korea and Taiwan. The company experienced some slowing in China, principally related to government actions to control steel production in northern China.

Overall, the impact of pricing on sales was essentially neutral, with anticipated lower average selling prices of electronic specialty materials offset by higher liquid bulk pricing in the U.S. and Europe.

•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume growth more than offset the average pricing declines.

•	Average pricing for LOX/LIN in North America increased 1%.

•	LOX/LIN pricing in Europe increased 2%.

Gases Operating Income

Operating income of $219.8 increased 21%, or $37.5. Favorable operating income variances resulted from higher volumes for $40 and favorable currency effects for $9. Operating income declined $8 from higher costs, including incentive compensation expense and costs to implement productivity initiatives.

Gases Equity Affiliates’ Income

Gases equity affiliates’ income of $22.6 increased $4.9, with higher income reported by the Latin American and Asian affiliates.

Chemicals

	Three Months
	Ended 31 December
	2004	2003	% Change

Sales	$460.7	$410.1	12%
Operating income	20.0	24.5	(18%)
Equity affiliates’ income	2.9	1.9	53%

Chemicals Sales

% Change from Prior Year

Acquisitions	—
Divestitures	(3%)
Currency	2%
Natural gas/raw material cost pass through	6%
Underlying business
Volume	6%
Price/mix	1%

Total Chemicals Change	12%

Sales of $460.7 increased 12%, or $50.6. Sales decreased 3% from the impact of the divestiture of the company’s Mexican polymers business. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for an additional 6% of the sales increase.

Underlying base business sales increased 6% from higher volumes in both the Performance Materials and Chemical Intermediates businesses.

•	In Performance Materials, base business volumes increased 7%, driven by improvements in epoxy and polyurethane additives and surfactants. Epoxy additive volumes were especially strong in Asia, with strong demand in the coatings market. Polyurethane additives benefited from strength in the construction and appliance market. Surfactant volumes were higher due to growth in existing accounts, increased penetration in Asia, and success in new product/market programs capitalizing on environmental trends. Worldwide emulsions volumes increased slightly, as the company is aggressively raising prices across this business and dealing with raw material shortages.

•	In Chemical Intermediates, base business volumes increased 3%, driven by higher North American methylamines and polyurethane intermediates (PUI). North American methylamines volumes increased from new contractual volumes. PUI volumes improved compared to 2004 which reflected the unfavorable impact from customer outages. Volumes in higher amines were lower due to raw material shortages and the company’s efforts to raise prices.

Chemicals Operating Income

Operating income of $20.0 declined 18%, or $4.5. Higher volumes accounted for an increase of $12 in operating income. Operating income declined $14 from higher costs for major raw materials not contractually passed through to customers or recovered via price increases. The company is focused on recovering raw material cost increases and plans to continue to aggressively raise prices. (Refer to the Chemicals outlook on page 20 which discusses the company’s focus on increasing recovery of raw material costs.) In addition, operating income decreased $10 from higher costs, including plant operating costs associated with plant turnarounds.

Chemicals Equity Affiliates’ Income

Chemicals equity affiliates’ income of $2.9 increased $1.0. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.

Equipment

	Three Months
	Ended 31 December
	2004	2003

Sales	$87.6	$71.3
Operating income (loss)	6.0	(.3)

Equipment Sales and Operating Income

Sales and operating income increased primarily from higher liquefied natural gas (LNG) heat exchanger sales activity. Currency effects improved sales by 5%, due primarily to the strengthening of the Pound Sterling.

The sales backlog at 31 December 2004 was $400 compared to $297 at 30 September 2004. The backlog at 31 December 2004 included seven LNG heat exchangers.

All Other

All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense.

	Three Months
	Ended 31 December
	2004	2003

Operating loss	$(7.5)	$(7.7)
Equity affiliates’ income	—	—

The operating loss of $7.5 was comparable to the prior year. No items individually were material in the comparison to the prior year.

PENSION BENEFITS

Refer to the notes to the consolidated financial statements on page 11 for details on pension cost and cash contributions. For additional information on the company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the company’s 2004 annual report on Form 10-K.

2005 OUTLOOK

The company’s priority is to improve return on capital. Action plans are in place to load existing assets, drive productivity, focus capital spending on growth areas, and continuously improve the company’s portfolio of businesses. The discussion below highlights some of these action plans, and outlines the areas of challenge, risk, and opportunity on which management is focused.

Economic Environment

Domestic manufacturing activity in the first quarter of 2005 improved, up 5% from the prior year. The company originally anticipated domestic manufacturing growth between 3% and 6% for the year, and the current forecast is in about the middle of this range. The original estimate for semiconductor growth was in the range of 0-5%, with the current estimate at the low end of this range. Flat-panel sales continue to grow and the company expects to achieve its 30% growth rate.

Gases

The Gases segment demonstrated both sales and operating income growth in the first quarter. The company expects a strong year-on-year improvement for the full year.

Volume growth is expected, particularly in the EPI and Electronics businesses. In EPI, hydrogen volumes will continue to benefit from new plant capacity. Bidding activity remains high as refiners finalize projects to meet new fuel specifications. In Electronics, the company continued to see strong business activity broadly in the first quarter. Overall volume growth more than offset pricing declines. Average selling price declines are expected to continue from continued pricing pressures.

A national price increase was implemented over most North American liquid bulk products effective 1 November 2004. Higher energy costs have negatively impacted this business in the first quarter, and in addition to the price increases, the company is aggressively implementing surcharges in this business. New business signings rate has improved, and the quality of these signings indicates we are on-track for higher volumes and improved profitability for this business.

Growth is anticipated to continue in the Healthcare business, and spending on homecare acquisitions is estimated in the range of $75 to $100 for 2005. During the first quarter of 2005, the company acquired two U.S. homecare businesses for $42.

Chemicals

Challenges in the Chemicals segment continued during the first quarter of 2005 as rising raw material costs again outpaced price increases. Chemicals segment results are expected to improve significantly during the remainder of 2005 as a result of seasonally stronger volumes and the company’s pricing actions.

Most of the increased raw material costs are in the company’s emulsions and amines businesses. The company is beginning to see success in passing raw material cost increases through to customers, but has not yet reached acceptable profit levels. The company has announced and will continue to implement price increases across most of its products. In December, the company began seeing the favorable impact of a long-term supply arrangement to purchase methanol for domestic methylamines production and reduce raw material cost volatility. This arrangement is now in place to contribute to profit improvement for the remainder of 2005.

Volumes will increase on higher demand for amines products which are driven by the agricultural season. The company also experiences seasonality in some other Chemical businesses, including emulsions and surfactants.

A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in June 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier’s financing and has continued to provide additional financing. Total loans to the supplier at 31 December 2004 were $58.3. If the supplier does not continue to operate, the sales and profitability of the Chemicals segment could be materially impacted because of the company’s inability to supply all of its customers’ base requirements. The company does not expect a material loss related to this supplier.

Equipment

During the first quarter of 2005, the company received two additional AP-X™ LNG heat exchanger orders, a new, proprietary technology that can significantly increase heat exchanger capacity. Sales backlog has increased and seven LNG heat exchangers remain in the sales backlog. The company anticipates profits for 2005 to more than double those achieved in 2004.

Selling and Administrative Expense

The company’s SAP project is focused on lowering transaction costs, which are mainly contained in S&A. The company now has the majority of its business on its new SAP system, has already identified ways to improve productivity, and is working to drive productivity in S&A spending.

Capital Expenditures

The company will maintain discipline in its capital spending. Capital expenditures for new plant and equipment are expected to be in the range of $900 to $950 in 2005, slightly higher than the initial forecast for 2005. The increase is primarily due to HYCO franchise opportunities. In addition, the company intends to continue to evaluate acquisition opportunities and investments in affiliated entities.

Productivity Initiatives

The company anticipates after-tax implementation costs of $.10 to $.15 per share to achieve productivity savings. Productivity initiatives are expected to remain on track to drive margin improvement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $149.6, or 73%. Net income increased by $35.0. The decrease in cash used for working capital of $127.8 was due to the timing of normal payments and accruals.

Investing Activities

Cash used for investing activities increased $88.5, due primarily to higher acquisitions and additions to plant and equipment. Acquisitions in 2005, totaling $45.1, principally included two U.S. homecare businesses. In 2004, the company acquired a U.S. homecare business for $25.9.

Capital expenditures are detailed in the following table:

	Three Months Ended
	31 December
	2004	2003

Additions to plant and equipment	$216.1	$152.3
Investment in and advances to unconsolidated affiliates	3.5	2.2
Acquisitions, less cash acquired	45.1	25.9
Capital leases	2.1	.7

	$266.8	$181.1

Financing Activities

Cash provided by financing activities was $25.4 in 2005, compared with cash used for financing activities of $20.6 in 2004. The $46.0 variance is due principally to the 2004 net decrease in commercial paper and short-term borrowings.

Total debt at 31 December 2004 and 30 September 2004, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 34% and 34%, respectively. Total debt increased from $2,393.7 at 30 September 2004 to $2,565.2 at 31 December 2004, due to the impact of a weaker U.S. dollar on the translation of foreign currency debt and the issuance of $50.0 of U.S. Industrial Revenue Bonds.

The company’s total multicurrency revolving facility, maturing in December 2008, amounted to $700 at 31 December 2004. No borrowings were outstanding under these commitments. Additional commitments totaling $56.0 are maintained by the company’s foreign subsidiaries, of which $15.0 was utilized at 31 December 2004.

At 31 December 2004, the company’s outstanding debt included $382.5 for a 6% Eurobond maturing in 2005 classified as long-term debt because of the company’s ability to refinance the debt under its existing committed lines of credit. The company’s intention is to refinance this 6% Eurobond on a long-term basis via the U.S. or European public debt markets.

The estimated fair value of the company’s long-term debt, including current portion, as of 31 December 2004 is $2,623.6, compared to a book value of $2,531.9.

CONTRACTUAL OBLIGATIONS

The company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the company’s 2004 annual report on Form 10-K.

COMMITMENTS AND CONTINGENCIES

In the normal course of business the company has commitments, lawsuits, contingent liabilities and claims. The company is also party to certain guarantee and warranty agreements. However, the company does not expect that any sum it may have to pay in connection with these matters will have a materially adverse effect on its consolidated financial condition, liquidity or results of operations. Refer to Note 19 to the consolidated financial statements in the company’s 2004 annual report on Form 10-K and the Commitment and Contingencies note in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the company’s 2004 annual report on Form 10-K. The company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.

MARKET RISKS AND SENSITIVITY ANALYSIS

Information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company’s 2004 annual report on Form 10-K. For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $219 and $199 in the net liability position of financial instruments at 31 December 2004 and 30 September 2004, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $211 and $197 in the net liability position of financial instruments at 31 December 2004 and 30 September 2004, respectively.

There was no material change to market risk sensitivity for interest rate risk since 30 September 2004.

The net financial instrument position of the company increased from a liability of $2,531.4 at 30 September 2004 to a liability of $2,780.9 at 31 December 2004, primarily due to the issuance of additional long-term debt and the impact of a weaker U.S. Dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts and interest rate and currency swaps.

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

The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2004 annual report on Form 10-K. Information concerning the company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements. There have been no other changes in accounting policy in the current period that had a material impact on the company’s financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which requires companies to expense the grant-date fair value of employee stock options.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act).” FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act provides a one-time special dividends deduction on the repatriation of certain foreign earnings. FSP FAS 109-2 provides additional time for the company to evaluate the impact of the Act in applying SFAS No. 109.

See the notes to the consolidated financial statements for information concerning the company’s implementation and impact of these new standards.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document are based on current expectations regarding important risk factors. Actual results may differ materially from those expressed. Factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events or outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; spikes in the pricing of natural gas; changes in government regulations; consequences of acts of war or terrorism impacting the United States’ and other markets; charges related to currently unplanned portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; the impact of new financial accounting standards, including the expensing of employee stock options; and the timing and rate at which tax credits can be utilized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis on page 22 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 31 December 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6.		Exhibits.

Exhibits required by Item 601 of Regulation S-K

	10.1	Form of Award Agreement under the Long Term Incentive Plan for FY2005 Awards.

	10.2	Compensation Program for Directors of the Company, Effective 1 October 2004.

	10.3	Description of Performance Criteria Under the Annual Incentive Plan of the Company.

	12.	Computation of Ratios of Earnings to Fixed Charges.

	31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 8 February 2005	By:	/s/ Paul E. Huck

Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long Term Incentive Plan for FY2005 Awards.

10.2	Compensation Program for Directors of the Company, Effective 1 October 2004.

10.3	Description of Performance Criteria Under the Annual Incentive Plan of the Company.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.