Form 10-Q
period 2005-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2005-08-03
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No ___
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   Ö   No ___
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 29 July 2005

Common Stock, $1 par value	221,695,571

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	30 June 2005	30 September 2004

ASSETS

CURRENT ASSETS
Cash and cash items	$82.1	$146.3
Trade receivables, less allowances for doubtful accounts	1,485.2	1,454.7
Inventories	516.7	505.9
Contracts in progress, less progress billings	83.9	71.3
Other current assets	254.6	238.7

TOTAL CURRENT ASSETS	2,422.5	2,416.9

INVESTMENTS IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	661.3	629.8
PLANT AND EQUIPMENT, at cost	12,732.4	12,201.5
Less accumulated depreciation	6,935.7	6,499.3

PLANT AND EQUIPMENT, net	5,796.7	5,702.2

GOODWILL	901.1	830.5
INTANGIBLE ASSETS, net	98.3	101.4
OTHER NONCURRENT ASSETS	429.9	359.6

TOTAL ASSETS	$10,309.8	$10,040.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,222.4	$1,319.6
Accrued income taxes	134.0	105.9
Short-term borrowings	276.6	35.4
Current portion of long-term debt	177.0	244.7

TOTAL CURRENT LIABILITIES	1,810.0	1,705.6

LONG-TERM DEBT	2,061.3	2,113.6
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	806.9	820.3
DEFERRED INCOME TAXES	837.6	788.0

TOTAL LIABILITIES	5,515.8	5,427.5

MINORITY INTEREST IN SUBSIDIARY COMPANIES	179.1	168.9

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2005 and 2004 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	602.3	551.8
Retained earnings	5,216.1	4,887.1
Accumulated other comprehensive income (loss)	(379.0)	(440.7)
Treasury stock, at cost (2005 - 26,227,728 shares; 2004 - 22,153,707 shares)	(1,073.9)	(764.8)
Shares in trust (2004 - 1,527,101 shares)	—	(38.8)

TOTAL SHAREHOLDERS’ EQUITY	4,614.9	4,444.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,309.8	$10,040.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2005	2004	2005	2004

SALES	$2,078.4	$1,892.5	$6,072.7	$5,433.9
COSTS AND EXPENSES
Cost of sales	1,531.7	1,388.3	4,476.1	3,988.1
Selling and administrative	261.1	243.7	771.1	725.5
Research and development	33.3	31.1	99.5	93.1
Other (income) expense, net	(10.5)	(4.3)	(27.3)	(15.4)

OPERATING INCOME	262.8	233.7	753.3	642.6
Equity affiliates’ income	26.3	24.2	77.0	65.8
Interest expense	25.9	29.5	83.5	92.7

INCOME BEFORE TAXES AND MINORITY INTEREST	263.2	228.4	746.8	615.7
Income tax provision	64.3	63.4	197.0	169.6
Minority interest (a)	8.3	2.0	17.1	10.1

NET INCOME	$190.6	$163.0	$532.7	$436.0

BASIC EARNINGS PER COMMON SHARE	$.84	$.73	$2.35	$1.95

DILUTED EARNINGS PER COMMON SHARE	$.82	$.71	$2.29	$1.91

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	226.7	224.5	227.1	223.4

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	232.4	229.4	232.9	228.4

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.32	$.29	$.93	$.75

(a) Minority interest primarily includes before-tax amounts.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	30 June
	2005	2004

NET INCOME	$190.6	$163.0

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $0 and $1.7	.1	3.0
Net unrecognized gain on derivatives qualifying as hedges, net of income tax (benefit) of $.9 and $(.5)	1.8	(.5)
Foreign currency translation adjustments, net of income tax (benefit) of $45.7 and $(2.0)	(82.6)	(28.8)
Change in minimum pension liability, net of income tax of $21.5	33.5	—

TOTAL OTHER COMPREHENSIVE INCOME	(47.2)	(26.3)

COMPREHENSIVE INCOME	$143.4	$136.7

(Millions of dollars)
	Nine Months Ended
	30 June
	2005	2004

NET INCOME	$532.7	$436.0

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $2.2 and $5.2	3.8	8.7
Net unrecognized gain (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $(2.4) and $0	(3.3)	—
Foreign currency translation adjustments, net of income tax (benefit) of $19.9 and $(24.9)	27.7	42.2
Change in minimum pension liability, net of income tax of $21.5	33.5	—

TOTAL OTHER COMPREHENSIVE INCOME	61.7	50.9

COMPREHENSIVE INCOME	$594.4	$486.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)
	Nine Months Ended
	30 June
	2005	2004

OPERATING ACTIVITIES
Net Income	$532.7	$436.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	531.8	524.0
Deferred income taxes	19.2	111.1
Undistributed earnings of unconsolidated affiliates	(42.2)	(28.4)
Gain on sale of assets and investments	(7.1)	(1.8)
Other	58.6	77.7

Subtotal	1,093.0	1,118.6
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(34.1)	(272.7)
Inventories and contracts in progress	(30.4)	(5.3)
Payables and accrued liabilities	(138.9)	(22.6)
Other	46.6	(121.9)

CASH PROVIDED BY OPERATING ACTIVITIES	936.2	696.1

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(678.8)	(494.8)
Investment in and advances to unconsolidated affiliates	(7.3)	(18.2)
Acquisitions, less cash acquired (b)	(72.7)	(62.6)
Proceeds from sale of assets and investments	54.0	18.9
Other	3.7	.7

CASH USED FOR INVESTING ACTIVITIES	(701.1)	(556.0)

FINANCING ACTIVITIES
Long-term debt proceeds	505.4	255.3
Payments on long-term debt	(593.3)	(296.6)
Net increase (decrease) in commercial paper and short-term borrowings	238.0	(61.1)
Dividends paid to shareholders	(204.7)	(153.7)
Purchase of Treasury Stock	(376.4)	—
Proceeds from stock option exercises	132.6	117.9

CASH USED FOR FINANCING ACTIVITIES	(298.4)	(138.2)

Effect of Exchange Rate Changes on Cash	(.9)	11.4

(Decrease) Increase in Cash and Cash Items	(64.2)	13.3
Cash and Cash Items — Beginning of Year	146.3	76.2

Cash and Cash Items — End of Period	$82.1	$89.5

          (a)  Excludes capital lease additions of $2.3 and $7.0 in 2005 and 2004, respectively.
          (b)  Excludes $.6 of capital lease obligations assumed in acquisitions in 2005.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2005	2004	2005	2004

Revenues from external customers
Gases	$1,479.1	$1,337.9	$4,333.6	$3,826.3
Chemicals	482.4	452.9	1,442.0	1,345.7
Equipment	116.9	101.7	297.1	261.9

Segment and Consolidated Totals	$2,078.4	$1,892.5	$6,072.7	$5,433.9

Operating income
Gases	$210.5	$213.0	$637.1	$584.7
Chemicals	49.1	29.9	114.1	89.1
Equipment	11.3	5.3	25.2	4.8

Segment Totals	270.9	248.2	776.4	678.6

Corporate research and development and other income (expense)	(8.1)	(14.5)	(23.1)	(36.0)

Consolidated Totals	$262.8	$233.7	$753.3	$642.6

Equity affiliates’ income
Gases	$21.9	$19.7	$67.0	$56.4
Chemicals	4.4	4.6	10.0	9.4
Equipment	—	(.1)	—	—

Segment and Consolidated Totals	$26.3	$24.2	$77.0	$65.8

(Millions of dollars)
	30 June	30 September
	2005	2004

Identifiable assets (a)
Gases	$7,653.1	$7,339.8
Chemicals	1,355.6	1,402.5
Equipment	239.5	226.4

Segment Totals	9,248.2	8,968.7

Corporate assets	400.3	441.9

Consolidated Totals	$9,648.5	$9,410.6

     (a)  Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2005	2004	2005	2004

Revenues from external customers
United States	$1,185.0	$1,086.9	$3,473.9	$3,073.2
Canada	18.4	16.7	54.2	57.8

Total North America	1,203.4	1,103.6	3,528.1	3,131.0

United Kingdom	155.9	180.6	450.1	506.2
Spain	122.9	115.1	353.0	328.2
Other Europe	301.0	258.7	905.8	795.6

Total Europe	579.8	554.4	1,708.9	1,630.0

Asia	249.0	192.9	711.3	546.0
Latin America	46.2	41.6	124.4	126.9

Total	$2,078.4	$1,892.5	$6,072.7	$5,433.9

Note:	Geographic information is based on country of origin. The Other Europe segment operates principally in Belgium, France, Germany, and the Netherlands. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
MAJOR ACCOUNTING POLICIES
Refer to the company’s 2004 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2005.
Share-Based Compensation
At 30 June 2005, the company had various stock-based compensation plans as described in Note 15 to the consolidated financial statements in the company’s 2004 annual report on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) as discussed under New Accounting Standards below.
The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock option plans.

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2005	2004	2005	2004

Net income, as reported	$190.6	$163.0	$532.7	$436.0
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(6.9)	(7.8)	(20.6)	(22.9)

Pro forma net income	$183.7	$155.2	$512.1	$413.1

Basic Earnings per Share
As reported	$.84	$.73	$2.35	$1.95
Pro forma	$.81	$.69	$2.26	$1.85

Diluted Earnings per Share
As reported	$.82	$.71	$2.29	$1.91
Pro forma	$.79	$.68	$2.20	$1.81

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
In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act creates a temporary incentive for U. S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. FSP FAS 109-2 provides additional time for the company to evaluate the impact of the Act in applying SFAS No. 109. Pending evaluation and interpretation of key elements in the Act, the company is unable to determine if it will utilize the temporary incentive and therefore is unable to determine the amount of possible earnings repatriation or the tax impact of the dividends deduction.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for changes in accounting principle whenever practicable, rather than including the cumulative effect of an accounting change in net income in the period of change. SFAS No. 154 applies to voluntary changes in accounting principle and also changes required by new accounting pronouncements if specific transition provisions are not provided. The company will adopt this Statement as of 1 October 2005.

GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2005, are as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2004	$721.2	$99.3	$10.0	$830.5
Acquisitions and adjustments	60.3	—	—	60.3
Currency translation	10.0	.1	.2	10.3

Balance as of 30 June 2005	$791.5	$99.4	$10.2	$901.1

The increase in goodwill is primarily related to acquisitions within the U.S. homecare businesses.
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2005	2004	2005	2004

NUMERATOR
Net income used in basic and diluted EPS	$190.6	$163.0	$532.7	$436.0

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	226.7	224.5	227.1	223.4
Effect of dilutive securities
Employee stock options	5.1	4.3	5.2	4.4
Other award plans	.6	.6	.6	.6

	5.7	4.9	5.8	5.0

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	232.4	229.4	232.9	228.4

BASIC EPS	$.84	$.73	$2.35	$1.95

DILUTED EPS	$.82	$.71	$2.29	$1.91

PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

	Three Months Ended 30 June
	2005	2004	2005	2004

	Pension Benefits		Other Benefits

Service cost	$18.4	$18.0	$1.1	$1.2
Interest cost	34.8	32.2	1.3	1.4
Expected return on plan assets	(36.4)	(31.2)	—	—
Prior service cost amortization	.9	.8	(.6)	(.2)
Actuarial loss amortization	9.4	8.3	.3	.1
Settlement and curtailment charges	—	1.8	—	—
Special termination benefits	.3	.3	—	—
Other	.8	.7	—	—

Net periodic benefit cost	$28.2	$30.9	$2.1	$2.5

	Nine Months Ended 30 June
	2005	2004	2005	2004

	Pension Benefits		Other Benefits

Service cost	$56.0	$54.1	$3.3	$3.6
Interest cost	105.0	96.1	3.9	4.2
Expected return on plan assets	(109.5)	(92.4)	—	—
Prior service cost amortization	2.7	2.5	(1.7)	(.7)
Actuarial loss amortization	28.5	25.6	1.0	.3
Transition amount amortization	.1	(.2)	—	—
Settlement and curtailment charges	.2	8.7	(.6)	—
Special termination benefits	4.2	.8	—	—
Other	1.5	2.3	—	—

Net periodic benefit cost	$88.7	$97.5	$5.9	$7.4

During the nine months ended 30 June 2005, contributions of $119 were made. The company expects to contribute approximately $13 to the pension plans during the remainder of 2005. For the nine months ended 30 June 2004, contributions of $204 were made. During 2004, total contributions were $277.
Effective 1 January 2005, the company amended the U.S. Retirement Savings Plan (see Note 18 to the company’s 2004 annual report) which resulted in a remeasurement of the pension expense and liability related to the plan. The significant assumptions as of the 1 January 2005 remeasurement date did not differ from those used in the 30 September 2004 valuation. The remeasurement resulted in a reduction in the additional minimum liability of $33.5 after-tax, which has been reported as a component of comprehensive income within shareholder’s equity. The reduction in the additional minimum liability resulted principally from improved plan asset positions. The impact of the remeasurement on 2005 pension expense was not material.

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
In July 2003, Honeywell International, Inc. and GEM Microelectronics Materials, LLC (“Honeywell”) filed suit against the company alleging breach of contract resulting from the termination of a strategic alliance agreement dated 1 October 1998. On 6 August 2004, the Delaware Chancery Court decided that the company must pay damages in the amount of $8.1. The amount was recorded against previously established accruals. Honeywell filed an appeal of the court’s decision and the company filed a cross appeal. On 29 March 2005, the Delaware Supreme Court affirmed the Delaware Chancery Court opinion in part and reversed in part, ruling that Honeywell was entitled to a recalculation of the award based upon five years of damages versus two years used for the 6 August 2004 judgment. On 13 April 2005, the company filed a motion with the Delaware Supreme Court to reconsider the ruling. On 12 May 2005, the Delaware Supreme Court denied the request to reconsider its earlier ruling; the matter was remanded to the trial court for further proceedings consistent with the Supreme Court’s 29 March 2005 opinion. The trial court, at a hearing on 15 July 2005, ruled that it will hold a damages hearing on this matter later this year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the company’s 2004 annual report on Form 10-K. An analysis of results for the third quarter and first nine months of 2005, including an update to the company’s 2005 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with accounting principles generally accepted in the United States of America.
THIRD QUARTER 2005 VS. THIRD QUARTER 2004
THIRD QUARTER 2005 IN SUMMARY
•	Sales of $2,078 were up 10% from the prior year, reflecting strong performance across the Gases, Chemicals and Equipment segments.

•	Operating income of $263 increased 12%, driven by continued improvement in Chemicals and Equipment.

•	In the Gases segment, volumes increased in almost all businesses with the largest gains in Electronics, Asia, and North American liquid bulk.

•	In the Chemicals segment, operating income increased significantly from increased pricing to recover higher raw material costs, and improved productivity.

•	In the Equipment segment, results improved mainly on higher liquefied natural gas (LNG) heat exchanger activity.

•	Results benefited from a lower effective tax rate resulting from the company’s ongoing tax strategies.

•	Net income of $191 increased 17% and diluted earnings per share of $.82 increased 15%. A summary table of changes in earnings per share is presented below.

•	The company purchased treasury stock for $376 as part of its $500 share repurchase program.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2005 Outlook provided on pages 27-29.

Changes in Earnings per Share
	Three Months Ended		Increase
	30 June		(Decrease)
	2005	2004

Diluted Earnings per Share	$.82	$.71	$.11

Operating Income (after-tax)
Acquisitions			.01
Divestitures			.01
Currency			.02
Underlying business
Volume			.12
Price/raw materials			(.02)
Costs			(.05)

Operating Income			.09

Other (after-tax)
Equity affiliates’ income			.01
Interest expense			.01
Effective tax rate			.03
Minority interest			(.02)
Average shares outstanding			(.01)

Other			.02

Total Change in Diluted Earnings per Share			$.11

RESULTS OF OPERATIONS

Consolidated Results
	Three Months Ended
	30 June
	2005	2004	% Change

Sales	$2,078.4	$1,892.5	10%
Cost of sales	1,531.7	1,388.3	10%
Selling and administrative	261.1	243.7	7%
Research and development	33.3	31.1	7%
Other (income) expense, net	(10.5)	(4.3)	144%
Operating Income	262.8	233.7	12%
Equity affiliates’ income	26.3	24.2	9%
Interest expense	25.9	29.5	(12%)
Effective tax rate	25.2%	28.0%	(2.8%)
Net Income	190.6	163.0	17%
Basic Earnings per Share	$.84	$.73	15%
Diluted Earnings per Share	$.82	$.71	15%

Discussion of Consolidated Results

Sales
% Change from
Prior Year

Acquisitions	1%
Divestitures	(1%)
Currency	2%
Natural gas/raw material cost pass through	2%
Underlying business
Volume	5%
Price/mix	1%

Total Consolidated Change	10%

Sales of $2,078.4 increased 10%, or $185.9. Underlying base business growth increased sales 6%. Sales increased 5% from improved volumes, primarily in the Gases segment, as discussed in the Segment Analysis which follows. Overall the impact of pricing was favorable, increasing sales by 1%. Price increases within the Chemicals segment were partially offset by decreases within Gases, primarily due to the lower average selling prices for electronic specialty materials.
The acquisitions of U.S. homecare companies accounted for 1% of the increase. Divestitures of the company’s European methylamines and derivatives business (EM&D) and its Mexican polymers business accounted for a 1% decrease. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and the Pound Sterling. Higher natural gas/raw material contractual cost pass through to customers accounted for an additional 2% of the sales increase.
Operating Income
Operating income of $262.8 increased 12%, or $29.1. Favorable operating income variances resulted from higher volumes for $40 and favorable currency effects for $8. The favorable impact from higher volumes, as discussed in the Segment Analysis which follows, was driven by strong volumes broadly across the Gases segment and also higher LNG activity in the Equipment segment. In the Chemicals segment, operating income increased by $10 from improved recovery of raw material cost increases. In the Gases segment, the overall impact of pricing net of variable costs was unfavorable by $19, driven by the lower average selling prices for electronic specialty materials and higher power and fuel expenses. Operating income was unfavorably impacted by higher costs for $14, including implementation costs for productivity initiatives and inflation which were partially offset by productivity gains.
Equity Affiliates’ Income
Income from equity affiliates of $26.3 increased $2.1, or 9%. Gases equity affiliates’ income increased $2.2, driven by the higher results reported by the Latin American, Asian, and European affiliates.

Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions	3%
Divestitures	(1%)
Currency	2%
Other costs	3%

Total S&A Change	7%

S&A expense of $261.1 increased 7%, or $17.4. S&A as a percent of sales declined to 12.6% from 12.9% in 2004. The acquisitions of U.S. homecare companies increased S&A by 3%. Currency effects, driven by the weakening of the U.S. dollar against the Euro and the Pound Sterling, increased S&A by 2%. Underlying costs increased 3%, principally due to increased business volumes.
Research and Development (R&D)
R&D increased 7%, or $2.2. R&D spending as a percent of sales was 1.6% in both 2005 and 2004.
Other (Income) Expense, Net
Other income of $10.5 increased $6.2. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no individual items were material in comparison to the prior year.

Interest Expense
	Three Months
	Ended 30 June
	2005	2004

Interest incurred	$29.7	$30.8
Less: interest capitalized	3.8	1.3

Interest expense	$25.9	$29.5

Interest incurred decreased $1.1. The decrease resulted primarily from lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest was higher by $2.5 due to higher levels of construction in progress for plant and equipment built by the company, particularly from projects within Energy and Process Industries (EPI), Asia Gases, and Electronics.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest.
The effective tax rate was 25.2% in 2005 and 28.0% in 2004. The third quarter results included a year-to-date adjustment such that the company’s effective tax rate for the nine months ended 30 June 2005 is 27.0%, comparable to the 2004 rate of 27.3% for the twelve months ended 30 September 2004.

Net Income
Net income was $190.6 compared to $163.0 in 2004. Diluted earnings per share of $.82 compared to $.71 in 2004. A summary table of changes in earnings per share is presented on page 15.
Segment Analysis

Gases
	Three Months
	Ended 30 June
	2005	2004	% Change

Sales	$1,479.1	$1,337.9	11%
Operating income	210.5	213.0	(1%)
Equity affiliates’ income	21.9	19.7	11%

Gases Sales
% Change from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	2%
Natural gas/raw material cost pass through	1%
Underlying business
Volume	7%
Price/mix	—

Total Gases Change	11%

Sales of $1,479.1 increased 11%, or $141.2. The acquisitions of U.S. homecare companies accounted for 1% of the increase. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and the Pound Sterling. Higher natural gas contractual cost pass through to customers accounted for an additional 1% of the sales increase.
Underlying base business sales growth of 7% was driven by higher volumes broadly across the Gases segment, with the largest gains in Electronics, Asia and North American liquid bulk.
•	Electronic specialty materials volumes increased, due to growth in both the semiconductor and flat-panel display markets. Volume gains kept pace with pricing declines.
•	On-site and pipeline volumes in EPI were up 3%. Oxygen and nitrogen volumes in North America improved from increased volumes sold to competitors and the refining industry. HYCO (hydrogen and carbon monoxide) volumes in North America benefited from new plant capacity.
•	Liquid bulk volumes in North America improved 8% overall, with higher volumes across most product lines. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes improved 9%, driven by strong demand in the food and government sectors, as well as strong LIN demand in oilfield services. Liquid hydrogen volumes improved from demand by the government sector. Helium volumes improved due to increased MRI activity.
•	Liquid bulk volumes in Europe declined 2%. While underlying base business has grown from the signing of new customer accounts, these additions did not fully offset lost business, including reduced demand at existing accounts and the conversion of certain liquid customers to on-site supply.
•	Packaged gas volumes in Europe were flat, reflecting a weak manufacturing environment.
•	LOX/LIN volumes in Asia were up a strong 22%, driven by continued solid demand growth across the region, particularly in Korea and Taiwan.

Overall, the impact of pricing on sales was slightly unfavorable, primarily driven by lower average selling prices of electronic specialty materials.
•	The average selling price for electronic specialty materials declined as pricing pressure continued.
•	Average pricing for LOX/LIN in North America decreased 1%, primarily from the unfavorable mix impact of sales to higher volume customers.
•	LOX/LIN pricing in Europe improved 1%, due to pricing programs and favorable customer mix.
Gases Operating Income
Operating income of $210.5 decreased 1%, or $2.5. Favorable operating income variances resulted from higher volumes for $35, favorable currency effects for $7, and acquisitions for $4. Operating income declined $27 from higher costs, including higher plant maintenance spending and productivity implementation costs. The impact of pricing net of variable costs reduced operating income by $19, driven by the lower average selling price for electronic specialty materials and higher power and fuel expenses.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $21.9 increased $2.2, with higher income reported by the Latin American, Asian and European affiliates.

Chemicals
	Three Months
	Ended 30 June
	2005	2004	% Change

Sales	$482.4	$452.9	7%
Operating income	49.1	29.9	64%
Equity affiliates’ income	4.4	4.6	(4%)

Chemicals Sales
% Change from
Prior Year

Acquisitions	—
Divestitures	(4%)
Currency	2%
Natural gas/raw material cost pass through	4%
Underlying business
Volume	(2%)
Price/mix	7%

Total Chemicals Change	7%

Sales of $482.4 increased 7%, or $29.5. Sales decreased 4% from the impact of the divestitures, which included the company’s European methylamines and derivatives business (EM&D) and its Mexican polymers business. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for an additional 4% of the sales increase. Sales increased 7% from pricing, driven by price increases in the emulsions and higher amines product lines.
Overall, sales declined 2% from the impact of lower volumes.
•	In Performance Materials, base business volumes were about flat as gains in epoxy additives were offset by lower emulsions volumes. Epoxy additive growth was driven by higher volumes in all regions in the industrial coatings and construction markets. Worldwide emulsion volumes decreased, as the company managed price increases across this business in a difficult raw material cost environment.
•	In Chemical Intermediates, base business volumes declined 7%, driven by lower volumes in higher amines, due to a poor growing season in South America and lost volumes in response to the company’s pricing actions.

Chemicals Operating Income
Operating income of $49.1 increased 64%, or $19.2. Operating income increased by $10 from improved recovery of raw material cost increases. Improved cost performance and productivity increased operating income by $6.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $4.4 compared to $4.6 in 2004. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.

Equipment
	Three Months
	Ended 30 June
	2005	2004

Sales	$116.9	$101.7
Operating income	11.3	5.3

Equipment Sales and Operating Income
Sales and operating income increased primarily from higher liquefied natural gas (LNG) heat exchanger sales activity.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $8.1 was lower by $6.4. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no items individually were material in comparison to the prior year.

NINE MONTHS 2005 VS. NINE MONTHS 2004
NINE MONTHS 2005 IN SUMMARY
•	Sales of $6,073 were up 12% from the prior year, driven by higher volumes across all business segments. Gases segment volumes were strong, driven by higher volumes in Electronics, EPI, and Asia and North America base gases. In Chemicals, volumes improved in Performance Materials, driven by gains in epoxy additives. Equipment segment sales increased, mainly on higher liquefied natural gas (LNG) heat exchanger sales activity.

•	Operating income of $753 increased 17%. Strong volume increases, favorable currency effects and productivity gains were partially offset by higher costs, including implementation costs for productivity initiatives, and lower electronics specialty material pricing.

•	Challenges in the Chemicals segment continued during the first quarter of 2005 as rising feedstock costs outpaced price increases. Since the second quarter, operating income has increased significantly and margins are improving from increased pricing to recover raw material costs and from improved cost performance.

•	As part of the global cost reduction plan announced in the third quarter of 2003, the company decided to pursue the sale of its European methylamines and derivatives business (EM&D). After a long regulatory process, the sale of the EM&D business was completed in December 2004.

•	Net income of $533 increased 22% and diluted earnings per share of $2.29 increased 20%. A summary table of changes in earnings per share is presented below.

•	The company purchased treasury stock for $376 as part of its $500 share repurchase program.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2005 Outlook provided on pages 27-29.

Changes in Earnings per Share
	Nine Months Ended		Increase
	30 June		(Decrease)
	2005	2004

Diluted Earnings per Share	$2.29	$1.91	$.38

Operating Income (after-tax)
Acquisitions			.03
Divestitures			.01
Currency			.08
Underlying business
Volume			.39
Price/raw materials			(.08)
Costs			(.08)

Operating Income			.35

Other (after-tax)
Equity affiliates’ income			.04
Interest expense			.03
Effective tax rate			.03
Minority interest			(.03)
Average shares outstanding			(.04)

Other			.03

Total Change in Diluted Earnings per Share			$.38

RESULTS OF OPERATIONS

Consolidated Results
	Nine Months Ended
	30 June
	2005	2004	% Change

Sales	$6,072.7	$5,433.9	12%
Cost of sales	4,476.1	3,988.1	12%
Selling and administrative	771.1	725.5	6%
Research and development	99.5	93.1	7%
Other (income) expense, net	(27.3)	(15.4)	77%
Operating Income	753.3	642.6	17%
Equity affiliates’ income	77.0	65.8	17%
Interest expense	83.5	92.7	(10%)
Effective tax rate	27.0%	28.0%	(1.0%)
Net Income	532.7	436.0	22%
Basic Earnings per Share	$2.35	$1.95	21%
Diluted Earnings per Share	$2.29	$1.91	20%

Discussion of Consolidated Results

Sales
% Change from
Prior Year

Acquisitions	1%
Divestitures	(1%)
Currency	2%
Natural gas/raw material cost pass through	2%
Underlying business
Volume	7%
Price/mix	1%

Total Consolidated Change	12%

Sales of $6,072.7 increased 12%, or $638.8. Underlying base business growth accounted for 8% of the increase. Sales increased 7% from improved volumes across all business segments, as discussed in the Segment Analysis which follows. The acquisitions of U.S. homecare companies accounted for 1% of the increase. Divestitures of the company’s EM&D business and its Mexican polymers business accounted for a 1% decrease. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and the Pound Sterling. Higher natural gas/raw material contractual cost pass through to customers accounted for an additional 2% of the sales increase.
Operating Income
Operating income of $753.3 increased 17%, or $110.7. Favorable operating income variances resulted from higher volumes for $125, favorable currency effects for $26, and acquisitions for $10. The favorable impact from higher volumes, as discussed in the Segment Analysis which follows, resulted from improved volumes across all business segments. In the Gases segment, the overall impact of pricing net of variable costs was unfavorable by $35, driven by the lower average selling prices for electronic specialty materials and higher power and fuel expenses. Operating income decreased $23 from higher costs, including costs to implement productivity initiatives.
Equity Affiliates’ Income
Income from equity affiliates of $77.0 increased $11.2, or 17%. Gases equity affiliates’ income increased $10.6, with higher income reported by the Latin American, European, Asian and worldwide Electronics affiliates.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions	3%
Divestitures	—
Currency	2%
Other costs	1%

Total S&A Change	6%

S&A expense of $771.1 increased 6%, or $45.6. S&A as a percent of sales declined to 12.7% from 13.4% in 2004. The acquisitions of U.S. homecare companies increased S&A by 3%. Currency effects, driven by the weakening of the U.S. dollar against the Euro and the Pound Sterling, increased S&A by 2%. Underlying costs increased 1%, as the unfavorable impacts of implementation costs associated with productivity initiatives and inflation were partially offset by productivity gains.
Research and Development (R&D)
R&D increased 7%, or $6.4. R&D spending declined slightly as a percent of sales to 1.6% from 1.7% in 2004.

Other (Income) Expense, Net
Other income of $27.3 increased $11.9. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no individual items were material in comparison to the prior year.

Interest Expense
	Nine Months
	Ended 30 June
	2005	2004

Interest incurred	$92.1	$96.7
Less: interest capitalized	8.6	4.0

Interest expense	$83.5	$92.7

Interest incurred decreased $4.6. The decrease resulted from a lower average debt balance excluding currency effects and lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest was higher by $4.6 due to higher levels of construction in progress for plant and equipment built by the company, particularly from projects within Asia Gases, EPI, and Electronics.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest.
The effective tax rate was 27.0% in 2005 and 28.0% in 2004. The effective tax rate of 27.0% is comparable to the 2004 rate of 27.3% for the twelve months ended 30 September 2004.
Net Income
Net income was $532.7 compared to $436.0 in 2004. Diluted earnings per share of $2.29 compared to $1.91 in 2004. A summary table of changes in earnings per share is presented on page 22.
Segment Analysis

Gases
	Nine Months
	Ended 30 June
	2005	2004	% Change

Sales	$4,333.6	$3,826.3	13%
Operating income	637.1	584.7	9%
Equity affiliates’ income	67.0	56.4	19%

Gases Sales
% Change from
Prior Year

Acquisitions	2%
Divestitures	—
Currency	2%
Natural gas/raw material cost pass through	2%
Underlying business
Volume	8%
Price/mix	(1%)

Total Gases Change	13%

Sales of $4,333.6 increased 13%, or $507.3. The acquisitions of U.S. homecare companies accounted for 2% of the increase. Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and also the Pound Sterling. Higher natural gas cost contractual pass through to customers accounted for an additional 2% of the sales increase.
Underlying base business sales growth increased sales 7%, with an 8% increase driven by higher volumes in Electronics, EPI, and Asia and North America base gases.
•	Electronic specialty materials volumes increased, due to growth in both the semiconductor and flat-panel display markets.
•	On-site and pipeline volumes in EPI were up 8%, led by stronger HYCO (hydrogen and carbon monoxide) volumes. Volumes in 2005 benefited from new plant capacity. Hydrogen growth continues to be led by the ongoing trend for refiners to meet lower sulfur specifications.
•	Liquid bulk volumes in North America improved 6%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes improved 5%, along with the improving economy. Liquid hydrogen volumes improved from demand by the government sector. Helium volumes improved from favorable customer order patterns and increased MRI activity.
•	Liquid bulk volumes in Europe declined 2%. While underlying base business has grown from the signing of new customer accounts, these additions did not fully offset lost business, including reduced demand at existing accounts and the conversion of certain liquid customers to on-site supply.
•	Packaged gas volumes in Europe declined 1%, reflecting a weak manufacturing environment.
•	LOX/LIN volumes in Asia were up a strong 21%, driven mainly by solid demand growth across the region, particularly in Korea and Taiwan.
Overall, the net impact of pricing decreased sales by 1%, with lower average selling prices of electronic specialty materials partially offset by higher liquid bulk pricing in Europe.
•	The average selling price for electronic specialty materials declined as pricing pressure continued.
•	Average pricing for LOX/LIN in North America was flat compared to the prior year.
•	LOX/LIN pricing in Europe increased 2%, due to pricing programs and favorable customer mix.
Gases Operating Income
Operating income of $637.1 increased 9%, or $52.4. Favorable operating income variances resulted from higher volumes for $97, favorable currency effects for $21, and acquisitions for $10. Operating income declined $41 from higher costs, including costs to implement productivity initiatives and higher plant maintenance spending. The impact of lower pricing net of variable costs decreased operating income by $35, driven by the lower average selling prices for electronic specialty materials and higher power and fuel expenses.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $67.0 increased $10.6, with higher income reported by the Latin American, European, Asian and worldwide Electronics affiliates.

Chemicals
	Nine Months
	Ended 30 June
	2005	2004	% Change

Sales	$1,442.0	$1,345.7	7%
Operating income	114.1	89.1	28%
Equity affiliates’ income	10.0	9.4	6%

Chemicals Sales
% Change from
Prior Year

Acquisitions	—
Divestitures	(4%)
Currency	1%
Natural gas/raw material cost pass through	5%
Underlying business
Volume	1%
Price/mix	4%

Total Chemicals Change	7%

Sales of $1,442.0 increased 7%, or $96.3. Sales decreased 4% from the impact of the divestitures, which included the company’s EM&D business and its Mexican polymers business. Sales increased 1% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for 5% of the sales increase.
Underlying base business increased sales 5%. Sales increased 4% from pricing, driven by price increases in the emulsions and higher amines product lines. Sales increased 1% from higher base business volumes.
•	In Performance Materials, base business volumes increased 2% as gains in epoxy and polyurethane additives were partially offset by lower emulsion volumes. Epoxy and polyurethane additive volumes were strong in Asia and North America but relatively weak in Europe. Worldwide emulsions volumes declined, as the company continues to focus on raising prices across this business to recover sharp increases in raw material costs.
•	In Chemical Intermediates, base business volumes were flat, as improvements in polyurethane intermediates (PUI) were offset by lower volumes in higher amines. PUI volumes improved compared to 2004, which reflected the unfavorable impact from customer outages, and volumes increased from new or expanded supply relationships with several customers. Volumes in higher amines were lower due to the company’s efforts to raise prices, raw material shortages in the first quarter, and the impact of a poor growing season in South America in the second and third quarters.
Chemicals Operating Income
Operating income of $114.1 increased 28%, or $25.0. Higher volumes accounted for an increase of $9 in operating income. Favorable variances resulted from currency for $5, divestitures for $5, and lower operating costs by $4. In the first quarter, operating income declined $14 from higher costs for major raw materials not contractually passed through to customers or recovered via price increases. However, in the second quarter, higher raw material costs were recovered through a combination of higher prices and contractual pass through. In the third quarter, operating income increased by $10 from improved recovery of raw material cost increases. Beginning in the first quarter, the company benefited from the favorable impact of a long-term supply agreement to purchase methanol for domestic methylamines production.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $10.0 increased $.6. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.

Equipment
	Nine Months
	Ended 30 June
	2005	2004

Sales	$297.1	$261.9
Operating income	25.2	4.8

Equipment Sales and Operating Income
Sales and operating income increased primarily from higher liquefied natural gas (LNG) heat exchanger sales activity. Currency effects improved sales by 2%, due primarily to the strengthening of the Pound Sterling.
The sales backlog at 30 June 2005 was $624 compared to $297 at 30 September 2004. The backlog at 30 June 2005 included ten LNG heat exchangers.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $23.1 was lower by $12.9. Results in 2004 included an accrual for costs associated with uninsured litigation. Otherwise, no items individually were material in comparison to the prior year.
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
2005 OUTLOOK
The company’s top priority is to improve return on capital. Action plans are in place to load existing assets, drive productivity, focus capital spending on growth areas, and continuously improve the company’s portfolio of businesses. The discussion below highlights some of these action plans, and outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first nine months of 2005 improved, up 4.3% from the prior year. The company originally anticipated domestic manufacturing growth between 3% and 6% for the year, and the current forecast is between 4-5%. The original estimate for growth in silicon processed by the semiconductor industry was in the range of 0-5%, with the current estimate at -4% to 2%.
Gases
The Gases segment demonstrated both sales and operating income growth in the first nine months and the company expects a strong year-on-year improvement for the full year. The company has plans in place to improve Gases operating margin going forward and expects to see progress in the fourth quarter.
For the first nine months, EPI volumes were up 8%, led by stronger HYCO volumes. The company expects modest volume gains in the fourth quarter, with more significant increases beginning next fiscal year from the startup of new hydrogen plants. Hydrogen growth continues to be led by the ongoing trend for refiners to meet lower sulfur specifications and bidding activity remains high. The company now has five facilities currently under construction and scheduled to come on-stream next fiscal year.
In Electronics, the company saw significant year-on-year volume gains in the first nine months, while the average selling price for electronic specialty materials declined. The company anticipates pricing pressure will continue on some specialty gases, but overall pricing of these products is in line with expectations.
In North America liquid bulk, the company expects LOX/LIN volumes to remain strong through the end of the year, in line with economic recovery. Higher energy costs have negatively impacted this business in the first nine months of the year. The company has implemented price increases and surcharges during the year and has plans in place to raise prices and surcharges more aggressively.

In Europe Gases, volumes are expected to remain behind prior year levels through the end of the year. The company has increased its efforts on new signings and is starting to see progress. The company has also seen increased energy costs, particularly in the United Kingdom, and is not recovering these increased energy costs. As in North America, the company has plans in place to raise prices and increase surcharges such that it expects to see a recovery beginning in the fourth quarter.
The company expects to see strong year-on-year growth in Asia for the remainder of 2005 and beyond. The company started up two liquid plants in China during the third quarter and has another six plants across Asia that will start up over the next couple of years.
Growth is anticipated to continue in the Healthcare business, and spending on homecare acquisitions is estimated in the range of $75 to $100 for 2005. During the first nine months of 2005, the company acquired four U.S. homecare businesses for $58.
Chemicals
In the first quarter of 2005, the Chemicals segment experienced rising raw material costs which outpaced price increases. However, during the second quarter of 2005, the company’s Chemicals business improved significantly, with higher raw material costs recovered through a combination of higher prices and contract terms. Progress continued in the third quarter and margins improved. The company announced and will continue to implement price increases across most of its products to recover raw material and energy increases when they occur.
The company expects fourth quarter volumes in the Chemicals segment to be comparable to the third quarter. However, because of a number of plant turnarounds, operating margins are expected to decline. While emulsion volumes are lower than the prior year, they have been recovering as the company continues to focus on new volume opportunities where our competitive advantages allow us to earn an adequate return.
A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in June 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier’s financing and has continued to provide additional financing. Total loans to the supplier at 30 June 2005 were $70.3. If the supplier does not continue to operate, the sales and profitability of the Chemicals segment could be materially impacted because of the company’s inability to supply all of its customers’ base requirements. The company does not expect a material loss related to this supplier.
Equipment
During the first nine months of 2005, the company received orders for five AP-X™ LNG heat exchangers, a new, proprietary technology that can significantly increase heat exchanger capacity. Sales backlog has increased to ten LNG heat exchangers. The company is also experiencing higher order activity broadly across its equipment business; in large and small air separation units; and helium containers. The company anticipates profits for 2005 of approximately $40.
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

Capital Expenditures
Capital expenditures for new plant and equipment are expected to be in the range of approximately $950 to $1,000 for 2005. The increase is primarily due to increased hydrogen and Electronics opportunities. Growth is anticipated to continue in the Healthcare business, and spending on homecare acquisitions is estimated in the range of $75 to $100 for 2005. In addition, the company intends to continue to evaluate acquisition opportunities and investments in affiliated entities.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.
Operating Activities
Net cash provided by operating activities increased $240.1, or 34%. Net income increased by $96.7. The decrease in the deferred income tax provision of $91.9 was primarily due to a change in temporary differences related to depreciation. The decrease in cash used for working capital of $265.7 was due to the prior year increase in trade receivables and a decrease in pension plan contributions, partially offset by an overall reduction of accounts payable and accrued liabilities due to the timing of payments.
Investing Activities
Cash used for investing activities increased $145.1, due primarily to higher additions to plant and equipment, partially offset by higher proceeds from the sale of assets and investments. Acquisitions in 2005, totaling $72.7, principally included four U.S. homecare businesses. Acquisitions in 2004, totaling $62.6, principally included three U.S. homecare businesses.

Capital expenditures are detailed in the following table:
	Nine Months Ended
	30 June
	2005	2004

Additions to plant and equipment	$678.8	$494.8
Investment in and advances to unconsolidated affiliates	7.3	18.2
Acquisitions, less cash acquired	72.7	62.6
Capital leases	2.9	7.0

	$761.7	$582.6

Financing Activities
Cash used for financing activities increased $160.2 in 2005. The increase is primarily due to the purchase of treasury stock for $376.4 and higher dividends paid to shareholders of $51.0, as a result of higher dividends per share and an increase in shares outstanding, partially offset by a net increase in commercial paper and short-term borrowings of $299.1.
Total debt, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 34% at 30 June 2005 and 30 September 2004. Total debt increased from $2,393.7 at 30 September 2004 to $2,514.9 at 30 June 2005, due primarily to long and short-term debt proceeds exceeding repayments by $150.1. This increase was partially offset by the impact of a stronger U.S. dollar on the translation of foreign currency debt.
The estimated fair value of the company’s long-term debt, including current portion, as of 30 June 2005 is $2,327.2, compared to a book value of $2,238.3.
At 30 June 2005, no borrowings were outstanding under the company’s $700 committed multicurrency revolving facility. The facility matures in December 2008. Additional commitments totaling $42.2 are maintained by the company’s foreign subsidiaries, of which $7.2 was utilized at 30 June 2005.

On 10 March 2005, the company issued Euro 300.0 ($388.7) of 3.875% Eurobonds maturing 10 March 2015. The proceeds were primarily used to repay the remaining Euro 280.7 ($363.7) of 6% Eurobonds that matured on 30 March 2005.
On 17 March 2005, the Board of Directors authorized a $500.0 share repurchase program. As of 30 June 2005, the company expended $376.4 for the repurchase of shares. The Company will complete its share repurchase program on 4 August 2005.
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
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $186 and $199 in the net liability position of financial instruments at 30 June 2005 and 30 September 2004, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $180 and $197 in the net liability position of financial instruments at 30 June 2005 and 30 September 2004, respectively.

The sensitivity analysis related to the fixed portion of the company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $62 and $40 in the net liability position of financial instruments at 30 June 2005 and 30 September 2004, respectively. A 100 basis point decrease in market interest rates would result in an increase of $66 and $43 in the net liability position of financial instruments at 30 June 2005 and 30 September 2004, respectively.
The net financial instrument position of the company decreased from a liability of $2,531.4 at 30 September 2004 to a liability of $2,342.0 at 30 June 2005, primarily due to a reduction of long-term debt, the maturity of certain foreign exchange forward contracts and the impact of a stronger U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts and interest rate and currency swaps.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 30 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 30 June 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs(1)(2)
29 April 2005	221,000	$58.45	221,000	$487,082,743
2-31 May 2005	4,049,100	$59.73	4,049,100	$245,230,586
1-30 June 2005	2,277,700	$61.14	2,277,700	$105,976,779
Total	6,547,800	$60.18	6,547,800	$105,976,779

(1)	On 18 March 2005, the Company announced plans to purchase up to $500 million of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 17 March 2005. The program does not have a stated expiration date.

(2)	As of 30 June 2005, the Company expended $376.4 million in cash for the repurchase of shares; $17.6 million was reported as an accrued liability on the balance sheet for share repurchases settling in July.

Item 6.		Exhibits.

Exhibits required by Item 601 of Regulation S-K

	12.	Computation of Ratios of Earnings to Fixed Charges.

	31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 3 August 2005	By:	/s/Paul E. Huck

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