Form 10-K
period 2005-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2005-11-22
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4534
AIR PRODUCTS AND CHEMICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-1274455 (IRS Employer Identification No.)

7201 Hamilton Boulevard, Allentown, Pennsylvania (Address of Principal Executive Offices)	18195-1501 (Zip Code)
Registrant’s telephone number, including area code (610) 481-4911
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York

Preferred Stock Purchase Rights	New York

8 3/4 % Debentures Due 2021	New York

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2005 was $14.4 billion. For purposes of the foregoing calculations (i) all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate and (ii) registrant’s grantor trust, described under Item 12 of this Report, is deemed a non-affiliate. The number of shares of common stock outstanding as of 10 November 2005 was 222,106,958.
DOCUMENTS INCORPORATED BY REFERENCE
     Annual Report to Shareholders for the fiscal year ended 30 September 2005. With the exception of those portions that are incorporated by reference into Parts I, II, and IV of this Form 10-K, the Annual Report is not deemed to be filed.
     Proxy Statement for Annual Meeting of Shareholders to be held 26 January 2006 . . . Part III.

FORWARD-LOOKING STATEMENTS
The forward-looking statements contained in this document are based on current expectations at the time the document was originally prepared regarding important risk factors. Management does not anticipate publicly updating any of its expectations except as part of the quarterly earnings announcement process.
Actual results may differ materially from those forward-looking statements expressed. In addition to important risk factors and uncertainties referred to in the Management’s Discussion and Analysis, which is included under Item 7 herein, factors that might cause forward-looking statements to differ materially from actual results include those specifically referenced as future events or outcomes that the Company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the Company’s goods and services; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; changes in government regulations; consequences of acts of war or terrorism impacting the United States and other markets; charges related to portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the recovery of insurance proceeds; the impact of new financial accounting standards, including the expensing of employee stock options; and the timing and rate at which tax credits can be utilized.

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
     Financial information concerning the Company’s business segments appears in Note 21 to the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference, as are all other specific references herein to information appearing in such 2005 Financial Review Section of the Annual Report.
     As used in this Report, the term “Air Products” or “Company” includes subsidiaries and predecessors of the registrant or its subsidiaries, unless the context indicates otherwise.
GASES
     The principal industrial gases sold by the Company are oxygen, nitrogen, argon (primarily recovered by the cryogenic distillation of air), hydrogen, carbon monoxide, carbon dioxide (purchased, purified, or recovered through the processing of natural gas or the by-product streams from process plants), synthesis gas (combined streams of hydrogen and carbon monoxide), and helium (purchased or refined from crude helium). Medical and specialty gases (which include fluorine products; rare gases such as xenon, krypton, and neon; and more common gases of high purity) are manufactured or precisely blended by the Company or purchased for resale. The gases segment includes the Company’s electronics business, global healthcare, power generation, and flue gas treatment businesses.
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
     Packaged Gases Supply—Industrial and various specialty and medical gases also can be delivered in cylinders, dewars, and lecture bottle sizes. The Company operates packaged gas businesses in Europe, Asia, and Brazil, but in the United States only sells packaged gases for electronics gases, helium used in magnetic resonance imaging, and oxygen used by patients in their homes.
     Oxygen, nitrogen, argon, and hydrogen sold to liquid bulk customers are usually recovered or generated at large “stand-alone” facilities located near industrial areas or high-tech centers or at small noncryogenic generators, or are taken from on-site plants used primarily to supply tonnage users. On-site plants are frequently designed to have more capacity than is required by their principal customer to recover additional product that is liquefied for sale to a liquid bulk market. Air Products also designs and builds systems for recovering oxygen, hydrogen, nitrogen, carbon monoxide, and low dew point gases using adsorption technology.

     Sales of atmospheric gases—oxygen, nitrogen, and argon—constituted approximately 23 percent of Air Products’ consolidated sales in fiscal year 2005, 24 percent in fiscal year 2004, and 25 percent in fiscal year 2003.
     The largest markets are chemical processing, electronics, refining (which uses inert nitrogen for oil well stimulation and field pressurization and hydrogen and oxygen for refining), food processing (which uses liquid nitrogen for food freezing), and medical gases. Air Products is a leading liquefier of hydrogen, which it supplies to many customers, including the National Aeronautics and Space Administration for its space shuttle program. The Company has its largest industrial gas market positions in the United States and Europe.
     The Company was impacted by Hurricanes Dennis, Katrina, and Rita. The Company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina in August 2005. This facility is expected to return to substantial operations by the end of the calendar year. For a discussion of the financial impact from these Hurricanes see Note 20 to the Consolidated Financial Statements included under Item 8 herein.
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
     Sales of industrial gases and sales of specialty products are made principally through regional offices in the United States, Europe, South America, Africa, and Asia.
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
Performance Materials
     The principal businesses of performance materials are performance polymers, performance solutions, and performance products. Total sales from the performance materials business constituted approximately 14 percent of Air Products’ consolidated sales in fiscal year 2005, 15 percent in fiscal year 2004, and 15 percent in fiscal year 2003. Air

Products’ performance materials are differentiated from the competition’s based on their functionality when used in the customer’s products and applications, and by the technical service the Company provides.
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
     Performance products also include epoxy additives such as polyamides, aromatic amines, cycloaliphatic amines, reactive diluents, and specialty epoxy resins that are used as performance additives in epoxy formulations by epoxy manufacturers worldwide. The end markets for epoxies are coatings, flooring, adhesives, reinforced composites, and electrical laminates.
Chemical Intermediates
     The chemical intermediates businesses use the Company’s proprietary technology and scale of production to differentiate themselves from the competition. The principal intermediates sold by the Company include amines and polyurethane intermediates. The Company also produces nitric acid as a raw material for its products. Total third-party sales from the chemical intermediates businesses constituted 9 percent of Air Products’ consolidated sales in 2005 and 10 percent of consolidated sales in 2004 and 2003.
     Amines—The Company produces a broad range of amines using ammonia, methanol, and other alcohol feedstocks purchased from various suppliers. Substantial quantities of these products are sold under long-term contracts to a small number of customers. These products are used by the Company’s customers as raw materials in the manufacture of herbicides, pesticides, water treatment chemicals, animal nutrients, polyurethane coatings, rubber chemicals, and pharmaceuticals. In 2004 the Company shut down its methanol and ammonia production facilities and began purchasing all of its methanol and ammonia requirements. The Company sold its European methylamines and derivatives business in December 2004. In 2005, the Company solicited offers to purchase its ammonium nitrate prills business.
     Polyurethane Intermediates—The Company produces dinitrotoluene (“DNT”) and toluene diamine (“TDA”) for use as intermediates by the Company’s customers in the manufacture of a major precursor of flexible polyurethane foam. The principal end markets for flexible polyurethane foams include furniture cushioning, carpet underlay, bedding, and seating in automobiles. Most of the Company’s production of DNT and TDA is sold under long-term contracts to a small number of customers. In 2005, one of these customers closed its facility and another terminated its contract. Additional operating income of $16 million was recognized during the fourth quarter in connection with the contract termination for the present value of the contractual termination payments required under the supply contract. This contract termination and the customer shutdown are expected to significantly reduce the profitability of this product line in 2006.
EQUIPMENT
     The Company designs and manufactures equipment for cryogenic air separation, gas processing, natural gas liquefaction, and hydrogen purification. Air Products also designs and builds systems for recovering hydrogen, nitrogen, carbon monoxide, carbon dioxide, and low dew point gases using membrane technology. This segment further designs and builds cryogenic transportation containers for liquid helium and hydrogen. Customers include companies involved in chemical and petrochemical manufacturing, oil and gas recovery and processing, power generation, and steel and primary metals processing. Additionally, a broad range of plant design, engineering, procurement, and construction management services is provided for the above areas. Equipment is manufactured for use by the gases segment and for sale in industrial markets that include the Company’s international industrial gas joint ventures.
     The backlog of orders (including letters of intent) believed to be firm from other companies and equity affiliates for equipment was approximately $652 million on 30 September 2005, approximately 22 percent of which relates to cryogenic air separation, and 61 percent of which relates to liquefied natural gas, as compared with a total backlog of approximately $297 million on 30 September 2004. It is expected that approximately $408 million of the backlog on 30 September 2005 will be completed during fiscal year 2006.
GENERAL
Foreign Operations
     Air Products, through subsidiaries and affiliates, conducts business in numerous countries outside the United States. The structure of the Air Products gas business in Europe is comparable to the Company’s United States operation, except that in Europe, the Company is also engaged in a broader packaged gas business. Air Products’ international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.
     The Company’s industrial gas segment, through investments ranging from wholly-owned subsidiaries to minority ownership interests, does business in approximately 39 countries outside the United States. Majority and wholly owned industrial gas subsidiaries operate in Argentina, Brazil, and Canada, and throughout Europe and Asia in 15 and 12 countries, respectively. There are 50 percent industrial gas joint ventures in Canada, South Africa, and Trinidad and Tobago, six countries in Europe, and six countries in Asia, and less than controlling interests in Canada, Mexico, two countries in Africa, four countries in Europe, four countries in Central America, and six countries in Asia. The Company has a 50 percent joint venture in the U.K. that is developing products relating to silicon wafer polishing, chemical mechanical planarization processes, and hard disk polishing. The Company also has a 50 percent interest in a power generation facility in the Netherlands and a 48.8 percent interest in one in Thailand.
     The principal geographic markets for the Company’s chemical products are in 11 countries, with operations in North America, Europe, Asia, Brazil, and Mexico. Majority and wholly owned subsidiaries operate in Brazil, Germany, Italy, the Netherlands, the United Kingdom, Japan, Korea, China, Singapore, Taiwan, and Mexico. The polymer emulsions and pressure-sensitive adhesives joint venture with Wacker-Chemie GmbH has headquarters in the United States and production facilities in the United States, Germany, and Korea, along with a technical service center in Shanghai, China. Headquarters for the 20 percent investment in the redispersible powder venture with Wacker-Chemie GmbH are in Germany with manufacturing facilities in Germany, the United States, and China. The Company also has controlling interests in Korea and Taiwan and less than controlling interests in Japan in companies that sell chemicals to the electronics industry.
     Financial information about Air Products’ foreign operations and investments is included in Notes 8, 17, 18, and 21 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included in Note 1 to the Consolidated Financial Statements included under Item 8 herein, under “Foreign Currency,” and information on Company exposure to currency fluctuations is included in Note 6 to the Consolidated Financial Statements included under Item 8 herein. Export sales from operations in the United States to unconsolidated customers amounted to $719 million, $611 million, and $497 million in fiscal years 2005, 2004, and 2003, respectively. Total export sales in fiscal year 2005 included $419 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales and electronic specialty materials sales.
Technology Development
     Air Products pursues a market-oriented approach to technology development that includes research and development, engineering, and commercial development. The Company conducts research and development principally in its laboratories located in Trexlertown, Pennsylvania, as well as in Carlsbad, California and Phoenix, Arizona in the U.S.; Basingstoke, London, and Carrington in the U.K.; Burghausen and Hamburg, Germany; Utrecht, the Netherlands; Tokyo, Japan; Shanghai, China; Giheung, Korea; Hsinchu, Taiwan; and Barcelona and Madrid, Spain. The Company also funds and works closely on research and development programs with a number of major universities and conducts research work funded by others, principally the United States Government.

     Research and development expenditures during fiscal year 2005 were $133 million, $127 million in fiscal year 2004, and $121 million in fiscal year 2003. Amounts expended by the Company on customer-sponsored research activities during fiscal year 2005 were $17 million, $14 million in fiscal year 2004, and $15 million in fiscal year 2003.
     In the gases and equipment segments, technology development is directed primarily to developing new and improved processes and equipment for the production and delivery of industrial gases, electronic specialty gases, electronic specialty chemicals, and hydrocarbons; developing new products; and developing new and improved applications for such products. It is through such applications and improvements that the Company has become a major supplier to the electronics and chemical process industries, including gases from air separation, specialty gases, and hydrogen. Additionally, technology development for the equipment business is directed primarily to reducing the capital and operating costs of its facilities and to commercializing new technologies in gas production, liquefaction, and separation. There are also development activities for the medical business supplying gases, equipment, and services to the homecare market.
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
     As of 1 November 2005, Air Products owned 1,056 United States patents and 2,376 foreign patents. The Company is also licensed under certain patents owned by others. While the patents and licenses are considered important, Air Products does not consider its business as a whole to be materially dependent upon any particular patent or patent license, or group of patents or licenses.
Raw Materials and Energy
     The Company manufactures hydrogen, carbon monoxide, synthesis gas, and carbon dioxide principally from natural gas. Such products accounted for approximately 17 percent of the Company’s consolidated sales in fiscal year 2005. The Company’s principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons. These feedstocks are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates from many sources and generally is not dependent on one supplier. However, with respect to vinyl acetate monomer that supports the performance polymer business, the Company is heavily dependent on a single supplier under a long-term contract that produces vinyl acetate monomer from several facilities. The Company characterizes the availability of these chemical intermediates as generally being readily available. The Company uses such raw materials in the production of emulsions, amines, polyurethane intermediates, specialty additives, polyurethane additives, and epoxy additives. Such products accounted for approximately 22 percent of the Company’s consolidated sales in fiscal year 2005. Natural gas is an energy source at a number of the Company’s facilities. The Company also purchases ammonia under long-term contracts as a feedstock for several of its chemicals facilities. In 2005, the Company began purchasing methanol under a long-term supply arrangement. Methanol, produced from natural gas, is a feedstock in methylamine production.
     A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the Company, the Company agreed to participate in the supplier’s financing and has continued to provide additional financing. Total loans to the supplier at 30 September 2005 were $86 million. If the supplier does not continue to operate, the sales and profitability of the chemicals segment could be materially impacted on an annual basis because of the Company’s inability to supply all of its customers’ base requirements. The Company does not expect a material loss related to this supplier.
     The Company’s industrial gas facilities use substantial amounts of electrical power. Electricity is the largest cost input for the production of atmospheric gases. Any shortage of electrical power or interruption of its supply or increase in its price that cannot be passed through to customers for competitive reasons will adversely affect the liquid bulk gas business of the Company.

     In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. During fiscal year 2005, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
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
     The amounts charged to earnings on an after-tax basis related to environmental matters totaled $26 million in 2005, $32 million in 2004, and $30 million in 2003. These amounts represent an estimate of expenses for compliance with environmental laws, as well as remedial activities, and costs incurred to meet internal Company standards. Such costs are estimated to be $26 million in 2006 and $27 million in 2007.
     Although precise amounts are difficult to define, the Company estimates that in fiscal year 2005 it spent approximately $8 million on capital projects to control pollution versus $12 million in 2004. Capital expenditures to control pollution in future years are estimated at approximately $7 million in 2006 and $7 million in 2007.
     To the extent long-term contracts have been entered into for supply of product, such as for the industrial gas on-site business and for certain chemical products, the cost of any environmental compliance generally is contractually passed through to the customer.
     It is the Company’s policy to accrue environmental investigatory and noncapital remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $8 million to a reasonably possible upper exposure of $17 million. The accrual on the balance sheet for 30 September 2005 was $13 million and for 30 September 2004 was $14 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.
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
     Competition in the institutional market of the global healthcare business is principally from other large, established industrial gas companies using business models (long-term product supply agreements) that are similar to those the companies utilize for other industrial gas supply relationships. Competition in this market is principally based on regulatory compliance (FDA), price, quality, service, and reliability of supply. Homecare is served by national and local providers, and in the U.S. there are over 2,000 regional and local providers. The homecare market is highly competitive. In the United

States reimbursement levels are established by fee schedules regulated by Medicare and Medicaid, or by the levels negotiated with insurance companies. Accordingly, in the United States, homecare companies compete primarily on the basis of service. Maintaining competitiveness requires efficient logistics, reimbursement, and accounts receivable systems.
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
Employees
     On 30 September 2005, the Company (including majority-owned subsidiaries) had approximately 20,200 employees of whom 19,500 were full-time employees, and of whom approximately 9,200 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next three to four years. The Company considers relations with its employees to be satisfactory and does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.
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

Executive Officers of the Company
     The Company’s executive officers and their respective positions and ages on 15 November 2005 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
W. Douglas Brown (C)	59	Vice President, General Counsel, and Secretary (became Vice President, General Counsel, and Secretary in 1999)

Mark L. Bye (C)	49	Group Vice President–Gases and Equipment (became Group Vice President–Gases and Equipment in 2003; and President–Air Products Asia in 2001)

Paul E. Huck (C)	55	Vice President and Chief Financial Officer
		(became Vice President and Chief Financial Officer in 2004; Vice President and Corporate Controller in 2002; and Vice President–Project Management Office in 2000)

John P. Jones III (A)(B)(C)	55	Chairman, President, and Chief Executive Officer (became Chairman and Chief Executive Officer in 2000)

Arthur T. Katsaros (C)	58	Group Vice President–Development and Technology (became Group Vice President–Development and Technology in 2003; and Group Vice President–Engineered Systems and Development in 2001)

John F. McGlade (C)	51	Group Vice President–Chemicals
		(became Group Vice President–Chemicals in 2003; Vice President–Chemicals Group Business Divisions in 2003; and Vice President and General Manager, Performance Chemicals Division in 2001)

Lynn C. Minella (C)	47	Vice President–Human Resources
		(became Vice President–Human Resources in 2004; Vice President, Human Resources, Software Group, International Business Machines Corporation in 2003; and Vice President, Human Resources, Technology Group, International Business Machines Corporation in 2001)

(A)	Member, Board of Directors

(B)	Member, Executive Committee of the Board of Directors

(C)	Member, Corporate Executive Committee

ITEM 2.
Properties.
     The principal executive offices, which are owned by Air Products, are located at its headquarters in Trexlertown, near Allentown, Pennsylvania. Additional administrative offices are located in facilities it owns in Hersham, near London, England and Hattingen, Germany. Administrative offices are also located in facilities leased in the Allentown and Philadelphia areas in Pennsylvania; Mississauga, Ontario, Canada; Tokyo, Japan; Hong Kong, China; Singapore; Brussels, Belgium; Paris, France; Barcelona, Spain; and Sao Paulo, Brazil. Management believes the Company’s manufacturing facilities, described in more detail below, are adequate to support its businesses. The following information with respect to properties is as of 30 September 2005.
Gases
     In the United States and Canada, the gases segment has over 220 plant facilities in 35 states and two provinces. The majority of these plants recover nitrogen, oxygen, and argon. The Company continues to focus on the production of refinery hydrogen with 37 facilities that produce and/or recover hydrogen and three major pipeline systems located along the Gulf Coast of Texas, along the Mississippi River corridor, and in Los Angeles, California. Additional facilities produce specialty gases, clean electronic parts, and produce electronic chemicals. Helium is recovered at plants in Kansas and Texas. The properties on which these plants are located are owned by Air Products at approximately one-fourth of the locations and leased by Air Products at the remaining locations. In virtually all cases, however, the plant itself is owned and operated by Air Products. In addition, the Company operates 16 sales offices located in seven states and two provinces, most of which are located in leased facilities.
     Air Products’ European gases segment has approximately 70 plant facilities, including facilities that recover hydrogen, manufacture dissolved acetylene, recover carbon monoxide, and produce electronic chemicals. As in the U.S., the majority of European plants recover nitrogen, oxygen, and argon. The Company began operations in Switzerland in 2005 with the startup of hydrogen production in Cressier. In addition, there are five specialty gas centers and over 100 sales offices and/or cylinder distribution centers in Europe.
     There are additional facilities located in Brazil and the Middle East.
     In Asia, the gases segment continues to expand its production capacity, particularly in China where three facilities were added in 2005. Over 130 production facilities supply a diverse customer base in nine countries, including those in India and Thailand where the Company has just less than 50 percent equity ownership. Production includes electronic specialty materials and hydrogen, as well as oxygen, nitrogen, and argon. The property on which these plants are located is owned by Air Products at approximately one-fifth of the locations and leased by Air Products at the remaining locations. There are over 50 sales offices and distribution centers located throughout the region, half of which are owned sites and the remainder leased. There are nine country specific administration offices, with principal regional management offices located in Taipei, Hong Kong, Shanghai, and Singapore.
     Global healthcare has 182 facilities in the United States, Canada, and Argentina, and six countries in Europe. In 2005, acquisitions in Florida, Tennessee, and Indiana added a total of 15 locations. The majority of the facilities for global healthcare are leased.
Chemicals
     The chemicals segment manufactures amines and nitric acid at its Pace, Florida facility; alkylamines at its St. Gabriel, Louisiana facility and its Camacari, Bahia, Brazil facility; vinyl acetate/ethylene copolymer emulsions at its South Brunswick, New Jersey facility; dinitrotoluene at its Geismar, Louisiana facility; vinyl acetate/ethylene and vinyl chloride/ethylene copolymer emulsions at its Cologne, Germany facility; nitric acid, dinitrotoluene, and toluene diamine at its Pasadena, Texas facility; vinyl acetate/ethylene copolymer emulsions, vinyl chloride/ethylene copolymer emulsions, polyvinyl acetate emulsions and acetylenic chemicals at its Calvert City, Kentucky facility; vinyl acetate/ethylene copolymer emulsions at its Ulsan, Korea facility; specialty amines at its Wichita, Kansas facility; and epoxy additives at its facilities in Manchester, England; Singapore; Japan; and Los Angeles, California. The chemicals segment manufactures polyurethane additives and polyurethane specialty products (AIRTHANE®/VERSATHANE®) at its Paulsboro, New Jersey facility that is leased in part and owned in part. A joint venture in China was recently formed for the production of TEDA polyurethane additives. The chemicals segment also manufactures polyvinyl acetate emulsions and pressure sensitive adhesive emulsions at two smaller locations in Elkton, Maryland and Piedmont, South Carolina. Substantially all of the chemicals segment’s plants and real estate are owned.

     The chemicals segment has sales offices and laboratories in the United States, Europe, Brazil, Mexico, Japan, Korea, Singapore, and China, and representative offices in Beijing, Shanghai, and Hong Kong. The Company leases approximately 75 percent of the offices and owns the remainder.
Equipment
     The equipment segment operates seven plants and two sales offices in the United States. The Company manufactures a significant portion of its cryogenic air separation and natural gas liquefaction equipment at its Wilkes-Barre, Pennsylvania site. Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in Bethlehem and Allentown, Pennsylvania and Liberal, Kansas. Additional facilities utilized by the equipment segment include two plants and one office in Europe, offices in Japan and China, and plants in Korea and China. Air Products owns approximately 50 percent of the facilities and real estate in this segment and leases the remaining 50 percent.
ITEM 3. Legal Proceedings.
     In the normal course of business Air Products and its subsidiaries are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. Certain proceedings involve governmental authorities under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 36 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position, nor is there any material additional exposure expected in any one year in excess of the amounts the Company currently has accrued. Additional information on the Company’s environmental exposure is included under “Environmental Controls.”
     The Company previously disclosed that Honeywell International, Inc. and GEM Microelectronics Materials, LLC (“Honeywell”) filed suit against the Company alleging breach of contract resulting from the termination of a strategic alliance agreement dated 1 October 1998. Honeywell was awarded damages in the amount of $8.1 million, which amount was recorded against previously established accruals. Honeywell filed an appeal of the court’s decision and the Company filed a cross appeal. The parties ultimately settled the case and the Company recognized an expense for an additional amount not considered material to the Company.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock, ticker symbol “APD,” is listed on the New York Stock Exchange. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below. Cash dividends on Air Products’ common stock are paid quarterly. The Company’s objective is to pay dividends consistent with the reinvestment of earnings necessary for long-term growth.
     It is the Company’s expectation that comparable cash dividends will continue to be paid in the future.

     Quarterly Stock Information

2005	High	Low	Close	Dividend

First	$59.18	$51.85	$57.97	$.29
Second	65.81	55.99	63.29	.32
Third	64.06	55.53	60.30	.32
Fourth	61.60	53.30	55.14	.32
				$1.25

2004	High	Low	Close	Dividend

First	$53.07	$44.12	$52.83	$.23
Second	55.40	46.71	50.12	.23
Third	53.20	47.49	52.45	.29
Fourth	55.76	48.42	54.38	.29
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
     As of 10 November 2005, there were 10,260 record holders of the Company’s Common Stock.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number		Purchased as Part of	Units) that May Yet Be
	of Shares (or	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Units) Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs(1)
1-31 July 2005	1,719,754	$59.29	1,719,754	$4,006,947
1 August	66,953	$59.85	66,953	$49
Total	1,786,707	$59.31	1,786,707	$0

(1)	On 18 March 2005, the Company announced plans to purchase up to $500 million of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 17 March 2005. The program was completed on 4 August 2005.

ITEM 6. Selected Financial Data.
     The tabular information appearing under “Five-Year Summary of Selected Financial Data” on page 72 of the 2005 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The textual information appearing under “Management’s Discussion and Analysis” on pages 15 through 36 of the 2005 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
     The textual information appearing under “Market Risks and Sensitivity Analysis” on pages 31 and 32 of the 2005 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 8. Financial Statements and Supplementary Data.
     The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG LLP dated 22 November 2005, appearing on pages 40 through 72 of the 2005 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.
     Management’s Report on Internal Control over Financial Reporting, appearing on page 37 of the 2005 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
     The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, appearing on page 38 of the 2005 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
     The Report of Independent Registered Public Accounting Firm, KPMG LLP, appearing on page 39 of the 2005 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable.
ITEM 9A. Controls and Procedures.
     Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of 30 September 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.
     Management’s Report on Internal Control over Financial Reporting is provided under Item 8. “Financial Statements and Supplementary Data,” appearing above. The report of KPMG LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting, is provided under Item 8. “Financial Statements and Supplementary Data,” appearing above.
ITEM 9B. Other Information.
     Not Applicable.
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
     The biographical information relating to the Company’s directors, appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders under the section, “The Board of Directors,” is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.

     Information on Section 16(a) Beneficial Ownership Reporting Compliance, appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders under the section, “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2005,” is incorporated herein by reference.
     The Company’s Code of Conduct was updated in 2003 to comply with the requirements of Sarbanes-Oxley and the New York Stock Exchange. The Code of Conduct was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K. In 2005, the Code of Conduct was further updated to make it more reader friendly, cover additional areas of compliance and internal policies, and expand its application to employees and businesses world-wide. The existing Code of Conduct, as amended, is filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Conduct can also be found at the Company’s Internet website at www.airproducts.com/responsibility/governance/codeofconduct.htm.
ITEM 11. Executive Compensation.
     The information under “Compensation of Executive Officers” which includes “Report of the Management Development and Compensation Committee,” “Executive Compensation Tables,” “Severance and Employment Arrangements,” “Change in Control Arrangements,” and “Information About Stock Performance and Ownership,” appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in the sections headed “Persons Owning More than 5% of Air Products Stock as of September 30, 2005,” “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2005,” and “Equity Compensation Plan Information,” appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions.
     Not applicable.
ITEM 14. Principal Accountant Fees and Services.
     The information appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders under the section “Fees of Independent Auditors,” is incorporated herein by reference.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this Report to the extent below noted:
  1. The 2005 Financial Review Section of the Company’s 2005 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:
(Page references to 2005 Financial Review Section of the Annual Report)

Management’s Discussion and Analysis	15
Management’s Report on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Income Statements for the three years ended 30 September 2005	40
Consolidated Balance Sheets at 30 September 2005 and 2004	41
Consolidated Statements of Cash Flows for the three years ended 30 September 2005	42
Consolidated Statements of Shareholders’ Equity for the three years ended 30 September 2005	43
Notes to the Consolidated Financial Statements	44
Business Segment and Geographic Information	69
Five-Year Summary of Selected Financial Data	72

     2. The following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2005 Financial Review Section of the Annual Report to Shareholders:
(Page references to this Report)

Report of Independent Registered Public Accounting Firm on Schedule	17
Consolidated Schedule for the years ended 30 September 2005, 2004, and 2003 as follows:

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

Date: 22 November 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John P. Jones III	22 November 2005
(John P. Jones III)
Director, Chairman, President, and
Chief Executive Officer
(Principal Executive Officer)

*	22 November 2005
(Mario L. Baeza) Director

*	22 November 2005
(Michael J. Donahue)
Director

*	22 November 2005
(William L. Davis)
Director

*	22 November 2005
(Ursula F. Fairbairn)
Director

Signature and Title	Date

*	22 November 2005
W. Douglas Ford Director

*	22 November 2005
(Edward E. Hagenlocker)
Director

*	22 November 2005
(James F. Hardymon)
Director

*	22 November 2005
(Margaret G. McGlynn)
Director

*	22 November 2005
(Terrence Murray)
Director

*	22 November 2005
(Charles H. Noski)
Director

*	22 November 2005
(Lawrence S. Smith)
Director

*	W. Douglas Brown, Vice President, General Counsel, and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ W. Douglas Brown

W. Douglas Brown
Attorney-in-Fact

Date: 22 November 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:
     Under date of 22 November 2005, we reported on the consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the years in the three-year period ended 30 September 2005, which are included in the Annual Report to Shareholders. Also, under the date of 22 November 2005, we reported on the effectiveness of Air Products and Chemicals, Inc.’s internal control over financial reporting as of 30 September 2005, and on management’s assessment of the effective operation of internal control over financial reporting. In connection with our audits, we also audited the related consolidated financial statement schedule referred to in Item 15(a)(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
22 November 2005

SCHEDULE II
CONSOLIDATED
AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended 30 September 2005, 2004, and 2003

				Other Changes
		Additions		Increase(Decrease)
	Balance at	Charged	Charged	Cumulative		Balance
	Beginning	to	to other	Translation		at End of
Classification	of period	Expense	Accounts(1)	Adjustment	Other(2)	Period
	(in millions of dollars)
Year Ended 30 September 2005
Allowance for doubtful accounts	$30	$11	$—	$—	$(6)	$35

Year Ended 30 September 2004
Allowance for doubtful accounts	$22	$18	$2	$1	$(13)	$30

Year Ended 30 September 2003
Allowance for doubtful accounts	$12	$12	$4	$1	$(7)	$22

Notes:

[1]	Includes primarily collections on accounts previously written off.

[2]	Primarily includes write-offs of uncollectible accounts.

INDEX TO EXHIBITS

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws.

3.1	By-Laws of the Company. (Filed as Exhibit 3.1 to the Company’s Form 8-K Report dated 18 September 1997.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

(4)	Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1	Rights Agreement, dated as of 19 March 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated 19 March 1998, as amended by Form 8-A/A dated 16 July 1998.)*

4.2	Amended and Restated Credit Agreement dated as of 16 September 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank (as amended). (Filed as Exhibit 4.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

(10)	Material Contracts.

10.1	1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1989.)*

10.2	The Rules of the United Kingdom Savings-Related Share Option Scheme of the Company as adopted on 24 October 1997, as amended on 1 October 1999 and 5 November 1999. (Filed as Exhibit 10.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.3	Amended and Restated Supplementary Savings Plan of the Company effective 1 April 1998, reflecting amendments through 30 September 2002. (Filed as Exhibit 10.3 to the Company’s 10-Q Report for the quarter ended 31 March 2003.)*

10.4	Amended and Restated Supplementary Pension Plan of the Company effective 1 May 2003. (Filed as Exhibit 10.2 to the Company’s 10-Q Report for the quarter ended 31 March 2003.)*

10.5	Stock Option Program for Directors of the Company, formerly known as the Stock Option Plan for Directors. Effective 23 January 2003, this Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder. (Filed as Exhibit 10.5 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.6	Letter dated 7 July 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1998.)*

10.7	Air Products and Chemicals, Inc. Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

10.8	Air Products and Chemicals, Inc. Change of Control Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

Exhibit No.	Description
10.9	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of 1 August 1999. (Filed as Exhibit 10.13 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.9(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted 1 January 2000. (Filed as Exhibit 10.13(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.10	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of 1 August 1999. (Filed as Exhibit 10.14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.10(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted 1 January 2000. (Filed as Exhibit 10.14(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.11	Form of Severance Agreements that the Company has with each of its U.S. Executive Officers. (Filed as Exhibit 10.16 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.12	Amended and Restated Long Term Incentive Plan of the Company, effective 23 January 2003. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2003.)*

10.13	Form of Award Agreement under the Long Term Incentive Plan of the Company, used for the FY2004 awards. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2003.)*

10.14	Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2002.)*

10.15	Compensation Program for Directors of the Company, effective 1 October 2004. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.16	Deferred Compensation Program for Directors of the Company, formerly known as the Deferred Compensation Plan for Directors of the Company. Effective 23 January 2003, the Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder. (Filed as Exhibit 10.16 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.17	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.18	Terms and Conditions of the Global Employee Stock Option Awards of the Company effective 1 October 1995, 1997, and 1999. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.19	Terms and Conditions of the Stock Incentive Awards of the Company effective 1 October 1999, 2000, 2001, and 2002. (Filed as Exhibit 10.19 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.20	Air Products and Chemicals, Inc. Corporate Executive Committee Retention/Separation Program, effective July 17, 2003. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

10.21	Air Products and Chemicals, Inc. Retirement Savings and Stock Ownership Plan as amended and restated effective 1 October 1997 to reflect law and other changes effective through 30 September 2002. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2003.)*

10.22	Form of Severance Agreement that the Company has with one U.S. Executive Officer, effective 20 November 2003. (Filed as Exhibit 10.25 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

Exhibit No.	Description
10.23	Form of Award Agreement under the Long Term Incentive Plan of the Company used for the FY2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.24	Compensation Program for Directors of the Company, effective 1 October 2005.

10.25	Description of Performance Criteria under the Annual Incentive Plan of the Company. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.26	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. Effective as of 23 January 2003, this program is offered under the Long-Term Incentive Plan.

12	Computation of Ratios of Earnings to Fixed Charges.

13	2005 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended 30 September 2005, which is furnished to the Commission for information only and not filed except as portions are expressly incorporated by reference in this Report.

14	Code of Ethics.

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.