Form 10-Q
period 2005-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2006-02-08
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 1 February 2006

Common Stock, $1 par value	222,626,485

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX
BASIS OF PRESENTATION:
The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “company” or “registrant”) included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the company’s latest annual report on Form 10-K in order to fully understand the basis of presentation.
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2006 Outlook included on pages 21-22 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 25.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of dollars, except for share data)

	31 December 2005	30 September 2005

ASSETS

CURRENT ASSETS
Cash and cash items	$70.7	$55.8
Trade receivables, less allowances for doubtful accounts	1,502.3	1,506.6
Inventories	552.4	494.8
Contracts in progress, less progress billings	103.1	82.4
Other receivables and current assets	234.5	275.1

TOTAL CURRENT ASSETS	2,463.0	2,414.7

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	679.4	663.7
PLANT AND EQUIPMENT, at cost	13,193.2	12,913.3
Less accumulated depreciation	7,204.2	7,044.5

PLANT AND EQUIPMENT, net	5,989.0	5,868.8

GOODWILL	916.2	920.0
INTANGIBLE ASSETS, net	92.7	98.7
OTHER NONCURRENT ASSETS	484.6	442.9

TOTAL ASSETS	$10,624.9	$10,408.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,285.9	$1,378.0
Accrued income taxes	108.1	118.2
Short-term borrowings	230.0	309.6
Current portion of long-term debt	105.7	137.4

TOTAL CURRENT LIABILITIES	1,729.7	1,943.2

LONG-TERM DEBT	2,272.4	2,052.9
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	850.8	821.6
DEFERRED INCOME TAXES	848.4	834.5

TOTAL LIABILITIES	5,701.3	5,652.2

MINORITY INTEREST IN SUBSIDIARY COMPANIES	180.5	181.1

SHARE-BASED COMPENSATION	34.3	30.0

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2006 and 2005 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	584.1	573.6
Retained earnings	5,426.4	5,317.2
Accumulated other comprehensive income (loss)	(408.3)	(433.2)
Treasury stock, at cost (2006 — 27,112,697 shares; 2005 — 27,557,351 shares)	(1,142.8)	(1,161.5)

TOTAL SHAREHOLDERS’ EQUITY	4,708.8	4,545.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,624.9	$10,408.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Millions of dollars, except for share data)

	Three Months Ended
	31 December
	2005	2004

SALES	$2,098.6	$1,991.0
COSTS AND EXPENSES
Cost of sales	1,571.3	1,475.5
Selling and administrative	254.6	252.8
Research and development	37.8	33.1
Other (income) expense, net	(17.3)	(8.7)

OPERATING INCOME	252.2	238.3
Equity affiliates’ income	27.8	25.5
Interest expense	26.3	27.8

INCOME BEFORE TAXES AND MINORITY INTEREST	253.7	236.0
Income tax provision	66.8	64.9
Minority interest	6.2	4.3

NET INCOME	$180.7	$166.8

BASIC EARNINGS PER COMMON SHARE	$.81	$.74

DILUTED EARNINGS PER COMMON SHARE	$.80	$.72

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	222.0	226.4

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	227.1	232.3

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.32	$.29

     The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2005	2004

NET INCOME	$180.7	$166.8

OTHER COMPREHENSIVE INCOME, net of tax:

Net unrealized holding gain on investments, net of income tax of $3.6 and $1.7	6.5	2.8
Net unrecognized loss on derivatives qualifying as hedges, net of income tax benefit of $(3.8)	—	(6.9)
Foreign currency translation adjustments, net of income tax (benefit) of $17.2 and $(38.0)	18.4	143.7

TOTAL OTHER COMPREHENSIVE INCOME	24.9	139.6

COMPREHENSIVE INCOME	$205.6	$306.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
     (Millions of dollars)

	Three Months Ended
	31 December
	2005	2004

OPERATING ACTIVITIES
Net Income	$180.7	$166.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	186.3	179.4
Deferred income taxes	52.7	16.6
Undistributed earnings of unconsolidated affiliates	(10.1)	(5.9)
Gain on sale of assets and investments	(10.7)	(.3)
Share-based compensation	15.9	3.6
Other	12.2	7.5

Subtotal	427.0	367.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(11.4)	(2.8)
Inventories and contracts in progress	(80.0)	45.8
Payables and accrued liabilities	(73.6)	(57.3)
Other	9.9	1.9

CASH PROVIDED BY OPERATING ACTIVITIES	271.9	355.3

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(305.2)	(216.1)
Investment in and advances to unconsolidated affiliates	—	(3.5)
Acquisitions, less cash acquired (b)	—	(45.1)
Proceeds from sale of assets and investments	17.6	2.6
Other	2.3	1.4

CASH USED FOR INVESTING ACTIVITIES	(285.3)	(260.7)

FINANCING ACTIVITIES
Long-term debt proceeds	230.5	59.5
Payments on long-term debt	(66.3)	(13.5)
Net (decrease) increase in commercial paper and short-term borrowings	(78.3)	2.7
Dividends paid to shareholders	(71.0)	(65.5)
Proceeds from stock option exercises	13.0	42.2
Other	.8	—

CASH PROVIDED BY FINANCING ACTIVITIES	28.7	25.4

Effect of Exchange Rate Changes on Cash	(.4)	6.4

Increase in Cash and Cash Items	14.9	126.4
Cash and Cash Items — Beginning of Year	55.8	146.3

Cash and Cash Items — End of Period	$70.7	$272.7

(a)	Excludes capital lease additions of $.6 and $1.5 in 2006 and 2005, respectively.

(b)	Excludes $.6 of capital lease obligations assumed in acquisitions in 2005.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2005	2004

Revenues from external customers
Gases	$1,561.9	$1,442.7
Chemicals	444.4	460.7
Equipment	92.3	87.6

Segment and Consolidated Totals	$2,098.6	$1,991.0

Operating income
Gases	$229.2	$219.8
Chemicals	19.2	20.0
Equipment	16.2	6.0

Segment Totals	264.6	245.8

Corporate research and development and other income (expense)	(12.4)	(7.5)

Consolidated Totals	$252.2	$238.3

Equity affiliates’ income
Gases	$25.2	$22.6
Chemicals	2.6	2.9
Equipment	—	—

Segment and Consolidated Totals	$27.8	$25.5

(Millions of dollars)

	31 December	30 September
	2005	2005

Identifiable assets (a)
Gases	$7,949.6	$7,764.1
Chemicals	1,315.9	1,348.4
Equipment	274.2	247.0

Segment Totals	9,539.7	9,359.5

Corporate assets	405.8	385.6

Consolidated Totals	$9,945.5	$9,745.1

(a)	Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2005	2004

Revenues from external customers
United States	$1,250.7	$1,138.9
Canada	18.7	18.5

Total North America	1,269.4	1,157.4

Europe	535.9	565.6
Asia	249.3	229.6
Latin America	44.0	38.4

Total	$2,098.6	$1,991.0

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the company’s 2005 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during 2006 other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), as discussed under New Accounting Standards below.
2. NEW ACCOUNTING STANDARDS
Share-Based Compensation
Effective 1 October 2005, the company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to 1 October 2005, the company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The estimated impact of adopting SFAS No. 123R in 2006 is expected to reduce diluted earnings per share for the year by approximately $.13. The pro forma impact of expensing employee stock options in 2005 would have been a reduction of diluted earnings per share of $.13 for the year based on the disclosures required by SFAS No. 123.
The adoption of SFAS No. 123R requires a change in accounting for awards granted on or after 1 October 2005 to accelerate expense to the retirement eligible date for individuals who meet the requirements for immediate vesting of awards upon their retirement. The impact of this change in 2006 for all share-based compensation programs is estimated to reduce diluted earnings per share for the year by approximately $.03, principally related to the stock option program.
The company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to 1 October 2005, and amortization related to new awards granted after 1 October 2005.
Because certain of the company’s share-based compensation programs include a provision for a contingent cash settlement in the event of a change in control, the carrying amount of these awards based on a grant-date intrinsic value has been presented separately in the balance sheet outside of shareholders’ equity. The company believes the likelihood of such an actual cash settlement is remote. Accordingly, the company has accounted for its stock options as equity instruments in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 123(R)-4 issued by the FASB on 3 February 2006. Under the FSP, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not trigger liability classification until it becomes probable that an event will occur.
The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.
Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first quarter of 2006, $1.0 of excess tax benefits were generated.

SFAS No. 123R modified the disclosure requirements related to share-based compensation. Accordingly, the disclosures prescribed by SFAS No. 123R are included in Note 3.
For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock option plans would have been as follows:

Three Months
Ended
31 December 2004

Net income, as reported	$166.8
Add share-based compensation expense included in reported net income, net of related tax effects	2.2
Deduct total share-based compensation expense determined under fair value based method, net of related tax effects	(9.1)

Pro forma net income	$159.9

Basic Earnings per Share
As reported	$.74
Pro forma	$.71

Diluted Earnings per Share
As reported	$.72
Pro forma	$.69

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company is currently in the process of evaluating the alternative methods.
Income Taxes
In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act).” FSP No. FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction is available to the company starting in fiscal year 2006. The company is evaluating the effect the manufacturers’ deduction will have in the current and future fiscal years. At the present time, the company does not expect to receive a significant benefit from the manufacturers' deduction in the current year.
In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Taxpayers were allowed to elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The company expects to utilize this provision in fiscal year 2006. While the deduction is subject to several limitations, and some uncertainty remains as to the exact level of earnings to be repatriated and the tax effect thereof, the company estimates that $100 to $200 in earnings will be repatriated under these provisions with a tax benefit equal to $10 to $20. An estimate of this benefit is included in the company’s forecast of the effective tax rate for fiscal year 2006.

Asset Retirement Obligations
In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term, conditional asset retirement obligation, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after 15 December 2005. The company is evaluating the effect FIN 47 will have on its consolidated financial statements.
3. SHARE-BASED COMPENSATION
The company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. The company issues shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards.
As of 31 December 2005, 2.0 million shares were available for future grant under the company’s Long-term Incentive Plan, which is shareholder approved. On 26 January 2006, the company obtained shareholder approval for an additional 7.0 million shares.
The compensation cost charged against income in the first quarter of 2006 for share-based compensation programs was $15.9, before taxes of $6.2. Of the compensation cost recognized, approximately $12.8 was a component of selling and administrative expense, $2.0 a component of cost of sales, and $1.1 a component of research and development. The amount of compensation cost capitalized was not material.
Information on the valuation and accounting for the various programs is provided below.
Stock Options
Under various plans, executives, employees and outside directors receive awards of options to purchase common stock. The exercise price equals the market price of the company’s stock on the date of the grant. Options under the plans generally vest incrementally over three years, and remain exercisable for ten years from the date of grant. Options issued to directors are exercisable six months after the grant date.
The fair value of options granted in the first quarter of 2006 was estimated using a lattice-based option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the company’s stock and dividends over the historical period equal to the option term. The expected life represents the period of time that options granted are expected to be outstanding based on an analysis of company specific historical exercise data. The range given below results from certain groups of employees exhibiting different behavior. Separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The risk-free rate is based on the U. S. Treasury Strips with terms equal to the expected time of exercise as of the grant date.

Expected volatility	30.6%
Expected dividend yield	2.1%
Expected life (in years)	7.0-9.0
Risk-free interest rate	4.3%-4.5%

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $18.18 per option.

A summary of stock option activity is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average	Term	Intrinsic
Options	(000)	Exercise Price	(in years)	Value ($000)

Outstanding at 30 September 2005	23,601	$39.96
Granted	1,856	55.33
Exercised	(312)	37.68
Forfeited	(30)	27.68

Outstanding at 31 December 2005	25,115	$41.19	5.8	$452,085

Exercisable at 31 December 2005	20,314	$38.70	5.2	$416,178

The total intrinsic value of stock options exercised during the first quarter of 2006 was $6.5.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). For awards granted on or after 1 October 2005, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement.
As of 31 December 2005, there was $44.5 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Cash received from option exercises during the first quarter of 2006 was $13.0. The total tax benefit generated from options exercised was $2.5 for the first quarter of 2006. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123R been applied in previous periods) was $1.0.
Deferred Stock Units & Restricted Stock
The grant-date fair value of deferred stock units and restricted stock is estimated on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services. For awards granted on or after 1 October 2005, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement.
Deferred Stock Units
The company has granted deferred stock units to executives, selected employees and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned on continued employment during the deferral period and may also be conditioned on earn-out against certain performance targets. The deferral period generally ends after death, disability, or retirement. However, for a portion of the performance-based deferred stock units, the deferral period ends at the end of the performance period (one to three years) or up to two years thereafter. Beginning in 2004, the company has granted deferred stock units subject to a four-year deferral period to selected employees. Deferred stock units issued to directors are paid after retirement at the time elected by the director (not to exceed 10 years).

	Shares	Weighted Average
Deferred Stock Units	(000)	Grant-Date Fair Value

Outstanding at 30 September 2005	1,585	$42.49
Granted	355	57.59
Paid out	(5)	25.28
Forfeited	—	—

Outstanding at 31 December 2005	1,935	$45.26

The compensation cost charged against income in the first quarter of 2006 for deferred stock units was $4.3, before taxes of $1.7. As of 31 December 2005, there was $45.0 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted-average period of 3.5 years.
Restricted Stock
In 2004 through 2006, the company issued shares of restricted stock to certain executive officers. Participants are entitled to cash dividends and to vote their respective shares. The shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture.

	Shares	Weighted Average
Restricted Stock	(000)	Grant Date Fair Value

Nonvested at 30 September 2005	94	$50.69
Granted	57	55.33
Vested	—	—
Forfeited	—	—

Nonvested at 31 December 2005	151	$52.46

The compensation cost charged against income in the first quarter of 2006 for restricted stock awards was $.8, before taxes of $.3. As of 31 December 2005, there was $6.3 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted-average period of 5.7 years.
4. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the quarter ended 31 December 2005, are as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2005	$810.7	$99.1	$10.2	$920.0
Adjustments	.8	—	—	.8
Currency translation	(2.7)	(.8)	(1.1)	(4.6)

Balance as of 31 December 2005	$808.8	$98.3	$9.1	$916.2

5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2005	2004

NUMERATOR
Net income used in basic and diluted EPS	$180.7	$166.8

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	222.0	226.4
Effect of dilutive securities
Employee stock options	4.4	5.1
Other award plans	.7	.8

	5.1	5.9

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	227.1	232.3

BASIC EPS	$.81	$.74

DILUTED EPS	$.80	$.72

6. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

		Three Months Ended 31 December
	2005	2004	2005	2004

	Pension Benefits		Other Benefits

Service cost	$19.4	$19.7	$1.6	$1.2
Interest cost	36.5	34.6	1.3	1.4
Expected return on plan assets	(38.9)	(35.9)	—	—
Prior service cost amortization	.8	.8	(.6)	(.3)
Actuarial loss amortization	16.2	8.3	.9	.1
Settlement and curtailment charges	—	.2	—	—
Special termination benefits	1.0	1.0	—	—
Other	.3	.2	—	—

Net periodic benefit cost	$35.3	$28.9	$3.2	$2.4

During the three months ended 31 December 2005, contributions of $102.9 were made. The company expects to contribute approximately $50 to the pension plans during the remainder of 2006. For the three months ended 31 December 2004, contributions of $20.2 were made. During 2005, total contributions were $132.8.
7. COMMITMENTS AND CONTINGENCIES
The company is involved in various legal proceedings, including competition, environmental, health, safety, product liability and insurance matters. While the company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for any damage award could have a significant impact on the company’s net income in the period in which it is recorded.
8. SUPPLEMENTAL INFORMATION
Hurricanes
In the fourth quarter of 2005, the company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina. Other industrial gases and chemicals facilities in the Gulf Coast region also sustained damages from Hurricanes Katrina and Rita in fiscal 2005. During the quarter ended 31 December 2005, the company received $25 representing partial settlement with its insurers. Additional insurance recoveries for property damages and business interruption will be recognized as claims are settled.
Other (income) expense, net
Other income included a gain of $9.5 from the sale of land in Europe during the quarter ended 31 December 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the company’s 2005 annual report on Form 10-K. An analysis of results for the first quarter of 2006, including an update to the company’s 2006 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles.
FIRST QUARTER 2006 VS. FIRST QUARTER 2005
FIRST QUARTER 2006 IN SUMMARY
•	Sales of $2,099 were up 5% from the prior year, driven by higher natural gas costs contractually passed through to customers, higher volumes in the Gases segment and higher pricing in the Chemicals segment. Gases segment volumes increased due to higher shipments in Electronics and Asia base gases. Volumes were negatively affected by the continued impacts of Hurricanes Katrina and Rita. The Chemicals segment continued to increase prices to recover higher raw material costs.

•	Operating income of $252 increased 6%. Strong volume increases in Gases and Equipment and pricing increases in Chemicals were partially offset by the impact of hurricanes in Gases and Chemicals, lower pricing in electronic specialty materials, and lower volumes in Chemicals. The net unfavorable impact of the hurricanes was approximately $20. The results included a $10 gain from a land sale in Europe.

•	Equipment backlog was at a new record high of $690 as we received two new large air separation unit orders.

•	The company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R), on 1 October 2005 and began expensing the grant-date fair value of employee stock options. The impact recognized in the first quarter for stock options reduced diluted earnings per share by $.03.

•	Net income of $181 increased 8% and diluted earnings per share of $.80 increased 11%. A summary table of changes in earnings per share is presented below.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2006 Outlook provided on pages 21-22.

Changes in Earnings per Share

	Three Months Ended		Increase
	31 December		(Decrease)
	2005	2004

Diluted Earnings per Share	$.80	$.72	$.08

Operating Income (after-tax)
Currency			(.02)
European land sale			.03
Share-based compensation expense			(.03)
Hurricanes			(.06)
Underlying business
Volume			.13
Price/raw materials			(.01)
Costs			—

Operating Income			.04

Other (after-tax)
Equity affiliates’ income			.01
Interest expense			.01
Effective tax rate			.01
Minority interest			(.01)
Average shares outstanding			.02

Other			.04

Total Change in Diluted Earnings per Share			$.08

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended
	31 December
	2005	2004	% Change

Sales	$2,098.6	$1,991.0	5%
Cost of sales	1,571.3	1,475.5	6%
Selling and administrative	254.6	252.8	1%
Research and development	37.8	33.1	14%
Other (income) expense, net	(17.3)	(8.7)	99%
Operating Income	252.2	238.3	6%
Equity affiliates’ income	27.8	25.5	9%
Interest expense	26.3	27.8	(5%)
Effective tax rate	27.0%	28.0%	(1.0%)
Net Income	180.7	166.8	8%
Basic Earnings per Share	$.81	$.74	9%
Diluted Earnings per Share	$.80	$.72	11%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	(1%)
Currency	(2%)
Natural gas/raw material cost pass-through	6%
Hurricanes	(3%)
Underlying business
Volume	4%
Price/mix	1%

Total Consolidated Change	5%

Sales of $2,098.6 increased 5%, or $107.6. Underlying base business growth accounted for 5% of the increase. Sales increased 4% from improved volumes across the Gases segment, partially offset by lower volumes in Chemicals, as discussed in the Segment Analysis which follows. Improved pricing across the Chemicals segment increased sales by 1%. Divestiture of the company’s European methylamines and derivatives (EM&D) business and the shutdown of a small fertilizer business accounted for a 1% decrease. Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas/raw material contractual cost pass-through to customers accounted for an additional 6% of the sales increase mainly due to higher natural gas prices. The impact of Hurricanes Katrina and Rita reduced sales by 3%.
Operating Income
Operating income of $252.2 increased 6%, or $13.9. Operating income increased $43 from improved volumes across the Gases segment, as discussed in the Segment Analysis which follows, $15 from higher pricing and surcharges in Chemicals, and $10 from the sale of land in Europe. Operating income decreased $20 from the impacts of Hurricanes Katrina and Rita, primarily from business interruption. Share-based compensation expense, resulting primarily from the adoption of SFAS No. 123R, reduced operating income by $12. Gases pricing net of variable costs decreased operating income by $11, primarily from lower electronic specialty material pricing. Currency, primarily from the strengthening of the U.S. dollar against the Euro, decreased operating income by $7.
Equity Affiliates’ Income
Income from equity affiliates of $27.8 increased $2.3, or 9%. Gases equity affiliates’ income increased $2.6, with higher income reported by the Latin American and worldwide Electronics affiliates.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	(2%)
Share-based compensation expense	3%
Other costs	(1%)

Total S&A Change	1%

S&A expense of $254.6 increased 1%, or $1.8. S&A as a percent of sales declined to 12.1% from 12.7% in 2005. Share-based compensation expense increased S&A 3%, due to the adoption of SFAS No. 123R.

Research and Development (R&D)
R&D increased 14%, or $4.7. R&D increased slightly as a percent of sales to 1.8% from 1.7% in 2005 due to higher spending in key growth platforms.
Other (Income) Expense, Net
Other income of $17.3 increased $8.6. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2006 included a gain of $9.5 related to the sale of land in Europe and a gain of $7.3 related to insurance recoveries for property damage caused by Hurricanes Katrina and Rita. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 December
	2005	2004

Interest incurred	$31.3	$29.8
Less: interest capitalized	5.0	2.0

Interest expense	$26.3	$27.8

Interest incurred increased $1.5. The increase resulted from a higher average debt balance excluding currency effects and higher average interest rates, partially offset by the impact of a stronger U.S. dollar on the translation of foreign currency interest. Capitalized interest was higher by $3.0 due to higher levels of construction in progress for plant and equipment built by the company, principally from projects within Energy and Process Industries (EPI).
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest.
The effective tax rate was 27.0% in the first quarter of 2006 compared to the 2005 rate of 28.0%. The lower rate is the result of credits and adjustments from the company’s ongoing tax planning process, and changes in income mix.
Net Income
Net income was $180.7 compared to $166.8 in 2005. Diluted earnings per share was $.80 compared to $.72 in 2005. A summary table of changes in diluted earnings per share is presented on page 16.
Segment Analysis
Gases

	Three Months
	Ended 31 December
	2005	2004	% Change

Sales	$1,561.9	$1,442.7	8%
Operating income	229.2	219.8	4%
Equity affiliates’ income	25.2	22.6	12%

Gases Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	—
Currency	(2%)
Natural gas/raw material cost pass-through	7%
Hurricanes	(4%)
Underlying business
Volume	7%
Price/mix	—

Total Gases Change	8%

Sales of $1,561.9 increased 8%, or $119.2. Underlying base business sales growth increased sales 7%, driven by higher volumes in Electronics and Asia and Europe base gases. The impact of hurricanes decreased sales by 4%.
•	Electronic volumes increased, including improvements in electronic specialty materials, tonnage and bulk chemicals from continued growth in the silicon and flat-panel display markets.

•	On-site and pipeline volumes in EPI were down 8% due to the impact of Hurricanes Katrina and Rita. At the end of the first quarter, only one major pipeline hydrogen customer had not returned to pre-hurricane operations. Two new hydrogen plants started operations in December.

•	Liquid bulk volumes in North America decreased 5%. The decrease was due to lower liquid hydrogen volumes as a result of Hurricanes Katrina and Rita. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes improved 8% as demand increased among most end markets.

•	Liquid bulk volumes in Europe increased 3% due to increased purchases from a customer prior to on-stream of tonnage supply.

•	Packaged gas volumes in Europe increased 1%.

•	LOX/LIN volumes in Asia were up a strong 24%, driven mainly by solid demand growth across the region, particularly in Korea, Taiwan and China.
Overall, the net impact of pricing was relatively flat, with lower average selling prices of electronic specialty materials partially offset by higher liquid bulk pricing in North America.
•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume gains more than offset pricing declines.

•	Average pricing for LOX/LIN in North America increased primarily from surcharges to recover higher electricity and fuel costs.

•	Average LOX/LIN pricing in Europe was relatively flat as increases to recover energy costs were offset by lower pricing for a customer’s purchases prior to on-stream of tonnage supply.
Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas cost contractually passed-through to customers accounted for an additional 7% of the sales increase.
Gases Operating Income
Operating income of $229.2 increased 4%, or $9.4. Favorable operating income variances resulted from higher volumes for $43 and the sale of land in Europe for $10. The impacts of Hurricanes Katrina and Rita decreased operating income by $14. The impact of lower pricing net of variable costs decreased operating income by $11, mainly due to lower average selling prices for electronic specialty materials and higher energy and distribution costs. Operating income declined $9 from share-based compensation expense. Currency decreased operating income by $5 due to the strengthening of the U.S. dollar against the Euro.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $25.2 increased $2.6, with higher income reported by the Latin American and worldwide Electronics affiliates.
Chemicals

	Three Months
	Ended 31 December
	2005	2004	% Change

Sales	$444.4	$460.7	(4%)
Operating income	19.2	20.0	(4%)
Equity affiliates’ income	2.6	2.9	(10%)

Chemicals Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	(5%)
Currency	(2%)
Natural gas/raw material cost pass-through	4%
Underlying business
Volume	(6%)
Price/mix	5%

Total Chemicals Change	(4%)

Sales of $444.4 decreased 4%, or $16.3. Underlying base business decreased sales 1%. Sales decreased 6% from volumes, due to a customer shutdown and a customer termination in the Polyurethane Intermediate (PUI) business. The decrease was partially offset by a 5% increase in price as pricing initiatives recovered higher raw material costs.
•	In Performance Materials, base business volumes decreased 5%. Worldwide emulsions volumes declined, as the company continues to focus on raising prices across this business to recover sharp increases in raw material costs. Epoxy volumes decreased due to a market correction in the Asia shipping container market.

•	In Chemical Intermediates, base business volumes decreased 11%. Volumes in amines decreased due to customer outages and hurricane effects. PUI volumes declined due to a contract termination and a customer shutdown that took place in the fourth quarter of 2005.
Sales decreased 5% from the divestiture of the company’s EM&D business and the shutdown of a small fertilizer business. Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers increased sales 4%.
Chemicals Operating Income
Operating income of $19.2 decreased 4%, or $.8. Lower volumes accounted for a decrease of $9. Operating income decreased $6 due to the impact of Hurricanes Katrina and Rita. Currency also resulted in an unfavorable impact of $3 due to the strengthening of the U.S. dollar against the Euro. Operating income increased by $15 as the segment improved its recovery of higher raw material costs through increased pricing and surcharges.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $2.6 decreased $.3. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.
Equipment

	Three Months
	Ended 31 December
	2005	2004

Sales	$92.3	$87.6
Operating income	16.2	6.0

Equipment Sales and Operating Income
Sales and operating income increased primarily from higher liquefied natural gas (LNG) heat exchanger sales activity.
The sales backlog at 31 December 2005 was $690 compared to $652 at 30 September 2005. The backlog at 31 December 2005 included eleven LNG heat exchangers.

All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $12.4 was higher by $4.9. No items individually were material in comparison to the prior year.
SHARE-BASED COMPENSATION
Effective 1 October 2005, the company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to 1 October 2005, the company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to 1 October 2005, and amortization related to new awards granted after 1 October 2005.
In the first quarter of 2006, share-based compensation expense totaled $15.9, including $10.8 associated with stock options. In the first quarter of 2005, share-based compensation expense totaled $3.6, which excluded expense for stock options. The pro forma impact of expensing employee stock options in the first quarter of 2005 per the disclosures required by SFAS No. 123, would have been $11.0 ($6.9 after-tax).
The estimated impact of adopting SFAS No. 123R in 2006 is expected to reduce diluted earnings per share for the year by approximately $.13. The pro forma impact of expensing employee stock options in 2005 would have been a reduction of diluted earnings per share of $.13 for the year based on the disclosures required by SFAS No. 123.
Refer to the Notes to the consolidated financial statements for a description of the company’s share-based compensation arrangements and a further discussion on the impact of adopting SFAS No. 123R.
PENSION BENEFITS
Refer to the Notes to the consolidated financial statements on page 14 for details on pension cost and cash contributions. For additional information on the company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the company’s 2005 annual report on Form 10-K.
2006 OUTLOOK
The company’s priority is to improve return on capital. Action plans are in place to load existing assets, drive productivity, focus capital spending on growth areas, and continuously improve the company’s portfolio of businesses. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first three months of 2006 improved, up 4.1% from the prior year. The company originally anticipated domestic manufacturing growth between 2% and 3% for the year, and the current forecast is unchanged.

Gases
The company expects a strong year-on-year improvement for the full year. In the second quarter, we are forecasting lower margins due to the seasonality of some of our key businesses. The company has implemented price increases, and coupled with forecasted increases in volumes and benefits of productivity, Gases margins should return to higher levels in the second half of 2006.
EPI volumes decreased year-on-year for the first quarter as a result of Hurricanes Katrina and Rita. With all but one major customer back on-stream, it is expected that EPI will return to year-on-year volume growth beginning in the second quarter. The company brought two hydrogen plants on-stream in the first quarter and anticipates another four plants coming on-stream during the remainder of 2006. As a result, it is expected that EPI revenues will grow more than 25% in 2006.
In Electronics, the company anticipates continued improvements in profitability during the remainder of 2006.
In our Global liquid bulk business, we continue to load existing assets and plan to bring five additional plants on-stream in the next twelve months. A portion of these additions will increase our ability to provide liquid capacity to our growing Asian market.
Growth is anticipated to continue in the Healthcare business through increased volumes from underlying market growth and 2005 acquisitions. During the second quarter, the company will begin serving homecare patients in the U.K. under a new contract. It is anticipated that the new contract will add $20 to revenues in 2006.
Chemicals
The company expects second quarter volumes in the Chemicals segment to be higher than the first quarter due to seasonal demand. However, due to the loss of two major contracts in the PUI business, annual profits in Chemicals are expected to be lower than 2005. The Chemicals growth businesses (epoxies, polyurethane additives, and surfactants) are forecasted to perform well for the remainder of 2006. The company continues to explore various strategies to enhance the value of the segment.
A long-term supplier of sulfuric acid, used in the production of dinitrotoluene (DNT), emerged from Chapter 11 bankruptcy protection in June 2003. To facilitate the supplier’s ability to emerge from bankruptcy and to continue supplying product to the company, the company agreed to participate in the supplier’s financing and has continued to provide additional financing. Total loans to the supplier at 31 December 2005 were $94.4. If the supplier does not continue to operate, the sales and profitability of the Chemicals segment could be materially impacted because of the company’s inability to supply all of its customers’ base requirements. The company is analyzing a number of options concerning the PUI business. Some of these options could impact current contractual relationships, the recoverability of the loans, and the carrying value of certain PUI assets, which could result in a material loss.
Equipment
We are forecasting improved results in the second quarter as holidays reduced the number of hours worked during the first quarter. Sales backlog has increased to eleven LNG heat exchangers and is at a record level of $690 at 31 December 2005. Additionally, we received two new orders for large air separation units in the first quarter.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be in the range of approximately $1,200 to $1,300 for 2006. This includes approximately $300 for the anticipated purchase of certain cryogenic vessel equipment that is currently leased. Spending on homecare acquisitions is expected to be lower than in recent years as the company focuses on productivity benefits and organic growth.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.
Operating Activities
Net cash provided by operating activities decreased $83.4, or 23%. This decline was primarily due to changes in working capital. These changes occurred principally in two areas. First, cash used for inventories and contracts in progress was $80.0 in 2006. The increase in inventory was due to increased business activity and rebuilding of inventories from unusually low levels at year end due to the hurricanes. The increase in contracts in progress was the result of higher equipment sale activity. The second unfavorable item was cash used for payables and accrued liabilities of $73.6, due primarily to $102.9 of pension contributions in 2006.
Investing Activities
Cash used for investing activities increased $24.6. Capital expenditures totaled $305.8 for the three months ended 31 December 2005, compared to $266.8. The increase is attributable to higher spending for plant and equipment. Additions to plant and equipment were largely in support of the worldwide Gases business, including the rebuilding of facilities damaged by Hurricane Katrina. This increase was partially offset by prior year acquisition spending of $45.1, principally for two small U.S. homecare businesses. Additionally, proceeds from asset sales were higher by $15.0 in 2006.
Capital expenditures are detailed in the following table:

	Three Months Ended
	31 December
	2005	2004

Additions to plant and equipment	$305.2	$216.1
Investment in and advances to unconsolidated affiliates	—	3.5
Acquisitions, less cash acquired	—	45.1
Capital leases	.6	2.1

Total Capital Expenditures	$305.8	$266.8

Financing Activities
Cash provided by financing activities increased $3.3. Higher long-term debt proceeds of $171.0 was principally offset by the increased debt repayments of $133.8 and lower proceeds from stock option exercises of $29.2.
Total debt expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 35% at 31 December 2005 and 30 September 2005. Total debt increased from $2,499.9 at 30 September 2005 to $2,608.1 at 31 December 2005. This increase was due to long and short-term debt proceeds exceeding repayments by $85.9 and the consolidation of the debt of a previously unconsolidated affiliate partially offset by the impact of a stronger U.S. dollar on the translation of foreign currency debt.
The company’s committed total multicurrency revolving credit facility, maturing in December 2008, amounted to $700.0 at 31 December 2005. No borrowings were outstanding under these commitments. Additional commitments totaling $41.2 are maintained by the company’s foreign subsidiaries, of which $7.1 was utilized at 31 December 2005.
The estimated fair value of the company’s long-term debt, including current portion, as of 31 December 2005 is $2,413.8 compared to a book value of $2,378.1.
On 9 November 2005, the company issued Euro 300.0 ($353.0) of 3.75% Eurobonds maturing 8 November 2013. A portion of these Eurobonds was exchanged for Euro 146.5 ($172.4) of the company’s 6.5% Eurobonds due July 2007 pursuant to an exchange offer announced by the company on 20 October 2005.

CONTRACTUAL OBLIGATIONS
The company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. Other than the Eurobond exchange discussed above, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the company’s 2005 annual report on Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the company’s 2005 annual report on Form 10-K and the Commitment and Contingencies note in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the company’s 2005 annual report on Form 10-K. The company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company’s 2005 annual report on Form 10-K.
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $194 and $169 in the net liability position of financial instruments at 31 December 2005 and 30 September 2005, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $190 and $162 in the net liability position of financial instruments at 31 December 2005 and 30 September 2005, respectively.
The sensitivity analysis related to the fixed portion of the company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $71 and $58 in the net liability position of financial instruments at 31 December 2005 and 30 September 2005, respectively. A 100 basis point decrease in market interest rates would result in an increase of $79 and $63 in the net liability position of financial instruments at 31 December 2005 and 30 September 2005, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2005.
The net financial instrument position of the company increased from a liability of $2,266.3 at 30 September 2005 to a liability of $2,415.0 at 31 December 2005 primarily due to an increase in the book value of long-term debt, as new issuances exceeded repayments, partially offset by the impact of a stronger U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of the company’s financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2005 annual report on Form 10-K. Information concerning the company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the Notes to the consolidated financial statements. There have been no other changes in accounting policy in the current period that had a material impact on the company’s financial condition, change in financial condition, liquidity or results of operations.
NEW ACCOUNTING STANDARDS
See the Notes to the consolidated financial statements for information concerning the company’s implementation and impact of new accounting standards.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from those expressed in the forward-looking statements because of many factors, including those specifically referenced as future events or outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; changes in government regulations; consequences of acts of war or terrorism impacting the United States’ and other markets; charges related to currently undetermined portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures or unanticipated contract terminations; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; the recovery of insurance proceeds; the impact of new financial accounting standards; and the timing and rate at which tax credits can be utilized.
The company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 24 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 31 December 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1.	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2006 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 8 February 2006	By:	/s/Paul E. Huck

Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX
10.1.	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2006 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.