Form 10-Q
period 2006-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2006-04-28
CIK 2969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________  to  _________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 24 April 2006

Common Stock, $1 par value	224,174,971

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX
BASIS OF PRESENTATION:

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “company” or “registrant”) included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to the consolidated financial statements. However, the interim results for the periods indicated herein do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the company’s latest annual report on Form 10-K in order to fully understand the basis of presentation.
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2006 Outlook included on pages 30-31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 34.

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	31 March 2006	30 September 2005

ASSETS

CURRENT ASSETS
Cash and cash items	$73.9	$55.8
Trade receivables, less allowances for doubtful accounts	1,501.5	1,506.6
Inventories	567.8	494.8
Contracts in progress, less progress billings	107.2	82.4
Other receivables and current assets	312.6	275.1

TOTAL CURRENT ASSETS	2,563.0	2,414.7

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	718.2	663.7
PLANT AND EQUIPMENT, at cost	13,460.8	12,913.3
Less accumulated depreciation	7,305.7	7,044.5

PLANT AND EQUIPMENT, net	6,155.1	5,868.8

GOODWILL	1,002.7	920.0
INTANGIBLE ASSETS, net	97.5	98.7
OTHER NONCURRENT ASSETS	496.0	442.9

TOTAL ASSETS	$11,032.5	$10,408.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,231.6	$1,378.0
Accrued income taxes	208.8	118.2
Short-term borrowings	409.0	309.6
Current portion of long-term debt	44.6	137.4

TOTAL CURRENT LIABILITIES	1,894.0	1,943.2

LONG-TERM DEBT	2,349.2	2,052.9
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	763.9	821.6
DEFERRED INCOME TAXES	826.0	834.5

TOTAL LIABILITIES	5,833.1	5,652.2

MINORITY INTEREST IN SUBSIDIARY COMPANIES	191.7	181.1

SHARE-BASED COMPENSATION	40.0	30.0

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2006 and 2005 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	599.7	573.6
Retained earnings	5,553.7	5,317.2
Accumulated other comprehensive income (loss)	(351.4)	(433.2)
Treasury stock, at cost (2006 — 25,708,143 shares; 2005 — 27,557,351 shares)	(1,083.7)	(1,161.5)

TOTAL SHAREHOLDERS’ EQUITY	4,967.7	4,545.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,032.5	$10,408.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2006	2005	2006	2005

SALES	$2,317.2	$2,003.3	$4,415.8	$3,994.3
COSTS AND EXPENSES
Cost of sales	1,743.6	1,468.9	3,314.9	2,944.4
Selling and administrative	275.5	257.2	530.1	510.0
Research and development	37.7	33.1	75.5	66.2
Gain on sale of a chemical facility	(70.4)	—	(70.4)	—
Impairment of loans receivable	65.8	—	65.8	—
Other (income) expense, net	(29.6)	(8.1)	(46.9)	(16.8)

OPERATING INCOME	294.6	252.2	546.8	490.5
Equity affiliates’ income	24.3	25.2	52.1	50.7
Interest expense	25.3	29.8	51.6	57.6

INCOME BEFORE TAXES AND MINORITY INTEREST	293.6	247.6	547.3	483.6
Income tax provision	79.4	67.8	146.2	132.7
Minority interest	10.2	4.5	16.4	8.8

NET INCOME	$204.0	$175.3	$384.7	$342.1

BASIC EARNINGS PER COMMON SHARE	$.92	$.77	$1.73	$1.51

DILUTED EARNINGS PER COMMON SHARE	$.89	$.75	$1.69	$1.47

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	222.8	228.1	222.4	227.3

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	228.5	234.3	227.9	233.2

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.34	$.32	$.66	$.61

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	31 March
	2006	2005

NET INCOME	$204.0	$175.3

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain (loss) on investments, net of income tax (benefit) of $(2.4) and $.5	(4.3)	.9
Net unrecognized gain on derivatives qualifying as hedges, net of income tax of $0 and $.5	1.1	1.8
Foreign currency translation adjustments, net of income tax (benefit) of $(16.6) and $12.2	60.1	(33.4)

TOTAL OTHER COMPREHENSIVE INCOME	56.9	(30.7)

COMPREHENSIVE INCOME	$260.9	$144.6

(Millions of dollars)
	Six Months Ended
	31 March
	2006	2005

NET INCOME	$384.7	$342.1

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $1.2 and $2.2	2.2	3.7
Net unrecognized gain (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $0 and $(3.3)	1.1	(5.1)
Foreign currency translation adjustments, net of income tax (benefit) of $.5 and $(25.8)	78.5	110.3

TOTAL OTHER COMPREHENSIVE INCOME	81.8	108.9

COMPREHENSIVE INCOME	$466.5	$451.0

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)
	Six Months Ended
	31 March
	2006	2005

OPERATING ACTIVITIES
Net Income	$384.7	$342.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	375.3	356.5
Deferred income taxes	(13.6)	18.5
Undistributed earnings of unconsolidated affiliates	(33.6)	(27.3)
Gain on sale of assets and investments	(12.4)	(7.1)
Gain on sale of a chemical facility	(70.4)	—
Impairment of loans receivable	65.8	—
Share-based compensation	32.6	6.9
Other	(1.3)	36.3

Subtotal	727.1	725.9
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	3.9	4.6
Inventories and contracts in progress	(84.5)	(12.8)
Payables and accrued liabilities	(144.5)	(52.0)
Other	50.9	4.4

CASH PROVIDED BY OPERATING ACTIVITIES	552.9	670.1

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(810.0)	(427.7)
Investment in and advances to unconsolidated affiliates	(8.3)	(4.7)
Acquisitions, less cash acquired (b)	(127.0)	(58.6)
Proceeds from sale of assets and investments	191.9	34.1
Proceeds from insurance settlements (c)	35.8	—
Other	(2.2)	.3

CASH USED FOR INVESTING ACTIVITIES	(719.8)	(456.6)

FINANCING ACTIVITIES
Long-term debt proceeds	280.3	457.6
Payments on long-term debt	(127.0)	(396.3)
Net increase in commercial paper and short-term borrowings	103.6	5.1
Dividends paid to shareholders	(142.2)	(131.3)
Proceeds from stock option exercises	60.8	113.7
Other	9.2	—

CASH PROVIDED BY FINANCING ACTIVITIES	184.7	48.8

Effect of Exchange Rate Changes on Cash	.3	2.3

Increase in Cash and Cash Items	18.1	264.6
Cash and Cash Items — Beginning of Year	55.8	146.3

Cash and Cash Items — End of Period	$73.9	$410.9

(a)	Includes $297.2 for the repurchase of cryogenic vessel equipment. Excludes capital lease additions of $1.1 and $2.3 in 2006 and 2005, respectively.

(b)	Excludes $.6 of capital lease obligations assumed in acquisitions in 2005.

(c)	Includes $25.0 received in the first quarter of 2006 which was previously classified as operating activities. This classification has been revised to investing activities.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2006	2005	2006	2005

Revenues from external customers
Gases	$1,643.8	$1,411.8	$3,205.7	$2,854.5
Chemicals	493.3	498.9	937.7	959.6
Equipment	180.1	92.6	272.4	180.2

Segment and Consolidated Totals	$2,317.2	$2,003.3	$4,415.8	$3,994.3

Operating income
Gases	$228.7	$206.8	$457.9	$426.6
Chemicals	50.4	45.0	69.6	65.0
Equipment	24.3	7.9	40.5	13.9

Segment Totals	303.4	259.7	568.0	505.5

Corporate research and development and other income (expense)	(8.8)	(7.5)	(21.2)	(15.0)

Consolidated Totals	$294.6	$252.2	$546.8	$490.5

Equity affiliates’ income
Gases	$22.0	$22.5	$47.2	$45.1
Chemicals	2.3	2.7	4.9	5.6
Equipment	—	—	—	—

Segment and Consolidated Totals	$24.3	$25.2	$52.1	$50.7

(Millions of dollars)
	31 March	30 September
	2006	2005

Identifiable assets (a)
Gases	$8,358.5	$7,764.1
Chemicals	1,331.5	1,348.4
Equipment	278.0	247.0

Segment Totals	9,968.0	9,359.5

Corporate assets	346.3	385.6

Consolidated Totals	$10,314.3	$9,745.1

(a)	Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2006	2005	2006	2005

Revenues from external customers
United States	$1,336.9	$1,150.0	$2,587.6	$2,288.9
Canada	18.3	17.3	37.0	35.8

Total North America	1,355.2	1,167.3	2,624.6	2,324.7

Europe	637.4	563.5	1,173.3	1,129.1
Asia	282.8	232.7	532.1	462.3
Latin America	41.8	39.8	85.8	78.2

Total	$2,317.2	$2,003.3	$4,415.8	$3,994.3

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
2. NEW ACCOUNTING STANDARDS
Share-Based Compensation
Effective 1 October 2005, the company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to 1 October 2005, the company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The estimated impact of adopting SFAS No. 123R in 2006 is expected to reduce diluted earnings per share for the year by approximately $.13. The pro forma impact of expensing employee stock options in 2005 would have been a reduction of diluted earnings per share of $.13 for the year based on the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).
The adoption of SFAS No. 123R requires a change in accounting for awards granted on or after 1 October 2005 to accelerate expense to the retirement eligible date for individuals who meet the requirements for immediate vesting of awards upon their retirement. The impact of this change in 2006 for all share-based compensation programs is estimated to reduce diluted earnings per share for the year by approximately $.03, principally related to the stock option program, and is included in the total estimated impact of adopting SFAS No. 123R of $.13 for the year.
The company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to 1 October 2005, and amortization related to new awards granted on or after 1 October 2005.
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
Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first six months of 2006, the excess tax benefit (i.e., the excess tax benefit over that which would have been recognized had SFAS No. 123R been applied) was $9.3.

SFAS No. 123R modified the disclosure requirements related to share-based compensation. Accordingly, the disclosures prescribed by SFAS No. 123R are included in Note 3.
For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans would have been as follows:

	Three Months	Six Months
	Ended	Ended
	31 March 2005	31 March 2005

Net income, as reported	$175.3	$342.1
Add share-based compensation expense included in reported net income, net of related tax effects	2.0	4.2
Deduct total share-based compensation expense determined under fair value based method, net of related tax effects	(8.8)	(17.9)

Pro forma net income	$168.5	$328.4

Basic Earnings per Share
As reported	$.77	$1.51
Pro forma	$.74	$1.44

Diluted Earnings per Share
As reported	$.75	$1.47
Pro forma	$.72	$1.41

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
Income Taxes
In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act).” FSP No. FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Act should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction is available to the company starting in fiscal year 2006. The company is evaluating the effect the manufacturers’ deduction will have in the current and future fiscal years. At the present time, the company does not expect to receive a significant benefit from the manufacturers’ deduction in the current year.
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
Other Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These Statements will not have a material effect on the company’s consolidated financial statements.
3. SHARE-BASED COMPENSATION
The company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. The company issues shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 31 March 2006, 9.0 million shares were available for future grant under the company’s Long-term Incentive Plan, which is shareholder approved.
Share-based compensation cost charged against income in the second quarter of 2006 was $16.6, before taxes of $6.5. Of the compensation cost recognized, approximately $13.4 was a component of selling and administrative expense, $2.1 a component of cost of sales, and $1.1 a component of research and development. Share-based compensation cost charged against income for the first six months of 2006 was $32.6, before taxes of $12.7. Of the compensation cost recognized, approximately $26.2 was a component of selling and administrative expense, $4.1 a component of cost of sales, and $2.3 a component of research and development. The amount of compensation cost capitalized in 2006 was not material.
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
The fair value of options granted in 2006 was estimated using a lattice-based option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the company’s stock and dividends over the historical period equal to the option term. The expected life represents the period of time that options granted are expected to be outstanding based on an analysis of company specific historical exercise data. The range given below results from certain groups of employees exhibiting different behavior. Separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The risk-free rate is based on the U. S. Treasury Strips with terms equal to the expected time of exercise as of the grant date.

Expected volatility	30.6%
Expected dividend yield	2.1%
Expected life (in years)	7.0-9.0
Risk-free interest rate	4.3%-4.5%

The weighted-average grant-date fair value of options granted during 2006 was $18.18 per option.
A summary of stock option activity is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average	Term	Intrinsic
Options	(000)	Exercise Price	(in years)	Value ($000)

Outstanding at 30 September 2005	23,601	$39.96
Granted	1,859	55.33
Exercised	(1,743)	35.80
Forfeited	(42)	31.61

Outstanding at 31 March 2006	23,675	$41.54	5.7	$609,249

Exercisable at 31 March 2006	18,889	$38.96	5.0	$534,829

The total intrinsic value of stock options exercised during 2006 was $47.8.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). For awards granted on or after 1 October 2005, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement.
As of 31 March 2006, there was $33.8 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 year.
Cash received from option exercises during 2006 was $60.8. The total tax benefit generated from options exercised in 2006 was $18.7. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123R been applied in previous periods) was $9.2.
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

	Shares	Weighted Average
Deferred Stock Units	(000)	Grant-Date Fair Value

Outstanding at 30 September 2005	1,585	$42.54
Granted	377	57.87
Paid out	(10)	35.77
Forfeited	(6)	51.30

Outstanding at 31 March 2006	1,946	$45.56

The compensation cost charged against income in 2006 for deferred stock units was $9.4, before taxes of $3.7. As of 31 March 2006, there was $45.0 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted-average period of 3.3 years.
Restricted Stock
In 2004 through 2006, the company issued shares of restricted stock to certain officers. Participants are entitled to cash dividends and to vote their respective shares. The shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture.

	Shares	Weighted Average
Restricted Stock	(000)	Grant Date Fair Value

Nonvested at 30 September 2005	94	$50.69
Granted	57	55.33
Vested	—	—
Forfeited	—	—

Nonvested at 31 March 2006	151	$52.46

The compensation cost charged against income in 2006 for restricted stock awards was $1.7, before taxes of $.7. As of 31 March 2006, there was $5.6 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted-average period of 5.9 years.
4. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2006 were as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2005	$810.7	$99.1	$10.2	$920.0
Acquisitions and adjustments	4.5	69.1	—	73.6
Currency translation	9.8	.2	(.9)	9.1

Balance as of 31 March 2006	$825.0	$168.4	$9.3	$1,002.7

The increase in goodwill in the Chemicals segment was related to the acquisition of Tomah3 Products. The increase in goodwill in the Gases segment was principally related to the acquisition of a small homecare business in Europe.
5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2006	2005	2006	2005

NUMERATOR
Net income used in basic and diluted EPS	$204.0	$175.3	$384.7	$342.1

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	222.8	228.1	222.4	227.3
Effect of dilutive securities
Employee stock options	5.0	5.5	4.7	5.2
Other award plans	.7	.7	.8	.7

	5.7	6.2	5.5	5.9

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	228.5	234.3	227.9	233.2

BASIC EPS	$.92	$.77	$1.73	$1.51

DILUTED EPS	$.89	$.75	$1.69	$1.47

6. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

		Three Months Ended 31 March
	2006	2005	2006	2005
	Pension Benefits		Other Benefits

Service cost	$19.4	$17.9	$1.5	$1.0
Interest cost	36.7	35.6	1.2	1.2
Expected return on plan assets	(39.0)	(37.2)	—	—
Prior service cost amortization	.8	1.0	(.5)	(.8)
Actuarial loss amortization	16.2	10.8	.9	.6
Transition amount amortization	—	.1	—	—
Settlement and curtailment charges	—	—	—	(.6)
Special termination benefits	1.3	2.9	—	—
Other	.4	.5	—	—

Net periodic benefit cost	$35.8	$31.6	$3.1	$1.4

		Six Months Ended 31 March
	2006	2005	2006	2005
	Pension Benefits		Other Benefits

Service cost	$38.8	$37.6	$3.1	$2.2
Interest cost	73.2	70.2	2.5	2.6
Expected return on plan assets	(77.9)	(73.1)	—	—
Prior service cost amortization	1.6	1.8	(1.1)	(1.1)
Actuarial loss amortization	32.4	19.1	1.8	.7
Transition amount amortization	—	.1	—	—
Settlement and curtailment charges	—	.2	—	(.6)
Special termination benefits	2.3	3.9	—	—
Other	.7	.7	—	—

Net periodic benefit cost	$71.1	$60.5	$6.3	$3.8

During the six months ended 31 March 2006, contributions of $112.8 were made. The company expects to contribute approximately $155 to the pension plans in total for 2006. For the six months ended 31 March 2005, contributions of $108.0 were made. During 2005, total contributions were $132.8.
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

8. CHEMICALS SEGMENT PORTFOLIO MANAGEMENT
In March 2006, the company announced it is exploring the sale of its Amines and Polymers businesses, restructuring its Polyurethane Intermediates business, sold its dinitrotoluene (DNT) production facility in Geismar, La., and invested in its Performance Materials business with the acquisition of specialty surfactants producer Tomah3 Products.
Exploring Sale of Amines and Polymers Business
Air Products is exploring the sale of its Amines and Polymers businesses as part of the company’s ongoing portfolio management activities. The Amines business generated approximately $300 in revenues in 2005. Amines production facilities are located in Pace, Fla.; St. Gabriel, La.; and Camacari, Brazil. The consolidated Air Products Polymers joint venture with Wacker Chemie AG of Germany had approximately $550 in 2005 revenues with six manufacturing facilities including: South Brunswick, N.J.; Piedmont, S.C.; Calvert City, Ky.; Elkton, Md.; Ulsan, Korea; and Köln, Germany. Goldman Sachs is acting as the financial adviser to Air Products in connection with the potential sale of these businesses, which will be subject to Air Products’ Board of Directors and regulatory approval. These businesses will be reported as discontinued operations if and when the Board of Directors, representing management with the requisite level of authority, commits to sell the businesses.
Gain on Sale of a Chemical Facility
On 31 March 2006 as part of its announced restructuring of its Polyurethane Intermediates business, the company sold its DNT production facility in Geismar, La., to BASF Corporation for $155.0. Expense was recognized for the write-off of the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction. The Air Products industrial gas facilities at this same location were not included in this transaction and will continue to produce and supply hydrogen, carbon monoxide and syngas for BASF and other customers.
Acquisition of Tomah3 Products
On 31 March 2006, the company acquired Tomah3 Products of Milton, Wis., in a cash transaction valued at $120.5. A preliminary purchase price allocation has been made and will be finalized when information needed to affirm underlying estimates is obtained. At 31 March 2006, goodwill recognized in this transaction amounted to $69.1 and identified intangibles amounted to $14.6. With sales of $73 in 2005, Tomah3 produces specialty surfactants and processing aids primarily for growth segments of the institutional and industrial cleaning, mining and oil field industries, among others. The Tomah3 acquisition reflects the company’s strategy to expand its presence in profitable market segments where it can build on its surface science expertise.
Impairment of Loans Receivable
The company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the company’s Polyurethane Intermediates business. To facilitate the supplier’s ability to emerge from bankruptcy in June 2003 and continue to supply product to the company, the company and other third parties agreed to participate in the supplier’s financing. Subsequent to the initial financing, the company and the supplier’s other principal lender executed standstill agreements which temporarily amended the terms of the loan agreements, primarily to allow the deferral of principal and interest payments. In March 2006, the company publicly announced plans to restructure its Polyurethane Intermediates business and notified the supplier that it is highly unlikely that it will agree to further standstill agreements beyond May 2006, due to the company’s reduced forecast for sulfuric acid requirements. Based on events occurring within the second quarter of 2006, it is management’s judgment that the company will not be able to collect any amounts due.

9. SUPPLEMENTAL INFORMATION
Share Repurchase Program
In March 2006, the Board of Directors of Air Products approved a $1,500 share repurchase program. The company expects to begin the share repurchase program in the third quarter and complete $500 of the program before 31 December 2006.
Purchase of Cryogenic Vessel Equipment
On 31 March 2006, the company exercised its option to purchase certain cryogenic vessel equipment for $297.2, thereby terminating an operating lease originally scheduled to end 30 September 2006. The company originally sold and leased back this equipment in 2001, resulting in proceeds of $301.9 and recognition of a deferred gain of $134.7 which was included in other noncurrent liabilities. In March 2006, the company recorded the purchase of the equipment for $297.2 and reduced the carrying value of the equipment by the $134.7 deferred gain derived from the original sale-leaseback transaction.
Hurricanes
In the fourth quarter of 2005, the company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina. Other industrial gases and chemicals facilities in the Gulf Coast region also sustained damages from Hurricanes Katrina and Rita in fiscal 2005. During the three and six months ended 31 March 2006, the company collected insurance proceeds of $11 and $36, respectively, representing partial settlement with its insurers. Additional insurance recoveries for property damages and business interruption will be recognized as claims are settled. Other income for the three and six months ended 31 March 2006 included a net gain of $19.9 and $27.2, respectively, related to insurance recoveries net of expenses for property damage. In addition, the company estimates the impact of business interruption at $(5.2) and $(32.7) for the three and six months ended 31 March 2006.
A table summarizing the impact of the Hurricanes is provided below:

	Three Months Ended	Three Months Ended	Six Months Ended
	31 December 2005	31 March 2006	31 March 2006

Insurance Recoveries Recognized	$12	$24	$36
Property Damage	(5)	(4)	(9)

Other Income	7	20	27
Estimated Business Interruption	(28)	(5)	(33)

Total Impact	$(21)	$15	$(6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the company’s 2005 annual report on Form 10-K. An analysis of results for the second quarter and first six months of 2006, including an update to the company’s 2006 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles.
SECOND QUARTER 2006 VS. SECOND QUARTER 2005
SECOND QUARTER 2006 IN SUMMARY
•	Sales of $2,317 were up 16% from the prior year, driven mainly by higher volumes across the Gases and Equipment segments. In the Gases segment, volumes were strong in Electronics, Energy and Process Industries (EPI), and Global Merchant Gases. Equipment sales increased primarily from higher large air separation unit and liquefied natural gas (LNG) heat exchanger activity.

•	Operating income of $295 increased 17%, principally driven by volume gains. Partially offsetting these gains were higher costs, including inflation and higher costs in support of the homecare business.

•	Net income of $204 increased 16% and diluted earnings per share of $.89 increased 19%. A summary table of changes in earnings per share is presented below.

•	The company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R), on 1 October 2005 and began expensing the grant-date fair value of employee stock options. The impact recognized in the second quarter for stock options reduced diluted earnings per share by $.03.

•	The Equipment backlog remained strong at $596 as of 31 March 2006.

•	The company announced that it is exploring the sale of its Chemicals segment Amines and Polymers businesses as part of its ongoing portfolio management activities.

•	The company sold its Geismar, La., DNT production facility to BASF Corporation for $155, resulting in a net gain of $70.

•	An impairment charge of $66 for loans to a sulfuric acid supplier was recognized.

•	The company purchased Tomah[3] Products for $121 as the company continues to invest in its growth platforms.

•	The company announced a $1,500 share repurchase program and increased its dividend. The company expects the share repurchase program to begin in the third quarter and to complete $500 of the program by 31 December 2006.

•	The company purchased previously leased cryogenic vessel equipment for $297.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2006 Outlook provided on pages 30-31.

Changes in Earnings per Share

	Three Months Ended		Increase
	31 March		(Decrease)
	2006	2005

Diluted Earnings per Share	$.89	$.75	$.14

Operating Income (after-tax)
Acquisitions			—
Divestitures			(.01)
Currency			(.02)
Gain on sale of a chemical facility			.19
Impairment of loans receivable			(.19)
Hurricanes			.04
Stock option expense			(.03)
Underlying business
Volume			.25
Price/raw materials			.05
Costs			(.15)

Operating Income			.13

Other (after-tax)
Interest expense			.01
Minority interest			(.02)
Average shares outstanding			.02

Other			.01

Total Change in Diluted Earnings per Share			$.14

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended
	31 March
	2006	2005	% Change

Sales	$2,317.2	$2,003.3	16%
Cost of sales	1,743.6	1,468.9	19%
Selling and administrative	275.5	257.2	7%
Research and development	37.7	33.1	14%
(Gain) on sale of a chemical facility	(70.4)	—	—
Impairment of loans receivable	65.8	—	—
Other (income) expense, net	(29.6)	(8.1)	265%
Operating Income	294.6	252.2	17%
Equity affiliates’ income	24.3	25.2	(4%)
Interest expense	25.3	29.8	(15%)
Effective tax rate	28.0%	27.9%	—
Net Income	204.0	175.3	16%
Basic Earnings per Share	$.92	$.77	19%
Diluted Earnings per Share	$.89	$.75	19%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	—
Currency	(2%)
Natural gas/raw material cost pass through	5%
Underlying business
Volume	12%
Price/mix	1%

Total Consolidated Change	16%

Sales of $2,317.2 increased 16%, or $313.9. Underlying base business growth increased sales 13%. Sales increased 12% from improved volumes, primarily in the Gases and Equipment segments, as discussed in the Segment Analysis which follows. Overall the impact of pricing was favorable, increasing sales by 1%. Pricing improved across the Chemicals segment. In Gases, higher liquid bulk pricing in North America and Europe was mostly offset by lower average selling prices for electronic specialty materials. Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas/raw material cost pass through to customers accounted for an additional 5% of the sales increase.
Operating Income
Operating income of $294.6 increased 17%, or $42.4. Favorable operating income variances resulted from higher volumes for $82 and a favorable impact of pricing net of variable costs of $18. The favorable impact from higher volumes, as discussed in the Segment Analysis which follows, was driven by strong volumes broadly across the Gases and Equipment segments. The net impact of insurance recoveries in excess of property damage associated with Hurricane Katrina was $20. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact of $5, resulting in a net gain of $15 for all hurricane related items. Operating income declined $49 from higher costs, including inflation and spending in support of the homecare businesses. Operating income declined $11 from stock option expense as the company adopted SFAS No. 123R. Currency decreased operating income for $8 from the strengthening of the U.S. dollar against the Euro.
On 31 March 2006, the company sold its dinitrotoluene (DNT) production facility in Geismar, La., to BASF Corporation which resulted in a net gain of $70 that is included in operating income. The company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the company’s Polyurethane Intermediates (PUI) business.
Equity Affiliates’ Income
Income from equity affiliates of $24.3 decreased $0.9, or 4%. Gases equity affiliates’ income decreased due to higher maintenance costs.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	(2%)
Stock option expense	3%
Other costs	5%

Total S&A Change	7%

S&A expense of $275.5 increased 7%, or $18.3. S&A as a percent of sales declined to 11.9% from 12.8% in 2005. The acquisitions of U.S. homecare companies increased S&A by 1%. Currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro, decreased S&A by 2%. Stock option expense increased S&A 3%, due to the adoption of SFAS No. 123R. Underlying costs increased 5%, including inflation and costs associated with the homecare business.
Research and Development (R&D)
R&D increased 14%, or $4.6. R&D spending as a percent of sales was 1.6% in 2006 compared to 1.7% in 2005.
Gain on Sale of a Chemical Facility
On 31 March 2006, the company sold its DNT production facility in Geismar, La., to BASF Corporation for $155.0. Expense was recognized for the write-off of the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction. See Note 8 to the consolidated financial statements for additional information on the sale.
Impairment of Loans Receivable
The company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the company’s PUI business. Based on events occurring within the second quarter of 2006, it is management’s judgment that the company will not be able to collect any amounts due. See Note 8 to the financial statements for further information.
Other (Income) Expense, Net
Other income of $29.6 increased $21.5. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. In 2006, other income included a net gain of $19.9 for insurance recoveries net of expenses related to property damage sustained from Hurricane Katrina. No other individual items were material in the comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 March
	2006	2005

Interest incurred	$29.8	$32.6
Less: interest capitalized	4.5	2.8

Interest Expense	$25.3	$29.8

Interest incurred decreased $2.8. The decrease resulted from lower average interest rates and the impact of a stronger U.S. dollar on the translation of foreign currency interest, partially offset by a higher average debt balance excluding currency effects. Capitalized interest was higher by $1.7 due to higher levels of construction in progress for plant and equipment built by the company, principally from projects within Energy and Process Industries (EPI).
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 28.0% in 2006 and 27.9% in 2005. Excluding the impact of the sale of the Geismar, La., DNT production facility and the impairment of loans receivable, the effective tax rate was 27.0%. This lower rate is the result of credits and adjustments from the company’s ongoing tax planning process, and changes in income mix.
Net Income
Net income was $204.0 compared to $175.3 in 2005. Diluted earnings per share of $.89 compared to $.75 in 2005. A summary table of changes in earnings per share is presented on page 18.

Segment Analysis
Gases

	Three Months
	Ended 31 March
	2006	2005	% Change

Sales	$1,643.8	$1,411.8	16%
Operating income	228.7	206.8	11%
Equity affiliates’ income	22.0	22.5	(2%)

Gases Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	—
Currency	(2%)
Natural gas/raw material cost pass through	5%
Underlying business
Volume	12%
Price/mix	1%

Total Gases Change	16%

Sales of $1,643.8 increased 16%, or $232.0. Underlying base business sales growth of 13% was driven by higher volumes, particularly in Electronics, EPI and Global Merchant Gases.
•	Electronic volumes increased significantly, including improvements in electronic specialty materials, tonnage and bulk chemicals, from continued growth in the semiconductor and flat panel display market.

•	On-site and pipeline volumes in EPI were up 5%, driven primarily by lower volumes in the prior year due to outages and two new hydrogen plants that started operations in December 2005. EPI continued to be impacted by Hurricane Katrina as one refinery customer in Louisiana was not on-stream at the end of the second quarter.

•	Liquid bulk volumes in North America improved 1% overall, as demand increased across most end markets. Strong atmospheric volume growth was somewhat mitigated by weaker hydrogen volumes due to impacts from the hurricanes.

•	Liquid bulk volumes in Europe increased 7%. The business continued to grow volumes through new customer signings and spot requirements and benefited from increased purchases from a customer prior to on-stream of tonnage supply.

•	Packaged gas volumes in Europe were up 3%, but flat for the quarter on a cylinder per work day basis.

•	Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes in Asia were up a strong 24%, driven mainly by solid demand growth across the region, particularly in the electronics industry in Korea and Taiwan and the steel industry in China.
Overall, the impact of pricing on sales was an increase of 1%, with higher liquid bulk pricing in North America and Europe mostly offset by lower average selling prices of electronic specialty materials.
•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume gains in electronic specialty materials more than offset pricing declines.

•	LOX/LIN pricing in North America increased primarily from price increases and surcharges to recover higher electricity and fuel costs.

•	Average LOX/LIN pricing in Europe decreased slightly due to customer mix, however impacts from pricing initiatives to recover higher energy costs delivered positive results.

Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas cost pass through to customers accounted for 5% of the sales increase.
Gases Operating Income
Operating income of $228.7 increased 11%, or $21.9. Favorable operating income variances of $69 resulted from higher volumes. The net impact of insurance recoveries in excess of property damage associated with Hurricane Katrina was $20. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact of $5, resulting in a net gain of $15 for all hurricane related items. Higher costs decreased operating income by $48, including inflation and costs associated with the homecare business. Included in the homecare costs was the implementation of a new contract in the U.K. Operating income declined $8 from stock option expense. Operating income decreased $4 from the effects of currency as the U.S. dollar strengthened against the Euro. The impact of lower pricing net of variable costs decreased operating income by $3, as lower average pricing for electronics specialty materials was mostly offset by improved liquid bulk pricing for LOX/LIN in North America and Europe.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $22.0 decreased $0.5, with lower income reported by EPI due to higher maintenance costs.
Chemicals

	Three Months
	Ended 31 March
	2006	2005	% Change

Sales	$493.3	$498.9	(1%)
Operating income	50.4	45.0	12%
Equity affiliates’ income	2.3	2.7	(15%)

Chemicals Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	(3%)
Currency	(1%)
Natural gas/raw material cost pass through	4%
Underlying business
Volume	(4%)
Price/mix	3%

Total Chemicals Change	(1%)

Sales of $493.3 decreased 1%, or $5.6. Underlying base business decreased sales by 1%. Sales decreased 4% from volumes, primarily due to a customer shutdown and a customer termination in the Polyurethane Intermediate (PUI) business. The decrease was partially offset by a 3% increase in pricing from actions to recover raw material cost increases.
•	In Performance Materials, base business volumes increased 1%, as improvements in polyurethane chemicals and surfactants were partially offset by weaker epoxy volumes. Strengthening in the North American appliance market drove an increase in polyurethane chemicals volumes. Surfactant volumes increased from a stronger Japanese auto market and a rebound in North America as prior year volumes were impacted by price increases. Epoxy volumes decreased due to a market correction in the Asia shipping container market.

•	In Chemical Intermediates, base business volumes decreased 7%. Volumes in amines decreased due to customer outages. PUI volumes declined due to a contract termination and a customer shutdown that took place in the fourth quarter of 2005.

Sales decreased 3% from the impact of divestitures as the company exited its fertilizer business. Sales decreased 1% from currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for an additional 4% of the sales increase.
Chemicals Operating Income
Operating income of $50.4 increased 12%, or $5.4. Operating income increased by $17 as the segment continued to improve its recovery of higher raw material costs through increased pricing and surcharges. Operating income declined by $4 from lower volumes and $4 from unfavorable currency impacts. Higher plant costs, including utilities, decreased operating income by $4.
On 31 March 2006, the company sold its DNT production facility in Geismar, La., to BASF Corporation which resulted in a net gain of $70 that is included in operating income. The company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the company’s PUI business. See Note 8 to the consolidated financial statements for additional information on these items, as well as other portfolio management activities.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $2.3 compared to $2.7 in 2005. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.
Equipment

	Three Months
	Ended 31 March
	2006	2005

Sales	$180.1	$92.6
Operating income	24.3	7.9

Equipment Sales and Operating Income
Sales increased primarily from higher large air separation unit, liquefied natural gas (LNG) heat exchanger, and hydrocarbon separation unit activity. Currency effects decreased sales by 2%, due primarily to the strengthening of the U.S. dollar against the Pound Sterling. Operating income increased $16.4 primarily due to higher LNG activity.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $8.8 was higher by $1.3. No items individually were material in the comparison to the prior year.

SIX MONTHS 2006 VS. SIX MONTHS 2005
SIX MONTHS 2006 IN SUMMARY
•	Sales of $4,415.8 were up 11% from the prior year, driven by higher volumes across the Gases and Equipment segments, higher natural gas costs contractually passed through to customers and pricing improvement in the Chemicals segment. Gases segment volumes were strong, driven by higher volumes in Electronics and Global Merchant Gases. Equipment segment sales increased mainly on higher liquefied natural gas (LNG) heat exchanger activity. In Chemicals, volumes declined in both the Performance Materials and Chemical Intermediates businesses.

•	Operating income of $547 increased 11%. Strong volume increases across the Gases and Equipment Segments were partially offset by higher costs, including inflation and spending in support of the homecare business.

•	Net income of $385 increased 12% and diluted earnings per share of $1.69 increased 15%. A summary table of changes in earnings per share is presented below.

•	The company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R), on 1 October 2005 and began expensing the grant-date fair value of employee stock options. The impact recognized in the first six months for stock options reduced diluted earnings per share by $.06.

•	The company announced that it is exploring the sale of its Amines and Polymers businesses as part of its ongoing portfolio management activities.

•	The company sold its Geismar, La., DNT production facility to BASF Corporation for $155, resulting in a net gain of $70.

•	An impairment charge of $66 for loans to a sulfuric acid supplier was recognized.

•	The company purchased Tomah[3] Products for $121 as the company continues to invest in its growth platforms.

•	The company announced a $1,500 share repurchase program and increased its dividend. The company expects the share repurchase program to begin in the third quarter and to complete $500 of the program by 31 December 2006.

•	The company purchased previously leased cryogenic vessel equipment for $297.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2006 Outlook provided on pages 30-31.

Changes in Earnings per Share

	Six Months Ended		Increase
	31 March		(Decrease)
	2006	2005
Diluted Earnings per Share	$1.69	$1.47	$.22

Operating Income (after-tax)
Acquisitions			—
Divestitures			—
Currency			(.05)
Gain on sale of a chemical facility			.19
Impairment of loans receivable			(.19)
Hurricanes			(.02)
Stock option expense			(.06)
Underlying business
Volume			.38
Price/raw materials			.05
Costs			(.13)

Operating Income			.17

Other (after-tax)
Minority interest			(.02)
Interest expense			.02
Income tax rate			.01
Average shares outstanding			.04

Other			.05

Total Change in Diluted Earnings per Share			$.22

RESULTS OF OPERATIONS
Consolidated Results

	Six Months Ended
	31 March
	2006	2005	% Change

Sales	$4,415.8	$3,994.3	11%
Cost of sales	3,314.9	2,944.4	13%
Selling and administrative	530.1	510.0	4%
Research and development	75.5	66.2	14%
(Gain) on sale of a chemical facility	(70.4)	—	—
Impairment of loans receivable	65.8	—	—
Other (income) expense, net	(46.9)	(16.8)	179%
Operating Income	546.8	490.5	11%
Equity affiliates’ income	52.1	50.7	3%
Interest expense	51.6	57.6	(10%)
Effective tax rate	27.5%	27.9%	—
Net Income	384.7	342.1	12%
Basic Earnings per Share	$1.73	$1.51	15%
Diluted Earnings per Share	$1.69	$1.47	15%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	(1%)
Currency	(2%)
Natural gas/raw material cost pass through	6%
Underlying business
Volume	7%
Price/mix	1%

Total Consolidated Change	11%

Sales of $4,415.8 increased 11%, or $421.5. Underlying base business growth accounted for 8% of the increase. Sales increased 7% from improved volumes in the Gases and Equipment segments, as discussed in the Segment Analysis which follows. Improved pricing in the Chemicals segment increased sales 1%. In Gases, higher liquid bulk pricing in North America and Europe was offset by lower average selling prices for electronic specialty materials. Divestitures of the company’s European Methylamines and Derivatives (EM&D) business and its fertilizer business accounted for a 1% decrease. Sales decreased 2% from the strengthening of the U.S. dollar against the Euro. Higher natural gas/raw material cost pass through to customers accounted for an additional 6% of the sales increase.
Operating Income
Operating income of $546.8 increased 11%, or $56.3. Operating income increased $124 primarily from improved volumes across the Gases and Equipment segments, as discussed in the Segment Analysis which follows, and $37 from higher pricing and surcharges in Chemicals. Operating income also included a net gain of $27 for insurance recoveries net of expenses related to property damage sustained from Hurricanes Katrina and Rita. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact for $33, resulting in a net decrease of $6 for all hurricane related items. Operating income declined $41 from higher costs, including inflation and spending in support of the homecare business. Operating income declined $21 from stock option expense as the company adopted SFAS No. 123R. Gases pricing net of variable costs decreased operating income by $14, primarily from lower electronic specialty material pricing. Operating income declined $15 from currency due to the strengthening of the U.S. dollar against the Euro.
On 31 March 2006, the company sold its DNT production facility in Geismar, La., to BASF Corporation which resulted in a net gain of $70 that is included in operating income. The company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the company’s PUI business. See Note 8 to the consolidated financial statements for additional information on these items, as well as other portfolio management activities.
Equity Affiliates’ Income
Income from equity affiliates of $52.1 increased $1.4, or 3%. Gases equity affiliates’ income increased $2.1, with higher income reported by the Latin American and worldwide Electronics affiliates.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	(2%)
Stock option expense	3%
Other costs	2%

Total S&A Change	4%

S&A expense of $530.1 increased 4%, or $20.1. S&A as a percent of sales declined to 12.0% from 12.8% in 2005. The acquisitions of U.S. homecare companies increased S&A by 1%. Currency effects, driven by the strengthening of the U.S. dollar against the Euro, decreased S&A by 2%. Stock option expense increased S&A 3%, due to the adoption of SFAS No. 123R. Underlying costs increased 2%, primarily due to inflation.
Research and Development (R&D)
R&D increased 14%, or $9.3, due to higher spending on key growth platforms. R&D spending as a percent of sales was 1.7% in 2006 and 2005.
Gain on Sale of a Chemical Facility
On 31 March 2006, the company sold its DNT production facility in Geismar, La., to BASF Corporation for $155.0. Expense was recognized for the write-off of the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction. See Note 8 to the consolidated financial statements for additional information on the sale.
Impairment of Loans Receivable
The company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the company’s Polyurethane Intermediates business. See Note 8 to the financial statements for further information.
Other (Income) Expense, Net
Other income of $46.9 increased $30.1. Other income increased $27.2 for insurance recoveries in excess of property damage sustained from Hurricanes Katrina and Rita and $9.5 related to the sale of land in Europe. No other individual items were material in the comparison to the prior year.
Interest Expense

	Six Months
	Ended 31 March
	2006	2005

Interest incurred	$61.1	$62.4
Less: interest capitalized	9.5	4.8

Interest Expense	$51.6	$57.6

Interest incurred decreased $1.3. The decrease resulted from the impact of a stronger U.S. dollar on the translation of foreign currency interest and lower average interest rates, partially offset by a higher average debt balance excluding currency effects. Capitalized interest was higher by $4.7 due to higher levels of construction in progress for plant and equipment built by the company, principally from projects within EPI.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.5% in 2006 and 27.9% in 2005. Excluding the impact of the sale of the Geismar, La., DNT production facility and the impairment of loans receivable, the effective tax rate was 27.0%. The lower rate is the result of credits and adjustments from the company’s ongoing tax planning process, and changes in income mix.
Net Income
Net income was $384.7 compared to $342.1 in 2005. Diluted earnings per share of $1.69 compared to $1.47 in 2005. A summary table of changes in earnings per share is presented on page 25.

Segment Analysis
Gases

	Six Months
	Ended 31 March
	2006	2005	% Change

Sales	$3,205.7	$2,854.5	12%
Operating income	457.9	426.6	7%
Equity affiliates’ income	47.2	45.1	5%

Gases Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	—
Currency	(2%)
Natural gas/raw material cost pass through	6%
Hurricanes	(2%)
Underlying business
Volume	10%
Price/mix	—

Total Gases Change	12%

Sales of $3,205.7 increased 12%, or $351.2. Underlying base business sales growth of 10% was driven by higher volumes in Electronics and Global Merchant Gases.
•	Electronic volumes increased significantly, including improvements in electronic specialty materials, tonnage and bulk chemicals, from continued growth in the semiconductor and flat-panel display markets.

•	On-site and pipeline volumes in EPI were down 1% due to the impact of Hurricanes Katrina and Rita. At the end of the second quarter, only one major pipeline hydrogen customer had not returned to pre-hurricane operations. Two new hydrogen plants started operations in December 2005.

•	Liquid bulk volumes in North America decreased 1%. The decrease was due to lower liquid hydrogen volumes as a result of Hurricanes Katrina and Rita. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes improved 8% as demand increased among most end markets.

•	Liquid bulk volumes in Europe increased 5%. The business continued to grow volumes through new customer signings and benefited from increased purchases from a customer prior to on-stream of tonnage supply.

•	Packaged gas volumes in Europe were up 2%, but flat on a cylinder per workday basis.

•	LOX/LIN volumes in Asia were up a strong 24%, driven mainly by solid demand growth across the region, particularly in the electronics industry in Korea and Taiwan and the steel industry in China.
Overall, the impact of pricing on sales was relatively flat, with higher liquid bulk pricing in North America and Europe being offset by lower average selling prices of electronic specialty materials.
•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume gains more than offset pricing declines.

•	Average pricing for LOX/LIN in North America increased 13% primarily from price increases and surcharges to recover higher electricity and fuel costs.

•	LOX/LIN pricing in Europe was flat as initiatives to recover higher energy costs were offset by an unfavorable change in customer mix.

Sales decreased 2% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas cost pass through to customers accounted for an additional 6% of the sales increase.
Gases Operating Income
Operating income of $457.9 increased 7%, or $31.3. Favorable operating income variances resulted from higher volumes for $113 and a net gain of $27 for insurance recoveries net of expenses related to property damage sustained from Hurricanes Katrina and Rita. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact for $33, resulting in a net decrease of $6 for all hurricane related items. Higher costs decreased operating income by $39, including inflation and costs associated with the homecare business. Included in the homecare costs was the implementation of a new contract in the U.K. Operating income declined $15 from stock option expense as the company adopted SFAS No. 123R. The impact of pricing net of variable costs decreased operating income $14. Operating income decreased $9 from the unfavorable effects of currency as the U.S. dollar strengthened against the Euro.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $47.2 increased $2.1, with higher income reported by the Latin American and worldwide Electronics affiliates.
Chemicals

	Six Months
	Ended 31 March
	2006	2005	% Change

Sales	$937.7	$959.6	(2%)
Operating income	69.6	65.0	7%
Equity affiliates’ income	4.9	5.6	(13%)

Chemicals Sales

% Change from
Prior Year

Acquisitions	—
Divestitures	(4%)
Currency	(1%)
Natural gas/raw material cost pass through	5%
Underlying business
Volume	(6%)
Price/mix	4%

Total Chemicals Change	(2%)

Sales of $937.7 decreased 2%, or $21.9. Underlying base business decreased sales 2%. Sales decreased 6% from volumes, principally due to a customer shutdown and a customer termination in the PUI business. The decrease was partially offset by a 4% increase in pricing.
•	In Performance Materials, base business volumes decreased 2%. Worldwide emulsions volumes declined, as the company continues to focus on raising prices across this business to recover sharp increases in raw material costs. Epoxy volumes decreased due to a market correction in the Asia shipping container market.

•	In Chemical Intermediates, base business volumes decreased 7%. Volumes in amines decreased due to customer outages and hurricane effects. PUI volumes declined due to a contract termination and a customer shutdown that took place in the fourth quarter of 2005.
Sales decreased 4% from the impact of the divestitures, which included the company’s EM&D business and the shutdown of its fertilizer business. Sales decreased 1% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for 5% of the sales increase.

Chemicals Operating Income
Operating income of $69.6 increased 7%, or $4.6. Operating income increased by $30 as the segment improved its recovery of higher raw material costs through increased pricing and surcharges. Operating income declined $15 from lower volumes and $7 from unfavorable currency impacts.
On 31 March 2006, the company sold its DNT production facility in Geismar, La., to BASF Corporation which resulted in a net gain of $70 that is included in operating income. The company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the company’s PUI business. See Note 8 to the consolidated financial statements for additional information on these items, as well as other portfolio management activities.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $4.9 decreased $.7. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.
Equipment

	Six Months
	Ended 31 March
	2006	2005

Sales	$272.4	$180.2
Operating income	40.5	13.9

Equipment Sales and Operating Income
Sales increased primarily from higher liquefied natural gas (LNG) heat exchanger, hydrocarbon separation unit, and large air separation unit activity. Currency effects decreased sales by 2%, due primarily to the strengthening of the U.S. dollar against the Pound Sterling. Operating income increased $26.6 primarily due to higher LNG activity.
The sales backlog at 31 March 2006 was $596 compared to $652 at 30 September 2005.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $21.2 was higher by $6.2. No items individually were material in the comparison to the prior year.
SHARE-BASED COMPENSATION
Refer to Notes 2 and 3 to the consolidated financial statements for a description of the company’s share-based compensation arrangements, including the impact of adopting SFAS No. 123R.
PENSION BENEFITS
Refer to Note 6 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the company’s 2005 annual report on Form 10-K.
2006 OUTLOOK
The company’s priority is to improve return on capital. Action plans are in place to load existing assets, drive productivity, focus capital spending on growth areas, and continuously improve the company’s portfolio of businesses. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.

Economic Environment
Domestic manufacturing activity in the first six months of 2006 improved, up 4.5% from the prior year. The company originally anticipated domestic manufacturing growth between 2% and 3% for the year, and the current forecast is for growth of approximately 4%.
Gases

The Gases segment demonstrated both sales and operating income growth in the first six months of 2006. The company expects a strong year-on-year improvement for the full year. As was expected, Gases margins declined in the second quarter. This included additional homecare costs associated with the startup of a new service in the U.K. and flat sales and additional costs in the U.S. homecare business. The company has implemented price increases, and coupled with forecasted increases in volumes and benefits of productivity, Gases margins should return to higher levels in the second half of 2006.
EPI volumes decreased year-on-year in the first quarter as a result of Hurricanes Katrina and Rita. In the second quarter, EPI returned to year-on-year growth with all but one significant customer back on-stream. The company brought two hydrogen plants on-stream in the first quarter and anticipates another four plants coming on-stream during the remainder of 2006.
In Electronics, the company saw significant improvement in profitability in the second quarter. The company anticipates sustaining this improvement while continuing to grow during the remainder of 2006. The company continues to explore strategies to enhance the value of this business.
In our Global Merchant Gases business, we continue to load existing assets and plan to bring five additional plants on-stream in the next twelve months. These additions will increase our ability to provide liquid capacity to the growing Asia market.
Results in the homecare business for the second quarter were lower than anticipated. During the second quarter, the company began serving homecare patients in the U.K under a new contract which resulted in additional costs. The company has taken measures to reduce these additional costs and expects improvements in the second half of 2006. The company is also implementing new sales programs in the U.S. These actions are expected to improve results in the third quarter.
Chemicals
Volumes in the Chemicals segment are expected to be lower in 2006 due to the loss of two major contracts in the Polyurethane Intermediates business and the sale of the Geismar, La., DNT production facility. It was announced in the second quarter that the company is exploring the sale of its Amines and Polymers businesses as part of its ongoing portfolio management activities. The company continues to explore various strategies to enhance the value of the segment in its Performance Materials business.
Equipment
The sales backlog remained at a high level of $596 at 31 March 2006. The company expects a continued high level of activity in this segment for the remainder of 2006.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be in the range of approximately $1,200 to $1,300 for 2006. As expected, the company completed the $297 purchase of certain cryogenic vessel equipment late in the second quarter. The company acquired Tomah3 Products as part of its continuing investment in its growth platforms. Spending on homecare acquisitions is expected to be lower than in recent years as the company focuses on productivity benefits and organic growth.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.
Operating Activities
For the first six months, net cash provided by operating activities decreased $117.2, or 17%, as compared to 2005. This decline was primarily due to changes in working capital. The working capital changes occurred principally in three areas: inventories, contracts in progress, and accounts payable and accrued liabilities. Cash used for inventories was $62.5 in 2006 due to hurricane recovery and normal business activity. Cash used for contracts in progress was $22.0 in 2006 due to increased activity in the Equipment segment. Cash used for payables and accrued liabilities in 2006 included $112.8 of pension contributions. These impacts were partially offset by an increase in accrued income taxes in 2006, principally due to the sale of a chemical facility, higher book versus tax depreciation, and the timing of payments.
Investing Activities
Cash used for investing activities increased $263.2, or 58%. Additions to plant and equipment totaled $810.0 for the six months ended 31 March 2006, compared to $427.7. Additions to plant and equipment in 2006 included $297.2 for the repurchase of cryogenic vessel equipment. The remaining increase was attributable to higher spending largely in support of the worldwide Gases business, including the rebuilding of facilities damaged by Hurricane Katrina. Acquisitions totaled $127.0 for the six months ended 31 March 2006, compared to $58.6. Acquisitions in 2006 principally included Tomah3 Products and a small European homecare business. Acquisitions in 2005 principally included three U.S. homecare businesses. Proceeds from the sale of assets and investments increased $157.8 in 2006 due principally to the sale of the Geismar, La., DNT production facility. Additionally, 2006 included $35.8 for insurance proceeds received for hurricane property damages.
Capital expenditures are detailed in the following table:

	Six Months Ended
	31 March
	2006	2005

Additions to plant and equipment	$512.8	$427.7
Purchase cryogenic vessel equipment	297.2	—
Investment in and advances to unconsolidated affiliates	8.3	4.7
Acquisitions, less cash acquired	127.0	58.6
Capital leases	1.1	2.9

Total Capital Expenditures	$946.4	$493.9

Financing Activities
Cash provided by financing activities increased $135.9. Lower long-term debt proceeds of $177.3 and lower proceeds from stock option exercises of $52.9 were more than offset by a decrease in debt repayments of $269.3 and a higher net increase in commercial paper and short-term borrowings of $98.5.
Total debt at 31 March 2006 and 30 September 2005, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 35% in each period. Total debt increased from $2,499.9 at 30 September 2005 to $2,802.8 at 31 March 2006. This increase was due to long and short-term debt proceeds exceeding repayments by $256.9 and the consolidation of the debt of a previously unconsolidated affiliate.
The company’s total multicurrency revolving facility, maturing in December 2008, amounted to $700.0 at 31 March 2006. No borrowings were outstanding under these commitments. Additional commitments totaling $142.0 are maintained by the company’s foreign subsidiaries, of which $10.2 was utilized at 31 March 2006.
The estimated fair value of the company’s long-term debt, including current portion, as of 31 March 2006 was $2,458.0 compared to a book value of $2,393.8.

On 9 November 2005, the company issued Euro 300.0 ($353.0) of 3.75% Eurobonds maturing 8 November 2013. A portion of these Eurobonds was exchanged for Euro 146.5 ($172.4) of the company’s 6.5% Eurobonds due July 2007 pursuant to an exchange offer announced by the company on 20 October 2005.
On 16 March 2006, the Board of Directors approved a $1,500 share repurchase program. The company expects the share repurchase program to begin in the third quarter and to complete $500 of the program by 31 December 2006.
CONTRACTUAL OBLIGATIONS
The company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. Other than the Eurobond exchange and the $297.2 repurchase of previously leased cryogenic vessel equipment discussed above, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the company’s 2005 annual report on Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the company’s 2005 annual report on Form 10-K and Note 7 in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
Other than the termination of the operating lease which occurred with the repurchase of the cryogenic vessel equipment for $297.2 mentioned above, there have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the company’s 2005 annual report on Form 10-K. The company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
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
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $208 and $169 in the net liability position of financial instruments at 31 March 2006 and 30 September 2005, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $206 and $162 in the net liability position of financial instruments at 31 March 2006 and 30 September 2005, respectively.

The sensitivity analysis related to the fixed portion of the company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $70 and $58 in the net liability position of financial instruments at 31 March 2006 and 30 September 2005, respectively. A 100 basis point decrease in market interest rates would result in an increase of $76 and $63 in the net liability position of financial instruments at 31 March 2006 and 30 September 2005, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2005.
The net financial instrument position of the company increased from a liability of $2,266.3 at 30 September 2005 to a liability of $2,470.4 at 31 March 2006 primarily due to an increase in the book value of long-term debt, as new issuances exceeded repayments.
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
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from those expressed in the forward-looking statements because of many factors, including those specifically referenced as future events or outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; changes in government regulations; consequences of acts of war or terrorism impacting the United States’ and other markets; charges related to currently undetermined portfolio management and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, ability to complete, and other uncertainties of future acquisitions or divestitures or unanticipated contract terminations; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; the recovery of insurance proceeds; the impact of new financial accounting standards; and the timing and rate at which tax credits can be utilized. The company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on pages 33-34 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 31 March 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders of the Registrant was held on 26 January 2006.

b.	The following directors were elected at the meeting: Mario L. Baeza, Edward E. Hagenlocker, Terrence Murray, and Charles H. Noski. Directors whose term of office continued after the meeting include: William L. Davis, W. Douglas Ford, Margaret G. McGlynn, Michael J. Donahue, Ursula O. Fairbairn, and John P. Jones III.

c.	The following matters were voted on at the Annual Meeting:

1.	Election of Directors

	NUMBER OF VOTES CAST
NAME OF DIRECTOR	FOR	AGAINST OR WITHHELD

Mario L. Baeza	191,069,863	6,328,726
Edward E. Hagenlocker	193,127,862	4,270,727
Terrence Murray	193,437,299	3,961,290
Charles H. Noski	194,719,705	2,678,884
2.	Ratification of the appointment of KPMG LLP of Philadelphia, Pennsylvania, as independent auditor for the registrant for the fiscal year ending 30 September 2006

NUMBER OF VOTES CAST
	AGAINST
	OR
FOR	WITHHELD	ABSTENTIONS

194,504,685	1,355,713	1,538,190

3.	Approval of amendments to the Long-Term Incentive Plan

NUMBER OF VOTES CAST
	AGAINST
	OR		BROKER
FOR	WITHHELD	ABSTENTIONS	NON-VOTES

147,662,995	33,949,216	2,004,735	13,781,643
4.	Approval of Annual Incentive Plan terms to allow continued tax deductibility.

NUMBER OF VOTES CAST
	AGAINST
	OR		BROKER
FOR	WITHHELD	ABSTENTIONS	NON-VOTES

188,500,985	6,976,358	1,919,674	1,572
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K
10.1.	Amended and Restated Long Term Incentive Plan of the Company, effective 26 January 2006.

10.2	Share Purchase Agreement by and among Air Products and Chemicals, Inc., Tomah Holdings, Inc., and the Stockholders of Tomah Holdings, Inc., dated 21 March 2006. Certain information in this Exhibit has been omitted pursuant to a Request for Confidential Treatment and such information has been filed separately with the Securities and Exchange Commission.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 28 April 2006	By:	/s/ Paul E. Huck

Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX
10.1.	Amended and Restated Long Term Incentive Plan of the Company, effective 26 January 2006.

10.2	Share Purchase Agreement by and among Air Products and Chemicals, Inc., Tomah Holdings, Inc., and the Stockholders of Tomah Holdings, Inc., dated 21 March 2006. Certain information in this Exhibit has been omitted pursuant to a Request for Confidential Treatment and such information has been filed separately with the Securities and Exchange Commission.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.