Form 10-Q
period 2006-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2006-07-28
CIK 2969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 21 July 2006

Common Stock, $1 par value	220,338,548

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2006 Outlook included on pages 31-32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 35.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	30 June 2006	30 September 2005

ASSETS

CURRENT ASSETS
Cash and cash items	$60.5	$55.8
Trade receivables, less allowances for doubtful accounts	1,553.5	1,506.6
Inventories	581.1	494.8
Contracts in progress, less progress billings	125.8	82.4
Other receivables and current assets	291.6	275.1

TOTAL CURRENT ASSETS	2,612.5	2,414.7

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	736.4	663.7
PLANT AND EQUIPMENT, at cost	13,867.3	12,913.3
Less accumulated depreciation	7,582.9	7,044.5

PLANT AND EQUIPMENT, net	6,284.4	5,868.8

GOODWILL	1,031.5	920.0
INTANGIBLE ASSETS, net	114.5	98.7
OTHER NONCURRENT ASSETS	511.5	442.9

TOTAL ASSETS	$11,290.8	$10,408.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,326.2	$1,378.0
Accrued income taxes	162.2	118.2
Short-term borrowings	527.5	309.6
Current portion of long-term debt	45.3	137.4

TOTAL CURRENT LIABILITIES	2,061.2	1,943.2

LONG-TERM DEBT	2,406.7	2,052.9
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	847.6	821.6
DEFERRED INCOME TAXES	757.5	834.5

TOTAL LIABILITIES	6,073.0	5,652.2

MINORITY INTEREST IN SUBSIDIARY COMPANIES	171.2	181.1

SHARE-BASED COMPENSATION	—	30.0

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2006 and 2005 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	662.5	573.6
Retained earnings	5,688.3	5,317.2
Accumulated other comprehensive income (loss)	(296.3)	(433.2)
Treasury stock, at cost (2006 – 28,124,127 shares; 2005 – 27,557,351 shares)	(1,257.3)	(1,161.5)

TOTAL SHAREHOLDERS’ EQUITY	5,046.6	4,545.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,290.8	$10,408.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2006	2005	2006	2005

SALES	$2,319.6	$2,078.4	$6,735.4	$6,072.7
COSTS AND EXPENSES
Cost of sales	1,709.5	1,531.7	5,024.4	4,476.1
Selling and administrative	284.0	261.1	814.1	771.1
Research and development	39.1	33.3	114.6	99.5
Gain on sale of a chemical facility	—	—	(70.4)	—
Impairment of loans receivable	—	—	65.8	—
Other (income) expense, net	(11.1)	(10.5)	(58.0)	(27.3)

OPERATING INCOME	298.1	262.8	844.9	753.3
Equity affiliates’ income	25.9	26.3	78.0	77.0
Interest expense	29.5	25.9	81.1	83.5

INCOME BEFORE TAXES AND MINORITY INTEREST	294.5	263.2	841.8	746.8
Income tax provision	77.8	64.3	224.0	197.0
Minority interest	6.4	8.3	22.8	17.1

NET INCOME	$210.3	$190.6	$595.0	$532.7

BASIC EARNINGS PER COMMON SHARE	$.94	$.84	$2.67	$2.35

DILUTED EARNINGS PER COMMON SHARE	$.92	$.82	$2.61	$2.29

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	223.0	226.7	222.6	227.1

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	229.2	232.4	228.3	232.9

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.34	$.32	$1.00	$.93

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	30 June
	2006	2005

NET INCOME	$210.3	$190.6

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $.9 and $0	1.6	.1
Net unrecognized gain on derivatives qualifying as hedges, net of income tax (benefit) of $(1.4) and $.9	(2.1)	1.8
Foreign currency translation adjustments, net of income tax (benefit) of $(29.2) and $45.7	55.6	(82.6)
Change in minimum pension liability, net of income tax of $0 and $21.5	—	33.5

TOTAL OTHER COMPREHENSIVE INCOME	55.1	(47.2)

COMPREHENSIVE INCOME	$265.4	$143.4

(Millions of dollars)
	Nine Months Ended
	30 June
	2006	2005

NET INCOME	$595.0	$532.7

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $2.1 and $2.2	3.8	3.8
Net unrecognized (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $(.4) and $(2.4)	(1.0)	(3.3)
Foreign currency translation adjustments, net of income tax (benefit) of $(28.6) and $19.9	134.1	27.7
Change in minimum pension liability, net of income tax of $0 and $21.5	—	33.5

TOTAL OTHER COMPREHENSIVE INCOME	136.9	61.7

COMPREHENSIVE INCOME	$731.9	$594.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)
	Nine Months Ended
	30 June
	2006	2005

OPERATING ACTIVITIES
Net Income	$595.0	$532.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	574.1	538.1
Deferred income taxes	(15.0)	19.2
Undistributed earnings of unconsolidated affiliates	(48.6)	(42.2)
Gain on sale of assets and investments	(9.5)	(7.1)
Gain on sale of a chemical facility	(70.4)	—
Impairment of loans receivable	65.8	—
Share-based compensation	48.7	9.9
Other	(34.2)	48.7

Subtotal	1,105.9	1,099.3
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(18.2)	(34.1)
Inventories and contracts in progress	(104.7)	(30.4)
Payables and accrued liabilities	(91.5)	(138.9)
Other	7.7	46.6

CASH PROVIDED BY OPERATING ACTIVITIES	899.2	942.5

INVESTING ACTIVITIES
Additions to plant and equipment (a)	(1,048.2)	(685.1)
Investment in and advances to unconsolidated affiliates	(18.1)	(7.3)
Acquisitions, less cash acquired (b)	(127.0)	(72.7)
Proceeds from sale of assets and investments	200.8	54.0
Proceeds from insurance settlements (c)	49.0	—
Other	(2.7)	3.7

CASH USED FOR INVESTING ACTIVITIES	(946.2)	(707.4)

FINANCING ACTIVITIES
Long-term debt proceeds	289.7	505.4
Payments on long-term debt	(150.0)	(593.3)
Net increase in commercial paper and short-term borrowings	215.8	238.0
Dividends paid to shareholders	(218.2)	(204.7)
Purchase of Treasury Stock	(193.1)	(376.4)
Proceeds from stock option exercises	89.9	132.6
Other	14.6	—

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	48.7	(298.4)

Effect of Exchange Rate Changes on Cash	3.0	(.9)

Increase (Decrease) in Cash and Cash Items	4.7	(64.2)
Cash and Cash Items — Beginning of Year	55.8	146.3

Cash and Cash Items — End of Period	$60.5	$82.1

(a)	Includes $297.2 for the repurchase of cryogenic vessel equipment in 2006. Excludes capital lease additions of $1.3 and $2.3 in 2006 and 2005, respectively.

(b)	Excludes $.6 of capital lease obligations assumed in acquisitions in 2005.

(c)	Includes $25.0 received in the first quarter of 2006 which was previously classified as operating activities. This classification has been revised to investing activities.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2006	2005	2006	2005

Revenues from external customers
Gases	$1,689.1	$1,479.1	$4,894.8	$4,333.6
Chemicals	480.4	482.4	1,418.1	1,442.0

Equipment	150.1	116.9	422.5	297.1

Segment and Consolidated Totals	$2,319.6	$2,078.4	$6,735.4	$6,072.7

Operating income
Gases	$241.0	$210.5	$698.9	$637.1
Chemicals	41.9	49.1	111.5	114.1
Equipment	25.9	11.3	66.4	25.2

Segment Totals	308.8	270.9	876.8	776.4

Corporate research and development and other income (expense)	(10.7)	(8.1)	(31.9)	(23.1)

Consolidated Totals	$298.1	$262.8	$844.9	$753.3

Equity affiliates’ income
Gases	$19.6	$21.9	$66.8	$67.0
Chemicals	6.3	4.4	11.2	10.0
Equipment	—	—	—	—

Segment and Consolidated Totals	$25.9	$26.3	$78.0	$77.0

(Millions of dollars)
	30 June	30 September
	2006	2005

Identifiable assets (a)
Gases	$8,626.9	$7,764.1
Chemicals	1,329.3	1,348.4
Equipment	275.8	247.0

Segment Totals	10,232.0	9,359.5

Corporate assets	322.4	385.6

Consolidated Totals	$10,554.4	$9,745.1

(a)	Identifiable assets are equal to total assets less investments in equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2006	2005	2006	2005

Revenues from external customers
United States	$1,304.4	$1,185.0	$3,892.0	$3,473.9
Canada	32.6	18.4	69.6	54.2

Total North America	1,337.0	1,203.4	3,961.6	3,528.1

Europe	650.2	579.8	1,823.5	1,708.9
Asia	288.1	249.0	820.2	711.3
Latin America	44.3	46.2	130.1	124.4

Total	$2,319.6	$2,078.4	$6,735.4	$6,072.7

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
Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first nine months of 2006, the excess tax benefit (i.e., the excess tax benefit over that which would have been recognized had SFAS No. 123R been applied) was $15.1.
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

In February 2006, the FASB issued FSP No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” Under the FSP, a cash settlement feature that can be exercised only upon the occurrence of a contingent event does not trigger liability classification until it becomes probable that an event will occur. As of 30 September 2005, certain of the company’s share-based compensation programs included a provision for a contingent cash settlement in the event of a change in control. The likelihood of such an actual cash settlement was considered remote and accordingly the company accounted for its awards, including stock options, as equity instruments. Because certain of the programs included a provision for a contingent cash settlement in the event of a change in control, the carrying amount of these awards based on a grant-date intrinsic value is presented separately in the 30 September 2005 balance sheet outside of shareholders’ equity. During the quarter ended 30 June 2006, the company undertook a process to amend its outstanding share-based compensation awards to remove the contingent cash settlement provision, resulting in no separate presentation outside of shareholders’ equity as of 30 June 2006.
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
For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	30 June 2005	30 June 2005

Net income, as reported	$190.6	$532.7
Add share-based compensation expense included in reported net income, net of related tax effects	1.9	6.1
Deduct total share-based compensation expense determined under fair value based method, net of related tax effects	(8.8)	(26.7)

Pro forma net income	$183.7	$512.1

Basic Earnings per Share
As reported	$.84	$2.35
Pro forma	$.81	$2.26

Diluted Earnings per Share
As reported	$.82	$2.29
Pro forma	$.79	$2.20

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
Asset Retirement Obligations
In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term, conditional asset retirement obligation, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after 15 December 2005. The company is evaluating the effect this Interpretation will have on its consolidated financial statements.
Variable Interest Entities (VIE)
In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a VIE and how an entity that is involved with a VIE should determine whether it shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. This FSP responds to the need for more guidance on the relevant risks and rewards that must be identified and evaluated in order to apply FIN 46R. The guidance in this FSP is to be applied prospectively to all entities with which the company first becomes involved with and to all entities previously analyzed under FIN 46R when a reconsideration event occurs beginning 1 July 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The company plans to adopt this FSP prospectively.
Uncertainty in Income Taxes
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after 15 December 2006. The company is evaluating the effect this Interpretation will have on its consolidated financial statements.
Other Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These Statements will not have a material effect on the company’s consolidated financial statements.

3. SHARE-BASED COMPENSATION
The company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. The company issues shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 June 2006, 9.0 million shares were available for future grant under the company’s Long-term Incentive Plan, which is shareholder approved.
Share-based compensation cost charged against income in the third quarter of 2006 was $16.2, before taxes of $6.3. Of the compensation cost recognized, $13.0 was a component of selling and administrative expense, $2.0 a component of cost of sales, and $1.2 a component of research and development. Share-based compensation cost charged against income for the first nine months of 2006 was $48.7, before taxes of $19.0. Of the compensation cost recognized, $39.1 was a component of selling and administrative expense, $6.1 a component of cost of sales, and $3.5 a component of research and development. The amount of compensation cost capitalized in 2006 was not material.
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

Expected volatility	30.6%
Expected dividend yield	2.1%
Expected life (in years)	7.0-9.0
Risk-free interest rate	4.3%-5.1%

The weighted-average grant-date fair value of options granted during 2006 was $18.20 per option.
A summary of stock option activity is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average	Term	Intrinsic
Options	(000)	Exercise Price	(in years)	Value ($000)

Outstanding at 30 September 2005	23,601	$39.96
Granted	1,866	55.38
Exercised	(2,501)	35.74
Forfeited	(54)	34.54

Outstanding at 30 June 2006	22,912	$41.74	5.5	$504,197

Exercisable at 30 June 2006	18,132	$39.10	4.9	$446,897

The total intrinsic value of stock options exercised during 2006 was $72.4.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). For awards granted on or after 1 October 2005, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement.
The compensation cost charged against income in 2006 for stock options was $32.3, before taxes of $12.6. As of 30 June 2006, there was $23.5 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 year.
Cash received from option exercises during 2006 was $89.9. The total tax benefit generated from options exercised in 2006 was $28.3. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123R been applied in previous periods) was $14.9.
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

	Shares	Weighted Average
Deferred Stock Units	(000)	Grant-Date Fair Value

Outstanding at 30 September 2005	1,585	$42.54
Granted	381	57.91
Paid out	(14)	35.01
Forfeited	(10)	51.83

Outstanding at 30 June 2006	1,942	$45.60

The compensation cost charged against income in 2006 for deferred stock units was $13.8, before taxes of $5.4. As of 30 June 2006, there was $38.8 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock
In 2004 through 2006, the company issued shares of restricted stock to certain officers. Participants are entitled to cash dividends and to vote their respective shares. The shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture.

	Shares	Weighted Average
Restricted Stock	(000)	Grant Date Fair Value

Nonvested at 30 September 2005	94	$50.69
Granted	57	55.33
Vested	—	—
Forfeited	—	—

Nonvested at 30 June 2006	151	$52.46

The compensation cost charged against income in 2006 for restricted stock awards was $2.6, before taxes of $1.0. As of 30 June 2006, there was $4.8 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted-average period of 6.3 years.
4. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2006 were as follows:

	Gases	Chemicals	Equipment	Total

Balance as of 30 September 2005	$810.7	$99.1	$10.2	$920.0
Acquisitions and adjustments	5.7	73.1	—	78.8
Currency translation	28.5	4.8	(.6)	32.7

Balance as of 30 June 2006	$844.9	$177.0	$9.6	$1,031.5

The increase in goodwill in the Chemicals segment was related to the acquisition of Tomah3 Products. The increase in goodwill in the Gases segment was principally related to the acquisition of a small homecare business in Europe.
5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2006	2005	2006	2005

NUMERATOR
Net income used in basic and diluted EPS	$210.3	$190.6	$595.0	$532.7

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	223.0	226.7	222.6	227.1
Effect of dilutive securities
Employee stock options	5.2	5.1	4.9	5.2

Other award plans	1.0	.6	.8	.6

	6.2	5.7	5.7	5.8

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	229.2	232.4	228.3	232.9

BASIC EPS	$.94	$.84	$2.67	$2.35

DILUTED EPS	$.92	$.82	$2.61	$2.29

6. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

	Three Months Ended 30 June
	2006	2005	2006	2005
	Pension Benefits		Other Benefits

Service cost	$19.7	$18.4	$1.6	$1.1
Interest cost	37.1	34.8	1.3	1.3
Expected return on plan assets	(39.5)	(36.4)	—	—
Prior service cost amortization	.8	.9	(.6)	(.6)
Actuarial loss amortization	16.4	9.4	.9	.3
Transition amount amortization	—	—	—	—
Settlement and curtailment charges	—	—	—	—
Special termination benefits	.6	.3	—	—
Other	1.3	.8	—	—

Net periodic benefit cost	$36.4	$28.2	$3.2	$2.1

	Nine Months Ended 30 June
	2006	2005	2006	2005
	Pension Benefits		Other Benefits

Service cost	$58.5	$56.0	$4.7	$3.3
Interest cost	110.3	105.0	3.8	3.9
Expected return on plan assets	(117.4)	(109.5)	—	—
Prior service cost amortization	2.4	2.7	(1.7)	(1.7)
Actuarial loss amortization	48.8	28.5	2.7	1.0
Transition amount amortization	—	.1	—	—
Settlement and curtailment charges	—	.2	—	(.6)
Special termination benefits	2.9	4.2	—	—
Other	2.0	1.5	—	—

Net periodic benefit cost	$107.5	$88.7	$9.5	$5.9

During the nine months ended 30 June 2006, contributions of $119.9 were made. The company expects to contribute approximately $130 to the pension plans in total for 2006. For the nine months ended 30 June 2005, contributions of $119.0 were made. During 2005, total contributions were $132.8.
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
Exploring Sale of Amines and Polymers Business
Air Products is exploring the sale of its Amines and Polymers businesses as part of the company’s ongoing portfolio management activities. The Amines business generated approximately $300 in revenues in 2005. Amines production facilities are located in Pace, Fla.; St. Gabriel, La.; and Camacari, Brazil. The consolidated Air Products Polymers joint venture with Wacker Chemie AG of Germany had approximately $550 in 2005 revenues with six manufacturing facilities including: South Brunswick, N.J.; Piedmont, S.C.; Calvert City, Ky.; Elkton, Md.; Ulsan, Korea; and Köln, Germany. Goldman Sachs is acting as the financial adviser to Air Products in connection with the potential sale of these businesses, which will be subject to Air Products’ Board of Directors and regulatory approval. These businesses will be reported as discontinued operations if and when the Board of Directors commits to sell the businesses.
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
Acquisition of Tomah3 Products
On 31 March 2006, the company acquired Tomah3 Products of Milton, Wis., in a cash transaction valued at $120.5. A preliminary purchase price allocation was made in the second quarter. This allocation was revised in the third quarter based on a preliminary third-party appraisal and the allocation will be finalized in the fourth quarter. At 30 June 2006, goodwill recognized in this transaction amounted to $73.1 and identified intangibles amounted to $24.1. With sales of $73 in 2005, Tomah3 produces specialty surfactants and processing aids primarily for growth segments of the institutional and industrial cleaning, mining and oil field industries, among others. The Tomah3 acquisition reflects the company’s strategy to expand its presence in profitable market segments where it can build on its surface science expertise.
Impairment of Loans Receivable
In the second quarter of 2006, the company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the company’s Polyurethane Intermediates business. To facilitate the supplier’s ability to emerge from bankruptcy in June 2003 and continue to supply product to the company, the company and other third parties agreed to participate in the supplier’s financing. Subsequent to the initial financing, the company and the supplier’s other principal lender executed standstill agreements which temporarily amended the terms of the loan agreements, primarily to allow the deferral of principal and interest payments. Based on events occurring within the second quarter of 2006, management concluded that the company would not be able to collect any amounts due. These events included the company’s announcement of its plan to restructure its Polyurethane Intermediates business and notification to the supplier of the company’s intent not to enter into further standstill agreements.

9. SUPPLEMENTAL INFORMATION
Share Repurchase Program
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The company began the share repurchase program in the third quarter pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through a 10b5-1 agreement with several brokers; it expects to complete $500 of the program by 31 December 2006. During the third quarter of 2006, the company purchased 3.2 million of its outstanding shares at a cost of $206.9.
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
Revolving Credit Facility
On 23 May 2006, the company entered into a five-year $1,200 revolving credit agreement with a syndicate of banks, under which senior unsecured debt is available to both the company and certain of its subsidiaries. This agreement terminates and replaces the company’s $700 revolving credit agreement dated 18 December 2003.
Hurricanes
In the fourth quarter of 2005, the company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina. Other industrial gases and chemicals facilities in the Gulf Coast region also sustained damages from Hurricanes Katrina and Rita in fiscal 2005.
Insurance recoveries for property damages and business interruption are recognized as claims are settled. Operating income for the three and nine months ended 30 June 2006 included a net gain of $9.1 and $36.3, respectively, related to insurance recoveries net of expenses for property damage. During the three and nine months ended 30 June 2006, the company collected insurance proceeds of $13.2 and $49.0, respectively. The company estimates the impact of business interruption at $(4.6) and $(37.3) for the three and nine months ended 30 June 2006.
A table summarizing the impact of the Hurricanes is provided below:

	Three Months Ended	Nine Months Ended
	30 June 2006	30 June 2006

Insurance Recoveries Recognized	$18.0	$54.2
Property Damage	(8.9)	(17.9)

	$9.1	$36.3
Estimated Business Interruption	(4.6)	(37.3)

Total Estimated Impact	$4.5	$(1.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the company’s 2005 annual report on Form 10-K. An analysis of results for the third quarter and first nine months of 2006, including an update to the company’s 2006 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles.
THIRD QUARTER 2006 VS. THIRD QUARTER 2005
THIRD QUARTER 2006 IN SUMMARY
•	Sales of $2,320 were up 12% from the prior year, driven mainly by higher volumes across the Gases and Equipment segments. In the Gases segment, volumes were strong in Energy and Process Industries (EPI), Global Merchant Gases, and Electronics. Equipment sales increased primarily from higher liquefied natural gas (LNG) heat exchanger and large air separation unit activity.

•	Operating income of $298 increased 13%, principally driven by volume gains. Partially offsetting these gains were higher costs, including inflation and increased costs to serve higher volumes.

•	Net income of $210 increased 10% and diluted earnings per share of $.92 increased 12%. A summary table of changes in earnings per share is presented below.

•	The company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R), on 1 October 2005 and began expensing the grant-date fair value of employee stock options. The impact recognized in the third quarter for stock options reduced diluted earnings per share by $.03.

•	The Equipment backlog remained strong at $623 as of 30 June 2006.

•	The company purchased 3.2 million of its outstanding shares at a cost of $207 under the $1,500 share repurchase program announced in the second quarter.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2006 Outlook provided on pages 31-32.

Changes in Earnings per Share

	Three Months Ended		Increase
	30 June		(Decrease)
	2006	2005

Diluted Earnings per Share	$.92	$.82	$.10

Operating Income (after-tax)
Underlying business
Volume			.27
Price/raw materials			(.02)
Costs			(.14)
Acquisitions			.01
Divestitures			—
Currency			—
Hurricanes			.02
Stock option expense			(.03)

Operating Income			.11

Other (after-tax)
Equity affiliates			.02
Italian affiliate fine			(.02)
Interest expense			(.01)
Tax rate			(.02)
Minority interest			.01
Average shares outstanding			.01

Other			(.01)

Total Change in Diluted Earnings per Share			$.10

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended
	30 June
	2006	2005	% Change

Sales	$2,319.6	$2,078.4	12%
Cost of sales	1,709.5	1,531.7	12%
Selling and administrative	284.0	261.1	9%
Research and development	39.1	33.3	17%
Other (income) expense, net	(11.1)	(10.5)	6%
Operating Income	298.1	262.8	13%
Equity affiliates’ income	25.9	26.3	(2%)
Interest expense	29.5	25.9	14%
Effective tax rate	27.0%	25.2%	1.8%
Net Income	210.3	190.6	10%
Basic Earnings per Share	$.94	$.84	12%
Diluted Earnings per Share	$.92	$.82	12%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	11%
Price/mix	1%
Acquisitions	1%
Divestitures	(1%)
Currency	—
Natural gas/raw material cost pass through	—

Total Consolidated Change	12%

Sales of $2,319.6 increased 12%, or $241.2. Underlying base business growth increased sales 12%. Sales increased 11% from improved volumes, primarily in the Gases and Equipment segments, as discussed in the Segment Analysis which follows. Overall the impact of pricing was favorable, increasing sales by 1%. Pricing improved in the Chemicals segment. Sales increased 1% from acquisitions, primarily Tomah3 Products in the second quarter of 2006. The shutdown of the company’s fertilizer business and the sale of its dinitrotoluene (DNT) production facility in Geismar, La., decreased sales 1%.
Operating Income
Operating income of $298.1 increased 13%, or $35.3. Favorable operating income variances resulted from higher volumes for $85 and acquisitions of $4. The favorable impact from higher volumes, as discussed in the Segment Analysis which follows, was driven by strong volumes in Gases and Equipment segments. The net impact of insurance recoveries in excess of property damage associated with Hurricane Katrina was $10. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact of $5, resulting in a net gain of $5 for all hurricane related items. Operating income declined $43 from higher costs, including inflation and increased costs to serve higher volumes. Operating income declined $11 from stock option expense as the company adopted SFAS No. 123R. Gases pricing net of variable costs decreased operating income by $8, primarily from lower electronic specialty material pricing.
Equity Affiliates’ Income
Income from equity affiliates of $25.9 decreased $0.4, or 2%. Gases equity affiliates’ income decreased due to an antitrust fine levied against an Italian equity affiliate for $5.3. This loss was mostly offset by higher equity affiliate income from the other Gases and Chemicals equity affiliates.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	—
Stock option expense	3%
Other costs	5%

Total S&A Change	9%

S&A expense of $284.0 increased 9%, or $22.9. S&A as a percent of sales declined to 12.2% from 12.6% in 2005. S&A increased 1% from the acquisition of a small European homecare business and Tomah3 Products. Stock option expense increased S&A 3%, due to the adoption of SFAS No. 123R. Underlying costs increased S&A 5%, primarily due to inflation and increased business activity.

Research and Development (R&D)
R&D increased 17%, or $5.8. The increase was primarily due to spending on key growth platforms. R&D spending as a percent of sales was 1.7% in 2006 compared to 1.6% in 2005.
Other (Income) Expense, Net
Other income of $11.1 increased from $10.5 in 2005. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. In 2006, other income included a net gain of $12.1 for insurance recoveries net of expenses related to property damage sustained from Hurricane Katrina. No other individual items were material in the comparison to the prior year.
Interest Expense

	Three Months
	Ended 30 June
	2006	2005

Interest incurred	$33.5	$29.7
Less: interest capitalized	4.0	3.8

Interest Expense	$29.5	$25.9

Interest incurred increased $3.8. The increase resulted from a higher average debt balance excluding currency effects, partially offset by lower average interest rates.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.0% in 2006 and 25.2% in 2005. The rate was lower in 2005 due to a year-to-date adjustment in the third quarter such that the company’s effective tax rate for the nine months ended 30 June 2005 was 27.0%.
Net Income
Net income was $210.3 compared to $190.6 in 2005. Diluted earnings per share of $.92 compared to $.82 in 2005. A summary table of changes in earnings per share is presented on page 19.
Segment Analysis
Gases

	Three Months
	Ended 30 June
	2006	2005	% Change

Sales	$1,689.1	$1,479.1	14%
Operating income	241.0	210.5	14%
Equity affiliates’ income	19.6	21.9	(11%)

Gases Sales

% Change from
Prior Year

Underlying business
Volume	14%
Price/mix	—
Acquisitions	—
Divestitures	—
Currency	—
Natural gas cost pass through	—

Total Gases Change	14%

Sales of $1,689.1 increased 14%, or $210.0. Underlying base business sales growth of 14% was driven by higher volumes across all the Gases businesses, particularly in EPI, Global Merchant Gases and Electronics.
•	Electronic volumes increased significantly, including improvements in electronic specialty materials, tonnage and bulk chemicals, with solid demand from the semiconductor and flat panel display markets.

•	On-site and pipeline volumes in EPI were up 11%. Increased hydrogen volumes were driven by two new plants on-stream in the first quarter and three new plants in the third quarter of 2006.

•	Liquid bulk volumes in North America improved 1% overall, as demand increased across most end markets. Strong atmospheric volume growth was somewhat mitigated by weaker hydrogen volumes due to impacts from the hurricanes.

•	Liquid bulk volumes in Europe increased 5%. The business continued to grow volumes through new customer signings and spot requirements and benefited from increased purchases by a customer prior to on-stream of tonnage supply.

•	Packaged gas volumes in Europe were up 1%, and increased 5% for the quarter on a cylinder per work day basis.

•	Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes in Asia were up a strong 27%, driven mainly by solid demand growth broadly across the region.
Overall, the impact of pricing on sales was flat, with higher liquid bulk pricing in North America offset by lower average selling prices of electronic specialty materials.
•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume gains in electronic specialty materials more than offset pricing declines.

•	LOX/LIN pricing in North America increased 12% primarily from price increases and surcharges to recover higher electricity and fuel costs.

•	Average LOX/LIN pricing in Europe increased 3% due to pricing initiatives to recover higher energy costs.
Gases Operating Income
Operating income of $241.0 increased 14%, or $30.5. A favorable operating income variance of $74 resulted from higher volumes. The net impact of insurance recoveries in excess of property damage associated with Hurricane Katrina was $10. The impact of business interruption resulting from Hurricane Katrina was estimated to have an unfavorable impact of $5, resulting in a net gain of $5 for all hurricane related items. Higher costs decreased operating income by $36 including inflation and spending in support of higher business activity. Operating income declined $8 from stock option expense. The impact of pricing net of variable costs decreased operating income by $8, primarily due to lower average pricing for electronics specialty materials and increased variable costs in Global Merchant Gases and Electronics.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $19.6 decreased $2.3, primarily due to an antitrust fine levied against an Italian equity affiliate for $5.3. This loss was partially offset by higher equity affiliate income from the other Gases equity affiliates.
Chemicals

	Three Months
	Ended 30 June
	2006	2005	% Change

Sales	$480.4	$482.4	—
Operating income	41.9	49.1	(15%)
Equity affiliates’ income	6.3	4.4	43%

Chemicals Sales

% Change from
Prior Year

Underlying business
Volume	(2%)
Price/mix	1%
Acquisitions	4%
Divestitures	(4%)
Currency	—
Natural gas/raw material cost pass through	1%

Total Chemicals Change	--

Sales of $480.4 decreased $2.0. Underlying base business decreased sales by 1%. Sales decreased 2% from volumes, primarily due to a customer shutdown and a customer termination in the Polyurethane Intermediate (PUI) business in the fourth quarter of 2005. The decrease was partially offset by a 1% increase in pricing from actions to recover raw material cost increases.
•	In performance products and solutions, base business volumes increased 6%, with solid growth in epoxies, surfactants, and polyurethane additives. Epoxy volumes increased due to higher demand for marine and container coatings. Surfactant volumes increased from stronger demand in Asia. Polyurethane additives volumes increased across most major product lines.

•	In PUI, Amines, and Polymers, base business volumes decreased 18%. PUI volumes declined due to a contract termination and a customer shutdown that took place in the fourth quarter of 2005. Volumes in amines decreased due to softer end markets in methylamines. Polymers volumes fell slightly as the company continues to focus on pricing to enable the recovery of higher raw material costs.
Sales increased 4% from the acquisition of Tomah3 Products. The impact of divestitures decreased sales 4% as the company exited its fertilizer business in the first quarter of 2006 and sold its DNT production facility in Geismar, La., in the second quarter of 2006. Higher raw material costs contractually passed through to customers accounted for a 1% increase in sales.
Chemicals Operating Income
Operating income of $41.9 decreased 15%, or $7.2. Operating income increased by $2 from acquisitions. Operating income decreased by $6 from higher costs and by $4 from lower volumes.
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $6.3 compared to $4.4 in 2005. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.
Equipment

	Three Months
	Ended 30 June
	2006	2005

Sales	$150.1	$116.9
Operating income	25.9	11.3

Equipment Sales and Operating Income
Sales and operating income increased primarily from higher liquefied natural gas (LNG) heat exchanger and large air separation unit activity.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $10.7 increased by $2.6. No items individually were material in the comparison to the prior year.

NINE MONTHS 2006 VS. NINE MONTHS 2005
NINE MONTHS 2006 IN SUMMARY
•	Sales of $6,735 were up 11% from the prior year, driven by higher volumes across the Gases and Equipment segments. Gases segment volumes were strong, driven by higher volumes in EPI, Global Merchant Gases, and Electronics. Equipment segment sales increased mainly on higher liquefied natural gas (LNG) heat exchanger activity. In the Chemicals segment, volumes declined, however, pricing improved in an effort to recover higher raw material costs.

•	Operating income of $845 increased 12%. Strong volume increases across the Gases and Equipment segments were partially offset by higher costs, including inflation and increased costs to serve higher volumes.

•	Net income of $595 increased 12% and diluted earnings per share of $2.61 increased 14%. A summary table of changes in earnings per share is presented below.

•	The company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R), on 1 October 2005 and began expensing the grant-date fair value of employee stock options. The impact recognized in the first nine months for stock options reduced diluted earnings per share by $.09.

•	The company announced that it is exploring the sale of its Amines and Polymers businesses as part of its ongoing portfolio management activities.

•	The company sold its Geismar, La., DNT production facility to BASF Corporation for $155, resulting in a net gain of $70.

•	An impairment charge of $66 for loans to a sulfuric acid supplier was recognized.

•	The company purchased Tomah[3] Products for $121 as the company continues to invest in its growth platforms.

•	The company announced a $1,500 share repurchase program and increased its dividend. The company completed $207 of the share repurchase program as of 30 June 2006.

•	The company purchased previously leased cryogenic vessel equipment for $297.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2006 Outlook provided on pages 31-32.

Changes in Earnings per Share

	Nine Months Ended		Increase
	30 June		(Decrease)
	2006	2005

Diluted Earnings per Share	$2.61	$2.29	$.32

Operating Income (after-tax)
Underlying business
Volume			.65
Price/raw materials			.03
Costs			(.26)
Acquisitions			.01
Divestitures			(.01)
Currency			(.04)
Gain on sale of a chemical facility			.19
Impairment of loans receivable			(.19)
Hurricanes			—
Stock option expense			(.09)

Operating Income			.29

Other (after-tax)
Equity affiliates			.02
Italian affiliate fine			(.02)
Interest expense			.01
Tax rate			—
Minority interest			(.03)
Average shares outstanding			.05

Other			.03

Total Change in Diluted Earnings per Share			$.32

RESULTS OF OPERATIONS
Consolidated Results

	Nine Months Ended
	30 June
	2006	2005	% Change

Sales	$6,735.4	$6,072.7	11%
Cost of sales	5,024.4	4,476.1	12%
Selling and administrative	814.1	771.1	6%
Research and development	114.6	99.5	15%
(Gain) on sale of a chemical facility	(70.4)	—	—
Impairment of loans receivable	65.8	—	—
Other (income) expense, net	(58.0)	(27.3)	112%
Operating Income	844.9	753.3	12%
Equity affiliates’ income	78.0	77.0	1%
Interest expense	81.1	83.5	(3%)
Effective tax rate	27.4%	27.0%	0.4%
Net Income	595.0	532.7	12%
Basic Earnings per Share	$2.67	$2.35	14%
Diluted Earnings per Share	$2.61	$2.29	14%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	8%
Price/mix	1%
Acquisitions	1%
Divestitures	(1%)
Currency	(1%)
Natural gas/raw material cost pass through	3%

Total Consolidated Change	11%

Sales of $6,735.4 increased 11%, or $662.7. Underlying base business growth accounted for 9% of the increase. Sales increased 8% from improved volumes in the Gases and Equipment segments, as discussed in the Segment Analysis which follows. Improved pricing in the Chemicals segment increased sales 1%. In Gases, higher liquid bulk pricing in Global Merchant Gases was offset by lower average selling prices for electronic specialty materials. Sales increased 1%, primarily from the acquisition of Tomah3 Products. Divestitures of the company’s fertilizer business, European Methylamines and Derivatives (EM&D) business and a DNT production facility accounted for a 1% decrease. Sales decreased 1% from the strengthening of the U.S. dollar against the Euro. Higher natural gas/raw material cost pass through to customers accounted for an additional 3% of the sales increase.
Operating Income
Operating income of $844.9 increased 12%, or $91.6. Operating income increased $209 primarily from improved volumes across the Gases and Equipment segments, as discussed in the Segment Analysis which follows, and $31 from higher pricing in Chemicals. Operating income also included a net gain of $36 for insurance recoveries net of expenses related to property damage sustained from Hurricanes Katrina and Rita. The impact of business interruption resulting from Hurricanes Katrina and Rita was estimated to have an unfavorable impact for $37, resulting in a net decrease of $1 for all hurricane related items. Operating income declined $84 from higher costs, including inflation and increased costs to serve higher volumes. Operating income declined $32 from stock option expense as the company adopted SFAS No. 123R. Gases pricing net of variable costs decreased operating income by $21, primarily from lower electronic specialty material pricing. Operating income declined $14 from currency due to the strengthening of the U.S. dollar against the Euro.
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
Equity Affiliates’ Income
Income from equity affiliates of $78.0 increased $1.0, or 1%. Equity affiliates’ income increased for most of the Gases equity affiliates, partially offset by an antitrust fine levied against an Italian equity affiliate for $5.3.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions	1%
Divestitures	—
Currency	(1%)
Stock option expense	3%
Other costs	3%

Total S&A Change	6%

S&A expense of $814.1 increased 6%, or $43.0. S&A as a percent of sales declined to 12.1% from 12.7% in 2005. The acquisitions of U.S. homecare companies increased S&A by 1%. Currency effects, driven by the strengthening of the U.S. dollar against the Euro, decreased S&A by 1%. Stock option expense increased S&A 3%, due to the adoption of SFAS No. 123R. Underlying costs increased 3%, primarily due to inflation.
Research and Development (R&D)
R&D increased 15%, or $15.1, due to higher spending on key growth platforms. R&D spending as a percent of sales was 1.7% in 2006 and 1.6% in 2005.
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
Other (Income) Expense, Net
Other income of $58.0 increased $30.7. Other income increased $39.3 for insurance recoveries in excess of property damage sustained from Hurricanes Katrina and Rita and $9.5 related to the sale of land in Europe. No other individual items were material in the comparison to the prior year.
Interest Expense

	Nine Months
	Ended 30 June
	2006	2005

Interest incurred	$94.7	$92.1
Less: interest capitalized	13.6	8.6

Interest Expense	$81.1	$83.5

Interest incurred increased $2.6. The increase resulted from a higher average debt balance excluding currency effects, partially offset by lower average interest rates and the impact of a stronger U.S. dollar on the translation of foreign currency interest. Capitalized interest was higher by $5.0 due to higher levels of construction in progress for plant and equipment built by the company, principally from projects within EPI.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.4% in 2006 and 27.0% in 2005. Excluding the impact of the sale of the Geismar, La., DNT production facility and the impairment of loans receivable, the effective tax rate was 27.0% in 2006.
Net Income
Net income was $595.0 compared to $532.7 in 2005. Diluted earnings per share of $2.61 compared to $2.29 in 2005. A summary table of changes in earnings per share is presented on page 25.

Segment Analysis
Gases

	Nine Months
	Ended 30 June
	2006	2005	% Change

Sales	$4,894.8	$4,333.6	13%
Operating income	698.9	637.1	10%
Equity affiliates’ income	66.8	67.0	—

Gases Sales

% Change from
Prior Year

Underlying business
Volume	11%
Price/mix	—
Acquisitions	—
Divestitures	—
Currency	(1%)
Natural gas cost pass through	4%
Hurricanes	(1%)

Total Gases Change	13%

Sales of $4,894.8 increased 13%, or $561.2. Underlying base business sales growth of 11% was driven by higher volumes in EPI, Global Merchant Gases, and Electronics.
•	Electronic volumes increased significantly, including improvements in electronic specialty materials, tonnage and bulk chemicals, with solid demand from the semiconductor and flat panel display markets.

•	On-site and pipeline volumes in EPI were up 4%. Hydrogen volumes increased due to the startup of two new plants in the first quarter and three plants in the third quarter of 2006. The increase was partially offset by the impact of Hurricanes Katrina and Rita.

•	Liquid bulk volumes in North America were flat due to higher liquid oxygen (LOX) and liquid nitrogen (LIN) volumes being offset by lower liquid hydrogen volumes as a result of Hurricanes Katrina and Rita. LOX/LIN volumes improved 6% as demand increased among most end markets.

•	Liquid bulk volumes in Europe increased 5%. The business continued to grow volumes through new customer signings and benefited from increased purchases by a customer prior to on-stream of tonnage supply.

•	Packaged gas volumes in Europe were up 2% in total and on a cylinder per workday basis.

•	LOX/LIN volumes in Asia were up a strong 25%, driven mainly by solid demand growth across the region, particularly in the electronics industry in Korea and Taiwan and the steel industry in China.
Overall, the impact of pricing on sales was flat, with higher liquid bulk pricing in Global Merchant Gases being offset by lower average selling prices of electronic specialty materials.
•	The average selling price for electronic specialty materials declined as pricing pressure continued. However, volume gains more than offset pricing declines.

•	Average pricing for LOX/LIN in North America increased 10% primarily from price increases and surcharges to recover higher electricity and fuel costs.

•	LOX/LIN pricing in Europe was up 1% from initiatives to recover higher energy costs and was mostly offset by an unfavorable change in customer mix.
Sales decreased 1% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher natural gas cost pass through to customers accounted for an additional 4% of the sales increase.

Gases Operating Income
Operating income of $698.9 increased 10%, or $61.8. Favorable operating income variances resulted from higher volumes for $187 and a net gain of $36 for insurance recoveries net of expenses related to property damage sustained from Hurricanes Katrina and Rita. The impact of business interruption resulting from Hurricanes Katrina and Rita was estimated to have an unfavorable impact for $31, resulting in a net increase of $5 for all hurricane related items. Higher costs decreased operating income by $81, including inflation and increased costs to serve higher volumes. Operating income declined $23 from stock option expense as the company adopted SFAS No. 123R. The impact of pricing net of variable costs decreased operating income by $21. Operating income decreased $7 from the unfavorable effects of currency as the U.S. dollar strengthened against the Euro.
Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $66.8 decreased $0.2. Equity affiliates’ income increased for most of the Gases equity affiliates, partially offset by an antitrust fine levied against an Italian equity affiliate for $5.3.
Chemicals

	Nine Months
	Ended 30 June
	2006	2005	% Change

Sales	$1,418.1	$1,442.0	(2%)
Operating income	111.5	114.1	(2%)
Equity affiliates’ income	11.2	10.0	12%

Chemicals Sales

% Change from
Prior Year

Underlying business
Volume	(5%)
Price/mix	3%
Acquisitions	1%
Divestitures	(4%)
Currency	(1%)
Natural gas/raw material cost pass through	4%

Total Chemicals Change	(2%)

Sales of $1,418.1 decreased 2%, or $23.9. Underlying base business decreased sales 2%. Sales decreased 5% from volumes, principally due to a customer shutdown and a customer termination in the PUI business. The decrease was partially offset by a 3% increase in pricing from actions to recover raw material cost increases.
•	In performance products and solutions, base business volumes increased 1%. Polyurethane additives volumes increased across most major product lines on better economic conditions in end markets. Epoxy volumes were flat versus the prior year due to improvement in the marine and coatings market in the third quarter.

•	In PUI, Amines, and Polymers, base business volumes decreased 13%. PUI volumes declined due to a contract termination and a customer shutdown that took place in the fourth quarter of 2005. Volumes in Amines decreased due to customer outages and hurricane effects. Worldwide Polymers volumes were flat as the company continues to focus on raising prices across this business to recover sharp increases in raw material costs.

The acquisition of Tomah3 Products added 1% to Sales. Sales decreased 4% from the divestiture of the company’s fertilizer business, European Methylamines and Derivatives (EM&D) business and a DNT production facility. Sales decreased 1% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against the Euro. Higher raw material costs contractually passed through to customers accounted for 4% of the sales increase.
Chemicals Operating Income
Operating income of $111.5 decreased 2%, or $2.6. Operating income increased by $31 as the segment improved its recovery of higher raw material costs through increased pricing. Operating income declined $19 from lower volumes, $7 from unfavorable currency impacts, and $7 from stock option expense as the company adopted SFAS No. 123R.
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
Chemicals Equity Affiliates’ Income
Chemicals equity affiliates’ income of $11.2 increased $1.2. Chemicals equity affiliates’ income consists primarily of a global polymer joint venture.
Equipment

	Nine Months
	Ended 30 June
	2006	2005

Sales	$422.5	$297.1
Operating income	66.4	25.2

Equipment Sales and Operating Income
Sales increased primarily from higher liquefied natural gas (LNG) heat exchanger, large air separation unit, and hydrocarbon separation unit activity. Currency effects decreased sales by 1%, due primarily to the strengthening of the U.S. dollar against the Pound Sterling. Operating income increased $41.2, primarily due to higher LNG activity.
The sales backlog at 30 June 2006 was $623 compared to $652 at 30 September 2005.
All Other
All other comprises corporate expenses and income not allocated to the segments, primarily corporate research and development expense. The operating loss of $31.9 increased by $8.8. No items individually were material in the comparison to the prior year.
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
Economic Environment
Domestic manufacturing activity in the first nine months of 2006 improved, up 4.9% from the prior year. The company originally anticipated domestic manufacturing growth between 2% and 3% for the year. The company expects growth to be between 4% and 5% for fiscal year 2006.
Gases
The Gases segment demonstrated both sales and operating income growth in the first nine months of 2006. As was expected, Gases margins improved in the third quarter from strong volume growth. The company expects continued strong year-on-year volume growth for the fourth quarter, including continued improvement in the homecare business.
EPI volumes decreased year-on-year in the first quarter as a result of Hurricanes Katrina and Rita. In the second quarter, EPI returned to year-on-year growth with all but one significant customer back on-stream. At the end of the third quarter, all customers were back on-stream. The company brought two hydrogen plants on-stream in the first quarter and three more in the third quarter. The company anticipates another plant coming on-stream late in the fourth quarter of 2006.
In Electronics, the company saw year-to-date improvement in profitability principally driven by volumes and anticipates sustaining this improvement during the fourth quarter of 2006.
In our Global Merchant Gases business, the company continues to manage capacity as volumes increase across the globe. In the fourth quarter, the company does expect higher operating and distribution costs due to seasonality.
Results in the homecare business improved in the third quarter. Sales in Europe increased from the new respiratory care contract in the U.K. In North America, the company continues to implement new sales programs although recovery has been slower than in Europe. These actions are expected to continue to improve homecare results in the fourth quarter.
Chemicals
Volumes in the Chemicals segment are expected to be roughly flat as strength seen in Asia continues, offset by agricultural seasonality in Amines. It was announced in the second quarter that the company is exploring the sale of its Amines and Polymers businesses and restructuring its Polyurethane Intermediates business as part of its ongoing portfolio management activities to make the company more focused, less cyclical, and a higher growth company. The company is actively engaged with potential buyers for the Amines business. The company is engaged with its partner and potential buyers for the Polymers business. These actions coupled with related business simplification efforts could result in various one-time gains and losses over the next several quarters as the actions are committed to or completed.
Equipment
The sales backlog remained at a high level of $623 at 30 June 2006. The company expects a continued high level of activity in this segment for the remainder of 2006.

Capital Expenditures
Capital expenditures for new plant and equipment are expected to be approximately $1,300 for 2006. As expected, the company completed the $297 purchase of certain cryogenic vessel equipment late in the second quarter. The company acquired Tomah3 Products as part of its continuing investment in its growth platforms. Spending on homecare acquisitions is expected to be lower than in recent years as the company focuses on productivity benefits and organic growth.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.
Operating Activities
For the first nine months, net cash provided by operating activities decreased $43.3, or 5%, as compared to 2005. This decline was primarily due to changes in working capital. The working capital changes occurred principally in three areas: inventories, other current assets, and accounts payable and accrued liabilities. Cash used for inventories increased by $61.8 due to increased business activity, particularly in Asia, and rebuilding of inventories from relatively low levels at year end due to the hurricanes. The change in cash used for payables and accrued liabilities was essentially offset by the change in other current assets. The change in these areas relates primarily to the timing of payments.
Adjustments to reconcile income to cash provided by operating activities included a use of cash of $82.9 categorized as Other, due principally to an increase in noncurrent receivables associated with on-site tonnage facilities. Certain contracts within the Gases segment associated with on-site tonnage facilities are considered to be capital leases. Revenue and a noncurrent receivable is recognized for the sale of equipment component of these contracts.
Investing Activities
Cash used for investing activities increased $238.8, or 34%. Additions to plant and equipment totaled $1,048.2 for the nine months ended 30 June 2006, compared to $685.1. Additions to plant and equipment in 2006 included $297.2 for the repurchase of cryogenic vessel equipment. The remaining increase was attributable to higher spending largely in support of the worldwide Gases business, including the rebuilding of facilities damaged by Hurricane Katrina. Acquisitions totaled $127.0 for the nine months ended 30 June 2006, compared to $72.7. Acquisitions in 2006 principally included Tomah3 Products and a small European homecare business. Acquisitions in 2005 principally included four U.S. homecare businesses. Proceeds from the sale of assets and investments increased $146.8 in 2006 due principally to the sale of the Geismar, La., DNT production facility. Additionally, 2006 included $49.0 for insurance proceeds received for hurricane property damage.
Capital expenditures are detailed in the following table:

	Nine Months Ended
	30 June
	2006	2005

Additions to plant and equipment	$751.0	$685.1
Purchase cryogenic vessel equipment	297.2	—
Investment in and advances to unconsolidated affiliates	18.1	7.3
Acquisitions, less cash acquired	127.0	72.7
Capital leases	1.3	2.9

Total Capital Expenditures	$1,194.6	$768.0

Financing Activities
Cash provided by financing activities increased $347.1. This increase is primarily attributable to lower purchases of Treasury Stock of $183.3 and a net increase in cash provided by long-term debt (proceeds less repayments) of $227.6. This increase was partially offset by lower proceeds from stock option exercises of $42.7.

Total debt at 30 June 2006 and 30 September 2005, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 36% and 35%, respectively. Total debt increased from $2,499.9 at 30 September 2005 to $2,979.5 at 30 June 2006. This increase was due to long and short-term debt proceeds exceeding repayments by $355.5, the impact of a weaker U.S. dollar on the translation of foreign currency debt and the consolidation of the debt of a previously unconsolidated affiliate.
The company’s total multicurrency revolving facility (as described below), maturing in May 2011, amounted to $1,200.0 at 30 June 2006. No borrowings were outstanding under these commitments. Additional commitments totaling $144.7 are maintained by the company’s foreign subsidiaries, of which $100.3 was utilized at 30 June 2006.
The estimated fair value of the company’s long-term debt, including current portion, as of 30 June 2006 was $2,537.9 compared to a book value of $2,451.9.
On 9 November 2005, the company issued Euro 300.0 ($353.0) of 3.75% Eurobonds maturing 8 November 2013. A portion of these Eurobonds was exchanged for Euro 146.5 ($172.4) of the company’s 6.5% Eurobonds due July 2007 pursuant to an exchange offer announced by the company on 20 October 2005.
On 16 March 2006, the Board of Directors approved a $1,500.0 share repurchase program. The company began the share repurchase program in the third quarter pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through a 10b5-1 agreement with several brokers; it expects to complete $500 of the program by 31 December 2006. During the third quarter of 2006, the company purchased 3.2 million of its outstanding shares at a cost of $206.9.
On 23 May 2006, the company entered into a five-year $1,200.0 revolving credit agreement with a syndicate of banks, under which senior unsecured debt is available to both the company and certain of its subsidiaries. The agreement provides a source of liquidity for the company and supports its commercial paper program. The company unconditionally guarantees the payment of all loans made under the agreement to its subsidiary borrowers. Amounts outstanding under the agreement may be accelerated for typical defaults, including the non-payment of amounts due under the agreement, the non-payment of material judgments or debt obligations and certain bankruptcy events. This agreement replaced the company’s $700.0 revolving credit agreement dated 18 December 2003. No borrowings were outstanding under the $700.0 agreement at the time of its termination and no early termination penalties were incurred.
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
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $217 and $169 in the net liability position of financial instruments at 30 June 2006 and 30 September 2005, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $214 and $162 in the net liability position of financial instruments at 30 June 2006 and 30 September 2005, respectively.
The sensitivity analysis related to the fixed portion of the company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $73 and $58 in the net liability position of financial instruments at 30 June 2006 and 30 September 2005, respectively. A 100 basis point decrease in market interest rates would result in an increase of $73 and $63 in the net liability position of financial instruments at 30 June 2006 and 30 September 2005, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2005.
The net financial instrument position of the company increased from a liability of $2,266.3 at 30 September 2005 to a liability of $2,598.5 at 30 June 2006 primarily due to an increase in the book value of long-term debt, as a result of new issuances exceeding repayments, the impact of a weaker U.S. dollar on the translation of foreign currency debt and the consolidation of the debt of a previously unconsolidated affiliate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on pages 34 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 30 June 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or		Purchased as Part of	Units) that May Yet Be
	Units)	(b) Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share (or Unit)	Plans or Programs	Plans or Programs(1) (2)
4/28/06 — 4/30/06	66,900	$68.74	66,900	$1,495,401,528
5/1/06 — 5/31/06	1,528,700	$66.15	1,528,700	$1,394,278,942
6/1/06 — 6/30/06	1,608,800	$62.87	1,608,800	$1,293,131,434
Total	3,204,400	$64.56	3,204,400	$1,293,131,434

(1)	On 22 March 2006, the Company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 16 March 2006. The program does not have a stated expiration date.

(2)	As of 30 June 2006, the Company expended $193.1 million in cash for the repurchase of shares; $13.8 million was reported as an accrued liability on the balance sheet for share repurchases settling in July.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K
12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)

Date: 28 July 2006	By:	/s/ Paul E. Huck

Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX
12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.