Form 10-Q
period 2006-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2007-01-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 22 January 2007
Common Stock, $1 par value	216,448,000

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2007 Outlook included on pages 20-21 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 24.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)	31 December 2006	30 September 2006

ASSETS

CURRENT ASSETS
Cash and cash items	$64.5	$35.2
Trade receivables, less allowances for doubtful accounts	1,618.1	1,564.7
Inventories	536.4	509.5
Contracts in progress, less progress billings	144.2	191.6
Other receivables and current assets	286.9	311.6

TOTAL CURRENT ASSETS	2,650.1	2,612.6

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	765.6	728.3
PLANT AND EQUIPMENT, at cost	13,929.0	13,590.3
Less accumulated depreciation	7,664.8	7,428.3

PLANT AND EQUIPMENT, net	6,264.2	6,162.0

GOODWILL	1,007.6	989.1
INTANGIBLE ASSETS, net	114.1	113.0
OTHER NONCURRENT ASSETS	698.4	575.7

TOTAL ASSETS	$11,500.0	$11,180.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,483.9	$1,655.1
Accrued income taxes	107.9	98.7
Short-term borrowings	648.5	417.5
Current portion of long-term debt	165.7	152.1

TOTAL CURRENT LIABILITIES	2,406.0	2,323.4

LONG-TERM DEBT	2,336.0	2,280.2
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	666.5	642.0
DEFERRED INCOME TAXES	791.2	833.1

TOTAL LIABILITIES	6,199.7	6,078.7

MINORITY INTEREST IN SUBSIDIARY COMPANIES	188.8	178.0

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2007 and 2006 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	695.4	682.5
Retained earnings	5,901.4	5,743.5
Accumulated other comprehensive income (loss)	(127.1)	(221.7)
Treasury stock, at cost (2007 — 33,007,584 shares; 2006 — 32,205,012 shares)	(1,607.6)	(1,529.7)

TOTAL SHAREHOLDERS’ EQUITY	5,111.5	4,924.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,500.0	$11,180.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars, except for share data)	2006	2005

SALES	$2,432.5	$2,015.8
COSTS AND EXPENSES
Cost of sales	1,788.5	1,491.7
Selling and administrative	284.4	250.9
Research and development	34.8	37.6
Other (income) expense, net	(7.5)	(17.9)

OPERATING INCOME	332.3	253.5
Equity affiliates’ income	30.1	27.8
Interest expense	39.1	26.3

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	323.3	255.0
Income tax provision	85.1	67.1
Minority interest in earnings of subsidiary companies	7.9	6.1

INCOME FROM CONTINUING OPERATIONS	230.3	181.8
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(1.1)

NET INCOME	$230.3	$180.7

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.06	$.82
Loss from discontinued operations	—	(.01)

Net Income	$1.06	$.81

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.03	$.80
Loss from discontinued operations	—	—

Net Income	$1.03	$.80

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	216.7	222.0

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	223.4	227.1

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.34	$.32

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2006	2005

NET INCOME	$230.3	$180.7

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $3.4 and $3.6	6.0	6.5
Net unrecognized gain on derivatives qualifying as hedges, net of income tax of $1.1	2.6	—
Foreign currency translation adjustments, net of income tax (benefit) of $(23.3) and $17.2	86.0	18.4

TOTAL OTHER COMPREHENSIVE INCOME	94.6	24.9

COMPREHENSIVE INCOME	$324.9	$205.6

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2006	2005

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$230.3	$180.7
Loss from discontinued operations, net of tax	—	1.1

Income from Continuing Operations	230.3	181.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	201.7	182.5
Deferred income taxes	14.7	53.7
Undistributed earnings of unconsolidated affiliates	(16.4)	(10.1)
Gain on sale of assets and investments	(.3)	(10.7)
Share-based compensation	16.4	17.2
Noncurrent capital lease receivables	(47.0)	(16.1)
Other	(36.4)	.5

Subtotal	363.0	398.8
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(31.0)	(10.1)
Inventories and contracts in progress	32.8	(64.5)
Payables and accrued liabilities	(215.1)	(64.6)
Other	12.7	(5.7)

Working capital changes	(200.6)	(144.9)

CASH PROVIDED BY OPERATING ACTIVITIES (a)	162.4	253.9

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to plant and equipment (b)	(238.3)	(304.0)
Acquisitions, less cash acquired	—	—
Investment in and advances to unconsolidated affiliates	(1.5)	—
Proceeds from sale of assets and investments	12.5	17.6
Proceeds from insurance settlements	14.9	25.0
Other	(.4)	2.3

CASH USED FOR INVESTING ACTIVITIES	(212.8)	(259.1)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Long-term debt proceeds	53.8	230.5
Payments on long-term debt	(36.2)	(66.3)
Net increase (decrease) in commercial paper and short-term borrowings	226.2	(78.3)
Dividends paid to shareholders	(73.9)	(71.0)
Purchase of Treasury Stock	(133.5)	—
Proceeds from stock option exercises	37.0	13.0
Excess tax benefit from share-based compensation/other	6.7	.8

CASH PROVIDED BY FINANCING ACTIVITIES	80.1	28.7

DISCONTINUED OPERATIONS
Cash used for operating activities	—	(7.0)
Cash used for investing activities	—	(1.2)
Cash used for financing activities	—	—

CASH USED FOR DISCONTINUED OPERATIONS	—	(8.2)

Effect of Exchange Rate Changes on Cash	(.4)	(.4)

Increase in Cash and Cash Items	29.3	14.9
Cash and Cash Items — Beginning of Year	35.2	55.8

Cash and Cash Items — End of Period	$64.5	$70.7

(a)	Pension plan contributions in 2007 and 2006 were $239.9 and $102.9, respectively.

(b)	Excludes capital lease additions of $.6 in both 2007 and 2006.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2006	2005

Revenues from external customers
Merchant Gases	$740.0	$622.1
Tonnage Gases	604.5	532.6
Electronics and Performance Materials	509.9	416.8
Equipment and Energy	195.6	93.8
Healthcare	155.8	135.5
Chemicals	226.7	215.0

Segment and Consolidated Totals	$2,432.5	$2,015.8

Operating income
Merchant Gases	$139.2	$105.3
Tonnage Gases	88.8	73.8
Electronics and Performance Materials	50.9	38.5
Equipment and Energy	26.8	14.5
Healthcare	9.4	18.0
Chemicals	18.9	8.9

Segment Totals	334.0	259.0
Other	(1.7)	(5.5)

Consolidated Totals	$332.3	$253.5

Equity affiliates’ income
Merchant Gases	$21.1	$21.7
Chemicals	2.8	2.6
Other Segments	6.2	3.5

Segment and Consolidated Totals	$30.1	$27.8

	31 December	30 September
(Millions of dollars)	2006	2006

Identifiable assets (a)
Merchant Gases	$3,429.7	$3,283.2
Tonnage Gases	2,784.2	2,803.0
Electronics and Performance Materials	2,357.5	2,334.5
Equipment and Energy	345.7	304.4
Healthcare	878.0	856.5
Chemicals	546.3	579.8

Segment Totals	10,341.4	10,161.4
Other	393.0	291.0

Consolidated Totals	$10,734.4	$10,452.4

(a)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2006	2005

Revenues from external customers
United States	$1,285.0	$1,188.5
Canada	43.7	18.7

Total North America	1,328.7	1,207.2

Europe	713.5	532.7
Asia	351.7	248.3
Latin America	38.6	27.6

Total	$2,432.5	$2,015.8

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the company’s 2006 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first quarter of 2007.
2. NEW ACCOUNTING STANDARDS
Postretirement Benefits
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders’ equity in the year in which the changes occur. The funded status is to be determined based on the measurement of plan assets and obligations as of fiscal year end. The requirement to recognize the funded status of benefit plans and the disclosure requirements under the new Statement are effective as of the end of the fiscal year ending after 15 December 2006. Based on the funded status of benefit plans as of 30 September 2006, the company would have recognized an additional liability of $536. The requirement to measure plan assets and benefit obligations as of fiscal year end is effective for fiscal years ending after 15 December 2008. This will require the company to measure the plan assets and benefit obligations of its U.K. and Belgium plans as of 30 September instead of 30 June. The company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after 15 November 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The company is currently evaluating the effect of SFAS No. 157.
Uncertainty in Income Taxes
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after 15 December 2006. The company is currently evaluating the effect this Interpretation will have on its consolidated financial statements.
3. DISCONTINUED OPERATIONS
In March 2006, the company announced it was exploring the sale of its Amines and Polymers businesses as part of the company’s ongoing portfolio management activities. The company sold its Amines business to Taminco N.V. on 29 September 2006. Accordingly, the Amines business is being accounted for as discontinued operations and the consolidated financial statements for prior periods have been adjusted to reflect this presentation.

4. ACQUISITION PENDING APPROVAL
On 8 January 2007, the company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o. o. for 370 million Euros ($481). The transaction is subject to regulatory approval and customary closing conditions. For regulatory purposes, BOC Gazy was required to be sold by Linde as a result of its purchase of The BOC Group plc in September 2006. The BOC Gazy business had fiscal year 2006 sales of approximately 126 million Euros ($164). The business has approximately 750 employees, five major industrial gas plants, and six cylinder transfills serving customers across a diverse range of industries, including chemicals, steel and base metals, among others.
5. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the 2006 global cost reduction plan for the three months ended 31 December 2006:

	Severance and Other	Asset
	Benefits	Impairments	Total

Total 2006 Plan Charge	$60.6	$11.5	$72.1
Noncash Expenses	(13.0)	(11.5)	(24.5)
Cash Expenditures	(1.1)	—	(1.1)

Accrual Balance at 30 September 2006	46.5	—	46.5

Cash Expenditures	(8.0)	—	(8.0)

Accrual Balance at 31 December 2006	$38.5	$—	$38.5

6. SHARE-BASED COMPENSATION
The company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. During the three months ended 31 December 2006, the company granted 1.5 million stock options at a weighted-average exercise price of $67.23 and an estimated fair value of $22.42 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.6%; expected dividend yield of 2.1%; expected life in years of 7.0-9.0; and a risk-free interest rate of 4.6%-4.7%. In addition, the company granted 366,865 deferred stock units at a weighted-average grant-date fair value of $68.12 and 50,500 restricted stock units at a weighted-average grant-date fair value of $66.69. Refer to Note 15 in the company’s 2006 annual report on Form 10K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the first quarter of 2007 was $16.4, before taxes of $6.4. Of the share-based compensation cost recognized, $13.1 was a component of selling and administrative expense, $2.3 a component of cost of sales, and $1.0 a component of research and development. Share-based compensation cost charged against income for the first quarter of 2006 was $17.2, before taxes of $6.7. Of the share-based compensation cost recognized, $13.8 was a component of selling and administrative expense, $2.2 a component of cost of sales, and $1.2 a component of research and development. The amount of share-based compensation cost capitalized in 2007 and 2006 was not material.

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the quarter ended 31 December 2006 are as follows:

		Acquisitions	Currency
	30 September	and	Translation	31 December
	2006	Adjustments	and Other	2006

Merchant Gases	$262.4	$—	$9.9	$272.3
Tonnage Gases	10.3	—	.3	10.6
Electronics and Performance Materials	305.4	.2	4.0	309.6
Healthcare	379.1	.3	3.4	382.8
Chemicals	31.9	—	.4	32.3

	$989.1	$.5	$18.0	$1,007.6

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2006	2005

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$230.3	$181.8
Loss from discontinued operations	—	(1.1)

Net Income	$230.3	$180.7

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	216.7	222.0
Effect of dilutive securities
Employee stock options	5.6	4.4
Other award plans	1.1	.7

	6.7	5.1

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	223.4	227.1

BASIC EPS
Income from continuing operations	$1.06	$.82
Loss from discontinued operations	—	(.01)

Net Income	$1.06	$.81

DILUTED EPS
Income from continuing operations	$1.03	$.80
Loss from discontinued operations	—	—

Net Income	$1.03	$.80

9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

	Three Months Ended 31 December
	2006	2005	2006	2005

	Pension Benefits		Other Benefits

Service cost	$20.0	$19.4	$1.5	$1.6
Interest cost	41.5	36.5	1.3	1.3
Expected return on plan assets	(46.5)	(38.9)	—	—
Prior service cost amortization	1.1	.8	(.5)	(.6)
Actuarial loss amortization	14.3	16.2	.6	.9
Settlement and curtailment charges	—	—	—	—
Special termination benefits	—	1.0	—	—
Other	.4	.3	—	—

Net periodic benefit cost	$30.8	$35.3	$2.9	$3.2

During the three months ended 31 December 2006, contributions of $239.9 were made. The company expects to contribute approximately $40 to the pension plans during the remainder of 2007. For the three months ended 31 December 2005, contributions of $102.9 were made. During 2006, total contributions were $130.1.
10. COMMITMENTS AND CONTINGENCIES
The company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. While the company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for any damage award could have a significant impact on the company’s net income in the period in which it is recorded.
11. SUPPLEMENTAL INFORMATION
Share Repurchase Program
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The company expects to complete an additional $500 of the program during fiscal year 2007 and during the first quarter purchased 1.8 million of its outstanding shares at a cost of $125.7.
Hurricanes
In the fourth quarter of 2005, the company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina. Other industrial gases and chemicals facilities in the Gulf Coast region also sustained damages from Hurricanes Katrina and Rita in fiscal 2005.
Insurance recoveries for property damages and business interruption were recognized as claims were settled. Operating income for the three months ended 31 December 2005 included a net gain of $7.3 related to insurance recoveries net of property damage and other expenses incurred. Operating income for the three months ended 31 December 2006 was not impacted except for higher depreciation expense of approximately $1. During the three months ended 31 December 2006 and 2005, the company collected insurance proceeds of $19.1 and $25.0, respectively. The company estimated the impact of business interruption at $(26.0) for the three months ended 31 December 2005.

A table summarizing the estimated impact of the Hurricanes for the three months ended 31 December 2005 is provided below:

Three Months Ended
31 December 2005

Insurance Recoveries Recognized	$12.2
Property Damage/Other Expenses	(4.9)

$7.3
Estimated Business Interruption	(26.0)

Total Estimated Impact	$(18.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the company’s 2006 annual report on Form 10-K. An analysis of results for the first quarter of 2007, including an update to the company’s 2007 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
FIRST QUARTER 2007 VS. FIRST QUARTER 2006
FIRST QUARTER 2007 IN SUMMARY
•	Sales of $2,433 were up 21% from the prior year, driven by strong volume growth, higher equipment sales, and improved pricing.

•	Operating income of $332 increased 31% from strong volume growth and improved cost performance.

•	Net income of $230 increased 27% and diluted earnings per share of $1.03 increased 29%. A summary table of changes in earnings per share is presented below.

•	The company purchased 1.8 million of its outstanding shares at a cost of $126 under the $1,500 share repurchase program announced in the second quarter of 2006.

•	The company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o.o. for 370 million Euros (approximately $481).

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the company’s 2007 Outlook provided on pages 20-21.

Changes in Diluted Earnings per Share

	Three Months Ended
	31 December
	2006	2005	Increase (Decrease)

Diluted Earnings per Share	$1.03	$.80	$.23

Operating Income (after-tax)
Underlying business
Volume			.28
Price/raw materials/mix			.05
Costs			(.15)
Acquisitions			.01
Divestitures			(.01)
Currency			.04
Prior year European land sale			(.03)
Hurricanes (A)			.06

Operating Income			.25

Other (after-tax)
Equity affiliates’ income			.01
Interest expense			(.04)
Minority interest			(.01)
Average shares outstanding			.02

Other			(.02)

Total Change in Diluted Earnings per Share			$.23

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended
	31 December
	2006	2005	% Change

Sales	$2,432.5	$2,015.8	21%
Cost of sales	1,788.5	1,491.7	20%
Selling and administrative	284.4	250.9	13%
Research and development	34.8	37.6	(7%)
Other (income) expense, net	(7.5)	(17.9)	(58%)
Operating Income	332.3	253.5	31%
Equity affiliates’ income	30.1	27.8	8%
Interest expense	39.1	26.3	49%
Effective tax rate	27.0%	27.0%	—
Income from continuing operations	230.3	181.8	27%
Loss from discontinued operations	—	(1.1)	—
Net Income	230.3	180.7	27%
Basic Earnings per Share	$1.06	$.81	31%
Diluted Earnings per Share	$1.03	$.80	29%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	22%
Price/mix	1%
Acquisitions	1%
Currency	3%
Natural gas/raw material cost pass-through	(6%)

Total Consolidated Change	21%

Sales of $2,432.5 increased 21%, or $416.7. Underlying base business growth accounted for 23% of the increase. Sales increased 22% from higher volumes, including prior year hurricane impacts, across all segments, as discussed in the Segment Analysis which follows. Improved pricing in the Merchant Gases segment, partially offset by lower pricing in Electronics and Performance Materials, increased sales by 1%. The acquisition of Tomah3 Products increased sales by 1%. Sales improved 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Lower natural gas/raw material contractual cost pass-through to customers decreased sales by 6% mainly due to lower natural gas prices.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$254
Underlying business
Volume	89
Price/raw materials/mix	14
Costs	(47)
Acquisitions	3
Divestitures	(3)
Currency	13
Prior year European land sale	(10)
Hurricanes (A)	19

Operating Income	$332

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
Operating income of $332.3 increased 31%, or $78.8.
•	Operating income increased $89 from volume growth in the Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy segments, as discussed in the Segment Analysis which follows.

•	Operating income improved $14 as higher pricing in Merchant Gases was partially offset by price declines in Electronics and Performance Materials.

•	Operating income decreased $47 from higher costs to support growth and due to inflation.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against the Euro, increased operating income by $13.

•	Operating income decreased $10 from the sale of land in Europe in the prior year.

•	Operating income increased $19 from the impacts of Hurricanes Katrina and Rita, primarily from estimated business interruption in the prior year.
Equity Affiliates’ Income
Income from equity affiliates of $30.1 increased $2.3, or 8%, primarily due to higher income from affiliates in the Equipment and Energy segment.

Selling and Administrative Expense (S&A)

% Change from
Prior Year

Currency	3%
Other costs	10%

Total S&A Change	13%

S&A expense of $284.4 increased 13%, or $33.5. S&A as a percent of sales declined to 11.7% from 12.4% in 2006. Currency effects, driven by the weakening of the U.S. dollar against the Euro, increased S&A by 3%. Underlying costs increased S&A by 10%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D decreased 7%, or $2.8, as a result of the company’s organization simplification efforts. R&D decreased as a percent of sales to 1.4% from 1.9% in 2006.
Other (Income) Expense, Net
Other income of $7.5 decreased $10.4. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the company. Results in 2006 included a gain of $9.5 related to the sale of land in Europe and a gain of $7.3 related to insurance recoveries, net of property damage and other expenses incurred due to Hurricanes Katrina and Rita. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 December
	2006	2005

Interest incurred	$41.1	$31.3
Less: interest capitalized	2.0	5.0

Interest expense	$39.1	$26.3

Interest incurred increased $9.8. The increase resulted from a higher average debt balance excluding currency effects, higher average interest rates, and the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest decreased by $3.0 due to lower levels of construction in progress for plant and equipment built by the company.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.0% in the first quarter of 2007 and 2006.
Discontinued Operations
On 29 September 2006, the company completed the sale of its Amines business to Taminco N.V., a producer of methylamines based in Belgium. As a result of the sale, the operating results of the Amines business have been classified as discontinued operations in the company’s consolidated financial statements for 2006. The discontinued operations generated sales of $82.8 and a loss, net of tax, of $1.1 in the first quarter of 2006.
Net Income
Net income was $230.3 compared to $180.7 in 2006. Diluted earnings per share was $1.03 compared to $.80 in 2006. A summary table of changes in earnings per share is presented on page 14.

Segment Analysis
Merchant Gases

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$740.0	$622.1	19%
Operating income	139.2	105.3	32%
Equity affiliates’ income	21.1	21.7	(3%)

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	10%
Price/mix	4%
Currency	5%

Total Merchant Gases Change	19%

Sales of $740.0 increased 19%, or $117.9. Underlying base business growth improved sales by 14%. Sales increased 10% from stronger volumes, reflecting the company’s continued success in utilizing applications technology to drive growth.
•	Liquid bulk volumes in North America increased 11%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes were flat. Liquid hydrogen and liquid argon volumes increased as Hurricanes Katrina and Rita negatively impacted prior year results.

•	Liquid bulk volumes in Europe increased 4% due to higher demand across most end markets.

•	Packaged gas volumes in Europe increased 3% due to higher demand for industrial cylinders and new offerings in the business.

•	LOX/LIN volumes in Asia were up a strong 21%, driven by solid demand growth across the region.
Pricing increased sales by 4%. Prices for LOX/LIN improved 9% in North America and 5% in Europe from pricing actions to recover higher power and distribution costs. Prices for liquid hydrogen decreased as the prior year included the surcharge pricing impacts of Hurricane Katrina. In Asia, pricing was flat versus the prior year.
Sales increased 5% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro and the Pound Sterling.
Merchant Gases Operating Income
Operating income of $139.2 increased 32%, or $33.9. Favorable operating income variances resulted from higher volumes of $23, improved pricing and customer mix of $18, and currency effects of $7. Operating income declined $16 from higher costs to support growth and inflation partially offset by productivity improvements.
Merchant Gases Equity Affiliates’ Income
Gases equity affiliates’ income of $21.1 decreased $.6, as lower income in the European affiliates was mostly offset by higher income from the Asian affiliates.

Tonnage Gases

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$604.5	$532.6	13%
Operating income	88.8	73.8	20%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	31%
Currency	2%
Natural gas/raw material cost pass-through	(20%)

Total Tonnage Gases Change	13%

Sales of $604.5 increased 13%, or $71.9. Underlying base business volume growth increased sales by 31%. Volumes were higher due to the start-up of new hydrogen plants supporting the refinery industry in 2006. Prior year volumes were negatively impacted by the effects of Hurricanes Katrina and Rita.
Sales increased 2% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Lower natural gas cost contractually passed-through to customers decreased sales by 20%.
Tonnage Gases Operating Income
Operating income of $88.8 increased 20%, or $15.0. Operating income increased by $28 from higher volumes and the prior year impacts of Hurricanes Katrina and Rita. Higher maintenance and operating costs, costs to support growth, and inflation decreased operating income by $10.
Electronics and Performance Materials

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$509.9	$416.8	22%
Operating income	50.9	38.5	32%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	19%
Price/mix	(2%)
Acquisitions	4%
Currency	1%

Total Electronics and Performance Materials Change	22%

Sales of $509.9 increased 22%, or $93.1. Underlying base business growth increased sales by 17%. Higher volumes across all Electronics product lines and from Performance Materials in Europe and Asia improved sales by 19%. Pricing decreased sales by 2%, as electronic specialty materials continued to experience pricing pressure. Sales increased 4% from the acquisition of Tomah3 Products. Favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 1%.
Electronics and Performance Materials Operating Income
Operating income of $50.9 increased 32%, or $12.4. Operating income increased $33 from higher volumes, $3 from the acquisition of Tomah3 Products, and $2 from favorable currency effects. Operating income declined by $15 from inflation and higher costs to support growth and $13 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing.
Equipment and Energy

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$195.6	$93.8	109%
Operating income	26.8	14.5	85%

Equipment and Energy Sales and Operating Income
Sales of $195.6 increased by $101.8, primarily from higher natural gas liquefaction (LNG) and large air separation unit activity and a one-time energy related equipment sale. Operating income of $26.8 increased by $12.3, primarily from higher LNG heat exchanger activity, favorable cost performance, and the cancellation of an exchanger order due to a project termination by a customer.
The sales backlog for the Equipment business at 31 December 2006 was $403, compared to $446 at 30 September 2006.
Healthcare

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$155.8	$135.5	15%
Operating income	9.4	18.0	(48%)

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	10%
Acquisitions	1%
Currency	4%

Total Healthcare Change	15%

Sales of $155.8 increased 15%, or $20.3. Sales increased 10% due to higher volumes, primarily from recent contract wins in Europe, partially offset by lower volumes in the U.S. The acquisition of a small healthcare business in Europe in 2006 improved sales by 1%. Favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro, increased sales by 4%.

Healthcare Operating Income
Operating income of $9.4 decreased 48%, or $8.6 primarily due to lower volumes in the U.S. and prior year results that included a gain on the sale of land in Europe.
Chemicals

	Three Months
	Ended 31 December
	2006	2005	% Change

Sales	$226.7	$215.0	5%
Operating income	18.9	8.9	112%

Chemicals Sales
Sales of $226.7 increased 5%, or $11.7. Sales increased primarily from higher volumes in both Polymer Emulsions and Polyurethane Intermediates and favorable currency impacts as the U.S. dollar weakened against the Euro. Sales decreased from divestitures, as the company sold its dinitrotoluene (DNT) production facility in Geismar, Louisiana, in the second quarter of 2006.
Chemicals Operating Income
Operating income of $18.9 increased $10.0. Operating income in 2007 increased primarily from higher volumes, partially offset by an environmental charge.
The company’s efforts to restructure its Chemicals businesses continue. The Polymer Emulsions business is being marketed for sale and to this end the company is in discussions with potential buyers and Wacker Chemie, its partner in the business. This sale has not progressed as quickly as the company had anticipated due to the complexity the partnership introduces to the divestiture efforts. In the company’s Polyurethane Intermediates business, the company is also in discussions with its customers and other parties to maximize the value from this business. The company is optimistic that it will be able to conclude these efforts in calendar year 2007.
Other

	Three Months
	Ended 31 December
	2006	2005

Operating loss	($1.7)	($5.5)

Other operating loss includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Amines business. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate. Corporate research and development costs are fully allocated to the business segments.
The operating loss of $1.7 decreased by $3.8. No individual items were material in comparison to the prior year.
2007 OUTLOOK
The company’s priority is to improve return on capital by loading existing assets, driving productivity, and maintaining capital discipline by focusing capital investment in its growth businesses. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first three months of 2007 improved 3.7% from the prior year. The company still anticipates domestic manufacturing growth between 2% and 3% and growth in silicon processed by the semiconductor industry of approximately 5% for the year.

Segments
•	Merchant Gases results should be lower in the second quarter, on a sequential basis, due to slightly lower volumes and higher costs. Results for 2007 should benefit from operating leverage on existing assets, increased productivity, improved pricing, and new investments, particularly in Asia.

•	Tonnage Gases should continue to benefit from the new hydrogen facilities brought onstream in 2006. However, results in the second quarter are expected to be lower than the first quarter due to customer outages and increased maintenance costs.

•	Second quarter results in Electronics and Performance Materials should approximate the first quarter as seasonally higher volumes in Performance Materials are expected to be offset by a seasonal slowdown in Electronics. Results in 2007 are expected to benefit from the cost savings generated by the 2006 global cost reduction plan.

•	Equipment and Energy results were higher in the first quarter due to the cancelled LNG order and reduced project costs. While LNG activity should continue to be high in 2007, overall segment results should be lower from higher energy development spending.

•	The Healthcare segment should continue to improve in the second quarter from increased volumes and management actions taken in 2006.
Global Cost Reduction Plan
In the fourth quarter of 2006, the company announced a global cost reduction plan. Based on actions taken in the first quarter, the company does not expect a material change to the original estimated cost savings of $23 for 2007 and $39 annually for 2008 and beyond.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be approximately $1,000 for 2007. The acquisition of the industrial gas business from The Linde Group should be completed late in the second quarter or early in the third quarter for approximately $500. The company intends to continue to evaluate acquisition opportunities and investments in affiliated entities.
SHARE-BASED COMPENSATION
Refer to Note 6 to the consolidated financial statements for information on the company’s share-based compensation arrangements and the valuation and accounting for the various programs.
PENSION BENEFITS
Refer to Note 9 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the company’s 2006 annual report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on page 6.
Operating Activities from Continuing Operations
For the first three months, net cash provided by operating activities decreased $91.5, or 36%, as compared to 2006. Cash provided by operating activities reflects higher earnings of $48.5 which were more than offset by increased pension plan contributions. In the first three months, the company contributed $239.9 to the pension plans as compared to $102.9. An increase of $30.9 in noncurrent capital lease receivables and lower deferred income taxes of $39.0 unfavorably impacted cash provided by operating activities. Cash used for working capital increased by $55.7.
The working capital changes occurred principally in three areas: inventories, contracts in progress, and accounts payable and accrued liabilities. Cash used for inventories decreased by $40.2, as a result of prior year increased business activity and rebuilding of inventories from unusually low levels of inventories as of 30 September 2005 due to the impact of the hurricanes. Additionally, cash used for contracts in progress decreased by $57.1, principally attributable to a one-time sale of energy related equipment to a refinery customer on a cost reimbursable basis in November 2006. These changes were more than offset by an increase in cash used for payables and accrued liabilities of $150.5, due mainly to pension contributions in 2007 and the timing of payments.

Investing Activities from Continuing Operations
Cash used for investing activities decreased $46.3, or 18%. Capital expenditures totaled $240.4 for the three months ended 31 December 2006, compared to $304.6. Additions to plant and equipment totaled $238.3 for the three months ended 31 December 2006, compared to $304.0. This decrease is due primarily to prior year additions for the rebuilding of facilities damaged by Hurricane Katrina. Additionally, insurance proceeds received for hurricane property damage were lower by $10.1 in 2007.
Capital expenditures for continuing operations are detailed in the following table:

	Three Months Ended
	31 December
	2006	2005

Additions to plant and equipment	$238.3	$304.0
Investment in and advances to unconsolidated affiliates	1.5	—
Acquisitions, less cash acquired	—	—
Capital leases	.6	.6

Total Capital Expenditures	$240.4	$304.6

Financing Activities from Continuing Operations
Cash provided by financing activities increased $51.4. This increase is primarily attributable to a net increase in cash provided by debt (short- and long-term debt proceeds net of repayments) of $157.9 and higher proceeds from stock option exercises of $24.0, partially offset by the 2007 use of cash of $133.5 for the purchase of Treasury Stock.
Total debt at 31 December 2006 and 30 September 2006, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 37.3% and 35.8%, respectively. Total debt increased from $2,849.8 at 30 September 2006 to $3,150.2 at 31 December 2006. This increase was due primarily to long- and short-term debt proceeds exceeding repayments by $243.8 and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
The company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 31 December 2006. No borrowings were outstanding under these commitments. Additional commitments totaling $199.2 are maintained by the company’s foreign subsidiaries, of which $149.0 was utilized at 31 December 2006.
The estimated fair value of the company’s long-term debt, including current portion, as of 31 December 2006 was $2,565.8 compared to a book value of $2,501.7.
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The company expects to complete an additional $500 of the program during fiscal year 2007 and during the first quarter purchased 1.8 million of its outstanding shares at a cost of $125.7.
On 8 January 2007, the company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o.o. for 370 million Euros ($481). The transaction is subject to regulatory approval and customary closing conditions. The company expects that the acquisition will be financed as part of the normal finance plan using a combination of operating cash flows and new debt, as required, with the majority of debt expected to be Euro-denominated.
CONTRACTUAL OBLIGATIONS
The company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the company’s 2006 annual report on Form 10-K.

COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the company’s 2006 annual report on Form 10-K and Note 10 in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the company’s 2006 annual report on Form 10-K. The company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the company’s 2006 annual report on Form 10-K.
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $274 and $216 in the net liability position of financial instruments at 31 December 2006 and 30 September 2006, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $273 and $215 in the net liability position of financial instruments at 31 December 2006 and 30 September 2006, respectively.
The sensitivity analysis related to the fixed portion of the company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $74 and $71 in the net liability position of financial instruments at 31 December 2006 and 30 September 2006, respectively. A 100 basis point decrease in market interest rates would result in an increase of $79 and $71 in the net liability position of financial instruments at 31 December 2006 and 30 September 2006, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2006.
The net financial instrument position of the company increased from a liability of $2,533.0 at 30 September 2006 to a liability of $2,599.2 at 31 December 2006 primarily due to an increase in the book value of long-term debt, as a result of long-term debt proceeds exceeding repayments and the impact of a weaker U.S. dollar on the translation of foreign currency debt.

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
The significant accounting policies of the company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2006 annual report on Form 10-K. Information concerning the company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in Note 2 to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on the company’s financial condition, change in financial condition, liquidity or results of operations.
NEW ACCOUNTING STANDARDS
See Note 2 to the consolidated financial statements for information concerning the company’s implementation and impact of new accounting standards.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from those expressed in the forward-looking statements because of many factors, including those specifically referenced as future events or outcomes that the company anticipates, as well as, among other things, overall economic and business conditions different than those currently anticipated and demand for the company’s goods and services during that time; competitive factors in the industries in which it competes; interruption in ordinary sources of supply; the ability to recover unanticipated increased energy and raw material costs from customers; uninsured litigation judgments or settlements; changes in government regulations; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures or unanticipated contract terminations; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of tax and other legislation and regulations in jurisdictions in which the company and its affiliates operate; the impact of new financial accounting standards; and the timing and rate at which tax credits can be utilized. The company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 23 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the company’s management conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of 31 December 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. As previously disclosed, the company is in the midst of an SAP implementation. As a result, certain changes have been made to the company’s internal control structure, in connection with the SAP implementation, which management believes will strengthen their internal control structure. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid per Share (or	Announced Plans or	Plans or
Period	Purchased	Unit)	Programs	Programs(1)(2)
10/1/06 — 10/31/06	643,200	$68.28	643,200	$960,009,949
11/1/06 — 11/30/06	597,400	$69.97	597,400	$918,212,183
12/1/06 — 12/31/06	561,000	$71.21	561,000	$878,263,889
Total	1,801,600	$69.75	1,801,600	$878,263,889

(1)	On 22 March 2006, the Company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 16 March 2006. The program does not have a stated expiration date.

(2)	For the quarter ending 31 December 2006, the Company expended $133.5 million in cash for the repurchase of shares which was composed of $119.7 million for shares repurchased during the quarter and $13.8 million for shares repurchased in September 2006 and settling in October 2006. $6.0 million was reported as an accrued liability on the balance sheet for share repurchases executed in December 2006 and settling in January 2007.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2007 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc. (Registrant)
Date: 26 January 2007	By:	/s/ Paul E. Huck
Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1.	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2007 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.