Form 10-Q
period 2007-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2007-04-27
CIK 2969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 20 April 2007

Common Stock, $1 par value	216,611,366

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2007 Outlook included on pages 32-33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed under Forward-Looking Statements on page 36.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	31 March 2007	30 September 2006

ASSETS

CURRENT ASSETS
Cash and cash items	$37.3	$35.2
Trade receivables, less allowances for doubtful accounts	1,658.0	1,564.7
Inventories	530.7	509.5
Contracts in progress, less progress billings	186.6	191.6
Prepaid expenses	227.2	55.1
Other receivables and current assets	268.9	256.5

TOTAL CURRENT ASSETS	2,908.7	2,612.6

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	796.2	728.3
PLANT AND EQUIPMENT, at cost	14,198.6	13,590.3
Less accumulated depreciation	7,862.9	7,428.3

PLANT AND EQUIPMENT, net	6,335.7	6,162.0

GOODWILL	1,009.9	989.1
INTANGIBLE ASSETS, net	111.2	113.0
OTHER NONCURRENT ASSETS	716.3	575.7

TOTAL ASSETS	$11,878.0	$11,180.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,506.6	$1,655.1
Accrued income taxes	146.3	98.7
Short-term borrowings	390.7	417.5
Current portion of long-term debt	218.7	152.1

TOTAL CURRENT LIABILITIES	2,262.3	2,323.4

LONG-TERM DEBT	2,704.5	2,280.2
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	682.7	642.0
DEFERRED INCOME TAXES	773.6	833.1

TOTAL LIABILITIES	6,423.1	6,078.7

MINORITY INTEREST IN SUBSIDIARY COMPANIES	178.4	178.0

SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2007 and 2006 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	717.8	682.5
Retained earnings	6,054.4	5,743.5
Accumulated other comprehensive income (loss)	(102.7)	(221.7)
Treasury stock, at cost (2007 – 32,871,218 shares; 2006 – 32,205,012 shares)	(1,642.4)	(1,529.7)

TOTAL SHAREHOLDERS’ EQUITY	5,276.5	4,924.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,878.0	$11,180.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2007	2006	2007	2006

SALES	$2,473.3	$2,229.5	$4,905.8	$4,245.3
COSTS AND EXPENSES
Cost of sales	1,824.4	1,667.7	3,612.9	3,159.4
Selling and administrative	293.1	271.8	577.5	522.7
Research and development	35.1	37.5	69.9	75.1
Gain on sale of a chemical facility	—	(70.4)	—	(70.4)
Impairment of loans receivable	—	65.8	—	65.8
Other (income) expense, net	(4.0)	(25.5)	(11.5)	(43.4)

OPERATING INCOME	324.7	282.6	657.0	536.1
Equity affiliates’ income	32.4	24.3	62.5	52.1
Interest expense	37.8	25.3	76.9	51.6

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	319.3	281.6	642.6	536.6
Income tax provision	84.3	74.9	169.4	142.0
Minority interest in earnings of subsidiary companies	7.4	10.2	15.3	16.3

INCOME FROM CONTINUING OPERATIONS	227.6	196.5	457.9	378.3
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	7.5	—	6.4

NET INCOME	$227.6	$204.0	$457.9	$384.7

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.05	$.88	$2.11	$1.70
Income from discontinued operations	—	.04	—	.03

Net Income	$1.05	$.92	$2.11	$1.73

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.02	$.86	$2.05	$1.66
Income from discontinued operations	—	.03	—	.03

Net Income	$1.02	$.89	$2.05	$1.69

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	216.5	222.8	216.6	222.4

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	223.4	228.5	223.4	227.9

DIVIDENDS DECLARED PER COMMON SHARE – Cash	$.38	$.34	$.72	$.66

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	31 March
	2007	2006

NET INCOME	$227.6	$204.0

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain (loss) on investments, net of income tax (benefit) of $4.7 and $(2.4)	7.9	(4.3)
Net unrecognized gain on derivatives qualifying as hedges, net of income tax of $.2 and $.9	.7	1.1
Foreign currency translation adjustments, net of income tax (benefit) of $(5.2) and $(16.6)	15.8	60.1

TOTAL OTHER COMPREHENSIVE INCOME	24.4	56.9

COMPREHENSIVE INCOME	$252.0	$260.9

(Millions of dollars)
	Six Months Ended
	31 March
	2007	2006

NET INCOME	$457.9	$384.7

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $8.1 and $1.2	13.9	2.2
Net unrecognized gain on derivatives qualifying as hedges, net of income tax of $1.3 and $1.0	3.3	1.1
Foreign currency translation adjustments, net of income tax (benefit) of $(28.5) and $.5	101.8	78.5

TOTAL OTHER COMPREHENSIVE INCOME	119.0	81.8

COMPREHENSIVE INCOME	$576.9	$466.5

Amounts reclassified from other comprehensive income into earnings in 2007 and 2006 were not material.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)
	Six Months Ended
	31 March
	2007	2006

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$457.9	$384.7
Income from discontinued operations, net of tax	—	(6.4)

Income from Continuing Operations	457.9	378.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	402.2	367.6
Deferred income taxes	6.9	(13.8)
Undistributed earnings of unconsolidated affiliates	(42.2)	(33.6)
Loss (gain) on sale of assets and investments	1.1	(12.4)
Gain on a sale of a chemical facility	—	(70.4)
Impairment of loans receivable	—	65.8
Share-based compensation	31.4	37.0
Noncurrent capital lease receivables	(42.9)	(58.1)
Other	12.5	61.3
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(69.7)	3.3
Inventories	(13.3)	(63.3)
Contracts in progress	7.2	(31.0)
Prepaid expenses	(164.6)	(21.6)
Payables and accrued liabilities	(232.1)	(138.6)
Other	27.0	75.9

CASH PROVIDED BY OPERATING ACTIVITIES (a)	381.4	546.4

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to plant and equipment (b)	(494.8)	(807.6)
Acquisitions, less cash acquired	(20.0)	(127.0)
Investment in and advances to unconsolidated affiliates	(1.5)	(8.3)
Proceeds from sale of assets and investments	15.6	191.9
Proceeds from insurance settlements	14.9	35.8
Other	.7	(2.2)

CASH USED FOR INVESTING ACTIVITIES	(485.1)	(717.4)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Long-term debt proceeds	461.3	280.3
Payments on long-term debt	(48.0)	(127.0)
Net (decrease) increase in commercial paper and short-term borrowings	(33.6)	103.6
Dividends paid to shareholders	(147.5)	(142.2)
Purchase of Treasury Stock	(255.2)	—
Proceeds from stock option exercises	103.9	60.8
Excess tax benefit from share-based compensation/other	22.6	9.2

CASH PROVIDED BY FINANCING ACTIVITIES	103.5	184.7

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

(Millions of dollars)
	Six Months Ended
	31 March
	2007	2006

DISCONTINUED OPERATIONS
Cash provided by operating activities	—	6.5
Cash used for investing activities	—	(2.4)
Cash used for financing activities	—	—

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	4.1

Effect of Exchange Rate Changes on Cash	2.3	.3

Increase in Cash and Cash Items	2.1	18.1
Cash and Cash Items — Beginning of Year	35.2	55.8

Cash and Cash Items — End of Period	$37.3	$73.9

(a)	Pension plan contributions in 2007 and 2006 were $255.9 and $112.8, respectively.

(b)	Excludes capital lease additions of $.8 and $1.1 in 2007 and 2006, respectively. Includes $297.2 for the repurchase of cryogenic vessel equipment in 2006.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2007	2006	2007	2006

Revenues from external customers
Merchant Gases	$784.5	$669.2	$1,524.5	$1,291.3
Tonnage Gases	606.5	531.1	1,211.0	1,063.7
Electronics and Performance Materials	550.9	469.7	1,060.8	886.5
Equipment and Energy	131.8	174.8	327.4	268.6
Healthcare	157.1	136.3	312.9	271.8
Chemicals	242.5	248.4	469.2	463.4

Segment and Consolidated Totals	$2,473.3	$2,229.5	$4,905.8	$4,245.3

Operating income
Merchant Gases	$141.2	$115.1	$280.4	$220.4
Tonnage Gases	81.0	78.2	169.8	152.0
Electronics and Performance Materials	57.7	46.8	108.6	85.3
Equipment and Energy	16.4	20.0	43.2	34.5
Healthcare	7.0	(1.8)	16.4	16.2
Chemicals	23.3	25.3	42.2	34.2

Segment Totals	326.6	283.6	660.6	542.6
Other	(1.9)	(1.0)	(3.6)	(6.5)

Consolidated Totals	$324.7	$282.6	$657.0	$536.1

Equity affiliates’ income
Merchant Gases	$23.3	$21.1	$44.4	$42.8
Chemicals	4.9	2.2	7.7	4.8
Other Segments	4.2	1.0	10.4	4.5

Segment and Consolidated Totals	$32.4	$24.3	$62.5	$52.1

(Millions of dollars)
	31 March	30 September
	2007	2006

Identifiable assets (a)
Merchant Gases	$3,477.7	$3,283.2
Tonnage Gases	2,822.0	2,803.0
Electronics and Performance Materials	2,425.0	2,334.5
Equipment and Energy	316.9	304.4
Healthcare	895.0	856.5
Chemicals	556.7	579.8

Segment Totals	10,493.3	10,161.4
Other	588.5	291.0

Consolidated Totals	$11,081.8	$10,452.4

(a)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Six Months Ended
	31 March		31 March
	2007	2006	2007	2006

Revenues from external customers
United States	$1,293.9	$1,263.3	$2,578.9	$2,451.8
Canada	46.5	18.3	90.2	37.0

Total North America	1,340.4	1,281.6	2,669.1	2,488.8

Europe	739.6	635.7	1,453.1	1,168.4
Asia	354.5	281.8	706.2	530.1
Latin America	38.8	30.4	77.4	58.0

Total	$2,473.3	$2,229.5	$4,905.8	$4,245.3

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2006 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first six months of 2007.
2. NEW ACCOUNTING STANDARDS
Fair Value Option
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after 15 November 2007. Retrospective application is not allowed. Early adoption is permitted under certain circumstances. The Company is currently evaluating this Statement.
Postretirement Benefits
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders’ equity in the year in which the changes occur. The funded status is to be determined based on the measurement of plan assets and obligations as of fiscal year end. The requirement to recognize the funded status of benefit plans and the disclosure requirements under the new Statement are effective as of the end of the fiscal year ending after 15 December 2006. Based on the funded status of benefit plans as of 30 September 2006, the Company would have recognized an additional liability of $536. The requirement to measure plan assets and benefit obligations as of fiscal year end is effective for fiscal years ending after 15 December 2008. This will require the Company to measure the plan assets and benefit obligations of its U.K. and Belgium plans as of 30 September instead of 30 June. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.
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
Uncertainty in Income Taxes
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after 15 December 2006. The Company is currently evaluating the effect this Interpretation will have on its consolidated financial statements.

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
4. ACQUISITION PENDING
On 8 January 2007, the Company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o. o. for 370 million Euros. The transaction has received all necessary regulatory approvals as of 18 April 2007 and is now subject to customary contractual closing conditions. Linde was required to sell BOC Gazy as a condition of regulatory approval of its purchase of The BOC Group plc in September 2006. The BOC Gazy business had fiscal year 2006 sales of approximately 126 million Euros. The business has approximately 750 employees, five major industrial gas plants, and six cylinder transfills serving customers across a diverse range of industries, including chemicals, steel and base metals, among others.
5. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the 2006 global cost reduction plan for the six months ended 31 March 2007:

	Severance and Other	Asset
	Benefits	Impairments	Total

Total 2006 Plan Charge	$60.6	$11.5	$72.1
Noncash Expenses	(13.0)	(11.5)	(24.5)
Cash Expenditures	(1.1)	—	(1.1)

Accrual Balance at 30 September 2006	46.5	—	46.5
Cash Expenditures	(22.0)	—	(22.0)

Accrual Balance at 31 March 2007	$24.5	$—	$24.5

6. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. During the six months ended 31 March 2007, the Company granted 1.5 million stock options at a weighted-average exercise price of $67.23 and an estimated fair value of $22.42 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.6%; expected dividend yield of 2.1%; expected life in years of 7.0-9.0; and a risk-free interest rate of 4.6%-4.7%. In addition, the Company granted 387,915 deferred stock units at a weighted-average grant-date fair value of $68.41 and 50,500 restricted stock units at a weighted-average grant-date fair value of $66.69. Refer to Note 15 in the Company’s 2006 annual report on Form 10K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three and six months ended 31 March 2007 was $15.0 (before taxes of $5.8) and $31.4 (before taxes of $12.1), respectively. Of the share-based compensation cost recognized, 80% was a component of selling and administrative expense, 14% a component of cost of sales, and 6% a component of research and development. Share-based compensation cost charged against income in the three and six months ended 31 March 2006 was $19.8 (before taxes of $7.7) and $37.0 (before taxes of $14.5), respectively. The amount of share-based compensation cost capitalized in 2007 and 2006 was not material.

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2007 are as follows:

		Acquisitions	Currency
	30 September	and	Translation	31 March
	2006	Adjustments	and Other	2007

Merchant Gases	$265.2	$—	$10.7	$275.9
Tonnage Gases	10.3	—	.1	10.4
Electronics and Performance Materials	305.4	.3	2.2	307.9
Healthcare	381.4	.3	5.5	387.2
Chemicals	26.8	—	1.7	28.5

	$989.1	$.6	$20.2	$1,009.9

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2007	2006	2007	2006

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$227.6	$196.5	$457.9	$378.3
Income from discontinued operations	—	7.5	—	6.4

Net Income	$227.6	$204.0	$457.9	$384.7

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	216.5	222.8	216.6	222.4
Effect of dilutive securities
Employee stock options	5.7	5.0	5.7	4.7
Other award plans	1.2	.7	1.1	.8

	6.9	5.7	6.8	5.5

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	223.4	228.5	223.4	227.9

BASIC EPS
Income from continuing operations	$1.05	$.88	$2.11	$1.70
Income from discontinued operations	—	.04	—	.03

Net Income	$1.05	$.92	$2.11	$1.73

DILUTED EPS
Income from continuing operations	$1.02	$.86	$2.05	$1.66
Income from discontinued operations	—	.03	—	.03

Net Income	$1.02	$.89	$2.05	$1.69

9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net pension cost for the defined benefit plans and other postretirement benefit cost are as follows:

	Three Months Ended 31 March
	2007	2006	2007	2006
	Pension Benefits		Other Benefits

Service cost	$20.3	$19.4	$1.4	$1.5
Interest cost	41.9	36.7	1.4	1.2
Expected return on plan assets	(46.9)	(39.0)	—	—
Prior service cost amortization	1.0	.8	(.4)	(.5)
Actuarial loss amortization	14.3	16.2	.5	.9
Special termination benefits	—	1.3	—	—
Other	.5	.4	—	—

Net periodic benefit cost	$31.1	$35.8	$2.9	$3.1

	Six Months Ended 31 March
	2007	2006	2007	2006
	Pension Benefits		Other Benefits

Service cost	$40.3	$38.8	$2.9	$3.1
Interest cost	83.4	73.2	2.7	2.5
Expected return on plan assets	(93.4)	(77.9)	—	—
Prior service cost amortization	2.1	1.6	(.9)	(1.1)
Actuarial loss amortization	28.6	32.4	1.1	1.8
Special termination benefits	—	2.3	—	—
Other	.9	.7	—	—

Net periodic benefit cost	$61.9	$71.1	$5.8	$6.3

During the six months ended 31 March 2007, pension contributions of $255.9 were made. The Company expects to contribute approximately $30 to the pension plans during the remainder of 2007. For the six months ended 31 March 2006, pension contributions of $112.8 were made. During 2006, total contributions were $130.1.

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability and insurance matters. In particular, during the second quarter of 2007 a unit of the Brazilian Ministry of Justice issued a report on its investigation of the Company’s Brazilian subsidiary, Air Products Brazil, and several other Brazilian industrial gas companies. The report recommends that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brazil and the other industrial gas companies for alleged anti-competitive activities. The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 31 March 2007 and 30 September 2006 included an accrual of $59.5 and $52.4, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $59.0 to a reasonably possible upper exposure of $73.8 as of 31 March 2007, with the upper exposure exceeding the amount accrued by $14.3.
At 30 September 2006, $42.0 of the environmental accrual was related to the Pace, Florida, facility. In the fourth quarter of 2006, the Company sold its Amines business, which included operations at Pace, and recognized a liability for retained environmental obligations associated with remediation activities at Pace. The Company is required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue its remediation efforts. As of 30 September 2006, the Company estimated that it would take an additional 20 years to complete the groundwater remediation and the costs through completion were estimated to range from $42 to $50 . As no amount within the range was a better estimate than another, the Company recognized a pretax expense in the fourth quarter of 2006 of $42.0  as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the consolidated balance sheet. During fiscal year 2007, there has been no change to the estimated exposure range related to the Pace facility and the accrual balance, reduced for spending during 2007, totaled $40.7 at 31 March 2007.
The Company has implemented many of the remedial corrective measures at the Pace, Florida, facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated and the treated soils have been secured in a lined onsite disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. In 2006, the Company conducted an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990’s might be suitable to more quickly and effectively remove groundwater contaminants. Based on our assessment results, we have identified potential new approaches to accelerate the removal of contaminants and will assess their feasibility and potential effectiveness.
11. SUPPLEMENTAL INFORMATION
Gain on Sale of a Chemical Facility
On 31 March 2006, as part of its announced restructuring of its Polyurethane Intermediates business, the Company sold its dinitrotoluene (DNT) production facility in Geismar, Louisiana, to BASF Corporation for $155.0. The Company wrote off the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction. The Air Products industrial gas facilities at this same location were not included in this transaction and continue to produce and supply hydrogen, carbon monoxide, and syngas to customers.

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
Purchase of Cryogenic Vessel Equipment
On 31 March 2006, the Company exercised its option to purchase certain cryogenic vessel equipment for $297.2, thereby terminating an operating lease originally scheduled to end 30 September 2006. The Company originally sold and leased back this equipment in 2001, resulting in proceeds of $301.9 and recognition of a deferred gain of $134.7, which was included in other noncurrent liabilities. In March 2006, the Company recorded the purchase of the equipment for $297.2 and reduced the carrying value of the equipment by the $134.7 deferred gain derived from the original sale-leaseback transaction.
Share Repurchase Program
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The Company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The Company expects to complete an additional $500 of the program during fiscal year 2007 and during the six months ended 31 March 2007 purchased 3.5 million of its outstanding shares at a cost of $247.4.
Eurobond Issuance
On 12 March 2007, the Company issued Euro 300.0 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which will be used to fund a portion of the pending acquisition of the Polish industrial gas business of BOC Gazy Sp z o. o. as discussed in Note 4.
Hurricanes
In the fourth quarter of 2005, the Company’s New Orleans industrial gas complex sustained extensive damage from Hurricane Katrina. Other industrial gases and chemicals facilities in the Gulf Coast region also sustained damages from Hurricanes Katrina and Rita in fiscal 2005.
Operating income for the three and six months ended 31 March 2006 included a net gain of $19.9 and $27.2, respectively, related to insurance recoveries net of property damage and other expenses incurred. During the three and six months ended 31 March 2006, the Company collected insurance proceeds of $10.8 and $35.8, respectively. The Company estimated the impact of business interruption at $(5.2) and $(31.2) for the three and six months ended 31 March 2006, respectively.
The table below summarizes the estimated impact of the Hurricanes for the three and six months ended 31 March 2006:

	Three Months Ended	Six Months Ended
	31 March 2006	31 March 2006

Insurance Recoveries Recognized	$24.0	$36.2
Property Damage/Other Expenses	(4.1)	(9.0)

	$19.9	$27.2
Estimated Business Interruption	(5.2)	(31.2)

Total Estimated Impact	$14.7	$(4.0)

The Company closed-out its insurance claim related to the Hurricanes by the end of fiscal 2006. In the first quarter of 2007, the Company collected $19.1 of insurance proceeds. Operating income for the three and six months ended 31 March 2007 was not impacted except for higher depreciation expense of $1.4 and $2.8, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2006 annual report on Form 10-K. An analysis of results for the second quarter and first six months of 2007, including an update to the Company’s 2007 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
SECOND QUARTER 2007 VS. SECOND QUARTER 2006
SECOND QUARTER 2007 IN SUMMARY
•	Sales of $2,473 were up 11% from the prior year, primarily due to strong volume growth in Merchant Gases, Tonnage Gases, and Electronics and Performance Materials.

•	Operating income of $325 increased 15% also due to strong volume growth.

•	Net income of $228 increased 12% and diluted earnings per share of $1.02 increased 15%. A summary table of changes in earnings per share is presented below.

•	The Company purchased 1.6 million of its outstanding shares at a cost of $122 under the $1,500 share repurchase program announced in the second quarter of 2006.

•	The Company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o.o. for 370 million Euros. The acquisition received regulatory approval in April 2007.

•	The Company issued Euro 300 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which will be used to fund a portion of the BOC Gazy Sp z o.o. acquisition.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2007 Outlook provided on pages 32-33.

Changes in Diluted Earnings per Share

	Three Months Ended		Increase
	31 March		(Decrease)
	2007	2006

Diluted Earnings per Share	$1.02	$.89	$.13

Operating Income (after-tax)
Underlying business
Volume			.22
Price/raw materials/mix			—
Costs			(.07)
Acquisitions			.01
Divestitures			(.01)
Currency			.03
Prior year gain on sale of a chemical facility			(.19)
Prior year impairment of loans receivable			.19
Prior year impact of Hurricanes (A)			(.04)

Operating Income			.14

Other (after-tax)
Equity affiliates’ income			.03
Interest expense			(.04)
Minority interest			.01
Discontinued operations			(.03)
Average shares outstanding			.02

Other			(.01)

Total Change in Diluted Earnings per Share			$.13

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended
	31 March
	2007	2006	% Change

Sales	$2,473.3	$2,229.5	11%
Cost of sales	1,824.4	1,667.7	9%
Selling and administrative	293.1	271.8	8%
Research and development	35.1	37.5	(6%)
(Gain) on sale of a chemical facility	—	(70.4)	—
Impairment of loans receivable	—	65.8	—
Other (income) expense, net	(4.0)	(25.5)	(84%)
Operating Income	324.7	282.6	15%
Equity affiliates’ income	32.4	24.3	33%
Interest expense	37.8	25.3	49%
Effective tax rate	27.0%	27.6%	—
Income from continuing operations	227.6	196.5	16%
Income from discontinued operations	—	7.5	—
Net Income	227.6	204.0	12%
Basic Earnings per Share	$1.05	$.92	14%
Diluted Earnings per Share	$1.02	$.89	15%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	10%
Price/mix	—
Acquisitions	1%
Divestitures	(1%)
Currency	3%
Natural gas/raw material cost pass-through	(2%)

Total Consolidated Change	11%

Sales of $2,473.3 increased 11%, or $243.8. Underlying base business growth accounted for 10% of the increase. Sales increased 10% from higher volumes across most segments, as discussed in the Segment Analysis which follows. Sales were flat from price impacts as improved pricing in the Merchant Gases segment was offset by lower pricing in Electronics and Performance Materials. The acquisition of Tomah3 Products increased sales by 1%. Sales decreased 1% from the divestiture of the Company’s dinitrotoluene (DNT) production facility in Geismar, Louisiana, in 2006. Sales improved 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas/raw material contractual cost pass-through to customers decreased sales by 2% mainly due to lower natural gas prices.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$283
Underlying business
Volume	69
Price/raw materials/mix	(1)
Costs	(17)
Acquisitions	4
Divestitures	(4)
Currency	10
Prior year gain on sale of a chemical facility	(70)
Prior year impairment of loans receivable	66
Prior year impact of Hurricanes (A)	(15)

Operating Income	$325

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
Operating income of $324.7 increased 15%, or $42.1.
•	Operating income increased $69 from volume growth across most segments, as discussed in the Segment Analysis which follows.

•	Operating income decreased $17 from higher costs due to increased maintenance turnarounds in Tonnage Gases, costs to support growth, and inflation, partially offset by productivity benefits.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against the Euro and Pound Sterling, increased operating income by $10.

•	Operating income decreased $70 due to the prior year gain on the sale of the Company’s DNT production facility in Geismar, Louisiana.

•	Operating income increased $66 due to the prior year impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT.

•	Operating income decreased $15 from the impacts of Hurricanes Katrina and Rita, primarily from insurance recoveries exceeding estimated business interruption in the prior year.
Equity Affiliates’ Income
Income from equity affiliates of $32.4 increased $8.1, or 33%, primarily due to higher income from affiliates in the Merchant Gases, Equipment and Energy, and Chemicals segments.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Currency	3%
Other costs	5%

Total S&A Change	8%

S&A expense of $293.1 increased 8%, or $21.3. S&A as a percent of sales declined to 11.9% from 12.2% in 2006. Currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased S&A by 3%. Underlying costs increased S&A by 5%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D decreased 6%, or $2.4, as a result of the Company’s organization simplification efforts. R&D decreased as a percent of sales to 1.4% from 1.7% in 2006.
Gain on Sale of a Chemical Facility
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation for $155.0. The Company wrote-off the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction.
Impairment of Loans Receivable
The Company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) in the second quarter of 2006 for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the Company’s Polyurethane Intermediates (PUI) business. See Note 11 to the consolidated financial statements for further information.
Other (Income) Expense, Net
Other income of $4.0 decreased $21.5. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2006 included a gain of $19.9 related to insurance recoveries, net of property damage and other expenses incurred due to Hurricanes Katrina and Rita. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 March
	2007	2006

Interest incurred	$40.7	$29.8
Less: interest capitalized	2.9	4.5

Interest expense	$37.8	$25.3

Interest incurred increased $10.9. The increase resulted from a higher average debt balance excluding currency effects, higher average interest rates, and the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest decreased by $1.6 due to lower levels of construction in progress for plant and equipment built by the Company.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.0% and 27.6% in the second quarter of 2007 and 2006, respectively. The effective tax rate was higher in 2006 from the impact of the sale of the Geismar, Louisiana, DNT production facility and the impairment of loans receivable.
Discontinued Operations
On 29 September 2006, the Company completed the sale of its Amines business to Taminco N.V., a producer of methylamines based in Belgium. As a result of the sale, the operating results of the Amines business have been classified as discontinued operations in the Company’s consolidated financial statements for 2006. The discontinued operations generated sales of $87.7 and income, net of tax, of $7.5 in the second quarter of 2006.
Net Income
Net income was $227.6 compared to $204.0 in 2006. Diluted earnings per share was $1.02 compared to $.89 in 2006. A summary table of changes in earnings per share is presented on page 17.
Segment Analysis
Merchant Gases

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$784.5	$669.2	17%
Operating income	141.2	115.1	23%
Equity affiliates’ income	23.3	21.1	10%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	10%
Price/mix	2%
Currency	5%

Total Merchant Gases Change	17%

Sales of $784.5 increased 17%, or $115.3. Underlying base business growth improved sales by 12%. Sales increased 10% from stronger volumes and small plant sales, reflecting the Company’s continued success in utilizing applications technology.
•	Liquid bulk volumes in North America increased 6%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes increased 4% from higher demand across most end markets. Liquid hydrogen increased from new growth and volume recovery and the negative impact of supply disruption on prior year results.

•	Liquid bulk volumes in Europe increased 3% due to higher demand across most end markets.

•	Packaged gas volumes in Europe increased 4% due to higher demand for industrial cylinders and new offerings in the business.

•	LOX/LIN volumes in Asia were up 14% due to solid demand growth, primarily in China, and new plants brought on-stream.

Pricing increased sales by 2%. Prices for LOX/LIN improved 3% in North America and 2% in Europe from pricing actions to recover higher power and distribution costs. Prices for liquid hydrogen decreased as the prior year included the surcharge pricing impacts of Hurricane Katrina. In Asia, pricing declined 1% versus the prior year due to customer mix.
Sales increased 5% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling.
Merchant Gases Operating Income
Operating income of $141.2 increased 23%, or $26.1. Favorable operating income variances resulted from higher volumes of $25, improved pricing and customer mix of $8, and currency effects of $6. Operating income decreased $6 for the prior year impacts of Hurricanes Katrina and Rita as insurance recoveries, net of property damage, exceeded estimated business interruption. Operating income declined $5 from higher costs to support growth and due to inflation, partially offset by productivity improvements.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $23.3 increased $2.2, due to higher income from the Asian affiliates.
Tonnage Gases

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$606.5	$531.1	14%
Operating income	81.0	78.2	4%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	18%
Currency	2%
Natural gas/raw material cost pass-through	(6%)

Total Tonnage Gases Change	14%

Sales of $606.5 increased 14%, or $75.4. Underlying base business volume growth increased sales by 18%. Volumes were higher due to the start-up of new hydrogen plants in 2006 supporting the refinery industry and improved plant loadings.
Sales increased 2% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas cost contractually passed-through to customers decreased sales by 6%.
Tonnage Gases Operating Income

Operating income of $81.0 increased 4%, or $2.8. Operating income increased by $19 from higher volumes. Costs increased by $13, primarily due to increased planned periodic maintenance costs. Operating income decreased $8 for the prior year impacts of Hurricanes Katrina and Rita as insurance recoveries, net of property damage, exceeded estimated business interruption.

Electronics and Performance Materials

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$550.9	$469.7	17%
Operating income	57.7	46.8	23%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	14%
Price/mix	(2%)
Acquisitions	4%
Currency	1%

Total Electronics and Performance Materials Change	17%

Sales of $550.9 increased 17%, or $81.2. Underlying base business growth increased sales by 12%. Higher equipment sales in Electronics and volume growth in Performance Materials in Europe and Asia improved sales by 14%. Pricing decreased sales by 2%, as electronic specialty materials continued to experience pricing pressure. Sales increased 4% from the acquisition of Tomah3 Products. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 1%.
Electronics and Performance Materials Operating Income
Operating income of $57.7 increased 23%, or $10.9. Operating income increased $19 from higher volumes and $4 from the acquisition of Tomah3 Products. Operating income declined by $13 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing.
Equipment and Energy

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$131.8	$174.8	(25%)
Operating income	16.4	20.0	(18%)

Equipment and Energy Sales and Operating Income
Sales of $131.8 decreased by $43.0, primarily as a result of lower large air separation unit activity. Operating income of $16.4 decreased by $3.6, primarily from higher energy development spending.
The sales backlog for the Equipment business at 31 March 2007 was $349, compared to $446 at 30 September 2006.
Healthcare

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$157.1	$136.3	15%
Operating income	7.0	(1.8)	—

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	10%
Currency	5%

Total Healthcare Change	15%

Sales of $157.1 increased 15%, or $20.8. Sales increased 10% due to higher volumes, primarily from the U.K. respiratory contract awarded in the prior year. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling, increased sales by 5%.
Healthcare Operating Income
Operating income of $7.0 increased by $8.8 from higher volumes in Europe, particularly Spain and the U.K., and the absence of start-up costs associated with the U.K. respiratory contract in the prior year, partially offset by lower volumes in the U.S.
Chemicals

	Three Months
	Ended 31 March
	2007	2006	% Change

Sales	$242.5	$248.4	(2%)
Operating income	23.3	25.3	(8%)

Chemicals Sales and Operating Income
Sales and operating income decreased primarily from the divestiture of the DNT production facility in Geismar, Louisiana, at the end of the second quarter in 2006.
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation which resulted in a net gain of $70 that is included in operating income. In the second quarter of 2006, the Company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the Company’s PUI business. See Note 11 to the consolidated financial statements for additional information on these items.
Other

	Three Months
	Ended 31 March
	2007	2006

Operating loss	($1.9)	($1.0)

Other operating loss includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. The loss in 2006 includes certain costs previously allocated to the Amines business. Corporate research and development costs are fully allocated to the business segments.
The operating loss of $1.9 increased by $.9. No individual items were material in comparison to the prior year.

FIRST SIX MONTHS 2007 VS. FIRST SIX MONTHS 2006
FIRST SIX MONTHS 2007 IN SUMMARY
•	Sales of $4,906 were up 16% from the prior year, due to strong volume growth and higher equipment sales.

•	Operating income of $657 increased 23% from strong volume growth and improved cost performance.

•	Net income of $458 increased 19% and diluted earnings per share of $2.05 increased 21%. A summary table of changes in earnings per share is presented below.

•	The Company purchased 3.5 million of its outstanding shares at a cost of $247 under the $1,500 share repurchase program announced in the second quarter of 2006.

•	The Company announced it had reached a definitive agreement with The Linde Group to acquire the industrial gas business of BOC Gazy Sp z o.o. for 370 million Euros. The acquisition received regulatory approval in April 2007.

•	The Company issued Euro 300 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which will be used to fund a portion of the BOC Gazy Sp z o.o. acquisition.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2007 Outlook provided on pages 32-33.

Changes in Diluted Earnings per Share

	Six Months Ended
	31 March		Increase
	2007	2006	(Decrease)

Diluted Earnings per Share	$2.05	$1.69	$.36

Operating Income (after-tax)
Underlying business
Volume			.50
Price/raw materials/mix			.04
Costs			(.21)
Acquisitions			.02
Divestitures			(.02)
Currency			.07
Prior year gain on sale of a chemical facility			(.19)
Prior year impairment of loans receivable			.19
Prior year European land sale			(.03)
Prior year impact of Hurricanes (A)			.02

Operating Income			.39

Other (after-tax)
Equity affiliates’ income			.04
Interest expense			(.08)
Discontinued operations			(.03)
Average shares outstanding			.04

Other			(.03)

Total Change in Diluted Earnings per Share			$.36

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
RESULTS OF OPERATIONS
Consolidated Results

	Six Months Ended
	31 March
	2007	2006	% Change

Sales	$4,905.8	$4,245.3	16%
Cost of sales	3,612.9	3,159.4	14%
Selling and administrative	577.5	522.7	10%
Research and development	69.9	75.1	(7%)
(Gain) on sale of a chemical facility	—	(70.4)	—
Impairment of loans receivable	—	65.8	—
Other (income) expense, net	(11.5)	(43.4)	(74%)
Operating Income	657.0	536.1	23%
Equity affiliates’ income	62.5	52.1	20%
Interest expense	76.9	51.6	49%
Effective tax rate	27.0%	27.3%	—
Income from continuing operations	457.9	378.3	21%
Income from discontinued operations	—	6.4	—
Net Income	457.9	384.7	19%
Basic Earnings per Share	$2.11	$1.73	22%
Diluted Earnings per Share	$2.05	$1.69	21%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	15%
Price/mix	—
Acquisitions	1%
Currency	3%
Natural gas/raw material cost pass-through	(3%)

Total Consolidated Change	16%

Sales of $4,905.8 increased 16%, or $660.5. Underlying base business growth accounted for 15% of the increase. Sales increased 15% from higher volumes, across all segments as discussed in the Segment Analysis which follows. Pricing was flat, as improved pricing in the Merchant Gases segment was offset by lower pricing in Electronics and Performance Materials. The acquisition of Tomah3 Products increased sales by 1%. Sales improved 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas/raw material contractual cost pass-through to customers decreased sales by 3% mainly due to lower natural gas prices.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$536
Underlying business
Volume	157
Price/raw materials/mix	13
Costs	(62)
Acquisitions	7
Divestitures	(7)
Currency	23
Prior year gain on sale of a chemical facility	(70)
Prior year impairment of loans receivable	66
Prior year European land sale	(10)
Hurricanes (A)	4

Operating Income	$657

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
Operating income of $657.0 increased 23%, or $120.9.
•	Operating income increased $157 from volume growth across all segments, as discussed in the Segment Analysis which follows.

•	Operating income improved $13 as higher pricing in Merchant Gases was offset by price declines in Electronics and Performance Materials and other segments benefited from favorable customer mix.

•	Operating income decreased $62 from higher costs to support growth and due to inflation.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against the Euro and Pound Sterling, increased operating income by $23.

•	Operating income decreased $70 due to the prior year gain on the sale of the Company’s DNT production facility in Geismar, Louisiana.

•	Operating income increased $66 due to the prior year impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT.

•	Operating income decreased $10 due to the prior year gain on sale of land in Europe.

Equity Affiliates’ Income
Income from equity affiliates of $62.5 increased $10.4, or 20%, due to higher income from affiliates in all segments.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Currency	3%
Acquisitions	1%
Other costs	6%

Total S&A Change	10%

S&A expense of $577.5 increased 10%, or $54.8. S&A as a percent of sales declined to 11.8% from 12.3% in 2006. Currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased S&A by 3%. S&A increased 1% from the acquisition of Tomah3 Products. Underlying costs increased S&A by 6%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D decreased 7%, or $5.2, as a result of the Company’s organization simplification efforts. R&D decreased as a percent of sales to 1.4% from 1.8% in 2006.
Gain on Sale of a Chemical Facility
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation for $155.0. The company wrote-off the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction.
Impairment of Loans Receivable
The Company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) in the second quarter of 2006 for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the Company’s Polyurethane Intermediates (PUI) business. See Note 11 to the consolidated financial statements for further information.
Other (Income) Expense, Net
Other income of $11.5 decreased $31.9. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2006 included a gain of $27.2 related to insurance recoveries, net of property damage and other expenses incurred due to Hurricanes Katrina and Rita and a gain of $9.5 related to the sale of land in Europe. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Six Months
	Ended 31 March
	2007	2006

Interest incurred	$81.8	$61.1
Less: interest capitalized	4.9	9.5

Interest expense	$76.9	$51.6

Interest incurred increased $20.7. The increase resulted from a higher average debt balance excluding currency effects, higher average interest rates, and the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest decreased by $4.6 due to lower levels of construction in progress for plant and equipment built by the Company.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest. The effective tax rate was 27.0% and 27.3% in 2007 and 2006, respectively. The effective tax rate was higher in 2006 from the impact of the sale of the Geismar, Louisiana, DNT production facility and the impairment of loans receivable.
Discontinued Operations
On 29 September 2006, the Company completed the sale of its Amines business to Taminco N.V., a producer of methylamines based in Belgium. As a result of the sale, the operating results of the Amines business have been classified as discontinued operations in the Company’s consolidated financial statements for 2006. The discontinued operations generated sales of $170.5 and income, net of tax, of $6.4 in 2006.
Net Income
Net income was $457.9 compared to $384.7 in 2006. Diluted earnings per share was $2.05 compared to $1.69 in 2006. A summary table of changes in earnings per share is presented on page 25.
Segment Analysis
Merchant Gases

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$1,524.5	$1,291.3	18%
Operating income	280.4	220.4	27%
Equity affiliates’ income	44.4	42.8	4%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	10%
Price/mix	3%
Currency	5%

Total Merchant Gases Change	18%

Sales of $1,524.5 increased 18%, or $233.2. Underlying base business growth improved sales by 13%. Sales increased 10% from stronger volumes, reflecting the Company’s continued success in utilizing applications technology.
•	Liquid bulk volumes in North America increased 8%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes increased 2% from higher demand across most end markets. Liquid hydrogen and liquid argon volumes increased as supply disruptions negatively impacted prior year results.

•	Liquid bulk volumes in Europe increased 4% due to higher demand across most end markets.

•	Packaged gas volumes in Europe increased 3% due to higher demand for industrial cylinders and new offerings in the business.

•	LOX/LIN volumes in Asia were up a strong 17% due to solid demand growth, primarily in China, and new plants brought on-stream.
Pricing increased sales by 3%. Prices for LOX/LIN improved 6% in North America and 4% in Europe from pricing actions to recover higher power and distribution costs. Prices for liquid hydrogen decreased as the prior year included the surcharge pricing impacts of Hurricane Katrina. In Asia, pricing was flat versus the prior year.

Sales increased 5% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling.
Merchant Gases Operating Income
Operating income of $280.4 increased 27%, or $60.0. Favorable operating income variances resulted from higher volumes of $48, improved pricing and customer mix of $26, and currency effects of $12. Operating income declined $21 from higher costs to support growth and inflation partially offset by productivity improvements. Operating income decreased $4 as the prior year included Hurricane insurance recoveries that exceeded estimated business interruption, asset write-offs, and other expenses.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $44.4 increased $1.6, as higher income from the Asian affiliates was partially offset by lower income from the European affiliates.
Tonnage Gases

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$1,211.0	$1,063.7	14%
Operating income	169.8	152.0	12%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	25%
Currency	2%
Natural gas/raw material cost pass-through	(13%)

Total Tonnage Gases Change	14%

Sales of $1,211.0 increased 14%, or $147.3. Underlying base business volume growth increased sales by 25%. Volumes were higher due to the start-up of new hydrogen plants in 2006 supporting the refinery industry. Prior year volumes were negatively impacted by the effects of Hurricane Katrina as one major pipeline customer had not returned to pre-hurricane operations.
Sales increased 2% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas cost contractually passed-through to customers decreased sales by 13%.
Tonnage Gases Operating Income
Operating income of $169.8 increased 12%, or $17.8. Operating income increased by $36 from higher volumes, $3 from Hurricane effects, and $3 from favorable currency effects. Costs increased by $29 due to higher maintenance and operating costs, costs to support growth, and inflation.
Electronics and Performance Materials

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$1,060.8	$886.5	20%
Operating income	108.6	85.3	27%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	17%
Price/mix	(2%)
Acquisitions	4%
Currency	1%

Total Electronics and Performance Materials Change	20%

Sales of $1,060.8 increased 20%, or $174.3. Underlying base business growth increased sales by 15%. Higher volumes across most Electronics product lines and from Performance Materials in Europe and Asia improved sales by 17%. Pricing decreased sales by 2%, as electronic specialty materials continued to experience pricing pressure. Sales increased 4% from the acquisition of Tomah3 Products. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 1%.
Electronics and Performance Materials Operating Income
Operating income of $108.6 increased 27%, or $23.3. Operating income increased $51 from higher volumes, $6 from the acquisition of Tomah3 Products, and $5 from favorable currency effects. Operating income declined by $26 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing, and $15 from inflation and higher costs to support growth.
Equipment and Energy

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$327.4	$268.6	22%
Operating income	43.2	34.5	25%

Equipment and Energy Sales and Operating Income
Sales of $327.4 increased by $58.8, primarily from higher natural gas liquefaction (LNG) and large air separation unit activity and a one-time energy related equipment sale. Operating income of $43.2 increased by $8.7, primarily from higher LNG heat exchanger activity, and the cancellation of an exchanger order due to a project termination by a customer, partially offset by higher spending in the Energy business.
The sales backlog for the Equipment business at 31 March 2007 was $349, compared to $446 at 30 September 2006.
Healthcare

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$312.9	$271.8	15%
Operating income	16.4	16.2	1%

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	10%
Acquisitions	1%
Currency	4%

Total Healthcare Change	15%

Sales of $312.9 increased 15%, or $41.1. Sales increased 10% due to higher volumes, primarily from the new respiratory contract in the U.K., partially offset by lower volumes in the U.S. The acquisition of a small healthcare business in Europe in 2006 improved sales by 1%. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 4%.
Healthcare Operating Income
Operating income of $16.4 increased 1%, as higher volumes in Europe were mostly offset by lower volumes in the U.S. and prior year results that included a gain on the sale of land in Europe.
Chemicals

	Six Months
	Ended 31 March
	2007	2006	% Change

Sales	$469.2	$463.4	1%
Operating income	42.2	34.2	23%

Chemicals Sales
Sales of $469.2 increased 1%, or $5.8. Sales increased primarily from higher volumes in both Polymer Emulsions and Polyurethane Intermediates (PUI) and favorable currency impacts as the U.S. dollar weakened against the Euro. Sales decreased from the divestiture of the DNT production facility in Geismar, Louisiana, in the second quarter of 2006.
Chemicals Operating Income
Operating income of $42.2 increased $8.0. Operating income in 2007 increased primarily from higher volumes, partially offset by the divestiture and an environmental charge.
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation which resulted in a net gain of $70 that is included in operating income. In the second quarter of 2006, the Company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the Company’s PUI business. See Note 11 to the consolidated financial statements for additional information on these items.
Other

	Six Months
	Ended 31 March
	2007	2006

Operating loss	($3.6)	($6.5)

Other operating loss includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. The loss in 2006 includes certain costs previously allocated to the Amines business. Corporate research and development costs are fully allocated to the business segments.
The operating loss of $3.6 decreased by $2.9. No individual items were material in comparison to the prior year.

2007 OUTLOOK
The Company’s priority is to improve return on capital by loading existing assets, driving productivity, and maintaining capital discipline by focusing capital investment in its growth businesses. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first six months of 2007 improved 3.0% from the prior year. The Company still anticipates domestic manufacturing growth between 2% and 3%. The Company’s forecast for global manufacturing growth during fiscal 2007 remains largely unchanged.
Segments
•	Third quarter results in Merchant Gases are expected to be higher than the second quarter from continued volume growth. Overall results for 2007 should benefit from operating leverage on existing assets, increased productivity, improved pricing, and new investments.

•	Tonnage Gases should continue to benefit from the new hydrogen facilities brought on-stream in 2006. Additionally, results for the third quarter should improve over the second quarter due to fewer maintenance turnarounds benefiting both volumes and operating costs.

•	Third quarter results in Electronics and Performance Materials should improve compared to the second quarter from higher fabrication utilization rates in Electronics and seasonally higher volumes in Performance Materials.

•	Equipment and Energy results were lower in the second quarter as the Company continued to work through its equipment backlog and increased spending on energy project opportunities. Overall segment results should be lower for the remainder of 2007 as the LNG backlog continues to decline and from higher energy development spending.

•	The Company’s efforts to restructure its Chemicals businesses continue. The Polymer Emulsions business is being marketed for sale and to this end the Company is in discussions with potential buyers and Wacker Chemie, its partner in the business. This sale has not progressed as quickly as the Company had anticipated due to the complexity the partnership introduces to the divestiture efforts. In the Company’s Polyurethane Intermediates business, the Company is also in discussions with its customers and other parties to maximize the value from this business. The Company is hopeful that it will be able to conclude these efforts in calendar year 2007.
Global Cost Reduction Plan
In the fourth quarter of 2006, the Company announced a global cost reduction plan. Based on actions taken in the first six months of 2007, the Company does not expect a material change to the original estimated cost savings of $23 for 2007 and $39 annually for 2008 and beyond.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be approximately $1,000 for 2007. The acquisition of the industrial gas business from The Linde Group should be completed during the third quarter for approximately $500. The Company intends to continue to evaluate acquisition opportunities and investments in affiliated entities.

Asset Management
The Company evaluates the best utilization of its asset base on an ongoing basis. Results in the second half of 2007 could benefit from certain asset management actions taken by the Company.
Income Taxes Resolution
The Company is in the process of resolving prior year audits with the Internal Revenue Service. The timing and amount of the resolution is uncertain at this point. Results in the second half of 2007 could be favorably impacted by the resolution of the audits.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on pages 6-7.
Operating Activities from Continuing Operations
For the first six months, net cash provided by operating activities decreased $165.0, or 30%, as compared to 2006. This decline was primarily due to changes in working capital partially offset by higher earnings. Prepaid expenses increased $164.6 as a result of prepayment of U.S. federal income taxes in 2007. Cash used for payables and accrued liabilities increased by $93.5, due mainly to higher pension contributions in 2007 and a reduction in customer advances in 2007. Customer advances declined due to increases in percentage completion on projects. In the prior year there was a significant increase in accrued income taxes which favorably impacted cash provided by operating activities. This increase was due to the sale of a chemical facility, higher book versus tax depreciation, and the timing of payments. These working capital changes were partially offset by higher earnings of $79.6, additional depreciation and amortization expense of $34.6, and an increase in deferred income taxes of $20.7.
Investing Activities from Continuing Operations
Cash used for investing activities decreased $232.3, or 32%. Capital expenditures totaled $517.1 for the six months ended 31 March 2007, compared to $944.0. Additions to plant and equipment totaled $494.8 for the six months ended 31 March 2007, compared to $807.6. This decrease is primarily related to the $297.2 repurchase of cryogenic vessel equipment in 2006. Acquisitions totaled $20.0 for the six months ended 31 March 2007, compared to $127.0. Acquisitions in 2006 principally included Tomah3 Products. Proceeds from the sale of assets and investments decreased $176.3 principally due to the sale of the Geismar, Louisiana, DNT production facility in 2006. Additionally, insurance proceeds received for Hurricane Katrina property damage were lower by $20.9 in 2007.

Capital expenditures for continuing operations are detailed in the following table:

	Six Months Ended
	31 March
	2007	2006

Additions to plant and equipment	$494.8	$510.4
Purchase cryogenic vessel equipment	—	297.2
Acquisitions, less cash acquired	20.0	127.0
Investment in and advances to unconsolidated affiliates	1.5	8.3
Capital leases	.8	1.1

Total Capital Expenditures	$517.1	$944.0

Financing Activities from Continuing Operations
Cash provided by financing activities decreased $81.2. This decrease is primarily attributable to the 2007 use of cash of $255.2 for the purchase of Treasury Stock, partially offset by a net increase in Company borrowings (short- and long-term proceeds net of repayments) of $122.8 and higher proceeds from stock option exercises of $43.1.
Total debt at 31 March 2007 and 30 September 2006, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 37.8% and 35.8%, respectively. Total debt increased from $2,849.8 at 30 September 2006 to $3,313.9 at 31 March 2007. This increase was due primarily to long- and short-term debt proceeds exceeding repayments by $379.7 and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 31 March 2007. No borrowings were outstanding under these commitments. Additional commitments totaling $219.2 are maintained by the Company’s foreign subsidiaries, of which $141.9 was utilized at 31 March 2007.
The estimated fair value of the Company’s long-term debt, including current portion, as of 31 March 2007 was $2,982.5 compared to a book value of $2,923.2.
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The Company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The Company expects to complete an additional $500 of the program during fiscal year 2007 and during the six months ended 31 March 2007 purchased 3.5 million of its outstanding shares at a cost of $247.4.
On 8 January 2007, the Company announced it had reached a definitive agreement with The Linde Group to acquire the Polish industrial gas business of BOC Gazy Sp z o.o. for 370 million Euros. The transaction has received regulatory approval and is subject to customary closing conditions. The Company expects to finance the acquisition using a combination of operating cash flows and new debt. On 12 March 2007, the Company issued Euro 300.0 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which will be used to fund a portion of this acquisition.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. Other than the 4.625% Eurobonds discussed above, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2006 annual report on Form 10-K.
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
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $269 and $216 in the net liability position of financial instruments at 31 March 2007 and 30 September 2006, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $270 and $215 in the net liability position of financial instruments at 31 March 2007 and 30 September 2006, respectively.
The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $101 and $71 in the net liability position of financial instruments at 31 March 2007 and 30 September 2006, respectively. A 100 basis point decrease in market interest rates would result in an increase of $110 and $71 in the net liability position of financial instruments at 31 March 2007 and 30 September 2006, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2006.
The net financial instrument position of the Company increased from a liability of $2,533.0 at 30 September 2006 to a liability of $3,008.8 at 31 March 2007 primarily due to the issuance of new long-term debt and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 35 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 March 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth above under Note 10 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or		Purchased as Part of	Units) that May Yet Be
	Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs(1) (2)
1/1/07 — 1/31/07	559,786	$71.44	559,786	$838,272,803.69
2/1/07 — 2/28/07	498,900	$76.05	498,900	$800,331,782.30
3/1/07 — 3/31/07	591,100	$74.17	591,100	$756,490,249.95
Total	1,649,786	$73.81	1,649,786	$756,490,249.95

(1)	On 22 March 2006, the company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the company’s Board of Directors on 16 March 2006. The program does not have a stated expiration date.

(2)	For the quarter ending 31 March 2007, the company expended $121.8 million in cash for the repurchase of shares which was composed of $115.8 million for shares repurchased during the quarter and $6.0 million for shares repurchased in December 2006 and settling in January 2007. $6.0 million was reported as an accrued liability on the balance sheet for share repurchases executed in March 2007 and settling in April 2007.
Item 4. Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders of the Registrant was held on 25 January 2007.

b.	The following directors were elected at the meeting: William L. Davis, III, W. Douglas Ford, Evert Henkes and Margaret G. McGlynn. Directors whose term of office continued after the meeting include: Michael J. Donahue, Ursula O. Fairbairn, John P. Jones III, Lawrence S. Smith, Mario L. Baeza, Edward E. Hagenlocker and Charles H. Noski.

c.	The following matters were voted on at the Annual Meeting:

1.	Election of Directors

	NUMBER OF VOTES CAST
NAME OF DIRECTOR	FOR	AGAINST OR WITHHELD
William L. Davis, III	188,702,365	2,870,778
W. Douglas Ford	188,517,687	3,055,456
Evert Henkes	188,386,334	3,186,809
Margaret G. McGlynn	125,386,841	66,186,302

2.	Ratification of the appointment of KPMG LLP of Philadelphia, Pennsylvania, as independent auditor for the registrant for the fiscal year ending 30 September 2007

NUMBER OF VOTES CAST
	AGAINST
	OR
FOR	WITHHELD	ABSTENTIONS
188,083,463	1,654,450	1,835,230
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)

Date: 27 April 2007	By:	/s/Paul E. Huck
Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.