Form 10-Q
period 2007-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2007-07-27
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2007
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 20 July 2007

Common Stock, $1 par value	216,098,027

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2007 Outlook included on page 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed in the Company’s latest annual report on Form 10-K and under Forward-Looking Statements on page 36.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	30 June 2007	30 September 2006
ASSETS

CURRENT ASSETS
Cash and cash items	$31.7	$35.2
Trade receivables, less allowances for doubtful accounts	1,735.2	1,564.7
Inventories	541.1	509.5
Contracts in progress, less progress billings	218.6	191.6
Prepaid expenses	139.4	55.1
Other receivables and current assets	348.9	256.5

TOTAL CURRENT ASSETS	3,014.9	2,612.6

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	817.9	728.3
PLANT AND EQUIPMENT, at cost	14,711.6	13,590.3
Less accumulated depreciation	8,085.2	7,428.3

PLANT AND EQUIPMENT, net	6,626.4	6,162.0

GOODWILL	1,158.3	989.1
INTANGIBLE ASSETS, net	266.1	113.0
OTHER NONCURRENT ASSETS	685.2	575.7

TOTAL ASSETS	$12,568.8	$11,180.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,535.7	$1,655.1
Accrued income taxes	158.2	98.7
Short-term borrowings	810.8	417.5
Current portion of long-term debt	218.8	152.1

TOTAL CURRENT LIABILITIES	2,723.5	2,323.4

LONG-TERM DEBT	2,749.3	2,280.2
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	697.4	642.0
DEFERRED INCOME TAXES	766.3	833.1

TOTAL LIABILITIES	6,936.5	6,078.7

MINORITY INTEREST IN SUBSIDIARY COMPANIES	176.0	178.0
COMMITMENTS AND CONTINGENCIES — See Note 12
SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2007 and 2006 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	733.6	682.5
Retained earnings	6,247.6	5,743.5
Accumulated other comprehensive income (loss)	(62.4)	(221.7)
Treasury stock, at cost (2007 — 33,382,257 shares; 2006 — 32,205,012 shares)	(1,711.9)	(1,529.7)

TOTAL SHAREHOLDERS’ EQUITY	5,456.3	4,924.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,568.8	$11,180.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Nine Months Ended
	30 June		30 June
	2007	2006	2007	2006

SALES	$2,595.0	$2,245.7	$7,500.8	$6,491.0
COSTS AND EXPENSES
Cost of sales	1,903.6	1,643.5	5,516.5	4,802.9
Selling and administrative	304.7	280.0	882.2	802.7
Research and development	35.7	39.1	105.6	114.2
Gain on sale of a chemical facility	—	—	—	(70.4)
Impairment of loans receivable	—	—	—	65.8
Other (income) expense, net	(13.6)	(8.8)	(25.1)	(52.2)

OPERATING INCOME	364.6	291.9	1,021.6	828.0
Equity affiliates’ income	35.5	25.9	98.0	78.0
Interest expense	44.2	29.4	121.1	81.0

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	355.9	288.4	998.5	825.0
Income tax provision	62.7	75.5	232.1	217.5
Minority interest in earnings of subsidiary companies	8.3	6.4	23.6	22.7

INCOME FROM CONTINUING OPERATIONS	284.9	206.5	742.8	584.8
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	3.8	—	10.2

NET INCOME	$284.9	$210.3	$742.8	$595.0

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.32	$.92	$3.43	$2.62
Income from discontinued operations	—	.02	—	.05

Net Income	$1.32	$.94	$3.43	$2.67

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.28	$.90	$3.33	$2.56
Income from discontinued operations	—	.02	—	.05

Net Income	$1.28	$.92	$3.33	$2.61

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	216.1	223.0	216.4	222.6

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	223.1	229.2	223.3	228.3

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.38	$.34	$1.10	$1.00

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	30 June
	2007	2006

NET INCOME	$284.9	$210.3

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain (loss) on investments, net of income tax (benefit) of $(3.6) and $.9	(6.5)	1.6
Net unrecognized gain (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $.8 and $(1.4)	1.4	(2.1)
Foreign currency translation adjustments, net of income tax (benefit) of $(3.1) and $(29.2)	45.4	55.6

TOTAL OTHER COMPREHENSIVE INCOME	40.3	55.1

COMPREHENSIVE INCOME	$325.2	$265.4

(Millions of dollars)
	Nine Months Ended
	30 June
	2007	2006

NET INCOME	$742.8	$595.0

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain on investments, net of income tax of $4.5 and $2.1	7.4	3.8
Net unrecognized gain (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $2.1 and $(.4)	4.7	(1.0)
Foreign currency translation adjustments, net of income tax (benefit) of $(31.6) and $(28.6)	147.2	134.1

TOTAL OTHER COMPREHENSIVE INCOME	159.3	136.9

COMPREHENSIVE INCOME	$902.1	$731.9

Amounts reclassified from other comprehensive income into earnings in 2007 and 2006 were not material.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)

	Nine Months Ended
	30 June
	2007	2006

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$742.8	$595.0
Income from discontinued operations, net of tax	—	(10.2)

Income from Continuing Operations	742.8	584.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	615.1	562.7
Deferred income taxes	(3.9)	(16.2)
Undistributed earnings of unconsolidated affiliates	(61.1)	(48.6)
Gain on sale of assets and investments	(5.6)	(9.5)
Gain on a sale of a chemical facility	—	(70.4)
Impairment of loans receivable	—	65.8
Share-based compensation	49.2	54.2
Noncurrent capital lease receivables	(46.4)	(85.6)
Other	47.1	54.9
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(111.7)	(30.1)
Inventories	(11.4)	(72.7)
Contracts in progress	(29.3)	(45.8)
Prepaid expenses	(82.9)	(31.5)
Payables and accrued liabilities	(256.3)	(78.3)
Other	(39.1)	38.5

CASH PROVIDED BY OPERATING ACTIVITIES (a)	806.5	872.2

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS Additions to plant and equipment (b)	(743.8)	(1,043.5)
Acquisitions, less cash acquired	(526.8)	(127.0)
Investment in and advances to unconsolidated affiliates	(.4)	(18.1)
Proceeds from sale of assets and investments	45.2	200.8
Proceeds from insurance settlements	14.9	49.0
Other	(4.7)	(2.7)

CASH USED FOR INVESTING ACTIVITIES	(1,215.6)	(941.5)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS Long-term debt proceeds	503.3	289.7
Payments on long-term debt	(67.1)	(150.0)
Net increase in commercial paper and short-term borrowings	397.8	215.8
Dividends paid to shareholders	(229.9)	(218.2)
Purchase of Treasury Stock	(380.9)	(193.1)
Proceeds from stock option exercises	145.4	89.9
Excess tax benefit from share-based compensation/other	34.7	14.6

CASH PROVIDED BY FINANCING ACTIVITIES	403.3	48.7

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

(Millions of dollars)

	Nine Months Ended
	30 June
	2007	2006

DISCONTINUED OPERATIONS
Cash provided by operating activities	—	27.0
Cash used for investing activities	—	(4.7)
Cash used for financing activities	—	—

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	22.3

Effect of Exchange Rate Changes on Cash	2.3	3.0

(Decrease) increase in Cash and Cash Items	(3.5)	4.7
Cash and Cash Items — Beginning of Year	35.2	55.8

Cash and Cash Items — End of Period	$31.7	$60.5

(a)	Pension plan contributions in 2007 and 2006 were $273.3 and $119.9, respectively.

(b)	Excludes capital lease additions of $1.3 and $1.3 in 2007 and 2006, respectively. Includes $297.2 for the repurchase of cryogenic vessel equipment in 2006.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2007	2006	2007	2006

Revenues from external customers
Merchant Gases	$817.1	$699.5	$2,341.6	$1,990.8
Tonnage Gases	695.2	546.8	1,906.2	1,610.5
Electronics and Performance Materials	551.6	490.0	1,612.4	1,376.5
Equipment and Energy	134.3	138.3	461.7	406.9
Healthcare	158.6	149.1	471.5	420.9
Chemicals	238.2	222.0	707.4	685.4

Segment and Consolidated Totals	$2,595.0	$2,245.7	$7,500.8	$6,491.0

Operating income
Merchant Gases	$147.4	$121.3	$427.8	$341.7
Tonnage Gases	110.6	85.3	280.4	237.3
Electronics and Performance Materials	62.8	48.9	171.4	134.2
Equipment and Energy	15.8	14.8	59.0	49.3
Healthcare	8.5	8.7	24.9	24.9
Chemicals	21.0	15.0	63.2	49.2

Segment Totals	366.1	294.0	1,026.7	836.6
Other	(1.5)	(2.1)	(5.1)	(8.6)

Consolidated Totals	$364.6	$291.9	$1,021.6	$828.0

Equity affiliates’ income
Merchant Gases	$26.5	$18.0	$70.9	$60.8
Chemicals	5.9	6.0	13.6	10.8
Other Segments	3.1	1.9	13.5	6.4

Segment and Consolidated Totals	$35.5	$25.9	$98.0	$78.0

(Millions of dollars)

	30 June	30 September
	2007	2006

Identifiable assets (a)
Merchant Gases	$3,943.8	$3,283.2
Tonnage Gases	3,017.6	2,803.0
Electronics and Performance Materials	2,465.7	2,334.5
Equipment and Energy	299.0	304.4
Healthcare	914.3	856.5
Chemicals	541.7	579.8

Segment Totals	11,182.1	10,161.4
Other	568.8	291.0

Consolidated Totals	$11,750.9	$10,452.4

(a)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2007	2006	2007	2006

Revenues from external customers
United States	$1,336.5	$1,246.4	$3,915.4	$3,698.2
Canada	49.3	32.6	139.5	69.6

Total North America	1,385.8	1,279.0	4,054.9	3,767.8

Europe	786.4	648.6	2,239.5	1,817.0
Asia	381.1	287.0	1,087.3	817.1
Latin America	41.7	31.1	119.1	89.1

Total	$2,595.0	$2,245.7	$7,500.8	$6,491.0

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2006 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2007.
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
Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after 15 December 2006. The Company is currently evaluating the effect this Interpretation will have on its consolidated financial statements.

3. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the 2006 global cost reduction plan for the nine months ended 30 June 2007:

	Severance and Other	Asset
	Benefits	Impairments	Total

Total 2006 Plan Charge	$60.6	$11.5	$72.1
Noncash Expenses	(13.0)	(11.5)	(24.5)
Cash Expenditures	(1.1)	—	(1.1)

Accrual Balance at 30 September 2006	46.5	—	46.5
Cash Expenditures	(31.5)	—	(31.5)

Accrual Balance at 30 June 2007	$15.0	$—	$15.0

4. ACQUISITION
On 30 April 2007, the Company acquired 98.1% of the Polish industrial gas business of BOC Gazy Sp z o.o from The Linde Group for 370 million Euros or $506.8. The results of operations for BOC Gazy were included in the Company’s consolidated income statement after the acquisition date. A preliminary purchase price allocation has been made and will be finalized when information needed to affirm underlying estimates is obtained. The preliminary estimated values as of the acquisition date for plant and equipment amounted to $193.2, identified intangibles amounted to $158.8, and goodwill amounted to $140.7. With this acquisition, the Company has obtained a significant market position in Central Europe’s industrial gases market. The BOC Gazy business had fiscal year 2006 sales of approximately 126 million Euros. The business has approximately 750 employees, five major industrial gas plants, and six cylinder transfills serving customers across a diverse range of industries, including chemicals, steel and base metals, among others.
5. DISCONTINUED OPERATIONS
In March 2006, the Company announced it was exploring the sale of its Amines and Polymers businesses as part of the Company’s ongoing portfolio management activities. The Company sold its Amines business to Taminco N.V. on 29 September 2006. Accordingly, the Amines business has been accounted for as discontinued operations and the consolidated financial statements for prior periods have been adjusted to reflect this presentation.
6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2007 are as follows:

		Acquisitions	Currency
	30 September	and	Translation	30 June
	2006	Adjustments	and Other	2007

Merchant Gases	$265.2	$139.6	$14.3	$419.1
Tonnage Gases	10.3	1.1	.2	11.6
Electronics and Performance Materials	305.4	.3	4.6	310.3
Healthcare	381.4	.7	6.8	388.9
Chemicals	26.8	—	1.6	28.4

	$989.1	$141.7	$27.5	$1,158.3

The increase in goodwill in the Merchant Gases and Tonnage Gases segments was related to the acquisition of BOC Gazy as discussed in Note 4.

7. LONG-TERM DEBT
On 12 March 2007, the Company issued Euro 300.0 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which were used to fund a portion of the acquisition of the Polish industrial gas business of BOC Gazy as discussed in Note 4.
At 30 June 2007, the Company’s outstanding debt included Euro 153.5 ($207.4) for a 6.5% Eurobond maturing on 12 July 2007, which was classified as long-term debt as a result of completing a commitment to refinance this Eurobond in June 2007 with a portion of the proceeds of a new Euro 250.0 ($340.1) Eurobond. The new Eurobond is a floating rate Eurobond (initial interest rate of 4.315%) which settled on 3 July 2007 and matures on 2 July 2010. The balance of the net proceeds of the new Eurobond (after repayment of the 6.5% Eurobond principal and interest) was converted to U.S. dollars and used to repay U.S. commercial paper.
8. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. During the nine months ended 30 June 2007, the Company granted 1.5 million stock options at a weighted-average exercise price of $67.30 and an estimated fair value of $22.45 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.6%; expected dividend yield of 2.1%; expected life in years of 7.0-9.0; and a risk-free interest rate of 4.6%-4.7%. In addition, the Company granted 391,905 deferred stock units at a weighted-average grant-date fair value of $68.51 and 50,500 restricted stock units at a weighted-average grant-date fair value of $66.69. Refer to Note 15 in the Company’s 2006 annual report on Form 10K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three and nine months ended 30 June 2007 was $17.8 (before taxes of $6.9) and $49.2 (before taxes of $18.9), respectively. Of the share-based compensation cost recognized, 80% was a component of selling and administrative expense, 14% a component of cost of sales, and 6% a component of research and development. Share-based compensation cost charged against income in the three and nine months ended 30 June 2006 was $17.2 (before taxes of $6.7) and $54.2 (before taxes of $21.2), respectively. The amount of share-based compensation cost capitalized in 2007 and 2006 was not material.
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2007	2006	2007	2006

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$284.9	$206.5	$742.8	$584.8
Income from discontinued operations	—	3.8	—	10.2

Net Income	$284.9	$210.3	$742.8	$595.0

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	216.1	223.0	216.4	222.6
Effect of dilutive securities
Employee stock options	5.7	5.2	5.7	4.9
Other award plans	1.3	1.0	1.2	.8

	7.0	6.2	6.9	5.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	223.1	229.2	223.3	228.3

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2007	2006	2007	2006

BASIC EPS
Income from continuing operations	$1.32	$.92	$3.43	$2.62
Income from discontinued operations	—	.02	—	.05

Net Income	$1.32	$.94	$3.43	$2.67

DILUTED EPS
Income from continuing operations	$1.28	$.90	$3.33	$2.56
Income from discontinued operations	—	.02	—	.05

Net Income	$1.28	$.92	$3.33	$2.61

10. INCOME TAXES
In June 2007, the Company settled tax audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5 ($.12 per share).
11. RETIREMENT BENEFITS
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost are as follows:

	Three Months Ended 30 June
	2007	2006	2007	2006
	Pension Benefits		Other Benefits

Service cost	$20.5	$19.7	$1.5	$1.6
Interest cost	42.2	37.1	1.3	1.3
Expected return on plan assets	(47.2)	(39.5)	—	—
Prior service cost amortization	1.1	.8	(.4)	(.6)
Actuarial loss amortization	14.4	16.4	.6	.9
Special termination benefits	—	.6	—	—
Other	1.5	1.3	—	—

Net periodic benefit cost	$32.5	$36.4	$3.0	$3.2

	Nine Months Ended 30 June
	2007	2006	2007	2006
	Pension Benefits		Other Benefits

Service cost	$60.8	$58.5	$4.4	$4.7
Interest cost	125.6	110.3	4.0	3.8
Expected return on plan assets	(140.6)	(117.4)	—	—
Prior service cost amortization	3.2	2.4	(1.3)	(1.7)
Actuarial loss amortization	43.0	48.8	1.7	2.7
Special termination benefits	—	2.9	—	—
Other	2.4	2.0	—	—

Net periodic benefit cost	$94.4	$107.5	$8.8	$9.5

During the nine months ended 30 June 2007, pension contributions of $273.3 were made. The Company expects to contribute approximately $13 to the pension plans during the remainder of 2007. For the nine months ended 30 June 2006, pension contributions of $119.9 were made. During 2006, total contributions were $130.1.

12. COMMITMENTS AND CONTINGENCIES
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
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 30 June 2007 and 30 September 2006 included an accrual of $59.5 and $52.4, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $58.6 to a reasonably possible upper exposure of $72.7 as of 30 June 2007, with the upper exposure exceeding the amount accrued by $13.2.
At 30 September 2006, $42.0 of the environmental accrual was related to the Pace, Florida, facility. In the fourth quarter of 2006, the Company sold its Amines business, which included operations at Pace, and recognized a liability for retained environmental obligations associated with remediation activities at Pace. The Company is required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue its remediation efforts. As of 30 September 2006, the Company estimated that it would take an additional 20 years to complete the groundwater remediation and the costs through completion were estimated to range from $42 to $50. As no amount within the range was a better estimate than another, the Company recognized a pretax expense in the fourth quarter of 2006 of $42.0 as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the consolidated balance sheet. During fiscal year 2007, there has been no change to the estimated exposure range related to the Pace facility and the accrual balance, reduced for spending during 2007, totaled $40.4 at 30 June 2007.
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
13. SUPPLEMENTAL INFORMATION
Customer Contract Termination
By agreement dated 1 June 2007, the Company entered into a settlement with a customer to resolve a dispute related to a dinitrotoluene (DNT) supply agreement. As part of the settlement agreement, the DNT supply agreement was terminated and certain other agreements between the companies were amended. Selected amendments to the agreements were subject to the approval of the customer’s Board of Directors, which approval was obtained on 12 July 2007. As a result, the Company will recognize a before-tax gain in the range of $30 to $37 in the fourth quarter.

Share Repurchase Program
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The Company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The Company expects to complete an additional $500 of the program during fiscal year 2007 and during the nine months ended 30 June 2007 purchased 5.1 million of its outstanding shares at a cost of $373.1.
Gain on Sale of a Chemical Facility
On 31 March 2006, as part of its announced restructuring of its Polyurethane Intermediates business, the Company sold its dinitrotoluene (DNT) production facility in Geismar, Louisiana, to BASF Corporation for $155.0. The Company wrote off the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction. The Company’s industrial gas facilities at this same location were not included in this transaction and continue to produce and supply hydrogen, carbon monoxide, and syngas to customers.
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
Operating income for the three and nine months ended 30 June 2006 included a net gain of $9.1 and $36.3, respectively, related to insurance recoveries net of property damage and other expenses incurred. During the three and nine months ended 30 June 2006, the Company collected insurance proceeds of $13.2 and $49.0, respectively. The Company estimated the impact of business interruption at $(4.6) and $(35.8) for the three and nine months ended 30 June 2006, respectively.
A table summarizing the estimated impact of the Hurricanes for the three and nine months ended 30 June 2006 is provided below:

	Three Months Ended	Nine Months Ended
	30 June 2006	30 June 2006

Insurance Recoveries Recognized	$18.0	$54.2
Property Damage/Other Expenses	(8.9)	(17.9)

	$9.1	$36.3
Estimated Business Interruption	(4.6)	(35.8)

Total Estimated Impact	$4.5	$.5

The Company closed-out its insurance claim related to the Hurricanes by the end of fiscal 2006. In the first quarter of 2007, the Company collected $19.1 of insurance proceeds. Operating income for the three and nine months ended 30 June 2007 was not impacted except for higher depreciation expense of $1.4 and $4.2, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2006 annual report on Form 10-K. An analysis of results for the third quarter and first nine months of 2007, including an update to the Company’s 2007 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding period in the prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
THIRD QUARTER 2007 VS. THIRD QUARTER 2006
THIRD QUARTER 2007 IN SUMMARY
•	Sales of $2,595 were up 16% from the prior year, primarily due to higher volumes and pricing in the Merchant Gases segment and increased volumes in the Tonnage Gases and Electronics and Performance Materials segments.

•	Operating income of $365 increased 25% primarily due to strong volume growth.

•	Net income of $285 increased 35% and diluted earnings per share of $1.28 increased 39%. A summary table of changes in earnings per share is presented below.

•	The Company purchased 1.6 million of its outstanding shares at a cost of $126 under the $1,500 share repurchase program announced in the second quarter of 2006.

•	The Company completed the acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. from The Linde Group for 370 million Euros ($507) on 30 April 2007.

•	The Company issued Euro 250 ($340) of floating rate Eurobonds maturing 2 July 2010, the proceeds of which were received on 3 July 2007 and used to repay maturing Eurobonds and outstanding commercial paper.

•	In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2007 Outlook provided on page 32.

Changes in Diluted Earnings per Share
	Three Months Ended		Increase
	30 June		(Decrease)
	2007	2006

Diluted Earnings per Share	$1.28	$.92	$.36

Operating Income (after-tax)
Underlying business
Volume			.20
Price/raw materials/mix			.04
Costs			(.06)
Acquisitions/divestitures			.01
Currency			.03
Gain on asset disposals			.03
Prior year impact of Hurricanes (A)			(.02)

Operating Income			.23

Other (after-tax)
Equity affiliates’ income			.03
Interest expense			(.05)
Discontinued operations			(.02)
Settlement of tax audits			.12
Income tax rate			.02
Average shares outstanding			.03

Other			.13

Total Change in Diluted Earnings per Share			$.36

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
RESULTS OF OPERATIONS

Consolidated Results
	Three Months Ended
	30 June
	2007	2006	% Change

Sales	$2,595.0	$2,245.7	16%
Cost of sales	1,903.6	1,643.5	16%
Selling and administrative	304.7	280.0	9%
Research and development	35.7	39.1	(9%)
Other (income) expense, net	(13.6)	(8.8)	55%
Operating Income	364.6	291.9	25%
Equity affiliates’ income	35.5	25.9	37%
Interest expense	44.2	29.4	50%
Effective tax rate	18.0%	26.8%	*
Income from continuing operations	355.9	288.4	23%
Income from discontinued operations	—	3.8	*
Net Income	284.9	210.3	35%
Basic Earnings per Share	$1.32	$.94	40%
Diluted Earnings per Share	$1.28	$.92	39%

*	Calculation not meaningful.

Discussion of Consolidated Results

Sales
% Change from
Prior Year

Underlying business
Volume	11%
Price/mix	—
Acquisitions/divestitures	1%
Currency	2%
Natural gas/raw material cost pass-through	2%

Total Consolidated Change	16%

Sales of $2,595.0 increased 16%, or $349.3. Underlying base business growth accounted for 11% of the increase. Sales increased 11% from higher volumes across most segments, as discussed in the Segment Analysis which follows. Sales were flat from price impacts as improved pricing in the Merchant Gases segment was offset by lower pricing in the Electronics and Performance Materials and Chemicals segments. Sales improved 2% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Higher natural gas/raw material contractual cost pass-through to customers increased sales by 2% mainly due to higher natural gas prices.

Operating Income
Change from
Prior Year

Prior Year Operating Income	$292
Underlying business
Volume	61
Price/raw materials/mix	13
Costs	(17)
Acquisitions/divestitures	4
Currency	8
Gain on asset disposals	9
Prior year impact of Hurricanes (A)	(5)

Operating Income	$365

(A)	Includes insurance recoveries, estimated business interruption, asset write-offs, and other expenses during 2006.
Operating income of $364.6 increased 25%, or $72.7.
•	Volume growth across most segments, as discussed in the Segment Analysis which follows, increased operating income $61.

•	Operating income improved $13 as higher pricing in Merchant Gases and improved variable costs and efficiencies were partially offset by price declines in Electronics and Performance Materials.

•	Operating income decreased $17 from higher costs to support growth, and inflation, partially offset by productivity benefits.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against the Euro and Pound Sterling, increased operating income by $8.

•	Operating income increased $9 from gains on asset disposals in the current year compared to losses on asset disposals in the prior year as the Company continues to improve its asset utilization.

•	Operating income decreased $5 from the impacts of Hurricanes Katrina and Rita, primarily from insurance recoveries exceeding estimated business interruption in the prior year.

Equity Affiliates’ Income
Income from equity affiliates of $35.5 increased $9.6, or 37%, primarily due to higher income from affiliates in the Merchant Gases segment.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions/divestitures	1%
Currency	2%
Other costs	6%

Total S&A Change	9%

S&A expense of $304.7 increased 9%, or $24.7. S&A as a percent of sales declined to 11.7% from 12.5% in 2006. The acquisition of BOC Gazy increased S&A by 1%. Currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased S&A by 2%. Underlying costs increased S&A by 6%, primarily from inflation.
Research and Development (R&D)
R&D decreased 9%, or $3.4, as a result of the Company’s organization simplification efforts. R&D decreased as a percent of sales to 1.4% from 1.7% in 2006.
Other (Income) Expense, Net
Other income of $13.6 increased $4.8. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2007 included a gain from the sale of assets compared to a loss from the sale of assets in 2006 resulting in a variance of $9.0. Results in 2006 included a gain of $12.1 related to insurance recoveries, net of property damage and other expenses incurred due to Hurricanes Katrina and Rita. Otherwise, no individual items were material in comparison to the prior year.

Interest Expense
	Three Months
	Ended 30 June
	2007	2006

Interest incurred	$47.7	$33.4
Less: interest capitalized	3.5	4.0

Interest expense	$44.2	$29.4

Interest incurred increased $14.3. The increase resulted from a higher average debt balance excluding currency effects, higher average interest rates, and the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest decreased by $.5 due to lower levels of construction in progress for plant and equipment built by the Company.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest. The effective tax rate was 18.0% and 26.8% in the third quarter of 2007 and 2006, respectively. In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5. This benefit reduced the effective tax rate of the Company by 7.9%. Additionally, the effective tax rate was lower in 2007 as a result of credits and adjustments from the Company’s ongoing tax planning process.

Discontinued Operations
On 29 September 2006, the Company completed the sale of its Amines business to Taminco N.V., a producer of methylamines based in Belgium. As a result of the sale, the operating results of the Amines business have been classified as discontinued operations in the Company’s consolidated financial statements for 2006. The discontinued operations generated sales of $73.9 and income, net of tax, of $3.8 in the third quarter of 2006.
Net Income
Net income was $284.9 compared to $210.3 in 2006. Diluted earnings per share was $1.28 compared to $.92 in 2006. A summary table of changes in earnings per share is presented on page 17.
Segment Analysis

Merchant Gases
	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$817.1	$699.5	17%
Operating income	147.4	121.3	22%
Equity affiliates’ income	26.5	18.0	47%

Merchant Gases Sales
% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	4%
Acquisitions/divestitures	4%
Currency	4%

Total Merchant Gases Change	17%

Sales of $817.1 increased 17%, or $117.6. Underlying base business growth improved sales by 9%. Sales increased 5% from stronger volumes and higher equipment sales, reflecting demand associated with the Company’s continued success in utilizing applications technology.
•	Liquid bulk volumes in North America increased 2%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes increased 3% from higher demand across most end markets.

•	Liquid bulk volumes in Europe decreased 1% primarily from lower liquid helium and liquid argon availability.

•	Packaged gas volumes in Europe increased 2% due to higher demand for industrial cylinders and new offerings in the business.

•	Liquid bulk volumes in Asia were up 9% due to solid demand growth and new plants brought on-stream.
Pricing increased sales by 4%. Prices for LOX/LIN improved 5% in North America, 2% in Europe, and 3% in Asia from pricing actions to recover higher power and distribution costs.
The acquisition of BOC Gazy during the third quarter improved sales by 4%.
Sales increased 4% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling.

Merchant Gases Operating Income
Operating income of $147.4 increased 22%, or $26.1. Favorable operating income variances resulted from higher volumes of $19, improved pricing and customer mix of $18, and currency effects of $6. Operating income declined $18 from higher costs to support growth and due to inflation, partially offset by productivity improvements.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $26.5 increased $8.5, due to higher income from affiliates in all regions.

Tonnage Gases
	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$695.2	$546.8	27%
Operating income	110.6	85.3	30%

Tonnage Gases Sales
% Change from
Prior Year

Underlying business
Volume	17%
Acquisitions/divestitures	1%
Currency	2%
Natural gas/raw material cost pass-through	7%

Total Tonnage Gases Change	27%

Sales of $695.2 increased 27%, or $148.4. Underlying base business volume growth increased sales by 17%. Volumes were higher due to the 2006 start-up of new hydrogen plants supporting the energy industry and current year improved plant loadings.
The acquisition of BOC Gazy during the third quarter improved sales by 1%. Sales increased 2% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Higher natural gas cost contractually passed-through to customers increased sales by 7%.
Tonnage Gases Operating Income
Operating income of $110.6 increased 30%, or $25.3. Operating income increased by $11 from higher volumes and $6 from improved variable costs, efficiencies, and higher operating bonuses.

Electronics and Performance Materials
	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$551.6	$490.0	13%
Operating income	62.8	48.9	28%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	14%
Price/mix	(2%)
Currency	1%

Total Electronics and Performance Materials Change	13%

Sales of $551.6 increased 13%, or $61.6. Underlying base business growth increased sales by 12%. Higher equipment sales and higher electronics specialty materials and tonnage volumes in Electronics and volume growth across all product lines in Performance Materials improved sales by 14%. Pricing decreased sales by 2%, as electronic specialty materials continued to experience pricing pressure. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 1%.
Electronics and Performance Materials Operating Income
Operating income of $62.8 increased 28%, or $13.9. Operating income increased $22 from higher volumes. Lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing, decreased operating income by $9.

Equipment and Energy

	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$134.3	$138.3	(3%)
Operating income	15.8	14.8	7%

Equipment and Energy Sales and Operating Income
Sales of $134.3 decreased by $4.0, primarily as a result of lower liquefied natural gas (LNG) heat exchanger activity. Operating income of $15.8 increased by $1.0, primarily from lower spending.
The sales backlog for the Equipment business at 30 June 2007 was $268, compared to $446 at 30 September 2006, which reflected a peak level for LNG orders.

Healthcare

	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$158.6	$149.1	6%
Operating income	8.5	8.7	(2%)

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	(3%)
Currency	4%

Total Healthcare Change	6%

Sales of $158.6 increased 6%, or $9.5. Sales increased 5% due to higher volumes in Europe, primarily in Spain and the U.K., partially offset by lower volumes in the United States. Service mix decreased sales by 3% as prior year results included higher emergency billings during the stabilization period of the U.K. respiratory contract. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling, increased sales by 4%.
Healthcare Operating Income
Operating income of $8.5 decreased as the favorable impacts from higher volumes and cost improvement as a result of volume loading in the U.K. were more than offset by the unfavorable impact of service mix and higher costs, primarily from inflation.

Chemicals

	Three Months
	Ended 30 June
	2007	2006	% Change

Sales	$238.2	$222.0	7%
Operating income	21.0	15.0	40%

Chemicals Sales and Operating Income
Sales and operating income increased primarily from higher volumes in the Polymer Emulsions and Polyurethane Intermediates (PUI) businesses. PUI results were higher due to prior year customer outages.

Other

	Three Months
	Ended 30 June
	2007	2006

Operating loss	($1.5)	($2.1)

Other operating loss includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. The loss in 2006 includes certain costs previously allocated to the Amines business. Corporate research and development costs are fully allocated to the business segments.
The operating loss of $1.5 decreased by $.6. No individual items were material in comparison to the prior year.

FIRST NINE MONTHS 2007 VS. FIRST NINE MONTHS 2006
FIRST NINE MONTHS 2007 IN SUMMARY
•	Sales of $7,501 were up 16% from the prior year, due to strong volume growth.

•	Operating income of $1,022 increased 23%, also from strong volume growth.

•	Net income of $743 increased 25% and diluted earnings per share of $3.33 increased 28%. A summary table of changes in earnings per share is presented below.

•	The Company purchased 5.1 million of its outstanding shares at a cost of $373 under the $1,500 share repurchase program announced in the second quarter of 2006.

•	The Company completed the acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. from The Linde Group for 370 million Euros ($507) on 30 April 2007.

•	The Company issued Euro 300 ($395) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which were used to fund a portion of the BOC Gazy Sp z o.o. acquisition.

•	The Company issued Euro 250 ($340) of floating rate Eurobonds maturing 2 July 2010, the proceeds of which were received on 3 July 2007 and used to repay maturing Eurobonds and outstanding commercial paper.

•	In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2007 Outlook provided on page 32.

Changes in Diluted Earnings per Share

	Nine Months Ended		Increase
	30 June		(Decrease)
	2007	2006

Diluted Earnings per Share	$3.33	$2.61	$.72

Operating Income (after-tax)
Underlying business
Volume			.70
Price/raw materials/mix			.08
Costs			(.27)
Acquisitions/divestitures			.01
Currency			.10
Prior year gain on sale of a chemical facility			(.19)
Prior year impairment of loans receivable			.19

Operating Income			.62

Other (after-tax)
Equity affiliates’ income			.07
Interest expense			(.13)
Discontinued operations			(.05)
Settlement of tax audits			.12
Income tax rate			.02
Average shares outstanding			.07

Other			.10

Total Change in Diluted Earnings per Share			$.72

RESULTS OF OPERATIONS

Consolidated Results

	Nine Months Ended
	30 June
	2007	2006	% Change

Sales	$7,500.8	$6,491.0	16%
Cost of sales	5,516.5	4,802.9	15%
Selling and administrative	882.2	802.7	10%
Research and development	105.6	114.2	(8%)
(Gain) on sale of a chemical facility	—	(70.4)	*
Impairment of loans receivable	—	65.8	*
Other (income) expense, net	(25.1)	(52.2)	(52%)
Operating Income	1,021.6	828.0	23%
Equity affiliates’ income	98.0	78.0	26%
Interest expense	121.1	81.0	50%
Effective tax rate	23.8%	27.1%	*
Income from continuing operations	742.8	584.8	27%
Income from discontinued operations	—	10.2	*
Net Income	742.8	595.0	25%
Basic Earnings per Share	$3.43	$2.67	28%
Diluted Earnings per Share	$3.33	$2.61	28%

*	Calculation not meaningful.

Discussion of Consolidated Results

Sales

% Change from
Prior Year

Underlying business
Volume	14%
Price/mix	—
Acquisitions/divestitures	1%
Currency	3%
Natural gas/raw material cost pass-through	(2%)

Total Consolidated Change	16%

Sales of $7,500.8 increased 16%, or $1,009.8. Underlying base business growth accounted for 14% of the increase. Sales increased 14% from higher volumes across all segments, as discussed in the Segment Analysis which follows. Pricing was flat, as improved pricing in the Merchant Gases segment was offset by lower pricing in Electronics and Performance Materials. Sales improved 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas/raw material contractual cost pass-through to customers decreased sales by 2% mainly due to lower natural gas prices.

Operating Income

Change from
Prior Year

Prior Year Operating Income	$828
Underlying business
Volume	218
Price/raw materials/mix	26
Costs	(81)
Acquisitions/divestitures	3
Currency	32
Prior year gain on sale of a chemical facility	(70)
Prior year impairment of loans receivable	66

Operating Income	$1,022

Operating income of $1,021.6 increased 23%, or $193.6.
•	Operating income increased $218 from volume growth across all segments, as discussed in the Segment Analysis which follows.

•	Operating income improved $26 as higher pricing in Merchant Gases and improved variable costs and efficiencies were partially offset by price declines in Electronics and Performance Materials.

•	Operating income decreased $81 from higher costs to support growth and due to inflation.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against the Euro and Pound Sterling, increased operating income by $32.

•	Operating income decreased $70 due to the prior year gain on the sale of the Company’s DNT production facility in Geismar, Louisiana.

•	Operating income increased $66 due to the prior year impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT.
Equity Affiliates’ Income
Income from equity affiliates of $98.0 increased $20.0, or 26%, due to higher income from affiliates in all segments.

Selling and Administrative Expense (S&A)

% Change from
Prior Year

Currency	2%
Acquisitions/divestitures	1%
Other costs	7%

Total S&A Change	10%

S&A expense of $882.2 increased 10%, or $79.5. S&A as a percent of sales declined to 11.8% from 12.4% in 2006. Currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased S&A by 2%. S&A increased 1% from the acquisition of Tomah3 Products and BOC Gazy. Underlying costs increased S&A by 7%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D decreased 8%, or $8.6, as a result of the Company’s organization simplification efforts. R&D decreased as a percent of sales to 1.4% from 1.8% in 2006.
Gain on Sale of a Chemical Facility
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation for $155.0. The company wrote-off the remaining net book value of assets sold, resulting in the recognition of a gain of $70.4 ($42.9 after-tax, or $.19 per share) on the transaction.
Impairment of Loans Receivable
The Company recognized a loss of $65.8 ($42.4 after-tax, or $.19 per share) in the second quarter of 2006 for the impairment of loans receivable from a long-term supplier of sulfuric acid, used in the production of DNT for the Company’s Polyurethane Intermediates (PUI) business. See Note 13 to the consolidated financial statements for further information.
Other (Income) Expense, Net
Other income of $25.1 decreased $27.1. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2006 included a gain of $39.3 related to insurance recoveries, net of property damage and other expenses incurred due to Hurricanes Katrina and Rita. Otherwise, no individual items were material in comparison to the prior year.

Interest Expense

	Nine Months
	Ended 30 June
	2007	2006

Interest incurred	$129.5	$94.5
Less: interest capitalized	8.4	13.5

Interest expense	$121.1	$81.0

Interest incurred increased $35.0. The increase resulted from a higher average debt balance excluding currency effects, higher average interest rates, and the impact of a weaker U.S. dollar on the translation of foreign currency interest. Capitalized interest decreased by $5.1 due to lower levels of construction in progress for plant and equipment built by the Company.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest. The effective tax rate was 23.8% and 27.1% in 2007 and 2006, respectively. In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5. This benefit reduced the effective tax rate of the Company by 2.8%. Additionally, the effective tax rate was higher in 2006 from the impact of the sale of the Geismar, Louisiana, DNT production facility and the impairment of loans receivable.
Discontinued Operations
On 29 September 2006, the Company completed the sale of its Amines business to Taminco N.V., a producer of methylamines based in Belgium. As a result of the sale, the operating results of the Amines business have been classified as discontinued operations in the Company’s consolidated financial statements for 2006. The discontinued operations generated sales of $244.4 and income, net of tax, of $10.2 in 2006.
Net Income
Net income was $742.8 compared to $595.0 in 2006. Diluted earnings per share was $3.33 compared to $2.61 in 2006. A summary table of changes in earnings per share is presented on page 25.
Segment Analysis

Merchant Gases
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$2,341.6	$1,990.8	18%
Operating income	427.8	341.7	25%
Equity affiliates’ income	70.9	60.8	17%

Merchant Gases Sales
% Change from
Prior Year

Underlying business
Volume	9%
Price/mix	3%
Acquisitions/divestitures	1%
Currency	5%

Total Merchant Gases Change	18%

Sales of $2,341.6 increased 18%, or $350.8. Underlying base business growth improved sales by 12%. Sales increased 9% from stronger volumes, reflecting demand associated with the Company’s continued success in utilizing applications technology.
•	Liquid bulk volumes in North America increased 6%. Liquid oxygen (LOX) and liquid nitrogen (LIN) volumes increased 3% from higher demand across most end markets. Liquid hydrogen volumes increased as supply disruptions negatively impacted prior year results.

•	Liquid bulk volumes in Europe increased 2% due to higher demand across most end markets.

•	Packaged gas volumes in Europe increased 3% due to higher demand for industrial cylinders and new offerings in the business.

•	LOX/LIN volumes in Asia were up 13% due to solid demand growth and new plants brought on-stream.

Pricing increased sales by 3%. Prices for LOX/LIN improved 6% in North America, 4% in Europe, and 2% in Asia from pricing actions to recover higher power and distribution costs.
The acquisition of BOC Gazy during the third quarter improved sales by 1%.
Sales increased 5% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and the Pound Sterling.
Merchant Gases Operating Income
Operating income of $427.8 increased 25%, or $86.1. Favorable operating income variances resulted from higher volumes of $67, improved pricing, net of variable costs, and customer mix of $44, and currency effects of $18. Operating income declined $39 from higher costs to support growth and due to inflation, partially offset by productivity improvements. Operating income decreased $5 as the prior year included Hurricane insurance recoveries that exceeded estimated business interruption, asset write-offs, and other expenses.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $70.9 increased $10.1 due to higher income from affiliates in all regions.

Tonnage Gases
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$1,906.2	$1,610.5	18%
Operating income	280.4	237.3	18%

Tonnage Gases Sales
% Change from
Prior Year

Underlying business
Volume	22%
Currency	2%
Natural gas/raw material cost pass-through	(6%)

Total Tonnage Gases Change	18%

Sales of $1,906.2 increased 18%, or $295.7. Underlying base business volume growth increased sales by 22%. Volumes were higher due to the 2006 start-up of new hydrogen plants supporting the energy industry and current year improved plant loadings. Prior year volumes were negatively impacted by the effects of Hurricane Katrina.
Sales increased 2% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling. Lower natural gas cost contractually passed-through to customers decreased sales by 6%.
Tonnage Gases Operating Income
Operating income of $280.4 increased 18%, or $43.1. Operating income increased by $46 from higher volumes, $11 from improved variable costs, efficiencies, and higher operating bonuses, and $4 from favorable currency effects. Costs increased by $20 due to higher maintenance and operating costs, costs to support growth, and inflation.

Electronics and Performance Materials
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$1,612.4	$1,376.5	17%
Operating income	171.4	134.2	28%

Electronics and Performance Materials Sales
% Change from
Prior Year

Underlying business
Volume	15%
Price/mix	(2%)
Acquisitions/divestitures	3%
Currency	1%

Total Electronics and Performance Materials Change	17%

Sales of $1,612.4 increased 17%, or $235.9. Underlying base business growth increased sales by 13%. Higher volumes across most Electronics product lines and from Performance Materials in Europe and Asia improved sales by 15%. Pricing decreased sales by 2%, as electronic specialty materials continued to experience pricing pressure. Sales increased 3% from the acquisition of Tomah3 Products. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 1%.
Electronics and Performance Materials Operating Income
Operating income of $171.4 increased 28%, or $37.2. Operating income increased $73 from higher volumes, $6 from the acquisition of Tomah3 Products, and $6 from favorable currency effects. Operating income declined by $34 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing, and $15 from inflation and higher costs to support growth.

Equipment and Energy
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$461.7	$406.9	13%
Operating income	59.0	49.3	20%

Equipment and Energy Sales and Operating Income
Sales of $461.7 increased by $54.8, primarily from higher liquefied natural gas (LNG) heat exchanger activity and a one-time energy related equipment sale. Operating income of $59.0 increased by $9.7, primarily from higher LNG heat exchanger activity partially offset by higher spending in the Energy business.
The sales backlog for the Equipment business at 30 June 2007 was $268, compared to $446 at 30 September 2006, which reflected a peak level for LNG orders.

Healthcare
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$471.5	$420.9	12%
Operating income	24.9	24.9	—

Healthcare Sales
% Change from
Prior Year

Underlying business
Volume	9%
Price/mix	(1%)
Currency	4%

Total Healthcare Change	12%

Sales of $471.5 increased 12%, or $50.6. Sales increased 9% due to higher volumes, primarily from the new respiratory contract in the U.K., partially offset by lower volumes in the United States. Service mix decreased sales by 1% as prior year results included higher emergency billings during the stabilization period of the U.K. respiratory contract. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 4%.
Healthcare Operating Income
Operating income of $24.9 was unchanged as higher volumes in Europe were mostly offset by lower volumes in the U.S. and prior year results that included a gain on the sale of land in Europe.

Chemicals
	Nine Months
	Ended 30 June
	2007	2006	% Change

Sales	$707.4	$685.4	3%
Operating income	63.2	49.2	28%

Chemicals Sales
Sales of $707.4 increased 3%, or $22.0. Sales increased primarily from higher volumes in both Polymer Emulsions and Polyurethane Intermediates (PUI) and favorable currency impacts as the U.S. dollar weakened against the Euro. Sales decreased from the divestiture of the DNT production facility in Geismar, Louisiana, in the second quarter of 2006.
Chemicals Operating Income
Operating income of $63.2 increased $14.0. Operating income in 2007 increased primarily from higher volumes and certain corporate costs no longer being allocated to this segment as the Company is marketing its Polymer Emulsions business. These increases were partially offset by the divestiture and an environmental charge.
On 31 March 2006, the Company sold its DNT production facility in Geismar, Louisiana, to BASF Corporation which resulted in a net gain of $70 that is included in operating income. In the second quarter of 2006, the Company also recognized a loss in operating income of $66 for the impairment of loans receivable from a long-term supplier of sulfuric acid used in the production of DNT for the Company’s PUI business. See Note 13 to the consolidated financial statements for additional information on these items.

Other
	Nine Months
	Ended 30 June
	2007	2006

Operating loss	($5.1)	($8.6)

Other operating loss includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. The loss in 2006 includes certain costs previously allocated to the Amines business. Corporate research and development costs are fully allocated to the business segments.
The operating loss of $5.1 decreased by $3.5. No individual items were material in comparison to the prior year.

2007 OUTLOOK
The Company’s priority is to improve return on capital by loading existing assets, driving productivity, and maintaining capital discipline. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first nine months of fiscal 2007 improved 2.5% from the prior year. The Company still anticipates domestic manufacturing growth between 2% and 3% for the entire fiscal year. The Company’s forecast for global manufacturing growth during fiscal 2007 remains largely unchanged.
Segments
•	Merchant Gases results in the fourth quarter are expected to benefit from improved pricing and continued growth in Asia, partially offset by seasonally higher operating and distribution costs. Additionally, results should improve from the BOC Gazy acquisition.

•	Tonnage Gases results should improve due to seasonally higher operating bonuses.

•	Fourth quarter results in Electronics and Performance Materials are expected to be negatively impacted by lower equipment activity and seasonally higher power costs in Electronics, offset by higher volumes in Performance Materials.

•	Fourth quarter Equipment and Energy results should be lower as the Company continues to work through its equipment backlog.

•	The Company’s efforts to restructure its Chemicals businesses continue. The Polymer Emulsions business is being marketed for sale and to this end the Company is in discussions with potential buyers and Wacker Chemie, its partner in the business. This sale has not progressed as quickly as the Company had anticipated due to the complexity the partnership introduces to the divestiture efforts. The Company is hopeful that it will be able to conclude this effort in calendar year 2007.

•	In the fourth quarter, the PUI business should benefit from the termination of a DNT supply agreement with a customer.
Global Cost Reduction Plan
In the fourth quarter of 2006, the Company announced a global cost reduction plan. Based on actions taken in the first nine months of 2007, the Company does not expect a material change to the original estimated cost savings of $23 for 2007 and $39 annually for 2008 and beyond.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be approximately $1,000 for 2007. The Company intends to continue to evaluate acquisition opportunities and investments in affiliated entities.
Asset Management
The Company evaluates the best utilization of its asset base on an ongoing basis. Results in the fourth quarter of 2007 could benefit from certain asset management actions taken by the Company.
Pension Settlement
The Company expects to record a settlement loss of approximately $10 relating to the cash settlement of pension plan liabilities in the fourth quarter.
Income Taxes
The effective tax rate for the fourth quarter could be favorably impacted by certain tax planning strategies currently being considered.

SHARE-BASED COMPENSATION
Refer to Note 8 to the consolidated financial statements for information on the Company’s share-based compensation programs. For additional information on the valuation and accounting for the various programs, refer to Note 15 to the consolidated financial statements in the Company’s 2006 annual report on Form 10-K.
PENSION BENEFITS
Refer to Note 11 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the Company’s 2006 annual report on Form 10-K.
A number of senior managers and others have retired or announced their intention to retire in fiscal year 2007. A settlement loss will be recognized at the time of the cash payment of the liability. The total settlement loss anticipated for these 2007 retirements is expected to be approximately $30 to $35. The company will recognize about $10 of this charge in the fourth quarter of 2007 with the remaining balance recognized in fiscal year 2008. The actual amount of the settlement loss will be based upon current pension assumptions (e.g. discount rate) at the time of the cash payments of the liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on pages 6-7.
Operating Activities from Continuing Operations
For the first nine months, net cash provided by operating activities decreased $65.7, or 8%, as compared to 2006. This decline was primarily due to changes in working capital partially offset by higher earnings. A significant increase in prepaid expenses and other receivables resulted primarily from a prepayment of U.S. federal income taxes in 2007. Cash used for payables and accrued liabilities increased by $178.0, due mainly to a reduction in customer advances in 2007, higher pension plan contributions in 2007, and the timing of payments. Customer advances declined as projects on average were nearer completion. Generally, customer advances are higher at the beginning of the projects. These increases in cash used for working capital were somewhat offset by the receipt of a contract termination payment. Working capital changes were partially offset by higher earnings of $158.0, additional depreciation and amortization expense of $52.4, and a decrease in noncurrent receivables associated with the capital leases of on-site tonnage facilities of $39.2.
Investing Activities from Continuing Operations
Cash used for investing activities increased $274.1, or 29%. Capital expenditures totaled $1,272.3 for the nine months ended 30 June 2007, compared to $1,189.9. Additions to plant and equipment totaled $743.8 for the nine months ended 30 June 2007, compared to $1,043.5. This decrease is primarily related to the $297.2 repurchase of cryogenic vessel equipment in 2006. Acquisitions totaled $526.8 for the nine months ended 30 June 2007, compared to $127.0. Acquisitions in 2007 primarily consisted of BOC Gazy from The Linde Group for 370 million Euros or $506.8. Acquisitions in 2006 principally included Tomah3 Products. Proceeds from the sale of assets and investments decreased $155.6 principally due to the sale of the Geismar, Louisiana, DNT production facility in 2006. Additionally, insurance proceeds received for Hurricane Katrina property damage were lower by $34.1 in 2007.

Capital expenditures for continuing operations are detailed in the following table:

	Nine Months Ended
	30 June
	2007	2006

Additions to plant and equipment	$743.8	$746.3
Purchase cryogenic vessel equipment	—	297.2
Acquisitions, less cash acquired	526.8	127.0
Investment in and advances to unconsolidated affiliates	.4	18.1
Capital leases	1.3	1.3

Total Capital Expenditures	$1,272.3	$1,189.9

Financing Activities from Continuing Operations
Cash provided by financing activities increased $354.6. This increase is primarily attributable to a net increase in Company borrowings (short- and long-term proceeds net of repayments) of $478.5 and higher proceeds from stock option exercises of $55.5, partially offset by an increase in the use of cash for the purchase of Treasury Stock of $187.8.
Total debt at 30 June 2007 and 30 September 2006, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 40.2% and 35.8%, respectively. Total debt increased from $2,849.8 at 30 September 2006 to $3,778.9 at 30 June 2007. This increase was due primarily to long- and short-term debt proceeds exceeding repayments by $834.0 and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 30 June 2007. No borrowings were outstanding under these commitments. Additional commitments totaling $309.0 are maintained by the Company’s foreign subsidiaries, of which $189.9 was utilized at 30 June 2007.
At 30 June 2007, the Company’s outstanding debt included Euro 153.5 ($207.4) for a 6.5% Eurobond maturing on 12 July 2007, which was classified as long-term debt as a result of completing a commitment to refinance this Eurobond in June 2007 with a portion of the proceeds of a new Euro 250.0 ($340.1) Eurobond. The new Eurobond is a floating rate Eurobond (initial interest rate of 4.315%) which settled on 3 July 2007 and matures on 2 July 2010. The balance of the net proceeds of the new Eurobond (after repayment of the 6.5% Eurobond principal and interest) was converted to U.S. dollars and used to repay U.S. commercial paper.
The estimated fair value of the Company’s long-term debt, including current portion, as of 30 June 2007 was $2,969.2 compared to a book value of $2,968.1.
In March 2006, the Board of Directors approved a $1,500 share repurchase program. The Company began the share repurchase program in the third quarter of 2006 and purchased 7.7 million of its outstanding shares at a cost of $496.1 during 2006. The Company expects to complete an additional $500 of the program during fiscal year 2007 and during the nine months ended 30 June 2007 purchased 5.1 million of its outstanding shares at a cost of $373.1.
On 30 April 2007, the Company acquired 98.1% of the Polish industrial gas business of BOC Gazy from The Linde Group for 370 million Euros ($506.8). The Company financed the acquisition using a combination of operating cash flows and new debt. On 12 March 2007, the Company issued Euro 300.0 ($395.1) of 4.625% Eurobonds maturing 15 March 2017, the proceeds of which were used to fund a portion of this acquisition.
On 15 March 2007, the Board of Directors increased the quarterly cash dividend 12%, from 34 cents per share to 38 cents per share.

CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. Other than the Eurobonds issued in March 2007 and July 2007 discussed above, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2006 annual report on Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the Company’s 2006 annual report on Form 10-K and Note 12 in this quarterly filing.
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
For foreign currency exchange risk, the sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates with all other variables (including interest rates) held constant. A 10% strengthening of the functional currency of an entity versus all other currencies would result in a decrease of $303 and $216 in the net liability position of financial instruments at 30 June 2007 and 30 September 2006, respectively. A 10% weakening of the functional currency of an entity versus all other currencies would result in an increase of $303 and $215 in the net liability position of financial instruments at 30 June 2007 and 30 September 2006, respectively.
The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables (including foreign exchange rates) held constant. A 100 basis point increase in market interest rates would result in a decrease of $96 and $71 in the net liability position of financial instruments at 30 June 2007 and 30 September 2006, respectively. A 100 basis point decrease in market interest rates would result in an increase of $102 and $71 in the net liability position of financial instruments at 30 June 2007 and 30 September 2006, respectively.
There was no material change to market risk sensitivity for commodity price risk since 30 September 2006.
The net financial instrument position of the Company increased from a liability of $2,533.0 at 30 September 2006 to a liability of $3,014.4 at 30 June 2007 primarily due to the issuance of new long-term debt and the impact of a weaker U.S. dollar on the translation of foreign currency debt.

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
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including without limitation, overall economic and business conditions different than those currently anticipated; future financial and operating performance of major customers and industries served by the Company; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures or unanticipated contract terminations; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; and the timing and rate at which tax credits can be utilized. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 35 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 30 June 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
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
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid per Share (or	Announced Plans or	Plans or
Period	Purchased	Unit)	Programs	Programs(1)(2)
4/1/07-4/30/07	532,688	$75.07	532,688	$716,499,443.51
5/1/07-5/31/07	563,300	$77.76	563,300	$672,695,210.93
6/1/07-6/30/07	522,000	$80.30	522,000	$630,781,021.40
TOTAL	1,617,988	$77.69	1,617,988	$630,781,021.40

(1)	On 22 March 2006, the company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the company’s Board of Directors on 16 March 2006. The program does not have a stated expiration date.

(2)	For the quarter ending 30 June 2007, the company expended $125.7 million in cash for the repurchase of shares which was composed of $119.7 million for shares repurchased during the quarter and $6.0 million for shares repurchased in March 2007 and settling in April 2007. $6.0 million was reported as an accrued liability on the balance sheet for share repurchases executed in June 2007 and settling in July 2007.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)
Date: 27 July 2007	By:	/s/ Paul E. Huck
Paul E. Huck
Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.