Form 10-K
period 2007-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2007-11-28
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2007 was approximately $16 billion. For purposes of the foregoing calculations all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock outstanding as of 19 November 2007 was 215,386,799.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV: Annual Report to Shareholders for the fiscal year ended 30 September 2007. With the exception of those portions that are incorporated by reference into Parts I, II and IV of this Form 10-K, the Annual Report is not deemed to be filed.
Part III: Proxy Statement for Annual Meeting of Shareholders to be held 24 January 2008.

iii

		Page

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	19

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV		19

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	19

	SIGNATURES	20
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II	22
	INDEX TO EXHIBITS	24
EX-10.7(B): AMENDMENT NO. 2 TO AMENDED AND RESTATED TRUST AGREEMENT
EX-10.8(B): AMENDMENT NO. 2 TO AMENDED AND RESTATED TRUST AGREEMENT
EX-10.26: COMPENSATION PROGRAM
EX-10.27: RETIREMENT SAVINGS PLAN
EX-12: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-13: 2007 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT TO SHAREHOLDERS
EX-21: SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-24: POWER OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

iv

PART I
ITEM 1. BUSINESS.
GENERAL DESCRIPTION OF BUSINESS
Air Products and Chemicals, Inc. (the “Company”), a Delaware corporation originally founded in 1940, serves technology, energy, industrial and healthcare customers globally with a unique portfolio of products, services and solutions that include atmospheric gases, process and specialty gases, performance materials, equipment and services. The Company is the world’s largest supplier of hydrogen and helium and has built leading positions in growth markets such as semiconductor materials, refinery hydrogen, natural gas liquefaction, and advanced coatings and adhesives. As used in this Report, unless the context indicates otherwise, the term “Company” includes subsidiaries and predecessors of the registrant and its subsidiaries.
The Company manages its operations, assesses performance and reports earnings under six business segments: Merchant Gases; Tonnage Gases; Electronics and Performance Materials; Equipment and Energy; Healthcare; and Chemicals. The Company previously managed its operations and reported results under three business segments: Gases, Chemicals and Equipment.
FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information concerning the Company’s six business segments appears in Note 21 to the Consolidated Financial Statements included under Item 8 herein, which information and all other specific references herein to information appearing in the 2007 Financial Review Section of the Annual Report are incorporated herein by reference.
NARRATIVE DESCRIPTION OF BUSINESS BY SEGMENTS
MERCHANT GASES
Merchant Gases sells industrial gases such as oxygen, nitrogen and argon (primarily recovered by the cryogenic distillation of air), hydrogen and helium (purchased or refined from crude helium), and certain medical and specialty gases throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, medical gases, steel, general manufacturing and petroleum and natural gas industries.
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
Electric power is the largest cost component in the production of atmospheric gases — oxygen, nitrogen and argon. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas prices through pricing formulas and surcharges. A shortage or interruption of electricity or natural gas supply, or a price increase that cannot be passed through to customers, possibly for competitive reasons, may adversely affect the operations or results of Merchant Gases. During fiscal year 2007, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials. Shortages of argon and helium did limit further growth in our Merchant Gases segment in fiscal year 2007.
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
Sales of atmospheric gases (oxygen, nitrogen and argon) constituted approximately 17 percent of the Company’s consolidated sales in fiscal year 2007, 18 percent in fiscal year 2006 and 17 percent in fiscal year 2005.
TONNAGE GASES
Tonnage Gases provides hydrogen, carbon monoxide, nitrogen, oxygen and syngas principally to the petroleum refining, chemical and metallurgical industries worldwide. Gases are produced at large facilities located adjacent to customers’ facilities or by pipeline systems from centrally-located production facilities and are generally governed by contracts with fifteen-to-twenty year terms. The Company is the world’s largest provider of hydrogen, which is used by oil refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels to reduce smog and ozone depletion. The metallurgical industry utilizes nitrogen for inerting and oxygen for the manufacture of steel and certain non-ferrous metals, and the chemical industry uses hydrogen, oxygen, nitrogen, carbon monoxide and syngas (a hydrogen-carbon monoxide mixture) as feedstocks in the production of many basic chemicals. The Company delivers product through pipelines from centrally located facilities in or near the Texas Gulf Coast; Los Angeles, California; Baton Rouge and New Orleans, Louisiana; Alberta, Canada; Rotterdam, the Netherlands; Ulsan, Korea; Tangshan, China; Kuan Yin, Taiwan; Singapore; and Camaçari, Brazil. The Company owns less than controlling interests in pipelines located in Thailand, Singapore and South Africa.
Electric power is the largest cost component in the production of atmospheric gases. Natural gas is also an energy source at a number of Tonnage Gases facilities. The Company mitigates energy and natural gas prices through long-term cost pass-through contracts. Natural gas is the principal raw material for hydrogen, carbon monoxide and syngas production. During fiscal year 2007, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
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
Tonnage Gases hydrogen sales constituted approximately 15 percent of the Company’s consolidated sales in fiscal year 2007, 15 percent in fiscal year 2006 and 12 percent in fiscal year 2005.
ELECTRONICS AND PERFORMANCE MATERIALS
Electronics and Performance Materials employs applications technology to provide solutions to a broad range of global industries through chemical synthesis, analytical technology, process engineering and surface science. This segment provides the electronics industry with specialty gases (such as nitrogen trifluoride, silane, arsine, phosphine, white ammonia, silicon tetrafluoride, carbon tetrafluoride, hexafluoromethane, critical etch gases and tungsten hexafluoride), as well as tonnage gases (primarily nitrogen), specialty and bulk chemicals, services and equipment for the manufacture of silicon and compound semiconductors, thin film transistor liquid crystal displays and photovoltaic devices. These products are delivered through various supply chain methods, including bulk delivery systems or distribution by pipelines such as those located in California’s Silicon Valley; Phoenix, Arizona; Tainon, Taiwan; Gumi and Giheung, Korea; and Tianjin and Shanghai, China. The Company has announced that the High Process Purity Chemicals business will be sold during fiscal year 2008.
Electronics and Performance Materials also provides performance materials for a wide range of products, including coatings, inks, adhesives, civil engineering, personal care, institutional and industrial cleaning, mining, oil refining and polyurethanes, and focuses on the development of new materials aimed at providing unique functionality to emerging markets. Principal performance materials include polyurethane catalysts and other additives for polyurethane foam, epoxy amine curing agents and auxiliary products for epoxy systems and specialty surfactants for formulated systems.
The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexamine, acrylonitriles and glycols. During fiscal year 2007, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
The Electronics and Performance Materials segment faces competition on a product-by-product basis against competitors ranging from niche suppliers with a single product to larger and more vertically integrated companies. Competition is principally conducted on the basis of price, quality, product performance, reliability of product supply, technical innovation, service and global infrastructure.

Total sales from Electronics and Performance Materials constituted approximately 21 percent of the Company’s consolidated sales in fiscal year 2007, 21 percent in fiscal year 2006 and 21 percent in fiscal year 2005.
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
Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulphurization facilities and its development of hydrogen as an energy carrier and oxygen-based technologies to serve energy markets in the future. The Company owns and operates a cogeneration facility in Calvert City, Kentucky; operates and owns fifty percent interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California and a 24-megawatt gas-fired combined-cycle power generation facility near Rotterdam, the Netherlands; and operates and owns a 48.8 percent interest in a 112-megawatt gas-fueled power generation facility in Thailand. The Company also operates and owns a fifty percent interest in a flue gas desulphurization facility in Indiana.
Steel, aluminum and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the equipment portion of this segment. Adequate raw materials for individual projects are acquired under firm purchase agreements. Coal, petroleum coke and natural gas are the largest cost components in the production of energy. The Company mitigates these cost components, in part, through long-term cost-pass-through contracts. During fiscal year 2007, no significant difficulties were encountered in obtaining adequate supplies of raw materials.
Equipment and Energy competes with a great number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price and performance guarantees.
The backlog of equipment orders (including letters of intent believed to be firm) from third party customers (including equity affiliates) was approximately $258 million on 30 September 2007, approximately 42 percent of which is for cryogenic air separation equipment and 27 percent of which is for LNG heat exchangers, as compared with a total backlog of approximately $446 million on 30 September 2006. The Company expects that approximately $225 million of the backlog on 30 September 2007 will be completed during fiscal year 2008.
HEALTHCARE
Healthcare provides respiratory therapies, home medical equipment and infusion services to over 500,000 patients in their homes. The Company operates in fifteen countries, including the United States, and is the market leader in Spain, Portugal, the United Kingdom and Mexico. Its serves patients whose conditions include chronic lung disease, asthma, emphysema, sleep apnea and diabetes by providing oxygen therapy, pharmacist-managed direct-shipped respiratory medications, home nebulizer therapy, sleep management therapy, anti-infection therapy, enteral nutrition, beds and wheelchairs.
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

CHEMICALS
The Chemicals segment consists of the Polymer Emulsions business and the Polyurethane Intermediates (PUI) business. The Company announced plans to divest its Polymer Emulsions business in 2006 and is currently in advanced discussions with its partner in the business, Wacker Chemie AG, over Wacker’s purchase of the Company’s interests in their two polymers joint ventures.
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
The Chemicals segment’s principal raw material purchases are chemical intermediates produced by others from basic petrochemical feedstocks such as olefins and aromatic hydrocarbons, which are generally derived from various crude oil fractions or from liquids extracted from natural gas. The Company purchases its chemical intermediates, which are generally readily available, from many sources and normally is not dependent on one supplier. The Company uses such raw materials in the production of emulsions and polyurethane intermediates. In addition, the Company purchases finished and semi-finished materials and chemical intermediates from many suppliers. The Company also purchases ammonia under long-term contracts as a feedstock for its Pasadena, Texas facility. During fiscal year 2007, there was a shortage of a key polymers raw material, vinyl acetate monomer, however, the business was able to obtain adequate supplies. There were no other significant difficulties in supplying adequate supplies of energy or raw materials.
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
Chemicals sales constituted 10 percent of the Company’s consolidated sales in fiscal year 2007, 10 percent in fiscal year 2006 and 12 percent in fiscal year 2005.
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
The Company has majority or wholly-owned foreign subsidiaries that operate in Canada, 17 European countries (including the United Kingdom and Spain), 11 Asian countries (including China, Korea, Singapore and Taiwan) and four Latin American countries (including Mexico and Brazil). The Company also owns less-than-controlling interests in entities operating in Europe, Asia, Africa and Latin America (including Italy, Germany, China, Korea, India, Singapore, Thailand, South Africa and Mexico).
Financial information about the Company’s foreign operations and investments is included in Notes 8, 17 and 21 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included under “Foreign Currency” in Note 1 and information on the Company’s exposure to currency fluctuations is included under “Currency Risk Management” in Note 6 to the Consolidated Financial Statements included under Item 8 herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Foreign Currency Exchange Rate Risk” included under Item 7 herein. Export sales from operations in the United States to unconsolidated customers amounted to $715 million, $732 million and $714 million in fiscal years 2007, 2006 and 2005, respectively. Total export sales in fiscal year 2007 included $422 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales within the Equipment and Energy segment and Electronic and Performance Materials sales.
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
Research and development expenditures were $140 million during fiscal year 2007, $151 million in fiscal year 2006 and $132 million in fiscal year 2005, and the Company expended $19 million on customer-sponsored research activities during fiscal year 2007, $21 million during fiscal year 2006 and $17 million in fiscal year 2005.
As of 1 November 2007, the Company owned 1,031 United States patents and 2,912 foreign patents and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license or group of patents or licenses.
ENVIRONMENTAL CONTROLS
The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. From time to time the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company’s accounting policies on environmental expenditures are discussed in Note 1 and particulars on environmental loss contingencies are provided in Note 19 to the Consolidated Financial Statements included under Item 8 herein.
The amounts charged to income from continuing operations on an after-tax basis related to environmental matters totaled $25 million in fiscal 2007, $26 million in 2006 and $26 million in 2005. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities and activities undertaken to meet internal Company standards. Such costs are estimated to be $21 million in 2008 and $22 million in 2009.
Although precise amounts are difficult to define, the Company estimates that in fiscal year 2007 it spent approximately $11 million on capital projects to control pollution versus $14 million in 2006. Capital expenditures to control pollution in future years are estimated at approximately $10 million in 2008 and $6 million in 2009. The cost of any environmental compliance generally is contractually passed through to the customer.
The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $52 million to a reasonably possible upper exposure of $65 million. The accrual on the balance sheet for 30 September 2007 was $52.2 million and for 30 September 2006 was $52.4 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.

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
EMPLOYEES
On 30 September 2007, the Company (including majority-owned subsidiaries) had approximately 22,100 employees, of whom approximately 21,500 were full-time employees and of whom approximately 11,200 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory and does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.
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
The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC; the address of that site is www.sec.gov.
SEASONALITY
Although none of the six business segments are subject to seasonal fluctuations to any material extent, the Chemicals segment is susceptible to the cyclical nature of the chemicals industry. The Electronics and Performance Materials segment is susceptible to the cyclical nature of the electronics industry and to seasonal fluctuations in underlying end-use Performance Materials markets.
WORKING CAPITAL
The Company’s policy is to consistently maintain an adequate level of working capital to support its business needs at all times.
CUSTOMERS
There is no single or small number of customers upon which any business segment depends.
GOVERNMENTAL CONTRACTS
No segment’s business is subject to a government entity’s renegotiation of profits or termination of contracts that would be material to the Company’s business as a whole.

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers and their respective positions and ages on 15 November 2007 follow. Except where indicated, each of the executive officers listed below has been employed by the Company in the position indicated during the past five fiscal years. Information with respect to offices held is stated in fiscal years.

Name	Age	Office

M. Scott Crocco	43	Vice President and Corporate Controller (became Vice President in 2008; Corporate Controller in 2006; and Director of Corporate Decision Support in 2003)

Robert D. Dixon (A)	48	Senior Vice President and General Manager—Merchant Gases
		(became Senior Vice President in 2008; Vice President and General Manager—Merchant Gases in 2007; President—Air Products Asia in 2003; and Vice President—Air Products Asia in 2003)

Michael F. Hilton (A)	53	Senior Vice President and General Manager—Electronics and Performance Materials
		(became Senior Vice President in 2008; Vice President and General Manager—Electronics and Performance Materials in 2007; and Vice President—Electronics Businesses in 2003)

Paul E. Huck (A)	57	Senior Vice President and Chief Financial Officer (became Senior Vice President in 2008; Vice President and Chief Financial Officer in 2004; and Vice President and Corporate Controller in 2002)

Stephen J. Jones (A)	46	Senior Vice President, General Counsel and Secretary
		(became Senior Vice President, General Counsel and Secretary in 2008; Vice President and Associate General Counsel in 2007; and Vice President and General Manager—Industrial Chemicals Division in 2003)

John W. Marsland (A)	41	Vice President and General Manager—Healthcare
		(became Vice President and General Manager—Healthcare in 2007; Vice President and General Manager, Global Healthcare in 2005; and Vice President—Corporate Development Office in 2003)

John E. McGlade (A)(B)(C)	53	President and Chief Executive Officer
		(became Chief Executive Officer in 2008; President and Chief Operating Officer in 2006; Group Vice President—Chemicals in 2003; and Vice President—Chemicals Group Business Divisions in 2003)

Lynn C. Minella (A)	49	Senior Vice President—Human Resources and Communications
		(became Senior Vice President—Human Resources and Communications in 2008; Vice President—Human Resources in 2004; and Vice President, Human Resources, Software Group, International Business Machines Corporation in 2002)

Scott A. Sherman (A)	56	Senior Vice President and General Manager—Tonnage Gases, Equipment and Energy
		(became Senior Vice President in 2008; Vice President and General Manager—Tonnage Gases, Equipment and Energy in 2007; and Vice President and General Manager—Energy and Process Industries in 2001)

(A) Member, Corporate Executive Committee
(B) Member, Board of Directors
(C) Member, Executive Committee of the Board of Directors
ITEM 1A. RISK FACTORS.
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
The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexamine, acrylonitriles and glycols. The Company purchases these materials from numerous suppliers. Though the Company attempts to pass through increases in the cost of these materials to its customers whenever possible, it is subject to competitive pressures.
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
Nationalization and Expropriation. The Company’s operations in certain foreign jurisdictions are subject to nationalization and expropriation risk and some of its contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. The occurrence of any of these risks could have a material, adverse impact on the Company’s operations and financial condition. For a more detailed description of these matters, see “Narrative Description of the Company’s Business Generally — Foreign Operations” herein.
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
Operations. Inherent in the Company’s operations of its facilities, pipelines and delivery systems are hazards that require continuous oversight and control. If operational risks materialize, they could result in loss of life, damage to the environment or loss of production, all of which could negatively impact the Company’s on-going operations, financial results and cash flow. While the safety and security of the Company’s operations have always been a priority, the Company has significantly expanded its efforts in this area since the terrorist attacks of September 11, 2001. It has been an active participant in the development and implementation of the American Chemistry Council’s Responsible Care Security Code and has implemented this Code at all global facilities. Security vulnerability assessments (“SVA”) were conducted and necessary security upgrades implemented at facilities in North American, Europe and Asia. There is one remaining project in Asia which will be completed by December 2007 and security upgrades in Brazil are scheduled for completion by the end of fiscal year 2008. The Company has also developed global security standards to address the safety and security of its global supply chain.
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
Following is a description of the properties used by the Company’s six business segments:
MERCHANT GASES
Merchant Gases currently operates over 150 facilities across the United States and in Canada (approximately 20 of which sites are owned), over 50 sites in Europe (approximately half of which sites are owned) and over 50 facilities in seven countries within Asia and in Brazil. Helium is recovered at sites in Kansas and Texas and distributed from several transfill sites in the U.S. and Asia. Sales support offices are located at its Trexlertown headquarters as well as in leased properties in three states, at several sites in Europe and at 15 sites in Asia.
TONNAGE GASES
Tonnage Gases operates 50 plants in the United States that produce over 300 standard tons-per-day of product. Over 30 of these facilities produce or recover hydrogen, many of which support the three major pipeline systems located along the Gulf Coast of Texas, on the Mississippi River corridor and in Los Angeles, California. The segment also operates approximately 20 tonnage plants in Europe and 16 tonnage plants within Asia, the majority of which are on leased properties. Sales support offices are located at the Company’s headquarters in Trexlertown, Pennsylvania, as well as in leased offices in Texas, Louisiana, California and Calgary, Alberta.
ELECTRONICS AND PERFORMANCE MATERIALS
The electronics business within the Electronics and Performance Materials segment produces, packages and stores nitrogen, specialty gases and electronic chemicals at 50 sites in the United States (the majority of which are leased), nine facilities (including sales offices) in Europe and over 40 facilities in Asia (approximately half of which are located on customer sites).
The performance materials portion of this segment operates facilities in Los Angeles, California; Calvert City, Kentucky; Paulsboro, New Jersey; Wichita, Kansas; Milton, Wisconsin; Reserve, Louisiana; Clayton, U.K.; Singapore; Isehara, Japan; and Yisin and Changzhou, China. Substantially all of the performance materials properties are owned.
This segment has eight field sales offices in the United States as well as sales offices in Europe, Taiwan, Korea, Singapore and China, the majority of which are leased.
EQUIPMENT AND ENERGY
Equipment and Energy operates five plants and two sales offices in the U.S. The Company manufactures a significant portion of the world’s supply of LNG equipment at its Wilkes-Barre, Pennsylvania site. When capacity is available, the site manufactures air separation columns and cold boxes for company-owned facilities and for sale to third parties. The Acrefair site in the United Kingdom and a new operation in Caojing, China also produce air separation columns. Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in eastern Pennsylvania and Liberal, Kansas. Additional facilities utilized by the segment include three plants and offices in Europe. Electric power is produced at various facilities including Stockton, California; Calvert City, Kentucky; and Rotterdam in the Netherlands.

Flue gas desulfurization operations are conducted at the Pure Air facility in Chesterton, Indiana. The Company or its affiliates own approximately 50 percent of the real estate in this segment and lease the remaining 50 percent.
HEALTHCARE
Healthcare has 177 facilities that are located in the United States, six countries in Europe (including the U.K., Spain and Portugal), Canada, Mexico, Argentina and Korea. The majority of Healthcare facilities are leased. Many of the U.S. facilities were consolidated or upgraded to newer facilities in 2007.
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
ITEM 3. LEGAL PROCEEDINGS.
In the normal course of business the Company and its subsidiaries are involved in various legal proceedings, including competition, environmental, health, safety, product liability and insurance matters. Certain proceedings involve governmental authorities under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 33 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position. Additional information on the Company’s environmental exposure is included under “Narrative Description of the Company’s Business Generally — Environmental Controls.”
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
It is the Company’s expectation that comparable cash dividends will continue to be paid in the future.

Quarterly Stock Information

2007	High	Low	Close	Dividend

First	$72.45	$66.19	$70.28	$.34

Second	78.63	68.58	73.96	.38

Third	82.74	73.30	80.37	.38

Fourth	98.51	77.26	97.76	.38

				$1.48

2006	High	Low	Close	Dividend

First	$61.89	$53.00	$59.19	$.32

Second	68.10	58.01	67.19	.34

Third	69.54	59.18	63.92	.34

Fourth	68.48	60.92	66.37	.34

				$1.34

The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption and other rights, preferences and limitations. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company’s Transfer Agent and Registrar is American Stock Transfer and Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8200 (all other locations), Internet website www.amstock.com, and e-mail address info@amstock.com.
As of 19 November 2007, there were 9,253 record holders of the Company’s Common Stock.
Purchases of Equity Securities by the Issuer
The Company continued a stock repurchase program as described in footnote 1 to the following table. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4 million. The Company expects to complete the $1.5 billion program by 30 September 2008.
On 20 September 2007 the Company’s Board of Directors authorized the repurchase of an additional $1 billion of common stock. The program does not have a stated expiration date. This additional $1 billion program will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Purchases of equity securities by the issuer during the fourth quarter of fiscal 2007 are as follows:

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid per Share	Announced Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)(2)
7/1/07-7/31/07	490,128	$85.46	490,128	$588,894,011.53
8/1/07-8/31/07	1,358,380	$84.39	1,358,380	$474,260,820.63
9/1/07-9/30/07	410,600	$91.69	410,600	$436,612,357.16
TOTAL	2,259,108	$85.95	2,259,108	$436,612,357.16

(1)	On 22 March 2006, the Company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 16 March 2006.

(2)	For the quarter ending 30 September 2007, the Company expended $194.2 million in cash for the repurchase of shares, which was composed of $188.2 million for shares repurchased during the quarter and $6.0 million for shares repurchased in June 2007 and settling in July 2007. $5.9 million was reported as an accrued liability on the balance sheet for share repurchases executed in September 2007 and settling in October 2007.
ITEM 6. SELECTED FINANCIAL DATA.
The tabular information appearing under “Five-Year Summary of Selected Financial Data” on page 76 of the 2007 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The textual information appearing under “Management’s Discussion and Analysis” on pages 14 through 36 of the 2007 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The textual information appearing under “Market Risks and Sensitivity Analysis” on page 32 of the 2007 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and the related notes thereto, together with the reports thereon of KPMG LLP dated 27 November 2007, appearing on pages 38 through 76 of the 2007 Financial Review Section of the Annual Report to Shareholders, are incorporated herein by reference.
Management’s Report on Internal Control Over Financial Reporting, appearing on page 37 of the 2007 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, appearing on page 38 of the 2007 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
The Report of Independent Registered Public Accounting Firm, KPMG LLP, appearing on page 39 of the 2007 Financial Review Section of the Annual Report to Shareholders, is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of 30 September 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There has been no change in the Company’s internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have occurred during the quarter ended 30 September 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 9B. OTHER INFORMATION.
Not Applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The biographical information relating to the Company’s directors, appearing in the Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) under the section, “The Board of Directors,” is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.
Information on Section 16(a) Beneficial Ownership Reporting Compliance, appearing in the 2008 Proxy Statement under the section, “Air Products Stock Beneficially Owned by Officers and Directors,” is incorporated herein by reference.
The Company’s Code of Conduct was updated in 2003 to comply with the requirements of Sarbanes-Oxley and the New York Stock Exchange. The Code of Conduct was filed as Exhibit 14 to the 2003 Annual Report on Form 10-K. In 2005, the Code of Conduct was further updated to make it more reader friendly, cover additional areas of compliance and internal policies and expand its application to employees and businesses worldwide. The existing Code of Conduct was filed as Exhibit 14 to the 2005 Annual Report on Form 10-K. The Code of Conduct can also be found at the Company’s Internet website at www.airproducts.com/Responsibility/Governance/Code_of_Conduct/EmployeeCodeofConduct/message.htm.
Information on the Company’s procedures regarding its consideration of candidates recommended by shareholders and a procedure for submission of such candidates, appearing in the 2008 Proxy Statement under the section, “Selection of Directors” is incorporated by reference. Information on the Company’s Audit Committee and its Audit Committee Financial Expert, appearing in the 2008 Proxy Statement under the section, “Audit Committee” is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information under “Compensation of Executive Officers” which includes “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control” and “Information About Stock Performance and Ownership,” appearing in the 2008 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information
The following table provides information as of September 30, 2007, about Company stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans, including plans approved by shareholders and plans that have not been approved by shareholders in reliance on the New York Stock Exchange’s former treasury stock exception or other applicable exception to the Exchange’s listing requirements.

			Number of securities
			remaining available
		Weighted-average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants,	(excluding securities
Plan Category	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	19,082,194 (1)	$45.65	7,254,972 (2)
Equity compensation plans not approved by security holders	1,591,073 (3)	$36.58	0
Total	20,673,267	$44.95	7,254,972

(1)	Represents Long-Term Incentive Plan outstanding stock options and deferred stock units that have been granted. Deferred stock units entitle the recipient to one share of Company common stock upon vesting, which is conditioned on continued employment during a deferral period and may also be conditioned on earn out against certain performance targets.

(2)	Represents authorized shares that were available for future grants as of September 30, 2007. These shares may be used for options, deferred stock units, restricted stock, and other stock-based awards to officers, directors, and key employees. Full value awards such as restricted stock are limited to 20% of cumulative awards.

(3)	Represents outstanding options under Global Employee Stock Awards (295,917), the Stock Incentive Plan (989,703), the Stock Option Plan for Directors (42,000), and the U.K. Savings-Related Share Option Schemes (117,195). This number also includes deferred stock units granted under the Deferred Compensation Plan for Directors prior to 23 January 2003 (52,399) and deferred stock units under the Deferred Compensation Plan (93,859). Deferred stock units issued under the Deferred Compensation Plan are purchased for the fair market value of the underlying shares of stock with eligible deferred compensation.
The following equity compensation plans or programs were not approved by shareholders. All of these plans have either been discontinued or do not require shareholder approval because participants forego current compensation equal to the full market value of any share units credited under the plans.
Global Employee Stock Option Awards and Stock Incentive Program — No further awards will be made under these programs. All stock options under these programs were granted at fair market value on the date of grant, first became exercisable three years after grant, and terminate ten years after the date of grant or upon the holder’s earlier termination of employment for reasons other than retirement, disability, death, or involuntary termination due to Company action necessitated by business conditions.

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
The Air Products PLC U.K. Savings-Related Share Option Scheme and the Air Products Group Limited U.K. Savings-Related Share Option Scheme (together, the “U.K. Plan”) are employee benefit plans for employees of Air Products PLC (and certain of its U.K. subsidiaries) and Air Products Group Limited (and certain of its U.K. subsidiaries), respectively (together, the “U.K. Companies”). No further options will be offered under the U.K. Plan. Employees participate in the U.K. Plan by having elected to do so during a brief invitation period. An employee who elected to participate chose a five- or seven-year option period and has amounts of salary automatically withheld and contributed to a savings account at a bank not affiliated with the Company. At the end of the five-year savings period, a tax-free bonus is added to the employee’s account. An employee who elected a seven-year option and retains his savings account for seven years receives a further bonus at the end of the seventh year. At the end of the option period, the participant may use his savings to purchase shares of Company stock at the fixed option price or receive in cash the amount of his savings and bonus(es). His election must be made within six months of the close of the option period. The option price is an amount determined by the directors of the U.K. Companies on the date the option is granted, which may not be less than 90 percent of Market Value (as defined in the U.K. Plan) on the date of grant.
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
The Company’s Deferred Compensation Plan is an unfunded employee retirement benefit plan available to certain of the Company’s U.S.-based management and other highly compensated employees (and those of its subsidiaries) who receive awards under the Company’s Annual Incentive Plan, which is the annual cash bonus plan for executives and key salaried employees of the Company and its subsidiaries. Because participants forego current compensation to “purchase” deferred stock units for full value under the Plan, it is not required to be approved by shareholders under the NYSE listing standards. Under the Plan, participants may defer a portion of base salary which cannot be contributed to the Company’s Retirement Savings Plan, a 401(k) and profit-sharing plan offered to all salaried employees (“RSP”), because of tax limitations (“elective deferrals”) and earn matching contributions from the Company that they would have received if their Elective Deferrals had been contributed to the RSP (“matching credits”). In addition, participants in the Plan may defer all or a portion of their bonus awards under the Annual Incentive Plan (“bonus deferrals”) under the Deferred Compensation Plan. Finally, certain participants under the Plan who participate in the profit-sharing component of the RSP rather than the Company’s salaried pension plans receive contribution credits under the Plan which are a percentage of their salary ranging from 4-6% based on their years of service (“contribution credits”). The dollar amount of elective deferrals, matching credits, bonus deferrals, and contribution credits is initially credited to an unfunded account, which earns interest credits. Participants are periodically permitted while employed by the Company to irrevocably convert all or a portion of their interest bearing account to deferred stock units in a Company stock account. Upon conversion, the Company stock account is credited with deferred stock units based on the fair market value of a share of Company stock on the date of crediting. Dividend equivalents corresponding to the number of units are credited quarterly to the interest-bearing account. Deferred stock units generally are paid after termination of employment in shares of Company stock.
The Deferred Compensation Plan was formerly known as the Supplementary Savings Plan. The name was changed in 2006 when the deferred bonus program, previously administered under the Annual Incentive Plan, was merged into this Plan.
The information set forth in the sections headed “Persons Owning More than 5% of Air Products Stock as of September 30, 2007,” and “Air Products Stock Beneficially Owned by Officers and Directors,” appearing in the Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information appearing in the 2008 Proxy Statement under the sections “Director Independence” and “Transactions with Related Parties” are incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information appearing in the 2008 Proxy Statement under the section “Fees of Independent Registered Public Accountant,” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Report to the extent below noted:
1. The 2007 Financial Review Section of the Company’s 2007 Annual Report to Shareholders. Information contained therein is not deemed filed except as it is incorporated by reference into this Report. The following financial information is incorporated herein by reference:
(Page references to 2007 Financial Review Section of the Annual Report)

Management’s Discussion and Analysis	14
Management’s Report on Internal Control over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Income Statements for the years ended 30 September 2007, 2006 and 2005	40
Consolidated Balance Sheets at 30 September 2007 and 2006	41
Consolidated Statements of Cash Flows for the years ended 30 September 2007, 2006 and 2005	42
Consolidated Statements of Shareholders’ Equity for the years ended 30 September 2007, 2006 and 2005	43
Notes to the Consolidated Financial Statements	44
Business Segment and Geographic Information	73
Five-Year Summary of Selected Financial Data	76
2. The following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2007 Financial Review Section of the Annual Report to Shareholders:
(Page references to this Report)

Report of Independent Registered Public Accounting Firm on Schedule II	22
Consolidated Schedule for the years ended 30 September 2007, 2006 and 2005 as follows:

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
Paul E. Huck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: 28 November 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John E. McGlade (John E. McGlade)	28 November 2007
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ M. Scott Crocco (M. Scott Crocco)	28 November 2007
Vice President and Corporate Controller
(Principal Accounting Officer)

* (Mario L. Baeza)	28 November 2007
Director

* (William L. Davis, III)	28 November 2007
Director

* (Michael J. Donahue)	28 November 2007
Director

* (Ursula O. Fairbairn)	28 November 2007
Director

Signature and Title	Date

* (W. Douglas Ford)	28 November 2007
Director

* (Edward E. Hagenlocker)	28 November 2007
Director

* (Evert Henkes)	28 November 2007
Director

* (John P. Jones III)	28 November 2007
Director and Chairman

* (Margaret G. McGlynn)	28 November 2007
Director

* (Charles H. Noski)	28 November 2007
Director

* (Lawrence S. Smith)	28 November 2007
Director

*	Stephen J. Jones, Senior Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Stephen J. Jones
Stephen J. Jones
Attorney-in-Fact

Date:	28 November 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II
The Shareholders and Board of Directors of Air Products and Chemicals, Inc.:
Under date of 27 November 2007, we reported on the consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries as of 30 September 2007 and 2006, and the related consolidated income statements and consolidated statements of shareholders’ equity and of cash flows for each of the years in the three-year period ended 30 September 2007, as contained in the Annual Report to Shareholders. Also, under the date of 27 November 2007, we reported on the effectiveness of Air Products and Chemicals, Inc.’s internal control over financial reporting as of 30 September 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15 (a)(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of 30 September 2007, Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” effective 30 September 2006, and SFAS No. 123 (R), “Share-Based Payment,” and related interpretations on 1 October 2005.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Philadelphia, Pennsylvania
27 November 2007

SCHEDULE II
CONSOLIDATED
AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended 30 September 2007, 2006, and 2005

				Other Changes
		Additions		Increase (Decrease)
	Balance at	Charged	Charged	Cumulative			Balance
	Beginning	to	to other	Translation			at End of
Description	of period	Expense	Accounts	Adjustment	Other		Period
			(in millions of dollars)

Year Ended 30 September 2007
Allowance for doubtful accounts	$44	$23	$—	$2	$(20)	[b]	$49
Allowance for deferred tax assets	$37	$(3)	$—	$(1)	$—		$33

Year Ended 30 September 2006
Allowance for doubtful accounts	$35	$27	$—	$1	$(19)	[b]	$44
Allowance for deferred tax assets	$18	$2	$17 [a]	$—	$—		$37

Year Ended 30 September 2005
Allowance for doubtful accounts	$30	$11	$—	$—	$(6)	[b]	$35
Allowance for deferred tax assets	$16	$2	$—	$—	$—		$18
Notes:

[a]	Primarily adjustment associated with acquisition of deferred tax asset.

[b]	Primarily write-offs of uncollectible accounts.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 26 September 2006.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

(4)	Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1	Rights Agreement, dated as of 19 March 1998, between the Company and First Chicago Trust Company of New York. (Filed as Exhibit 1 to the Company’s Form 8-A Registration Statement dated 19 March 1998, as amended by Form 8-A/A dated 16 July 1998.)*

4.2	Amended and Restated Credit Agreement dated as of 16 September 1999 among the Company, Additional Borrowers parties thereto, Lenders parties thereto, and The Chase Manhattan Bank (as amended). (Filed as Exhibit 4.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

(10)	Material Contracts.

10.1	1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1989.)*

10.2	The Rules of the United Kingdom Savings-Related Share Option Scheme of the Company as adopted on 24 October 1997, as amended on 1 October 1999 and 5 November 1999. (Filed as Exhibit 10.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.3	Stock Option Program for Directors of the Company, formerly known as the Stock Option Plan for Directors. Effective 23 January 2003, this Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder. (Filed as Exhibit 10.5 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.4	Letter dated 7 July 1997 concerning pension for an executive officer. (Filed as Exhibit 10.7(c) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1998.)*

10.5	Air Products and Chemicals, Inc. Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

10.6	Air Products and Chemicals, Inc. Change of Control Severance Plan effective 15 March 1990. (Filed as Exhibit 10.8(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 1992.)*

10.7	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of 1 August 1999. (Filed as Exhibit 10.13 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.7(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plan, adopted 1 January 2000. (Filed as Exhibit 10.13(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

Exhibit No.	Description

10.7(b)	Amendment No. 2 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Plans, adopted 11 April 2007.

10.8	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of 1 August 1999. (Filed as Exhibit 10.14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.8(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted 1 January 2000. (Filed as Exhibit 10.14(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.8(b)	Amendment No. 2 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Contribution Plans, adopted 11 April 2007.

10.9	Form of Severance Agreements that the Company has with each of its U.S. Executive Officers. (Filed as Exhibit 10.16 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.10	Form of Award Agreement under the Long Term Incentive Plan of the Company, used for the FY 2004 awards. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2003.)*

10.11	Amended and Restated Annual Incentive Plan of the Company, effective 1 October 2001. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2002.)*

10.11(a)	Amendment to the Amended and Restated Annual Incentive Plan of the Company effective 19 July 2006. (Filed as Exhibit 10.11(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.12	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.13	Terms and Conditions of the Global Employee Stock Option Awards of the Company effective 1 October 1995, 1997 and 1999. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.14	Terms and Conditions of the Stock Incentive Awards of the Company effective 1 October 1999, 2000, 2001 and 2002. (Filed as Exhibit 10.19 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.15	Air Products and Chemicals, Inc. Corporate Executive Committee Retention/Separation Program, effective July 17, 2003. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

10.16	Form of Severance Agreement that the Company has with one U.S. Executive Officer, effective 20 November 2003. (Filed as Exhibit 10.25 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2003.)*

10.17	Form of Award Agreement under the Long Term Incentive Plan of the Company used for the FY 2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.18	Description of Performance Criteria under the Annual Incentive Plan of the Company. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.19	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. Effective as of 23 January 2003, this program is offered under the Long-Term Incentive Plan. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

10.20	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2006 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2005.)*

Exhibit No.	Description

10.21	Amended and Restated Long Term Incentive Plan of the Company, effective 26 January 2006. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 March 2006.)*

10.21(a)	Amendments to the Amended and Restated Long Term Incentive Plan of the Company effective 18 May 2006 and 21 September 2006. (Filed as Exhibit 10.22(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.22	Amended and Restated Deferred Compensation Plan of the Company, formerly known as the Supplementary Savings Plan, effective 1 January 2005, reflecting amendments through 1 September 2006. (Filed as Exhibit 10.23 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.23	Amended and Restated Supplementary Pension Plan of the Company effective 1 January 2005 reflecting amendments through 30 September 2006. (Filed as Exhibit 10.24 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.24	Compensation Program for Directors of the Company, effective 1 October 2006. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.25	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2007 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2006.)*

10.26	Compensation Program for Nonemployee Directors of the Company, effective 1 October 2007.

10.27	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 October 2006 to reflect amendments through 30 September 2007.

12	Computation of Ratios of Earnings to Fixed Charges.

13	2006 Financial Review Section of the Annual Report to Shareholders for the fiscal year ended 30 September 2006, which is furnished to the Commission for information only and not filed except as portions are expressly incorporated by reference in this Report.

14	Code of Conduct. (Filed as Exhibit 14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.