Form 10-Q
period 2007-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2008-01-25
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ______________
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 21 January 2008
Common Stock, $1 par value	214,448,095

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2008 Outlook included on pages 23-24 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk factors that could impact results are discussed in the Company’s latest annual report on Form 10-K and under Forward-Looking Statements on page 27.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	31 December 2007	30 September 2007

ASSETS

CURRENT ASSETS
Cash and cash items	$96.5	$40.5
Trade receivables, less allowances for doubtful accounts	1,667.5	1,578.5
Inventories	517.3	486.6
Contracts in progress, less progress billings	214.9	259.6
Prepaid expenses	61.3	108.2
Other receivables and current assets	197.8	240.1
Current assets of discontinued operations	108.5	144.9

TOTAL CURRENT ASSETS	2,863.8	2,858.4

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	791.6	778.1
PLANT AND EQUIPMENT, at cost	14,910.2	14,600.3
Less accumulated depreciation	8,209.9	7,996.6

PLANT AND EQUIPMENT, net	6,700.3	6,603.7

GOODWILL	1,236.6	1,199.9
INTANGIBLE ASSETS, net	282.4	276.2
OTHER NONCURRENT ASSETS	867.0	638.6
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	272.6	304.6

TOTAL ASSETS	$13,014.3	$12,659.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,502.3	$1,550.9
Accrued income taxes	103.6	108.6
Short-term borrowings	463.8	593.3
Current portion of long-term debt	96.0	101.1
Current liabilities of discontinued operations	58.9	68.8

TOTAL CURRENT LIABILITIES	2,224.6	2,422.7

LONG-TERM DEBT	3,415.6	2,976.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	842.7	872.0
DEFERRED INCOME TAXES	735.3	705.6
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	9.6	9.8

TOTAL LIABILITIES	7,227.8	6,986.6

Minority interest in subsidiary companies	99.3	92.9
Minority interest of discontinued operations	84.2	84.4

TOTAL MINORITY INTEREST	183.5	177.3

COMMITMENTS AND CONTINGENCIES — See Note 9
SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2008 and 2007 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	770.2	759.5
Retained earnings	6,625.5	6,458.5
Accumulated other comprehensive loss	(82.9)	(142.9)
Treasury stock, at cost (2008 — 35,007,489 shares; 2007 — 34,099,899 shares)	(1,959.2)	(1,828.9)

TOTAL SHAREHOLDERS’ EQUITY	5,603.0	5,495.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,014.3	$12,659.5

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended
	31 December
	2007	2006

SALES	$2,473.6	$2,267.8
COSTS AND EXPENSES
Cost of sales	1,788.5	1,649.7
Selling and administrative	296.8	275.4
Research and development	30.3	32.1
Pension settlement	1.4	—
Other (income) expense, net	(15.4)	(6.8)

OPERATING INCOME	372.0	317.4
Equity affiliates’ income	25.3	27.3
Interest expense	41.0	39.1

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	356.3	305.6
Income tax provision	93.2	79.5
Minority interest in earnings of subsidiary companies	6.1	5.1

INCOME FROM CONTINUING OPERATIONS	257.0	221.0
INCOME FROM DISCONTINUED OPERATIONS, net of tax	6.7	9.3

NET INCOME	$263.7	$230.3

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.20	$1.02
Income from discontinued operations	.03	.04

Net Income	$1.23	$1.06

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.16	$.99
Income from discontinued operations	.03	.04

Net Income	$1.19	$1.03

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	214.8	216.7

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	222.3	223.4

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.38	$.34

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	31 December
	2007	2006

NET INCOME	$263.7	$230.3

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding (loss) gain on investments, net of income tax (benefit) of $(.8) and $3.4	(1.7)	6.0
Net unrecognized (loss) gain on derivatives qualifying as hedges, net of income tax (benefit) of $(2.0) and $1.1	(4.8)	2.6
Foreign currency translation adjustments, net of income tax (benefit) of $(5.5) and $(23.3)	55.6	86.0
Change in pension funded status, net of income tax of $3.6	10.9	—

TOTAL OTHER COMPREHENSIVE INCOME	60.0	94.6

COMPREHENSIVE INCOME	$323.7	$324.9

Amounts reclassified from other comprehensive income into earnings in 2008 and 2007 were not material.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2007	2006

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$263.7	$230.3
Income from discontinued operations, net of tax	(6.7)	(9.3)

Income from Continuing Operations	257.0	221.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	218.0	192.1
Deferred income taxes	20.8	15.3
Undistributed earnings of unconsolidated affiliates	(7.2)	(13.8)
Gain on sale of assets and investments	(6.2)	(.3)
Share-based compensation	17.1	16.6
Noncurrent capital lease receivables	(47.7)	(47.0)
Other	(30.1)	(21.1)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(77.4)	(36.6)
Inventories	(27.3)	(16.0)
Contracts in progress	47.0	52.5
Prepaid expenses	47.0	6.1
Payables and accrued liabilities	(85.9)	(224.9)
Other	42.9	6.5

CASH PROVIDED BY OPERATING ACTIVITIES (a)	368.0	150.4

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to plant and equipment (b)	(271.2)	(232.1)
Acquisitions, less cash acquired	(1.4)	—
Investment in and advances to unconsolidated affiliates	—	(1.5)
Proceeds from sale of assets and investments	9.0	12.5
Proceeds from insurance settlements	—	14.9
Change in restricted cash	(135.7)	—
Other	(.8)	(.4)

CASH USED FOR INVESTING ACTIVITIES	(400.1)	(206.6)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Long-term debt proceeds	160.5	53.8
Payments on long-term debt	(41.6)	(36.2)
Net increase in commercial paper and short-term borrowings	120.1	226.2
Dividends paid to shareholders	(81.9)	(73.9)
Purchase of Treasury Stock	(189.7)	(133.5)
Proceeds from stock option exercises	33.0	37.0
Excess tax benefit from share-based compensation/other	21.5	6.7

CASH PROVIDED BY FINANCING ACTIVITIES	21.9	80.1

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2007	2006

DISCONTINUED OPERATIONS
Cash (used for) provided by operating activities	(1.3)	9.0
Cash provided by (used for) investing activities	65.8	(6.2)
Cash used for financing activities	—	—

CASH PROVIDED BY DISCONTINUED OPERATIONS	64.5	2.8

Effect of Exchange Rate Changes on Cash	1.7	(.4)

Increase in Cash and Cash Items	56.0	26.3
Cash and Cash Items — Beginning of Year	40.5	31.0

Cash and Cash Items — End of Period	$96.5	$57.3

(a)	Pension plan contributions in 2008 and 2007 were $69.8 and $239.9, respectively.

(b)	Excludes capital lease additions of $.7 and $.6 in 2008 and 2007, respectively.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2007	2006

Revenues from external customers
Merchant Gases	$897.0	$740.0
Tonnage Gases	791.1	689.5
Electronics and Performance Materials	514.3	486.9
Equipment and Energy	100.3	195.6
Healthcare	170.9	155.8

Segment and Consolidated Totals	$2,473.6	$2,267.8

Operating income
Merchant Gases	$175.4	$139.2
Tonnage Gases	111.1	95.4
Electronics and Performance Materials	66.0	49.8
Equipment and Energy	9.3	26.8
Healthcare	13.6	9.4

Segment Totals	375.4	320.6
Other	(3.4)	(3.2)

Consolidated Totals	$372.0	$317.4

(Millions of dollars)

	30 December	30 September
	2007	2007

Identifiable assets (a)
Merchant Gases	$4,175.6	$3,984.4
Tonnage Gases	3,391.4	3,328.4
Electronics and Performance Materials	2,425.0	2,435.3
Equipment and Energy	376.2	362.6
Healthcare	938.1	918.9

Segment Totals	11,306.3	11,029.6
Other	535.3	402.3
Discontinued operations	305.1	381.6

Consolidated Totals	$12,146.7	$11,813.5

(a)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)

(Millions of dollars)

	Three Months Ended
	31 December
	2007	2006

Revenues from external customers
North America	1,212.8	1,223.4
Europe	807.5	664.4
Asia	403.9	341.6
Latin America	49.4	38.4

Total	$2,473.6	$2,267.8

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2007 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first quarter of 2008 other than those detailed in Note 2.
2. NEW ACCOUNTING STANDARDS
Uncertainty in Income Taxes
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN No. 48) on 1 October 2007. Upon adoption, the Company recognized a $25.5 increase to its liability for uncertain tax positions. This increase was recorded as an adjustment to beginning retained earnings for $13.7 and goodwill for $11.8.
At 1 October 2007, the Company had $94.3 of unrecognized tax benefits including $25.9 for the payment of interest and penalties. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. At 1 October 2007, $48.3 of the liability for unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not anticipate any significant changes in the amount of unrecognized income tax benefits over the next twelve months.
The Company remains subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Fiscal Years

North America
United States	2005 — 2007
Canada	2004 — 2007

Europe
United Kingdom	2005 — 2007
Ireland	2007
Germany	2002 — 2007
Belgium	2005 — 2007
France	2007
Netherlands	2005 — 2007
Spain	2003 — 2007

Asia
Taiwan	2005 — 2007
Korea	2002 — 2007
Business Combinations and Noncontrolling Interests
In December 2007, the FASB issued FASB Statements No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These Statements are effective for fiscal years beginning after 15 December 2008 and are to be applied prospectively. The Company is currently evaluating the effect of these Statements.

3. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan for the three months ended 31 December 2007:

Severance and Other Benefits

Accrual Balance at 30 September 2007	$8.4
Noncash Expenses	—
Cash Expenditures	(4.5)

Accrual Balance at 31 December 2007	$3.9

4. DISCONTINUED OPERATIONS
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. The balance sheet items of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.
HPPC Business
In September 2007, the Company’s Board of Directors approved the sale of its HPPC business, which had previously been reported as part of the Electronics and Performance Materials operating segment. The Company’s HPPC business consisted of the development, manufacture, and supply of high-purity process chemicals used in the fabrication of integrated circuits in the United States and Europe. The Company wrote down the assets of the HPPC business to net realizable value as of 30 September 2007, resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share) in the fourth quarter of 2007.
In October 2007, the Company executed an agreement of sale with KMG Chemicals, Inc. The sale closed on 31 December 2007 for cash proceeds of $69.3 and included manufacturing facilities in the United States and Europe. Certain receivables and inventories will be sold to KMG Chemicals, Inc. subsequent to 31 December 2007. In the first quarter of fiscal 2008, this business generated sales of $22.9 and income, net of tax, of $.2. Also, the Company recorded an additional loss of $.5 ($.3 after-tax) on the sale of the business. In the first quarter of fiscal 2007, this business generated sales of $22.9 and income, net of tax, of $.7.
Assets and liabilities of the discontinued HPPC business are summarized below:

	31 December 2007	30 September 2007

Trade receivables, less allowances	$2.5	$13.1
Inventories	2.1	15.4

Total Current Assets	$4.6	$28.5

Plant and equipment, net	$—	$33.5
Goodwill	—	5.4
Other noncurrent assets	—	.9

Total Noncurrent Assets	$—	$39.8

Payables and accrued liabilities	$6.2	$6.9

Total Current Liabilities	$6.2	$6.9

Polymer Emulsions Business
The Company announced it was exploring the sale of its Polymer Emulsions business in 2006 as part of the Company’s ongoing portfolio management activities. In November 2007, the Company’s Board of Directors granted the Company the authority to sell this business to its partner based on achieving certain contractual terms and conditions. On 11 December 2007, the Company announced it had signed a definitive agreement to sell its interest in its vinyl acetate ethylene (VAE) polymers joint ventures to Wacker Chemie AG, its long-time joint venture partner. As part of the agreement, the Company will receive $265 and Wacker’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses. The sale, which is subject to regulatory approvals and customary closing conditions, is expected to close in the second quarter of fiscal year 2008. The Company anticipates a gain on the sale of the Polymer Emulsions business in the range of $65 to $85 ($42 to $55 after-tax).
The sale consists of the global VAE polymers operations including production facilities located in Calvert City, Ky.; South Brunswick, N.J.; Cologne, Germany; and Ulsan, Korea; and commercial and research capabilities in Allentown, Pa., and Burghausen, Germany. The business produces VAE for use in adhesives, paints and coatings, paper and carpet applications.
Upon completion of the sale, the Company will assume full ownership of the Elkton and Piedmont plants and related North American atmospheric emulsions and global pressure sensitive adhesives business. The Company intends to sell these businesses.
The operating results of the Polymer Emulsions business including the Elkton and Piedmont facilities have been classified as discontinued operations and are summarized below:

	Three Months	Three Months
	Ended	Ended
	31 December 2007	31 December 2006

Sales	$151.2	$141.8

Income before taxes	$10.9	$13.8
Income tax provision	4.1	5.2

Income from operations of discontinued operations, net of tax	$6.8	$8.6

Details of balance sheet items for the Polymer Emulsions business including the Elkton and Piedmont facilities are summarized below:

	31 December 2007	30 September 2007

Cash and cash items	$.7	$1.8
Trade receivables, less allowances	64.5	78.5
Inventories	36.9	30.1
Prepaid expenses	1.6	1.3
Other receivables	.2	4.7

Total Current Assets	$103.9	$116.4

Investment in net assets of and advances to equity affiliates	$76.0	$67.9
Plant and equipment, net	164.3	166.3
Goodwill	30.3	29.7
Other noncurrent assets	2.0	.9

Total Noncurrent Assets	$272.6	$264.8

Payables and accrued liabilities	$47.7	$53.4
Accrued income taxes	1.9	2.2
Short-term borrowings	$3.1	6.3

Total Current Liabilities	$52.7	$61.9

	31 December 2007	30 September 2007

Deferred income taxes	$6.9	$6.9
Other noncurrent liabilities	2.7	2.9

Total Noncurrent Liabilities	$9.6	$9.8

Minority Interest	$84.2	$84.4

Cumulative Translation Adjustments (accumulated other comprehensive income)	$52.2	$45.9

5. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the quarter ended 31 December 2007 are as follows:

			Currency
	30 September	Adoption of	Translation	31 December
	2007	FIN No. 48	and Other	2007

Merchant Gases	$475.7	$9.4	$22.1	$507.2
Tonnage Gases	22.4	—	(.1)	22.3
Electronics and Performance Materials	308.1	—	(1.0)	307.1
Healthcare	393.7	2.4	3.9	400.0

	$1,199.9	$11.8	$24.9	$1,236.6

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The Company continues to monitor the U.S. Healthcare business as it relates to goodwill recoverability of this reporting unit within the Healthcare segment.
6. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. During the three months ended 31 December 2007, the Company granted 1.2 million stock options at a weighted-average exercise price of $98.85 and an estimated fair value of $31.84 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.4%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 4.4%-4.7%. In addition, the Company granted 222,972 deferred stock units at a weighted-average grant-date fair value of $100.99 and 25,893 restricted stock at a weighted-average grant-date fair value of $96.44. Refer to Note 15 in the Company’s 2007 annual report on Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the first quarter of 2008 was $17.1, before taxes of $6.6. Of the share-based compensation cost recognized, 75% was a component of selling and administrative expense, 9% a component of cost of sales, and 16% a component of research and development. Share-based compensation cost charged against income for the first quarter of 2007 was $16.6, before taxes of $6.4. The amount of share-based compensation cost capitalized in 2008 and 2007 was not material.

7. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2007	2006

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$257.0	$221.0
Income from discontinued operations	6.7	9.3

Net Income	$263.7	$230.3

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	214.8	216.7
Effect of dilutive securities
Employee stock options	6.3	5.6
Other award plans	1.2	1.1

	7.5	6.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	222.3	223.4

BASIC EPS
Income from continuing operations	$1.20	$1.02
Income from discontinued operations	.03	.04

Net Income	$1.23	$1.06

DILUTED EPS
Income from continuing operations	$1.16	$.99
Income from discontinued operations	.03	.04

Net Income	$1.19	$1.03

Options on 1.2 million shares and 1.5 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for 2008 and 2007, respectively.
8. RETIREMENT BENEFITS
A number of senior managers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. If payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year, settlement accounting is triggered under pension accounting rules. However, a settlement loss may not be recognized until the time the pension obligation is settled. The Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $1.4 in the first quarter of 2008, based on cash payments made. The Company expects to recognize an additional $25 to $30 for settlement losses in 2008, primarily in the second quarter. The actual amount of the settlement loss will be based upon current pension assumptions (e.g. discount rate) at the time cash payments are made to settle the obligations.
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three months ended 31 December 2007 and 2006 were as follows:

	Three Months Ended 31 December
	2007	2006	2007	2006
	Pension Benefits		Other Benefits

Service cost	$19.6	$20.0	$1.5	$1.5
Interest cost	45.7	41.5	1.4	1.3
Expected return on plan assets	(52.1)	(46.5)	—	—
Prior service cost (credit) amortization	.8	1.1	(.3)	(.5)
Actuarial loss amortization	9.9	14.3	.4	.6
Settlement and curtailment charges	1.4	—	—	—
Special termination benefits	—	—	—	—
Other	.9	.4	—	—

Net periodic benefit cost	$26.2	$30.8	$3.0	$2.9

During the three months ended 31 December 2007, pension contributions of $69.8 were made. The Company expects to contribute approximately $70 to the pension plans during the remainder of 2008. For the three months ended 31 December 2006, pension contributions of $239.9 were made. During 2007, total contributions were $290.0.
9. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In particular, during the second quarter of 2007, a unit of the Brazilian Ministry of Justice issued a report on its investigation of the Company’s Brazilian subsidiary, Air Products Brazil, and several other Brazilian industrial gas companies (subsequently, this report was recalled by such unit due to certain technical issues related to its release and has not been rereleased). The report recommended that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brazil and the other industrial gas companies for alleged anticompetitive activities. The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 31 December 2007 and 30 September 2007 included an accrual of $50.2 and $52.2, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $50.2 to a reasonably possible upper exposure of $63.2 as of 31 December 2007.
Refer to Note 19 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K for information on the Company’s environmental accrual related to the Pace, Florida, facility. At 31 December 2007, the accrual balance associated with this facility totaled $39.1.

10. SUPPLEMENTAL INFORMATION
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4 under these two authorizations. During the first quarter of fiscal year 2008, the Company purchased 2.0 million of its outstanding shares at a cost of $189.8. The Company will continue to purchase shares under these authorizations at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Industrial Revenue Bonds
During the first quarter of fiscal 2008, the Company issued Industrial Revenue bonds of $145.0, the proceeds of which must be held in escrow until related project spending occurs. As of 31 December 2007, $135.7 was classified as a noncurrent asset.
11. BUSINESS SEGMENTS
Previously, the Company reported results for the Chemicals segment, which consisted of the Polymer Emulsions business and the Polyurethane Intermediates (PUI) business. Beginning with the first quarter of 2008, the Polymer Emulsions business has been accounted for as discontinued operations as discussed in Note 2. Also beginning with the first quarter of 2008, the PUI business is reported as part of the Tonnage Gases segment as the PUI business model is similar to Tonnage Gases in that it has long-term contracts and raw material cost pass-through provisions. Prior period information has been restated to reflect this business reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2007 annual report on Form 10-K. An analysis of results for the first quarter of 2008, including an update to the Company’s 2008 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
FIRST QUARTER 2008 VS. FIRST QUARTER 2007
FIRST QUARTER 2008 IN SUMMARY
•	Sales of $2,474 were up 9% from the prior year, primarily due to volume growth in the Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Healthcare segments, improved pricing in Merchant Gases, and the favorable impact of currency effects. Equipment and Energy results were lower from decreased LNG activity and a one-time equipment sale in the prior year.

•	Operating income of $372 increased 17% from improved volumes, pricing, and favorable currency effects.

•	Net income of $264 increased 15% and diluted earnings per share of $1.19 increased 16%. A summary table of changes in diluted earnings per share is presented below.

•	The Company purchased 2.0 million of its outstanding shares at a cost of $189.8 under its share repurchase program.

•	The Company announced it had reached a definitive agreement to sell its interests in its Polymer Emulsions joint ventures to its partner Wacker Chemie AG (Wacker) for $265 plus Wacker’s interest in two production facilities.

•	The Company completed the sale of its High Purity Process Chemicals (HPPC) business to KMG Chemicals, Inc. for $69.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2008 Outlook provided on pages 23-24.

Changes in Diluted Earnings per Share
	Three Months Ended		Increase
	31 December		(Decrease)
	2007	2006

Diluted Earnings per Share	$1.19	$1.03	$.16

Operating Income (after-tax)
Underlying business
Volume			.03
Price/raw materials/mix			.05
Costs			.01
Acquisitions/divestitures			.02
Currency			.07

Operating Income			.18

Other (after-tax)
Equity affiliates’ income			(.01)
Interest expense			(.01)
Discontinued operations			(.01)
Average shares outstanding			.01

Other			(.02)

Total Change in Diluted Earnings per Share			$.16

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$2,473.6	$2,267.8	9%
Operating income	372.0	317.4	17%
Equity affiliates’ income	25.3	27.3	(7%)

Sales

% Change from
Prior Year

Underlying business
Volume	1%
Price/mix	1%
Acquisitions/divestitures	2%
Currency	4%
Natural gas/raw material cost pass-through	1%

Total Consolidated Change	9%

Sales of $2,473.6 increased 9%, or $205.8. Underlying base business growth accounted for 2% of the increase. Sales increased 1% from volumes as higher volumes in Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Healthcare were mostly offset by lower activity in Equipment and Energy as discussed in the Segment Analysis which follows. Improved pricing, primarily in the Merchant Gases segment, increased sales by 1%. The acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. (BOC Gazy) increased sales by 2%. Sales improved 4% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies. Higher natural gas/raw material contractual cost pass-

through to customers increased sales by 1% mainly due to higher natural gas prices.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$317
Underlying business
Volume	10
Price/raw materials/mix	15
Costs	2
Acquisitions/divestitures	7
Currency	21

Operating Income	$372

Operating income of $372.0 increased 17%, or $54.6.
•	Higher volumes in Merchant Gases and Electronics and Performance Materials, partially offset by lower activity in Equipment and Energy, increased operating income by $10 as discussed in the Segment Analysis which follows.

•	Operating income improved $15 from higher pricing in Merchant Gases.

•	Operating income increased $2 from costs, as benefits of productivity and the global cost reduction plan more than offset higher costs to support growth and inflation.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against key European and Asian currencies, increased operating income by $21.
Equity Affiliates’ Income
Income from equity affiliates of $25.3 decreased $2.0, or 7%, primarily due to the impairment of an equity affiliate in the Electronics and Performance Materials segment.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions/divestitures	2%
Currency	4%
Other costs	2%

Total S&A Change	8%

S&A expense of $296.8 increased 8%, or $21.4. S&A as a percent of sales declined to 12.0% from 12.1% in 2007. S&A increased by 2% due to the acquisition of BOC Gazy in Poland. Currency effects, driven by the weakening of the U.S. dollar against key European and Asian currencies, increased S&A by 4%. Underlying costs increased S&A by 2%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D decreased 6%, or $1.8. R&D decreased as a percent of sales to 1.2% from 1.4% in 2007.
Other (Income) Expense, Net
Other income of $15.4 increased $8.6. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2008 included the favorable impacts of asset management activities, including a gain of $5.6 related to the sale of a cost-based investment in Europe. Otherwise, no individual items were material in comparison to the prior year.

Interest Expense

	Three Months
	Ended 31 December
	2007	2006

Interest incurred	$47.2	$41.1
Less: interest capitalized	6.2	2.0

Interest expense	$41.0	$39.1

Interest incurred increased $6.1. The increase resulted from a higher average debt balance excluding currency effects and the impact of a weaker U.S. dollar on the translation of foreign currency interest, partially offset by lower average interest rates. Capitalized interest increased by $4.2 due to increased project levels in the Tonnage Gases segment.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes less minority interest.
The effective tax rate was 26.6% and 26.5% in the first quarter of 2008 and 2007, respectively.
Discontinued Operations
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 4 of the consolidated financial statements for additional details.
The Company wrote down the assets of the HPPC business to net realizable value as of 30 September 2007, resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share) in the fourth quarter of 2007. On 31 December 2007, the Company completed the sale of its HPPC business to KMG Chemicals, Inc., resulting in an additional loss of $.5 ($.3 after-tax) in the first quarter of 2008. The HPPC business generated sales of $22.9 and $22.9 and income, net of tax, of $.2 and $.7 in the first quarter of 2008 and 2007, respectively.
On 11 December 2007, the Company announced it had signed a definitive agreement to sell its vinyl acetate ethylene polymers joint ventures to Wacker Chemie AG (Wacker), its long-time joint venture partner. The sale, which is subject to regulatory approvals and customary closing conditions, is expected to close in the second quarter of fiscal year 2008. As part of the agreement, the Company will receive $265 and Wacker’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses. The Polymer Emulsions business generated sales of $151.2 and $141.8 and income, net of tax, of $6.8 and $8.6 in the first quarter of 2008 and 2007, respectively.
Net Income
Net income was $263.7 compared to $230.3 in 2007. Diluted earnings per share was $1.19 compared to $1.03 in 2007. A summary table of changes in earnings per share is presented on page 18.
Segment Analysis
Merchant Gases

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$897.0	$740.0	21%
Operating income	175.4	139.2	26%
Equity affiliates’ income	25.2	21.1	19%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	3%
Acquisitions/divestitures	6%
Currency	7%

Total Merchant Gases Change	21%

Sales of $897.0 increased 21%, or $157.0. Underlying base business growth improved sales by 8%. Sales increased 5% from higher volumes, primarily in North America where demand for liquid nitrogen in the oil field services industry increased significantly and due to continued growth across Asia. Overall volume growth was limited due to continued limited availability of argon and helium in most regions. Pricing increased sales by 3%, primarily from pricing actions to recover higher power, distribution, and other manufacturing costs in North America and Europe.
Acquisitions/divestitures improved sales by 6% due to the acquisition of BOC Gazy in Poland. Sales increased 7% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies.
Merchant Gases Operating Income
Operating income of $175.4 increased 26%, or $36.2. Favorable operating income variances resulted from improved pricing and customer mix of $19, higher volumes of $13, and currency of $12. Operating income declined $11 from higher costs to support growth and inflation partially offset by productivity improvements.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $25.2 increased $4.1, with higher income reported by affiliates in all regions, primarily affiliates in Europe and Asia.
Tonnage Gases

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$791.1	$689.5	15%
Operating income	111.1	95.4	16%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	5%
Acquisitions/divestitures	2%
Currency	3%
Natural gas/raw material cost pass-through	5%

Total Tonnage Gases Change	15%

Beginning in the first quarter of 2008, the Company’s Polyurethane Intermediates (PUI) business results are included in the Tonnage Gases segment as the PUI business model is similar to Tonnage Gases in that it has long-term contracts and raw material cost pass-through provisions. The PUI business had previously been reported in the Company’s Chemicals segment. Prior period information has been restated to reflect this business reorganization.
Sales of $791.1 increased 15%, or $101.6. Underlying base business volume growth increased sales by 5%, primarily due to improved plant loading.

The acquisition of BOC Gazy in Poland increased sales by 2%. Sales increased 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher natural gas and raw material costs contractually passed-through to customers increased sales by 5%.
Tonnage Gases Operating Income
Operating income of $111.1 increased 16%, or $15.7. Operating income increased by $7 from improved variable costs and efficiencies, $5 from the sale of a cost-based investment in Europe, and $3 from currency. Higher costs decreased operating income by $3, primarily due to higher planned maintenance spending.
Electronics and Performance Materials

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$514.3	$486.9	6%
Operating income	66.0	49.8	33%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	(1%)
Currency	2%

Total Electronics and Performance Materials Change	6%

Sales of $514.3 increased 6%, or $27.4. Underlying base business growth increased sales by 4%. Electronics volumes increased from higher specialty materials sales partially offset by lower equipment sales. Performance Materials volumes were higher from increased demand in environmentally friendly formulations and products that assist in energy efficiency and productivity. Pricing decreased sales by 1%, as electronic specialty materials continued to experience pricing pressure. Favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.
Electronics and Performance Materials Operating Income
Operating income of $66.0 increased 33%, or $16.2. Operating income increased $14 from higher volumes, $5 from currency, and $5 from lower costs due to productivity and product rationalization efforts. Lower pricing, net of variable costs, decreased operating income by $8.
Equipment and Energy

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$100.3	$195.6	(49%)
Operating income	9.3	26.8	(65%)

Equipment and Energy Sales and Operating Income
Sales of $100.3 decreased by $95.3, primarily from lower liquefied natural gas (LNG) activity and a one-time energy related equipment sale that occurred in the prior year. Operating income of $9.3 decreased by $17.5, primarily from lower LNG heat exchanger activity. Prior year results included a benefit from the cancellation of an exchanger order due to a project termination by a customer.
The sales backlog for the Equipment business at 31 December 2007 was $246, compared to $258 at 30 September 2007.

Healthcare

	Three Months
	Ended 31 December
	2007	2006	% Change

Sales	$170.9	$155.8	10%
Operating income	13.6	9.4	45%

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	6%
Price/mix	(2%)
Currency	6%

Total Healthcare Change	10%

Sales of $170.9 increased 10%, or $15.1. Sales increased 6% due to higher volumes on continued growth in Spain and the U.K., partially offset by lower volumes in the U.S. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 6%.
Healthcare Operating Income
Operating income of $13.6 increased 45%, or $4.2 primarily from higher volumes and lower costs in Europe.
Other

	Three Months
	Ended 31 December
	2007	2006

Operating (loss)	($3.4)	($3.2)

Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Polymer Emulsions business. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.
The operating loss of $3.4 increased by $.2. No individual items were material in comparison to the prior year.
2008 OUTLOOK
The Company’s priority is to improve return on capital and expand margins by loading existing assets, driving productivity, and maintaining capital discipline by focusing capital investment on growth opportunities. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first three months of 2008 was higher by 1.8% compared to the prior year while global manufacturing activity was higher by 3.4% based on preliminary data. The Company originally anticipated domestic manufacturing growth between 2% and 3% and global manufacturing growth between 3.5% and 4.0% for its fiscal year 2008. These estimates remain unchanged.
Segments
•	Merchant Gases results should continue to improve year-to-year from recent pricing actions and fuel-based surcharges while product availability is expected to remain an issue in certain regions. The segment should also benefit from additional capacity brought onstream over the course of 2008 in Asia and North America.

•	Tonnage Gases should benefit from the addition of new capacity, improved plant loading, and increased productivity.

•	In Electronics and Performance Materials, results should continue to improve from product rationalization efforts, higher volumes, new products, and share gain from new market application successes.

•	Equipment and Energy results are expected to be lower from a decrease in LNG activity and higher energy development spending.

•	The Healthcare segment should benefit from stronger volume performance in the U.S., as well as continued volume strength in Europe.
Discontinued Operations
The Company anticipates a gain on the sale of its Polymer Emulsions Business in the second quarter of fiscal year 2008 in the range of $65 to $85 ($42 to $55 after-tax).
Global Cost Reduction Plans
Based on actions taken in the first quarter, the Company does not expect a material change to the original estimated cost savings from its global cost reduction plan of $44 for 2008 and $48 annually beyond 2008.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be between $1,100 and $1,200 for 2008. The Company intends to continue to evaluate acquisition opportunities and investments in equity affiliates.
Pension Settlements
The Company expects to record approximately $25 to $30 related to the cash settlement of pension plan liabilities in the remainder of 2008, the majority of which is expected to be recognized in the second quarter.
SHARE-BASED COMPENSATION
Refer to Note 6 to the consolidated financial statements for information on the Company’s share-based compensation programs. For additional information on the valuation and accounting for the various programs, refer to Note 15 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K.
PENSION BENEFITS
Refer to Note 8 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on pages 6-7.
Operating Activities from Continuing Operations
For the first three months, net cash provided by operating activities increased $217.6. This increase was primarily due to a reduction in the use of working capital of $158.7 as well as higher earnings from continuing operations of $36.0. Cash used for payables and accrued liabilities decreased by $139.0, due mainly to lower pension plan contributions. A tax refund of $35 was also received during the quarter.
Investing Activities from Continuing Operations
Cash used for investing activities increased $193.5 due principally to the issuance of Industrial Revenue Bonds. During the first quarter of fiscal 2008, the company issued $145.0 of Industrial Revenue Bonds, the proceeds of which must be held in escrow until related project spending occurs. As of 31 December 2007, $135.7 was classified as a noncurrent asset and reflected as a use of cash in investing activities.
Capital expenditures for continuing operations are detailed in the table below. The higher spending in additions to plant and equipment was due to higher project spending in the Merchant Gases, Tonnage Gases, and Electronics and Performance Materials segments.

	Three Months Ended
	31 December
	2007	2006

Additions to plant and equipment	$271.2	$232.1
Acquisitions, less cash acquired	1.4
Investment in and advances to unconsolidated affiliates	—	1.5
Capital leases	.7	.6

Total Capital Expenditures	$273.3	$234.2

Financing Activities from Continuing Operations
Cash provided by financing activities decreased $58.2. This decrease is principally attributable to an increase in the use of cash for the purchase of Treasury Stock of $56.2. Net borrowings (short- and long-term proceeds net of repayments) were $239.0 in 2008 versus $243.8 in the prior year. Long-term debt proceeds of $160.5 received in 2008 included $145.0 from Industrial Revenue Bonds.
Total debt at 31 December 2007 and 30 September 2007, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 41.3% and 39.8%, respectively. Total debt increased from $3,670.9 at 30 September 2007 to $3,975.4 at 31 December 2007.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 31 December 2007. No borrowings were outstanding under these commitments. Additional commitments totaling $306.4 are maintained by the Company’s foreign subsidiaries, of which $196.4 was utilized at 31 December 2007.
The estimated fair value of the Company’s long-term debt, including current portion, as of 31 December 2007 was $3,590.4 compared to a book value of $3,511.6.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4 under these two authorizations. During the first quarter of fiscal year 2008, the Company purchased 2.0 million of its outstanding shares at a cost of $189.8. The Company will continue to purchase shares under these authorizations at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2007 annual report on Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K and Note 9 in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the Company’s 2007 annual report on Form 10-K. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The Company’s principal related parties are equity affiliates operating in industrial gas and chemicals businesses. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the Company’s 2007 annual report on Form 10-K.
There were no material changes to market risk sensitivities for interest rate risk, foreign currency exchange rate risk, or commodity price risk since 30 September 2007.
The net financial instrument position increased from a liability of $3,157.3 at 30 September 2007 to a liability of $3,639.1 at 31 December 2007, primarily due to the issuance of new long-term debt and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
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
The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2007 annual report on Form 10-K. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in Note 2 to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.
NEW ACCOUNTING STANDARDS
See Note 2 to the consolidated financial statements for information concerning the Company’s implementation and impact of new accounting standards.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation, overall economic and business conditions different than those currently anticipated; future financial and operating performance of major customers and industries served by the Company; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; unanticipated contract terminations or customer cancellation or postponement of sales; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; and the timing and rate at which tax credits can be utilized. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 26 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 December 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.
Changes have been made to the Company’s risk factors as disclosed in Form 10-K for the year ended 30 September 2007, reflecting the elimination of the Company’s Chemicals reporting segment. Risk factors have been restated below in their entirety.
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
Operations. Inherent in the Company’s operations of its facilities, pipelines and delivery systems are hazards that require continuous oversight and control. If operational risks materialize, they could result in loss of life, damage to the environment or loss of production, all of which could negatively impact the Company’s on-going operations, financial results and cash flow. While the safety and security of the Company’s operations have always been a priority, the Company has significantly expanded its efforts in this area since the terrorist attacks of September 11, 2001. It has been an active participant in the development and implementation of the American Chemistry Council’s Responsible Care Security Code and has implemented this Code at all global facilities. Security vulnerability assessments (“SVA”) were conducted and necessary security upgrades implemented at facilities in North American, Europe and Asia. The Company has also developed global security standards to address the safety and security of its global supply chain, and has been validated in the U.S. Customs and Border Protection’s “Customs — Trade Partnership Against Terrorism” (C-TPAT) Program. The Company is also focused on meeting the requirements of the new Department of Homeland Security’s Chemical Facility Anti-Terrorism Standard as it applies to the Company’s U.S. facilities.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On 20 September 2007 the Company’s Board of Directors authorized the repurchase of an additional $1 billion of common stock. The program does not have a stated expiration date. This additional $1 billion program will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Purchases of Equity Securities by the Issuer

				(d) Maximum
				Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	(a) Total		Purchased as Part	that May Yet Be
	Number of	(b) Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs(1)(2)
10/1-10/31/07	471,699	$97.01	471,699	$390,851,919.45
11/1-11/30/07	1,106,300	$94.11	1,106,300	$286,739,468.40
12/1-12/31/07	395,550	$100.84	395,550	$246,851,155.99
TOTAL	1,973,549	$96.15	1,973,549	$246,851,155.99

(1)	On 22 March 2006, the Company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 16 March 2006.

(2)	For the quarter ending 31 December 2007, the Company expended $189.7 million in cash for the repurchase of shares, which was composed of $183.8 million for shares repurchased during the quarter and $5.9 million for shares repurchased in September 2007 and settling in October 2008. $6.0 million was reported as an accrued liability on the balance sheet for share repurchases executed in December 2007 and settling in January 2008.

Item 6.	Exhibits.
Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards.

10.2	Air Products and Chemicals, Inc. Corporate Executive Committee Separation Program, as amended and restated effective January 1, 2008.

10.3	Change in Control Severance Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 20, 2007 and is incorporated by reference.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc. (Registrant)

Date: 25 January 2008	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards.

10.2	Air Products and Chemicals, Inc. Corporate Executive Committee Separation Program, as amended and restated effective January 1, 2008.

10.3	Change in Control Severance Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 20, 2007 and is incorporated by reference.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.