Form 10-Q
period 2008-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2008-04-25
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 23 April 2008

Common Stock, $1 par value	210,663,178

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2008 Outlook included in Management’s Discussion and Analysis (MD&A) in this quarterly filing. Risk factors that could impact results are discussed in the Company’s latest annual report on Form 10-K and under Forward-Looking Statements in the MD&A of this quarterly filing.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except for share data)
	31 March 2008	30 September 2007

ASSETS

CURRENT ASSETS
Cash and cash items	$138.8	$40.5
Trade receivables, less allowances for doubtful accounts	1,798.4	1,578.5
Inventories	533.7	486.6
Contracts in progress, less progress billings	170.6	259.6
Prepaid expenses	85.7	108.2
Other receivables and current assets	240.6	240.1
Current assets of discontinued operations	23.7	144.9

TOTAL CURRENT ASSETS	2,991.5	2,858.4

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	842.9	778.1
PLANT AND EQUIPMENT, at cost	15,389.0	14,600.3
Less accumulated depreciation	8,532.6	7,996.6

PLANT AND EQUIPMENT, net	6,856.4	6,603.7

GOODWILL	1,280.5	1,199.9
INTANGIBLE ASSETS, net	306.1	276.2
OTHER NONCURRENT ASSETS	931.9	638.6
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	19.1	304.6

TOTAL ASSETS	$13,228.4	$12,659.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,569.5	$1,550.9
Accrued income taxes	133.2	108.6
Short-term borrowings	692.9	593.3
Current portion of long-term debt	47.5	101.1
Current liabilities of discontinued operations	10.6	68.8

TOTAL CURRENT LIABILITIES	2,453.7	2,422.7

LONG-TERM DEBT	3,646.4	2,976.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	871.7	872.0
DEFERRED INCOME TAXES	614.9	705.6
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	9.8

TOTAL LIABILITIES	7,586.7	6,986.6

Minority interest in subsidiary companies	117.4	92.9
Minority interest of discontinued operations	—	84.4

TOTAL MINORITY INTEREST	117.4	177.3

COMMITMENTS AND CONTINGENCIES — See Note 9
SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2008 and 2007 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	789.6	759.5
Retained earnings	6,846.0	6,458.5
Accumulated other comprehensive loss	(47.1)	(142.9)
Treasury stock, at cost (2008 — 38,792,406 shares; 2007 — 34,099,899 shares)	(2,313.6)	(1,828.9)

TOTAL SHAREHOLDERS’ EQUITY	5,524.3	5,495.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,228.4	$12,659.5

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Millions of dollars, except for share data)
	Three Months Ended		Six Months Ended
	31 March		31 March
	2008	2007	2008	2007

SALES	$2,605.3	$2,298.0	$5,078.9	$4,565.8
COSTS AND EXPENSES
Cost of sales	1,903.8	1,675.9	3,692.3	3,325.6
Selling and administrative	311.8	283.6	608.6	559.0
Research and development	34.3	32.3	64.6	64.4
Pension settlement	26.3	—	27.7	—
Other (income) expense, net	(9.1)	(2.4)	(24.5)	(9.2)

OPERATING INCOME	338.2	308.6	710.2	626.0
Equity affiliates’ income	42.4	27.5	67.7	54.8
Interest expense	39.1	37.3	80.1	76.4

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	341.5	298.8	697.8	604.4
Income tax provision	83.9	77.6	177.1	157.1
Minority interest in earnings of subsidiary companies	4.5	4.4	10.6	9.5

INCOME FROM CONTINUING OPERATIONS	253.1	216.8	510.1	437.8
INCOME FROM DISCONTINUED OPERATIONS, net of tax	61.2	10.8	67.9	20.1

NET INCOME	$314.3	$227.6	$578.0	$457.9

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.19	$1.00	$2.39	$2.02
Income from discontinued operations	.29	.05	.32	.09

Net Income	$1.48	$1.05	$2.71	$2.11

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.15	$.97	$2.31	$1.96
Income from discontinued operations	.28	.05	.31	.09

Net Income	$1.43	$1.02	$2.62	$2.05

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	212.3	216.5	213.6	216.6

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	219.2	223.4	220.8	223.4

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.44	$.38	$.82	$.72

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

(Millions of dollars)
	Three Months Ended
	31 March
	2008	2007

NET INCOME	$314.3	$227.6

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding (loss) gain on investments, net of income tax (benefit) of $(1.4) and $4.8	(2.5)	7.9
Net unrecognized (loss) gain on derivatives qualifying as hedges, net of income tax (benefit) of $(4.5) and $.2	(6.4)	.7
Foreign currency translation adjustments, net of income tax (benefit) of $(65.1) and $(5.2)	91.8	15.8
Reclassification adjustment for foreign currency translation adjustment realized in net income (a)	(53.7)	—
Change in pension funded status, net of income tax of $4.9	6.6	—

TOTAL OTHER COMPREHENSIVE INCOME	35.8	24.4

COMPREHENSIVE INCOME	$350.1	$252.0

(Millions of dollars)
	Six Months Ended
	31 March
	2008	2007

NET INCOME	$578.0	$457.9

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding (loss) gain on investments, net of income tax (benefit) of $(2.2) and $8.1	(4.2)	13.9
Net unrecognized (loss) gain on derivatives qualifying as hedges, net of income tax (benefit) of $(6.4) and $1.3	(11.2)	3.3
Foreign currency translation adjustments, net of income tax (benefit) of $(70.6) and $(28.5)	147.4	101.8
Reclassification adjustment for foreign currency translation adjustment realized in net income (a)	(53.7)	—
Change in pension funded status, net of income tax of $8.4	17.5	—

TOTAL OTHER COMPREHENSIVE INCOME	95.8	119.0

COMPREHENSIVE INCOME	$673.8	$576.9

(a)	In the second quarter of 2008, the Company completed the sale of its Polymer Emulsions business as discussed in Note 4. Accordingly, the related foreign currency translation results of this business were reclassified from other comprehensive income to earnings.

Other amounts reclassified from other comprehensive income into earnings in 2008 and 2007 were not material.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of dollars)

	Six Months Ended 31 March
	2008	2007

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$578.0	$457.9
Income from discontinued operations, net of tax	(67.9)	(20.1)

Income from continuing operations	510.1	437.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	442.1	386.9
Deferred income taxes	34.6	4.3
Undistributed earnings of unconsolidated affiliates	(42.6)	(34.8)
Loss on sale of assets and investments	1.2	1.1
Share-based compensation	33.0	31.4
Noncurrent capital lease receivables	(118.5)	(42.9)
Other	(9.5)	46.9
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(162.6)	(66.3)
Inventories	(35.9)	(14.0)
Contracts in progress	75.9	7.1
Prepaid expenses	23.3	(164.7)
Payables and accrued liabilities	(73.2)	(235.5)
Other	(43.9)	29.5

CASH PROVIDED BY OPERATING ACTIVITIES (a)	634.0	386.8

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to plant and equipment (b)	(529.5)	(488.7)
Acquisitions, less cash acquired	(1.7)	(20.0)
Investment in and advances to unconsolidated affiliates	—	(1.5)
Proceeds from sale of assets and investments	14.5	15.6
Proceeds from insurance settlements	—	14.9
Change in restricted cash	(132.3)	—
Other	(4.5)	.7

CASH USED FOR INVESTING ACTIVITIES	(653.5)	(479.0)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Long-term debt proceeds	461.6	461.3
Payments on long-term debt	(94.7)	(48.0)
Net increase in commercial paper and short-term borrowings	84.9	(38.4)
Dividends paid to shareholders	(163.4)	(147.5)
Purchase of Treasury Stock	(560.2)	(255.2)
Proceeds from stock option exercises	41.8	103.9
Excess tax benefit from share-based compensation/other	25.8	22.6

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(204.2)	98.7

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Millions of dollars)

	Six Months Ended 31 March
	2008	2007

DISCONTINUED OPERATIONS
Cash used for operating activities	(2.9)	(2.1)
Cash provided by (used for) investing activities	321.5	(6.1)
Cash provided by financing activities	—	4.8

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	318.6	(3.4)

Effect of Exchange Rate Changes on Cash	3.4	2.3

Increase in Cash and Cash Items	98.3	5.4
Cash and Cash Items — Beginning of Year	40.5	31.0

Cash and Cash Items — End of Period	$138.8	$36.4

(a)	Pension plan contributions in 2008 and 2007 were $118.3 and $255.9, respectively.

(b)	Excludes capital lease additions of $.7 and $.8 in 2008 and 2007, respectively.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Six Months Ended
	31 March		31 March
	2008	2007	2008	2007

Revenues from external customers
Merchant Gases	$901.6	$784.5	$1,798.6	$1,524.5
Tonnage Gases	867.2	695.8	1,658.3	1,385.3
Electronics and Performance Materials	562.1	528.8	1,076.4	1,015.7
Equipment and Energy	104.7	131.8	205.0	327.4
Healthcare	169.7	157.1	340.6	312.9

Segment and Consolidated Totals	$2,605.3	$2,298.0	$5,078.9	$4,565.8

Operating income
Merchant Gases	$166.9	$141.2	$342.3	$280.4
Tonnage Gases	111.1	92.2	222.2	187.6
Electronics and Performance Materials	67.6	56.5	133.6	106.3
Equipment and Energy	10.0	16.4	19.3	43.2
Healthcare	9.4	7.0	23.0	16.4

Segment Totals	365.0	313.3	740.4	633.9
Other (a)	(26.8)	(4.7)	(30.2)	(7.9)

Consolidated Totals	$338.2	$308.6	$710.2	$626.0

(Millions of dollars)

	31 March	30 September
	2008	2007

Identifiable assets (b)
Merchant Gases	$4,387.4	$3,984.4
Tonnage Gases	3,448.7	3,328.4
Electronics and Performance Materials	2,515.4	2,435.3
Equipment and Energy	368.3	362.6
Healthcare	968.5	918.9

Segment Totals	11,688.3	11,029.6
Other	654.4	402.3
Discontinued operations	42.8	381.6

Consolidated Totals	$12,385.5	$11,813.5

(a)	Other includes pension settlement charges of $26.3 and $27.7 for the three and six months ended 31 March 2008, respectively.

(b)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Six Months Ended
	31 March		31 March
	2008	2007	2008	2007

Revenues from external customers
North America	$1,294.2	$1,230.6	$2,507.0	$2,454.1
Europe	856.6	683.6	1,664.1	1,348.0
Asia	403.5	345.1	807.4	686.7
Latin America	51.0	38.7	100.4	77.0

Total	$2,605.3	$2,298.0	$5,078.9	$4,565.8

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, Spain, and the U.K. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2007 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first six months of 2008 other than those detailed in Note 2.
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
The Company remains subject to examination in the following major tax jurisdictions for the years indicated below. The following schedule has been revised to reflect the tax years closed during the current period.

Major Tax Jurisdiction	Open Tax Fiscal Years

North America
United States	2005 — 2007
Canada	2006 — 2007

Europe
United Kingdom	2005 — 2007
Germany	2006 — 2007
Belgium	2005 — 2007
Netherlands	2005 — 2007
Poland	2002 — 2007
Spain	2003 — 2007

Asia
Taiwan	2001 — 2007
Korea	2003 — 2007
Business Combinations and Noncontrolling Interests
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These Statements are effective for fiscal years beginning after 15 December 2008 and are to be applied prospectively, except for the presentation and disclosure requirements of SFAS No. 160 which are applied retrospectively for all periods presented. The Company is currently evaluating the effect of these Statements.
Disclosures about Derivatives and Hedging
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the effect of SFAS No. 161.
3. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan for the six months ended 31 March 2008:

Severance and
Other Benefits

Accrual Balance at 30 September 2007	$8.4
Noncash Expenses	—
Cash Expenditures	(6.5)

Accrual Balance at 31 March 2008	$1.9

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
In October 2007, the Company executed an agreement of sale with KMG Chemicals, Inc. The sale closed on 31 December 2007 for cash proceeds of $69.3 and included manufacturing facilities in the United States and Europe. Subsequent to the sale, certain receivables and inventories are being sold to KMG Chemicals, Inc. In the first quarter of 2008, this business generated sales of $22.9 and income, net of tax, of $.2. Also, the Company recorded an additional loss of $.5 ($.3 after-tax) on the sale of the business. In 2007, the HPPC business generated sales of $22.1 and $45.0 and income, net of tax, of $.7 and $1.4 in the three and six months ended 31 March 2007, respectively.
Assets and liabilities of the discontinued HPPC business are summarized below:

	31 March 2008	30 September 2007

Trade receivables, less allowances	$2.5	$13.1
Inventories	2.1	15.4

Total Current Assets	$4.6	$28.5

	31 March 2008	30 September 2007

Plant and equipment, net	$—	$33.5
Goodwill	—	5.4
Other noncurrent assets	—	.9

Total Noncurrent Assets	$—	$39.8

Payables and accrued liabilities	$.2	$6.9

Total Current Liabilities	$.2	$6.9

Polymer Emulsions Business
On 11 December 2007, the Company announced it had signed a definitive agreement to sell its interest in its vinyl acetate ethylene (VAE) polymers joint ventures to Wacker Chemie AG, its long-time joint venture partner. The sale closed on 31 January 2008. As part of the agreement, the Company received Wacker Chemie AG’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses plus cash proceeds of $258.2. The Company recognized a gain on the sale of the Polymer Emulsions business of $89.5 ($57.7 after-tax).
The sale consisted of the global VAE polymers operations including production facilities located in Calvert City, Ky.; South Brunswick, N.J.; Cologne, Germany; and Ulsan, Korea; and commercial and research capabilities in Allentown, Pa., and Burghausen, Germany. The business produces VAE for use in adhesives, paints and coatings, paper and carpet applications.
Upon completion of the sale, the Company assumed full ownership of the Elkton and Piedmont plants and related North American atmospheric emulsions and global pressure sensitive adhesives business. The Company is currently actively marketing these businesses.
The operating results of the Polymer Emulsions business including the Elkton and Piedmont facilities have been classified as discontinued operations and are summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2008	2007	2008	2007

Sales	$78.8	$153.2	$230.0	$295.0

Income before taxes	$4.7	$16.2	$15.6	$30.0
Income tax provision	1.4	6.1	5.5	11.3

Income from operations of discontinued operations	$3.3	$10.1	$10.1	$18.7
Gain on sale of business, net of tax	57.7	—	57.7	—

Income from discontinued operations, net of tax	$61.0	$10.1	$67.8	$18.7

Details of balance sheet items for the Polymer Emulsions business including the Elkton and Piedmont facilities are summarized below:

	31 March 2008	30 September 2007

Cash and cash items	$—	$1.8
Trade receivables, less allowances	12.6	78.5
Inventories	6.5	30.1
Prepaid expenses	—	1.3
Other receivables	—	4.7

Total Current Assets	$19.1	$116.4

	31 March 2008	30 September 2007

Investment in net assets of and advances to equity affiliates	$—	$67.9
Plant and equipment, net	19.1	166.3
Goodwill	—	29.7
Other noncurrent assets	—	.9

Total Noncurrent Assets	$19.1	$264.8

Payables and accrued liabilities	$10.4	$53.4
Accrued income taxes	—	2.2
Short-term borrowings	—	6.3

Total Current Liabilities	$10.4	$61.9

Deferred income taxes	$—	$6.9
Other noncurrent liabilities	—	2.9

Total Noncurrent Liabilities	$—	$9.8

Minority Interest	$—	$84.4

Cumulative Translation Adjustments (accumulated other comprehensive income)	$—	$45.9

5. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2008 are as follows:

				Currency
		Adoption of	Acquisitions and	Translation and	31 March
	30 September 2007	FIN No. 48	Adjustment	Other	2008

Merchant Gases	$475.7	$9.4	$(3.3)	$63.3	$545.1
Tonnage Gases	22.4	—	—	(3.3)	19.1
Electronics and Performance Materials	308.1	—	.1	2.2	310.4
Healthcare	393.7	2.4	1.6	8.2	405.9

	$1,199.9	$11.8	$(1.6)	$70.4	$1,280.5

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
The U.S. Healthcare business has operated below plan through the first six months of this fiscal year. While the Company continues to execute its plan to increase volume in key product lines such as respiratory therapy, the Company is evaluating its strategic alternatives. The Company expects to complete this process during the third quarter of this fiscal year. The Company continues to monitor the recoverability of goodwill of this reporting unit within the Healthcare segment. The asset value of the U.S. Healthcare business at 31 March 2008 was $456.1, of which $294.3 was goodwill.

6. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the six months ended 31 March 2008, the Company granted 1.2 million stock options at a weighted-average exercise price of $98.85 and an estimated fair value of $31.84 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.4%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 4.4%-4.7%. In addition, the Company granted 242,238 deferred stock units at a weighted-average grant-date fair value of $100.17 and 25,893 restricted shares at a weighted-average grant-date fair value of $96.44. Refer to Note 15 in the Company’s 2007 annual report on Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three and six months ended 31 March 2008 was $16.0 ($9.9 after-tax) and $33.0 ($20.3 after-tax), respectively. Of the share-based compensation cost recognized, 75% was a component of selling and administrative expense, 16% a component of cost of sales, and 9% a component of research and development. Share-based compensation cost charged against income in the three and six months ended 31 March 2007 was $15.0 ($9.2 after-tax) and $31.4 ($19.3 after-tax), respectively. The amount of share-based compensation cost capitalized in 2008 and 2007 was not material.
7. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2008	2007	2008	2007

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$253.1	$216.8	$510.1	$437.8
Income from discontinued operations	61.2	10.8	67.9	20.1

Net Income	$314.3	$227.6	$578.0	$457.9

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	212.3	216.5	213.6	216.6
Effect of dilutive securities
Employee stock options	5.8	5.7	6.1	5.7
Other award plans	1.1	1.2	1.1	1.1

	6.9	6.9	7.2	6.8

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	219.2	223.4	220.8	223.4

BASIC EPS
Income from continuing operations	$1.19	$1.00	$2.39	$2.02
Income from discontinued operations	.29	.05	.32	.09

Net Income	$1.48	$1.05	$2.71	$2.11

DILUTED EPS
Income from continuing operations	$1.15	$.97	$2.31	$1.96
Income from discontinued operations	.28	.05	.31	.09

Net Income	$1.43	$1.02	$2.62	$2.05

Options on 1.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2008. Options on 1.5 million shares were antidilutive and excluded from the computation for the three and six months ended 31 March 2007.

8. RETIREMENT BENEFITS
A number of corporate officers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. However, a settlement loss may not be recognized until the time the pension obligation is settled. Based on cash payments made, the Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $1.4 and $26.3 in the first and second quarter of 2008, respectively. The Company expects to recognize an additional $1 to $2 for settlement losses in the remainder of 2008.
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost were as follows:

	Three Months Ended 31 March
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Service cost	$19.6	$20.3	$1.5	$1.4
Interest cost	45.5	41.9	1.4	1.4
Expected return on plan assets	(52.0)	(46.9)	—	—
Prior service cost (credit) amortization	.8	1.0	(.3)	(.4)
Actuarial loss amortization	9.8	14.3	.4	.5
Settlement and curtailment charges	26.3	—	—	—
Special termination benefits	.5	—	—	—
Other	.1	.5	—	—

Net periodic benefit cost	$50.6	$31.1	$3.0	$2.9

	Six Months Ended 31 March
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Service cost	$39.2	$40.3	$3.0	$2.9
Interest cost	91.2	83.4	2.9	2.7
Expected return on plan assets	(104.1)	(93.4)	—	—
Prior service cost (credit) amortization	1.6	2.1	(.7)	(.9)
Actuarial loss amortization	19.7	28.6	.8	1.1
Settlement and curtailment charges	27.7	—	—	—
Special termination benefits	.5	—	—	—
Other	1.0	.9	—	—

Net periodic benefit cost	$76.8	$61.9	$6.0	$5.8

During the six months ended 31 March 2008, pension contributions of $118.3 were made. The Company expects to contribute approximately $19 to the pension plans during the remainder of 2008. For the six months ended 31 March 2007, pension contributions of $255.9 were made. During 2007, total contributions were $290.0.

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
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 31 March 2008 and 30 September 2007 included an accrual of $52.1 and $52.2, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $52 to a reasonably possible upper exposure of $65 as of 31 March 2008.
Refer to Note 19 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K for background information on the Company’s environmental accrual related to the Pace, Florida, facility. At 31 March 2008, the accrual balance associated with this facility totaled $40.1. The Company has implemented many of the remedial corrective measures at the Pace, Florida, facility required under 1995 Consent Orders issued by the Florida Department of Environmental Protection and the United States Environmental Protection Agency. Contaminated soils have been bioremediated and the treated soils have been secured in a lined onsite disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. The Company has recently conducted an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990’s might be suitable to more quickly and effectively remove groundwater contaminants. Based on our assessment results, we are now conducting a focused feasibility study to identify potential new approaches to more effectively remove contaminants.
10. SUPPLEMENTAL INFORMATION
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4. During the first six months of fiscal year 2008, the Company purchased 6.0 million of its outstanding shares at a cost of $554.3. The Company has completed the 2006 authorization and will continue to purchase shares under the 2007 authorization at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Bond Issuances
On 6 February 2008, the Company issued a $300.0 fixed rate 4.15% bond which matures on 1 February 2013. During the first quarter of fiscal 2008, the Company issued Industrial Revenue bonds of $145.0, the proceeds of which must be held in escrow until related project spending occurs. As of 31 March 2008, $132.3 was classified as a noncurrent asset.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2007 annual report on Form 10-K. An analysis of results for the second quarter and first six months of 2008, including an update to the Company’s 2008 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
SECOND QUARTER 2008 VS. SECOND QUARTER 2007
SECOND QUARTER 2008 IN SUMMARY
•	Sales of $2,605 were up 13% from the prior year, primarily due to volume growth in the Tonnage Gases and Electronics and Performance Materials segments, improved pricing in Merchant Gases, and the favorable impact of currency effects.

•	Operating income of $338 increased 10% from improved volumes and favorable currency effects, partially offset by a pension settlement charge of $26 for the 2007 retirements of certain corporate officers.

•	Net income of $314 increased 38% and diluted earnings per share of $1.43 increased 40%. A summary table of changes in diluted earnings per share is presented below. The Company sold its interest in its Polymer Emulsions joint ventures to its partner Wacker Chemie AG (Wacker) for cash proceeds of $258 plus Wacker’s interest in two production facilities resulting in an after-tax gain of $58.

•	The Company purchased 4.0 million of its outstanding shares at a cost of $364.5 under its share repurchase program.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2008 Outlook provided on page 31.

Changes in Diluted Earnings per Share

	Three Months Ended
	31 March		Increase
	2008	2007	(Decrease)

Diluted Earnings per Share	$1.43	$1.02	$.41

Operating Income (after-tax)
Underlying business
Volume			.08
Price/raw materials/mix			.01
Costs			—
Acquisitions/divestitures			.02
Currency			.07
Pension settlement			(.08)

Operating Income			.10

Other (after-tax)
Equity affiliates’ income			.05
Discontinued operations			.23
Income tax rate			.01
Average shares outstanding			.02

Other			.31

Total Change in Diluted Earnings per Share			$.41

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$2,605.3	$2,298.0	13%
Operating income	338.2	308.6	10%
Equity affiliates’ income	42.4	27.5	54%

Sales

% Change from
Prior Year

Underlying business
Volume	4%
Price/mix	1%
Acquisitions/divestitures	2%
Currency	4%
Natural gas cost pass-through	2%

Total Consolidated Change	13%

Sales of $2,605.3 increased 13%, or $307.3. Underlying base business growth accounted for 5% of the increase. Sales increased 4% from volumes as higher volumes in Tonnage Gases, Electronics and Performance Materials, and Healthcare were partially offset by lower activity in Equipment and Energy, as discussed in the Segment Analysis which follows. Improved pricing, primarily in the Merchant Gases segment, increased sales by 1%. The acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. (BOC Gazy) increased sales by 2%. Sales improved 4% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against key

European currencies. Higher natural gas contractual cost pass-through to customers increased sales by 2%.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$309
Underlying business
Volume	24
Price/raw materials/mix	4
Costs	1
Acquisitions/divestitures	6
Currency	20
Pension settlement	(26)

Operating Income	$338

Operating income of $338.2 increased 10%, or $29.6.
•	Higher volumes in Tonnage Gases and Electronics and Performance Materials, partially offset by lower activity in Equipment and Energy, increased operating income by $24 as discussed in the Segment Analysis which follows.

•	Improved pricing in Merchant Gases, partially offset by lower pricing in Electronics and Performance Materials, increased operating income by $4.

•	Operating income increased $1 from reduced costs, as benefits of productivity and the global cost reduction plan more than offset inflation and higher costs to support growth.

•	Favorable currency effects, primarily from the weakening of the U.S. dollar against key European currencies, increased operating income by $20.

•	A pension settlement charge for the 2007 retirements of certain corporate officers decreased operating income by $26.
Equity Affiliates’ Income
Income from equity affiliates of $42.4 increased $14.9, or 54%, primarily due to higher income from equity affiliates in all regions of the Merchant Gases segment. Results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions/divestitures	3%
Currency	2%
Other costs	5%

Total S&A Change	10%

S&A expense of $311.8 increased 10%, or $28.2. S&A as a percent of sales declined to 12.0% from 12.3% in 2007. S&A increased by 3% due to the acquisition of BOC Gazy in the third quarter of 2007. Currency effects, driven by the weakening of the U.S. dollar against key European and Asian currencies, increased S&A by 2%. Underlying costs increased S&A by 5%, as productivity gains were more than offset by inflation and higher costs to support growth.

Research and Development (R&D)
R&D increased 6%, or $2.0. R&D decreased as a percent of sales to 1.3% from 1.4% in 2007.
Pension Settlement
A number of corporate officers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. However, a settlement loss may not be recognized until the time the pension obligation is settled. Based on cash payments made, the Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $1.4 and $26.3 in the first and second quarter of 2008, respectively. The Company expects to recognize an additional $1 to $2 for settlement losses in the remainder of 2008.
Other (Income) Expense, Net
Other income of $9.1 increased $6.7. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. No individual items were material in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 March
	2008	2007

Interest incurred	$45.7	$40.2
Less: interest capitalized	6.6	2.9

Interest Expense	$39.1	$37.3

Interest incurred increased $5.5. The increase resulted from a higher average debt balance excluding currency effects and the impact of a weaker U.S. dollar on the translation of foreign currency interest, partially offset by lower average interest rates. Capitalized interest increased by $3.7 primarily due to increased project levels in the Tonnage Gases segment.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest.
The effective tax rate was 24.9% and 26.4% in the second quarter of 2008 and 2007, respectively. The remaining difference in the rates was due to a tax benefit associated with foreign operations and other higher credits and adjustments.
Discontinued Operations
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 4 of the consolidated financial statements for additional details.
On 31 December 2007, the Company completed the sale of its HPPC business to KMG Chemicals, Inc., resulting in an additional loss of $.5 ($.3 after-tax) in the first quarter of 2008. The HPPC business generated sales of $22.1 and income, net of tax, of $.7 in the second quarter of 2007.
On 31 January 2008, the Company completed the sale of its interest in its vinyl acetate ethylene polymers joint ventures to Wacker Chemie AG (Wacker), its long-time joint venture partner. As part of the agreement, the Company received cash proceeds of $258.2 and Wacker’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses. The Company recognized a gain on the sale of the Polymer

Emulsions business of $89.5 ($57.7 after-tax). The Polymer Emulsions business generated sales of $78.8 and $153.2 and income, net of tax, of $3.3 and $10.1 in the second quarter of 2008 and 2007, respectively.
Net Income
Net income was $314.3 compared to $227.6 in 2007. Diluted earnings per share was $1.43 compared to $1.02 in 2007. A summary table of changes in earnings per share is presented on page 18.
Segment Analysis
Merchant Gases

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$901.6	$784.5	15%
Operating income	166.9	141.2	18%
Equity affiliates’ income	36.7	23.3	58%

Merchant Gases Sales

% Change from
Prior Year
Underlying business
Volume	(1%)
Price/mix	4%
Acquisitions/divestitures	5%
Currency	7%

Total Merchant Gases Change	15%

Sales of $901.6 increased 15%, or $117.1. Underlying base business growth improved sales by 3%. Improved volumes from the sale of gas increased sales by 3%. Lower equipment activity decreased sales by 4%. Pricing increased sales by 4% across all regions, primarily from pricing actions to recover higher power, distribution, and other manufacturing costs.
Acquisitions/divestitures improved sales by 5% due to the acquisition of BOC Gazy in the third quarter of 2007. Sales increased 7% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies.
Merchant Gases Operating Income
Operating income of $166.9 increased 18%, or $25.7. Favorable operating income variances resulted from improved pricing and customer mix of $21 and currency of $10. Operating income declined $9 from higher costs, primarily increased distribution costs.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $36.7 increased $13.4, from higher income from equity affiliates in all regions. Results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.
Tonnage Gases

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$867.2	$695.8	25%
Operating income	111.1	92.2	20%

Tonnage Gases Sales

% Change from
Prior Year
Underlying business
Volume	12%
Acquisitions/divestitures	2%
Currency	3%
Natural gas cost pass-through	8%

Total Tonnage Gases Change	25%

Sales of $867.2 increased 25%, or $171.4. Underlying base business volume growth increased sales by 12%, primarily due to improved plant loading and new plants brought on-stream in Europe and Asia.
The acquisition of BOC Gazy in the third quarter of 2007 increased sales by 2%. Sales increased 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher natural gas contractual costs pass-through to customers increased sales by 8%.
Tonnage Gases Operating Income
Operating income of $111.1 increased 20%, or $18.9. Operating income increased by $14 from higher volumes and $3 from favorable currency effects.
Electronics and Performance Materials

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$562.1	$528.8	6%
Operating income	67.6	56.5	20%

Electronics and Performance Materials Sales

% Change from
Prior Year
Underlying business
Volume	5%
Price/mix	(1%)
Currency	2%

Total Electronics and Performance
Materials Change	6%

Sales of $562.1 increased 6%, or $33.3. Underlying base business growth increased sales by 4%. In Electronics, higher volumes in specialty materials and tonnage gases were partially offset by lower equipment sales and product rationalization efforts. Higher volumes in Europe and the Middle East increased sales in Performance Materials. Pricing decreased sales by 1%, as electronic specialty materials continued to experience pricing pressure. Favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.
Electronics and Performance Materials Operating Income
Operating income of $67.6 increased 20%, or $11.1. Operating income increased $19 from higher volumes, and $6 from currency. Lower pricing, net of variable costs, decreased operating income by $15.

Equipment and Energy

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$104.7	$131.8	(21%)
Operating income	10.0	16.4	(39%)

Equipment and Energy Sales and Operating Income
Sales of $104.7 decreased by $27.1, primarily from lower liquefied natural gas (LNG) activity as expected. Operating income of $10.0 decreased by $6.4, primarily from lower LNG heat exchanger activity, partially offset by improved large air separation unit project performance.
The sales backlog for the Equipment business at 31 March 2008 was $203, compared to $258 at 30 September 2007. The decrease is primarily due to a decline in the large air separation unit backlog.
Healthcare

	Three Months
	Ended 31 March
	2008	2007	% Change

Sales	$169.7	$157.1	8%
Operating income	9.4	7.0	34%

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	2%
Price/mix	(1%)
Currency	7%

Total Healthcare Change	8%

Sales of $169.7 increased 8%, or $12.6. Sales increased 2% due to higher volumes on continued growth in Spain and the U.K., partially offset by lower volumes in the U.S. Service mix decreased sales by 1% as prior year results included higher emergency billings during the stabilization period of the U.K. respiratory contract. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 7%.
Healthcare Operating Income
Operating income of $9.4 increased 34%, or $2.4 primarily from higher volumes in Europe and favorable currency effects.
Other

	Three Months
	Ended 31 March
	2008	2007

Operating (loss)	($26.8)	($4.7)

Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Polymer Emulsions business. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.
The operating loss of $26.8 increased by $22.1. Results in 2008 included the pension settlement charge of $26.3. No other individual items were material in comparison to the prior year.

FIRST SIX MONTHS 2008 VS. FIRST SIX MONTHS 2007
FIRST SIX MONTHS 2008 IN SUMMARY
•	Sales of $5,079 were up 11% from the prior year, due to volume growth in Merchant Gases, Tonnage Gases, and Electronics and Performance Materials, improved pricing in Merchant Gases, and favorable currency effects.

•	Operating income of $710 increased 13% from volume growth, improved pricing, and favorable currency effects, partially offset by a pension settlement charge of $28 for the 2007 retirements of certain corporate officers.

•	Net income of $578 increased 26% and diluted earnings per share of $2.62 increased 28%. A summary table of changes in earnings per share is presented below. The Company sold its interest in its Polymer Emulsions joint ventures to its partner Wacker Chemie AG (Wacker) for cash proceeds of $258 plus Wacker’s interest in two production facilities resulting in an after-tax gain of $58. The Company completed the sale of its High Purity Process Chemicals (HPPC) business to KMG Chemicals, Inc. for $69.

•	The Company purchased 6.0 million of its outstanding shares at a cost of $554.3 under its share repurchase program.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2008 Outlook provided on page 31.

Changes in Diluted Earnings per Share

	Six Months Ended
	31 March		Increase
	2008	2007	(Decrease)

Diluted Earnings per Share	$2.62	$2.05	$.57

Operating Income (after-tax)
Underlying business
Volume			.11
Price/raw materials/mix			.06
Costs			.01
Acquisitions/divestitures			.04
Currency			.14
Pension settlement			(.08)

Operating Income			.28

Other (after-tax)
Equity affiliates’ income			.04
Interest expense			(.01)
Discontinued operations			.22
Income tax rate			.01
Average shares outstanding			.03

Other			.29

Total Change in Diluted Earnings per Share			$.57

RESULTS OF OPERATIONS
Consolidated Results

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$5,078.9	$4,565.8	11%
Operating income	710.2	626.0	13%
Equity affiliates’ income	67.7	54.8	24%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	2%
Price/mix	1%
Acquisitions/divestitures	2%
Currency	4%
Natural gas cost pass-through	2%

Total Consolidated Change	11%

Sales of $5,078.9 increased 11%, or $513.1. Underlying base business growth accounted for 3% of the increase. Sales increased 2% from higher volumes across all segments, partially offset by lower activity in Equipment and Energy, as discussed in the Segment Analysis which follows. Pricing increased sales by 1%, primarily due to improved pricing in the Merchant Gases segment, partially offset by lower pricing in Electronics and Performance Materials. Sales improved 4% from favorable currency effects, primarily the weakening of the U.S. dollar against key European currencies. Higher natural gas contractual cost pass-through to customers increased sales by 2%.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$626
Underlying business
Volume	34
Price/raw materials/mix	18
Costs	4
Acquisitions/divestitures	14
Currency	42
Pension settlement	(28)

Operating Income	$710

Operating income of $710.2 increased 13%, or $84.2.
•	Higher volumes across all segments, partially offset by lower Equipment and Energy activity increased operating income by $34, as discussed in the Segment Analysis which follows.

•	Higher pricing in Merchant Gases, partially offset by price declines in Electronics and Performance Materials improved operating income by $18.

•	Operating income increased by $4 as improved productivity and the benefits of the cost reduction plan more than offset inflation and higher costs to support growth.

•	Favorable currency effects, primarily the weakening of the U.S. dollar against key European currencies, increased operating income by $42.

•	A pension settlement charge for the 2007 retirements of certain corporate officers decreased operating income by $28.
Equity Affiliates’ Income
Income from equity affiliates of $67.7 increased $12.9, or 24%, primarily due to higher income from equity affiliates in all regions of the Merchant Gases segment. Results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.
Selling and Administrative Expense (S&A)

% Change from
Prior Year

Acquisitions/divestitures	2%
Currency	3%
Other costs	4%

Total S&A Change	9%

S&A expense of $608.6 increased 9%, or $49.6. S&A as a percent of sales declined to 12.0% from 12.2% in 2007. S&A increased 2% from the acquisition of BOC Gazy. Currency effects, driven by the weakening of the U.S. dollar against key European and Asian currencies, increased S&A by 3%. Underlying costs increased S&A by 4%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D increased $.2. R&D decreased as a percent of sales to 1.3% from 1.4% in 2007.
Pension Settlement
A number of corporate officers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. However, a settlement loss may not be recognized until the time the pension obligation is settled. Based on cash payments made, the Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $1.4 and $26.3 in the first and second quarter of 2008, respectively. The Company expects to recognize an additional $1 to $2 for settlement losses in the remainder of 2008.
Other (Income) Expense, Net
Other income of $24.5 increased $15.3. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. Results in 2008 included the favorable impacts of asset management activities, including a gain of $5.6 related to the sale of a cost-based investment in Europe. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Six Months
	Ended 31 March
	2008	2007

Interest incurred	$92.9	$81.3
Less: interest capitalized	12.8	4.9

Interest Expense	$80.1	$76.4

Interest incurred increased $11.6. The increase resulted from a higher average debt balance excluding currency effects, and the impact of a weaker U.S. dollar on the translation of foreign currency interest, partially offset by lower average interest rates. Capitalized interest increased by $7.9 primarily due to increased project levels in the Tonnage Gases segment.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest.
The effective tax rate was 25.8% and 26.4% in 2008 and 2007, respectively. The remaining difference in the rates was due to a tax benefit associated with foreign operations and other higher credits and adjustments.
Discontinued Operations
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 4 of the consolidated financial statements for additional details.
The Company wrote down the assets of the HPPC business to net realizable value as of 30 September 2007, resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share) in the fourth quarter of 2007. On 31 December 2007, the Company completed the sale of its HPPC business to KMG Chemicals, Inc., resulting in an additional loss of $.5 ($.3 after-tax) in the first quarter of 2008. The HPPC business generated sales of $22.9 and $45.0 and income, net of tax, of $.4 and $1.4 in 2008 and 2007, respectively.

On 31 January 2008, the Company completed the sale of its interest in its vinyl acetate ethylene polymers joint ventures to Wacker Chemie AG (Wacker), its long-time joint venture partner. As part of the agreement, the Company received cash proceeds of $258.2 and Wacker’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses. The Company recognized a gain on the sale of the Polymer Emulsions business of $89.5 ($57.7 after-tax). The Polymer Emulsions business generated sales of $230.0 and $295.0 and income, net of tax, of $10.1 and $18.7 in 2008 and 2007, respectively.
Net Income
Net income was $578.0 compared to $457.9 in 2007. Diluted earnings per share was $2.62 compared to $2.05 in 2007. A summary table of changes in earnings per share is presented on page 25.
Segment Analysis
Merchant Gases

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$1,798.6	$1,524.5	18%
Operating income	342.3	280.4	22%
Equity affiliates’ income	61.9	44.4	39%

Merchant Gases Sales

% Change from Prior Year

Underlying business
Volume	2%
Price/mix	4%
Acquisitions/divestitures	5%
Currency	7%

Total Merchant Gases Change	18%

Sales of $1,798.6 increased 18%, or $274.1. Underlying base business growth improved sales by 6%. Improved volumes from the sale of gas increased sales by 4%, primarily in North America where demand for liquid nitrogen in the oil field services industry increased and continued growth across Asia. Lower equipment activity decreased sales by 2%. Overall volume growth was limited due to continued limited availability of argon and helium in most regions. Pricing increased sales by 4%, primarily from pricing actions to recover higher power, distribution, and other manufacturing costs in North America and Europe.
The acquisition of BOC Gazy in the third quarter of 2007 increased sales by 5%. Sales increased 7% from favorable currency effects, primarily by the weakening of the U.S. dollar against key European and Asian currencies.
Merchant Gases Operating Income
Operating income of $342.3 increased 22%, or $61.9. Favorable operating income variances resulted from improved pricing and customer mix of $40, currency effects of $22, and higher volumes of $13. Operating income declined $20 from inflation and higher costs to support growth.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $61.9 increased $17.5, from higher income from equity affiliates in all regions. Results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.

Tonnage Gases

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$1,658.3	$1,385.3	20%
Operating income	222.2	187.6	18%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	9%
Acquisitions/divestitures	2%
Currency	3%
Natural gas cost pass-through	6%

Total Tonnage Gases Change	20%

Sales of $1,658.3 increased 20%, or $273.0. Underlying base business volume growth increased sales by 9% primarily due to improved plant loading.
The acquisition of BOC Gazy in the third quarter of 2007 improved sales by 2%. Sales increased 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro. Higher natural gas contractual cost pass-through to customers increased sales by 6%.
Tonnage Gases Operating Income
Operating income of $222.2 increased 18%, or $34.6. Operating income increased by $15 from higher volumes, $4 from improved variable costs and efficiencies, $5 from favorable currency effects, and $5 from the sale of a cost-based investment in Europe.
Electronics and Performance Materials

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$1,076.4	$1,015.7	6%
Operating income	133.6	106.3	26%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	(1%)
Currency	2%

Total Electronics and Performance
Materials Change	6%

Sales of $1,076.4 increased 6%, or $60.7. Underlying base business growth increased sales by 4%. In Electronics, higher volumes in specialty materials and tonnage gases were partially offset by lower equipment sales and product rationalization efforts. Higher volumes in Europe and the Middle East increased sales in Performance Materials. Pricing decreased sales by 1%, as electronic specialty materials continued to experience pricing pressure. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.

Electronics and Performance Materials Operating Income
Operating income of $133.6 increased 26%, or $27.3. Operating income increased $34 from higher volumes, $10 from favorable currency effects, and $6 from lower costs due to productivity and product rationalization efforts. Operating income declined by $22 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing.
Equipment and Energy

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$205.0	$327.4	(37%)
Operating income	19.3	43.2	(55%)

Equipment and Energy Sales and Operating Income
Sales of $205.0 decreased by $122.4, primarily from lower liquefied natural gas (LNG) activity and a one-time energy related equipment sale that occurred in the prior year. Operating income of $19.3 decreased by $23.9, primarily from lower LNG heat exchanger activity. Prior year results included a benefit from the cancellation of an exchanger order due to a project termination by a customer.
The sales backlog for the Equipment business at 31 March 2008 was $203, compared to $258 at 30 September 2007. The decrease is primarily due to a decline in the large air separation unit backlog.
Healthcare

	Six Months
	Ended 31 March
	2008	2007	% Change

Sales	$340.6	$312.9	9%
Operating income	23.0	16.4	40%

Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	4%
Price/mix	(1%)
Currency	6%

Total Healthcare Change	9%

Sales of $340.6 increased 9%, or $27.7. Sales increased 4% due to higher volumes on continued growth in Spain and the U.K., partially offset by lower volumes in the U.S. Service mix decreased sales by 1% as prior year results included higher emergency billings during the stabilization period of the U.K. respiratory contract. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 6%.
Healthcare Operating Income
Operating income of $23.0 increased $6.6, as higher volumes in Europe were mostly offset by lower volumes in the U.S.
Other

	Six Months
	Ended 31 March
	2008	2007

Operating loss	($30.2)	($7.9)

Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Polymer Emulsions business. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.
The operating loss of $30.2 increased by $22.3. Results in 2008 included the pension settlement charge of $27.7. No other individual items were material in comparison to the prior year.
2008 OUTLOOK
The Company’s priority is to improve return on capital and expand margins by loading existing assets, driving productivity, and maintaining capital discipline by focusing capital investment on growth opportunities. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first six months of 2008 was higher by 2.3% compared to the prior year while global manufacturing activity for the first four months of 2008 was higher by 3.5% based on preliminary data. The Company originally anticipated domestic manufacturing growth between 2% and 3% and global manufacturing growth between 3.5% and 4.0% for its fiscal year 2008. The Company currently estimates domestic manufacturing growth around 2% and global manufacturing growth around 3%.
Segments
•	Merchant Gases volumes should improve driven by new applications and improved loading. The business will continue to implement pricing increases to recover higher costs.

•	Tonnage Gases should benefit from new plants brought on-stream.

•	In Electronics and Performance Materials, results should continue to improve from higher volumes and the benefits of product rationalization efforts.

•	Equipment and Energy results are expected to be lower from a decrease in LNG activity and higher energy development spending and maintenance outages.

•	The U.S. Healthcare business has operated below plan through the first six months of this fiscal year. While the Company continues to execute its plan to increase volume in key product lines such as respiratory therapy, the Company is evaluating its strategic alternatives. The Company expects to complete this process during the third quarter of this fiscal year. The Company continues to monitor the recoverability of goodwill of this reporting unit within the Healthcare segment. The asset value of the U.S. Healthcare business at 31 March 2008 was $456.1, of which $294.3 was goodwill.
Global Cost Reduction Plan
Based on actions taken in the second quarter, the Company does not expect a material change to the original estimated cost savings from its global cost reduction plan of $44 for 2008 and $48 annually beyond 2008.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be between $1,100 and $1,200 for 2008. The Company intends to continue to evaluate acquisition opportunities and investments in equity affiliates.
Pension Settlements
The Company recorded settlement losses of $27.7 related to the cash settlement of pension plan liabilities in the first six months of 2008. The Company does not expect any material additional pension settlements for the remainder of 2008.

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
Operating Activities from Continuing Operations
For the first six months, net cash provided by operating activities increased $247.2. This increase was primarily due to a reduction in the use of working capital of $227.5. Cash used for payables and accrued liabilities decreased by $162.3, due mainly to an increase in customer advances related to sale of equipment projects. Cash provided by prepaid expenses in 2008 was $188.0 favorable from 2007, which included a prepayment of U.S. federal income taxes.
Investing Activities from Continuing Operations
Cash used for investing activities increased $174.5 due principally to the issuance of Industrial Revenue Bonds. During the first quarter of fiscal 2008, the Company issued $145.0 of Industrial Revenue Bonds, the proceeds of which must be held in escrow until related project spending occurs. As of 31 March 2008, $132.3 was classified as a noncurrent asset and reflected as a use of cash in investing activities.
Capital expenditures for continuing operations are detailed in the table below.

	Six Months Ended
	31 March
	2008	2007

Additions to plant and equipment	$529.5	$488.7
Acquisitions, less cash acquired	1.7	20.0
Investment in and advances to unconsolidated affiliates	—	1.5
Capital leases	.7	.8

Total Capital Expenditures	$531.9	$511.0

Financing Activities from Continuing Operations
Cash used for financing activities increased $302.9, due principally to an increase of $305.0 in the use of cash for the purchase of Treasury Stock. Net borrowings (short- and long-term proceeds net of repayments) were $451.8 in 2008 versus $374.9 in the prior year. Long-term debt proceeds of $461.6 in 2008 included $300.0 from the issuance of a fixed-rate 4.15% five-year bond and $145.0 from Industrial Revenue Bonds.
Total debt at 31 March 2008 and 30 September 2007, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 43.7% and 39.8%, respectively. Total debt increased from $3,670.9 at 30 September 2007 to $4,386.8 at 31 March 2008.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 31 March 2008. No borrowings were outstanding under these commitments. Additional commitments totaling $395.2 are maintained by the Company’s foreign subsidiaries, of which $272.7 was utilized at 31 March 2008.

The estimated fair value of the Company’s long-term debt, including current portion, as of 31 March 2008 was $3,785.4 compared to a book value of $3,693.9.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4. During the first six months of fiscal year 2008, the Company purchased 6.0 million of its outstanding shares at a cost of $554.3. The Company has completed the 2006 authorization and will continue to purchase shares under the 2007 authorization at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
On 20 March 2008, the Board of Directors increased the quarterly cash dividend 16% from 38 cents to 44 cents per share. Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter.
Discontinued Operations
Cash provided by discontinued operations in 2008 was $318.6 compared to cash used for discontinued operations of $3.4 in 2007. Proceeds from the sales of the Polymer Emulsions Business for $258.2 and the HPPC business for $69.3 were included in 2008.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. Other than the new long-term debt issuances discussed above, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2007 annual report on Form 10-K.
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
The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease of $116 and $95 in the net liability position of financial instruments at 31 March

2008 and 30 September 2007, respectively. A 100 basis point decrease in market interest rates would result in an increase of $125 and $103 in the net liability position of financial instruments at 31 March 2008 and 30 September 2007, respectively.
There were no material changes to market risk sensitivities for foreign currency exchange rate risk or commodity price risk since 30 September 2007.
The net financial instrument position increased from a liability of $3,157.3 at 30 September 2007 to a liability of $3,854.3 at 31 March 2008, primarily due to the issuance of new long-term debt and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
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
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation, overall economic and business conditions different than those currently anticipated; future financial and operating performance of major customers and industries served by the Company; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or a natural disaster; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; charges related to portfolio management, goodwill recoverability, business restructuring and cost reduction actions; the success of implementing cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; unanticipated contract terminations or customer cancellation or postponement of projects or sales; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; and the timing and rate at which tax credits can be utilized. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis discussion of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 March 2008 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On 13 March  2008, the Company was notified that the U.S. Environmental Protection Agency had made a referral to the U.S. Department of Justice concerning alleged violations of the Resource Conservation and Recovery Act (RCRA) related to sulfuric acid exchange at the Company’s Pasadena, Texas facility. The Company disputes these allegations and will defend against any proceedings that may arise in connection with this matter. The Company cannot, at this time, reasonably predict the ultimate outcome of any such proceedings or the sanctions, if any, that will be imposed, but the Company does not expect that any sums it may have to pay in connection with this matter would have a materially adverse effect on its consolidated financial position or net cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer

				(d) Maximum Number
				(or Approximate
				Dollar Value) of
			(c) Total Number of	Shares (or Units)
			Shares (or Units)	that May Yet Be
			Purchased as Part	Purchased Under the
	(a) Total Number of	(b) Average Price	of Publicly	Plans or
	Shares (or Units)	Paid per Share	Announced Plans or	Programs
Period	Purchased	(or Unit)	Programs	(1)(2)
1/1 — 1/31/08	1,672,700	$89.68	1,672,700	$1,096,843,514
2/1 — 2/29/08	1,051,400	$90.40	1,051,400	$1,001,799,781
3/1 — 3/31/08	1,343,300	$88.93	1,343,300	$882,343,346

TOTAL	4,067,400	$89.62	4,067,400	$882,343,346

(1)	On 22 March 2006, the Company announced plans to purchase up to $1.5 billion of Air Products and Chemicals, Inc. common stock under a share repurchase program approved by the Company’s Board of Directors on 16 March 2006. This program was completed during the second quarter of fiscal year 2008.

(2)	On 20 September 2007 the Company’s Board of Directors authorized the repurchase of an additional $1 billion of common stock. The program does not have a stated expiration date. This additional $1 billion program will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.

(3)	For the quarter ending 31 March 2008, the Company expended $370.5 million in cash for the repurchase of shares, which was composed of $364.5 million for shares repurchased during the quarter and $6.0 million for shares repurchased in December 2007 and settling in January 2008.
Item 4. Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders of the Registrant was held on 24 January 2008.

b.	The following directors were elected at the meeting: Michael J. Donahue, Ursula O. Fairbairn, John P. Jones III and Lawrence S. Smith. Directors whose term of office continued after the meeting include: Mario L. Baeza, Edward E. Hagenlocker, John E. McGlade, Charles H. Noski, William L. Davis, III, W. Douglas Ford, Evert Henkes and Margaret G. McGlynn.

c.	The following matters were voted on at the Annual Meeting:

1.	Election of Directors

	NUMBER OF VOTES CAST
NAME OF DIRECTOR	FOR	AGAINST OR WITHHELD
Michael J. Donahue	189,758,144	3,760,113
Ursula O. Fairbairn	185,883,725	7,634,532
John P. Jones III	188,923,144	4,595,113
Lawrence S. Smith	190,426,485	3,091,772
2.	Ratification of the appointment of KPMG LLP of Philadelphia, Pennsylvania, as independent auditor for the registrant for the fiscal year ending 30 September 2008

NUMBER OF VOTES CAST
	AGAINST
	OR
FOR	WITHHELD	ABSTENTIONS
190,080,826	1,818,259	1,619,074
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K
12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc. (Registrant)
Date: 25 April 2008	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.