Form 10-Q
period 2008-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2008-07-25
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 21 July 2008

Common Stock, $1 par value	211,838,019

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of dollars, except for share data)

	30 June 2008	30 September 2007

ASSETS

CURRENT ASSETS
Cash and cash items	$126.2	$40.5
Trade receivables, less allowances for doubtful accounts	1,826.7	1,578.5
Inventories	534.6	486.6
Contracts in progress, less progress billings	180.7	259.6
Prepaid expenses	117.0	108.2
Other receivables and current assets	333.4	240.1
Current assets of discontinued operations	3.0	144.9

TOTAL CURRENT ASSETS	3,121.6	2,858.4

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	865.0	778.1
PLANT AND EQUIPMENT, at cost	15,515.5	14,600.3
Less accumulated depreciation	8,656.2	7,996.6

PLANT AND EQUIPMENT, net	6,859.3	6,603.7

GOODWILL	994.7	1,199.9
INTANGIBLE ASSETS, net	300.2	276.2
OTHER NONCURRENT ASSETS	935.1	638.6
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	304.6

TOTAL ASSETS	$13,075.9	$12,659.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,633.1	$1,550.9
Accrued income taxes	112.3	108.6
Short-term borrowings	341.8	593.3
Current portion of long-term debt	41.0	101.1
Current liabilities of discontinued operations	.3	68.8

TOTAL CURRENT LIABILITIES	2,128.5	2,422.7

LONG-TERM DEBT	3,647.2	2,976.5
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	993.0	872.0
DEFERRED INCOME TAXES	623.0	705.6
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	9.8

TOTAL LIABILITIES	7,391.7	6,986.6

Minority interest in subsidiary companies	115.5	92.9
Minority interest of discontinued operations	—	84.4

TOTAL MINORITY INTEREST	115.5	177.3

COMMITMENTS AND CONTINGENCIES – See Note 12
SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2008 and 2007 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	794.9	759.5
Retained earnings	6,821.0	6,458.5
Accumulated other comprehensive loss	(51.1)	(142.9)
Treasury stock, at cost (2008 – 37,617,565; 2007 – 34,099,899 shares)	(2,245.5)	(1,828.9)

TOTAL SHAREHOLDERS’ EQUITY	5,568.7	5,495.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,075.9	$12,659.5

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Millions of dollars, except for share data)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2008	2007	2008	2007

SALES	$2,808.0	$2,416.2	$7,886.9	$6,982.0
COSTS AND EXPENSES Cost of sales	2,073.0	1,749.5	5,765.3	5,075.1
Selling and administrative	320.7	295.0	929.3	854.0
Research and development	33.1	33.0	97.7	97.4
U.S. Healthcare impairment	314.8	—	314.8	—
Pension settlement	1.0	—	28.7	—
Other (income) expense, net	(2.2)	(13.7)	(26.7)	(22.9)

OPERATING INCOME	67.6	352.4	777.8	978.4
Equity affiliates’ income	46.5	29.5	114.2	84.3
Interest expense	39.6	44.2	119.7	120.6

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	74.5	337.7	772.3	942.1
Income tax provision	16.1	57.1	193.2	214.2
Minority interest in earnings of subsidiary companies	7.6	5.1	18.2	14.6

INCOME FROM CONTINUING OPERATIONS	50.8	275.5	560.9	713.3
INCOME FROM DISCONTINUED OPERATIONS, net of tax	19.3	9.4	87.2	29.5

NET INCOME	$70.1	$284.9	$648.1	$742.8

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$.24	$1.28	$2.64	$3.29
Income from discontinued operations	.09	.04	.41	.14

Net Income	$.33	$1.32	$3.05	$3.43

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$.23	$1.24	$2.55	$3.20
Income from discontinued operations	.09	.04	.40	.13

Net Income	$.32	$1.28	$2.95	$3.33

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	211.2	216.1	212.8	216.4

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	218.2	223.1	219.9	223.3

DIVIDENDS DECLARED PER COMMON SHARE – Cash	$.44	$.38	$1.26	$1.10

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	30 June
	2008	2007

NET INCOME	$70.1	$284.9

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding gain (loss) on investments, net of income tax (benefit) of $1.4 and $(3.6)	2.5	(6.5)
Net unrecognized (loss) gain on derivatives qualifying as hedges, net of income tax (benefit) of $(1.3) and $.8	(3.0)	1.4
Foreign currency translation adjustments, net of income tax (benefit) of $8.1 and $(3.1)	(10.8)	45.4
Change in pension funded status, net of income tax of $3.7	7.3	—

TOTAL OTHER COMPREHENSIVE INCOME	(4.0)	40.3

COMPREHENSIVE INCOME	$66.1	$325.2

(Millions of dollars)

	Nine Months Ended
	30 June
	2008	2007

NET INCOME	$648.1	$742.8

OTHER COMPREHENSIVE INCOME, net of tax:
Net unrealized holding (loss) gain on investments, net of income tax (benefit) of $(.8) and $4.5	(1.7)	7.4
Net unrecognized (loss) gain on derivatives qualifying as hedges, net of income tax (benefit) of $(7.7) and $2.1	(14.2)	4.7
Foreign currency translation adjustments, net of income tax (benefit) of $(62.5) and $(31.6)	136.6	147.2
Reclassification adjustment for foreign currency translation adjustment realized in net income (a)	(53.7)	—
Change in pension funded status, net of income tax of $10.4	24.8	—

TOTAL OTHER COMPREHENSIVE INCOME	91.8	159.3

COMPREHENSIVE INCOME	$739.9	$902.1

(a) In the second quarter of 2008, the Company completed the sale of its Polymer Emulsions business as discussed in Note 5. Accordingly, the related foreign currency translation results of this business were reclassified from other comprehensive income to earnings.

Other amounts reclassified from other comprehensive income into earnings in 2008 and 2007 were not material.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
     (Millions of dollars)

	Nine Months Ended
	30 June
	2008	2007

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$648.1	$742.8
Income from discontinued operations, net of tax	(87.2)	(29.5)

Income from continuing operations	560.9	713.3
Adjustments to reconcile income to cash provided by operating activities:
U.S. Healthcare impairment	314.8	—
Depreciation and amortization	668.7	582.1
Deferred income taxes	(69.6)	(6.5)
Undistributed earnings of unconsolidated affiliates	(59.6)	(48.1)
Gain on sale of assets and investments	(.2)	(5.6)
Share-based compensation	47.1	49.2
Noncurrent capital lease receivables	(160.5)	(46.4)
Pension and other postretirement costs	110.8	103.2
Other	29.8	(5.1)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(200.6)	(102.5)
Inventories	(39.4)	(16.2)
Contracts in progress	84.8	(29.3)
Prepaid expenses	(7.8)	(83.2)
Payables and accrued liabilities	(74.5)	(264.5)
Other	(98.0)	(30.5)

CASH PROVIDED BY OPERATING ACTIVITIES (a)	1,106.7	809.9

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to plant and equipment (b)	(802.5)	(730.5)
Acquisitions, less cash acquired	(3.1)	(527.1)
Investment in and advances to unconsolidated affiliates	(1.8)	(.4)
Proceeds from sale of assets and investments	18.8	45.2
Proceeds from insurance settlements	—	14.9
Change in restricted cash	(135.6)	—
Other	—	(4.7)

CASH USED FOR INVESTING ACTIVITIES	(924.2)	(1,202.6)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Long-term debt proceeds	480.7	503.3
Payments on long-term debt	(97.8)	(67.0)
Net (decrease) increase in commercial paper and short-term borrowings	(236.0)	389.4
Dividends paid to shareholders	(256.1)	(229.9)
Purchase of Treasury Stock	(560.2)	(380.9)
Proceeds from stock option exercises	80.9	145.4
Excess tax benefit from share-based compensation/other	50.3	34.7

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(538.2)	395.0

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Millions of dollars)

	Nine Months Ended
	30 June
	2008	2007

DISCONTINUED OPERATIONS
Cash provided by (used for) operating activities	22.8	(1.1)
Cash provided by (used for) investing activities	413.5	(13.0)
Cash provided by financing activities	—	8.4

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	436.3	(5.7)

Effect of Exchange Rate Changes on Cash	5.1	2.3

Increase (decrease) in Cash and Cash Items	85.7	(1.1)
Cash and Cash Items — Beginning of Year	40.5	31.0

Cash and Cash Items — End of Period	$126.2	$29.9

(a)	Pension plan contributions in 2008 and 2007 were $123.0 and $273.3, respectively.

(b)	Excludes capital lease additions of $.8 and $1.3 in 2008 and 2007, respectively.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2008	2007	2008	2007

Revenues from external customers
Merchant Gases	$973.4	$817.1	$2,772.0	$2,341.6
Tonnage Gases	975.8	775.7	2,634.1	2,161.0
Electronics and Performance Materials	579.7	530.5	1,656.1	1,546.2
Equipment and Energy	106.9	134.3	311.9	461.7
Healthcare	172.2	158.6	512.8	471.5

Segment and Consolidated Totals	$2,808.0	$2,416.2	$7,886.9	$6,982.0

Operating income
Merchant Gases	$177.2	$147.4	$519.5	$427.8
Tonnage Gases	125.5	120.6	347.7	308.2
Electronics and Performance Materials	70.4	62.1	204.0	168.4
Equipment and Energy	4.0	15.8	23.3	59.0
Healthcare (a)	(301.7)	8.5	(278.7)	24.9

Segment Totals	75.4	354.4	815.8	988.3
Other (b)	(7.8)	(2.0)	(38.0)	(9.9)

Consolidated Totals	$67.6	$352.4	$777.8	$978.4

(Millions of dollars)

	30 June	30 September
	2008	2007

Identifiable assets (c)
Merchant Gases	$4,555.1	$3,984.4
Tonnage Gases	3,494.6	3,328.4
Electronics and Performance Materials	2,466.1	2,435.3
Equipment and Energy	344.8	362.6
Healthcare	642.9	918.9

Segment Totals	11,503.5	11,029.6
Other	704.4	402.3
Discontinued operations	3.0	381.6

Consolidated Totals	$12,210.9	$11,813.5

(a)	Healthcare includes an impairment charge of $314.8 for the three and nine months ended 30 June 2008. See Note 6 to the consolidated financial statements.

(b)	Other includes pension settlement charges of $1.0 and $28.7 for the three and nine months ended 30 June 2008, respectively.

(c)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2008	2007	2008	2007

Revenues from external customers
North America	$1,425.0	$1,273.0	$3,932.0	$3,727.1
Europe	895.7	732.1	2,559.8	2,080.1
Asia	430.1	369.6	1,237.5	1,056.3
Latin America	57.2	41.5	157.6	118.5

Total	$2,808.0	$2,416.2	$7,886.9	$6,982.0

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, Spain, and the U.K. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2007 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2008 other than those detailed in Note 2.
2. NEW ACCOUNTING STANDARDS
Uncertainty in Income Taxes
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN No. 48) on 1 October 2007. Upon adoption, the Company recognized a $25.1 increase to its liability for uncertain tax positions. This increase was recorded as an adjustment to beginning retained earnings for $13.3 and goodwill for $11.8.
At 1 October 2007, the Company had $93.9 of unrecognized tax benefits including $25.9 for the payment of interest and penalties. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. At 1 October 2007, $47.9 of the liability for unrecognized tax benefits, if recognized, would impact the effective tax rate. It is reasonably possible that a change in the unrecognized tax benefits may occur in the next twelve month period, however, there is nothing definitive and quantification of an estimated range cannot be made at this time.
The Company remains subject to examination in the following major tax jurisdictions for the years indicated below. The following schedule has been revised to reflect the tax years closed during the current period.

Major Tax Jurisdiction	Open Tax Fiscal Years

North America
United States	2005 – 2007
Canada	2006 – 2007

Europe
United Kingdom	2005 – 2007
Germany	2006 – 2007
Belgium	2005 – 2007
Netherlands	2005 – 2007
Poland	2002 – 2007
Spain	2003 – 2007

Asia
Taiwan	2002 – 2007
Korea	2003 – 2007
Business Combinations and Noncontrolling Interests
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These Statements are effective for fiscal years beginning after 15 December 2008 and are to be applied prospectively, except for the presentation and disclosure requirements of SFAS No. 160 which are applied retrospectively for all periods presented. The Company is currently evaluating the effect of these Statements.
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
Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate a material impact on its consolidated financial statements from the adoption of SFAS No. 162.
3. GLOBAL COST REDUCTION PLAN
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan for the nine months ended 30 June 2008:

Severance and
Other Benefits

Accrual Balance at 30 September 2007	$8.4
Noncash Expenses	—
Cash Expenditures	(6.8)

Accrual Balance at 30 June 2008	$1.6

4. BOC GAZY ACQUISITION
On 30 April 2007, the Company acquired 98.1% of the Polish industrial gas business of BOC Gazy Sp z.o.o. (BOC Gazy) from The Linde Group for 370 million Euros or $506.8. The results of operations for BOC Gazy were included in the Company’s consolidated income statement after the acquisition date. During the fourth quarter of 2007, the Company increased its ownership percentage to 99.9%. The total acquisition cost, less cash acquired, was 380 million Euros or $518.4.
5. DISCONTINUED OPERATIONS
The Polymer Emulsions business and the High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. The balance sheet items of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.
Polymer Emulsions Business
On 30 June 2008, the Company sold its Elkton, Md., and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. for $92.0. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The expense to record the environmental obligation was $24.0 ($14.5 after-tax). The Piedmont site is under active remediation for contamination caused by an insolvent prior owner. Before the sale, which triggered expense recognition, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions Business.

On 31 January 2008, the Company closed on the sale of its interest in its vinyl acetate ethylene (VAE) polymers joint ventures to Wacker Chemie AG, its long-time joint venture partner. As part of that agreement, the Company received Wacker Chemie AG’s interest in the Elkton, Md., and Piedmont, S.C., production facilities and their related businesses plus cash proceeds of $258.2. The Company recognized a gain of $89.5 ($57.7 after-tax) in the second quarter of 2008 for this sale which consisted of the global VAE polymers operations including production facilities located in Calvert City, Ky.; South Brunswick, N.J.; Cologne, Germany; and Ulsan, Korea; and commercial and research capabilities in Allentown, Pa., and Burghausen, Germany. The business produces VAE for use in adhesives, paints and coatings, paper, and carpet applications.
The operating results of the Polymer Emulsions business have been classified as discontinued operations and are summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2008	2007	2008	2007

Sales	$31.4	$157.6	$261.4	$452.6

Income before taxes	$1.9	$14.4	$17.5	$44.4
Income tax provision	.8	5.4	6.3	16.7

Income from operations of discontinued operations	$1.1	$9.0	$11.2	$27.7
Gain on sale of business, net of tax	18.5	—	76.2	—

Income from discontinued operations, net of tax	$19.6	$9.0	$87.4	$27.7

Details of balance sheet items for the Polymer Emulsions business are summarized below:

30 September 2007

Cash and cash items	$1.8
Trade receivables, less allowances	78.5
Inventories	30.1
Prepaid expenses	1.3
Other receivables	4.7

Total Current Assets	$116.4

Investment in net assets of and advances to equity affiliates	$67.9
Plant and equipment, net	166.3
Goodwill	29.7
Other noncurrent assets	.9

Total Noncurrent Assets	$264.8

Payables and accrued liabilities	$53.4
Accrued income taxes	2.2
Short-term borrowings	6.3

Total Current Liabilities	$61.9

Deferred income taxes	$6.9
Other noncurrent liabilities	2.9

Total Noncurrent Liabilities	$9.8

Minority Interest	$84.4

Cumulative Translation Adjustments (accumulated other comprehensive income)	$45.9

HPPC Business
In September 2007, the Company’s Board of Directors approved the sale of its HPPC business, which had previously been reported as part of the Electronics and Performance Materials operating segment. The Company’s HPPC business consisted of the development, manufacture, and supply of high-purity process chemicals used in the fabrication of integrated circuits in the United States and Europe. The Company wrote down the assets of the HPPC business to net realizable value as of 30 September 2007, resulting in a loss of $15.3 ($9.3 after-tax) in the fourth quarter of 2007.
In October 2007, the Company executed an agreement of sale with KMG Chemicals, Inc. The sale closed on 31 December 2007 for cash proceeds of $69.3 and included manufacturing facilities in the United States and Europe. Subsequent to the sale, certain receivables and inventories are being sold to KMG Chemicals, Inc. In the first quarter of 2008, this business generated sales of $22.9 and income, net of tax, of $.2. Also, the Company recorded an additional loss of $.5 ($.3 after-tax) on the sale of the business. In 2007, the HPPC business generated sales of $21.2 and $66.2 and income, net of tax, of $.4 and $1.8 in the three and nine months ended 30 June 2007, respectively.
Assets and liabilities of the discontinued HPPC business are summarized below:

	30 June 2008	30 September 2007

Trade receivables, less allowances	$1.5	$13.1
Inventories	1.5	15.4

Total Current Assets	$3.0	$28.5

Plant and equipment, net	$—	$33.5
Goodwill	—	5.4
Other noncurrent assets	—	.9

Total Noncurrent Assets	$—	$39.8

Payables and accrued liabilities	$.3	$6.9

Total Current Liabilities	$.3	$6.9

6. U.S. HEALTHCARE IMPAIRMENT
For the third quarter 2008, the Company performed an impairment analysis and recorded a charge of $314.8 ($237.0 after-tax, or $1.09 per share) related to its U.S. Healthcare business. The charge related to the impairment of goodwill for $294.3, intangible assets for $11.7, plant and equipment for $7.8, and other assets for $1.0. The impairment reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero. The impairment charge will not result in cash disbursement.
In 2007, the Company implemented several changes to improve performance, including management changes, product and service offering simplification, and other measures. However, market and competitive conditions have been more challenging than anticipated and financial results have not met expectations. In response to the disappointing financial results, during the third quarter management conducted an evaluation of the strategic alternatives for the business.
In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), and FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company determined an interim test for impairment was required for its U.S. Healthcare reporting unit during the third quarter of 2008, based on the combination of events described above. The Company reforecast its cashflows and utilized the expected present value of the future cash flows to calculate fair value of the U.S. Healthcare reporting unit in completing its SFAS No. 142 and 144 impairment tests.
In July 2008, the Board of Directors authorized management to pursue the sale of the U.S. Healthcare business, which will be reported as a discontinued operation beginning in the fourth quarter of 2008. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2008 are as follows:

			U.S.	Acquisitions	Currency
	30 September	Adoption	Healthcare	And	Translation	30 June
	2007	of FIN 48	Impairment	Adjustment	and Other	2008

Merchant Gases	$475.7	$9.4	$—	$3.8	$68.7	$557.6
Tonnage Gases	22.4	—	—	.1	(2.0)	20.5
Electronics and Performance Materials	308.1	—	—	4.9	(9.6)	303.4
Healthcare	393.7	2.4	(294.3)	1.6	9.8	113.2

	$1,199.9	$11.8	$(294.3)	$10.4	$66.9	$994.7

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. During the third quarter of 2008, the Company determined an interim test for impairment was required for its U.S. Healthcare reporting unit and the impairment test resulted in a charge of $294.3 as discussed above in Note 6.
8. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the nine months ended 30 June 2008, the Company granted 1.2 million stock options at a weighted-average exercise price of $98.85 and an estimated fair value of $31.84 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 30.4%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 4.4%-4.7%. In addition, the Company granted 243,522 deferred stock units at a weighted-average grant-date fair value of $100.17 and 25,893 restricted shares at a weighted-average grant-date fair value of $96.44. Refer to Note 15 in the Company’s 2007 annual report on Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three and nine months ended 30 June 2008 was $14.1 ($8.7 after-tax) and $47.1 ($29.0 after-tax), respectively. Of the share-based compensation cost recognized, 75% was a component of selling and administrative expense, 16% a component of cost of sales, and 9% a component of research and development. Share-based compensation cost charged against income in the three and nine months ended 30 June 2007 was $17.8 ($10.9 after-tax) and $49.2 ($30.3 after-tax), respectively. The amount of share-based compensation cost capitalized in 2008 and 2007 was not material.

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2008	2007	2008	2007

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$50.8	$275.5	$560.9	$713.3
Income from discontinued operations	19.3	9.4	87.2	29.5

Net Income	$70.1	$284.9	$648.1	$742.8

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	211.2	216.1	212.8	216.4
Effect of dilutive securities
Employee stock options	6.0	5.7	6.0	5.7
Other award plans	1.0	1.3	1.1	1.2

	7.0	7.0	7.1	6.9

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	218.2	223.1	219.9	223.3

BASIC EPS
Income from continuing operations	$.24	$1.28	$2.64	$3.29
Income from discontinued operations	.09	.04	.41	.14

Net Income	$.33	$1.32	$3.05	$3.43

DILUTED EPS
Income from continuing operations	$.23	$1.24	$2.55	$3.20
Income from discontinued operations	.09	.04	.40	.13

Net Income	$.32	$1.28	$2.95	$3.33

Options on 1.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2008. No options were antidilutive for the three months ended 30 June 2007 and options on 1.0 million shares were antidilutive for the nine months ended 30 June 2007.
10. INCOME TAXES
In June 2007, the Company settled tax audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5 ($.12 per share).

11. RETIREMENT BENEFITS
A number of corporate officers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. However, a settlement loss may not be recognized until the time the pension obligation is settled. Based on cash payments made, the Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $1.0 and $28.7 in the three and nine months ended 30 June 2008, respectively. The Company expects to recognize an additional $1 for settlement losses in the fourth quarter of 2008.
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost were as follows:

	Three Months Ended 30 June
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Service cost	$19.4	$20.5	$1.4	$1.5
Interest cost	45.3	42.2	1.4	1.3
Expected return on plan assets	(51.8)	(47.2)	—	—
Prior service cost (credit) amortization	.8	1.1	(.3)	(.4)
Actuarial loss amortization	9.2	14.4	.5	.6
Settlement charges	1.0	—	—	—
Special termination benefits	.2	—	—	—
Other	.9	1.5	—	—

Net periodic benefit cost	$25.0	$32.5	$3.0	$3.0

	Nine Months Ended 30 June
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Service cost	$58.6	$60.8	$4.4	$4.4
Interest cost	136.5	125.6	4.3	4.0
Expected return on plan assets	(155.9)	(140.6)	—	—
Prior service cost (credit) amortization	2.4	3.2	(1.0)	(1.3)
Actuarial loss amortization	28.9	43.0	1.3	1.7
Settlement charges	28.7	—	—	—
Special termination benefits	.7	—	—	—
Other	1.9	2.4	—	—

Net periodic benefit cost	$101.8	$94.4	$9.0	$8.8

During the nine months ended 30 June 2008, pension contributions of $123.0 were made. The Company expects to contribute approximately $11 to the pension plans during the remainder of 2008. For the nine months ended 30 June 2007, pension contributions of $273.3 were made. During 2007, total contributions were $290.0.

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In particular, during the second quarter of 2007, a unit of the Brazilian Ministry of Justice issued a report on its investigation of the Company’s Brazilian subsidiary, Air Products Brazil, and several other Brazilian industrial gas companies. The report was withdrawn shortly after it was issued, but was reissued in the third quarter of 2008.  The report recommends that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brazil and the other industrial gas companies for alleged anticompetitive activities. The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 30 June 2008 and 30 September 2007 included an accrual of $80.5 and $52.2, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $80 to a reasonably possible upper exposure of $93 as of 30 June 2008.
Pace
Refer to Note 19 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K for background information on the Company’s environmental accrual related to the Pace, Florida, facility. At 30 June 2008, the accrual balance associated with this facility totaled $39.6. The Company has implemented many of the remedial corrective measures at the Pace, Florida, facility required under 1995 Consent Orders issued by the Florida Department of Environmental Protection and the United States Environmental Protection Agency. Contaminated soils have been bioremediated and the treated soils have been secured in a lined onsite disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. The Company has recently conducted an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990’s might be suitable to more quickly and effectively remove groundwater contaminants. Based on our assessment results, we are now conducting a focused feasibility study to identify potential new approaches to more effectively remove contaminants.
Piedmont
On 30 June 2008, the Company sold its Elkton, Md., and Piedmont, S.C., production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, the Company recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. The Company is required by the South Carolina Department of Health and Environmental Control to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed and contaminated groundwater is being recovered and treated. At 30 June 2008, the Company estimated that it would take until 2015 to complete source area remediation and another 15 years thereafter to complete groundwater recovery, with costs through completion estimated to be $24. The Company recognized a pretax expense in the third quarter of 2008 of $24.0 as a component of income from discontinued operations and recorded an environmental liability of $24.0 in continuing operations on the consolidated balance sheet as of 30 June 2008.

13. SUPPLEMENTAL INFORMATION
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4. During the first nine months of fiscal year 2008, the Company purchased 6.0 million of its outstanding shares at a cost of $554.3. The Company has completed the 2006 authorization and will continue to purchase shares under the 2007 authorization at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Bond Issuances
On 6 February 2008, the Company issued a $300.0 fixed rate 4.15% bond which matures on 1 February 2013. During the first quarter of fiscal 2008, the Company issued Industrial Revenue Bonds of $145.0, the proceeds of which must be held in escrow until related project spending occurs. As of 30 June 2008, $127.9 was classified as a noncurrent asset.
14. BUSINESS SEGMENTS
Previously, the Company reported results for the Chemicals segment, which consisted of the Polymer Emulsions business and the Polyurethane Intermediates (PUI) business. Beginning with the first quarter of 2008, the Polymer Emulsions business has been accounted for as discontinued operations as discussed in Note 5. Also beginning with the first quarter of 2008, the PUI business is reported as part of the Tonnage Gases segment as the PUI business model is similar to Tonnage Gases in that it has long-term contracts and raw material cost pass-through provisions. Prior period information has been restated to reflect this business reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2007 annual report on Form 10-K. An analysis of results for the third quarter and first nine months of 2008, including an update to the Company’s 2008 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
THIRD QUARTER 2008 VS. THIRD QUARTER 2007
THIRD QUARTER 2008 IN SUMMARY
•	Sales of $2,808 were up 16% from the prior year, primarily due to volume growth in Merchant Gases and Electronics and Performance Materials segments, improved pricing in Merchant Gases, the favorable impacts of currency, and higher natural gas contractual cost pass-through.

•	Operating income of $68 decreased by $285. Higher volumes and favorable currency effects increased operating income. The Company recorded an impairment charge of $315 related to its U.S. Healthcare business. Subsequent to 30 June 2008, the Company announced its intention to sell this business.

•	Net income of $70 decreased $215 and diluted earnings per share of $.32 decreased $.96. A summary table of changes in diluted earnings per share is presented below. The Company sold its Elkton, Md., and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. for cash proceeds of $92 resulting in an after-tax gain of $19.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2008 Outlook provided on page 33-34.

Changes in Diluted Earnings per Share

	Three Months Ended
	30 June		Increase
	2008	2007	(Decrease)

Diluted Earnings per Share	$.32	$1.28	($.96)

Operating Income (after-tax)
Underlying business
Volume			.06
Price/raw materials/mix			(.02)
Cost			—
Currency			.06
U.S. Healthcare impairment			(1.09)

Operating Income			(.99)

Other (after-tax)
Equity affiliates’ income			.06
Discontinued operations			.05
Prior year settlement of tax audits			(.12)
Income tax rate			.01
Average shares outstanding			.03

Other			.03

Total Change in Diluted Earnings per Share			($.96)

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$2,808.0	$2,416.2	16%
Operating income	67.6	352.4	(81%)
Equity affiliates’ income	46.5	29.5	58%

Sales

% Change from
Prior Year

Underlying business
Volume	3%
Equipment and Energy	(2%)
Price/mix	2%
Acquisitions/divestitures	1%
Currency	5%
Natural gas cost pass-through	7%

Total Consolidated Change	16%

Sales of $2,808.0 increased 16%, or $391.8. Underlying base business growth accounted for 3% of the increase. Sales increased 3% from higher volumes in Merchant Gases and Electronics and Performance Materials as discussed in the Segment Analysis which follows. Lower Equipment and Energy activity decreased sales by 2%. Improved pricing, primarily in the Merchant Gases segment, increased sales by 2%. The acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. (BOC Gazy) in the third quarter of 2007 increased sales by 1%. Sales improved 5% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher natural gas contractual cost pass-through to customers increased sales by 7%.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$352
Underlying business
Volume	18
Price/raw materials/mix	(6)
Costs	—
Acquisitions/divestitures	2
Currency	17
U.S. Healthcare impairment	(315)

Operating Income	$68

Operating income of $67.6 decreased 81%, or $284.8.
•	Higher volumes in Merchant Gases and Electronics and Performance Materials, partially offset by lower activity in Equipment and Energy, increased operating income by $18 as discussed in the Segment Analysis which follows.
•	Operating income decreased by $6 as improved pricing net of raw material costs in Merchant Gases was more than offset by lower pricing in Electronics and Performance Materials.
•	Favorable currency and foreign exchange effects, primarily from the weakening of the U.S. dollar against the Euro, increased operating income by $17.
•	The Company recorded an impairment charge related to its U.S. Healthcare business of $315 in the third quarter of 2008.
Equity Affiliates’ Income
Income from equity affiliates of $46.5 increased $17.0, primarily due to higher income from equity affiliates within the Merchant Gases segment including adjustments to certain affiliates in Asia.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions/divestitures	1%
Currency	4%
Other costs	4%

Total S&A Change	9%

S&A expense of $320.7 increased 9%, or $25.7. S&A as a percent of sales declined to 11.4% from 12.2% in 2007. S&A increased by 1% due to the acquisition of BOC Gazy in the third quarter of 2007. Currency effects, primarily the weakening of the U.S. dollar against the Euro, increased S&A by 4%. Underlying costs increased S&A by 4%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D expense of $33.1 increased $.1. R&D decreased as a percent of sales to 1.2% from 1.4% in 2007.

U.S. Healthcare Impairment
During the third quarter of 2008, the Company recorded an impairment charge of $314.8 ($237.0 after-tax, or $1.09 per share) related to its U.S. Healthcare business. The charge related to the impairment of goodwill for $294.3, intangible assets for $11.7, plant and equipment for $7.8, and other assets for $1.0. The impairment reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero. The impairment charge will not result in cash disbursement. See Note 6 for additional details regarding the impairment charge.
Other (Income) Expense, Net
Other income of $2.2 decreased $11.5. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. The decrease from the prior year was primarily due to lower gains from asset sales. Otherwise, no individual items were material in comparison to the prior year.
Interest Expense

	Three Months
	Ended 30 June
	2008	2007

Interest incurred	$44.3	$47.7
Less: interest capitalized	4.7	3.5

Interest Expense	$39.6	$44.2

Interest incurred decreased $3.4. The decrease resulted from lower average interest rates, partially offset by the impact of a weaker U.S. dollar on the translation of foreign currency interest and a higher average debt balance excluding currency effects.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest.
The effective tax rate was 24.1% and 17.2% in the third quarter of 2008 and 2007, respectively. The impairment of the U.S. Healthcare business decreased the effective tax rate by 0.5% in 2008. The effective tax rate in 2008 includes tax benefits associated with foreign operations and other higher credits and adjustments from the Company’s ongoing tax planning process. In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5. This benefit reduced the effective tax rate of the Company by 8.3% in 2007.
Discontinued Operations
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 5 of the consolidated financial statements for additional details.
HPPC Business
On 31 December 2007, the Company completed the sale of its HPPC business to KMG Chemicals, Inc., resulting in a loss of $.5 ($.3 after-tax) in the first quarter of 2008. The Company had previously written down the assets of the HPPC business to net realizable value in the fourth quarter of 2007 resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share). The HPPC business generated sales of $21.2 and income, net of tax, of $.4 in the third quarter of 2007.

Polymer Emulsions Business
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
On 30 June 2008, the Company sold its Elkton, Md., and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. for $92.0. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The expense to record the environmental obligation was $24.0 ($14.5 after-tax). The Piedmont site is under active remediation for contamination caused by an insolvent prior owner. Before the sale, which triggered expense recognition, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.
The Polymer Emulsions business generated sales of $31.4 and $157.6 and income, net of tax, of $1.1 and $9.0 in the third quarter of 2008 and 2007, respectively.
Net Income
Net income was $70.1 compared to $284.9 in 2007. Diluted earnings per share was $.32 compared to $1.28 in 2007. A summary table of changes in earnings per share is presented on page 20.
Segment Analysis
Merchant Gases

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$973.4	$817.1	19%
Operating income	177.2	147.4	20%
Equity affiliates’ income	44.0	26.5	66%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	4%
Acquisitions/divestitures	2%
Currency	8%

Total Merchant Gases Change	19%

Sales of $973.4 increased 19%, or $156.3. Underlying base business growth improved sales by 9%. Improved volumes increased sales by 5% primarily from higher liquid oxygen and liquid nitrogen sales. Pricing increased sales by 4% across all regions, primarily from pricing actions to recover higher power, distribution, and other manufacturing costs.
Acquisitions/divestitures improved sales by 2% due to the acquisition of BOC Gazy in the third quarter of 2007. Sales increased 8% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro.

Merchant Gases Operating Income
Operating income of $177.2 increased 20%, or $29.8. Favorable operating income variances resulted from higher volumes of $14, currency of $13, improved pricing net of energy costs of $11. Operating income declined $9 from higher costs, primarily increased customer engineering and fixed distribution costs.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $44.0 increased $17.5, from higher income from equity affiliates in Asia and Latin America. Results in 2008 included the benefit of adjustments to certain affiliates in Asia.
Tonnage Gases

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$975.8	$775.7	26%
Operating income	125.5	120.6	4%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	—
Currency	3%
Natural gas cost pass-through	23%

Total Tonnage Gases Change	26%

Sales of $975.8 increased 26%, or $200.1. Underlying base business volume growth was essentially flat as the impact of new plants was offset by customer issues in the current period and higher spot sales in the prior year.
Sales increased 3% from favorable currency effects, driven primarily by the weakening of the U.S. dollar against the Euro. Higher natural gas contractual cost pass-through to customers increased sales by 23%.
Tonnage Gases Operating Income
Operating income of $125.5 increased 4%, or $4.9, primarily due to improved operating efficiencies.
Electronics and Performance Materials

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$579.7	$530.5	9%
Operating income	70.4	62.1	13%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	6%
Price/mix	1%
Currency	2%

Total Electronics and Performance Materials Change	9%

Sales of $579.7 increased 9%, or $49.2. Underlying base business growth increased sales by 7%. In Electronics, higher volumes in specialty materials and tonnage gases were partially offset by lower equipment sales and product rationalization efforts. Higher volumes in Performance Materials increased sales as higher demand in Asia more than offset lower sales in North America due to the weaker housing market. Pricing increased sales by 1%, as higher pricing in Performance Materials was partially offset by lower electronic specialty materials pricing. Favorable currency effects, driven primarily by the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.
Electronics and Performance Materials Operating Income
Operating income of $70.4 increased 13%, or $8.3. Operating income increased $16 from higher volumes and $5 from currency. Lower pricing, net of variable costs, decreased operating income by $15.
Equipment and Energy

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$106.9	$134.3	(20%)
Operating income	4.0	15.8	(75%)

Equipment and Energy Sales and Operating Income
Sales of $106.9 decreased by $27.4, primarily from lower liquefied natural gas (LNG) activity and lower large air separation unit activity. Operating income of $4.0 decreased by $11.8, primarily from lower LNG heat exchanger activity.
The sales backlog for the Equipment business at 30 June 2008 was $228, compared to $258 at 30 September 2007. The decrease is primarily due to a decline in the LNG backlog.
Healthcare

	Three Months
	Ended 30 June
	2008	2007	% Change

Sales	$172.2	$158.6	9%
Operating income (loss)	(301.7)	8.5	*

*	Calculation not meaningful.
Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	1%
Price/mix	—
Currency	8%

Total Healthcare Change	9%

Sales of $172.2 increased 9%, or $13.6. Sales increased 1% due to higher volumes from continued growth across Europe, partially offset by lower volumes in the U.S. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro, increased sales by 8%.
Healthcare Operating Income
Operating income of ($301.7) decreased $310.2 from prior year operating income of $8.5. Current year results included the impairment charge of the U.S. Healthcare business of $314.8 as discussed above.

Other

	Three Months
	Ended 30 June
	2008	2007

Operating loss	($7.8)	($2.0)

Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Polymer Emulsions business.
The operating loss of $7.8 increased by $5.8. No individual items were material in comparison to the prior year.
FIRST NINE MONTHS 2008 VS. FIRST NINE MONTHS 2007
FIRST NINE MONTHS 2008 IN SUMMARY
•	Sales of $7,887 were up 13% from the prior year, due to volume growth across all segments, improved pricing in Merchant Gases, favorable currency effects, and higher natural gas contractual cost pass-through.

•	Operating income of $778 decreased 21% as volume growth, improved pricing, and favorable currency effects were more than offset by the U.S. Healthcare impairment charge of $315 and a pension settlement charge of $29.

•	Net income of $648 decreased 13% and diluted earnings per share of $2.95 decreased 11%. A summary table of changes in earnings per share is presented below. The Company sold its interest in its Polymer Emulsions joint ventures to its partner Wacker Chemie AG (Wacker) for cash proceeds of $258 plus Wacker’s interest in two production facilities resulting in an after-tax gain of $58. The Company sold its Elkton, Md., and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. for cash proceeds of $92 resulting in an after-tax gain of $19. Additionally, the Company completed the sale of its High Purity Process Chemicals (HPPC) business to KMG Chemicals, Inc. for $69.

•	The Company purchased 6.0 million of its outstanding shares at a cost of $554 under its share repurchase program.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2008 Outlook provided on page 33-34.

Changes in Diluted Earnings per Share

	Nine Months Ended
	30 June		Increase
	2008	2007	(Decrease)

Diluted Earnings per Share	$2.95	$3.33	($.38)

Operating Income (after-tax)
Underlying business
Volume			.17
Price/raw materials/mix			.04
Costs			.01
Acquisitions/divestitures			.05
Currency			.19
U.S. Healthcare impairment			(1.08)
Pension settlement			(.08)

Operating Income			(.70)

Other (after-tax)
Equity affiliates’ income			.10
Discontinued operations			.27
Prior year settlement of tax audits			(.12)
Income tax rate			.02
Minority interest			(.01)
Average shares outstanding			.06

Other			.32

Total Change in Diluted Earnings per Share			($.38)

RESULTS OF OPERATIONS
Consolidated Results

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$7,886.9	$6,982.0	13%
Operating income	777.8	978.4	(21%)
Equity affiliates’ income	114.2	84.3	35%

Discussion of Consolidated Results
Sales

% Change from
Prior Year

Underlying business
Volume	4%
Equipment and Energy	(2%)
Price/mix	1%
Acquisitions/divestitures	2%
Currency	4%
Natural gas cost pass-through	4%

Total Consolidated Change	13%

Sales of $7,886.9 increased 13%, or $904.9. Underlying base business growth accounted for 3% of the increase. Sales increased 4% from higher volumes across all segments, as discussed in the Segment Analysis which follows. Lower Equipment and Energy activity decreased sales by 2%. Pricing increased sales by 1%, primarily due to improved pricing in the Merchant Gases segment. Sales improved 4% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro. Higher natural gas contractual cost pass-through to customers increased sales by 4%.
Operating Income

Change from
Prior Year

Prior Year Operating Income	$978
Underlying business
Volume	54
Price/raw materials/mix	13
Costs	2
Acquisitions/divestitures	16
Currency	59
U.S. Healthcare impairment	(315)
Pension settlement	(29)

Operating Income	$778

Operating income of $777.8 decreased 21%, or $200.6.
•	Higher volumes across all segments, partially offset by lower Equipment and Energy activity increased operating income by $54, as discussed in the Segment Analysis which follows.

•	Higher pricing net of raw material costs in Merchant Gases, partially offset by price declines in Electronics and Performance Materials, improved operating income by $13.

•	Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro, increased operating income by $59.

•	The impairment of the U.S. Healthcare business decreased operating income by $315.

•	A pension settlement charge decreased operating income by $29.
Equity Affiliates’ Income
Income from equity affiliates of $114.2 increased $29.9, or 35%, primarily due to higher income from equity affiliates in the Merchant Gases segment, including the benefit of adjustments to certain affiliates in Asia. Additionally, results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.
Selling and Administrative Expense (S&A)

% Change
from
Prior Year

Acquisitions/divestitures	2%
Currency	4%
Other costs	3%

Total S&A Change	9%

S&A expense of $929.3 increased 9%, or $75.3. S&A as a percent of sales declined to 11.8% from 12.2% in 2007. S&A increased 2% from the acquisition of BOC Gazy. Currency effects, driven by the weakening of the U.S. dollar against the Euro, increased S&A by 4%. Underlying costs increased S&A by 3%, as productivity gains were more than offset by inflation and higher costs to support growth.
Research and Development (R&D)
R&D expense of $97.7 increased $.3. R&D decreased as a percent of sales to 1.2% from 1.4% in 2007.
U.S. Healthcare Impairment
During the third quarter of 2008, the Company recorded an impairment charge of $314.8 ($237.0 after tax, or $1.08 per share) related to its U.S. Healthcare business. The charge related to the impairment of goodwill for $294.3, intangible assets for $11.7, plant and equipment for $7.8, and other assets for $1.0. The impairment reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero. The impairment charge will not result in cash disbursement. See Note 6 for additional details regarding the impairment charge.
Pension Settlement
A number of corporate officers and others who were eligible for supplemental pension plan benefits retired in fiscal year 2007. The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. However, a settlement loss may not be recognized until the time the pension obligation is settled. Based on cash payments made, the Company recognized $10.3 for settlement losses in the fourth quarter of 2007 and an additional $28.7 in the nine months ended 30 June 2008. The Company expects to recognize an additional $1 for settlement losses in the fourth quarter of 2008.
Other (Income) Expense, Net
Other income of $26.7 increased $3.8. Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. No individual items were material in comparison to the prior year.
Interest Expense

	Nine Months
	Ended 30 June
	2008	2007

Interest incurred	$137.2	$129.0
Less: interest capitalized	17.5	8.4

Interest Expense	$119.7	$120.6

Interest incurred increased $8.2. The increase resulted from a higher average debt balance, excluding currency effects, and the impact of a weaker U.S. dollar on the translation of foreign currency interest, partially offset by lower average interest rates. Capitalized interest increased by $9.1 primarily due to increased project levels in the Tonnage Gases segment.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest.
The effective tax rate was 25.6% and 23.1% in 2008 and 2007, respectively. A tax benefit associated with foreign operations and other higher credits and adjustments from the Company’s ongoing tax planning process is included in the 2008 effective tax rate. In June 2007, the Company settled audits through fiscal year 2004 with the Internal Revenue Service. The audit settlement resulted in a tax benefit of $27.5. This benefit reduced the effective tax rate of the Company in 2007 by 3.0%.

Discontinued Operations
The High Purity Process Chemicals (HPPC) business and the Polymer Emulsions business have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 5 of the consolidated financial statements for additional details.
HPPC Business
On 31 December 2007, the Company completed the sale of its HPPC business to KMG Chemicals, Inc., resulting in a loss of $.5 ($.3 after-tax) in the first quarter of 2008. The Company had previously written down the assets of the HPPC business to net realizable value in the fourth quarter of 2007 resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share). In the first quarter of 2008, this business generated sales of $22.9 and income, net of tax, of $.2. The HPPC business generated sales of $66.2 and income, net of tax, of $1.8 for the nine months ended 30 June 2007.
Polymer Emulsions Business
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
On 30 June 2008, the Company sold its Elkton, Md., and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. for $92.0. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The expense to record the environmental obligation was $24.0 ($14.5 after-tax). The Piedmont site is under active remediation for contamination caused by an insolvent prior owner. Before the sale, which triggered expense recognition, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.
The Polymer Emulsions business generated sales of $261.4 and $452.6 and income, net of tax, of $11.2 and $27.7 in the nine months ended 30 June 2008 and 2007, respectively.
Net Income
Net income was $648.1 compared to $742.8 in 2007. Diluted earnings per share was $2.95 compared to $3.33 in 2007. A summary table of changes in earnings per share is presented on page 27.
Segment Analysis
Merchant Gases

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$2,772.0	$2,341.6	18%
Operating income	519.5	427.8	21%
Equity affiliates’ income	105.9	70.9	49%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	3%
Price/mix	4%
Acquisitions/divestitures	4%
Currency	7%

Total Merchant Gases Change	18%

Sales of $2,772.0 increased 18%, or $430.4. Underlying base business growth improved sales by 7%. Improved volumes increased sales by 3% primarily from higher liquid oxygen and liquid nitrogen sales. Overall volume growth was limited due to limited availability of argon and helium in most regions. Pricing increased sales by 4%, primarily from pricing actions to recover higher power, distribution, and other manufacturing costs in North America and Europe.
The acquisition of BOC Gazy in the third quarter of 2007 increased sales by 4%. Sales increased 7% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro.
Merchant Gases Operating Income
Operating income of $519.5 increased 21%, or $91.7. Favorable operating income variances resulted from improved pricing and customer mix of $50, currency effects of $35, higher volumes of $27, and acquisitions of $9. Operating income declined $29 from higher distribution costs and inflation.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $105.9 increased $35.0, from higher income from equity affiliates in all regions, including the benefit of adjustments to certain affiliates in Asia. Additionally, results in 2008 included a gain of $6.5 resulting from the expected reimbursement of an antitrust fine levied against an Italian affiliate in 2006. A higher court overruled the Italian antitrust authority who levied the fine.
Tonnage Gases

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$2,634.1	$2,161.0	22%
Operating income	347.7	308.2	13%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	5%
Acquisitions/divestitures	1%
Currency	3%
Natural gas cost pass-through	13%

Total Tonnage Gases Change	22%

Sales of $2,634.1 increased 22%, or $473.1. Underlying base business volume growth increased sales by 5% primarily due to improved plant loading and new facilities.
The acquisition of BOC Gazy in the third quarter of 2007 improved sales by 1%. Sales increased 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro. Higher natural gas contractual cost pass-through to customers increased sales by 13%.
Tonnage Gases Operating Income
Operating income of $347.7 increased 13%, or $39.5. Operating income increased by $18 from higher volumes, $7 from favorable currency effects, $7 from acquisitions, and $5 from the sale of a cost-based investment in Europe.

Electronics and Performance Materials

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$1,656.1	$1,546.2	7%
Operating income	204.0	168.4	21%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	5%
Price/mix	—
Currency	2%

Total Electronics and Performance Materials Change	7%

Sales of $1,656.1 increased 7%, or $109.9. Underlying base business growth increased sales by 5%. In Electronics, higher volumes in specialty materials and tonnage gases were partially offset by lower equipment sales and product rationalization efforts. Higher volumes across Asia and in some key market segments in North America increased sales in Performance Materials. Pricing was flat, as improvements in Performance Materials were offset by lower pricing in electronic specialty materials. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.
Electronics and Performance Materials Operating Income
Operating income of $204.0 increased 21%, or $35.6. Operating income increased by $50 from higher volumes, $16 from favorable currency effects, and $8 from lower costs due to productivity and product rationalization efforts. Operating income declined by $37 from lower pricing, net of variable costs, primarily due to lower electronics specialty materials pricing.
Equipment and Energy

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$311.9	$461.7	(32%)
Operating income	23.3	59.0	(61%)

Equipment and Energy Sales and Operating Income
Sales of $311.9 decreased by $149.8, primarily from lower liquefied natural gas (LNG) activity and a one-time energy related equipment sale that occurred in the prior year. Operating income of $23.3 decreased by $35.7, primarily from lower LNG heat exchanger activity. Prior year results included a benefit from the cancellation of an exchanger order due to a project termination by a customer.
The sales backlog for the Equipment business at 30 June 2008 was $228, compared to $258 at 30 September 2007. The decrease is primarily due to a decline in the LNG backlog.

Healthcare

	Nine Months
	Ended 30 June
	2008	2007	% Change

Sales	$512.8	$471.5	9%
Operating income (loss)	(278.7)	24.9	*

*	Calculation not meaningful.
Healthcare Sales

% Change from
Prior Year

Underlying business
Volume	3%
Price/mix	(1%)
Currency	7%

Total Healthcare Change	9%

Sales of $512.8 increased 9%, or $41.3. Sales increased 3% due to higher volumes on continued growth in Spain and the U.K., partially offset by lower volumes in the U.S. Service mix decreased sales by 1% as prior year results included higher emergency billings during the stabilization period of the U.K. respiratory contract. Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro and Pound Sterling, increased sales by 7%.
Healthcare Operating Income
Operating income of ($278.7) decreased $303.6 from prior year operating income of $24.9. Current year results included the impairment charge of the U.S. Healthcare business of $314.8 as discussed above.
Other

	Nine Months
	Ended 30 June
	2008	2007

Operating loss	($38.0)	($9.9)

Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to the Polymer Emulsions business.
The operating loss of $38.0 increased by $28.1. Results in 2008 included the pension settlement charge of $28.7. No other individual items were material in comparison to the prior year.
2008 OUTLOOK
The Company’s priority is to improve return on capital and expand margins by loading existing assets, driving productivity, and maintaining capital discipline by focusing capital investment on growth opportunities. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
Economic Environment
Domestic manufacturing activity in the first nine months of 2008 was higher by 1.4% compared to the prior year while global manufacturing activity for the first five months of 2008 was higher by 3.6% based on preliminary data. The Company originally anticipated domestic manufacturing growth between 2% and 3% and global manufacturing growth between 3.5% and 4.0% for its fiscal year 2008. The Company currently estimates domestic manufacturing growth around 1% and global manufacturing growth between 2% and 3%.

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
Global Cost Reduction Plan
Based on actions taken in the third quarter, the Company does not expect a material change to the original estimated cost savings from its global cost reduction plan of $44 for 2008 and $48 annually beyond 2008.
Capital Expenditures
Capital expenditures for new plant and equipment are expected to be between $1,100 and $1,200 for 2008. The Company intends to continue to evaluate acquisition opportunities and investments in equity affiliates.
Pension Settlements
The Company recorded settlement losses of $28.7 related to the cash settlement of pension plan liabilities in the first nine months of 2008. The Company does not expect any material additional pension settlements in the fourth quarter of 2008.
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
Operating Activities from Continuing Operations
For the first nine months, net cash provided by operating activities increased $296.8. Income from continuing operations declined $152.4. This decline was more than offset by a non-cash impairment charge related to U.S. Healthcare of $314.8. An increase in noncurrent capital lease receivables negatively impacted cash provided by operating activities by $114.1. Cash provided by operating activities increased $190.7 due to a reduction in the use of cash for working capital. Cash used for payables and accrued liabilities decreased by $190.0 due mainly to an increase in customer advances related to equipment sales. Cash increased $114.1 due to a reduction in contracts in progress due to lower equipment activity. Partially offsetting these favorable impacts was an increase in the use of cash for trade receivables of $98.1 resulting from higher sales.

Investing Activities from Continuing Operations
Cash used for investing activities decreased by $278.4 from lower capital expenditures of $451.1 partially offset by the issuance of $145.0 Industrial Revenue Bonds. The proceeds of the bonds must be held in escrow until related project spending occurs. As of 30 June 2008, $127.9 was classified as a noncurrent asset and reflected as a use of cash in investing activities. Capital expenditures in 2007 included the acquisition of BOC Gazy from The Linde Group for 370 million Euro or $506.8.
Capital expenditures for continuing operations are detailed in the table below.

	Nine Months Ended
	30 June
	2008	2007

Additions to plant and equipment	$802.5	$730.5
Acquisitions, less cash acquired	3.1	527.1
Investment in and advances to unconsolidated affiliates	1.8	.4
Capital leases	.8	1.3

Total Capital Expenditures	$808.2	$1,259.3

Financing Activities from Continuing Operations
Cash used for financing activities increased $933.2, due primarily to a net decrease in borrowings of $678.8 and an increase in cash used for the purchase of Treasury Stock of $179.3.
Long-term debt proceeds of $480.7 in 2008 included $300.0 from the issuance of a fixed-rate 4.15% five-year bond and $145.0 from Industrial Revenue Bonds.
Total debt at 30 June 2008 and 30 September 2007, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 41.5% and 39.8%, respectively. Total debt increased from $3,670.9 at 30 September 2007 to $4,030.0 at 30 June 2008.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,200.0 at 30 June 2008. No borrowings were outstanding under these commitments. Additional commitments totaling $400.3 are maintained by the Company’s foreign subsidiaries, of which $293.0 was utilized at 30 June 2008.
The estimated fair value of the Company’s long-term debt, including current portion, as of 30 June 2008 was $3,643.6 compared to a book value of $3,688.2.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. This action was in addition to an existing $1,500 share repurchase authorization which was announced in March 2006. As of 30 September 2007, the Company had purchased 15.0 million of its outstanding shares at a cost of $1,063.4. During the first nine months of fiscal year 2008, the Company purchased 6.0 million of its outstanding shares at a cost of $554.3. The Company has completed the 2006 authorization and will continue to purchase shares under the 2007 authorization at its discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
On 20 March 2008, the Board of Directors increased the quarterly cash dividend 16% from 38 cents to 44 cents per share. Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter.
Discontinued Operations
Cash provided by discontinued operations in 2008 was $436.3 compared to cash used for discontinued operations of $5.7 in 2007. Proceeds from the sales of the Polymer Emulsions business for $350.2 and the HPPC business for $69.3 were included in 2008. Refer to Note 5 on Discontinued Operations for additional information on the sale of these businesses.

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
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the consolidated financial statements in the Company’s 2007 annual report on Form 10-K and Note 12 in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the Company’s 2007 annual report on Form 10-K. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The Company’s principal related parties are equity affiliates operating in industrial gas businesses. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the Company’s 2007 annual report on Form 10-K.
The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease of $102 and $95 in the net liability position of financial instruments at 30 June 2008 and 30 September 2007, respectively. A 100 basis point decrease in market interest rates would result in an increase of $110 and $103 in the net liability position of financial instruments at 30 June 2008 and 30 September 2007, respectively.
There were no material changes to market risk sensitivities for foreign currency exchange rate risk or commodity price risk since 30 September 2007.
The net financial instrument position increased from a liability of $3,157.3 at 30 September 2007 to a liability of $3,716.3 at 30 June 2008, primarily due to the issuance of new long-term debt and the impact of a weaker U.S. dollar on the translation of foreign currency debt.
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

Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 30 June 2008 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
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
No repurchases of Company stock were made during the quarter ending 30 June 2008.
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

Air Products and Chemicals, Inc.

(Registrant)

Date: 25 July 2008	By:	/s/ Paul E. Huck Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.