Form 10-Q
period 2008-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2009-01-30
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 26 January 2009

Common Stock, $1 par value	209,653,292

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
Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. Reference the 2009 Outlook included in Management’s Discussion and Analysis (MD&A) in this quarterly filing. Risk factors that could impact results are discussed in the Company’s latest annual report on Form 10-K and under Forward-Looking Statements in the MD&A section of this quarterly filing.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of dollars, except for share data)

	31 December 2008	30 September 2008

ASSETS

CURRENT ASSETS
Cash and cash items	$118.5	$103.5
Trade receivables, less allowances for doubtful accounts	1,416.4	1,575.2
Inventories	521.2	503.7
Contracts in progress, less progress billings	143.9	152.0
Prepaid expenses	115.8	107.7
Other receivables and current assets	468.6	349.4
Current assets of discontinued operations	49.0	56.6

TOTAL CURRENT ASSETS	2,833.4	2,848.1

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	763.3	822.6
PLANT AND EQUIPMENT, at cost	14,783.7	14,988.6
Less accumulated depreciation	8,324.7	8,373.8

PLANT AND EQUIPMENT, net	6,459.0	6,614.8

GOODWILL	866.0	928.1
INTANGIBLE ASSETS, net	243.9	289.6
NONCURRENT CAPITAL LEASE RECEIVABLES	519.0	505.3
OTHER NONCURRENT ASSETS	558.6	504.1
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	10.4	58.7

TOTAL ASSETS	$12,253.6	$12,571.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,578.6	$1,665.6
Accrued income taxes	60.9	87.0
Short-term borrowings	570.0	419.3
Current portion of long-term debt	4.0	32.1
Current liabilities of discontinued operations	8.4	8.0

TOTAL CURRENT LIABILITIES	2,221.9	2,212.0

LONG-TERM DEBT	3,595.2	3,515.4
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	966.2	1,049.2
DEFERRED INCOME TAXES	605.3	626.6
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	1.0	1.2

TOTAL LIABILITIES	7,389.6	7,404.4

MINORITY INTEREST IN SUBSIDIARY COMPANIES	137.9	136.2
COMMITMENTS AND CONTINGENCIES — See Note 10 SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2009 and 2008 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	808.3	811.7
Retained earnings	6,957.7	6,990.2
Accumulated other comprehensive income (loss)	(835.3)	(549.3)
Treasury stock, at cost (2009 — 39,802,292 shares; 2008 — 40,120,957 shares)	(2,454.0)	(2,471.3)

TOTAL SHAREHOLDERS’ EQUITY	4,726.1	5,030.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,253.6	$12,571.3

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Millions of dollars, except for share data)

	Three Months Ended
	31 December
	2008	2007

SALES	$2,195.3	$2,407.4
Cost of sales	1,629.7	1,753.6
Selling and administrative	247.0	258.5
Research and development	33.2	30.3
Global cost reduction plan	174.2	—
Pension settlement	—	1.4
Other (income) expense, net	(2.9)	(16.8)

OPERATING INCOME	114.1	380.4
Equity affiliates’ income	24.5	25.3
Interest expense	36.5	40.8

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	102.1	364.9
Income tax provision	7.1	96.5
Minority interest in earnings of subsidiary companies	5.0	6.1

INCOME FROM CONTINUING OPERATIONS	90.0	262.3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(21.4)	1.4

NET INCOME	$68.6	$263.7

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$.43	$1.22
Income (loss) from discontinued operations	(.10)	.01

Net Income	$.33	$1.23

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$.42	$1.18
Income (loss) from discontinued operations	(.10)	.01

Net Income	$.32	$1.19

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	209.4	214.8

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	212.1	222.3

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.44	$.38

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2008	2007

NET INCOME	$68.6	$263.7

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Net unrealized holding (loss) on investments, net of income tax (benefit) of $(.6) and $(.8)	(1.1)	(1.7)
Net unrecognized (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $(.6) and $(2.0)	(2.5)	(4.8)
Foreign currency translation adjustments, net of income tax (benefit) of $(16.0) and $(5.5)	(321.0)	55.6
Change in pension funded status, net of income tax of $1.3 and $3.6	2.8	10.9

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(321.8)	60.0

COMPREHENSIVE INCOME (LOSS)	$(253.2)	$323.7

Amounts reclassified from other comprehensive income into earnings at 31 December 2008 and 2007 were not material.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2008	2007

OPERATING ACTIVITIES
Net Income	$68.6	$263.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	200.6	211.0
Impairment of assets	32.1	—
Impairment of assets of discontinued operations	48.7	—
Deferred income taxes	(.6)	20.8
Undistributed earnings of unconsolidated affiliates	(10.9)	(7.2)
Loss (gain) on sale of assets and investments	1.9	(6.2)
Share-based compensation	17.5	17.1
Noncurrent capital lease receivables	(37.0)	(47.8)
Pension and other postretirement costs	20.0	29.2
Other	(25.6)	(56.8)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	101.7	(69.5)
Inventories	(53.7)	(29.3)
Contracts in progress	(6.6)	47.0
Other receivables	(74.2)	43.2
Payables and accrued liabilities	(42.9)	(93.1)
Other	(40.4)	44.6

CASH PROVIDED BY OPERATING ACTIVITIES (a)	199.2	366.7

INVESTING ACTIVITIES
Additions to plant and equipment	(291.7)	(268.6)
Acquisitions, less cash acquired	(1.6)	(.2)
Investment in and advances to unconsolidated affiliates	(.1)	—
Proceeds from sale of assets and investments	18.9	8.8
Proceeds from sale of discontinued operations	.9	69.3
Change in restricted cash	(31.7)	(135.7)
Other	—	(7.9)

CASH USED FOR INVESTING ACTIVITIES	(305.3)	(334.3)

FINANCING ACTIVITIES
Long-term debt proceeds	109.0	160.3
Payments on long-term debt	(41.4)	(41.2)
Net increase in commercial paper and short-term borrowings	145.7	120.1
Dividends paid to shareholders	(92.1)	(81.9)
Purchase of treasury stock	—	(189.7)
Proceeds from stock option exercises	1.1	33.0
Excess tax benefit from share-based compensation/other	.6	21.3

CASH PROVIDED BY FINANCING ACTIVITIES	122.9	21.9

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2008	2007

Effect of Exchange Rate Changes on Cash	(1.8)	1.7

Increase in Cash and Cash Items	15.0	56.0
Cash and Cash Items — Beginning of Year	103.5	40.5

Cash and Cash Items — End of Period	$118.5	$96.5

(a) Pension plan contributions	$42.6	$69.8
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY BUSINESS SEGMENTS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2008	2007

Revenues from external customers
Merchant Gases	$925.2	$1,001.7
Tonnage Gases	744.0	791.1
Electronics and Performance Materials	406.6	514.3
Equipment and Energy	119.5	100.3

Segment and Consolidated Totals	$2,195.3	$2,407.4

Operating income
Merchant Gases	$170.5	$199.8
Tonnage Gases	108.8	111.1
Electronics and Performance Materials	24.6	66.0
Equipment and Energy	7.0	9.3

Segment Totals	310.9	386.2
Global cost reduction plan (a)	(174.2)	—
Pension settlement	—	(1.4)
Other	(22.6)	(4.4)

Consolidated Totals	$114.1	$380.4

(Millions of dollars)

	31 December	30 September
	2008	2008

Identifiable assets (b)
Merchant Gases	$4,647.7	$4,881.6
Tonnage Gases	3,270.5	3,335.4
Electronics and Performance Materials	2,220.4	2,341.0
Equipment and Energy	324.3	300.2

Segment Totals	10,462.9	10,858.2
Other	968.0	775.2
Discontinued operations	59.4	115.3

Consolidated Totals	$11,490.3	$11,748.7

(a) Information about this charge at the segment level is discussed in Note 3 to the Consolidated Financial Statements.
(b) Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
SUMMARY BY GEOGRAPHIC REGIONS
(Unaudited)
(Millions of dollars)

	Three Months Ended
	31 December
	2008	2007

Revenues from external customers
North America	$1,110.5	$1,146.6
Europe	717.4	807.5
Asia	325.6	403.9
Latin America	41.8	49.4

Total	$2,195.3	$2,407.4

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2008 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first quarter of 2009 other than those detailed in Note 2.
2. NEW ACCOUNTING STANDARDS
Disclosures about Derivatives and Hedging
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2008, with early application encouraged. These disclosures will be required for the Company in the second quarter of 2009.
Fair Value Option
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. The Company adopted SFAS No. 159 as of 1 October 2008 and elected not to fair value any items under this Statement.
Postretirement Benefits
The Company adopted the measurement date change of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” for its U.K. and Belgium pension plans as of 1 October 2008. SFAS No. 158 required the Company to change the measurement date for these plans from 30 June to 30 September (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the three-month period ended 30 September 2008 were recognized as adjustments to the beginning balances of retained earnings and Accumulated Other Comprehensive Income (AOCI), respectively. The after-tax charge to retained earnings was $8.1. AOCI was credited $35.8 for net actuarial gains on an after-tax basis. These adjustments only affected the balance sheet.
Fair Value Measurements
Effective 1 October 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities and any other assets and liabilities that are recognized and disclosed at fair value on a recurring basis. This Statement defines fair value, establishes a method for measuring fair value, and requires additional disclosures about fair value measurements. FASB Staff Position No. 157-2 delayed the adoption of SFAS No. 157 for other nonfinancial assets and liabilities until 1 October 2009 for the Company. The adoption of SFAS No. 157 did not impact the Company’s financial statements for assets and liabilities measured at fair value on a recurring basis.
Refer to Note 5 for the new enhanced disclosures required under SFAS No. 157.
3. GLOBAL COST REDUCTION PLAN
During the first quarter ended 31 December 2008, the Company announced a global cost reduction plan designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for this plan. This charge included $120.0 for severance and pension-related costs. The Company will eliminate approximately 1,400 positions, or about seven percent of its global workforce. The reductions are targeted at reducing overhead and infrastructure costs, reducing and refocusing elements of the Company’s technology and business development spending, and lowering its plant operating costs. The remainder of the charge, $54.2, is for business exits and asset management actions. Assets held for sale were written down to net realizable value and an environmental liability of $16.0 was recognized. This environmental liability results from a decision to sell a production facility. The planned actions are expected to be substantially completed within the next twelve months.
The charge for the global cost reduction plan has been excluded from segment operating profit. The table below displays how this charge related to the businesses at the segment level.

		Asset
	Severance and Other	Impairments/
	Benefits	Other Costs	Total

Merchant Gases	$84.5	$6.7	$91.2
Tonnage Gases	11.1	—	11.1
Electronics and Performance Materials	21.7	47.2	68.9
Equipment and Energy	2.7	.3	3.0

Total 2009 Charge	$120.0	$54.2	$174.2

The following table summarizes the carrying amount of the accrual for the global cost reduction plan at 31 December 2008:

		Asset
	Severance and Other	Impairments/
	Benefits	Other Costs	Total

2009 Charge	$120.0	$54.2	$174.2
Environmental Charge (see Note 10)	—	(16.0)	(16.0)
Noncash Expenses	(14.6)	(32.1)	(46.7)
Cash Expenditures	(2.5)	—	(2.5)

Accrual Balance at 31 December 2008	$102.9	$6.1	$109.0

4. DISCONTINUED OPERATIONS
The U.S. Healthcare business, Polymer Emulsions business, and the High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented.
For additional historical information on these discontinued operations, refer to the Company’s 2008 annual report on Form 10-K.
U.S. Healthcare
In July 2008, the Board of Directors authorized management to pursue the sale of the U.S. Healthcare business. In 2008, the Company recorded a total charge of $329.2 ($246.2 after-tax, or $1.12 per share) related to the impairment/write-down of the net carrying value of the U.S. Healthcare business. The Company anticipates selling this business in 2009 and is in active discussions with potential buyers.
In the first quarter of 2009, based on additional facts, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The operating results of the U.S. Healthcare business have been classified as discontinued operations and are summarized below:

	Three Months Ended
	31 December
	2008	2007

Sales	$48.2	$66.2

Income (loss) before taxes	$1.1	$(8.5)
Income tax provision (benefit)	.4	(3.2)

Income (loss) from operations of discontinued operations	$.7	$(5.3)
Impairment/write-down to estimated net realizable value, net of tax	(22.1)	—

Income (loss) from discontinued operations, net of tax	$(21.4)	$(5.3)

Details of balance sheet items for the U.S. Healthcare business are summarized below:

	31 December 2008	30 September 2008

Trade receivables, less allowances	$40.9	$47.7
Inventories	5.9	7.2
Prepaid expenses	1.8	1.4
Other receivables	.4	.2

Total Current Assets	$49.0	$56.5

Plant and equipment, net	$10.4	$58.7

Total Noncurrent Assets	$10.4	$58.7

Payables and accrued liabilities	$7.6	$6.8
Current portion long-term debt	.8	1.0

Total Current Liabilities	$8.4	$7.8

Long-term debt	$1.0	$1.2

Total Noncurrent Liabilities	$1.0	$1.2

Polymer Emulsions Business
In the first quarter of 2008, the Polymer Emulsions business generated sales of $151.2 and income, net of tax, of $6.8. The Company completed the sale of its Polymer Emulsions business in 2008.
HPPC Business
In the first quarter of 2008, the HPPC business generated sales of $22.9 and income, net of tax, of $.2. The Company closed on the sale of its HPPC business on 31 December 2007.
5. FAIR VALUE MEASUREMENTS
As discussed in Note 2 on New Accounting Standards, the Company adopted SFAS No. 157 as of 1 October 2008, with the exception of the application of the Statement to nonrecurring nonfinancial assets and nonfinancial liabilities, for which adoption has been delayed until
1 October 2009.
SFAS No. 157 defines fair value as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
•	Level 3 — Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet:

31 December 2008	Total	Level 1	Level 2	Level 3

Assets at Fair Value
Derivatives (1)
Interest rate swap agreements	$14.5	$—	$14.5	$—
Cross currency interest rate swap contracts	8.4	—	8.4	—
Currency option contracts	.6	—	.6	—
Forward exchange contracts	135.7	—	135.7	—
Commodity swap contracts	17.7	—	17.7	—
Other investments (2)	13.9	13.9	—	—

Liabilities at Fair Value
Derivatives (1)
Forward exchange contracts	$131.6	$—	$131.6	$—
Commodity swap contracts	18.2	—	18.2	—

(1)	The fair value of the Company’s interest rate swap agreements and foreign exchange contracts are based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, the Company randomly tests a subset of its valuations against valuations received from the counterparty to the transaction to validate the accuracy of its standard pricing models. The fair value of commodity swaps is based on current market price as provided by the financial institutions with which the commodity swaps have been executed. Counterparties to these derivative contracts are highly rated financial institutions none of which experienced significant downgrades since 30 September 2008 that could reduce the receivable amount collectible.

(2)	The fair value of other investments in publicly traded companies is based on quoted market prices from the New York and Tokyo stock exchanges.
Refer to Note 1 and Note 6 in the Company’s 2008 annual report on Form 10-K for additional information on the Company’s accounting and reporting of the fair value of financial instruments.
6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the quarter ended 31 December 2008 are as follows:

			Currency
	30 September	Acquisition and	Translation and	31 December
	2008	Adjustments	Other	2008

Merchant Gases	$626.5	$—	$(53.5)	$573.0
Tonnage Gases	18.0	—	(2.4)	15.6
Electronics and Performance Materials	283.6	(.9)	(5.3)	277.4

	$928.1	$(.9)	$(61.2)	$866.0

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
7. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the three months ended 31 December 2008, the Company granted 2.0 million stock options at a weighted-average exercise price of $66.90 and an estimated fair value of $20.86 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 31.2%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 3.5%-3.9%. In addition, the Company granted 372,986 deferred stock units at a weighted-average grant-date fair value of $51.94 and 40,092 restricted shares at a weighted-average grant-date fair value of $64.01. Refer to Note 15 in the Company’s 2008 annual report on Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the first quarter of 2009 was $17.5 ($10.7 after-tax). Of the share-based compensation cost recognized, $13.1 was a component of selling and administrative expense, $2.4 a component of cost of sales, $1.6 a component of research and development, and $.4 a component of the global cost reduction plan. Share-based compensation cost charged against income for the first quarter of 2008 was $17.1 ($10.5 after-tax). The amount of share-based compensation cost capitalized in 2009 and 2008 was not material.
8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2008	2007

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$90.0	$262.3
Income (loss) from discontinued operations	(21.4)	1.4

Net Income	$68.6	$263.7

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	209.4	214.8
Effect of dilutive securities
Employee stock options	1.7	6.3
Other award plans	1.0	1.2

	2.7	7.5

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	212.1	222.3

BASIC EPS
Income from continuing operations	$.43	$1.22
Income (loss) from discontinued operations	(.10)	.01

Net Income	$.33	$1.23

DILUTED EPS
Income from continuing operations	$.42	$1.18
Income (loss) from discontinued operations	(.10)	.01

Net Income	$.32	$1.19

Options on 8.8 million shares and 1.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for 2009 and 2008, respectively.
9. RETIREMENT BENEFITS
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three months ended
31 December 2008 and 2007 were as follows:

	Three Months Ended 31 December
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Service cost	$15.1	$19.6	$1.5	$1.5
Interest cost	45.8	45.7	1.4	1.4
Expected return on plan assets	(49.0)	(52.1)	—	—
Prior service cost (credit) amortization	1.0	.8	(.3)	(.3)
Actuarial loss amortization	3.8	9.9	.4	.4
Settlement and curtailment charges	—	1.4	—	—
Special termination benefits	.2	—	—	—
Other	.1	.9	—	—

Net periodic benefit cost	$17.0	$26.2	$3.0	$3.0

For the three months ended 31 December 2008, pension contributions of $42.6 were made. Total contributions for 2009 are expected to be approximately $175. For the three months ended 31 December 2007, pension contributions of $69.8 were made. During 2008, total contributions were $234.0.
10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In the third quarter of 2008, a unit of the Brazilian Ministry of Justice issued a report (previously issued in January 2007, and then withdrawn) on its investigation of the Company’s Brazilian subsidiary, Air Products Brazil Ltda., and several other Brazilian industrial gas companies. The report recommended that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brazil Ltda. and the other industrial gas companies for alleged anticompetitive activities. The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
Customer Bankruptcy
On 6 January 2009, a major customer of the Company began operating under Chapter 11 bankruptcy protection. This customer receives product principally from the Tonnage Gases segment. At 31 December 2008, the Company had outstanding net receivables from the customer of $35.7. At this time, the Company is not able to reasonably estimate the financial statement impact of the bankruptcy, if any. As such, the Company did not recognize any charges associated with this bankruptcy as of 31 December 2008.
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 31 December 2008 and 30 September 2008 included an accrual of $97.2 and $82.9, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $97 to a reasonably possible upper exposure of $111 as of 31 December 2008.
During the first quarter of 2009, the Company recognized a $16.0 environmental liability associated with a production facility. The Company is required by state law to investigate and remediate a site upon its sale. In the first quarter of 2009, management committed to a plan to sell this facility. At 31 December 2008, the Company estimated that it would take at least several years to complete the remediation efforts at this site.
Refer to Note 19 to the Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K for information on the Company’s environmental accruals related to the Pace, Florida and Piedmont, S.C. facilities. At 31 December 2008, the accrual balances associated with the Pace, Florida and Piedmont, S.C. facilities totaled $39.1 and $22.9, respectively.
11. SUPPLEMENTAL INFORMATION
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first quarter of 2009, the Company did not purchase any shares under this authorization. At 31 December 2008, $649.2 in share repurchase authorization remains.
Industrial Revenue Bonds
During the first quarter 2009, the Company issued two Industrial Revenue Bonds totaling $80.0, the proceeds of which must be held in escrow until related project spending occurs. As of 31 December 2008 and 30 September 2008, $210.9 and $181.2 were held in escrow from Industrial Revenue Bond issuances and classified as other noncurrent assets, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2008 annual report on Form 10-K. An analysis of results for the first quarter of 2009, including an update to the Company’s 2009 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles, except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
FIRST QUARTER 2009 VS. FIRST QUARTER 2008
FIRST QUARTER 2009 IN SUMMARY
•	Declining business conditions around the world have unfavorably impacted the Company’s businesses. In response to these market conditions, the Company announced a global cost reduction plan to lower its cost structure and better align its businesses. The results from continuing operations included a charge of $174 ($116 after-tax, or $.55 per share) for this plan.

•	Sales of $2,195 declined 9% from lower volumes and unfavorable currency impacts. Volumes declined primarily in the Electronics and Performance Materials segment reflecting the weak market conditions. Volumes were also lower in Merchant Gases; however, the decrease was offset by higher pricing.

•	Operating income of $114 decreased $266. Operating income declined principally from lower volumes, unfavorable currency impacts, and the global cost reduction charge. Improved pricing in the Merchant Gases segment partially offset this decline.

•	Income from continuing operations of $90 declined $172 and diluted earnings per share from continuing operations of $.42 declined $.76. A summary table of changes in diluted earnings per share is presented below.

•	Income from discontinued operations declined $22.8, or $.11 per share. The Company recorded an impairment charge of $49 ($31 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the U.S. Healthcare business.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2009 Outlook provided on page 22.
Changes in Diluted Earnings per Share

	Three Months Ended
	31 December		Increase
	2008	2007	(Decrease)

Diluted Earnings per Share

Net Income	$.32	$1.19	$(.87)
Discontinued Operations	(.10)	.01	(.11)

Continuing Operations	$.42	$1.18	$(.76)

Operating Income (after-tax)
Underlying business
Volume			(.25)
Price/raw materials			.05
Costs			.03
Currency			(.13)
Global cost reduction plan			(.55)

Operating Income			(.85)

Other (after-tax)
Interest expense			.01
Income tax rate			.03
Average shares outstanding			.05

Other			.09

Total Change in Diluted Earnings per Share from Continuing Operations			$(.76)

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 31 December
	2008	2007	% Change

Sales	$2,195.3	$2,407.4	(9)%
Operating income	114.1	380.4	(70)%
Equity affiliates’ income	24.5	25.3	(3)%

Sales

% Change from
Prior Year

Underlying business
Volume	(8)%
Price	3%
Currency	(5)%
Natural gas/raw material cost pass-through	1%

Total Consolidated Change	(9)%

Sales of $2,195.3 decreased 9%, or $212.1. Underlying business declined 5% primarily due to lower volumes in the Electronics and Performance Materials and Merchant Gases segments. Higher prices in Merchant Gases partially offset this decline. Unfavorable currency impacted sales by 5% due primarily to the strengthening of the U.S. dollar against key European and Asian currencies.
Operating Income
Operating income of $114.1 decreased 70%, or $266.3.
•	Underlying business operating income declined $49, primarily as a result of lower volumes in the Electronics and Performance Materials and Merchant Gases segments. Weakening consumer confidence, as a result of the deterioration in the global economy, significantly impacted customers’ operating rates across many of the Company’s end markets. The volume declines were partially offset by price increases in the Merchant Gases segment as well as reduced costs due to cost reduction actions.

•	Unfavorable currency impacts lowered operating income by $39, reflecting the strengthening of the U.S. dollar against key European and Asian currencies.

•	The global cost reduction plan charge in the first quarter of 2009 reduced operating income by $174.
Equity Affiliates’ Income
Income from equity affiliates of $24.5 decreased $.8, or 3%.
Selling and Administrative Expense (S&A)
S&A expense of $247.0 decreased 4%, or $11.5, primarily from favorable currency impacts. S&A, as a percent of sales, increased to 11.3% from 10.7%.
Research and Development (R&D)
R&D expense of $33.2 increased 10%, or $2.9. R&D increased as a percent of sales to 1.5% from 1.3%.
Global Cost Reduction Plan
During the first quarter ended 31 December 2008, the Company announced a global cost reduction plan designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for this plan. This charge included $120.0 for severance and pension-related costs. The Company will eliminate approximately 1,400 positions, or about seven percent of its global workforce. The reductions are targeted at reducing overhead and infrastructure costs, reducing and refocusing elements of the Company’s technology and business development spending, and lowering its plant operating costs. The remainder of the charge, $54.2, is for business exits and asset management actions. Assets held for sale were written down to net realizable value and an environmental liability of $16.0 was recognized. This environmental liability results from a decision to sell a production facility. The planned actions are expected to be substantially completed within the next twelve months.
The charge for the global cost reduction plan has been excluded from segment operating profit. The charge was related to the businesses at the segment level as follows: $91.2 in Merchant Gases, $11.1 in Tonnage Gases, $68.9 in Electronics and Performance Materials, and $3.0 in Equipment and Energy.
Cost savings of $50 are expected in 2009 and $125 in 2010. Beyond 2010, the Company expects the restructuring plan to provide annualized savings of approximately $130, of which the majority is related to personnel costs.
Other (Income) Expense, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $2.9 decreased $13.9, primarily from unfavorable foreign exchange. Results in 2008 included the favorable impacts of asset management activities, including a gain of $5.6 related to the sale of a cost-based investment in Europe. Otherwise, no individual items were significant in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 December
	2008	2007

Interest incurred	$41.7	$47.0
Less: interest capitalized	5.2	6.2

Interest expense	$36.5	$40.8

Interest incurred decreased $5.3 primarily due to lower average interest rates on variable rate debt. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest.
The effective tax rate was 7.3% and 26.9% in the first quarter of 2009 and 2008, respectively. The net impact of the global cost reduction plan charge was a 16.7% lower tax rate in the first quarter of 2009. Also, the effective tax rate is lower in 2009 from higher relative tax credits based on lower income before taxes.
Discontinued Operations
The U.S. Healthcare business, Polymer Emulsions business, and the High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 4 to the Consolidated Financial Statements for additional information.
In the first quarter of 2009, based on additional facts, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges.
Net Income
Net income was $68.6 compared to $263.7. Diluted earnings per share was $.32 compared to $1.19. A summary table of changes in earnings per share is presented on page 17.

Segment Analysis
Merchant Gases

	Three Months
	Ended 31 December
	2008	2007	% Change

Sales	$925.2	$1,001.7	(8)%
Operating income	170.5	199.8	(15)%
Equity affiliates’ income	22.0	25.2	(13)%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	(6)%
Price	6%
Currency	(8)%

Total Merchant Gases Change	(8)%

Sales of $925.2 decreased 8%, or $76.5. Sales decreased 8% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against key European and Asian currencies. Volumes were lower across most product lines and regions, consistent with weak manufacturing worldwide. Volume declines accelerated through the quarter as the economy worsened and customers responded by extending holiday shutdowns. Price increases have been effective, offsetting the decline in volume.
In North America, sales increased by 2% driven by strong pricing gains. Volumes declined 6% reflecting weak demand across most end markets. In Europe, sales decreased 13%. Currency reduced sales by 12% while improved pricing added 6%. Volumes were lower by 7% due to weak demand across most end markets. In Asia, sales declined by 8%, mainly due to unfavorable currency of 7%. Volumes declined 6% due to weak demand particularly from steel and electronics customers. Improved pricing in Asia added 5% to sales.
Merchant Gases Operating Income
Operating income of $170.5 decreased 15%, or $29.3. The decline in volume of $27 was substantially offset by improved pricing of $25. Unfavorable currency impacts decreased operating income by $18. Operating income also declined $10 from reduced system loading, partially offset by productivity improvements.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $22.0 decreased $3.2, driven by lower volumes and unfavorable currency impacts.
Tonnage Gases

	Three Months
	Ended 31 December
	2008	2007	% Change

Sales	$744.0	$791.1	(6)%
Operating income	108.8	111.1	(2)%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume (excluding hurricane)	(2)%
Hurricane impact	(2)%
Currency	(4)%
Natural gas/raw materials cost pass-through	2%

Total Tonnage Gases Change	(6)%

Sales of $744.0 decreased 6%, or $47.1. Unfavorable currency effects reduced sales by 4%, and volumes, excluding hurricane impacts, were down 2%. Sales in the quarter reflected reduced demand from steel and chemical producers. The gulf coast hurricane in the fourth quarter of 2008 reduced sales an additional 2%. Natural gas and raw material cost pass-through increased sales by 2%.
Tonnage Gases Operating Income
Operating income of $108.8 decreased 2%, or $2.3. Operating income increased by $7 from improved costs and $9 from improved pricing and variable margins. Operating income decreased $8 from lower volumes, $6 from unfavorable currency, and $4 from hurricane-related business interruptions and other items.
Electronics and Performance Materials

	Three Months
	Ended 31 December
	2008	2007	% Change

Sales	$406.6	$514.3	(21)%
Operating income	24.6	66.0	(63)%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	(20)%
Price	1%
Currency	(2)%

Total Electronics and Performance Materials Change	(21)%

Sales of $406.6 decreased 21%, or $107.7, primarily from lower volumes. Electronics sales were down 28%, reflecting a significant global downturn in semiconductor and flat panel capacity utilization and lower specialty materials pricing. In Performance Materials, sales were down 8% as volumes declined 17% due to weaker demand in coatings, autos and housing, partially offset by improved pricing which increased sales by 9%. Unfavorable currency impacts reduced sales by 2%.
Electronics and Performance Materials Operating Income
Operating income of $24.6 decreased 63%, or $41.4, mainly from the decline in volumes across the segment and from lower electronics specialty materials pricing.
Equipment and Energy

	Three Months
	Ended 31 December
	2008	2007	% Change

Sales	$119.5	$100.3	19%
Operating income	7.0	9.3	(25)%

Equipment and Energy Sales and Operating Income
Sales of $119.5 increased 19%, or $19.2, due to higher large air separation plant sales. Operating income of $7.0 decreased $2.3 due to lower natural gas liquefaction (LNG) heat exchanger activity.
The sales backlog for the Equipment business at 31 December 2008 was $324, compared to $399 at 30 September 2008.
Other
Other operating income (loss) includes expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.

	Three Months
	Ended 31 December
	2008	2007

Operating income (loss)	$(22.6)	$(4.4)

The operating loss of $22.6 increased $18.2, primarily due to unfavorable foreign exchange. No other individual items were significant in comparison to the prior year.
2009 OUTLOOK
2009 is proving to be the most uncertain economic environment seen in decades. The Company expects the second quarter to be the low point of the year. The Company remains committed to improving return on capital and improving margins. The actions the Company has taken to adjust its cost structure during the first quarter will deliver improvement in the second half of the year. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
The Company anticipates a further deterioration in the global economy, and expects the second quarter to be the most challenging of the year. Overall, for 2009, the Company expects manufacturing to decline globally by 4% to 5% with the U.S. declining 6% to 7%, Europe also declining 6% to 7%, and Asia, excluding Japan, growing 2%. This global decline is significantly lower than the 1% to 2% growth originally anticipated by the Company.
Specifically by market, the Company expects refinery hydrogen demand to remain stable. Electronics demand is expected to continue to decline in the second quarter. However, the Company anticipates a sequential increase in Electronics in the second half of the year. Chemical markets are expected to continue to decline in 2009 until key end markets start to improve. The Company also anticipates global steel operating rates to continue to decline until late in calendar year 2009.
SHARE-BASED COMPENSATION
Refer to Note 7 to the Consolidated Financial Statements for information on the Company’s share-based compensation programs. For additional information on the valuation and accounting for the various programs, refer to Note 15 to the Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K.
PENSION BENEFITS
Refer to Note 9 to the Consolidated Financial Statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 18 to the Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the Consolidated Statements of Cash Flows included on pages 6-7.

Operating Activities
For the first three months, net cash provided by operating activities decreased $167.5, or 46%. This decrease is due to lower earnings of $195.1 and an increase in the use of cash for working capital of $59.0. Adjustments to income, primarily non-cash asset impairment charges for the global cost reduction plan and the discontinued U.S. Healthcare business, increased cash from operating activities by $86.6.
The net increase in cash used for working capital (negative cash flow variance) of $59.0 primarily included:
•	A $171.2 positive cash flow variance due to lower trade receivables as a result of reduced sales and increased collections.

•	A $117.4 negative cash flow variance from the increase in other receivables, principally tax and derivative receivables.

•	An $85.0 negative cash flow variance from other working capital accounts due principally to a reduction in accrued taxes in 2009 and the receipt of a $35.0 tax refund in the prior year.

•	A $53.6 negative cash flow variance from contracts in progress as the prior year reflected an increase in cash due to a reduction in contracts in progress from lower equipment activity.

•	A $50.2 positive cash flow variance due to a lower use of cash for payables and accrued liabilities. The positive variance was due principally to a $109.0 increase in accrued liabilities resulting from the global cost reduction plan. This positive variance was somewhat offset by a decline in payables as a result of lower operating activity and timing of payments.
Investing Activities
Cash used for investing activities decreased $29.0, due principally to changes in restricted cash, offset by lower proceeds from the sale of discontinued businesses. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet. During the first quarter of 2009, the Company issued $80.0 of Industrial Revenue Bonds versus $145.0 in the prior year. The combined impact of lower bond proceeds and higher project spending resulted in a reduction in the use of cash of $104.0 compared to the prior year. The prior year included proceeds from the sale of the HPPC business of $69.3.
Capital expenditures are detailed in the table below.

	Three Months Ended
	31 December
	2008	2007

Additions to plant and equipment	$291.7	$268.6
Acquisitions, less cash acquired	1.6	.2
Investment in and advances to unconsolidated affiliates	.1	—

Total Capital Expenditures on a GAAP basis	$293.4	$268.8
Capital lease expenditures under EITF No. 01-08 (a)	39.5	54.9

Capital Expenditures on a non-GAAP basis	$332.9	$323.7

(a)	The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases. Certain facilities that are built to service a specific customer are accounted for as capital leases in accordance with EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease,” and such spending is reflected as a use of cash within cash provided by operating activities. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage the Company’s capital expenditures.

Financing Activities
Cash provided by financing activities increased $101.0. During the first quarter of 2009, the Company did not purchase any of its outstanding shares, as compared to the prior year which included share repurchases of $189.7. This was partially offset by a net decrease in borrowings of $25.9 and lower stock option exercises of $31.9. Long-term debt proceeds of $109.0 in 2009 included $80.0 from Industrial Revenue Bonds.
Total debt at 31 December 2008 and 30 September 2008, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 46.2% and 43.4%, respectively. Total debt increased from $3,966.8 at 30 September 2008 to $4,169.2 at 31 December 2008.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,450.0 at 31 December 2008. No borrowings were outstanding under these commitments. Additional commitments totaling $426.2 are maintained by the Company’s foreign subsidiaries, of which $344.4 was utilized at 31 December 2008.
The estimated fair value of the Company’s long-term debt, including current portion, as of 31 December 2008 was $3,750.0 compared to a book value of $3,599.2.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first quarter of 2009, the Company did not purchase any shares under this authorization. At 31 December 2008, $649.2 in share repurchase authorization remains.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2008 annual report on Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 19 to the Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K and Note 10 in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the Company’s 2008 annual report on Form 10-K. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The Company’s principal related parties are equity affiliates operating primarily in the industrial gas business. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the Company’s 2008 annual report on Form 10-K.

There were no material changes to market risk sensitivities for interest rate risk on fixed debt, foreign currency exchange rate risk, or commodity price risk since 30 September 2008.
The net financial instrument position increased from a liability of $3,629 at 30 September 2008 to a liability of $3,723 at 31 December 2008, primarily due to the issuance of new long-term debt and the impact of lower interest rates on the market value of long-term debt.
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
The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2008 annual report on
Form 10-K. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in Note 2 to the Consolidated Financial Statements. There have been no changes in accounting policy in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.
NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements for information concerning the Company’s implementation and impact of new accounting standards.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this document regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, further deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; inability to collect receivables from or recovery of payments made by customers in bankruptcy proceedings; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; costs associated with future restructuring actions which are not currently planned or anticipated; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; the ability to attract, hire, and retain qualified personnel in all regions of the world where the Company operates; significant fluctuations in interest rates and foreign currencies; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; the timing and rate at which tax credits can be utilized; and other risk factors described in the Company’s Form 10-K for its year ended 30 September 2008. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 24 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 December 2008 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company is updating those factors by adding the factors below which expand on how the current economic slowdown and global credit crisis may impact the Company’s results.
Recent worldwide and domestic economic trends and financial market conditions could adversely impact our customers and suppliers and our financial performance.
As widely reported, the worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. Consumer demand in the electronics industry and other end markets served by the Company has recently decreased significantly. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could create or exacerbate credit issues, cash flow issues and other financial hardships for our suppliers and customers. Some of the Company’s customers have already sought bankruptcy protection. The bankruptcy or insolvency of the Company’s customers may impact its ability to recover accounts receivable from such customers and any payment received by the Company in the preference period prior to a bankruptcy filing may be potentially recoverable. Further reduced consumer demand or financial instability of customers and suppliers in these industries may adversely affect our revenues, profitability, operating results and cash flow. The Company has a committed credit facility and additional liquidity facilities available. While to date it has not experienced problems with accessing these facilities, to the extent that the financial institutions that participate in these facilities were to default on their obligation to fund, those funds would not be available. The timing and nature of any recovery in the financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K
3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 24 November 2008 and incorporated by reference.)

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2009 Awards to Executive Officers.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)

Date: 30 January 2009	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 24 November 2008 and incorporated by reference.)

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2009 Awards to Executive Officers.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.