Form 10-Q
period 2009-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2009-07-24
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 20 July 2009
Common Stock, $1 par value	210,081,686

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets — 30 June 2009 and 30 September 2008	3
Consolidated Income Statements — Three and Nine Months Ended 30 June 2009 and 2008	4
Consolidated Comprehensive Income Statements — Three and Nine Months Ended 30 June 2009 and 2008	5
Consolidated Statements of Cash Flows — Nine Months Ended 30 June 2009 and 2008	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42
Item 6. Exhibits	42
Signatures	43
Exhibit Index	44
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of dollars, except for share data)	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash items	$70.3	$103.5
Trade receivables, less allowances for doubtful accounts	1,332.6	1,575.2
Inventories	495.8	503.7
Contracts in progress, less progress billings	115.3	152.0
Prepaid expenses	96.0	107.7
Other receivables and current assets	445.6	349.4
Current assets of discontinued operations	15.5	56.6

TOTAL CURRENT ASSETS	2,571.1	2,848.1

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	820.6	822.6
PLANT AND EQUIPMENT, at cost	15,254.7	14,988.6
Less accumulated depreciation	8,579.7	8,373.8

PLANT AND EQUIPMENT, net	6,675.0	6,614.8

GOODWILL	872.7	928.1
INTANGIBLE ASSETS, net	251.4	289.6
NONCURRENT CAPITAL LEASE RECEIVABLES	569.4	505.3
OTHER NONCURRENT ASSETS	478.9	504.1
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	4.4	58.7

TOTAL ASSETS	$12,243.5	$12,571.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,299.7	$1,665.6
Accrued income taxes	84.7	87.0
Short-term borrowings	385.6	419.3
Current portion of long-term debt	3.8	32.1
Current liabilities of discontinued operations	19.0	8.0

TOTAL CURRENT LIABILITIES	1,792.8	2,212.0

LONG-TERM DEBT	3,755.8	3,515.4
DEFERRED INCOME & OTHER NONCURRENT LIABILITIES	1,040.7	1,049.2
DEFERRED INCOME TAXES	591.0	626.6
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	.3	1.2

TOTAL LIABILITIES	7,180.6	7,404.4

MINORITY INTEREST IN SUBSIDIARY COMPANIES	134.6	136.2
COMMITMENTS AND CONTINGENCIES — See Note 12
SHAREHOLDERS’ EQUITY
Common stock (par value $1 per share; 2009 and 2008 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	821.6	811.7
Retained earnings	7,086.6	6,990.2
Accumulated other comprehensive income (loss)	(803.6)	(549.3)
Treasury stock, at cost (2009 —39,373,898 shares; 2008 — 40,120,957 shares)	(2,425.7)	(2,471.3)

TOTAL SHAREHOLDERS’ EQUITY	4,928.3	5,030.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,243.5	$12,571.3

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of dollars, except for share data)	2009	2008	2009	2008

SALES	$1,976.2	$2,749.7	$6,126.9	$7,699.8
Cost of sales	1,427.5	2,041.1	4,497.1	5,666.3
Selling and administrative	232.3	284.4	709.9	815.0
Research and development	24.1	33.1	86.9	97.7
Global cost reduction plan	124.0	—	298.2	—
Customer bankruptcy	22.2	—	22.2	—
Pension settlement	8.0	1.0	8.0	28.7
Other income, net	5.7	3.6	13.7	30.6

OPERATING INCOME	143.8	393.7	518.3	1,122.7
Equity affiliates’ income	28.5	46.5	80.0	114.2
Interest expense	27.5	39.5	94.0	119.2

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND MINORITY INTEREST	144.8	400.7	504.3	1,117.7
Income tax provision	25.4	98.1	99.0	282.4
Minority interest in earnings of subsidiary companies	4.8	7.6	11.4	18.2

INCOME FROM CONTINUING OPERATIONS	114.6	295.0	393.9	817.1
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1.4)	(224.9)	(6.5)	(169.0)

NET INCOME	$113.2	$70.1	$387.4	$648.1

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$.55	$1.40	$1.88	$3.84
Loss from discontinued operations	(.01)	(1.07)	(.03)	(.79)

Net Income	$.54	$.33	$1.85	$3.05

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$.54	$1.35	$1.85	$3.72
Loss from discontinued operations	(.01)	(1.03)	(.03)	(.77)

Net Income	$.53	$.32	$1.82	$2.95

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	209.8	211.2	209.6	212.8

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	214.0	218.2	212.8	219.9

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.45	$.44	$1.34	$1.26

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of dollars)	2009	2008

NET INCOME	$113.2	$70.1

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Net unrealized holding gain on investments, net of income tax of $1.5 and $1.4	2.6	2.5
Net unrecognized gain (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $2.6 and $(1.3) (a)	5.4	(3.0)
Foreign currency translation adjustments, net of income tax (benefit) of $(30.5) and $8.1	253.4	(10.8)
Pension and postretirement benefits, net of tax (benefit) of $(13.6) and $—	(22.7)	—
Pension and postretirement benefits reclassified to earnings, net of tax of $4.7 and $3.7	8.7	7.3

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	247.4	(4.0)

COMPREHENSIVE INCOME	$360.6	$66.1

	Nine Months Ended
	30 June
(Millions of dollars)	2009	2008

NET INCOME	$387.4	$648.1

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Net unrealized holding gain (loss) on investments, net of income tax (benefit) of $1.1 and $(.8)	1.8	(1.7)
Net unrecognized (loss) on derivatives qualifying as hedges, net of income tax (benefit) of $(.2) and $(7.7) (a)	(.3)	(14.2)
Foreign currency translation adjustments, net of income tax (benefit) of $(25.8) and $(62.5)	(284.7)	136.6
Reclassification adjustment for foreign currency translation adjustment realized in net income (b)	—	(53.7)
Pension and postretirement benefits, net of tax (benefit) of $(13.6) and $(10.3)	(22.7)	(13.8)
Pension and postretirement benefits reclassified to earnings, net of tax of $7.3 and $20.7	15.8	38.6

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(290.1)	91.8

COMPREHENSIVE INCOME	$97.3	$739.9

(a)	Amounts reclassified from other comprehensive income into earnings in 2009 and 2008 were not material. See Note 5.

(b)	In the second quarter of 2008, the Company completed the sale of its Polymer Emulsions business as discussed in Note 4. Accordingly, the related foreign currency translation results of this business were reclassified from other comprehensive income into earnings.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of dollars)	2009	2008

OPERATING ACTIVITIES
Net income	$387.4	$648.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	614.8	647.8
Impairment of assets of continuing operations	67.7	—
Impairment of assets of discontinued operations	48.7	314.8
Loss (gain) on sale of discontinued operations	.6	(119.5)
Deferred income taxes	(41.6)	(69.6)
Customer bankruptcy	22.2	—
Undistributed earnings of unconsolidated affiliates	(45.5)	(59.6)
Loss (gain) on sale of assets and investments	7.0	(.4)
Share-based compensation	45.1	47.1
Noncurrent capital lease receivables	(74.9)	(160.5)
Other adjustments	(38.5)	82.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	160.0	(195.9)
Inventories	(10.8)	(39.5)
Contracts in progress	29.8	84.8
Other receivables	16.1	(3.7)
Payables and accrued liabilities	(313.2)	(20.7)
Other working capital	(17.7)	(26.4)

CASH PROVIDED BY OPERATING ACTIVITIES (a)	857.2	1,129.5

INVESTING ACTIVITIES
Additions to plant and equipment	(899.3)	(791.4)
Acquisitions, less cash acquired	(29.8)	(2.0)
Investment in and advances to unconsolidated affiliates	(1.1)	(1.8)
Proceeds from sale of assets and investments	30.1	18.4
Proceeds from sale of discontinued operations	39.0	419.5
Change in restricted cash	82.2	(135.6)
Other investing activities	—	(17.8)

CASH USED FOR INVESTING ACTIVITIES	(778.9)	(510.7)

FINANCING ACTIVITIES
Long-term debt proceeds	120.9	479.8
Payments on long-term debt	(70.0)	(96.7)
Net increase (decrease) in commercial paper and short-term borrowings	99.2	(236.0)
Dividends paid to shareholders	(278.8)	(256.1)
Purchase of treasury stock	—	(560.2)
Proceeds from stock option exercises	14.9	80.9
Excess tax benefit from share-based compensation/other	4.1	50.1

CASH USED FOR FINANCING ACTIVITIES	(109.7)	(538.2)

Effect of Exchange Rate Changes on Cash	(1.8)	5.1

(Decrease) Increase in Cash and Cash Items	(33.2)	85.7
Cash and Cash Items — Beginning of Year	103.5	40.5

Cash and Cash Items — End of Period	$70.3	$126.2

(a)	Pension plan contributions in 2009 and 2008 were $169.5 and $123.0, respectively.
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2008 annual report on Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2009 other than those detailed in Note 2.
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
2. NEW ACCOUNTING STANDARDS
Standards Implemented
Disclosures about Subsequent Events
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard, as required, for the period ended 30 June 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
Refer to Note 14, Supplemental Information, for the required disclosure.
Fair Value Disclosures
Effective 1 April 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements.
Refer to Note 6, Fair Value Measurements, for the required disclosures.
Disclosures about Derivatives and Hedging
Effective 1 January 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how they affect an entity’s financial position, financial performance, and cash flows. This Statement only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements upon adoption.
Refer to Note 5, Financial Instruments, for the required disclosures.

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
Refer to Note 6, Fair Value Measurements, for the required disclosures.
New Standards to Be Implemented
The FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (Codification). The Codification does not change current U.S. GAAP but reorganizes all authoritative literature in one place. This Statement is effective for financial statements issued for interim and annual periods ending after 15 September 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. This Statement only requires a change in disclosure and will not impact the Company’s consolidated financial statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). This Statement amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity (VIE). SFAS No. 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective for the Company for fiscal year 2011. The Company is currently evaluating the impact of this Statement.
3. GLOBAL COST REDUCTION PLAN
Third Quarter 2009
During the third quarter ended 30 June 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan which resulted in a charge to continuing operations of $124.0 ($84.2 after-tax, or $.39 per share).
This charge included $90.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 1,150 positions of its global workforce. The reductions are targeted at continued cost reduction and productivity efforts, including the closure of certain manufacturing facilities. An impairment charge of $34.0 was recorded to write-down certain assets held for sale to net realizable value.
The planned actions associated with the third quarter charge are expected to be substantially completed by the end of the third quarter of fiscal year 2010.
First Quarter 2009
During the first quarter ended 31 December 2008, the Company announced a global cost reduction plan designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The results from continuing operations in the first quarter included a charge of $174.2 ($116.1 after-tax, or $.55 per share).
This charge included $120.0 for severance and pension-related costs, associated with eliminating approximately 1,400 positions from its global workforce. The reductions are targeted at reducing overhead and infrastructure costs, reducing and refocusing elements of the Company’s technology and business development spending, and lowering its plant operating costs. The remainder of this charge, $54.2, was for business exits and asset management actions. Assets held for sale were written down to net realizable value and an environmental liability of $16.0 was recognized. This environmental liability resulted from a decision to sell a production facility.
The planned actions associated with the first quarter 2009 charge are expected to be substantially completed by the end of the first quarter of fiscal year 2010.
Business Segments
The charges for the global cost reduction plan were excluded from segment operating profit. The tables below display how these charges related to the businesses at the segment level:

		Asset
	Severance and	Impairments/
Third Quarter 2009	Other Benefits	Other Costs	Total

Merchant Gases	$43.0	$.5	$43.5
Tonnage Gases	3.1	—	3.1
Electronics and Performance Materials	8.9	11.7	20.6
Equipment and Energy	35.0	21.8	56.8

	$90.0	$34.0	$124.0

		Asset
	Severance and	Impairment/
Nine Months Ended 30 June 2009	Other Benefits	Other Costs	Total

Merchant Gases	$127.5	$7.2	$134.7
Tonnage Gases	14.2	—	14.2
Electronics and Performance Materials	30.6	58.9	89.5
Equipment and Energy	37.7	22.1	59.8

	$210.0	$88.2	$298.2

Accrual Balance
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan for the nine months ended 30 June 2009:

			Asset
	Severance and		Impairments/
	Other Benefits		Other Costs	Total

First quarter 2009 charge	$120.0		$54.2	$174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (a)	—		(16.0)	(16.0)
Noncash expenses	(33.8	) (b)	(66.1)	(99.9)
Cash expenditures	(53.1)		(.8)	(53.9)
Currency translation adjustment	1.4		—	1.4

Accrual Balance at 30 June 2009	$124.5		$5.3	$129.8

(a)	Reflected in accrual for environmental obligations. See Note 12.

(b)	Primarily pension related costs which are reflected in the accrual for pension benefits.

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
As a result of events which occurred during the second quarter of 2009, which increased the Company’s ability to realize tax benefits associated with the impairment charges recorded in 2008, the Company recognized a one-time tax benefit of $16.7, or $.08 per share.
During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business to OptionCare Enterprises, Inc., a subsidiary of Walgreen Co., and Landauer-Metropolitan, Inc. (LMI) for combined cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from these sales combined with adjustments to the net realizable value of the remaining businesses. The Company expects to conclude the sale of the remaining portions of this business in 2009.
The operating results of the U.S. Healthcare business have been classified as discontinued operations and are summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2009	2008	2009	2008

Sales	$25.2	$58.3	$117.3	$187.1

Loss before taxes	$(3.4)	$(326.2)	$(3.2)	$(345.4)
Income tax benefit	(1.3)	(82.0)	(1.2)	(89.3)

Loss from operations of discontinued operations	$(2.1)	$(244.2)	$(2.0)	$(256.1)
Income (loss) on sale of businesses and impairment/write-down to estimated net realizable value, net of tax	.3	—	(4.8)	—

Loss from discontinued operations, net of tax	$(1.8)	$(244.2)	$(6.8)	$(256.1)

Details of balance sheet items for the U.S. Healthcare business are summarized below:

	30 June 2009	30 September 2008

Trade receivables, less allowances	$10.3	$47.7
Inventories	1.8	7.2
Prepaid expenses	.5	1.4
Other receivables	2.9	.2

Total Current Assets	$15.5	$56.5

Plant and equipment, net	$4.3	$58.7
Other noncurrent assets	.1	—

Total Noncurrent Assets	$4.4	$58.7

Payables and accrued liabilities	$18.7	$6.8
Current portion long-term debt	.3	1.0

Total Current Liabilities	$19.0	$7.8

Long-term debt	$.3	$1.2

Total Noncurrent Liabilities	$.3	$1.2

Polymer Emulsions Business
On 31 January 2008, the Company completed the sale of its interest in its vinyl acetate ethylene polymers joint ventures to Wacker Chemie AG (Wacker), its long-time joint venture partner. The Company recognized a gain on the sale of $89.5 ($57.7 after-tax).
On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.
The operating results of the Polymer Emulsions business have been classified as discontinued operations and are summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2009	2008	2009	2008

Sales	$—	$31.4	$—	$261.4

Income before taxes	$—	$1.9	$—	$17.5
Income tax provision	—	.8	—	6.3

Income from operations of discontinued operations	$—	$1.1	$—	$11.2
Gain on sale of business, net of tax	.4	18.5	.4	76.2

Income from discontinued operations, net of tax	$.4	$19.6	$.4	$87.4

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
In addition to the foreign exchange contracts that are designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), the Company also hedges foreign currency exposures utilizing forward exchange contracts that are not designated as hedges under SFAS No. 133. These contracts are used to hedge foreign currency-denominated monetary assets and liabilities, primarily intercompany loans and working capital. The primary objective of these forward contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement.
Option Contracts
The Company enters into option contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated export sales transactions. The Company recognizes these derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates these derivatives as cash flow hedges.
The table below summarizes the Company’s outstanding currency price risk management instruments as of 30 June 2009 and 30 September 2008:

	30 June 2009		30 September 2008
	US$	Years Average	US$	Years Average
	Notional	Maturity	Notional	Maturity

Forward exchange contracts:
Cash flow hedges	$666.4	.6	$824.5	.6
Net investment hedges	882.0	3.5	749.5	4.0
Fair value hedges	3.7	.2	10.3	.3
Hedges not designated under SFAS No. 133	1,423.0	.4	1,282.8	.3

Total forward exchange contracts	$2,975.1	1.3	$2,867.1	1.4

Options:
Cash flow hedges	$23.1	.2	$26.0	.3

Total options	$23.1	.2	$26.0	.3

In addition to the above, the Company uses foreign currency denominated debt to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The foreign currency denominated debt includes €1,013.0 as of 30 June 2009 and €1,450.0 as of 30 September 2008.
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
Interest Rate Swap Contracts
The Company enters into interest rate swap contracts to change the fixed/variable interest rate mix of its debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in the Company’s debt portfolio. In addition, the Company also uses interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When variable-rate debt is hedged, the variable-rate indices of the swap instruments and the debt to which they are designated are the same. It is the Company’s policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The following table summarizes the interest rate swaps and cross currency interest rate swaps outstanding as of 30 June 2009 and 30 September 2008:

	30 June 2009			30 September 2008
	US$		Average	US$		Average
	Notional	Pay %	Receive %	Notional	Pay %	Receive %

Interest rate swaps (fair value hedge)	$321.2	6 month LIBOR	4.49%	$321.9	6 month LIBOR	4.49%
Interest rate swaps (cash flow hedge)	$100.0	3.73%	3 month LIBOR	—	—	—
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	$40.3	5.55%	3.89%

Commodity Price Risk Management
The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. The Company has also entered into contracts hedging the cash flow exposure of changes in the market price of certain metals which are raw materials used in the fabrication of certain industrial gas equipment with the overall intent of locking in, or minimizing its exposure to these base metals. As of 30 June 2009, there were no outstanding contracts hedging the changes in the market price of metals.

The table below summarizes the Company’s outstanding commodity contracts as of 30 June 2009 and 30 September 2008:

	30 June 2009		30 September 2008
		Years Average		Years Average
	US$ Notional	Maturity	US$ Notional	Maturity

Energy	$33.0	.5	$72.6	.8
Metals	—	—	4.2	.2

Total commodity contracts	$33.0	.5	$76.8	.8

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at 30 June 2009 and 30 September 2008:

		30 June	30 September		30 June	30 September
		2009	2008		2009	2008
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other Receivables	$26.7	$25.1	Accrued Liabilities	$27.3	$24.4
Interest rate swap contracts	Other Receivables	.1	1.2	Accrued Liabilities	—	—
Commodity swap contracts	Other Receivables	8.7	5.9	Accrued Liabilities	4.9	2.5
Foreign exchange contracts	Other Noncurrent Assets	16.2	19.6	Other Noncurrent Liabilities	35.9	29.8
Interest rate swap contracts	Other Noncurrent Assets	18.7	4.4	Other Noncurrent Liabilities	4.2	3.5
Commodity swap contracts	Other Noncurrent Assets	—	1.8	Other Noncurrent Liabilities	—	.4

Total derivatives designated as hedging instruments		$70.4	$58.0		$72.3	$60.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other Receivables	$17.4	$10.2	Accrued Liabilities	$29.7	$55.0

Total Derivatives		$87.8	$68.2		$102.0	$115.6

Refer to Note 6 for SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a method for measuring fair value, provides additional disclosures regarding fair value measurements, and discusses the Company’s counterparty risk.
The following details summarize the accounting treatment of the Company’s cash flow, fair value, net investment, and non-designated hedges:
•	Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated Other Comprehensive Income (OCI) and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of a derivative and foreign currency debt that are designated as and meet all the required criteria for a hedge of a net investment are recorded as translation adjustments in accumulated OCI.

•	Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

The tables below summarize the information related to our cash flow, net investment, and non-designated hedges during the three and nine month periods ended 30 June 2009 and 30 June 2008. The outstanding fair value hedges for these time periods are not material.

	Three Months Ended 30 June 2009 and 2008
	Forward
	exchange		Foreign currency
	contracts		debt		Other (b)		Total
Cash Flow Hedges:	2009	2008	2009	2008	2009	2008	2009	2008

Net (gain) loss recognized in OCI (effective portion)	$(2.9)	$2.9	$—	$—	$(5.2)	$.3	$(8.1)	$3.2
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	1.3	.3	—	—	1.2	(.5)	2.5	(.2)
Net gain (loss) from OCI to other (income) expense (ineffective portion)	.2	—	—	—	—	—	.2	—

Net Investment Hedges:
Net (gain) loss recognized in OCI	$29.8	$(3.6)	$65.0	$(9.0)	$3.0	$.1	$97.8	$(12.5)

Non-designated Hedges:
Net (gain) loss recognized in other (income) expense (a)	$.5	$30.8	$—	$—	$—	$—	$.5	$30.8

	Nine Months Ended 30 June 2009 and 2008
	Forward
	exchange		Foreign currency
	contracts		debt		Other (b)		Total
Cash Flow Hedges:	2009	2008	2009	2008	2009	2008	2009	2008

Net (gain) loss recognized in OCI (effective portion)	$4.2	$9.7	$—	$—	$(5.4)	$3.1	$(1.2)	$12.8
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(2.2)	3.0	—	—	3.6	(1.6)	1.4	1.4
Net gain (loss) from OCI to other (income) expense (ineffective portion)	.1	—	—	—	—	—	.1	—

Net Investment Hedges:
Net (gain) loss recognized in OCI	$8.5	$20.3	$(9.3)	$145.5	$(1.7)	$(1.1)	$(2.5)	$164.7

Non-designated Hedges:
Net (gain) loss recognized in other (income) expense (a)	$9.9	$22.6	$—	$—	$—	$—	$9.9	$22.6

(a)	The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies.

(b)	Other includes the impact on OCI and earnings related to commodity swap contracts, interest rate swaps, and currency option contracts.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require the Company to maintain a credit rating of at least A- from Standard & Poor’s and A3 from Moody’s. If the Company’s credit rating falls below these levels, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $19.0 and $21.5 as of 30 June 2009 and 30 September 2008, respectively. Because of the Company’s current credit rating of A from Standard & Poor’s and A2 from Moody’s, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
The Company executes all derivative transactions with counterparties that are highly rated financial institutions, and all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below A- from Standard & Poor’s or A3 from Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post is $26.9 as of 30 June 2009 and $14.1 as of

30 September 2008. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.
6. FAIR VALUE MEASUREMENTS
The carrying values and fair values of financial instruments were as follows:

	30 June 2009		30 September 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Derivatives (a)
Foreign exchange contracts	$60.3	$60.3	$54.9	$54.9
Interest rate swap contracts	18.8	18.8	5.6	5.6
Commodity swap contracts	8.7	8.7	7.7	7.7
Other investments (b)	18.5	18.5	31.9	31.9

Liabilities
Derivatives (a)
Foreign exchange contracts	$92.9	$92.9	$109.2	$109.2
Interest rate swap contracts	4.2	4.2	3.5	3.5
Commodity swap contracts	4.9	4.9	2.9	2.9
Long-term debt, including current portion (c)	3,759.6	3,901.9	3,547.5	3,581.5

The methods and assumptions used to measure the fair value of financial instruments are as follows:
(a)	Derivatives

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

(b)	Other investments

The fair value of other investments in publicly traded companies is based on quoted market prices from the New York and Tokyo Stock Exchanges. The fair value of other investments is reported within other noncurrent assets on the balance sheet.

(c)	Long-term debt

The fair value of the Company’s debt is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of the fair value of these instruments is generally performed by the Company.
The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short term nature of these instruments. Accordingly, these items have been excluded from the above table.
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
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

•	Level 3 — Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet:

30 June 2009	Total	Level 1	Level 2	Level 3

Assets at Fair Value
Derivatives (a)
Foreign exchange contracts	$60.3	$—	$60.3	$—
Interest rate swap contracts	18.8	—	18.8	—
Commodity swap contracts	8.7	—	8.7	—
Other investments (b)	18.5	18.5	—	—

Total Assets at Fair Value	$106.3	$18.5	$87.8	$—

Liabilities at Fair Value
Derivatives (a)
Forward exchange contracts	$92.9	$—	$92.9	$—
Interest rate swap contracts	4.2	—	4.2	—
Commodity swap contracts	4.9	—	4.9	—

Total Liabilities at Fair Value	$102.0	$—	$102.0	$—

Refer to Note 1 in the Company’s 2008 annual report on Form 10-K and Note 5 in this quarterly filing for additional information on the Company’s accounting and reporting of the fair value of financial instruments.
7. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2009	2008

Inventories at FIFO Cost
Finished goods	$389.7	$365.1
Work in process	21.8	22.4
Raw materials and supplies	162.9	183.5

	574.4	571.0
Less: excess of FIFO cost over LIFO cost	(78.6)	(67.3)

	$495.8	$503.7

FIFO cost approximates replacement cost. The Company’s inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2009 are as follows:

		Acquisition	Currency
	30 September	and	Translation	30 June
	2008	Adjustments	and Other	2009

Merchant Gases	$626.5	$.2	$(57.6)	$569.1
Tonnage Gases	18.0	—	(3.1)	14.9
Electronics and Performance Materials	283.6	9.5	(4.4)	288.7

	$928.1	$9.7	$(65.1)	$872.7

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
9. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the nine months ended 30 June 2009, the Company granted 2.0 million stock options at a weighted-average exercise price of $66.90 and an estimated fair value of $20.86 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 31.2%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 3.5%-3.9%. In addition, the Company granted 403,470 deferred stock units at a weighted-average grant-date fair value of $52.21 and 40,092 restricted shares at a weighted-average grant-date fair value of $64.01. Refer to Note 15 in the Company’s 2008 annual report on Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three months ended 30 June 2009 was $15.0 ($9.2 after-tax). Of the share-based compensation cost recognized, $10.7 was a component of selling and administrative expense, $1.9 a component of cost of sales, $1.3 a component of research and development, and $1.1 a component of the global cost reduction plan. Share-based compensation cost charged against income in the three months ended 30 June 2008 was $14.1 ($8.7 after-tax).
Share-based compensation cost charged against income in the nine months ended 30 June 2009 was $45.1 ($27.7 after-tax). Of the share-based compensation cost recognized, $33.4 was a component of selling and administrative expense, $6.2 a component of cost of sales, $4.0 a component of research and development, and $1.5 a component of the global cost reduction plan. Share-based compensation cost charged against income in the nine months ended 30 June 2008 was $47.1 ($29.0 after-tax).
The amount of share-based compensation cost capitalized in 2009 and 2008 was not material.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2009	2008	2009	2008

NUMERATOR
Used in basic and diluted EPS
Income from continuing operations	$114.6	$295.0	$393.9	$817.1
Loss from discontinued operations	(1.4)	(224.9)	(6.5)	(169.0)

Net Income	$113.2	$70.1	$387.4	$648.1

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	209.8	211.2	209.6	212.8
Effect of dilutive securities
Employee stock options	3.1	6.0	2.2	6.0
Other award plans	1.1	1.0	1.0	1.1

	4.2	7.0	3.2	7.1

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	214.0	218.2	212.8	219.9

BASIC EPS
Income from continuing operations	$.55	$1.40	$1.88	$3.84
Loss from discontinued operations	(.01)	(1.07)	(.03)	(.79)

Net Income	$.54	$.33	$1.85	$3.05

DILUTED EPS
Income from continuing operations	$.54	$1.35	$1.85	$3.72
Loss from discontinued operations	(.01)	(1.03)	(.03)	(.77)

Net Income	$.53	$.32	$1.82	$2.95

Options on 4.6 million and 7.3 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2009, respectively. Options on 1.2 million shares were antidilutive and therefore excluded from the computation for the three and nine months ended 30 June 2008.

11. RETIREMENT BENEFITS
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost were as follows:

	Three Months Ended 30 June
	2009	2008	2009	2008
	Pension Benefits		Other Benefits

Service cost	$15.2	$19.4	$.8	$1.4
Interest cost	46.2	45.3	1.7	1.4
Expected return on plan assets	(50.5)	(51.8)	—	—
Prior service cost (credit) amortization	1.0	.8	(.3)	(.3)
Actuarial loss amortization	3.8	9.2	(.1)	.5
Settlement and curtailment charges	11.8	1.0	—	—
Special termination benefits	14.4	.2	—	—
Other	.4	.9	—	—

Net periodic benefit cost	$42.3	$25.0	$2.1	$3.0

	Nine Months Ended 30 June
	2009	2008	2009	2008
	Pension Benefits		Other Benefits

Service cost	$45.0	$58.6	$3.1	$4.4
Interest cost	137.2	136.5	4.8	4.3
Expected return on plan assets	(149.1)	(155.9)	—	—
Prior service cost (credit) amortization	3.0	2.4	(1.0)	(1.0)
Actuarial loss amortization	11.2	28.9	.2	1.3
Settlement and curtailment charges	11.8	28.7	—	—
Special termination benefits	29.2	.7	—	—
Other	1.2	1.9	—	—

Net periodic benefit cost	$89.5	$101.8	$7.1	$9.0

Special termination benefits for the three and nine months ended 30 June 2009 included $14.4 and $28.8 for the global cost reduction plan, respectively. The global cost reduction charge for the third quarter of 2009 also included $3.8 for curtailment losses related to the U.K. pension plans.
For the nine months ended 30 June 2009, pension contributions of $169.5 were made. Total contributions for 2009 are expected to be approximately $185. For the nine months ended 30 June 2008, pension contributions of $123.0 were made. During 2008, total contributions were $234.0.
The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. Based on the timing of when cash payments were made, the Company recognized an $8.0 ($5.0 after-tax, or $.02 per share) charge in the third quarter of 2009. An additional $2 to $3 for settlement losses is expected to be recognized in the fourth quarter of 2009. For the three and nine months ended 30 June 2008, the Company recognized $1.0 and $28.7 ($17.9 after-tax, or $.08 per share) of settlement charges, respectively.

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
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheet at 30 June 2009 and 30 September 2008 included an accrual of $95.5 and $82.9, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $95 to a reasonably possible upper exposure of $109 as of 30 June 2009.
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
Refer to Note 19 to the Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K for information on the Company’s environmental accruals related to the Pace, Florida and Piedmont, S.C. facilities. At 30 June 2009, the accrual balances associated with the Pace, Florida and Piedmont, S.C. facilities totaled $38.5 and $22.5, respectively.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s segments are organized based on differences in product and/or type of customer. The Company has four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.
Business Segment Information

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2009	2008	2009	2008

Revenues from External Customers
Merchant Gases	$882.6	$1,087.3	$2,678.2	$3,097.7
Tonnage Gases	565.0	975.8	1,933.6	2,634.1
Electronics and Performance Materials	409.2	579.7	1,148.0	1,656.1
Equipment and Energy	119.4	106.9	367.1	311.9

Segment and Consolidated Totals	$1,976.2	$2,749.7	$6,126.9	$7,699.8

Operating Income
Merchant Gases	$168.8	$204.3	$495.5	$593.3
Tonnage Gases	87.6	125.5	294.4	347.7
Electronics and Performance Materials	39.0	70.4	52.5	204.0
Equipment and Energy	13.1	4.0	36.4	23.3

Segment Totals	$308.5	$404.2	$878.8	$1,168.3
Global cost reduction plan (a)	(124.0)	—	(298.2)	—
Customer bankruptcy and asset actions	(32.1)	—	(32.1)	—
Pension settlement	(8.0)	(1.0)	(8.0)	(28.7)
Other	(.6)	(9.5)	(22.2)	(16.9)

Consolidated Totals	$143.8	$393.7	$518.3	$1,122.7

	30 June	30 September
	2009	2008

Identifiable Assets (b)
Merchant Gases	$4,729.6	$4,881.6
Tonnage Gases	3,398.0	3,335.4
Electronics and Performance Materials	2,205.2	2,341.0
Equipment and Energy	304.6	300.2

Segment Totals	10,637.4	10,858.2
Other	765.6	775.2
Discontinued operations	19.9	115.3

Consolidated Totals	$11,422.9	$11,748.7

(a)	Information about this charge at the segment level is discussed in Note 3.

(b)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

Geographic Information

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2009	2008	2009	2008

Revenues from External Customers
North America	$929.1	$1,366.7	$3,018.4	$3,744.9
Europe	663.3	895.7	2,042.9	2,559.8
Asia	336.0	430.1	931.7	1,237.5
Latin America	47.8	57.2	133.9	157.6

Total	$1,976.2	$2,749.7	$6,126.9	$7,699.8

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.
14. SUPPLEMENTAL INFORMATION
Customer Bankruptcy and Asset Actions
As a result of events which occurred during the third quarter of 2009, the Company recognized a $22.2 charge primarily for the write-off of certain receivables due to a customer bankruptcy. This customer, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection on 6 January 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. At 30 June 2009, the Company had remaining outstanding receivables with the customer of $16.4. At the present time, the Company does not expect to recognize additional charges related to this customer.
Additionally, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. During the nine months ended 30 June 2009, the Company did not purchase any shares under this authorization. At 30 June 2009, $649.2 in share repurchase authorization remains.
Industrial Revenue Bonds
During the first quarter of 2009, the Company issued two Industrial Revenue Bonds totaling $80.0, the proceeds of which must be held in escrow until related project spending occurs. As of 30 June 2009 and 30 September 2008, $95.4 and $181.2 were held in escrow from Industrial Revenue Bond issuances and classified as other noncurrent assets, respectively.
Subsequent Events
As discussed in Note 2, New Accounting Standards, the Company adopted the requirements of SFAS No. 165 and has evaluated subsequent events from 30 June 2009 to the filing date of this report on the Form 10-Q. There were no subsequent events required to be recognized or disclosed in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2008 annual report on Form 10-K. An analysis of results for the third quarter and first nine months of 2009, including an update to the Company’s 2009 Outlook, is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles, except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
THIRD QUARTER 2009 VS. THIRD QUARTER 2008
THIRD QUARTER 2009 IN SUMMARY
•	Due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan which resulted in a charge to continuing operations of $124.0 ($84.2 after-tax, or $.39 per share). Additionally, the results included a charge of $32.1 ($21.0 after-tax, or $.10 per share) for a customer bankruptcy and asset actions, and a charge of $8.0 ($5.0 after-tax, or $.02 per share) for pension settlements.

•	Sales of $1,976.2 declined 28%. Underlying business declined 11% from lower volumes primarily in the Electronics and Performance Materials and Merchant Gases segments and also in the Tonnage Gases segment. Additionally, lower energy and raw material cost pass-through to customers and unfavorable currency negatively impacted sales.

•	Operating income of $143.8 declined $249.9 principally from lower volumes, the additional global cost reduction charge, and unfavorable currency impacts. In addition, operating income was lower as a result of the charge of $32.1 for the customer bankruptcy and asset actions and from the $8.0 pension settlement. The previous cost reduction actions favorably impacted operating income and resulted in lower operating and overhead costs.

•	Income from continuing operations of $114.6 declined $180.4 and diluted earnings per share from continuing operations of $.54 declined $.81. A summary table of changes in diluted earnings per share is presented below.

•	Loss from discontinued operations in the prior year included an after-tax charge of $237.0, or $1.09 per share, related to the impairment of the U.S. Healthcare assets.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2009 Outlook provided on page 37.

Changes in Diluted Earnings per Share

	Three Months Ended
	30 June		Increase
	2009	2008	(Decrease)

Diluted Earnings per Share

Net Income	$.53	$.32	$.21

Discontinued Operations	(.01)	(1.03)	1.02

Continuing Operations	$.54	$1.35	$(.81)

Operating Income (after-tax)
Underlying business
Volume			(.47)
Price/energy and raw materials			.06
Costs			.20
Currency			(.09)
Global cost reduction plan			(.39)
Customer bankruptcy and asset actions			(.10)
Pension settlement			(.02)

Operating Income			(.81)

Other (after-tax)
Equity affiliates’ income			(.06)
Interest expense			.04
Minority interest			.01
Income tax rate			(.01)
Average shares outstanding			.02

Other			.00

Total Change in Diluted Earnings per Share from Continuing Operations			$(.81)

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 30 June
	2009	2008	% Change

Sales	$1,976.2	$2,749.7	(28)%
Operating income	143.8	393.7	(63)%
Equity affiliates’ income	28.5	46.5	(39)%

Sales

% Change from
Prior Year

Underlying business
Volume	(11)%
Price	—
Currency	(6)%
Energy/raw material cost pass-through	(11)%

Total Consolidated Change	(28)%

Sales of $1,976.2 decreased 28%, or $773.5. Underlying business declined 11% from lower volumes primarily in the Electronics and Performance Materials, Merchant Gases, and the Tonnage Gases segments. Currency unfavorably impacted sales by 6%, due primarily to the strengthening of the U.S. dollar against key European and Asian currencies. Lower energy and raw material contractual cost pass-through to customers reduced sales by 11%.

Operating Income
Operating income of $143.8 decreased 63%, or $249.9.
•	The global cost reduction plan charge reduced operating income by $124.0.

•	The write-off of certain receivables, due to a customer bankruptcy, and asset actions reduced operating income by $32.1.

•	Pension settlement charges reduced operating income $8.0.

•	Underlying business declined $60, primarily from lower volumes. Volume declines were partially offset by higher prices in Merchant Gases and favorable cost performance.

•	Unfavorable currency impacts reduced operating income by $26.
Equity Affiliates’ Income
Income from equity affiliates of $28.5 decreased 39%, or $18.0. Several factors contributed to this unfavorable variance. Prior year results included favorable adjustments, which accounts for approximately one-third of the decline. Other factors included unfavorable currency impacts and lower volumes, particularly in Italy.
Selling and Administrative Expense (S&A)
S&A expense of $232.3 decreased 18%, or $52.1. S&A, as a percent of sales, increased to 11.8% from 10.3%. Favorable currency impacts, primarily the strengthening of the U.S. dollar against the Euro and Pound Sterling, decreased S&A by 7%. Underlying costs decreased 12% primarily due to improved productivity and lower discretionary spending, partially offset by inflation and higher bad debt expense.
Research and Development (R&D)
R&D expense of $24.1 decreased 27%, or $9.0, primarily due to the impact of cost reduction actions and a reimbursement of R&D costs in the energy business. R&D, as a percent of sales, remained unchanged at 1.2%.
Global Cost Reduction Plan
During the third quarter ended 30 June 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan which resulted in a charge to continuing operations of $124.0 ($84.2 after-tax, or $.39 per share). This charge included $90.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 1,150 positions of its global workforce. The reductions are targeted at continued cost reduction and productivity efforts, including the closure of certain manufacturing facilities. An impairment charge of $34.0 was recorded to write-down certain assets held for sale to net realizable value.
The charge for the global cost reduction plan has been excluded from segment operating profit. The charge was related to the businesses at the segment level as follows: $43.5 in Merchant Gases, $3.1 in Tonnage Gases, $20.6 in Electronics and Performance Materials, and $56.8 in Equipment and Energy.
The planned actions associated with the third quarter charge are expected to be substantially completed by the end of the third quarter of fiscal year 2010. Cost savings of approximately $30 are expected in 2010. Beyond 2010, the Company expects the actions associated with the third quarter charge to provide annualized savings of approximately $50, of which the majority is related to personnel costs. These annual cost savings do not reflect approximately $20 of project execution costs which are capitalized into projects. These savings will be reflected in lower future project costs.
Refer to Note 3 to the Consolidated Financial Statements for additional details on the global cost reduction plan.

Customer Bankruptcy and Asset Actions
As a result of events which occurred during the third quarter of 2009, the Company recognized a $22.2 charge primarily for the write-off of certain receivables due to a customer bankruptcy. This customer, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection on 6 January 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. At 30 June 2009, the Company had remaining outstanding receivables with the customer of $16.4. At the present time, the Company does not expect to recognize additional charges related to this customer.
Additionally, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).
Pension Settlement
The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. Based on the timing of when cash payments were made, the Company recognized an $8.0 ($5.0 after-tax, or $.02 per share) charge in the third quarter of 2009. An additional $2 to $3 for settlement losses is expected to be recognized in the fourth quarter of 2009. For the three months ended 30 June 2008, the Company recognized $1.0 of settlement charges.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $5.7 increased $2.1, primarily due to favorable foreign exchange. Otherwise, no individual items were significant in comparison to the prior year.
Interest Expense

	Three Months
	Ended 30 June
	2009	2008

Interest incurred	$33.1	$44.2
Less: interest capitalized	5.6	4.7

Interest expense	$27.5	$39.5

Interest incurred decreased $11.1, primarily due to lower average interest rates on variable-rate debt. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest. The effective tax rate was 18.1% and 25.0% in the third quarter of 2009 and 2008, respectively. The effective tax rate declined as tax credits had a higher relative impact due to lower book taxable income.
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
U.S. Healthcare
During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business to OptionCare Enterprises, Inc., a subsidiary of Walgreen Co., and Landauer-Metropolitan, Inc. (LMI) for cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from these sales combined with adjustments to the net realizable value of the remaining businesses.

For the third quarter of 2008, the Company performed an impairment analysis and recorded a charge of $314.8 ($237.0 after-tax, or $1.09 per share). The impairment principally reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero.
The U.S. Healthcare business generated sales of $25.2 and loss from operations, net of tax, of $(2.1) in the third quarter of 2009. Sales in the third quarter of 2008 were $58.3 and loss from operations was $(244.2), which included the impairment charge of $237.0.
Polymer Emulsions
On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business. In the third quarter of 2008, the Polymer Emulsions business generated sales of $31.4 and income from operations, net of tax, of $1.1.
Net Income
Net income was $113.2 compared to $70.1. Diluted earnings per share was $.53 compared to $.32. A summary table of changes in earnings per share is presented on page 25.
Segment Analysis
Merchant Gases

	Three Months
	Ended 30 June
	2009	2008	% Change

Sales	$882.6	$1,087.3	(19)%
Operating income	168.8	204.3	(17)%
Equity affiliates’ income	24.9	44.0	(43)%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	(11)%
Price	2%
Currency	(10)%

Total Merchant Gases Change	(19)%

Sales of $882.6 decreased 19%, or $204.7. Underlying business declined 9%, with volumes down 11% and pricing up 2%. Volumes were weak across manufacturing end markets globally. Sales decreased 10% from unfavorable currency impacts, driven primarily by the strengthening of the U.S. dollar against key European and Asian currencies.
In North America, sales decreased 16% driven by a slow manufacturing climate. Volumes declined 19% and were impacted by lower argon with weak sales to distributors. Higher pricing of 3% partially offset the decline in volumes. In Europe, sales decreased 21% primarily due to unfavorable currency impacts of 16%. Underlying sales declined 5% with volumes down 8% and pricing adding 3%. Volumes were impacted by the weak manufacturing environment, partially offset by stronger healthcare sales. In Asia, sales declined by 16%. Underlying sales were lower by 9% with volumes declining 10% and pricing adding 1%. Currency unfavorably impacted sales by 7%.

Merchant Gases Operating Income
Operating income of $168.8 decreased 17%, or $35.5. Volume declines of $73 and unfavorable currency impacts of $21 reduced operating income. These declines were partially offset by higher pricing net of variable costs of $28 and improved cost performance of $31.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $24.9 decreased 43%, or $19.1. Lower volumes, particularly in Italy, unfavorable currency, and a prior year favorable adjustment were the major factors for this decline.
Tonnage Gases

	Three Months
	Ended 30 June
	2009	2008	% Change

Sales	$565.0	$975.8	(42)%
Operating income	87.6	125.5	(30)%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	(6)%
Currency	(4)%
Energy/raw material cost pass-through	(32)%

Total Tonnage Gases Change	(42)%

Sales of $565.0 decreased 42%, or $410.8. Lower energy and raw material contractual cost pass-through to customers reduced sales 32%. Refinery hydrogen volumes increased modestly, but volumes overall declined 6%. Tonnage volumes for steel and chemical customers declined due to lower operating rates. Also, a significant polyurethane intermediates customer was down for most of the quarter adding to the decline. Currency further reduced sales 4%.
Tonnage Gases Operating Income
Operating income of $87.6 decreased 30%, or $37.9. Underlying business declined $33 on lower volumes and reduced operating efficiencies compared to a strong prior year. Operating income further declined $5 due to unfavorable currency.
Electronics and Performance Materials

	Three Months
	Ended 30 June
	2009	2008	% Change

Sales	$409.2	$579.7	(29)%
Operating income	39.0	70.4	(45)%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	(24)%
Price	(2)%
Currency	(3)%

Total Electronics and Performance Materials Change	(29)%

Sales of $409.2 decreased 29%, or $170.5. Underlying business declined 26% and currency reduced sales 3%. Electronics sales decreased 35%, with underlying business down 32% due to the significant downturn in semiconductor manufacturing. Currency negatively impacted Electronics sales by 3%. Performance Materials sales declined by 20% mainly due to lower volumes reflecting weakened demand across end markets.
Electronics and Performance Materials Operating Income
Operating income of $39.0 decreased 45%, or $31.4, primarily due to lower volumes. Costs were significantly reduced and partially offset this decline.
Equipment and Energy

	Three Months
	Ended 30 June
	2009	2008	% Change

Sales	$119.4	$106.9	12%
Operating income	13.1	4.0	228%

Equipment and Energy Sales and Operating Income
Sales of $119.4 increased 12%, or $12.5, due to increased large air separation unit (ASU) activity. Operating income of $13.1 increased $9.1, primarily due to improved cost performance.
The sales backlog for the Equipment business at 30 June 2009 was $253, compared to $399 at 30 September 2008.
Other
Other operating income (loss) includes expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.
Other operating loss was $(.6) compared to a loss of $(9.5) primarily due to unfavorable foreign exchange in the prior year. No other individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2009 VS. FIRST NINE MONTHS 2008
FIRST NINE MONTHS 2009 IN SUMMARY
•	In response to the weak economic conditions around the world, the Company implemented a global cost reduction plan designed to lower its cost structure and better align its businesses. Results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for this plan.

•	Sales of $6,126.9 declined 20%. Underlying business declined 8% principally from lower volumes in the Electronics and Performance Materials segment and also in the Merchant Gases and the Tonnage Gases segments. Additionally, lower energy and raw material cost pass-through to customers and unfavorable currency negatively impacted sales.

•	Operating income of $518.3 declined $604.4 principally from lower volumes, the global cost reduction charges, and unfavorable currency impacts. Operating income also declined from a charge of $32.1 for a customer bankruptcy and asset actions, and from an $8.0 pension settlement. Improved pricing in the Merchant Gases segment and lower costs, as a result of the implementation of the reduction plan earlier in the year, partially offset the decline. Prior year results included a pension settlement charge of $28.7.

•	Income from continuing operations was $393.9 as compared to $817.1. Diluted earnings per share from continuing operations was $1.85 as compared to $3.72. A summary table of changes in diluted earnings per share is presented below.

•	Loss from discontinued operations was $(6.5) as compared to $(169.0). In 2009, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, the Company recognized tax benefits of $25.5 ($.12 per share) related to previously recognized impairment charges associated with this business. In 2008, the Company recorded a charge of $314.8 ($237.0 after-tax, or $1.09 per share) for the impairment of the U.S. Healthcare assets.

•	The Company increased the quarterly dividend from $.44 to $.45 per share. This represents the 27th consecutive year that the Company has increased its dividend payment.

•	For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the update to the Company’s 2009 Outlook provided on page 37.

Changes in Diluted Earnings per Share

	Nine Months Ended
	30 June		Increase
	2009	2008	(Decrease)

Diluted Earnings per Share

Net Income	$1.82	$2.95	$(1.13)

Discontinued Operations	(.03)	(.77)	.74

Continuing Operations	$1.85	$3.72	$(1.87)

Operating Income (after-tax)
Underlying business
Volume			(1.24)
Price/energy and raw materials			.25
Costs			.34
Currency			(.33)
Global cost reduction plan			(.94)
Customer bankruptcy and asset actions			(.10)
Pension settlement			.06

Operating Income			(1.96)

Other (after-tax)
Equity affiliates’ income			(.12)
Interest expense			.08
Income tax rate			.02
Minority interest			.02
Average shares outstanding			.09

Other			.09

Total Change in Diluted Earnings per Share from Continuing Operations			$(1.87)

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Nine Months
	Ended 30 June
	2009	2008	% Change

Sales	$6,126.9	$7,699.8	(20)%
Operating income	518.3	1,122.7	(54)%
Equity affiliates’ income	80.0	114.2	(30)%

Sales

% Change from
Prior Year

Underlying business
Volume	(10)%
Price	2%
Currency	(6)%
Energy/raw material cost pass-through	(6)%

Total Consolidated Change	(20)%

Sales of $6,126.9 decreased 20%, or $1,572.9. Underlying business declined 8%, due to lower volumes primarily in the Electronics and Performance Materials segment and also in the Merchant Gases and Tonnage Gases segments. Improved pricing in the Merchant Gases segment partially offset this decline. Currency unfavorably impacted sales by 6%, due primarily to the strengthening of the U.S. dollar against key European and Asian currencies. Lower energy and raw material contractual cost pass-through to customers reduced sales by 6%.
Operating Income
Operating income of $518.3 decreased 54%, or $604.4.
•	The global cost reduction plan charges reduced operating income by $298.2.

•	Underlying business declined $195, primarily from lower volumes in the Electronics and Performance Materials, Merchant Gases, and Tonnage Gases segments. The volume declines were partially offset by higher prices in the Merchant Gases segment and favorable cost performance.

•	Unfavorable currency impacts lowered operating income by $98, reflecting the strengthening of the U.S. dollar against key European and Asian currencies.

•	The write-off of certain receivables due to a customer bankruptcy and asset actions reduced operating income by $32.1.

•	In 2009, an $8.0 pension settlement charge was recognized. Prior year results included a pension settlement charge of $28.7.
Equity Affiliates’ Income
Income from equity affiliates of $80.0 declined 30%, or $34.2. The decline is a result of lower income from equity affiliates within the Merchant Gases segment due to lower overall volumes and unfavorable currency. Additionally, prior year results included favorable adjustments made to certain affiliates in Asia and a fine reversal.
Selling and Administrative Expense (S&A)
S&A expense of $709.9 decreased 13%, or $105.1. S&A as a percent of sales, increased to 11.6% from 10.6%. Favorable currency impacts, primarily the strengthening of the U.S. dollar against the Euro and Pound Sterling, decreased S&A by 7%. Underlying costs decreased 7% primarily due to improved productivity, lower incentive compensation costs, and lower discretionary spending, partially offset by inflation and higher bad debt expense.
Research and Development (R&D)
R&D expense of $86.9 decreased 11%, or $10.8 due to the impact of cost reduction actions and a reimbursement of R&D costs in the energy business. R&D increased as a percent of sales to 1.4% from 1.3%.
Global Cost Reduction Plan
During the first quarter of 2009, the Company announced a global cost reduction plan designed to lower its cost structure and better align its businesses, and recorded a charge of $174.2 ($116.1 after-tax, or $.55 per share). In the third quarter of 2009, due to the continuing slow economic recovery, the Company committed to additional actions as part of its global cost reduction plan and recorded an additional charge of $124.0 ($84.2 after-tax, or $.39 per share). For the nine months ended 30 June 2009, the Company recorded charges for its global cost reduction plan totaling $298.2 ($200.3 after-tax, or $.94 per share).
The charges for the global cost reduction plan have been excluded from segment operating profit. The charges were related to the businesses at the segment level as follows: $134.7 in Merchant Gases, $14.2 in Tonnage Gases, $89.5 in Electronics and Performance Materials, and $59.8 in Equipment and Energy.
The planned actions associated with the first and third quarter 2009 charges are expected to be substantially completed by the end of the first and third quarter of fiscal year 2010, respectively. Cost savings of $50 are expected for 2009 and $155 in 2010. Beyond 2010, the Company expects the 2009 global cost reduction plan to provide annualized savings of approximately $180, of which the majority is related to personnel costs. These annual cost savings do not reflect approximately $20 of project execution costs which are capitalized into projects. These savings will be reflected in lower future project costs.
Refer to Note 3 to the Consolidated Financial Statements for additional details on the global cost reduction plan.

Customer Bankruptcy and Asset Actions
The Company recognized charges totaling $32.1 ($21.0 after-tax, or $.10 per share) related to a customer bankruptcy and asset actions for the closure of certain manufacturing facilities. Refer to Note 14 to the Consolidated Financial Statements for additional details on these charges.
Pension Settlement
The Company recognized an $8.0 ($5.0 after-tax, or $.02 per share) charge in the third quarter of 2009 for the settlement of pension plan liabilities. The Company recorded settlement losses of $28.7 ($17.9 after-tax, or $.08 per share) in 2008. An additional $2 to $3 for settlement losses is expected to be recognized in the fourth quarter of 2009. See Note 11 to the Consolidated Financial Statements for additional information.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $13.7 declined 55%, or $16.9. This decline is due to losses from asset sales in the current year and unfavorable foreign exchange. No other individual items were significant in comparison to the prior year.
Interest Expense

	Nine Months
	Ended 30 June
	2009	2008

Interest incurred	$109.8	$136.7
Less: interest capitalized	15.8	17.5

Interest expense	$94.0	$119.2

Interest incurred decreased $26.9, primarily due to lower average interest rates on variable-rate debt. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less minority interest. The effective tax rate was 20.1% and 25.7% in 2009 and 2008, respectively. The effective tax rate declined due to higher relative tax credits based on lower income before taxes.
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
As a result of events which occurred during the second quarter of 2009, which increased the Company’s ability to realize tax benefits associated with the impairment charges recorded in 2008, the Company recognized a one-time tax benefit of $16.7, or $.08 per share.
During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business to OptionCare Enterprises, Inc., a subsidiary of Walgreen Co., and Landauer-Metropolitan, Inc. (LMI) for combined cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from these sales combined with adjustments to the net realizable value of the remaining businesses.

For the third quarter of 2008, the Company performed an impairment analysis and recorded a charge of $314.8 ($237.0 after-tax, or $1.09 per share) for the impairment of the U.S. Healthcare assets. The impairment principally reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero.
The U.S. Healthcare business generated sales of $117.3 and loss from operations, net of tax, of $(2.0) in the first nine months of 2009. Sales for the same period in 2008 were $187.1 and loss from operations was $(256.1), which included the impairment charge of $237.0.
Polymer Emulsions
On 31 January 2008, the Company completed the sale of its interest in its vinyl acetate ethylene polymers joint ventures to Wacker Chemie AG (Wacker), its long-time joint venture partner. The Company recognized a gain on the sale of $89.5 ($57.7 after-tax).
On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland Inc. The Company recorded a gain of $30.5 ($18.5 after-tax) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business. In the first nine months of 2008, the Polymer Emulsions business generated sales of $261.4 and income from operations, net of tax, of $11.2.
Net Income
Net income of $387.4 declined 40%, or $260.7. Diluted earnings per share was $1.82 compared to $2.95. A summary table of changes in earnings per share is presented on page 32.
Segment Analysis
Merchant Gases

	Nine Months
	Ended 30 June
	2009	2008	% Change

Sales	$2,678.2	$3,097.7	(14)%
Operating income	495.5	593.3	(16)%
Equity affiliates’ income	72.0	105.9	(32)%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	(9)%
Price	5%
Currency	(10)%

Total Merchant Gases Change	(14)%

Sales of $2,678.2 decreased 14%, or $419.5. Sales decreased 10% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against key European and Asian currencies. Volumes were lower across most product lines and regions, consistent with weak manufacturing worldwide. Price increases have been effective in all regions, partially offsetting the decline in volume.
In North America, sales decreased 8% due to lower volumes of 13% as a result of the global manufacturing downturn. Pricing gains of 5% partially offset the decline. In Europe, sales decreased 17%. Currency unfavorably impacted sales by 15% and volumes were lower by 7% due to weak demand across most end markets and regions in Europe. Improved pricing of 5% partially offset the decline. In Asia, sales decreased 13%. Volumes declined by 9% from the overall manufacturing slowdown in Asia, particularly from sales to electronics and steel customers. Improved pricing of 4% partially offset the decline in volume. Currency unfavorably impacted sales by 8%.

Merchant Gases Operating Income
Operating income of $495.5 decreased 16%, or $97.8. The decline was due to reduced volumes of $157 and unfavorable currency impacts of $64. These declines were partially offset by improved pricing, net of variable costs, of $80, and improved cost performance of $43.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $72.0 decreased $33.9. The decline was a result of lower overall volumes and unfavorable currency. Additionally, prior year results included favorable adjustments made to certain affiliates in Asia and a fine reversal.
Tonnage Gases

	Nine Months
	Ended 30 June
	2009	2008	% Change

Sales	$1,933.6	$2,634.1	(27)%
Operating income	294.4	347.7	(15)%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	(6)%
Currency	(5)%
Energy/raw material cost pass-through	(16)%

Total Tonnage Gases Change	(27)%

Sales of $1,933.6 decreased 27%, or $700.5. Lower energy and raw material contractual cost pass-through to customers reduced sales by 16%. Volumes were down 6% due to reduced demand from steel and chemical customers. Unfavorable currency reduced sales by 5%.
Tonnage Gases Operating Income
Operating income of $294.4 decreased 15%, or $53.3. Underlying business declined $33, primarily from lower volumes in the steel and chemical industries. Currency unfavorably impacted results $20.
Electronics and Performance Materials

	Nine Months
	Ended 30 June
	2009	2008	% Change

Sales	$1,148.0	$1,656.1	(31)%
Operating income	52.5	204.0	(74)%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	(28)%
Price	(1)%
Currency	(2)%

Total Electronics and Performance Materials Change	(31)%

Sales of $1,148.0 decreased 31%, or $508.1, primarily from lower volumes. In Electronics, sales were down 37%, reflecting a significant global downturn in semiconductor and flat panel capacity utilization. In Performance Materials, sales were down 20% due to weaker demand across all end markets, partially offset by improved pricing. Volumes were impacted by weakness in coatings, autos, and housing end markets. Unfavorable currency added to the decline.

Electronics and Performance Materials Operating Income
Operating income of $52.5 decreased 74%, or $151.5, as result of lower volumes across the segment of $174, lower pricing of $28, and unfavorable currency of $5. Reduced costs of $55 partially offset this decline.
Equipment and Energy

	Nine Months
	Ended 30 June
	2009	2008	% Change

Sales	$367.1	$311.9	18%
Operating income	36.4	23.3	56%

Equipment and Energy Sales and Operating Income
Sales of $367.1 increased 18%, or $55.2, due to higher large ASU activity. Operating income of $36.4 increased $13.1, due primarily to favorable cost performance, partially offset by lower liquefied natural gas (LNG) heat exchanger activity.
Other
Other operating income (loss) includes expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses and interest income. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool is kept at corporate.
The operating loss was $(22.2) compared to $(16.9), primarily due to unfavorable foreign exchange. No other individual items were significant in comparison to the prior year.
2009 OUTLOOK
The global economy deteriorated significantly during the first half of 2009. Due to the continuing slow economic recovery in the third quarter, the Company committed to additional actions and recognized a charge associated with its global cost reduction plan. Charges resulting from a customer bankruptcy and asset actions were also recognized. The Company anticipates an additional $20 to $30 of charges associated with the global cost reduction plan and asset actions to be incurred over the next several quarters. Continuing difficult economic conditions may continue to have negative effects on our business. While at the present time, the Company does not expect a material impact on results, the Company will continue to monitor economic conditions and the impacts to customers. The discussion below outlines the areas of challenge, risk, and opportunity on which management is focused.
For the remainder of the year, the Company expects Merchant Gases volumes to be in-line with the third quarter’s results with weak volumes in Europe due to continuing weak manufacturing demand during the summer holidays. Asia volumes are expected to continue to improve. North American volumes are expected to remain near third quarter levels resulting in continuing low capacity utilization. Maintaining the improved pricing that we have seen year to date in North America will be a challenge. In the Tonnage Gases segment, volumes should improve as capacity utilization rates increase in the steel and chemical businesses. Refinery hydrogen volumes should also improve modestly from current levels across most of the pipeline franchises due to higher demand and fewer customer outages. Also, higher polyurethane intermediates volumes are expected. In the Electronics and Performance Materials segment, the Company expects slightly higher volumes; however, this increase will be offset by ongoing restructuring costs. In Equipment and Energy, a decline in operating results is expected due to the ongoing restructuring costs. With the cost reduction actions that the Company is taking, favorable cost performance is expected.
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
Operating Activities
For the first nine months, net cash provided by operating activities decreased $272.3, or 24%. This decrease was primarily due to lower earnings of $260.7. Adjustments to income, primarily non-cash asset impairment charges and gains on the sale of discontinued operations, decreased cash from operating activities by $77.2. In 2009, impairment charges of $116.4 related to the global cost reduction plan and the discontinued U.S. Healthcare business. In 2008, U.S. Healthcare impairment charges totaling $314.8 were partially offset by gains of $119.5 on the sale of the HPPC and Polymer Emulsion businesses.
The net increase in cash provided by working capital (positive cash flow variance) of $65.6 primarily included:
•	A $355.9 positive cash flow variance due to lower trade receivables as a result of reduced sales.

•	A $292.5 negative cash flow variance due to a higher use of cash for payables and accrued liabilities. The negative variance was due principally to higher pension contributions and a decrease in accounts payables, customer advances, and other operating liabilities as a result of lower operating activity. The negative variances were partially offset by an increase in accrued liabilities resulting from the global cost reduction plan.
Investing Activities
Cash used for investing activities increased $268.2, due principally to lower proceeds from the sale of discontinued businesses and increased spending on plant and equipment, partially offset by changes to restricted cash. The current year included proceeds from the sale of certain U.S. Healthcare companies of $39.0, while the prior year included proceeds from the sale of the HPPC and Polymer Emulsions businesses of $419.5. Capital expenditures increased $135.0 due to higher spending on plant and equipment. The net change in restricted cash in 2009 was a source of cash of $82.2 versus a use of cash in the prior year of $135.6. In 2009, there was a net reduction in restricted cash, as project spending exceeded bond proceeds. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet.
Capital expenditures are detailed in the table below.

	Nine Months Ended
	30 June
	2009	2008

Additions to plant and equipment	$899.3	$791.4
Acquisitions, less cash acquired	29.8	2.0
Investment in and advances to unconsolidated affiliates	1.1	1.8

Total Capital Expenditures on a GAAP basis	$930.2	$795.2
Capital lease expenditures under EITF No. 01-08 (a)	111.6	153.1

Capital Expenditures on a Non-GAAP basis	$1,041.8	$948.3

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
Financing Activities
Cash used for financing activities decreased $428.5. During the first nine months of 2009, the Company did not purchase any of its outstanding shares, as compared to the prior year which included share repurchases of $560.2. This was partially offset primarily by lower proceeds from stock option exercises of $66.0 and the associated excess tax benefits from share-based compensation of $46.0.
Total debt at 30 June 2009 and 30 September 2008, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, were 45.0% and 43.4%, respectively. Total debt increased from $3,966.8 at 30 September 2008 to $4,145.2 at 30 June 2009.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,450.0 at 30 June 2009. No borrowings were outstanding under these commitments. Additional commitments totaling $313.0 are maintained by the Company’s foreign subsidiaries, of which $307.1 were utilized at 30 June 2009.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. During the nine months ended 30 June 2009, the Company did not purchase any shares under this authorization. At 30 June 2009, $649.2 in share repurchase authorization remained.
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
The net financial instrument position increased from a liability of $3,629 at 30 September 2008 to a liability of $3,917 at 30 June 2009, primarily due to the issuance of new long-term debt, the reclassification of commercial paper to long-term debt, and the impact of lower interest rates on the market value of long-term debt.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this Report is filed regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, longer than anticipated delay in global economic recovery, renewed deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; inability to collect receivables from or recovery of payments made by customers in bankruptcy proceedings; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; costs associated with future restructuring actions which are not currently planned or anticipated; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; the timing and rate at which tax credits can be utilized; and other risk factors described in Part II below and in the Company’s Form 10-K for its year ended 30 September 2008 and Form 10-Q for the quarter ended 31 December 2008. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 40 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 30 June 2009 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In 2008, the Company was notified that the U.S. Environmental Protection Agency had made a referral to the U.S. Department of Justice concerning alleged violations of the Resource Conservation and Recovery Act (RCRA) related to sulfuric acid exchange at the Company’s Pasadena, Texas facility. The Department of Justice has notified the Company that it is proposing a fine related to the alleged violations of RCRA. The Company is contesting the alleged violations and the basis for the fine. The Company does not anticipate that any sums it may have to pay in connection with this matter would have a materially adverse effect on its consolidated financial position or net cash flows.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 24 July 2009	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.