Form 10-K
period 2009-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2009-11-25
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4534
AIR PRODUCTS AND CHEMICALS, INC.

7201 Hamilton Boulevard	State of incorporation: Delaware
Allentown, Pennsylvania, 18195-1501	I.R.S. identification number: 23-1274455
Tel. (610) 481-4911
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Registered on:

Common Stock, par value $1.00 per share	New York
Preferred Stock Purchase Rights	New York
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑
NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐
NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2009 was approximately $11.8 billion. For purposes of the foregoing calculations all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock outstanding as of 20 November 2009 was 211,705,911.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2009

PART I
ITEM 1. BUSINESS
General Description of Business and Fiscal Year 2009 Developments
Air Products and Chemicals, Inc. (the Company), a Delaware corporation originally founded in 1940, serves technology, energy, industrial, and healthcare customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, performance materials, equipment, and services. The Company is the world’s largest supplier of hydrogen and helium and has built leading positions in growth markets such as semiconductor materials, refinery hydrogen, natural gas liquefaction, and advanced coatings and adhesives. As used in this report, unless the context indicates otherwise, the term “Company” includes subsidiaries and predecessors of the registrant and its subsidiaries.
As of September 2009, the Company completed the sale of its U.S. Healthcare business.
The Company manages its operations, assesses performance, and reports earnings under four business segments: Merchant Gases; Tonnage Gases; Electronics and Performance Materials; and Equipment and Energy.
Financial Information about Segments
Financial information concerning the Company’s four business segments appears in Note 23 to the Consolidated Financial Statements included under Item 8 herein.
Narrative Description of Business by Segments
Merchant Gases
Merchant Gases sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen and helium (purchased or refined from crude helium); and medical and specialty gases, along with certain services and equipment, throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, healthcare, steel, general manufacturing, and petroleum and natural gas industries.
Merchant Gases includes the following types of products:
Liquid bulk—Product is delivered in bulk (in liquid or gaseous form) by tanker or tube trailer and stored, usually in its liquid state, in equipment designed and installed by the Company at the customer’s site for vaporizing into a gaseous state as needed. Liquid bulk sales are typically governed by three- to five-year contracts.
Packaged gases—Small quantities of product are delivered in either cylinders or dewars. The Company operates packaged gas businesses in Europe, Asia, and Brazil. In the United States, the Company’s packaged gas business sells products only for the electronics and magnetic resonance imaging (principally helium) industries.
Small on-site plants—Customers receive product through small on-sites (cryogenic or noncryogenic generators) either by a sale of gas contract or the sale of the equipment to the customer.
Healthcare products—Customers receive respiratory therapies, home medical equipment, and infusion services. These products and services are provided to patients in their homes, primarily in Europe. The Company has leading market positions in Spain, Portugal, and the United Kingdom, and in Mexico through its equity affiliate.
Electric power is the largest cost component in the production of atmospheric gases—oxygen, nitrogen, and argon. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas price increases through pricing formulas and surcharges. A shortage or interruption of electricity or natural gas supply, or a price increase that cannot be passed through to customers, possibly for competitive reasons, may adversely affect the operations or results of Merchant Gases. During fiscal year 2009, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
Merchant Gases competes worldwide against three global industrial gas companies: L’Air Liquide S.A., Linde AG, and Praxair, Inc., and several regional sellers (including Airgas, Inc.). Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications. Competition in the healthcare business involves price, quality, service, and reliability of supply. In Europe, primary healthcare competitors include the same three global industrial gas companies mentioned previously, as well as smaller regional service providers. In some countries such as Spain, Portugal, and the United Kingdom, the Company tenders for significant parts of the healthcare business with government agencies and is expecting to participate in tenders in some countries over the coming fiscal year.
Merchant Gases sales constituted 44% of the Company’s consolidated sales in fiscal year 2009, 40% in fiscal year 2008, and 39% in fiscal year 2007. Sales of atmospheric gases (oxygen, nitrogen, and argon) constituted approximately 21% of the Company’s consolidated sales in fiscal year 2009, 18% in fiscal year 2008, and 19% in fiscal year 2007.
Tonnage Gases
Tonnage Gases provides hydrogen, carbon monoxide, nitrogen, oxygen, and syngas principally to the energy production and refining, chemical, and metallurgical industries worldwide. Gases are produced at large facilities located adjacent to customers’ facilities or by pipeline systems from centrally located production facilities and are generally governed by contracts with 15 to 20 year terms. The Company is the world’s largest provider of hydrogen, which is used by oil refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels to reduce smog and ozone depletion. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. The metallurgical industry uses nitrogen for inerting and oxygen for the manufacture of steel and certain nonferrous metals. The chemical industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and synthesis gas (a hydrogen-carbon monoxide mixture) as feedstocks in the production of many basic chemicals. The Company delivers product through pipelines from centrally located facilities in or near the Texas Gulf Coast; Louisiana; Los Angeles, California; Alberta, Canada; Rotterdam, the Netherlands; Southern England, U.K.; Northern England, U.K.; Western Belgium; Ulsan, Korea; Nanjing, China; Tangshan, China; Kuan Yin, Taiwan; Singapore; and Camaçari, Brazil. The Company also owns less than controlling interests in pipelines located in Thailand and South Africa.
Tonnage Gases also includes a Polyurethane Intermediates (PUI) business. At its Pasadena, Texas facility, the Company produces dinitrotoluene (DNT) which is converted to toluene diamine (TDA) and sold for use as an intermediate in the manufacture of a major precursor of flexible polyurethane foam used in furniture cushioning, carpet underlay, bedding, and seating in automobiles. Most of the Company’s TDA is sold under long-term contracts with raw material cost and currency pass-through to a small number of customers. The Company employs proprietary technology and scale of production to differentiate its polyurethane intermediates from those of its competitors.
Natural gas is the principal raw material for hydrogen, carbon monoxide, and synthesis gas production. Electric power is the largest cost component in the production of atmospheric gases. The Company mitigates energy and natural gas price increases through long-term cost pass-through contracts. Toluene, ammonia, and hydrogen are the principal raw materials for the PUI business and are purchased from various suppliers under multiyear contracts. During fiscal year 2009, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
Tonnage Gases competes in the United States and Canada against three global industrial gas companies: L’Air Liquide S.A., Linde AG, Praxair, Inc., and several regional competitors. Competition is based primarily on price, reliability of supply, the development of applications that use industrial gases, and, in some cases, provision of other services or products such as power and steam generation. The Company also derives a competitive advantage from its pipeline networks, which enable it to provide a reliable and economic supply of products to customers. Similar competitive situations exist in the European and Asian industrial gas markets where the Company competes against the three global companies as well as regional competitors. Global competitors for the PUI business are primarily BASF Corporation and Bayer AG.
Tonnage Gases sales constituted approximately 31% of the Company’s consolidated sales in fiscal year 2009, 34% in fiscal year 2008, and 32% in fiscal year 2007. Tonnage Gases hydrogen sales constituted approximately 15% of the Company’s consolidated sales in fiscal year 2009, 17% in fiscal year 2008, and 17% in fiscal year 2007.
Electronics and Performance Materials
Electronics and Performance Materials employs applications technology to provide solutions to a broad range of global industries through chemical synthesis, analytical technology, process engineering, and surface science. This segment provides the electronics industry with specialty gases (such as nitrogen trifluoride, silane, arsine, phosphine, white ammonia, silicon tetrafluoride, carbon tetrafluoride, hexafluoromethane, critical etch gases, and tungsten hexafluoride) as well as tonnage gases (primarily nitrogen), specialty chemicals, services, and equipment for the manufacture of silicon and compound semiconductors, thin film transistor liquid crystal displays, and photovoltaic devices. These products are delivered through various supply chain methods, including bulk delivery systems or distribution by pipelines such as those located in California’s Silicon Valley; Phoenix, Arizona; Tainan, Taiwan; Gumi and Giheung, Korea; and Tianjin and Shanghai, China.
Electronics and Performance Materials also provides performance materials for a wide range of products, including coatings, inks, adhesives, civil engineering, personal care, institutional and industrial cleaning, mining, oil refining, and polyurethanes, and focuses on the development of new materials aimed at providing unique functionality to emerging markets. Principal performance materials include polyurethane catalysts and other additives for polyurethane foam, epoxy amine curing agents, and auxiliary products for epoxy systems and specialty surfactants for formulated systems.
The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexylamine, acrylonitriles, and glycols. During fiscal year 2009, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.
The Electronics and Performance Materials segment faces competition on a product-by-product basis against competitors ranging from niche suppliers with a single product to larger and more vertically integrated companies. Competition is principally conducted on the basis of price, quality, product performance, reliability of product supply, technical innovation, service, and global infrastructure.
Total sales from Electronics and Performance Materials constituted approximately 19% of the Company’s consolidated sales in fiscal year 2009, 21% in fiscal year 2008, and 23% in fiscal year 2007.
Equipment and Energy
Equipment and Energy designs and manufactures cryogenic and gas processing equipment for air separation (utilizing membrane technology and adsorption technology), hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution (cryogenic transportation containers), and serves energy markets in a variety of ways.
Equipment is sold globally to customers in the chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing industries. The segment also provides a broad range of plant design, engineering, procurement, and construction management services to its customers.
Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulfurization facilities, its development of hydrogen as an energy carrier, and oxygen-based technologies to serve energy markets in the future. The Company owns and operates a cogeneration facility in Calvert City, Kentucky; operates and owns 50% interests in a 49-megawatt fluidized-bed coal-fired power generation facility in Stockton, California and a 24-megawatt gas-fired combined-cycle power generation facility near Rotterdam, the Netherlands; and operates and owns a 47.9% interest in a 112-megawatt gas-fueled power generation facility in Thailand. The Company also operates and owns a 50% interest in a flue gas desulphurization facility in Indiana.
Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the equipment portion of this segment. Adequate raw materials for individual projects are acquired under firm purchase agreements. Coal, petroleum coke, and natural gas are the largest cost components in the production of energy. The Company mitigates these cost components, in part, through long-term cost pass-through contracts. During fiscal year 2009, no significant difficulties were encountered in obtaining adequate supplies of raw materials.
Equipment and Energy competes with a great number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.
The backlog of equipment orders (including letters of intent believed to be firm) from third-party customers (including equity affiliates) was approximately $239 million on 30 September 2009, approximately 75% of which is for cryogenic equipment and 13% of which is for LNG heat exchangers, as compared with a total backlog of approximately $399 million on 30 September 2008. The Company expects that approximately $203 million of the backlog on 30 September 2009 will be completed during fiscal year 2010.

Narrative Description of the Company’s Business Generally
Foreign Operations
The Company, through subsidiaries, affiliates, and minority-owned ventures, conducts business in over 40 countries outside the United States. Its international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political, and regulatory policies of local governments.
The Company has majority or wholly owned foreign subsidiaries that operate in Canada, 17 European countries (including the United Kingdom and Spain), 10 Asian countries (including China, Korea, Singapore, and Taiwan), and four Latin American countries (including Mexico and Brazil). The Company also owns less-than-controlling interests in entities operating in Europe, Asia, Africa, the Middle East, and Latin America (including Italy, Germany, China, Korea, India, Singapore, Thailand, South Africa, and Mexico).
Financial information about the Company’s foreign operations and investments is included in Notes 7, 20, and 23 to the Consolidated Financial Statements included under Item 8 herein. Information about foreign currency translation is included under “Foreign Currency” in Note 1, and information on the Company’s exposure to currency fluctuations is included in Note 12 to the Consolidated Financial Statements included under Item 8 below and in “Foreign Currency Exchange Rate Risk” included under Item 7A below. Export sales from operations in the United States to unconsolidated customers amounted to $510 million, $629 million, and $677 million in fiscal years 2009, 2008, and 2007, respectively. Total export sales in fiscal year 2009 included $453 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales within the Equipment and Energy segment and Electronic and Performance Materials sales.
Technology Development
The Company pursues a market-oriented approach to technology development through research and development, engineering, and commercial development processes. It conducts research and development principally in its laboratories located in the United States (Trexlertown, Pennsylvania; Carlsbad, California; Milton, Wisconsin; and Phoenix, Arizona); the United Kingdom (Basingstoke, London, and Carrington); Germany (Hamburg); the Netherlands (Utrecht); Spain (Barcelona); and Asia (Tokyo, Japan; Shanghai, China; Giheung, Korea; and Hsinchu, Taiwan). The Company also funds and cooperates in research and development programs conducted by a number of major universities and undertakes research work funded by others—principally the United States Government.
The Company’s corporate research groups, which include science and process technology centers, support the research efforts of various businesses throughout the Company. Technology development efforts for use within Merchant Gases, Tonnage Gases, and Equipment and Energy focus primarily on new and improved processes and equipment for the production and delivery of industrial gases and new or improved applications for all such products. Research and technology development for Electronics and Performance Materials supports development of new products and applications to strengthen and extend the Company’s present positions. Work is also performed in Electronics and Performance Materials to lower processing costs and develop new processes for the new products.
Research and development expenditures were $116 million during fiscal year 2009, $131 million in fiscal year 2008, and $129 million in fiscal year 2007, and the Company expended $30 million on customer-sponsored research activities during fiscal year 2009, $25 million in fiscal year 2008, and $19 million in fiscal year 2007.
As of 1 November 2009, the Company owns 993 United States patents, 2,728 foreign patents, and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.
Environmental Controls
The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. From time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company’s accounting policy for environmental expenditures is discussed in Note 1, and environmental loss contingencies are discussed in Note 16 to the Consolidated Financial Statements included under Item 8, below.

The amounts charged to income from continuing operations on an after-tax basis related to environmental matters totaled $33 million in fiscal 2009, $31 million in 2008, and $25 million in 2007. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts.
Although precise amounts are difficult to determine, the Company estimates that in fiscal year 2009 it spent approximately $6 million on capital projects to control pollution versus $7 million in 2008. Capital expenditures to control pollution in future years are estimated at approximately $7 million in 2010 and $7 million in 2011. The cost of any environmental compliance generally is contractually passed through to the customer.
The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $95 million to a reasonably possible upper exposure of $109 million. The accrual on the balance sheet for 30 September 2009 was $95.0 million and for 30 September 2008 was $82.9 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.
Employees
On 30 September 2009, the Company (including majority-owned subsidiaries) had approximately 18,900 employees, of whom approximately 18,400 were full-time employees and of whom approximately 11,400 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory and does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.
Available Information
All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission (SEC), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act (the 1934 Act Reports), are available free of charge through the Company’s Internet website at www.airproducts.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. All 1934 Act Reports filed during the period covered by this report were available on the Company’s website on the same day as filing.
The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
Seasonality
Although none of the four business segments are subject to seasonal fluctuations to any material extent, the Electronics and Performance Materials segment is susceptible to the cyclical nature of the electronics industry and to seasonal fluctuations in underlying end-use performance materials markets.
Working Capital
The Company maintains inventory where required to facilitate the supply of products to customers on a reasonable delivery schedule. Merchant Gases inventory consists primarily of industrial, medical, specialty gas, and crude helium inventories supplied to customers through liquid bulk and packaged gases supply modes. Merchant Gases inventory also includes home medical equipment to serve healthcare patients. Electronics inventories consist primarily of bulk and packaged specialty gases and chemicals and also include inventories to support sales of equipment and services. Performance Materials inventories consist primarily of bulk and packaged performance chemical solutions. The Tonnage Gases inventory is primarily Polyurethane Intermediates raw materials and finished goods; the remaining on-site plants and pipeline complexes have limited inventory. Equipment and Energy has limited inventory.

Customers
The Company does not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of the Company’s consolidated revenues. The Company and the Tonnage and Electronics and Performance Materials segments do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, the Company has several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to the Company’s consolidated revenues, could have an adverse impact on the affected segment.
Governmental Contracts
No segment’s business is subject to a government entity’s renegotiation of profits or termination of contracts that would be material to the Company’s business as a whole.
Executive Officers of the Company
The Company’s executive officers and their respective positions and ages on 15 November 2009 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
M. Scott Crocco	45	Vice President and Corporate Controller (became Vice President in 2008; Corporate Controller in 2007; and Director of Corporate Decision Support in 2003)

Robert D. Dixon (A)	50	Senior Vice President and General Manager — Merchant Gases
		(became Senior Vice President in 2008; Vice President and General Manager — Merchant Gases in 2007; President — Air Products Asia in 2003; and Vice President — Air Products Asia in 2003)

Michael F. Hilton (A)	55	Senior Vice President and General Manager — Electronics and Performance Materials
		(became Senior Vice President in 2008; Vice President and General Manager — Electronics and Performance Materials in 2007; and Vice President — Electronics Businesses in 2003)

Paul E. Huck (A)	59	Senior Vice President and Chief Financial Officer (became Senior Vice President in 2008; Vice President and Chief Financial Officer in 2004)

Stephen J. Jones (A)	48	Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy
		(became Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy in 2009; Senior Vice President, General Counsel and Secretary in 2008; Vice President and Associate General Counsel in 2007; and Vice President and General Manager — Industrial Chemicals Division in 2003)

John E. McGlade (A)(B)(C)	55	Chairman, President, and Chief Executive Officer (became Chairman and Chief Executive Officer in 2008; President and Chief Operating Officer in 2006; Group Vice President — Chemicals in 2003)

Lynn C. Minella (A)	51	Senior Vice President — Human Resources and Communications (became Senior Vice President — Human Resources and Communications in 2008; Vice President — Human Resources in 2004)

Name	Age	Office
Scott A. Sherman (A)	58	Senior Vice President — Strategic Development and Execution
(became Senior Vice President — Strategic Development and Execution in 2009; Senior Vice President in 2008; Vice President and General Manager — Tonnage Gases, Equipment and Energy in 2007; and Vice President and General Manager — Energy and Process Industries in 2001)

John D. Stanley (A)	51	Senior Vice President and General Counsel
(became Senior Vice President and General Counsel in 2009; Assistant General Counsel, Americas and Europe in 2007; Assistant General Counsel, Corporate and Commercial in 2004)

(A)	Member, Corporate Executive Committee

(B)	Member, Board of Directors

(C)	Member, Executive Committee of the Board of Directors
ITEM 1A. RISK FACTORS
The Company operates in over 40 countries around the world and faces a variety of risks and uncertainties that could materially affect its future operations and financial performance. Many of these risks and uncertainties are not within the Company’s control. Risks that may significantly impact the Company include the following:
Overall Economic Conditions—Weak general economic conditions in markets in which the Company does business may decrease the demand for its goods and services and adversely impact its revenues, operating results, and cash flow.
Demand for the Company’s products and services depends in part on the general economic conditions affecting the countries and industries in which the Company does business. Currently, weak economic conditions in the U.S. and other countries and in industries served by the Company have impacted and may continue to impact demand for the Company’s products and services, in turn negatively impacting the Company’s revenues and earnings. Excess capacity in the Company’s or its competitors’ manufacturing facilities could decrease the Company’s ability to generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results. In addition, the length and severity of the economic downturn have increased the risk of potential bankruptcy of customers and potential losses from accounts receivable.
Asset Impairments—The Company may be required to record impairment on its long-lived assets.
Weak demand may cause underutilization of the Company’s manufacturing capacity or elimination of product lines; contract terminations or customer shutdowns may force sale or abandonment of facilities and equipment; contractual provisions may allow customer buyout of facilities or equipment; or other events associated with weak economic conditions or specific product or customer events may require the Company to record an impairment on tangible assets, such as facilities and equipment, as well as intangible assets, such as intellectual property or goodwill, which would have a negative impact on its financial results.
Competition—Inability to compete effectively in a segment could adversely impact sales and financial performance.
The Company faces strong competition from several large, global competitors and many smaller regional ones in all of its business segments. Introduction by competitors of new technologies, competing products, or additional capacity could weaken demand for or impact pricing of the Company’s products, negatively impacting financial results. In addition, competitors’ pricing policies could materially affect the Company’s profitability or its market share.

Raw Material and Energy Cost and Availability—Interruption in ordinary sources of supply or an inability to recover increases in energy and raw material costs from customers could result in lost sales or reduced profitability.
Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of the Company’s business. Because the Company’s industrial gas facilities use substantial amounts of electricity, energy price fluctuations could materially impact the Company’s revenues and earnings. Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and synthesis gas. The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexamine, acrylonitriles, and glycols. Shortages or price escalation in these materials could negatively impact financial results. A disruption in the supply of energy and raw materials, whether due to market conditions, natural events, or other disruption, could prevent the Company from meeting its contractual commitments, harming its business and financial results.
The Company typically contracts to pass through cost increases in energy and raw materials to its customers, but cost variability can still have a negative impact on its results. The Company may not be able to raise prices as quickly as costs rise, or competitive pressures may prevent full recovery. Increases in energy or raw material costs that cannot be passed on to customers for competitive or other reasons would negatively impact the Company’s revenues and earnings. Even where costs are passed through, price increases can cause lower sales volume.
Regulatory Compliance—The Company is subject to extensive government regulation in jurisdictions around the globe in which it does business. Changes in regulations addressing, among other things, environmental compliance, import/export restrictions, and taxes, can negatively impact the Company’s operations and financial results.
The Company is subject to government regulation in the United States and foreign jurisdictions in which it conducts its business. The application of laws and regulations to the Company’s business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practice that could result in reduced profitability. Determination of noncompliance can result in penalties or sanctions that could also impact financial results. Compliance with changes in laws or regulations can require additional capital expenditures or increase operating costs. Export controls or other regulatory restrictions could prevent the Company from shipping its products to and from some markets or increase the cost of doing so. Changes in tax laws and regulations and international tax treaties could affect the financial results of the Company’s businesses.
Greenhouse Gases—Legislative and regulatory responses to global climate change create financial risk.
Some of the Company’s operations are within jurisdictions that have, or are developing, regulatory regimes governing emissions of greenhouse gases (GHG). These include existing and expanding coverage under the European Union Emissions Trading Scheme; mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in California and Ontario. In addition, increased public awareness and concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase the Company’s costs related to consumption of electric power, hydrogen production, and fluorinated gases production. The Company believes it will be able to mitigate some of the potential increased cost through its contractual terms, but the lack of definitive legislation or regulatory requirements prevents accurate estimate of the long-term impact on the Company. Any legislation that limits or taxes GHG emissions could impact the Company’s growth, increase its operating costs, or reduce demand for certain of its products.
Environmental Compliance—Costs and expenses resulting from compliance with environmental regulations may negatively impact the Company’s operations and financial results.
The Company is subject to extensive federal, state, local, and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The Company takes its environmental responsibilities very seriously, but there is a risk of environmental impact inherent in its manufacturing operations. Future developments and more stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. In addition, laws and regulations may require significant expenditures for environmental protection equipment, compliance, and remediation. These additional costs may adversely affect financial results. For a more detailed description of these matters, see “Narrative Description of the Company’s Business Generally—Environmental Controls,” above.
Foreign Operations, Political, and Legal Risks—The Company’s foreign operations can be adversely impacted by nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability.
The Company’s operations in certain foreign jurisdictions are subject to nationalization and expropriation risk, and some of its contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Economic and political conditions within foreign jurisdictions, social unrest or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material, adverse impact on the Company’s operations and financial results.
Interest Rate Increases—The Company’s earnings, cash flow, and financial position can be impacted by interest rate increases.
At 30 September 2009, the Company had total consolidated debt of approximately $4,501.5 million, of which approximately $785.9 million will mature in the next twelve months. The Company expects to continue to incur indebtedness to fund new projects and replace maturing debt. Although the Company actively manages its interest rate risk through the use of derivatives and diversified debt obligations, not all borrowings at variable rates are hedged, and new debt will be priced at market rates. If interest rates increase, the Company’s interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, capital expenditures, acquisitions, and other purposes. In addition, changes by any rating agency to the Company’s outlook or credit ratings could increase the Company’s cost of borrowing.
Currency Fluctuations—Changes in foreign currencies may adversely affect the Company’s financial results.
A substantial amount of the Company’s sales are derived from outside the United States and denominated in foreign currencies. The Company also has significant production facilities which are located outside of the United States. Financial results therefore will be affected by changes in foreign currency rates. The Company uses certain financial instruments to mitigate these effects, but it is not cost-effective to hedge foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on earnings, cash flows, and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows, and fair values have been and in the future will be affected by changes in foreign exchange rates. For a more detailed discussion of currency exposure, see Item 7A, below.
Pension Liabilities—The Company’s results of operations and financial condition could be negatively impacted by its U.S. and non-U.S. pension plans.
Adverse equity market conditions and volatility in the credit markets have had and may continue to have an unfavorable impact on the value of the Company’s pension trust assets and its future estimated pension liabilities. As a result, the Company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the Company could be required to provide increased pension plan funding, which could negatively impact the Company’s financial flexibility. For information about potential impacts from pension funding and the use of certain assumptions regarding pension matters, see the discussion in Note 15 to the Consolidated Financial Statements included in Item 8, below.
Catastrophic Events—Catastrophic events could disrupt the Company’s operations or the operations of its suppliers or customers, having a negative impact on the Company’s business, financial results, and cash flow.
The Company’s operations could be impacted by catastrophic events outside the Company’s control, including severe weather conditions such as hurricanes, floods, earthquakes, and storms; health epidemics and pandemics; or acts of war and terrorism. Any such event could cause a serious business disruption that could affect the Company’s ability to produce and distribute its products and possibly expose it to third-party liability claims. Additionally, such events could impact the Company’s suppliers, in which event energy and raw materials may be unavailable to the Company, or its customers may be unable to purchase or accept the Company’s products and services. Any such occurrence could have a negative impact on the Company’s operations and financial results.

Operational Risks—Operational and execution risks may adversely affect the Company’s operations or financial results.
The Company’s operation of its facilities, pipelines, and delivery systems inherently entails hazards that require continuous oversight and control, such as pipeline leaks and ruptures, fire, explosions, toxic releases, mechanical failures, or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact the Company’s ongoing operations, financial results, and cash flow. In addition, the Company’s operating results are dependent on the continued operation of its production facilities and its ability to meet customer requirements. Insufficient capacity may expose the Company to liabilities related to contract commitments. Operating results are also dependent on the Company’s ability to complete new construction projects on time, on budget, and in accordance with performance requirements. Failure to do so may expose the Company to loss of revenue, potential litigation, and loss of business reputation.
Information Security—The security of the Company’s Information Technology systems could be compromised, which could adversely affect its ability to operate.
The Company utilizes a global enterprise resource planning (ERP) system and other technologies for the distribution of information both within the Company and to customers and suppliers. The ERP system and other technologies are potentially vulnerable to interruption from viruses, hackers, or system breakdown. To mitigate these risks, the Company has implemented a variety of security measures, including virus protection, redundancy procedures, and recovery processes. A significant system interruption, however, could materially affect the Company’s operations, business reputation, and financial results.
Litigation and Regulatory Proceedings—The Company’s financial results may be affected by various legal and regulatory proceedings, including those involving antitrust, environmental, or other matters.
The Company is subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on the Company’s results of operations in any particular period. For a more detailed discussion of the legal proceedings involving the Company, see Item 3, below.
Recruiting and Retaining Employees—Inability to attract, retain, or develop skilled employees could adversely impact the Company’s business.
Sustaining and growing the Company’s business depends on the recruitment, development, and retention of qualified employees. Demographic trends and changes in the geographic concentration of global businesses have created more competition for talent. The inability to attract, develop, or retain quality employees could negatively impact the Company’s ability to take on new projects and sustain its operations, which might adversely affect the Company’s operations or its ability to grow.
Portfolio Management—The success of portfolio management activities is not predictable.
The Company continuously reviews and manages its portfolio of assets in order to maximize value for its shareholders. Portfolio management involves many variables, including future acquisitions and divestitures, restructurings and resegmentations, and cost-cutting and productivity initiatives. The timing, impact, and ability to complete such undertakings, the costs and financial charges associated with such activities, and the ultimate financial impact of such undertakings are uncertain and can have a negative short- or long-term impact on the Company’s operations and financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has not received any written comments from the Commission staff that remain unresolved.

ITEM 2. PROPERTIES
The Company owns its principal executive offices, which are located at its headquarters in Trexlertown, Pennsylvania, and also owns additional administrative offices in Hersham, England and in Hattingen, Germany. Its regional Asian administrative offices, which are leased, are located in Hong Kong; Shanghai, China; Taipei, Taiwan; Petaling Jaya, Malaysia; and Singapore. Additional administrative offices are leased in Ontario, Canada; Kawasaki, Japan; Seoul, Korea; Brussels, Belgium; Paris, France; Barcelona, Spain; Rotterdam, the Netherlands; and São Paulo, Brazil. Management believes the Company’s manufacturing facilities, described in more detail below, are adequate to support its businesses.
Following is a description of the properties used by the Company’s four business segments:
Merchant Gases
Merchant Gases currently operates over 170 facilities across the United States and in Canada (approximately 38 of which sites are owned); over 110 sites in Europe, including healthcare (approximately half of which sites are owned); and over 75 facilities in seven countries within Asia and in Brazil. Helium is recovered at sites in Kansas and Texas and distributed from several transfill sites in the United States, Europe, and Asia. Sales support offices are located at its Trexlertown headquarters, and in leased properties in three states, at all administrative sites in Europe, and at 15 sites in Asia. Research and development (R&D) activities for this segment are conducted in Trexlertown, Pennsylvania.
Tonnage Gases
Tonnage Gases operates 50 plants in the United States and Canada that produce over 300 standard tons per day of product. Over 30 of these facilities produce or recover hydrogen, many of which support the four major pipeline systems located along the Gulf Coast of Texas; on the Mississippi River corridor in Louisiana; in Los Angeles, California; and Alberta, Canada. The Tonnage Gases segment includes a facility in Pasadena, Texas that produces Polyurethane Intermediate products. The segment also operates over 30 tonnage plants in Europe and 17 tonnage plants within Asia, the majority of which are on leasehold type long-term structured agreements. Sales support offices are located at the Company’s headquarters in Trexlertown, Pennsylvania and leased offices in Texas, Louisiana, California, and Calgary, Alberta in North America, as well as in Hersham, England; Rotterdam, the Netherlands; Shanghai, China; Singapore; and Doha, Qatar in the Middle East.
Electronics and Performance Materials
The electronics business within the Electronics and Performance Materials segment produces, packages, and stores nitrogen, specialty gases, and electronic chemicals at over 45 sites in the United States (the majority of which are leased), nine facilities (including sales offices) in Europe, and over 45 facilities in Asia (approximately half of which are located on customer sites).
The performance materials portion of this segment operates facilities in Los Angeles, California; Calvert City, Kentucky; Wichita, Kansas; Milton, Wisconsin; Reserve, Louisiana; Clayton, England; Singapore; Isehara, Japan; and Changzhou, China. In April 2009, S.I.Q. — Beteiligungs GmbH, a German epoxy additives firm located in Marl, Germany, became an integral part of the Company’s epoxy additives business. A specialty amines facility operates in Nanjing, China. Substantially all of the Performance Materials properties are owned.
This segment has six field sales offices in the United States as well as sales offices in Europe, Taiwan, Korea, Singapore, and China, the majority of which are leased. The segment conducts R&D related activities at five locations worldwide, including Hsinchu, Taiwan and Giheung, South Korea.
Equipment and Energy
Equipment and Energy operates seven manufacturing plants and two sales offices in the U.S. The Company manufactures a significant portion of the world’s supply of LNG equipment at its Wilkes-Barre, Pennsylvania site. Air separation columns and cold boxes for Company-owned facilities and third-party sales are produced by operations in Acrefair in the United Kingdom; Istres, France; Caojing, China; as well as in the Wilkes-Barre facility when capacity is available. Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in eastern Pennsylvania and Liberal, Kansas. Offices in Hersham, England, and Shanghai, China house Equipment commercial team members.
Electric power is produced at various facilities, including Stockton, California; Calvert City, Kentucky; and Rotterdam, the Netherlands. Flue gas desulfurization operations are conducted at the Pure Air facility in Chesterton, Indiana.

Additionally, the Company owns a 47.9% interest in a gas-fueled power generation facility in Thailand. The Company or its affiliates own approximately 50% of the real estate in this segment and lease the remaining 50%.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in various legal proceedings, including contract, product liability, intellectual property, and insurance matters. Although litigation with respect to these matters is routine and incidental to the conduct of the Company’s business, such litigation could result in large monetary awards, especially if a civil jury is allowed to determine compensatory and/or punitive damages. However, the Company believes that litigation currently pending to which it is a party will be resolved without any material adverse effect on its financial position, earnings, or cash flows.
The Company is also from time to time involved in certain competition, environmental, health, and safety proceedings involving governmental authorities. The Company is a party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 28 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its manufacturing sites. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position. Additional information on the Company’s environmental exposure is included under “Narrative Description of the Company’s Business Generally—Environmental Controls.”
On 13 March 2008, the Company was notified that the U.S. Environmental Protection Agency had made a referral to the U.S. Department of Justice concerning alleged violations of the Resource Conservation and Recovery Act (RCRA) related to sulfuric acid exchange at the Company’s Pasadena, Texas facility. The Department of Justice has proposed a fine related to the alleged violations. The Company has contested the allegations and the basis for the fine, but is in settlement discussions with the Department of Justice and expects to settle the matter on terms that would not be material. Any sums it may have to pay in connection with this matter would not have a materially adverse effect on its consolidated financial position or net cash flows.
During the third quarter of 2008, a unit of the Brazilian Ministry of Justice issued a report (previously issued in January 2007 and then withdrawn) on its investigation of the Company’s Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies. The report recommended that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brasil Ltda. and the other industrial gas companies for alleged anticompetitive activities. The Company is actively defending this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock (ticker symbol APD) is listed on the New York Stock Exchange. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below. Cash dividends on the Company’s common stock are paid quarterly. The

Company’s objective is to pay dividends consistent with the reinvestment of earnings necessary for long-term growth. It is the Company’s expectation that comparable cash dividends will continue to be paid in the future.
Quarterly Stock Information

2009	High	Low	Close	Dividend

First	$68.51	$41.46	$50.27	$.44

Second	60.20	43.44	56.25	.45

Third	69.93	54.73	64.59	.45

Fourth	80.60	60.52	77.58	.45

				$1.79

2008	High	Low	Close	Dividend

First	$105.02	$92.05	$98.63	$.38

Second	98.80	80.73	92.00	.44

Third	106.06	92.20	98.86	.44

Fourth	100.14	65.05	68.49	.44

				$1.70
The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption, and other rights, preferences, and limitations. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company’s Transfer Agent and Registrar is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8124 (all other locations), Internet website www.amstock.com, and e-mail address info@amstock.com. As of 31 October 2009, there were 8,614 record holders of the Company’s common stock.
Purchases of Equity Securities by the Issuer
On 20 September 2007, the Company’s Board of Directors authorized the repurchase of $1.0 billion of common stock. The program does not have a stated expiration date. As of 30 September 2009, the Company had purchased four million of its outstanding shares under this authorization at a cost of $350.8 million. There were no purchases of stock during fiscal year 2009. Additional purchases will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.
Performance Graph
The performance graph below compares the five-year cumulative returns of the Company’s common stock with those of the Standard & Poor’s 500 and Dow Jones Chemicals Composite Indices. The figures assume an initial investment of $100 and the reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

(Millions of dollars, except per share)	2009	2008	2007	2006	2005

Operating Results
Sales	$8,256	$10,415	$9,148	$7,885	$6,822
Cost of sales	6,042	7,693	6,699	5,817	4,974
Selling and administrative	943	1,090	1,000	892	841
Research and development	116	131	129	140	121
Global cost reduction plan	298	—	14	71	—
Customer contract settlement	—	—	(37)	—	—
Customer bankruptcy	22	—	—	—	—
Pension settlement	11	30	10	—	—
Operating income	846	1,496	1,376	1,042	922
Equity affiliates’ income	112	145	114	92	91
Interest expense	122	162	162	118	109
Income tax provision	185	365	287	262	231
Income from continuing operations	640	1,091	1,020	734	659
Net income	631	910	1,036	723	712
Basic earnings per common share
Income from continuing operations	3.05	5.14	4.72	3.31	2.92
Net income	3.01	4.29	4.79	3.26	3.15
Diluted earnings per common share
Income from continuing operations	3.00	4.97	4.57	3.23	2.85
Net income	2.96	4.15	4.64	3.18	3.08

Year-End Financial Position
Plant and equipment, at cost	$15,751	$14,989	$14,439	$12,910	$11,915
Total assets	13,029	12,571	12,660	11,181	10,409
Working capital	494	636	436	289	471
Total debt (A)	4,502	3,967	3,668	2,846	2,490
Shareholders’ equity	4,792	5,031	5,496	4,924	4,546

Financial Ratios
Return on average shareholders’ equity (B)	13.3%	20.1%	19.5%	15.1%	14.2%
Operating margin	10.3%	14.4%	15.0%	13.2%	13.5%
Selling and administrative as a percentage of sales	11.4%	10.5%	10.9%	11.3%	12.3%
Total debt to sum of total debt, shareholders’ equity and minority interest (A)	47.7%	43.4%	39.8%	36.3%	34.8%

Other Data
Depreciation and amortization	$840	$869	$790	$705	$656
Capital expenditures on a GAAP basis (C)	1,236	1,159	1,553	1,358	928
Capital expenditures on a non-GAAP basis (C)	1,475	1,355	1,635	1,487	984
Cash provided by operating activities	1,323	1,680	1,500	1,348	1,304
Dividends declared per common share	1.79	1.70	1.48	1.34	1.25
Market price range per common share	81—41	106—65	99—66	70—53	66—52

Weighted average common shares outstanding (in millions)	210	212	216	222	226
Weighted average common shares outstanding assuming dilution (in millions)	214	219	223	228	231

Book value per common share at year-end	$22.68	$24.03	$25.52	$22.67	$20.49
Shareholders at year-end	8,600	8,900	9,300	9,900	10,300
Employees at year-end (D)	18,900	21,100	22,100	20,700	20,200

(A)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the year. Calculation based on continuing operations.

(B)	Calculated using income and five-quarter average equity from continuing operations.

(C)	Capital expenditures on a GAAP basis include additions to plant and equipment, investment in and advances to unconsolidated affiliates, and acquisitions (including long-term debt assumed in acquisitions). The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage its capital expenditures. Refer to page 31 for a reconciliation of the GAAP to non-GAAP measure for 2009, 2008, and 2007. For 2006 and 2005, the GAAP measure was adjusted by $129 and $56, respectively, for spending associated with facilities accounted for as capital leases.

(D)	Includes full- and part-time employees from continuing and discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this report. All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles, except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
BUSINESS OVERVIEW
Air Products and Chemicals, Inc. and its subsidiaries (the Company) serve customers in industrial, energy, technology, and healthcare markets. The Company offers a broad portfolio of atmospheric gases, process and specialty gases, performance materials, and equipment and services. Geographically diverse, with operations in over 40 countries, the Company has sales of $8.3 billion, assets of $13.0 billion, and a worldwide workforce of approximately 18,900 employees.
The Company organizes its operations into four reportable business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.
2009 IN SUMMARY
The beginning of fiscal 2009 coincided with the start of the global financial crisis, driving the recession that led to unprecedented declines in demand for the Company’s products worldwide. The downturn in the economy affected customers’ operating rates across most of our end markets. Globally, manufacturing declined 11%, and in Electronics, silicon processed decreased by about 35%. In response to these rapidly declining economic conditions around the world and to drive to a sustainable, low-cost structure, the Company implemented a global cost reduction plan. Impacted by these factors, the Company’s sales and operating income declined 21% and 43%, respectively. Additionally, unfavorable currency impacts, due to a stronger U.S. dollar contributed to the decline.
The 2009 global cost reduction plan included the elimination of about 12% of the global workforce along with business exits and asset management actions. These initiatives lowered the Company’s cost structure, especially in the second half of the year. The planned actions are expected to be completed in fiscal 2010. Also, the Company implemented price increases and executed its initiatives for cost improvement by lowering discretionary spending. Sales were sequentially higher in the fourth quarter, and there was a greater than 200 basis point increase in the Company’s operating margin in the second half of the year compared to the first half. Overall, fiscal 2009 was a challenging year due to the impact of the global recession, but the actions taken by the Company helped to mitigate the adverse impact.

Highlights for 2009
•	The Company implemented a global cost reduction plan designed to lower its cost structure and better align its businesses with the contracting global economy. Results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for this plan.

•	The Company completed the divestiture of the U.S. Healthcare business.

•	The Company maintained a solid financial position throughout 2009. The current credit environment did not have a significant adverse impact on the Company’s liquidity.

•	Sales of $8,256.2 declined 21%. Underlying business declined 8% from lower volumes. Lower energy and raw material cost pass-through to customers and unfavorable currency negatively impacted sales by 7% and 6%, respectively.

•	Operating income of $846.3 declined $649.5, principally from lower volumes, the global cost reduction plan charge, and unfavorable currency impacts.

•	Income from continuing operations was $639.9 as compared to $1,090.5. Diluted earnings per share from continuing operations was $3.00 as compared to $4.97. A summary table of changes in diluted earnings per share is presented below.

•	Loss from discontinued operations was $8.6 as compared to $180.8. The prior year included an after-tax impairment charge of $246.2 related to the U.S. Healthcare business and an after-tax gain of $76.2 from the sale of the Polymer Emulsions business.
For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the Company’s 2010 Outlook discussions provided throughout the Management’s Discussion and Analysis that follows.
Changes in Diluted Earnings per Share

			Increase
	2009	2008	(Decrease)

Diluted Earnings per Share

Net income	$2.96	$4.15	$(1.19)
Discontinued operations	(.04)	(.82)	.78

Continuing operations	$3.00	$4.97	$(1.97)

Operating Income (after-tax)
Underlying business
Volume			$(1.66)
Price/raw materials			.27
Costs			.53
Currency			(.39)
2009 global cost reduction plan			(.94)
2009 customer bankruptcy and asset actions			(.10)
Pension settlement			.06
Plant fire and hurricanes			.10

Operating Income			(2.13)

Other (after-tax)
Equity affiliates’ income			(.11)
Interest expense			.14
Income tax rate			(.01)
Minority interest			.04
Average shares outstanding			.10

Other			.16

Total Change in Diluted Earnings per Share from Continuing Operations			$(1.97)

2010 OUTLOOK
The Company projects a continued gradual and modest recovery in the economic environment as spending growth in the private sector is expected to remain weak. The Company anticipates global manufacturing growth of 1%—2% in 2010. In the U.S., growth is expected to be flat to slightly positive by 1%. Europe is expected to be flat. Asia, led by China, is expected to be the strongest region, growing at a projected 6%—7%.
Looking forward, the Company will continue to focus on improving its operating margin and return on capital through volume growth, effective cost management, and implementation of price increases. Capacity utilization rates in 2010 should improve as the economy recovers and through expansion of technology applications. Earnings should benefit from new plant startups in 2009 and 2010 along with a full-year impact of the 2009 global cost reduction plan. The Company will also remain diligent on discretionary spending, new programs, and staffing. However, pension expense will be higher next year as a result of a decline in the discount rates used to determine the 2010 expense.
Outlook by Segment
•	The Company is projecting Merchant Gases results to be higher based on a modest recovery in global manufacturing. Margins should improve based on higher volumes and cost reduction efforts. In 2009, the segment took steps to restructure the organization and to reduce costs in order to drive productivity and growth.

•	Tonnage Gases is expected to benefit from new contracts and plants coming on-stream, and increased capacity utilization as chemical and steel markets continue to recover.

•	In Electronics, the Company projects silicon growth of 10%—15%, higher demand from flat panel producers, and accelerated growth in thin film photovoltaic. The business repositioning efforts should result in additional ongoing restructuring costs, while price pressure for certain electronics materials is expected to remain until capacity utilization improves. Growth is anticipated in Performance Materials as the Company should continue to benefit from new market and application successes, regional investment, and new product introductions.

•	Equipment and Energy results are expected to be comparable to 2009 levels. Two to three LNG orders are expected to be signed in fiscal 2010.
RESULTS OF OPERATIONS
Discussion of Consolidated Results

	2009	2008	2007

Sales	$8,256.2	$10,414.5	$9,148.2
Operating income	846.3	1,495.8	1,375.6
Equity affiliates’ income	112.2	145.0	114.4

Sales

	% Change from Prior Year
	2009	2008

Underlying business
Volume	(9)%	2%
Price	1%	2%
Acquisitions/divestitures	—	1%
Currency	(6)%	4%
Energy and raw material cost pass-through	(7)%	5%

Total Consolidated Sales Change	(21)%	14%

2009 vs. 2008
Sales of $8,256.2 decreased 21%, or $2,158.3. Underlying business declined 8%, due to lower volumes primarily in Electronics and Performance Materials, Merchant Gases, and Tonnage Gases. Volumes were impacted by the severity of the worldwide manufacturing downturn and a significant decline in silicon processed. Currency unfavorably impacted sales by 6%, due primarily to the strengthening of the U.S. dollar against key European and Asian currencies. Lower energy and raw material contractual cost pass-through to customers reduced sales by 7%.

2008 vs. 2007
Sales of $10,414.5 increased 14%, or $1,266.3. Underlying base business growth accounted for 4% of the increase. Sales increased 2% as higher volumes in Electronics and Performance Materials, Merchant Gases, and Tonnage Gases were partially offset by lower Equipment and Energy activity. Improved pricing, principally in Merchant Gases, increased sales by 2%. Sales improved 4% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro. Higher energy and raw material contractual cost pass-through to customers increased sales by 5%.
Operating Income
2009 vs. 2008
Operating income of $846.3 decreased 43%, or $649.5.
•	The global cost reduction plan charge reduced operating income by $298.

•	Underlying business declined $254, due primarily to lower volumes in the Merchant Gases, Electronics and Performance Materials, and Tonnage Gases segments. The volume declines of $490 were partially offset by favorable cost performance of $157 and improved pricing of $79.

•	Unfavorable currency impacts lowered operating income by $113, reflecting the strengthening of the U.S. dollar against key European and Asian currencies.

•	The write-off of certain receivables due to a customer bankruptcy and asset actions reduced operating income by $32.

•	Lower pension settlement charges favorably impacted operating income by $20.

•	Prior year operating income included unfavorable impacts of $28 due to hurricanes and a fire at a production facility.
2008 vs. 2007
Operating income of $1,495.8 increased 9%, or $120.2.
•	Higher volumes in the Merchant Gases, Tonnage Gases, and Electronics and Performance Materials segments, partially offset by a decrease in Equipment and Energy activity, increased operating income by $82.

•	Improved pricing, net of variable costs, increased operating income by $21, as pricing increases in Merchant Gases were partially offset by lower pricing in electronics specialty materials.

•	Favorable currency effects, primarily the weakening of the U.S. dollar against the Euro, increased operating income by $80.

•	2007 included a gain of $37 from a settlement of a supply contract termination.

•	Higher pension settlement charges negatively impacted operating income by $20.

•	Unfavorable impacts caused by Hurricanes Gustav and Ike, and the fire at an Electronics production facility in Korea, decreased operating income by $28.
Equity Affiliates’ Income
2009 vs. 2008
Income from equity affiliates of $112.2 decreased $32.8, or 23%, primarily as a result of lower overall volumes and unfavorable currency. Additionally, prior year results included favorable adjustments made to certain affiliates in Asia and the reversal of an antitrust fine.
2008 vs. 2007
Income from equity affiliates of $145.0 increased $30.6, or 27%. This increase resulted from solid underlying growth, increased nitrogen injection volumes in Mexico, the benefit of adjustments to certain affiliates, and the reversal of an antitrust fine.

Selling and Administrative Expense (S&A)
2009 vs. 2008
S&A expense of $943.4 decreased $147.0, or 13%. Underlying costs decreased 8%, primarily due to improved productivity as well as the impact of the global cost reduction plan, lower incentive compensation costs, and lower discretionary spending. This decrease was partially offset by inflation and higher bad debt expense. Favorable currency impacts, primarily the strengthening of the dollar against the Euro and Pound Sterling, decreased S&A by 6%. The acquisition of CryoService Limited in the third quarter of 2008 increased S&A by 1%. S&A as a percent of sales, increased to 11.4% from 10.5%, due principally to the impact of lower energy and raw material cost pass-through on sales.
2008 vs. 2007
S&A expense of $1,090.4 increased 9%, or $90.6. S&A increased 2% from the acquisition of the Polish industrial gas business of BOC Gazy Sp z o.o. (BOC Gazy) in the third quarter of 2007. Currency effects, driven by the weakening of the U.S. dollar against the Euro, increased S&A by 4%. Underlying costs increased S&A by 3%, as productivity gains were more than offset by inflation and higher costs to support growth. S&A as a percent of sales declined to 10.5% from 10.9%.
2010 Outlook
S&A expense for 2010 will reflect higher pension expense and modest cost inflation. These increases should be offset by cost savings arising from the benefits of the global cost reduction plan initiated in 2009 and ongoing productivity initiatives.
Research and Development (R&D)
2009 vs. 2008
R&D expense of $116.3 decreased $14.4, primarily due to the impact of cost reduction actions. R&D increased as a percent of sales to 1.4% from 1.3%.
2008 vs. 2007
R&D expense of $130.7 increased $1.7. R&D decreased as a percent of sales to 1.3% from 1.4%.
2010 Outlook
R&D expense is expected to be moderately higher in 2010.
Global Cost Reduction Plan
2009
The 2009 results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for the global cost reduction plan. In the first quarter of 2009, the Company announced the global cost reduction plan, designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. In the third quarter of 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan. The 2009 charge included $210.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 2,550 positions from the Company’s global workforce. The remainder of this charge, $88.2, was for business exits and asset management actions.
Cost savings of approximately $50 were realized in 2009, and cost savings of approximately $155 are expected for 2010. Beyond 2010, the Company expects annualized savings of approximately $180, of which the majority is related to personnel costs.
2007
The 2007 results from continuing operations included a charge of $13.7 ($8.8 after-tax, or $.04 per share) for a global cost reduction plan. The charge included $6.5 for severance and pension-related costs for the elimination of approximately 125 positions and $7.2 for the write-down of certain investments. As of 30 September 2008, the actions associated with the 2007 charge were complete.
Refer to Note 3 to the Consolidated Financial Statements for additional information on these charges.

2007 Customer Contract Settlement
In 2007, the Company entered into a settlement with a customer to resolve a dispute related to a dinitrotoluene (DNT) supply agreement. As part of the settlement agreement, the DNT supply agreement was terminated, and certain other agreements between the companies were amended. As a result, the Company recognized a before-tax gain of $36.8 ($23.6 after-tax, or $.11 per share).
2009 Customer Bankruptcy and Asset Actions
In 2009, the Company recognized charges totaling $32.1 ($21.0 after-tax, or $.10 per share) related to a customer bankruptcy and asset actions for the closure of certain manufacturing facilities. Refer to Note 21 to the Consolidated Financial Statements for additional information.
Pension Settlement
The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. A settlement loss is recognized when the pension obligation is settled. Based on the timing of when cash payments were made, the Company recognized $10.7, $30.3, and $10.3 of settlement charges in 2009, 2008, and 2007, respectively. Refer to Note 15 to the Consolidated Financial Statements for additional information.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. The detail of other income is presented in Note 21 to the Consolidated Financial Statements.
2009 vs. 2008
Other income of $23.0 decreased by $2.8. Other income declined due to losses from asset sales in the current year and unfavorable foreign exchange. Other income in 2008 included a loss related to fire damage at a production facility. No other items were individually significant in comparison to the prior year.
2008 vs. 2007
Other income of $25.8 decreased by $16.5. Other income in 2008 included a loss of $14.7 related to fire damage at an Electronics production facility in Korea, partially offset by favorable foreign exchange of $8.1. Other income in 2007 included a gain of $23.7 on the sale of assets. No other items were individually significant in comparison to the prior year.
Interest Expense

	2009	2008	2007

Interest incurred	$143.8	$184.1	$175.3
Less: Capitalized interest	21.9	22.1	12.9

Interest Expense	$121.9	$162.0	$162.4

2009 vs. 2008
Interest incurred decreased by $40.3. This decrease was primarily driven by lower average interest rates on variable rate debt. The impact of a stronger dollar on the translation of foreign currency interest was offset by a higher average debt balance. Capitalized interest was comparable to the prior year due to slightly higher project levels offset by lower average interest rates.
2008 vs. 2007
Interest incurred increased by $8.8. The increase resulted from a higher average debt balance, excluding currency effects, and the impact of a weaker U.S. dollar on the translation of foreign currency interest, partially offset by lower average interest rates. Capitalized interest increased by $9.2, primarily due to increased project levels in the Tonnage Gases segment.
2010 Outlook
The Company expects interest incurred to be modestly higher. This increase is expected to result from a higher average debt balance and higher expected average interest rates.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes, less minority interest. Refer to Note 20 to the Consolidated Financial Statements for details on factors affecting the effective tax rate.
2009 vs. 2008
The effective tax rate was 22.5% and 25.1% in 2009 and 2008, respectively. The effective tax rate declined, as tax credits had a higher relative impact due to lower book taxable income.
2008 vs. 2007
The effective tax rate was 25.1% and 22.0% in 2008 and 2007, respectively. A tax benefit associated with foreign operations and other higher credits and adjustments from the Company’s ongoing tax planning process were included in the 2008 effective rate. The 2007 tax rate included the settlement of tax audits and related interest income, combined with the donation of a portion of a cost-based investment. The net impact was a 3.1% higher tax rate in 2008.
2010 Outlook
The Company expects the effective tax rate in 2010 to be approximately 25.5% to 26.0%.
Discontinued Operations
The U.S. Healthcare business, Polymer Emulsions business, and High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 4 to the Consolidated Financial Statements for additional details.
U.S. Healthcare
In July 2008, the Board of Directors authorized management to pursue the sale of the U.S. Healthcare business. In 2008, the Company recorded a total charge of $329.2 ($246.2 after-tax, or $1.12 per share) related to the impairment/write-down of the net carrying value of the U.S. Healthcare business.
In the first half of 2009, based on additional facts, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the business. Also, tax benefits of $25.5, or $.12 per share, were recorded to revise the estimated tax benefit associated with the total impairment charges recorded.
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
During the fourth quarter of 2009, through a series of transactions with Rotech Healthcare, Inc. and with LMI, the Company sold its remaining U.S. Healthcare business for cash proceeds of $12.1. A net after-tax loss of $.7 was recognized. These transactions completed the disposal of the U.S. Healthcare business.
The U.S. Healthcare business generated sales of $125.2, $239.8, and $271.1, and a loss from operations, net of tax, of $3.4, $259.4, and $15.2 in 2009, 2008, and 2007, respectively. The loss from operations in 2008 included an after-tax impairment charge of $237.0.
Polymer Emulsions Business
On 31 January 2008, the Company closed on the sale of its interest in its vinyl acetate ethylene (VAE) polymers joint ventures to Wacker Chemie AG, its long-time joint venture partner. As part of that agreement, the Company received Wacker Chemie AG’s interest in the Elkton, Md. and Piedmont, S.C. production facilities. The Company recognized a gain on the sale of $89.5 ($57.7 after-tax, or $.26 per share).
On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland, Inc. The Company recorded a gain of $30.5 ($18.5 after-tax, or $.08 per share) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.

The Polymer Emulsion business generated sales of $261.4 and $618.6, and income from operations, net of tax, of $11.3 and $38.3 in 2008 and 2007, respectively.
HPPC Business
In 2008, the Company sold its HPPC business to KMG Chemicals, Inc. The Company wrote down the assets of the business to net realizable value as of 30 September 2007, resulting in a loss of $15.3 ($9.3 after-tax, or $.04 per share). The sale closed on 31 December 2007, and an additional loss on the sale was recorded of $.5 ($.3 after-tax) in 2008.
The HPPC business generated sales of $22.9 and $87.2 and income from operations, net of tax, of $.1 and $2.2 in 2008 and 2007, respectively.
Net Income
2009 vs. 2008
Net income was $631.3, compared to $909.7 in 2008. Diluted earnings per share was $2.96 compared to $4.15 in 2008. A summary table of changes in diluted earnings per share is presented on page 18.
2008 vs. 2007
Net income was $909.7, compared to $1,035.6 in 2007. Diluted earnings per share was $4.15, compared to $4.64 in 2007.
Segment Analysis
Merchant Gases

	2009	2008	2007

Sales	$3,610.6	$4,192.7	$3,556.9
Operating income	661.2	789.5	656.4
Equity affiliates’ income	98.3	131.8	97.8

Merchant Gases Sales

	% Change from Prior Year
	2009	2008

Underlying business
Volume	(9)%	4%
Price	4%	4%
Acquisitions/divestitures	—	3%
Currency	(9)%	7%

Total Merchant Gases Sales Change	(14)%	18%

2009 vs. 2008
Merchant Gases Sales
Sales of $3,610.6 decreased by 14%, or $582.1. Sales decreased 9% from unfavorable currency effects, driven primarily by the strengthening of the U.S. dollar against key European and Asian currencies. Underlying sales declined 5%, with volumes down 9% and pricing up 4%. Volumes were weak across manufacturing end markets globally. Price increases implemented early in the year were effective, partially offsetting the decline in volume.
The global recession significantly impacted manufacturing-related demand for Merchant industrial gases in every region. In North America, sales decreased 10%, with volumes down 14%. Higher pricing of 4% partially offset the decline in volumes. In Europe, sales decreased 17%, primarily due to unfavorable currency impacts of 13%. Underlying sales declined 4%, with volumes down 8% and pricing adding 4%. Stronger healthcare volumes partially offset the total volume decline. In Asia, sales declined 13%. Underlying sales were lower by 6%, with volumes declining 8% and pricing adding 2%. Currency unfavorably impacted sales by 7%.

Merchant Gases Operating Income
Operating income of $661.2 decreased 16%, or $128.3. The decline was due to reduced volumes of $234 and unfavorable currency impacts of $74. These declines were partially offset by improved pricing, net of variable costs, of $102 and improved cost performance of $78, primarily due to cost reduction efforts.
Merchant Gases Equity Affiliates’ Income
Merchant Gases equity affiliates’ income of $98.3 decreased 25%, or $33.5. The decline was a result of lower overall volumes and unfavorable currency. Additionally, prior year results included favorable adjustments made to certain affiliates in Asia and the reversal of an antitrust fine.
2008 vs. 2007
Merchant Gases Sales
Sales of $4,192.7 increased 18%, or $635.8. Higher volumes across all regions increased sales by 4%. Volumes increased in North America due to record new signings in 2008 and continued strong demand for liquid oxygen (LOX) and liquid nitrogen (LIN). Volume gains in Europe were primarily due to a higher number of Healthcare patients served. In Asia, volumes were higher in generated gases, liquid argon, and liquid helium.
Higher prices increased sales by 4% as a result of actions taken to recover higher power, distribution, and other manufacturing costs in North America and Europe.
Sales increased by 3% from the full-year impact of the acquisition of BOC Gazy in 2007. In addition, sales increased 7% due to favorable currency impacts, primarily the weakening of the U.S. dollar against the Euro.
Merchant Gases Operating Income
Operating income of $789.5 increased by 20%, or $133.1. Favorable operating income variances resulted from improved pricing of $75, higher volumes of $60, and currency effects of $51. Operating income declined by $49 from higher distribution costs and inflation.
Merchant Gases Equity Affiliates’ Income
Equity affiliates’ income of $131.8 increased 35%, or $34.0, reflecting higher income in all regions. The increases were due to solid underlying growth, increased nitrogen injection volumes in Mexico, and the benefit of adjustments to certain affiliates in Asia and the reversal of an antitrust fine.
Tonnage Gases

	2009	2008	2007

Sales	$2,573.6	$3,574.4	$2,936.7
Operating income	399.6	482.6	426.4

Tonnage Gases Sales

	% Change from Prior Year
	2009	2008

Underlying business
Volume	(5)%	2%
Acquisitions/divestitures	—	1%
Currency	(4)%	3%
Energy and raw material cost pass-through	(19)%	16%

Total Tonnage Gases Sales Change	(28)%	22%

2009 vs. 2008
Tonnage Gases Sales
Sales of $2,573.6 decreased 28%, or $1,000.8. Lower energy and raw material contractual cost pass-through to customers reduced sales by 19%. Volumes were down 5%. While refinery hydrogen volumes were higher, overall volumes declined from reduced demand from steel and chemical customers. Currency unfavorably impacted sales by 4%.

Tonnage Gases Operating Income
Operating income of $399.6 decreased 17%, or $83.0. Underlying business declined $70, primarily from decreased volumes and lower operating efficiencies. Currency unfavorably impacted operating income by $24. Prior year included unfavorable hurricane related impacts of $11.
2008 vs. 2007
Tonnage Gases Sales
Sales of $3,574.4 increased 22%, or $637.7. Higher energy and raw material cost pass-through accounted for 16% of sales growth in 2008. Volume growth in the underlying business increased sales by 4%, primarily due to new plant start-ups in Asia and Canada, offset by a decline of 2% due to the impacts from hurricane-related business interruption. The acquisition of BOC Gazy in the third quarter of 2007 improved sales by 1%. Sales increased 3% from favorable currency effects, primarily the weakening of the U.S. dollar against the Euro.
Tonnage Gases Operating Income
Operating income of $482.6 increased 13%, or $56.2. Operating income increased by $20 from higher volumes, $9 from favorable currency effects, and $30 from lower operating costs. Operating income decreased by $11 as a result of hurricane-related impacts.
Electronics and Performance Materials

	2009	2008	2007

Sales	$1,582.2	$2,209.3	$2,068.7
Operating income	101.6	245.9	229.2

Electronics and Performance Materials Sales

	% Change from Prior Year
	2009	2008

Underlying business
Volume	(25)%	5%
Price	(2)%	—
Acquisition/divestiture	1%	—
Currency	(2)%	2%

Total Electronics and Performance Materials Sales Change	(28)%	7%

2009 vs. 2008
Electronics and Performance Materials Sales
Sales of $1,582.2 declined 28%, or $627.1, as volumes declined 25%. Sales volumes declined significantly in the first half of 2009 and recovered sequentially in the second half. In Electronics, sales were down 35%, reflecting a significant global downturn in semiconductor and flat panel capacity utilization and capital investment. In Performance Materials, sales were down 19% due to weaker demand across all end markets, partially offset by improved pricing.
Electronics and Performance Materials Operating Income
Operating income of $101.6 declined by 59%, or $144.3. Operating income declined from lower volumes of $202 as well as unfavorable pricing of $37. Lower pricing in Electronics was partially offset by higher pricing in Performance Materials. Favorable cost performance added $82, primarily due to cost reduction efforts. Results in 2008 included $15 of unfavorable impacts associated with a fire at a production facility.
2008 vs. 2007
Electronics and Performance Materials Sales
Sales of $2,209.3 increased 7%, or $140.6. Underlying base business growth increased sales by 5%. In Electronics, higher volumes in specialty materials and tonnage gases were partially offset by lower equipment sales and softer volumes due to product rationalization. Higher volumes across Asia and in some key market segments in North America increased sales in Performance Materials. Pricing was flat, as improvements in Performance Materials were offset by lower pricing in electronic specialty materials. Favorable currency effects, primarily the weakening of the U.S. dollar against key European and Asian currencies, improved sales by 2%.

Electronics and Performance Materials Operating Income
Operating income of $245.9 increased 7%, or $16.7. Operating income increased $48 from higher volumes, $19 from lower operating costs, and $18 from favorable currency effects, partially offset by property damage of $15 caused by a fire at an Electronics production facility in Korea. Operating income also declined by $51 from lower electronic specialty materials pricing, net of variable costs.
Equipment and Energy

	2009	2008	2007

Sales	$489.8	$438.1	$585.9
Operating income	42.2	38.9	76.8

2009 vs. 2008
Sales of $489.8 increased by 12%, or $51.7, due to higher air separation unit (ASU) activity. Operating income improved $3.3 from favorable cost performance and higher ASU sales, partially offset by lower liquefied natural gas (LNG) heat exchanger activity and unfavorable currency.
The sales backlog for the Equipment business at 30 September 2009 was $239, compared to $399 at 30 September 2008. It is expected that approximately $203 of the backlog will be completed during 2010.
2008 vs. 2007
Sales of $438.1 decreased by 25%, or $147.8, primarily from lower LNG activity and a one-time energy-related equipment sale that occurred in 2007. Operating income of $38.9 decreased by $37.9, primarily from lower LNG heat exchanger activity.
The sales backlog for the Equipment business at 30 September 2008 was $399, compared to $258 at 30 September 2007.
Other
Other operating income (loss) includes expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.

	2009	2008	2007

Operating (loss)	$(17.3)	$(30.8)	$(26.0)

2009 vs. 2008
Operating loss of $17.3 decreased by $13.5. The decrease is primarily due to favorable LIFO inventory adjustments versus the prior year. Unfavorable currency partially offset this decline. No other items were individually significant in comparison to the prior year.
2008 vs. 2007
Operating loss of $30.8 increased by $4.8. No items were individually significant in comparison to the prior year.

PENSION BENEFITS
The Company and certain of its subsidiaries sponsor defined benefit pension plans that cover a substantial portion of its worldwide employees. The principal defined benefit pension plans—the U.S. Salaried Pension Plan and the U.K. Pension Plan—were closed to new participants in 2005 and were replaced with defined contribution plans. The move to defined contribution plans has not had a material impact on retirement program cost levels or funding. Over the long run, however, the new defined contribution plans are expected to reduce volatility of both expense and contributions.
For 2009, the fair market value of pension plan assets for the Company’s defined benefit plans as of the measurement date increased to $2,251.0 from $2,218.2 in 2008. The projected benefit obligation for these plans as of the measurement date was $3,386.0 and $2,731.7 in 2009 and 2008, respectively. The increase in the obligation was due principally to a decrease in the weighted average discount rate used to measure future benefit obligations to 5.6% from 7.1%. Refer to Note 15 to the Consolidated Financial Statements for comprehensive and detailed disclosures on the Company’s postretirement benefits.
Pension Expense

	2009	2008	2007

Pension expense	$110.0	$127.0	$138.5
Special terminations, settlements, and curtailments (included above)	43.8	31.5	12.3
Weighted average discount rate	7.1%	6.1%	5.7%
Weighted average expected rate of return on plan assets	8.3%	8.8%	8.8%
Weighted average expected rate of compensation increase	4.3%	4.2%	4.1%

2009 vs. 2008
The decrease in pension expense was primarily attributable to the 100 basis point increase in the weighted average discount rate. Expense in 2009 included $43.8 of special termination, settlement, and curtailment charges, of which $32.3 was related to the global cost reduction plan.
2008 vs. 2007
The decrease in pension expense was primarily attributable to the 40 basis point increase in the weighted average discount rate. Expense included $31.5 in 2008 and $12.3 in 2007 for special termination, settlement, and curtailment charges.
2010 Outlook
Pension expense is estimated to be approximately $125 in 2010, an increase of $15. Expense in 2009 included $43.8 of special termination, settlement, and curtailment charges. In 2010, pension expense will include approximately $64 for amortization of actuarial losses versus $17 in 2009. Actuarial losses of $739.2 were incurred in 2009, resulting primarily from a lower discount rate used to determine the 2010 expense and actual asset returns below expected returns. Actuarial gains/losses, in excess of certain thresholds, are amortized into pension expense over the average remaining service lives of the employees to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets, different from expected returns, would impact the actuarial gains/losses and resulting amortization in years beyond 2010.
Pension Funding
Pension funding includes both contributions to funded plans and benefit payments under unfunded plans. With respect to funded plans, the Company’s funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, the Company makes contributions to satisfy all legal funding requirements while managing its capacity to benefit from tax deductions attributable to plan contributions. The Company analyzes the liabilities and demographics of each plan, which help guide the level of contributions. During 2009 and 2008, the Company’s cash contributions to funded plans and benefit payments under unfunded plans were $184.8 and $234.0, respectively. The majority of the cash contributions were voluntary.
Cash contributions and benefit payments for defined benefit plans are estimated to be approximately $360 in 2010. Of this amount, $200 has been contributed in October 2009. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. Refer to the Contractual Obligations discussion on page 33 for a projection of future contributions.

ENVIRONMENTAL MATTERS
The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. From time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. The Company’s accounting policy for environmental expenditures is discussed in Note 1 to the Consolidated Financial Statements, and environmental loss contingencies are discussed in Note 16 to the Consolidated Financial Statements.
The amounts charged to income from continuing operations on an after-tax basis related to environmental matters totaled $32.6, $31.0, and $25.1 in 2009, 2008, and 2007, respectively. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts.
Although precise amounts are difficult to determine, the Company estimates that in 2009, it spent approximately $6 on capital projects to control pollution versus $7 in 2008. Capital expenditures to control pollution in future years are estimated to be approximately $7 in both 2010 and 2011.
The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $95 to a reasonably possible upper exposure of $109. The balance sheet at 30 September 2009 and 2008 included an accrual of $95.0 and $82.9, respectively. The accrual for the environmental obligations relating to the Pace, Florida; Piedmont, South Carolina; and the Paulsboro, New Jersey facilities is included in these amounts. Refer to Note 16 to the Consolidated Financial Statements for further details on these facilities.
Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse impact on its financial position or results of operations in any one year.
Some of the Company’s operations are within jurisdictions that have, or are developing, regulations governing emissions of greenhouse gases (GHGs). These include existing and expanding coverage under the European Union Emissions Trading Scheme; mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in California and Ontario. In the U.S., regional initiatives have been implemented that will regulate GHG emissions from fossil fuel-driven power plants, and some federal legislative proposals also focus on such power plants. As a large consumer of electric power, the Company could be impacted by increased costs that may arise from such regulatory controls. In addition, federal legislation has been introduced in the U.S. that would regulate greenhouse gas emissions from the Company’s hydrogen facilities and other operations, such as production of fluorinated gases manufactured by the Company. Increased public awareness and concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHGs.
The Company may incur costs related to GHG emissions from its hydrogen facilities and other operations such as fluorinated gases production. The Company believes it will be able to mitigate some of the potential costs through its contractual terms, but the lack of definitive legislation or regulatory requirements prevents accurate prediction of the long-term impact on the Company. Any legislation that limits or taxes GHG emissions from Company facilities could impact the Company’s growth by increasing its operating costs or reducing demand for certain of its products.
Regulation of GHGs may also produce new opportunities for the Company. The Company continues to develop technologies to help its facilities and its customers lower energy consumption, improve efficiency, and lower emissions. The Company is also developing a portfolio of technologies that capture carbon dioxide from power and chemical plants before it reaches the atmosphere, enable cleaner transportation fuels, and facilitate alternate fuel source development. In addition, the potential demand for clean coal and the Company’s carbon capture solutions could increase demand for oxygen, one of the Company’s main products, and the Company’s proprietary technology for delivering low-cost oxygen.

LIQUIDITY AND CAPITAL RESOURCES
The Company maintained a solid financial position throughout 2009. Cash flow from operations, supplemented with proceeds from borrowings, provided funding for the Company’s capital spending and dividend payments. The Company continues to maintain debt ratings of A/A2 (long-term) and A-1/P-1 (short-term), by Standard & Poor’s/Moody’s and retained consistent access to commercial paper markets throughout the year.
The Company’s cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	2009	2008	2007

Cash provided by (used for):
Operating activities	$1,322.9	$1,679.6	$1,499.9
Investing activities	(1,040.4)	(919.8)	(1,483.1)
Financing activities	101.5	(698.5)	(14.9)

Operating Activities
2009 vs. 2008
Net cash provided by operating activities decreased $356.7, or 21%. The decrease resulted from the reduction in net income of $278.4 combined with the unfavorable impact of noncash adjustments to income of $170.7, partially offset by favorable changes in working capital of $92.4. Noncash adjustments include depreciation and amortization, impairment charges, and share-based compensation cost. These adjustments also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings. Net income in 2009 included noncash impairment charges of $118.7 related to the global cost reduction plan and the discontinued U.S. Healthcare business. In 2008, U.S. Healthcare noncash impairment charges totaling $314.8 were partially offset by gains of $105.9 on the sale of discontinued operations. Proceeds from the sale of assets and businesses are reflected as an investing activity.
Changes in working capital decreased cash used (positive cash flow variance) by $92.4 and included:
•	A $256.4 positive cash flow variance due to lower trade receivables as a result of lower sales.

•	A $108.7 positive cash flow variance from other receivables due primarily to the recognition of a deferred tax asset in 2008 related to the U.S. Healthcare impairment charge. The recognition of this asset represented a use of cash in 2008.

•	A $319.0 negative cash flow variance due to a higher use of cash for payables and accrued liabilities. This variance was due to a lower level of activity and the timing of payments.
2008 vs. 2007
Net cash provided by operating activities increased $179.7, or 12%. The increase resulted principally from a decrease in the use of cash for working capital of $218.1. The decline in net income of $125.9 was offset by the favorable impact of noncash adjustments to income of $87.5. Net income in 2008 included a noncash impairment charge of $314.8 related to the U.S. Healthcare business. Net income in 2008 also included a gain of $105.9 related to the sale of discontinued operations, and adjustments to income included an increase in noncurrent capital lease receivables of $121.8.
Changes in working capital decreased cash used (positive cash flow variance) by $218.1 and included:
•	A $255.7 positive cash flow variance for payables and accrued liabilities due mainly to an increase in customer advances related to equipment sales, lower pension plan contributions, and the timing of payments.

•	A $156.5 positive cash flow variance due to a reduction in contracts in progress resulting from lower equipment activity.

•	A $97.2 negative cash flow variance from higher trade receivables due primarily to higher sales, offset partially by increased collections.

•	A $77.5 negative cash flow variance from other receivables resulting from the recognition of a deferred tax asset related to the U.S. Healthcare impairment charge.

Investing Activities
2009 vs. 2008
Cash used for investing increased $120.6, primarily from lower proceeds from the sale of discontinued operations of $372.0, partially offset by changes in restricted cash of $270.6.
•	During 2009, the Company completed the sale of its U.S. Healthcare business, which generated proceeds of $51.0. Prior year proceeds of $423.0 included the sales of the Polymer Emulsions and HPPC businesses.

•	Decreases in the restricted cash balances, caused by project spending exceeding new bond proceeds, resulted in a source of cash of $87.0 in 2009. Prior year activity resulted in a use of cash of $183.6. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet.
2008 vs. 2007
Cash used for investing decreased $563.3, principally from lower acquisitions of $467.1 and proceeds from the sale of discontinued operations of $423.0, partially offset by changes in restricted cash of $183.6. Additionally, the proceeds from asset sales declined $77.6.
•	In 2007, the Company acquired BOC Gazy from The Linde Group for €380 million, or $518.4.

•	During 2008, the Company sold its Polymer Emulsions and HPPC businesses.

•	Additions to restricted cash, from the proceeds of bonds held in escrow, resulted in a use of cash of $183.6.
Capital Expenditures
Capital expenditures are detailed in the following table:

	2009	2008	2007

Additions to plant and equipment	$1,179.1	$1,085.1	$1,013.2
Acquisitions, less cash acquired	32.7	72.0	539.1
Investments in and advances to unconsolidated affiliates	24.5	2.2	.2

Capital expenditures on a GAAP basis	$1,236.3	$1,159.3	$1,552.5
Capital lease expenditures (A)	238.6	195.7	82.8

Capital expenditures on a non-GAAP basis	$1,474.9	$1,355.0	$1,635.3

(A)	The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage the Company’s expenditures.
Capital expenditures on a GAAP basis in 2009 totaled $1,236.3, compared to $1,159.3 in 2008. Additions to plant and equipment in 2009 increased by $94.0 compared to 2008. Additions to plant and equipment were largely in support of the Merchant Gases and Tonnage Gases businesses during both 2009 and 2008. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.
Capital expenditures on a non-GAAP basis in 2009 totaled $1,474.9, compared to $1,355.0 in 2008. Capital lease expenditures of $238.6 increased by $42.9, reflecting increased expenditures primarily in North America Tonnage Gases. In 2008, capital lease expenditures of $195.7 increased $112.9 from 2007, reflecting higher project spending, primarily in Europe and Asia.
2010 Outlook
Capital expenditures for new plant and equipment in 2010 on a GAAP basis are expected to be between $1,000 and $1,200, and on a non-GAAP basis are expected to be between $1,300 and $1,500. The majority of spending is expected in the Tonnage Gases segment, with approximately $1,000 associated with new plants. It is anticipated that capital expenditures will be funded principally with cash from continuing operations. In addition, the Company intends to continue to evaluate acquisition opportunities and investments in equity affiliates.

Financing Activities
2009 vs. 2008
Cash provided by financing activities increased $800.0, primarily as a result of share repurchases of $793.4 in 2008. In 2009, the Company did not purchase any of its outstanding shares.
2008 vs. 2007
Cash used for financing activities increased $683.6, primarily due to:
•	A net decrease in borrowings of $299.5. Company borrowings (short- and long-term proceeds, net of repayments) totaled $305.5 as compared to $605.0.

•	An increase in cash used for the purchase of treasury stock of $218.2.

•	Lower proceeds of $115.4 from stock option exercises.
Financing and Capital Structure
Capital needs in 2009 were satisfied primarily with cash from operations. At the end of 2009, total debt outstanding was $4.5 billion compared to $4.0 billion, and cash and cash items were $.5 billion compared to $.1 billion. Total debt at 30 September 2009 and 2008, expressed as a percentage of the sum of total debt, shareholders’ equity, and minority interest, was 47.7% and 43.4%, respectively.
Long-term debt proceeds of $610.5 included $400.0 from the issuance of a fixed-rate 4.375% 10-year senior note and $158.8 from Industrial Revenue Bonds. Refer to Note 14 to the Consolidated Financial Statements for additional information.
In September 2008, the Company increased the size of its multicurrency committed revolving credit facility, maturing May 2011, from $1,200 to $1,450. Fifteen major global banks provide commitments under this facility, and the Company is confident that funding would be available from these banks if it were necessary to draw on the facility. As of 30 September 2009, no borrowings were outstanding under this facility. Additional commitments of $396.6 are maintained by the Company’s foreign subsidiaries, of which $294.8 was borrowed and outstanding at 30 September 2009. There was no commercial paper outstanding at 30 September 2009.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s outstanding common stock. During 2009, the Company did not purchase any shares under this authorization. At 30 September 2009, $649.2 in share repurchase authorization remained.
2010 Outlook
The Company projects a limited need to access the long-term debt markets in 2010 due to its projected operating cash flows and its available cash balance at the end of 2009. The Company expects that it will continue to be able to access the commercial paper and other short-term debt markets.
Dividends
On 19 March 2009, the Board of Directors increased the quarterly cash dividend from $.44 per share to $.45 per share. Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter.

CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes these obligations of the Company as of 30 September 2009:

	Payments Due By Period
	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt obligations
Debt maturities	$4,159	$452	$193	$455	$310	$469	$2,280
Contractual interest	765	128	122	108	88	69	250
Capital leases	11	3	2	1	1	1	3
Operating leases	227	58	45	32	26	22	44
Pension obligations	1,144	360	145	75	80	150	334
Unconditional purchase obligations	1,785	611	120	112	115	120	707

Total Contractual Obligations	$8,091	$1,612	$627	$783	$620	$831	$3,618

Long-Term Debt Obligations
The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 14 to the Consolidated Financial Statements for additional information on long-term debt.
Contractual interest is the interest the Company is contracted to pay on the long-term debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current interest rates would slightly decrease contractual interest. The Company had $1,413 of long-term debt subject to variable interest rates at 30 September 2009, excluding fixed-rate debt that has been swapped to variable-rate debt. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at 30 September 2009. Variable interest rates are primarily determined by interbank offer rates and by U.S. short-term tax-exempt interest rates.
Leases
Refer to Note 11 to the Consolidated Financial Statements for additional information on capital and operating leases.
Pension Obligations
The amounts in the table above represent the current estimated cash payments to be made by the Company that in total equal the recognized pension liabilities. Refer to Note 15 to the Consolidated Financial Statements. These payments are based upon the current valuation assumptions and regulatory environment.
The total accrued liability for pension benefits is impacted by interest rates, plan demographics, actual return on plan assets, continuation or modification of benefits, and other factors. Such factors can significantly impact the amount of the liability and related contributions.
Unconditional Purchase Obligations
Most of the Company’s long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, the Company does not believe these purchase obligations would have a material effect on its financial condition or results of operations.
The above unconditional purchase obligations include other product supply commitments and also electric power and natural gas supply purchase obligations. In addition, purchase commitments to spend approximately $369 for additional plant and equipment are included in the unconditional purchase obligations in 2010.
The Company also purchases materials, energy, capital equipment, supplies, and services as part of the ordinary course of business under arrangements that are not unconditional purchase obligations. The majority of such purchases are for raw materials and energy, which are obtained under requirements-type contracts at market prices. In total, purchases by the Company approximate $6.4 billion annually, including the unconditional purchase obligations in the table above.

Income Tax Liabilities
Noncurrent deferred income tax liabilities as of 30 September 2009 were $357.9. Refer to Note 20 to the Consolidated Financial Statements. Tax liabilities related to uncertain tax positions as of 30 September 2009 were $194.9. These tax liabilities were not included in the Contractual Obligations table, as it is impractical to determine a cash impact by year.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain guarantee agreements as discussed in Note 16 to the Consolidated Financial Statements. The Company is not a primary beneficiary in any material variable interest entity. The Company does not have any derivative instruments indexed to its own stock. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
The Company’s principal related parties are equity affiliates operating primarily in the industrial gas business. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is the Company’s policy to minimize its cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.
The Company mitigates adverse energy price impacts through its cost pass-through contracts with customers, as well as price increases. The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks.
The Company addresses these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and the major accounting policies, see Notes 1 and 12 to the Consolidated Financial Statements.
The Company’s derivative and other financial instruments consist of long-term debt (including current portion), interest rate swaps, cross currency interest rate swaps, foreign exchange-forward contracts, foreign exchange-option contracts, and commodity swaps. The net market value of these financial instruments combined is referred to below as the net financial instrument position. The net financial instrument position does not include other investments of $19.4 at 30 September 2009 and $15.6 at
30 September 2008 as disclosed in Note 13 to the Consolidated Financial Statements.
At 30 September 2009 and 2008, the net financial instrument position was a liability of $4,510 and $3,629, respectively. The increase in the net financial instrument position was due primarily to the issuance of new long-term debt and the impact of lower interest rates on the market value of long-term debt.
The analysis below presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company’s view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk and foreign currency risk are calculated by the Company using a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on market conditions (interest rates, spot and forward exchange rates, and implied volatilities) as of the valuation date.

Interest Rate Risk
The Company’s debt portfolio, including swap agreements, as of 30 September 2009 primarily comprised debt denominated in Euros (49%) and U.S. dollars (37%), including the effect of currency swaps. This debt portfolio is composed of 55% fixed-rate debt and 45% variable-rate debt. Changes in interest rates have different impacts on the fixed- and variable-rate portions of the Company’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates from the level at 30 September 2009, with all other variables held constant. A 100 basis point increase or decrease in market interest rates would result in a decrease or increase, respectively, of $92 in the net liability position of financial instruments at 30 September 2009.
Based on the variable-rate debt included in the Company’s debt portfolio, including the interest rate swap agreements, as of 30 September 2009, a 100 basis point increase or decline in interest rates would result in an additional $20 of interest incurred or lower interest incurred by $20, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2009, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $369 in the net liability position of financial instruments.
The primary currencies for which the Company has exchange rate exposure are the U.S. dollar versus the Euro and the U.S. dollar versus the Pound Sterling. Foreign currency debt, cross currency interest rate swaps, and foreign exchange-forward contracts are used in countries where the Company does business, thereby reducing its net asset exposure. Foreign exchange-forward contracts are also used to hedge the Company’s firm and highly anticipated foreign currency cash flows, along with foreign exchange-option contracts. Thus, there is either an asset/liability or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal (or more favorable in the case of purchased foreign exchange-option contracts) to the impact on the instruments in the analysis.
Commodity Price Risk
The sensitivity analysis assumes an instantaneous 50% change in the price of natural gas and oil-based feedstocks, at 30 September 2009, with all other variables held constant. The impact of a 50% change in these prices would not have a significant impact on the net liability position of financial instruments at 30 September 2009.
INFLATION
The financial statements are presented in accordance with U.S. generally accepted accounting principles and do not fully reflect the impact of prior years’ inflation. While the U.S. inflation rate has been modest for several years, the Company operates in many countries with both inflation and currency issues. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing the Company’s plant and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Note 1 to the Consolidated Financial Statements describes the Company’s major accounting policies. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The Company’s management has reviewed these critical accounting policies and estimates and related disclosures with its audit committee.

Depreciable Lives of Plant and Equipment
Net plant and equipment at 30 September 2009 totaled $6,859.6, and depreciation expense totaled $815.9 during 2009. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.
Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location.
The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, changes in technology, changes in the estimated future demand for products, or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In these cases, the Company would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.
The Company has numerous long-term customer supply contracts, particularly in the gases on-site business within the Tonnage Gases segment. These contracts principally have initial contract terms of 15 to 20 years. There are also long-term customer supply contracts associated with the tonnage gases business within the Electronics and Performance Materials segment. These contracts principally have initial terms of 10 to 15 years. Depreciable lives of the production assets related to long-term contracts are matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the remaining net book value of the production assets is adjusted to match the new contract term.
The depreciable lives of production facilities within the Merchant Gases segment are principally 15 years. Customer contracts associated with products produced at these types of facilities typically have a much shorter term. The depreciable lives of production facilities within the Electronics and Performance Materials segment, where there is not an associated long-term supply agreement, range from 10 to 15 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc. Management monitors its assumptions and may potentially need to adjust depreciable life as circumstances change.
A change in the depreciable life by one year for production facilities within the Merchant Gases and Electronics and Performance Materials segments for which there is not an associated long-term customer supply agreement would impact annual depreciation expense as summarized below:

	Decrease Life	Increase Life
	By 1 Year	By 1 Year

Merchant Gases	$20	$(16)
Electronics and Performance Materials	$15	$(13)

Impairment of Long-Lived Assets
Plant and Equipment
Net plant and equipment at 30 September 2009 totaled $6,859.6. Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets.
If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include industry and market conditions, sales volume and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.
Goodwill
The purchase method of accounting for business combinations currently requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity. Goodwill, including goodwill associated with equity affiliates of $56.1, was $972.1 as of 30 September 2009. The majority of the Company’s goodwill is assigned to reporting units within the Merchant Gases and Electronics and Performance Materials segments. Disclosures related to goodwill are included in Note 9 to the Consolidated Financial Statements.
The Company performs an impairment test annually in the fourth quarter of the fiscal year. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicated that potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value, including assigned goodwill. The Company has designated its reporting units for goodwill impairment testing as one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. Currently, the Company has four business segments and fifteen reporting units. Reporting units are primarily based on products and geographic locations within each business segment.
In the fourth quarter of 2009, the Company conducted the required annual test of goodwill for impairment. There were no indications of impairment.
The Company primarily uses an income approach valuation model, representing the present value of future cash flows, to determine fair value of a reporting unit. The Company’s valuation model uses a five-year growth period for the business and an estimated exit trading multiple. Management has determined the income approach valuation model represents the most appropriate valuation methodology due to the capital intensive nature of the business, long-term contractual nature of the business, relatively consistent cash flows generated by the Company’s reporting units, and limited comparables within the industry. The principal assumptions utilized in the Company’s income approach valuation model include revenue growth rate, operating profit margins, discount rate, and exit multiple. Revenue growth rate and operating profit assumptions are consistent with those utilized in the Company’s operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which includes factors such as the risk free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions. Also, the expected cash flows consider the customer attrition rate assumption, which is based on historical experience and current and future expected market conditions. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.
Intangible Assets
Intangible assets at 30 September 2009 totaled $262.6 and consisted primarily of customer relationships that were acquired as part of business combinations. The Company has no acquired intangible assets with indefinite lives. Intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.
Equity Investments
Investments in and advances to equity affiliates totaled $868.1 at 30 September 2009. The majority of the Company’s investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 7 to the Consolidated Financial Statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss would be recognized. Management’s estimate of fair value of an investment is based on estimated discounted future cash flows expected to be generated by the investee. Changes in key assumptions about the financial condition of an investee or actual conditions that differ from estimates could result in an impairment charge.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At 30 September 2009, accrued income taxes and deferred tax liabilities amounted to $42.9 and $357.9, respectively. Tax liabilities related to uncertain tax positions as of 30 September 2009 were $194.9. Current and noncurrent deferred tax assets equaled $278.1 at 30 September 2009. Income tax expense was $185.3 for the year ended 30 September 2009. Management judgment is required in determining income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.
Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.
Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when there are not sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.
A 1% point increase/decrease in the Company’s effective tax rate would have decreased/increased net income by approximately $8.
Pension Benefits
The amounts recognized in the consolidated financial statements for pension benefits under the defined benefit plans are determined on an actuarial basis utilizing numerous assumptions. The discussion that follows provides information on the significant assumptions and expense associated with the defined benefit plans.
Actuarial models are used in calculating the pension expense and liability related to the various defined benefit plans. These models have an underlying assumption that the employees render service over their service lives on a relatively consistent basis; therefore, the expense of benefits earned should follow a similar pattern.
Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. The Company determines assumptions about the discount rate, the expected rate of return on plan assets, and the rate of compensation increase. Note 15 to the Consolidated Financial Statements includes disclosure of these rates on a weighted average basis for both the domestic and international plans. The actuarial models also use assumptions on demographic factors such as retirement age, mortality, and turnover rates. The Company believes the actuarial assumptions are reasonable. However, actual results could vary materially from these actuarial assumptions due to economic events and different rates of retirement, mortality, and turnover.
One of the critical assumptions used in the actuarial models is the discount rate. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected duration of the benefit obligations on the annual measurement date for each of the various plans. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. For the U.S. Plans, the timing and amount of expected benefit cash flows are matched with an interest rate curve applicable to the returns of high quality corporate bonds over the expected benefit payment period to determine an overall effective discount rate. In making this determination, the Company considers the yields on the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve, the general movement of interest rates, and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 basis point increase/decrease in the discount rate decreases/increases pension expense by approximately $20 per year.
The expected rate of return on plan assets represents the average rate of return to be earned by plan assets over the period that the benefits included in the benefit obligation are to be paid. The expected return on plan assets assumption is based on an estimated weighted average of long-term returns of major asset classes. In determining asset class returns, the Company takes into account long-term returns of major asset classes, historical performance of plan assets, and related value-added of active management, as well as the current interest rate environment. Asset allocation is determined by an asset/ liability study that takes into account plan demographics, asset returns, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 basis point increase/decrease in the estimated rate of return on plan assets decreases/increases pension expense by approximately $12 per year.
The Company uses a market-related valuation method for recognizing investment gains or losses. Investment gains or losses are the difference between the expected and actual return based on the market-related value of assets. This method recognizes investment gains or losses over a five-year period from the year in which they occur, which reduces year-to-year volatility. Expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets over the five-year period.
The expected rate of compensation increase is another key assumption. The Company determines this rate based on review of the underlying long-term salary increase trend characteristic of labor markets and historical experience, as well as comparison to peer companies. A 50 basis point increase/decrease in the expected rate of compensation increases/decreases pension expense by approximately $12 per year.
Loss Contingencies
In the normal course of business the Company encounters contingencies, i.e., situations involving varying degrees of uncertainty as to the outcome and effect on the Company. The Company accrues a liability for loss contingencies when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.
Contingencies include those associated with litigation and environmental matters for which the Company’s accounting policy is discussed in Note 1 to the Consolidated Financial Statements, and particulars are provided in Note 16 to the Consolidated Financial Statements. Significant judgment is required in both determining probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, the Company reassesses probability and estimates of loss contingencies. Revisions in the estimates associated with loss contingencies could have a significant impact on the Company’s results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, or the Company’s proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on the Company’s net income in the period in which it is recorded.
NEW ACCOUNTING GUIDANCE
See Note 2 to the Consolidated Financial Statements for information concerning the Company’s implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, longer than anticipated delay in global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; inability to collect receivables from or recovery of payments made by customers in bankruptcy proceedings; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; costs associated with future restructuring actions which are not currently planned or anticipated; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; and the timing and rate at which tax credits can be utilized. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT‘S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Air Products’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting, which is defined in the following sentences, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of our internal control over financial reporting may vary over time. Our processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Management has evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2009, the Company’s internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued their opinion on the Company’s internal control over financial reporting as of 30 September 2009 as stated in their report which appears herein.

/s/ John E. McGlade	/s/ Paul E. Huck
John E. McGlade	Paul E. Huck
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
25 November 2009	25 November 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Air Products and Chemicals, Inc.:
We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and Subsidiaries (the Company) as of 30 September 2009 and 2008, and the related consolidated income statements and consolidated statements of shareholders’ equity and cash flows for each of the years in the three-year period ended 30 September 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule referred to in item 15(a)(2) in this Form 10-K. We also have audited the Company’s internal control over financial reporting as of 30 September 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Products and Chemicals, Inc. and Subsidiaries as of 30 September 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended 30 September 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Air Products and Chemicals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of 30 September 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective 1 October 2007 (incorporated into Accounting Standards Codification (ASC) Topic 740, “Income Taxes”) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of 30 September 2007 (incorporated into ASC Topic 715, “Compensation—Retirement Plans”).

/s/ KPMG LLP
Philadelphia, Pennsylvania
25 November 2009

The Consolidated Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

Year ended 30 September (Millions of dollars, except for share data)	2009	2008	2007

Sales	$8,256.2	$10,414.5	$9,148.2

Cost of sales	6,042.1	7,693.1	6,698.9
Selling and administrative	943.4	1,090.4	999.8
Research and development	116.3	130.7	129.0
Global cost reduction plan	298.2	—	13.7
Customer contract settlement	—	—	(36.8)
Customer bankruptcy	22.2	—	—
Pension settlement	10.7	30.3	10.3
Other income, net	23.0	25.8	42.3

Operating Income	846.3	1,495.8	1,375.6
Equity affiliates’ income	112.2	145.0	114.4
Interest expense	121.9	162.0	162.4

Income from Continuing Operations before Taxes and Minority Interest	836.6	1,478.8	1,327.6
Income tax provision	185.3	365.3	287.2
Minority interest in earnings of subsidiary companies	11.4	23.0	20.8

Income from Continuing Operations	639.9	1,090.5	1,019.6
Income (Loss) from Discontinued Operations, net of tax	(8.6)	(180.8)	16.0

Net Income	$631.3	$909.7	$1,035.6

Weighted Average of Common Shares Outstanding (in millions)	209.9	212.2	216.2
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	213.5	219.2	223.2

Basic Earnings per Common Share
Income from continuing operations	$3.05	$5.14	$4.72
Income (loss) from discontinued operations	(.04)	(.85)	.07

Net Income	$3.01	$4.29	$4.79

Diluted Earnings per Common Share
Income from continuing operations	$3.00	$4.97	$4.57
Income (loss) from discontinued operations	(.04)	(.82)	.07

Net Income	$2.96	$4.15	$4.64

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

30 September (Millions of dollars, except for share data)	2009	2008

Assets

Current Assets
Cash and cash items	$488.2	$103.5
Trade receivables, less allowances for doubtful accounts of $65.0 in 2009 and $36.1 in 2008	1,363.2	1,575.2
Inventories	509.6	503.7
Contracts in progress, less progress billings	132.3	152.0
Prepaid expenses	99.7	107.7
Other receivables and current assets	399.8	349.4
Current assets of discontinued operations	5.0	56.6

Total Current Assets	2,997.8	2,848.1

Investment in Net Assets of and Advances to Equity Affiliates	868.1	822.6
Plant and Equipment, at cost	15,751.3	14,988.6
Less: Accumulated depreciation	8,891.7	8,373.8

Plant and Equipment, net	6,859.6	6,614.8

Goodwill	916.0	928.1
Intangible Assets, net	262.6	289.6
Noncurrent Capital Lease Receivables	687.0	505.3
Other Noncurrent Assets	438.0	504.1
Noncurrent Assets of Discontinued Operations	—	58.7

Total Noncurrent Assets	10,031.3	9,723.2

Total Assets	$13,029.1	$12,571.3

Liabilities and Shareholders’ Equity

Current Liabilities
Payables and accrued liabilities	$1,660.4	$1,665.6
Accrued income taxes	42.9	87.0
Short-term borrowings	333.8	419.3
Current portion of long-term debt	452.1	32.1
Current liabilities of discontinued operations	14.4	8.0

Total Current Liabilities	2,503.6	2,212.0

Long-Term Debt	3,715.6	3,515.4
Deferred Income and Other Noncurrent Liabilities	1,522.0	1,049.2
Deferred Income Taxes	357.9	626.6
Noncurrent Liabilities of Discontinued Operations	—	1.2

Total Noncurrent Liabilities	5,595.5	5,192.4

Total Liabilities	8,099.1	7,404.4

Minority Interest in Subsidiary Companies	138.1	136.2
Commitments and Contingencies—See Note 16
Shareholders’ Equity
Common stock (par value $1 per share; issued 2009 and 2008—249,455,584 shares)	249.4	249.4
Capital in excess of par value	822.9	811.7
Retained earnings	7,234.6	6,990.2
Accumulated other comprehensive income (loss)	(1,161.8)	(549.3)
Treasury stock, at cost (2009—38,195,320 shares; 2008—40,120,957 shares)	(2,353.2)	(2,471.3)

Total Shareholders’ Equity	4,791.9	5,030.7

Total Liabilities and Shareholders’ Equity	$13,029.1	$12,571.3

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended 30 September (Millions of dollars)	2009	2008	2007

Operating Activities
Net income	$631.3	$909.7	$1,035.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	840.3	869.0	789.8
Impairment of assets of continuing operations	69.2	—	—
Impairment of assets of discontinued operations	49.5	314.8	—
(Gain) loss on sale of discontinued operations	(2.1)	(105.9)	15.3
Deferred income taxes	(52.3)	36.9	13.7
Customer bankruptcy	22.2	—	—
Undistributed earnings of unconsolidated affiliates	(58.0)	(77.8)	(59.5)
Loss (gain) on sale of assets and investments	3.6	.3	(27.6)
Share-based compensation	60.4	61.4	70.9
Noncurrent capital lease receivables	(186.7)	(192.6)	(70.8)
Other adjustments	(7.8)	2.9	89.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	159.0	(97.4)	(.2)
Inventories	(17.7)	(34.9)	(6.0)
Contracts in progress	12.5	95.2	(61.3)
Other receivables	(11.9)	(120.6)	(43.1)
Payables and accrued liabilities	(282.8)	36.2	(219.5)
Other working capital	94.2	(17.6)	(27.1)

Cash Provided by Operating Activities	1,322.9	1,679.6	1,499.9

Investing Activities
Additions to plant and equipment	(1,179.1)	(1,085.1)	(1,013.2)
Acquisitions, less cash acquired	(32.7)	(72.0)	(539.1)
Investment in and advances to unconsolidated affiliates	(24.5)	(2.2)	(.2)
Proceeds from sale of assets and investments	57.9	19.6	97.2
Proceeds from sale of discontinued operations	51.0	423.0	—
Proceeds from insurance settlements	—	—	14.9
Change in restricted cash	87.0	(183.6)	—
Other investing activities	—	(19.5)	(42.7)

Cash Used for Investing Activities	(1,040.4)	(919.8)	(1,483.1)

Financing Activities
Long-term debt proceeds	610.5	580.1	855.9
Payments on long-term debt	(82.9)	(95.7)	(429.4)
Net (decrease) increase in commercial paper and short-term borrowings	(122.7)	(178.9)	178.5
Dividends paid to shareholders	(373.3)	(349.3)	(312.0)
Purchase of treasury stock	—	(793.4)	(575.2)
Proceeds from stock option exercises	54.4	87.4	202.8
Excess tax benefit from share-based compensation/other	15.5	51.3	64.5

Cash Provided by (Used for) Financing Activities	101.5	(698.5)	(14.9)

Effect of Exchange Rate Changes on Cash	.7	1.7	7.6

Increase in Cash and Cash Items	384.7	63.0	9.5

Cash and Cash Items—Beginning of Year	103.5	40.5	31.0

Cash and Cash Items—End of Year	$488.2	$103.5	$40.5

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended 30 September
(Millions of dollars, except for share data)	2009	2008	2007

Number of Common Shares Outstanding
Balance, beginning of year	209,334,627	215,355,685	217,250,572
Purchase of treasury shares	—	(8,676,029)	(7,328,482)
Issuance of treasury shares for stock option and award plans	1,925,637	2,654,971	5,433,595

Balance, end of year	211,260,264	209,334,627	215,355,685

Common Stock
Balance, beginning and end of year	$249.4	$249.4	$249.4

Capital in Excess of Par Value
Balance, beginning of year	$811.7	$759.5	$682.5
Share-based compensation expense	59.3	62.5	66.6
Issuance of treasury shares for stock option and award plans	(71.9)	(74.2)	(70.3)
Tax benefit of stock option and award plans	23.8	63.9	80.7

Balance, end of year	$822.9	$811.7	$759.5

Retained Earnings
Balance, beginning of year	$6,990.2	$6,458.5	$5,743.5
Defined benefit plans measurement date change	(8.1)	—	—
Initial recording of accounting for uncertain tax positions	—	(13.3)	—

Adjusted balance, beginning of year	$6,982.1	$6,445.2	$5,743.5
Net income	631.3	909.7	1,035.6
Dividends on common stock (per share $1.79, $1.70, and $1.48)	(376.3)	(359.6)	(319.8)
Other	(2.5)	(5.1)	(.8)

Balance, end of year	$7,234.6	$6,990.2	$6,458.5

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(549.3)	$(142.9)	$(221.7)
Defined benefit plans measurement date change, net of tax of $14.0	35.8	—	—

Adjusted balance, beginning of year	$(513.5)	$(142.9)	$(221.7)

Translation adjustments, net of tax (benefit) of $(35.2), $7.9, and $(45.8)	(148.3)	(186.3)	272.8
Net (loss) on derivatives, net of tax (benefit) of $(1.8), $(30.2), and $(3.3)	(4.5)	(74.4)	(7.7)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $1.4, $(2.4), and $4.2	2.4	(4.5)	8.1
Pension and postretirement benefits, net of tax (benefit) of $(287.4) and $(92.0)	(518.3)	(185.5)	—
Minimum pension liability adjustment, net of tax of $83.4	—	—	159.3
Reclassification adjustments:
Currency translation adjustment	(3.2)	(53.7)	—
Derivatives, net of tax (benefit) of $(.8), $19.2, and $7.0	(.7)	50.7	15.9
Realized holding gains, net of tax of $20.1	—	—	(36.6)
Pension and postretirement benefits, net of tax of $9.8 and $24.5	24.3	47.3	—

Other comprehensive income (loss)	$(648.3)	$(406.4)	$411.8
Adjustment for initial recognition of funded status of benefit plans, net of tax (benefit) of $(169.6)	—	—	(333.0)

Balance, end of year	$(1,161.8)	$(549.3)	$(142.9)

Treasury Stock
Balance, beginning of year	$(2,471.3)	$(1,828.9)	$(1,529.7)
Purchase of treasury shares	—	(787.4)	(567.3)
Issuance of treasury shares for stock option and award plans	118.1	145.0	268.1

Balance, end of year	$(2,353.2)	$(2,471.3)	$(1,828.9)

Total Shareholders’ Equity	$4,791.9	$5,030.7	$5,495.6

Total Comprehensive Income (Loss)
Net income	$631.3	$909.7	$1,035.6
Other comprehensive income (loss)	(648.3)	(406.4)	411.8

Total Comprehensive Income (Loss)	$(17.0)	$503.3	$1,447.4

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements
(Millions of dollars, except for share data)
1. Major Accounting Policies
Consolidation Principles
The consolidated financial statements include the accounts of Air Products and Chemicals, Inc. and those of its controlled subsidiaries (the Company), which are generally majority owned. Intercompany transactions and balances are eliminated in consolidation.
The Company consolidates all entities that it controls. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where the Company is the primary beneficiary of a variable interest entity. An entity that will absorb the majority of a variable interest entity’s expected losses or expected residual returns is considered a primary beneficiary of that entity. The Company has determined that it is not a primary beneficiary in any material variable interest entity.
Estimates and Assumptions
The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
Revenue from product sales is recognized as risk and title to the product transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectibility is reasonably assured. Sales returns and allowances are not a business practice in the industry.
Revenues from equipment sale contracts are recorded primarily using the percentage-of-completion method. Under this method, revenues from the sale of major equipment, such as liquefied natural gas (LNG) heat exchangers and large air separation units, are recognized primarily based on labor hours incurred to date compared with total estimated labor hours. Changes to total estimated labor hours and anticipated losses, if any, are recognized in the period determined.

Amounts billed for shipping and handling fees are classified as sales in the Consolidated Income Statements.
Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the Consolidated Income Statements. The Company records a liability until remitted to the respective taxing authority.
Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases. In cases where operating lease treatment is necessary, there is no difference in revenue recognition over the life of the contract as compared to accounting for the contract as product sales. In cases where capital lease treatment is necessary, the timing of revenue and expense recognition is impacted. Revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as capital leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract.
If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their relative fair values.
Cost of Sales
Cost of sales predominantly represents the cost of tangible products sold. These costs include labor, raw materials, plant engineering, power, depreciation, production supplies and materials packaging costs, and maintenance costs. Costs incurred for shipping and handling are also included in cost of sales.
Depreciation
Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in the table below:

Principal Estimated Useful Lives

Buildings	30 years
Production facilities (A)
Merchant Gases	15 years
Tonnage Gases	15 to 20 years
Electronics and Performance Materials	10 to 15 years
Distribution equipment (B)	5 to 25 years
Other machinery and equipment	10 to 25 years

(A)	Depreciable lives of production facilities related to long-term customer supply contracts associated with the gases tonnage business are matched to the contract lives.

(B)	The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; 7.5 years for customer stations; 5 to 15 years for tractors and trailers.
Selling and Administrative
The principal components of selling and administrative expenses are salaries, advertising, and promotional costs.
Postemployment Benefits
The Company has substantive ongoing severance arrangements. Termination benefits provided to employees as part of the global cost reduction plan (discussed in Note 3) are consistent with termination benefits in previous, similar arrangements. Because the Company’s plan met the definition of an ongoing benefit arrangement, a liability was recognized for termination benefits when probable and estimable. These criteria are met when management, with the appropriate level of authority, approves and commits to its plan of action for termination; the plan identifies the employees to be terminated and their related benefits; and the plan is to be completed within one year. During periods of operations where terminations are made on an as-needed basis, absent a detailed committed plan, terminations are accounted for on an individual basis and a liability is recognized when probable and estimable.
Financial Instruments
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Refer to Note 12 for further detail on the types and use of derivative instruments that the Company enters into. The types of derivative financial instruments permitted for such risk management programs are specified in policies set by management.

Major financial institutions are counterparties to all of these derivative contracts. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. Management believes the risk of incurring losses related to credit risk is remote, and any losses would be immaterial to the consolidated financial results, financial condition, or liquidity.
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
The following details the accounting treatment of the Company’s cash flow, fair value, net investment, and non-designated hedges:
•	Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Income (AOCI) and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of a derivative and foreign currency debt that are designated as and meet all the required criteria for a hedge of a net investment are recorded as translation adjustments in AOCI.

•	Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.
The Company formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.
Foreign Currency
Since the Company does business in many foreign countries, fluctuations in currency exchange rates affect the Company’s financial position and results of operations.
In most of the Company’s foreign operations, local currency is considered the functional currency. Generally, foreign subsidiaries translate their assets and liabilities into U.S. dollars at current exchange rates—that is, the rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown in AOCI in the shareholders’ equity section of the balance sheet.
The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally included in earnings as they occur.
Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve the Company’s property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. The Company expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible.

The measurement of environmental liabilities is based on an evaluation of currently available information with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An environmental liability related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures, post-remediation monitoring costs, and outside legal fees. These liabilities include costs related to other potentially responsible parties to the extent that the Company has reason to believe such parties will not fully pay their proportionate share. They do not take into account any claims for recoveries from insurance or other parties and are not discounted.
As assessments and remediation progress at individual sites, the amount of projected cost is reviewed periodically, and the liability is adjusted to reflect additional technical and legal information that becomes available. Management has a well-established process in place to identify and monitor the Company’s environmental exposures. An environmental accrual analysis is prepared and maintained that lists all environmental loss contingencies, even where an accrual has not been established. This analysis assists in monitoring the Company’s overall environmental exposure and serves as a tool to facilitate ongoing communication among the Company’s technical experts, environmental managers, environmental lawyers, and financial management to ensure that required accruals are recorded and potential exposures disclosed.
Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Refer to Note 16 for additional information on the Company’s environmental loss contingencies.
The accruals for environmental liabilities are reflected in the Consolidated Balance Sheets, primarily as part of other noncurrent liabilities, and will be paid over a period of up to 30 years.
Litigation
In the normal course of business, the Company is involved in legal proceedings. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency includes estimates of potential damages and other directly related costs expected to be incurred.
Share-Based Compensation
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Refer to Note 18. The Company expenses the grant-date fair value of these awards over the vesting period during which employees perform related services.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. A principal temporary difference results from the excess of tax depreciation over book depreciation because accelerated methods of depreciation and shorter useful lives are used for income tax purposes. The cumulative impact of a change in tax rates or regulations is included in income tax expense in the period that includes the enactment date.
Effective 1 October 2007, the Company adopted the guidance on the accounting for uncertainty in income taxes. Based on this guidance, a tax benefit for an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination based on its technical merits. This position is measured as the largest amount of tax benefit that is greater than 50% likely of being realized. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.
Cash and Cash Items
Cash and cash items include cash, time deposits, and certificates of deposit acquired with an original maturity of three months or less.

Allowances for Doubtful Accounts
The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowances also include amounts for certain customers where a risk of default has been specifically identified considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Provisions to the allowances for doubtful accounts charged against income were $37.8, $14.4, and $11.0 in 2009, 2008, and 2007, respectively.
Inventories
Inventories are stated at the lower of cost or market. The Company writes down its inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.
The Company utilizes the last-in, first-out (LIFO) method for determining the cost of inventories in the Merchant Gases, Tonnage Gases, and Electronics and Performance Materials segments in the United States. Inventories for these segments outside of the United States are accounted for on the first-in, first-out (FIFO) method, as the LIFO method is not generally permitted in the foreign jurisdictions where these segments operate. The inventories of the Equipment and Energy segment on a worldwide basis, as well as all other inventories, are accounted for on the FIFO basis.
At the business segment level, inventories are recorded at FIFO and the LIFO pool adjustments are not allocated to the business segments.
Equity Investments
The equity method of accounting is used when the Company has a 20% or greater interest in other companies and exercises significant influence but does not have operating control. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
Plant and Equipment
Plant and equipment is stated at cost less accumulated depreciation. Construction costs, labor, and applicable overhead related to installations are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. The costs of maintenance and repairs of plant and equipment are charged to expense as incurred.
Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.
Capitalized Interest
As the Company builds new plant and equipment, it includes in the cost of these assets a portion of the interest payments it makes during the year. The amount of capitalized interest was $21.9, $22.1, and $12.9 in 2009, 2008, and 2007, respectively.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company’s asset retirement obligations are primarily associated with Tonnage Gases on-site long-term supply contracts, under which the Company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. The Company’s asset retirement obligations totaled $43.5 and $41.3 at 30 September 2009 and 2008, respectively.
Computer Software
The Company capitalizes costs incurred to purchase or develop software for internal use. Capitalized costs include purchased computer software packages, payments to vendors/consultants for development and implementation or modification to a purchased package to meet Company requirements, payroll and related costs for employees directly involved in development, and interest incurred while software is being developed. Capitalized computer software costs are included in the balance sheet classification plant and equipment and depreciated over the estimated useful life of the software, generally a period of three to ten years. The Company’s SAP system is being depreciated over a ten-year life.
Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by comparing the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying amount exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Goodwill
Acquisitions are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired, including identified intangibles, is recorded as goodwill. Preliminary purchase price allocations are made at the date of acquisition and finalized when information needed to affirm underlying estimates is obtained, within a maximum allocation period of one year.
Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
Intangible Assets
Intangible assets with determinable lives primarily consist of customer relationships, purchased patents, and technology. The Company has no acquired intangible assets with indefinite lives. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets.
Customer relationships are generally amortized over periods of five to twenty-five years. Purchased patents and technology and other intangibles are amortized based on contractual terms, ranging generally from five to twenty years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit.
Retirement Benefits
The cost of retiree benefits is recognized over the employees’ service period. The Company is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. Refer to Note 15 for disclosures related to the Company’s pension and other postretirement benefits.
2. New Accounting Guidance
New Accounting Guidance to Be Implemented
Consolidation of Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends previous guidance for determining whether an entity is a variable interest entity (VIE). It requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. This guidance is effective for the Company for fiscal year 2011. The Company is currently evaluating the impact of this guidance.
Business Combinations
In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, the guidance requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction. If a business combination is achieved in stages, the previously-held ownership interest is adjusted to fair value at the acquisition date, and any resulting gain or loss is recognized in earnings. Contingent consideration is recognized at fair value at the acquisition date, and restructuring and acquisition-related costs are expensed as incurred. The fair value of assets and liabilities acquired, including uncertain tax positions, can be adjusted during the measurement period. Any adjustments after the measurement period, which cannot exceed one year, will be recognized in earnings. This guidance is effective for the Company in fiscal year 2010 and will be applied prospectively to any business combinations on or after 1 October 2009.
Noncontrolling Interests
In December 2007, the FASB issued authoritative guidance that establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires entities to report noncontrolling interests in subsidiaries separately within equity in the consolidated financial statements. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and noncontrolling interests. Changes in a parent’s ownership interests while the parent retains control are treated as equity transactions. If a parent loses control of a subsidiary, any retained noncontrolling interest would be measured at fair value with any gain or loss recognized in earnings. This guidance is effective for the Company in fiscal year 2010 and will be applied prospectively, except for the presentation and disclosure requirements related to noncontrolling interests, which are applied retrospectively for all periods presented. The Company’s financial statements issued after 1 October 2009 will reflect the new presentation.
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit or other postretirement plan. Disclosures include information about investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk. This guidance is effective for the Company beginning with its fiscal year-end 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. This guidance only requires additional disclosure and will not have an impact on the Company’s consolidated financial statements upon adoption.
Accounting Guidance Implemented
The FASB Accounting Standards Codification
In June 2009, the FASB issued authoritative guidance that establishes the Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP). The Codification is effective for financial statements issued for interim and annual periods ending after 15 September 2009. The Codification does not change current U.S. GAAP but reorganizes all authoritative literature in one place. On 1 July 2009, the Company adopted the Codification and changed the way it references U.S. GAAP. Accordingly, the Company’s Notes to the Consolidated Financial Statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP. There was no impact on the consolidated financial statements.
Disclosures about Subsequent Events
In May 2009, the FASB established the authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are also required to disclose the date through which subsequent events have been evaluated. The Company adopted this guidance beginning in the third quarter of 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 21, Supplemental Information, for the required disclosure.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued authoritative guidance that expands the disclosure requirements for derivative instruments and hedging activities including: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how they affect an entity’s financial position, financial performance, and cash flows. This guidance, which became effective for the Company as of 1 January 2009, only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements upon adoption. Refer to Note 12, Financial Instruments, for the required disclosures.

Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued authoritative guidance that permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. It also establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. The Company adopted this guidance as of 1 October 2008 and elected not to fair value any items under this guidance.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued authoritative guidance surrounding employers’ accounting for defined benefit pension and other postretirement plans. Among other requirements, the guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders’ equity in the year in which the changes occur and requires plan assets and obligations to be measured as of the balance sheet date. The requirement to recognize the funded status of benefit plans and the related disclosure requirements were effective for the Company as of 30 September 2007. The requirement to measure plan assets and benefit obligations as of fiscal year end is effective for fiscal years ending after 15 December 2008. Accordingly, as of 1 October 2008, the Company adopted the measurement date change for its U.K. and Belgium pension plans and changed the measurement date for these plans from 30 June to 30 September. As a result of this change, pension expense and actuarial gains/losses for the three-month period ended 30 September 2008 were recognized as adjustments to the beginning balances of retained earnings and AOCI, respectively. The after-tax charge to retained earnings was $8.1. AOCI was credited $35.8 for net actuarial gains on an after-tax basis. These adjustments only affected the balance sheet.
Fair Value Measurements
In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective 1 October 2008, the Company adopted this guidance for financial assets and liabilities and any other assets and liabilities that are recognized and disclosed at fair value on a recurring basis. The adoption of this guidance did not impact the Company’s consolidated financial statements. Refer to Note 13, Fair Value Measurements, for the required disclosure.
The requirement for other nonfinancial assets and liabilities was effective on 1 October 2009 for the Company. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
Uncertainty in Income Taxes
In June 2006, the FASB issued authoritative guidance that clarifies the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides requirements for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company adopted this guidance on 1 October 2007. Upon adoption, the Company recognized a $25.1 increase to its liability for uncertain tax positions. This increase was recorded as an adjustment to beginning retained earnings for $13.3 and goodwill for $11.8.

3. Global Cost Reduction Plan
2009
The 2009 results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for the global cost reduction plan. In the first quarter of 2009, the Company announced the global cost reduction plan designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The first-quarter results included a charge of $174.2 ($116.1 after-tax, or $.55 per share). In the third quarter 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan that resulted in a charge of $124.0 ($84.2 after-tax, or $.39 per share).
The total 2009 charge included $210.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 2,550 positions from the Company’s global workforce. The reductions are targeted at reducing overhead and infrastructure costs, reducing and refocusing elements of the Company’s technology and business development spending, lowering its plant operating costs, and the closure of certain manufacturing facilities. The remainder of this charge, $88.2, was for business exits and asset management actions. Assets held for sale were written down to net realizable value, and an environmental liability of $16.0 was recognized. This environmental liability resulted from a decision to sell a production facility.
The planned actions associated with the global cost reduction plan are expected to be substantially completed within one year of when the related charges were recognized.
Business Segments
The charge recorded in 2009 was excluded from segment operating profit. The table below displays how this charge related to the businesses at the segment level:

		Asset
	Severance and	Impairments/
	Other Benefits	Other Costs	Total

Merchant Gases	$127.5	$7.2	$134.7
Tonnage Gases	14.2	—	14.2
Electronics and Performance Materials	30.6	58.9	89.5
Equipment and Energy	37.7	22.1	59.8

2009 Charge	$210.0	$88.2	$298.2

Accrual Balance
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan:

			Asset
	Severance and		Impairments/
	Other Benefits		Other Costs	Total

First quarter 2009 charge	$120.0		$54.2	$174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (A)	—		(16.0)	(16.0)
Noncash expenses	(33.8	) (B)	(66.1)	(99.9)
Cash expenditures	(75.3)		(.9)	(76.2)
Currency translation adjustment	4.3		—	4.3

30 September 2009	$105.2		$5.2	$110.4

(A)	Reflected in accrual for environmental obligations. See Note 16.

(B)	Primarily pension-related costs which are reflected in the accrual for pension benefits.
2007
The 2007 results from continuing operations included a charge of $13.7 ($8.8 after-tax, or $.04 per share) for a global cost reduction plan. The charge included $6.5 for severance and pension-related costs for the elimination of approximately 125 positions and $7.2 for the write-down of certain investments. Approximately one-half of the position eliminations related to continuation of European initiatives to streamline certain activities. The remaining position eliminations related to the continued cost reduction and productivity efforts of the Company. As of 30 September 2008, the actions associated with the 2007 charge were complete.

Business Segments
The charge recorded in 2007 was excluded from segment operating profit. The table below displays how this charge related to the businesses at the segment level:

	Severance and	Asset
	Other Benefits	Impairments	Total

Merchant Gases	$3.6	$.4	$4.0
Tonnage Gases	.4	—	.4
Electronics and Performance Materials	2.3	3.8	6.1
Equipment and Energy	.2	.3	.5
Other	—	2.7	2.7

2007 Charge	$6.5	$7.2	$13.7

4. Discontinued Operations
The U.S. Healthcare business, Polymer Emulsions business, and High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the Consolidated Balance Sheets.
U.S. Healthcare
In 2007, the Company implemented several changes to improve performance in its U.S. Healthcare business, including management changes, product and service offering simplification, and other measures. However, market and competitive conditions were more challenging than anticipated and financial results did not meet expectations. In response to the disappointing financial results, during the third quarter of 2008, management conducted an evaluation of the strategic alternatives for the business. In July 2008, the Board of Directors authorized management to pursue the sale of this business. Accordingly, beginning in the fourth quarter of 2008, the U.S. Healthcare business was accounted for as discontinued operations.
In 2008, the Company recorded a total charge of $329.2 ($246.2 after-tax, or $1.12 per share) related to the impairment/write-down of the net carrying value of this business as follows:
•	In the third quarter of 2008, the Company determined that an interim test for goodwill impairment and other long-lived assets was required for its U.S. Healthcare reporting unit. The Company reforecast its cash flows and utilized the expected present value of the future cash flows to calculate fair value of the U.S. Healthcare reporting unit in completing its impairment test. A charge of $314.8 ($237.0 after-tax, or $1.09 per share) consisted of the impairment of goodwill for $294.3, intangible assets for $11.7, plant and equipment for $7.8, and other assets for $1.0. The impairment reduced the carrying amount of the U.S. Healthcare reporting unit goodwill and intangible assets to zero.
•	In the fourth quarter of 2008, the Company recorded a charge of $14.4 ($9.2 after-tax, or $.04 per share), reflecting an estimate of net realizable value.
In the first quarter of 2009, based on additional facts, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges.
As a result of events that occurred during the second quarter of 2009, which increased the Company’s ability to realize tax benefits associated with the impairment charges recorded in 2008, the Company recognized a one-time tax benefit of $16.7, or $.08 per share.
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
During the fourth quarter of 2009, through a series of transactions with Rotech Healthcare, Inc. and with LMI, the Company sold its remaining U.S. Healthcare business for cash proceeds of $12.1. A net after-tax loss of $.7 was recognized. These transactions completed the disposal of the U.S. Healthcare business.

The operating results of the U.S. Healthcare business classified as discontinued operations are summarized below:

	2009	2008	2007

Sales	$125.2	$239.8	$271.1

Loss before taxes	$(5.5)	$(350.6)	$(24.4)
Income tax benefit	(2.1)	(91.2)	(9.2)

Loss from operations of discontinued operations	(3.4)	(259.4)	(15.2)
Loss on sale of businesses and impairment/write-down to estimated net realizable value, net of tax	(5.5)	(8.7)	—

Loss from Discontinued Operations, net of tax	$(8.9)	$(268.1)	$(15.2)

Details of balance sheet items for the U.S. Healthcare business are summarized below:

30 September	2009	2008

Trade receivables, less allowances	$.5	$47.7
Inventories	—	7.2
Prepaid expenses	—	1.4
Other receivables	4.5	.2

Total Current Assets	$5.0	$56.5

Plant and equipment, net	—	$58.7

Total Noncurrent Assets	$—	$58.7

Payables and accrued liabilities	$14.4	$6.8
Current portion long-term debt	—	1.0

Total Current Liabilities	$14.4	$7.8

Long-term debt	$—	$1.2

Total Noncurrent Liabilities	$—	$1.2

Polymer Emulsions Business
On 31 January 2008, the Company closed on the sale of its interest in its vinyl acetate ethylene (VAE) polymers joint ventures to Wacker Chemie AG, its long-time joint venture partner. As part of that agreement, the Company received Wacker Chemie AG’s interest in the Elkton, Md. and Piedmont, S.C. production facilities and their related businesses plus cash proceeds of $258.2. The Company recognized a gain of $89.5 ($57.7 after-tax, or $.26 per share) in the second quarter of 2008 for this sale, which consisted of the global VAE polymers operations, including production facilities located in Calvert City, Ky.; South Brunswick, N.J.; Cologne, Germany; and Ulsan, Korea, and commercial and research capabilities in Allentown, Pa. and Burghausen, Germany. The business produces VAE for use in adhesives, paints and coatings, paper, and carpet applications.
On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland, Inc. for $92.0. The Company recorded a gain of $30.5 ($18.5 after-tax, or $.08 per share) in connection with the sale, which included the recording of a retained environmental obligation associated with the Piedmont site. The expense to record the environmental obligation was $24.0 ($14.5 after-tax, or $.07 per share). The Piedmont site is under active remediation for contamination caused by an insolvent prior owner. Before the sale, which triggered expense recognition, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.

The operating results of the Polymer Emulsions business classified as discontinued operations are summarized below:

	2009	2008	2007

Sales	$—	$261.4	$618.6

Income before taxes	$—	$17.7	$61.4
Income tax provision	—	6.4	23.1

Income from operations of discontinued operations	—	11.3	38.3
Gain on sale of business, net of tax	.3	76.2	—

Income from Discontinued Operations, net of tax	$.3	$87.5	$38.3

There were no assets and liabilities classified as discontinued operations for the Polymer Emulsions business at 30 September 2009 and 2008.
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
The operating results of the HPPC business classified as discontinued operations are summarized below:

	2009	2008	2007

Sales	$—	$22.9	$87.2

Income before taxes	$—	$.1	$3.7
Income tax provision	—	—	1.5

Income from operations of discontinued operations	—	.1	2.2
Loss on sale of business, net of tax	—	(.3)	(9.3)

Loss from Discontinued Operations, net of tax	$—	$(.2)	$(7.1)

There were no assets and liabilities classified as discontinued operations for the HPPC business at 30 September 2009. Assets and liabilities were not material at 30 September 2008.
Total Discontinued Operations
The operating results on a combined basis of the U.S. Healthcare, Polymers Emulsions, and HPPC businesses classified as discontinued operations are summarized below:

	2009	2008	2007

Sales	$125.2	$524.1	$976.9

Income (loss) before taxes	$(5.5)	$(332.8)	$40.7
Income tax (benefit) provision	(2.1)	(84.8)	15.4

Income (loss) from operations of discontinued operations	(3.4)	(248.0)	25.3
Gain (loss) on sale of businesses and impairment/write-down to estimated net realizable value, net of tax	(5.2)	67.2	(9.3)

Income (Loss) from Discontinued Operations, net of tax	$(8.6)	$(180.8)	$16.0

5. Acquisitions
Acquisitions in 2009, totaling $32.7, included principally the acquisition of S.I.Q. — Beteiligungs GmbH, a manufacturer of epoxy additives. In 2008, acquisitions totaled $72.0 and included the purchase of an additional interest in CryoService Limited, a cryogenic and specialty gases company in the U.K. See Note 16 for a discussion on a related put option agreement. Acquisitions in 2007, totaling $539.1, included principally BOC Gazy Sp z o.o. (BOC Gazy) as discussed below.
BOC Gazy in 2007
On 30 April 2007, a Spanish affiliate of the Company acquired 98.1% of the Polish industrial gas business of BOC Gazy from The Linde Group. During the fourth quarter of 2007, this affiliate increased its ownership percentage to 99.9%. The total acquisition cost, less cash acquired, was €380 million or $518.4. The results of operations for BOC Gazy were included in the Company’s Consolidated Income Statement after the acquisition date. BOC Gazy had sales of $82.5 for the five months ended 30 September 2007. The purchase price allocation, including the recognition of deferred taxes, was completed in 2008 with assigned values for plant and equipment equal to $170.0, identified intangibles of $176.9, and goodwill of $190.7 (which is tax-deductible for Spanish tax reporting purposes).
With this acquisition, the Company obtained a significant market position in Central Europe’s industrial gases market. The business had approximately 750 employees, five major industrial gas plants, and six cylinder transfills serving customers across a diverse range of industries, including chemicals, steel, and base metals, among others.
6. Inventories
The components of inventories are as follows:

30 September	2009	2008

Inventories at FIFO cost
Finished goods	$405.5	$365.1
Work in process	20.9	22.4
Raw materials and supplies	151.1	183.5

	577.5	571.0
Less: Excess of FIFO cost over LIFO cost	(67.9)	(67.3)

	$509.6	$503.7

Inventories valued using the LIFO method comprised 40.5% and 35.8% of consolidated inventories before LIFO adjustment at 30 September 2009 and 2008, respectively. During fiscal year 2009, there was no liquidation of prior years’ LIFO inventory layers. Liquidation of LIFO inventory layers in 2008 and 2007 did not materially affect results of operations in either of these years.
FIFO cost approximates replacement cost. The Company’s inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7. Summarized Financial Information of Equity Affiliates
The following table presents summarized financial information on a combined 100% basis of the principal companies accounted for by the equity method. Amounts presented include the accounts of the following equity affiliates:
Air Products South Africa (50%);
Bangkok Cogeneration Company Limited (49%);
Bangkok Industrial Gases Company Ltd. (49%);
Chengdu Air & Gas Products Ltd. (50%);
Daido Air Products Electronics, Inc. (20%);
DuPont Air Products Nanomaterials, LLC (50%);
Europoort Utility Partners V.O.F. (50%);
Helap S.A. (50%);
High-Tech Gases (Beijing) Co., Ltd. (50%);
INFRA Group (40%);
INOX Air Products Limited (INOX) (49%);
Kulim Industrial Gases Sdn. Bhd (50%);
Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
SembCorp Air Products (HyCO) Pte. Ltd. (40%);
Tecnologia en Nitrogeno S. de R.L. de C.V. (50%);
Tyczka Industrie-Gases GmbH (50%);
WuXi Hi-Tech Gas Co., Ltd. (50%);
and principally, other industrial gas producers.

	2009	2008

Current assets	$1,185.2	$1,133.6
Noncurrent assets	1,916.9	1,877.9
Current liabilities	714.5	598.3
Noncurrent liabilities	677.3	694.3
Net sales	2,129.7	2,316.1
Sales less cost of sales	874.4	962.9
Net income	257.7	315.9

Dividends received from equity affiliates were $52.9, $65.3, and $54.8 in 2009, 2008, and 2007, respectively.
The investment in net assets of and advances to equity affiliates as of 30 September 2009 and 2008 included investment in foreign affiliates of $834.7 and $785.8, respectively.
As of 30 September 2009 and 2008, the amount of investment in companies accounted for by the equity method included goodwill in the amount of $56.1 and $63.4, respectively.
8. Plant and Equipment
The major classes of plant and equipment, at cost, are as follows:

30 September	2009	2008

Land	$169.4	$170.0
Buildings	875.5	873.4
Production facilities
Merchant Gases	3,071.0	2,994.1
Tonnage Gases	5,441.7	5,192.5
Electronics and Performance Materials	1,907.6	2,005.2
Equipment and Energy	286.8	237.8

Total production facilities	10,707.1	10,429.6
Distribution equipment	2,802.5	2,622.4
Other machinery and equipment	273.1	283.9
Construction in progress	923.7	609.3

	$15,751.3	$14,988.6

Depreciation expense was $815.9, $848.0, and $770.1, in 2009, 2008, and 2007, respectively.

9. Goodwill
Changes to the carrying amount of consolidated goodwill by segment are as follows:

		Acquisitions	Currency
		and	Translation
30 September	2008	Adjustments	and Other	2009

Merchant Gases	$626.5	$1.9	$(27.1)	$601.3
Tonnage Gases	18.0	—	(1.7)	16.3
Electronics and Performance Materials	283.6	10.0	4.8	298.4

	$928.1	$11.9	$(24.0)	$916.0

		Acquisitions	Currency
		and	Translation
30 September	2007	Adjustments	and Other	2008

Merchant Gases	$577.6	$45.0	$3.9	$626.5
Tonnage Gases	21.1	—	(3.1)	18.0
Electronics and Performance Materials	308.1	.5	(25.0)	283.6

	$906.8	$45.5	$(24.2)	$928.1

The 2008 increase in goodwill in the Merchant Gases segment was related to the adoption of the guidance on accounting for uncertain tax positions and the acquisition of CryoService Limited.
In the fourth quarter of 2009, the Company conducted the required annual test of goodwill for impairment. There were no indications of impairment.
10. Intangible Assets
The table below provides details of acquired intangible assets at 30 September 2009 and 2008:

	30 September 2009			30 September 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$250.0	$(51.4)	$198.6	$258.5	$(39.6)	$218.9
Patents and technology	107.3	(69.0)	38.3	106.9	(69.1)	37.8
Other	49.5	(23.8)	25.7	48.0	(15.1)	32.9

	$406.8	$(144.2)	$262.6	$413.4	$(123.8)	$289.6

Amortization expense for intangible assets was $24.4, $21.0, and $19.7 in 2009, 2008, and 2007, respectively.
Projected annual amortization expense for intangible assets as of 30 September 2009 is as follows:

2010	$27.8
2011	23.1
2012	20.7
2013	20.2
2014	19.5
Thereafter	151.3

$262.6

11. Leases
Lessee Accounting
Capital leases, primarily for the right to use machinery and equipment, are included with owned plant and equipment on the balance sheet in the amount of $27.3 and $29.2 at 30 September 2009 and 2008, respectively. Related amounts of accumulated depreciation are $17.5 and $17.1, respectively.
Operating leases principally relate to real estate and also include aircraft, distribution equipment, and vehicles. Certain leases include escalation clauses, renewal, and/or purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $89.9 in 2009, $97.2 in 2008, and $110.2 in 2007.
At 30 September 2009, minimum payments due under leases are as follows:

	Capital Leases	Operating Leases

2010	$3.2	$58.4
2011	1.7	44.8
2012	1.0	32.3
2013	1.0	25.5
2014	.9	21.6
Thereafter	3.1	44.0

	$10.9	$226.6

The present value of the above future capital lease payments is included in the liability section of the balance sheet. At 30 September 2009, $2.7 was classified as current and $6.2 as long-term.
Lessor Accounting
As discussed under Revenue Recognition in Note 1, certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases. Lease receivables, net, were included principally in noncurrent capital lease receivables on the Company’s Consolidated Balance Sheets. The components of lease receivables were as follows:

30 September	2009	2008

Gross minimum lease payments receivable	$1,068.9	$753.4
Unearned interest income	(349.3)	(222.9)

Net Lease Receivable	$719.6	$530.5

Lease payments collected in 2009, 2008, and 2007 were $53.6, $33.7, and $25.6, respectively.
At 30 September 2009, minimum lease payments to be collected are as follows:

2010	$74.2
2011	84.0
2012	84.0
2013	81.7
2014	80.2
Thereafter	664.8

$1,068.9

12. Financial Instruments
Currency Price Risk Management
The Company’s earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. It is the policy of the Company to minimize its cash flow volatility to changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that the Company’s cash flows will change in value due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.
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
In addition to the foreign exchange contracts that are designated as hedges, the Company also hedges foreign currency exposures utilizing forward exchange contracts that are not designated as hedges. These contracts are used to hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement.
Option Contracts
In certain limited situations, the Company enters into option contracts to manage cash flow exposures to foreign currency fluctuations. Similar to forward contracts, these instruments are evaluated for hedge accounting treatment and are recognized on the balance sheet at fair value.
The table below summarizes the Company’s outstanding currency price risk management instruments:

	2009		2008
		Years		Years
	US$	Average	US$	Average
30 September	Notional	Maturity	Notional	Maturity

Forward exchange contracts:
Cash flow hedges	$1,799.3	.8	$1,839.9	.5
Net investment hedges	873.6	3.5	749.5	4.0
Fair value hedges	2.7	.4	10.3	.3
Hedges not designated	330.3	.6	267.4	.1

Total Forward Exchange Contracts	$3,005.9	1.6	$2,867.1	1.3

Options:
Cash flow hedges	$—	—	$26.0	.3

Total Options	$—	—	$26.0	.3

In addition to the above, the Company uses foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The designated foreign currency denominated debt includes €1,013.0 at 30 September 2009 and €1,450.0 at 30 September 2008. The designated intercompany loans include €437.0 at 30 September 2009. There were no designated intercompany loans as of 30 September 2008.
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
The following table summarizes the Company’s outstanding interest rate swaps and cross currency interest rate swaps:

	2009			2008
	US$		Average	US$		Average
30 September	Notional	Pay %	Receive %	Notional	Pay %	Receive %

Interest rate swaps (fair value hedge)	$327.2	6 month LIBOR	4.47%	$321.9	6 month LIBOR	4.49%

Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	$40.3	5.55%	3.89%

Commodity Price Risk Management
The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. The Company has also entered into forward contracts, hedging the cash flow exposure of changes in the market price of certain metals which are raw materials used in the fabrication of certain industrial gas equipment, with the overall intent of locking in or minimizing its price exposure to these base metals. As of 30 September 2009, there were no outstanding contracts hedging the changes in the market price of metals.
The table below summarizes the Company’s outstanding commodity contracts:

	2009		2008
		Years		Years
	US$	Average	US$	Average
30 September	Notional	Maturity	Notional	Maturity

Energy	$18.5	.2	$72.6	.8
Metals	—	—	4.2	.2

Total Commodity Contracts	$18.5	.2	$76.8	.8

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives:

		2009	2008		2009	2008

	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
30 September	Location	Value	Value	Location	Value	Value

Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$48.8	$34.1	Accrued liabilities	$55.1	$78.5
Interest rate swap contracts	Other receivables	—	1.2	Accrued liabilities	.4	—
Commodity swap contracts	Other receivables	4.3	5.9	Accrued liabilities	2.4	2.5
Foreign exchange contracts	Other noncurrent assets	10.0	19.6	Other noncurrent liabilities	45.4	29.8
Interest rate swap contracts	Other noncurrent assets	15.1	4.4	Other noncurrent liabilities	3.0	3.5
Commodity swap contracts	Other noncurrent assets	—	1.8	Other noncurrent liabilities	—	.4

Total Derivatives Designated as Hedging Instruments		$78.2	$67.0		$106.3	$114.7

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$1.0	$1.2	Accrued liabilities	$3.4	$.9

Total Derivatives		$79.2	$68.2		$109.7	$115.6

Refer to Note 13, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, provides additional disclosures regarding fair value measurements, and discusses the Company’s counterparty risk.
The table below summarizes the gain or loss related to the Company’s cash flow, net investment, and non-designated hedges. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Year Ended 30 September
	Forward		Foreign
	Exchange Contract		Currency Debt		Other (A)		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Cash Flow Hedges:
Net (gain) loss recognized in OCI (effective portion)	$7.2	$74.0	$—	$—	$(2.7)	$.4	$4.5	$74.4
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(4.1)	4.6	—	—	5.3	(1.1)	1.2	3.5
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(1.0)	(53.5)	—	—	—	—	(1.0)	(53.5)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	.5	(.7)	—	—	—	—	.5	(.7)

Net Investment Hedges:
Net (gain) loss recognized in OCI	$27.1	$(15.4)	$31.3	$(5.1)	$(2.4)	$(3.5)	$56.0	$(24.0)

Derivatives Not Designated as Hedging Instruments:
Net loss recognized in other (income) expense (B)	$14.5	$19.0	$—	$—	$—	$—	$14.5	$19.0

(A)	Other includes the impact on Other Comprehensive Income (OCI) and earnings related to commodity swap contracts, interest rate swaps, and currency option contracts.

(B)	The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require the Company to maintain a credit rating of at least A- from Standard & Poor’s and A3 from Moody’s. If the Company’s credit rating falls below these levels, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $35.0 and $21.5 as of

30 September 2009 and 2008, respectively. Because of the Company’s current credit rating of A from Standard & Poor’s and A2 from Moody’s, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
The Company executes all derivative transactions with counterparties that are highly rated financial institutions and all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below A- from Standard & Poor’s or A3 from Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post is $14.7 as of 30 September 2009 and $14.1 as of 30 September 2008. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.
13. Fair Value Measurements
Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The methods and assumptions used to measure the fair value of financial instruments are as follows:
Derivatives
The fair value of the Company’s interest rate swap agreements and foreign exchange contracts are based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, the Company randomly tests a subset of its valuations against valuations received from the counterparty to the transaction to validate the accuracy of its standard pricing models. The fair value of commodity swaps is based on current market price as provided by the financial institutions with which the commodity swaps have been executed. Counterparties to these derivative contracts are highly rated financial institutions.
Other Investments
The fair value of other investments is based on quoted market prices in publicly traded companies from the New York and Tokyo Stock Exchanges. Other investments are reported within other noncurrent assets on the balance sheet.
Long-term Debt
The fair value of the Company’s debt is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date, and these standard valuation models utilize observable market data such as interest rate yield curves and currency spot rates. The computation of the fair value of these instruments is generally performed by the Company.
The carrying values and fair values of financial instruments were as follows:

30 September	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Derivatives
Foreign exchange contracts	$59.8	$59.8	$54.9	$54.9
Interest rate swap contracts	15.1	15.1	5.6	5.6
Commodity swap contracts	4.3	4.3	7.7	7.7
Other investments	19.4	19.4	15.6	15.6

Liabilities
Derivatives
Foreign exchange contracts	$103.9	$103.9	$109.2	$109.2
Interest rate swap contracts	3.4	3.4	3.5	3.5
Commodity swap contracts	2.4	2.4	2.9	2.9
Long-term debt, including current portion	4,167.7	4,479.5	3,547.5	3,581.5

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2—Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
Level 3—Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

30 September 2009	Total	Level 1	Level 2	Level 3

Assets at Fair Value
Derivatives
Foreign exchange contracts	$59.8	$—	$59.8	$—
Interest rate swap contracts	15.1	—	15.1	—
Commodity swap contracts	4.3	—	4.3	—
Other investments	19.4	19.4	—	—

Total Assets at Fair Value	$98.6	$19.4	$79.2	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$103.9	$—	$103.9	$—
Interest rate swap contracts	3.4	—	3.4	—
Commodity swap contracts	2.4	—	2.4	—

Total Liabilities at Fair Value	$109.7	$—	$109.7	$—

14. Debt
The tables below summarize the Company’s outstanding debt at 30 September 2009 and 2008:
Total Debt

30 September	2009	2008

Short-term borrowings	$333.8	$419.3
Current portion of long-term debt	452.1	32.1
Long-term debt	3,715.6	3,515.4

Total Debt	$4,501.5	$3,966.8

Short-term Borrowings

30 September	2009	2008

Bank obligations	$333.8	$322.1
Commercial paper	—	97.2

Total Short-term Borrowings	$333.8	$419.3

The weighted average interest rate of short-term borrowings outstanding at 30 September 2009 and 2008 was 3.9% and 4.7%, respectively.

Long-term Debt

30 September	Maturities	2009	2008

Payable in U.S. Dollars:
Debentures:
8.75%	2021	$18.4	$18.4
Medium-term Notes:
Weighted average rate
Series D 6.8%	2011 to 2016	63.1	63.1
Series E 7.6%	2026	17.2	17.2
Series F 6.2%	2010	50.0	50.0
Series G 4.1%	2011	125.0	125.0
Senior Notes:
Note 4.15%	2013	300.0	300.0
Note 4.375%	2019	400.0	—
Other:
Weighted average rate
Variable-rate industrial revenue bonds 0.3%	2016 to 2049	902.1	743.3
Other 1.6%	2010 to 2015	70.7	65.7
Less: Unamortized discount		(12.7)	(16.0)
Payable in Other Currencies:
Eurobonds 1.2% (floating rate)	2010	365.5	352.0
Eurobonds 4.25%	2012	438.5	422.5
Eurobonds 3.75%	2014	438.5	422.5
Eurobonds 3.875%	2015	438.5	422.5
Eurobonds 4.625%	2017	438.5	422.5
Other 4.4%	2011 to 2016	105.5	125.7
Capital Lease Obligations:
United States 5.1%	2010 to 2018	6.1	7.0
Foreign 6.0%	2018	2.8	6.1

		4,167.7	3,547.5
Less: Current Portion		(452.1)	(32.1)

		$3,715.6	$3,515.4

Maturities of long-term debt in each of the next five years are as follows: $452.1 in 2010, $195.4 in 2011, $455.5 in 2012, $311.3 in 2013, and $470.0 in 2014.
During fiscal 2009, the Company issued Industrial Revenue Bonds totaling $158.8, the proceeds of which must be held in escrow until related project spending occurs. As of 30 September 2009, proceeds of $90.6 were held in escrow and classified as a noncurrent asset.
On 21 August 2009, the Company issued a $400.0 senior fixed-rate 4.375% note that matures on 21 August 2019.
Various debt agreements to which the Company is a party include certain financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. The Company is in compliance with its financial debt covenants.
The Company has obtained the commitment of a number of commercial banks to lend money at market rates whenever needed. This committed line of credit provides a source of liquidity and is used to support the issuance of commercial paper. The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,450.0 at 30 September 2009. No borrowings were outstanding under this commitment at the end of 2009. Additional commitments totaling $396.6 are maintained by the Company’s foreign subsidiaries, of which $294.8 was borrowed and outstanding at 30 September 2009.

15. Retirement Benefits
The Company and certain of its subsidiaries sponsor defined benefit pension plans and defined contribution plans that cover a substantial portion of its worldwide employees. The principal defined benefit pension plans are the U.S. Salaried Pension Plan and the U.K. Pension Plan. These plans were closed to new participants in 2005 and were replaced with defined contribution plans. The principal defined contribution plan is the Retirement Savings Plan, in which a substantial portion of the U.S. employees participate; a similar plan is offered to U.K. employees. The Company also provides other postretirement benefits consisting primarily of healthcare benefits to U.S. retirees who meet age and service requirements.
Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The cost of the Company’s defined benefit pension plans included the following components:

	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International

Service cost	$33.9	$26.6	$42.3	$35.4	$45.8	$35.8
Interest cost	124.0	60.9	117.6	63.3	112.0	56.3
Expected return on plan assets	(146.5)	(55.3)	(143.2)	(63.6)	(131.2)	(56.9)
Amortization:
Prior service cost	2.6	1.3	1.9	1.3	2.2	2.0
Transition	—	—	—	.1	—	.1
Actuarial loss	6.2	10.8	19.6	18.3	33.6	23.9
Settlements and curtailments	9.7	4.8	29.9	.4	10.3	—
Special termination benefits	7.2	22.1	.1	1.1	.7	1.3
Other	—	1.7	—	2.5	—	2.6

Net Periodic Pension Cost	$37.1	$72.9	$68.2	$58.8	$73.4	$65.1

The Company calculated net periodic pension cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic pension cost:

	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International

Discount rate	7.6%	6.5%	6.4%	5.7%	6.0%	5.1%
Expected return on plan assets	8.8%	7.4%	9.5%	7.5%	9.5%	7.4%
Rate of compensation increase	4.3%	4.4%	4.5%	3.8%	4.5%	3.6%

The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. Based on the timing of when cash payments were made, the Company recognized $10.7, $30.3, and $10.3 of settlement charges in 2009, 2008, and 2007, respectively.
Special termination benefits for fiscal year 2009 included $28.5 for the global cost reduction plan. The global cost reduction charge also included $3.8 for curtailment losses related to the U.K. pension plans.

The projected benefit obligation (PBO) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2009		2008
	U.S.	International	U.S.	International

Discount rate	5.7%	5.5%	7.6%	6.5%
Rate of compensation increase	4.3%	3.7%	4.3%	4.4%

The following table reflects the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the Consolidated Balance Sheets. In 2009, the Company used a measurement date of 30 September for all plans. In 2008, the U.K. and Belgium plans were measured as of 30 June.

	2009		2008
	U.S.	International	U.S.	International

Change in Pension Benefit Obligation
Obligation at beginning of year	$1,638.7	$1,093.0	$1,894.9	$1,138.2
Measurement date change	—	(78.5)	—	—
Service cost	33.9	26.6	42.3	35.4
Interest cost	124.0	60.9	117.6	63.3
Amendments	.9	.6	1.1	.2
Actuarial loss (gain)	498.0	173.4	(291.8)	16.0
Special termination benefits, settlements, and curtailments	12.8	23.5	13.8	1.7
Participant contributions	—	4.6	—	4.6
Benefits paid	(97.8)	(60.9)	(132.7)	(42.1)
Currency translation/other	—	(67.7)	(6.5)	(124.3)

Obligation at End of Year	$2,210.5	$1,175.5	$1,638.7	$1,093.0

Change in Plan Assets
Fair value at beginning of year	$1,424.7	$793.5	$1,673.8	$926.3
Actual return on plan assets	9.4	41.6	(279.8)	(53.2)
Company contributions	121.4	63.4	168.9	62.5
Participant contributions	—	4.6	—	4.6
Benefits paid	(97.8)	(60.9)	(132.7)	(42.1)
Currency translation/other	—	(48.9)	(5.5)	(104.6)

Fair Value at End of Year	$1,457.7	$793.3	$1,424.7	$793.5

Funded Status at End of Year	$(752.8)	$(382.2)	$(214.0)	$(299.5)
Employer contributions for U.K. and Belgium after the measurement date	—	—	—	2.6

Net Amount Recognized	$(752.8)	$(382.2)	$(214.0)	$(296.9)

Amounts Recognized
Noncurrent assets	$—	$8.4	$—	$26.6
Accrued liabilities	(210.5)	(137.4)	(90.9)	(32.6)
Noncurrent liabilities	(542.3)	(253.2)	(123.1)	(290.9)

Net Amount Recognized	$(752.8)	$(382.2)	$(214.0)	$(296.9)

The changes in plan assets and benefit obligation that have been recognized in AOCI on a pretax basis during 2009 and 2008 consist of the following:

	2009		2008
	U.S.	International	U.S.	International

Net actuarial loss arising during the period	$640.8	$148.2	$145.4	$131.8
Measurement date change	—	(49.8)	—	—
Amortization of net actuarial loss	(15.9)	(15.6)	(49.5)	(18.7)
Prior service cost arising during the period	.8	.6	.9	.2
Amortization of prior service cost	(2.6)	(1.3)	(1.9)	(1.3)
Amortization of net transition liability	—	—	—	(.1)

Total Recognized in AOCI	$623.1	$82.1	$94.9	$111.9

The net actuarial loss represents the actual changes in the estimated obligation and plan assets that have not yet been recognized in the income statement and are included in AOCI. Actuarial losses arising during 2009 are primarily attributable to lower discount rates and actual asset returns below expected returns. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension cost over the average remaining service period of participating employees as certain thresholds are met.
The components recognized in AOCI on a pretax basis at 30 September consisted of:

	2009		2008
	U.S.	International	U.S.	International

Net actuarial loss	$976.9	$450.9	$352.0	$368.1
Prior service cost	18.3	6.8	20.1	7.5
Net transition liability	—	.4	—	.4

Total Recognized in AOCI	$995.2	$458.1	$372.1	$376.0

The amount of AOCI at 30 September 2009 that is expected to be recognized as a component of net periodic pension cost during fiscal year 2010 is as follows:

	U.S.	International

Net actuarial loss	$46.4	$17.7
Prior service cost	2.6	.7

The assets of the Company’s defined benefit pension plans consist primarily of equity and fixed-income securities. Except where the Company’s equity is a component of an index fund, the defined benefit plans are prohibited by Company policy from holding shares of Company stock.
Asset allocation targets are established based on the long-term return and volatility characteristics of the investment classes and recognize the benefit of diversification and the profiles of the plans’ liabilities. The actual and target allocations at the measurement date are as follows:

	2009 Target Allocation		2009 Actual Allocation		2008 Actual Allocation
Asset Category	U.S.	International	U.S.	International	U.S.	International

Equity securities	60–80%	50–60%	68%	56%	65%	61%
Debt securities	20–30%	34–47%	26%	39%	26%	34%
Real estate/other	0-10%	2-4%	5%	3%	8%	2%
Cash	—	—	1%	2%	1%	3%

Total			100%	100%	100%	100%

The Company employs a mix of active and passive investment strategies. Over a full market cycle, the total return on plan assets is expected to exceed that of a passive strategy tracking index returns in each asset category.
The expected return on plan assets assumption is based on an estimated weighted average of long-term returns of major asset classes. In determining asset class returns, the Company takes into account long-term returns of major asset classes, historical performance of plan assets, and related value of active management, as well as the current interest rate environment.

The Company anticipates contributing approximately $360 to the defined benefit pension plans in 2010.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International

2010	$89.0	$41.5
2011	94.8	42.5
2012	102.0	46.0
2013	110.9	46.6
2014	118.4	48.4
2015–2019	724.4	267.2

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $2,970.8 and $2,268.3 at the end of 2009 and 2008, respectively.
The following table provides information on pension plans where the ABO exceeds the value of plan assets:

	2009		2008
	U.S.	International	U.S.	International

PBO	$2,210.5	$1,008.0	$244.2	$941.8
ABO	1,885.0	955.5	204.1	776.2
Plan assets	1,457.7	620.2	106.8	625.0

Included in the table above are several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans for 2009 were $130.5 and $176.3, respectively.
Defined Contribution Plans
The Company maintains a nonleveraged employee stock ownership plan (ESOP) which forms part of the Air Products and Chemicals, Inc. Retirement Savings Plan (RSP). The ESOP was established in May of 2002. The balance of the RSP is a qualified defined contribution plan including a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate.
Dividends paid on ESOP shares are treated as ordinary dividends by the Company. Under existing tax law, the Company may deduct dividends which are paid with respect to shares held by the plan. Shares of the Company’s common stock in the ESOP totaled 5,601,191 as of 30 September 2009.
The Company matches a portion of the participants’ contributions to the RSP and other various worldwide defined contribution plans. The Company’s contributions to the RSP include a Company core contribution for eligible employees (not participating in the defined benefit pension plans), with the core contribution based on a percentage of pay, and the percentage is based on years of service. For the RSP, the Company also makes matching contributions on overall employee contributions as a percentage of the employee contribution and includes an enhanced contribution for eligible employees (not participating in the defined benefit pension plans). Worldwide contributions expensed to income in 2009, 2008, and 2007 were $30.6, $30.1, and $28.6, respectively.

Other Postretirement Benefits
The Company provides other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contribution percentages adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder.
The cost of the Company’s other postretirement benefit plans included the following components:

	2009	2008	2007

Service cost	$4.0	$5.9	$5.9
Interest cost	6.5	5.8	5.4
Amortization:
Prior service credit	(1.4)	(1.4)	(1.8)
Actuarial loss	.1	1.7	2.3

Net Periodic Postretirement Cost	$9.2	$12.0	$11.8

The Company calculates net periodic postretirement cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The discount rate assumption used in the calculation of net periodic postretirement cost for 2009, 2008, and 2007 was 7.4%, 5.7%, and 5.3%, respectively.
The Company measures the other postretirement benefits as of 30 September. The discount rate assumption used in the calculation of the accumulated postretirement benefit obligation was 4.2% and 7.4% for 2009 and 2008, respectively.
The following table reflects the change in the accumulated postretirement benefit obligation and the amounts recognized in the Consolidated Balance Sheets:

	2009	2008

Obligation at Beginning of Year	$98.8	$107.2
Service cost	4.0	5.9
Interest cost	6.5	5.8
Actuarial loss (gain)	18.7	(10.1)
Benefits paid	(12.0)	(10.0)

Obligation at End of Year	$116.0	$98.8

Amounts Recognized
Accrued liabilities	$13.5	$11.3
Noncurrent liabilities	102.5	87.5

The changes in benefit obligation that have been recognized in AOCI on a pre-tax basis during 2009 and 2008 for the Company’s other postretirement benefit plans consist of the following:

	2009	2008

Net actuarial loss (gain) arising during the period	$18.7	$(10.1)
Amortization of net actuarial loss	(.1)	(1.7)
Amortization of prior service credit	1.4	1.4

Total Recognized in AOCI	$20.0	$(10.4)

The components recognized in AOCI on a pretax basis at 30 September consisted of:

	2009	2008

Net actuarial loss	$30.6	$12.0
Prior service credit	(.1)	(1.5)

Amount Recognized in AOCI	$30.5	$10.5

Of the 30 September 2009 actuarial loss and prior service credit, it is estimated that $2.7 and $(.2), respectively, will be amortized into net periodic postretirement cost over fiscal year 2010.

The assumed healthcare trend rates are as follows:

	2009	2008

Healthcare trend rate	9.5%	10.0%
Ultimate trend rate	5.0%	5.0%
Year the ultimate trend rate is reached	2014	2013

The effect of a change in the healthcare trend rate is slightly tempered by a cap on the average retiree medical cost. The impact of a one percentage point change in the assumed healthcare cost trend rate on net periodic postretirement cost and the obligation is not material.
Projected benefit payments are as follows:

2010	$13.8
2011	13.9
2012	13.6
2013	13.1
2014	12.8
2015–2019	58.5

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
16. Commitments and Contingencies
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. During the third quarter of 2008, a unit of the Brazilian Ministry of Justice issued a report (previously issued in January 2007, and then withdrawn) on its investigation of the Company’s Brazilian subsidiary, Air Products Brazil Ltda., and several other Brazilian industrial gas companies. The report recommended that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brazil Ltda. and the other industrial gas companies for alleged anticompetitive activities. The Company is actively defending this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.
Environmental
In the normal course of business, the Company is involved in legal proceedings under the federal Superfund law, similar state environmental laws, and RCRA relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 28 sites on which a final settlement has not been reached where the Company, along with others, has been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. In addition, the Company is also involved in cleanup activities at certain of its manufacturing sites. The Company continually monitors these sites for which it has environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1. The Consolidated Balance Sheets at 30 September 2009 and 2008 included an accrual of $95.0 and $82.9, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $95 to a reasonably possible upper exposure of $109 as of 30 September 2009.
Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure level could result in an increase to the environmental accrual. Due to the inherent uncertainties related to environmental exposures, a significant increase to the reasonably possible upper exposure level could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or a significant increase in the Company’s proportionate share occurs. While the Company does not expect that any sums it may have to pay in connection with environmental exposures would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for any damage award could have a significant impact on the Company’s net income in the period in which it is recorded.
Pace
At 30 September 2009, $38.3 of the environmental accrual was related to the Pace facility.
In 2006, the Company sold its Amines business, which included operations at Pace, Florida and recognized a liability for retained environmental obligations associated with remediation activities at Pace. The Company is required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue its remediation efforts. The Company estimated that it would take about 20 years to complete the groundwater remediation, and the costs through completion were estimated to range from $42 to $50. As no amount within the range was a better estimate than another, the Company recognized a pretax expense of $42.0 as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the Consolidated Balance Sheets. There has been no change to the estimated exposure range related to the Pace facility.
The Company has implemented many of the remedial corrective measures at the Pace, Florida facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. The Company completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990’s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, the Company completed a focused feasibility study to identify new approaches to more effectively remove contaminants and is seeking the necessary approvals from the FDEP to implement those new approaches.
Piedmont
At 30 September 2009, $22.4 of the environmental accrual was related to the Piedmont site.
On 30 June 2008, the Company sold its Elkton, Maryland and Piedmont, South Carolina production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, the Company recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. Before the sale, which triggered expense recognition, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The Company is required by the South Carolina Department of Health and Environmental Control to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The Company estimated that it would take until 2015 to complete source area remediation and another 15 years thereafter to complete groundwater recovery, with costs through completion estimated to be $24.0. The Company recognized a pretax expense in 2008 of $24.0 as a component of income from discontinued operations and recorded an environmental liability of $24.0 in continuing operations on the Consolidated Balance Sheets. There has been no change to the estimated exposure.
Paulsboro
At 30 September 2009, $16.0 of the environmental accrual was related to the Paulsboro site.
During the first quarter of 2009, management committed to a plan to sell the production facility in Paulsboro, New Jersey and recognized a $16.0 environmental liability associated with this site. The Company is required by the New Jersey state law to investigate and, if contaminated, remediate a site upon its sale. The Company estimates that it will take at least several years to complete the investigation/remediation efforts at this site.

Guarantees and Warranties
The Company is a party to certain guarantee agreements, including debt guarantees of equity affiliates and equity support agreements. These guarantees are contingent commitments that are related to activities of the Company’s primary businesses.
The Company has guaranteed repayment of some additional borrowings of certain unconsolidated equity affiliates. At 30 September 2009, these guarantees have terms in the range of one to nine years, with maximum potential payments of $34.3.
The Company has entered into an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which the Company owns 50%. At 30 September 2009, maximum potential payments under joint and several guarantees were $73.0. Exposures under the guarantee decline over time and are completely extinguished by 2024.
To date, no equity contributions or payments have been required since the inception of these guarantees. The fair value of the above guarantees is not material.
The Company, in the normal course of business operations, has issued product warranties in its Equipment business. Also, contracts often contain standard terms and conditions which typically include a warranty and indemnification to the buyer that the goods and services purchased do not infringe on third-party intellectual property rights. The provision for estimated future costs relating to warranties is not material to the consolidated financial statements.
The Company does not expect that any sum it may have to pay in connection with guarantees and warranties will have a materially adverse effect on its consolidated financial condition, liquidity, or results of operations.
Put Option Agreements
The Company has entered into put option agreements with certain affiliated companies as discussed below. The Company accounts for the put options as contingent liabilities to purchase an asset. Since the inception of these agreements and through 30 September 2009, the Company determined that it was not certain that these options would be exercised by the other shareholders.
In 2008, the Company entered into a put option agreement as part of the purchase of an additional interest in CryoService Limited, a cryogenic and specialty gases company in the U.K. The Company increased its ownership from 25% to 72%. Put options were issued which gave the other shareholders the right to require the Company to purchase their shares of CryoService Limited. The options are effective beginning January 2010 and are exercisable only within a 20-day option period each year. The option price is based on a multiple of earnings formula. The estimated U.S. dollar price of purchasing the remaining stock based on the exchange rate at 30 September 2009 would be approximately $41.
In 1999, the Company made an investment in INOX, an Indian industrial gases company. As part of that transaction, put options were issued which gave the other (joint 50%) shareholders the right to require the Company to purchase their shares (approximately 5.1 million) of INOX (renamed INOXAP) at a predefined price. The other shareholders may give notice to exercise the put option between October and December 2010. The option, if exercised, would be effective on 31 July 2011. The option may also be exercised within six months of the death or permanent incapacity of the current Managing Director of INOXAP. The option price is based on a multiple of earnings formula, but not less than 630 Rupees per share. The U.S. dollar price of purchasing all 5.1 million shares based on the multiple of earnings formula at the 30 September 2009 exchange rate would be approximately $115.
In 2002, the Company entered into a put option agreement as part of the purchase of an additional interest in San Fu Gas Company, Ltd., renamed Air Products San Fu Company, Ltd. (San Fu), an industrial gas company in Taiwan. Currently, the Company has an ownership interest of 74% in San Fu. Put options were issued which give other shareholders the right to sell San Fu stock to the Company at market price when exercised. The options are effective through January 2015 and allow for the sale of all stock owned by other shareholders to the Company. The estimated U.S. dollar price of purchasing the stock owned by other shareholders based on the exchange rate at 30 September 2009 would be approximately $215.

Purchase Obligations
The Company is obligated to make future payments under unconditional purchase obligations as summarized below:

2010	$611.2
2011	119.5
2012	112.3
2013	114.8
2014	120.2
Thereafter	707.2

Total	$1,785.2

Most of the Company’s long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most feedstock supply obligations to customer sales contracts, the Company does not believe these purchase obligations would have a material effect on its financial condition or results of operations.
The above unconditional purchase obligations include other product supply commitments and also electric power and natural gas supply purchase obligations. In addition, purchase commitments to spend approximately $369 for additional plant and equipment are included in the unconditional purchase obligations in 2010.
17. Capital Stock
Authorized capital stock consists of 25 million preferred shares with a par value of $1 per share, none of which was outstanding at 30 September 2009, and 300 million shares of common stock with a par value of $1 per share.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. The Company repurchases shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through a 10b5-1 written repurchase plan established with several brokers. An additional $649.2 in share repurchase authorization remained at 30 September 2009.
18. Share-Based Compensation
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. The Company issues shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. At 30 September 2009, there were 3,629,186 shares available for future grant under the Company’s Long-Term Incentive Plan, which is shareholder approved.
Share-based compensation cost recognized in the income statement is summarized below:

	2009	2008	2007

Cost of sales	$7.9	$8.7	$9.5
Selling and administrative	46.9	47.0	57.0
Research and development	4.1	5.7	4.4
Global cost reduction plan	1.5	—	—

Before-Tax Share-Based Compensation Cost	60.4	61.4	70.9
Income tax benefit	(23.3)	(23.6)	(27.3)

After-Tax Share-Based Compensation Cost	$37.1	$37.8	$43.6

The amount of share-based compensation cost capitalized in 2009, 2008, and 2007 was not material.
Total before-tax share-based compensation cost by type of program was as follows:

	2009	2008	2007

Stock options	$38.3	$36.5	$36.0
Deferred stock units	19.2	22.6	30.2
Restricted stock	2.9	2.3	4.7

Before-Tax Share-Based Compensation Cost	$60.4	$61.4	$70.9

Stock Options
The Company has granted awards of options to purchase common stock to executives, selected employees, and outside directors. The exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options generally vest incrementally over three years, and remain exercisable for ten years from the date of grant. Options have not been issued to directors since 2005. Options outstanding with directors are exercisable six months after the grant date.
The fair value of options granted was estimated using a lattice-based option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock and dividends over the historical period equal to the option term. The expected life represents the period of time that options granted are expected to be outstanding based on an analysis of Company-specific historical exercise data. The range given below results from certain groups of employees exhibiting different behavior. Separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury Strips with terms equal to the expected time of exercise as of the grant date.

	2009	2008	2007

Expected volatility	31.2%	30.4%	30.6%
Expected dividend yield	2.1%	2.1%	2.1%
Expected life (in years)	6.8-8.0	6.8-8.0	7.0-9.0
Risk-free interest rate	3.5%-3.9%	4.5%-4.6%	4.5%-4.7%

The weighted average grant-date fair value of options granted during 2009, 2008, and 2007 was $20.86, $31.84, and $22.45 per option, respectively.
A summary of stock option activity is presented below:

		Weighted Average
Stock Options	Shares (000)	Exercise Price

Outstanding at 30 September 2008	17,537	$49.48
Granted	2,029	66.90
Exercised	(1,672)	32.95
Forfeited	(147)	77.66

Outstanding at 30 September 2009	17,747	$52.79

Exercisable at 30 September 2009	14,567	$48.00

	Weighted Average
	Remaining Contractual	Aggregate Intrinsic
Stock Options	Terms (in years)	Value

Outstanding at 30 September 2009	4.6	$465

Exercisable at 30 September 2009	3.8	$439

The aggregate intrinsic value represents the amount by which the Company’s closing stock price of $77.58 as of 30 September 2009 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable as of that date.
The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $62.1, $138.0, and $218.8, respectively.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of 30 September 2009, there was $10.5 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
Cash received from option exercises during 2009 was $54.4, generating a total tax benefit of $21.9. The excess tax benefit was $13.9 in 2009.

Deferred Stock Units and Restricted Stock
The grant-date fair value of deferred stock units and restricted stock is estimated on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement.
Deferred Stock Units
The Company has granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned on continued employment during the deferral period and may also be conditioned on earn-out against certain performance targets. The deferral period for some units ends after death, disability, or retirement. However, for a portion of the performance-based deferred stock units, the deferral period ends at the end of the performance period (one to three years) or up to two years thereafter. Certain of the performance-based deferred stock units provide for one-half of the earned shares to be paid in cash at the end of the performance period. Additionally, the Company has granted deferred stock units, subject to a three- or four-year deferral period, to selected employees. Deferred stock units issued to directors are paid after service on the Board of Directors ends at the time elected by the director (not to exceed 10 years after service ends).

		Weighted Average
Deferred Stock Units	Shares (000)	Grant-Date Fair Value

Outstanding at 30 September 2008	1,717	$58.94
Granted	378	53.07
Paid out	(381)	51.28
Forfeited/adjustments	(112)	76.56

Outstanding at 30 September 2009	1,602	$58.13

Cash payments made for performance-based deferred stock units were $5.2 in 2009. As of 30 September 2009, there was $23.2 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of deferred stock units paid out during 2009, 2008, and 2007, including shares vested in prior periods, was $22.1, $51.5, and $9.0, respectively.
Restricted Stock
The Company has issued shares of restricted stock to certain officers. Participants are entitled to cash dividends and to vote their respective shares. Shares granted prior to 2007 are subject to forfeiture if employment is terminated other than due to death, disability, or retirement. Shares granted since 2007 vest in four years or upon earlier retirement, death, or disability. The shares are nontransferable while subject to forfeiture.

		Weighted Average
Restricted Stock	Shares (000)	Grant-Date Fair Value

Outstanding at 30 September 2008	85	$70.12
Granted	40	64.01
Vested	—	—
Forfeited	—	—

Outstanding at 30 September 2009	125	$68.16

As of 30 September 2009, there was $1.5 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted average period of 4.4 years. During 2009, no restricted stock vested. The total fair value of restricted stock vested during 2008 and 2007 was $10.8 and $2.7, respectively.

19. Earnings per Share
The calculation of basic and diluted earnings per share (EPS) is as follows:

30 September	2009	2008	2007

Numerator
Used in basic and diluted EPS
Income from continuing operations	$639.9	$1,090.5	$1,019.6
Income (loss) from discontinued operations, net of tax	(8.6)	(180.8)	16.0

Net Income	$631.3	$909.7	$1,035.6

Denominator (in millions)
Weighted average number of common shares used in basic EPS	209.9	212.2	216.2
Effect of dilutive securities:
Employee stock options	2.6	5.9	5.8
Other award plans	1.0	1.1	1.2

	3.6	7.0	7.0

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	213.5	219.2	223.2

Basic EPS
Income from continuing operations	$3.05	$5.14	$4.72
Income (loss) from discontinued operations	(.04)	(.85)	.07

Net Income	$3.01	$4.29	$4.79

Diluted EPS
Income from continuing operations	$3.00	$4.97	$4.57
Income (loss) from discontinued operations	(.04)	(.82)	.07

Net Income	$2.96	$4.15	$4.64

Diluted EPS reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 5.8 million shares, 1.2 million shares, and .8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for 2009, 2008, and 2007, respectively.
20. Income Taxes
The following table shows the components of the provision for income taxes:

	2009	2008	2007

Federal
Current	$88.1	$131.7	$94.0
Deferred	18.1	3.1	(19.0)

	106.2	134.8	75.0

State
Current	35.8	2.8	10.5
Deferred	(20.9)	11.0	7.2

	14.9	13.8	17.7

Foreign
Current	113.7	193.9	169.0
Deferred	(49.5)	22.8	25.5

	64.2	216.7	194.5

	$185.3	$365.3	$287.2

The significant components of deferred tax assets and liabilities are as follows:

30 September	2009	2008

Gross Deferred Tax Assets
Pension and other compensation accruals	$614.9	$383.2
Tax loss carryforwards	78.7	91.1
Tax credits	74.5	65.2
Reserves and accruals	66.6	30.0
Unremitted earnings of foreign entities	—	6.9
Asset impairment	26.9	69.0
Currency losses	80.4	83.0
Other	167.1	110.6
Valuation allowance	(31.9)	(60.7)

Deferred Tax Assets	1,077.2	778.3

Gross Deferred Tax Liabilities
Plant and equipment	896.2	887.0
Employee benefit plans	106.0	89.2
Investment in partnerships	10.5	9.4
Unrealized gain on cost investment	5.8	4.6
Unremitted earnings of foreign entities	2.6	—
Intangible assets	26.1	30.0
Other	111.3	120.3

Deferred Tax Liabilities	1,158.5	1,140.5

Net Deferred Income Tax Liability	$81.3	$362.2

Net current deferred tax assets of $206.6 and net noncurrent deferred tax assets of $71.5 were included in other receivables and current assets and other noncurrent assets at 30 September 2009, respectively. Net current deferred tax assets of $193.3 and net noncurrent deferred tax assets of $71.1 were included in other receivables and current assets and other noncurrent assets at 30 September 2008, respectively.
Foreign and state loss carryforwards as of 30 September 2009 were $230.1 and $235.5, respectively. The foreign losses have expiration periods beginning in 2010. State operating loss carryforwards have expiration periods that range between 2010 and 2029.
The valuation allowance as of 30 September 2009 primarily relates to the tax loss carryforwards referenced above. If events warrant the reversal of the $31.9 valuation allowance, it would result in a reduction of tax expense. The Company believes it is more likely than not that future earnings will be sufficient to utilize the Company’s deferred tax asset, net of existing valuation allowance, at 30 September 2009.
Major differences between the United States federal statutory tax rate and the effective tax rate are:

(Percent of income before taxes)	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1	.8	1.2
Income from equity affiliates	(4.7)	(3.4)	(2.8)
Foreign taxes and credits	(7.5)	(6.3)	(4.4)
Export tax benefit and domestic production	(1.1)	(.6)	(.8)
Tax audit settlements and adjustments	(.8)	—	(2.6)
Donation of investments	—	—	(1.2)
Other	.5	(.4)	(2.4)

Effective Tax Rate after Minority Interest	22.5%	25.1%	22.0%
Minority interest	(.4)	(.4)	(.4)

Effective Tax Rate	22.1%	24.7%	21.6%

In the fourth quarter of 2007, the Company recorded a tax benefit of $11.3, primarily from tax audit settlements and adjustments and related interest income. In June 2007, the Company settled tax audits through fiscal year 2004 with the Internal Revenue Service. This audit settlement resulted in a tax benefit of $27.5 in the third quarter of 2007. For 2007, tax audit settlements and adjustments totaled $38.8.
In the fourth quarter of 2007, a charge related to the Company’s annual reconciliation and analysis of its current and deferred tax assets and liabilities was recorded and is included in tax audit settlements and adjustments in the above table.
The following table summarizes the income of U.S. and foreign operations, before taxes and minority interest:

	2009	2008	2007

Income from continuing operations:
United States	$374.3	$479.5	$583.1
Foreign	350.1	854.3	630.1
Income from equity affiliates	112.2	145.0	114.4

	$836.6	$1,478.8	$1,327.6

The Company does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries and corporate joint ventures as long as those earnings are permanently reinvested in the companies that produced them. These cumulative undistributed earnings are included in retained earnings on the Consolidated Balance Sheets and amounted to $2,991.0 at the end of 2009. An estimated $697.3 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends after payment of all deferred taxes.
At 30 September 2009, the Company had $194.9 of unrecognized tax benefits, including $31.8 for the payment of interest and penalties. Interest and penalties of $2.5 were recognized in 2009. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. At 30 September 2009, $101.6 of the liability for unrecognized tax benefits, if recognized, would impact the effective tax rate.
The Company is currently under examination in a number of tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	2009	2008

Balance, Beginning of Year	$184.1	$116.5
Additions for tax positions of the current year	25.6	58.3
Additions for tax positions of prior years	39.0	20.1
Reductions for tax positions of prior years	(45.2)	(5.2)
Settlements	(5.4)	(4.6)
Statute of limitations expiration	(5.4)	(3.4)
Foreign currency translation	2.2	2.4

Balance, End of Year	$194.9	$184.1

The Company remains subject to examination in the following major tax jurisdictions for the years indicated below.

Major Tax Jurisdiction	Open Tax Fiscal Years

North America
United States	2007–2009
Canada	2006–2009
Europe
United Kingdom	2006–2009
Germany	2006–2009
Netherlands	2005–2009
Poland	2003–2009
Spain	2005–2009
Asia
Taiwan	2004–2009
Korea	2004–2009

21. Supplemental Information

Other Receivables and Current Assets
30 September	2009	2008

Deferred tax assets	$206.6	$193.3
Derivative instruments	54.1	42.4
Other receivables	89.9	89.3
Current capital lease receivables	32.6	24.2
Other	16.6	.2

	$399.8	$349.4

Other Noncurrent Assets
30 September	2009	2008

Restricted cash	$129.0	$214.1
Derivative instruments	25.1	25.8
Other long-term receivables	72.6	10.8
Cost investments	19.4	15.6
Deferred tax assets	71.5	71.1
Prepaid pension benefit cost	8.4	26.6
Other deferred charges	112.0	140.1

	$438.0	$504.1

Payables and Accrued Liabilities
30 September	2009	2008

Trade creditors	$620.3	$755.2
Customer advances	72.6	122.0
Accrued payroll and employee benefits	137.9	203.7
Pension benefits	347.9	123.5
Dividends payable	95.1	92.1
Outstanding payments in excess of certain cash balances	25.2	56.1
Accrued interest expense	59.2	64.9
Derivative instruments	61.3	81.9
Global cost reduction plan accrual	110.4	—
Miscellaneous	130.5	166.2

	$1,660.4	$1,665.6

Deferred Income and Other Noncurrent Liabilities
30 September	2009	2008

Pension benefits	$795.5	$414.0
Postretirement benefits	102.5	87.5
Other employee benefits	105.1	91.9
Contingencies related to uncertain tax positions	193.5	152.8
Advance payments	90.5	99.0
Environmental liabilities	93.4	81.0
Derivative instruments	48.4	33.7
Miscellaneous	93.1	89.3

	$1,522.0	$1,049.2

Accumulated Other Comprehensive Income (Loss)
30 September	2009	2008

Net unrealized holding gain on investments	$10.5	$8.1
Net unrecognized (loss) on derivatives qualifying as hedges	(25.1)	(19.9)
Foreign currency translation adjustments	(179.8)	(28.3)
Pension and postretirement benefits	(967.4)	(509.2)

	$(1,161.8)	$(549.3)

Other Income (Expense), Net	2009	2008	2007

Technology and royalty income	$19.5	$18.6	$15.9
Interest income	7.4	8.2	8.2
Foreign exchange	(3.8)	3.6	(4.5)
Sale of assets and investments	(10.8)	6.5	23.7
Amortization of intangibles	(10.1)	(9.8)	(11.2)
Property damage and related expenses, net of insurance recoveries	4.9	(13.5)	.4
Miscellaneous	15.9	12.2	9.8

	$23.0	$25.8	$42.3

Loss from Property Damage
In the fourth quarter of 2008, a fire at the Company’s Ulsan, Korea nitrogen trifluoride (NF3) production facility required the plant to be shut down. Other income (expense) for fiscal 2008 included a net loss of $14.7 ($10.7 after-tax, or $.05 per share) related to property damage. The net book value of the damaged property was written off and a receivable was recorded for expected property damage insurance recoveries.
During fiscal 2009, the Company received the expected insurance recoveries for property damage of $3.7. Additionally, the Company recorded other income of $4.9 ($3.1 after-tax, or $.01 per share), comprising $2.3 for the receipt of additional proceeds from a business interruption claim and a $2.6 adjustment to the book value of the damaged property.
Additional Income Statement Information
2009 Customer Bankruptcy and Asset Actions
As a result of events which occurred during the third quarter of 2009, the Company recognized a $22.2 charge primarily for the write-off of certain receivables due to a customer bankruptcy. This customer, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection on 6 January 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. At 30 September 2009, the Company had remaining outstanding receivables with the customer of $16.3. At the present time, the Company does not expect to recognize additional charges related to this customer.
Additionally, during the third quarter of 2009, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the Consolidated Income Statements. The customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).

2007 Customer Contract Settlement
In 2007, the Company entered into a settlement with a customer to resolve a dispute related to a dinitrotoluene (DNT) supply agreement. As part of the settlement agreement, the DNT supply agreement was terminated, and certain other agreements between the companies were amended. As a result, the Company recognized a before-tax gain of $36.8 ($23.6 after-tax, or $.11 per share) in 2007.
2007 Donation/Sale of Cost Investment
The Company has a cost-basis investment in a publicly traded foreign company which has been classified as an available-for-sale investment, with holding gains and losses recorded to other comprehensive income, net of income tax. On 19 September 2007, the Company donated 65% of its investment to a tax-exempt charitable organization and sold 15% of its investment for cash. The Company deducted the fair value of the donation in its fiscal 2007 income tax returns. As a result of the donation, the Company recognized a tax benefit of $18.3 in the fourth quarter of 2007 and pretax expense of $4.7 for the carrying value of the investment. As a result of the sale, the Company recognized a pretax gain of $9.7. In combination, the donation and sale had a favorable net impact of $5.0 on operating income, $19.8 on net income, and $.09 on earnings per share.
Additional Cash Flow Information
Cash paid for interest and taxes was as follows:

	2009	2008	2007

Interest (net of amounts capitalized)	$127.6	$159.5	$141.3
Taxes (net of refunds)	124.5	237.2	248.7

Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through 25 November 2009, the date the consolidated financial statements included in this Annual Report on Form 10-K were issued. There were no subsequent events required to be recognized or disclosed in the financial statements.

22. Summary by Quarter (Unaudited)
These tables summarize the unaudited results of operations for each quarter of 2009 and 2008:

2009	First	Second	Third	Fourth	Total

Sales	$2,195.3	$1,955.4	$1,976.2	$2,129.3	$8,256.2
Global cost reduction plan (A)	174.2	—	124.0	—	298.2
Customer bankruptcy (B)	—	—	22.2	—	22.2
Pension settlement (C)	—	—	8.0	2.7	10.7
Operating income (A)(B)(C)(D)	114.1	260.4	143.8	328.0	846.3
Income from continuing operations (A)(B)(C)(D)	90.0	189.3	114.6	246.0	639.9
Income (loss) from discontinued operations (E)	(21.4)	16.3	(1.4)	(2.1)	(8.6)
Net income (A)(B)(C)(D)(E)	68.6	205.6	113.2	243.9	631.3
Basic earnings per common share
Income from continuing operations	.43	.90	.55	1.17	3.05
Income (loss) from discontinued operations	(.10)	.08	(.01)	(.01)	(.04)

Net income	.33	.98	.54	1.16	3.01
Diluted earnings per common share
Income from continuing operations (A)(B)(C)(D)	.42	.89	.54	1.14	3.00
Income (loss) from discontinued operations (E)	(.10)	.08	(.01)	(.01)	(.04)

Net income (A)(B)(C)(D)(E)	.32	.97	.53	1.13	2.96
Dividends declared per common share	.44	.45	.45	.45	1.79
Market price per common share: High	68.51	60.20	69.93	80.60
Low	41.46	43.44	54.73	60.52

(A)	First quarter after-tax impact of $116.1, or $.55 per share, third quarter after-tax impact of $84.2, or $.39 per share.

(B)	After-tax impact of $14.5, or $.07 per share.

(C)	Third quarter after-tax impact of $5.0, or $.02 per share.

(D)	Third quarter included a charge of $9.9 ($6.5 after-tax, or $.03 per share) for other asset actions, which consisted of the closure of certain manufacturing facilities.

(E)	First quarter included an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges.

Second quarter included an additional tax benefit of $16.7, or $.08 per share, associated with previously recognized impairment charges.

2008	First	Second	Third	Fourth	Total

Sales	$2,407.4	$2,542.7	$2,749.7	$2,714.7	$10,414.5
Pension settlement (A)	1.4	26.3	1.0	1.6	30.3
Operating income (A)(B)	380.4	348.6	393.7	373.1	1,495.8
Income from continuing operations (A)(B)	262.3	259.8	295.0	273.4	1,090.5
Income (loss) from discontinued operations (C)	1.4	54.5	(224.9)	(11.8)	(180.8)
Net income (A)(B)(C)	263.7	314.3	70.1	261.6	909.7
Basic earnings per common share
Income from continuing operations	1.22	1.22	1.40	1.30	5.14
Income (loss) from discontinued operations	.01	.26	(1.07)	(.06)	(.85)

Net income	1.23	1.48	.33	1.24	4.29
Diluted earnings per common share
Income from continuing operations (A)(B)	1.18	1.18	1.35	1.26	4.97
Income (loss) from discontinued operations (C)	.01	.25	(1.03)	(.05)	(.82)

Net income (A)(B)(C)	1.19	1.43	.32	1.21	4.15
Dividends declared per common share	.38	.44	.44	.44	1.70
Market price per common share: High	105.02	98.80	106.06	100.14
Low	92.05	80.73	92.20	65.05

(A)	Second quarter after-tax impact of $16.5, or $.08 per share.

(B)	Fourth quarter included a net loss of $14.7 ($10.7 after-tax, or $.05 per share) related to property damage at an NF3 production facility in Korea.

(C)	Second quarter included a gain of $89.5 ($57.7 after-tax, or $.26 per share) for the sale of the Company’s interest in its VAE polymers joint ventures to Wacker Chemie AG.

Third quarter included an impairment charge of $314.8 ($237.0 after-tax, or $1.09 per share) related to the U.S. Healthcare business, and a gain of $30.5 ($18.5 after-tax, or $.08 per share) in connection with the sale of the Elkton and Piedmont facilities which completed the disposal of the Company’s Polymer Emulsions business.

Fourth quarter included a charge of $14.4 ($9.2 after-tax, or $.04 per share) for the write-down of the U.S. Healthcare business to net realizable value.
23. Business Segment and Geographic Information
The Company’s segments are organized based on differences in product and/or type of customer. The Company has four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.
Merchant Gases
The Merchant Gases segment sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air), process gases such as hydrogen and helium (purchased or refined from crude helium), and medical and specialty gases, along with certain services and equipment, throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, healthcare, steel, general manufacturing, and petroleum and natural gas industries. There are four principal types of products: liquid bulk, packaged gases, small on-site plants, and healthcare products. Most merchant product is delivered via bulk supply, in liquid or gaseous form, by tanker or tube trailer. Smaller quantities of industrial, specialty, and medical gases are delivered in cylinders and dewars as “packaged gases,” or through small on-sites (cryogenic or noncryogenic generators). Through its healthcare business, the Company offers respiratory therapies, home medical equipment, and infusion services, primarily in Europe. Electricity is the largest cost component in the production of atmospheric gases. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas prices through pricing formulas and surcharges. Merchant Gases competes worldwide against global industrial gas companies and several regional sellers. Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications. Competition in the healthcare business involves price, quality, service, and reliability of supply.

Tonnage Gases
Tonnage Gases provides hydrogen, carbon monoxide, nitrogen, oxygen, and syngas principally to the energy production and refining, chemical, and metallurgical industries worldwide. The Tonnage Gases segment also includes the Company’s Polyurethane Intermediates (PUI) business. The PUI business markets toluene diamine to customers under long-term contracts. For large-volume, or “tonnage” industrial gas users, the Company either constructs a gas plant adjacent to or near the customer’s facility—hence the term “on-site”—or delivers product through a pipeline from a nearby location. The Company is the world’s largest provider of hydrogen, which is used by refiners to lower the sulfur content of gasoline and diesel fuels to reduce smog and ozone depletion. Electricity is the largest cost component in the production of atmospheric gases, and natural gas is the principal raw material for hydrogen, carbon monoxide, and syngas production. The Company mitigates energy and natural gas price changes through its long-term cost pass-through type contracts. Tonnage Gases competes against global industrial gas companies, as well as regional competitors. Competition is based primarily on price, reliability of supply, the development of applications that use industrial gases and, in some cases, provision of other services or products such as power and steam generation. The Company also derives a competitive advantage from its pipeline networks which enable it to provide reliable and economic supply of products to customers.
Electronics and Performance Materials
The Electronics and Performance Materials segment employs applications technology to provide solutions to a broad range of global industries through expertise in chemical synthesis, analytical technology, process engineering, and surface science. This segment provides specialty and tonnage gases, specialty chemicals, services, and equipment to the electronics industry for the manufacture of silicon and compound semiconductors, LCD and other displays, and photovoltaic devices. The segment also provides performance chemical solutions for the coatings, inks, adhesives, civil engineering, personal care, institutional and industrial cleaning, mining, oil field, polyurethane, and other industries. The Electronics and Performance Materials segment faces competition on a product-by-product basis against competitors ranging from niche suppliers with a single product to larger and more vertically integrated companies. Competition is principally conducted on the basis of price, quality, product performance, reliability of product supply, technical innovation, service, and global infrastructure.
Equipment and Energy
The Equipment and Energy segment designs and manufactures cryogenic and gas processing equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution, and serves energy markets in a variety of ways. Equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulphurization facilities, its development of hydrogen as an energy carrier, and oxygen-based technologies to serve energy markets in the future. Equipment and Energy competes with a great number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.
Other
Other operating income includes other expense and income which cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.
Other assets include cash, restricted cash, deferred tax assets, pension assets, financial instruments, and corporate assets previously allocated to businesses now reported as discontinued operations.
Customers
The Company has a large number of customers, and no single customer accounts for a significant portion of annual sales.

Accounting Policies
The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of segments based upon reported segment operating income. Operating income of the business segments includes general corporate expenses. Intersegment sales are not material and are recorded at selling prices that approximate market prices. Equipment manufactured for the Company’s industrial gas business is generally transferred at cost and not reflected as an intersegment sale. Long-lived assets include investment in net assets of and advances to equity affiliates, net plant and equipment, goodwill, and net intangible assets.
Business Segments
Business segment information is shown below:

Revenue from External Customers	2009	2008	2007

Merchant Gases	$3,610.6	$4,192.7	$3,556.9
Tonnage Gases	2,573.6	3,574.4	2,936.7
Electronics and Performance Materials	1,582.2	2,209.3	2,068.7
Equipment and Energy	489.8	438.1	585.9

Segment and Consolidated Totals	$8,256.2	$10,414.5	$9,148.2

Operating Income	2009	2008	2007

Merchant Gases	$661.2	$789.5	$656.4
Tonnage Gases	399.6	482.6	426.4
Electronics and Performance Materials	101.6	245.9	229.2
Equipment and Energy	42.2	38.9	76.8

Segment Total	$1,204.6	$1,556.9	$1,388.8
Global cost reduction plan (A)	(298.2)	—	(13.7)
Customer bankruptcy and asset actions	(32.1)	—	—
Customer contract settlement	—	—	36.8
Pension settlement	(10.7)	(30.3)	(10.3)
Other	(17.3)	(30.8)	(26.0)

Consolidated Total	$846.3	$1,495.8	$1,375.6

(A)	Information about how this charge related to the businesses at the segment level is discussed in Note 3.

Depreciation and Amortization	2009	2008	2007

Merchant Gases	$372.3	$370.2	$332.0
Tonnage Gases	272.2	278.9	271.0
Electronics and Performance Materials	178.2	208.0	171.7
Equipment and Energy	15.9	11.8	14.1

Segment Total	$838.6	$868.9	$788.8
Other	1.7	.1	1.0

Consolidated Total	$840.3	$869.0	$789.8

Equity Affiliates’ Income	2009	2008	2007

Merchant Gases	$98.3	$131.8	$97.8
Other segments	13.9	13.2	16.6

Segment and Consolidated Totals	$112.2	$145.0	$114.4

Total Assets	2009	2008	2007

Merchant Gases	$5,630.8	$5,565.9	$5,081.7
Tonnage Gases	3,672.0	3,397.8	3,387.7
Electronics and Performance Materials	2,299.1	2,388.8	2,481.2
Equipment and Energy	333.8	328.3	393.2

Segment Total	$11,935.7	$11,680.8	$11,343.8
Other	1,088.4	775.2	402.5
Discontinued operations	5.0	115.3	913.2

Consolidated Total	$13,029.1	$12,571.3	$12,659.5

Investment in and Advances to Equity Affiliates	2009	2008	2007

Merchant Gases	$713.8	$684.3	$642.3
Other segments	154.3	138.3	135.8

Segment and Consolidated Totals	$868.1	$822.6	$778.1

Identifiable Assets	2009	2008	2007

Merchant Gases	$4,917.0	$4,881.6	$4,439.4
Tonnage Gases	3,597.8	3,335.4	3,328.4
Electronics and Performance Materials	2,249.5	2,341.0	2,435.3
Equipment and Energy	303.3	300.2	362.6

Segment Total	$11,067.6	$10,858.2	$10,565.7
Other	1,088.4	775.2	402.5
Discontinued operations	5.0	115.3	845.3

Consolidated Total	$12,161.0	$11,748.7	$11,813.5

Expenditures for Long-Lived Assets	2009	2008	2007

Merchant Gases	$515.4	$593.0	$888.6
Tonnage Gases	556.5	387.9	435.9
Electronics and Performance Materials	165.2	198.8	210.5
Equipment and Energy	9.8	2.3	9.9

Segment Total	$1,246.9	$1,182.0	$1,544.9
Other	1.1	1.7	1.6

Consolidated Total	$1,248.0	$1,183.7	$1,546.5

Geographic Information
Geographic information is presented below:

Revenues from External Customers	2009	2008	2007

United States	$3,779.8	$4,845.1	$4,487.6
Canada	238.6	241.2	185.1
Europe	2,765.1	3,448.0	2,873.5
Asia	1,294.2	1,661.3	1,436.9
Latin America	178.5	218.9	165.1

	$8,256.2	$10,414.5	$9,148.2

Long-Lived Assets	2009	2008	2007

United States	$3,180.7	$3,017.0	$3,007.4
Canada	535.2	441.9	442.5
Europe	2,873.3	3,048.6	2,949.5
Asia	1,973.0	1,815.3	1,769.7
Latin America	261.1	255.0	224.1
All other	83.0	77.3	81.0

	$8,906.3	$8,655.1	$8,474.2

Geographic information is based on country of origin. Included in United States revenues are export sales to unconsolidated customers of $510.2 in 2009, $629.1 in 2008, and $677.3 in 2007. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of 30 September 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have occurred during the quarter ended 30 September 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting is provided under Item 8 appearing above. The report of KPMG LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting, is also provided under Item 8 appearing above.
ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The biographical information relating to the Company’s directors, appearing in the Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders (the 2010 Proxy Statement) under the section “The Board of Directors,” is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.
Information on Section 16(a) Beneficial Ownership Reporting Compliance, appearing in the 2010 Proxy Statement under the section “Air Products Stock Beneficially Owned by Officers and Directors,” is incorporated herein by reference.
The Company has adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller. The Code of Conduct can be found at the Company’s Internet website at www.airproducts.com/Responsibility/Governance/Code_of_Conduct/EmployeeCodeofConduct/message.htm.
Information on the Company’s procedures regarding its consideration of candidates recommended by shareholders and a procedure for submission of such candidates, appearing in the 2010 Proxy Statement under the section “Selection of Directors,” is incorporated by reference. Information on the Company’s Audit Committee and its Audit Committee Financial Expert, appearing in the 2010 Proxy Statement under the section “Audit Committee,” is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under “Compensation of Executive Officers” which includes “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” and “Information About Stock Ownership,” appearing in the 2010 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the sections headed “Persons Owning More than 5% of Air Products Stock as of September 30, 2009,” “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2009,” and “Equity Compensation Plan Information,” appearing in the Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing in the 2010 Proxy Statement under the sections “Director Independence” and “Transactions with Related Persons” is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing in the 2010 Proxy Statement under the section “Fees of Independent Registered Public Accountant,” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

(1)	The Company’s 2009 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)	Financial Statement Schedules—the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2009 consolidated financial statements.

	Schedule II Valuation and Qualifying Accounts for the three fiscal years ended 30 September 2009	95

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)	Exhibits—The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 96 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC. (Registrant)
By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: 25 November 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John E. McGlade (John E. McGlade)	25 November 2009
Director, Chairman, President, and
Chief Executive Officer
(Principal Executive Officer)

/s/ M. Scott Crocco (M. Scott Crocco)	25 November 2009
Vice President and Corporate Controller
(Principal Accounting Officer)

* (Mario L. Baeza)	25 November 2009
Director

* (William L. Davis, III)	25 November 2009
Director

* (Michael J. Donahue)	25 November 2009
Director

* (Ursula O. Fairbairn)	25 November 2009
Director

* (W. Douglas Ford)	25 November 2009
Director

* (Edward E. Hagenlocker)	25 November 2009
Director

* (Evert Henkes)	25 November 2009
Director

Signature and Title	Date

* (Margaret G. McGlynn)	25 November 2009
Director

* (Charles H. Noski)	25 November 2009
Director

* (Lawrence S. Smith)	25 November 2009
Director

*	Mary T. Afflerbach, Corporate Secretary and Chief Governance Officer, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Mary T. Afflerbach
Mary T. Afflerbach
Attorney-in-Fact

Date: 25 November 2009

SCHEDULE II
CONSOLIDATED
AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended 30 September 2009, 2008, and 2007

				Other Changes
		Additions		Increase (Decrease)
	Balance at		Charged	Cumulative		Balance
	Beginning	Charged to	to Other	Translation		at End of
Description	of Period	Expense	Accounts	Adjustment	Other (A)	Period
(in millions of dollars)
Year Ended 30 September 2009
Allowance for doubtful accounts	$36	$24	$14	$1	$(10)	$65
Allowance for deferred tax assets	61	(30)	—	1	—	32

Year Ended 30 September 2008
Allowance for doubtful accounts	$33	$10	$4	$—	$(11)	$36
Allowance for deferred tax assets	33	36	—	—	(8)	61

Year Ended 30 September 2007
Allowance for doubtful accounts	$29	$7	$4	$1	$(8)	$33
Allowance for deferred tax assets	37	(3)	—	(1)	—	33

Note:

(A)	Primarily write-offs of uncollectible trade receivable accounts and tax valuation allowances.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 24 November 2008.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

(4)	Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1	Indenture, dated as of January 18, 1985, between the Company and The Chase Manhattan Bank (National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-36974.)*

4.2	Indenture, dated as of January 10, 1995, between the Company and The Bank of New York Trust Company, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-57357.)*

(10)	Material Contracts.

10.1	1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1989.)*

10.2	Stock Option Program for Directors of the Company, formerly known as the Stock Option Plan for Directors. Effective 23 January 2003, this Plan was combined with the Long-Term Incentive Plan and offered as a program thereunder. (Filed as Exhibit 10.5 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2004.)*

10.3	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans dated as of 1 August 1999. (Filed as Exhibit 10.13 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.3(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans, adopted 1 January 2000. (Filed as Exhibit 10.13(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

10.3(b)	Amendment No. 2 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Benefit Pension Plans, adopted 11 April 2007. (Filed as Exhibit 10.7(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2007.)*

10.4	Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan dated as of 1 August 1999. (Filed as Exhibit 10.14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1999.)*

10.4(a)	Amendment No. 1 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Supplementary Savings Plan, adopted 1 January 2000. (Filed as Exhibit 10.14(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2000.)*

Exhibit No.	Description

10.4(b)	Amendment No. 2 to the Amended and Restated Trust Agreement by and between the Company and PNC Bank, N.A. relating to the Defined Contribution Plans, adopted 11 April 2007. (Filed as Exhibit 10.8(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2007.)*

10.5	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for the FY 2004 awards. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2003.)*

10.6	Annual Incentive Plan as Amended and Restated Effective 1 October 2008. (Filed as Exhibit 10.7 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.7	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.8	Form of Award Agreement under the Long-Term Incentive Plan of the Company used for the FY 2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.9	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

10.10	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2006 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2005.)*

10.11	Amended and Restated Long-Term Incentive Plan of the Company, effective 26 January 2006. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 March 2006.)*

10.11(a)	Amendments to the Amended and Restated Long-Term Incentive Plan of the Company dated 18 May 2006 and 21 September 2006. (Filed as Exhibit 10.22(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2006.)*

10.11(b)	Amendment to the Amended and Restated Long-Term Incentive Plan of the Company dated 17 May 2007. (Filed as Exhibit 10.17(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2008.)*

10.11(c)	Amendment to the Amended and Restated Long-Term Incentive Plan of the Company dated 1 January 2008. (Filed as Exhibit 10.17(c) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2008.)*

10.12	Compensation Program for Directors effective 1 October 2008. (Filed as Exhibit 10.20 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2008.)*

10.13	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2007 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2006.)*

10.14	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 October 2006 to reflect amendments through 30 September 2007. (Filed as Exhibit 10.27 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2007.)*

10.14(a)	Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan, as Amended and Restated Effective 1 October 2006. (Filed as Exhibit 10.6 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.15	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2007.)*

10.16	Form of Change in Control Severance Agreement for Corporate Executive Committee. (Filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on 20 December 2007.)*

Exhibit No.	Description

10.17	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2009 Awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2008.)*

10.18	Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.18(a)	Amendment No. 1 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.18(b)	Amendment No. 2 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.4 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.18(c)	Amendment No. 3 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.5 to the Company’s Form 10-Q Report for the period ended 31 March 2009.)*

10.19	Corporate Executive Committee Separation Program as Amended Effective as of March 18, 2009.

10.20	Deferred Compensation Plan as Amended and Restated January 1, 2009.

12	Computation of Ratios of Earnings to Fixed Charges.

14	Code of Conduct. (Filed as Exhibit 14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.

†	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.