Form 10-Q
period 2009-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2010-01-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 19 January 2010
Common Stock, $1 par value	212,152,350

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets — 31 December 2009 and 30 September 2009	3
Consolidated Income Statements — Three Months Ended 31 December 2009 and 2008	4
Consolidated Comprehensive Income Statements — Three Months Ended 31 December 2009 and 2008	5
Consolidated Statements of Cash Flows — Three Months Ended 31 December 2009 and 2008	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6. Exhibits	29
Signatures	30
Exhibit Index	31
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of dollars, except for share data)	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash items	$323.0	$488.2
Trade receivables, less allowances for doubtful accounts	1,377.8	1,363.2
Inventories	522.6	509.6
Contracts in progress, less progress billings	132.2	132.3
Prepaid expenses	136.8	99.7
Other receivables and current assets	286.6	399.8
Current assets of discontinued operations	4.2	5.0

TOTAL CURRENT ASSETS	2,783.2	2,997.8

INVESTMENT IN NET ASSETS OF AND ADVANCES TO EQUITY AFFILIATES	878.2	868.1
PLANT AND EQUIPMENT, at cost	15,957.2	15,751.3
Less: Accumulated depreciation	9,012.0	8,891.7

PLANT AND EQUIPMENT, net	6,945.2	6,859.6

GOODWILL	912.2	916.0
INTANGIBLE ASSETS, net	259.5	262.6
NONCURRENT CAPITAL LEASE RECEIVABLES	717.7	687.0
OTHER NONCURRENT ASSETS	418.5	438.0

TOTAL ASSETS	$12,914.5	$13,029.1

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	$1,378.5	$1,660.4
Accrued income taxes	43.9	42.9
Short-term borrowings	269.1	333.8
Current portion of long-term debt	444.5	452.1
Current liabilities of discontinued operations	8.9	14.4

TOTAL CURRENT LIABILITIES	2,144.9	2,503.6

LONG-TERM DEBT	3,705.1	3,715.6
DEFERRED INCOME AND OTHER NONCURRENT LIABILITIES	1,509.4	1,522.0
DEFERRED INCOME TAXES	371.0	357.9

TOTAL LIABILITIES	7,730.4	8,099.1

COMMITMENTS AND CONTINGENCIES — SEE NOTE 10
EQUITY
Common stock (par value $1 per share; 2010 and 2009 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	809.7	822.9
Retained earnings	7,389.8	7,234.6
Accumulated other comprehensive income (loss)	(1,115.2)	(1,161.8)
Treasury stock, at cost (2010 — 37,303,234 shares; 2009 — 38,195,320 shares)	(2,299.8)	(2,353.2)

TOTAL AIR PRODUCTS SHAREHOLDERS’ EQUITY	5,033.9	4,791.9
NONCONTROLLING INTERESTS	150.2	138.1

TOTAL EQUITY	5,184.1	4,930.0

TOTAL LIABILITIES AND EQUITY	$12,914.5	$13,029.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars, except for share data)	2009	2008

SALES	$2,173.5	$2,195.3
Cost of sales	1,568.6	1,629.7
Selling and administrative	244.1	247.0
Research and development	27.2	33.2
Global cost reduction plan	—	174.2
Other income, net	11.4	2.9

OPERATING INCOME	345.0	114.1
Equity affiliates’ income	26.9	24.5
Interest expense	31.6	36.5

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	340.3	102.1
Income tax provision	83.5	7.1

INCOME FROM CONTINUING OPERATIONS	256.8	95.0
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(21.4)

NET INCOME	256.8	73.6

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5.0	5.0

NET INCOME ATTRIBUTABLE TO AIR PRODUCTS	$251.8	$68.6

NET INCOME ATTRIBUTABLE TO AIR PRODUCTS

Income from continuing operations	$251.8	$90.0
Loss from discontinued operations	—	(21.4)

Net Income Attributable to Air Products	$251.8	$68.6

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.19	$.43
Loss from discontinued operations	—	(.10)

Net Income Attributable to Air Products	$1.19	$.33

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.16	$.42
Loss from discontinued operations	—	(.10)

Net Income Attributable to Air Products	$1.16	$.32

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING (in millions)	211.7	209.4

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (in millions)	217.0	212.1

DIVIDENDS DECLARED PER COMMON SHARE — Cash	$.45	$.44

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2009	2008

NET INCOME	$256.8	$73.6

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Translation adjustments, net of tax (benefit) of $8.3 and $(16.0)	34.9	(321.0)
Net (loss) gain on derivatives, net of tax (benefit) of $(1.1) and $9.2	(2.4)	11.9
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $.1 and $(.6)	.1	(1.1)
Reclassification adjustments:
Currency translation adjustment	—	(3.2)
Derivatives, net of tax (benefit) of $.8 and $(9.7)	2.5	(14.4)
Pension and postretirement benefits, net of tax of $6.5 and $1.3	12.4	2.8

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	47.5	(325.0)

COMPREHENSIVE INCOME (LOSS)	304.3	(251.4)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5.9	1.8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AIR PRODUCTS	$298.4	$(253.2)

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2009	2008

OPERATING ACTIVITIES
Net Income	$256.8	$73.6
Less: Net income attributable to noncontrolling interests	5.0	5.0

Net income attributable to Air Products	251.8	68.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	217.1	200.6
Impairment of assets of continuing operations	.6	32.1
Impairment of assets of discontinued operations	—	48.7
Deferred income taxes	115.3	(.6)
Undistributed earnings of unconsolidated affiliates	(8.4)	(10.9)
Loss on sale of assets and investments	.4	1.9
Share-based compensation	7.7	17.5
Noncurrent capital lease receivables	(30.7)	(37.0)
Other adjustments	30.1	(5.6)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(27.0)	101.7
Inventories	(18.1)	(53.7)
Contracts in progress	9.3	(6.6)
Other receivables	11.8	(74.2)
Payables and accrued liabilities	(289.9)	(42.9)
Other working capital	(76.1)	(40.4)

CASH PROVIDED BY OPERATING ACTIVITIES (a)	193.9	199.2

INVESTING ACTIVITIES
Additions to plant and equipment	(288.8)	(291.7)
Acquisitions, less cash acquired	(9.9)	(1.6)
Investment in and advances to unconsolidated affiliates	(3.0)	(.1)
Proceeds from sale of assets and investments	13.1	18.9
Proceeds from sale of discontinued operations	—	.9
Change in restricted cash	13.2	(31.7)

CASH USED FOR INVESTING ACTIVITIES	(275.4)	(305.3)

FINANCING ACTIVITIES
Long-term debt proceeds	53.1	109.0
Payments on long-term debt	(26.0)	(41.4)
Net (decrease) increase in commercial paper and short-term borrowings	(51.6)	145.7
Dividends paid to shareholders	(95.1)	(92.1)
Proceeds from stock option exercises	27.7	1.1
Excess tax benefit from share-based compensation	8.2	.6

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(83.7)	122.9

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(1.8)

(Decrease) Increase in Cash and Cash Items	(165.2)	15.0
Cash and Cash Items — Beginning of Year	488.2	103.5

Cash and Cash Items — End of Period	$323.0	$118.5

(a) Pension plan contributions	$255.7	$42.6
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars, except for share data)
1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2009 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first three months of 2010 other than those detailed in Note 2.
The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “Company,” “Air Products,” or “registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in the Company’s latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
The Company has evaluated subsequent events for potential recognition and/or disclosure through 26 January 2010, the date the consolidated financial statements included in this report on Form 10-Q were issued. There were no subsequent events required to be recognized or disclosed in the financial statements.
2. NEW ACCOUNTING GUIDANCE
Guidance Implemented
Business Combinations
In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, the guidance requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction. If a business combination is achieved in stages, the previously-held ownership interest is adjusted to fair value at the acquisition date, and any resulting gain or loss is recognized in earnings. Contingent consideration is recognized at fair value at the acquisition date, and restructuring and acquisition-related costs are expensed as incurred. The fair value of assets and liabilities acquired, including uncertain tax positions, can be adjusted during the measurement period. Any adjustments after the measurement period, which cannot exceed one year, will be recognized in earnings. This guidance was effective for the Company on 1 October 2009 and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. During the three months ended 31 December 2009, the Company did not enter into any significant business combinations.
Noncontrolling Interests
In December 2007, the FASB issued authoritative guidance that establishes the accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires entities to report noncontrolling interests in subsidiaries separately within equity in the consolidated balance sheets. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and noncontrolling interests. Changes in a parent’s ownership interests while the parent retains control are treated as equity transactions. If a parent loses control of a subsidiary, any retained noncontrolling interests would be measured at fair value with any gain or loss recognized in earnings. This guidance was effective for the Company on 1 October 2009 and will be applied prospectively, except for the presentation and disclosure requirements related to noncontrolling interests, which are applied retrospectively for all periods presented. The Company’s financial statements have been updated to reflect the new presentation. Prior year amounts have been reclassified to conform to the current year presentation.
Fair Value Measurements
In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective 1 October 2008, the Company adopted this guidance for financial assets and liabilities and any other assets and liabilities that are recognized and disclosed at fair value on a recurring basis. The requirement for other nonfinancial assets and liabilities was effective on 1 October 2009 for the Company. The adoption of this guidance did not impact the Company’s consolidated financial statements. During the three months ended 31 December 2009, the Company did not measure any significant nonfinancial assets or nonfinancial liabilities at fair value.
New Guidance to Be Implemented
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
Consolidation of Variable Interest Entities
In June 2009, the FASB issued authoritative guidance that amends previous guidance for determining whether an entity is a variable interest entity (VIE). It requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. This guidance is effective for the Company beginning in fiscal year 2011. The Company is currently evaluating the impact of this guidance.
Multiple-Deliverable Revenue Arrangements
In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company is currently evaluating the impact of this guidance.
3. GLOBAL COST REDUCTION PLAN
In the first quarter of 2009, the results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for the global cost reduction plan. For additional information on this charge, as well as a subsequent charge for the plan in the third quarter of 2009, refer to the Company’s 2009 Form 10-K.
The planned actions associated with the global cost reduction plan are expected to be substantially completed within one year of when the related charges were recognized. As of 31 December 2009, the majority of the planned actions associated with the first quarter 2009 charge were completed, with the exception of certain position eliminations and/or associated benefit payments. These actions are expected to be completed in the second quarter of 2010.
During the first quarter of 2010, the Company revised its estimate of the costs associated with the 2009 global cost reduction plan. The unfavorable impact of additional severance and other benefits was offset by a favorable variance related to completed business exits and asset management actions. The adjustment to the charge was excluded from segment operating profit and did not have a material impact on any individual segment.
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan:

			Asset
	Severance and		Impairments/
	Other Benefits		Other Costs	Total

First quarter 2009 charge	$120.0		$54.2	$174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (a)	—		(16.0)	(16.0)
Noncash items	(33.8	) (b)	(66.1)	(99.9)
Cash expenditures	(75.3)		(.9)	(76.2)
Currency translation adjustment	4.3		—	4.3

30 September 2009	$105.2		$5.2	$110.4
Adjustment to charge	6.6		(6.6)	—
Noncash items	(3.5	) (b)	2.4	(1.1)
Cash expenditures	(34.4)		—	(34.4)
Currency translation adjustment	(1.1)		—	(1.1)

31 December 2009	$72.8		$1.0 (c)	$73.8

(a)	Reflected in accrual for environmental obligations. See Note 10.

(b)	Primarily pension-related costs which are reflected in the accrual for pension benefits.

(c)	Relates to costs associated with the sale of an asset which is expected to be paid in the second quarter of 2010.
4. DISCONTINUED OPERATIONS
In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.
In the first quarter of 2009, the U.S. Healthcare business generated sales of $48.2 and income from operations, net of tax, of $.7. In addition, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges. Assets and liabilities classified as discontinued operations for the U.S. Healthcare business were $4.2 and $8.9, respectively, at 31 December 2009 and $5.0 and $14.4, respectively, at 30 September 2009.
5. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2009	2009

Inventories at FIFO Cost
Finished goods	$410.4	$405.5
Work in process	24.1	20.9
Raw materials and supplies	155.8	151.1

	590.3	577.5
Less: Excess of FIFO cost over LIFO cost	(67.7)	(67.9)

	$522.6	$509.6

FIFO cost approximates replacement cost. The Company’s inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2009 are as follows:

	30 September	Currency	31 December
	2009	Translation	2009

Merchant Gases	$601.3	$(4.7)	$596.6
Tonnage Gases	16.3	.1	16.4
Electronics and Performance Materials	298.4	.8	299.2

	$916.0	$(3.8)	$912.2

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
Option Contracts
In certain limited situations, the Company enters into option contracts to manage cash flow exposures to foreign currency fluctuations. Similar to forward contracts, these instruments are evaluated for hedge accounting treatment and are recognized on the balance sheet at fair value. As of 31 December 2009 and 30 September 2009, there were no outstanding option contracts.

The table below summarizes the Company’s outstanding currency price risk management instruments:

	31 December 2009		30 September 2009
	US$	Years Average	US$	Years Average
	Notional	Maturity	Notional	Maturity

Forward exchange contracts:
Cash flow hedges	$1,809.8	.5	$1,799.3	.8
Net investment hedges	902.1	2.9	873.6	3.5
Fair value hedges	—	—	2.7	.4
Hedges not designated	349.4	.3	330.3	.6

Total Forward Exchange Contracts	$3,061.3	1.2	$3,005.9	1.6

In addition to the above, the Company uses foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The designated foreign currency denominated debt includes €1,013.0 at 31 December 2009 and 30 September 2009. The designated intercompany loans include €437.0 at 31 December 2009 and 30 September 2009.
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
The following table summarizes the Company’s outstanding interest rate swaps and cross currency interest rate swaps:

	31 December 2009			30 September 2009
	US$		Average	US$		Average
	Notional	Pay %	Receive %	Notional	Pay %	Receive %

Interest rate swaps (fair value hedge)	$424.2	6 month LIBOR	3.99%	$327.2	6 month LIBOR	4.47%

Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	$32.2	5.54%	5.48%

Commodity Price Risk Management
The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. As of 31 December 2009, the Company did not have outstanding commodity swap contracts. At 30 September 2009, the Company had outstanding contracts hedging the changes in the market price of energy with a notional value of $18.5 and with an average maturity of .2 years.
The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives:

		31 December	30 September		31 December	30 September
		2009	2009		2009	2009
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$31.1	$48.8	Accrued liabilities	$34.0	$55.1
Interest rate swap contracts	Other receivables	6.9	—	Accrued liabilities	.9	.4
Commodity swap contracts	Other receivables	—	4.3	Accrued liabilities	—	2.4
Foreign exchange contracts	Other noncurrent assets	10.1	10.0	Other noncurrent liabilities	36.1	45.4
Interest rate swap contracts	Other noncurrent assets	6.7	15.1	Other noncurrent liabilities	3.5	3.0

Total Derivatives Designated as Hedging Instruments		$54.8	$78.2		$74.5	$106.3

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$2.4	$1.0	Accrued liabilities	$1.0	$3.4

Total Derivatives		$57.2	$79.2		$75.5	$109.7

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, provides additional disclosures regarding fair value measurements, and discusses the Company’s counterparty risk.
The table below summarizes the gain or loss related to the Company’s cash flow, net investment, and non-designated hedges. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Three Months Ended 31 December
	Forward Exchange Contract		Foreign Currency Debt		Other (a)		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Cash Flow Hedges:
Net (gain) loss recognized in OCI (effective portion)	$2.2	$(14.9)	$—	$—	$.2	$3.0	$2.4	$(11.9)
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(2.8)	(3.7)	—	—	1.8	.5	(1.0)	(3.2)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(1.5)	17.6	—	—	—	—	(1.5)	17.6

Net Investment Hedges:
Net (gain) loss recognized in OCI	$(8.6)	$(13.7)	$(18.7)	$(15.3)	$.3	$(4.5)	$(27.0)	$(33.5)

Derivatives Not Designated as Hedging Instruments:
Net loss recognized in other (income) expense (b)	$1.0	$2.0	$—	$—	$—	$—	$1.0	$2.0

(a)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts, interest rate swaps, and currency option contracts.

(b)	The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require the Company to maintain a credit rating of at least A- from Standard & Poor’s and A3 from Moody’s. If the Company’s credit rating falls below these levels, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $23.0 as of 31 December 2009 and $35.0 as of 30 September 2009. Because of the Company’s current credit rating of A from Standard & Poor’s and A2 from Moody’s, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
The Company executes all derivative transactions with counterparties that are highly rated financial institutions and all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below A- from Standard & Poor’s or A3 from Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $4.3 as of 31 December 2009 and $14.7 as of 30 September 2009. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.
8. FAIR VALUE MEASUREMENTS
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

The carrying values and fair values of financial instruments were as follows:

	31 December 2009		30 September 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Derivatives
Foreign exchange contracts	$43.6	$43.6	$59.8	$59.8
Interest rate swap contracts	13.6	13.6	15.1	15.1
Commodity swap contracts	—	—	4.3	4.3
Other investments	19.5	19.5	19.4	19.4

Liabilities
Derivatives
Foreign exchange contracts	$71.1	$71.1	$103.9	$103.9
Interest rate swap contracts	4.4	4.4	3.4	3.4
Commodity swap contracts	—	—	2.4	2.4
Long-term debt, including current portion	4,149.6	4,344.0	4,167.7	4,479.5

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

31 December 2009	Total	Level 1	Level 2	Level 3

Assets at Fair Value
Derivatives
Foreign exchange contracts	$43.6	$—	$43.6	$—
Interest rate swap contracts	13.6	—	13.6	—
Other investments	19.5	19.5	—	—

Total Assets at Fair Value	$76.7	$19.5	$57.2	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$71.1	$—	$71.1	$—
Interest rate swap contracts	4.4	—	4.4	—

Total Liabilities at Fair Value	$75.5	$—	$75.5	$—

Refer to Note 1 in the Company’s 2009 Form 10-K and Note 7 in this quarterly filing for additional information on the Company’s accounting and reporting of the fair value of financial instruments.

9. RETIREMENT BENEFITS
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three months ended 31 December 2009 and 2008 were as follows:

	Three Months Ended 31 December
	2009		2008		2009	2008
	Pension Benefits				Other Benefits
	U.S.	International	U.S.	International

Service cost	$10.6	$6.2	$8.5	$6.6	$1.2	$1.5
Interest cost	30.9	15.9	30.7	15.1	1.1	1.4
Expected return on plan assets	(41.1)	(16.8)	(35.5)	(13.5)	—	—
Prior service cost (credit) amortization	.7	.2	.6	.4	—	(.3)
Actuarial loss amortization	11.7	5.1	1.5	2.3	.7	.4
Settlement and curtailment charges	—	.5	—	—	—	—
Special termination benefits	—	3.5	4.4	10.0	—	—
Other	—	.8	—	.1	—	—

Net periodic benefit cost	$12.8	$15.4	$10.2	$21.0	$3.0	$3.0

Special termination benefits for the three months ended 31 December 2009 and 2008 included $3.5 and $14.2 for the global cost reduction plan, respectively.
For the three months ended 31 December 2009 and 2008, the Company’s cash contributions to funded plans and benefit payments under unfunded plans were $255.7 and $42.6, respectively. Total contributions for fiscal 2010 are expected to be approximately $360. During fiscal 2009, total contributions were $184.8.
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
Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2009 and 30 September 2009 included an accrual of $93.3 and $95.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $93 to a reasonably possible upper exposure of $107 as of 31 December 2009.
During the first quarter of 2009, management committed to a plan to sell the production facility in Paulsboro, New Jersey and recognized a $16.0 environmental liability associated with this site. In December 2009, the Company completed the sale of this facility. The Company is required by the New Jersey state law to investigate and, if contaminated, remediate a site upon its sale. The Company estimates that it will take at least several years to complete the investigation/remediation efforts at this site.
Refer to Note 16 to the consolidated financial statements in the Company’s 2009 Form 10-K for information on the Company’s environmental accruals related to the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities. At 31 December 2009, the accrual balances associated with the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities totaled $37.7, $22.1, and $15.7, respectively.
11. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the three months ended 31 December 2009, the Company granted 1.0 million stock options at a weighted-average exercise price of $83.60 and an estimated fair value of $25.94 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 32.6%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 2.9%-3.3%. In addition, the Company granted 241,606 deferred stock units at a weighted-average grant-date fair value of $83.58 and 30,886 restricted shares at a weighted-average grant-date fair value of $83.60. Refer to Note 18 in the Company’s 2009 Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three months ended 31 December 2009 was $7.7 ($4.8 after-tax). Of the share-based compensation cost recognized, $5.7 was a component of selling and administrative expense, $1.6 a component of cost of sales, and $.4 a component of research and development. Share-based compensation cost charged against income in the three months ended 31 December 2008 was $17.5 ($10.7 after-tax). The amount of share-based compensation cost capitalized in 2010 and 2009 was not material.

12. EQUITY
The following is a summary of the changes in total equity for the three months ended 31 December:

	2009			2008
		Non-			Non-
	Air	controlling	Total	Air	controlling	Total
	Products	Interests	Equity	Products	Interests	Equity

Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,030.7	$136.2	$5,166.9
Defined benefit plans measurement date change, net of tax of $14.0	—	—	—	27.7	—	27.7

Adjusted Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,058.4	$136.2	$5,194.6
Net Income	251.8	5.0	256.8	68.6	5.0	73.6
Components of Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $8.3 and $(16.0)	34.2	.7	34.9	(317.8)	(3.2)	(321.0)
Net (loss) gain on derivatives, net of tax (benefit) of $(1.1) and $9.2	(2.4)	—	(2.4)	11.9	—	11.9
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $.1 and $(.6)	.1	—	.1	(1.1)	—	(1.1)
Reclassification adjustments:
Currency translation adjustment	—	—	—	(3.2)	—	(3.2)
Derivatives, net of tax (benefit) of $.8 and $(9.7)	2.5	—	2.5	(14.4)	—	(14.4)
Pension and postretirement benefits, net of tax of $6.5 and $1.3	12.2	.2	12.4	2.8	—	2.8

Total Other Comprehensive Income (Loss)	46.6	.9	47.5	(321.8)	(3.2)	(325.0)

Comprehensive Income (Loss)	298.4	5.9	304.3	(253.2)	1.8	(251.4)

Dividends on common stock (per share $.45, $.44)	(95.5)	—	(95.5)	(92.2)	—	(92.2)
Dividends to noncontrolling interests	—	(.2)	(.2)	—	—	—
Share-based compensation expense	7.7	—	7.7	17.5	—	17.5
Issuance of treasury shares for stock option and award plans	20.6	—	20.6	(4.5)	—	(4.5)
Tax benefits of stock option and award plans	11.9	—	11.9	.9	—	.9
Contribution from noncontrolling interests	—	6.5	6.5	—	—	—
Other equity transactions	(1.1)	(.1)	(1.2)	(.8)	(.1)	(.9)

Balance at 31 December	$5,033.9	$150.2	$5,184.1	$4,726.1	$137.9	$4,864.0

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	31 December
	2009	2008

NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)
Income from continuing operations	$251.8	$90.0
Loss from discontinued operations	—	(21.4)

Net Income Attributable to Air Products	$251.8	$68.6

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	211.7	209.4
Effect of dilutive securities
Employee stock options	4.4	1.7
Other award plans	.9	1.0

	5.3	2.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	217.0	212.1

BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.19	$.43
Loss from discontinued operations	—	(.10)

Net Income Attributable to Air Products	$1.19	$.33

DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.16	$.42
Loss from discontinued operations	—	(.10)

Net Income Attributable to Air Products	$1.16	$.32

Options on 2.2 million shares and 8.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2009 and 2008, respectively.
14. SUPPLEMENTAL INFORMATION
2009 Customer Bankruptcy
As a result of events which occurred during the third quarter of 2009, the Company recognized a $22.2 charge primarily for the write-off of certain receivables due to a customer bankruptcy. This customer, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection on 6 January 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. At 31 December 2009, the Company had remaining outstanding receivables with the customer of $16.3. At the present time, the Company does not expect to recognize additional charges related to this customer.
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first quarter of 2010, the Company did not purchase any shares under this authorization. At 31 December 2009, $649.2 in share repurchase authorization remains.

15. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s segments are organized based on differences in product and/or type of customer. The Company has four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.
Business Segment Information

	Three Months Ended
	31 December
	2009	2008

Revenues from External Customers
Merchant Gases	$933.6	$925.2
Tonnage Gases	697.9	744.0
Electronics and Performance Materials	433.4	406.6
Equipment and Energy	108.6	119.5

Segment and Consolidated Totals	$2,173.5	$2,195.3

Operating Income
Merchant Gases	$189.6	$170.5
Tonnage Gases	100.2	108.8
Electronics and Performance Materials	48.4	24.6
Equipment and Energy	7.8	7.0

Segment Totals	$346.0	$310.9
Global cost reduction plan	—	(174.2)
Other	(1.0)	(22.6)

Consolidated Totals	$345.0	$114.1

	31 December	30 September
	2009	2009

Identifiable Assets (a)
Merchant Gases	$4,916.5	$4,917.0
Tonnage Gases	3,752.3	3,597.8
Electronics and Performance Materials	2,234.6	2,249.5
Equipment and Energy	307.1	303.3

Segment Totals	$11,210.5	$11,067.6
Other	821.6	1,088.4
Discontinued operations	4.2	5.0

Consolidated Totals	$12,036.3	$12,161.0

(a)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.
Geographic Information

	Three Months Ended
	31 December
	2009	2008

Revenues from External Customers
North America	$1,027.9	$1,110.5
Europe	724.3	717.4
Asia	371.5	325.6
Latin America	49.8	41.8

Total	$2,173.5	$2,195.3

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2009 Form 10-K. An analysis of results for the first quarter of 2010 is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles, except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
Unless otherwise indicated, captions such as income from continuing operations attributable to Air Products and net income attributable to Air Products are simply referred to as “income from continuing operations” and “net income” throughout this Management’s Discussion and Analysis.
FIRST QUARTER 2010 VS. FIRST QUARTER 2009
FIRST QUARTER 2010 IN SUMMARY
•	Sales of $2,173.5 declined 1%. Lower energy and raw material cost pass-through to customers due to lower natural gas prices reduced sales by 7%. This decline was partially offset by favorable currency of 4% and higher underlying sales of 2% led by volume increases in the Tonnage and Electronics and Performance Materials segments.

•	Operating income of $345.0 increased $230.9 due to the prior year cost reduction charge of $174.2, higher volumes, cost improvements and favorable currency and foreign exchange.

•	Income from continuing operations of $251.8 increased $161.8 and diluted earnings per share from continuing operations of $1.16 increased $.74. A summary table of changes in diluted earnings per share is presented below.

•	Loss from discontinued operations in the prior year of $21.4 included an after-tax impairment charge of $30.9, or $.15 per share, and a tax benefit of $8.8, or $.04 per share, related to the U.S. Healthcare business.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months
	Ended 31 December		Increase
	2009	2008	(Decrease)

Diluted Earnings per Share

Net Income	$1.16	$.32	$.84
Discontinued Operations	—	(.10)	.10

Continuing Operations	$1.16	$.42	$.74

Operating Income (after-tax)
Underlying business
Volume			.12
Price/raw materials			(.05)
Costs			.06
Currency			.07
Global cost reduction plan			.55

Operating Income			.75

Other (after-tax)
Equity affiliate income			.01
Interest expense			.02
Income tax rate			(.01)
Average shares outstanding			(.03)

Other			(.01)

Total Change in Diluted Earnings per Share from Continuing Operations			$.74

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 31 December
	2009	2008	% Change

Sales	$2,173.5	$2,195.3	(1)%
Operating income	345.0	114.1	202%
Equity affiliates’ income	26.9	24.5	10%

Sales

% Change from
Prior Year

Underlying business
Volume	3%
Price	(1)%
Currency	4%
Energy and raw material cost pass-through	(7)%

Total Consolidated Change	(1)%

Sales of $2,173.5 decreased 1% or $21.8. Energy and raw material contractual cost pass-through to customers reduced sales by 7% due to significantly lower natural gas prices. Currency favorably impacted sales by 4%, due to the weaker U.S. dollar. Underlying business increased 2% due to higher volumes in the Tonnage and Electronics and Performance Materials segments. Volume performance in the Merchant Gases segment decreased, with declines in the U.S. and Europe more than offsetting strength in Asia.

Operating Income
Operating income of $345.0 increased $230.9.
•	Underlying business increased $37, primarily from higher volumes in the Tonnage and Electronics and Performance Material segments and improved cost performance.

•	Favorable currency translation and foreign exchange impacts increased operating income by $20.

•	In the prior year, the global cost reduction charge reduced operating income by $174.
Equity Affiliates’ Income
Income from equity affiliates of $26.9 increased $2.4.
Selling and Administrative Expense (S&A)
S&A expense of $244.1 decreased 1%, or $2.9. S&A as a percent of sales decreased to 11.2% from 11.3%. Reduced costs, due primarily to cost reduction efforts, were offset partially by unfavorable currency.
Research and Development (R&D)
R&D expense of $27.2 decreased 18%, or $6.0, primarily due to the impact of cost reduction actions. R&D, as a percent of sales, decreased from 1.5% to 1.3%.
Global Cost Reduction Plan
In the first quarter of 2009, the results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for the global cost reduction plan. For additional information on this charge, as well as a subsequent charge for the plan in the third quarter of 2009, refer to the Company’s 2009 Form 10-K.
The planned actions associated with the global cost reduction plan are expected to be substantially completed within one year of when the related charges were recognized. As of 31 December 2009, the majority of the planned actions associated with the first quarter 2009 charge were completed, with the exception of certain position eliminations and/or associated benefit payments. These actions are expected to be completed in the second quarter of 2010.
Cost savings of approximately $155 are expected for 2010. Beyond 2010, the Company expects annualized savings of approximately $180, of which the majority is related to personnel costs.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $11.4 increased $8.5, primarily due to foreign exchange losses in the prior year. Otherwise, no individual items were significant in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 December
	2009	2008

Interest incurred	$36.4	$41.7
Less: capitalized interest	4.8	5.2

Interest expense	$31.6	$36.5

Interest incurred decreased $5.3. The decrease was primarily driven by lower average interest rates on variable rate debt, partially offset by a higher average debt balance and the impact of a weaker dollar on the translation of foreign currency interest.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less noncontrolling interests. The effective tax rate was 24.9% and 7.3% in the first quarter of 2010 and 2009, respectively. The effective tax rate was higher in 2010 as tax credits had a lower relative impact due to higher taxable income. The global cost reduction charge in 2009 significantly reduced income from continuing operations before taxes.
Discontinued Operations
In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.
In the first quarter of 2009, the U.S. Healthcare business generated sales of $48.2 and income from operations, net of tax, of $.7. In addition, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges.
Net Income
Net income was $251.8 compared to $68.6. Diluted earnings per share was $1.16 compared to $.32. A summary table of changes in earnings per share is presented on page 21.
Segment Analysis
Merchant Gases

	Three Months
	Ended 31 December
	2009	2008	%Change

Sales	$933.6	$925.2	1%
Operating income	189.6	170.5	11%
Equity affiliates’ income	21.3	22.0	(3)%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	(5)%
Price	—%
Currency	6%

Total Merchant Gases Sales Change	1%

Sales of $933.6 increased 1%, or $8.4. Sales increased 6% from favorable currency effects, driven primarily by the weakening of the U.S. dollar. Volumes declined 5% due to lower demand in North America and Europe more than offsetting volume increases in Asia.
In North America, sales decreased 11%, with volumes down 9% and price down 2%. Volumes in the first two months of the prior year first quarter were relatively strong as the global economic crisis impacted volumes late in the first quarter. The price decline was due to lower surcharge activity and lower liquid hydrogen pricing. In Europe, sales increased 6%, primarily due to favorable currency impacts of 9%. Volumes unfavorably impacted sales by 4%, with price adding 1%. The unfavorable impact of the weak manufacturing environment was partially offset by increased pricing and Healthcare volumes. In Asia, sales increased 13%, with volumes up 11% and a favorable currency impact of 5%. Lower pricing decreased sales by 3%. Volumes continued to improve across Asia, driven by steel and electronics customers. The price decline is principally in liquid argon as increased capacity came on-stream in the region.
Merchant Gases Operating Income
Operating income of $189.6 increased 11%, or $19.1. The increase was primarily due to higher pricing and lower costs of $26 and favorable currency of $12, partially offset by reduced volume of $19. The improved costs were a result of global cost actions focused on workforce reduction, distribution efficiency, and reduced plant operating costs.

Tonnage Gases

	Three Months
	Ended 31 December
	2009	2008	% Change

Sales	$697.9	$744.0	(6)%
Operating income	100.2	108.8	(8)%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	11%
Currency	4%
Energy and raw material costs pass-through	(21)%

Total Tonnage Gases Sales Change	(6)%

Sales of $697.9 decreased 6%, or $46.1. Lower energy and raw material contractual cost pass-through to customers due to lower natural gas prices reduced sales by 21%. Volumes increased 11% due to continued improvement in steel and chemical customers and new plants coming on-stream. Currency favorably impacted sales by 4%, driven primarily by the weakening of the U.S. dollar.
Tonnage Gases Operating Income
Operating income of $100.2 decreased 8%, or $8.6. The decline was a result of lower operating efficiencies and higher planned maintenance costs of $34, partially offset by increased volumes of $23 and favorable currency impacts of $2.
Electronics and Performance Materials

	Three Months
	Ended 31 December
	2009	2008	% Change

Sales	$433.4	$406.6	7%
Operating income	48.4	24.6	97%

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	11%
Price	(6)%
Currency	2%

Total Electronics and Performance Materials Sales Change	7%

Sales of $433.4 increased 7%, or $26.8, due to higher volumes of 11% and favorable currency impacts of 2%. These increases were partially offset by unfavorable pricing of 6%. Electronics sales were down 2% and were impacted by lower prices and lower services and equipment sales. Performance Materials sales increased 18%, reflecting increased demand across end markets in Asia.
Electronics and Performance Materials Operating Income
Operating income of $48.4 increased 97%, or $23.8, primarily due to improved sales volumes and reduced costs due to productivity and cost reduction efforts, partially offset by reduced pricing.

Equipment and Energy

	Three Months
	Ended 31 December
	2009	2008	%Change

Sales	$108.6	$119.5	(9)%
Operating income	7.8	7.0	11%

Equipment and Energy Sales and Operating Income
Sales of $108.6 decreased 9%, or $10.9, due to lower project activity. Operating income of $7.8 increased primarily from lower energy development spending, which was partially offset by restructuring costs to close a European manufacturing facility.
The sales backlog for the Equipment business at 31 December 2009 was $327, compared to $239 at 30 September 2009.
Other
Other operating income (loss) includes expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.
Other operating loss was $(1.0) compared to a loss of $(22.6) primarily due to unfavorable foreign exchange and an unfavorable LIFO inventory adjustment in the prior year. No other individual items were significant in comparison to the prior year.

	Three Months
	Ended 31 December
	2009	2008

Operating loss	$(1.0)	$(22.6)

PENSION BENEFITS
Refer to Note 9 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15 to the consolidated financial statements in the Company’s 2009 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The narrative below refers to the consolidated statements of cash flows included on page 6.
Operating Activities
Net cash provided by operating activities decreased $5.3, or 3%. The decrease resulted from unfavorable changes in working capital of $273.9, mostly offset by an increase in net income of $183.2 combined with the favorable impact of noncash adjustments to income of $85.4.
Noncash adjustments include depreciation and amortization, impairment charges, deferred income taxes, and share-based compensation cost. These adjustments also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings.
•	Net income in the current year included a noncash expense for deferred income taxes as the benefit of higher pension plan contributions and the utilization of tax benefit carry-forwards were reflected in the current provision. Net income in 2009 included noncash impairment charges of $80.8 related to the global cost reduction plan and the discontinued U.S. Healthcare business.

Changes in working capital resulted in a $273.9 negative cash flow variance and included:
•	A $247.0 negative cash flow variance due to a higher use of cash for payables and accrued liabilities. This variance was due primarily to pension contributions of $255.7 in 2010 compared to $42.6 in 2009.

•	A $128.7 negative cash flow variance in trade receivables. The prior year reflected a positive cash flow of $101.7 resulting from a significant drop off in sales.

•	An $86.0 positive cash flow variance from other receivables due primarily to changes in derivative receivables.
Investing Activities
Cash used for investing activities decreased $29.9, due principally to changes in restricted cash of $44.9.
•	Decreases in the restricted cash balances caused by project spending resulted in a source of cash of $13.2 in 2010. Prior year activity resulted in a use of cash of $31.7 as new bond proceeds exceeded project spending. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet.
Capital expenditures are detailed in the table below.

	Three Months Ended
	31 December
	2009	2008

Additions to plant and equipment	$288.8	$291.7
Acquisitions, less cash acquired	9.9	1.6
Investment in and advances to unconsolidated affiliates	3.0	0.1

Capital expenditures on a GAAP basis	$301.7	$293.4
Capital lease expenditures (a)	43.5	39.5

Capital expenditures on a Non-GAAP basis	$345.2	$332.9

(a)	The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage the Company’s expenditures.
Financing Activities
Cash used for financing activities increased $206.6, primarily due to a net decrease in borrowings of $237.8, partially offset by higher proceeds of $26.6 from stock option exercises.
•	Company borrowings (short- and long-term proceeds, net of repayments) were a net repayment of $24.5 as compared to net borrowings of $213.3 during 2009. Borrowings in 2009 included the issuance of $80.0 of Industrial Revenue Bonds and $165.8 of commercial paper.
Total debt at 31 December 2009 and 30 September 2009, expressed as a percentage of the sum of total debt and total equity, was 46.0% and 47.7%, respectively. Total debt decreased from $4,501.5 at 30 September 2009 to $4,418.7 at 31 December 2009.
The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,450.0 at 31 December 2009. No borrowings were outstanding under these commitments. Additional commitments totaling $449.9 are maintained by the Company’s foreign subsidiaries, of which $293.2 were utilized at 31 December 2009.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first quarter of 2010, the Company did not purchase any shares under this authorization. At 31 December 2009, $649.2 in share repurchase authorization remained.

CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2009 Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 16 to the consolidated financial statements in the Company’s 2009 Form 10-K and Note 10 in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in the Company’s 2009 Form 10-K. The Company is not a primary beneficiary in any material variable interest entity. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.
RELATED PARTY TRANSACTIONS
The Company’s principal related parties are equity affiliates operating in the industrial gas business. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.
MARKET RISKS AND SENSITIVITY ANALYSIS
Information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in the Company’s 2009 Form 10-K.
There were no material changes to market risk sensitivities for interest rate risk on fixed debt, foreign currency exchange rate risk, or commodity price risk since 30 September 2009.
The net financial instrument position decreased from a liability of $4,510 at 30 September 2009 to a liability of $4,362 at 31 December 2009, primarily due to the impact of a stronger U.S. dollar on the translation of foreign currency debt and the impact of higher interest rates on the market value of long-term debt.
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
The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2009 Form 10-K. Information concerning the Company’s implementation and impact of new accounting standards issued by the FASB is included in Note 2 to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.
NEW ACCOUNTING GUIDANCE
See Note 2 to the consolidated financial statements for information concerning the Company’s implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this Report is filed regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, longer than anticipated delay in global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; inability to collect receivables from or recovery of payments made by customers in bankruptcy proceedings; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; costs associated with future restructuring actions which are not currently planned or anticipated; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the timing and rate at which tax credits can be utilized and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2009. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Market Risks and Sensitivity Analysis on page 27 of Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 December 2009 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2010 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 26 January 2010	By:	/s/ Paul E. Huck

Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2010 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.