Form 10-Q
period 2010-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2010-04-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 19 April 2010
Common Stock, $1 par value	212,352,847

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of dollars, except for share data)	2010	2009

Assets

Current Assets
Cash and cash items	$230.9	$488.2
Trade receivables, less allowances for doubtful accounts	1,458.8	1,363.2
Inventories	504.7	509.6
Contracts in progress, less progress billings	111.1	132.3
Prepaid expenses	109.8	99.7
Other receivables and current assets	406.7	404.8

Total Current Assets	2,822.0	2,997.8

Investment in Net Assets of and Advances to Equity Affiliates	893.6	868.1
Plant and Equipment, at cost	15,995.2	15,751.3
Less: Accumulated depreciation	9,053.7	8,891.7

Plant and Equipment, net	6,941.5	6,859.6

Goodwill	913.9	916.0
Intangible Assets, net	293.7	262.6
Noncurrent Capital Lease Receivables	747.5	687.0
Other Noncurrent Assets	540.4	438.0

Total Assets	$13,152.6	$13,029.1

Liabilities and Equity

Current Liabilities
Payables and accrued liabilities	$1,426.9	$1,674.8
Accrued income taxes	43.9	42.9
Short-term borrowings	344.9	333.8
Current portion of long-term debt	530.0	452.1

Total Current Liabilities	2,345.7	2,503.6

Long-Term Debt	3,468.5	3,715.6
Deferred Income and Other Noncurrent Liabilities	1,480.0	1,522.0
Deferred Income Taxes	440.1	357.9

Total Liabilities	7,734.3	8,099.1

Commitments and Contingencies — See Note 12
Equity
Common stock (par value $1 per share; 2010 and 2009 — 249,455,584 shares)	249.4	249.4
Capital in excess of par value	820.7	822.9
Retained earnings	7,537.0	7,234.6
Accumulated other comprehensive income (loss)	(1,054.4)	(1,161.8)
Treasury stock, at cost (2010 — 37,102,737 shares; 2009 — 38,195,320 shares)	(2,287.1)	(2,353.2)

Total Air Products Shareholders’ Equity	5,265.6	4,791.9
Noncontrolling Interests	152.7	138.1

Total Equity	5,418.3	4,930.0

Total Liabilities and Equity	$13,152.6	$13,029.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of dollars, except for share data)	2010	2009	2010	2009

Sales	$2,249.0	$1,955.4	$4,422.5	$4,150.7
Cost of sales	1,628.7	1,439.9	3,197.3	3,069.6
Selling and administrative	240.4	230.6	484.5	477.6
Research and development	26.3	29.6	53.5	62.8
Global cost reduction plan	—	—	—	174.2
Acquisition-related costs	23.4	—	23.4	—
Other income, net	10.4	5.1	21.8	8.0

Operating Income	340.6	260.4	685.6	374.5
Equity affiliates’ income	32.2	27.0	59.1	51.5
Interest expense	29.5	30.0	61.1	66.5

Income from Continuing Operations before Taxes	343.3	257.4	683.6	359.5
Income tax provision	84.9	66.5	168.4	73.6

Income from Continuing Operations	258.4	190.9	515.2	285.9
Income (Loss) from Discontinued Operations, net of tax	—	16.3	—	(5.1)

Net Income	258.4	207.2	515.2	280.8
Less: Net Income Attributable to Noncontrolling Interests	6.4	1.6	11.4	6.6

Net Income Attributable to Air Products	$252.0	$205.6	$503.8	$274.2

Net Income Attributable to Air Products
Income from continuing operations	$252.0	$189.3	$503.8	$279.3
Income (loss) from discontinued operations	—	16.3	—	(5.1)

Net Income Attributable to Air Products	$252.0	$205.6	$503.8	$274.2

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.19	$.90	$2.38	$1.33
Income (loss) from discontinued operations	—	.08	—	(.02)

Net Income Attributable to Air Products	$1.19	$.98	$2.38	$1.31

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.16	$.89	$2.32	$1.32
Income (loss) from discontinued operations	—	.08	—	(.03)

Net Income Attributable to Air Products	$1.16	$.97	$2.32	$1.29

Weighted Average of Common Shares Outstanding (in millions)	212.1	209.6	211.9	209.5

Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	216.9	212.3	217.0	212.2

Dividends Declared Per Common Share — Cash	$.49	$.45	$.94	$.89

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of dollars)	2010	2009

Net Income	$258.4	$207.2

Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $43.9 and $20.7	34.4	(222.5)
Net (loss) on derivatives, net of tax (benefit) of $(3.7) and $(15.2)	(6.9)	(24.8)
Unrealized holding gain on available-for-sale securities, net of tax of $9.5 and $.1	16.4	.3
Reclassification adjustments:
Derivatives, net of tax of $2.8 and $13.0	5.3	21.5
Pension and postretirement benefits, net of tax of $6.1 and $1.4	11.3	2.9

Total Other Comprehensive Income (Loss)	60.5	(222.6)

Comprehensive Income (Loss)	318.9	(15.4)

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	6.1	(5.3)
Comprehensive Income (Loss) Attributable to Air Products	$312.8	$(10.1)

	Six Months Ended
	31 March
(Millions of dollars)	2010	2009

Net Income	$515.2	$280.8

Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $52.3 and $4.7	69.3	(543.5)
Net (loss) on derivatives, net of tax (benefit) of $(4.8) and $(6.1)	(9.3)	(12.9)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $9.5 and $(.5)	16.5	(.8)
Reclassification adjustments:
Currency translation adjustment	—	(3.2)
Derivatives, net of tax of $3.7 and $3.3	7.8	7.1
Pension and postretirement benefits, net of tax of $12.6 and $2.6	23.7	5.7

Total Other Comprehensive Income (Loss)	108.0	(547.6)

Comprehensive Income (Loss)	623.2	(266.8)

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	12.0	(3.5)
Comprehensive Income (Loss) Attributable to Air Products	$611.2	$(263.3)

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of dollars)	2010	2009

Operating Activities
Net Income	$515.2	$280.8
Less: Net income attributable to noncontrolling interests	11.4	6.6

Net income attributable to Air Products	$503.8	$274.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	434.4	397.7
Impairment of assets of continuing operations	.6	32.1
Impairment of assets of discontinued operations	—	48.7
Deferred income taxes	133.2	41.8
Undistributed earnings of unconsolidated affiliates	(29.6)	(35.0)
(Gain) loss on sale of assets and investments	(1.4)	6.6
Share-based compensation	22.7	30.1
Noncurrent capital lease receivables	(71.0)	(52.9)
Acquisition-related costs	21.0	—
Other adjustments	38.4	(27.5)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(129.9)	166.3
Inventories	(3.9)	(41.7)
Contracts in progress	17.3	11.0
Payables and accrued liabilities	(332.4)	(257.6)
Other working capital	(60.5)	(134.5)

Cash Provided by Operating Activities	542.7	459.3

Investing Activities
Additions to plant and equipment	(516.9)	(615.8)
Acquisitions, less cash acquired	(34.9)	(1.6)
Investment in and advances to unconsolidated affiliates	(4.5)	(.1)
Investment in Airgas stock	(69.6)	—
Proceeds from sale of assets and investments	22.0	25.0
Proceeds from sale of discontinued operations	—	.9
Change in restricted cash	25.2	40.7

Cash Used for Investing Activities	(578.7)	(550.9)

Financing Activities
Long-term debt proceeds	67.4	114.3
Payments on long-term debt	(83.0)	(44.2)
Net (decrease) increase in commercial paper and short-term borrowings	(55.6)	183.2
Dividends paid to shareholders	(190.5)	(184.3)
Proceeds from stock option exercises	35.4	6.8
Excess tax benefit from share-based compensation	9.7	2.2
Other financing activities	(2.5)	(5.6)

Cash (Used for) Provided by Financing Activities	(219.1)	72.4

Effect of Exchange Rate Changes on Cash	(2.2)	(4.6)

Decrease in Cash and Cash Items	(257.3)	(23.8)
Cash and Cash Items — Beginning of Year	488.2	103.5

Cash and Cash Items — End of Period	$230.9	$79.7

Supplemental Cash Flow Information
Significant noncash transaction:
Short-term borrowings associated with SAGA acquisition	$60.6	$—

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars unless otherwise indicated, except for share data)
1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Refer to the Company’s 2009 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first six months of 2010 other than those detailed in Note 2.
The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “Company,” “Air Products,” or “registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in the Company’s latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
2. NEW ACCOUNTING GUIDANCE
Guidance Implemented
Disclosures about Subsequent Events
In February 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on subsequent events that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.
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
Noncontrolling Interests
In December 2007, the FASB issued authoritative guidance that establishes the accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires entities to report noncontrolling interests in subsidiaries separately within equity in the consolidated balance sheets. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and noncontrolling interests. Changes in a parent’s ownership interests while the parent retains control are treated as equity transactions. If a parent loses control of a subsidiary, any retained noncontrolling interests would be measured at fair value with any gain or loss recognized in earnings. This guidance was effective for the Company on 1 October 2009 and will be applied prospectively, except for the presentation and disclosure requirements related to noncontrolling interests, which are applied retrospectively for all periods presented. The Company’s financial statements have been updated to reflect the new presentation. Prior year amounts have been reclassified to conform to the current year presentation.
Fair Value Measurements
In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective 1 October 2008, the Company adopted this guidance for financial assets and liabilities and any other assets and liabilities that are recognized and disclosed at fair value on a recurring basis. The requirement for other nonfinancial assets and liabilities was effective on 1 October 2009 for the Company. This guidance did not impact the Company’s consolidated financial statements upon adoption.
In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s consolidated financial statements. The Company adopted this guidance in the second quarter of fiscal year 2010. There was no significant impact to the Company’s disclosures upon adoption.
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

3. AIRGAS TRANSACTION
In February 2010, the Company commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights, for $60.00 per share in cash. Airgas, a Delaware company, is the largest U.S. distributor of industrial, medical, specialty gases, and hardgoods. The total value of the transaction would be approximately $7 billion, including $5.1 billion of equity and $1.9 billion of assumed debt. The offer and withdrawal rights are scheduled to expire on 4 June 2010, unless further extended. The tender offer was previously scheduled to expire on 9 April 2010.
Prior to the tender offer, the Company purchased approximately 1.5 million shares of Airgas stock for $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. An after-tax unrealized holding gain of $16.7 for the period was recorded in other comprehensive income.
In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and will be amortized over the term of the arrangement.
For the second quarter 2010, $23.4 in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be approximately $150 to $200.
4. BUSINESS COMBINATIONS
In the second quarter of 2010, the Company entered into agreements that will enable it to acquire 100% of the outstanding shares of the French SAGA group (SAGA) which consists of SAGA, SAGA Medical, and SAGA Technologies. SAGA is an independent industrial gas provider in France with packaged gases, liquid bulk, and medical businesses. The acquisition of SAGA supports the Merchant Gases segment’s integration strategy by enhancing market position in Southwest and Central France. SAGA revenues for calendar year 2009 were approximately €25 million, or $35.
Under the terms of these agreements, the Company purchased 51.47% of the shares of SAGA on 1 March 2010 for €34.5 million or $47.2 ($25.0 net of cash acquired of $22.2). The remaining shares are expected to be purchased in November 2010 for a fixed price of €44.8 million, or approximately $61, under a put and call option structure. This structure has been accounted for as a financing of the purchase of the remaining shares and reported within short-term borrowings on the consolidated balance sheet.
The acquisition of SAGA was accounted for as a business combination and its results of operations were included in the Company’s consolidated income statement after the acquisition date. A preliminary purchase price allocation has been made and will be finalized when information needed to affirm underlying estimates is obtained. The preliminary estimated values, as of the acquisition date included identified intangibles of $42.3, plant and equipment of $40.4, goodwill of $36.7 (which is deductible for tax purposes), and other net assets of $11.3. Additionally, deferred tax liabilities of $22.7 were recognized. The identified intangibles primarily relate to customer relationships and will be amortized over 23 years.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. Goodwill, which is assigned to the Merchant Gases segment, largely consists of expected revenue and cost synergies resulting from the business combination. Revenue synergies will result primarily from the sale of differentiated offerings and cost synergies from combining supply chains and optimization of the combined logistics. The fair value of plant and equipment was quantified primarily using a cost approach, by estimating reproduction/replacement cost consistent with assumptions market participants would use. Intangible assets consisted primarily of customer relationships for which fair value was determined using a discounted cash flow analysis under the income approach. The income approach required estimating a number of factors including projected revenue growth, customer attrition rates, profit margin, and the discount rate. The remaining identifiable assets and liabilities were primarily cash, accounts receivable, and payables and accrued liabilities, for which book value approximated fair value.
5. GLOBAL COST REDUCTION PLAN
In the first quarter of 2009, the results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for the global cost reduction plan. For additional information on this charge, as well as a subsequent charge for the plan in the third quarter of 2009, refer to the Company’s 2009 Form 10-K.
The planned actions associated with the global cost reduction plan are expected to be substantially completed within one year of when the related charges were recognized. As of 31 March 2010, the planned actions associated with the first quarter 2009 charge were completed with the exception of certain benefit payments, associated with a small number of position eliminations, which will be paid in the third quarter of 2010.
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
The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan:

			Asset
	Severance and		Impairments/
	Other Benefits		Other Costs	Total

First quarter 2009 charge	$120.0		$54.2	$174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (A)	—		(16.0)	(16.0)
Noncash items	(33.8	) (B)	(66.1)	(99.9)
Cash expenditures	(75.3)		(.9)	(76.2)
Currency translation adjustment	4.3		—	4.3

30 September 2009	$105.2		$5.2	$110.4
Adjustment to charge	6.6		(6.6)	—
Noncash items	(3.5	) (B)	1.6	(1.9)
Cash expenditures	(61.6)		(.2)	(61.8)
Currency translation adjustment	(4.1)		—	(4.1)

31 March 2010	$42.6		$—	$42.6

(A)	Reflected in accrual for environmental obligations. See Note 12.

(B)	Primarily pension-related costs which are reflected in the accrual for pension benefits.
6. DISCONTINUED OPERATIONS
In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.
The U.S. Healthcare business generated sales of $43.9 and $92.1 and income (loss) from operations, net of tax, of $(.6) and $.1 for the three and six months ended 31 March 2009, respectively. In addition, in the first quarter of 2009, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges. As a result of events occurring during the second quarter of 2009, which increased the Company’s ability to realize tax benefits associated with the impairment charges recorded in 2008, the Company recognized a one-time tax benefit of $16.7, or $.08 per share. Remaining assets and liabilities associated with the U.S. Healthcare divestiture are not material and have been classified in continuing operations.

7. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2010	2009

Inventories at FIFO Cost

Finished goods	$392.8	$405.5
Work in process	25.4	20.9
Raw materials and supplies	154.2	151.1

	572.4	577.5
Less: Excess of FIFO cost over LIFO cost	(67.7)	(67.9)

	$504.7	$509.6

FIFO cost approximates replacement cost. The Company’s inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.
8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2010 are as follows:

	30 September	Acquisitions and	Currency	31 March
	2009	Adjustments	Translation	2010

Merchant Gases	$601.3	$19.8	$(24.4)	$596.7
Tonnage Gases	16.3	—	.4	16.7
Electronics and Performance Materials	298.4	.4	1.7	300.5

	$916.0	$20.2	$(22.3)	$913.9

The increase in goodwill in the Merchant Gases segment was due to the SAGA acquisition of $36.7, offset by a reduction in goodwill as a result of an adjustment related to a previous acquisition of $16.9.
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
Forward Exchange Contracts
The Company enters into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which the Company has a net equity position. The primary currency pair in this portfolio of forward contracts is the Euro/U.S. Dollar.
In addition to the foreign exchange contracts that are designated as hedges, the Company also hedges foreign currency exposures utilizing forward exchange contracts that are not designated as hedges. These contracts are used to hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts is comprised of many different foreign currency pairs with a profile that changes from time to time depending on business activity and sourcing decisions.
Option Contracts
In certain limited situations, the Company enters into option contracts to manage cash flow exposures to foreign currency fluctuations. Similar to forward contracts, these instruments are evaluated for hedge accounting treatment and are recognized on the balance sheet at fair value. As of 31 March 2010 and 30 September 2009, there were no outstanding option contracts.
The table below summarizes the Company’s outstanding currency price risk management instruments:

	31 March 2010		30 September 2009
		Years		Years
	US$	Average	US$	Average
	Notional	Maturity	Notional	Maturity

Forward exchange contracts:
Cash flow hedges	$1,914.6	.4	$1,799.3	.8
Net investment hedges	847.8	2.7	873.6	3.5
Fair value hedges	—	—	2.7	.4
Hedges not designated	662.4	.3	330.3	.6

Total Forward Exchange Contracts	$3,424.8	1.0	$3,005.9	1.6

In addition to the above, the Company uses foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The designated foreign currency denominated debt includes €807.5 million at 31 March 2010 and €1,013.0 million at 30 September 2009. The designated intercompany loans include €437.0 million at 31 March 2010 and 30 September 2009.
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
Interest Rate Swap Contracts
The Company enters into interest rate swap contracts to change the fixed/variable interest rate mix of its debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in the Company’s debt portfolio. The current interest rate swap portfolio consists of fixed to floating swaps denominated in U.S. dollars and in Euros. In addition, the Company uses interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When variable-rate debt is hedged, the variable-rate indices of the swap instruments and the debt to which they are designated are the same. It is the Company’s policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.
Cross Currency Interest Rate Swap Contracts
The Company enters into cross currency interest rate swap contracts when risk management deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge long-term intercompany and third-party borrowing transactions and certain net investments in foreign operations. The current cross currency swap portfolio consists of a single fixed to floating swap between U.S. dollars and British Pound Sterling.

The following table summarizes the Company’s outstanding interest rate swaps and cross currency interest rate swaps:

		31 March 2010				30 September 2009
			Average	Years			Average	Years
	US$		Receive	Average	US$		Receive	Average
	Notional	Pay %	%	Maturity	Notional	Pay %	%	Maturity

Interest rate swaps (fair value hedge)	$516.3	LIBOR	3.74%	4.8	$327.2	LIBOR	4.47%	1.7

Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	4.0	$32.2	5.54%	5.48%	4.5

Commodity Price Risk Management
The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. As of 31 March 2010, the Company did not have outstanding commodity swap contracts. At 30 September 2009, the Company had outstanding contracts hedging the changes in the market price of energy with a notional value of $18.5 and with an average maturity of .2 years.
The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives:

		31 March	30 September		31 March	30 September
		2010	2009		2010	2009
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives Designated as Hedging Instruments:

Foreign exchange contracts	Other receivables	$49.6	$48.8	Accrued liabilities	$46.8	$55.1
Interest rate swap contracts	Other receivables	12.3	—	Accrued liabilities	.9	.4
Commodity swap contracts	Other receivables	—	4.3	Accrued liabilities	—	2.4
Foreign exchange contracts	Other noncurrent assets	26.6	10.0	Other noncurrent liabilities	23.2	45.4
Interest rate swap contracts	Other noncurrent assets	7.4	15.1	Other noncurrent liabilities	1.9	3.0

Total Derivatives Designated as Hedging Instruments		$95.9	$78.2		$72.8	$106.3

Derivatives Not Designated as Hedging Instruments:

Foreign exchange contracts	Other receivables	$5.3	$1.0	Accrued liabilities	$.3	$3.4

Total Derivatives		$101.2	$79.2		$73.1	$109.7

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, provides additional disclosures regarding fair value measurements, and discusses the Company’s counterparty risk.

The table below summarizes the gain or loss related to the Company’s cash flow, net investment, and non-designated hedges. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Three Months Ended 31 March
	Forward		Foreign Currency
	Exchange Contracts		Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$6.9	$28.0	$—	$—	$—	$(3.2)	$6.9	$24.8
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(2.1)	.2	—	—	.2	1.9	(1.9)	2.1
Net (loss) reclassified from OCI to other (income) expense (effective portion)	(3.2)	(23.5)	—	—	—	—	(3.2)	(23.5)
Net (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.2)	(.1)	—	—	—	—	(.2)	(.1)

Net Investment Hedges:

Net (gain) recognized in OCI	$(27.0)	$(7.4)	$(52.5)	$(59.1)	$(1.2)	$(.3)	$(80.7)	$(66.8)

Derivatives Not Designated as Hedging Instruments:

Net (gain) recognized in other (income) expense (B)	$(4.5)	$(.1)	$—	$—	$—	$—	$(4.5)	$(.1)

	Six Months Ended 31 March
	Forward		Foreign Currency
	Exchange Contracts		Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Cash Flow Hedges:
Net (gain) loss recognized in OCI (effective portion)	$9.1	$13.1	$—	$—	$.2	$(.2)	$9.3	$12.9
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(4.9)	(3.5)	—	—	2.0	2.4	(2.9)	(1.1)
Net (loss) reclassified from OCI to other (income) expense (effective portion)	(4.7)	(5.9)	—	—	—	—	(4.7)	(5.9)
Net (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.2)	(.1)	—	—	—	—	(.2)	(.1)

Net Investment Hedges:

Net (gain) recognized in OCI	$(35.6)	$(21.1)	$(71.2)	$(74.4)	$(.9)	$(4.8)	$(107.7)	$(100.3)

Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$(3.5)	$1.9	$—	$—	$—	$—	$(3.5)	$1.9

(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts, interest rate swaps, and currency option contracts.

(B)	The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require the Company to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If the Company’s credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $3.5 as of 31 March 2010 and $35.0 as of 30 September 2009. Because the Company’s current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management
The Company executes all derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $27.5 as of 31 March 2010 and $14.7 as of 30 September 2009. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.
10. FAIR VALUE MEASUREMENTS
Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The methods and assumptions used to measure the fair value of financial instruments are as follows:
Derivatives
The fair value of the Company’s interest rate swap agreements and foreign exchange contracts are quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, the Company randomly tests a subset of its valuations against valuations received from the transaction’s counterparty to validate the accuracy of its standard pricing models. The fair value of commodity swaps is based on current market price as provided by the financial institutions with which the commodity swaps have been executed. Counterparties to these derivative contracts are highly rated financial institutions.
Refer to Note 9 on Financial Instruments for a description of derivative instruments, including details on the balance sheet line item classifications.
Available-for-Sale Securities
The fair value of available-for-sale securities is based on a market approach, specifically quoted market prices in publicly traded companies from the New York Stock Exchange, NASDAQ, and Tokyo Stock Exchange. These investments are reported within other noncurrent assets on the consolidated balance sheet, with holding gains and losses recorded to other comprehensive income, net of tax.
The investment in Airgas stock of $96.0 represents the purchase of approximately 1.5 million common shares as discussed in Note 3 on the Airgas Transaction. Other investments primarily include an investment in a publicly traded foreign company.
Long-term Debt
The fair value of the Company’s debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard valuation models utilize observable market data such as interest rate yield curves and currency spot rates. The computation of the fair value of these instruments is generally performed by the Company.

The carrying values and fair values of financial instruments were as follows:

	31 March 2010		30 September 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Derivatives
Foreign exchange contracts	$81.5	$81.5	$59.8	$59.8
Interest rate swap contracts	19.7	19.7	15.1	15.1
Commodity swap contracts	—	—	4.3	4.3
Available-for-sale securities
Airgas investment	96.0	96.0	—	—
Other investments	19.1	19.1	19.4	19.4

Liabilities
Derivatives
Foreign exchange contracts	$70.3	$70.3	$103.9	$103.9
Interest rate swap contracts	2.8	2.8	3.4	3.4
Commodity swap contracts	—	—	2.4	2.4
Long-term debt, including current portion	3,998.5	4,218.5	4,167.7	4,479.5

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
Level 3	—	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

31 March 2010	Total	Level 1	Level 2	Level 3

Assets at Fair Value
Derivatives
Foreign exchange contracts	$81.5	$—	$81.5	$—
Interest rate swap contracts	19.7	—	19.7	—
Available-for-sale securities
Airgas investment	96.0	96.0	—	—
Other investments	19.1	19.1	—	—

Total Assets at Fair Value	$216.3	$115.1	$101.2	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$70.3	$—	$70.3	$—
Interest rate swap contracts	2.8	—	2.8	—

Total Liabilities at Fair Value	$73.1	$—	$73.1	$—

Refer to Note 1 in the Company’s 2009 Form 10-K and Note 9 in this quarterly filing for additional information on the Company’s accounting and reporting of the fair value of financial instruments.

11. RETIREMENT BENEFITS
The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and six months ended 31 March 2010 and 2009 were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended 31 March
	2010		2009		2010	2009
	U.S.	International	U.S.	International

Service cost	$10.6	$6.0	$8.5	$6.2	$1.2	$.8
Interest cost	30.9	15.1	31.2	14.0	1.1	1.7
Expected return on plan assets	(41.1)	(16.1)	(37.0)	(12.6)	—	—
Prior service cost (credit) amortization	.7	.2	.6	.4	—	(.3)
Actuarial loss amortization	11.7	4.9	1.5	2.1	.7	(.1)
Settlement and curtailment charges	—	—	—	—	—	—
Special termination benefits	—	—	—	.2	—	—
Other	—	.6	—	.7	—	—

Net periodic benefit cost	$12.8	$10.7	$4.8	$11.0	$3.0	$2.1

	Pension Benefits				Other Benefits
	Six Months Ended 31 March
	2010		2009		2010	2009
	U.S.	International	U.S.	International

Service cost	$21.2	$12.2	$17.0	$12.8	$2.4	$2.3
Interest cost	61.8	31.0	61.9	29.1	2.2	3.1
Expected return on plan assets	(82.2)	(32.9)	(72.5)	(26.1)	—	—
Prior service cost (credit) amortization	1.4	.4	1.2	.8	—	(.7)
Actuarial loss amortization	23.4	10.0	3.0	4.4	1.4	.3
Settlement and curtailment charges	—	.5	—	—	—	—
Special termination benefits	—	3.5	4.4	10.2	—	—
Other	—	1.4	—	.8	—	—

Net periodic benefit cost	$25.6	$26.1	$15.0	$32.0	$6.0	$5.0

Special termination benefits for the six months ended 31 March 2010 and 2009 included $3.5 and $14.2 for the global cost reduction plan, respectively.
For the six months ended 31 March 2010 and 2009, the Company’s cash contributions to funded plans and benefit payments under unfunded plans were $337.7 and $153.5, respectively. Total contributions for fiscal 2010 are expected to be approximately $375. During fiscal 2009, total contributions were $184.8.
12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. During the third quarter of 2008, a unit of the Brazilian Ministry of Justice issued a report (previously issued in January 2007, and then withdrawn) on its investigation of the Company’s Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies. The report recommended that the Brazilian Administrative Council for Economic Defense impose sanctions on Air Products Brasil Ltda. and the other industrial gas companies for alleged anticompetitive activities. The Company is actively defending this action and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that will be imposed. Additionally, it is not possible to make a reasonable estimate of the range of loss at this time. While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.

Environmental
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2010 and 30 September 2009 included an accrual of $92.4 and $95.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $92 to a reasonably possible upper exposure of $106 as of 31 March 2010.
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
Refer to Note 16 to the consolidated financial statements in the Company’s 2009 Form 10-K for information on the Company’s environmental accruals related to the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities. At 31 March 2010, the accrual balances associated with the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities totaled $37.3, $22.0, and $15.7, respectively.
13. SHARE-BASED COMPENSATION
The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the six months ended 31 March 2010, the Company granted 1.0 million stock options at a weighted-average exercise price of $83.60 and an estimated fair value of $25.94 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 32.6%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 2.9%-3.3%. In addition, the Company granted 300,681 deferred stock units at a weighted-average grant-date fair value of $83.07 and 30,886 restricted shares at a weighted-average grant-date fair value of $83.60. Refer to Note 18 in the Company’s 2009 Form 10-K for information on the valuation and accounting for these programs.
Share-based compensation cost charged against income in the three and six months ended 31 March 2010 was $15.0 ($9.4 after-tax) and $22.7 ($14.2 after-tax), respectively. Of the share-based compensation cost recognized, $17.3 was a component of selling and administrative expense, $4.3 a component of cost of sales, and $1.1 a component of research and development. Share-based compensation cost charged against income in the three and six months ended 31 March 2009 was $12.7 ($7.8 after-tax) and $30.1 ($18.5 after-tax), respectively. The amount of share-based compensation cost capitalized in 2010 and 2009 was not material.

14. EQUITY
The following is a summary of the changes in total equity for the three and six months ended 31 March:

	Three Months Ended 31 March
	2010			2009
		Non-			Non-
	Air	controlling	Total	Air	controlling	Total
	Products	Interests	Equity	Products	Interests	Equity

Balance at 31 December	$5,033.9	$150.2	$5,184.1	$4,726.1	$137.9	$4,864.0
Net Income	252.0	6.4	258.4	205.6	1.6	207.2
Components of Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $43.9 and $20.7	34.7	(.3)	34.4	(217.1)	(5.4)	(222.5)
Net (loss) on derivatives, net of tax (benefit) of $(3.7) and $(15.2)	(6.9)	—	(6.9)	(24.7)	(.1)	(24.8)
Unrealized holding gain on available-for-sale securities, net of tax of $9.5 and $.1	16.4	—	16.4	.3	—	.3
Reclassification adjustments:
Derivatives, net of tax of $2.8 and $13.0	5.3	—	5.3	21.5	—	21.5
Pension and postretirement benefits, net of tax of $6.1 and $1.4	11.3	—	11.3	4.3	(1.4)	2.9

Total Other Comprehensive Income (Loss)	60.8	(.3)	60.5	(215.7)	(6.9)	(222.6)

Comprehensive Income (Loss)	312.8	6.1	318.9	(10.1)	(5.3)	(15.4)

Dividends on common stock (per share $.49, $.45)	(104.0)	—	(104.0)	(94.4)	—	(94.4)
Dividends to noncontrolling interests	—	(8.7)	(8.7)	—	(5.6)	(5.6)
Share-based compensation expense	15.0	—	15.0	12.6	—	12.6
Issuance of treasury shares for stock option and award plans	6.1	—	6.1	1.5	—	1.5
Tax benefits of stock option and award plans	2.6	—	2.6	2.6	—	2.6
Contribution from noncontrolling interests	—	5.1	5.1	—	—	—
Other equity transactions	(.8)	—	(.8)	(.2)	(.3)	(.5)

Balance at 31 March	$5,265.6	$152.7	$5,418.3	$4,638.1	$126.7	$4,764.8

	Six Months Ended 31 March
	2010			2009
		Non-			Non-
	Air	controlling	Total	Air	controlling	Total
	Products	Interests	Equity	Products	Interests	Equity

Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,030.7	$136.2	$5,166.9
Defined benefit plans measurement date change, net of tax of $14.0	—	—	—	27.7	—	27.7

Adjusted Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,058.4	$136.2	$5,194.6
Net Income	503.8	11.4	515.2	274.2	6.6	280.8
Components of Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $52.3 and $4.7	68.9	.4	69.3	(534.9)	(8.6)	(543.5)
Net (loss) on derivatives, net of tax (benefit) of $(4.8) and $(6.1)	(9.3)	—	(9.3)	(12.8)	(.1)	(12.9)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $9.5 and $(.5)	16.5	—	16.5	(.8)	—	(.8)
Reclassification adjustments:
Currency translation adjustment	—	—	—	(3.2)	—	(3.2)
Derivatives, net of tax of $3.7 and $3.3	7.8	—	7.8	7.1	—	7.1
Pension and postretirement benefits, net of tax of $12.6 and $2.6	23.5	.2	23.7	7.1	(1.4)	5.7

Total Other Comprehensive Income (Loss)	107.4	.6	108.0	(537.5)	(10.1)	(547.6)

Comprehensive Income (Loss)	611.2	12.0	623.2	(263.3)	(3.5)	(266.8)

Dividends on common stock (per share $.94, $.89)	(199.5)	—	(199.5)	(186.6)	—	(186.6)
Dividends to noncontrolling interests	—	(8.9)	(8.9)	—	(5.6)	(5.6)
Share-based compensation expense	22.7	—	22.7	30.1	—	30.1
Issuance of treasury shares for stock option and award plans	26.7	—	26.7	(3.0)	—	(3.0)
Tax benefits of stock option and award plans	14.5	—	14.5	3.5	—	3.5
Contribution from noncontrolling interests	—	11.6	11.6	—	—	—
Other equity transactions	(1.9)	(.1)	(2.0)	(1.0)	(.4)	(1.4)

Balance at 31 March	$5,265.6	$152.7	$5,418.3	$4,638.1	$126.7	$4,764.8

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2010	2009	2010	2009

NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)
Income from continuing operations	$252.0	$189.3	$503.8	$279.3
Income (loss) from discontinued operations	—	16.3	—	(5.1)

Net Income Attributable to Air Products	$252.0	$205.6	$503.8	$274.2

DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	212.1	209.6	211.9	209.5
Effect of dilutive securities
Employee stock options	3.9	1.7	4.1	1.7
Other award plans	.9	1.0	1.0	1.0

	4.8	2.7	5.1	2.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	216.9	212.3	217.0	212.2

BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.19	$.90	$2.38	$1.33
Income (loss) from discontinued operations	—	.08	—	(.02)

Net Income Attributable to Air Products	$1.19	$.98	$2.38	$1.31

DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.16	$.89	$2.32	$1.32
Income (loss) from discontinued operations	—	.08	—	(.03)

Net Income Attributable to Air Products	$1.16	$.97	$2.32	$1.29

Options on 2.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for both the three and six months ended 31 March 2010. Options on 8.6 and 8.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2009, respectively.
16. SUPPLEMENTAL INFORMATION
2009 Customer Bankruptcy
As a result of events which occurred during the third quarter of 2009, the Company recognized a $22.2 charge primarily for the write-off of certain receivables due to a customer bankruptcy. This customer, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection on 6 January 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. At 31 March 2010, the Company had remaining outstanding receivables with the customer of $16.2. At the present time, the Company does not expect to recognize additional charges related to this customer.
Share Repurchase Program
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the six months ended 31 March 2010, the Company did not purchase any shares under this authorization. At 31 March 2010, $649.2 in share repurchase authorization remains.

17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s segments are organized based on differences in product and/or type of customer. The Company has four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.
Business Segment Information

	Three Months Ended		Six Months Ended
	31 March		31 March
	2010	2009	2010	2009

Revenues from External Customers
Merchant Gases	$921.7	$870.4	$1,855.3	$1,795.6
Tonnage Gases	756.7	624.6	1,454.6	1,368.6
Electronics and Performance Materials	451.2	332.2	884.6	738.8
Equipment and Energy	119.4	128.2	228.0	247.7

Segment and Consolidated Totals	$2,249.0	$1,955.4	$4,422.5	$4,150.7

Operating Income
Merchant Gases	$178.1	$156.2	$367.7	$326.7
Tonnage Gases	107.2	98.0	207.4	206.8
Electronics and Performance Materials	57.0	(11.1)	105.4	13.5
Equipment and Energy	18.2	16.3	26.0	23.3

Segment Total	$360.5	$259.4	$706.5	$570.3
Global cost reduction plan	—	—	—	(174.2)
Acquisition-related costs	(23.4)	—	(23.4)	—
Other	3.5	1.0	2.5	(21.6)

Consolidated Total	$340.6	$260.4	$685.6	$374.5

	31 March	30 September
	2010	2009

Identifiable Assets (A)
Merchant Gases	$4,970.0	$4,917.0
Tonnage Gases	3,837.8	3,597.8
Electronics and Performance Materials	2,237.4	2,249.5
Equipment and Energy	297.6	303.3

Segment Total	$11,342.8	$11,067.6
Other	916.2	1,093.4

Consolidated Total	$12,259.0	$12,161.0

(A)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.
Geographic Information

	Three Months Ended		Six Months Ended
	31 March		31 March
	2010	2009	2010	2009

Revenues from External Customers
North America	$1,103.4	$978.8	$2,131.3	$2,089.3
Europe	705.4	662.2	1,429.7	1,379.6
Asia	383.2	270.1	754.7	595.7
Latin America/Other	57.0	44.3	106.8	86.1

Total	$2,249.0	$1,955.4	$4,422.5	$4,150.7

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in the Company’s 2009 Form 10-K. An analysis of results for the second quarter and first six months of 2010 is provided in the Management’s Discussion and Analysis to follow.
All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles, except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.
Captions such as income from continuing operations attributable to Air Products and net income attributable to Air Products are simply referred to as “income from continuing operations” and “net income” throughout this Management’s Discussion and Analysis, unless otherwise stated.
The discussion of second quarter and year-to-date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude acquisition-related costs in 2010 and the global cost reduction plan charge in 2009. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 35-36.
SECOND QUARTER 2010 VS. SECOND QUARTER 2009
SECOND QUARTER 2010 IN SUMMARY
•	Sales of $2,249.0 increased 15%. Underlying sales increased 9%, due to higher volumes in the Electronics and Performance Materials and Tonnage Gases segments. Favorable currency translation increased sales 4% and higher energy and raw material cost pass-through to customers increased sales 2%.

•	Operating income of $340.6 increased 31%, or $80.2. On a non-GAAP basis, operating income of $364.0 increased 40%, or $103.6, primarily from higher volumes and cost improvements.

•	Income from continuing operations of $252.0 increased 33%, or $62.7, and diluted earnings per share from continuing operations of $1.16 increased 30%, or $.27. On a non-GAAP basis, income from continuing operations of $266.6 increased 41%, or $77.3, and diluted earnings per share from continuing operations of $1.23 increased 38%, or $.34. A summary table of changes in diluted earnings per share is presented below.

•	The Company increased the quarterly dividend from $.45 to $.49 per share. This represents the 28th consecutive year that the Company has increased its dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended
	31 March		Increase
	2010	2009	(Decrease)

Diluted Earnings per Share
Net Income	$1.16	$.97	$.19
Discontinued Operations	—	.08	(.08)

Continuing Operations — GAAP Basis	$1.16	$.89	$.27

Acquisition-related costs	(.07)	—	(.07)

Continuing Operations — Non-GAAP Basis	$1.23	$.89	$.34

Operating Income (after-tax)
Underlying business
Volume			.29
Price/raw materials			(.09)
Costs			.12
Currency			.05

Operating Income			.37

Other (after-tax)
Equity affiliates’ income			.02
Noncontrolling interest			(.02)
Average shares outstanding			(.03)

Other			(.03)

Total Change in Diluted Earnings per Share from Continuing Operations — Non-GAAP Basis			$.34

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months
	Ended 31 March
	2010	2009	% Change

Sales	$2,249.0	$1,955.4	15%
Operating income — GAAP Basis	340.6	260.4	31%
Operating income — Non-GAAP Basis	364.0	260.4	40%
Equity affiliates’ income	32.2	27.0	19%

Sales

% Change from
Prior Year

Underlying business
Volume	10%
Price	(1%)
Currency	4%
Energy and raw material cost pass-through	2%

Total Consolidated Change	15%

Sales of $2,249.0 increased 15%, or $293.6. Underlying business increased sales 9%, primarily due to higher volumes in the Electronics and Performance Materials and Tonnage Gases segments. Volume performance in the Merchant Gases segment was up slightly as strength in Asia was diluted by a slower recovery in both the U.S. and Europe. Currency favorably impacted sales by 4%, due to the weaker U.S. dollar. Energy and raw material contractual cost pass-through to customers due to higher natural gas prices increased sales by 2%.

Operating Income
Operating income of $340.6 increased 31%, or $80.2. On a non-GAAP basis, operating income of $364.0 increased 40%, or $103.6.
•	Underlying business increased $90, primarily from higher volumes in the Electronics and Performance Materials and Tonnage Gases segments and favorable cost performance, partially offset by reduced pricing and variable cost inflation.
•	Favorable currency translation and foreign exchange impacts increased operating income by $14.
Equity Affiliates’ Income
Income from equity affiliates of $32.2 increased $5.2, primarily due to volume increases.
Selling and Administrative Expense (S&A)
S&A expense of $240.4 increased 4%, or $9.8, primarily due to unfavorable currency. S&A as a percent of sales decreased to 10.7% from 11.8%.
Research and Development (R&D)
R&D expense of $26.3 decreased 11%, or $3.3, primarily due to the impact of cost reduction actions. R&D, as a percent of sales, decreased from 1.5% to 1.2%.
Acquisition-Related Costs
In February 2010, the Company commenced a tender offer to acquire all the outstanding common stock of Airgas, including the associated preferred stock purchase rights, for $60.00 per share in cash. The total value of the transaction would be approximately $7 billion, including $5.1 billion of equity and $1.9 billion of assumed debt.
In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Fees incurred to secure this credit facility have been deferred and will be amortized over the term of the arrangement.
For the second quarter of 2010, $23.4 in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be $150 to $200.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $10.4 increased $5.3, primarily due to losses on sales of assets in the prior year. Otherwise, no individual items were significant in comparison to the prior year.
Interest Expense

	Three Months
	Ended 31 March
	2010	2009

Interest incurred	$33.3	$34.9
Less: capitalized interest	3.8	4.9

Interest expense	$29.5	$30.0

Interest incurred decreased $1.6. The decrease was driven by lower average interest rates on variable-rate debt, partially offset by a higher average debt balance and the impact of a weaker dollar on the translation of foreign currency interest.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less noncontrolling interests. On a GAAP basis, the effective tax rate was 25.2% and 26.0% in the second quarter of 2010 and 2009, respectively. On a non-GAAP basis, the effective tax rate was 26.0% in the second quarter of both 2010 and 2009.
Discontinued Operations
In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.
The U.S. Healthcare business generated sales of $43.9 and loss from operations, net of tax, of $.6 in the second quarter of 2009. As a result of events occurring during the second quarter of 2009, the Company recognized a one-time tax benefit of $16.7, or $.08 per share.
Net Income
Net income was $252.0 compared to $205.6 and diluted earnings per share was $1.16 compared to $.97. On a non-GAAP basis, net income was $266.6 compared to $205.6 and diluted earnings per share was $1.23 compared to $.97. A summary table of changes in earnings per share is presented on page 25.
Segment Analysis
Merchant Gases

	Three Months
	Ended 31 March
	2010	2009	% Change

Sales	$921.7	$870.4	6%
Operating income	178.1	156.2	14%
Equity affiliates’ income	26.8	25.1	7%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	1%
Price	(1)%
Currency	6%

Total Merchant Gases Sales Change	6%

Sales of $921.7 increased 6%, or $51.3. Sales increased 6% from favorable currency effects, driven primarily by the weaker U.S. dollar. Underlying sales were flat as volume increases of 1% were offset by a price decline of 1%.
In North America, sales increased 2%, with volumes up 5% and price down 3%. The increase in volumes was primarily driven by higher liquid argon and liquid hydrogen sales. The price decline was due to lower surcharge activity and lower liquid hydrogen pricing, as a result of cost pass-through of lower natural gas costs. In Europe, sales increased 6%, primarily due to favorable currency impacts of 8%. Volumes unfavorably impacted sales by 2%, due to the weak manufacturing environment, partially offset by increased Healthcare volumes. In Asia, sales increased 24%, with volumes up 22% and a favorable currency impact of 6%. Volumes continued to improve across Asia, driven by steel, electronics, and bulk hydrogen customers. Lower pricing decreased sales by 4%, principally due to lower prices for liquid argon. Additionally, the global generated gases business volumes declined due to lower equipment sales.
Merchant Gases Operating Income
Operating income of $178.1 increased 14%, or $21.9. The increase was primarily due to higher volumes of $9, favorable currency of $8, and cost improvements of $19, partially offset by lower pricing and variable cost inflation of $14. The reduced costs were a result of improved plant operating costs, distribution efficiency, and organizational restructuring benefits.

Tonnage Gases

	Three Months
	Ended 31 March
	2010	2009	% Change

Sales	$756.7	$624.6	21%
Operating income	107.2	98.0	9%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	11%
Currency	4%
Energy and raw material cost pass-through	6%

Total Tonnage Gases Sales Change	21%

Sales of $756.7 increased 21%, or $132.1. Volumes increased 11% due to new plant onstreams and continued improvement in steel and chemical end markets. Higher energy and raw material contractual cost pass-through to customers due to higher natural gas prices increased sales by 6%. Currency favorably impacted sales by 4%, driven primarily by the weaker U.S. dollar.
Tonnage Gases Operating Income
Operating income of $107.2 increased 9%, or $9.2. The increase was a result of higher volumes and new plant onstreams of $19 and favorable currency impacts of $4, partially offset by higher maintenance costs of $11.
Electronics and Performance Materials

	Three Months
	Ended 31 March
	2010	2009	% Change

Sales	$451.2	$332.2	36%
Operating income (loss)	57.0	(11.1)	N/M

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	38%
Price	(4)%
Currency	2%

Total Electronics and Performance Materials Sales Change	36%

Sales of $451.2 increased 36%, or $119.0. Underlying business increased 34% due to higher volumes, partially offset by lower pricing. Electronics sales increased 28% due to increased volumes, reflecting the improvement in the Electronics market, partially offset by lower pricing. Performance Materials sales increased 45%, reflecting the continued increase in demand across end markets in all regions, partially offset by lower pricing.
Electronics and Performance Materials Operating Income
Operating income of $57.0 increased $68.1. This increase resulted primarily from higher volumes of $52 and lower costs of $32, partially offset by lower pricing of $16. The reduced costs were a result of restructuring and productivity initiatives.

Equipment and Energy

	Three Months
	Ended 31 March
	2010	2009	% Change

Sales	$119.4	$128.2	(7)%
Operating income	18.2	16.3	12%

Equipment and Energy Sales and Operating Income
Sales of $119.4 decreased 7%, or $8.8, due to lower air separation unit sales. Operating income of $18.2 increased 12% due to higher liquefied natural gas (LNG) heat exchanger activity.
The sales backlog for the Equipment business at 31 March 2010 was $343, compared to $239 at 30 September 2009.
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
Other operating income was $3.5 compared to $1.0. No individual items were significant in comparison to the prior year.
FIRST SIX MONTHS 2010 VS. FIRST SIX MONTHS 2009
FIRST SIX MONTHS 2010 IN SUMMARY
•	Sales of $4,422.5 increased 7%. Underlying business increased 6% primarily in the Electronics and Performance Materials and Tonnage Gases segments, and currency increased sales by 4%. These increases were partially offset by lower energy and raw material cost pass-through to customers of 3%.

•	Operating income of $685.6 increased 83%, or $311.1. On a non-GAAP basis, operating income of $709.0 increased 29%, or $160.3, due to higher volumes, lower costs, and favorable currency and foreign exchange.

•	Income from continuing operations of $503.8 increased 80%, or $224.5, and diluted earnings per share from continuing operations of $2.32 increased 76%, or $1.00. On a non-GAAP basis, income from continuing operations of $518.4 increased 31%, or $123.0, and diluted earnings per share from continuing operations of $2.39 increased 28%, or $.52. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Six Months Ended
	31 March		Increase
	2010	2009	(Decrease)

Diluted Earnings per Share
Net Income	$2.32	$1.29	$1.03
Discontinued Operations	—	(.03)	.03

Continuing Operations — GAAP Basis	$2.32	$1.32	$1.00

Acquisition-related costs	(.07)	—	(.07)
Global cost reduction plan	—	(.55)	.55

Continuing Operations — Non-GAAP Basis	$2.39	$1.87	$.52

Operating Income (after-tax)
Underlying business
Volume			.41
Price/raw materials			(.14)
Costs			.18
Currency			.12

Operating Income			.57

Other (after-tax)
Equity affiliates’ income			.03
Interest expense			.02
Income tax rate			(.02)
Noncontrolling interest			(.02)
Average shares outstanding			(.06)

Other			(.05)

Total Change in Diluted Earnings per Share from Continuing Operations — Non-GAAP Basis			$.52

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Six Months
	Ended 31 March
	2010	2009	% Change

Sales	$4,422.5	$4,150.7	7%
Operating income — GAAP Basis	685.6	374.5	83%
Operating income — Non-GAAP Basis	709.0	548.7	29%
Equity affiliates’ income	59.1	51.5	15%

Sales

% Change from
Prior Year

Underlying business
Volume	7%
Price	(1)%
Currency	4%
Energy and raw material cost pass-through	(3)%

Total Consolidated Change	7%

Sales of $4,422.5 increased 7%, or $271.8. Underlying business increased 6% driven by increases in the Electronics and Performance Materials and Tonnage Gases segments. Currency favorably impacted sales by 4% due to the weaker U.S. dollar. Energy and raw material contractual cost pass-through to customers reduced sales by 3% due to lower natural gas prices in the first quarter of 2010.
Operating Income
Operating income of $685.6 increased 83%, or $311.1. On a non-GAAP basis, operating income of $709.0 increased 29%, or $160.3.
•	Underlying business increased $126, primarily from higher volumes in the Electronics and Performance Material and Tonnage Gases segments and lower costs, partially offset by reduced pricing and variable cost inflation.
•	Favorable currency translation and foreign exchange impacts increased operating income by $34.
Equity Affiliates’ Income
Income from equity affiliates of $59.1 increased $7.6, primarily due to volume increases.
Selling and Administrative Expense (S&A)
S&A expense of $484.5 increased 1%, or $6.9, primarily due to unfavorable currency. S&A as a percent of sales decreased to 11.0% from 11.5%.
Research and Development (R&D)
R&D expense of $53.5 decreased 15%, or $9.3, primarily due to the impact of cost reduction actions. R&D, as a percent of sales, decreased from 1.5% to 1.2%.
Global Cost Reduction Plan
For the six months ended 31 March 2009, the results from continuing operations included a charge of $174.2 ($116.1 after-tax, or $.55 per share) for the global cost reduction plan. For additional information on this charge, as well as a subsequent charge for the plan in the third quarter of 2009, refer to the Company’s 2009 Form 10-K.
The planned actions associated with the global cost reduction plan are expected to be substantially completed within one year of when the related charges were recognized. As of 31 March 2010, the planned actions associated with the first quarter 2009 charge were completed, with the exception of certain benefit payments, associated with a small number of position eliminations, which will be paid in the third quarter of 2010.
Cost savings of approximately $155 are expected for 2010. Beyond 2010, the Company expects annualized savings of approximately $180, of which the majority is related to personnel costs.
Acquisition-Related Costs
For the six months ended 31 March 2010, $23.4 in expense was recognized related to the Airgas transaction and is included within acquisition-related costs on the consolidated income statement. Refer to Note 3 to the consolidated financial statements for details on this charge.
Other Income, Net
Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.
Other income of $21.8 increased $13.8, primarily due to foreign exchange losses in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Six Months
	Ended 31 March
	2010	2009

Interest incurred	$69.6	$76.6
Less: capitalized interest	8.5	10.1

Interest expense	$61.1	$66.5

Interest incurred decreased $7.0. The decrease was primarily driven by lower average interest rates on variable-rate debt, partially offset by a higher average debt balance and the impact of a weaker dollar on the translation of foreign currency interest.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less noncontrolling interests. On a GAAP basis, the effective tax rate was 25.1% and 20.9% in 2010 and 2009, respectively. On a non-GAAP basis, the effective tax rate was 25.5% and 25.0% in 2010 and 2009, respectively. The effective tax rate was higher in 2010 as tax credits had a lower relative impact in relation to increased taxable income.
Discontinued Operations
In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.
The U.S. Healthcare business generated sales of $92.1 and income from operations, net of tax, of $.1 for the six months ended 31 March 2009. In the first quarter of 2009, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the U.S. Healthcare business. Also, a tax benefit of $8.8, or $.04 per share, was recorded to revise the estimated tax benefit related to previously recognized impairment charges. As a result of events occurring during the second quarter 2009, the Company recognized a one-time tax benefit of $16.7, or $.08 per share.
Net Income
Net income was $503.8 compared to $274.2 and diluted earnings per share was $2.32 compared to $1.29. On a non-GAAP basis, net income was $518.4 compared to $390.3 and diluted earnings per share was $2.39 compared to $1.84. A summary table of changes in earnings per share is presented on page 30.
Segment Analysis
Merchant Gases

	Six Months
	Ended 31 March
	2010	2009	% Change

Sales	$1,855.3	$1,795.6	3%
Operating income	367.7	326.7	13%
Equity affiliates’ income	48.0	47.1	2%

Merchant Gases Sales

% Change from
Prior Year

Underlying business
Volume	(2)%
Price	(1)%
Currency	6%

Total Merchant Gases Sales Change	3%

Sales of $1,855.3 increased 3%, or $59.7. Sales increased 6% from favorable currency effects, driven primarily by the weaker U.S. dollar. Underlying business declined 3% due to lower pricing and volume. The 2% volume decline was a result of lower demand in North America and Europe more than offsetting volume increases in Asia.
In North America, sales decreased 5%, with volumes down 3% and price down 2%. The decrease in volume was primarily due to lower liquid/bulk volumes in the first quarter. The price decline was due to lower surcharge activity and lower liquid hydrogen pricing. In Europe, sales increased 6%, primarily due to favorable currency impacts of 8%. Volumes unfavorably impacted sales by 2%, due to the slow recovery of the manufacturing environment, partially offset by increased Healthcare volumes. In Asia, sales increased 18%, with volumes up 16% and a favorable currency impact of 6%. Volumes continued to improve across Asia, driven by steel, electronics, and bulk hydrogen customers. Lower pricing decreased sales by 4%, principally due to lower prices in liquid argon as increased capacity came on-stream in the region. Additionally, the global generated gases business volumes declined due to lower equipment sales.
Merchant Gases Operating Income
Operating income of $367.7 increased 13%, or $41.0. The increase was primarily due to favorable currency of $20 and lower costs of $40, partially offset by lower volumes of $11 and lower pricing and variable cost inflation of $8. The improved costs resulted from improved plant operating costs, distribution efficiency, and organizational restructuring benefits.
Tonnage Gases

	Six Months
	Ended 31 March
	2010	2009	% Change

Sales	$1,454.6	$1,368.6	6%
Operating income	207.4	206.8	—%

Tonnage Gases Sales

% Change from
Prior Year

Underlying business
Volume	11%
Currency	4%
Energy and raw material cost pass-through	(9)%

Total Tonnage Gases Sales Change	6%

Sales of $1,454.6 increased 6%, or $86.0. Volumes increased 11% due to continued improvement in steel and chemical end markets and new plant onstreams. Currency favorably impacted sales by 4%, driven primarily by the weaker U.S. dollar. Lower energy and raw material contractual cost pass-through to customers due to lower natural gas prices in the first quarter of 2010 reduced sales by 9%.
Tonnage Gases Operating Income
Operating income of $207.4 increased $.6. The increase was a result of higher volumes and new plant onstreams of $42 and favorable currency impacts of $5, mostly offset by higher costs of $46, primarily due to maintenance costs and operating inefficiencies.
Electronics and Performance Materials

	Six Months
	Ended 31 March
	2010	2009	% Change

Sales	$884.6	$738.8	20%
Operating income	105.4	13.5	N/M

Electronics and Performance Materials Sales

% Change from
Prior Year

Underlying business
Volume	23%
Price	(5)%
Currency	2%

Total Electronics and Performance Materials Sales Change	20%

Sales of $884.6 increased 20%, or $145.8. Underlying business increased due to higher volumes of 23%, partially offset by unfavorable pricing of 5%. Electronics sales increased 12% due to higher volumes, reflecting the improvement in the Electronics market, partially offset by lower pricing. Performance Materials sales increased 31%, reflecting the continued increased demand across end markets globally, partially offset by lower pricing.
Electronics and Performance Materials Operating Income
Operating income of $105.4 increased $91.9, primarily due to higher volumes of $81 and lower costs of $44, partially offset by lower pricing and variable cost inflation of $33. The reduced costs were a result of restructuring and productivity initiatives.
Equipment and Energy

	Six Months
	Ended 31 March
	2010	2009	% Change

Sales	$228.0	$247.7	(8)%
Operating income	26.0	23.3	12%

Equipment and Energy Sales and Operating Income
Sales of $228.0 decreased 8%, or $19.7, due to lower air separation unit sales. Operating income of $26.0 increased 12%, due to higher LNG activity and lower energy development spending, partially offset by restructuring costs to close a European manufacturing facility.
The sales backlog for the Equipment business at 31 March 2010 was $343, compared to $239 at 30 September 2009.
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
Other operating income was $2.5 compared to a loss of $(21.6) primarily due to unfavorable foreign exchange and an unfavorable LIFO inventory adjustment in the prior year. No other individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.
CONSOLIDATED RESULTS

	Q2	Q2	Q2	YTD	YTD	YTD
	Continuing Operations
	Operating		Diluted	Operating		Diluted
	Income	Income	EPS	Income	Income	EPS

2010 GAAP	$340.6	$252.0	$1.16	$685.6	$503.8	$2.32
2009 GAAP	260.4	189.3	.89	374.5	279.3	1.32

Change GAAP	$80.2	$62.7	$.27	$311.1	$224.5	$1.00

% Change GAAP	31%	33%	30%	83%	80%	76%

2010 GAAP	$340.6	$252.0	$1.16	$685.6	$503.8	$2.32
Acquisition-related costs (tax impact $8.8)*	23.4	14.6	.07	23.4	14.6	.07

2010 Non-GAAP Measure	$364.0	$266.6	$1.23	$709.0	$518.4	$2.39

2009 GAAP	$260.4	$189.3	$.89	$374.5	$279.3	$1.32
Global cost reduction plan (tax impact $58.1)*	—	—	—	174.2	116.1	.55

2009 Non-GAAP Measure	$260.4	$189.3	$.89	$548.7	$395.4	$1.87

Change Non-GAAP Measure	$103.6	$77.3	$.34	$160.3	$123.0	$.52

% Change Non-GAAP Measure	40%	41%	38%	29%	31%	28%

	Q2	Q2	YTD	YTD
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS

2010 GAAP	$252.0	$1.16	$503.8	$2.32
2009 GAAP	205.6	.97	274.2	1.29

2010 GAAP	$252.0	$1.16	$503.8	$2.32
Acquisition-related costs (tax impact $8.8)*	14.6	.07	14.6	.07

2010 Non-GAAP Measure	$266.6	$1.23	$518.4	$2.39

2009 GAAP	$205.6	$.97	$274.2	$1.29
Global cost reduction plan (tax impact $58.1)*	—	—	116.1	.55

2009 Non-GAAP Measure	$205.6	$.97	$390.3	$1.84

*	Based on statutory tax rates of 37.4% and 33.3% for the 2010 and 2009 charges, respectively.

	Effective Tax Rate
	2010	2009	2010	2009
	Q2	Q2	YTD	YTD

Income Tax Provision — GAAP	$84.9	$66.5	$168.4	$73.6

Income from continuing operations before taxes — GAAP	$343.3	$257.4	$683.6	$359.5
Net income from noncontrolling interests — GAAP	6.4	1.6	11.4	6.6

Income from continuing operations before taxes less noncontrolling interests — GAAP	$336.9	$255.8	$672.2	$352.9

Effective Tax Rate — GAAP	25.2%	26.0%	25.1%	20.9%

Income Tax Provision — GAAP	$84.9	$66.5	$168.4	$73.6
Acquisition-related costs tax impact	8.8	—	8.8	—
Global cost reduction plan tax impact	—	—	—	58.1

Income Tax Provision — Non-GAAP Measure	$93.7	$66.5	$177.2	$131.7

Income from continuing operations before taxes less noncontrolling interests — GAAP	$336.9	$255.8	$672.2	$352.9
Acquisition-related costs	23.4	—	23.4	—
Global cost reduction plan	—	—	—	174.2

Income from continuing operations before taxes less noncontrolling interests — Non-GAAP Measure	$360.3	$255.8	$695.6	$527.1

Effective Tax Rate — Non-GAAP Measure	26.0%	26.0%	25.5%	25.0%

PENSION BENEFITS
Refer to Note 11 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15 to the consolidated financial statements in the Company’s 2009 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
The Company has maintained a strong financial position through the first six months of 2010. Cash flow from operations provided funding for the Company’s capital spending and dividend payments. The Company has current debt ratings of A/A3 (long-term) and A-1/P-2 (short-term), by Standard & Poor’s/Moody’s. As a result of the Airgas tender offer, Moody’s lowered their rating from A2/P-1 to A3/P-2. The Company continues to retain consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
Cash Flow
The narrative below refers to the consolidated statements of cash flows included on page 6.
Operating Activities
Net cash provided by operating activities increased $83.4, or 18%. This variance resulted from an increase in net income of $229.6 combined with the favorable impact of noncash adjustments to income of $106.7, partially offset by unfavorable changes in working capital of $252.9.
Noncash adjustments include depreciation and amortization, impairment charges, deferred income taxes, and share-based compensation cost. These adjustments also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings.

•	Net income in the current year included an increase in the noncash expense for deferred income taxes of $91.4 and noncash acquisition-related costs of $21.0. Net income in 2009 included noncash impairment charges of $80.8 related to the global cost reduction plan and the discontinued U.S. Healthcare business.
Changes in working capital resulted in a $252.9 negative cash flow variance and included:
•	A $296.2 negative cash flow variance in trade receivables. The current year reflected a negative cash flow of $129.9 caused by rising sales while the prior year reflected a positive cash flow of $166.3 resulting from a significant drop off in sales.

•	A $74.8 negative cash flow variance due to a higher use of cash for payables and accrued liabilities. This variance was due primarily to higher pension contributions in 2010, partially offset by an increase in other accruals as a result of higher operating levels.

•	A $74.0 positive cash flow variance from other working capital due primarily to changes in accrued income taxes.
Investing Activities
Cash used for investing activities increased $27.8 and included:
•	Capital expenditures for plant and equipment decreased by $98.9, consistent with the Company’s current capital spending plan.

•	On 1 March 2010, the Company purchased 51.47% of the shares of SAGA for $25.0 net of cash acquired of $22.2. See Note 4 for additional information on this business combination.

•	The Company purchased approximately 1.5 million shares of Airgas stock for $69.6 prior to a tender offer as discussed in Note 3.
Capital expenditures are detailed in the table below.

	Six Months Ended
	31 March
	2010	2009

Additions to plant and equipment	$516.9	$615.8
Acquisitions, less cash acquired	34.9	1.6
Short-term borrowings associated with SAGA acquisition (A)	60.6	—
Investment in and advances to unconsolidated affiliates	4.5	.1

Capital expenditures on a GAAP basis	$616.9	$617.5
Capital lease expenditures (B)	82.3	68.2

Capital expenditures on a Non-GAAP basis	$699.2	$685.7

(A)	Noncash transaction.

(B)	The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage the Company’s expenditures.
Financing Activities
Cash used for financing activities increased $291.5, primarily due to a net decrease in borrowings of $324.5, partially offset by higher proceeds of $28.6 from stock option exercises.
•	Company borrowings (short- and long-term proceeds, net of repayments) were a net repayment of $71.2 as compared to net borrowings of $253.3 during 2009. Payments in 2010 included a $50.0 Medium-term note. Borrowings in 2009 included the issuance of $80.0 of Industrial Revenue Bonds and $181.8 of commercial paper.
Total debt at 31 March 2010 and 30 September 2009, expressed as a percentage of the sum of total debt and total equity, was 44.5% and 47.7%, respectively. Total debt decreased from $4,501.5 at 30 September 2009 to $4,343.4 at 31 March 2010.

The Company’s total multicurrency revolving facility, maturing in May 2011, amounted to $1,450.0 at 31 March 2010. No borrowings were outstanding under these commitments. Additional commitments totaling $536.3 are maintained by the Company’s foreign subsidiaries, of which $290.6 were utilized at 31 March 2010.
In connection with the Airgas tender offer (see Note 3), the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other typical affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and will be amortized over the term of the arrangement.
On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first six months of 2010, the Company did not purchase any shares under this authorization. At 31 March 2010, $649.2 in share repurchase authorization remained.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2009 Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to Note 16 to the consolidated financial statements in the Company’s 2009 Form 10-K and Note 12 in this quarterly filing.
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
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this presentation is made regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, a slowdown in the global economic recovery; renewed deterioration in economic and business conditions; poor demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; inability to collect receivables from or recovery of payments made by customers in bankruptcy proceedings; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; unexpected costs associated with the Company’s cash tender offer for Airgas, Inc.; costs of future restructuring actions which are not currently planned or anticipated; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs; inability to achieve anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the timing and rate at which tax credits can be utilized and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2009. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.
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
The net financial instrument position decreased from a liability of $4,510 at 30 September 2009 to a liability of $4,191 at 31 March 2010, primarily due to the impact of a stronger U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 March 2010 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2010 an unplanned shutdown at the Company’s nitric acid plant in Pasadena, Texas resulted in the release of nitrogen dioxide and nitric acid into the atmosphere. In connection with the incident, the Company has been contacted by federal, state and local environmental regulatory authorities. At this time the Company does not know whether any fines or penalties will be assessed; however the Company expects that any resulting fines or penalties will be immaterial to its consolidated financial results.
Item 4. Submission of Matters to a Vote of Security Holders.
a.	The Annual Meeting of Shareholders of the Registrant was held on 28 January 2010.

b.	The following directors were elected at the meeting: William L. Davis III, W. Douglas Ford, Evert Henkes, and Margaret G. McGlynn. Directors whose term of office continued after the meeting include: Michael J. Donahue, Ursula O. Fairbairn, Lawrence S. Smith, Mario L. Baeza, Edward E. Hagenlocker, John E. McGlade, and Charles H. Noski.

c.	The following matters were voted on at the Annual Meeting:
1.	Election of Directors
NUMBER OF VOTES CAST

NAME OF DIRECTOR	VOTED FOR	WITHHELD AUTHORITY	BROKER NON-VOTES
William L. Davis III	166,988,342	2,806,494	13,987,622
W. Douglas Ford	167,645,021	2,149,815	13,987,622
Evert Henkes	167,610,904	2,183,932	13,987,622
Margaret G. McGlynn	167,322,047	2,472,789	13,987,622
2.	Ratification of the appointment of KPMG LLP of Philadelphia, Pennsylvania, as independent auditor for the registrant for the fiscal year ending 30 September 2010
NUMBER OF VOTES CAST

FOR	AGAINST	ABSTAIN
181,353,867	2,203,458	225,133
3.	Approval of the Long-Term Incentive Plan
NUMBER OF VOTES CAST

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
150,292,224	19,088,578	412,192	13,989,464
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

10.1	Amended and Restated Commitment Letter dated March 3, 2010 among Air Products and Chemicals, Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (Filed as Exhibit 10.1 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.2	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., The Royal Bank of Scotland plc and RBS Securities Inc. (Filed as Exhibit 10.2 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.3	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., Deutsche Bank AG Cayman Island Branch and Deutsche Bank Securities Inc. (Filed as Exhibit 10.3 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.4	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., BNP Paribas and BNP Paribas Securities Corp. (Filed as Exhibit 10.4 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.5	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., HSBC Securities (USA) Inc. and HSBC Bank USA, N.A. (Filed as Exhibit 10.5 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.6	Accession Letter dated March 3, 2010 between Air Products and Chemicals, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Filed as Exhibit 10.6 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.7	Credit Agreement dated March 31, 2010 among Air Products and Chemicals, Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.

(Registrant)

Date: 26 April 2010	By:	/s/ Paul E. Huck

Paul E. Huck Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Commitment Letter dated March 3, 2010 among Air Products and Chemicals, Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (Filed as Exhibit 10.1 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.2	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., The Royal Bank of Scotland plc and RBS Securities Inc. (Filed as Exhibit 10.2 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.3	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., Deutsche Bank AG Cayman Island Branch and Deutsche Bank Securities Inc. (Filed as Exhibit 10.3 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.4	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., BNP Paribas and BNP Paribas Securities Corp. (Filed as Exhibit 10.4 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.5	Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., HSBC Securities (USA) Inc. and HSBC Bank USA, N.A. (Filed as Exhibit 10.5 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.6	Accession Letter dated March 3, 2010 between Air Products and Chemicals, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Filed as Exhibit 10.6 to Form 8-K filed on 3/5/2010 and incorporated herein by reference.)

10.7	Credit Agreement dated March 31, 2010 among Air Products and Chemicals, Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

†	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.