Form 10-Q
period 2010-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2010-07-26
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 19 July 2010
Common Stock, $1 par value	212,536,365

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	30 June 2010	30 September 2009
Assets
Current Assets
Cash and cash items	$ 405.3	$ 488.2
Trade receivables, less allowances for doubtful accounts	1,416.4	1,363.2
Inventories	499.2	509.6
Contracts in progress, less progress billings	120.6	132.3
Prepaid expenses	72.8	99.7
Other receivables and current assets	431.1	404.8
Total Current Assets	2,945.4	2,997.8
Investment in Net Assets of and Advances to Equity Affiliates	856.9	868.1
Plant and Equipment, at cost	15,646.9	15,751.3
Less: Accumulated depreciation	8,876.1	8,891.7
Plant and Equipment, net	6,770.8	6,859.6
Goodwill	842.5	916.0
Intangible Assets, net	263.9	262.6
Noncurrent Capital Lease Receivables	738.1	687.0
Other Noncurrent Assets	581.8	438.0
Total Assets	$12,999.4	$13,029.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$ 1,415.3	$ 1,674.8
Accrued income taxes	75.9	42.9
Short-term borrowings	341.2	333.8
Current portion of long-term debt	480.4	452.1
Total Current Liabilities	2,312.8	2,503.6
Long-Term Debt	3,366.4	3,715.6
Deferred Income and Other Noncurrent Liabilities	1,474.7	1,522.0
Deferred Income Taxes	473.6	357.9
Total Liabilities	7,627.5	8,099.1
Commitments and Contingencies – See Note 12
Equity
Common stock (par value $1 per share; 2010 and 2009 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	803.0	822.9
Retained earnings	7,685.5	7,234.6
Accumulated other comprehensive income (loss)	(1,230.5)	(1,161.8)
Treasury stock, at cost (2010 – 36,919,219 shares; 2009 – 38,195,320 shares)	(2,276.0)	(2,353.2)
Total Air Products Shareholders’ Equity	5,231.4	4,791.9
Noncontrolling Interests	140.5	138.1
Total Equity	5,371.9	4,930.0
Total Liabilities and Equity	$12,999.4	$13,029.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June		Nine Months Ended 30 June
(Millions of dollars, except for share data)	2010	2009	2010	2009
Sales	$2,252.3	$1,976.2	$6,674.8	$6,126.9
Cost of sales	1,611.0	1,427.5	4,808.3	4,497.1
Selling and administrative	241.2	232.3	725.7	709.9
Research and development	29.3	24.1	82.8	86.9
Global cost reduction plan	—	124.0	—	298.2
Acquisition-related costs	37.9	—	61.3	—
Customer bankruptcy	(1.8)	22.2	(1.8)	22.2
Pension settlement	6.3	8.0	6.3	8.0
Other (income), net	(8.0)	(5.7)	(29.8)	(13.7)
Operating Income	336.4	143.8	1,022.0	518.3
Equity affiliates’ income	32.5	28.5	91.6	80.0
Interest expense	30.0	27.5	91.1	94.0
Income from Continuing Operations before Taxes	338.9	144.8	1,022.5	504.3
Income tax provision	77.6	25.4	246.0	99.0
Income from Continuing Operations	261.3	119.4	776.5	405.3
Loss from Discontinued Operations, net of tax	—	(1.4)	—	(6.5)
Net Income	261.3	118.0	776.5	398.8
Less: Net Income Attributable to Noncontrolling Interests	8.1	4.8	19.5	11.4
Net Income Attributable to Air Products	$ 253.2	$ 113.2	$ 757.0	$ 387.4

Net Income Attributable to Air Products
Income from continuing operations	$ 253.2	$ 114.6	$ 757.0	$ 393.9
Loss from discontinued operations	—	(1.4)	—	(6.5)
Net Income Attributable to Air Products	$ 253.2	$ 113.2	$ 757.0	$ 387.4

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$ 1.19	$ .55	$ 3.57	$ 1.88
Loss from discontinued operations	—	(.01)	—	(.03)
Net Income Attributable to Air Products	$ 1.19	$ .54	$ 3.57	$ 1.85

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$ 1.17	$ .54	$ 3.49	$ 1.85
Loss from discontinued operations	—	(.01)	—	(.03)
Net Income Attributable to Air Products	$ 1.17	$ .53	$ 3.49	$ 1.82
Weighted Average of Common Shares Outstanding (in millions)	212.3	209.8	212.0	209.6
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	216.9	214.0	216.9	212.8
Dividends Declared Per Common Share – Cash	$ .49	$ .45	$ 1.43	$ 1.34

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June
(Millions of dollars)	2010	2009
Net Income	$ 261.3	$ 118.0
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $54.5 and $(30.5)	(195.7)	258.8
Net gain (loss) on derivatives, net of tax (benefit) of $(9.7) and $5.0	(16.0)	9.8
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $(1.2) and $1.5	(2.0)	2.6
Pension and postretirement benefits, net of tax (benefit) of $2.6 and $(13.6)	4.1	(22.7)
Reclassification adjustments:
Currency translation adjustment	(.7)	—
Derivatives, net of tax (benefit) of $9.4 and $(2.4)	15.7	(4.4)
Pension and postretirement benefits, net of tax of $8.7 and $4.7	16.1	8.6
Total Other Comprehensive Income (Loss)	(178.5)	252.7
Comprehensive Income (Loss)	82.8	370.7
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	5.7	10.1
Comprehensive Income (Loss) Attributable to Air Products	$ 77.1	$ 360.6

	Nine Months Ended 30 June
(Millions of dollars)	2010	2009
Net Income	$ 776.5	$ 398.8
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $106.8 and $(25.8)	(126.5)	(284.7)
Net (loss) on derivatives, net of tax (benefit) of $(14.5) and $(1.1)	(25.3)	(3.1)
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $8.4 and $1.1	14.5	1.8
Pension and postretirement benefits, net of tax (benefit) of $2.6 and $(13.6)	4.1	(22.7)
Reclassification adjustments:
Currency translation adjustment	(.7)	(3.2)
Derivatives, net of tax of $13.1 and $.9	23.5	2.7
Pension and postretirement benefits, net of tax of $21.3 and $7.3	39.8	14.3
Total Other Comprehensive Income (Loss)	(70.6)	(294.9)
Comprehensive Income (Loss)	705.9	103.9
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	17.6	6.6
Comprehensive Income (Loss) Attributable to Air Products	$688.3	$ 97.3

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 June
(Millions of dollars)	2010	2009
Operating Activities
Net Income	$776.5	$398.8
Less: Net income attributable to noncontrolling interests	19.5	11.4
Net income attributable to Air Products	$757.0	$387.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	648.8	614.8
Impairment of assets of continuing operations	3.8	67.7
Impairment of assets of discontinued operations	—	48.7
Deferred income taxes	80.7	(41.6)
Undistributed earnings of unconsolidated affiliates	(35.2)	(45.5)
(Gain) loss on sale of assets and investments	(9.1)	7.0
Share-based compensation	36.6	45.1
Noncurrent capital lease receivables	(72.7)	(74.9)
Acquisition-related costs	52.5	—
Customer bankruptcy	—	22.2
Other adjustments	35.5	(28.8)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(151.3)	160.0
Inventories	(9.5)	(10.8)
Contracts in progress	4.6	29.8
Payables and accrued liabilities	(315.9)	(313.2)
Other working capital	7.4	(2.9)
Cash Provided by Operating Activities	1,033.2	865.0
Investing Activities
Additions to plant and equipment	(757.2)	(899.3)
Acquisitions, less cash acquired	(37.2)	(29.8)
Investment in and advances to unconsolidated affiliates	(4.7)	(1.1)
Investment in Airgas stock	(69.6)	—
Proceeds from sale of assets and investments	32.6	30.1
Proceeds from sale of discontinued operations	—	39.0
Change in restricted cash	28.2	82.2
Cash Used for Investing Activities	(807.9)	(778.9)
Financing Activities
Long-term debt proceeds	110.9	120.9
Payments on long-term debt	(109.8)	(70.0)
Net (decrease) increase in commercial paper and short-term borrowings	(50.0)	99.2
Dividends paid to shareholders	(294.6)	(278.8)
Proceeds from stock option exercises	42.3	14.9
Excess tax benefit from share-based compensation	11.1	4.1
Other financing activities	(9.9)	(7.8)
Cash Used for Financing Activities	(300.0)	(117.5)
Effect of Exchange Rate Changes on Cash	(8.2)	(1.8)
Decrease in Cash and Cash Items	(82.9)	(33.2)
Cash and Cash Items – Beginning of Year	488.2	103.5
Cash and Cash Items – End of Period	$405.3	$70.3
Supplemental Cash Flow Information
Significant noncash transactions:
Short-term borrowings associated with SAGA acquisition	$54.6	$—
Noncurrent liability related to the purchase of shares from noncontrolling interests	39.8	—

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to the Company’s 2009 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2010 other than those detailed in Note 2.

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (the “Company”, “Air Products”, or “registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in the Company’s latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2.	NEW ACCOUNTING GUIDANCE

Guidance Implemented

Business Combinations

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, the guidance requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction. If a business combination is achieved in stages, the previously-held ownership interest is adjusted to fair value at the acquisition date, and any resulting gain or loss is recognized in earnings. Contingent consideration is recognized at fair value at the acquisition date, and restructuring and acquisition-related costs are expensed as incurred. The fair value of assets and liabilities acquired, including uncertain tax positions, can be adjusted during the measurement period. Any adjustments after the measurement period, which cannot exceed one year, will be recognized in earnings. This guidance was effective for the Company beginning on 1 October 2009 and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued authoritative guidance that establishes the accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires entities to report noncontrolling interests in subsidiaries separately within equity in the consolidated balance sheets. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and noncontrolling interests. Changes in a parent’s ownership interests while the parent retains control are treated as equity transactions. If a parent loses control of a subsidiary, any retained noncontrolling interests would be measured at fair value with any gain or loss recognized in earnings. This guidance was effective for the Company on 1 October 2009 and was applied prospectively, except for the presentation and disclosure requirements related to noncontrolling interests, which were applied retrospectively for all periods presented. The Company’s financial statements have been updated to reflect the new presentation. Prior year amounts have been reclassified to conform to the current year presentation.

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

New Guidance to Be Implemented

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit or other postretirement plan. Disclosures include information about investment policies and strategies, classes of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk. This guidance is effective for the Company beginning with its fiscal year-end 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. This guidance requires additional disclosure and will not have an impact on the Company’s consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance that amends previous guidance for determining whether an entity has a controlling financial interest in a variable interest entity (VIE). This determination identifies the primary beneficiary of a VIE as the entity that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. This guidance is effective for the Company beginning in fiscal year 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	AIRGAS TRANSACTION

In February 2010, the Company commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights, for $60.00 per share in cash. Airgas, a Delaware company, is the largest U.S. distributor of industrial, medical, specialty gases, and hardgoods. On 8 July 2010, the Company increased the value of its tender offer to $63.50 per share. The total value of the transaction approximates $7.3 billion, including $5.5 billion of equity and $1.8 billion of assumed debt. The offer and withdrawal rights are scheduled to expire on 13 August 2010, unless further extended.

Prior to the tender offer, the Company purchased approximately 1.5 million shares of Airgas stock for $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. For the nine months ended 30 June 2010, an after-tax unrealized holding gain of $15.4 was recorded in other comprehensive income within total equity on the consolidated balance sheet.

In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and are being amortized over the term of the arrangement.

For the three and nine months ended 30 June 2010, $37.9 ($23.7 after-tax, or $.11 per share) and $61.3 ($38.3 after-tax, or $.18 per share), respectively, in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be approximately $150 to $200.

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

Under the terms of these agreements, the Company purchased 51.47% of the shares of SAGA on 1 March 2010 for €34.5 million or $47.2 ($25.0 net of cash acquired of $22.2). The remaining shares are expected to be purchased in November 2010 for a fixed price of €44.8 million, or approximately $55, under a put and call option structure. This structure has been accounted for as a financing of the purchase of the remaining shares and reported within short-term borrowings on the consolidated balance sheet.

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

In the third quarter of 2009, the results from continuing operations included a charge of $124.0 ($84.2 after-tax, or $.39 per share) for the global cost reduction plan. For the nine months ended 30 June 2009, the results included a total global cost reduction plan charge of $298.2 ($200.3 after-tax, or $.94 per share). For additional information on this charge, refer to the Company’s 2009 Form 10-K.

During the first quarter of 2010, the Company revised its estimate of the costs associated with the 2009 global cost reduction plan. The unfavorable impact of additional severance and other benefits was offset by a favorable variance related to completed business exits and asset management actions. This adjustment to the charge was excluded from segment operating profit and did not have a material impact on any individual segment.

As of 30 June 2010, the planned actions associated with the global cost reduction plan were substantially completed with the exception of certain benefit payments and finalization of the sale of a facility. The majority of the remaining benefit payments will be paid during the fourth quarter of 2010. Additionally, the Company anticipates completing the planned sale of the facility by the end of the calendar year.

The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan:

	Severance and Other Benefits		Asset Impairments/ Other Costs	Total
First quarter 2009 charge	$ 120.0		$ 54.2	$ 174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (A)	—		(16.0)	(16.0)
Noncash items	(33.8	)(B)	(66.1)	(99.9)
Cash expenditures	(75.3)		(.9)	(76.2)
Currency translation adjustment	4.3		—	4.3
30 September 2009	$105.2		$ 5.2	$110.4
First quarter 2010 adjustment to charge	6.6		(6.6)	—
Environmental charge (A)	—		1.5	1.5
Noncash items	(2.8	)(B)	.1	(2.7)
Cash expenditures	(87.3)		(.2)	(87.5)
Currency translation adjustment	(5.7)		—	(5.7)
30 June 2010	$ 16.0		$ —	$ 16.0

(A)	Reflected in accrual for environmental obligations. See Note 12.
(B)	Primarily pension-related costs which are reflected in the accrual for pension benefits.

6.	DISCONTINUED OPERATIONS

In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.

In the first half of 2009, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the business. Also, tax benefits of $25.5, or $.12 per share, were recorded to revise the estimated tax benefit associated with the total impairment charges recorded.

During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business for cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from the sale combined with adjustments to the net realizable value of the remaining businesses.

The U.S. Healthcare business generated sales of $25.2 and $117.3 and loss from operations, net of tax, of $2.1 and $2.0 for the three and nine months ended 30 June 2009, respectively. Remaining assets and liabilities associated with the U.S. Healthcare divestiture are not material and have been classified in continuing operations.

7.	INVENTORIES

The components of inventories are as follows:

	30 June 2010	30 September 2009
Inventories at FIFO Cost
Finished goods	$377.1	$405.5
Work in process	26.3	20.9
Raw materials and supplies	163.5	151.1
	566.9	577.5
Less: Excess of FIFO cost over LIFO cost	(67.7)	(67.9)
	$499.2	$509.6

FIFO cost approximates replacement cost. The Company’s inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

8.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2010 are as follows:

	30 September 2009	Acquisitions and Adjustments	Currency Translation	30 June 2010
Merchant Gases	$601.3	$20.1	$(85.0)	$536.4
Tonnage Gases	16.3	(.9)	(1.7)	13.7
Electronics and Performance Materials	298.4	.3	(6.3)	292.4
	$916.0	$19.5	$(93.0)	$842.5

The increase in goodwill in the Merchant Gases segment was primarily due to the SAGA acquisition of $36.7 during the second quarter of 2010, offset by a reduction in goodwill as a result of an adjustment related to a previous acquisition of $16.9.

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

Option Contracts

In certain limited situations, the Company enters into option contracts to manage cash flow exposures to foreign currency fluctuations. Similar to forward contracts, these instruments are evaluated for hedge accounting treatment and are recognized on the balance sheet at fair value. As of 30 June 2010 and 30 September 2009, there were no outstanding option contracts.

The table below summarizes the Company’s outstanding currency price risk management instruments:

	30 June 2010		30 September 2009
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,944.9	.4	$1,799.3	.8
Net investment hedges	598.7	3.2	873.6	3.5
Fair value hedges	—	—	2.7	.4
Hedges not designated	1,028.3	.1	330.3	.6
Total Forward Exchange Contracts	$3,571.9	.8	$3,005.9	1.6

In addition to the above, the Company uses foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The designated foreign currency denominated debt includes €785.9 million at 30 June and €1,013.0 million at 30 September 2009. The designated intercompany loans include €437.0 million at 30 June 2010 and 30 September 2009.

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

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to change the fixed/variable interest rate mix of its debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in the Company’s debt portfolio. The current interest rate swap portfolio consists of fixed to floating swaps denominated in U.S. dollars and in Euros. In addition, the Company uses interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is the Company’s policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

The Company enters into cross currency interest rate swap contracts when risk management deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge long-term intercompany and third-party borrowing transactions and certain net investments in foreign operations. The current cross currency swap portfolio consists of a single fixed to fixed swap between U.S. dollars and British Pound Sterling.

The following table summarizes the Company’s outstanding interest rate swaps and cross currency interest rate swaps:

	30 June 2010				30 September 2009
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$603.7	LIBOR	3.65%	4.0	$327.2	LIBOR	4.47%	1.7
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	3.7	$32.2	5.54%	5.48%	4.5

Commodity Price Risk Management

The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. As of 30 June 2010, the Company did not have outstanding commodity swap contracts. At 30 September 2009, the Company had outstanding contracts with a notional value of $18.5 and with an average maturity of .2 years.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives:

	Balance Sheet Location	30 June 2010	30 September 2009	Balance Sheet Location	30 June 2010	30 September 2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:

Foreign exchange contracts	Other receivables	$88.6	$48.8	Accrued liabilities	$72.6	$55.1
Interest rate swap contracts	Other receivables	2.5	—	Accrued liabilities	.1	.4
Commodity swap contracts	Other receivables	—	4.3	Accrued liabilities	—	2.4
Foreign exchange contracts	Other noncurrent assets	68.8	10.0	Other noncurrent liabilities	2.2	45.4
Interest rate swap contracts	Other noncurrent assets	28.3	15.1	Other noncurrent liabilities	1.5	3.0
Total Derivatives Designated as Hedging Instruments		$188.2	$78.2		$76.4	$106.3
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$5.8	$1.0	Accrued liabilities	$31.0	$3.4
Total Derivatives		$194.0	$79.2		$107.4	$109.7

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

	Three Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$16.0	$(4.6)	$—	$—	$—	$(5.2)	$16.0	$(9.8)
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(.7)	1.3	—	—	—	1.2	(.7)	2.5
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(15.1)	1.7	—	—	—	—	(15.1)	1.7
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	.1	.2	—	—	—	—	.1	.2
Net Investment Hedges:

Net (gain) loss recognized in OCI	$(53.7)	$29.8	$(117.0)	$59.6	$(.4)	$3.1	$(171.1)	$92.5
Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$(.4)	2.7	$—	$—	$—	$—	$(.4)	$2.7

	Nine Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$25.1	$8.5	$—	$—	$.2	$(5.4)	$25.3	$3.1
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(5.6)	(2.2)	—	—	2.0	3.6	(3.6)	1.4
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(19.8)	(4.2)	—	—	—	—	(19.8)	(4.2)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.1)	.1	—	—	—	—	(.1)	.1
Net Investment Hedges:

Net (gain) loss recognized in OCI	$(89.3)	$8.7	$(236.0)	$(14.8)	$(1.3)	$(1.7)	$(326.6)	$(7.8)
Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$(3.9)	$4.6	$—	$—	$—	$—	$(3.9)	$4.6

(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts, interest rate swaps, and currency option contracts.
(B)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require the Company to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If the Company’s credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $29.0 as of 30 June 2010 and $35.0 as of 30 September 2009. Because the Company’s current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

The Company executes all derivative transactions with counterparties that are highly rated financial institutions all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $104.7 as of 30 June 2010 and $14.7 as of 30 September 2009. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

Available-for-Sale Securities

The fair value of available-for-sale securities is based on a market approach, specifically quoted market prices in publicly traded companies from the New York Stock Exchange, NASDAQ, and Tokyo Stock Exchange. These investments are reported within other noncurrent assets on the consolidated balance sheet, with holding gains and losses recorded to other comprehensive income, net of tax, within total equity.

The investment in Airgas stock of $93.8 represents approximately 1.5 million common shares as discussed in Note 3 on the Airgas Transaction. Other investments primarily include an investment in a publicly traded foreign company.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2010		30 September 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Foreign exchange contracts	$ 163.2	$ 163.2	$ 59.8	$ 59.8
Interest rate swap contracts	30.8	30.8	15.1	15.1
Commodity swap contracts	—	—	4.3	4.3
Available-for-sale securities
Airgas investment	93.8	93.8	—	—
Other investments	18.0	18.0	19.4	19.4
Liabilities
Derivatives
Foreign exchange contracts	$ 105.8	$ 105.8	$ 103.9	$ 103.9
Interest rate swap contracts	1.6	1.6	3.4	3.4
Commodity swap contracts	—	—	2.4	2.4
Long-term debt, including current portion	3,846.8	4,105.2	4,167.7	4,479.5

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

30 June 2010	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Foreign exchange contracts	$163.2	$—	$163.2	$—
Interest rate swap contracts	30.8	—	30.8	—
Available-for-sale securities
Airgas investment	93.8	93.8	—	—
Other investments	18.0	18.0	—	—
Total Assets at Fair Value	$305.8	$111.8	$194.0	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$105.8	$—	$105.8	$—
Interest rate swap contracts	1.6	—	1.6	—
Total Liabilities at Fair Value	$107.4	$—	$107.4	$—

Refer to Note 1 in the Company’s 2009 Form 10-K and Note 9 in this quarterly filing for additional information on the Company’s accounting and reporting of the fair value of financial instruments.

11.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and nine months ended 30 June 2010 and 2009 were as follows:

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$ 10.6	$ 5.7	$ 8.5	$ 6.7	$ 1.2	$ .8
Interest cost	30.9	14.3	31.1	15.1	1.1	1.7
Expected return on plan assets	(41.1)	(15.3)	(37.0)	(13.5)	—	—
Prior service cost (credit) amortization	.7	.1	.7	.3	—	(.3)
Actuarial loss amortization	11.7	4.7	1.5	2.3	.7	(.1)
Settlement and curtailment charges	5.8	.5	8.0	3.8	—	—
Special termination benefits	(.7)	—	2.8	11.6	—	—
Other	—	.2	—	.4	—	—
Net periodic benefit cost	$ 17.9	$ 10.2	$ 15.6	$ 26.7	$ 3.0	$ 2.1

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$ 31.8	$ 17.9	$ 25.5	$ 19.5	$ 3.6	$ 3.1
Interest cost	92.7	45.3	93.0	44.2	3.3	4.8
Expected return on plan assets	(123.3)	(48.2)	(109.5)	(39.6)	—	—
Prior service cost (credit) amortization	2.1	.5	1.9	1.1	—	(1.0)
Actuarial loss amortization	35.1	14.7	4.5	6.7	2.1	.2
Settlement and curtailment charges	5.8	.5	8.0	3.8	—	—
Special termination benefits	(.7)	3.5	7.2	21.8	—	—
Other	—	2.1	—	1.2	—	—
Net periodic benefit cost	$ 43.5	$ 36.3	$ 30.6	$ 58.7	$ 9.0	$ 7.1

Special termination benefits for the three and nine months ended 30 June 2010 included $(.7) and $2.8 for the global cost reduction plan, respectively. Special termination benefits for the three and nine months ended 30 June 2009 included $14.4 and $28.5 for the global cost reduction plan, respectively. The global cost reduction charge for the third quarter of 2009 also included $3.8 for curtailment losses related to the U.K. pension plans.

For the nine months ended 30 June 2010 and 2009, the Company’s cash contributions to funded plans and benefit payments under unfunded plans were $348.2 and $169.5, respectively. Total contributions for fiscal 2010 are expected to be approximately $375. During fiscal 2009, total contributions were $184.8.

The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. The Company recognized a $6.3 ($3.9 after-tax, or $.02 per share) charge in the third quarter of 2010. A similar amount of additional settlement losses is expected to be recognized in the fourth quarter of 2010. In the third quarter of 2009, the Company recognized a settlement charge of $8.0 ($5.0 after-tax, or $.02 per share).

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

Put Option Agreements

In 2008, the Company entered into a put option agreement to purchase the remaining noncontrolling interest in Cryoservice Limited (CSL), a cryogenic and specialty gases company in the U.K. The Company increased its ownership at that time from 25% to 72%. Put options were issued which gave the noncontrolling shareholders the right to require the Company to purchase their shares in CSL. The options were effective beginning January 2010 and are exercisable only within a 20-day option period each year. The option price is based on a multiple of earnings formula.

In June 2010, the Company entered into agreements obligating it to purchase 25% of the remaining shares of CSL. The agreements require the consideration, which is based on a multiple of earnings formula, to be remitted in January 2012. A noncurrent liability of $39.8 was recorded on the consolidated balance sheet for this obligation. The share sale agreements effectively terminate the option agreements. Refer to Note 15 for further information.

Environmental

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2010 and 30 September 2009 included an accrual of $88.5 and $95.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $88 to a reasonably possible upper exposure of $102 as of 30 June 2010.

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

Refer to Note 16 to the consolidated financial statements in the Company’s 2009 Form 10-K for information on the Company’s environmental accruals related to the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities. At 30 June 2010, the accrual balances associated with the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities totaled $36.9, $21.8, and $14.1, respectively.

13.	SHARE-BASED COMPENSATION

The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the nine months ended 30 June 2010, the Company granted 1.0 million stock options at a weighted-average exercise price of $83.60 and an estimated fair value of $25.94 per option. The fair value of these options was estimated using a lattice-based option valuation model that used the following assumptions: expected volatility of 32.6%; expected dividend yield of 2.1%; expected life in years of 6.7-8.0; and a risk-free interest rate of 2.9%-3.3%. In addition, the Company granted 302,897 deferred stock units at a weighted-average grant-date fair value of $82.94 and 30,886 restricted shares at a weighted-average grant-date fair value of $83.60. Refer to Note 18 in the Company’s 2009 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three and nine months ended 30 June 2010 was $13.9 ($8.9 after-tax) and $36.6 ($23.0 after-tax), respectively. Of the share-based compensation cost recognized, $28.0 was a component of selling and administrative expense, $6.8 a component of cost of sales, and $1.8 a component of research and development. Share-based compensation cost charged against income in the three and nine months ended 30 June 2009 was $15.0 ($9.2 after-tax) and $45.1 ($27.7 after-tax), respectively. The amount of share-based compensation cost capitalized in 2010 and 2009 was not material.

14.	EQUITY

The following is a summary of the changes in total equity for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2010			2009
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 March	$5,265.6	$152.7	$5,418.3	$4,638.1	$126.7	$4,764.8
Net Income	253.2	8.1	261.3	113.2	4.8	118.0
Components of Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $54.5 and $(30.5)	(193.3)	(2.4)	(195.7)	253.4	5.4	258.8
Net gain (loss) on derivatives, net of tax (benefit) of $(9.7) and $5.0	(16.0)	—	(16.0)	9.8	—	9.8
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $(1.2) and $1.5	(2.0)	—	(2.0)	2.6	—	2.6
Pension and postretirement benefits, net of tax (benefit) of $2.6 and $(13.6)	4.1	—	4.1	(22.7)	—	(22.7)
Reclassification adjustments:
Currency translation adjustments	(.7)	—	(.7)	—	—	—
Derivatives, net of tax (benefit) of $9.4 and $(2.4)	15.7	—	15.7	(4.4)	—	(4.4)
Pension and postretirement benefits, net of tax of $8.7 and $4.7	16.1	—	16.1	8.7	(.1)	8.6
Total Other Comprehensive Income (Loss)	(176.1)	(2.4)	(178.5)	247.4	5.3	252.7
Comprehensive Income (Loss)	77.1	5.7	82.8	360.6	10.1	370.7
Dividends on common stock (per share $.49, $.45)	(104.1)	—	(104.1)	(94.6)	—	(94.6)
Dividends to noncontrolling interests	—	(9.2)	(9.2)	—	(2.2)	(2.2)
Share-based compensation expense	13.9	—	13.9	15.0	—	15.0
Issuance of treasury shares for stock option and award plans	5.4	—	5.4	7.0	—	7.0
Tax benefits of stock option and award plans	2.2	—	2.2	2.9	—	2.9
Purchase of noncontrolling interests	(29.0)	(10.8)	(39.8)	—	—	—
Contribution from noncontrolling interests	—	1.8	1.8	—	—	—
Other equity transactions	.3	.3	.6	(.7)	—	(.7)
Balance at 30 June	$5,231.4	$140.5	$5,371.9	$4,928.3	$134.6	$5,062.9

	Nine Months Ended 30 June
	2010			2009
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,030.7	$136.2	$5,166.9
Defined benefit plans measurement date change, net of tax of $14.0	—	—	—	27.7	—	27.7
Adjusted Balance at 30 September	$4,791.9	$138.1	$4,930.0	$5,058.4	$136.2	$5,194.6
Net Income	757.0	19.5	776.5	387.4	11.4	398.8
Components of Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $106.8 and $(25.8)	(124.4)	(2.1)	(126.5)	(281.5)	(3.2)	(284.7)
Net (loss) on derivatives, net of tax (benefit) of $(14.5) and $(1.1)	(25.3)	—	(25.3)	(3.0)	(.1)	(3.1)
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $8.4 and $1.1	14.5	—	14.5	1.8	—	1.8
Pension and postretirement benefits, net of tax (benefit) of $2.6 and $(13.6)	4.1	—	4.1	(22.7)	—	(22.7)
Reclassification adjustments:
Currency translation adjustment	(.7)	—	(.7)	(3.2)	—	(3.2)
Derivatives, net of tax of $13.1 and $.9	23.5	—	23.5	2.7	—	2.7
Pension and postretirement benefits, net of tax of $21.3 and $7.3	39.6	.2	39.8	15.8	(1.5)	14.3
Total Other Comprehensive Income (Loss)	(68.7)	(1.9)	(70.6)	(290.1)	(4.8)	(294.9)
Comprehensive Income (Loss)	688.3	17.6	705.9	97.3	6.6	103.9
Dividends on common stock (per share $1.43, $1.34)	(303.6)	—	(303.6)	(281.2)	—	(281.2)
Dividends to noncontrolling interests	—	(18.1)	(18.1)	—	(7.8)	(7.8)
Share-based compensation expense	36.6	—	36.6	45.1	—	45.1
Issuance of treasury shares for stock option and award plans	32.1	—	32.1	4.0	—	4.0
Tax benefits of stock option and award plans	16.7	—	16.7	6.4	—	6.4
Purchase of noncontrolling interests	(29.0)	(10.8)	(39.8)	—	—	—
Contribution from noncontrolling interests	—	13.4	13.4	—	—	—
Other equity transactions	(1.6)	.3	(1.3)	(1.7)	(.4)	(2.1)
Balance at 30 June	$5,231.4	$140.5	$5,371.9	$4,928.3	$134.6	$5,062.9

15.	NONCONTROLLING INTERESTS

In June 2010, the Company entered into agreements to purchase 25% of the remaining shares of Cryoservice Limited, a cryogenic and specialty gases company in the U.K., which increased the Company’s ownership interest from 72% to 97%. Refer to Note 12 for additional information on this purchase.

The carrying value of the 25% noncontrolling interest at the time the sale share agreements were entered into was $10.8. Under the terms of the agreements, the Company is obligated to remit payment in January 2012 with the consideration based on a multiple of earnings formula. As a result of this arrangement, the Company reduced the noncontrolling interests for the 25% purchase obligation and recorded an estimated liability based on the earnings formula. As the purchase of the noncontrolling interest does not result in a change of control, the difference between the carrying value of the 25% noncontrolling interest and the liability recognized has been recorded as a $29.0 reduction in capital in excess of par value. At 30 June 2010, the liability amounted to $39.8 and has been reported in other noncurrent liabilities on the consolidated balance sheet.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2010	2009	2010	2009
Net Income Attributable to Air Products	$253.2	$113.2	$757.0	$387.4
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(29.0)	—	(29.0)	—
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$224.2	$113.2	$728.0	$387.4

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 30 June		Nine Months Ended 30 June
	2010	2009	2010	2009
NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)
Income from continuing operations	$253.2	$114.6	$757.0	$393.9
Loss from discontinued operations	—	(1.4)	—	(6.5)
Net Income Attributable to Air Products	$253.2	$113.2	$757.0	$387.4
DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	212.3	209.8	212.0	209.6
Effect of dilutive securities
Employee stock options	3.6	3.1	3.9	2.2
Other award plans	1.0	1.1	1.0	1.0
	4.6	4.2	4.9	3.2
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	216.9	214.0	216.9	212.8
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$ 1.19	$ .55	$ 3.57	$ 1.88
Loss from discontinued operations	—	(.01)	—	(.03)
Net Income Attributable to Air Products	$ 1.19	$ .54	$ 3.57	$ 1.85
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$ 1.17	$ .54	$ 3.49	$ 1.85
Loss from discontinued operations	—	(.01)	—	(.03)
Net Income Attributable to Air Products	$ 1.17	$ .53	$ 3.49	$ 1.82

Options on 2.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2010, respectively. Options on 4.6 million and 7.3 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2009, respectively.

17.	SUPPLEMENTAL INFORMATION

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

During the third quarter of 2010, a partial settlement in the amount of $18.0 was received related to this customer bankruptcy of which $16.2 was applied against the remaining outstanding receivables. Income of $1.8 was recognized for the recovery of certain receivables which had been previously written off. Further income is expected to be recognized upon final settlement of the bankruptcy proceedings, during the fourth quarter, but is not expected to be material.

Additionally, in the third quarter of 2009, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The 2009 customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).

Share Repurchase Program

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the nine months ended 30 June 2010, the Company did not purchase any shares under this authorization. At 30 June 2010, $649.2 in share repurchase authorization remains.

Subsequent Event

Line of Credit

The Company has obtained the commitment of a number of commercial banks to lend money at market rates whenever needed. This committed line of credit provides a source of liquidity and is used to support the issuance of commercial paper. The Company’s total multicurrency revolving facility amounted to $1,450 at 30 June 2010. No borrowings were outstanding under this commitment at 30 June 2010.

On 8 July 2010, the Company replaced its $1,450 committed credit facility with a new $2,000 committed credit facility. Facility fees were modified to reflect current market rates. The Company’s only financial covenant changed from a long-term debt to equity ratio of no greater than 60% to a maximum ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of no greater than 3.0. There were no other material changes in the terms and conditions of the arrangement. This commitment will mature in July 2013.

18.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s segments are organized based on differences in product and/or type of customer. The Company has four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2010	2009	2010	2009
Revenues from External Customers
Merchant Gases	$ 915.0	$ 882.6	$2,770.3	$2,678.2
Tonnage Gases	724.5	565.0	2,179.1	1,933.6
Electronics and Performance Materials	496.9	409.2	1,381.5	1,148.0
Equipment and Energy	115.9	119.4	343.9	367.1
Segment and Consolidated Totals	$2,252.3	$1,976.2	$6,674.8	$6,126.9

Operating Income
Merchant Gases	$ 176.4	$ 168.8	$ 544.1	$ 495.5
Tonnage Gases	119.8	87.6	327.2	294.4
Electronics and Performance Materials	62.4	39.0	167.8	52.5
Equipment and Energy	21.1	13.1	47.1	36.4
Segment Total	$ 379.7	$ 308.5	$1,086.2	$ 878.8
Global cost reduction plan	—	(124.0)	—	(298.2)
Acquisition-related costs	(37.9)	—	(61.3)	—
Customer bankruptcy and asset actions	1.8	(32.1)	1.8	(32.1)
Pension settlement	(6.3)	(8.0)	(6.3)	(8.0)
Other	(.9)	(.6)	1.6	(22.2)
Consolidated Total	$ 336.4	$ 143.8	$1,022.0	$ 518.3

	30 June	30 September
	2010	2009
Identifiable Assets (A )
Merchant Gases	$4,734.8	$4,917.0
Tonnage Gases	3,752.5	3,597.8
Electronics and Performance Materials	2,195.4	2,249.5
Equipment and Energy	311.1	303.3
Segment Total	$10,993.8	$11,067.6
Other	1,148.7	1,093.4
Consolidated Total	$12,142.5	$12,161.0

(A )	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

Geographic Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2010	2009	2010	2009
Revenues from External Customers
North America	$1,091.1	$929.1	$3,222.4	$3,018.4
Europe	688.8	663.3	2,118.5	2,042.9
Asia	421.9	336.0	1,176.6	931.7
Latin America/Other	50.5	47.8	157.3	133.9
Total	$2,252.3	$1,976.2	$6,674.8	$6,126.9

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in the Company’s 2009 Form 10-K. An analysis of results for the third quarter and first nine months of 2010 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of third quarter and year-to-date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude acquisition-related costs in 2010. For 2009, the non-GAAP measures exclude the global cost reduction plan charge, costs related to customer bankruptcy and asset actions and pension settlement costs. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 38-39.

THIRD QUARTER 2010 VS. THIRD QUARTER 2009

THIRD QUARTER 2010 IN SUMMARY

—

Sales of $2,252.3 increased 14%. Underlying sales increased 12%, primarily due to higher volumes in the Electronics and Performance Materials segment and also in the Tonnage Gases and Merchant Gases segments.

—	Operating income of $336.4 increased $192.6. On a non-GAAP basis, operating income of $374.3 increased 22%, or $66.4, primarily from higher volumes.

—

Income from continuing operations of $253.2 increased $138.6, and diluted earnings per share from continuing operations of $1.17 increased $.63. On a non-GAAP basis, income from continuing operations of $276.9 increased 23%, or $52.1, and diluted earnings per share from continuing operations of $1.28 increased 22%, or $.23. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 30 June		Increase (Decrease)
	2010	2009
Diluted Earnings per Share
Net Income	$1.17	$.53	$.64
Discontinued Operations	—	(.01)	.01
Continuing Operations – GAAP Basis	$1.17	$.54	$.63
Acquisition-related costs	(.11)	—	(.11)
Global cost reduction plan	—	(.39)	.39
Customer bankruptcy and asset actions	—	(.10)	.10
Pension settlement	—	(.02)	.02
Continuing Operations – Non-GAAP Basis	$1.28	$1.05	$.23

Operating Income (after-tax)
Underlying business
Volume			.36
Price/raw materials			(.09)
Costs			(.01)
Currency			(.02)
Operating Income			.24

Other (after-tax)
Equity affiliates’ income			.01
Interest expense			(.01)
Income tax rate			.02
Noncontrolling interest			(.01)
Average shares outstanding			(.02)
Other			(.01)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.23

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 30 June
	2010	2009	% Change
Sales	$2,252.3	$1,976.2	14%
Operating income – GAAP Basis	336.4	143.8	N/M
Operating income – Non-GAAP Basis	374.3	307.9	22%
Equity affiliates’ income	32.5	28.5	14%

Sales

% Change from Prior Year
Underlying business
Volume	13%
Price	(1)%
Energy and raw material cost pass-through	3%
Currency	(1)%
Total Consolidated Change	14%

Sales of $2,252.3 increased 14%, or $276.1. Underlying business increased sales 12%, primarily due to higher volumes in the Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments. In the Merchant Gases segment, volume performance continued to be driven by strength in Asia, with improvement in both the U.S. and Europe liquid bulk businesses. Energy and raw material contractual cost pass-through to customers due to higher natural gas prices increased sales by 3%, while unfavorable currency translation decreased sales 1%.

Operating Income

Operating income of $336.4 increased $192.6. On a non-GAAP basis, operating income of $374.3 increased 22%, or $66.4.

—

Underlying business increased $72 primarily from higher volumes in the Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments, partially offset by reduced pricing and increased raw material costs.

—	Unfavorable currency translation and foreign exchange impacts decreased operating income by $6.

Equity Affiliates’ Income

Income from equity affiliates of $32.5 increased $4.0, primarily due to higher volumes.

Selling and Administrative Expense (S&A)

S&A expense of $241.2 increased 4%, or $8.9, primarily due to higher incentive compensation costs, partially offset by improved productivity and favorable currency. S&A as a percent of sales decreased to 10.7% from 11.8%.

Research and Development (R&D)

R&D expense of $29.3 increased 22%, or $5.2, primarily due to increased spending in the Energy business. R&D, as a percent of sales, increased from 1.2% to 1.3%.

Global Cost Reduction Plan

In the third quarter of 2009, the results from continuing operations included a charge of $124.0 ($84.2 after-tax, or $.39 per share) for the global cost reduction plan. For additional information on this charge, refer to the Company’s 2009 Form 10-K.

As of 30 June 2010, the planned actions associated with the global cost reduction plan were substantially completed with the exception of certain benefit payments and finalization of the sale of a facility. The majority of the remaining benefit payments will be paid during the fourth quarter of 2010. Additionally, the Company anticipates completing the planned sale of the facility by the end of the calendar year.

Cost savings of approximately $155 are expected for 2010. Beyond 2010, the Company expects annualized savings of approximately $180, of which the majority is related to personnel costs.

Acquisition-Related Costs

In February 2010, the Company commenced a tender offer to acquire all the outstanding common stock of Airgas, including the associated preferred stock purchase rights, for $60.00 per share in cash. On 8 July 2010, the Company increased the value of its tender offer to $63.50 per share. The total value of the transaction approximates $7.3 billion, including $5.5 billion of equity and $1.8 billion of assumed debt.

In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Fees incurred to secure this credit facility have been deferred and are being amortized over the term of the arrangement.

For the third quarter of 2010, $37.9 ($23.7 after-tax, or $.11 per share) in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be approximately $150 to $200.

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

During the third quarter of 2010, a partial settlement in the amount of $18.0 was received related to this customer bankruptcy of which $16.2 was applied against the remaining outstanding receivables. Income of $1.8 was recognized for the recovery of certain receivables which had been previously written off. Further income is expected to be recognized upon final settlement of the bankruptcy proceedings, during the fourth quarter, but is not expected to be material.

Additionally, in the third quarter of 2009, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The 2009 customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).

Pension Settlement

The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. The Company recognized a $6.3 ($3.9 after-tax, or $.02 per share) charge in the third quarter of 2010. A similar amount of additional settlement losses is expected to be recognized in the fourth quarter of 2010. In the third quarter of 2009, the Company recognized a settlement charge of $8.0 ($5.0 after-tax, or $.02 per share).

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.

Other income of $8.0 increased $2.3, primarily due to a net gain on the sale of assets. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 30 June
	2010	2009
Interest incurred	$32.6	$33.1
Less: capitalized interest	2.6	5.6
Interest expense	$30.0	$27.5

Interest incurred decreased $.5. The decrease was driven by lower average interest rates on variable rate debt and the impact of a stronger dollar on the translation of foreign currency interest, partially offset by a higher average debt balance. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less noncontrolling interests. On a GAAP basis, the effective tax rate was 23.5% and 18.1% in the third quarter of 2010 and 2009, respectively. On a non-GAAP basis, the effective tax rate was 24.9% and 26.1% in the third quarter of 2010 and 2009, respectively. The effective tax rate was lower in 2010 due to the impact of an increase in the amount of tax credits and adjustments.

Discontinued Operations

In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.

The U.S. Healthcare business generated sales of $25.2 and loss from operations, net of tax, of $2.1 in the third quarter of 2009. During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business for cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from the sale combined with adjustments to net realizable value of the remaining businesses.

Net Income

Net income was $253.2 compared to $113.2 and diluted earnings per share was $1.17 compared to $.53. On a non-GAAP basis, net income was $276.9 compared to $223.4 and diluted earnings per share was $1.28 compared to $1.04. A summary table of changes in earnings per share is presented on page 26.

Segment Analysis

Merchant Gases

	Three Months Ended 30 June
	2010	2009	% Change
Sales	$915.0	$882.6	4%
Operating income	176.4	168.8	5%
Equity affiliates’ income	28.5	24.9	14%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	7%
Price	(1)%
Currency	(2)%
Total Merchant Gases Sales Change	4%

Sales of $915.0 increased 4%, or $32.4. Underlying sales increased 6%, as the volume improvement of 7% was partially offset by lower pricing and unfavorable customer mix of 1%. Volumes were particularly strong in Asia, and are improving in the U.S. and Europe liquid bulk businesses. Currency had an unfavorable impact of 2% on sales.

In North America, sales increased 4%, with volumes up 6% and price down 2%. The increase in volumes was primarily driven by higher liquid argon and liquid hydrogen sales. The price decline was driven by unfavorable customer mix and lower liquid hydrogen pricing, as a result of cost pass-through of lower natural gas costs. In Europe, sales decreased 2%, primarily due to unfavorable currency impacts of 5%. Underlying sales increased 3% due to increased volumes of 4%, partially offset by lower pricing of 1%. The increase was primarily due to higher liquid oxygen and liquid nitrogen sales from both the base business and from new customers coming onstream. In Asia, sales increased 27%, with volumes up 22%, a favorable currency impact of 4%, and pricing up 1%. The volume increases were driven by steel, electronics, and bulk hydrogen customers.

Merchant Gases Operating Income

Operating income of $176.4 increased 5%, or $7.6. The increase was primarily due to higher volumes of $24 and lower costs of $4, partially offset by unfavorable currency of $4 and lower pricing and higher raw material costs of $16.

Tonnage Gases

	Three Months Ended 30 June
	2010	2009	% Change
Sales	$724.5	$565.0	28%
Operating income	119.8	87.6	37%

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	19%
Energy and raw material cost pass-through	9%
Total Tonnage Gases Sales Change	28%

Sales of $724.5 increased 28%, or $159.5. Volumes increased 19% due to continued improvement in steel and chemical end markets and new plant onstreams. Higher energy and raw material contractual cost pass-through to customers increased sales by 9%.

Tonnage Gases Operating Income

Operating income of $119.8 increased 37%, or $32.2. Underlying business increased $30, primarily as a result of higher volumes, partially offset by higher planned maintenance costs.

Electronics and Performance Materials

	Three Months Ended 30 June
	2010	2009	% Change
Sales	$496.9	$409.2	21%
Operating income (loss)	62.4	39.0	60%

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	21%
Price	(1)%
Currency	1%
Total Electronics and Performance Materials Sales Change	21%

Sales of $496.9 increased 21%, or $87.7. Underlying business increased 20% due to higher volumes. Electronics sales increased 18%, reflecting increased volumes in electronics specialty materials, tonnage and the equipment business. Performance Materials sales increased 26%, reflecting strong volumes in all regions.

Electronics and Performance Materials Operating Income

Operating income of $62.4 increased 60%, or $23.4, primarily from higher volumes of $42, partially offset by lower pricing and higher raw material costs of $13 and higher costs of $6 related mostly to restructuring initiatives.

Equipment and Energy

	Three Months Ended 30 June
	2010	2009	% Change
Sales	$115.9	$119.4	(3)%
Operating income	21.1	13.1	61%

Equipment and Energy Sales and Operating Income

Sales of $115.9 decreased 3%, or $3.5, due to lower air separation unit sales. Operating income of $21.1 increased 61% due to higher liquefied natural gas (LNG) heat exchanger activity, a gain on the sale of an asset, and lower project costs.

The sales backlog for the Equipment business at 30 June 2010 was $302, compared to $239 at 30 September 2009.

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

Other operating loss was $(.9) compared to $(.6). No individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2010 VS. FIRST NINE MONTHS 2009

FIRST NINE MONTHS 2010 IN SUMMARY

—	Sales of $6,674.8 increased 9%. Underlying business increased 8% primarily due to higher volumes in the Electronics and Performance Materials and Tonnage Gases segments.

—

Operating income of $1,022.0 increased 97%, or $503.7. On a non-GAAP basis, operating income of $1,083.3 increased 26%, or $226.7, primarily due to higher volumes, lower costs, and favorable currency and foreign exchange.

—

Income from continuing operations of $757.0 increased 92%, or $363.1, and diluted earnings per share from continuing operations of $3.49 increased 89%, or $1.64. On a non-GAAP basis, income from continuing operations of $795.3 increased 28%, or $175.1, and diluted earnings per share from continuing operations of $3.67 increased 26%, or $.76. A summary table of changes in diluted earnings per share is presented below.

—	The Company increased the quarterly dividend from $.45 to $.49 per share. This represents the 28th consecutive year that the Company has increased its dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Nine Months Ended 30 June		Increase (Decrease)
	2010	2009
Diluted Earnings per Share
Net Income	$3.49	$1.82	$1.67
Discontinued Operations	—	(.03)	.03
Continuing Operations – GAAP Basis	$3.49	$1.85	$1.64
Acquisition-related costs	(.18)	—	(.18)
Global cost reduction plan	—	(.94)	.94
Customer bankruptcy and asset actions	—	(.10)	.10
Pension settlement	—	(.02)	.02
Continuing Operations – Non-GAAP Basis	$3.67	$2.91	$.76

Operating Income (after-tax)
Underlying business
Volume			.77
Price/raw materials			(.23)
Costs			.17
Currency			.10
Operating Income			.81

Other (after-tax)
Equity affiliates’ income			.04
Interest expense			.01
Income tax rate			.01
Noncontrolling interest			(.03)
Average shares outstanding			(.08)
Other			(.05)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.76

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Nine Months Ended 30 June
	2010	2009	% Change
Sales	$6,674.8	$6,126.9	9%
Operating income – GAAP Basis	1,022.0	518.3	97%
Operating income – Non-GAAP Basis	1,083.3	856.6	26%
Equity affiliates’ income	91.6	80.0	15%

Sales

% Change from Prior Year
Underlying business
Volume	9%
Price	(1)%
Currency	2%
Energy and raw material cost pass-through	(1)%
Total Consolidated Change	9%

Sales of $6,674.8 increased 9%, or $547.9. Underlying business increased 8% driven by volume increases in the Electronics and Performance Materials and Tonnage Gases segments. Currency favorably impacted sales by 2%, while energy and raw material contractual cost pass-through to customers decreased sales 1%.

Operating Income

Operating income of $1,022.0 increased 97%, or $503.7. On a non-GAAP basis, operating income of $1,083.3 increased 26%, or $226.7.

—	Underlying business increased $198, primarily from higher volumes in the Electronics and Performance Material and Tonnage Gases segments and lower costs, partially offset by reduced pricing.

—	Favorable currency translation and foreign exchange impacts increased operating income by $29.

Equity Affiliates’ Income

Income from equity affiliates of $91.6 increased $11.6, primarily due to higher volumes.

Selling and Administrative Expense (S&A)

S&A expense of $725.7 increased 2%, or $15.8, primarily due to higher incentive compensation costs and unfavorable currency, partially offset by improved productivity. S&A as a percent of sales decreased to 10.9% from 11.6%.

Research and Development (R&D)

R&D expense of $82.8 decreased 5%, or $4.1, primarily due to the impact of cost reduction actions. R&D, as a percent of sales, decreased to 1.2% from 1.4%.

Global Cost Reduction Plan

For the nine months ended 30 June 2009, the results included a total global cost reduction plan charge of $298.2 ($200.3 after-tax, or $.94 per share). For additional information on this charge, refer to the Company’s 2009 Form 10-K.

During the first quarter of 2010, the Company revised its estimate of the costs associated with the 2009 global cost reduction plan. The unfavorable impact of additional severance and other benefits was offset by a favorable variance related to completed business exits and asset management actions. This adjustment to the charge was excluded from segment operating profit and did not have a material impact on any individual segment.

As of 30 June 2010, the planned actions associated with the global cost reduction plan were substantially completed with the exception of certain benefit payments and finalization of the sale of a facility. The majority of the remaining benefit payments will be paid during the fourth quarter of 2010. Additionally, the Company anticipates completing the planned sale of the facility by the end of the calendar year.

Cost savings of approximately $155 are expected for 2010. Beyond 2010, the Company expects annualized savings of approximately $180, of which the majority is related to personnel costs.

Acquisition-Related Costs

For the nine months ended 30 June 2010, $61.3 ($38.3 after-tax, or $.18 per share) in expense was recognized related to the Airgas transaction and is included within acquisition-related costs on the consolidated income statement. Refer to Note 3 to the consolidated financial statements for details on this charge.

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

During the third quarter of 2010, a partial settlement in the amount of $18.0 was received related to this customer bankruptcy of which $16.2 was applied against the remaining outstanding receivables. Income of $1.8 was recognized for the recovery of certain receivables which had been previously written off. Further income is expected to be recognized upon final settlement of the bankruptcy proceedings, during the fourth quarter, but is not expected to be material.

Additionally, in the third quarter of 2009, the Company recorded a charge of $9.9 for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The 2009 customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).

Pension Settlement

The Company’s supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. The Company recognized a $6.3 ($3.9 after-tax, or $.02 per share) charge in the third quarter of 2010. A similar amount of additional settlement losses is expected to be recognized in the fourth quarter of 2010. In the third quarter of 2009, the Company recognized a settlement charge of $8.0 ($5.0 after-tax, or $.02 per share).

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company.

Other income of $29.8 increased $16.1, primarily due to a net gain on the sale of assets and foreign exchange losses in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Nine Months Ended 30 June
	2010	2009
Interest incurred	$102.2	$109.8
Less: capitalized interest	11.1	15.8
Interest expense	$91.1	$94.0

Interest incurred decreased $7.6. The decrease was driven by lower average interest rates on variable rate debt, partially offset by a higher average debt balance and the impact of a weaker dollar on the translation of foreign currency interest. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes less noncontrolling interests. On a GAAP basis, the effective tax rate was 24.5% and 20.1% in 2010 and 2009, respectively. On a non-GAAP basis, the effective tax rate was 25.3% and 25.4% in 2010 and 2009, respectively.

Discontinued Operations

In fiscal 2009, the Company completed the divestiture of its U.S. Healthcare business which has been accounted for as discontinued operations. For additional historical information on this divestiture, refer to the Company’s 2009 Form 10-K.

The U.S. Healthcare business generated sales of $117.3 and loss from operations, net of tax, of $2.0 for the nine months ended 30 June 2009. In the first half of 2009, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share) reflecting a revision in the estimated net realizable value of the business. Also, tax benefits of $25.5, or $.12 per share, were recorded to revise the estimated tax benefit associated with the total impairment charges recorded.

During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business for cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from the sale combined with adjustments to net realizable value of the remaining businesses.

Net Income

Net income was $757.0 compared to $387.4 and diluted earnings per share was $3.49 compared to $1.82. On a non-GAAP basis, net income was $795.3 compared to $613.7 and diluted earnings per share was $3.67 compared to $2.88. A summary table of changes in earnings per share is presented on page 32.

Segment Analysis

Merchant Gases

	Nine Months Ended 30 June
	2010	2009	% Change
Sales	$2,770.3	$2,678.2	3%
Operating income	544.1	495.5	10%
Equity affiliates’ income	76.6	72.0	6%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	(1)%
Currency	3%
Total Merchant Gases Sales Change	3%

Sales of $2,770.3 increased 3%, or $92.1. Sales increased 3% from favorable currency effects, driven primarily by the weaker U.S dollar, in the first half of the year. Underlying business was flat as volume increases were offset by a decrease in pricing and unfavorable customer mix. Volume increases in Asia were partially offset by lower demand in Europe.

In North America, sales decreased 2%, with price down 2% and volumes flat. The price decline was due to lower surcharge activity in the first half of 2010, lower liquid hydrogen pricing, and unfavorable customer mix. In Europe, sales increased 3%, primarily due to favorable currency impacts of 4%, partially offset by a decrease in underlying business of 1%. In Asia, sales increased 21%, with volumes up 18% and a favorable currency impact of 5%. Volume increases were driven by steel, electronics and bulk hydrogen customers. Lower pricing decreased sales by 2%, principally due to lower prices in liquid argon as increased capacity came on-stream in the region.

Merchant Gases Operating Income

Operating income of $544.1 increased 10%, or $48.6. The increase was primarily due to lower costs of $44, favorable currency of $15 and higher volumes of $14, partially offset by lower pricing and unfavorable customer mix of $24. The improved costs resulted from improved plant operating costs, distribution efficiency, and organizational restructuring benefits.

Tonnage Gases

	Nine Months Ended 30 June
	2010	2009	% Change
Sales	$2,179.1	$1,933.6	13%
Operating income	327.2	294.4	11%

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	14%
Currency	3%
Energy and raw material cost pass-through	(4)%
Total Tonnage Gases Sales Change	13%

Sales of $2,179.1 increased 13%, or $245.5. Volumes increased 14% due to continued improvement in steel and chemical end markets and new plant onstreams. Currency favorably impacted sales by 3%, driven primarily by the weaker U.S. dollar, in the first half of 2010. Lower energy and raw material contractual cost pass-through to customers due to lower natural gas prices in the first quarter of 2010 reduced sales by 4%.

Tonnage Gases Operating Income

Operating income of $327.2 increased 11%, or $32.8. The increase was a result of higher volumes of $72 and favorable currency impacts of $7, partially offset by higher costs of $46, primarily due to planned maintenance costs and operating inefficiencies.

Electronics and Performance Materials

	Nine Months Ended 30 June
	2010	2009	% Change
Sales	$1,381.5	$1,148.0	20%
Operating income	167.8	52.5	N/M

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	23%
Price	(4)%
Currency	1%
Total Electronics and Performance Materials Sales Change	20%

Sales of $1,381.5 increased 20%, or $233.5. Underlying business increased due to higher volumes of 23%, partially offset by unfavorable pricing of 4%. Electronics sales increased 14% due to higher volumes, reflecting the improvement in the Electronics market, partially offset by lower pricing. Performance Materials sales increased 29%, reflecting the continued increased demand across end markets globally, partially offset by lower pricing.

Electronics and Performance Materials Operating Income

Operating income of $167.8 increased $115.3, primarily due to higher volumes of $122 and lower costs of $39, partially offset by lower pricing of $46. The reduced costs were a result of restructuring and productivity initiatives.

Equipment and Energy

	Nine Months Ended 30 June
	2010	2009	% Change
Sales	$343.9	$367.1	(6)%
Operating income	47.1	36.4	29%

Equipment and Energy Sales and Operating Income

Sales of $343.9 decreased 6%, or $23.2, due to lower air separation unit sales. Operating income of $47.1 increased 29%, due to higher liquefied natural gas (LNG) heat exchanger activity, a gain on the sale of an asset, and lower project costs.

The sales backlog for the Equipment business at 30 June 2010 was $302, compared to $239 at 30 September 2009.

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

Other operating income (loss) was $1.6 compared to $(22.2) primarily due to unfavorable foreign exchange and an unfavorable LIFO inventory adjustment in the prior year. No other individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Q3	Q3	Q3	YTD	YTD	YTD
	Continuing Operations
	Operating Income	Income	Diluted EPS	Operating Income	Income	Diluted EPS
2010 GAAP	$336.4	$253.2	$1.17	$1,022.0	$757.0	$3.49
2009 GAAP	143.8	114.6	.54	518.3	393.9	1.85
Change GAAP	$192.6	$138.6	$.63	$503.7	$363.1	$1.64
% Change GAAP	134%	121%	117%	97%	92%	89%

2010 GAAP	$336.4	$253.2	$1.17	$1,022.0	$757.0	$3.49
Acquisition-related costs (tax impact $14.2 and $23.0) (a)	37.9	23.7	.11	61.3	38.3	.18
2010 Non-GAAP Measure	$374.3	$276.9	$1.28	$1,083.3	$795.3	$3.67

2009 GAAP	$143.8	$114.6	$.54	$518.3	$393.9	$1.85
Global cost reduction plan (tax impact $39.8 and $97.9) (b)	124.0	84.2	.39	298.2	200.3	.94
Customer bankruptcy and asset actions (tax impact $11.1) (c)	32.1	21.0	.10	32.1	21.0	.10
Pension settlement (tax impact $3.0) (a)	8.0	5.0	.02	8.0	5.0	.02
2009 Non-GAAP Measure	$307.9	$224.8	$1.05	$856.6	$620.2	$2.91

Change Non-GAAP Measure	$66.4	$52.1	$.23	$226.7	$175.1	$.76
% Change Non-GAAP Measure	22%	23%	22%	26%	28%	26%

	Q3	Q3	YTD	YTD
	Net Income	Diluted EPS	Net Income	Diluted EPS
2010 GAAP	$253.2	$1.17	$757.0	$3.49
2009 GAAP	113.2	.53	387.4	1.82

2010 GAAP	$253.2	$1.17	$757.0	$3.49
Acquisition-related costs (tax impact $14.2 and $23.0)	23.7	.11	38.3	.18
2010 Non-GAAP Measure	$276.9	$1.28	$795.3	$3.67

2009 GAAP	$113.2	$.53	$387.4	$1.82
Global cost reduction plan (tax impact $39.8 and $97.9)	84.2	.39	200.3	.94
Customer bankruptcy and asset actions (tax impact $11.1)	21.0	.10	21.0	.10
Pension settlement (tax impact $3.0)	5.0	.02	5.0	.02
2009 Non-GAAP Measure	$223.4	$1.04	$613.7	$2.88

(a)	Based on statutory tax rate of 37.4%
(b)	Based on average statutory tax rate of 32.1% and 32.8% for the three and nine months ended 30 June 2009, respectively
(c)	Based on average statutory tax rate of 34.6%

	Effective Tax Rate
	Q3	Q3	YTD	YTD
	2010	2009	2010	2009
Income Tax Provision — GAAP	$77.6	$25.4	$246.0	$99.0
Income from continuing operations before taxes — GAAP	$338.9	$144.8	$1,022.5	$504.3
Net income from noncontrolling interests — GAAP	8.1	4.8	19.5	11.4
Income from continuing operations before taxes less noncontrolling interests — GAAP	$330.8	$140.0	$1,003.0	$492.9
Effective Tax Rate — GAAP	23.5%	18.1%	24.5%	20.1%

Income Tax Provision — GAAP	$77.6	$25.4	$246.0	$99.0
Acquisition-related costs tax impact	14.2	—	23.0	—
Global cost reduction plan tax impact	—	39.8	—	97.9
Customer bankruptcy and asset actions tax impact	—	11.1	—	11.1
Pension settlement tax impact	—	3.0	—	3.0
Income Tax Provision — Non-GAAP Measure	$91.8	$79.3	$269.0	$211.0

Income from continuing operations before taxes less noncontrolling interests — GAAP	$330.8	$140.0	$1,003.0	$492.9
Acquisition-related costs	37.9	—	61.3	—
Global cost reduction plan	—	124.0	—	298.2
Customer bankruptcy and asset actions	—	32.1	—	32.1
Pension settlement	—	8.0	—	8.0
Income from continuing operations before taxes less noncontrolling interests — Non-GAAP Measure	$368.7	$304.1	$1,064.3	$831.2
Effective Tax Rate — Non-GAAP Measure	24.9%	26.1%	25.3%	25.4%

PENSION BENEFITS

Refer to Note 11 to the consolidated financial statements for details on pension cost and cash contributions. For additional information on the Company’s pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15 to the consolidated financial statements in the Company’s 2009 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained a strong financial position through the first nine months of 2010. Cash flow from operations provided funding for the Company’s capital spending and dividend payments. The Company continues to retain consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

Cash Flow

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $168.2, or 19%. This variance resulted from an increase in net income of $369.6 combined with the favorable impact of noncash adjustments to income of $126.2, partially offset by unfavorable changes in working capital of $327.6.

Noncash adjustments include depreciation and amortization, impairment charges, deferred income taxes, and share-based compensation cost. These adjustments also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings.

—

Net income in the current year included an increase in the noncash expense for deferred income taxes of $122.3 and noncash acquisition-related costs of $52.5. Net income in 2009 included noncash impairment charges of $112.6 related to the global cost reduction plan and the discontinued U.S. Healthcare business.

Changes in working capital resulted in a $327.6 negative cash flow variance primarily from a $311.3 variance in trade receivables. The current year reflected a negative cash flow of $151.3 caused by rising sales while the prior year reflected a positive cash flow of $160.0 resulting from a significant drop off in sales.

Investing Activities

Cash used for investing activities increased $29.0 and included:

—	Capital expenditures for plant and equipment decreased by $142.1, consistent with the Company’s current capital spending plan.

—	The Company purchased approximately 1.5 million shares of Airgas stock for $69.6 prior to a tender offer as discussed in Note 3.

—	The prior year included proceeds of $39.0 from the sale of certain U.S. Healthcare companies.

—

Lower project spending resulted in a $54.0 reduction in cash provided by restricted cash. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet.

Capital expenditures are detailed in the table below:

	Nine Months Ended 30 June
	2010	2009
Additions to plant and equipment	$757.2	$899.3
Acquisitions, less cash acquired	37.2	29.8
Short-term borrowings associated with SAGA acquisition (A)	54.6	—
Investment in and advances to unconsolidated affiliates	4.7	1.1
Capital expenditures on a GAAP basis	$853.7	$930.2
Capital lease expenditures (B)	100.2	111.6
Noncurrent liability related to purchase of shares from noncontrolling interests (B)	39.8	—
Capital expenditures on a Non-GAAP basis	$993.7	$1,041.8

(A)	Noncash transaction.
(B)

The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the statement of cash flows. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which the Company’s management uses internally to evaluate and manage the Company’s expenditures.

Financing Activities

Cash used for financing activities increased $182.5, primarily due to a net decrease in borrowings of $199.0, partially offset by higher proceeds of $27.4 from stock option exercises.

—

Company borrowings (short- and long-term proceeds, net of repayments) were a net repayment of $48.9 as compared to net borrowings of $150.1 during 2009. Payments in 2010 included a $50.0 Medium-term note. Borrowings in 2009 included the issuance of $80.0 of Industrial Revenue Bonds and $54.8 of commercial paper.

Total debt at 30 June 2010 and 30 September 2009, expressed as a percentage of the sum of total debt and total equity, was 43.8% and 47.7%, respectively. Total debt decreased from $4,501.5 at 30 September 2009 to $4,188.0 at 30 June 2010.

The Company’s total multicurrency revolving facility amounted to $1,450 at 30 June 2010. No borrowings were outstanding under this commitment at 30 June 2010. On 8 July 2010, the Company replaced its $1,450 committed credit facility with a new $2,000 committed credit facility. Facility fees were modified to reflect current market rates. The Company’s only financial covenant changed from a long-term debt to equity ratio of no greater than 60% to a maximum ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of no greater than 3.0. There were no other material changes in the terms and conditions of the arrangement. This commitment will mature in July 2013. Additional commitments totaling $558.8 are maintained by the Company’s foreign subsidiaries, of which $340.6 were utilized at 30 June 2010.

In connection with the Airgas tender offer (see Note 3), the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other typical affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and are being amortized over the term of the arrangement.

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. In the first nine months of 2010, the Company did not purchase any shares under this authorization. At 30 June 2010, $649.2 in share repurchase authorization remained.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this press release. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation, stalling of the global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products, future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; and the timing and rate at which tax credits can be utilized and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2009. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.

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

The net financial instrument position decreased from a liability of $4,510 at 30 September 2009 to a liability of $4,019 at 30 June 2010, primarily due to the impact of a stronger U.S. dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 30 June 2010 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under this item in the Company’s Form 10-Q for its second quarter ended March 31, 2010, is incorporated herein by reference.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Amended and Restated Long-Term Incentive Plan of the Company.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

†† In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)

Date: 26 July 2010	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Long-Term Incentive Plan of the Company.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

†† In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.