Form 10-K
period 2010-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2010-11-23
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended 30 September 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

7201 Hamilton Boulevard	State of incorporation: Delaware
Allentown, Pennsylvania, 18195-1501	I.R.S. identification number: 23-1274455
Tel. (610) 481-4911

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Registered on:
Common Stock, par value $1.00 per share	New York
Preferred Stock Purchase Rights	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2010 was approximately $15.7 billion. For purposes of the foregoing calculations all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.

The number of shares of common stock outstanding as of 15 November 2010 was 214,275,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended 30 September 2010

PART I

ITEM 1.	BUSINESS

General Description of Business and Fiscal Year 2010 Developments

Air Products and Chemicals, Inc. (the Company or Air Products), a Delaware corporation originally founded in 1940, serves technology, energy, industrial, and healthcare customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, performance materials, equipment, and services. The Company is the world’s largest supplier of hydrogen and helium and has built leading positions in growth markets such as semiconductor materials, refinery hydrogen, natural gas liquefaction, and advanced coatings and adhesives. As used in this report, unless the context indicates otherwise, the term “Company” includes subsidiaries and predecessors of the registrant and its subsidiaries.

On 11 February 2010, Air Products Distribution, Inc. (Purchaser), a wholly owned subsidiary of Air Products, commenced a cash tender offer for all the outstanding shares of common stock of Airgas, Inc. (Airgas) not already owned by Air Products. Airgas is the largest U.S. distributor of packaged industrial, medical, and specialty gases, and associated hard goods such as welding equipment. The offer is scheduled to expire at midnight, New York City time, on Friday, 3 December 2010, unless further extended.

The Company manages its operations, assesses performance, and reports earnings under four business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Financial Information about Segments

Financial information concerning the Company’s four business segments appears in Note 25, Business Segment and Geographic Information, to the consolidated financial statements, included under Item 8 herein.

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

Packaged gases—Small quantities of product are delivered in either cylinders or dewars. The Company operates packaged gas businesses in Europe, Asia, and Brazil. In the United States, the Company’s current packaged gas business sells products only for the electronics and magnetic resonance imaging (principally helium) industries.

Small on-site plants—Customers receive product through small on-sites (cryogenic or noncryogenic generators), either by a sale of gas contract or the sale of the equipment to the customer.

Healthcare products—Customers receive respiratory therapies, home medical equipment, and infusion services. These products and services are provided to patients in their homes, primarily in Europe. The Company has leading market positions in Spain, Portugal, and the United Kingdom, and in Mexico through its equity affiliate.

Electric power is the largest cost component in the production of atmospheric gases—oxygen, nitrogen, and argon. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas price increases through pricing formulas and surcharges. A shortage or interruption of electricity or natural gas supply, or a price increase that cannot be passed through to customers, possibly for competitive reasons, may adversely affect the operations or results of Merchant Gases. During fiscal year 2010, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

Merchant Gases competes worldwide against three global industrial gas companies: L’Air Liquide S.A.; Linde AG; Praxair, Inc.; and several regional sellers (including Airgas, primarily with respect to liquid bulk sales). Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications.

Competition in the healthcare business involves price, quality, service, and reliability of supply. In Europe, primary healthcare competitors include the same three global industrial gas companies mentioned previously, as well as smaller regional service providers. In some countries such as Spain and the United Kingdom, the Company tenders for significant parts of the healthcare business with government agencies and is expecting to participate in tenders in some countries over the coming fiscal year.

Merchant Gases sales constituted 41% of the Company’s consolidated sales in fiscal year 2010, 44% in fiscal year 2009, and 40% in fiscal year 2008. Sales of atmospheric gases (oxygen, nitrogen, and argon) constituted approximately 20% of the Company’s consolidated sales in fiscal year 2010, 21% in fiscal year 2009, and 18% in fiscal year 2008.

Tonnage Gases

Tonnage Gases provides hydrogen, carbon monoxide, nitrogen, oxygen, and syngas principally to the energy production and refining, chemical, and metallurgical industries worldwide. Gases are produced at large facilities located adjacent to customers’ facilities or by pipeline systems from centrally located production facilities and are generally governed by contracts with 15- to 20-year terms. The Company is the world’s largest provider of hydrogen, which is used by oil refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels to reduce smog and ozone depletion. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. The metallurgical industry uses nitrogen for inerting and oxygen for the manufacture of steel and certain nonferrous metals. The chemical industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and synthesis gas (a hydrogen-carbon monoxide mixture) as feedstocks in the production of many basic chemicals. The Company delivers product through pipelines from centrally located facilities in or near the Texas Gulf Coast; Louisiana; Los Angeles, California; Alberta, Canada; Rotterdam, the Netherlands; Southern England, U.K.; Northern England, U.K.; Western Belgium; Ulsan, Korea; Nanjing, China; Tangshan, China; Kuan Yin, Taiwan; Singapore; and Camaçari, Brazil. The Company also owns less than controlling interests in pipelines located in Thailand and South Africa.

Tonnage Gases also includes a Polyurethane Intermediates (PUI) business. At its Pasadena, Texas facility, the Company produces dinitrotoluene (DNT), which is converted to toluene diamine (TDA) and sold for use as an intermediate in the manufacture of a major precursor of flexible polyurethane foam used in furniture cushioning, carpet underlay, bedding, and seating in automobiles. Most of the Company’s TDA is sold under long-term contracts with raw material cost and currency pass-through to a small number of customers. The Company employs proprietary technology and scale of production to differentiate its polyurethane intermediates from those of its competitors.

Natural gas is the principal raw material for hydrogen, carbon monoxide, and synthesis gas production. Electric power is the largest cost component in the production of atmospheric gases. The Company mitigates energy and natural gas price increases through long-term cost pass-through contracts. Toluene, ammonia, and hydrogen are the principal raw materials for the PUI business and are purchased from various suppliers under multiyear contracts. During fiscal year 2010, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

Tonnage Gases competes in the United States and Canada against three global industrial gas companies: L’Air Liquide S.A.; Linde AG; Praxair, Inc.; and several regional competitors. Competition is based primarily on price, reliability of supply, the development of applications that use industrial gases, and, in some cases, provision of other services or products such as power and steam generation. The Company also derives a competitive advantage from its pipeline networks, which enable it to provide a reliable and economic supply of products to customers. Similar competitive situations exist in the European and Asian industrial gas markets where the Company competes against the three global companies as well as regional competitors. Global competitors for the PUI business are primarily BASF Corporation and Bayer AG.

Tonnage Gases sales constituted approximately 32% of the Company’s consolidated sales in fiscal year 2010, 31% in fiscal year 2009, and 34% in fiscal year 2008. Tonnage Gases hydrogen sales constituted approximately 15% of the Company’s consolidated sales in both fiscal year 2010 and 2009, and 17% in fiscal year 2008.

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

Electronics and Performance Materials also provides performance materials for a wide range of products, including coatings, inks, adhesives, civil engineering, personal care, institutional and industrial cleaning, mining, oil refining, and polyurethanes, and focuses on the development of new materials aimed at providing unique functionality to emerging markets. Principal performance materials include polyurethane catalysts and other additives for polyurethane foam, epoxy amine curing agents, and auxiliary products for epoxy systems, specialty surfactants for formulated systems, and functional additives for industrial cleaning and mining industries.

The Electronics and Performance Materials segment uses a wide variety of raw materials, including silane, amines, alcohols, epoxides, organic acids, and ketones. During fiscal year 2010, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

Total sales from Electronics and Performance Materials constituted approximately 21% of the Company’s consolidated sales in fiscal year 2010, 19% in fiscal year 2009, and 21% in fiscal year 2008.

Equipment and Energy

Equipment and Energy designs and manufactures cryogenic equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution (cryogenic transportation containers), and serves energy markets in a variety of ways.

Equipment is sold globally to customers in the chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing industries. The segment also provides a broad range of plant design, engineering, procurement, and construction management services to its customers.

Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulfurization facilities, its development of hydrogen as an energy carrier, and oxygen-based technologies to serve energy markets in the future. The Company owns and operates a cogeneration facility in Calvert City, Kentucky and a 49-megawatt fluidized-bed coal and biomass-fired power generation facility in Stockton, California; and operates and owns a 47.9% interest in a 112-megawatt gas-fueled power generation facility in Thailand. The Company also operates and owns a 50% interest in a flue gas desulfurization facility in Indiana.

Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the equipment portion of this segment. Adequate raw materials for individual projects are acquired under firm purchase agreements. Coal, petroleum coke, and natural gas are the largest cost components in the production of energy. The Company mitigates these cost components, in part, through long-term cost pass-through contracts. During fiscal year 2010, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Equipment and Energy competes with a great number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

The backlog of equipment orders (including letters of intent believed to be firm) from third-party customers (including equity affiliates) was approximately $274 million on 30 September 2010, approximately 30% of which is for cryogenic equipment and 50% of which is for LNG heat exchangers, as compared with a total backlog of approximately $239 million on 30 September 2009. The Company expects that approximately $250 million of the backlog on 30 September 2010 will be completed during fiscal year 2011.

Narrative Description of the Company’s Business Generally

The Company, through subsidiaries, affiliates, and minority-owned ventures, conducts business in over 40 countries outside the United States. Its international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls; import and export controls; and other economic, political, and regulatory policies of local governments.

The Company has majority or wholly owned foreign subsidiaries that operate in Canada, 17 European countries (including the United Kingdom and Spain), nine Asian countries (including China, Korea, Singapore, and Taiwan), and four Latin American countries (including Mexico and Brazil). The Company also owns less-than-controlling interests in entities operating in Europe, Asia, Africa, the Middle East, and Latin America (including Italy, Germany, China, India, Singapore, Thailand, South Africa, and Mexico).

Financial information about the Company’s foreign operations and investments is included in Notes 8, Summarized Financial Information of Equity Affiliates; 22, Income Taxes; and 25, Business Segment and Geographic Information, to the consolidated financial statements included under Item 8 herein. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Major Accounting Policies, and information on the Company’s exposure to currency fluctuations is included in Note 13, Financial Instruments, to the consolidated financial statements, included under Item 8 below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A below. Export sales from operations in the United States to unconsolidated customers amounted to $570.5 million, $510.2 million, and $629.1 million in fiscal years 2010, 2009, and 2008, respectively. Total export sales in fiscal year 2010 included $387.8 million in export sales to affiliated customers. The sales to affiliated customers were primarily equipment sales within the Equipment and Energy segment and the Electronic and Performance Materials segment.

Technology Development

The Company pursues a market-oriented approach to technology development through research and development, engineering, and commercial development processes. It conducts research and development principally in its laboratories located in the United States (Trexlertown, Pennsylvania; Carlsbad, California; Milton, Wisconsin; and Phoenix, Arizona); the United Kingdom (Basingstoke, London, and Carrington); Germany (Hamburg); the Netherlands (Utrecht); Spain (Barcelona); and Asia (Tokyo, Japan; Shanghai, China; Giheung, Korea; and Chubei, Taiwan). The Company also funds and cooperates in research and development programs conducted by a number of major universities and undertakes research work funded by others—principally the United States government.

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

Research and development expenditures were $114.7 million during fiscal year 2010, $116.3 million in fiscal year 2009, and $130.7 million in fiscal year 2008. The Company expended $23.9 million on customer-sponsored research activities during fiscal year 2010, $29.7 million in fiscal year 2009, and $24.8 million in fiscal year 2008.

As of 1 November 2010, the Company owns 932 United States patents, 2,808 foreign patents, and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Environmental Controls

The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. From time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company’s accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, and environmental loss contingencies are discussed in Note 17, Commitments and Contingencies, to the consolidated financial statements, included under Item 8, below.

The amounts charged to income from continuing operations related to environmental matters totaled $31.6 million in fiscal 2010, $52.5 million in 2009, and $49.9 million in 2008. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts. The 2009 amount included a charge of $16.0 for the Paulsboro site. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements for additional information on this charge. The 2008 amount included revised cost estimates for several existing sites.

Although precise amounts are difficult to determine, the Company estimates that in both fiscal year 2010 and 2009, it spent approximately $6 million on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated at approximately $6 million in both fiscal year 2011 and 2012. The cost of any environmental compliance generally is contractually passed through to the customer.

The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $87 million to a reasonably possible upper exposure of $101 million. The accrual on the consolidated balance sheet for 30 September 2010 was $87.0 million and for 30 September 2009 was $95.0 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse effect on its financial condition or results of operations in any one year.

Employees

On 30 September 2010, the Company (including majority-owned subsidiaries) had approximately 18,300 employees, of whom approximately 17,900 were full-time employees and of whom approximately 11,000 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory and does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.

Available Information

All periodic and current reports, registration statements, and other filings that the Company is required to file with the Securities and Exchange Commission (SEC), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the 1934 Act Reports), are available free of charge through the Company’s Internet website at www.airproducts.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. All 1934 Act Reports filed during the period covered by this report were available on the Company’s website on the same day as filing.

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

Customers

The Company does not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of the Company’s consolidated revenues. The Company and the Tonnage Gases and Electronics and Performance Materials segments do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, the Company has several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to the Company’s consolidated revenues, could have an adverse impact on the affected segment.

Governmental Contracts

No segment’s business is subject to a government entity’s renegotiation of profits or termination of contracts that would be material to the Company’s business as a whole.

Executive Officers of the Company

The Company’s executive officers and their respective positions and ages on 15 November 2010 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office

M. Scott Crocco	46	Vice President and Corporate Controller (became Vice President in 2008; Corporate Controller in 2007; and Director of Corporate Decision Support in 2003)

Robert D. Dixon (A)	51	Senior Vice President and General Manager – Merchant Gases (became Senior Vice President in 2008; Vice President and General Manager – Merchant Gases in 2007; President – Air Products Asia in 2003; and Vice President – Air Products Asia in 2003)

Paul E. Huck (A)	60	Senior Vice President and Chief Financial Officer (became Senior Vice President in 2008; Vice President and Chief Financial Officer in 2004)

Stephen J. Jones (A)	49	Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy (became Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy in 2009; Senior Vice President, General Counsel and Secretary in 2008; Vice President and Associate General Counsel in 2007; and Vice President and General Manager – Industrial Chemicals Division in 2003)

John W. Marsland (A)	44	Senior Vice President, Supply Chain (became Senior Vice President, Supply Chain in 2010; Vice President and General Manager, Global Liquid Bulk, Generated Gases and Helium in 2009; Vice President – Business Services in 2009; Vice President and General Manager – Healthcare in 2007; Vice President and General Manager, Global Healthcare in 2005)

John E. McGlade (A)(B)(C)	56	Chairman, President, and Chief Executive Officer (became Chairman and Chief Executive Officer in 2008; President and Chief Operating Officer in 2006; Group Vice President – Chemicals in 2003)

Lynn C. Minella (A)	52	Senior Vice President – Human Resources and Communications (became Senior Vice President – Human Resources and Communications in 2008; Vice President – Human Resources in 2004)

Name	Age	Office

John D. Stanley (A)	52	Senior Vice President and General Counsel (became Senior Vice President and General Counsel in 2009; Assistant General Counsel, Americas and Europe in 2007; Assistant General Counsel, Corporate and Commercial in 2004)

(A)	Member, Corporate Executive Committee
(B)	Member, Board of Directors
(C)	Member, Executive Committee of the Board of Directors

ITEM 1A.	RISK FACTORS

You should read the following risk factors carefully in conjunction with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could have a materially adverse effect on our business, operating results, financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance, or financial condition in the future.

Overall Economic Conditions—Sluggish general economic conditions in certain markets in which the Company does business may decrease the demand for its goods and services and adversely impact its revenues, operating results, and cash flow.

Demand for the Company’s products and services depends in part on the general economic conditions affecting the countries and industries in which the Company does business. Recently, sluggish economic conditions in the U.S. and Europe and in certain industries served by the Company have impacted and may in the future impact demand for the Company’s products and services, in turn negatively impacting the Company’s revenues and earnings. While markets have stabilized relative to the extreme economic contraction in 2008—2009, industry utilization rates and therefore pricing pressure continue to be risks. Excess capacity in the Company’s or its competitors’ manufacturing facilities could decrease the Company’s ability to maintain pricing and generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results.

Asset Impairments—The Company may be required to record impairment on its long-lived assets.

Weak demand may cause underutilization of the Company’s manufacturing capacity or elimination of product lines; contract terminations or customer shutdowns may force sale or abandonment of facilities and equipment; contractual provisions may allow customer buyout of facilities or equipment; or other events associated with weak economic conditions or specific end market, product, or customer events may require the Company to record an impairment on tangible assets, such as facilities and equipment, as well as intangible assets, such as intellectual property or goodwill, which would have a negative impact on its financial results.

Competition—Inability to compete effectively in a segment could adversely impact sales and financial performance.

The Company faces strong competition from several large global competitors and many smaller regional ones in all of its business segments. Introduction by competitors of new technologies, competing products, or additional capacity could weaken demand for or impact pricing of the Company’s products, negatively impacting financial results. In addition, competitors’ pricing policies could materially affect the Company’s profitability or its market share.

Raw Material and Energy Cost and Availability—Interruption in ordinary sources of supply or an inability to recover increases in energy and raw material costs from customers could result in lost sales or reduced profitability.

Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of the Company’s business. Because the Company’s industrial gas facilities use substantial amounts of electricity, energy price fluctuations could materially impact the Company’s revenues and earnings. Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and synthesis gas. The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexylamine, acrylonitriles, and glycols. Shortages or price escalation in these materials could negatively impact financial results. A disruption in the supply of energy and raw materials, whether due to market conditions, legislative or regulatory actions, natural events, or other disruption, could prevent the Company from meeting its contractual commitments, harming its business and financial results.

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

The Company is subject to government regulation in the United States and foreign jurisdictions in which it conducts its business. The application of laws and regulations to the Company’s business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practice that could result in reduced profitability. Determination of noncompliance can result in penalties or sanctions that could also impact financial results. Compliance with changes in laws or regulations can require additional capital expenditures or increase operating costs. Export controls or other regulatory restrictions could prevent the Company from shipping its products to and from some markets or increase the cost of doing so. This area continues to attract external focus by multiple customs and export enforcement authorities. Changes in tax laws and regulations and international tax treaties could affect the financial results of the Company’s businesses.

Greenhouse Gases—Legislative and regulatory responses to global climate change create financial risk.

Some of the Company’s operations are within jurisdictions that have, or are developing, regulatory regimes governing emissions of greenhouse gases (GHG). These include existing and expanding coverage under the European Union Emissions Trading Scheme; mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in California and Ontario. In addition, the U.S. Environmental Protection Agency has taken preliminary actions towards regulating greenhouse gas emissions. Increased public awareness and concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase the Company’s costs related to consumption of electric power, hydrogen production, and fluorinated gases production. The Company believes it will be able to mitigate some of the potential increased cost through its contractual terms, but the lack of definitive legislation or regulatory requirements prevents accurate estimate of the long-term impact on the Company. Any legislation that limits or taxes GHG emissions could impact the Company’s growth, increase its operating costs, or reduce demand for certain of its products.

Environmental Compliance—Costs and expenses resulting from compliance with environmental regulations may negatively impact the Company’s operations and financial results.

The Company is subject to extensive federal, state, local, and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The Company takes its environmental responsibilities very seriously, but there is a risk of environmental impact inherent in its manufacturing operations and transportation of chemicals. Future developments and more stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. In addition, laws and regulations may require significant expenditures for environmental protection equipment, compliance, and remediation. These additional costs may adversely affect financial results. For a more detailed description of these matters, see “Narrative Description of the Company’s Business Generally—Environmental Controls,” above.

Foreign Operations, Political, and Legal Risks—The Company’s foreign operations can be adversely impacted by nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability.

The Company’s operations in certain foreign jurisdictions are subject to nationalization and expropriation risk, and some of its contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Economic and political conditions within foreign jurisdictions, social unrest, or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material, adverse impact on the Company’s operations and financial results.

Interest Rate Increases—The Company’s earnings, cash flow, and financial position can be impacted by interest rate increases.

At 30 September 2010, the Company had total consolidated debt of $4,128.3 million, of which $468.5 million will mature in the next twelve months. The Company expects to continue to incur indebtedness to fund new projects and replace maturing debt. Although the Company actively manages its interest rate risk through the use of derivatives and diversified debt obligations, not all borrowings at variable rates are hedged, and new debt will be priced at market rates. If interest rates increase, the Company’s interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, capital expenditures, acquisitions, and other purposes. In addition, changes by any rating agency to the Company’s outlook or credit ratings could increase the Company’s cost of borrowing.

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

Adverse equity market conditions and volatility in the credit markets have had and may continue to have an unfavorable impact on the value of the Company’s pension trust assets and its future estimated pension liabilities, significantly affecting the net periodic benefit costs of its pension plans and ongoing funding requirements for these plans. As a result, the Company’s financial results and cash flow in any period could be negatively impacted. For information about potential impacts from pension funding and the use of certain assumptions regarding pension matters, see the discussion in Note 16, Retirement Benefits, to the consolidated financial statements, included in Item 8, below.

Catastrophic Events—Catastrophic events could disrupt the Company’s operations or the operations of its suppliers or customers, having a negative impact on the Company’s business, financial results, and cash flow.

The Company’s operations could be impacted by catastrophic events outside the Company’s control, including severe weather conditions such as hurricanes, floods, earthquakes, and storms, or acts of war and terrorism. Any such event could cause a serious business disruption that could affect the Company’s ability to produce and distribute its products and possibly expose it to third-party liability claims. Additionally, such events could impact the Company’s suppliers, in which event energy and raw materials may be unavailable to the Company, or its customers may be unable to purchase or accept the Company’s products and services. Any such occurrence could have a negative impact on the Company’s operations and financial results.

Operational Risks—Operational and execution risks may adversely affect the Company’s operations or financial results.

The Company’s operation of its facilities, pipelines, and delivery systems inherently entails hazards that require continuous oversight and control, such as pipeline leaks and ruptures, fire, explosions, toxic releases, mechanical failures, or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact the Company’s ongoing operations, financial results, and cash flow. In addition, the Company’s operating results are dependent on the continued operation of its production facilities and its ability to meet customer requirements. The Company’s operating facilities for the production of certain product lines, primarily in certain electronic materials products, are highly concentrated. Insufficient capacity may expose the Company to liabilities related to contract commitments. Operating results are also dependent on the Company’s ability to complete new construction projects on time, on budget, and in accordance with performance requirements. Failure to do so may expose the Company to loss of revenue, potential litigation, and loss of business reputation.

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

The Company is subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to predict reliably. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables, where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a materially adverse effect on the Company’s results of operations in any particular period. For a more detailed discussion of the legal proceedings involving the Company, see Item 3, below.

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

The Company continuously reviews and manages its portfolio of assets in order to maximize value for its shareholders. Portfolio management involves many variables, including future acquisitions and divestitures, restructurings and resegmentations, and cost-cutting and productivity initiatives. The timing, impact, and ability to complete such undertakings; the costs and financial charges associated with such activities; and the ultimate financial impact of such undertakings are uncertain and can have a negative short- or long-term impact on the Company’s operations and financial results.

RISK FACTORS RELATED TO THE TENDER OFFER FOR AIRGAS

If the Company is successful in acquiring Airgas, it will incur substantial transaction and merger-related costs.

If the Company is successful in its tender offer for Airgas (see Note 3, Airgas Transaction, to the consolidated financial statements for more information on this transaction), or otherwise succeeds in acquiring Airgas, it will incur substantial nonrecurring transaction and merger-related costs associated with the acquisition of Airgas, combining the operations of the two companies, and achieving desired synergies. Although the Company expects that the elimination of duplicative costs and the realization of other efficiencies related to the integration of the two businesses will offset the incremental transaction and merger-related costs, this net benefit may not be achieved when expected, or at all.

The Company will carry significantly more long-term debt obligations if the acquisition is completed.

At the current tender offer of $65.50 per share, the total value of the Airgas transaction would be approximately $7.4 billion, including $5.7 billion of equity and $1.7 billion of assumed debt. In connection with the tender offer, the Company has secured a $6.7 billion term loan credit facility (the “bridge loan”), and the Company expects to retain approximately $1 billion of existing Airgas debt. If the tender offer is successful, the Company intends to finance the acquisition primarily by issuing public debt securities. If the Company is unable to successfully market this debt issuance, the bridge loan will be drawn. The bridge loan carries a higher cost than is anticipated for the public debt.

The issuance and assumption of this new debt will require a greater proportion of the Company’s cash flow from operations to service this debt than the Company has historically had to allocate to debt.

Changes in our credit ratings may have a negative impact on our financing costs in future periods.

The Company anticipates that the debt issuance to finance the acquisition of Airgas will result in a temporary downgrade of its credit ratings. The Company’s credit rating is a significant factor in determining pricing and availability of its debt. Changes in our credit ratings could increase our borrowing costs. In addition, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. A downgrade in our credit ratings, particularly our short-term credit rating, could likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both. The Company expects that its credit rating would be restored to current levels within a few years following the potential acquisition; however, inability to achieve the anticipated benefits of the transaction or obtain projected prices for assets required to be divested, or other unexpected developments may delay this restoration.

If the acquisition is completed, we will be subject to integration and other risks.

If the Company is successful in acquiring Airgas, the success of the merger will depend, in part, on its ability to realize the anticipated benefits from combining the businesses. To realize these anticipated benefits, the Company must successfully integrate the operations and personnel of Airgas into our business. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees or the disruption of each company’s ongoing businesses. Failure to achieve the anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, and operating results. Additionally, if the acquisition is successful, the Company will be required to divest certain assets to comply with the Consent Decree approved by the U.S. Federal Trade Commission on 8 October 2010. Failure to find suitable buyers or obtain a reasonable price for the assets could adversely affect the financial condition of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the Commission staff that remain unresolved.

ITEM 2.	PROPERTIES

The Company owns its principal executive offices, which are located at its headquarters in Trexlertown, Pennsylvania, and also owns additional administrative offices in Hersham, England and in Hattingen, Germany. Its regional Asian administrative offices, which are leased, are located in Hong Kong; Shanghai, China; Taipei, Taiwan; Petaling Jaya, Malaysia; and Singapore. Additional administrative offices are leased in Ontario, Canada; Kawasaki, Japan; Seoul, Korea; Brussels, Belgium; Paris, France; Barcelona, Spain; Rotterdam, the Netherlands; São Paulo, Brazil; and Kempton Park, South Africa. Management believes the Company’s manufacturing facilities, described in more detail below, are adequate to support its businesses.

Following is a description of the properties used by the Company’s four business segments:

Merchant Gases

Merchant Gases currently operates over 150 facilities in North and South America (approximately 40 of which sites are owned); over 130 sites in Europe, including healthcare (approximately half of which sites are owned); and over 75 facilities in seven countries within Asia. Helium is recovered at sites in Kansas and Texas and distributed from several transfill sites in the U.S., Canada, Europe, and Asia. Sales support offices are located at its Trexlertown headquarters and in leased properties in three states, at all administrative sites in Europe, and at 15 sites in Asia. Research and development (R&D) activities for this segment are conducted in Trexlertown, Pennsylvania.

Tonnage Gases

Tonnage Gases operates over 50 plants in the United States and Canada that produce over 300 standard tons per day of product. Thirty-five of these facilities produce or recover hydrogen, many of which support the four major pipeline systems located along the Gulf Coast of Texas; on the Mississippi River corridor in Louisiana; in Los Angeles, California; and Alberta, Canada. The Tonnage Gases segment includes a facility in Pasadena, Texas that produces Polyurethane Intermediate products. The segment also operates over 20 tonnage plants in Europe and over 20 tonnage plants within Asia, the majority of which are on leasehold type long-term structured agreements. Sales support offices are located at the Company’s headquarters in Trexlertown, Pennsylvania and leased offices in Texas, Louisiana, California, and Calgary, Alberta in North America, as well as in Hersham, England; Rotterdam, the Netherlands; Shanghai, China; Singapore; and Doha, Qatar in the Middle East.

Electronics and Performance Materials

The electronics business within the Electronics and Performance Materials segment produces, packages, and stores nitrogen, specialty gases, and electronic chemicals at over 44 sites in the United States (the majority of which are leased), nine facilities in Europe, and over 45 facilities in Asia (approximately half of which are located on customer sites).

The performance materials portion of this segment operates facilities in Los Angeles, California; Calvert City, Kentucky; Wichita, Kansas; Milton, Wisconsin; Reserve, Louisiana; Clayton, England; Marl, Germany; Singapore; Isehara, Japan; Changzhou, China and Nanjing, China. Substantially all of the Performance Materials properties are owned.

This segment has five field sales offices in the United States as well as sales offices in Europe, Taiwan, Korea, Singapore, and China, the majority of which are leased. The segment conducts R&D related activities at eight locations worldwide, including Trexlertown, Pennsylvania; Carlsbad, California; Utrecht, the Netherlands; Hamburg, Germany; Chubei, Taiwan; Giheung, South Korea; Shanghai, China; and Kawasaki, Japan.

Equipment and Energy

Equipment and Energy operates eight manufacturing plants and two sales offices in the U.S. The Company manufactures a significant portion of the world’s supply of LNG equipment at its Wilkes-Barre, Pennsylvania site. Air separation columns and cold boxes for Company-owned facilities and third-party sales are produced by operations in Istres, France; Caojing, China; as well as in the Wilkes-Barre facility when capacity is available. Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in eastern Pennsylvania and Liberal, Kansas. Offices in Hersham, England and Shanghai, China house Equipment commercial team members.

Electric power is produced at various facilities, including Stockton, California and Calvert City, Kentucky. Flue gas desulfurization operations are conducted at the Pure Air facility in Chesterton, Indiana. Additionally, the Company owns a 47.9% interest in a gas-fueled power generation facility in Thailand. The Company or its affiliates own approximately 50% of the real estate in this segment and lease the remaining 50%.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are involved in various legal proceedings, including contract, product liability, intellectual property, and insurance matters. Although litigation with respect to these matters is routine and incidental to the conduct of the Company’s business, such litigation could result in large monetary awards, especially if a civil jury is allowed to determine compensatory and/or punitive damages. However, the Company believes that litigation currently pending to which it is a party will be resolved without any materially adverse effect on its financial position, earnings, or cash flows.

The Company is also from time to time involved in certain competition, environmental, health, and safety proceedings involving governmental authorities. The Company is a party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 30 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current or former manufacturing sites. The Company does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its consolidated financial position. Additional information on the Company’s environmental exposure is included under “Narrative Description of the Company’s Business Generally—Environmental Controls.”

In 2008, the U.S. Environmental Protection Agency made a referral to the U.S. Department of Justice concerning alleged violations of the Resource Conservation and Recovery Act (RCRA) related to sulfuric acid exchange at the Company’s Pasadena, Texas facility. The Company disputes the allegations, but has agreed to settle the matter for a $1.485 million civil penalty ($1.35 million to the United States and $135,000 to the State of Texas) and payment of $15,000 to the State of Texas for attorneys’ fees. The settlement was memorialized in a Consent Decree which was lodged with the U.S. District Court for the Southern District of Texas, Houston Division, on 25 August 2010 and entered on 29 October 2010.

On 16 February 2010, an unplanned shutdown at the Company’s nitric acid plant in Pasadena, Texas resulted in the release of nitrogen dioxide and nitric acid into the atmosphere. In connection with the incident, the Company has been contacted by federal, state, and local environmental regulatory authorities, and the U.S. Occupational Safety and Health Administration. A complaint alleging various regulatory and air permit violations and seeking unspecified civil penalties, attorneys’ fees, and court costs has been filed by Harris County, Texas. At this time, the Company does not know whether any fines or penalties will be assessed; however, the Company expects that any resulting fines or penalties will be immaterial to its consolidated financial results.

In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against the Company’s Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of the Company’s total revenue in Brazil in 2003.

The Company has denied the allegations made by the authorities and filed an appeal in October 2010 to the Brazilian courts. Certain of the Company’s defenses, if successful, could result in the matter being dismissed with no fine against the Company. The Company, with advice of its outside legal counsel, has assessed the status of this matter and has concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements.

While the Company does not expect that any sums it may have to pay in connection with these or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly Stock Information

2010	High	Low	Close	Dividend
First	$85.44	$73.76	$81.06	$.45
Second	83.80	65.05	73.95	.49
Third	80.24	64.47	64.81	.49
Fourth	84.43	64.13	82.82	.49
				$1.92

2009	High	Low	Close	Dividend
First	$68.51	$41.46	$50.27	$.44
Second	60.20	43.44	56.25	.45
Third	69.93	54.73	64.59	.45
Fourth	80.60	60.52	77.58	.45
				$1.79

The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption, and other rights, preferences, and limitations. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. The Company’s Transfer Agent and Registrar is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8124 (all other locations); Internet website www.amstock.com; and e-mail address info@amstock.com. As of 15 November 2010, there were 8,256 record holders of the Company’s common stock.

Purchases of Equity Securities by the Issuer

On 20 September 2007, the Company’s Board of Directors authorized the repurchase of $1.0 billion of common stock. The program does not have a stated expiration date. As of 30 September 2010, the Company had purchased four million of its outstanding shares under this authorization at a cost of $350.8 million. There were no purchases of stock during fiscal year 2010. Additional purchases will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.

Performance Graph

The performance graph below compares the five-year cumulative returns of the Company’s common stock with those of the Standard & Poor’s 500 and Dow Jones Chemicals Composite Indices. The figures assume an initial investment of $100 and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of dollars, except per share)	2010	2009	2008	2007	2006
Operating Results
Sales	$9,026	$8,256	$10,415	$9,148	$7,885
Cost of sales	6,503	6,042	7,693	6,699	5,817
Selling and administrative	957	943	1,090	1,000	892
Research and development	115	116	131	129	140
Global cost reduction plan	—	298	—	14	71
Acquisition-related costs	96	—	—	—	—
Operating income	1,389	846	1,496	1,376	1,042
Equity affiliates’ income	127	112	145	114	92
Interest expense	122	122	162	162	118
Income tax provision	340	185	365	287	262
Income from continuing operations attributable to Air Products	1,029	640	1,091	1,020	734
Net income attributable to Air Products	1,029	631	910	1,036	723
Basic earnings per common share attributable to Air Products:
Income from continuing operations	4.85	3.05	5.14	4.72	3.31
Net income	4.85	3.01	4.29	4.79	3.26
Diluted earnings per common share attributable to Air Products:
Income from continuing operations	4.74	3.00	4.97	4.57	3.23
Net income	4.74	2.96	4.15	4.64	3.18
Year-End Financial Position
Plant and equipment, at cost	$16,310	$15,751	$14,989	$14,439	$12,910
Total assets	13,506	13,029	12,571	12,660	11,181
Working capital	790	494	636	436	289
Total debt (A)	4,128	4,502	3,967	3,668	2,846
Air Products shareholders’ equity	5,547	4,792	5,031	5,496	4,924
Total equity	5,698	4,930	5,167	5,673	5,102
Financial Ratios
Return on average Air Products shareholders’ equity (B)	19.9%	13.3%	20.1%	19.5%	15.1%
Operating margin	15.4%	10.3%	14.4%	15.0%	13.2%
Selling and administrative as a percentage of sales	10.6%	11.4%	10.5%	10.9%	11.3%
Total debt to sum of total debt and total equity (A)	42.0%	47.7%	43.4%	39.8%	36.3%
Other Data
Depreciation and amortization	$863	$840	$869	$790	$705
Capital expenditures on a GAAP basis (C)	1,134	1,236	1,159	1,553	1,358
Capital expenditures on a non-GAAP basis (C)	1,298	1,475	1,355	1,635	1,487
Cash provided by operating activities	1,522	1,329	1,659	1,500	1,348
Cash used for investing activities	1,057	1,040	920	1,483	947
Cash provided by (used for) financing activities	(580)	95	(678)	(15)	(423)
Dividends declared per common share	1.92	1.79	1.70	1.48	1.34
Market price range per common share	85–64	81–41	106–65	99–66	70–53
Weighted average common shares outstanding (in millions)	212	210	212	216	222
Weighted average common shares outstanding assuming dilution (in millions)	217	214	219	223	228
Book value per common share at year-end	$25.94	$22.68	$24.03	$25.52	$22.67
Shareholders at year-end	8,300	8,600	8,900	9,300	9,900
Employees at year-end (D)	18,300	18,900	21,100	22,100	20,700

(A)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the year. Calculation based on continuing operations.

(B)	Calculated using income and five-quarter average Air Products shareholders’ equity from continuing operations.

(C)

Capital expenditures on a GAAP basis include additions to plant and equipment, investment in and advances to unconsolidated affiliates, and acquisitions (including long-term debt assumed in acquisitions). The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the consolidated statement of cash flows. Refer to page 31 for a reconciliation of the GAAP to non-GAAP measure for 2010, 2009, and 2008. For 2007 and 2006, the GAAP measure was adjusted by $83 and $129, respectively, for spending associated with facilities accounted for as capital leases.

(D)	Includes full- and part-time employees from continuing and discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this report. All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles (GAAP), except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.

Captions such as income from continuing operations attributable to Air Products and net income attributable to Air Products are simply referred to as “income from continuing operations” and “net income” throughout this Management’s Discussion and Analysis, unless otherwise stated.

The discussion of results that follows includes non-GAAP financial measures. These non-GAAP measures exclude acquisition-related costs in 2010. For 2009, the non-GAAP measures exclude the global cost reduction plan charge, costs related to customer bankruptcy and asset actions and third quarter 2009 pension settlement costs. For 2008, the non-GAAP measures exclude pension settlement costs. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 28—29.

BUSINESS OVERVIEW

Air Products and Chemicals, Inc. and its subsidiaries (the Company or Air Products) serves technology, energy, industrial, and healthcare customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, performance materials, equipment, and services. Geographically diverse, with operations in over 40 countries, the Company has sales of $9.0 billion, assets of $13.5 billion, and a worldwide workforce of approximately 18,300 employees.

The Company organizes its operations into four reportable business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

2010 IN SUMMARY

In 2010, the Company emerged from the recession and delivered strong growth and productivity. Sales increased 9% and underlying sales increased 8%, due to strong volume growth as the economic environment improved. These results were driven by a significant recovery in the Electronics and Performance Materials segment and new investments and contracts in the Tonnage Gases segment. Operating income increased due to improved performance across all business segments.

The Company delivered significant improvements in 2010 as a result of actions taken to lower costs and position the Company for success coming out of the global recession. These actions included the completion of the Company’s global cost reduction plans and Electronics business restructuring. Additionally, the Company repositioned its manufacturing centers, continued to leverage the SAP system, and further utilized its shared service centers. These actions contributed to increased productivity and improved operating results.

In February 2010, the Company commenced a tender offer to acquire all of the outstanding shares of Airgas, Inc. (Airgas). Airgas is the largest packaged industrial gases distributor in the U.S. Its fiscal year 2010 annual revenues were $3.9 and its total assets as of 31 March 2010 were $4.5. The current offer price is $65.50 per share. At this price, the total value of the transaction would be approximately $7.4 billion, including $5.7 billion of equity and $1.7 billon of assumed debt. The offer and withdrawal rights are scheduled to expire on 3 December 2010, unless further extended.

Highlights for 2010

•	Sales of $9,026.0 increased 9%, or $769.8. Underlying business increased 8%, primarily due to higher volumes in the Electronics and Performance Materials and Tonnage Gases segments.

•

Operating income of $1,389.0 increased 64%, or $542.7. On a non-GAAP basis, operating income of $1,485.0 increased 25%, or $300.4, primarily due to higher volumes, lower costs, and favorable currency and foreign exchange, partially offset by reduced pricing.

•

Income from continuing operations of $1,029.1 increased 61%, or $389.2, and diluted earnings per share from continuing operations of $4.74 increased 58%, or $1.74. On a non-GAAP basis, income from continuing operations of $1,089.2 increased 26%, or $223.0, and diluted earnings per share from continuing operations of $5.02 increased 24%, or $.96. A summary table of changes in diluted earnings per share is presented below.

•	The Company increased the quarterly dividend from $.45 to $.49 per share. This represents the 28th consecutive year that the Company has increased its dividend payment.

For a discussion of the challenges, risks, and opportunities on which management is focused, refer to the Company’s 2011 Outlook discussions provided throughout the Management’s Discussion and Analysis that follows.

Changes in Diluted Earnings per Share Attributable to Air Products

	2010	2009	Increase (Decrease)
Diluted Earnings per Share
Net income	$4.74	$2.96	$1.78
Discontinued operations	—	(.04)	.04
Continuing Operations—GAAP Basis	$4.74	$3.00	$1.74
Acquisition-related costs	.28	—	.28
Global cost reduction plan	—	.94	(.94)
Customer bankruptcy and asset actions	—	.10	(.10)
Pension settlement	—	.02	(.02)
Continuing Operations—Non-GAAP Basis	$5.02	$4.06	$.96

Operating Income (after-tax)
Underlying business
Volume			$1.04
Price/raw materials			(.30)
Costs			.22
Currency			.09
Operating Income			1.05

Other (after-tax)
Equity affiliates’ income			.05
Interest expense			—
Income tax rate			(.01)
Noncontrolling interests			(.05)
Average shares outstanding			(.08)
Other			(.09)
Total Change in Diluted Earnings per Share from Continuing Operations—Non-GAAP Basis			$.96

2011 OUTLOOK

The Company projects that the gradual economic recovery will continue and that manufacturing will be the leading sector in the recovery. The Company anticipates global manufacturing growth of 3%–4% in 2011, with stronger growth in Asia and more gradual recoveries in the U.S. and Europe. The Company expects the U.S. will have positive growth of 3%–4% in manufacturing. Europe should increase about 1%–2% and Asia, led by China, is expected to continue as the strongest region, growing at 6%–7%.

Looking forward, the Company expects volume growth to be the key factor in driving earnings improvement in 2011. Earnings should benefit from new plant onstreams in 2010 and 2011, along with the loading of existing assets. These volume gains will be partially offset by higher pension expense next year, as a result of a decline in the discount rates from September 2009 to September 2010 and lower expected asset returns. Based upon current rates, the Company does not expect currency to have a significant impact on 2011 earnings. The Company will continue to focus on cost control and will achieve benefits from the cost reduction efforts completed.

If the proposed acquisition of Airgas is consummated in 2011, material impacts affecting most items in the Company’s consolidated financial statements are expected. In addition, projections, estimates and plans described in this Management’s Discussion and Analysis would be materially impacted. Except where noted, the Outlook discussions provided throughout the Management’s Discussion and Analysis do not include any impacts of the proposed transaction.

Outlook by Segment

•

Merchant Gases should benefit as capacity utilization of existing facilities continues to improve globally and as new demand develops, particularly in Asia. Global manufacturing growth, along with new technology applications should continue to increase demand which will drive the loading of facilities.

•	Tonnage Gases is expected to benefit from the full-year loading of the 2010 new plant start-ups, along with several investments due to come onstream in 2011.

•

In Electronics, the Company projects silicon growth of 5%–10% and slow, steady growth of the business with the newer photovoltaic (PV) and light-emitting diode (LED) businesses growing at higher rates. In the integrated circuit business, the Company is well positioned with the industry leaders that are starting up new fabrication plants and expanding capacity. The electronics equipment business should also grow in 2011 due to anticipated continued electronics industry capital spending. Growth is expected in Performance Materials as the Company leverages low cost production facilities in Asia. Additionally, Performance Materials continues to benefit from new product, market and application successes.

•	Equipment and Energy results are expected to be comparable to 2010 levels. Two to three liquefied natural gas (LNG) orders are expected to be signed in 2011.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	2010	2009	2008
Sales	$9,026.0	$8,256.2	$10,414.5
Operating income—GAAP Basis	1,389.0	846.3	1,495.8
Operating income—Non-GAAP Basis	1,485.0	1,184.6	1,522.1
Equity affiliates’ income	126.9	112.2	145.0

Sales		% Change from Prior Year
		2010	2009
Underlying business
Volume		9%	(9)%
Price		(1)%	1%
Currency		1%	(6)%
Energy and raw material cost pass-through		—	(7)%
Total Consolidated Sales Change		9%	(21)%

2010 vs. 2009

Sales of $9,026.0 increased 9%, or $769.8. Underlying business increased 8%, driven by volume increases in the Electronics and Performance Materials and Tonnage Gases segments, as the economic environment improved. These results were driven by a significant recovery in the Electronics and Performance Materials segment and new investments and contracts in the Tonnage Gases segment.

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

Operating Income

2010 vs. 2009

Operating income of $1,389.0 increased 64%, or $542.7. On a non-GAAP basis, operating income of $1,485.0 increased 25%, or $300.4.

•	Underlying business increased $275, primarily from higher volumes in the Electronics and Performance Materials and Tonnage Gases segments and lower costs, partially offset by reduced pricing.

•	Favorable currency translation and foreign exchange impacts increased operating income by $25.

2009 vs. 2008

Operating income of $846.3 decreased 43%, or $649.5. On a non-GAAP basis, operating income of $1,184.6 decreased 22%, or $337.5.

•

Underlying business declined $254, due primarily to lower volumes in the Merchant Gases, Electronics and Performance Materials, and Tonnage Gases segments. The volume declines of $490 were partially offset by favorable cost performance of $157 and improved pricing of $79.

•	Unfavorable currency impacts lowered operating income by $113, reflecting the strengthening of the U.S. dollar against key European and Asian currencies.

•	Operating income in 2008 included unfavorable impacts of $28 due to hurricanes and a fire at a production facility.

Equity Affiliates’ Income

2010 vs. 2009

Income from equity affiliates of $126.9 increased $14.7, or 13%, primarily due to higher volumes.

2009 vs. 2008

Income from equity affiliates of $112.2 decreased $32.8, or 23%, primarily as a result of lower overall volumes and unfavorable currency. Additionally, 2008 results included favorable adjustments made to certain affiliates in Asia and the reversal of an antitrust fine.

Selling and Administrative Expense (S&A)

2010 vs. 2009

S&A expense of $956.9 increased $13.5, or 1%, primarily due to higher incentive compensation costs, partially offset by improved productivity and the impact of the global cost reduction plan. S&A as a percent of sales decreased to 10.6% from 11.4%.

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

2011 Outlook

S&A expense will increase in 2011 due to additional costs to support volume growth and the impacts of cost inflation. These increases will be partially offset by ongoing productivity initiatives.

Research and Development (R&D)

2010 vs. 2009

R&D expense of $114.7 decreased 1%, or $1.6, primarily due to the impact of cost reduction actions. R&D as a percent of sales decreased to 1.3% from 1.4%.

2009 vs. 2008

R&D expense of $116.3 decreased $14.4, primarily due to the impact of cost reduction actions. R&D as a percent of sales increased to 1.4% from 1.3%.

2011 Outlook

R&D expense is expected to be moderately higher in 2011.

Global Cost Reduction Plan

The 2009 results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for the global cost reduction plan. In the first quarter of 2009, the Company announced the global cost reduction plan, designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The 2009 first-quarter results included a charge of $174.2 ($116.1 after-tax, or $.55 per share). In the third quarter 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan that resulted in a charge of $124.0 ($84.2 after-tax, or $.39 per share). The total 2009 charge included $210.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 2,550 positions from the Company’s global workforce. The remainder of this charge, $88.2, was for business exits and asset management actions.

During 2010, the Company revised its estimate of the costs associated with the 2009 global cost reduction plan. The unfavorable impact of additional severance and other benefits was primarily offset by favorable variances related to completed business exits and asset management actions. These adjustments to the charge were excluded from segment operating profit and did not have a material impact on any individual segment.

As of 30 September 2010, the planned actions associated with the global cost reduction plan were substantially completed, with the exception of certain benefit payments associated with a small number of position eliminations. In addition, as part of the asset management actions included in the plan, the Company anticipates completing the sale of a facility by the end of calendar year 2010. Refer to Note 5, Global Cost Reduction Plan, to the consolidated financial statements for additional details on this charge.

Cost savings of approximately $155 were achieved through 2010. Beyond 2010, the Company expects annualized, ongoing savings of approximately $180, of which the majority is related to personnel costs.

Acquisition-Related Costs

In 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized related to the Airgas transaction and is included within acquisition-related costs on the consolidated income statement. Refer to Note 3, Airgas Transaction, to the consolidated financial statements for details of these costs.

Customer Bankruptcy and Asset Actions

On 6 January 2009, a customer of the Company who principally receives product from the Tonnage Gases segment began operating under Chapter 11 bankruptcy protection. As a result, the Company recognized a $22.2 ($13.9 after- tax, or $.07 per share) charge primarily for the write-off of certain receivables during the third quarter of 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results.

In April 2010, the customer emerged from bankruptcy proceedings. The Company received a final settlement in the amount of $22.4, of which $16.0 was applied against the remaining outstanding receivables. Income of $6.4 ($4.0 after-tax, or $.02 per share) was recognized for the recovery of certain receivables that had been previously written off. This amount was recorded as a gain and is reflected within customer bankruptcy on the consolidated income statement.

In the third quarter of 2009, the Company recorded a charge of $9.9 ($7.1 after-tax, or $.03 per share) for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement. The 2009 customer bankruptcy charge combined with this asset write-down resulted in a total charge of $32.1 ($21.0 after-tax, or $.10 per share).

Pension Settlement

The Company’s U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. The Company recognized $11.5, $10.7, and $30.3 of settlement charges in 2010, 2009, and 2008, respectively. Refer to Note 16, Retirement Benefits, to the consolidated financial statements for additional information.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to the principal income earning activities of the Company. The detail of other income is presented in Note 23, Supplemental Information, to the consolidated financial statements.

2010 vs. 2009

Other income of $38.7 increased $15.7, primarily due to a net gain on the sale of assets and favorable foreign exchange. Otherwise, no individual items were significant in comparison to the prior year.

2009 vs. 2008

Other income of $23.0 decreased by $2.8. Other income declined due to losses from asset sales in 2009 and unfavorable foreign exchange. Other income in 2008 included a loss related to fire damage at a production facility. No other items were individually significant in comparison to the prior year.

Interest Expense

	2010	2009	2008
Interest incurred	$136.2	$143.8	$184.1
Less: Capitalized interest	14.3	21.9	22.1
Interest Expense	$121.9	$121.9	$162.0

2010 vs. 2009

Interest incurred decreased $7.6. The decrease was driven by lower average interest rates on variable rate debt, partially offset by a higher average debt balance and the impact of a weaker dollar on the translation of foreign currency interest. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.

2009 vs. 2008

Interest incurred decreased by $40.3. This decrease was primarily driven by lower average interest rates on variable rate debt. The impact of a stronger dollar on the translation of foreign currency interest was offset by a higher average debt balance. Capitalized interest was comparable to 2008 due to slightly higher project levels offset by lower average interest rates.

2011 Outlook

The Company expects interest incurred to be modestly higher. This increase is expected to result from a higher average debt balance, higher fees on the Company’s committed credit facility, and slightly higher interest rates on variable rate debt.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. Refer to Note 22, Income Taxes, to the consolidated financial statements for details on factors affecting the effective tax rate.

2010 vs. 2009

On a GAAP basis, the effective tax rate was 24.4% and 22.1% in 2010 and 2009, respectively. On a non-GAAP basis, the effective tax rate was 25.2% and 25.3% in 2010 and 2009, respectively.

2009 vs. 2008

On a GAAP basis, the effective tax rate was 22.1% and 24.7% in 2009 and 2008, respectively. On a non-GAAP basis, the effective tax rate was 25.3% and 24.9% in 2009 and 2008, respectively. The effective tax rate was higher in 2009 due to lower tax credits and adjustments.

2011 Outlook

The Company expects the effective tax rate in 2011 to be approximately 25.0% to 26.0%.

Discontinued Operations

The U.S. Healthcare business, Polymer Emulsions business, and High Purity Process Chemicals (HPPC) business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented. Refer to Note 6, Discontinued Operations, to the consolidated financial statements for additional details.

U.S. Healthcare

In July 2008, the Board of Directors authorized management to pursue the sale of the U.S. Healthcare business. In 2008, the Company recorded a total charge of $329.2 ($246.2 after-tax, or $1.12 per share) related to the impairment/write-down of the net carrying value of U.S. Healthcare business.

In the first half of 2009, based on additional facts, the Company recorded an impairment charge of $48.7 ($30.9 after-tax, or $.15 per share), reflecting a revision in the estimated net realizable value of the business. Also, tax benefits of $25.5, or $.12 per share, were recorded to revise the estimated tax benefit associated with the total impairment charges recorded.

During the third quarter of 2009, the Company sold more than half of its remaining U.S. Healthcare business for cash proceeds of $38.1. The Company recognized an after-tax gain of $.3 resulting from the sales combined with adjustments to net realizable value of the remaining businesses.

During the fourth quarter of 2009, through a series of transactions, the Company sold its remaining U.S. Healthcare business for cash proceeds of $12.1. A net after-tax loss of $.7 was recognized. These transactions completed the disposal of the U.S. Healthcare business.

The U.S. Healthcare business generated sales of $125.2 and $239.8, and a loss from operations, net of tax, of $3.4 and $259.4 in 2009 and 2008, respectively. The loss from operations in 2008 included an after-tax impairment charge of $237.0.

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

The Polymer Emulsion business generated sales of $261.4 and income from operations, net of tax, of $16.7 in 2008.

HPPC Business

In 2008, the Company sold its HPPC business to KMG Chemicals, Inc. The sale closed on 31 December 2007, and a loss on the sale was recorded of $.5 ($.3 after-tax) in 2008. The HPPC business generated sales of $22.9 and income from operations, net of tax, of $.1 in 2008.

Net Income

2010 vs. 2009

Net income was $1,029.1 compared to $631.3, and diluted earnings per share was $4.74 compared to $2.96. On a non-GAAP basis, net income was $1,089.2 compared to $857.6, and diluted earnings per share was $5.02 compared to $4.02.

2009 vs. 2008

Net income was $631.3 compared to $909.7, and diluted earnings per share was $2.96 compared to $4.15. On a non-GAAP basis, net income was $857.6 compared to $926.2, and diluted earnings per share was $4.02 compared to $4.23.

Segment Analysis

Merchant Gases
	2010	2009	2008
Sales	$3,718.3	$3,610.6	$4,192.7
Operating income	729.4	661.2	789.5
Equity affiliates’ income	104.3	98.3	131.8

Merchant Gases Sales		% Change from Prior Year
		2010	2009
Underlying business
Volume		2%	(9)%
Price		(1)%	4%
Currency		2%	(9)%
Total Merchant Gases Sales Change		3%	(14)%

2010 vs. 2009

Sales of $3,718.3 increased by 3%, or $107.7. Sales increased 2% from favorable currency effects, due to a weaker U.S. dollar against key European and Asian currencies in the first half of the year. Underlying business increased 1% as volume increases, primarily in Asia, were partially offset by a decrease in pricing due to liquid hydrogen natural gas cost pass-through and unfavorable customer mix.

In North America, sales were flat, as volume increases were offset by lower pricing and unfavorable customer mix. In Europe, sales were flat as favorable currency impacts were offset by lower pricing and unfavorable customer mix. In Asia, sales increased 20%, with volumes up 16% and a favorable currency impact of 4%. Volume increases were driven by steel, electronics and bulk hydrogen customers.

Merchant Gases Operating Income

Operating income of $729.4 increased 10%, or $68.2. The increase was primarily due to lower costs of $50, higher volumes of $32 and favorable currency of $8, partially offset by lower pricing and unfavorable customer mix of $22. The improved costs resulted from improved plant operating costs, distribution efficiency, and organizational restructuring benefits.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $104.3 increased 6%, or $6.0. The increase was a result of higher volumes.

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

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $98.3 decreased 25%, or $33.5. The decline was a result of lower overall volumes and unfavorable currency. Additionally, 2008 results included favorable adjustments made to certain affiliates in Asia and the reversal of an antitrust fine.

Tonnage Gases

	2010	2009	2008
Sales	$2,930.8	$2,573.6	$3,574.4
Operating income	444.2	399.6	482.6

Tonnage Gases Sales	% Change from Prior Year
	2010	2009
Underlying business
Volume	11%	(5)%
Currency	2%	(4)%
Energy and raw material cost pass-through	1%	(19)%
Total Tonnage Gases Sales Change	14%	(28)%

2010 vs. 2009

Sales of $2,930.8 increased 14%, or $357.2. Volumes increased 11% due to continued improvement in steel and chemical end markets and new plant onstreams. Currency favorably impacted sales by 2%, driven primarily by the weaker U.S. dollar, in the first half of 2010. Energy and raw material contractual cost pass-through to customers increased sales by 1%.

Tonnage Gases Operating Income

Operating income of $444.2 increased 11%, or $44.6. The increase was a result of higher volumes of $79 and favorable currency impacts of $7, partially offset by higher costs of $41, primarily due to planned maintenance costs and operating inefficiencies.

2009 vs. 2008

Tonnage Gases Sales

Sales of $2,573.6 decreased 28%, or $1,000.8. Lower energy and raw material contractual cost pass-through to customers reduced sales by 19%. Volumes were down 5%. While refinery hydrogen volumes were higher, overall volumes declined from reduced demand from steel and chemical customers. Currency unfavorably impacted sales by 4%.

Tonnage Gases Operating Income

Operating income of $399.6 decreased 17%, or $83.0. Underlying business declined $70, primarily from decreased volumes and lower operating efficiencies. Currency unfavorably impacted operating income by $24. Results in 2008 included unfavorable hurricane related impacts of $11.

Electronics and Performance Materials

	2010	2009	2008
Sales	$1,904.7	$1,582.2	$2,209.3
Operating income	251.8	101.6	245.9

Electronics and Performance Materials Sales	% Change from Prior Year
	2010	2009
Underlying business
Volume	22%	(24)%
Price	(3)%	(2)%
Currency	1%	(2)%
Total Electronics and Performance Materials Sales Change	20%	(28)%

2010 vs. 2009

Sales of $1,904.7 increased 20%, or $322.5. Underlying business increased due to higher volumes of 22% across all markets, partially offset by unfavorable pricing of 3%. Electronics sales increased 17% due to higher volumes in specialty materials and equipment sales in support of fabrication plant expansions, partially offset by lower pricing. Performance Materials sales increased 25%, reflecting volume growth across end markets globally, partially offset by lower pricing.

Electronics and Performance Materials Operating Income

Operating income of $251.8 increased $150.2, primarily due to higher volumes of $160 and lower costs of $40, partially offset by lower pricing of $50. The reduced costs were a result of restructuring and productivity initiatives.

2009 vs. 2008

Electronics and Performance Materials Sales

Sales of $1,582.2 declined 28%, or $627.1, as volumes declined 24%. Sales volumes declined significantly in the first half of 2009 and recovered sequentially in the second half. In Electronics, sales were down 35%, reflecting a significant global downturn in semiconductor and flat-panel capacity utilization and capital investment. In Performance Materials, sales were down 19% due to weaker demand across all end markets, partially offset by improved pricing.

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

Equipment and Energy

	2010	2009	2008
Sales	$472.2	$489.8	$438.1
Operating income	67.3	42.2	38.9

2010 vs. 2009

Sales of $472.2 decreased 4%, or $17.6, due to lower air separation unit (ASU) sales. Operating income of $67.3 increased 59%, due to higher LNG heat exchanger activity, a gain on the sale of an asset, and lower project costs.

The sales backlog for the Equipment business at 30 September 2010 was $274, compared to $239 at 30 September 2009. It is expected that approximately $250 of the backlog will be completed during 2011.

2009 vs. 2008

Sales of $489.8 increased by 12%, or $51.7, due to higher ASU activity. Operating income improved $3.3 from favorable cost performance and higher ASU sales, partially offset by lower LNG heat exchanger activity and unfavorable currency.

The sales backlog for the Equipment business at 30 September 2009 was $239, compared to $399 at 30 September 2008.

Other

Other operating income (loss) includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.

2010 vs. 2009

Operating loss was $2.6 compared to $17.3, primarily due to favorable foreign exchange in the current year. No other individual items were significant in comparison to the prior year.

2009 vs. 2008

Operating loss of $17.3 decreased by $13.5. The decrease was primarily due to favorable LIFO inventory adjustments versus 2008. Unfavorable currency partially offset this decline. No other items were individually significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which the Company’s management uses internally to evaluate the Company’s baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

Consolidated Results

	Operating Income	Income from Continuing Operations	Diluted EPS	Net Income	Diluted EPS
2010 GAAP	$1,389.0	$1,029.1	$4.74	$1,029.1	$4.74
2009 GAAP	846.3	639.9	3.00	631.3	2.96
Change GAAP	$542.7	$389.2	$1.74	$397.8	$1.78
% Change GAAP	64%	61%	58%	63%	60%

2010 GAAP	$1,389.0	$1,029.1	$4.74	$1,029.1	$4.74
Acquisition-related costs (tax impact $35.9) (a)	96.0	60.1	.28	60.1	.28
2010 Non-GAAP Measure	$1,485.0	$1,089.2	$5.02	$1,089.2	$5.02

2009 GAAP	$846.3	$639.9	$3.00	$631.3	$2.96
Global cost reduction plan (tax impact $97.9) (b)	298.2	200.3	.94	200.3	.94
Customer bankruptcy and asset actions (tax impact $11.1) (c)	32.1	21.0	.10	21.0	.10
Pension settlement (tax impact $3.0) (d)	8.0	5.0	.02	5.0	.02
2009 Non-GAAP Measure	$1,184.6	$866.2	$4.06	$857.6	$4.02

Change Non-GAAP Measure	$300.4	$223.0	$.96
% Change Non-GAAP Measure	25%	26%	24%

(a)	Based on statutory tax rate of 37.4%

(b)	Based on average statutory tax rate of 32.8%

(c)	Based on average statutory tax rate of 34.6%

(d)	Based on average statutory tax rate of 37.5%

	Operating Income	Income from Continuing Operations	Diluted EPS	Net Income	Diluted EPS
2009 GAAP	$846.3	$639.9	$3.00	$631.3	$2.96
2008 GAAP	1,495.8	1,090.5	4.97	909.7	4.15
Change GAAP	$(649.5)	$(450.6)	$(1.97)	$(278.4)	$(1.19)
% Change GAAP	(43)%	(41)%	(40)%	(31)%	(29)%

2009 GAAP	$846.3	$639.9	$3.00	$631.3	$2.96
Global cost reduction plan (tax impact $97.9) (b)	298.2	200.3	.94	200.3	.94
Customer bankruptcy and asset actions (tax impact $11.1) (c)	32.1	21.0	.10	21.0	.10
Pension settlement (tax impact $3.0) (d)	8.0	5.0	.02	5.0	.02
2009 Non-GAAP Measure	$1,184.6	$866.2	$4.06	$857.6	$4.02

2008 GAAP	$1,495.8	$1,090.5	$4.97	$909.7	$4.15
Pension settlement (tax impact $9.8) (e)	26.3	16.5	.08	16.5	.08
2008 Non-GAAP Measure	$1,522.1	$1,107.0	$5.05	$926.2	$4.23

Change Non-GAAP Measure	$(337.5)	$(240.8)	$(.99)
% Change Non-GAAP Measure	(22)%	(22)%	(20)%

(a)	Based on statutory tax rate of 37.4%

(b)	Based on average statutory tax rate of 32.8%

(c)	Based on average statutory tax rate of 34.6%

(d)	Based on average statutory tax rate of 37.5%

(e)	Based on statutory tax rate of 37.3%

	Effective Tax Rate
	2010	2009	2008
Income Tax Provision—GAAP	$339.5	$185.3	$365.3

Income from Continuing Operations Before Taxes—GAAP	$1,394.0	$836.6	$1,478.8
Effective Tax Rate—GAAP	24.4%	22.1%	24.7%

Income tax provision—GAAP	$339.5	$185.3	$365.3
Acquisition-related costs tax impact	35.9	—	—
Global cost reduction plan tax impact	—	97.9	—
Customer bankruptcy and asset actions tax impact	—	11.1	—
Pension settlement tax impact	—	3.0	9.8
Income Tax Provision—Non-GAAP Measure	$375.4	$297.3	$375.1

Income from continuing operations before taxes—GAAP	$1,394.0	$836.6	$1,478.8
Acquisition-related costs	96.0	—	—
Global cost reduction plan	—	298.2	—
Customer bankruptcy and asset actions	—	32.1	—
Pension settlement	—	8.0	26.3
Income from Continuing Operations Before Taxes—Non-GAAP Measure	$1,490.0	$1,174.9	$1,505.1
Effective Tax Rate—Non-GAAP Measure	25.2%	25.3%	24.9%

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a solid financial position throughout 2010. Cash flow from operations provided funding for the Company’s capital spending and dividend payments. The Company retained consistent access to commercial paper markets throughout the year.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	2010	2009	2008
Cash provided by (used for)
Operating activities	$1,522.4	$1,329.4	$1,658.8
Investing activities	(1,056.5)	(1,040.4)	(919.8)
Financing activities	(579.7)	95.0	(677.7)

Operating Activities

2010 vs. 2009

Net cash provided by operating activities increased $193.0, or 15%. The increase resulted from higher net income of $397.8 combined with the favorable impact of noncash adjustments to income of $191.2, partially offset by unfavorable changes in working capital of $396.0.

Noncash adjustments include depreciation and amortization, impairment charges, deferred taxes, certain acquisition-related costs and share-based compensation cost. These adjustments also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings.

Favorable noncash adjustments to net income in 2010 primarily included the following:

•	An increase in deferred income taxes of $148.5 due to pension funding and the utilization of foreign tax credits.

•	Expense of $84.0 for the amortization of financing costs associated with the Airgas tender offer.

•	A decrease in noncurrent capital lease receivables of $101.1.

These favorable adjustments were partially offset by the impact of 2009 noncash impairment charges of $118.7 related to the global cost reduction plan and the discontinued U.S. Healthcare business.

Changes in working capital increased cash used (negative cash flow variance) by $396.0 and included:

•

A $301.5 negative cash flow variance due to higher trade receivables. The current year reflected a negative cash flow of $142.5 caused by rising sales, while the prior year reflected a positive cash flow of $159.0 resulting from a significant drop in sales.

•	A $94.6 negative cash flow variance from inventories and contracts in progress primarily due to increased spending for inventory and projects to support higher business activity.

2009 vs. 2008

Net cash provided by operating activities decreased $329.4, or 20%. The decrease resulted from the reduction in net income of $278.4 combined with the unfavorable impact of noncash adjustments to income of $143.4, partially offset by favorable changes in working capital of $92.4. Net income in 2009 included noncash impairment charges of $118.7 related to the global cost reduction plan and the discontinued U.S. Healthcare business. In 2008, U.S. Healthcare noncash impairment charges totaling $314.8 were partially offset by gains of $105.9 on the sale of discontinued operations. Proceeds from the sale of assets and businesses are reflected as an investing activity.

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

•	A $319.0 negative cash flow variance due to a higher use of cash for payables and accrued liabilities. This variance was due to a lower level of activity and the timing of payments.

Investing Activities

2010 vs. 2009

Cash used for investing increased $16.1, primarily due to:

•	Capital expenditures for plant and equipment decreased by $148.2, consistent with the Company’s capital spending plan.

•	The Company purchased approximately 1.5 million shares of Airgas stock for $69.6 prior to a tender offer as discussed in Note 3, Airgas Transaction, to the consolidated financial statements.

•

Changes in restricted cash, due to lower project spending, resulted in a reduced source of cash of $53.4. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the consolidated balance sheet.

•	The prior year included proceeds of $51.0 from the sale of the U.S. Healthcare business.

2009 vs. 2008

Cash used for investing increased $120.6, primarily from lower proceeds from the sale of discontinued operations of $372.0, partially offset by changes in restricted cash of $270.6.

•

During 2009, the Company completed the sale of its U.S. Healthcare business, which generated proceeds of $51.0. In 2008, proceeds of $423.0 included the sales of the Polymer Emulsions and HPPC businesses.

•	Decreases in the restricted cash balances, caused by project spending exceeding new bond proceeds, resulted in a source of cash of $87.0 in 2009. Activity in 2008 resulted in a use of cash of $183.6.

Capital Expenditures

Capital expenditures are detailed in the following table:

	2010	2009	2008
Additions to plant and equipment	$1,030.9	$1,179.1	$1,085.1
Acquisitions, less cash acquired	37.2	32.7	72.0
Short-term borrowings associated with SAGA acquisition (A)	60.9	—	—
Investments in and advances to unconsolidated affiliates	4.8	24.5	2.2
Capital Expenditures on a GAAP Basis	$1,133.8	$1,236.3	$1,159.3
Capital lease expenditures (B)	122.6	238.6	195.7
Noncurrent liability related to purchase of shares from noncontrolling interests (B)	42.0	—	—
Capital Expenditures on a Non-GAAP Basis	$1,298.4	$1,474.9	$1,355.0

(A)	Noncash transaction.

(B)

The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests.

•

Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities.

•

Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the consolidated statement of cash flows.

Capital expenditures on a GAAP basis in 2010 totaled $1,133.8, compared to $1,236.3 in 2009, resulting in a reduction of $102.5. Additions to plant and equipment were largely in support of the Merchant Gases and Tonnage Gases businesses during both 2010 and 2009. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.

Capital expenditures on a non-GAAP basis in 2010 totaled $1,298.4, compared to $1,474.9 in 2009. Capital lease expenditures of $122.6 decreased by $116.0, reflecting lower project spending. In 2009, capital lease expenditures of $238.6 increased $42.9 from 2008, reflecting higher project spending, primarily in North America Tonnage Gases.

2011 Outlook

Excluding acquisitions, capital expenditures for new plant and equipment in 2011 on a GAAP basis are expected to be between $1,400 and $1,500, and on a non-GAAP basis are expected to be between $1,500 and $1,700. The non-GAAP capital expenditures include spending associated with facilities accounted for as capital leases which are expected to be between $100 and $200. The majority of spending is expected in the Tonnage Gases segment, with approximately $1,000 associated with new plants. It is anticipated that capital expenditures will be funded principally with cash from continuing operations. In addition, the Company intends to continue to evaluate acquisition opportunities and investments in equity affiliates.

Financing Activities

2010 vs. 2009

Cash used by financing activities increased $674.7, primarily due to:

•	A decrease in long-term proceeds of $384.3. The prior year included proceeds of $400.0 from the issuance of a fixed-rate 4.375% 10-year senior note.

•	An increase in payments on long-term debt of $353.5, resulting primarily from the repayment of a €250 Eurobond ($306.8).

2009 vs. 2008

Cash provided by financing activities increased $772.7, primarily as a result of share repurchases of $793.4 in 2008. In 2009, the Company did not purchase any of its outstanding shares.

Financing and Capital Structure

Capital needs in 2010 were satisfied primarily with cash from operations. At the end of 2010, total debt outstanding was $4.1 billion compared to $4.5 billion, and cash and cash items were $.4 billion compared to $.5 billion. Total debt at 30 September 2010 and 2009, expressed as a percentage of the sum of total debt and total equity, was 42.0% and 47.7%, respectively.

Long-term debt proceeds of $226.2 included $85.0 from the issuance of Industrial Revenue Bonds. Refer to Note 15, Debt, to the consolidated financial statements for additional information.

In February 2010, the Company commenced a tender offer to acquire all outstanding common stock of Airgas as further discussed in Note 3, Airgas Transaction, to the consolidated financial statements. In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and are being amortized over the term of the arrangement.

The Company has obtained the commitment of a number of commercial banks to lend money at market rates whenever needed. At 30 September 2009, the Company’s total multicurrency committed credit facility amounted to $1,450. On 8 July 2010, the Company replaced this facility with a new $2,000 multicurrency committed credit facility maturing on 8 July 2013. Facility fees were modified to reflect current market rates. The Company has one financial covenant associated with this new credit facility. The covenant indicates that the ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) shall not exceed 3.0. This credit facility provides a source of liquidity and is used to support the issuance of commercial paper. No borrowings were outstanding under this commitment at the end of 2010. Additional commitments totaling $518.7 are maintained by the Company’s foreign subsidiaries, of which $345.2 was borrowed and outstanding at 30 September 2010.

In 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. During 2010, the Company did not purchase any shares under this authorization. At 30 September 2010, $649.2 in share repurchase authorization remained.

2011 Outlook

Exclusive of the potential Airgas transaction described above, the Company projects a limited need to access the long-term debt markets in 2011 due to its projected operating cash flows, modest debt maturities and available cash balance at the end of 2010. Should the Airgas transaction occur, the Company expects to fund this acquisition primarily with new debt financing. The Company expects that it will continue to be in compliance with all of its financial covenants. Also, the Company anticipates that it will continue to be able to access the commercial paper and other short-term debt markets.

Dividends

On 18 March 2010, the Board of Directors increased the quarterly cash dividend from $.45 per share to $.49 per share. Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter.

CONTRACTUAL OBLIGATIONS

The Company is obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes these obligations of the Company as of 30 September 2010:

	Payments Due By Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations
Debt maturities	$3,842	$182	$453	$335	$488	$444	$1,940
Contractual interest	698	122	109	93	72	58	244
Capital leases	11	2	2	2	1	1	3
Operating leases	190	50	38	28	18	13	43
Pension obligations	1,042	247	104	136	90	92	373
Unconditional purchase obligations	1,466	482	100	103	112	118	551
Other liabilities	103	61	42	—	—	—	—
Total Contractual Obligations	$7,352	$1,146	$848	$697	$781	$726	$3,154

Long-Term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 15, Debt, to the consolidated financial statements for additional information on long-term debt.

Contractual interest is the interest the Company is contracted to pay on the long-term debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current interest rates would slightly decrease contractual interest. The Company had $1,240 of long-term debt subject to variable interest rates at 30 September 2010, excluding fixed-rate debt that has been swapped to variable-rate debt. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at 30 September 2010. Variable interest rates are primarily determined by interbank offer rates and by U.S. short-term tax-exempt interest rates.

Leases

Refer to Note 12, Leases, to the consolidated financial statements for additional information on capital and operating leases.

Pension Obligations

The amounts in the table above represent the current estimated cash payments to be made by the Company that in total equal the recognized pension liabilities. Refer to Note 16, Retirement Benefits, to the consolidated financial statements. These payments are based upon the current valuation assumptions and regulatory environment.

The total accrued liability for pension benefits is impacted by interest rates, plan demographics, actual return on plan assets, continuation or modification of benefits, and other factors. Such factors can significantly impact the amount of the liability and related contributions.

Unconditional Purchase Obligations

Most of the Company’s long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, the Company does not believe these purchase obligations would have a material effect on its financial condition or results of operations. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements.

The above unconditional purchase obligations include other product supply commitments and also electric power and natural gas supply purchase obligations. In addition, purchase commitments to spend approximately $330 for additional plant and equipment are included in the unconditional purchase obligations in 2011.

The Company also purchases materials, energy, capital equipment, supplies, and services as part of the ordinary course of business under arrangements that are not unconditional purchase obligations. The majority of such purchases are for raw materials and energy, which are obtained under requirements-type contracts at market prices. In total, purchases by the Company approximate $6.3 billion annually, including the unconditional purchase obligations in the table above.

Other Liabilities

Other liabilities includes the obligation to purchase the remaining outstanding shares of the French SAGA group (SAGA) for a fixed price of €44.8, or approximately $61, and the obligation to purchase 25% of the remaining shares of CryoService Limited (CSL) for $42.0.

In the second quarter of 2010, the Company entered into agreements that will enable it to acquire 100% of the outstanding shares of SAGA. Under the terms of these agreements, the Company purchased 51.47% of the shares in March 2010. The remaining shares are expected to be purchased by the end of calendar year 2010 for a fixed price of €44.8, or approximately $61, under a put and call option structure. At 30 September 2010, this structure was accounted for as a financing of the purchase of the remaining shares and reported within short-term borrowings on the consolidated balance sheet. Refer to Note 4, Business Combinations, to the consolidated financial statements for additional information.

Additionally, in June 2010, the Company entered into agreements obligating it to purchase 25% of the remaining shares of CSL. The agreements require the consideration, which is based on a multiple of earnings formula, to be remitted in January 2012. At 30 September 2010, the liability amounted to $42.0 and has been reported in other noncurrent liabilities on the consolidated balance sheet. Refer to Note 20, Noncontrolling Interests, to the consolidated financial statements for additional information.

Income Tax Liabilities

Noncurrent deferred income tax liabilities as of 30 September 2010 were $335.1. Refer to Note 22, Income Taxes, to the consolidated financial statements. Tax liabilities related to uncertain tax positions as of 30 September 2010 were $233.7. These tax liabilities were not included in the Contractual Obligations table, as it is impractical to determine a cash impact by year.

PENSION BENEFITS

The Company and certain of its subsidiaries sponsor defined benefit pension plans that cover a substantial portion of its worldwide employees. The principal defined benefit pension plans—the U.S. salaried pension plan and the U.K. pension plan—were closed to new participants in 2005 and were replaced with defined contribution plans. The move to defined contribution plans has not had a material impact on retirement program cost levels or funding. Over the long run, however, the defined contribution plans are expected to reduce volatility of both expense and contributions.

For 2010, the fair market value of pension plan assets for the Company’s defined benefit plans as of the measurement date increased to $2,711.6 from $2,251.0 in 2009. The projected benefit obligation for these plans as of the measurement date was $3,753.6 and $3,386.0 in 2010 and 2009, respectively. The increase in the obligation was due principally to a decrease in the weighted average discount rate used to measure future benefit obligations to 5.0% from 5.6%. Refer to Note 16, Retirement Benefits, to the consolidated financial statements for comprehensive and detailed disclosures on the Company’s postretirement benefits.

Pension Expense

	2010	2009	2008
Pension expense	$109.0	$110.0	$127.0
Special terminations, settlements, and curtailments (included above)	14.8	43.8	31.5
Weighted average discount rate	5.6%	7.1%	6.1%
Weighted average expected rate of return on plan assets	8.2%	8.3%	8.8%
Weighted average expected rate of compensation increase	4.1%	4.3%	4.2%

2010 vs. 2009

The increase in pension expense, net of special items, was primarily attributable to the 150 basis point decrease in the weighted average discount rate, resulting in higher amortization of actuarial losses. The increase was partially offset by a higher expected return on plan assets due to higher contributions. Expense in 2010 included $14.8 of special termination and settlement charges, of which $2.8 was related to the global cost reduction plan.

2009 vs. 2008

The decrease in pension expense was primarily attributable to the 100 basis point increase in the weighted average discount rate. Expense in 2009 included $43.8 of special termination, settlement, and curtailment charges, of which $32.3 was related to the global cost reduction plan.

2011 Outlook

Pension expense is estimated to be approximately $122 in 2011, an increase of $27.8 from 2010, net of special terminations and settlements. In 2011, pension expense will include approximately $94 for amortization of actuarial losses versus $66.8 in 2010. Actuarial losses of $294.8 were incurred in 2010, resulting primarily from lower discount rates. Actuarial gains/losses, in excess of certain thresholds, are amortized into pension expense over the average remaining service lives of the employees to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets, different from expected returns, would impact the actuarial gains/losses and resulting amortization in years beyond 2011.

Pension Funding

Pension funding includes both contributions to funded plans and benefit payments under unfunded plans. With respect to funded plans, the Company’s funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.

In addition, the Company makes contributions to satisfy all legal funding requirements while managing its capacity to benefit from tax deductions attributable to plan contributions. The Company analyzes the liabilities and demographics of each plan, which help guide the level of contributions. During 2010 and 2009, the Company’s cash contributions to funded plans and benefit payments under unfunded plans were $406.6 and $184.8, respectively. The majority of the cash contributions were voluntary.

Cash contributions to defined benefit plans, including benefit payments for unfunded plans, are estimated to be approximately $247 in 2011. Of this amount, $200 was contributed in October 2010. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. Refer to the Contractual Obligations discussion on page 33 for a projection of future contributions.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. From time to time, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (the federal Superfund law), similar state laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation and possible cleanup. The Company’s accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and environmental loss contingencies are discussed in Note 17, Commitments and Contingencies, to the consolidated financial statements.

The amounts charged to income from continuing operations related to environmental matters totaled $31.6, $52.5, and $49.9 in 2010, 2009, and 2008, respectively. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts. The 2009 amount included a charge of $16.0 for the Paulsboro site. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements for additional information on this charge. The 2008 amount included revised cost estimates for several existing sites.

Although precise amounts are difficult to determine, the Company estimates that in both 2010 and 2009, it spent approximately $6 on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated to be approximately $6 in both 2011 and 2012.

The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $87 to a reasonably possible upper exposure of $101. The consolidated balance sheets at 30 September 2010 and 2009 included an accrual of $87.0 and $95.0, respectively. The accrual for the environmental obligations relating to the Pace, Florida; Piedmont, South Carolina; and the Paulsboro, New Jersey facilities is included in these amounts. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements for further details on these facilities.

Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a materially adverse impact on its financial position or results of operations in any one year.

Some of the Company’s operations are within jurisdictions that have, or are developing, regulations governing emissions of greenhouse gases (GHG). These include existing and expanding coverage under the European Union Emissions Trading Scheme; mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in California and Ontario. In the U.S., regional initiatives have been implemented that will regulate GHG emissions from fossil fuel-driven power plants, and some federal legislative proposals also focus on such power plants. As a large consumer of electric power, the Company could be impacted by increased costs that may arise from such regulatory controls. In addition, federal legislation has been introduced in the U.S. that would regulate GHG emissions from the Company’s hydrogen facilities and other operations, such as production of fluorinated gases manufactured by the Company. In addition, the U.S. Environmental Protection Agency has taken preliminary actions towards regulating GHG emissions. Increased public awareness and concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG.

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

Regulation of GHG may also produce new opportunities for the Company. The Company continues to develop technologies to help its facilities and its customers lower energy consumption, improve efficiency, and lower emissions. The Company is also developing a portfolio of technologies that capture carbon dioxide from power and chemical plants before it reaches the atmosphere, enable cleaner transportation fuels, and facilitate alternate fuel source development. In addition, the potential demand for clean coal and the Company’s carbon capture solutions could increase demand for oxygen, one of the Company’s main products, and the Company’s proprietary technology for delivering low-cost oxygen.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain guarantee agreements as discussed in Note 17, Commitments and Contingencies, to the consolidated financial statements. The Company is not a primary beneficiary in any material variable interest entity. The Company does not have any derivative instruments indexed to its own stock. The Company’s off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

The Company’s principal related parties are equity affiliates operating primarily in the industrial gas business. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.

INFLATION

The consolidated financial statements are presented in accordance with U.S. GAAP and do not fully reflect the impact of prior years’ inflation. While the U.S. inflation rate has been modest for several years, the Company operates in many countries that experience volatility in inflation and foreign exchange rates. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing the Company’s plant and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1, Major Accounting Policies, to the consolidated financial statements describes the Company’s major accounting policies. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The Company’s management has reviewed these critical accounting policies and estimates and related disclosures with its audit committee.

Depreciable Lives of Plant and Equipment

Net plant and equipment at 30 September 2010 totaled $7,051.3, and depreciation expense totaled $837.7 during 2010. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.

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

A change in the depreciable life by one year for production facilities within the Merchant Gases and Electronics and Performance Materials segments for which there is not an associated long-term customer supply agreement would impact annual depreciation expense as summarized below:

	Decrease Life By 1 Year	Increase Life By 1 Year
Merchant Gases	$19	$(14)
Electronics and Performance Materials	$15	$(12)

Impairment of Long-Lived Assets

Plant and Equipment

Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets. There were no such events or changes in circumstances that occurred during the reporting periods.

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

Goodwill

The acquisition method of accounting for business combinations currently requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity. Goodwill, including goodwill associated with equity affiliates of $60.2, was $974.8 as of 30 September 2010. The majority of the Company’s goodwill is assigned to reporting units within the Merchant Gases and Electronics and Performance Materials segments. Disclosures related to goodwill are included in Note 10, Goodwill, to the consolidated financial statements.

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

In the fourth quarter of 2010, the Company conducted the required annual test of goodwill for impairment. The Company determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment.

The Company primarily uses an income approach valuation model, representing the present value of future cash flows, to determine fair value of a reporting unit. The Company’s valuation model uses a five-year growth period for the business and an estimated exit trading multiple. Management has determined the income approach valuation model represents the most appropriate valuation methodology due to the capital intensive nature of the business, long-term contractual nature of the business, relatively consistent cash flows generated by the Company’s reporting units, and limited comparables within the industry. The principal assumptions utilized in the Company’s income approach valuation model include revenue growth rate, operating profit margins, discount rate, and exit multiple. Revenue growth rate and operating profit assumptions are consistent with those utilized in the Company’s operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted-average cost of capital which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions. Also, the expected cash flows consider the customer attrition rate assumption, which is based on historical experience and current and future expected market conditions. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

Intangible Assets

Intangible assets at 30 September 2010 totaled $285.7 and consisted primarily of customer relationships, purchased patents, and technology. The Company has no acquired intangible assets with indefinite lives. Intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.

Equity Investments

Investments in and advances to equity affiliates totaled $912.8 at 30 September 2010. The majority of the Company’s investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 8, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

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

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At 30 September 2010, accrued income taxes and deferred tax liabilities amounted to $73.6 and $335.1, respectively. Tax liabilities related to uncertain tax positions as of 30 September 2010 were $233.7. Current and noncurrent deferred tax assets equaled $209.6 at 30 September 2010. Income tax expense was $339.5 for the year ended 30 September 2010. Management judgment is required in determining income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.

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

A 1% point increase/decrease in the Company’s effective tax rate would have decreased/increased net income by approximately $14.

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

Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. The Company determines assumptions about the discount rate, the expected rate of return on plan assets, and the rate of compensation increase. Note 16, Retirement Benefits, to the consolidated financial statements includes disclosure of these rates on a weighted-average basis for both the domestic and international plans. The actuarial models also use assumptions about demographic factors such as retirement age, mortality, and turnover rates. The Company believes the actuarial assumptions are reasonable. However, actual results could vary materially from these actuarial assumptions due to economic events and different rates of retirement, mortality, and turnover.

One of the critical assumptions used in the actuarial models is the discount rate. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected duration of the benefit obligations on the annual measurement date for each of the various plans. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. For the U.S. plans, the timing and amount of expected benefit cash flows are matched with an interest rate curve applicable to the returns of high quality corporate bonds over the expected benefit payment period to determine an overall effective discount rate. In making this determination, the Company considers the yields on the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve, the general movement of interest rates, and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 basis point increase/decrease in the discount rate decreases/increases pension expense by approximately $23 per year.

The expected rate of return on plan assets represents the average rate of return to be earned by plan assets over the period that the benefits included in the benefit obligation are to be paid. The expected return on plan assets assumption is based on an estimated weighted average of long-term returns of major asset classes. In determining asset class returns, the Company takes into account long-term returns of major asset classes, historical performance of plan assets, and related value of active management, as well as the current interest rate environment. Asset allocation is determined by an asset/liability study that takes into account plan demographics, asset returns, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 basis point increase/decrease in the estimated rate of return on plan assets decreases/increases pension expense by approximately $14 per year.

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

Contingencies include those associated with litigation and environmental matters for which the Company’s accounting policy is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and particulars are provided in Note 17, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required in both determining probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, the Company reassesses probability and estimates of loss contingencies. Revisions in the estimates associated with loss contingencies could have a significant impact on the Company’s results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, or the Company’s proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on the Company’s net income in the period in which it is recorded.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning the Company’s implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including projections, plans, estimates and expectations regarding future operations, financial performance, costs and capital expenditures, projects, and applications and technologies. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this Report is filed regarding important risk factors. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, the Company’s acquisition of Airgas Inc. pursuant to the Company’s pending tender offer; slowing of global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; the success of commercial negotiations; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; consequences of acts of war or terrorism; the effects of a natural disaster; the success of cost reduction and productivity programs; the timing, impact, and other uncertainties of future acquisitions or divestitures, including achieving anticipated acquisition synergies; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the timing and rate at which tax credits can be utilized; and other risk factors described in Section 1A. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

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

The Company mitigates adverse energy price impacts through its cost pass-through contracts with customers, as well as price increases. The Company has also entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. There were no commodity swap contracts outstanding at 30 September 2010.

The Company addresses these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and the major accounting policies, see Note 1, Major Accounting Policies, and Note 13, Financial Instruments, to the consolidated financial statements for additional information.

The Company’s derivative and other financial instruments consist of long-term debt (including current portion), interest rate swaps, cross currency interest rate swaps, foreign exchange-forward contracts, foreign exchange-option contracts, and commodity swaps. The net market value of these financial instruments combined is referred to below as the net financial instrument position. The net financial instrument position does not include available-for-sale securities of $103.6 at 30 September 2010 and $19.4 at 30 September 2009 as disclosed in Note 14, Fair Value Measurements, to the consolidated financial statements. The available-for-sale securities in 2010 primarily included the investment in Airgas stock of $102.5.

At 30 September 2010 and 2009, the net financial instrument position was a liability of $4,086 and $4,510, respectively. The decrease in the net financial instrument position was due primarily to a reduction in long-term debt and the impact of a stronger U.S. dollar on the translation of foreign currency long-term debt.

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

Interest Rate Risk

The Company’s debt portfolio, including swap agreements, as of 30 September 2010 primarily comprised debt denominated in Euros (42%) and U.S. dollars (44%), including the effect of currency swaps. This debt portfolio is composed of 48% fixed-rate debt and 52% variable-rate debt. Changes in interest rates have different impacts on the fixed- and variable-rate portions of the Company’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates from the level at 30 September 2010, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease of $87 and $92 in the net liability position of financial instruments at 30 September 2010 and 2009, respectively. A 100 basis point decrease in market interest rates would result in an increase of $95 and $92 in the net liability position of financial instruments at 30 September 2010 and 2009, respectively.

Based on the variable-rate debt included in the Company’s debt portfolio, including the interest rate swap agreements, a 100 basis point increase in interest rates would result in an additional $22 and $20 of interest incurred per year at the end of 30 September 2010 and 2009, respectively. A 100 basis point decline in interest rates would lower interest incurred by $22 and $20 per year at 30 September 2010 and 2009, respectively.

Foreign Currency Exchange Rate Risk

The sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2010 and 2009, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $345 and $369 in the net liability position of financial instruments at 30 September 2010 and 2009, respectively.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management has evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their opinion on the Company’s internal control over financial reporting as of 30 September 2010 as stated in their report which appears herein.

/s/ John E. McGlade	/s/ Paul E. Huck
John E. McGlade	Paul E. Huck
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
23 November 2010	23 November 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Air Products and Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and Subsidiaries (the Company) as of 30 September 2010 and 2009, and the related consolidated income statements and consolidated statements of equity and cash flows for each of the years in the three-year period ended 30 September 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule referred to in item 15(a)(2) in this Form 10-K. We also have audited the Company’s internal control over financial reporting as of 30 September 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Products and Chemicals, Inc. and Subsidiaries as of 30 September 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended 30 September 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Air Products and Chemicals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of 30 September 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Philadelphia, Pennsylvania

23 November 2010

The Consolidated Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

Year ended 30 September (Millions of dollars, except for share data)	2010	2009	2008
Sales	$9,026.0	$8,256.2	$10,414.5
Cost of sales	6,503.0	6,042.1	7,693.1
Selling and administrative	956.9	943.4	1,090.4
Research and development	114.7	116.3	130.7
Global cost reduction plan	—	298.2	—
Acquisition-related costs	96.0	—	—
Customer bankruptcy	(6.4)	22.2	—
Pension settlement	11.5	10.7	30.3
Other income, net	(38.7)	(23.0)	(25.8)
Operating Income	1,389.0	846.3	1,495.8
Equity affiliates’ income	126.9	112.2	145.0
Interest expense	121.9	121.9	162.0
Income from Continuing Operations before Taxes	1,394.0	836.6	1,478.8
Income tax provision	339.5	185.3	365.3
Income from Continuing Operations	1,054.5	651.3	1,113.5
Loss from Discontinued Operations, net of tax	—	(8.6)	(175.4)
Net Income	$1,054.5	$642.7	$938.1
Less: Net Income Attributable to Noncontrolling Interests	25.4	11.4	28.4
Net Income Attributable to Air Products	$1,029.1	$631.3	$909.7

Net Income Attributable to Air Products
Income from continuing operations	$1,029.1	$639.9	$1,090.5
Loss from discontinued operations	—	(8.6)	(180.8)
Net Income Attributable to Air Products	$1,029.1	$631.3	$909.7

Weighted Average of Common Shares Outstanding (in millions)	212.2	209.9	212.2
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	217.1	213.5	219.2
Basic Earnings per Common Share Attributable to Air Products
Income from continuing operations	$4.85	$3.05	$5.14
Loss from discontinued operations	—	(.04)	(.85)
Net Income Attributable to Air Products	$4.85	$3.01	$4.29
Diluted Earnings per Common Share Attributable to Air Products
Income from continuing operations	$4.74	$3.00	$4.97
Loss from discontinued operations	—	(.04)	(.82)
Net Income Attributable to Air Products	$4.74	$2.96	$4.15

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

30 September (Millions of dollars, except for share data)	2010	2009
Assets
Current Assets
Cash and cash items	$374.3	$488.2
Trade receivables, less allowances for doubtful accounts of $99.3 in 2010 and $65.0 in 2009	1,481.9	1,363.2
Inventories	571.6	509.6
Contracts in progress, less progress billings	163.6	132.3
Prepaid expenses	70.3	99.7
Other receivables and current assets	372.1	404.8
Total Current Assets	3,033.8	2,997.8
Investment in Net Assets of and Advances to Equity Affiliates	912.8	868.1
Plant and Equipment, at cost	16,309.7	15,751.3
Less: Accumulated depreciation	9,258.4	8,891.7
Plant and Equipment, net	7,051.3	6,859.6
Goodwill	914.6	916.0
Intangible Assets, net	285.7	262.6
Noncurrent Capital Lease Receivables	770.4	687.0
Other Noncurrent Assets	537.3	438.0
Total Noncurrent Assets	10,472.1	10,031.3
Total Assets	$13,505.9	$13,029.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,702.0	$1,674.8
Accrued income taxes	73.6	42.9
Short-term borrowings	286.0	333.8
Current portion of long-term debt	182.5	452.1
Total Current Liabilities	2,244.1	2,503.6
Long-Term Debt	3,659.8	3,715.6
Other Noncurrent Liabilities	1,569.3	1,522.0
Deferred Income Taxes	335.1	357.9
Total Noncurrent Liabilities	5,564.2	5,595.5
Total Liabilities	7,808.3	8,099.1
Commitments and Contingencies—See Note 17
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2010 and 2009—249,455,584 shares)	249.4	249.4
Capital in excess of par value	802.2	822.9
Retained earnings	7,852.2	7,234.6
Accumulated other comprehensive income (loss)	(1,159.4)	(1,161.8)
Treasury stock, at cost (2010—35,652,719 shares; 2009—38,195,320 shares)	(2,197.5)	(2,353.2)
Total Air Products Shareholders’ Equity	5,546.9	4,791.9
Noncontrolling Interests	150.7	138.1
Total Equity	5,697.6	4,930.0
Total Liabilities and Equity	$13,505.9	$13,029.1

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended 30 September (Millions of dollars)	2010	2009	2008
Operating Activities
Net income	$1,054.5	$642.7	$938.1
Less: Net income attributable to noncontrolling interests	25.4	11.4	28.4
Net income attributable to Air Products	$1,029.1	$631.3	$909.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	863.4	840.3	869.0
Impairment of assets of continuing operations	3.8	69.2	—
Impairment of assets of discontinued operations	—	49.5	314.8
Gain on sale of discontinued operations	—	(2.1)	(105.9)
Deferred income taxes	96.2	(52.3)	36.9
Undistributed earnings of unconsolidated affiliates	(50.6)	(58.0)	(77.8)
(Gain) loss on sale of assets and investments	(14.8)	3.6	.3
Share-based compensation	48.6	60.4	61.4
Noncurrent capital lease receivables	(85.6)	(186.7)	(192.6)
Acquisition-related costs	84.0	—	—
Customer bankruptcy	—	22.2	—
Other adjustments	(9.0)	(1.3)	(17.9)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(142.5)	159.0	(97.4)
Inventories	(65.9)	(17.7)	(34.9)
Contracts in progress	(33.9)	12.5	95.2
Other receivables	41.5	(11.9)	(120.6)
Payables and accrued liabilities	(293.6)	(282.8)	36.2
Other working capital	51.7	94.2	(17.6)
Cash Provided by Operating Activities	1,522.4	1,329.4	1,658.8
Investing Activities
Additions to plant and equipment	(1,030.9)	(1,179.1)	(1,085.1)
Acquisitions, less cash acquired	(37.2)	(32.7)	(72.0)
Investment in and advances to unconsolidated affiliates	(4.8)	(24.5)	(2.2)
Investment in Airgas stock	(69.6)	—	—
Proceeds from sale of assets and investments	52.4	57.9	19.6
Proceeds from sale of discontinued operations	—	51.0	423.0
Change in restricted cash	33.6	87.0	(183.6)
Other investing activities	—	—	(19.5)
Cash Used for Investing Activities	(1,056.5)	(1,040.4)	(919.8)
Financing Activities
Long-term debt proceeds	226.2	610.5	580.1
Payments on long-term debt	(436.4)	(82.9)	(95.7)
Net decrease in short-term borrowings	(74.6)	(122.7)	(178.9)
Dividends paid to shareholders	(398.7)	(373.3)	(349.3)
Purchase of treasury stock	—	—	(793.4)
Proceeds from stock option exercises	88.1	54.4	87.4
Excess tax benefit from share-based compensation	23.9	15.5	52.1
Other financing activities	(8.2)	(6.5)	20.0
Cash (Used for) Provided by Financing Activities	(579.7)	95.0	(677.7)

(Continued on following page)

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year ended 30 September (Millions of dollars)	2010	2009	2008
Effect of Exchange Rate Changes on Cash	(.1)	.7	1.7
(Decrease) Increase in Cash and Cash Items	(113.9)	384.7	63.0
Cash and Cash Items—Beginning of Year	488.2	103.5	40.5
Cash and Cash Items—End of Year	$374.3	$488.2	$103.5

Supplemental Cash Flow Information
Significant noncash transactions
Short-term borrowings associated with SAGA acquisition	$60.9	$—	$—
Noncurrent liability related to the purchase of shares from noncontrolling interests	42.0	—	—
Cash paid for interest and taxes
Interest (net of amounts capitalized)	126.9	127.6	159.5
Taxes (net of refunds)	192.0	124.5	237.2

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

Year ended 30 September (Millions of dollars, except for share data)	2010	2009	2008
Number of Common Shares Outstanding
Balance, beginning of year	211,260,264	209,334,627	215,355,685
Purchase of treasury shares	—	—	(8,676,029)
Issuance of treasury shares for stock option and award plans	2,542,601	1,925,637	2,654,971
Balance, end of year	213,802,865	211,260,264	209,334,627
Common Stock
Balance, beginning and end of year	$249.4	$249.4	$249.4
Capital in Excess of Par Value
Balance, beginning of year	$822.9	$811.7	$759.5
Share-based compensation expense	48.6	59.3	62.5
Issuance of treasury shares for stock option and award plans	(76.0)	(71.9)	(74.2)
Purchase of noncontrolling interests	(28.3)	—	—
Tax benefit of stock option and award plans	35.0	23.8	63.9
Balance, end of year	$802.2	$822.9	$811.7
Retained Earnings
Balance, beginning of year	$7,234.6	$6,990.2	$6,458.5
Defined benefit plans measurement date change	—	(8.1)	—
Initial recording of accounting for uncertain tax positions	—	—	(13.3)
Adjusted balance, beginning of year	$7,234.6	$6,982.1	$6,445.2
Net income attributable to Air Products	1,029.1	631.3	909.7
Dividends on common stock (per share $1.92, $1.79, $1.70)	(408.4)	(376.3)	(359.6)
Other	(3.1)	(2.5)	(5.1)
Balance, end of year	$7,852.2	$7,234.6	$6,990.2
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(1,161.8)	$(549.3)	$(142.9)
Defined benefit plans measurement date change, net of tax of $14.0	—	35.8	—
Adjusted balance, beginning of year	$(1,161.8)	$(513.5)	$(142.9)
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $69.4, $(35.2), $7.9	136.4	(148.3)	(186.3)
Net loss on derivatives, net of tax (benefit) of $(5.5), $(1.8), $(30.2)	(11.6)	(4.5)	(74.4)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $12.1, $1.4, $(2.4)	20.2	2.4	(4.5)
Pension and postretirement benefits, net of tax (benefit) of $(103.0), $(287.4), $(92.0)	(201.7)	(518.3)	(185.5)
Reclassification adjustments:
Currency translation adjustment	(.7)	(3.2)	(53.7)
Derivatives, net of tax (benefit) of $7.0, $(.8), $19.2	14.8	(.7)	50.7
Available-for-sale securities, net of tax (benefit) of $(5.8)	(10.0)	—	—
Pension and postretirement benefits, net of tax of $29.5, $9.8, $24.5	55.0	24.3	47.3
Other comprehensive income (loss)	$2.4	$(648.3)	$(406.4)
Balance, end of year	$(1,159.4)	$(1,161.8)	$(549.3)
Treasury Stock
Balance, beginning of year	$(2,353.2)	$(2,471.3)	$(1,828.9)
Purchase of treasury shares	—	—	(787.4)
Issuance of treasury shares for stock option and award plans	155.7	118.1	145.0
Balance, end of year	$(2,197.5)	$(2,353.2)	$(2,471.3)
Total Air Products Shareholders’ Equity	$5,546.9	$4,791.9	$5,030.7

(Continued on following page)

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY (continued)

Year ended 30 September (Millions of dollars, except for share data)	2010	2009	2008
Noncontrolling Interests
Balance, beginning of year	$138.1	$136.2	$177.3
Net income attributable to noncontrolling interests	25.4	11.4	28.4
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $.1 in 2010, $(.1) in 2009	2.0	(.8)	(.3)
Net loss on derivatives, net of tax (benefit)	—	(.2)	—
Pension and postretirement benefits, net of tax (benefit) of $(.3) in 2009	(.2)	(1.6)	—
Other comprehensive income (loss)	1.8	(2.6)	(.3)
Dividends to noncontrolling interests	(18.7)	(8.9)	(5.8)
Purchase of noncontrolling interests	(10.8)	(.4)	(6.7)
Contribution from noncontrolling interests	14.7	2.4	32.9
Other equity transactions	.2	—	(.2)
Noncontrolling interests of discontinued operations	—	—	(89.4)
Balance, end of year	$150.7	$138.1	$136.2
Total Equity	$5,697.6	$4,930.0	$5,166.9
Comprehensive Income (Loss)
Net Income	$1,054.5	$642.7	$938.1
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $69.5, $(35.3), $7.9	138.4	(149.1)	(186.6)
Net loss on derivatives, net of tax (benefit) of $(5.5), $(1.8), $(30.2)	(11.6)	(4.7)	(74.4)
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $12.1, $1.4, $(2.4)	20.2	2.4	(4.5)
Pension and postretirement benefits, net of tax (benefit) of $(103.0), $(287.7), $(92.0)	(201.9)	(519.9)	(185.5)
Reclassification adjustments:
Currency translation adjustment	(.7)	(3.2)	(53.7)
Derivatives, net of tax (benefit) of $7.0, $(.8), $19.2	14.8	(.7)	50.7
Available-for-sale securities, net of tax (benefit) of $(5.8)	(10.0)	—	—
Pension and postretirement benefits, net of tax of $29.5, $9.8, $24.5	55.0	24.3	47.3
Other comprehensive income (loss)	4.2	(650.9)	(406.7)
Comprehensive Income (Loss)	1,058.7	(8.2)	531.4
Comprehensive Income Attributable to Noncontrolling Interests	27.2	8.8	28.1
Comprehensive Income (Loss) Attributable to Air Products	$1,031.5	$(17.0)	$503.3

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

(Millions of dollars, except for share data)

1.  Major Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of Air Products and Chemicals, Inc. and those of its controlled subsidiaries (the Company or Air Products), which are generally majority owned. Intercompany transactions and balances are eliminated in consolidation.

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

Estimates and Assumptions

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation

Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in the table below:

Principal Estimated Useful Lives
Buildings	30 years
Production facilities (A)
Merchant Gases	15 years
Tonnage Gases	15 to 20 years
Electronics and Performance Materials	10 to 15 years
Equipment and Energy	5 to 20 years
Distribution equipment (B)	5 to 25 years
Other machinery and equipment	10 to 25 years

(A)	Depreciable lives of production facilities related to long-term customer supply contracts associated with the tonnage gases business are matched to the contract lives.

(B)

The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; 7.5 years for customer stations; 5 to 15 years for tractors and trailers.

Selling and Administrative

The principal components of selling and administrative expenses are salaries, advertising, and promotional costs.

Postemployment Benefits

The Company has substantive ongoing severance arrangements. Termination benefits provided to employees as part of the global cost reduction plan (discussed in Note 5, Global Cost Reduction Plan) are consistent with termination benefits in previous, similar arrangements. Because the Company’s plan met the definition of an ongoing benefit arrangement, a liability was recognized for termination benefits when probable and estimable. These criteria are met when management, with the appropriate level of authority, approves and commits to its plan of action for termination; the plan identifies the employees to be terminated and their related benefits; and the plan is to be completed within one year. During periods of operations where terminations are made on an as-needed basis, absent a detailed committed plan, terminations are accounted for on an individual basis and a liability is recognized when probable and estimable.

Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Refer to Note 13, Financial Instruments, for further detail on the types and use of derivative instruments that the Company enters into. The types of derivative financial instruments permitted for such risk management programs are specified in policies set by management.

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

In most of the Company’s foreign operations, local currency is considered the functional currency. Generally, foreign subsidiaries translate their assets and liabilities into U.S. dollars at current exchange rates—that is, the rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown in AOCI in the equity section of the consolidated balance sheet.

The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the consolidated income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally included in earnings as they occur.

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

Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Refer to Note 17, Commitments and Contingencies, for additional information on the Company’s environmental loss contingencies.

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

Share-Based Compensation

The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Refer to Note 19, Share-Based Compensation, for further detail. The Company expenses the grant-date fair value of these awards over the vesting period during which employees perform related services.

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

Trade Receivables, Less Allowances for Doubtful Accounts

Trade receivables primarily comprise amounts owed to the Company through its operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowances also include amounts for certain customers where a risk of default has been specifically identified considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Provisions to the allowances for doubtful accounts charged against income were $29.5, $37.8, and $14.4 in 2010, 2009, and 2008, respectively.

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

Restricted Cash

Restricted cash includes the proceeds from the issuance of certain industrial revenue bonds that must be held in escrow until related project spending occurs. Restricted cash is classified as noncurrent assets in the consolidated balance sheets.

Capitalized Interest

As the Company builds new plant and equipment, it includes in the cost of these assets a portion of the interest payments it makes during the year. The amount of capitalized interest was $14.3, $21.9, and $22.1 in 2010, 2009, and 2008, respectively.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company’s asset retirement obligations are primarily associated with Tonnage Gases on-site long-term supply contracts, under which the Company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. The Company’s asset retirement obligations totaled $57.6 and $43.5 at 30 September 2010 and 2009, respectively.

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

Goodwill

Acquisitions are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired, including identified intangibles, is recorded as goodwill. Preliminary purchase price allocations are made at the date of acquisition and finalized when information needed to affirm underlying estimates is obtained, within a maximum allocation period of one year.

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

Intangible Assets

Intangible assets with determinable lives primarily consist of customer relationships and purchased patents and technology. The Company has no acquired intangible assets with indefinite lives. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets.

Customer relationships are generally amortized over periods of five to twenty-five years. Purchased patents and technology and other intangibles are amortized based on contractual terms, ranging generally from five to twenty years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit.

Retirement Benefits

The cost of retiree benefits is recognized over the employees’ service period. The Company is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. Refer to Note 16, Retirement Benefits, for disclosures related to the Company’s pension and other postretirement benefits.

2.  New Accounting Guidance

New Accounting Guidance to be Implemented

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends previous guidance for determining whether an entity is a variable interest entity (VIE). It requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. This guidance is effective for the Company for fiscal year 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company for fiscal year 2011. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Implemented

BUSINESS COMBINATIONS

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, the guidance requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction. If a business combination is achieved in stages, the previously-held ownership interest is adjusted to fair value at the acquisition date, and any resulting gain or loss is recognized in earnings. Contingent consideration is recognized at fair value at the acquisition date, and restructuring and acquisition-related costs are expensed as incurred. The fair value of assets and liabilities acquired, including uncertain tax positions, can be adjusted during the measurement period. Any adjustments after the measurement period, which cannot exceed one year, will be recognized in earnings. This guidance was effective for the Company beginning on 1 October 2009 and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s 2010 consolidated financial statements.

NONCONTROLLING INTERESTS

In December 2007, the FASB issued authoritative guidance that establishes the accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires entities to report noncontrolling interests in subsidiaries separately within equity in the consolidated balance sheets. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and noncontrolling interests. Changes in a parent’s ownership interests while the parent retains control are treated as equity transactions. If a parent loses control of a subsidiary, any retained noncontrolling interests would be measured at fair value, with any gain or loss recognized in earnings. This guidance was effective for the Company on 1 October 2009 and was applied prospectively, except for the presentation and disclosure requirements related to noncontrolling interests, which were applied retrospectively for all periods presented. The Company’s consolidated financial statements have been updated to reflect the new presentation.

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

EMPLOYERS’ DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit or other postretirement plan. Disclosures include information about investment policies and strategies, major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk. This guidance was effective for the Company beginning with its fiscal year-end 2010. Upon adoption, this guidance was not required to be applied to earlier periods that are presented for comparative purposes. This guidance only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements upon adoption. Refer to Note 16, Retirement Benefits, for the required disclosures.

3.  Airgas Transaction

In February 2010, the Company commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights, for $60.00 per share in cash, less any required withholding tax, and subject to the terms and conditions set forth in the Offer to Purchase, dated 11 February 2010, as amended. Airgas, a Delaware company, is the largest U.S. distributor of industrial, medical, and specialty gases, and hard goods. On 6 September 2010, the Company increased the value of its tender offer to $65.50 per share. At this price, the total value of the transaction would be approximately $7.4 billion, including $5.7 billion of equity and $1.7 billion of assumed debt. The offer and withdrawal rights are scheduled to expire on 3 December 2010, unless further extended.

At the Airgas’ Annual Meeting of Shareholders on 15 September 2010, Airgas shareholders elected three directors nominated by Air Products and also voted in favor of Air Products’ three by-law amendment proposals. Following the Annual Meeting, Airgas filed suit in the Delaware Chancery Court to invalidate the by-law amendment that would move Airgas’ next annual meeting to January 2011. On 8 October 2010, the Delaware Chancery Court ruled that the by-law amendment was properly adopted at the Airgas Annual Meeting on 15 September 2010 and that it is valid under Delaware law. Airgas has appealed the Court’s ruling.

Further, in October 2010, the U.S. Federal Trade Commission approved the terms of a Consent Decree for the proposed acquisition of Airgas. The Consent Decree would permit the Company to acquire Airgas subject to the divestiture of certain assets within a period of time after the closing of the acquisition. The assets to be divested relate primarily to Airgas’ liquid bulk and on-site supply of atmospheric gases, including production and related assets.

Prior to the tender offer, the Company purchased approximately 1.5 million shares of Airgas stock for $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. For the year ended 30 September 2010, an after-tax unrealized holding gain of $20.6 was recorded in other comprehensive income within total equity on the consolidated balance sheet.

In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Refer to Note 15, Debt, for additional information on this credit facility.

For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be approximately $150 to $200.

4.  Business Combinations

In the second quarter of 2010, the Company entered into agreements that will enable it to acquire 100% of the outstanding shares of the French SAGA group (SAGA), which consists of SAGA, SAGA Medical, and SAGA Technologies. SAGA is an independent industrial gas provider in France with packaged gases, liquid bulk, and medical businesses. The acquisition of SAGA supports the Merchant Gases segment’s integration strategy by enhancing market position in southwest and central France. SAGA revenues for calendar year 2009 were approximately €25, or $35.

Under the terms of these agreements, the Company purchased 51.47% of the shares of SAGA on 1 March 2010 for €34.5 or $47.2 ($25.0 net of cash acquired of $22.2). The remaining shares are expected to be purchased by the end of calendar year 2010 for a fixed price of €44.8, or approximately $61, under a put and call option structure. At 30 September 2010, this structure was accounted for as a financing of the purchase of the remaining shares and reported within short-term borrowings on the consolidated balance sheet.

The acquisition of SAGA was accounted for as a business combination, and its results of operations were included in the Company’s consolidated income statement after the acquisition date. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill. During the fourth quarter of 2010, the Company finalized the purchase price allocation with no material adjustments made to the preliminary valuation. The final purchase price allocation included identified intangibles of $42.5, plant and equipment of $40.8, goodwill of $35.0 (which is deductible for tax purposes), and other net assets of $12.7. Additionally, deferred tax liabilities of $23.0 were recognized. The identified intangibles primarily relate to customer relationships and are being amortized over 23 years.

Goodwill, which was assigned to the Merchant Gases segment, largely consisted of expected revenue and cost synergies resulting from the business combination. Revenue synergies will result primarily from the sale of differentiated offerings and cost synergies from combining supply chains and optimization of the combined logistics. The fair value of plant and equipment was quantified primarily using a cost approach, by estimating reproduction/replacement cost consistent with assumptions market participants would use. Intangible assets consisted primarily of customer relationships for which fair value was determined using a discounted cash flow analysis under the income approach. The income approach required estimating a number of factors, including projected revenue growth, customer attrition rates, profit margin, and the discount rate. The remaining identifiable assets and liabilities were primarily cash, accounts receivable, and payables and accrued liabilities, for which book value approximated fair value.

Prior Year Acquisitions

Acquisitions in 2009, totaling $32.7, included principally the purchase of S.I.Q. — Beteiligungs GmbH, a manufacturer of epoxy additives. In 2008, acquisitions totaled $72.0 and included the purchase of an additional interest in CryoService Limited, a cryogenic and specialty gases company in the U.K. See Note 20, Noncontrolling Interests, for a discussion on a related put option agreement.

5.  Global Cost Reduction Plan

2009 Plan

The 2009 results from continuing operations included a total charge of $298.2 ($200.3 after-tax, or $.94 per share) for the global cost reduction plan. In the first quarter of 2009, the Company announced the global cost reduction plan designed to lower its cost structure and better align its businesses to reflect rapidly declining economic conditions around the world. The 2009 first-quarter results included a charge of $174.2 ($116.1 after-tax, or $.55 per share). In the third quarter 2009, due to the continuing slow economic recovery, the Company committed to additional actions associated with its global cost reduction plan that resulted in a charge of $124.0 ($84.2 after-tax, or $.39 per share).

The total 2009 charge included $210.0 for severance and other benefits, including pension-related costs, associated with the elimination of approximately 2,550 positions from the Company’s global workforce. The reductions were targeted at reducing overhead and infrastructure costs, reducing and refocusing elements of the Company’s technology and business development spending, lowering its plant operating costs, and the closure of certain manufacturing facilities. The remainder of this charge, $88.2, was for business exits and asset management actions. Assets held for sale were written down to net realizable value, and an environmental liability of $16.0 was recognized. This environmental liability resulted from a decision to sell a production facility.

Business Segments

The global cost reduction plan charge recorded in 2009 was excluded from segment operating profit. The table below displays how this charge related to the businesses at the segment level:

	Severance and Other Benefits	Asset Impairments/ Other Costs	Total
Merchant Gases	$127.5	$7.2	$134.7
Tonnage Gases	14.2	—	14.2
Electronics and Performance Materials	30.6	58.9	89.5
Equipment and Energy	37.7	22.1	59.8
2009 Charge	$210.0	$88.2	$298.2

During 2010, the Company revised its estimate of the costs associated with the 2009 global cost reduction plan. The unfavorable impact of additional severance and other benefits was primarily offset by favorable variances related to completed business exits and asset management actions. These adjustments to the charge were excluded from segment operating profit and did not have a material impact on any individual segment.

As of 30 September 2010, the planned actions associated with the global cost reduction plan were substantially completed with the exception of certain benefit payments associated with a small number of position eliminations. In addition, as part of the asset management actions included in the plan, the Company anticipates completing the sale of a facility by the end of calendar year 2010.

Accrual Balance

The following table summarizes changes to the carrying amount of the accrual for the global cost reduction plan:

	Severance and Other Benefits		Asset Impairments/ Other Costs	Total
First quarter 2009 charge	$120.0		$54.2	$174.2
Third quarter 2009 charge	90.0		34.0	124.0
Environmental charge (A)	—		(16.0)	(16.0)
Noncash items	(33.8	) (B)	(66.1)	(99.9)
Cash expenditures	(75.3)		(.9)	(76.2)
Currency translation adjustment	4.3		—	4.3
30 September 2009	$105.2		$5.2	$110.4
Adjustment to charge	7.6		(6.6)	1.0
Environmental charge (A)	—		1.5	1.5
Noncash items	(2.8	) (B)	.1	(2.7)
Cash expenditures	(102.8)		(.2)	(103.0)
Currency translation adjustment	(5.3)		—	(5.3)
30 September 2010	$1.9		$—	$1.9

(A)	Reflected in accrual for environmental obligations. See Note 17, Commitments and Contingencies.

(B)	Primarily pension-related costs, which are reflected in the accrual for pension benefits.

6. Discontinued Operations

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

The operating results of the U.S. Healthcare business classified as discontinued operations are summarized below:

	2010	2009	2008
Sales	$—	$125.2	$239.8

Loss before taxes	$—	$(5.5)	$(350.6)
Income tax benefit	—	(2.1)	(91.2)
Loss from operations of discontinued operations	—	(3.4)	(259.4)
Loss on sale of businesses and impairment/write-down to estimated net realizable value, net of tax	—	(5.5)	(8.7)
Loss from Discontinued Operations, net of tax	$—	$(8.9)	$(268.1)

The assets and liabilities classified as discontinued operations for the U.S. Healthcare business at 30 September 2009 were $5.0 and $14.4, respectively. Remaining assets and liabilities associated with the U.S. Healthcare divestiture at 30 September 2010 are not material and have been classified in continuing operations.

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

On 30 June 2008, the Company sold its Elkton, Md. and Piedmont, S.C. production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses to Ashland, Inc. for $92.0. The Company recorded a gain of $30.5 ($18.5 after-tax, or $.08 per share) in connection with the sale, which included the recording of a retained environmental obligation of $24.0 ($14.5 after-tax, or $.07 per share) associated with the Piedmont site. Refer to Note 17, Commitments and Contingencies, for additional information on this charge. The sale of the Elkton and Piedmont facilities completed the disposal of the Company’s Polymer Emulsions business.

The operating results of the Polymer Emulsions business classified as discontinued operations are summarized below:

	2010	2009	2008
Sales	$—	$—	$261.4

Income before taxes	$—	$—	$26.3
Income tax provision	—	—	9.6
Income from operations of discontinued operations	—	—	16.7
Gain on sale of business, net of tax	—	.3	76.2
Income from discontinued operations, net of tax	—	.3	92.9
Less: Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—	5.4
Income from Discontinued Operations Attributable to Air Products, net of tax	$—	$.3	$87.5

There were no assets and liabilities classified as discontinued operations for the Polymer Emulsions business at 30 September 2010 and 2009.

HPPC Business

In October 2007, the Company executed an agreement of sale with KMG Chemicals, Inc. for its HPPC business. This business consisted of the development, manufacture, and supply of high-purity process chemicals used in the fabrication of integrated circuits in the United States and Europe. The sale closed on 31 December 2007 for cash proceeds of $69.3.

The operating results of the HPPC business classified as discontinued operations are summarized below:

	2010	2009	2008
Sales	$—	$—	$22.9

Income before taxes	$—	$—	$.1
Income tax provision	—	—	—
Income from operations of discontinued operations	—	—	.1
Loss on sale of business, net of tax	—	—	(.3)
Loss from Discontinued Operations, net of tax	$—	$—	$(.2)

There were no assets and liabilities classified as discontinued operations for the HPPC business at 30 September 2010 and 2009.

Total Discontinued Operations

The operating results on a combined basis of the U.S. Healthcare, Polymers Emulsions, and HPPC businesses classified as discontinued operations are summarized below:

	2010	2009	2008
Sales	$—	$125.2	$524.1

Loss before taxes	$—	$(5.5)	$(324.2)
Income tax benefit	—	(2.1)	(81.6)
Loss from operations of discontinued operations	—	(3.4)	(242.6)
Gain (loss) on sale of businesses and impairment/write-down to estimated net realizable value, net of tax	—	(5.2)	67.2
Loss from discontinued operations, net of tax	—	(8.6)	(175.4)
Less: Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—	5.4
Loss from Discontinued Operations Attributable to Air Products, net of tax	$—	$(8.6)	$(180.8)

7.  Inventories

The components of inventories are as follows:

30 September	2010	2009
Inventories at FIFO cost
Finished goods	$405.3	$405.5
Work in process	29.3	20.9
Raw materials and supplies	208.2	151.1
	642.8	577.5
Less: Excess of FIFO cost over LIFO cost	(71.2)	(67.9)
	$571.6	$509.6

Inventories valued using the LIFO method comprised 40.5% of consolidated inventories before LIFO adjustment at both 30 September 2010 and 2009. Liquidation of LIFO inventory layers in 2010 and 2008 did not materially affect results of operations in those years. During 2009, there was no liquidation of prior years’ LIFO inventory layers.

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

8.  Summarized Financial Information of Equity Affiliates

The following table presents summarized financial information on a combined 100% basis of the principal companies accounted for by the equity method. Amounts presented include the accounts of the following equity affiliates:

Air Products South Africa (50%);	INOX Air Products Limited (INOX) (50%);
Bangkok Cogeneration Company Limited (49%);	Kulim Industrial Gases Sdn. Bhd (50%);
Bangkok Industrial Gases Company Ltd. (49%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Chengdu Air & Gas Products Ltd. (50%);	SembCorp Air Products (HyCO) Pte. Ltd. (40%);
Daido Air Products Electronics, Inc. (20%);	Tecnologia en Nitrogeno S. de R.L. de C.V. (50%);
DuPont Air Products Nanomaterials, LLC (50%);	Tyczka Industrie-Gases GmbH (50%);
Helap S.A. (50%);	WuXi Hi-Tech Gas Co., Ltd. (50%);
High-Tech Gases (Beijing) Co., Ltd. (50%);	and principally, other industrial gas producers.
INFRA Group (40%);

	2010	2009
Current assets	$1,133.4	$1,185.2
Noncurrent assets	2,071.6	1,916.9
Current liabilities	788.9	714.5
Noncurrent liabilities	559.9	677.3
Net sales	2,293.4	2,129.7
Sales less cost of sales	964.4	874.4
Net income	293.0	257.7

Dividends received from equity affiliates were $75.4, $52.9, and $65.3 in 2010, 2009, and 2008, respectively.

The investment in net assets of and advances to equity affiliates as of 30 September 2010 and 2009 included investment in foreign affiliates of $877.7 and $834.7, respectively.

As of 30 September 2010 and 2009, the amount of investment in companies accounted for by the equity method included goodwill in the amount of $60.2 and $56.1, respectively.

9.  Plant and Equipment

The major classes of plant and equipment, at cost, are as follows:

30 September	2010	2009
Land	$172.3	$169.4
Buildings	886.2	875.5
Production facilities
Merchant Gases	3,346.3	3,071.0
Tonnage Gases	5,691.4	5,441.7
Electronics and Performance Materials	2,061.2	1,907.6
Equipment and Energy	296.5	286.8
Total production facilities	11,395.4	10,707.1
Distribution equipment	2,918.6	2,802.5
Other machinery and equipment	248.0	273.1
Construction in progress	689.2	923.7
	$16,309.7	$15,751.3

Depreciation expense was $837.7, $815.9, and $848.0, in 2010, 2009, and 2008, respectively.

10.  Goodwill

Changes to the carrying amount of consolidated goodwill by segment are as follows:

30 September	2009	Acquisitions and Adjustments	Currency Translation and Other	2010
Merchant Gases	$601.3	$19.1	$(24.7)	$595.7
Tonnage Gases	16.3	(.9)	.1	15.5
Electronics and Performance Materials	298.4	.3	4.7	303.4
	$916.0	$18.5	$(19.9)	$914.6

30 September	2008	Acquisitions and Adjustments	Currency Translation and Other	2009
Merchant Gases	$626.5	$1.9	$(27.1)	$601.3
Tonnage Gases	18.0	—	(1.7)	16.3
Electronics and Performance Materials	283.6	10.0	4.8	298.4
	$928.1	$11.9	$(24.0)	$916.0

Acquisitions and adjustments related to the Merchant Gases segment in 2010 included $35.0 associated with the SAGA acquisition, offset by a reduction in goodwill for an adjustment related to a previous acquisition of $16.9. Refer to Note 4, Business Combinations, for further detail on the SAGA acquisition.

In the fourth quarter of 2010, the Company conducted the required annual test of goodwill for impairment. The Company determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment.

11.  Intangible Assets

The table below provides details of acquired intangible assets at 30 September 2010 and 2009:

	30 September 2010			30 September 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$283.3	$(62.7)	$220.6	$250.0	$(51.4)	$198.6
Patents and technology	99.0	(73.6)	25.4	107.3	(69.0)	38.3
Other	73.3	(33.6)	39.7	49.5	(23.8)	25.7
	$455.6	$(169.9)	$285.7	$406.8	$(144.2)	$262.6

Amortization expense for intangible assets was $25.7, $24.4, and $21.0 in 2010, 2009, and 2008, respectively.

Projected annual amortization expense for intangible assets as of 30 September 2010 is as follows:

2011	$21.1
2012	18.9
2013	18.4
2014	17.7
2015	17.3
Thereafter	192.3
$285.7

12.  Leases

Lessee Accounting

Capital leases, primarily for the right to use machinery and equipment, are included with owned plant and equipment on the consolidated balance sheet in the amount of $18.2 and $27.3 at 30 September 2010 and 2009, respectively. Related amounts of accumulated depreciation are $12.1 and $17.5, respectively.

Operating leases principally relate to real estate and also include aircraft, distribution equipment, and vehicles. Certain leases include escalation clauses, renewal, and/or purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $93.0 in 2010, $89.9 in 2009, and $97.2 in 2008.

At 30 September 2010, minimum payments due under leases are as follows:

	Capital Leases	Operating Leases
2011	$1.8	$50.1
2012	1.8	38.3
2013	1.7	27.6
2014	1.5	17.7
2015	1.5	13.5
Thereafter	2.8	42.7
	$11.1	$189.9

The present value of the above future capital lease payments is included in the liability section of the consolidated balance sheet. At 30 September 2010, $1.4 was classified as current and $8.4 as long-term. At 30 September 2009, the present value of the future capital lease payments was $8.9, of which $2.7 was classified as current and $6.2 as long-term.

Lessor Accounting

As discussed under Revenue Recognition in Note 1, Major Accounting Policies, certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases. Lease receivables, net, were included principally in noncurrent capital lease receivables on the Company’s consolidated balance sheets. The components of lease receivables were as follows:

30 September	2010	2009
Gross minimum lease payments receivable	$1,195.5	$1,068.9
Unearned interest income	(386.0)	(349.3)
Net Lease Receivable	$809.5	$719.6

Lease payments collected in 2010, 2009, and 2008 were $68.0, $53.6, and $33.7, respectively.

At 30 September 2010, minimum lease payments to be collected are as follows:

2011	$93.2
2012	95.6
2013	93.9
2014	92.3
2015	90.0
Thereafter	730.5
$1,195.5

13.  Financial Instruments

Currency Price Risk Management

The Company’s earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. It is the policy of the Company to minimize its cash flow volatility to changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that the Company’s cash flows will change in value due to changes in exchange rates and by executing the appropriate strategies necessary to manage such exposures. The Company’s objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

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

In addition to the foreign exchange contracts that are designated as hedges, the Company also hedges foreign currency exposures utilizing forward exchange contracts that are not designated as hedges. These contracts are used to hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts comprise many different foreign currency pairs, with a profile that changes from time to time depending on business activity and sourcing decisions.

Option Contracts

In certain limited situations, the Company enters into option contracts to manage cash flow exposures to foreign currency fluctuations. Similar to forward contracts, these instruments are evaluated for hedge accounting treatment and are recognized on the consolidated balance sheet at fair value. As of 30 September 2010 and 2009, there were no outstanding option contracts.

The table below summarizes the Company’s outstanding currency price risk management instruments:

	2010		2009
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$1,605.5	.5	$1,620.7	.8
Net investment hedges	648.5	3.0	873.6	3.5
Fair value hedges	—	—	2.7	.4
Hedges not designated	373.6	.2	508.9	.6
Total Forward Exchange Contracts	$2,627.6	1.1	$3,005.9	1.6

In addition to the above, the Company uses foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. The designated foreign currency denominated debt at 30 September 2010 includes €782.1 and NT$967.0, and at 30 September 2009 includes €1,013.0 and NT$965.0. The designated intercompany loans include €437.0 at both 30 September 2010 and 2009.

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

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to change the fixed/variable interest rate mix of its debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in the Company’s debt portfolio. The current interest rate swap portfolio consists of fixed-to-floating swaps denominated in U.S. dollars and in Euros. In addition, the Company uses interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is the Company’s policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

The Company enters into cross currency interest rate swap contracts when the Company deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which the Company has a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge long-term intercompany and third-party borrowing transactions and certain net investments in foreign operations. The current cross currency swap portfolio consists of a single fixed-to-fixed swap between U.S. dollars and British Pound Sterling.

The following table summarizes the Company’s outstanding interest rate swaps and cross currency interest rate swaps:

	30 September 2010				30 September 2009
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$617.0	LIBOR	3.66%	3.8	$327.2	LIBOR	4.47%	1.7
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	3.5	$32.2	5.54%	5.48%	4.5

Commodity Price Risk Management

The Company has entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. As of 30 September 2010, the Company did not have outstanding commodity swap contracts. At 30 September 2009, the Company had outstanding energy contracts with a notional value of $18.5 and an average maturity of .2 years.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives:

		30 September 2010	30 September 2009	30 September 2010		30 September 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Other receivables	$29.8	$37.5	Accrued liabilities	$22.3	$43.8
Interest rate swap contracts	Other receivables	6.6	—	Accrued liabilities	1.3	.4
Commodity swap contracts	Other receivables	—	4.3	Accrued liabilities	—	2.4
Foreign exchange contracts	Other noncurrent assets	38.7	6.8	Other noncurrent liabilities	19.9	42.2
Interest rate swap contracts	Other noncurrent assets	33.1	15.1	Other noncurrent liabilities	2.4	3.0
Total Derivatives Designated as Hedging Instruments		$108.2	$63.7		$45.9	$91.8
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other receivables	$6.2	$12.3	Accrued liabilities	$8.3	$14.7
Foreign exchange contracts	Other noncurrent assets	—	3.2	Other noncurrent liabilities	—	3.2
Derivatives Not Designated as Hedging Instruments		$6.2	$15.5		$8.3	$17.9
Total Derivatives		$114.4	$79.2		$54.2	$109.7

Refer to Note 14, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to the Company’s cash flow, net investment, and non-designated hedges. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Year Ended 30 September
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Cash Flow Hedges
Net (gain) loss recognized in OCI (effective portion)	$11.3	$7.2	$—	$—	$.3	$(2.7)	$11.6	$4.5
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(10.8)	(4.1)	—	—	2.0	5.3	(8.8)	1.2
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(6.2)	(1.0)	—	—	—	—	(6.2)	(1.0)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	.2	.5	—	—	—	—	.2	.5
Net Investment Hedges Net (gain) loss recognized in OCI	$(58.4)	$27.1	$(109.8)	$52.0	$(.4)	$(2.4)	$(168.6)	$76.7
Derivatives Not Designated as Hedging Instruments Net (gain) loss recognized in other (income) expense (B)	$24.7	14.5	$—	$—	$—	$—	$24.7	$14.5

(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts and interest rate swaps.

(B)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require the Company to maintain a minimum credit rating opinion from a third party. If the Company’s credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $4.2 as of 30 September 2010 and $35.0 as of 30 September 2009. Because the Company’s current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

The Company executes all derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of the Company’s underlying derivative agreements give the Company the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $52.2 as of 30 September 2010 and $14.7 as of 30 September 2009. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

14.  Fair Value Measurements

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

Refer to Note 13, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

Available-for-Sale Securities

The fair value of available-for-sale securities is based on a market approach, specifically quoted market prices in publicly traded companies from the New York Stock Exchange, NASDAQ, and Tokyo Stock Exchange. These investments are reported within other noncurrent assets on the consolidated balance sheet, with holding gains and losses recorded to OCI, net of tax.

The available-for-sale securities primarily include the investment in Airgas stock of $102.5. At 30 September 2010, the change in unrealized appreciation of this investment carried at fair value was $32.9 ($20.6 after-tax). Refer to Note 3, Airgas Transaction, for further detail.

Other investments primarily included an investment in a publicly traded foreign company. In July 2010, the Company donated 92% of this investment to a tax-exempt charitable organization and sold 8% of its investment for cash. The carrying value of this investment at the time of the transactions was $17.2. The Company will deduct the fair value of the donation in its fiscal 2010 income tax returns. As a result of the donation, the Company recognized a tax benefit of $5.8 in the fourth quarter of 2010. The combined donation and sale had an immaterial impact on operating income.

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

The carrying values and fair values of financial instruments were as follows:

30 September	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Foreign exchange contracts	$74.7	$74.7	$59.8	$59.8
Interest rate swap contracts	39.7	39.7	15.1	15.1
Commodity swap contracts	—	—	4.3	4.3
Available-for-sale securities
Airgas investment	102.5	102.5	—	—
Other investments	1.1	1.1	19.4	19.4
Liabilities
Derivatives
Foreign exchange contracts	$50.5	$50.5	$103.9	$103.9
Interest rate swap contracts	3.7	3.7	3.4	3.4
Commodity swap contracts	—	—	2.4	2.4
Long-term debt, including current portion	3,842.3	4,146.4	4,167.7	4,479.5

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 September 2010				30 September 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Foreign exchange contracts	$74.7	$—	$74.7	$—	$59.8	$—	$59.8	$—
Interest rate swap contracts	39.7	—	39.7	—	15.1	—	15.1	—
Commodity swap contracts	—	—	—	—	4.3	—	4.3	—
Available-for-sale securities
Airgas investment	102.5	102.5	—	—	—	—	—	—
Other investments	1.1	1.1	—	—	19.4	19.4	—	—
Total Assets at Fair Value	$218.0	$103.6	$114.4	$—	$98.6	$19.4	$79.2	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$50.5	$—	$50.5	$—	$103.9	$—	$103.9	$—
Interest rate swap contracts	3.7	—	3.7	—	3.4	—	3.4	—
Commodity swap contracts	—	—	—	—	2.4	—	2.4	—
Total Liabilities at Fair Value	$54.2	$—	$54.2	$—	$109.7	$—	$109.7	$—

15.  Debt

The tables below summarize the Company’s outstanding debt at 30 September 2010 and 2009:

Total Debt

30 September	2010	2009
Short-term borrowings	$286.0	$333.8
Current portion of long-term debt	182.5	452.1
Long-term debt	3,659.8	3,715.6
Total Debt	$4,128.3	$4,501.5

Short-term Borrowings

30 September	2010	2009
Bank obligations	$225.1	$333.8
Short-term borrowings associated with SAGA acquisition	60.9	—
Total Short-term Borrowings	$286.0	$333.8

The weighted average interest rate of short-term borrowings outstanding at 30 September 2010 and 2009 was 3.2% and 3.9%, respectively.

Long-term Debt

30 September	Maturities	2010	2009
Payable in U.S. Dollars
Debentures
8.75%	2021	$18.4	$18.4
Medium-term Notes
Weighted average rate
Series D 6.8%	2011 to 2016	63.1	63.1
Series E 7.6%	2026	17.2	17.2
Series F 6.2%	2010	—	50.0
Series G 4.1%	2011	125.0	125.0
Senior Notes
Note 4.15%	2013	300.0	300.0
Note 4.375%	2019	400.0	400.0
Other
Weighted average rate
Variable-rate industrial revenue bonds 0.5%	2016 to 2050	975.1	902.1
Other 2.3%	2013 to 2019	55.1	70.7
Payable in Other Currencies
Eurobonds 1.2% (floating rate)	2010	—	365.5
Eurobonds 4.25%	2012	408.1	438.5
Eurobonds 3.75%	2014	408.1	438.5
Eurobonds 3.875%	2015	408.1	438.5
Eurobonds 4.625%	2017	408.1	438.5
Other 5.0%	2011 to 2018	255.3	105.5
Capital Lease Obligations
United States 5.0%	2011 to 2018	5.5	6.1
Foreign 5.1%	2011 to 2013	4.3	2.8
Less: Unamortized Discount		(9.1)	(12.7)
		3,842.3	4,167.7
Less: Current Portion		(182.5)	(452.1)
Total Long-term Debt		$3,659.8	$3,715.6

Maturities of long-term debt in each of the next five years and beyond are as follows: $182.5 in 2011, $452.8 in 2012, $334.7 in 2013, $488.3 in 2014, $444.3 in 2015, and $1,939.7 thereafter.

During 2010, the Company issued Industrial Revenue Bonds totaling $85.0, the proceeds of which must be held in escrow until related project spending occurs. As of 30 September 2010, proceeds of $51.2 were held in escrow and classified as a noncurrent asset.

In February 2010, the Company commenced a tender offer to acquire all outstanding common stock of Airgas as further discussed in Note 3, Airgas Transaction. In connection with this tender offer, the Company has secured committed financing in the form of a $6.7 billion term loan credit facility. Borrowings under this credit facility will be available beginning on the date of the consummation of the tender offer, which must occur no later than 4 February 2011. All borrowings under this credit facility will mature on the date that is one year from the consummation of the tender offer. The credit facility agreement contains one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. It also requires mandatory commitment reduction/prepayment for certain capital market transactions and asset dispositions. Fees incurred to secure this credit facility have been deferred and are being amortized over the term of the arrangement.

The Company has obtained the commitment of a number of commercial banks to lend money at market rates whenever needed. At 30 September 2009, the Company’s total multicurrency committed credit facility amounted to $1,450.0. On 8 July 2010, the Company replaced this facility with a new $2,000.0 multicurrency committed credit facility maturing on 8 July 2013. Facility fees were modified to reflect current market rates. The Company has one financial covenant associated with this new credit facility. The covenant indicates that the ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) shall not exceed 3.0. This credit facility provides a source of liquidity and is used to support the issuance of commercial paper. No borrowings were outstanding under this commitment at the end of 2010. Additional commitments totaling $518.7 are maintained by the Company’s foreign subsidiaries, of which $345.2 was borrowed and outstanding at 30 September 2010.

Various debt agreements to which the Company is a party also include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. The Company is in compliance with all of its financial debt covenants.

16.  Retirement Benefits

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

Defined Benefit Pension Plans

Pension benefits earned are generally based on years of service and compensation during active employment. The cost of the Company’s defined benefit pension plans included the following components:

	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
Service cost	$42.5	$24.2	$33.9	$26.6	$42.3	$35.4
Interest cost	123.4	60.2	124.0	60.9	117.6	63.3
Expected return on plan assets	(164.3)	(64.3)	(146.5)	(55.3)	(143.2)	(63.6)
Amortization
Prior service cost	2.7	.7	2.6	1.3	1.9	1.3
Transition	—	—	—	—	—	.1
Actuarial loss	46.9	19.9	6.2	10.8	19.6	18.3
Settlements and curtailments	10.7	.8	9.7	4.8	29.9	.4
Special termination benefits	(.9)	4.2	7.2	22.1	.1	1.1
Other	—	2.3	—	1.7	—	2.5
Net Periodic Pension Cost	$61.0	$48.0	$37.1	$72.9	$68.2	$58.8

The Company calculated net periodic pension cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic pension cost:

	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
Discount rate	5.7%	5.5%	7.6%	6.5%	6.4%	5.7%
Expected return on plan assets	8.8%	7.3%	8.8%	7.4%	9.5%	7.5%
Rate of compensation increase	4.3%	3.7%	4.3%	4.4%	4.5%	3.8%

The Company’s U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. The Company recognizes pension settlements when payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. The Company recognized $11.5, $10.7, and $30.3 of settlement charges in 2010, 2009, and 2008, respectively.

Special termination benefits for fiscal year 2010 included $2.8 for the global cost reduction plan. Special termination benefits for fiscal year 2009 included $28.5 for the global cost reduction plan. The global cost reduction charge for fiscal year 2009 also included $3.8 for curtailment losses related to the U.K. pension plans.

The projected benefit obligation (PBO) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2010		2009
	U.S.	International	U.S.	International
Discount rate	5.1%	4.9%	5.7%	5.5%
Rate of compensation increase	4.0%	3.8%	4.3%	3.7%

The following table reflects the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets.

	2010		2009
	U.S.	International	U.S.	International
Change in Pension Benefit Obligation
Obligation at beginning of year	$2,210.5	$1,175.5	$1,638.7	$1,093.0
Measurement date change	—	—	—	(78.5)
Service cost	42.5	24.2	33.9	26.6
Interest cost	123.4	60.2	124.0	60.9
Amendments	1.3	1.0	.9	.6
Actuarial loss	176.9	115.0	498.0	173.4
Special termination benefits, settlements, and curtailments	3.1	3.0	12.8	23.5
Participant contributions	—	4.1	—	4.6
Benefits paid	(111.5)	(48.0)	(97.8)	(60.9)
Currency translation/other	—	(27.6)	—	(67.7)
Obligation at End of Year	$2,446.2	$1,307.4	$2,210.5	$1,175.5

Change in Plan Assets
Fair value at beginning of year	$1,457.7	$793.3	$1,424.7	$793.5
Actual return on plan assets	153.5	77.7	9.4	41.6
Company contributions	227.5	179.1	121.4	63.4
Participant contributions	—	4.1	—	4.6
Benefits paid	(111.5)	(48.0)	(97.8)	(60.9)
Currency translation/other	—	(21.8)	—	(48.9)
Fair Value at End of Year	$1,727.2	$984.4	$1,457.7	$793.3

Funded Status at End of Year	$(719.0)	$(323.0)	$(752.8)	$(382.2)

Amounts Recognized
Noncurrent assets	$—	$—	$—	$8.4
Accrued liabilities	(178.2)	(60.6)	(210.5)	(137.4)
Noncurrent liabilities	(540.8)	(262.4)	(542.3)	(253.2)
Net Amount Recognized	$(719.0)	$(323.0)	$(752.8)	$(382.2)

The changes in plan assets and benefit obligation that have been recognized in AOCI on a pretax basis during 2010 and 2009 consist of the following:

	2010		2009
	U.S.	International	U.S.	International
Net actuarial loss arising during the period	$191.6	$103.2	$640.8	$148.2
Measurement date change	—	—	—	(49.8)
Amortization of net actuarial loss	(57.6)	(20.7)	(15.9)	(15.6)
Prior service cost arising during the period	1.3	1.0	.8	.6
Amortization of prior service cost	(2.7)	(.7)	(2.6)	(1.3)
Total Recognized in AOCI	$132.6	$82.8	$623.1	$82.1

The net actuarial loss represents the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statement and are included in AOCI. Actuarial losses arising during 2010 and 2009 are primarily attributable to lower discount rates. In 2009, actual asset returns were also below expected returns. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension cost over the average remaining service period of participating employees as certain thresholds are met.

The components recognized in AOCI on a pretax basis at 30 September consisted of:

	2010		2009
	U.S.	International	U.S.	International
Net actuarial loss	$1,110.9	$533.4	$976.9	$450.9
Prior service cost	16.9	7.1	18.3	6.8
Net transition liability	—	.4	—	.4
Total Recognized in AOCI	$1,127.8	$540.9	$995.2	$458.1

The amount of AOCI at 30 September 2010 that is expected to be recognized as a component of net periodic pension cost during fiscal year 2011 is as follows:

	U.S.	International
Net actuarial loss	$64.9	$29.4
Prior service cost	2.5	.6

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

Asset allocation targets are established based on the long-term return and volatility characteristics of the investment classes and recognize the benefit of diversification and the profiles of the plans’ liabilities. The actual and target allocations at the measurement date are as follows:

	2010 Target Allocation		2010 Actual Allocation		2009 Actual Allocation
Asset Category	U.S.	International	U.S.	International	U.S.	International
Equity securities	60-80%	53-62%	70%	55%	68%	56%
Debt securities	20-30%	36-45%	25%	38%	26%	39%
Real estate/other	0-10%	1-3%	4%	2%	5%	3%
Cash	—	—	1%	5%	1%	2%
Total			100%	100%	100%	100%

The following table summarizes pension plan assets measured at fair value by asset class at 30 September 2010 (see Note 14, Fair Value Measurements, for definition of the levels):

	Fair Value
	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$8.3	$8.3	$—	$—
Equity securities	551.1	551.1	—	—
Equity mutual funds	87.4	87.4	—	—
Equity pooled funds	573.1	—	573.1	—
Fixed Income
Bonds (government and corporate)	17.8	—	17.8	—
Mortgage and asset-backed securities	31.7	—	31.7	—
Mutual funds	50.6	50.6	—	—
Pooled funds	330.2	—	330.2	—
Real estate pooled funds	77.0	—	—	77.0
Total U.S. Qualified Pension Plans	$1,727.2	$697.4	$952.8	$77.0

International Pension Plans
Cash and cash equivalents	$46.5	$46.5	$—	$—
Equity pooled funds	538.3	—	538.3	—
Fixed income pooled funds	297.6	—	297.6	—
Other pooled funds	25.9	—	8.0	17.9
Insurance contracts	76.1	—	—	76.1
Total International Pension Plans	$984.4	$46.5	$843.9	$94.0

The following table summarizes changes in fair value of the pension plan assets classified as Level 3, by asset class, for the period ended 30 September 2010:

		Actual Return On Plan Assets
	Fair Value Beginning of Year	Assets Held End of year	Assets Sold During Period	Purchases, Sales, and Settlements, Net	Fair Value End of Year
U.S. Qualified Pension Plans
Real estate pooled funds	$72.7	$4.3	$—	$—	$77.0
Total U.S. Qualified Pension Plans	$72.7	$4.3	$—	$—	$77.0

International Pension Plans
Other pooled funds	$13.0	$.5	$.2	$4.2	$17.9
Insurance contracts	66.7	5.1	—	4.3	76.1
Total International Pension Plans	$79.7	$5.6	$.2	$8.5	$94.0

The descriptions and fair value methodologies for the U.S. and International pension plan assets are as follows:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity.

Equity Securities

Equity securities are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

Mutual Funds

Shares of mutual funds are valued at the net asset value (NAV) quoted on the exchange where the fund is traded and are classified as Level 1 assets. NAV is used as a practical expedient for fair value.

Pooled Funds

Units of pooled funds are valued at the per unit NAV determined by the fund manager and are classified as Level 2 assets. NAV is used as a practical expedient for fair value.

Corporate and Government Bonds

Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.

Mortgage and Asset-Backed Securities

Securities are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields, credit ratings, and purpose of the underlying loan.

Real Estate Pooled Funds

Funds are classified as Level 3 assets, as they are carried at the estimated fair value of the underlying properties. Estimated fair value is calculated utilizing a combination of key inputs such as revenue and expense growth rates, terminal capitalization rates, and discount rates. These key inputs are consistent with practices prevailing within the real estate investment management industry.

Other Pooled Funds

Securities classified as Level 2 assets are valued at the NAV of the shares held at year end, which is based on the fair value of the underlying investments. Securities and interests classified as Level 3 are carried at the estimated fair value. The estimated fair value is based on the fair value of the underlying investment values, which includes estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other un-corroborated data, including counterparty credit quality, default risk, discount rates and the overall capital market liquidity.

Insurance Contracts

Interests are classified as Level 3 assets, as they are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company.

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

The Company anticipates contributing approximately $247 to the defined benefit pension plans in 2011.

Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2011	$95.6	$43.3
2012	103.9	45.2
2013	110.4	48.7
2014	117.7	50.7
2015	125.7	52.3
2016–2020	760.6	285.8

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $3,327.6 and $2,970.8 at the end of 2010 and 2009, respectively.

The following table provides information on pension plans where the PBO exceeds the value of plan assets at 30 September:

	2010		2009
	U.S.	International	U.S.	International
PBO	$2,446.2	$1,294.8	$2,210.5	$1,036.3
ABO	2,121.5	1,196.5	1,885.0	973.5
Plan assets	1,727.2	971.2	1,457.7	645.0

The following table provides information on pension plans where the ABO exceeds the value of plan assets at 30 September:

	2010		2009
	U.S.	International	U.S.	International
PBO	$2,446.2	$1,263.4	$2,210.5	$1,008.4
ABO	2,121.5	1,170.4	1,885.0	955.8
Plan assets	1,727.2	944.5	1,457.7	620.2

Included in the tables above are several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans for 2010 were $118.0 and $159.3, respectively.

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

Dividends paid on ESOP shares are treated as ordinary dividends by the Company. Under existing tax law, the Company may deduct dividends which are paid with respect to shares held by the plan. Shares of the Company’s common stock in the ESOP totaled 5,276,922 as of 30 September 2010.

The Company matches a portion of the participants’ contributions to the RSP and other various worldwide defined contribution plans. The Company’s contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, the Company also makes matching contributions on overall employee contributions as a percentage of the employee contribution and includes an enhanced contribution for certain eligible employees (not participating in the defined benefit pension plans). Worldwide contributions expensed to income in 2010, 2009, and 2008 were $30.8, $30.6, and $30.1, respectively.

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

The cost of the Company’s other postretirement benefit plans included the following components:

	2010	2009	2008
Service cost	$4.7	$4.0	$5.9
Interest cost	4.6	6.5	5.8
Amortization
Prior service credit	(.1)	(1.4)	(1.4)
Actuarial loss	2.9	.1	1.7
Net Periodic Postretirement Cost	$12.1	$9.2	$12.0

The Company calculates net periodic postretirement cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The discount rate assumption used in the calculation of net periodic postretirement cost for 2010, 2009, and 2008 was 4.2%, 7.4%, and 5.7%, respectively.

The Company measures the other postretirement benefits as of 30 September. The discount rate assumption used in the calculation of the accumulated postretirement benefit obligation was 2.8% and 4.2% for 2010 and 2009, respectively.

The following table reflects the change in the accumulated postretirement benefit obligation and the amounts recognized in the consolidated balance sheets:

	2010	2009
Obligation at beginning of year	$116.0	$98.8
Service cost	4.7	4.0
Interest cost	4.6	6.5
Actuarial loss	7.8	18.7
Benefits paid	(12.2)	(12.0)
Obligation at End of Year	$120.9	$116.0

Amounts Recognized
Accrued liabilities	$13.7	$13.5
Noncurrent liabilities	107.2	102.5

The changes in benefit obligation that have been recognized in AOCI on a pretax basis during 2010 and 2009 for the Company’s other postretirement benefit plans consist of the following:

	2010	2009
Net actuarial loss arising during the period	$7.8	$18.7
Amortization of net actuarial loss	(2.9)	(.1)
Amortization of prior service credit	.1	1.4
Total Recognized in AOCI	$5.0	$20.0

The components recognized in AOCI on a pretax basis at 30 September consisted of:

	2010	2009
Net actuarial loss	$35.5	$30.6
Prior service credit	—	(.1)
Amount Recognized in AOCI	$35.5	$30.5

Of the 30 September 2010 actuarial loss, it is estimated that $3.6 will be amortized into net periodic postretirement cost over fiscal year 2011.

The assumed healthcare trend rates are as follows:

	2010	2009
Healthcare trend rate	8.0%	9.5%
Ultimate trend rate	5.0%	5.0%
Year the ultimate trend rate is reached	2014	2014

The effect of a change in the healthcare trend rate is slightly tempered by a cap on the average retiree medical cost. The impact of a one percentage point change in the assumed healthcare cost trend rate on net periodic postretirement cost and the obligation is not material.

Projected benefit payments are as follows:

2011	$13.9
2012	13.6
2013	13.2
2014	12.9
2015	12.5
2016–2020	55.8

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

17.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against the Company’s Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of the Company’s total revenue in Brazil in 2003.

The Company has denied the allegations made by the authorities and filed an appeal in October 2010 to the Brazilian courts. Certain of the Company’s defenses, if successful, could result in the matter being dismissed with no fine against the Company. The Company, with advice of its outside legal counsel, has assessed the status of this matter and has concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements.

The Company is required to provide security in order to suspend execution of the judgment during the appeal process, during which time interest will accrue on the fine. The security could be in the form of a bank guarantee or in other forms which the courts deem acceptable. The security is only collectible by the courts in the event the Company is not successful in its appeal and does not timely pay the fine. The form of security to be provided by the Company has not been finally determined.

While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.

Environmental

In the normal course of business, the Company is involved in legal proceedings under the federal Superfund law, similar state environmental laws, and RCRA relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 30 sites on which a final settlement has not been reached where the Company, along with others, has been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. In addition, the Company is also involved in cleanup activities at certain of its current and former manufacturing sites. The Company continually monitors these sites for which it has environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies. The consolidated balance sheets at 30 September 2010 and 2009 included an accrual of $87.0 and $95.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. The Company estimates the exposure for environmental loss contingencies to range from $87 to a reasonably possible upper exposure of $101 as of 30 September 2010.

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

PACE

At 30 September 2010, $36.5 of the environmental accrual was related to the Pace facility.

In 2006, the Company sold its Amines business, which included operations at Pace, Florida and recognized a liability for retained environmental obligations associated with remediation activities at Pace. The Company is required by the

Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue its remediation efforts. The Company estimated that it would take about 20 years to complete the groundwater remediation, and the costs through completion were estimated to range from $42 to $50. As no amount within the range was a better estimate than another, the Company recognized a pretax expense in fiscal 2006 of $42.0 as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure range related to the Pace facility.

The Company has implemented many of the remedial corrective measures at the Pace, Florida facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. The Company completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, the Company completed a focused feasibility study that identified new and alternative approaches which should more effectively remove contaminants and achieve the targeted remediation goals. The Company is reviewing the new approaches with the FDEP.

PIEDMONT

At 30 September 2010, $21.5 of the environmental accrual was related to the Piedmont site.

On 30 June 2008, the Company sold its Elkton, Maryland and Piedmont, South Carolina production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, the Company recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. The sale of the site triggered expense recognition. Prior to the sale, remediation costs had been capitalized since they improved the property as compared to its condition when originally acquired. The Company is required by the South Carolina Department of Health and Environmental Control to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The Company estimated that it would take until 2015 to complete source area remediation and another 15 years thereafter to complete groundwater recovery, with costs through completion estimated to be $24.0. The Company recognized a pretax expense in 2008 of $24.0 as a component of income from discontinued operations and recorded an environmental liability of $24.0 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure.

PAULSBORO

At 30 September 2010, $14.0 of the environmental accrual was related to the Paulsboro site.

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

The Company has guaranteed repayment of some additional borrowings of certain unconsolidated equity affiliates. At 30 September 2010, these guarantees have terms in the range of two to eight years, with maximum potential payments of $28.7.

The Company has entered into an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which the Company owns 50%. At 30 September 2010, maximum potential payments under joint and several guarantees were $68.0. Exposures under the guarantee decline over time and are completely extinguished by 2024.

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

Put Option Agreements

The Company has entered into put option agreements with certain affiliated companies as discussed below. The Company accounts for the put options as contingent liabilities to purchase an asset. Since the inception of these agreements and through 30 September 2010, the Company determined that it was not certain that these options would be exercised by the other shareholders.

In 2002, the Company entered into a put option agreement as part of the purchase of an additional interest in San Fu Gas Company, Ltd., renamed Air Products San Fu Company, Ltd. (San Fu), an industrial gas company in Taiwan. Currently, the Company has an ownership interest of 74% in San Fu. Put options were issued which give other shareholders the right to sell San Fu stock to the Company at market price when exercised. The options are effective through January 2015 and allow for the sale of all stock owned by other shareholders to the Company. The estimated U.S. dollar price of purchasing the stock owned by other shareholders based on the exchange rate at 30 September 2010 would be approximately $240.

In 1999, the Company made an investment in INOX, an Indian industrial gases company. As part of that transaction, put options were issued which gave the other (joint 50%) shareholders the right to require the Company to purchase their shares (approximately 5.1 million) of INOX (renamed INOXAP) at a predefined price. The other shareholders may give notice to exercise the put option between October and December 2010. The option, if exercised, would be effective on 31 July 2011. The option may also be exercised within six months of the death or permanent incapacity of the current Managing Director of INOXAP. The option price is based on a multiple of earnings formula, but not less than 630 Rupees per share. The U.S. dollar price of purchasing all 5.1 million shares based on the multiple of earnings formula at the 30 September 2010 exchange rate would be approximately $190.

Purchase Obligations

The Company is obligated to make future payments under unconditional purchase obligations as summarized below:

2011	$482
2012	100
2013	103
2014	112
2015	118
Thereafter	551
Total	$1,466

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

The above unconditional purchase obligations also include other product supply commitments and also electric power and natural gas supply purchase obligations. In addition, purchase commitments to spend approximately $330 for additional plant and equipment are included in the unconditional purchase obligations in 2011.

18.  Capital Stock

Authorized capital stock consists of 25 million preferred shares with a par value of $1 per share, none of which was outstanding at 30 September 2010, and 300 million shares of common stock with a par value of $1 per share.

In 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. The Company repurchases shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through a 10b5-1 written repurchase plan established with several brokers. At 30 September 2010, $649.2 in share repurchase authorization remained.

19.  Share-Based Compensation

The Company has various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. The Company issues shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 September 2010, there were 6,381,410 shares available for future grant under the Company’s Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

	2010	2009	2008
Cost of sales	$4.0	$7.9	$8.7
Selling and administrative	42.5	46.9	47.0
Research and development	2.1	4.1	5.7
Global cost reduction plan	—	1.5	—
Before-Tax Share-Based Compensation Cost	48.6	60.4	61.4
Income tax benefit	(18.3)	(23.3)	(23.6)
After-Tax Share-Based Compensation Cost	$30.3	$37.1	$37.8

The amount of share-based compensation cost capitalized in 2010, 2009, and 2008 was not material.

Total before-tax share-based compensation cost by type of program was as follows:

	2010	2009	2008
Stock options	$25.0	$38.3	$36.5
Deferred stock units	21.5	19.2	22.6
Restricted stock	2.1	2.9	2.3
Before-Tax Share-Based Compensation Cost	$48.6	$60.4	$61.4

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

	2010	2009	2008
Expected volatility	32.6%	31.2%	30.4%
Expected dividend yield	2.1%	2.1%	2.1%
Expected life (in years)	6.8-8.0	6.8-8.0	6.8-8.0
Risk-free interest rate	2.9%–3.3%	3.5%–3.9%	4.5%–4.6%

The weighted average grant-date fair value of options granted during 2010, 2009, and 2008 was $25.94, $20.86, and $31.84 per option, respectively.

A summary of stock option activity is presented below:

Stock Options	Shares (000)	Weighted Average Exercise Price
Outstanding at 30 September 2009	17,747	$52.79
Granted	1,018	83.60
Exercised	(2,261)	38.71
Forfeited	(69)	71.86
Outstanding at 30 September 2010	16,435	$56.56
Exercisable at 30 September 2010	13,799	$52.51

Stock Options	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at 30 September 2010	4.4	$451
Exercisable at 30 September 2010	3.6	$431

The aggregate intrinsic value represents the amount by which the Company’s closing stock price of $82.82 as of 30 September 2010 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable as of that date.

The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $92.4, $62.1, and $138.0, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of 30 September 2010, there was $11.5 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

Cash received from option exercises during 2010 was $88.1. The total tax benefit realized from stock option exercises in 2010 was $33.7, of which $21.8 was the excess tax benefit.

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

Deferred Stock Units

The Company has granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned on continued employment during the deferral period and may also be conditioned on earn-out against certain performance targets. The deferral period for some units ends after death, disability, or retirement. The deferral period for other performance-based deferred stock units ends at the end of the performance period (one to three years). Additionally, the Company has granted deferred stock units, subject to a three-, four-, or five-year deferral period, to selected employees. Deferred stock units issued to directors are paid after service on the Board of Directors ends at the time elected by the director (not to exceed 10 years after service ends).

Deferred Stock Units	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2009	1,602	$58.13
Granted	310	83.08
Paid out	(361)	51.31
Forfeited/adjustments	(24)	66.13
Outstanding at 30 September 2010	1,527	$64.67

Cash payments made for deferred stock units were $1.4, $5.2, and $8.3 in 2010, 2009, and 2008, respectively. As of 30 September 2010, there was $26.7 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of deferred stock units paid out during 2010, 2009, and 2008, including shares vested in prior periods, was $26.2, $22.1, and $51.5, respectively.

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

Restricted Stock	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2009	125	$68.16
Granted	31	83.60
Vested	(13)	73.12
Forfeited	(2)	83.60
Outstanding at 30 September 2010	141	$70.87

As of 30 September 2010, there was $1.8 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of restricted stock vested during 2010 and 2008 was $1.0 and $10.8, respectively. During 2009, no restricted stock vested.

20. Noncontrolling Interests

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

In June 2010, the Company entered into agreements obligating it to purchase 25% of the remaining shares of CSL. The agreements require the consideration, which is based on a multiple of earnings formula, to be remitted in January 2012. The share sale agreements effectively terminate the option agreements. The carrying value of the 25% noncontrolling interest at the time the sale share agreements were entered into was $10.8. As a result of this arrangement, the Company reduced the noncontrolling interest for the 25% purchase obligation and recorded an estimated liability based on the earnings formula. As the purchase of the noncontrolling interest does not result in a change of control, the difference between the carrying value of the 25% noncontrolling interest and the liability recognized has been recorded as a $28.3 reduction in capital in excess of par value. At 30 September 2010, the liability amounted to $42.0 and has been reported in other noncurrent liabilities on the consolidated balance sheet.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	2010	2009	2008
Net income attributable to Air Products	$1,029.1	$631.3	$909.7
Transfers to noncontrolling interests Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(28.3)	—	—
Changes from Net Income Attributable to Air Products and Transfers to Noncontrolling Interests	$1,000.8	$631.3	$909.7

21.  Earnings per Share

The calculation of basic and diluted earnings per share (EPS) is as follows:

30 September	2010	2009	2008
Numerator
Net Income Attributable to Air Products (used in basic and diluted EPS)
Income from continuing operations	$1,029.1	$639.9	$1,090.5
Loss from discontinued operations, net of tax	—	(8.6)	(180.8)
Net Income Attributable to Air Products	$1,029.1	$631.3	$909.7
Denominator (in millions)
Weighted average number of common shares used in basic EPS	212.2	209.9	212.2
Effect of dilutive securities
Employee stock options	3.9	2.6	5.9
Other award plans	1.0	1.0	1.1
	4.9	3.6	7.0
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	217.1	213.5	219.2
Basic EPS Attributable to Air Products
Income from continuing operations	$4.85	$3.05	$5.14
Loss from discontinued operations	—	(.04)	(.85)
Net Income Attributable to Air Products	$4.85	$3.01	$4.29
Diluted EPS Attributable to Air Products
Income from continuing operations	$4.74	$3.00	$4.97
Loss from discontinued operations	—	(.04)	(.82)
Net Income Attributable to Air Products	$4.74	$2.96	$4.15

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 2.2 million shares, 5.8 million shares, and 1.2 million shares were antidilutive and therefore excluded from the computation of diluted EPS for 2010, 2009, and 2008, respectively.

22.  Income Taxes

The following table shows the components of the provision for income taxes:

	2010	2009	2008
Federal
Current	$100.5	$88.1	$131.7
Deferred	47.4	18.1	3.1
	147.9	106.2	134.8
State
Current	2.7	35.8	2.8
Deferred	4.3	(20.9)	11.0
	7.0	14.9	13.8
Foreign
Current	140.1	113.7	193.9
Deferred	44.5	(49.5)	22.8
	184.6	64.2	216.7
	$339.5	$185.3	$365.3

The significant components of deferred tax assets and liabilities are as follows:

30 September	2010	2009
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$491.0	$508.9
Tax loss carryforwards	62.2	78.7
Tax credits	67.4	74.5
Reserves and accruals	75.4	66.6
Acquisition-related costs	35.9	—
Unremitted earnings of foreign entities	.8	—
Asset impairment	6.7	26.9
Currency losses	29.5	80.4
Other	152.4	167.1
Valuation allowance	(55.4)	(31.9)
Deferred Tax Assets	865.9	971.2
Gross Deferred Tax Liabilities
Plant and equipment	840.9	896.2
Investment in partnerships	5.6	10.5
Unrealized gain on cost investments	11.8	5.8
Unremitted earnings of foreign entities	—	2.6
Intangible assets	57.0	26.1
Other	76.5	111.3
Deferred Tax Liabilities	991.8	1,052.5
Net Deferred Income Tax Liability	$125.9	$81.3

Net current deferred tax assets of $124.1 and net noncurrent deferred tax assets of $85.5 were included in other receivables and current assets and other noncurrent assets at 30 September 2010, respectively. Net current deferred tax assets of $206.6 and net noncurrent deferred tax assets of $71.5 were included in other receivables and current assets and other noncurrent assets at 30 September 2009, respectively.

Foreign and state loss carryforwards as of 30 September 2010 were $161.3 and $306.3, respectively. The foreign losses have expiration periods beginning in 2011. Some of the foreign operations operate in jurisdictions with unlimited carryforward periods. State operating loss carryforwards have expiration periods that range between 2011 and 2030.

The valuation allowance as of 30 September 2010 primarily relates to the tax loss carryforwards referenced above. If events warrant the reversal of the $55.4 valuation allowance, it would result in a reduction of tax expense. The Company believes it is more likely than not that future earnings will be sufficient to utilize the Company’s deferred tax asset, net of existing valuation allowance, at 30 September 2010.

Major differences between the United States federal statutory tax rate and the effective tax rate are:

(Percent of income before taxes)	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	.3	1.1	.8
Income from equity affiliates	(3.0)	(4.7)	(3.3)
Foreign taxes and credits	(8.3)	(7.3)	(6.1)
Domestic production activities	(.6)	(1.1)	(.6)
Tax audit settlements and adjustments	—	(.8)	—
Donation of investments	(.4)	—	—
Other	1.4	(.1)	(1.1)
Effective Tax Rate	24.4%	22.1%	24.7%

The following table summarizes the income of U.S. and foreign operations, before taxes:

	2010	2009	2008
Income from Continuing Operations
United States	$464.5	$374.3	$479.5
Foreign	802.6	350.1	854.3
Income from equity affiliates	126.9	112.2	145.0
Total	$1,394.0	$836.6	$1,478.8

The Company does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries and corporate joint ventures as long as those earnings are permanently reinvested in the companies that produced them. These cumulative undistributed earnings are included in retained earnings on the consolidated balance sheets and amounted to $3,442.6 at the end of 2010. An estimated $824.0 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends after payment of all deferred taxes.

At 30 September 2010 and 2009, the Company had $233.7 and $194.9 of unrecognized tax benefits, of which $137.5 and $101.6, respectively, would impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $5.5 in 2010, $2.5 in 2009, and $3.1 in 2008. The Company’s balance of unrecognized tax benefits included an accrual for interest and penalties of $36.0 and $31.8 in 2010 and 2009, respectively.

The Company believes that it is possible that the U.S. Internal Revenue Service may complete its audit of the tax years 2007 and 2008 within the next twelve months. The Company is currently under examination in a number of other tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	2010	2009	2008
Balance at beginning of year	$194.9	$184.1	$116.5
Additions for tax positions of the current year	37.3	25.6	58.3
Additions for tax positions of prior years	13.1	39.0	20.1
Reductions for tax positions of prior years	(1.1)	(45.2)	(5.2)
Settlements	—	(5.4)	(4.6)
Statute of limitations expiration	(6.3)	(5.4)	(3.4)
Foreign currency translation	(4.2)	2.2	2.4
Balance at End of Year	$233.7	$194.9	$184.1

The Company generally remains subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States	2007–2010
Canada	2006–2010
Europe
United Kingdom	2007–2010
Germany	2006–2010
Netherlands	2005–2010
Poland	2004–2010
Spain	2005–2010
Asia
China	2005–2010
Taiwan	2005–2010
Korea	2005–2010

23.  Supplemental Information

Other Receivables and Current Assets
30 September	2010	2009
Deferred tax assets	$124.1	$206.6
Derivative instruments	42.6	54.1
Other receivables	120.7	89.9
Current capital lease receivables	39.1	32.6
Other	45.6	21.6
	$372.1	$404.8

Other Noncurrent Assets
30 September	2010	2009
Restricted cash	$95.7	$129.0
Derivative instruments	71.8	25.1
Other long-term receivables	61.6	72.6
Airgas investment	102.5	—
Other investments	1.1	19.4
Deferred tax assets	85.5	71.5
Prepaid pension benefit cost	—	8.4
Other deferred charges	119.1	112.0
	$537.3	$438.0

Payables and Accrued Liabilities
30 September	2010	2009
Trade creditors	$662.2	$577.6
Customer advances	80.7	72.6
Accrued payroll and employee benefits	207.5	138.8
Pension benefits	238.8	347.9
Dividends payable	104.8	95.1
Outstanding payments in excess of certain cash balances	31.4	25.2
Accrued interest expense	52.9	59.2
Derivative instruments	31.9	61.3
Global cost reduction plan accrual	1.9	110.4
Acquisition-related accrual	117.7	—
Miscellaneous	171.2	172.3
Current liabilities of discontinued operations	1.0	14.4
	$1,702.0	$1,674.8

Other Noncurrent Liabilities
30 September		2010	2009
Pension benefits		$803.2	$795.5
Postretirement benefits		107.2	102.5
Other employee benefits		103.5	105.1
Contingencies related to uncertain tax positions		228.8	193.5
Advance payments		69.6	90.5
Environmental liabilities		79.9	93.4
Liability related to purchase of shares from noncontrolling interests		42.0	—
Derivative instruments		22.3	48.4
Miscellaneous		112.8	93.1
		$1,569.3	$1,522.0

Accumulated Other Comprehensive Income (Loss)
30 September		2010	2009
Net unrealized holding gain on investments		$20.7	$10.5
Net unrecognized (loss) on derivatives qualifying as hedges		(21.9)	(25.1)
Foreign currency translation adjustments		(44.1)	(179.8)
Pension and postretirement benefits		(1,114.1)	(967.4)
		$(1,159.4)	$(1,161.8)

Other Income (Expenses), Net	2010	2009	2008
Technology and royalty income	$19.0	$19.5	$18.6
Interest income	3.4	7.4	8.2
Foreign exchange	4.0	(3.8)	3.6
Sale of assets and investments	13.2	(3.0)	6.5
Amortization of intangibles	(8.4)	(10.1)	(9.8)
Property damage and related expenses, net of insurance recoveries	4.1	4.9	(13.5)
Miscellaneous	3.4	8.1	12.2
	$38.7	$23.0	$25.8

Loss from Property Damage

In fiscal 2008, a fire at the Company’s Ulsan, Korea nitrogen trifluoride (NF3) production facility required the plant to be temporarily shut down. Other income (expense) for fiscal 2008 included a net loss of $14.7 ($10.7 after-tax, or $.05 per share) related to property damage. The net book value of the damaged property was written off and a receivable was recorded for expected property damage insurance recoveries. In fiscal 2009, the Company received $3.7 of insurance recoveries representing interim payments on the claim. Additionally, the Company recorded other income of $4.9 ($3.1 after-tax, or $.01 per share), comprising $2.3 for the receipt of additional proceeds from a business interruption claim and a $2.6 adjustment to the book value of the damaged property. In the first quarter of 2010, the Company received $4.1 ($2.6 after-tax, or $.01 per share) of additional insurance proceeds in final settlement of its claim. The production facility resumed operations in April 2010.

Customer Bankruptcy and Asset Actions

On 6 January 2009 a customer of the Company, who principally receives product from the Tonnage Gases segment, began operating under Chapter 11 bankruptcy protection. As a result, the Company recognized a $22.2 ($13.9 after-tax, or $.07 per share) charge, primarily for the write-off of certain receivables during the third quarter of 2009. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results.

In April 2010, the customer emerged from bankruptcy proceedings. The Company received a final settlement in the amount of $22.4, of which $16.0 was applied against the remaining outstanding receivables. Income of $6.4 ($4.0 after-tax, or $.02 per share) was recognized for the recovery of certain receivables which had been previously written off. This amount was recorded as a gain and is reflected within customer bankruptcy on the consolidated income statement.

In the third quarter of 2009, the Company recorded a charge of $9.9 ($7.1 after-tax, or $.03 per share) for other asset actions which consisted of the closure of certain manufacturing facilities. This charge was reflected in cost of sales on the consolidated income statement.

24.   Summary by Quarter (Unaudited)

These tables summarize the unaudited results of operations for each quarter of 2010 and 2009:

	2010	First	Second	Third	Fourth	Total
	Sales	$2,173.5	$2,249.0	$2,252.3	$2,351.2	$9,026.0
	Gross profit	604.9	620.3	641.2	656.6	2,523.0
	Acquisition-related costs	—	23.4	37.9	34.7	96.0
	Customer bankruptcy	—	—	(1.8)	(4.6)	(6.4)
	Pension settlement	—	—	6.3	5.2	11.5
	Operating income	345.0	340.6	336.4	367.0	1,389.0
	Net income	256.8	258.4	261.3	278.0	1,054.5
	Net income attributable to Air Products	251.8	252.0	253.2	272.1	1,029.1
	Basic EPS attributable to Air Products
	Net income per common share	1.19	1.19	1.19	1.28	4.85
	Diluted EPS attributable to Air Products
	Net income per common share	1.16	1.16	1.17	1.25	4.74
	Dividends declared per common share	.45	.49	.49	.49	1.92
Market price per common share:	High	85.44	83.80	80.24	84.43
	Low	73.76	65.05	64.47	64.13

	2009	First	Second	Third	Fourth	Total
	Sales	$2,195.3	$1,955.4	$1,976.2	$2,129.3	$8,256.2
	Gross profit	565.5	515.6	548.7	584.3	2,214.1
	Global cost reduction plan	174.2	—	124.0	—	298.2
	Customer bankruptcy	—	—	22.2	—	22.2
	Pension settlement	—	—	8.0	2.7	10.7
	Operating income	114.1	260.4	143.8	328.0	846.3
	Income from continuing operations- attributable to Air Products	90.0	189.3	114.6	246.0	639.9
	Income (loss) from discontinued operations- attributable to Air Products	(21.4)	16.3	(1.4)	(2.1)	(8.6)
	Net income	73.6	207.2	118.0	243.9	642.7
	Net income attributable to Air Products	68.6	205.6	113.2	243.9	631.3
	Basic EPS attributable to Air Products
	Income from continuing operations	.43	.90	.55	1.17	3.05
	Income (loss) from discontinued operations	(.10)	.08	(.01)	(.01)	(.04)
	Net income per common share	.33	.98	.54	1.16	3.01
	Diluted EPS attributable to Air Products
	Income from continuing operations	.42	.89	.54	1.14	3.00
	Income (loss) from discontinued operations	(.10)	.08	(.01)	(.01)	(.04)
	Net income per common share	.32	.97	.53	1.13	2.96
	Dividends declared per common share	.44	.45	.45	.45	1.79
Market price per common share:	High	68.51	60.20	69.93	80.60
	Low	41.46	43.44	54.73	60.52

25.  Business Segment and Geographic Information

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

Other

Other operating income (loss) includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses, interest income, and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.

Other assets include cash, restricted cash, deferred tax assets, pension assets, financial instruments, and corporate assets previously allocated to businesses now reported as discontinued operations.

Customers

The Company has a large number of customers, and no single customer accounts for a significant portion of annual sales.

Accounting Policies

The accounting policies of the segments are the same as those described in Note 1, Major Accounting Policies. The Company evaluates the performance of segments based upon reported segment operating income. Operating income of the business segments includes general corporate expenses. Intersegment sales are not material and are recorded at selling prices that approximate market prices. Equipment manufactured for the Company’s industrial gas business is generally transferred at cost and not reflected as an intersegment sale. Long-lived assets include investment in net assets of and advances to equity affiliates, net plant and equipment, goodwill, and net intangible assets.

Business Segments

Business segment information is shown below:

Revenue from External Customers	2010	2009	2008
Merchant Gases	$3,718.3	$3,610.6	$4,192.7
Tonnage Gases	2,930.8	2,573.6	3,574.4
Electronics and Performance Materials	1,904.7	1,582.2	2,209.3
Equipment and Energy	472.2	489.8	438.1
Segment and Consolidated Totals	$9,026.0	$8,256.2	$10,414.5

Operating Income	2010	2009	2008
Merchant Gases	$729.4	$661.2	$789.5
Tonnage Gases	444.2	399.6	482.6
Electronics and Performance Materials	251.8	101.6	245.9
Equipment and Energy	67.3	42.2	38.9
Segment Total	$1,492.7	$1,204.6	$1,556.9
Global cost reduction plan (A)	—	(298.2)	—
Acquisition-related costs	(96.0)	—	—
Customer bankruptcy and asset actions	6.4	(32.1)	—
Pension settlement	(11.5)	(10.7)	(30.3)
Other	(2.6)	(17.3)	(30.8)
Consolidated Total	$1,389.0	$846.3	$1,495.8

(A)	Information about how this charge related to the businesses at the segment level is discussed in Note 5, Global Cost Reduction Plan.

Depreciation and Amortization	2010	2009	2008
Merchant Gases	$377.9	$372.3	$370.2
Tonnage Gases	303.0	272.2	278.9
Electronics and Performance Materials	169.0	178.2	208.0
Equipment and Energy	12.7	15.9	11.8
Segment Total	$862.6	$838.6	$868.9
Other	.8	1.7	.1
Consolidated Total	$863.4	$840.3	$869.0

Equity Affiliates’ Income	2010	2009	2008
Merchant Gases	$104.3	$98.3	$131.8
Other segments	22.6	13.9	13.2
Segment and Consolidated Totals	$126.9	$112.2	$145.0

Total Assets	2010	2009	2008
Merchant Gases	$5,824.7	$5,630.8	$5,565.9
Tonnage Gases	3,958.1	3,672.0	3,397.8
Electronics and Performance Materials	2,336.1	2,299.1	2,388.8
Equipment and Energy	362.7	333.8	328.3
Segment Total	$12,481.6	$11,935.7	$11,680.8
Other	1,022.3	1,088.4	775.2
Discontinued Operations	2.0	5.0	115.3
Consolidated Total	$13,505.9	$13,029.1	$12,571.3

Investment in and Advances to Equity Affiliates	2010	2009	2008
Merchant Gases	$749.4	$713.8	$684.3
Other segments	163.4	154.3	138.3
Segment and Consolidated Totals	$912.8	$868.1	$822.6

Identifiable Assets	2010	2009	2008
Merchant Gases	$5,075.3	$4,917.0	$4,881.6
Tonnage Gases	3,876.4	3,597.8	3,335.4
Electronics and Performance Materials	2,275.8	2,249.5	2,341.0
Equipment and Energy	341.3	303.3	300.2
Segment Total	$11,568.8	$11,067.6	$10,858.2
Other	1,022.3	1,088.4	775.2
Discontinued Operations	2.0	5.0	115.3
Consolidated Total	$12,593.1	$12,161.0	$11,748.7

Expenditures for Long-Lived Assets	2010	2009	2008
Merchant Gases	$447.1	$515.4	$593.0
Tonnage Gases	557.2	556.5	387.9
Electronics and Performance Materials	139.4	165.2	198.8
Equipment and Energy	22.8	9.8	2.3
Segment Total	$1,166.5	$1,246.9	$1,182.0
Other	.8	1.1	1.7
Consolidated Total	$1,167.3	$1,248.0	$1,183.7

Geographic Information

Geographic information is presented below:

Revenues from External Customers	2010	2009	2008
United States	$4,110.2	$3,779.8	$4,845.1
Canada	260.3	238.6	241.2
Europe	2,819.7	2,765.1	3,448.0
Asia	1,621.0	1,294.2	1,661.3
Latin America/other	214.8	178.5	218.9
	$9,026.0	$8,256.2	$10,414.5

Long-Lived Assets	2010	2009	2008
United States	$3,184.2	$3,180.7	$3,017.0
Canada	608.8	535.2	441.9
Europe	2,779.7	2,873.3	3,048.6
Asia	2,221.0	1,973.0	1,815.3
Latin America	272.1	261.1	255.0
All other	98.6	83.0	77.3
	$9,164.4	$8,906.3	$8,655.1

Geographic information is based on country of origin. Included in United States revenues are export sales to unconsolidated customers of $570.5 in 2010, $510.2 in 2009, and $629.1 in 2008. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, and Taiwan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of 30 September 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of 30 September 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The biographical information relating to the Company’s directors, appearing in the Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders (the 2011 Proxy Statement) under the section “The Board of

Directors,” is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.

Information on Section 16(a) Beneficial Ownership Reporting Compliance, appearing in the 2011 Proxy Statement under the section “Air Products Stock Beneficially Owned by Officers and Directors,” is incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller. The Code of Conduct can be found at the Company’s Internet website at www.airproducts.com/codeofconduct.

Information on the Company’s procedures regarding its consideration of candidates recommended by shareholders and a procedure for submission of such candidates, appearing in the 2011 Proxy Statement under the section “Selection of Directors,” is incorporated by reference. Information on the Company’s Audit Committee and its Audit Committee Financial Expert, appearing in the 2011 Proxy Statement under the section “Audit Committee,” is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under “Compensation of Executive Officers” which includes “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” and “Information About Stock Ownership,” appearing in the 2011 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the sections headed “Persons Owning More than 5% of Air Products Stock as of September 30, 2010,” “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2010,” and “Equity Compensation Plan Information,” appearing in the Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the 2011 Proxy Statement under the sections “Director Independence” and “Transactions with Related Persons” is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the 2011 Proxy Statement under the section “Fees of Independent Registered Public Accountant,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

	(1)	The Company’s 2010 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

	(2)	Financial Statement Schedules—the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2010 consolidated financial statements.

		Schedule II Valuation and Qualifying Accounts for the three fiscal years ended 30 September 2010	100

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(3)	Exhibits—The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 101 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: 23 November 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John E. McGlade	23 November 2010
(John E. McGlade) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ M. Scott Crocco	23 November 2010
(M. Scott Crocco) Vice President and Corporate Controller (Principal Accounting Officer)

*	23 November 2010
(Mario L. Baeza) Director

*	23 November 2010
(William L. Davis, III) Director

*	23 November 2010
(Chad C. Deaton) Director

*	23 November 2010
(Michael J. Donahue) Director

*	23 November 2010
(Ursula O. Fairbairn) Director

*	23 November 2010
(W. Douglas Ford) Director

*	23 November 2010
(Edward E. Hagenlocker) Director

*	23 November 2010
(Evert Henkes) Director

*	23 November 2010
(Margaret G. McGlynn) Director

*	23 November 2010
(Lawrence S. Smith) Director

*	Mary T. Afflerbach, Corporate Secretary and Chief Governance Officer, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Mary T. Afflerbach
Mary T. Afflerbach
Attorney-in-Fact

Date: 23 November 2010

SCHEDULE II

CONSOLIDATED

AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended 30 September 2010, 2009, and 2008

		Additions		Other Changes Increase (Decrease)
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Cumulative Translation Adjustment	Other (A)	Balance at End of Period
			(in millions of dollars)
Year Ended 30 September 2010
Allowance for doubtful accounts	$65	$4	$25	$—	$5	$99
Allowance for deferred tax assets	32	26	(2)	(1)	—	55

Year Ended 30 September 2009
Allowance for doubtful accounts	$36	$24	$14	$1	$(10)	$65
Allowance for deferred tax assets	61	(30)	—	1	—	32

Year Ended 30 September 2008
Allowance for doubtful accounts	$33	$10	$4	$—	$(11)	$36
Allowance for deferred tax assets	33	36	—	—	(8)	61

Note:

(A)	Primarily write-offs of uncollectible trade receivable accounts and tax valuation allowances.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 24 November 2008.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

(4)

Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1

Indenture, dated as of January 18, 1985, between the Company and The Chase Manhattan Bank (National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-36974.)*

4.2

Indenture, dated as of January 10, 1995, between the Company and The Bank of New York Trust Company, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank Company, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-57357.)*

(10)	Material Contracts

10.1	1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1989.)*

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

10.6	Annual Incentive Plan as Amended and Restated Effective 1 October 2008. (Filed as Exhibit 10.7 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.7	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.8

Form of Award Agreement under the Long-Term Incentive Plan of the Company used for the FY 2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.9	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

10.10	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2006 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2005.)*

10.11	Amended and Restated Long-Term Incentive Plan of the Company effective 28 January 2010. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 30 June 2010.)*

10.12	Compensation Program for Directors effective 1 October 2008. (Filed as Exhibit 10.20 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2008.)*

10.13	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2007 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2006.)*

10.14	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective October 1, 2009 including amendments through September 30, 2010.

10.15	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2007.)*

10.16	Form of Change in Control Severance Agreement for Corporate Executive Committee. (Filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on 20 December 2007.)*

10.17	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2009 Awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2008.)*

10.18

Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.18(a)

Amendment No. 1 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.18(b)

Amendment No. 2 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.4 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

Exhibit No.	Description

10.18(c)

Amendment No. 3 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008. (Filed as Exhibit 10.5 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.19	Corporate Executive Committee Separation Program as Amended Effective as of March 18, 2009. (Filed as Exhibit 10.19 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2009.)*

10.20	Deferred Compensation Plan as Amended and Restated January 1, 2009. (Filed as Exhibit 10.20 to the Company’s Form 10-K Report for fiscal year ended 30 September 2009.)*

10.21	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2010 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2009.)*

10.22

Amended and Restated Commitment Letter dated March 3, 2010 among Air Products and Chemicals, Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (Filed as Exhibit 10.1 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.23

Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., The Royal Bank of Scotland plc and RBS Securities Inc. (Filed as Exhibit 10.2 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.24

Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., Deutsche Bank AG Cayman Island Branch and Deutsche Bank Securities Inc. (Filed as Exhibit 10.3 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.25

Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., BNP Paribas and BNP Paribas Securities Corp. (Filed as Exhibit 10.4 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.26

Accession Letter dated March 3, 2010 among Air Products and Chemicals, Inc., HSBC Securities (USA) Inc. and HSBC Bank USA, N.A. (Filed as Exhibit 10.5 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.27

Accession Letter dated March 3, 2010 between Air Products and Chemicals, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Filed as Exhibit 10.6 to Form 8-K filed on 5 March 2010 and incorporated herein by reference.)*

10.28

Credit Agreement dated March 31, 2010 among Air Products and Chemicals, Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as Exhibit 10.7 to the Company’s Form 10-Q Report for the quarter ended 31 March 2010.)*

10.29	Revolving Credit Facility dated as of July 8, 2010 for $2,000,000,000.

12	Computation of Ratios of Earnings to Fixed Charges.

14	Code of Conduct. (Filed as Exhibit 14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1

Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

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