Form 10-Q
period 2010-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2011-01-26
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2010

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 18 January 2011
Common Stock, $1 par value	214,919,795

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2010	30 September 2010
Assets
Current Assets
Cash and cash items	$247.2	$374.3
Trade receivables, less allowances for doubtful accounts	1,485.7	1,481.9
Inventories	584.5	571.6
Contracts in progress, less progress billings	153.7	163.6
Prepaid expenses	70.3	70.3
Other receivables and current assets	328.8	372.1
Total Current Assets	2,870.2	3,033.8
Investment in Net Assets of and Advances to Equity Affiliates	912.0	912.8
Plant and Equipment, at cost	16,572.3	16,309.7
Less: Accumulated depreciation	9,414.8	9,258.4
Plant and Equipment, net	7,157.5	7,051.3
Goodwill	912.2	914.6
Intangible Assets, net	277.1	285.7
Noncurrent Capital Lease Receivables	810.7	770.4
Other Noncurrent Assets	520.0	537.3
Total Assets	$13,459.7	$13,505.9

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,458.1	$1,702.0
Accrued income taxes	104.4	73.6
Short-term borrowings	320.9	286.0
Current portion of long-term debt	53.7	182.5
Total Current Liabilities	1,937.1	2,244.1
Long-Term Debt	3,617.4	3,659.8
Other Noncurrent Liabilities	1,535.7	1,569.3
Deferred Income Taxes	392.3	335.1
Total Liabilities	7,482.5	7,808.3
Commitments and Contingencies – See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; 2011 and 2010 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	784.9	802.2
Retained earnings	8,014.6	7,852.2
Accumulated other comprehensive income (loss)	(1,107.3)	(1,159.4)
Treasury stock, at cost (2011 – 34,535,789 shares; 2010 – 35,652,719 shares)	(2,131.6)	(2,197.5)
Total Air Products Shareholders’ Equity	5,810.0	5,546.9
Noncontrolling Interests	167.2	150.7
Total Equity	5,977.2	5,697.6
Total Liabilities and Equity	$13,459.7	$13,505.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2010	2009
Sales	$2,391.7	$2,173.5
Cost of sales	1,720.5	1,568.6
Selling and administrative	244.6	244.1
Research and development	29.2	27.2
Acquisition-related costs	43.5	—
Other income, net	6.7	11.4
Operating Income	360.6	345.0
Equity affiliates’ income	27.8	26.9
Interest expense	31.0	31.6
Income before Taxes	357.4	340.3
Income tax provision	81.5	83.5
Net Income	275.9	256.8
Less: Net Income Attributable to Noncontrolling Interests	7.3	5.0
Net Income Attributable to Air Products	$268.6	$251.8

Basic Earnings Per Common Share Attributable to Air Products	$1.25	$1.19

Diluted Earnings Per Common Share Attributable to Air Products	$1.23	$1.16
Weighted Average of Common Shares Outstanding (in millions)	214.2	211.7
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	219.2	217.0
Dividends Declared Per Common Share – Cash	$.49	$.45

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2010	2009
Net Income	$275.9	$256.8
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax (benefit) of $15.2 and $8.3	48.0	34.9
Net gain (loss) on derivatives, net of tax (benefit) of $(4.0) and $(1.1)	(6.2)	(2.4)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $(3.1) and $.1	(5.2)	.1
Reclassification adjustments:
Derivatives, net of tax (benefit) of $4.2 and $.8	7.0	2.5
Available-for-sale securities, net of tax (benefit) of $(.1)	(.2)	—
Pension and postretirement benefits, net of tax (benefit) of $8.7 and $6.5	16.5	12.4
Total Other Comprehensive Income	59.9	47.5
Comprehensive Income	335.8	304.3
Comprehensive Income Attributable to Noncontrolling Interests	15.1	5.9
Comprehensive Income Attributable to Air Products	$320.7	$298.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2010	2009
Operating Activities
Net Income	$275.9	$256.8
Less: Net income attributable to noncontrolling interests	7.3	5.0
Net income attributable to Air Products	$268.6	$251.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	217.6	217.1
Impairment of assets	.6	.6
Deferred income taxes	(2.3)	115.3
Undistributed earnings of unconsolidated affiliates	14.9	(8.4)
(Gain) loss on sale of assets and investments	(.8)	.4
Share-based compensation	10.2	7.7
Noncurrent capital lease receivables	(37.7)	(30.7)
Acquisition-related costs	31.5	—
Other adjustments	29.6	30.1
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(11.5)	(27.0)
Inventories	(10.2)	(18.1)
Contracts in progress	9.8	9.3
Other receivables	11.6	11.8
Payables and accrued liabilities	(229.3)	(289.9)
Other working capital	34.0	(76.1)
Cash Provided by Operating Activities	336.6	193.9
Investing Activities
Additions to plant and equipment	(306.9)	(288.8)
Acquisitions, less cash acquired	—	(9.9)
Investment in and advances to unconsolidated affiliates	—	(3.0)
Proceeds from sale of assets and investments	33.2	13.1
Change in restricted cash	(3.1)	13.2
Cash Used for Investing Activities	(276.8)	(275.4)
Financing Activities
Long-term debt proceeds	38.5	53.1
Payments on long-term debt	(137.6)	(26.0)
Net decrease in commercial paper and short-term borrowings	(33.3)	(51.6)
Dividends paid to shareholders	(104.8)	(95.1)
Proceeds from stock option exercises	36.8	27.7
Excess tax benefit from share-based compensation	8.5	8.2
Other financing activities	1.3	—
Cash Used for Financing Activities	(190.6)	(83.7)
Effect of Exchange Rate Changes on Cash	3.7	—
Decrease in Cash and Cash Items	(127.1)	(165.2)
Cash and Cash Items – Beginning of Year	374.3	488.2
Cash and Cash Items – End of Period	$247.2	$323.0

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2010 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first three months of 2011. Beginning in fiscal year 2011, we moved from a lattice-based option valuation model to a Black Scholes model to value stock option awards. The change in valuation models was not significant to our consolidated financial statements. Refer to Note 11, Share-Based Compensation, for further details on this change in accounting estimate.

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we”, “our”, “us”, the “Company”, “Air Products”, or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which can only be finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in our latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2.	NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued authoritative guidance that amends previous guidance for determining whether an entity is a variable interest entity (VIE). It requires an enterprise to perform an analysis to determine whether the company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. This guidance was effective for us on 1 October 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance was effective for us on 1 October 2010. Upon adoption, the guidance was applied prospectively from the beginning of the fiscal year for new or materially modified arrangements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.	AIRGAS TRANSACTION

In February 2010, we commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights, for $60.00 per share in cash, less any required withholding tax, and subject to the terms and conditions set forth in the Offer to Purchase, dated 11 February 2010, as amended. Airgas, a Delaware company, is the largest U.S. distributor of industrial, medical, and specialty gases, and hard goods. On 9 December 2010, we increased the value of our tender offer to $70.00 per share. At this price, the total value of the transaction would be approximately $7.8 billion, including $6.1 billion of equity and $1.7 billion of assumed debt. The offer and withdrawal rights are scheduled to expire on 4 February 2011, unless further extended.

At the Airgas’ Annual Meeting of Shareholders on 15 September 2010, Airgas shareholders elected three directors nominated by Air Products and also voted in favor of Air Products’ three by-law amendment proposals. Following the Annual Meeting, Airgas filed suit in the Delaware Chancery Court to invalidate the by-law amendment that would move Airgas’ next annual meeting to January 2011. On 8 October 2010, the Delaware Chancery Court ruled that the by-law amendment was properly adopted at the Airgas Annual Meeting on 15 September 2010 and that it is valid under Delaware law. Airgas appealed the Court’s ruling and on 23 November 2010 the Delaware Supreme Court overturned the previous decision by the Delaware Chancery Court and invalidated the by-law amendment.

Further, in October 2010, the U.S. Federal Trade Commission approved the terms of a Consent Decree for the proposed acquisition of Airgas. The Consent Decree would permit us to acquire Airgas subject to the divestiture of certain assets within a period of time after the closing of the acquisition. The assets to be divested relate primarily to Airgas’ liquid bulk and on-site supply of atmospheric gases, including production and related assets.

Prior to the tender offer, we purchased approximately 1.5 million shares of Airgas stock for $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet.

In connection with this tender offer, we have secured committed financing in the form of a $6.7 billion term loan credit facility. Refer to Note 15, Debt, in our 2010 Form 10-K for additional information on this credit facility.

For the three months ended 31 December 2010, $43.5 ($27.2 after-tax, or $.12 per share) in expense was recognized related to this transaction and is included within acquisition-related costs on the consolidated income statement. For the year ended 30 September 2010, $96.0 in expense was recognized in relation to this transaction. This includes amortization of the fees related to the term loan credit facility and other acquisition-related costs. Total costs of this transaction are expected to be approximately $150 to $200.

4.	BUSINESS COMBINATIONS

In the second quarter of 2010, we entered into agreements that enabled us to acquire 100% of the outstanding shares of the French SAGA group (SAGA), which consists of SAGA, SAGA Medical, and SAGA Technologies. SAGA is an independent industrial gas provider in France with packaged gases, liquid bulk, and medical businesses. The acquisition of SAGA supports the Merchant Gases segment’s integration strategy by enhancing market position in southwest and central France. SAGA revenues for calendar year 2009 were approximately €25 million, or $35.

Under the terms of these agreements, we purchased 51.47% of the shares of SAGA on 1 March 2010 for €34.5 million or $47.2 ($25.0 net of cash acquired of $22.2). The remaining shares were purchased on 30 November 2010 for a fixed price of €44.8 million, or approximately $62. At 30 September 2010, this structure was accounted for as a financing of the purchase of the remaining shares and reported within short-term borrowings on the consolidated balance sheet.

5.	INVENTORIES

The components of inventories are as follows:

	31 December 2010	30 September 2010
Inventories at FIFO Cost
Finished goods	$423.1	$405.3
Work in process	30.9	29.3
Raw materials and supplies	207.1	208.2
	661.1	642.8
Less: Excess of FIFO cost over LIFO cost	(76.6)	(71.2)
	$584.5	$571.6

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2010 are as follows:

	30 September 2010	Acquisitions and Adjustments	Currency Translation	31 December 2010
Merchant Gases	$595.7	$—	$(6.4)	$589.3
Tonnage Gases	15.5	—	(.1)	15.4
Electronics and Performance Materials	303.4	—	4.1	307.5
	$914.6	$—	$(2.4)	$912.2

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

7.	FINANCIAL INSTRUMENTS

Currency Price Risk Management

Our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. It is our policy to minimize the cash flow volatility to changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that our cash flows will change in value due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward contracts is the Euro/U.S. Dollar.

In addition to the foreign exchange contracts that are designated as hedges, we also hedge foreign currency exposures utilizing forward exchange contracts that are not designated as hedges. These contracts are used to hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts is comprised of many different foreign currency pairs with a profile that changes from time to time depending on business activity and sourcing decisions.

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2010		30 September 2010
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,549.6	.4	$1,605.5	.5
Net investment hedges	628.2	2.8	648.5	3.0
Hedges not designated	402.2	.1	373.6	.2
Total Forward Exchange Contracts	$2,580.0	1.0	$2,627.6	1.1

In addition to the above, we use foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of our net investment in certain foreign affiliates. The designated foreign currency denominated debt at 31 December 2010 includes €729.2 million and NT$967.0 million, and at 30 September 2010 includes €782.1 million and NT$967.0 million. The designated intercompany loans include €437.0 million at 31 December 2010 and 30 September 2010.

Debt Portfolio Management

It is our policy to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, our debt portfolio and hedging program are managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made by us to preserve our access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) manage the aggregate interest rate risk and the debt portfolio in accordance with certain debt management parameters.

Interest Rate Swap Contracts

We enter into interest rate swap contracts to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in our debt portfolio. The current interest rate swap portfolio consists of fixed to floating swaps denominated in U.S. dollars and in Euros. In addition, we use interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is our policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when risk management deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge long-term intercompany and third-party borrowing transactions and certain net investments in foreign operations. The current cross currency swap portfolio consists of a single fixed to fixed swap between U.S. dollars and British Pound Sterling.

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	31 December 2010				30 September 2010
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$514.8	LIBOR	3.46%	4.3	$617.0	LIBOR	3.66%	3.8
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	3.2	$32.2	5.54%	5.48%	3.5

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2010	30 September 2010	Balance Sheet Location	30 December 2010	30 September 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:

Foreign exchange contracts	Other receivables	$22.3	$29.8	Accrued liabilities	$24.0	$22.3
Interest rate swap contracts	Other receivables	8.1	6.6	Accrued liabilities	.7	1.3
Foreign exchange contracts	Other noncurrent assets	40.3	38.7	Other noncurrent liabilities	15.5	19.9
Interest rate swap contracts	Other noncurrent assets	17.9	33.1	Other noncurrent liabilities	2.1	2.4
Total Derivatives Designated as Hedging Instruments		$88.6	$108.2		$42.3	$45.9
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$5.0	$6.2	Accrued liabilities	$6.1	$8.3
Total Derivatives		$93.6	$114.4		$48.4	$54.2

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, provides additional disclosures regarding fair value measurements, and discusses our counterparty risk.

The table below summarizes the gain or loss related to our cash flow, net investment, and non-designated hedges. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$6.2	$2.2	$—	$—	$—	$.2	$6.2	$2.4
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	.5	(2.8)	—	—	—	1.8	.5	(1.0)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	(7.3)	(1.5)	—	—	—	—	(7.3)	(1.5)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.2)	—	—	—	—	—	(.2)	—
Net Investment Hedges:

Net (gain) loss recognized in OCI	$(4.0)	$(8.6)	$(17.1)	$(31.8)	$(.2)	$.3	$(21.3)	$(40.1)
Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$(.2)	$1.0	$—	$—	$—	$—	$(.2)	$1.0

(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts and interest rate swaps.
(B)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $4.9 as of 31 December 2010 and $4.2 as of 30 September 2010. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all derivative transactions with counterparties that are highly rated financial institutions all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $44.8 as of 31 December 2010 and $52.2 as of 30 September 2010. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

8.	FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The methods and assumptions used to measure the fair value of financial instruments are as follows:

Derivatives

The fair value of our interest rate swap agreements and foreign exchange contracts are quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, we randomly test a subset of its valuations against valuations received from the transaction’s counterparty to validate the accuracy of its standard pricing models. The fair value of commodity swaps is based on current market price as provided by the financial institutions with which the commodity swaps have been executed. Counterparties to these derivative contracts are highly rated financial institutions.

Refer to Note 7, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line item classifications.

Available-for-Sale Securities

The fair value of available-for-sale securities is based on a market approach, specifically quoted market prices in publicly traded companies from the New York Stock Exchange and NASDAQ. These investments are reported within other noncurrent assets on the consolidated balance sheet, with holding gains and losses recorded to other comprehensive income, net of tax, within total equity.

Long-term Debt

The fair value of our debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard valuation models utilize observable market data such as interest rate yield curves and currency spot rates. The computation of the fair value of these instruments is generally performed by the Company.

The carrying values and fair values of financial instruments were as follows:

	31 December 2010		30 September 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Foreign exchange contracts	$67.6	$67.6	$74.7	$74.7
Interest rate swap contracts	26.0	26.0	39.7	39.7
Available-for-sale securities
Airgas investment	94.2	94.2	102.5	102.5
Other investments	—	—	1.1	1.1
Liabilities
Derivatives
Foreign exchange contracts	$45.6	$45.6	$50.5	$50.5
Interest rate swap contracts	2.8	2.8	3.7	3.7
Long-term debt, including current portion	3,671.0	3,908.5	3,842.3	4,146.4

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2010				30 September 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Foreign exchange contracts	$67.6	$—	$67.6	$—	$74.7	$—	$74.7	$—
Interest rate swap contracts	26.0	—	26.0	—	39.7	—	39.7	—
Available-for-sale securities
Airgas investment	94.2	94.2	—	—	102.5	102.5	—	—
Other investments	—	—	—	—	1.1	1.1	—	—
Total Assets at Fair Value	$187.8	$94.2	$93.6	$—	$218.0	$103.6	$114.4	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$45.6	$—	$45.6	$—	$50.5	$—	$50.5	$—
Interest rate swap contracts	2.8	—	2.8	—	3.7	—	3.7	—
Total Liabilities at Fair Value	$48.4	$—	$48.4	$—	$54.2	$—	$54.2	$—

Refer to Note 1, Major Accounting Policies, in our 2010 Form 10-K and Note 7, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

9.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three months ended 31 December 2010 and 2009 were as follows:

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$10.9	$7.2	$10.6	$6.2	$1.4	$1.2
Interest cost	30.8	15.7	30.9	15.9	.8	1.1
Expected return on plan assets	(44.9)	(16.6)	(41.1)	(16.8)	—	—
Prior service cost amortization	.6	.2	.7	.2	—	—
Actuarial loss amortization	16.0	7.4	11.7	5.1	1.0	.7
Settlement and curtailment charges	—	—	—	.5	—	—
Special termination benefits	—	—	—	3.5	—	—
Other	—	.4	—	.8	—	—
Net periodic benefit cost	$13.4	$14.3	$12.8	$15.4	$3.2	$3.0

For the three months ended 31 December 2010 and 2009, our cash contributions to funded plans and benefit payments under unfunded plans were $208.7 and $255.7, respectively. Total contributions for fiscal 2011 are expected to be approximately $247. During fiscal 2010, total contributions were $406.6.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $108 at 31 December 2010) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 to the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $108 at 31 December 2010) plus interest accrued thereon until final disposition of the proceedings.

We are required to provide security for the payment of the fine (and interest) in order to suspend execution of the judgment during the appeal process, during which time interest will accrue on the fine. The security is only collectible by the court in the event we are not successful in our appeal and do not timely pay the fine. The security could be in the form of a bank guarantee or in other forms which the courts deem acceptable. We have proposed a security interest in certain assets. Our security was accepted by a lower court, but that decision is on appeal.

While we do not expect that any sums we may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

Environmental

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2010 and 30 September 2010 included an accrual of $86.0 and $87.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $86 to a reasonably possible upper exposure of $100 as of 31 December 2010.

Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements in our 2010 Form 10-K for information on our environmental accruals related to the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities. At 31 December 2010, the accrual balances associated with the Pace, Florida, Piedmont, S.C., and Paulsboro, N.J. facilities totaled $36.0, $21.4, and $13.8, respectively.

11.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the three months ended 31 December 2010, we granted 932,026 stock options at a weighted-average exercise price of $86.39 and an estimated fair value of $23.83 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.2%-30.0%; expected dividend yield of 2.2%; expected life in years of 7.0-8.7; and a risk-free interest rate of 2.4%-2.9%. Fair values of stock options granted prior to October 1, 2010 were estimated using a lattice-based option valuation model. Beginning in fiscal 2011, we used the Black Scholes model to value stock option awards. The Black Scholes model is a widely used valuation technique that incorporates all the measurement objectives required by the share based compensation accounting guidance. Additionally, the Black Scholes model incorporates assumptions that reflect all substantive characteristics of our program. We believe the Black Scholes model improves comparability and efficiency. The impact of the change in valuation models was not significant to the consolidated financial statements. In addition, we granted 233,814 deferred stock units at a weighted-average grant-date fair value of $86.32 and 31,825 restricted shares at a weighted-average grant-date fair value of $86.39. Refer to Note 19, Share-Based Compensation, in our 2010 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three months ended 31 December 2010 was $10.2 ($6.3 after-tax). Of the share-based compensation cost recognized, $7.6 was a component of selling and administrative expense, $2.1 a component of cost of sales, and $.5 a component of research and development. Share-based compensation cost charged against income in the three months ended 31 December 2009 was $7.7 ($4.8 after-tax). The amount of share-based compensation cost capitalized in 2011 and 2010 was not material.

12.	EQUITY

The following is a summary of the changes in total equity for the three months ended 31 December:

	Three Months Ended 31 December
	2010			2009
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,546.9	$150.7	$5,697.6	$4,791.9	$138.1	$4,930.0
Net Income	268.6	7.3	275.9	251.8	5.0	256.8
Components of Other Comprehensive Income, net of tax:
Translation adjustments	40.1	7.9	48.0	34.2	.7	34.9
Net gain (loss) on derivatives	(6.1)	(.1)	(6.2)	(2.4)	—	(2.4)
Unrealized holding gain (loss) on available-for-sale securities	(5.2)	—	(5.2)	.1	—	.1
Reclassification adjustments:
Derivatives	7.0	—	7.0	2.5	—	2.5
Available-for-sale securities	(.2)	—	(.2)	—	—	—
Pension and postretirement benefits	16.5	—	16.5	12.2	.2	12.4
Total Other Comprehensive Income	52.1	7.8	59.9	46.6	.9	47.5
Comprehensive Income	320.7	15.1	335.8	298.4	5.9	304.3
Dividends on common stock (per share $.49, $.45)	(105.3)	—	(105.3)	(95.5)	—	(95.5)
Dividends to noncontrolling interests	—	—	—	—	(.2)	(.2)
Share-based compensation expense	10.2	—	10.2	7.7	—	7.7
Issuance of treasury shares for stock option and award plans	31.6	—	31.6	20.6	—	20.6
Tax benefits of stock option and award plans	13.3	—	13.3	11.9	—	11.9
Purchase of noncontrolling interests	(6.1)	—	(6.1)	—	—	—
Contribution from noncontrolling interests	—	1.4	1.4	—	6.5	6.5
Other equity transactions	(1.3)	—	(1.3)	(1.1)	(.1)	(1.2)
Balance at 31 December	$5,810.0	$167.2	$5,977.2	$5,033.9	$150.2	$5,184.1

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 December
	2010	2009
NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)	$268.6	$251.8
DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	214.2	211.7
Effect of dilutive securities
Employee stock options	4.1	4.4
Other award plans	.9	.9
	5.0	5.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	219.2	217.0
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS	$ 1.25	$ 1.19
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS	$ 1.23	$ 1.16

Options on 2.1 million and 2.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2010 and 2009, respectively.

14.	NONCONTROLLING INTEREST

In June 2010, we entered into agreements obligating us to purchase 25% of the remaining shares of CryoService Limited (CSL), a cryogenic and specialty gases company in the U.K., which increased our ownership interest from 72% to 97%. The agreements require the consideration, which is based on a multiple of earnings formula, to be remitted in January 2012. The share sale agreements effectively terminate the option agreements. The carrying value of the 25% noncontrolling interest at the time the sale share agreements were entered into was $10.8. As a result of this arrangement, the Company reduced the noncontrolling interest for the 25% purchase obligation and recorded an estimated liability based on the earnings formula. As the purchase of the noncontrolling interest does not result in a change of control, the difference between the carrying value of the 25% noncontrolling interest and the liability recognized was recorded as a reduction in capital in excess of par value.

In the first quarter of 2011, we revised our initial estimate of the liability and recorded an adjustment of $6.1 to the liability and capital in excess of par. At 31 December 2010, the liability amounted to $48.6 and has been reported in other noncurrent liabilities on the consolidated balance sheet.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	Three Months Ended 31 December
	2010	2009
Net Income Attributable to Air Products	$268.6	$251.8
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(6.1)	—
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$262.5	$251.8

15.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 31 December
	2010	2009
Revenues from External Customers
Merchant Gases	$ 987.8	$ 933.6
Tonnage Gases	766.0	697.9
Electronics and Performance Materials	526.0	433.4
Equipment and Energy	111.9	108.6
Segment and Consolidated Totals	$ 2,391.7	$ 2,173.5

Operating Income
Merchant Gases	$ 200.5	$ 189.6
Tonnage Gases	115.6	100.2
Electronics and Performance Materials	68.9	48.4
Equipment and Energy	20.2	7.8
Segment Total	$ 405.2	$ 346.0
Acquisition-related costs	(43.5)	—
Other	(1.1)	(1.0)
Consolidated Total	$ 360.6	$ 345.0

	31 December	30 September
	2010	2010
Identifiable Assets (A)
Merchant Gases	$ 5,061.9	$ 5,075.3
Tonnage Gases	3,999.7	3,876.4
Electronics and Performance Materials	2,312.9	2,275.8
Equipment and Energy	333.2	341.3
Segment Total	$11,707.7	$11,568.8
Other	840.0	1,024.3
Consolidated Total	$12,547.7	$12,593.1

(A)	Identifiable assets are equal to total assets less investments in and advances to equity affiliates.

Geographic Information

	Three Months Ended 31 December
	2010	2009
Revenues from External Customers
North America	$ 1,125.9	$ 1,027.9
Europe	729.2	724.3
Asia	481.8	371.5
Latin America/Other	54.8	49.8
Total	$ 2,391.7	$ 2,173.5

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2010 Form 10-K. An analysis of results for the first quarter of 2011 is provided in the Management’s Discussion and Analysis to follow.

All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles (GAAP), except as noted. All amounts are presented in millions of dollars, except for share data, unless otherwise indicated.

Captions such as net income attributable to Air Products and diluted earnings per share attributable to Air Products are simply referred to as “net income” and “diluted earnings per share” throughout this Management’s Discussion and Analysis, unless otherwise stated.

The discussion of first quarter results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude acquisition-related costs in 2011. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on page 23.

FIRST QUARTER 2011 VS. FIRST QUARTER 2010

FIRST QUARTER 2011 IN SUMMARY

—	Sales of $2,391.7 increased 10%, or $218.2. Underlying sales increased 11%, primarily due to volume growth in our Electronics and Performance Materials, Tonnage Gases and Merchant Gases segments.

—

Operating income of $360.6 increased 5%, or $15.6 and operating margin of 15.1% decreased 80 basis points (bp). On a non-GAAP basis, operating income of $404.1 increased 17%, or $59.1 and operating margin of 16.9% increased 100 bp, primarily from higher volumes.

—

Net income of $268.6 increased 7%, or $16.8, and diluted earnings per share of $1.23 increased 6%, or $.07. On a non-GAAP basis, net income of $295.8 increased 17%, or $44.0, and diluted earnings per share of $1.35 increased 16%, or $.19. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 December		Increase (Decrease)
	2010	2009
Diluted Earnings per Share	$1.23	$1.16	$.07
Acquisition-related costs	.12	—	.12
Diluted Earnings per Share – Non-GAAP Basis	$1.35	$1.16	$.19

Operating Income (after-tax)
Underlying business
Volume			$.25
Price/raw materials			—
Costs			(.02)
Currency			(.02)
Operating Income			.21

Other (after-tax)
Equity affiliates’ income			—
Interest expense			—
Income tax rate			—
Noncontrolling interest			(.01)
Average shares outstanding			(.01)
Other			(.02)
Total Change in Diluted Earnings per Share – Non-GAAP Basis			$.19

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2010	2009		$ Change	Change
Sales	$2,391.7	$2,173.5		$218.2	10%
Operating income – GAAP Basis	360.6	345.0		15.6	5%
Operating income – Non-GAAP Basis	404.1	345.0	*	59.1	17%
Operating margin – GAAP Basis	15.1%	15.9%		—	(80bp)
Operating margin – Non-GAAP Basis	16.9%	15.9	%*	—	100bp
Equity affiliates’ income	27.8	26.9		.9	3%

*	GAAP measure without non-GAAP adjustment

Sales

% Change from Prior Year
Underlying business
Volume	10%
Price	1%
Currency	(1)%
Total Consolidated Sales Change	10%

Underlying business increased sales 11%, primarily due to higher volumes in our Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments and higher pricing of 1%. Unfavorable currency translation decreased sales by 1%.

Operating Income and Margin – Non-GAAP Basis

Underlying business increased $65 primarily from higher volumes in the Electronics and Performance Materials, Tonnage, and Merchant Gases segments and increased pricing, partially offset by higher costs. Unfavorable currency translation and foreign exchange impacts decreased operating income by $6.

Equity Affiliates’ Income

Income from equity affiliates of $27.8 increased $.9. Higher equity affiliate income in the Merchant Gases segment was principally offset by a charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $244.6 increased $.5. S&A as a percent of sales decreased to 10.2% from 11.2%.

Research and Development (R&D)

R&D expense of $29.2 increased 7%, or $2.0, primarily due to increased spending in the Energy business. R&D, as a percent of sales, decreased to 1.2% from 1.3%.

Acquisition-Related Costs

For the first quarter of 2011, $43.5 ($27.2 after-tax, or $.12 per share) in expense was recognized related to the Airgas transaction and is included within acquisition-related costs on the consolidated income statement. Total costs of this transaction are expected to be approximately $150 to $200 of which $96.0 were recognized in fiscal year 2010. Refer to Note 3, Airgas Transaction, to the consolidated financial statements for details of these costs.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $6.7 decreased $4.7, primarily because insurance proceeds were received in the prior year in final settlement of a claim related to a fire at a production facility in 2008. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2010	2009
Interest incurred	$34.7	$36.4
Less: capitalized interest	3.7	4.8
Interest expense	$31.0	$31.6

Interest incurred decreased $1.7. The decrease was driven by a lower average debt balance and the impact of a stronger dollar on the translation of foreign currency interest, partially offset by higher average interest rates on variable rate debt. The change in capitalized interest is driven by a decrease in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. On a GAAP basis, the effective tax rate was 22.8% and 24.5% in the first quarter of 2011 and 2010, respectively. On a non-GAAP basis, the effective tax rate was 24.4% and 24.5% in the first quarter of 2011 and 2010, respectively.

Net Income

Net income was $268.6 compared to $251.8 and diluted earnings per share was $1.23 compared to $1.16. On a non-GAAP basis, net income was $295.8 compared to $251.8 and diluted earnings per share was $1.35 compared to $1.16. A summary table of changes in earnings per share is presented on page 19.

Segment Analysis

Merchant Gases

	Three Months Ended 31 December
	2010	2009	$ Change	Change
Sales	$987.8	$933.6	$54.2	6%
Operating income	200.5	189.6	10.9	6%
Operating margin	20.3%	20.3%	—	—
Equity affiliates’ income	28.8	21.3	7.5	35%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	7%
Price	1%
Currency	(2)%
Total Merchant Gases Sales Change	6%

Underlying sales increased 8% primarily due to higher volumes of 7% and higher pricing of 1%. Volumes increased driven by very strong growth in Asia and improvement in our North American and European liquid bulk businesses. Currency had an unfavorable impact of 2% on sales.

In North America, sales increased 6%, with volumes up 3% and price up 3%. The increase in volumes was primarily driven by growth in liquid oxygen, liquid nitrogen and liquid argon. Pricing increased across all product lines, partially offset by unfavorable customer mix. In Europe, sales decreased 4%, primarily due to unfavorable currency impacts of 6%. Underlying sales increased 2% due to increased volumes of 3%, partially offset by lower pricing of 1%. The volume increase was primarily due to stronger liquid/bulk growth and modest package gas improvement, partially offset by lower healthcare volumes. In Asia, sales increased 35%, with volumes up 25%, pricing up 5% and a favorable currency impact of 5%. Volumes were up due to strength across all products.

Merchant Gases Operating Income and Margin

Operating income increased primarily due to higher volumes of $19 and improved pricing of $12, partially offset by higher distribution, maintenance, and power costs of $15 and unfavorable currency of $5. Operating margin remained consistent with the prior year.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased as a result of higher volumes and an unfavorable adjustment in the prior year.

Tonnage Gases

	Three Months Ended 31 December
	2010	2009	$ Change	Change
Sales	$766.0	$697.9	$68.1	10%
Operating income	115.6	100.2	$15.4	15%
Operating margin	15.1%	14.4%	—	70bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	12%
Currency	(1)%
Energy and raw material cost pass-through	(1)%
Total Tonnage Gases Sales Change	10%

Sales increased primarily due to higher volumes of 12% resulting from the loading of existing assets and new plant onstreams in the prior year, partially offset by unfavorable currency of 1%. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, decreasing sales by 1%.

Tonnage Gases Operating Income

Operating income increased primarily from lower costs of $9 and higher volumes from new plant start-ups of $6. The decrease in costs was due to reduced maintenance costs and improved plant efficiency. Operating margin increased due to lower costs and lower natural gas cost pass-through to customers.

Electronics and Performance Materials

	Three Months Ended 31 December
	2010	2009	$ Change	Change
Sales	$526.0	$433.4	$92.6	21%
Operating income	68.9	48.4	20.5	42%
Operating margin	13.1%	11.2%	—	190bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	21%
Price	—%
Currency	—%
Total Electronics and Performance Materials Sales Change	21%

Sales increased due to higher volumes. Electronics sales increased 30%, reflecting increased volumes in tonnage, specialty materials, and the equipment business. Performance Materials sales increased 11% due to volume growth across all end markets globally.

Electronics and Performance Materials Operating Income

Operating income increased, primarily from improved volumes of $27 and lower costs of $4 from benefits of prior year restructuring actions, partially offset by higher raw material costs of $9. Operating margin improved due to higher volumes and lower costs.

Equipment and Energy

	Three Months Ended 31 December
	2010	2009	$ Change	% Change
Sales	$111.9	$108.6	$3.3	3%
Operating income	20.2	7.8	12.4	N/M

Equipment and Energy Sales and Operating Income

Sales and operating income increased due to increased LNG project activity.

The sales backlog for the Equipment business at 31 December 2010 was $209, compared to $274 at 30 September 2010.

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

Other operating loss was $(1.1) compared to $(1.0). No individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Operating Income	Operating Margin (b)	Net Income	Diluted EPS
2011 GAAP	$360.6	15.1%	$268.6	$1.23
2010 GAAP	345.0	15.9%	251.8	1.16
Change GAAP	$15.6	(80bp )	$16.8	$.07
% Change GAAP	5%		7%	6%
2011 GAAP	$360.6	15.1%	$268.6	$1.23

Acquisition-related costs (tax impact $16.3) (a)	43.5	1.8%	27.2	.12
2011 Non-GAAP Measure	$404.1	16.9%	$295.8	$1.35

Change Non-GAAP Measure	$59.1	100bp	$44.0	$.19
% Change Non-GAAP Measure	17%		17%	16%

	Effective Tax Rate
	2011	2010
Income Tax Provision — GAAP	$81.5	$83.5
Income before taxes — GAAP	$357.4	$340.3
Effective Tax Rate — GAAP	22.8%	24.5%

Income Tax Provision — GAAP	$81.5	$83.5
Acquisition-related costs tax impact	16.3	—
Income Tax Provision — Non-GAAP Measure	$97.8	$83.5

Income before taxes — GAAP	$357.4	$340.3
Acquisition-related costs	43.5	—
Income before taxes — Non-GAAP Measure	$400.9	$340.3
Effective Tax Rate — Non-GAAP Measure	24.4%	24.5%

(a)	Based on statutory tax rate of 37.4%
(b)	Operating Margin is calculated by dividing operating income by sales.

PENSION BENEFITS

Refer to Note 9, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions. For additional information on our pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 16, Retirement Benefits, to the consolidated financial statements in our 2010 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2011. We continue to have consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $142.7, or 74%. The increase resulted from higher net income of $16.8 combined with the favorable impact of changes in working capital of $194.4, partially offset by unfavorable noncash adjustments to income of $68.5.

Noncash adjustments include depreciation and amortization, impairment charges, deferred income taxes, and share-based compensation cost. Adjustments impacting operating activities also include changes in operating assets, such as noncurrent capital lease receivables, and liabilities which reflect timing differences between the receipt or disbursement of cash and their recognition in earnings.

—

Net income in the current year included a noncash expense for acquisition-related costs of $31.5. Net income in 2010 included a noncash expense for deferred income taxes of $115.3 relating primarily to the payment of pension contributions and utilization of tax benefit carry-forwards.

Changes in working capital decreased cash used (positive cash flow variance) by $194.4 and included:

—

A $110.1 positive cash flow variance in other working capital accounts due to higher accrued income taxes, as the prior year included the benefit of pension plan contributions and the utilization of tax benefit carry-forwards.

—	A $60.6 positive cash flow variance from payables and accrued liabilities resulting primarily from lower pension contributions.

Investing Activities

Cash used for investing activities increased $1.4 and included:

—	Proceeds from the sale of assets and investments increased $20.1.

—

Changes in restricted cash, due to lower project spending, resulted in a reduced source of cash of $16.3. The proceeds from the issuance of certain Industrial Revenue Bonds must be held in escrow until related project spending occurs and are classified as noncurrent assets in the balance sheet.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2010	2009
Additions to plant and equipment	$306.9	$288.8
Acquisitions, less cash acquired	—	9.9
Investment in and advances to unconsolidated affiliates	—	3.0
Capital expenditures on a GAAP basis	$306.9	$301.7
Capital lease expenditures (A)	62.1	43.5
Capital expenditures on a Non-GAAP basis	369.0	$345.2

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

Financing Activities

Cash used for financing activities increased $106.9, primarily due to a net decrease in borrowings of $107.9.

—

Company borrowings (short- and long-term proceeds, net of repayments) were a net repayment of $132.4 as compared to net repayments of $24.5 during 2010. Payments in 2011 included a $125.0 Medium-term note and the purchase of the remaining shares of SAGA (€44.8 million, or approximately $62), as more fully described in Note 4, Business Combinations, to the consolidated financial statements.

Total debt at 31 December 2010 and 30 September 2010, expressed as a percentage of the sum of total debt and total equity, was 40.0% and 42.0%, respectively. Total debt decreased from $4,128.3 at 30 September 2010 to $3,992.0 at 31 December 2010.

The Company’s total multicurrency revolving facility, maturing in July 2013, amounted to $2,000.0 at 31 December 2010. No borrowings were outstanding under these commitments. Additional commitments totaling $519.2 are maintained by our foreign subsidiaries, of which $408.0 was borrowed and outstanding at 31 December 2010.

In February 2010, we commenced a tender offer to acquire all outstanding common stock of Airgas as further discussed in Note 3, Airgas Transaction, to the consolidated financial statements. In connection with this tender offer, we have secured committed financing in the form of a $6.7 billion term loan credit facility. Refer to Note 15, Debt, in our 2010 Form 10-K for additional information on this credit facility.

We are in compliance with all of the financial and other covenants under our debt agreements.

In 2007, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. In the first three months of 2011, we did not purchase any shares under this authorization. At 31 December 2010, $649.2 in share repurchase authorization remained.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2010 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements in our 2010 Form 10-K and Note 10, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in our 2010 Form 10-K. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

RELATED PARTY TRANSACTIONS

Our principal related parties are equity affiliates operating in the industrial gas business. We did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated at arm’s length with clearly independent parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of our financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 1, Major Accounting Policies, to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in our 2010 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on our financial condition, change in financial condition, liquidity or results of operations.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation, stalling of the global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products, future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; consequences of acts of war or terrorism impacting the United States’ and other markets; the effects of a pandemic or epidemic or a natural disaster; charges related to current portfolio management and cost reduction actions; the success of implementing cost reduction programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of new or changed environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting standards; and the timing and rate at which tax credits can be utilized and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2010. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions or circumstances upon which any such forward-looking statements are based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2010 Form 10-K.

There were no material changes to market risk sensitivities for interest rate risk on fixed debt, foreign currency exchange rate risk, or commodity price risk since 30 September 2010.

The net financial instrument position decreased from a liability of $4,086 at 30 September 2010 to a liability of $3,863 at 31 December 2010, principally due to the repayment of debt.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of 31 December 2010 (the Evaluation Date), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2011 awards.

10.2	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 July 2010.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 25 January 2011	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2011 awards.

10.2	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 July 2010.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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