Form 10-Q
period 2011-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2011-04-26
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 March 2011

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 25 April 2011
Common Stock, $1 par value	211,896,649

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 March 2011	30 September 2010
Assets
Current Assets
Cash and cash items	$ 270.3	$ 374.3
Trade receivables, less allowances for doubtful accounts	1,606.1	1,481.9
Inventories	597.2	571.6
Contracts in progress, less progress billings	123.0	163.6
Prepaid expenses	112.6	70.3
Other receivables and current assets	267.3	372.1
Total Current Assets	2,976.5	3,033.8
Investment in Net Assets of and Advances to Equity Affiliates	979.3	912.8
Plant and Equipment, at cost	17,119.8	16,309.7
Less: Accumulated depreciation	9,758.0	9,258.4
Plant and Equipment, net	7,361.8	7,051.3
Goodwill	945.6	914.6
Intangible Assets, net	288.7	285.7
Noncurrent Capital Lease Receivables	882.4	770.4
Other Noncurrent Assets	386.4	537.3
Total Assets	$ 13,820.7	$ 13,505.9

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$ 1,460.8	$ 1,702.0
Accrued income taxes	66.4	73.6
Short-term borrowings	662.1	286.0
Current portion of long-term debt	22.0	182.5
Total Current Liabilities	2,211.3	2,244.1
Long-Term Debt	3,711.8	3,659.8
Other Noncurrent Liabilities	1,492.2	1,569.3
Deferred Income Taxes	406.2	335.1
Total Liabilities	7,821.5	7,808.3
Commitments and Contingencies – See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; 2011 and 2010 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	793.7	802.2
Retained earnings	8,195.2	7,852.2
Accumulated other comprehensive income (loss)	(982.2)	(1,159.4)
Treasury stock, at cost (2011 – 37,558,935 shares; 2010 – 35,652,719 shares)	(2,430.9)	(2,197.5)
Total Air Products Shareholders’ Equity	5,825.2	5,546.9
Noncontrolling Interests	174.0	150.7
Total Equity	5,999.2	5,697.6
Total Liabilities and Equity	$ 13,820.7	$ 13,505.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March		Six Months Ended 31 March
(Millions of dollars, except for share data)	2011	2010	2011	2010
Sales	$ 2,501.3	$2,249.0	$ 4,893.0	$4,422.5
Cost of sales	1,802.5	1,628.7	3,523.0	3,197.3
Selling and administrative	259.4	240.4	504.0	484.5
Research and development	27.9	26.3	57.1	53.5
Net loss on Airgas transaction	5.0	23.4	48.5	23.4
Other income, net	13.0	10.4	19.7	21.8
Operating Income	419.5	340.6	780.1	685.6
Equity affiliates’ income	31.7	32.2	59.5	59.1
Interest expense	29.4	29.5	60.4	61.1
Income before Taxes	421.8	343.3	779.2	683.6
Income tax provision	110.3	84.9	191.8	168.4
Net Income	311.5	258.4	587.4	515.2
Less: Net Income Attributable to Noncontrolling Interests	7.2	6.4	14.5	11.4
Net Income Attributable to Air Products	$ 304.3	$252.0	$ 572.9	$503.8

Basic Earnings Per Common Share Attributable to Air Products	$ 1.42	$1.19	$ 2.68	$2.38
Diluted Earnings Per Common Share Attributable to Air Products	$ 1.39	$1.16	$ 2.62	$2.32
Weighted Average of Common Shares Outstanding (in millions)	213.8	212.1	214.0	211.9
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	218.8	216.9	219.0	217.0
Dividends Declared Per Common Share – Cash	$ .58	$.49	$ 1.07	$.94

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March
(Millions of dollars)	2011	2010
Net Income	$ 311.5	$ 258.4
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax (benefit) of $(34.1) and $47.5	116.4	34.4
Net gain (loss) on derivatives, net of tax (benefit) of $5.3 and $(3.7)	8.6	(6.9)
Unrealized holding gain on available-for-sale securities, net of tax (benefit) of $(.1) and $9.5	.6	16.4
Reclassification adjustments:
Derivatives, net of tax (benefit) of $(1.2) and $2.8	(1.6)	5.3
Available-for-sale securities, net of tax (benefit) of $(9.2)	(15.9)	—
Pension and postretirement benefits, net of tax (benefit) of $8.8 and $6.1	17.1	11.3
Total Other Comprehensive Income	125.2	60.5
Comprehensive Income	436.7	318.9
Comprehensive Income Attributable to Noncontrolling Interests	7.3	6.1
Comprehensive Income Attributable to Air Products	$ 429.4	$ 312.8

	Six Months Ended 31 March
(Millions of dollars)	2011	2010
Net Income	$ 587.4	$ 515.2
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax (benefit) of $(20.1) and $56.6	164.4	69.3
Net gain (loss) on derivatives, net of tax (benefit) of $1.3 and $(4.8)	2.4	(9.3)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $(3.3) and $9.5	(4.6)	16.5
Reclassification adjustments:
Derivatives, net of tax (benefit) of $3.0 and $3.7	5.4	7.8
Available-for-sale securities, net of tax (benefit) of $(9.3)	(16.1)	—
Pension and postretirement benefits, net of tax (benefit) of $17.4 and $12.6	33.6	23.7
Total Other Comprehensive Income	185.1	108.0
Comprehensive Income	772.5	623.2
Comprehensive Income Attributable to Noncontrolling Interests	22.4	12.0
Comprehensive Income Attributable to Air Products	$ 750.1	$ 611.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 31 March
(Millions of dollars)	2011	2010
Operating Activities
Net Income	$ 587.4	$ 515.2
Less: Net income attributable to noncontrolling interests	14.5	11.4
Net income attributable to Air Products	$ 572.9	$ 503.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	435.1	434.4
Deferred income taxes	62.1	133.2
Undistributed earnings of unconsolidated affiliates	(7.7)	(29.6)
(Gain) loss on sale of assets and investments	(6.1)	(1.4)
Share-based compensation	21.9	22.7
Noncurrent capital lease receivables	(98.4)	(71.0)
Net loss on Airgas transaction	48.5	23.4
Payment of acquisition-related costs	(153.8)	(2.4)
Other adjustments	51.7	39.0
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(82.0)	(129.9)
Inventories	(15.2)	(3.9)
Contracts in progress, less progress billings	42.6	17.3
Other receivables	11.0	(10.9)
Payables and accrued liabilities	(233.9)	(332.4)
Other working capital	(22.0)	(49.6)
Cash Provided by Operating Activities	626.7	542.7
Investing Activities
Additions to plant and equipment	(612.7)	(516.9)
Acquisitions, less cash acquired	—	(34.9)
Investment in and advances to unconsolidated affiliates	(24.2)	(4.5)
Investment in Airgas stock	—	(69.6)
Proceeds from sale of Airgas stock	94.7	—
Proceeds from sale of assets and investments	51.3	22.0
Change in restricted cash	10.4	25.2
Cash Used for Investing Activities	(480.5)	(578.7)
Financing Activities
Long-term debt proceeds	43.0	67.4
Payments on long-term debt	(172.1)	(83.0)
Net increase (decrease) in commercial paper and short-term borrowings	341.3	(55.6)
Dividends paid to shareholders	(210.1)	(190.5)
Purchase of treasury stock	(350.0)	—
Proceeds from stock option exercises	72.6	35.4
Excess tax benefit from share-based compensation	18.6	9.7
Other financing activities	.8	(2.5)
Cash Used for Financing Activities	(255.9)	(219.1)
Effect of Exchange Rate Changes on Cash	5.7	(2.2)
Decrease in Cash and Cash Items	(104.0)	(257.3)
Cash and Cash Items – Beginning of Year	374.3	488.2
Cash and Cash Items – End of Period	$ 270.3	$ 230.9
Supplemental Cash Flow Information
Significant noncash transaction:
Short-term borrowings associated with SAGA acquisition	$ —	$ 60.6

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2010 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first six months of 2011. Beginning in fiscal year 2011, we moved from a lattice-based option valuation model to a Black Scholes model to value stock option awards. The change in valuation models was not significant to our consolidated financial statements. Refer to Note 11, Share-Based Compensation, for further details on this change in accounting estimate.

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

In February 2010, we commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights, for $60.00 per share in cash, less any required withholding tax. The offer was subject to certain terms and conditions set forth in the Offer to Purchase dated 11 February 2010, as amended, including Airgas’ redemption of the preferred stock purchase rights or such rights otherwise being inapplicable to our purchase of Airgas stock. Airgas, a Delaware company, is the largest U.S. distributor of industrial, medical, and specialty gases, and hard goods. On 9 December 2010, we increased the value of our tender offer to $70.00 per share. At this price, the total value of the transaction would have been approximately $7.8 billion, including $6.1 billion of equity and $1.7 billion of assumed debt. Based on a decision by the Delaware Chancery Court to uphold the decision of Airgas’ Board of Directors to retain the preferred stock purchase rights, we withdrew our offer on 15 February 2011.

In connection with the tender offer, we had secured committed financing in the form of a $6.7 billion term loan credit facility. Refer to Note 15, Debt, in our 2010 Form 10-K for additional information on this credit facility which would have expired 4 February 2011. On 3 February 2011, we entered into an amended and restated credit agreement providing for an amended $6.7 billion term loan credit facility with a maturity date of 4 June 2011. The amended credit facility agreement contained the same covenants as the original agreement: one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. No additional underwriting fees were incurred in relation to the amended agreement. On 16 February 2011, in connection with the termination of the offer to purchase all outstanding shares of common stock of Airgas, the credit facility was terminated. No early termination penalties were incurred and all fees previously accrued and due under the credit facility were paid as of the date of termination.

Prior to the tender offer, we purchased approximately 1.5 million shares of Airgas stock for a total cost of $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. On 16 February 2011, we sold the 1.5 million shares of Airgas stock for total proceeds of $94.7 and recognized a gain of $25.1 ($15.9 after-tax, or $.07 per share).

For the three and six months ended 31 March 2011, a net loss of $5.0 ($4.4 after-tax, or $.02 per share) and $48.5 ($31.6 after-tax, or $.14 per share), respectively, was recognized related to this transaction. These amounts are reflected separately on the consolidated income statement within “Net loss on Airgas transaction” and include amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. For the six months ended 31 March 2011 and 2010, cash payments for the acquisition-related costs were $153.8 and $2.4, respectively. These payments are classified as operating activities on the consolidated statements of cash flows.

4.	BUSINESS COMBINATIONS

In the second quarter of 2010, we entered into agreements that enabled us to acquire 100% of the outstanding shares of the French SAGA group (SAGA), which consists of SAGA, SAGA Medical, and SAGA Technologies. SAGA is an independent industrial gas provider in France with packaged gases, liquid/bulk, and medical businesses. The acquisition of SAGA supports the Merchant Gases segment’s integration strategy by enhancing its market position in southwest and central France. SAGA revenues for calendar year 2009 were approximately €25 million, or $35.

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

5.	INVENTORIES

The components of inventories are as follows:

	31 March 2011	30 September 2010
Inventories at FIFO Cost
Finished goods	$ 435.2	$ 405.3
Work in process	30.7	29.3
Raw materials and supplies	207.9	208.2
	673.8	642.8
Less: Excess of FIFO cost over LIFO cost	(76.6)	(71.2)
	$ 597.2	$ 571.6

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2011 are as follows:

	30 September 2010	Acquisitions and Adjustments	Currency Translation	31 March 2011
Merchant Gases	$ 595.7	$ —	$ 23.0	$ 618.7
Tonnage Gases	15.5	—	.5	16.0
Electronics and Performance Materials	303.4	—	7.5	310.9
	$ 914.6	$ —	$ 31.0	$ 945.6

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

The table below summarizes the Company’s outstanding currency price risk management instruments:

	31 March 2011		30 September 2010
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$ 1,568.0	.4	$ 1,605.5	.5
Net investment hedges	665.8	2.5	648.5	3.0
Hedges not designated	424.7	.1	373.6	.2
Total Forward Exchange Contracts	$ 2,658.5	.9	$ 2,627.6	1.1

In addition to the above, we use foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of our net investment in certain foreign affiliates. The designated foreign currency denominated debt at 31 March 2011 includes €746.7 million and NT$967.0 million, and at 30 September 2010 includes €782.1 million and NT$967.0 million. The designated intercompany loans include €437.0 million at 31 March 2011 and 30 September 2010.

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

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	31 March 2011				30 September 2010
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$ 591.8	LIBOR	3.39%	5.0	$ 617.0	LIBOR	3.66%	3.8
Cross currency interest rate swaps (net investment hedge)	$ 32.2	5.54%	5.48%	3.0	$ 32.2	5.54%	5.48%	3.5

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	31 March 2011	30 September 2010	Balance Sheet	31 March 2011	30 September 2010
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:

Foreign exchange contracts	Other receivables	$ 23.7	$ 29.8	Accrued liabilities	$ 17.8	$ 22.3
Interest rate swap contracts	Other receivables	6.9	6.6	Accrued liabilities	.9	1.3
Foreign exchange contracts	Other noncurrent assets	24.9	38.7	Other noncurrent liabilities	29.4	19.9
Interest rate swap contracts	Other noncurrent assets	13.1	33.1	Other noncurrent liabilities	2.9	2.4
Total Derivatives Designated as Hedging Instruments		$ 68.6	$ 108.2		$ 51.0	$ 45.9
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other receivables	$ 3.1	$ 6.2	Accrued liabilities	$ 3.6	$ 8.3
Total Derivatives		$ 71.7	$ 114.4		$ 54.6	$ 54.2

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, net investment hedges, and derivatives not designated as hedging instruments. The amounts of gain or loss associated with the outstanding fair value hedges are not material.

	Three Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$ (8.6)	$ 6.9	$ —	$ —	$ —	$ —	$ (8.6)	$ 6.9
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(6.6)	(2.1)	—	—	—	.2	(6.6)	(1.9)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	8.1	(3.2)	—	—	—	—	8.1	(3.2)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	.1	(.2)	—	—	—	—	.1	(.2)
Net Investment Hedges:

Net (gain) loss recognized in OCI	$ 18.3	$ (27.0)	$ 71.2	$ (58.4)	$ .5	$ (1.2)	$ 90.0	$ (86.6)
Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$ .9	$ (4.5)	$ —	$ —	$ —	$ —	$ .9	$ (4.5)

	Six Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:

Net (gain) loss recognized in OCI (effective portion)	$ (2.4)	$ 9.1	$ —	$ —	$ —	$ .2	$ (2.4)	$ 9.3
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(6.1)	(4.9)	—	—	—	2.0	(6.1)	(2.9)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	.8	(4.7)	—	—	—	—	.8	(4.7)
Net (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.1)	(.2)	—	—	—	—	(.1)	(.2)
Net Investment Hedges:

Net (gain) loss recognized in OCI	$ 14.3	$ (35.6)	$ 54.1	$ (90.2)	$ .3	$ (.9)	$ 68.7	$ (126.7)
Derivatives Not Designated as Hedging Instruments:

Net (gain) loss recognized in other (income) expense (B)	$ .7	$ (3.5)	$ —	$ —	$ —	$ —	$ .7	$ (3.5)
(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to commodity swap contracts and interest rate swaps.
(B)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $16.7 as of 31 March 2011 and $4.2 as of 30 September 2010. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all derivative transactions with counterparties that are highly rated financial institutions all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $23.7 as of 31 March 2011 and $52.2 as of 30 September 2010. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

8.	FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The methods and assumptions used to measure the fair value of financial instruments are as follows:

Derivatives

The fair value of our interest rate swap agreements and foreign exchange contracts are quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, we randomly test a subset of our valuations against valuations received from the transaction’s counterparty to validate the accuracy of our standard pricing models.

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

Other Liabilities

Other liabilities include the obligation to purchase 25% of the remaining shares of CryoService Limited (CSL). CSL is not publically traded and therefore, no observable market exists for the shares. The fair value of the outstanding liability was determined using an internally developed valuation model that was based on a multiple of earnings formula. The liability is reported in accrued liabilities on the consolidated balance sheet.

The carrying values and fair values of financial instruments were as follows:

	31 March 2011		30 September 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Foreign exchange contracts	$ 51.7	$51.7	$ 74.7	$74.7
Interest rate swap contracts	20.0	20.0	39.7	39.7
Available-for-sale securities
Airgas investment	—	—	102.5	102.5
Other investments	—	—	1.1	1.1
Liabilities
Derivatives
Foreign exchange contracts	$ 50.8	$50.8	$ 50.5	$50.5
Interest rate swap contracts	3.8	3.8	3.7	3.7
Long-term debt, including current portion	3,733.8	3,903.9	3,842.3	4,146.4
Other liabilities	51.4	51.4	42.0	42.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 March 2011				30 September 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Foreign exchange contracts	$51.7	$—	$51.7	$—	$74.7	$—	$74.7	$—
Interest rate swap contracts	20.0	—	20.0	—	39.7	—	39.7	—
Available-for-sale securities
Airgas investment	—	—	—	—	102.5	102.5	—	—
Other investments	—	—	—	—	1.1	1.1	—	—
Total Assets at Fair Value	$71.7	$—	$71.7	$—	$218.0	$103.6	$114.4	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$50.8	$—	$50.8	$—	$50.5	$—	$50.5	$—
Interest rate swap contracts	3.8	—	3.8	—	3.7	—	3.7	—
Other liabilities	51.4	—	—	51.4	42.0	—	—	42.0
Total Liabilities at Fair Value	$106.0	$—	$54.6	$51.4	$96.2	$—	$54.2	$42.0

Refer to Note 1, Major Accounting Policies, in our 2010 Form 10-K and Note 7, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance as of 30 September 2010	$42.0
Expense included in earnings	.5
Adjustment to initial estimate	6.1
Balance as of 31 December 2010	$48.6
Expense included in earnings	1.7
Currency translation adjustment	1.1
Balance as of 31 March 2011	$51.4

9.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and six months ended 31 March 2011 and 2010 were as follows:

	Pension Benefits				Other Benefits
Three Months Ended 31 March	2011		2010		2011	2010
	U.S.	International	U.S.	International
Service cost	$10.9	$ 7.3	$10.6	$ 6.0	$1.4	$1.2
Interest cost	30.7	16.0	30.9	15.1	.8	1.1
Expected return on plan assets	(44.9)	(17.0)	(41.1)	(16.1)	—	—
Prior service cost amortization	.6	.2	.7	.2	—	—
Actuarial loss amortization	16.0	8.2	11.7	4.9	1.0	.7
Settlement and curtailment charges	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Other	—	.5	—	.6	—	—
Net periodic benefit cost	$13.3	$ 15.2	$12.8	$ 10.7	$3.2	$3.0

	Pension Benefits				Other Benefits
Six Months Ended 31 March	2011		2010		2011	2010
	U.S.	International	U.S.	International
Service cost	$21.8	$ 14.5	$21.2	$ 12.2	$2.8	$2.4
Interest cost	61.5	31.7	61.8	31.0	1.6	2.2
Expected return on plan assets	(89.8)	(33.6)	(82.2)	(32.9)	—	—
Prior service cost amortization	1.2	.4	1.4	.4	—	—
Actuarial loss amortization	32.0	15.6	23.4	10.0	2.0	1.4
Settlement and curtailment charges	—	—	—	.5	—	—
Special termination benefits	—	—	—	3.5	—	—
Other	—	.9	—	1.4	—	—
Net periodic benefit cost	$26.7	$ 29.5	$25.6	$ 26.1	$6.4	$6.0

For the six months ended 31 March 2011 and 2010, our cash contributions to funded plans and benefit payments under unfunded plans were $221.4 and $337.7, respectively. Total contributions for fiscal 2011 are expected to be approximately $247. During fiscal 2010, total contributions were $406.6.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $110 at 31 March 2011) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $110 at 31 March 2011) plus interest accrued thereon until final disposition of the proceedings.

We are required to provide security for the payment of the fine (and interest) in order to suspend execution of the judgment during the appeal process, during which time interest will accrue on the fine. The security is only collectible by the court in the event we are not successful in our appeal and do not timely pay the fine. The security could be in the form of a bank guarantee or in other forms which the courts deem acceptable. The form of the security to be provided by the Company has not been finally determined.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2010 Form 10-K. The consolidated balance sheets at 31 March 2011 and 30 September 2010 included an accrual of $84.0 and $87.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $84 to a reasonably possible upper exposure of $98 as of 31 March 2011.

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

PACE

At 31 March 2011, $35.7 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 March 2011, $21.2 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 31 March 2011, $8.1 of the environmental accrual was related to the Paulsboro site.

During the first quarter of 2009, management committed to a plan to sell the production facility in Paulsboro, New Jersey and recognized a $16.0 environmental liability associated with this site. The change in the liability balance since it was established is a result of spending and changes in the estimated exposure. In December 2009, the Company completed the sale of this facility. The Company is required by the New Jersey state law to investigate and, if contaminated, remediate a site upon its sale. The Company estimates that it will take at least several years to complete the investigation/remediation efforts at this site.

11.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the six months ended 31 March 2011, we granted 932,026 stock options at a weighted-average exercise price of $86.39 and an estimated fair value of $23.83 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.2%-30.0%; expected dividend yield of 2.2%; expected life in years of 7.0-8.7; and a risk-free interest rate of 2.4%-2.9%. Fair values of stock options granted prior to October 1, 2010 were estimated using a lattice-based option valuation model. Beginning in fiscal 2011, we used the Black Scholes model to value stock option awards. The Black Scholes model is a widely used valuation technique that incorporates all the measurement objectives required by the share based compensation accounting guidance. Additionally, the Black Scholes model incorporates assumptions that reflect all substantive characteristics of our program. We believe the Black Scholes model improves comparability and efficiency. The impact of the change in valuation models was not significant to the consolidated financial statements. In addition, we granted 235,803 deferred stock units at a weighted-average grant-date fair value of $86.36 and 31,825 restricted shares at a weighted-average grant-date fair value of $86.39. Refer to Note 19, Share-Based Compensation, in our 2010 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three and six months ended 31 March 2011 was $11.7 ($7.1 after-tax) and $21.9 ($13.5 after-tax), respectively. Of the share-based compensation cost recognized, $19.1 was a component of selling and administrative expense, $1.8 a component of cost of sales, and $1.0 a component of research and development. Share-based compensation cost charged against income in the three and six months ended 31 March 2010 was $15.0 ($9.4 after-tax) and $22.7 ($14.2 after-tax), respectively. The amount of share-based compensation cost capitalized in 2011 and 2010 was not material.

12.	EQUITY

The following is a summary of the changes in total equity for the three and six months ended 31 March:

	Three Months Ended 31 March
	2011			2010
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 December	$5,810.0	$ 167.2	$5,977.2	$5,033.9	$ 150.2	$5,184.1
Net Income	304.3	7.2	311.5	252.0	6.4	258.4
Components of Other Comprehensive Income (Loss)
Translation adjustments	116.3	.1	116.4	34.7	(.3)	34.4
Net gain (loss) on derivatives	8.6	—	8.6	(6.9)	—	(6.9)
Unrealized holding gain on available-for-sale securities	.6	—	.6	16.4	—	16.4
Reclassification adjustments:
Derivatives	(1.6)	—	(1.6)	5.3	—	5.3
Available-for-sale securities	(15.9)	—	(15.9)	—	—	—
Pension and postretirement benefits	17.1	—	17.1	11.3	—	11.3
Total Other Comprehensive Income (Loss)	125.1	.1	125.2	60.8	(.3)	60.5
Comprehensive Income	429.4	7.3	436.7	312.8	6.1	318.9
Purchase of treasury stock	(350.0)	—	(350.0)	—	—	—
Dividends on common stock (per share $.58, $.49)	(122.9)	—	(122.9)	(104.0)	—	(104.0)
Dividends to noncontrolling interests	—	(.5)	(.5)	—	(8.7)	(8.7)
Share-based compensation expense	11.7	—	11.7	15.0	—	15.0
Issuance of treasury shares for stock option and award plans	33.4	—	33.4	6.1	—	6.1
Tax benefits of stock option and award plans	14.5	—	14.5	2.6	—	2.6
Contribution from noncontrolling interests	—	—	—	—	5.1	5.1
Other equity transactions	(.9)	—	(.9)	(.8)	—	(.8)
Balance at 31 March	$5,825.2	$ 174.0	$5,999.2	$5,265.6	$ 152.7	$5,418.3

	Six Months Ended 31 March
	2011			2010
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,546.9	$150.7	$5,697.6	$4,791.9	$138.1	$4,930.0
Net Income	572.9	14.5	587.4	503.8	11.4	515.2
Components of Other Comprehensive Income (Loss)
Translation adjustments	156.4	8.0	164.4	68.9	.4	69.3
Net gain (loss) on derivatives	2.5	(.1)	2.4	(9.3)	—	(9.3)
Unrealized holding gain (loss) on available-for-sale securities	(4.6)	—	(4.6)	16.5	—	16.5
Reclassification adjustments:
Derivatives	5.4	—	5.4	7.8	—	7.8
Available-for-sale securities	(16.1)	—	(16.1)	—	—	—
Pension and postretirement benefits	33.6	—	33.6	23.5	.2	23.7
Total Other Comprehensive Income (Loss)	177.2	7.9	185.1	107.4	.6	108.0
Comprehensive Income	750.1	22.4	772.5	611.2	12.0	623.2
Purchase of treasury stock	(350.0)	—	(350.0)	—	—	—
Dividends on common stock (per share $1.07, $.94)	(228.2)	—	(228.2)	(199.5)	—	(199.5)
Dividends to noncontrolling interests	—	(.5)	(.5)	—	(8.9)	(8.9)
Share-based compensation expense	21.9	—	21.9	22.7	—	22.7
Issuance of treasury shares for stock option and award plans	65.0	—	65.0	26.7	—	26.7
Tax benefits of stock option and award plans	27.8	—	27.8	14.5	—	14.5
Purchase of noncontrolling interest	(6.1)	—	(6.1)	—	—	—
Contribution from noncontrolling interests	—	1.4	1.4	—	11.6	11.6
Other equity transactions	(2.2)	—	(2.2)	(1.9)	(.1)	(2.0)
Balance at 31 March	$5,825.2	$174.0	$5,999.2	$5,265.6	$152.7	$5,418.3

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 March		Six Months Ended 31 March
	2011	2010	2011	2010
NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)	$304.3	$252.0	$572.9	$503.8
DENOMINATOR (in millions)
Weighted average number of common shares used in basic EPS	213.8	212.1	214.0	211.9
Effect of dilutive securities
Employee stock options	4.1	3.9	4.1	4.1
Other award plans	.9	.9	.9	1.0
	5.0	4.8	5.0	5.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	218.8	216.9	219.0	217.0
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS	$1.42	$1.19	$2.68	$2.38
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS	$1.39	$1.16	$2.62	$2.32

Options on 2.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2011. Options on 2.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2010, respectively.

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

In the first quarter of 2011, we revised our initial estimate of the liability and recorded an adjustment of $6.1 to the liability and capital in excess of par. At 31 March 2011, the liability amounted to $51.4 and has been reported in other liabilities on the consolidated balance sheet.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	Six Months Ended 31 March
	2011	2010
Net Income Attributable to Air Products	$572.9	$503.8
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(6.1)	—
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$566.8	$503.8

15.	SUPPLEMENTAL INFORMATION

Share Repurchase Program

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock. During the first six months of fiscal year 2011, the Company purchased 3.8 million of its outstanding shares at a cost of $350.0. At 31 March 2011, $299.2 in share repurchase authorization remains.

16.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 31 March		Six Months Ended 31 March
	2011	2010	2011	2010
Revenues from External Customers
Merchant Gases	$1,012.7	$921.7	$2,000.5	$1,855.3
Tonnage Gases	799.2	756.7	1,565.2	1,454.6
Electronics and Performance Materials	575.9	451.2	1,101.9	884.6
Equipment and Energy	113.5	119.4	225.4	228.0
Segment and Consolidated Totals	$2,501.3	$2,249.0	$4,893.0	$4,422.5

Operating Income
Merchant Gases	$185.1	$178.1	$385.5	$367.7
Tonnage Gases	120.9	107.2	236.5	207.4
Electronics and Performance Materials	91.6	57.0	160.6	105.4
Equipment and Energy	22.5	18.2	42.7	26.0
Segment Total	$420.1	$360.5	$825.3	$706.5
Net loss on Airgas transaction	(5.0)	(23.4)	(48.5)	(23.4)
Other	4.4	3.5	3.3	2.5
Consolidated Total	$419.5	$340.6	$780.1	$685.6

	31 March	30 September
	2011	2010
Identifiable Assets (A)
Merchant Gases	$5,241.9	$5,075.3
Tonnage Gases	4,186.3	3,876.4
Electronics and Performance Materials	2,382.7	2,275.8
Equipment and Energy	315.7	341.3
Segment Total	$12,126.6	$11,568.8
Other	714.8	1,024.3
Consolidated Total	$12,841.4	$12,593.1
(A)	Identifiable assets are equal to total assets less investment in net assets and advances to equity affiliates.

Geographic Information

	Three Months Ended 31 March		Six Months Ended 31 March
	2011	2010	2011	2010
Revenues from External Customers
North America	$1,194.1	$1,103.4	$2,320.0	$2,131.3
Europe	741.0	705.4	1,470.2	1,429.7
Asia	498.4	383.2	980.2	754.7
Latin America/Other	67.8	57.0	122.6	106.8
Total	$2,501.3	$2,249.0	$4,893.0	$4,422.5

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2010 Form 10-K. An analysis of results for the second quarter and first six months of 2011 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of second quarter and year to date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the net loss on Airgas transaction in 2011 and 2010. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on page 31.

SECOND QUARTER 2011 VS. SECOND QUARTER 2010

SECOND QUARTER 2011 IN SUMMARY

—	Sales of $2,501.3 increased 11%, or $252.3. Underlying sales increased 12%, primarily due to volume growth in our Electronics and Performance Materials, Merchant Gases and Tonnage Gases segments.

—

Operating income of $419.5 increased 23%, or $78.9 and operating margin of 16.8% increased 170 basis points (bp). On a non-GAAP basis, operating income of $424.5 increased 17%, or $60.5 and operating margin of 17.0% increased 80 bp, primarily from higher volumes.

—

Net income of $304.3 increased 21%, or $52.3, and diluted earnings per share of $1.39 increased 20%, or $.23. On a non-GAAP basis, net income of $308.7 increased 16%, or $42.1, and diluted earnings per share of $1.41 increased 15%, or $.18. A summary table of changes in diluted earnings per share is presented below.

—	We withdrew our tender offer to purchase all of the outstanding shares of Airgas, Inc. and terminated the associated credit facility.

—

We purchased 3.8 million of our outstanding shares at a cost of $350.0 under the $1,000 share repurchase program announced in the fourth quarter of 2007. At 31 March 2011, $299.2 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.49 to $.58 per share. This represents the 29th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 March		Increase (Decrease)
	2011	2010
Diluted Earnings per Share	$1.39	$1.16	$.23
Net loss on Airgas transaction	.02	.07	(.05)
Diluted Earnings per Share – Non-GAAP Basis	$1.41	$1.23	$.18

Operating Income (after-tax)
Underlying business
Volume			$.27
Price/raw materials			(.02)
Costs			(.04)
Currency			(.01)
Operating Income			.20

Other (after-tax)
Income tax rate			(.01)
Average shares outstanding			(.01)
Other			(.02)

Total Change in Diluted Earnings per Share – Non-GAAP Basis			$.18

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$2,501.3	$2,249.0	$252.3	11%
Operating income – GAAP Basis	419.5	340.6	78.9	23%
Operating income – Non-GAAP Basis	424.5	364.0	60.5	17%
Operating margin – GAAP Basis	16.8%	15.1%	—	170bp
Operating margin – Non-GAAP Basis	17.0%	16.2%	—	80bp
Equity affiliates’ income	31.7	32.2	(.5)	(2)%

Sales

% Change from Prior Year
Underlying business
Volume	11%
Price	1%
Currency	1%
Energy and raw material cost pass-through	(2)%
Total Consolidated Change	11%

Underlying business increased sales 12%, primarily due to higher volumes of 11% in our Electronics and Performance Materials, Merchant Gases, and Tonnage Gases segments and higher pricing of 1%. Currency favorably impacted sales by 1%, while energy and raw material contractual cost pass-through to customers decreased sales 2%.

Operating Income and Margin

Underlying business increased $63 primarily from higher volumes in the Electronics and Performance Materials, Merchant Gases, and Tonnage Gases segments, partially offset by lower net recovery of raw material costs in pricing and higher operating costs. Costs increased as productivity gains were more than offset by higher operating, maintenance, and distribution costs, primarily in the Merchant Gases segment. Unfavorable currency translation and foreign exchange impacts decreased operating income by $2. On a GAAP basis, operating income includes $5.0 in net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $31.7 decreased $.5.

Selling and Administrative Expense (S&A)

S&A expense of $259.4 increased $19.0, primarily due to higher bad debt expense, pension expense, and inflation. S&A as a percent of sales decreased to 10.4% from 10.7%.

Research and Development (R&D)

R&D expense of $27.9 increased 6%, or $1.6, primarily due to increased spending in the Energy business. R&D, as a percent of sales, decreased to 1.1% from 1.2%.

Net Loss on Airgas Transaction

As discussed in Note 3 to the Consolidated Financial Statements, we withdrew our tender offer to acquire all of the outstanding stock of Airgas, Inc. (Airgas) on 15 February 2011. In connection with the tender offer, we had secured committed financing in the form of a $6.7 billion term loan credit facility. This credit facility was also terminated.

Prior to the tender offer, we purchased approximately 1.5 million shares of Airgas stock for a total cost of $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. On 16 February 2011, we sold the 1.5 million shares of Airgas stock for total proceeds of $94.7 and recognized a gain of $25.1 ($15.9 after-tax, or $.07 per share).

For the second quarter of 2011, $5.0 ($4.4 after-tax, or $.02 per share) in net loss was recognized related to this transaction. These amounts are reflected separately on the consolidated income statement within “Net loss on Airgas transaction” and include amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. Refer to Note 3, Airgas Transaction, to the consolidated financial statements.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $13.0 increased $2.6, primarily due to increased royalty income and gains on asset sales, partially offset by unfavorable foreign exchange. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 March
	2011	2010
Interest incurred	$35.2	$33.3
Less: capitalized interest	5.8	3.8
Interest expense	$29.4	$29.5

Interest incurred increased $1.9. The increase was driven by higher average interest rates on variable rate debt, partially offset by a lower average debt balance. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. On a GAAP basis, the effective tax rate was 26.1% and 24.7% in the second quarter of 2011 and 2010, respectively. On a non-GAAP basis, the effective tax rate was 26.0% and 25.6% in the second quarter of 2011 and 2010, respectively.

Net Income

Net income was $304.3 compared to $252.0 and diluted earnings per share was $1.39 compared to $1.16. On a non-GAAP basis, net income was $308.7 compared to $266.6 and diluted earnings per share was $1.41 compared to $1.23. A summary table of changes in earnings per share is presented on page 22.

SEGMENT ANALYSIS

Merchant Gases

	Three Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$1,012.7	$921.7	$91.0	10%
Operating income	185.1	178.1	7.0	4%
Operating margin	18.3%	19.3%	—	(100bp )
Equity affiliates’ income	29.1	26.8	2.3	9%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	8%
Price	1%
Currency	1%
Total Merchant Gases Sales Change	10%

Underlying sales increased 9% due to higher volumes of 8% and higher pricing of 1%. Volumes increased across the segment with the strongest growth in Asia. Currency had a favorable impact of 1% on sales.

In North America, sales improved 5%, with volumes up 3% and price up 2%. The increase in volumes was driven by growth across all product lines and higher pricing, primarily in liquid oxygen, liquid nitrogen, and helium. In Europe, sales increased 3%, with volumes up 4% and price down 1%. The volume increase was primarily due to strong liquid/bulk growth, particularly liquid oxygen and nitrogen, with combined packaged gas and healthcare volumes up 1%. Europe pricing decreased with higher packaged gases prices offset by unfavorable healthcare and liquid/bulk pricing. In Asia, sales increased 30%, with underlying sales up 25% and a favorable currency impact of 5%. Volumes increased 18% with strength across all products. Pricing increased 7% with higher liquid argon, oxygen, and nitrogen prices across the region.

Merchant Gases Operating Income and Margin

Operating income increased primarily due to higher volumes of $25 and favorable currency of $3, partially offset by higher costs of $17 and lower net recovery of raw material costs in pricing of $4. Operating margin decreased 100 bp from prior year, primarily due to higher operating, maintenance, and distribution costs, and lower pricing in our European Healthcare business.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased as a result of higher volumes.

Tonnage Gases

	Three Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 799.2	$ 756.7	$ 42.5	6%
Operating income	120.9	107.2	13.7	13%
Operating margin	15.1%	14.2%	—	90bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	10%
Currency	1%
Energy and raw material cost pass-through	(5)%
Total Tonnage Gases Sales Change	6%

Volumes increased 10% primarily driven by refinery hydrogen customers. Currency favorably impacted sales by 1%. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 5%.

Tonnage Gases Operating Income and Margin

Operating income increased primarily due to new plants brought onstream over the last twelve months of $7 and improved plant efficiencies of $6. Operating margin increased 90 bp versus prior year, primarily due to improved plant efficiencies and lower natural gas cost pass-through.

Electronics and Performance Materials

	Three Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 575.9	$ 451.2	$ 124.7	28%
Operating income	91.6	57.0	34.6	61%
Operating margin	15.9%	12.6%	—	330bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	23%
Price	3%
Currency	2%
Total Electronics and Performance Materials Sales Change	28%

Sales increased due to higher volumes of 23%, higher pricing of 3% and favorable currency of 2%. Electronics sales increased 33%, reflecting increased volumes in tonnage, specialty materials, and the equipment business. Performance Materials sales increased 22% due to volume growth in the Epoxy and Polyurethanes markets and higher pricing related to increased raw material costs.

Electronics and Performance Materials Operating Income

Operating income increased, primarily from improved volumes of $34 and lower costs of $2, partially offset by lower net recovery of raw material costs in pricing of $1. Operating margin improved due to higher volumes and improved productivity.

Equipment and Energy

	Three Months Ended 31 March
	2011	2010	$ Change	% Change
Sales	$ 113.5	$ 119.4	$ (5.9)	(5)%
Operating income	22.5	18.2	4.3	24%

Equipment and Energy Sales and Operating Income

Sales decreased reflecting lower air separation unit (ASU) sales. Operating income increased due to higher liquefied natural gas (LNG) heat exchanger activity.

The sales backlog for the Equipment business at 31 March 2011 was $184, compared to $274 at 30 September 2010.

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

Other operating income of $4.4 increased $.9 primarily due to gains on asset sales offset by unfavorable foreign exchange.

FIRST SIX MONTHS 2011 VS. FIRST SIX MONTHS 2010

FIRST SIX MONTHS 2011 IN SUMMARY

—	Sales of $4,893.0 increased 11%, or $470.5. Underlying sales increased 12%, primarily due to volume growth in our Electronics and Performance Materials, Tonnage Gases and Merchant Gases segments.

—

Operating income of $780.1 increased 14%, or $94.5 and operating margin of 15.9% increased 40 bp. On a non-GAAP basis, operating income of $828.6 increased 17%, or $119.6 and operating margin of 16.9% increased 90 bp, primarily from higher volumes.

—

Net income of $572.9 increased 14%, or $69.1, and diluted earnings per share of $2.62 increased 13%, or $.30. On a non-GAAP basis, net income of $604.5 increased 17%, or $86.1, and diluted earnings per share of $2.76 increased 15%, or $.37. A summary table of changes in diluted earnings per share is presented below.

—	We withdrew our tender offer to purchase all of the outstanding shares of Airgas, Inc. and terminated the associated credit facility.

—

We purchased 3.8 million of our outstanding shares at a cost of $350.0 under the $1,000 share repurchase program announced in the fourth quarter of 2007. At 31 March 2011, $299.2 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.49 to $.58 per share. This represents the 29th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Six Months Ended 31 March		Increase
	2011	2010	(Decrease)
Diluted Earnings per Share	$2.62	$2.32	$.30
Net loss on Airgas Transaction	.14	.07	.07
Diluted Earnings per Share – Non-GAAP Basis	$2.76	$2.39	$.37

Operating Income (after-tax)
Underlying business
Volume			$.52
Price/raw materials			(.02)
Costs			(.06)
Currency			(.03)
Operating Income			.41

Other (after-tax)
Income tax rate			(.01)
Noncontrolling interest			(.01)
Average shares outstanding			(.02)
Other			(.04)

Total Change in Diluted Earnings per Share – Non-GAAP Basis			$.37

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Six Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 4,893.0	$ 4,422.5	$ 470.5	11%
Operating income – GAAP Basis	780.1	685.6	94.5	14%
Operating income – Non-GAAP Basis	828.6	709.0	119.6	17%
Operating margin – GAAP Basis	15.9%	15.5%	—	40bp
Operating margin – Non-GAAP Basis	16.9%	16.0%	—	90bp
Equity affiliates’ income	59.5	59.1	.4	1%

Sales

% Change from Prior Year
Underlying business
Volume	11%
Price	1%
Currency	—
Energy and raw material cost pass-through	(1)%
Total Consolidated Change	11%

Underlying business increased sales 12%, primarily due to higher volumes in our Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments and higher pricing of 1%. Energy and raw material cost pass-through to customers decreased sales by 1%.

Operating Income and Margin

Underlying business increased $128 primarily from higher volumes in all segments, partially offset by lower net recovery of raw material costs in pricing and higher operating costs. Unfavorable currency translation and foreign exchange impacts decreased operating income by $8. On a GAAP basis, operating income includes $48.5 in net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $59.5 increased $.4. Higher equity affiliate income in the Merchant Gases segment was principally offset by a charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $504.0 increased $19.5 primarily due to higher bad debt expense, pension expense and inflation. S&A as a percent of sales decreased to 10.3% from 11.0%.

Research and Development (R&D)

R&D expense of $57.1 increased 7%, or $3.6, primarily due to increased spending in the Energy business. R&D, as a percent of sales was 1.2% for both 2011 and 2010.

Net Loss on Airgas Transaction

As discussed in Note 3 to the Consolidated Financial Statements, we withdrew our tender offer to acquire all of the outstanding stock of Airgas on 15 February 2011. In connection with the tender offer, we had secured committed financing in the form of a $6.7 billion term loan credit facility. This credit facility was also terminated.

Prior to the tender offer, we purchased approximately 1.5 million shares of Airgas stock for a total cost of $69.6. This amount was recorded as an available-for-sale investment within other noncurrent assets on the consolidated balance sheet. On 16 February 2011, we sold the 1.5 million shares of Airgas stock for total proceeds of $94.7 and recognized a gain of $25.1 ($15.9 after-tax, or $.07 per share).

For the six months ended 31 March 2011, $48.5 ($31.6 after-tax, or $.14 per share) in net loss was recognized related to this transaction. These amounts are reflected separately on the consolidated income statement within “Net loss on Airgas transaction” and include amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. Refer to Note 3, Airgas Transaction, to the consolidated financial statements.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $19.7 decreased $2.1, primarily due to unfavorable foreign exchange and insurance proceeds that were received in the prior year in final settlement of a claim related to a fire at a production facility in 2008, partially offset by a gain on the sale of assets. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Six Months Ended 31 March
	2011	2010
Interest incurred	$69.9	$69.6
Less: capitalized interest	9.5	8.5
Interest expense	$60.4	$61.1

Interest incurred increased $.3. The increase was driven by higher average interest rates on variable rate debt, partially offset by a lower average debt balance and the impact of a stronger dollar on the translation of foreign currency interest. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. On a GAAP basis, the effective tax rate was 24.6% in both 2011 and 2010. On a non-GAAP basis, the effective tax rate was 25.2% and 25.1% in 2011 and 2010, respectively.

Net Income

Net income was $572.9 compared to $503.8 and diluted earnings per share was $2.62 compared to $2.32. On a non-GAAP basis, net income was $604.5 compared to $518.4 and diluted earnings per share was $2.76 compared to $2.39. A summary table of changes in earnings per share is presented on page 27.

SEGMENT ANALYSIS

Merchant Gases

	Six Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 2,000.5	$ 1,855.3	$ 145.2	8%
Operating income	385.5	367.7	17.8	5%
Operating margin	19.3%	19.8%	—	(50bp )
Equity affiliates’ income	57.9	48.1	9.8	20%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	8%
Price	1%
Currency	(1)%
Total Merchant Gases Sales Change	8%

Underlying sales increased 9% due to higher volumes of 8% and higher pricing of 1%. Volumes increased driven by strong growth in Asia and improvement in our North American and European liquid bulk business. Currency had an unfavorable impact of 1% on sales.

In North America, sales increased 6%, with volumes up 3% and price up 3%. The increase in volumes was primarily driven by growth in liquid oxygen and liquid nitrogen. Pricing increased across all product lines. In Europe, sales were flat with 3% higher volume offset by 1% lower price and unfavorable currency impacts of 3%. The volume increase was primarily due to stronger liquid/bulk growth and modest packaged gas improvement, partially offset by lower healthcare price and volume. In Asia, sales increased 33%, with volumes up 22%, pricing up 6% and a favorable currency impact of 5%. Volumes were up on strength across all products.

Merchant Gases Operating Income and Margin

Operating income increased primarily due to higher volumes of $44 and higher net recovery of raw material costs in pricing of $2, partially offset by higher operating costs of $25 and unfavorable currency of $3. Operating margin decreased 50 bp from prior year, primarily due to higher operating, maintenance, and distribution costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased as a result of higher volumes and an unfavorable adjustment in the prior year.

Tonnage Gases

	Six Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 1,565.2	$ 1,454.6	$ 110.6	8%
Operating income	236.5	207.4	29.1	14%
Operating margin	15.1%	14.3%	—	80bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	11%
Currency	—%
Energy and raw material cost pass-through	(3)%
Total Tonnage Gases Sales Change	8%

Sales of $1,565.2 increased 8%, or $110.6. Volumes increased 11% primarily driven by refinery hydrogen customers. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, decreasing sales by 3%.

Tonnage Gases Operating Income and Margin

Operating income of $236.5 increased 14%, or $29.1. The increase was due to new plants brought onstream over the last twelve months of $18 and improved plant efficiencies of $11. Operating margin increased 80 bp from prior year, primarily due to improved plant efficiencies.

Electronics and Performance Materials

	Six Months Ended 31 March
	2011	2010	$ Change	Change
Sales	$ 1,101.9	$ 884.6	$ 217.3	25%
Operating income	160.6	105.4	55.2	52%
Operating margin	14.6%	11.9%	—	270bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	22%
Price	2%
Currency	1%
Total Electronics and Performance Materials Sales Change	25%

Sales increased due to higher volumes, higher pricing, and favorable currency. Electronics sales increased 31%, reflecting increased volumes in tonnage, specialty materials, and the equipment business. Performance Materials sales increased 17% due to volume growth across all end markets globally and higher pricing related to increased raw material costs.

Electronics and Performance Materials Operating Income

Operating income increased primarily from higher volumes of $60 and lower operating costs of $7, partially offset by lower net recovery of raw material costs in pricing of $10 and unfavorable currency of $2. Operating margin improved primarily due to higher volumes.

Equipment and Energy

	Six Months Ended 31 March
	2011	2010	$ Change	% Change
Sales	$ 225.4	$ 228.0	$ (2.6)	(1)%
Operating income	42.7	26.0	16.7	64%

Equipment and Energy Sales and Operating Income

Sales decreased reflecting lower ASU sales. Operating income increased due to higher LNG project activity.

The sales backlog for the Equipment business at 31 March 2011 was $184, compared to $274 at 30 September 2010.

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

Other operating income of $3.3 increased $.8 primarily due to gains on asset sales partially offset by unfavorable foreign exchange.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Q2	Q2	YTD	YTD
	Operating Income	Operating Margin (c)	Operating Income	Operating Margin (c)
2011 GAAP	$419.5	16.8%	$780.1	15.9%
2010 GAAP	340.6	15.1%	685.6	15.5%
Change GAAP	$78.9	170bp	$94.5	40bp
% Change GAAP	23%		14%

2011 GAAP	$419.5	16.8%	$780.1	15.9%
Net loss on Airgas transaction	5.0	0.2%	48.5	1.0%
2011 Non-GAAP Measure	$424.5	17.0%	$828.6	16.9%

2010 GAAP	$340.6	15.1%	$685.6	15.5%
Net loss on Airgas transaction	23.4	1.1%	23.4	0.5%
2010 Non-GAAP Measure	$364.0	16.2%	$709.0	16.0%

Change Non-GAAP Measure	$60.5	80bp	$119.6	90bp
% Change Non-GAAP Measure	17%		17%

	Q2	Q2	YTD	YTD
	Net Income	Diluted EPS	Net Income	Diluted EPS
2011 GAAP	$304.3	$1.39	$572.9	$2.62
2010 GAAP	252.0	1.16	503.8	2.32
Change GAAP	$52.3	$.23	$69.1	$.30
% Change GAAP	21%	20%	14%	13%

2011 GAAP	$304.3	$1.39	$572.9	$2.62
Net loss on Airgas transaction (tax impact of $.6 and $16.9) (a)	4.4	.02	31.6	.14
2011 Non-GAAP Measure	$308.7	$1.41	$604.5	$2.76

2010 GAAP	$252.0	$1.16	$503.8	$2.32
Net loss on Airgas transaction (tax impact of $8.8) (b)	14.6	.07	14.6	.07
2010 Non-GAAP Measure	$266.6	$1.23	$518.4	$2.39

Change Non-GAAP Measure	$42.1	$.18	$86.1	$.37
% Change Non-GAAP Measure	16%	15%	17%	15%

	Effective Tax Rate
	2011	2010	2011	2010
	Q2	Q2	YTD	YTD
Income Tax Provision — GAAP	$110.3	$84.9	$191.8	$168.4
Income before taxes — GAAP	$421.8	$343.3	$779.2	$683.6
Effective Tax Rate — GAAP	26.1%	24.7%	24.6%	24.6%

Income Tax Provision — GAAP	$110.3	$84.9	$191.8	$168.4
Net loss on Airgas transaction tax impact	.6	8.8	16.9	8.8
Income Tax Provision — Non-GAAP Measure	$110.9	$93.7	$208.7	$177.2

Income before taxes — GAAP	$421.8	$343.3	$779.2	$683.6
Net loss on Airgas transaction	5.0	23.4	48.5	23.4
Income before taxes — Non-GAAP Measure	$426.8	$366.7	$827.7	$707.0
Effective Tax Rate — Non-GAAP Measure	26.0%	25.6%	25.2%	25.1%

a)	Based on statutory tax rate of 36.57%, including impact of tax rate adjustment for 2010 and first quarter 2011 costs.
b)	Based on statutory tax rate of 37.44%.
c)	Operating Margin is calculated by dividing operating income by sales.

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

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first six months of 2011. We continue to have consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $84.0, or 15%. The increase resulted from higher net income of $69.1 combined with the favorable impact of changes in working capital of $209.9, partially offset by higher payments of Airgas acquisition-related costs of $151.4 and unfavorable adjustments to income to reconcile to cash provided by operating activities of $43.6.

Changes in working capital decreased cash used (positive cash flow variance) by $209.9 and included:

—	A $98.5 positive cash flow variance from payables and accrued liabilities resulting primarily from higher pension contributions and other accrued payments in the prior year.

—	A $47.9 positive cash flow variance in trade receivables. The current year reflected a negative cash flow of $82.0 while the prior year reflected a negative cash flow of $129.9.

—	A $63.5 net positive cash flow variance in several other working capital accounts, primarily from changes in accrued income taxes.

Payments of Airgas acquisition related costs in the current year were $153.8 compared to $2.4 in the prior year. The current year payments included financing fees and other costs related to the acquisition effort.

Investing Activities

Cash used for investing activities decreased $98.2 and included:

—

A $164.3 positive cash flow variance from the current year proceeds of $94.7 received from the sale of Airgas shares and the prior year purchase of approximately 1.5 million shares of Airgas stock for $69.6.

—	A negative cash flow variance from higher capital expenditures for plant and equipment of $95.8.

—	A $29.3 positive cash flow variance from higher proceeds from the sale of assets and investments. Of this amount $18.8 related to a sale recognized in 2010.

Capital expenditures are detailed in the table below:

	Six Months Ended 31 March
	2011	2010
Additions to plant and equipment	$612.7	$516.9
Acquisitions, less cash acquired	—	34.9
Short-term borrowings associated with SAGA acquisition (A)	—	60.6
Investment in and advances to unconsolidated affiliates	24.2	4.5
Capital expenditures on a GAAP basis	$636.9	$616.9
Capital lease expenditures (B)	116.0	82.3
Capital expenditures on a Non-GAAP basis	$752.9	$699.2

(A)	Noncash transaction.
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

Financing Activities

Cash used for financing activities increased $36.8, primarily due to the purchase of treasury stock for $350.0, partially offset by a net increase in borrowings of $283.4, and higher proceeds of $37.2 from stock option exercises.

—

Company borrowings (short- and long-term proceeds, net of repayments) were a net increase of $212.2 as compared to net repayments of $71.2 during 2010. Borrowings in 2011 included $367.0 of commercial paper. Payments in 2011 included a $156.0 Medium-term note and the purchase of the remaining shares of SAGA (€44.8 million, or approximately $62), as more fully described in Note 4, Business Combinations, to the consolidated financial statements.

Total debt at 31 March 2010 and 30 September 2010, expressed as a percentage of the sum of total debt and total equity, was 42.3% and 42.0%, respectively. Total debt increased from $4,128.3 at 30 September 2010 to $4,395.9 at 31 March 2011.

Effective 31 March 2011, we increased our total multicurrency revolving facility, maturing in July 2013, by $170.0, to a total of $2,170.0. No borrowings were outstanding under these commitments. Additional commitments totaling $499.6 are maintained by our foreign subsidiaries, of which $401.0 was borrowed and outstanding at 31 March 2011.

In connection with the Airgas tender offer, we had secured committed financing in the form of a $6.7 billion term loan credit facility. Refer to Note 15, Debt, in our 2010 Form 10-K for additional information on this credit facility which would have expired 4 February 2011. On 3 February 2011, we entered into an amended and restated credit agreement providing for an amended $6.7 billion term loan credit facility with a maturity date of 4 June 2011. The amended credit facility agreement contained the same covenants as the original agreement: one financial covenant, a maximum leverage ratio, and other affirmative and negative covenants, including restrictions on liens and certain subsidiary indebtedness. No additional underwriting fees were incurred in relation to the amended agreement. On 16 February 2011, in connection with the termination of the offer to purchase all outstanding shares of common stock of Airgas, the credit facility was terminated. No early termination penalties were incurred and all fees previously accrued and due under the credit facility were paid as of date of termination.

We are in compliance with all of the financial and other covenants under our debt agreements.

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2011, we purchased 3.8 million of our outstanding shares at a cost of $350.0. At 31 March 2011, $299.2 in share repurchase authorization remains.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2010 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements in our 2010 Form 10-K and for current updates on Litigation and Environmental matters refer to Note 10, Commitments and Contingencies, in this quarterly filing.

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

Our significant accounting policies are described in Note 1, Major Accounting Policies, to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in our 2010 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on our financial condition, change in financial condition, liquidity, or results of operations.

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

The net financial instrument position decreased from a liability of $4,128 at 30 September 2010 to a liability of $3,938 at 31 March 2011, principally due to the repayment of long-term debt and the impact of higher interest rates on the market value of long-term debt and interest rate and currency swaps, partially offset by the impact of a weaker U.S. Dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 March 2011 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1 - 1/31/11	0	N/A	0	$649,183,626
2/1 - 2/28/11	1,945,102	$91.62	1,945,102	$470,971,377
3/1 - 3/31/11	1,890,166	$90.88	1,890,166	$299,184,021
TOTAL	3,835,268	$91.26	3,835,268	$299,184,021

On 20 September 2007, the Company’s Board of Directors authorized the repurchase of $1 billion of common stock. The program does not have a stated expiration date. This program will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities. There were no other publicly announced plans outstanding as of 31 March 2011.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective October 1, 2009.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 26 April 2011	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1.	Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective October 1, 2009.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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