Form 10-Q
period 2011-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2011-07-27
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2011

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES      NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2011
Common Stock, $1 par value	213,132,964

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	30 June 2011	30 September 2010
Assets
Current Assets
Cash and cash items	$ 430.1	$ 374.3
Trade receivables, less allowances for doubtful accounts	1,649.8	1,481.9
Inventories	639.6	571.6
Contracts in progress, less progress billings	145.3	163.6
Prepaid expenses	101.2	70.3
Other receivables and current assets	310.5	372.1
Total Current Assets	3,276.5	3,033.8
Investments in Net Assets of and Advances to Equity Affiliates	1,035.6	912.8
Plant and Equipment, at cost	17,536.0	16,309.7
Less: Accumulated depreciation	10,011.8	9,258.4
Plant and Equipment, net	7,524.2	7,051.3
Goodwill	969.1	914.6
Intangible Assets, net	295.0	285.7
Noncurrent Capital Lease Receivables	948.1	770.4
Other Noncurrent Assets	403.0	537.3
Total Assets	$14,451.5	$13,505.9

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$ 1,582.7	$ 1,702.0
Accrued income taxes	77.7	73.6
Short-term borrowings	430.4	286.0
Current portion of long-term debt	13.0	182.5
Total Current Liabilities	2,103.8	2,244.1
Long-Term Debt	4,054.3	3,659.8
Other Noncurrent Liabilities	1,425.6	1,569.3
Deferred Income Taxes	470.8	335.1
Total Liabilities	8,054.5	7,808.3
Commitments and Contingencies – See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; 2011 and 2010 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	800.1	802.2
Retained earnings	8,397.4	7,852.2
Accumulated other comprehensive income (loss)	(865.4)	(1,159.4)
Treasury stock, at cost (2011 – 36,322,620 shares; 2010 – 35,652,719 shares)	(2,349.3)	(2,197.5)
Total Air Products Shareholders’ Equity	6,232.2	5,546.9
Noncontrolling Interests	164.8	150.7
Total Equity	6,397.0	5,697.6
Total Liabilities and Equity	$14,451.5	$13,505.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June		Nine Months Ended 30 June
(Millions of dollars, except for share data)	2011	2010	2011	2010
Sales	$2,577.8	$2,252.3	$7,470.8	$6,674.8
Cost of sales	1,882.1	1,611.0	5,405.1	4,808.3
Selling and administrative	252.9	241.2	756.9	725.7
Research and development	29.3	29.3	86.4	82.8
Net loss on Airgas transaction	—	37.9	48.5	61.3
Customer bankruptcy	—	(1.8)	—	(1.8)
Pension settlement	—	6.3	—	6.3
Other income, net	3.3	8.0	23.0	29.8
Operating Income	416.8	336.4	1,196.9	1,022.0
Equity affiliates’ income	39.7	32.5	99.2	91.6
Interest expense	26.5	30.0	86.9	91.1
Income from Continuing Operations before Taxes	430.0	338.9	1,209.2	1,022.5
Income tax provision	103.9	77.6	295.7	246.0
Income from Continuing Operations	326.1	261.3	913.5	776.5
Income from Discontinued Operations, net of tax	8.9	—	8.9	—
Net Income	335.0	261.3	922.4	776.5
Less: Net Income Attributable to Noncontrolling Interests	8.5	8.1	23.0	19.5
Net Income Attributable to Air Products	$326.5	$253.2	$899.4	$757.0

Net Income Attributable to Air Products
Income from continuing operations	$317.6	$253.2	$890.5	$757.0
Income from discontinued operations	8.9	—	8.9	—
Net Income Attributable to Air Products	$326.5	$253.2	$899.4	$757.0

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.50	$1.19	$4.17	$3.57
Income from discontinued operations	.04	—	.04	—
Net Income Attributable to Air Products	$1.54	$1.19	$4.21	$3.57

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.46	$1.17	$4.08	$3.49
Income from discontinued operations	.04	—	.04	—
Net Income Attributable to Air Products	$1.50	$1.17	$4.12	$3.49
Weighted Average of Common Shares Outstanding (in millions)	212.5	212.3	213.5	212.0
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	217.3	216.9	218.4	216.9
Dividends Declared Per Common Share – Cash	$.58	$.49	$1.65	$1.43

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June
(Millions of dollars)	2011	2010
Net Income	$ 335.0	$ 261.3
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax (benefit) of $(11.5) and $79.1	103.0	(195.7)
Net gain (loss) on derivatives, net of tax (benefit) of $3.9 and $(9.7)	5.3	(16.0)
Unrealized holding loss on available-for-sale securities, net of tax benefit of $(1.2)	—	(2.0)
Pension and postretirement benefits, net of tax of $2.6	—	4.1
Reclassification adjustments:
Currency translation adjustment	—	(.7)
Derivatives, net of tax (benefit) of $(3.3) and $9.4	(4.9)	15.7
Pension and postretirement benefits, net of tax of $8.7 and $8.7	16.8	16.1
Total Other Comprehensive Income (Loss)	120.2	(178.5)
Comprehensive Income	455.2	82.8
Comprehensive Income Attributable to Noncontrolling Interests	11.9	5.7
Comprehensive Income Attributable to Air Products	$ 443.3	$ 77.1

	Nine Months Ended 30 June
(Millions of dollars)	2011	2010
Net Income	$ 922.4	$ 776.5
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $31.6 and $135.7	267.4	(126.5)
Net (loss) on derivatives, net of tax (benefit) of $5.3 and $(14.5)	7.7	(25.3)
Unrealized holding gain (loss) on available-for-sale securities, net of tax (benefit) of $(3.3) and $8.4	(4.6)	14.5
Pension and postretirement benefits, net of tax of $2.6	—	4.1
Reclassification adjustments:
Currency translation adjustment	—	(.7)
Derivatives, net of tax (benefit) of $(0.3) and $13.1	0.5	23.5
Available-for-sale securities, net of tax benefit of $(9.3)	(16.1)	—
Pension and postretirement benefits, net of tax of $26.1 and $21.3	50.4	39.8
Total Other Comprehensive Income (Loss)	305.3	(70.6)
Comprehensive Income	1,227.7	705.9
Comprehensive Income Attributable to Noncontrolling Interests	34.3	17.6
Comprehensive Income Attributable to Air Products	$1,193.4	$ 688.3

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 June
(Millions of dollars)	2011	2010
Operating Activities
Net Income	$922.4	$776.5
Less: Net income attributable to noncontrolling interests	23.0	19.5
Net income attributable to Air Products	$899.4	$757.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	657.3	648.8
Deferred income taxes	74.2	80.7
Undistributed earnings of unconsolidated affiliates	(18.4)	(35.2)
Gain on sale of assets and investments	(6.1)	(9.1)
Share-based compensation	33.1	36.6
Noncurrent capital lease receivables	(155.7)	(72.7)
Net loss on Airgas transaction	48.5	61.3
Payment of acquisition-related costs	(156.2)	(8.8)
Other adjustments	59.4	39.3
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(105.5)	(151.3)
Inventories	(43.9)	(9.5)
Contracts in progress, less progress billings	20.9	4.6
Other receivables	3.0	(8.4)
Payables and accrued liabilities	(167.6)	(315.9)
Other working capital	(13.7)	15.8
Cash Provided by Operating Activities	1,128.7	1,033.2
Investing Activities
Additions to plant and equipment	(965.3)	(757.2)
Acquisitions, less cash acquired	(9.9)	(37.2)
Investment in and advances to unconsolidated affiliates	(46.0)	(4.7)
Investment in Airgas stock	—	(69.6)
Proceeds from sale of Airgas stock	94.7	—
Proceeds from sale of assets and investments	62.3	32.6
Change in restricted cash	13.0	28.2
Cash Used for Investing Activities	(851.2)	(807.9)
Financing Activities
Long-term debt proceeds	59.2	110.9
Payments on long-term debt	(182.4)	(109.8)
Net increase (decrease) in commercial paper and short-term borrowings	411.9	(50.0)
Dividends paid to shareholders	(333.0)	(294.6)
Purchase of treasury stock	(350.0)	—
Proceeds from stock option exercises	124.4	42.3
Excess tax benefit from share-based compensation	40.3	11.1
Other financing activities	(2.8)	(9.9)
Cash Used for Financing Activities	(232.4)	(300.0)
Effect of Exchange Rate Changes on Cash	10.7	(8.2)
Increase (Decrease) in Cash and Cash Items	55.8	(82.9)
Cash and Cash Items – Beginning of Year	374.3	488.2
Cash and Cash Items – End of Period	$430.1	$405.3
Supplemental Cash Flow Information
Significant noncash transactions:
Short-term borrowings associated with SAGA acquisition	$—	$54.6
Noncurrent liability related to the purchase of shares from noncontrolling interests	—	39.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2010 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2011. Beginning in fiscal year 2011, we moved from a lattice-based option valuation model to a Black Scholes model to value stock option awards. The change in valuation models was not significant to our consolidated financial statements. Refer to Note 11, Share-Based Compensation, for further details on this change in accounting estimate.

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

New Guidance to Be Implemented

STATEMENT OF COMPREHENSIVE INCOME

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity will have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The standard is effective for us beginning in the first quarter of fiscal year 2013. We are currently evaluating the alternatives for adopting the guidance, but we do not anticipate a material impact to our consolidated financial statements upon adoption.

FAIR VALUE MEASUREMENTS

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for us beginning in the second quarter of fiscal year 2012. We are currently evaluating the impact of this guidance, but we do not anticipate a material impact to our consolidated financial statements upon adoption.

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

For the nine months ended 30 June 2011, a net loss of $48.5 ($31.6 after-tax, or $.14 per share) was recognized related to this transaction. This amount is reflected separately on the consolidated income statement as “Net loss on Airgas transaction” and includes amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. For the nine months ended 30 June 2011 and 2010, cash payments for the acquisition-related costs were $156.2 and $8.8, respectively. These payments are classified as operating activities on the consolidated statements of cash flows.

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

5.	INVENTORIES

The components of inventories are as follows:

	30 June 2011	30 September 2010
Inventories at FIFO Cost
Finished goods	$452.1	$405.3
Work in process	30.9	29.3
Raw materials and supplies	233.3	208.2
	716.3	642.8
Less: Excess of FIFO cost over LIFO cost	(76.7)	(71.2)
	$639.6	$571.6

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2011 are as follows:

	30 September 2010	Acquisitions and Adjustments	Currency Translation	30 June 2011
Merchant Gases	$595.7	$—	$39.1	$634.8
Tonnage Gases	15.5	—	1.0	16.5
Electronics and Performance Materials	303.4	2.0	12.4	317.8
	$914.6	$2.0	$52.5	$969.1

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding at 30 June 2011 is 1.6 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward contracts is the Euro/U.S. Dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2011		30 September 2010
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,358.3	.4	$1,605.5	.5
Net investment hedges	696.4	2.2	648.5	3.0
Hedges not designated	292.6	.1	373.6	.2
Total Forward Exchange Contracts	$2,347.3	.9	$2,627.6	1.1

In addition to the above, we use foreign currency denominated debt and qualifying intercompany loans to hedge the foreign currency exposures of our net investment in certain foreign affiliates. The designated foreign currency denominated debt at 30 June 2011 includes €724.7 million and NT$975.0 million, and at 30 September 2010 includes €782.1 million and NT$967.0 million. The designated intercompany loans were €437.0 million at 30 June 2011 and 30 September 2010.

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

Interest Rate Swap Contracts

We enter into interest rate swap contracts to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in our debt portfolio. Our interest rate swap portfolio will generally consist of fixed to floating swaps and pre-issuance interest rate swap agreements to hedge the interest rate on anticipated fixed rate debt issuance. At 30 June 2011, the outstanding interest rate swaps were denominated in U.S. dollars and Euros. The maximum remaining hedged term of any interest rate swap designated as a cash flow hedge is 5.1 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is our policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	30 June 2011				30 September 2010
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$595.2	LIBOR	3.40%	4.7	$617.0	LIBOR	3.66%	3.8
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.50%	2.7	$32.2	5.54%	5.48%	3.5
Interest rate swaps (cash flow hedge)	$300.0	1.91%	LIBOR	5.1	$—	—	—	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 June 2011	30 September 2010	Balance Sheet	30 June 2011	30 September 2010
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$22.1	$29.8	Accrued liabilities	$45.5	$22.3
Interest rate swap contracts	Other receivables	10.8	6.6	Accrued liabilities	—	1.3
Forward exchange contracts	Other noncurrent assets	18.7	38.7	Other noncurrent liabilities	.5	19.9
Interest rate swap contracts	Other noncurrent assets	18.3	33.1	Other noncurrent liabilities	3.1	2.4
Total Derivatives Designated as Hedging Instruments		$69.9	$108.2		$49.1	$45.9
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$ 2.3	$ 6.2	Accrued liabilities	$ 1.5	$8.3
Total Derivatives		$72.2	$114.4		$50.6	$54.2

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments.

	Three Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Net (gain) loss recognized in OCI (effective portion)	$(6.1)	$16.0	$—	$—	$.8	$—	$(5.3)	$16.0
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(1.3)	(.7)	—	—	—	—	(1.3)	(.7)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	6.7	(15.1)	—	—	—	—	6.7	(15.1)
Net gain (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.5)	.1	—	—	—	—	(.5)	.1
Fair Value Hedges:
Net (gain) loss recognized in other (income) expense (B)	$—	$—	$—	$—	$(8.4)	$(10.8)	$(8.4)	$(10.8)
Net Investment Hedges:
Net (gain) loss recognized in OCI	$8.0	$(53.7)	$30.5	$(117.0)	$.2	$(.4)	$38.7	$(171.1)
Derivatives Not Designated as Hedging Instruments:
Net (gain) loss recognized in other (income) expense (C)	$1.4	$(.4)	$—	$—	$—	$—	$1.4	$(.4)

	Nine Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Net (gain) loss recognized in OCI (effective portion)	$(8.5)	$25.1	$—	$—	$.8	$.2	$(7.7)	$25.3
Net gain (loss) reclassified from OCI to sales/cost of sales (effective portion)	(7.4)	(5.6)	—	—	—	2.0	(7.4)	(3.6)
Net gain (loss) reclassified from OCI to other (income) expense (effective portion)	7.5	(19.8)	—	—	—	—	7.5	(19.8)
Net (loss) reclassified from OCI to other (income) expense (ineffective portion)	(.6)	(.1)	—	—	—	—	(.6)	(.1)
Fair Value Hedges:
Net (gain) loss recognized in other (income) expense (B)	$—	$—	$—	$—	$12.8	$(10.9)	$12.8	$(10.9)
Net Investment Hedges:
Net (gain) loss recognized in OCI	$22.3	$(89.3)	$84.6	$(236.0)	$.5	$(1.3)	$107.4	$(326.6)
Derivatives Not Designated as Hedging Instruments:
Net (gain) loss recognized in other (income) expense (C)	$2.1	$(3.9)	$—	$—	$—	$—	$2.1	$(3.9)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings related to interest rate swaps.
(B)	The impact of the fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not material.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $21.3 as of 30 June 2011 and $4.2 as of 30 September 2010. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all derivative transactions with counterparties that are highly rated financial institutions all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $29.0 as of 30 June 2011 and $52.2 as of 30 September 2010. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2011		30 September 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Foreign exchange contracts	$43.1	$43.1	$74.7	$74.7
Interest rate swap contracts	29.1	29.1	39.7	39.7
Available-for-sale securities
Airgas investment	—	—	102.5	102.5
Other investments	—	—	1.1	1.1
Liabilities
Derivatives
Foreign exchange contracts	$47.5	$47.5	$50.5	$50.5
Interest rate swap contracts	3.1	3.1	3.7	3.7
Long-term debt, including current portion	4,067.3	4,266.5	3,842.3	4,146.4
Other liabilities	50.8	50.8	42.0	42.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 June 2011				30 September 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Foreign exchange contracts	$43.1	$—	$43.1	$—	$74.7	$—	$74.7	$—
Interest rate swap contracts	29.1	—	29.1	—	39.7	—	39.7	—
Available-for-sale securities
Airgas investment	—	—	—	—	102.5	102.5	—	—
Other investments	—	—	—	—	1.1	1.1	—	—
Total Assets at Fair Value	$72.2	$—	$72.2	$—	$218.0	$103.6	$114.4	$—

Liabilities at Fair Value
Derivatives
Foreign exchange contracts	$47.5	$—	$47.5	$—	$50.5	$—	$50.5	$—
Interest rate swap contracts	3.1	—	3.1	—	3.7	—	3.7	—
Other liabilities	50.8	—	—	50.8	42.0	—	—	42.0
Total Liabilities at Fair Value	$101.4	$—	$50.6	$50.8	$96.2	$—	$54.2	$42.0

Refer to Note 1, Major Accounting Policies, in our 2010 Form 10-K and Note 7, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance at 30 September 2010	$42.0
Expense included in interest expense	.5
Adjustment to initial estimate (see FN 14)	6.1
Balance at 31 December 2010	$48.6
Expense included in interest expense	1.7
Currency translation adjustment	1.1
Balance at 31 March 2011	$51.4
Income included in interest expense	(.7)
Currency translation adjustment	.1
Balance at 30 June 2011	$50.8

9.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and nine months ended 30 June 2011 and 2010 were as follows:

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$10.9	$ 7.5	$10.6	$ 5.7	$1.4	$1.2
Interest cost	30.7	16.3	30.9	14.3	0.8	1.1
Expected return on plan assets	(44.9)	(17.3)	(41.1)	(15.3)	—	—
Prior service cost amortization	.6	.2	.7	.1	—	—
Actuarial loss amortization	16.0	7.7	11.7	4.7	1.0	.7
Settlement and curtailment charges	—	—	5.8	.5	—	—
Special termination benefits	—	.3	(.7)	—	—	—
Other	—	.8	—	.2	—	—
Net periodic benefit cost	$ 13.3	$ 15.5	$17.9	$ 10.2	$3.2	$3.0

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$32.7	$ 22.0	$31.8	$ 17.9	$4.2	$3.6
Interest cost	92.2	48.0	92.7	45.3	2.4	3.3
Expected return on plan assets	(134.7)	(50.9)	(123.3)	(48.2)	—	—
Prior service cost amortization	1.8	.6	2.1	.5	—	—
Actuarial loss amortization	48.0	23.3	35.1	14.7	3.0	2.1
Settlement and curtailment charges	—	—	5.8	.5	—	—
Special termination benefits	—	.3	(.7)	3.5	—	—
Other	—	1.7	—	2.1	—	—
Net periodic benefit cost	$ 40.0	$ 45.0	$43.5	$ 36.3	$9.6	$9.0

For the nine months ended 30 June 2011 and 2010, our cash contributions to funded plans and benefit payments under unfunded plans were $229.5 and $348.2, respectively. Total contributions for fiscal 2011 are expected to be approximately $247. During fiscal 2010, total contributions were $406.6.

Our supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. We recognize pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year. In the third quarter of 2010, we recognized a settlement charge of $6.3 ($3.9 after-tax, or $.02 per share). There were no settlement charges recognized for the three and nine months ended 30 June 2011.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $115 at 30 June 2011) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $115 at 30 June 2011) plus interest accrued thereon until final disposition of the proceedings.

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

Environmental

In the normal course of business, the Company is involved in legal proceedings under the federal Superfund law, similar state environmental laws, and Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 30 sites on which a final settlement has not been reached where the Company, along with others, has been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation. In addition, the Company is also involved in cleanup activities at certain of its current and former manufacturing sites. The Company continually monitors these sites for which it has environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2010 Form 10-K. The consolidated balance sheets at 30 June 2011 and 30 September 2010 included an accrual of $83.2 and $87.0, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $83 to a reasonably possible upper exposure of $97 as of 30 June 2011.

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

PACE

At 30 June 2011, $35.5 of the environmental accrual was related to the Pace facility.

In 2006, the Company sold its Amines business, which included operations at Pace, Florida and recognized a liability for retained environmental obligations associated with remediation activities at Pace. The Company is required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue its remediation efforts. The Company estimated that it would take about 20 years to complete the groundwater remediation, and the costs through completion were estimated to range from $42 to $52. As no amount within the range was a better estimate than another, the Company recognized a pretax expense in fiscal 2006 of $42.0 as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure range related to the Pace facility.

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

PIEDMONT

At 30 June 2011, $21.1 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 June 2011, $8.0 of the environmental accrual was related to the Paulsboro site.

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

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the nine months ended 30 June 2011, we granted 932,026 stock options at a weighted-average exercise price of $86.39 and an estimated fair value of $23.83 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.2%-30.0%; expected dividend yield of 2.2%; expected life in years of 7.0-8.7; and a risk-free interest rate of 2.4%-2.9%. Fair values of stock options granted prior to 1 October 2010 were estimated using a lattice-based option valuation model. Beginning in fiscal 2011, we used the Black Scholes model to value stock option awards. The Black Scholes model is a widely used valuation technique that incorporates all the measurement objectives required by the share based compensation accounting guidance. Additionally, the Black Scholes model incorporates assumptions that reflect all substantive characteristics of our program. We believe the Black Scholes model improves comparability and efficiency. The impact of the change in valuation models was not significant to the consolidated financial statements. In addition, we granted 239,580 deferred stock units at a weighted-average grant-date fair value of $86.46 and 31,825 restricted shares at a weighted-average grant-date fair value of $86.39. Refer to Note 19, Share-Based Compensation, in our 2010 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three and nine months ended 30 June 2011 was $11.2 ($7.0 after-tax) and $33.1 ($20.4 after-tax), respectively. Of the share-based compensation cost recognized for the nine months ended 30 June, $28.8 was a component of selling and administrative expense, $2.8 a component of cost of sales, and $1.5 a component of research and development. Share-based compensation cost charged against income in the three and nine months ended 30 June 2010 was $13.9 ($8.9 after-tax) and $36.6 ($23.0 after-tax), respectively. The amount of share-based compensation cost capitalized in 2011 and 2010 was not material.

12.	EQUITY

The following is a summary of the changes in total equity for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2011			2010
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 March	$5,825.2	$174.0	$5,999.2	$5,265.6	$152.7	$5,418.3
Net Income	326.5	8.5	335.0	253.2	8.1	261.3
Components of Other Comprehensive Income (Loss), net of tax
Translation adjustments	99.3	3.7	103.0	(193.3)	(2.4)	(195.7)
Net gain (loss) on derivatives	5.6	(.3)	5.3	(16.0)	—	(16.0)
Unrealized holding loss on available-for-sale securities	—	—	—	(2.0)	—	(2.0)
Pension and postretirement benefits	—	—	—	4.1	—	4.1
Reclassification adjustments:
Currency translation adjustments	—	—	—	(.7)	—	(.7)
Derivatives	(4.9)	—	(4.9)	15.7	—	15.7
Pension and postretirement benefits	16.8	—	16.8	16.1	—	16.1
Total Other Comprehensive Income (Loss)	116.8	3.4	120.2	(176.1)	(2.4)	(178.5)
Comprehensive Income	443.3	11.9	455.2	77.1	5.7	82.8
Dividends on common stock (per share $.58, $.49)	(123.5)	—	(123.5)	(104.1)	—	(104.1)
Dividends to noncontrolling interests	—	(2.2)	(2.2)	—	(9.2)	(9.2)
Share-based compensation expense	11.2	—	11.2	13.9	—	13.9
Issuance of treasury shares for stock option and award plans	52.1	—	52.1	5.4	—	5.4
Tax benefits of stock option and award plans	24.5	—	24.5	2.2	—	2.2
Purchase of noncontrolling interests	—	—	—	(29.0)	(10.8)	(39.8)
Contribution from noncontrolling interests	—	—	—	—	1.8	1.8
Other equity transactions	(.6)	(18.9)	(19.5)	.3	.3	.6
Balance at 30 June	$6,232.2	$164.8	$6,397.0	$5,231.4	$140.5	$5,371.9

	Nine Months Ended 30 June
	2011			2010
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,546.9	$150.7	$5,697.6	$4,791.9	$138.1	$4,930.0
Net Income	899.4	23.0	922.4	757.0	19.5	776.5
Components of Other Comprehensive Income (Loss), net of tax
Translation adjustments	255.7	11.7	267.4	(124.4)	(2.1)	(126.5)
Net gain (loss) on derivatives	8.1	(.4)	7.7	(25.3)	—	(25.3)
Unrealized holding gain (loss) on available-for-sale securities	(4.6)	—	(4.6)	14.5	—	14.5
Pension and postretirement benefits	—	—	—	4.1	—	4.1
Reclassification adjustments:
Currency translation adjustment	—	—	—	(.7)	—	(.7)
Derivatives	0.5	—	0.5	23.5	—	23.5
Available-for-sale securities	(16.1)	—	(16.1)	—	—	—
Pension and postretirement benefits	50.4	—	50.4	39.6	.2	39.8
Total Other Comprehensive Income (Loss)	294.0	11.3	305.3	(68.7)	(1.9)	(70.6)
Comprehensive Income	1,193.4	34.3	1,227.7	688.3	17.6	705.9
Purchase of treasury stock	(350.0)	—	(350.0)	—	—	—
Dividends on common stock (per share $1.65, $1.43)	(351.7)	—	(351.7)	(303.6)	—	(303.6)
Dividends to noncontrolling interests	—	(2.7)	(2.7)	—	(18.1)	(18.1)
Share-based compensation expense	33.1	—	33.1	36.6	—	36.6
Issuance of treasury shares for stock option and award plans	117.1	—	117.1	32.1	—	32.1
Tax benefits of stock option and award plans	52.3	—	52.3	16.7	—	16.7
Purchase of noncontrolling interests	(6.1)	—	(6.1)	(29.0)	(10.8)	(39.8)
Contribution from noncontrolling interests	—	1.4	1.4	—	13.4	13.4
Other equity transactions	(2.8)	(18.9)	(21.7)	(1.6)	.3	(1.3)
Balance at 30 June	$6,232.2	$164.8	$6,397.0	$5,231.4	$140.5	$5,371.9

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 30 June		Nine Months Ended 30 June
	2011	2010	2011	2010
NUMERATOR
Income from continuing operations	$317.6	$253.2	$890.5	$757.0
Income from discontinued operations	8.9	—	8.9	—
Net Income Attributable to Air Products	$326.5	$253.2	$899.4	$757.0
DENOMINATOR (in millions)
Weighted average number of common shares outstanding	212.5	212.3	213.5	212.0
Effect of dilutive securities
Employee stock options	3.8	3.6	4.0	3.9
Other award plans	1.0	1.0	.9	1.0
	4.8	4.6	4.9	4.9
Weighted average number of common shares outstanding assuming dilution	217.3	216.9	218.4	216.9

BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.50	$1.19	$4.17	$3.57
Income from discontinued operations	.04	—	.04	—
Net Income Attributable to Air Products	$1.54	$1.19	$4.21	$3.57
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.46	$1.17	$4.08	$3.49
Income from discontinued operations	.04	—	.04	—
Net Income Attributable to Air Products	$1.50	$1.17	$4.12	$3.49

Options on 2.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2011. Options on 2.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2010.

14.	NONCONTROLLING INTERESTS

In June 2010, we entered into agreements obligating us to purchase 25% of the remaining shares of CryoService Limited (CSL), a cryogenic and specialty gases company in the U.K., which increased our ownership interest from 72% to 97%. The agreements require the consideration, which is based on a multiple of earnings formula, to be remitted in January 2012. The carrying value of the 25% noncontrolling interest at the time the sale share agreements were entered into was $10.8. As a result of this arrangement, we reduced the noncontrolling interest for the 25% purchase obligation and recorded an estimated liability based on the earnings formula. As the purchase of the noncontrolling interest does not result in a change of control, the difference between the carrying value of the 25% noncontrolling interest and the liability recognized was recorded as a reduction in capital in excess of par value.

In the first quarter of 2011, we revised our initial estimate of the liability and recorded an adjustment of $6.1 to the liability and capital in excess of par. At 30 June 2011, the liability amounted to $50.8 and has been reported in other liabilities on the consolidated balance sheet.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2011	2010	2011	2010
Net Income Attributable to Air Products	$326.5	$253.2	$899.4	$757.0
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	—	(29.0)	(6.1)	(29.0)
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$326.5	$224.2	$893.3	$728.0

15.	INCOME TAXES AND DISCONTINUED OPERATIONS

As of 30 June 2011, our unrecognized tax benefits totaled $162.9, of which $127.3 would impact the effective tax rate if recognized. For the nine months ended 30 June 2011, our unrecognized tax benefits decreased $70.8. In the third quarter of 2011, a U.S. Internal Revenue Service audit over tax years 2007 and 2008 was completed resulting in a decrease in unrecognized tax benefits of $36.0 and a favorable impact to current year earnings of $23.9. This included a tax benefit of $8.9, or $.04 per share, recognized in income from discontinued operations for the three and nine months ended 30 June 2011, as it relates to the previously divested healthcare business. The remaining benefit, partially offset by return to provision reconciliation adjustments recorded in the third quarter, did not have a material impact on income from continuing operations or the effective tax rate for the three and nine months ended 30 June 2011.

The remainder of the change in unrecognized tax benefits for the year primarily resulted from changes in our position on temporary items that did not have a material impact on current year earnings or the effective tax rate. For additional historical information on the U.S. Healthcare divestiture, refer to our 2010 Form 10-K.

We are currently being challenged by Spanish tax authorities over deductions taken by certain of our Spanish subsidiaries during fiscal years 2005-2008. A formal assessment by Spanish authorities has not been received to date. Although we believe that all positions taken are compliant with applicable laws, it is reasonably possible that a material change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time.

16.	SUPPLEMENTAL INFORMATION

Share Repurchase Program

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2011, we purchased 3.8 million of our outstanding shares at a cost of $350.0. At 30 June 2011, $299.2 in share repurchase authorization remains.

17.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2011	2010	2011	2010
Sales to External Customers
Merchant Gases	$1,027.2	$915.0	$3,027.8	$2,770.3
Tonnage Gases	868.7	724.5	2,433.9	2,179.1
Electronics and Performance Materials	602.4	496.9	1,704.3	1,381.5
Equipment and Energy	79.5	115.9	304.8	343.9
Segment and Consolidated Totals	$2,577.8	$2,252.3	$7,470.8	$6,674.8

Operating Income
Merchant Gases	$182.0	$176.4	$567.4	$544.1
Tonnage Gases	114.8	119.8	351.4	327.2
Electronics and Performance Materials	109.0	62.4	269.5	167.8
Equipment and Energy	8.6	21.1	51.3	47.1
Segment Total	$414.4	$379.7	$1,239.6	$1,086.2
Net loss on Airgas transaction	—	(37.9)	(48.5)	(61.3)
Customer bankruptcy	—	1.8	—	1.8
Pension settlement	—	(6.3)	—	(6.3)
Other	2.4	(.9)	5.8	1.6
Consolidated Total	$416.8	$336.4	$1,196.9	$1,022.0

	30 June 2011	30 September 2010
Identifiable Assets (A)
Merchant Gases	$5,355.7	$ 5,075.3
Tonnage Gases	4,392.3	3,876.4
Electronics and Performance Materials	2,487.2	2,275.8
Equipment and Energy	289.3	341.3
Segment Total	$12,524.5	$11,568.8
Other	891.4	1,024.3
Consolidated Total	$13,415.9	$12,593.1

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2011	2010	2011	2010
Sales to External Customers
North America	$1,172.3	$1,091.1	$3,492.3	$3,222.4
Europe	780.1	688.8	2,250.3	2,118.5
Asia	566.2	421.9	1,546.4	1,176.6
Latin America/Other	59.2	50.5	181.8	157.3
Total	$2,577.8	$2,252.3	$7,470.8	$6,674.8

Geographic information is based on country of origin. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia segment operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2010 Form 10-K. An analysis of results for the third quarter and first nine months of 2011 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of third quarter and year to date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the net loss on Airgas transaction in 2011 and 2010. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on page 32.

THIRD QUARTER 2011 VS. THIRD QUARTER 2010

THIRD QUARTER 2011 IN SUMMARY

—	Sales of $2,577.8 increased 14%, or $325.5. Underlying sales increased 7%, primarily due to higher volumes in the Tonnage Gases and Electronics and Performance Materials segments.

—

Operating income of $416.8 increased 24%, or $80.4 and operating margin of 16.2% increased 130 basis points (bp). On a non-GAAP basis, operating income increased 11%, or $42.5, primarily from higher volumes and operating margin decreased 40 bp.

—

Income from continuing operations of $317.6 increased 25%, or $64.4, and diluted earnings per share from continuing operations of $1.46 increased 25%, or $.29. On a non-GAAP basis, income from continuing operations increased 15%, or $40.7, and diluted earnings per share from continuing operations increased 14%, or $.18. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 30 June		Increase
	2011	2010	(Decrease)
Diluted Earnings per Share
Net Income	$1.50	$1.17	$.33
Income from Discontinued Operations	(.04)	—	(.04)
Income from Continuing Operations – GAAP Basis	$1.46	$1.17	$.29
Net loss on Airgas transaction	—	.11	(.11)
Income from Continuing Operations – Non-GAAP Basis	$1.46	$1.28	$.18

Operating Income (after-tax)
Underlying business
Volume			.14
Price/raw materials			(.02)
Costs			(.06)
Currency			.09
Operating Income			.15

Other (after-tax)
Equity affiliates’ income			.03
Interest expense			.01
Other			(.01)
Other			.03
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.18

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$2,577.8	$2,252.3		$325.5	14%
Operating income – GAAP Basis	416.8	336.4		80.4	24%
Operating income – Non-GAAP Basis	416.8	374.3		42.5	11%
Operating margin – GAAP Basis	16.2%	14.9%		—	130	bp
Operating margin – Non-GAAP Basis	16.2%	16.6%		—	(40	bp)
Equity affiliates’ income	39.7	32.5		7.2	22%

Sales

% Change from Prior Year
Underlying business
Volume	6%
Price	1%
Currency	5%
Energy and raw material cost pass-through	2%
Total Consolidated Change	14%

Underlying sales increased 7%, primarily due to 6% higher volumes driven by our Tonnage Gases and Electronics and Performance Materials segments and higher pricing of 1%. Currency favorably impacted sales by 5% and energy and raw material contractual cost pass-through to customers increased sales 2%.

Operating Income

Operating income of $416.8 increased 11%, or $42.5. Underlying business increased $18 primarily from higher volumes in the Electronics and Performance Materials and Tonnage Gases segments, partially offset by higher operating costs. Costs increased as productivity gains were more than offset by higher operating, maintenance, and distribution costs, primarily in the Merchant Gases and Tonnage Gases segments. Favorable currency translation and foreign exchange impacts increased operating income by $25. On a GAAP basis, operating income includes $37.9 in net loss related to the Airgas transaction, in the prior year.

Equity Affiliates’ Income

Income from equity affiliates of $39.7 increased $7.2, primarily due to higher volumes and a favorable currency impact.

Selling and Administrative Expense (S&A)

S&A expense of $252.9 increased $11.7, primarily due to unfavorable currency. S&A as a percent of sales decreased to 9.8% from 10.7%.

Research and Development (R&D)

R&D expense of $29.3 remained flat year over year. R&D, as a percent of sales, decreased to 1.1% from 1.3%.

Pension Settlement

In the third quarter of 2010, we recognized a $6.3 ($3.9 after-tax, or $.02 per share) pension settlement charge. Our supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. We recognize pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $3.3 decreased $4.7, primarily due to a net gain on asset sales in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 30 June
	2011	2010
Interest incurred	$32.1	$32.6
Less: capitalized interest	5.6	2.6
Interest expense	$26.5	$30.0

Interest incurred decreased $.5. The decrease was driven by lower average interest rates on variable rate debt and a lower average debt balance, partially offset by the impact of a weaker dollar on the translation of foreign currency interest. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 24.2% and 22.9% in the third quarter of 2011 and 2010, respectively. On a non-GAAP basis, the effective tax rate was 24.2% and 24.4% in the third quarter of 2011 and 2010, respectively.

Discontinued Operations

In fiscal 2009, we completed the divestiture of the U.S. Healthcare business which was accounted for as a discontinued operation. For additional historical information on this divestiture, refer to our 2010 Form 10-K.

As a result of a tax audit settlement in the current year, a tax benefit of $8.9, or $.04 per share related to the U.S. Healthcare business was reflected in income from discontinued operations. Refer to Note 15, Income Taxes and Discontinued Operations, to the consolidated financial statements for further details.

Net Income

Net income was $326.5 compared to $253.2 and diluted earnings per share was $1.50 compared to $1.17. On a non-GAAP basis, net income was $326.5 compared to $276.9 and diluted earnings per share was $1.50 compared to $1.28. A summary table of changes in earnings per share is presented on page 23.

Segment Analysis

Merchant Gases

	Three Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$1,027.2	$915.0		$112.2	12%
Operating income	182.0	176.4		5.6	3%
Operating margin	17.7%	19.3%		—	(160	bp)
Equity affiliates’ income	32.0	28.5		3.5	12%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	3%
Price	1%
Currency	8%
Total Merchant Gases Sales Change	12%

Underlying sales increased 4% due to higher volumes of 3% and higher pricing of 1%. Volumes increased primarily due to strong growth in Asia. Currency had a favorable impact of 8% on sales.

In North America, sales increased 3%, with price up 3% and volumes flat. The increase in pricing was driven by improvement across all product lines. Modest liquid oxygen, liquid nitrogen, and liquid argon volume growth was offset by lower helium volumes due to supply limitations. In Europe, sales increased 14%, with a favorable currency impact of 13% and volumes up 2%, partially offset by lower price of 1%. Volumes were up on modest growth across the product lines. In Asia, sales increased 22%, with volumes up 12%, a favorable currency impact of 7%, and pricing up 3%. Volumes increased on liquid oxygen and nitrogen growth across the region. Pricing was favorable due to price increase actions across all product lines.

Merchant Gases Operating Income and Margin

Operating income increased primarily due to a favorable currency impact of $14 and higher volumes of $9, mostly offset by lower net recovery of raw material costs in pricing of $9 driven primarily in the European businesses and higher costs of $8. Operating margin decreased 160 bp from prior year, primarily due to higher operating, maintenance, and distribution costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased as a result of higher volumes and a favorable currency impact.

Tonnage Gases

	Three Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$868.7	$724.5		$144.2	20%
Operating income	114.8	119.8		(5.0)	(4)%
Operating margin	13.2%	16.5%		—	(330	bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	11%
Energy and raw material cost pass-through	7%
Currency	2%
Total Tonnage Gases Sales Change	20%

Sales of $868.7 increased 20%, or $144.2. Volumes increased 11% primarily driven by new projects and improvement in existing customer loadings. Higher natural gas prices resulted in higher energy and raw material contractual cost pass-through to customers, increasing sales by 7%. Currency increased sales 2%.

Tonnage Gases Operating Income and Margin

Operating income decreased 4% due to higher operating costs of $19, primarily driven by higher maintenance costs, partially offset by increased volumes of $11and a favorable currency impact of $3. Operating margin decreased 330 bp from prior year, primarily due to higher maintenance costs and higher natural gas costs.

Electronics and Performance Materials

	Three Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$602.4	$496.9		$105.5	21%
Operating income	109.0	62.4		46.6	75%
Operating margin	18.1%	12.6%		—	550	bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	14%
Price	3%
Currency	4%
Total Electronics and Performance Materials Sales Change	21%

Sales increased due to higher volumes of 14%, favorable currency of 4%, and higher pricing of 3%. Electronics sales increased 24%, reflecting increased volumes in tonnage, specialty materials, and the equipment business. Performance Materials sales increased 18% with volumes up 7%, pricing up 7%, and favorable currency of 4%.

Electronics and Performance Materials Operating Income and Margin

Operating income increased primarily from higher volumes of $25, lower operating costs of $15, and favorable currency of $8, partially offset by lower net recovery of raw material costs in pricing of $1. Operating margin improved primarily due to strong volumes and cost improvement.

Equipment and Energy

	Three Months Ended 30 June
	2011	2010	$	Change	% Change
Sales	$79.5	$115.9		$(36.4)	(31)%
Operating income	8.6	21.1		(12.5)	(59)%

Equipment and Energy Sales and Operating Income

Sales decreased reflecting lower air separation unit (ASU) activity. Operating income decreased due to lower sales and a gain on the sale of an asset in the prior year.

The sales backlog for the Equipment business at 30 June 2011 was $246, compared to $274 at 30 September 2010.

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

Other operating income of $2.4 increased $3.3. No individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2011 VS. FIRST NINE MONTHS 2010

FIRST NINE MONTHS 2011 IN SUMMARY

—	Sales of $7,470.8 increased 12%, or $796.0. Underlying sales increased 10%, primarily due to volume growth in our Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments.

—

Operating income of $1,196.9 increased 17%, or $174.9 and operating margin of 16.0% increased 70 bp. On a non-GAAP basis, operating income of $1,245.4 increased 15%, or $162.1 and operating margin of 16.7% increased 50 bp, primarily from higher volumes.

—

Income from continuing operations of $890.5 increased 18%, or $133.5, and diluted earnings per share from continuing operations of $4.08 increased 17%, or $.59. On a non-GAAP basis, income from continuing operations of $922.1 increased 16%, or $126.8, and diluted earnings per share from continuing operations of $4.22 increased 15%, or $.55. A summary table of changes in diluted earnings per share is presented below.

—	We withdrew our tender offer to purchase all of the outstanding shares of Airgas, Inc. and terminated the associated credit facility.

—

We purchased 3.8 million of our outstanding shares at a cost of $350.0 under the $1,000 share repurchase program announced in the fourth quarter of 2007. At 30 June 2011, $299.2 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.49 to $.58 per share. This represents the 29th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Nine Months Ended 30 June		Increase (Decrease)
	2011	2010
Diluted Earnings per Share
Net Income	$4.12	$3.49	$.63
Income from Discontinued Operations	(.04)	—	(.04)
Income from Continuing Operations – GAAP Basis	$4.08	$3.49	$.59
Net loss on Airgas transaction	.14	.18	(.04)
Income from Continuing Operations – Non-GAAP Basis	$4.22	$3.67	$.55

Operating Income (after-tax)
Underlying business
Volume			.66
Price/raw materials			(.04)
Costs			(.12)
Currency			.06
Operating Income			.56

Other (after-tax)
Equity affiliates’ income			.02
Interest expense			.01
Noncontrolling interest			(.01)
Average shares outstanding			(.03)
Other			(.01)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.55

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Nine Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$7,470.8	$6,674.8		$796.0	12%
Operating income – GAAP Basis	1,196.9	1,022.0		174.9	17%
Operating income – Non-GAAP Basis	1,245.4	1,083.3		162.1	15%
Operating margin – GAAP Basis	16.0%	15.3%		—	70	bp
Operating margin – Non-GAAP Basis	16.7%	16.2%		—	50	bp
Equity affiliates’ income	99.2	91.6		7.6	8%

Sales

% Change from Prior Year
Underlying business
Volume	9%
Price	1%
Currency	2%
Total Consolidated Change	12%

Underlying business increased sales 10%, primarily due to higher volumes in our Electronics and Performance Materials, Tonnage Gases, and Merchant Gases segments and higher pricing of 1%. Currency favorably impacted sales 2%.

Operating Income

Operating income of $1,196.9 increased 15%, or $162.1. Underlying business increased $144 primarily from higher volumes in all segments, partially offset by lower net recovery of raw material costs in pricing and higher operating costs. Favorable currency translation and foreign exchange impacts increased operating income by $18. On a GAAP basis, operating income in the current year includes $48.5 in net loss related to the Airgas transaction. The prior year included $61.3 in net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $99.2 increased $7.6. Higher equity affiliate income in the Merchant Gases segment was partially offset by a charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $756.9 increased $31.2 primarily due to unfavorable currency, higher pension expense, and inflation. S&A as a percent of sales decreased to 10.1% from 10.9%.

Research and Development (R&D)

R&D expense of $86.4 increased 4%, or $3.6, primarily due to increased spending in the Energy business. R&D, as a percent of sales, was 1.2% for both 2011 and 2010.

Net Loss on Airgas Transaction

As discussed in Note 3, Airgas Transaction, to the consolidated financial statements, we withdrew our tender offer to acquire all of the outstanding stock of Airgas on 15 February 2011. In connection with the tender offer, we had secured committed financing in the form of a $6.7 billion term loan credit facility. This credit facility was also terminated.

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

For the nine months ended 30 June 2011, $48.5 ($31.6 after-tax, or $.14 per share) in net loss was recognized related to this transaction. This amount is reflected separately on the consolidated income statement as “Net loss on Airgas transaction” and includes amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. Refer to Note 3, Airgas Transaction, to the consolidated financial statements.

Pension Settlement

In the third quarter of 2010, we recognized a $6.3 ($3.9 after-tax, or $.02 per share) pension settlement charge. Our supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers six months after the participant’s retirement date. We recognize pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $23.0 decreased $6.8, primarily due to unfavorable foreign exchange and prior year gains on the sale of assets. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Nine Months Ended 30 June
	2011	2010
Interest incurred	$102.0	$102.2
Less: capitalized interest	15.1	11.1
Interest expense	$86.9	$91.1

Interest incurred decreased $.2. The decrease was driven by a lower average debt balance, partially offset by higher average interest rates on variable rate debt. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 24.5% and 24.1% in 2011 and 2010, respectively. On a non-GAAP basis, the effective tax rate was 24.9% and 24.8% in 2011 and 2010, respectively.

Discontinued Operations

In fiscal 2009, we completed the divestiture of the U.S. Healthcare business which was accounted for as a discontinued operation. For additional historical information on this divestiture, refer to our 2010 Form 10-K.

As a result of a tax audit settlement in the current year, a tax benefit of $8.9, or $.04 per share related to the U.S. Healthcare business was reflected in income from discontinued operations. Refer to Note 15, Income Taxes and Discontinued Operations, to the consolidated financial statements for further details.

Net Income

Net income was $899.4 compared to $757.0 and diluted earnings per share was $4.12 compared to $3.49. On a non-GAAP basis, net income was $931.0 compared to $795.3 and diluted earnings per share was $4.26 compared to $3.67. A summary table of changes in earnings per share is presented on page 28.

Segment Analysis

Merchant Gases

	Nine Months Ended 30 June
	2011	2010	$	Change	Change
Sales	$3,027.8	$2,770.3		$257.5	9%
Operating income	567.4	544.1		23.3	4%
Operating margin	18.7%	19.6%		—	(90	bp)
Equity affiliates’ income	89.9	76.6		13.3	17%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	6%
Price	1%
Currency	2%
Total Merchant Gases Sales Change	9%

Underlying sales increased 7% due to higher volumes of 6% and higher pricing of 1%. Volumes increased driven by strong growth in Asia and improvement in our North American and European liquid bulk businesses. Currency had a favorable impact of 2% on sales.

In North America, sales increased 5%, with price up 3% and volumes up 2%. The increase in volumes was primarily driven by growth in liquid oxygen and liquid nitrogen. Pricing increased across all product lines. In Europe, sales increased 4%, with 3% higher volume and favorable currency impacts of 2%, offset by 1% lower price. The volume increase was primarily due to stronger liquid/bulk growth and modest packaged gas improvement, partially offset by lower healthcare price and volume. In Asia, sales increased 29%, with volumes up 18%, a favorable currency impact of 6%, and pricing up 5%. Volumes increased on strength across all products.

Merchant Gases Operating Income and Margin

Operating income increased 4% primarily due to higher volumes of $53 and favorable currency of $11, partially offset by higher operating costs of $34 and lower net recovery of raw material costs in pricing of $7 driven primarily in the European businesses. Operating margin decreased 90 bp from prior year, primarily due to higher operating, maintenance, and distribution costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased as a result of higher volumes and an unfavorable adjustment in the prior year.

Tonnage Gases

	Nine Months Ended 30 June
	2011	2010	$ Change	Change
Sales	$2,433.9	$2,179.1	$254.8	12%
Operating income	351.4	327.2	24.2	7%
Operating margin	14.4%	15.0%	—	(60	bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	11%
Currency	1%
Total Tonnage Gases Sales Change	12%

Volumes increased 11% driven by new projects and improvement in existing customer loadings. Currency favorably impacted sales 1%.

Tonnage Gases Operating Income and Margin

Operating income increased due to higher volumes of $27, primarily due to new plants brought onstream over the last twelve months, and favorable currency of $5, partially offset by higher costs of $8. Operating margin decreased 60 bp from prior year, primarily due to higher maintenance and operating costs.

Electronics and Performance Materials

	Nine Months Ended 30 June
	2011	2010	$ Change	Change
Sales	$1,704.3	$1,381.5	$322.8	23%
Operating income	269.5	167.8	101.7	61%
Operating margin	15.8%	12.1%	—	370	bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	19%
Price	2%
Currency	2%
Total Electronics and Performance Materials Sales Change	23%

Sales increased due to higher volumes of 19%, higher pricing of 2%, and favorable currency of 2%. Electronics sales increased 29%, reflecting increased volumes in tonnage, specialty materials, and the equipment business. Performance Materials sales increased 17% due to volume growth across all end markets globally and higher pricing related to increased raw material costs.

Electronics and Performance Materials Operating Income and Margin

Operating income increased 61% primarily from higher volumes of $86, lower costs of $20, and favorable currency of $6, partially offset by lower net recovery of raw material costs in pricing of $10. Operating margin improved primarily due to higher volumes.

Equipment and Energy

	Nine Months Ended 30 June
	2011	2010	$ Change	% Change
Sales	$304.8	$343.9	$(39.1)	(11)%
Operating income	51.3	47.1	4.2	9%

Equipment and Energy Sales and Operating Income

Sales decreased reflecting lower ASU activity. Operating income increased due to higher LNG project activity.

The sales backlog for the Equipment business at 30 June 2011 was $246, compared to $274 at 30 September 2010.

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

Other operating income of $5.8 increased $4.2 primarily due to gains on asset sales partially offset by unfavorable foreign exchange.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Q3	Q3	Q3	Q3	YTD	YTD	YTD	YTD
Continuing Operations
	Operating Income	Operating Margin (c)	Income	Diluted EPS	Operating Income	Operating Margin (c)	Income	Diluted EPS
2011 GAAP	$416.8	16.2%	$317.6	$1.46	$1,196.9	16.0%	$890.5	$4.08
2010 GAAP	336.4	14.9%	253.2	1.17	1,022.0	15.3%	757.0	3.49
Change GAAP	$80.4	130bp	$64.4	$.29	$174.9	70bp	$133.5	$.59
% Change GAAP	24%		25%	25%	17%		18%	17%

2011 GAAP	$416.8	16.2%	$317.6	$1.46	$1,196.9	16.0%	$890.5	$4.08
Net loss on Airgas transaction	—	—	—	—	48.5	.7%	31.6	.14
2011 Non-GAAP Measure	$416.8	16.2%	$317.6	$1.46	$1,245.4	16.7%	$922.1	$4.22

2010 GAAP	$336.4	14.9%	$253.2	$1.17	$1,022.0	15.3%	$757.0	$3.49
Net loss on Airgas transaction	37.9	1.7%	23.7	.11	61.3	.9%	38.3	.18
2010 Non-GAAP Measure	$374.3	16.6%	$276.9	$1.28	$1,083.3	16.2%	$795.3	$3.67

Change Non-GAAP Measure	$42.5	(40bp)	$40.7	$.18	$162.1	50bp	$126.8	$.55
% Change Non-GAAP Measure	11%		15%	14%	15%		16%	15%

CONSOLIDATED RESULTS

	Q3	Q3	YTD	YTD
	Net Income	Diluted EPS	Net Income	Diluted EPS
2011 GAAP	$326.5	$1.50	$899.4	$4.12
2010 GAAP	253.2	1.17	757.0	3.49
Change GAAP	$73.3	.33	$142.4	.63
% Change GAAP	29%	28%	19%	18%

2011 GAAP	$326.5	$1.50	$899.4	$4.12
Net loss on Airgas transaction (tax impact $16.9) (a)	—	—	31.6	.14
2011 Non-GAAP Measure	$326.5	$1.50	$931.0	$4.26

2010 GAAP	$253.2	$1.17	$757.0	$3.49
Net loss on Airgas transaction (tax impact $14.2 and $23.0) (b)	23.7	.11	38.3	.18
2010 Non-GAAP Measure	$276.9	$1.28	$795.3	$3.67

Change Non-GAAP Measure	$49.6	$.22	$135.7	$.59
% Change Non-GAAP Measure	18%	17%	17%	16%

	Effective Tax Rate
	Q3 2011	Q3 2010	YTD 2011	YTD 2010
Income Tax Provision — GAAP	$103.9	$ 77.6	$ 295.7	$ 246.0
Income from continuing operations before taxes — GAAP	$430.0	$338.9	$1,209.2	$1,022.5
Effective Tax Rate — GAAP	24.2%	22.9%	24.5%	24.1%
Income Tax Provision — GAAP	$103.9	$ 77.6	$ 295.7	$ 246.0
Net loss on Airgas transaction tax impact	—	14.2	16.9	23.0
Income Tax Provision — Non-GAAP Measure	$103.9	$ 91.8	$ 312.6	$ 269.0

Income from continuing operations before taxes — GAAP	$430.0	$338.9	$1,209.2	$1,022.5
Net loss on Airgas transaction	—	37.9	48.5	61.3
Income from continuing operations before taxes — Non-GAAP Measure	$430.0	$376.8	$1,257.7	$1,083.8
Effective Tax Rate — Non-GAAP Measure	24.2%	24.4%	24.9%	24.8%

(a)	Based on statutory tax rate of 36.57%, including impact of tax rate adjustment for 2010 and first quarter 2011 costs.
(b)	Based on average statutory tax rate of 37.44%
(c)	Operating Margin is calculated by dividing operating income by sales.

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

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first nine months of 2011. We continue to have consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $95.5, or 9%. The increase resulted from higher net income of $142.4 combined with the favorable impact of changes in working capital of $157.9, partially offset by higher payments of Airgas acquisition-related costs of $147.4 and unfavorable adjustments to income to reconcile to cash provided by operating activities of $57.4.

Changes in working capital increased cash provided by $157.9 and primarily included:

—	A $148.3 positive cash flow variance from payables and accrued liabilities resulting primarily from higher pension contributions and other accrued payments in the prior year.

—

A $45.8 positive cash flow variance in trade receivables. The current year reflected a negative cash flow of $105.5 while the prior year reflected a negative cash flow of $151.3. Faster collections of receivables in the current year partially offset the increase in sales.

—

A $36.2 net negative cash flow variance in several other working capital accounts, primarily from changes in inventories and prepaid expenses. Inventory levels in the Electronics and Performance Materials segment were increased to support rising sales.

Payments of Airgas acquisition related costs in the current year were $156.2 compared to $8.8 in the prior year. The current year payments included financing fees and other costs related to the acquisition effort.

Investing Activities

Cash used for investing activities increased $43.3 and primarily included:

—	Higher capital expenditures for plant and equipment of $208.1.

—	Higher investments and advance to unconsolidated affiliates of $41.3.

—

A $164.3 positive cash flow variance from the current year proceeds of $94.7 received from the sale of Airgas shares and the prior year purchase of approximately 1.5 million shares of Airgas stock for $69.6.

—	A $29.7 positive cash flow variance from higher proceeds from the sale of assets and investments. Of this amount $18.8 related to a sale recognized in 2010.

Capital expenditures are detailed in the table below:

	Nine Months Ended 30 June
	2011	2010
Additions to plant and equipment	$965.3	$757.2
Acquisitions, less cash acquired	9.9	37.2
Short-term borrowings associated with SAGA acquisition (A)	—	54.6
Investment in and advances to unconsolidated affiliates	46.0	4.7
Capital expenditures on a GAAP basis	$1,021.2	$853.7
Capital lease expenditures (B)	147.1	100.2
Noncurrent liability related to purchase of shares from noncontrolling interests (B)	—	39.8
Capital expenditures on a Non-GAAP basis	$1,168.3	$993.7

(A)	Noncash transaction.
(B)

We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the statement of cash flows. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which our management uses internally to evaluate and manage our expenditures.

Financing Activities

Cash used for financing activities decreased $67.6, primarily due to a net increase in borrowings of $337.6, and higher proceeds of $82.1 from stock option exercises, partially offset by the purchase of treasury stock for $350.0.

—

Our borrowings (short- and long-term proceeds, net of repayments) were a net increase of $288.7 as compared to net repayments of $48.9 during 2010. Borrowings in 2011 included $444.0 of commercial paper. Payments in 2011 included a $156.0 Medium-term note and the purchase of the remaining shares of SAGA (€44.8 million, or approximately $62), as more fully described in Note 4, Business Combinations, to the consolidated financial statements.

Total debt at 30 June 2011 and 30 September 2010, expressed as a percentage of the sum of total debt and total equity, was 41.3% and 42.0%, respectively. Total debt increased from $4,128.3 at 30 September 2010 to $4,497.7 at 30 June 2011.

Effective 31 March 2011, we increased our total multicurrency revolving facility, maturing in July 2013, by $170.0, to a total of $2,170.0. Effective 30 June 2011, this $2,170.0 facility was amended to extend the maturity date from 8 July 2013 to 30 June 2015, reduce facility fees to reflect current market rates and modify the financial covenant. Our only financial covenant changed from a maximum ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of no greater than 3.0 to a ratio of long-term debt to equity of no greater than 60%. There were no other material changes to the terms and conditions of the arrangement. No borrowings were outstanding under these commitments. Additional commitments totaling $493.6 are maintained by our foreign subsidiaries, of which $417.4 was borrowed and outstanding at 30 June 2011.

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

On 20 September 2007, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2011, we purchased 3.8 million of our outstanding shares at a cost of $350.0. At 30 June 2011, $299.2 in share repurchase authorization remains.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, stalling of global economic recovery; renewed deterioration in economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments due to economic conditions or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory actions; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; consequences of acts of war or terrorism impacting the United States and other markets; the effects of a natural disaster; the success of cost reduction and productivity programs and achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the timing and rate at which tax credits can be utilized and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2010. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

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

The net financial instrument position increased from a liability of $4,128 at 30 September 2010 to a liability of $4,296 at 30 June 2011. The increase is primarily due to the impact of a higher book value of long-term debt (excluding exchange rate impacts) and the impact of a weaker U.S. Dollar on the translation of foreign currency debt and market value of foreign exchange forward contracts, partially offset by the impact of higher interest rates on the market value of long-term debt and interest rate and currency swaps.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 30 June 2011 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Amendment No. 2 dated as of June 30, 2011, to the Revolving Credit Agreement dated as of July 8, 2010.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 27 July 2011	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 2 dated as of June 30, 2011, to the Revolving Credit Agreement dated as of July 8, 2010,

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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