Form 10-Q
period 2011-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2012-01-27
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2011

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2011
Common Stock, $1 par value	210,605,272

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2011	30 September 2011
Assets
Current Assets
Cash and cash items	$407.3	$422.5
Trade receivables, net	1,529.5	1,575.0
Inventories	704.1	681.4
Contracts in progress, less progress billings	155.9	146.7
Prepaid expenses	85.0	77.9
Other receivables and current assets	294.4	286.3
Total Current Assets	3,176.2	3,189.8
Investment in net assets of and advances to equity affiliates	1,007.2	1,011.6
Plant and equipment, at cost	17,439.2	17,227.1
Less: Accumulated depreciation	9,913.3	9,815.1
Plant and equipment, net	7,525.9	7,412.0
Goodwill	877.5	892.4
Intangible assets, net	249.8	260.7
Noncurrent capital lease receivables	1,106.7	1,042.8
Other noncurrent assets	448.0	481.4
Total Noncurrent Assets	11,215.1	11,100.9
Total Assets	$14,391.3	$14,290.7

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,482.1	$1,641.8
Accrued income taxes	123.3	65.5
Short-term borrowings	267.9	562.5
Current portion of long-term debt	463.9	72.2
Total Current Liabilities	2,337.2	2,342.0
Long-term debt	3,884.2	3,927.5
Other noncurrent liabilities	1,513.3	1,512.4
Deferred income taxes	599.5	570.1
Total Noncurrent Liabilities	5,997.0	6,010.0
Total Liabilities	8,334.2	8,352.0
Commitments and Contingencies – See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2012 and 2011 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	794.8	805.6
Retained earnings	8,723.8	8,599.5
Accumulated other comprehensive loss	(1,275.6)	(1,253.4)
Treasury stock, at cost (2012 – 38,850,312 shares; 2011 – 39,270,328 shares)	(2,583.4)	(2,605.3)
Total Air Products Shareholders’ Equity	5,909.0	5,795.8
Noncontrolling Interests	148.1	142.9
Total Equity	6,057.1	5,938.7
Total Liabilities and Equity	$14,391.3	$14,290.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2011	2010
Sales	$2,423.1	$2,391.7
Cost of sales	1,774.3	1,720.5
Selling and administrative	248.9	244.6
Research and development	28.1	29.2
Net loss on Airgas transaction	—	43.5
Other income, net	12.9	6.7
Operating Income	384.7	360.6
Equity affiliates’ income	37.1	27.8
Interest expense	29.4	31.0
Income before Taxes	392.4	357.4
Income tax provision	136.1	81.5
Net Income	256.3	275.9
Less: Net Income Attributable to Noncontrolling Interests	8.2	7.3
Net Income Attributable to Air Products	$248.1	$268.6

Basic Earnings Per Common Share Attributable to Air Products	$1.18	$1.25
Diluted Earnings Per Common Share Attributable to Air Products	$1.16	$1.23
Weighted Average of Common Shares Outstanding (in millions)	210.3	214.2
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	213.9	219.2
Dividends Declared Per Common Share – Cash	$.58	$.49

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2011	2010
Net Income	$256.3	$275.9
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $14.0 and $13.9	(38.2)	48.0
Net loss on derivatives, net of tax of ($3.4) and ($4.0)	(9.3)	(6.2)
Unrealized holding loss on available-for-sale securities, net of tax of ($3.1)	—	(5.2)
Reclassification adjustments:
Derivatives, net of tax of $4.1 and $4.2	9.9	7.0
Available-for-sale securities, net of tax of ($.1)	—	(.2)
Pension and postretirement benefits, net of tax of $8.9 and $8.7	16.1	16.5
Total Other Comprehensive Income (Loss)	(21.5)	59.9
Comprehensive Income	234.8	335.8
Comprehensive Income Attributable to Noncontrolling Interests	8.9	15.1
Comprehensive Income Attributable to Air Products	$225.9	$320.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2011	2010
Operating Activities
Net Income	$256.3	$275.9
Less: Net income attributable to noncontrolling interests	8.2	7.3
Net income attributable to Air Products	$248.1	$268.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	212.5	217.6
Deferred income taxes	26.3	(2.3)
Undistributed earnings of unconsolidated affiliates	(10.4)	14.9
Gain on sale of assets and investments	(4.9)	(.8)
Share-based compensation	11.8	10.2
Noncurrent capital lease receivables	(61.2)	(37.7)
Net loss on Airgas transaction	—	43.5
Payment of acquisition-related costs	—	(12.0)
Other adjustments	17.9	30.2
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	27.8	(11.5)
Inventories	(23.3)	(10.2)
Contracts in progress, less progress billings	(9.6)	9.8
Other receivables	8.2	11.6
Payables and accrued liabilities	(58.2)	(229.3)
Other working capital	45.7	34.0
Cash Provided by Operating Activities	430.7	336.6
Investing Activities
Additions to plant and equipment	(349.7)	(306.9)
Investment in and advances to unconsolidated affiliates	(21.2)	—
Proceeds from sale of assets and investments	11.9	33.2
Change in restricted cash	2.0	(3.1)
Cash Used for Investing Activities	(357.0)	(276.8)
Financing Activities
Long-term debt proceeds	400.1	38.5
Payments on long-term debt	(3.3)	(137.6)
Net decrease in commercial paper and short-term borrowings	(315.4)	(33.3)
Dividends paid to shareholders	(121.9)	(104.8)
Proceeds from stock option exercises	7.9	36.8
Excess tax benefit from share-based compensation	2.8	8.5
Payment for subsidiary shares from noncontrolling interests	(58.4)	—
Other financing activities	(.1)	1.3
Cash Used for Financing Activities	(88.3)	(190.6)
Effect of Exchange Rate Changes on Cash	(.6)	3.7
Decrease in Cash and Cash Items	(15.2)	(127.1)
Cash and Cash Items – Beginning of Year	422.5	374.3
Cash and Cash Items – End of Period	$407.3	$247.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2011 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first three months of 2012.

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

Fair Value Measurements

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements which utilize inputs that are based on our own internal assumptions. This standard is effective for us beginning in the second quarter of fiscal year 2012. We have evaluated the impact of this guidance and concluded that it will not have a material impact on our consolidated financial statements.

3.	SUBSEQUENT EVENT – DISCONTINUED OPERATIONS

Homecare

In January 2012, the Board of Directors authorized the sale of our Homecare business. This business is currently reported in the Merchant Gases segment and will be accounted for as discontinued operations in the second quarter of fiscal year 2012. Assets of the Homecare business totaled approximately $525 as of 31 December 2011.

On 8 January 2012, we reached agreements for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal and Spain. This business represents approximately 80% of our total Homecare business revenues.

The transactions are subject to regulatory approvals and employee consultation requirements and are expected to close in the second quarter of fiscal year 2012. Total sale proceeds of €590 million (approximately $767) will be received in cash at closing. This amount includes contingent proceeds of €110 million (approximately $143) related to future business activity in Spain and Portugal. The gain related to the contingent proceeds will be deferred until the contingency period ends and the final proceeds are realized per the terms of the agreement. We will also be entitled to receive additional cash proceeds based on a percentage of the collection of the accounts receivable recorded between 30 September 2011 and the sale closing date. We anticipate a gain on the sale of this business in the second quarter of fiscal year 2012.

We expect to sell the remaining portion of the Homecare business, which is primarily in the United Kingdom, within the next year.

4.	AIRGAS TRANSACTION

In February 2010, we commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights. Based on a decision by the Delaware Chancery Court to uphold the decision of Airgas’ Board of Directors to retain the preferred stock purchase rights, we withdrew our offer on 15 February 2011.

The three months ended 31 December 2010 included an expense of $43.5 ($27.2 after-tax, or $.12 per share) which was reflected separately on the consolidated income statement as “Net loss on Airgas transaction.” This expense included amortization of the fees related to the term loan credit facility and other acquisition-related costs. The three months ended 31 December 2010 included cash payments for acquisition-related costs of $12.0, which was classified as an operating activity on the consolidated statements of cash flows. For additional details on this transaction, refer to Note 3, Airgas Transaction, in our 2011 Form 10-K.

5.	INVENTORIES

The components of inventories are as follows:

	31 December 2011	30 September 2011
Inventories at FIFO Cost
Finished goods	$532.8	$489.1
Work in process	32.5	29.9
Raw materials, supplies and other	238.2	258.2
	803.5	777.2
Less: Excess of FIFO cost over LIFO cost	(99.4)	(95.8)
	$704.1	$681.4

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2011 are as follows:

	30 September 2011	Currency Translation	31 December 2011
Merchant Gases	$575.4	$(16.8)	$558.6
Tonnage Gases	14.1	(.2)	13.9
Electronics and Performance Materials	302.9	2.1	305.0
	$892.4	$(14.9)	$877.5

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2011 is 2.7 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro/U.S. dollar.

In addition to the forward exchange contracts that are designated as hedges, we utilize forward exchange contracts that are not designated as hedges. These contracts are used to economically hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward exchange contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts comprises many different foreign currency pairs, with a profile that changes from time to time depending on business activity and sourcing decisions.

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2011		30 September 2011
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,307.6	.5	$1,512.1	.4
Net investment hedges	615.8	1.7	635.8	2.0
Not designated	260.6	.1	226.3	.1
Total Forward Exchange Contracts	$2,184.0	.8	$2,374.2	.8

In addition to the above, we use foreign currency-denominated debt and qualifying intercompany loans that are related to an outstanding borrowing from a third party to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt at 31 December 2011 included €720.7 million and 30 September 2011 included €742.1 million. The designated intercompany loans were €437.0 million at 31 December 2011 and 30 September 2011.

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

Interest Rate Swap Contracts

We enter into interest rate swap contracts to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in our debt portfolio. Our interest rate swap portfolio will generally consist of fixed to floating swaps which are designated as fair value hedges and pre-issuance interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance which are designated as cash flow hedges. At 31 December 2011, outstanding interest rate swaps were denominated in U.S. dollars and Euros. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is our policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge certain net investments in foreign operations. The current cross currency swap portfolio consists of a single fixed-to-fixed swap between U.S. dollars and British Pound Sterling.

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	31 December 2011				30 September 2011
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$579.6	LIBOR	3.38%	4.3	$583.9	LIBOR	3.38%	4.5
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	2.2	$32.2	5.54%	5.48%	2.5
Interest rate swaps (cash flow hedge)	$—	—	—	—	$300.0	2.33%	LIBOR	.4

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2011	30 September 2011	Balance Sheet Location	31 December 2011	30 September 2011
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$14.9	$22.0	Accrued liabilities	$39.2	$33.0
Interest rate swap contracts	Other receivables	10.0	5.8	Accrued liabilities	.9	3.8
Forward exchange contracts	Other noncurrent assets	52.4	45.0	Other noncurrent liabilities	1.8	1.0
Interest rate swap contracts	Other noncurrent assets	42.1	42.4	Other noncurrent liabilities	1.8	2.2
Total Derivatives Designated as Hedging Instruments		$119.4	$115.2		$43.7	$40.0
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$1.9	$3.0	Accrued liabilities	$2.0	$3.8
Total Derivatives		$121.3	$118.2		$45.7	$43.8

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments.

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$(12.8)	$(6.2)	$—	$—	$3.5	$—	$(9.3)	$(6.2)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.3	(.8)	—	—	—	—	.3	(.8)
Net loss reclassified from OCI to other income (effective portion)	8.5	7.3	—	—	—	—	8.5	7.3
Net loss reclassified from OCI to interest expense (effective portion)	.7	—	—	—	.3	.3	1.0	.3
Net loss reclassified from OCI to other (income) expense (ineffective portion)	.1	.2	—	—	—	—	.1	.2
Fair Value Hedges:

Net gain (loss) recognized in other (income) expense (B)	$—	$—	$—	$—	$(.9)	$(14.4)	$(.9)	$(14.4)
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$9.1	$4.0	$37.3	$17.1	$.2	$.2	$46.6	$21.3
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income (expense) (C)	$(2.1)	$.2	$—	$—	$—	$—	$(2.1)	$.2

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2011 that are expected to be reclassified to earnings in the next twelve months are not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $10.6 as of 31 December 2011 and $10.5 as of 30 September 2011. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $79.3 as of 31 December 2011 and $66.1 as of 30 September 2011. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

Available-for-Sale Securities

The fair value of available-for-sale securities is based on a market approach, specifically quoted market prices in publicly traded companies from the New York Stock Exchange and NASDAQ. These investments are reported within other noncurrent assets on the consolidated balance sheet, with holding gains and losses recorded to OCI, net of tax. At 31 December 2011, we did not have any available-for-sale securities.

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

Other Liabilities

As of 30 September 2011, other liabilities included the obligation to purchase 25% of the remaining shares of CryoService Limited (CSL). CSL is not publicly traded and therefore, no observable market existed for the shares. The fair value of the outstanding liability was determined using an internally developed valuation model that was based on a multiple of earnings formula. On 30 November 2011, payment was remitted for this obligation and 100% of the shares are now owned. Refer to Note 13, Noncontrolling Interests, for additional information.

The carrying values and fair values of financial instruments were as follows:

	31 December 2011		30 September 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$69.2	$69.2	$70.0	$70.0
Interest rate swap contracts	52.1	52.1	48.2	48.2
Liabilities
Derivatives
Forward exchange contracts	$43.0	$43.0	$37.8	$37.8
Interest rate swap contracts	2.7	2.7	6.0	6.0
Long-term debt, including current portion	4,348.1	4,674.3	3,999.7	4,284.5
Other liabilities	—	—	51.0	51.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2011				30 September 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$69.2	$—	$69.2	$—	$70.0	$—	$70.0	$—
Interest rate swap contracts	52.1	—	52.1	—	48.2	—	48.2	—
Total Assets at Fair Value	$121.3	$—	$121.3	$—	$118.2	$—	$118.2	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$43.0	$—	$43.0	$—	$37.8	$—	$37.8	$—
Interest rate swap contracts	2.7	—	2.7	—	6.0	—	6.0	—
Other liabilities	—	—	—	—	51.0	—	—	51.0
Total Liabilities at Fair Value	$45.7	$—	$45.7	$—	$94.8	$—	$43.8	$51.0

Refer to Note 1, Major Accounting Policies, in our 2011 Form 10-K and Note 7, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance at 30 September 2011	$51.0
Expense included in interest expense	.8
Payment to settle liability	(52.1)
Currency translation adjustment	.3
Balance at 31 December 2011	$—

9.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three months ended 31 December 2011 and 2010 were as follows:

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$11.3	$6.0	$10.9	$7.2	$1.1	$1.4
Interest cost	31.1	15.7	30.8	15.7	1.0	.8
Expected return on plan assets	(44.5)	(16.8)	(44.9)	(16.6)	—	—
Prior service cost amortization	.7	.1	.6	.2	—	—
Actuarial loss amortization	19.6	3.9	16.0	7.4	.7	1.0
Other	—	.6	—	.4	—	—
Net periodic benefit cost	$18.2	$9.5	$13.4	$14.3	$2.8	$3.2

For the three months ended 31 December 2011 and 2010, our cash contributions to funded plans and benefit payments under unfunded plans were $8.1 and $208.7, respectively. Total contributions for fiscal 2012 are expected to be approximately $40 to $60. During fiscal 2011, total contributions were $241.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $96 at 31 December 2011) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $96 at 31 December 2011) plus interest accrued thereon until final disposition of the proceedings.

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

Environmental

In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state environmental laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 36 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2011 Form 10-K. The consolidated balance sheets at 31 December 2011 and 30 September 2011 included an accrual of $81.4 and $82.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $81 to a reasonably possible upper exposure of $95 as of 31 December 2011.

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

PACE

At 31 December 2011, $34.9 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 December 2011, $20.8 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 31 December 2011, $8.0 of the environmental accrual was related to the Paulsboro site.

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

Agreement to Purchase Shares in Equity Affiliate

In September 2011, we entered into an agreement to acquire 25% of the outstanding shares of Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG). The transaction is subject to regulatory approval and customary local closing conditions. The closing date is expected to occur early in calendar year 2012. AHG is a company of the privately-owned Abdullah Hashim Group, based in the Kingdom of Saudi Arabia. AHG is the largest private industrial gases company in Saudi Arabia. It is comprised of three businesses, including industrial gases, equipment and consumables and refrigerants. The transaction will be recorded as an investment in net assets of and advances to equity affiliates in the Merchant Gases segment.

11.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the three months ended 31 December 2011, we granted 1,079,860 stock options at a weighted-average exercise price of $82.64 and an estimated fair value of $21.43 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.0%-30.4%; expected dividend yield of 2.3%; expected life in years of 7.3-9.0; and a risk-free interest rate of 1.7%-2.1%. In addition, we granted 232,475 deferred stock units at a weighted-average grant-date fair value of $82.66 and 34,595 restricted shares at a weighted-average grant-date fair value of $82.64. Refer to Note 18, Share-Based Compensation, in our 2011 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three months ended 31 December 2011 was $11.8 ($7.7 after-tax). Of the share-based compensation cost recognized for the three months ended 31 December 2011, $10.1 was a component of selling and administrative expense, $1.4 a component of cost of sales, and $.3 a component of research and development. Share-based compensation cost charged against income in the three months ended 31 December 2010 was $10.2 ($6.3 after-tax). The amount of share-based compensation cost capitalized in 2012 and 2011 was not material.

12.	EQUITY

The following is a summary of the changes in total equity for the three months ended 31 December:

	Three Months Ended 31 December
	2011			2010
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,795.8	$142.9	$5,938.7	$5,546.9	$150.7	$5,697.6
Net Income	248.1	8.2	256.3	268.6	7.3	275.9
Components of Other Comprehensive Income (Loss), net of tax
Translation adjustments	(39.0)	.8	(38.2)	40.1	7.9	48.0
Net loss on derivatives	(9.2)	(.1)	(9.3)	(6.1)	(.1)	(6.2)
Unrealized holding loss on available-for-sale securities	—	—	—	(5.2)	—	(5.2)
Reclassification adjustments:
Derivatives	9.9	—	9.9	7.0	—	7.0
Available-for-sale securities	—	—	—	(.2)	—	(.2)
Pension and postretirement benefits	16.1	—	16.1	16.5	—	16.5
Total Other Comprehensive Income (Loss)	(22.2)	.7	(21.5)	52.1	7.8	59.9
Comprehensive Income	225.9	8.9	234.8	320.7	15.1	335.8
Dividends on common stock (per share $.58, $.49)	(122.2)	—	(122.2)	(105.3)	—	(105.3)
Share-based compensation expense	11.8	—	11.8	10.2	—	10.2
Issuance of treasury shares for stock option and award plans	(2.3)	—	(2.3)	31.6	—	31.6
Tax benefit of stock option and award plans	4.2	—	4.2	13.3	—	13.3
Purchase of noncontrolling interests	(4.4)	(1.9)	(6.3)	(6.1)	—	(6.1)
Contribution from noncontrolling interests	—	—	—	—	1.4	1.4
Other equity transactions	.2	(1.8)	(1.6)	(1.3)	—	(1.3)
Balance at 31 December	$5,909.0	$148.1	$6,057.1	$5,810.0	$167.2	$5,977.2

13.	NONCONTROLLING INTERESTS

In June 2010, we entered into agreements to increase our ownership percentage from 72% to 97% of CryoService Limited (CSL), a cryogenic and specialty gases company in the U.K. At 30 September 2011, the liability to purchase the additional 25%, based on a multiple of earnings formula, was reported in payables and accrued liabilities on the consolidated balance sheet. On 30 November 2011, we remitted consideration of £33.2 million ($52.1) to fulfill this obligation. Refer to Note 8, Fair Value Measurements, for a rollforward of the liability balance. For additional information, refer to Note 19 in our 2011 Form 10-K.

In the first quarter of 2012, we entered into an agreement to purchase the remaining 3% shares of CSL, increasing our ownership percentage to 100%. On 30 November 2011, we remitted consideration of £4.0 million ($6.3) to purchase the remaining 3% shares of CSL.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	Three Months Ended 31 December
	2011	2010
Net Income Attributable to Air Products	$248.1	$268.6
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(4.4)	(6.1)
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$243.7	$262.5

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 December
	2011	2010
NUMERATOR
Net Income Attributable to Air Products (used in basic and diluted EPS)	$248.1	$268.6
DENOMINATOR (in millions)
Weighted average number of common shares outstanding	210.3	214.2
Effect of dilutive securities
Employee stock options	2.8	4.1
Other award plans	.8	.9
	3.6	5.0
Weighted average number of common shares outstanding assuming dilution	213.9	219.2
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS	$1.18	$1.25
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS	$1.16	$1.23

Options on 4.1 million and 2.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2011 and 2010, respectively.

15.	INCOME TAXES

We have been challenged by the Spanish tax authorities predominantly over income tax deductions taken by certain of our Spanish subsidiaries during fiscal years 2005-2011. Although we continue to believe that all positions taken were compliant with applicable laws, in November 2011 we reached a settlement with the Spanish tax authorities for €41.3 million (approximately $56) in resolution of all tax issues under examination. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had an 11.2% impact in our effective tax rate for the three months ended 31 December 2011. The cash payment for the settlement was principally paid in January 2012.

As of 31 December 2011, our unrecognized tax benefits include an amount related to certain transactions of a Spanish subsidiary for years 1991 and 1992, a period before we controlled this subsidiary. In March 2009 the Spanish appeals court (Audiencia Nacional) ruled in favor of our Spanish subsidiary. The Spanish government appealed this court decision to the Spanish Supreme Court. We did not reverse the liability accrued for these unrecognized tax benefits as this decision was appealed. On 25 January 2012, the Spanish Supreme Court released its decision affirming the decision of the Audiencia Nacional and deciding in favor of Air Products. As a result, in the second quarter we will record a reduction in unrecognized tax benefits of approximately $60, including interest, which will reduce income tax expense in an equal amount.

16.	SUPPLEMENTAL INFORMATION

Debt Issuance

On 3 November 2011, we issued a $400.0 senior fixed-rate 3.0% note that matures 3 November 2021.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During the first three months of fiscal year 2012, no shares were repurchased. At 31 December 2011, $1,000 in share repurchase authorization remained.

17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 31 December
	2011	2010
Sales to External Customers
Merchant Gases	$989.3	$987.8
Tonnage Gases	809.8	766.0
Electronics and Performance Materials	535.2	526.0
Equipment and Energy	88.8	111.9
Segment and Consolidated Totals	$2,423.1	$2,391.7

Operating Income
Merchant Gases	$191.6	$200.5
Tonnage Gases	111.4	115.6
Electronics and Performance Materials	78.1	68.9
Equipment and Energy	7.3	20.2
Segment total	$388.4	$405.2
Net loss on Airgas transaction	—	(43.5)
Other	(3.7)	(1.1)
Consolidated Total	$384.7	$360.6

	31 December	30 September
	2011	2011
Identifiable Assets (A)
Merchant Gases	$5,082.3	$5,091.7
Tonnage Gases	4,593.8	4,464.3
Electronics and Performance Materials	2,548.0	2,488.9
Equipment and Energy	313.2	335.6
Segment total	$12,537.3	$12,380.5
Other	846.8	898.6
Consolidated Total	$13,384.1	$13,279.1

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 31 December
	2011	2010
Sales to External Customers
North America	$1,098.2	$1,125.9
Europe	702.0	729.2
Asia	573.3	481.8
Latin America/Other	49.6	54.8
Total	$2,423.1	$2,391.7

Geographic information is based on country of origin. The Europe region operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia region operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2011 Form 10-K. An analysis of results for the first quarter of 2012 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of first quarter results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the Spanish tax settlement in 2012 and the net loss on Airgas transaction in 2011. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 26-27.

FIRST QUARTER 2012 VS. FIRST QUARTER 2011

FIRST QUARTER 2012 IN SUMMARY

—

Sales of $2,423.1 increased 1%, or $31.4. Underlying sales increased 1%, primarily due to higher pricing in the Merchant Gases and Electronics and Performance Materials segments. Overall volumes were flat as higher volumes from new plants in Tonnage Gases were offset by lower volumes in our Equipment, Performance Materials, and Merchant Gases businesses.

—

Operating income of $384.7 increased 7%, or $24.1, and operating margin of 15.9% increased 80 basis points (bp). On a non-GAAP basis, operating income decreased 5%, or $19.4, and operating margin decreased 100bp primarily from lower volumes in Merchant Gases, lower Equipment sales and an unfavorable currency impact.

—

Net income of $248.1 decreased 8%, or $20.5, and diluted earnings per share of $1.16 decreased 6%, or $.07. On a non-GAAP basis, net income decreased 1%, or $3.9, and diluted earnings per share increased 1%, or $.01. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 December		Increase (Decrease)
	2011	2010
Diluted Earnings per Share	$1.16	$1.23	$(.07)
Net loss on Airgas transaction	—	.12	(.12)
Spanish tax settlement	.20	—	.20
Diluted Earnings per Share – Non-GAAP Basis	$1.36	$1.35	$.01

Operating Income (after-tax)
Underlying business
Volume			$(.05)
Price/raw materials			(.02)
Costs			.02
Currency			(.02)
Operating Income			(.07)

Other (after-tax)
Equity affiliates’ income			.03
Income tax rate			.02
Average shares outstanding			.03
Other			.08
Total Change in Diluted Earnings per Share – Non-GAAP Basis			$.01

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2011	2010	$ Change	Change
Sales	$2,423.1	$2,391.7	$31.4	1%
Operating income – GAAP Basis	384.7	360.6	24.1	7%
Operating income – Non-GAAP Basis	384.7	404.1	(19.4)	(5)%
Operating margin – GAAP Basis	15.9%	15.1%	—	80bp
Operating margin – Non-GAAP Basis	15.9%	16.9%	—	(100bp )
Equity affiliates’ income	37.1	27.8	9.3	33%

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	1%
Currency	—%
Energy and raw material cost pass-through	—%
Total Consolidated Change	1%

Underlying sales increased 1%, primarily due to higher pricing of 1% driven by our Merchant Gases and Electronics and Performance Materials segments. Volumes were flat as higher volumes from new plants in Tonnage Gases were offset by lower volumes in the Merchant Gases, Performance Materials, and Equipment businesses.

Operating Income

Operating income of $384.7 increased 7%, or $24.1. On a non-GAAP basis, operating income of $384.7 decreased 5%, or $19.4. Underlying business decreased by $13 primarily due to unfavorable volume mix of $12 and lower recovery of raw material costs in pricing of $5, partially offset by lower costs of $4. The decrease in costs was due to productivity efforts which more than offset inflation. Unfavorable currency translation and foreign exchange impacts decreased operating income by $6. On a GAAP basis, prior year operating income includes a $43.5 net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $37.1 increased $9.3, primarily due to a prior year charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $248.9 increased $4.3, primarily due to inflation. S&A as a percent of sales increased to 10.3% from 10.2%.

Research and Development (R&D)

R&D expense of $28.1 decreased $1.1. R&D, as a percent of sales, remained flat at 1.2%.

Net loss on Airgas Transaction

In the first quarter of 2011, an expense of $43.5 ($27.2 after-tax, or $.12 per share) was recognized related to the Airgas transaction. Refer to Note 4, Airgas Transaction, to the consolidated financial statements for details.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $12.9 increased $6.2, primarily due to an increase in net gains on asset sales. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2011	2010
Interest incurred	$37.3	$34.7
Less: capitalized interest	7.9	3.7
Interest expense	$29.4	$31.0

Interest incurred increased $2.6. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. On a GAAP basis, the effective tax rate was 34.7% and 22.8% in the first quarter of 2012 and 2011, respectively. The current year rate includes expense of $43.8 related to the Spanish tax settlement. Refer to Note 15 for details. On a non-GAAP basis, the effective tax rate was 23.5% and 24.4% in the first quarter of 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to the geographic mix and amount of taxable income.

On 25 January 2012, the Spanish Supreme Court released its decision affirming the decision of the Spanish appeals court (Audiencia Nacional) and deciding in favor of Air Products as discussed in Note 15, Income Taxes. As a result, in the second quarter we will record a reduction in unrecognized tax benefits of approximately $60, including interest, which will reduce income tax expense in an equal amount. There is no cash impact from this decision.

Net Income

Net income was $248.1 compared to $268.6 and diluted earnings per share was $1.16 compared to $1.23. On a non-GAAP basis, net income was $291.9 compared to $295.8 and diluted earnings per share was $1.36 compared to $1.35. A summary table of changes in earnings per share is presented on page 22.

Subsequent Event – Homecare

In January 2012, the Board of Directors authorized the sale of our Homecare business. This business is currently reported in the Merchant Gases segment and will be accounted for as discontinued operations in the second quarter of fiscal year 2012.

On 8 January 2012, we reached agreements for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal and Spain. The business represents approximately 80% of our total Homecare business revenues.

The transactions are subject to regulatory approvals and employee consultation requirements and are expected to close in the second quarter of fiscal year 2012. Total sale proceeds of Euro 590 million (approximately $767) will be received in cash at closing. We anticipate a gain on the sale of this business in the second quarter of fiscal year 2012. We expect to sell the remaining portion of the Homecare business, which is primarily in the United Kingdom, within the next year.

See Note 3 to the Consolidated Financial Statements for further information.

Segment Analysis

Merchant Gases

	Three Months Ended 31 December
	2011	2010	$ Change	Change
Sales	$989.3	$987.8	$1.5	—%
Operating income	191.6	200.5	(8.9)	(4)%
Operating margin	19.4%	20.3%	—	(90bp )
Equity affiliates’ income	32.1	28.8	3.3	11%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	1%
Currency	—%
Total Merchant Gases Sales Change	—%

Underlying sales were flat due to lower volumes of 1% and higher pricing of 1%.

In the U.S./Canada, sales increased 2%, with price up 3%, partially offset by reduced volumes of 1%. The increase in pricing was across most product lines as we took actions to recover higher costs. In Europe, sales decreased 2%, with volumes down 2% and an unfavorable currency impact of 1%, partially offset by higher price of 1%. Volumes were down primarily due to overall weakness in the region. In Asia, sales increased 2%, with volumes up 1% and a favorable currency impact of 2%, partially offset by reduced pricing of 1%. Liquid argon pricing was down due to favorable spot pricing in China in the prior year.

Merchant Gases Operating Income and Margin

Operating income was lower primarily due to lower volumes of $8, lower recovery of raw material costs in pricing of $2, and an unfavorable currency impact of $1, partially offset by lower costs of $2. Operating margin decreased 90bp from prior year, primarily due to lower volumes.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased primarily as a result of higher volumes.

Tonnage Gases

	Three Months Ended 31 December
	2011	2010	$ Change	Change
Sales	$809.8	$766.0	$43.8	6%
Operating income	111.4	115.6	(4.2)	(4)%
Operating margin	13.8%	15.1%	—	(130bp )

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	6%
Energy and raw material cost pass-through	1%
Currency	(1)%
Total Tonnage Gases Sales Change	6%

Sales increased 6%, or $43.8. Volumes increased 6% primarily driven by new plants. Higher energy and raw material contractual cost pass-through to customers increased sales by 1%. Currency decreased sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income was lower by 4% due to higher operating costs of $8, primarily driven by higher maintenance costs, and an unfavorable currency impact of $2, partially offset by increased volumes of $6. Operating margin decreased 130 bp from prior year, primarily due to higher maintenance costs.

Electronics and Performance Materials

	Three Months Ended 31 December
	2011	2010	$ Change	Change
Sales	$535.2	$526.0	$9.2	2%
Operating income	78.1	68.9	9.2	13%
Operating margin	14.6%	13.1%	—	150bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	1%
Currency	—%
Total Electronics and Performance Materials Sales Change	2%

Sales increased due to higher volumes of 1% and higher pricing of 1%. Electronics sales increased 4%, reflecting increased volumes in the tonnage and equipment businesses. Performance Materials sales decreased 1%, due to lower volumes of 6%, partially offset by higher pricing of 4% and favorable currency of 1%. The decrease in volumes was across all product lines.

Electronics and Performance Materials Operating Income and Margin

Operating income was higher primarily from lower operating costs of $13 and higher volumes of $2, partially offset by lower recovery of raw material costs in pricing of $3 and unfavorable currency of $3. Operating margin improved primarily due to better cost performance.

Equipment and Energy

	Three Months Ended 31 December
	2011	2010	$ Change	Change
Sales	$88.8	$111.9	$(23.1)	(21)%
Operating income	7.3	20.2	(12.9)	(64)%

Equipment and Energy Sales and Operating Income

Sales of $88.8 and operating income of $7.3 decreased due to lower air separation unit and LNG heat exchanger activity.

The sales backlog for the Equipment business at 31 December 2011 was $310, compared to $334 at 30 September 2011.

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

Other operating loss was $(3.7) compared to $(1.1). No individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Operating Income	Operating Margin(b)	Net Income	Diluted EPS
2012 GAAP	$384.7	15.9%	$248.1	$1.16
2011 GAAP	360.6	15.1%	268.6	1.23
Change GAAP	$24.1	80bp	$(20.5)	$(.07)
% Change GAAP	7%		(8)%	(6)%

2012 GAAP	$384.7	15.9%	$248.1	$1.16
Spanish tax settlement	—	—	43.8	.20
2012 Non-GAAP Measure	$384.7	15.9%	$291.9	$1.36

2011 GAAP	$360.6	15.1%	$268.6	$1.23
Net loss on Airgas transaction (tax impact $16.3) (a)	43.5	1.8%	27.2	.12
2011 Non-GAAP Measure	$404.1	16.9%	$295.8	$1.35

Change Non-GAAP Measure	$(19.4)	(100bp )	$(3.9)	$.01
% Change Non-GAAP Measure	(5)%		(1)%	1%

	Effective Tax Rate
	2012	2011
Income Tax Provision — GAAP	$136.1	$81.5
Income before taxes — GAAP	$392.4	$357.4
Effective Tax Rate — GAAP	34.7%	22.8%

Income Tax Provision — GAAP	$136.1	$81.5
Net loss on Airgas transaction tax impact	—	16.3
Spanish tax settlement	(43.8)	—
Income Tax Provision — Non-GAAP Measure	$92.3	$97.8

Income before taxes — GAAP	$392.4	$357.4
Net loss on Airgas transaction	—	43.5
Income before taxes — Non-GAAP Measure	$392.4	$400.9
Effective Tax Rate — Non-GAAP Measure	23.5%	24.4%

(a)	Based on average statutory tax rate of 37.44%
(b)	Operating Margin is calculated by dividing operating income by sales.

PENSION BENEFITS

Refer to Note 9, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions. For additional information on our pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15, Retirement Benefits, to the consolidated financial statements in our 2011 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2012. We continue to have consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 December 2011, we had $395.2 of foreign cash and cash items compared to a total amount of cash and cash items of $407.3. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities increased $94.1, or 28%. The increase resulted from the favorable impact of changes in working capital of $186.2, partially offset by unfavorable adjustments to income to reconcile to cash provided by operating activities of $71.6 and lower net income of $20.5.

Changes in working capital increased cash provided by operating activities $186.2 and primarily included:

—	A $171.1 positive cash flow variance from payables and accrued liabilities resulting primarily from higher pension contributions in the prior year.

—	A $39.3 positive cash flow variance in trade receivables. This increase was primarily the result of lower sales partially offset by the slower collection of receivables.

—

A $24.2 net negative cash flow variance in the other working capital accounts. The decrease is primarily from changes in contracts in progress due to higher spending in the Europe and Asia regions and higher inventory levels.

Unfavorable adjustments to reconcile net income to cash provided by operating activities were $71.6 and primarily included:

—	A non-cash charge of $31.5 for the Airgas transaction in the prior year.

—	An increase in the undistributed earnings of equity affiliates of $25.3 due to higher dividend payments in the prior year.

Investing Activities

Cash used for investing activities increased $80.2 and primarily included:

—	Higher capital expenditures for plant and equipment of $42.8.

—	A $21.3 negative cash flow variance from lower proceeds from the sale of assets and investments.

—	Higher investments and advances to unconsolidated affiliates of $21.2.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2011	2010
Additions to plant and equipment	$349.7	$306.9
Investment in and advances to unconsolidated affiliates	21.2	—
Capital expenditures on a GAAP basis	$370.9	$306.9
Capital lease expenditures (A)	28.2	62.1
Purchase of noncontrolling interests (A)	6.3	—
Capital expenditures on a Non-GAAP basis	$405.4	$369.0

(A)

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

Financing Activities

Cash used for financing activities decreased $102.3, primarily due to a net increase in borrowings of $213.8, partially offset by the payment for subsidiary shares from noncontrolling interests of $58.4, lower proceeds from stock option exercises of $28.9 and higher dividends paid to shareholders of $17.1.

Our borrowings (short- and long-term proceeds, net of repayments) were a net increase of $81.4 as compared to net repayments of $132.4 during 2011. Borrowings in 2012 included a $400.0 senior fixed-rate 3.0% note issued on 3 November 2011. Payments in 2012 included $316.4 of net commercial paper repayments. Payments in 2011 included a $125.0 maturing medium-term note.

Total debt at 31 December 2011 and 30 September 2011, expressed as a percentage of the sum of total debt and total equity, was 43.2% and 43.4%, respectively. Total debt increased from $4,562.2 at 30 September 2011 to $4,616.0 at 31 December 2011.

As of 30 September 2011, a 4.25% Eurobond for $401.6 maturing in 2012 was classified as long-term debt because of our intent and ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015 and our intent to refinance via the U.S. or European public or private placement markets. As of 31 December 2011, we no longer intend to refinance this Eurobond and have reclassified it from long-term debt to current portion of long-term debt on the consolidated balance sheet.

During fiscal year 2011, we increased our total multicurrency revolving facility to a total of $2,170.0 maturing on 30 June 2015. Our only financial covenant is a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) of no greater than 60%. As of 31 December 2011, no borrowings were outstanding under these commitments. Additional commitments totaling $472.9 are maintained by our foreign subsidiaries, of which $429.4 was borrowed and outstanding at 31 December 2011.

We are in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2012, no shares were repurchased. At 31 December 2011, $1,000 in share repurchase authorization remains.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2011 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements in our 2011 Form 10-K and for current updates on Litigation and Environmental matters refer to Note 10, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in our 2011 Form 10-K. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

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

Our significant accounting policies are described in Note 1, Major Accounting Policies, to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in our 2011 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on our financial condition, change in financial condition, liquidity, or results of operations.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, slowing of global economic recovery; renewed deterioration in global or regional economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments due to economic conditions or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; the success of productivity programs; the success and impact of restructuring and cost reduction initiatives; achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10K for its fiscal year ended September 30, 2011. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2011 Form 10-K.

There were no material changes to market risk sensitivities for interest rate risk on fixed debt or foreign currency exchange rate risk since 30 September 2011.

The net financial instrument position increased from a liability of $4,261.1 at 30 September 2011 to a liability of $4,598.7 at 31 December 2011. The increase is primarily due to the impact of a higher book value of long-term debt (excluding exchange rate impacts), partially offset by the impact of a stronger U.S. Dollar on the translation of foreign currency debt.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 December 2011 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2012 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 27 January 2012	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2012 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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