Form 10-Q
period 2012-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2012-04-27
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended 31 March 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-1274455
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7201 Hamilton Boulevard, Allentown, Pennsylvania	18195-1501
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES

NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 March 2012
Common Stock, $1 par value	211,431,991

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 March 2012	30 September 2011
Assets
Current Assets
Cash and cash items	$319.5	$421.4
Trade receivables, net	1,381.8	1,361.6
Inventories	696.0	670.2
Contracts in progress, less progress billings	149.8	146.7
Prepaid expenses	105.2	77.5
Other receivables and current assets	373.3	269.2
Current assets of discontinued operations	317.3	243.2
Total Current Assets	3,342.9	3,189.8
Investment in net assets of and advances to equity affiliates	1,051.5	1,011.6
Plant and equipment, at cost	17,658.1	16,858.8
Less: accumulated depreciation	10,013.2	9,636.1
Plant and equipment, net	7,644.9	7,222.7
Goodwill	831.8	796.2
Intangible assets, net	276.0	260.5
Noncurrent capital lease receivables	1,166.5	1,042.8
Other noncurrent assets	367.2	478.2
Noncurrent assets of discontinued operations	275.0	288.9
Total Noncurrent Assets	11,612.9	11,100.9
Total Assets	$14,955.8	$14,290.7

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,587.7	$1,599.7
Accrued income taxes	39.6	65.0
Short-term borrowings	353.0	561.8
Current portion of long-term debt	506.6	72.2
Current liabilities of discontinued operations	52.5	43.3
Total Current Liabilities	2,539.4	2,342.0
Long-term debt	3,879.8	3,927.5
Other noncurrent liabilities	1,453.7	1,500.0
Deferred income taxes	651.5	558.2
Noncurrent liabilities of discontinued operations	24.0	24.3
Total Noncurrent Liabilities	6,009.0	6,010.0
Total Liabilities	8,548.4	8,352.0
Commitments and Contingencies – See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2012 and 2011 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	800.2	805.6
Retained earnings	8,882.6	8,599.5
Accumulated other comprehensive loss	(1,128.1)	(1,253.4)
Treasury stock, at cost (2012 – 38,023,593 shares; 2011 – 39,270,328 shares)	(2,541.4)	(2,605.3)
Total Air Products Shareholders’ Equity	6,262.7	5,795.8
Noncontrolling Interests	144.7	142.9
Total Equity	6,407.4	5,938.7
Total Liabilities and Equity	$14,955.8	$14,290.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March		Six Months Ended 31 March
(Millions of dollars, except for share data)	2012	2011	2012	2011
Sales	$2,344.3	$2,403.0	$4,665.8	$4,695.5
Cost of sales	1,715.8	1,748.2	3,438.1	3,417.8
Selling and administrative	237.3	242.0	468.4	468.5
Research and development	29.8	27.9	57.8	57.1
Cost reduction plan	86.8	—	86.8	—
Net loss on Airgas transaction	—	5.0	—	48.5
Other income, net	13.3	13.9	27.0	21.4
Operating Income	287.9	393.8	641.7	725.0
Equity affiliates’ income	35.5	31.7	72.6	59.5
Interest expense	29.4	29.4	58.8	60.4
Income from Continuing Operations before Taxes	294.0	396.1	655.5	724.1
Income tax provision	8.8	103.2	136.2	176.5
Income from Continuing Operations	285.2	292.9	519.3	547.6
Income from Discontinued Operations, net of tax	17.0	18.6	39.2	39.8
Net Income	302.2	311.5	558.5	587.4
Less: Net Income Attributable to Noncontrolling Interests	6.2	7.2	14.4	14.5
Net Income Attributable to Air Products	$296.0	$304.3	$544.1	$572.9

Net Income Attributable to Air Products
Income from continuing operations	$279.0	$285.7	$504.9	$533.1
Income from discontinued operations	17.0	18.6	39.2	39.8
Net Income Attributable to Air Products	$296.0	$304.3	$544.1	$572.9

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.32	$1.34	$2.39	$2.49
Income from discontinued operations	.08	.08	.19	.19
Net Income Attributable to Air Products	$1.40	$1.42	$2.58	$2.68

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.30	$1.31	$2.36	$2.44
Income from discontinued operations	.08	.08	.18	.18
Net Income Attributable to Air Products	$1.38	$1.39	$2.54	$2.62

Weighted Average of Common Shares Outstanding (in millions)	211.1	213.8	210.7	214.0
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	215.0	218.8	214.5	219.0
Dividends Declared Per Common Share – Cash	$.64	$.58	$1.22	$1.07

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March
(Millions of dollars)	2012	2011
Net Income	$302.2	$311.5
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($18.0) and ($34.1)	133.9	116.4
Net gain (loss) on derivatives, net of tax of $1.1 and $5.3	(1.1)	8.6
Unrealized holding gain (loss) on available-for-sale securities, net of tax of ($.1)	—	.6
Reclassification adjustments:
Derivatives, net of tax of $.3 and ($1.2)	2.1	(1.6)
Available-for-sale securities, net of tax of ($9.2)	—	(15.9)
Pension and postretirement benefits, net of tax of $8.9 and $8.8	16.0	17.1
Total Other Comprehensive Income	150.9	125.2
Comprehensive Income	453.1	436.7
Comprehensive Income Attributable to Noncontrolling Interests	9.6	7.3
Comprehensive Income Attributable to Air Products	$443.5	$429.4

	Six Months Ended 31 March
(Millions of dollars)	2012	2011
Net Income	$558.5	$587.4
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($4.0) and ($20.1)	95.7	164.4
Net gain (loss) on derivatives, net of tax of ($2.3) and $1.3	(10.4)	2.4
Unrealized holding gain (loss) on available-for-sale securities, net of tax of ($3.3)	—	(4.6)
Reclassification adjustments:
Derivatives, net of tax of $4.4 and $3.0	12.0	5.4
Available-for-sale securities, net of tax of ($9.3)	—	(16.1)
Pension and postretirement benefits, net of tax of $17.8 and $17.4	32.1	33.6
Total Other Comprehensive Income	129.4	185.1
Comprehensive Income	687.9	772.5
Comprehensive Income Attributable to Noncontrolling Interests	18.5	22.4
Comprehensive Income Attributable to Air Products	$669.4	$750.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 31 March
(Millions of dollars)	2012	2011
Operating Activities
Net Income	$558.5	$587.4
Less: Net income attributable to noncontrolling interests	14.4	14.5
Net income attributable to Air Products	544.1	572.9
Income from discontinued operations	(39.2)	(39.8)
Income from continuing operations attributable to Air Products	504.9	533.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	408.3	415.3
Deferred income taxes	53.1	63.0
Benefit from Spanish tax ruling	(58.3)	—
Undistributed earnings of unconsolidated affiliates	(25.0)	(7.7)
Gain on sale of assets and investments	(5.1)	(6.6)
Share-based compensation	27.4	21.9
Noncurrent capital lease receivables	(109.9)	(98.4)
Net loss on Airgas transaction	—	48.5
Payment of acquisition-related costs	—	(153.8)
Other adjustments	48.1	50.5
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(13.9)	(75.1)
Inventories	(19.9)	(18.8)
Contracts in progress, less progress billings	(1.9)	42.6
Other receivables	14.2	11.3
Payables and accrued liabilities	5.9	(227.6)
Other working capital	(96.7)	8.5
Cash Provided by Operating Activities	731.2	606.7
Investing Activities
Additions to plant and equipment	(734.9)	(592.0)
Acquisitions, less cash acquired	(26.4)	—
Investment in and advances to unconsolidated affiliates	(21.2)	(24.2)
Proceeds from sale of Airgas stock	—	94.7
Proceeds from sale of assets and investments	12.5	51.3
Change in restricted cash	6.4	10.4
Cash Used for Investing Activities	(763.6)	(459.8)
Financing Activities
Long-term debt proceeds	400.1	43.0
Payments on long-term debt	(8.6)	(172.0)
Net (decrease) increase in commercial paper and short-term borrowings	(190.2)	340.9
Dividends paid to shareholders	(244.1)	(210.1)
Purchase of treasury shares	(53.1)	(350.0)
Proceeds from stock option exercises	75.9	72.6
Excess tax benefit from share-based compensation	18.5	18.6
Payment for subsidiary shares from noncontrolling interests	(58.4)	—
Other financing activities	(13.2)	.8
Cash Used for Financing Activities	(73.1)	(256.2)
Discontinued Operations
Cash provided by operating activities	20.0	20.0
Cash used for investing activities	(7.7)	(20.7)
Cash provided by financing activities	—	.3
Cash Provided by (Used for) Discontinued Operations	12.3	(.4)
Effect of Exchange Rate Changes on Cash	3.7	5.7
Decrease in Cash and Cash Items	(89.5)	(104.0)
Cash and Cash Items – Beginning of Year	422.5	374.3
Cash and Cash Items – End of Period	333.0	270.3
Less: Cash and Cash Items – Discontinued Operations	13.5	.3
Cash and Cash Items – Continuing Operations	$319.5	$270.0

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2011 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first six months of 2012.

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

Accounting Guidance Implemented

Fair Value Measurements

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements which utilize inputs that are based on our own internal assumptions. This standard was effective for us beginning in the second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

3.	DISCONTINUED OPERATIONS

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached agreements for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal and Spain. This business represents approximately 80% of our total Homecare business revenues. We expect to sell the remaining portion of Homecare, which is primarily in the United Kingdom, within the next year.

The transaction with Linde received regulatory approval on 18 April 2012 and is expected to close on 30 April 2012. Total sale proceeds of €590 million (approximately $785) will be received in cash at closing. This amount includes contingent proceeds of €110 million (approximately $146) related to future business activity in Spain and Portugal. The gain related to the contingent proceeds will be deferred until the contingency period ends and the final proceeds are realized per the terms of the agreement. We will also be entitled to receive up to €32 million (approximately $43) of additional cash proceeds based upon collection of accounts receivable. We anticipate an after-tax gain in the range of €105-€130 million (approximately $140-$170) on the sale of this business in the third quarter of fiscal year 2012.

The Homecare business is being accounted for as discontinued operations. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets. The operating results are summarized below:

	Three Months Ended 31 March		Six Months Ended 31 March
	2012	2011	2012	2011
Sales	$95.5	$98.3	$197.0	$197.5

Income before taxes	25.2	25.7	56.1	55.1
Income tax provision	8.2	7.1	16.9	15.3
Income from Discontinued Operations, net of tax	$17.0	$18.6	$39.2	$39.8

Assets and liabilities of discontinued operations consist of the following:

	31 March	30 September
	2012	2011
Cash and cash items	$13.5	$1.1
Trade receivables, net	272.6	213.4
Inventories	11.1	11.2
Other current assets	20.1	17.5
Total Current Assets	$317.3	$243.2
Plant and equipment, net	$177.5	$189.3
Goodwill	96.6	96.2
Other noncurrent assets	.9	3.4
Total Noncurrent Assets	$275.0	$288.9
Payables and accrued liabilities	$41.6	$42.1
Accrued income taxes	10.9	.5
Short-term borrowings	—	.7
Total Current Liabilities	$52.5	$43.3
Other noncurrent liabilities	$12.4	$12.4
Deferred income taxes	11.6	11.9
Total Noncurrent Liabilities	$24.0	$24.3

4. COST REDUCTION PLAN

During the second quarter ended 31 March 2012, we initiated a cost reduction plan. The results from continuing operations includes a charge of $86.8 ($60.6 after-tax, or $.28 per share) for this plan. This charge represents the ongoing actions we are taking to improve our cost structure, particularly in Europe. It includes removing the stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business and the actions we are taking to right-size our European business cost structure in light of the challenging economic outlook.

This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions from our workforce. The remainder of the charge, $6.0, is related to the write-down of certain assets. For additional information regarding these assets, see Note 10, Fair Value Measurements. The planned actions are expected to be completed within the next twelve months.

The charge for the cost reduction plan is excluded from segment operating profit. The table below displays how this charge relates to the businesses at the segment level:

	Severance and Other Benefits	Asset Impairments	Total
Merchant Gases	$71.3	$6.0	$77.3
Tonnage Gases	3.8	—	3.8
Electronics and Performance Materials	5.7	—	5.7
Total 2012 Charge	$80.8	$6.0	$86.8

The following table summarizes the carrying amount of the accrual for the cost reduction plan at 31 March 2012:

	Severance and Other Benefits	Asset Impairments	Total
2012 Charge	$80.8	$6.0	$86.8
Noncash expenses	(.4)	(6.0)	(6.4)
Amount reflected in pension liability	(6.8)	—	(6.8)
Cash expenditures	(7.8)	—	(7.8)
Currency translation adjustment	.6	—	.6
Accrued balance	$66.4	$—	$66.4

5.	SUBSEQUENT EVENT- BUSINESS COMBINATION

On 29 February 2012, we entered into a definitive agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture, DuPont Air Products NanoMaterials LLC (DA NanoMaterials). DA NanoMaterials’ revenues for calendar year 2011 were approximately $90.

The acquisition closed on 2 April 2012 for approximately $150, subject to working capital adjustments, and was accounted for as a business combination. We will consolidate DA NanoMaterials results beginning in the third quarter of 2012 within our Electronics and Performance Materials business segment. Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. An after-tax gain in the range of $45-$55 is expected to be recognized in the third quarter as a result of revaluing our previously held equity interest before the business combination.

6.	AIRGAS TRANSACTION

In February 2010, we commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights. Based on a decision by the Delaware Chancery Court to uphold the decision of Airgas’ Board of Directors to retain the preferred stock purchase rights, we withdrew our offer on 15 February 2011.

The three and six months ended 31 March 2011 included a net loss of $5.0 ($4.4 after-tax, or $.02 per share) and $48.5 ($31.6 after-tax, or $.14 per share), respectively, which was reflected separately on the consolidated income statements as “Net loss on Airgas transaction.” This net loss included amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. The six months ended 31 March 2011 included cash payments for acquisition-related costs of $153.8, which was classified as an operating activity on the consolidated statements of cash flows. For additional details on this transaction, refer to Note 3, Airgas Transaction, in our 2011 Form 10-K.

7.	INVENTORIES

The components of inventories are as follows:

	31 March	30 September
	2012	2011
Inventories at FIFO Cost
Finished goods	$523.6	$477.3
Work in process	34.8	29.9
Raw materials, supplies and other	237.0	258.8
	795.4	766.0
Less: Excess of FIFO cost over LIFO cost	(99.4)	(95.8)
	$696.0	$670.2

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

8. GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2012 are as follows:

	30 September	Acquisitions and	Currency	31 March
	2011	Adjustments	Translation	2012
Merchant Gases	$479.2	$9.2	$10.6	$499.0
Tonnage Gases	14.1	—	.8	14.9
Electronics and Performance Materials	302.9	11.0	4.0	317.9
	$796.2	$20.2	$15.4	$831.8

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2012 is 2.4 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro/U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 March 2012		30 September 2011
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,456.1	.5	$1,512.1	.4
Net investment hedges	928.7	1.0	635.8	2.0
Not designated	298.7	.1	226.3	.1
Total Forward Exchange Contracts	$2,683.5	.6	$2,374.2	.8

In addition to the above, we use foreign currency-denominated debt and qualifying intercompany loans that are related to an outstanding borrowing from a third party to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt at 31 March 2012 included €738.4 million and 30 September 2011 included €742.1 million. The designated intercompany loans were €437.0 million at 31 March 2012 and 30 September 2011.

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

Interest Rate Swap Contracts

We enter into interest rate swap contracts to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in our debt portfolio. Our interest rate swap portfolio will generally consist of fixed to floating swaps which are designated as fair value hedges and pre-issuance interest rate swap agreements to hedge the interest rate on anticipated fixed-rate debt issuance which are designated as cash flow hedges. At 31 March 2012, outstanding interest rate swaps were denominated in U.S. dollars and Euros. The maximum remaining hedged term of any interest rate swap designated as a cash flow hedge is .8 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is our policy not to enter into any interest rate swap contracts which lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	31 March 2012				30 September 2011
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$583.4	LIBOR	3.38%	4.0	$583.9	LIBOR	3.38%	4.5
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	1.9	$32.2	5.54%	5.48%	2.5
Interest rate swaps (cash flow hedge)	$100.0	2.30%	LIBOR	.8	$300.0	2.33%	LIBOR	.4

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

		31 March 2012	30 September 2011		31 March 2012	30 September 2011
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$ 11.7	$22.0	Accrued liabilities	$49.8	$33.0
Interest rate swap contracts	Other receivables	11.8	5.8	Accrued liabilities	1.4	3.8
Forward exchange contracts	Other noncurrent assets	40.6	45.0	Other noncurrent liabilities	1.1	1.0
Interest rate swap contracts	Other noncurrent assets	36.2	42.4	Other noncurrent liabilities	2.9	2.2
Total Derivatives Designated as Hedging Instruments		$100.3	$115.2		$55.2	$40.0
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$ 1.3	$ 3.0	Accrued liabilities	$ 1.3	$ 3.8
Total Derivatives		$101.6	$118.2		$56.5	$43.8

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments.

	Three Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$(2.5)	$8.6	$—	$—	$1.4	$—	$(1.1)	$8.6
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.2	6.3	—	—	—	—	.2	6.3
Net (gain) loss reclassified from OCI to other income, net (effective portion)	1.8	(8.1)	—	—	—	—	1.8	(8.1)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.3)	—	—	—	.3	.3	—	.3
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.1	(.1)	—	—	—	—	.1	(.1)
Fair Value Hedges:

Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$(4.0)	$(4.8)	$(4.0)	$(4.8)
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$(16.1)	$(18.3)	$(34.3)	$(71.2)	$(.7)	$(.5)	$(51.1)	$(90.0)
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income, net(C)	$.9	$(.9)	$—	$—	$—	$—	$.9	$(.9)

	Six Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$(15.3)	$2.4	$—	$—	$4.9	$—	$(10.4)	$2.4
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.5	5.5	—	—	—	—	.5	5.5
Net (gain) loss reclassified from OCI to other income, net (effective portion)	10.3	(.8)	—	—	—	—	10.3	(.8)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	.4	—	—	—	.6	.6	1.0	.6
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.2	.1	—	—	—	—	.2	.1
Fair Value Hedges:

Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$(4.9)	$(21.2)	$(4.9)	$(21.2)
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$(7.0)	$(14.3)	$3.0	$(54.1)	$(.5)	$(.3)	$(4.5)	$(68.7)
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income, net(C)	$(1.2)	$(.7)	$—	$—	$—	$—	$(1.2)	$(.7)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 March 2012 that are expected to be reclassified to earnings in the next twelve months are not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $15.7 as of 31 March 2012 and $10.5 as of 30 September 2011. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $62.1 as of 31 March 2012 and $66.1 as of 30 September 2011. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

Refer to Note 9, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

Long-term Debt

The fair value of our debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard valuation models utilize observable market data such as interest rate yield curves and currency spot rates. Therefore, the fair value of our debt is classified as a level 2 measurement. We generally perform the computation of the fair value of these instruments.

Other Liabilities

As of 30 September 2011, other liabilities included the obligation to purchase 25% of the remaining shares of CryoService Limited (CSL). CSL is not publicly traded and therefore, no observable market existed for the shares. The fair value of the outstanding liability was determined using an internally developed valuation model that was based on a multiple of earnings formula. On 30 November 2011, payment was remitted for this obligation and 100% of the shares are now owned. Refer to Note 15, Noncontrolling Interests, for additional information.

The carrying values and fair values of financial instruments were as follows:

	31 March 2012		30 September 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$53.6	$53.6	$70.0	$70.0
Interest rate swap contracts	48.0	48.0	48.2	48.2
Liabilities
Derivatives
Forward exchange contracts	$52.2	$52.2	$37.8	$37.8
Interest rate swap contracts	4.3	4.3	6.0	6.0
Long-term debt, including current portion	4,386.4	4,673.4	3,999.7	4,284.5
Other liabilities	—	—	51.0	51.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 March 2012				30 September 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$53.6	$—	$53.6	$—	$70.0	$—	$70.0	$—
Interest rate swap contracts	48.0	—	48.0	—	48.2	—	48.2	—
Total Assets at Fair Value	$101.6	$—	$101.6	$—	$118.2	$—	$118.2	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$52.2	$—	$52.2	$—	$37.8	$—	$37.8	$—
Interest rate swap contracts	4.3	—	4.3	—	6.0	—	6.0	—
Other liabilities	—	—	—	—	51.0	—	—	51.0
Total Liabilities at Fair Value	$56.5	$—	$56.5	$—	$94.8	$—	$43.8	$51.0

Refer to Note 1, Major Accounting Policies, in our 2011 Form 10-K and Note 9, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance at 30 September 2011	$51.0
Expense included in interest expense	.8
Payment to settle liability	(52.1)
Currency translation adjustment	.3
Balance at 31 March 2012	$—

The following is a tabular presentation of the nonrecurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	31 March 2012				Net Loss
	Total	Level 1	Level 2	Level 3
Long-lived assets held for sale	$2.2	$—	$—	$2.2	$6.0

Long-lived assets held for sale with a carrying value of $8.2 were written down to fair value of $2.2, resulting in a loss of $6.0, which was included in the cost reduction plan charge. For additional information regarding this plan, see Note 4, Cost Reduction Plan, in this quarterly filing. We quantified the fair value of assets held for sale using a market approach, based on prices for other market transactions involving comparable assets and our assessment of value considering our knowledge of the markets.

11.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and six months ended 31 March 2012 and 2011 were as follows:

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
Three Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$11.2	$6.1	$10.9	$7.3	$1.1	$1.4
Interest cost	31.0	15.5	30.7	16.0	1.0	.8
Expected return on plan assets	(44.5)	(16.5)	(44.9)	(17.0)	—	—
Prior service cost amortization	.6	.1	.6	.2	—	—
Actuarial loss amortization	19.7	3.8	16.0	8.2	.7	1.0
Special termination benefits	4.6	2.2	—	—	—	—
Other	—	.7	—	.5	—	—
Net periodic benefit cost	$22.6	$11.9	$13.3	$15.2	$2.8	$3.2

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
Six Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$22.5	$12.1	$21.8	$14.5	$2.2	$2.8
Interest cost	62.1	31.2	61.5	31.7	2.0	1.6
Expected return on plan assets	(89.0)	(33.3)	(89.8)	(33.6)	—	—
Prior service cost amortization	1.3	.2	1.2	.4	—	—
Actuarial loss amortization	39.3	7.7	32.0	15.6	1.4	2.0
Special termination benefits	4.6	2.2	—	—	—	—
Other	—	1.3	—	.9	—	—
Net periodic benefit cost	$40.8	$21.4	$26.7	$29.5	$5.6	$6.4

Special termination benefits for the three and six months ended 31 March 2012 are related to the cost reduction plan initiated in the second quarter. For additional information regarding this plan, see Note 4, Cost Reduction Plan.

For the six months ended 31 March 2012 and 2011, our cash contributions to funded plans and benefit payments under unfunded plans were $23.4 and $221.4, respectively. Total contributions for fiscal 2012 are expected to be approximately $40 to $60. During fiscal 2011, total contributions were $241.

12.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $98 at 31 March 2012) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $98 at 31 March 2012) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2011 Form 10-K. The consolidated balance sheets at 31 March 2012 and 30 September 2011 included an accrual of $80.2 and $82.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $80 to a reasonably possible upper exposure of $94 as of 31 March 2012.

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

PACE

At 31 March 2012, $34.6 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 March 2012, $20.7 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 31 March 2012, $8.0 of the environmental accrual was related to the Paulsboro site.

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

Agreement to Purchase Shares in Equity Affiliate

In September 2011, we entered into an agreement to acquire 25% of the outstanding shares of Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG). The transaction is subject to regulatory approval and customary local closing conditions. The closing date is expected to occur in the third quarter of fiscal year 2012. AHG is a company of the privately-owned Abdullah Hashim Group, based in the Kingdom of Saudi Arabia. AHG is the largest private industrial gases company in Saudi Arabia. It is comprised of three businesses, including industrial gases, equipment and consumables and refrigerants. The transaction will be recorded as an investment in net assets of and advances to equity affiliates in the Merchant Gases segment.

13.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the six months ended 31 March 2012, we granted 1,079,860 stock options at a weighted-average exercise price of $82.64 and an estimated fair value of $21.43 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.0%-30.4%; expected dividend yield of 2.3%; expected life in years of 7.3-9.0; and a risk-free interest rate of 1.7%-2.1%. In addition, we granted 247,063 deferred stock units at a weighted-average grant-date fair value of $83.17 and 34,595 restricted shares at a weighted-average grant-date fair value of $82.64. Refer to Note 18, Share-Based Compensation, in our 2011 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three and six months ended 31 March 2012 was $15.6 ($9.8 after-tax) and $27.4 ($17.5 after-tax), respectively. Of the share-based compensation cost recognized for the six months ended 31 March 2012, $23.6 was a component of selling and administrative expense, $2.6 a component of cost of sales, $.8 a component of research and development, and $.4 a component of the cost reduction plan. Share-based compensation cost charged against income in the three and six months ended 31 March 2011 was $11.7 ($7.1 after-tax) and $21.9 ($13.5 after-tax), respectively. The amount of share-based compensation cost capitalized in 2012 and 2011 was not material.

14.	EQUITY

The following is a summary of the changes in total equity for the three and six months ended 31 March:

	Three Months Ended 31 March
	2012			2011
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 December	$5,909.0	$148.1	$6,057.1	$5,810.0	$167.2	$5,977.2
Net Income	296.0	6.2	302.2	304.3	7.2	311.5
Components of Other Comprehensive Income, net of tax
Translation adjustments	130.4	3.5	133.9	116.3	.1	116.4
Net gain (loss) on derivatives	(1.0)	(.1)	(1.1)	8.6	—	8.6
Unrealized holding gain on available-for-sale securities	—	—	—	.6	—	.6
Reclassification adjustments:
Derivatives	2.1	—	2.1	(1.6)	—	(1.6)
Available-for-sale securities	—	—	—	(15.9)	—	(15.9)
Pension and postretirement benefits	16.0	—	16.0	17.1	—	17.1
Total Other Comprehensive Income	147.5	3.4	150.9	125.1	.1	125.2
Comprehensive Income	443.5	9.6	453.1	429.4	7.3	436.7
Dividends on common stock (per share $.64, $.58)	(135.3)	—	(135.3)	(122.9)	—	(122.9)
Dividends to noncontrolling interests	—	(13.0)	(13.0)	—	(.5)	(.5)
Share-based compensation expense	15.2	—	15.2	11.7	—	11.7
Purchase of treasury shares	(53.1)	—	(53.1)	(350.0)	—	(350.0)
Issuance of treasury shares for stock option and award plans	64.1	—	64.1	33.4	—	33.4
Tax benefit of stock option and award plans	21.2	—	21.2	14.5	—	14.5
Other equity transactions	(1.9)	—	(1.9)	(.9)	—	(.9)
Balance at 31 March	$6,262.7	$144.7	$6,407.4	$5,825.2	$174.0	$5,999.2

	Six Months Ended 31 March
	2012			2011
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,795.8	$142.9	$5,938.7	$5,546.9	$150.7	$5,697.6
Net Income	544.1	14.4	558.5	572.9	14.5	587.4
Components of Other Comprehensive Income, net of tax
Translation adjustments	91.4	4.3	95.7	156.4	8.0	164.4
Net gain (loss) on derivatives	(10.2)	(.2)	(10.4)	2.5	(.1)	2.4
Unrealized holding loss on available-for-sale securities	—	—	—	(4.6)	—	(4.6)
Reclassification adjustments:
Derivatives	12.0	—	12.0	5.4	—	5.4
Available-for-sale securities	—	—	—	(16.1)	—	(16.1)
Pension and postretirement benefits	32.1	—	32.1	33.6	—	33.6
Total Other Comprehensive Income	125.3	4.1	129.4	177.2	7.9	185.1
Comprehensive Income	669.4	18.5	687.9	750.1	22.4	772.5
Dividends on common stock (per share $1.22, $1.07)	(257.5)	—	(257.5)	(228.2)	—	(228.2)
Dividends to noncontrolling interests	—	(13.0)	(13.0)	—	(.5)	(.5)
Share-based compensation expense	27.0	—	27.0	21.9	—	21.9
Purchase of treasury shares	(53.1)	—	(53.1)	(350.0)	—	(350.0)
Issuance of treasury shares for stock option and award plans	61.8	—	61.8	65.0	—	65.0
Tax benefits of stock option and award plans	25.4	—	25.4	27.8	—	27.8
Purchase of noncontrolling interests	(4.4)	(1.9)	(6.3)	(6.1)	—	(6.1)
Contribution from noncontrolling interests	—	—	—	—	1.4	1.4
Other equity transactions	(1.7)	(1.8)	(3.5)	(2.2)	—	(2.2)
Balance at 31 March	$6,262.7	$144.7	$6,407.4	$5,825.2	$174.0	$5,999.2

15.	NONCONTROLLING INTERESTS

In June 2010, we entered into agreements to increase our ownership percentage from 72% to 97% of CryoService Limited (CSL), a cryogenic and specialty gases company in the U.K. At 30 September 2011, the liability to purchase the additional 25%, based on a multiple of earnings formula, was reported in payables and accrued liabilities on the consolidated balance sheet. On 30 November 2011, we remitted consideration of £33.2 million ($52.1) to fulfill this obligation. Refer to Note 10, Fair Value Measurements, for a rollforward of the liability balance. For additional information, refer to Note 19 in our 2011 Form 10-K.

In the first quarter of 2012, we entered into an agreement to purchase the remaining 3% of CSL, increasing our ownership percentage to 100%. On 30 November 2011, we remitted consideration of £4.0 million ($6.3) to purchase the remaining 3% of CSL.

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholders’ equity:

	Three Months Ended 31 March		Six Months Ended 31 March
	2012	2011	2012	2011
Net Income Attributable to Air Products	$296.0	$304.3	$544.1	$572.9
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	—	—	(4.4)	(6.1)
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$296.0	$304.3	$539.7	$566.8

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 March		Six Months Ended 31 March
	2012	2011	2012	2011
NUMERATOR
Income from continuing operations	$279.0	$285.7	$504.9	$533.1
Income from discontinued operations	17.0	18.6	39.2	39.8
Net Income Attributable to Air Products	$296.0	$304.3	$544.1	$572.9
DENOMINATOR (in millions)
Weighted average number of common shares outstanding	211.1	213.8	210.7	214.0
Effect of dilutive securities
Employee stock options	3.0	4.1	2.9	4.1
Other award plans	.9	.9	.9	.9
	3.9	5.0	3.8	5.0
Weighted average number of common shares outstanding assuming dilution	215.0	218.8	214.5	219.0

BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.32	$1.34	$2.39	$2.49
Income from discontinued operations	.08	.08	.19	.19
Net Income Attributable to Air Products	$1.40	$1.42	$2.58	$2.68
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.30	$1.31	$2.36	$2.44
Income from discontinued operations	.08	.08	.18	.18
Net Income Attributable to Air Products	$1.38	$1.39	$2.54	$2.62

Options on 2.2 million and 3.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2012, respectively. Options on 2.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2011.

17.	INCOME TAXES

Q1 Spanish Tax Settlement

We were challenged by the Spanish tax authorities over income tax deductions taken by certain of our Spanish subsidiaries during fiscal years 2005-2011. Although we continue to believe that all positions taken were compliant with applicable laws, in November 2011 we reached a settlement with the Spanish tax authorities for €41.3 million (approximately $56) in resolution of all tax issues under examination. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had a 6.7% impact in our effective tax rate for the six months ended 31 March 2012. The cash payment for the settlement was principally paid in January 2012.

Q2 Spanish Tax Ruling

As of 30 September 2011, our unrecognized tax benefits included an amount related to certain transactions of a Spanish subsidiary for years 1991 and 1992, a period before we controlled this subsidiary. In March 2009, the Spanish appeals court (Audiencia Nacional) ruled in favor of our Spanish subsidiary. The Spanish government appealed this court decision to the Spanish Supreme Court, and as a result, we did not reverse the liability accrued for these unrecognized tax benefits. On 25 January 2012, the Spanish Supreme Court released its decision affirming the decision of the Audiencia Nacional in favor of our Spanish subsidiary. As a result, in the second quarter we recorded a reduction in income tax expense of $58.3 ($.27 per share), including interest and penalties, and a reduction in unrecognized tax benefits. This reduction in income tax expense had a 19.8% and 8.9% impact on our effective tax rate for the three and six months ended 31 March 2012, respectively.

18.	SUPPLEMENTAL INFORMATION

Debt Issuance

On 3 November 2011, we issued a $400.0 senior fixed-rate 3.0% note that matures 3 November 2021.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During the first six months of fiscal year 2012, we repurchased .6 million of our outstanding shares at a cost of $53.1. At 31 March 2012, $946.9 in share repurchase authorization remains.

19.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 31 March		Six Months Ended 31 March
	2012	2011	2012	2011
Sales to External Customers
Merchant Gases	$883.6	$914.4	$1,771.3	$1,803.0
Tonnage Gases	783.5	799.2	1,593.3	1,565.2
Electronics and Performance Materials	567.0	575.9	1,102.2	1,101.9
Equipment and Energy	110.2	113.5	199.0	225.4
Segment and Consolidated Totals	$2,344.3	$2,403.0	$4,665.8	$4,695.5

Operating Income
Merchant Gases	$152.5	$165.1	$318.8	$341.4
Tonnage Gases	125.4	120.9	236.8	236.5
Electronics and Performance Materials	85.5	91.6	163.6	160.6
Equipment and Energy	9.8	22.5	17.1	42.7
Segment Total	$373.2	$400.1	$736.3	$781.2
Cost reduction plan	(86.8)	—	(86.8)	—
Net loss on Airgas transaction	—	(5.0)	—	(48.5)
Other (A)	1.5	(1.3)	(7.8)	(7.7)
Consolidated Total	$287.9	$393.8	$641.7	$725.0

(A)	Includes stranded costs resulting from discontinued operations.

	31 March	30 September
	2012	2011
Identifiable Assets (B)
Merchant Gases	$4,759.3	$4,579.6
Tonnage Gases	4,793.4	4,464.3
Electronics and Performance Materials	2,634.9	2,488.9
Equipment and Energy	288.4	335.6
Segment total	$12,476.0	$11,868.4
Other	836.0	878.6
Discontinued operations	592.3	532.1
Consolidated Total	$13,904.3	$13,279.1

(B)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 31 March		Six Months Ended 31 March
	2012	2011	2012	2011
Sales to External Customers
North America	$1,117.6	$1,194.1	$2,215.8	$2,320.0
Europe	626.8	645.3	1,230.0	1,277.6
Asia	547.4	498.3	1,120.7	979.7
Latin America/Other	52.5	65.3	99.3	118.2
Consolidated Total	$2,344.3	$2,403.0	$4,665.8	$4,695.5

Geographic information is based on country of origin. The Europe region operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia region operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2011 Form 10-K. An analysis of results for the second quarter and first six months of 2012 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of second quarter and year to date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the cost reduction plan charge, the Spanish tax settlement, and the Spanish tax ruling in 2012. For 2011, the non-GAAP measures exclude the net loss on Airgas transaction. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 37-38.

SECOND QUARTER 2012 VS. SECOND QUARTER 2011

SECOND QUARTER 2012 IN SUMMARY

—

Sales of $2,344.3 decreased 2%, or $58.7. Underlying sales increased 2%, primarily due to higher volumes in Tonnage Gases and higher pricing in our Merchant Gases segment. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 3%.

—

Operating income of $287.9 decreased 27%, or $105.9, and operating margin of 12.3% decreased 410 basis points (bp). On a non-GAAP basis, operating income decreased 6%, or $24.1, and operating margin decreased 60 bp, primarily from lower volumes in our Merchant Gases segment and an unfavorable volume mix in our Equipment business.

—

Income from continuing operations of $279.0 decreased 2%, or $6.7, and diluted earnings per share from continuing operations of $1.30 decreased 1%, or $.01. On a non-GAAP basis, income from continuing operations decreased 3%, or $8.8, and diluted earnings per share from continuing operations decreased 2%, or $.02. A summary table of changes in diluted earnings per share is presented below.

—

We purchased .6 million of our outstanding shares at a cost of $53.1 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 31 March 2012, $946.9 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.58 to $.64 per share. This represents the 30th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 March		Increase (Decrease)
	2012	2011
Diluted Earnings per Share
Net Income	$1.38	$1.39	$(.01)
Income from Discontinued Operations	.08	.08	—
Income from Continuing Operations – GAAP Basis	$1.30	$1.31	$(.01)
Cost reduction plan	.28	—	.28
Q2 Spanish tax ruling	(.27)	—	(.27)
Net loss on Airgas transaction	—	.02	(.02)
Income from Continuing Operations – Non-GAAP Basis	$1.31	$1.33	$(.02)

Operating Income (after-tax)
Underlying business
Volume			$(.09)
Price/raw materials			.02
Costs			(.01)
Operating Income			(.08)

Other (after-tax)
Income tax rate			.02
Average shares outstanding			.02
Equity affiliates’ income			.01
Other			.01
Other			.06
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$(.02)

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$2,344.3	$2,403.0	$(58.7)	(2)%
Operating income – GAAP Basis	287.9	393.8	(105.9)	(27)%
Operating income – Non-GAAP Basis	374.7	398.8	(24.1)	(6)%
Operating margin – GAAP Basis	12.3%	16.4%	—	(410bp)
Operating margin – Non-GAAP Basis	16.0%	16.6%	—	(60bp)
Equity affiliates’ income	35.5	31.7	3.8	12%

Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	1%
Currency	(1)%
Energy and raw material cost pass-through	(3)%
Total Consolidated Change	(2)%

Underlying sales increased 2% with both volumes and pricing up 1%. Volume increases in Tonnage Gases were partially offset by lower volumes in our Merchant Gases and Electronics businesses. The increase in pricing was driven by our Merchant Gases segment. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 3%. Currency unfavorably impacted sales by 1%.

Operating Income

Operating income of $287.9 decreased 27%, or $105.9. On a non-GAAP basis, operating income of $374.7 decreased 6%, or $24.1. Underlying business decreased by $24, primarily due to an unfavorable volume mix of $23 and higher costs of $4, partially offset by higher recovery of raw material costs in pricing of $3. On a GAAP basis, current year operating income includes a charge of $86.8 for the cost reduction plan and prior year operating income includes a $5.0 net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $35.5 increased $3.8, primarily due to higher pricing and volumes, partially offset by unfavorable currency.

Selling and Administrative Expense (S&A)

S&A expense of $237.3 decreased $4.7, primarily due to lower incentive compensation costs, partially offset by inflation. S&A, as a percent of sales, was 10.1% in both 2012 and 2011.

Research and Development (R&D)

R&D expense of $29.8 increased $1.9. R&D, as a percent of sales, increased from 1.2% to 1.3%.

Net loss on Airgas Transaction

In the second quarter of 2011, $5.0 ($4.4 after-tax, or $.02 per share) in net loss was recognized related to the Airgas transaction. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for additional details.

Cost Reduction Plan

During the second quarter ended 31 March 2012, we initiated a cost reduction plan. The results from continuing operations include a charge of $86.8 ($60.6 after-tax, or $.28 per share) for this plan. This charge represents the ongoing actions we are taking to improve our cost structure, particularly in Europe. It includes removing the stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and the actions we are taking to right-size our European business cost structure in light of the challenging economic outlook.

This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions from our workforce. The remainder of the charge, $6.0, is related to the write-down of certain assets. For additional information regarding these assets, see Note 10, Fair Value Measurements, to the consolidated financial statements. The planned actions are expected to be completed within the next twelve months. The charge for the cost reduction plan is excluded from segment operating profit. The charge relates to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials.

In the fourth quarter of 2012, we expect that these severance actions, together with other related cost reductions, will generate savings that will offset the $6 of stranded costs generated by the Homecare divestiture. By the end of 2013, we expect the cost reduction plan to provide $60 of annual savings.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $13.3 decreased $.6, primarily due to net gains on asset sales in the prior year, partially offset by favorable foreign exchange in the current year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 March
	2012	2011
Interest incurred	$36.8	$35.2
Less: capitalized interest	7.4	5.8
Interest expense	$29.4	$29.4

Interest incurred increased $1.6. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 3.0% and 26.1% in the second quarter of 2012 and 2011, respectively. The current quarter effective tax rate includes reductions in income tax expense of $58.3 related to the second quarter Spanish tax ruling and $26.2 related to the cost reduction plan. Refer to Note 17, Income Taxes, and Note 4, Cost Reduction Plan, to the consolidated financial statements for details on these transactions. On a non-GAAP basis, the effective tax rate was 24.5% and 25.9% in the second quarter of 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to the geographic mix and amount of taxable income.

Discontinued Operations

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached agreements for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal, and Spain. This business represents approximately 80% of our total Homecare business revenues. We expect to sell the remaining portion of Homecare, which is primarily in the United Kingdom, within the next year.

The transaction with Linde received regulatory approval on 18 April 2012 and is expected to close on 30 April 2012. Total sale proceeds of €590 million (approximately $785) will be received in cash at closing. We anticipate an after-tax gain in the range of €105-€130 million (approximately $140-$170) on the sale of this business in the third quarter of fiscal year 2012.

The Homecare business is being accounted for as discontinued operations. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for further details.

Net Income

Net income was $296.0 compared to $304.3 and diluted earnings per share was $1.38 compared to $1.39. On a non-GAAP basis, net income was $298.3 compared to $308.7 and diluted earnings per share was $1.39 compared to $1.41. A summary table of changes in earnings per share is presented on page 26.

Segment Analysis

Merchant Gases

	Three Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$883.6	$914.4	$(30.8)	(3)%
Operating income	152.5	165.1	(12.6)	(8)%
Operating margin	17.3%	18.1%	—	(80bp	)
Equity affiliates’ income	31.2	29.1	2.1	7%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	2%
Currency	(2)%
Total Merchant Gases Sales Change	(3)%

Underlying sales decreased 1% as the impact of lower volumes of 3% was partially offset by higher pricing of 2%. Currency unfavorably impacted sales 2%.

In the U.S./Canada, sales were flat, with price up 2% and volumes down 2%. Pricing increased due to improvement across most product lines as we took actions to recover higher costs. Volumes declined due to weakness in medical, electronics, and liquid hydrogen demand. In Europe, sales decreased 5%, with an unfavorable currency impact of 4% and volumes down 2%, partially offset by higher price of 1%. Volumes were down primarily due to weaker end market demand. Pricing was higher in both liquid/bulk and packaged gases. In Asia, sales increased 1%, with increased pricing of 1% and a favorable currency impact of 1%, partially offset by lower volumes of 1%.

Merchant Gases Operating Income and Margin

Operating income was lower primarily due to lower volumes of $16 and an unfavorable currency impact of $2, partially offset by higher recovery of raw material costs in pricing of $7. The decrease in volumes was across most businesses. Operating margin decreased 80 bp from prior year, primarily due to lower volumes.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income increased primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases
	Three Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$783.5	$799.2	$(15.7)	(2)%
Operating income	125.4	120.9	4.5	4%
Operating margin	16.0%	15.1%	—	90bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	7%
Energy and raw material cost pass-through	(8)%
Currency	(1)%
Total Tonnage Gases Sales Change	(2)%

Sales decreased 2%, or $15.7. Volumes increased 7% from existing customer loadings and new projects. Lower energy and raw material contractual cost pass-through to customers decreased sales by 8% and currency unfavorably impacted sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income was higher by 4% due to higher volumes of $8, partially offset by higher operating costs of $3 and an unfavorable currency impact of $1. Operating margin increased 90 bp from prior year, primarily due to lower energy and raw material contractual pass-through.

Electronics and Performance Materials

	Three Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$567.0	$575.9	$(8.9)	(2)%
Operating income	85.5	91.6	(6.1)	(7)%
Operating margin	15.1%	15.9%	—	(80bp )

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Price	— %
Currency	— %
Total Electronics and Performance Materials Sales Change	(2)%

Sales decreased due to lower volumes and business mix of 2%, primarily driven by weaker electronics demand. Electronics sales decreased 4%, reflecting lower end market demand. Performance Materials sales increased 2%, due to higher volumes and price.

Electronics and Performance Materials Operating Income and Margin

Operating income decreased due to lower recovery of raw material costs in pricing of $4, lower volumes of $3, and unfavorable currency of $1, partially offset by lower operating costs of $2. Operating margin decreased 80 bp primarily due to lower volumes and higher raw material costs in Electronics.

Equipment and Energy

	Three Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$110.2	$113.5	$(3.3)	(3)%
Operating income	9.8	22.5	(12.7)	(56)%

Equipment and Energy Sales and Operating Income

Sales of $110.2 and operating income of $9.8 decreased due to lower LNG heat exchanger activity.

The sales backlog for the Equipment business at 31 March 2012 was $312, compared to $334 at 30 September 2011.

Other

Other operating income (loss) primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses.

Other operating income was $1.5 versus a loss of $1.3 in the prior year. The increase was due to favorable foreign exchange partially offset by gains on asset sales in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

FIRST SIX MONTHS 2012 VS. FIRST SIX MONTHS 2011

FIRST SIX MONTHS 2012 IN SUMMARY

—

Sales of $4,665.8 decreased 1%, or $29.7. Underlying sales increased 1%, primarily due to higher pricing in the Merchant Gases and Electronics and Performance Materials segments. Overall volumes were flat as higher volumes from new plants in Tonnage Gases were offset by lower volumes in our Merchant Gases, Electronics and Performance Materials, and Equipment and Energy segments.

—

Operating income of $641.7 decreased 11%, or $83.3, and operating margin of 13.8% decreased 160 bp. On a non-GAAP basis, operating income decreased 6%, or $45.0 and operating margin decreased 90 bp, primarily from lower Merchant Gases and Equipment volumes and unfavorable mix due to lower LNG plant sales.

—

Income from continuing operations of $504.9 decreased 5%, or $28.2, and diluted earnings per share from continuing operations of $2.36 decreased 3%, or $.08. On a non-GAAP basis, income from continuing operations decreased 2%, or $13.7, and diluted earnings per share from continuing operations decreased $.01. A summary table of changes in diluted earnings per share is presented below.

—

We purchased .6 million of our outstanding shares at a cost of $53.1 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 31 March 2012, $946.9 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.58 to $.64 per share. This represents the 30th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Six Months Ended 31 March		Increase (Decrease)
	2012	2011
Diluted Earnings per Share
Net Income	$2.54	$2.62	$(.08)
Income from Discontinued Operations	.18	.18	—
Income from Continuing Operations – GAAP Basis	$2.36	$2.44	$(.08)
Cost reduction plan	.28	—	.28
Q1 Spanish tax settlement	.20	—	.20
Q2 Spanish tax ruling	(.27)	—	(.27)
Net loss on Airgas transaction	—	.14	(.14)
Income from Continuing Operations – Non-GAAP Basis	$2.57	$2.58	$(.01)

Operating Income (after-tax)
Underlying business
Volume			(.15)
Price/raw materials			.02
Costs			(.01)
Currency			(.02)
Operating Income			(.16)

Other (after-tax)
Equity affiliates’ income			.05
Interest expense			.01
Income tax rate			.04
Average shares outstanding			.05
Other			.15
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$(.01)

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Six Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$4,665.8	$4,695.5	$(29.7)	(1)%
Operating income – GAAP Basis	641.7	725.0	(83.3)	(11)%
Operating income – Non-GAAP Basis	728.5	773.5	(45.0)	(6)%
Operating margin – GAAP Basis	13.8%	15.4%	—	(160bp	)
Operating margin – Non-GAAP Basis	15.6%	16.5%	—	(90bp	)
Equity affiliates’ income	72.6	59.5	13.1	22%

Sales

% Change from Prior Year
Underlying business
Volume	— %
Price	1%
Currency	(1)%
Energy and raw material cost pass-through	(1)%
Total Consolidated Change	(1)%

Underlying business increased 1%, primarily due to higher pricing of 1% driven by the Merchant Gases and Electronics and Performance Materials segments. Volumes were flat as higher volumes in Tonnage Gases were offset by lower volumes in the Merchant Gases, Electronics and Performance Materials, and Equipment and Energy segments. Currency and energy and raw material contractual cost pass-through to customers both decreased sales by 1%.

Operating Income

Operating income of $641.7 decreased 11%, or $83.3. On a non-GAAP basis, operating income of $728.5 decreased 6%, or $45.0. Underlying business decreased by $39, primarily due to unfavorable volume mix of $39 and higher costs of $3, partially offset by lower recovery of raw material costs in pricing of $3. The decrease in volumes was from lower Merchant Gases and Equipment volumes and unfavorable mix due to lower LNG plant sales. Unfavorable currency translation and foreign exchange impacts decreased operating income by $6. On a GAAP basis, current year operating income includes a charge of $86.8 for the cost reduction plan and prior year operating income includes a $48.5 net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $72.6 increased $13.1, primarily due to a prior year charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $468.4 decreased $.1 due to lower incentive compensation costs, primarily offset by inflation. S&A, as a percent of sales, was 10.0% for both 2012 and 2011.

Research and Development (R&D)

R&D expense of $57.8 increased $.7. R&D, as a percent of sales, remained flat at 1.2%.

Cost Reduction Plan

During the second quarter ended 31 March 2012, we initiated a cost reduction plan. The results from continuing operations include a charge of $86.8 ($60.6 after-tax, or $.28 per share) for this plan. This charge represents the ongoing actions we are taking to improve our cost structure, particularly in Europe. It includes removing the stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business and the actions we are taking to right-size our European business cost structure in light of the challenging economic outlook.

This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions from our workforce. The remainder of the charge, $6.0, is related to the write-down of certain assets. For additional information regarding these assets, see Note 10, Fair Value Measurements, to the consolidated financial statements. The planned actions are expected to be completed within the next twelve months. The charge for the cost reduction plan is excluded from segment operating profit. The charge relates to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials.

In the fourth quarter of 2012, we expect that these severance actions, together with other related cost reductions, will generate savings that will offset the $6 of stranded costs generated by the Homecare divestiture. By the end of 2013, we expect the cost reduction plan to provide $60 of annual savings.

Net Loss on Airgas Transaction

For the six months ended 31 March 2011, $48.5 ($31.6 after-tax, or $.14 per share) in net loss was recognized related to the Airgas transaction. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for additional details.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $27.0 increased $5.6, primarily due to an increase in net gains on asset sales. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Six Months Ended 31 March
	2012	2011
Interest incurred	$74.1	$69.9
Less: capitalized interest	15.3	9.5
Interest expense	$58.8	$60.4

Interest incurred increased $4.2. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio. The change in capitalized interest was driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 20.8% and 24.4% in 2012 and 2011, respectively. The current year rate includes reductions in income tax expense of $58.3 related to the second quarter Spanish tax ruling and $26.2 related to the cost reduction plan, offset by an increase to income tax expense of $43.8 related to the first quarter Spanish tax settlement. Refer to Note 17, Income Taxes, and Note 4, Cost Reduction Plan, to the consolidated financial statements for details on these transactions. On a non-GAAP basis, the effective tax rate was 23.8% and 25.0% in 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to the geographic mix and amount of taxable income.

Discontinued Operations

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached agreements for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal, and Spain. This business represents approximately 80% of our total Homecare business revenues. We expect to sell the remaining portion of Homecare, which is primarily in the United Kingdom, within the next year.

The transaction with Linde received regulatory approval on 18 April 2012 and is expected to close on 30 April 2012. Total sale proceeds of €590 million (approximately $785) will be received in cash at closing. We anticipate an after-tax gain in the range of €105-€130 million (approximately $140-$170) on the sale of this business in the third quarter of fiscal year 2012.

The Homecare business is being accounted for as discontinued operations. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for further details.

Net Income

Net income was $544.1 compared to $572.9 and diluted earnings per share was $2.54 compared to $2.62. On a non-GAAP basis, net income was $590.2 compared to $604.5 and diluted earnings per share was $2.75 compared to $2.76. A summary table of changes in earnings per share is presented on page 32.

Segment Analysis

Merchant Gases

	Six Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$1,771.3	$1,803.0	$(31.7)	(2)%
Operating income	318.8	341.4	(22.6)	(7)%
Operating margin	18.0%	18.9%	—	(90bp	)
Equity affiliates’ income	63.3	57.9	5.4	9%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	2%
Currency	(1)%
Total Merchant Gases Sales Change	(2)%

Underlying sales decreased 1% due to lower volumes of 3% and higher pricing of 2%. Volumes decreased due to lower demand in North America and Europe. Currency had an unfavorable impact on sales of 1%.

In the U.S./Canada, sales increased 1%, with price up 2% and volumes down 1%. The increase in pricing was across most product lines as we took actions to recover higher costs. In Europe, sales decreased 4%, with unfavorable currency impacts of 3% and volumes down 3%, partially offset by higher price of 2%. Volumes were down primarily due to overall economic weakness in the region. In Asia, sales increased 2%, due to a favorable currency impact of 2%. Volume and price together were flat.

Merchant Gases Operating Income and Margin

Operating income decreased 7% primarily due to lower volumes of $27, unfavorable currency of $3, and higher operating costs of $3, partially offset by higher recovery of raw material costs in pricing of $10. Operating margin decreased 90 bp from prior year, primarily due to lower volumes.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $63.3 increased $5.4, primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases

	Six Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$1,593.3	$1,565.2	$28.1	2%
Operating income	236.8	236.5	.3	— %
Operating margin	14.9%	15.1%	—	(20bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	7%
Currency	(1)%
Energy and raw material cost pass-through	(4)%
Total Tonnage Gases Sales Change	2%

Volumes increased 7% driven by improvement in existing customer loadings and new plants. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, decreasing sales by 4%. Currency unfavorably impacted sales 1%.

Tonnage Gases Operating Income and Margin

Operating income was flat as higher volumes of $14 were offset by higher costs of $10 and unfavorable currency of $4. Operating margin decreased 20 bp from prior year, primarily due to higher maintenance costs.

Electronics and Performance Materials

	Six Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$1,102.2	$1,101.9	$.3	—%
Operating income	163.6	160.6	3.0	2%
Operating margin	14.8%	14.6%	—	20bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	1%
Currency	—%
Total Electronics and Performance Materials Sales Change	—%

Sales were flat as higher pricing of 1% was offset by lower volumes and business mix of 1%. Electronics sales were flat due to business mix. Performance Materials sales were flat as higher pricing of 2% was offset by lower volumes of 2%.

Electronics and Performance Materials Operating Income and Margin

Operating income increased 2% primarily from lower operating costs of $15, partially offset by lower recovery of raw material costs in pricing of $6, unfavorable currency of $4, and lower volumes of $2. Operating margin increased 20 bp primarily due to better cost performance.

Equipment and Energy

	Six Months Ended 31 March
	2012	2011	$ Change	Change
Sales	$199.0	$225.4	$(26.4)	(12)%
Operating income	17.1	42.7	(25.6)	(60)%

Equipment and Energy Sales and Operating Income

Sales of $199.0 and operating income of $17.1 decreased reflecting lower LNG project activity.

The sales backlog for the Equipment business at 31 March 2012 was $312, compared to $334 at 30 September 2011.

Other

Other operating income (loss) primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses.

Other operating loss was $7.8 compared to $7.7 in the prior year. No individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Q2	Q2	Q2	Q2	YTD	YTD	YTD	YTD
	Continuing Operations
	Operating Income	Operating Margin (c)	Income	Diluted EPS	Operating Income	Operating Margin (c)	Income	Diluted EPS
2012 GAAP	$287.9	12.3%	$279.0	$1.30	$641.7	13.8%	$504.9	$2.36
2011 GAAP	393.8	16.4%	285.7	1.31	725.0	15.4%	533.1	2.44
Change GAAP	$(105.9)	(410bp)	$(6.7)	$(.01)	$(83.3)	(160bp )	$(28.2)	$(.08)
% Change GAAP	(27)%		(2)%	(1)%	(11)%		(5)%	(3)%

2012 GAAP	$287.9	12.3%	$279.0	$1.30	$641.7	13.8%	$504.9	$2.36
Cost reduction plan (tax impact $26.2)(a)	86.8	3.7%	60.6	.28	86.8	1.8%	60.6	.28
Q1 Spanish tax settlement	—	—	—	—	—	—	43.8	.20
Q2 Spanish tax ruling	—	—	(58.3)	(.27)	—	—	(58.3)	(.27)
2012 Non-GAAP Measure	$374.7	16.0%	$281.3	$1.31	$728.5	15.6%	$551.0	$2.57

2011 GAAP	$393.8	16.4%	$285.7	$1.31	$725.0	15.4%	$533.1	$2.44
Net loss on Airgas transaction (tax impact $.6 and $16.9)(b)	5.0	.2%	4.4	.02	48.5	1.1%	31.6	.14
2011 Non-GAAP Measure	$398.8	16.6%	$290.1	$1.33	$773.5	16.5%	$564.7	$2.58

Change Non-GAAP Measure	$(24.1)	(60bp )	$(8.8)	$(.02)	$(45.0)	(90bp )	$(13.7)	$(.01)
% Change Non-GAAP Measure	(6)%		(3)%	(2)%	(6)%		(2)%	—%

CONSOLIDATED RESULTS

	Q2	Q2	YTD	YTD
	Net Income	Diluted EPS	Net Income	Diluted EPS
2012 GAAP	$296.0	$1.38	$544.1	$2.54
2011 GAAP	304.3	1.39	572.9	2.62
Change GAAP	$(8.3)	$(.01)	$(28.8)	$(.08)
% Change GAAP	(3)%	(1)%	(5)%	(3)%

2012 GAAP	$296.0	$1.38	$544.1	$2.54
Cost reduction plan (tax impact $26.2)(a)	60.6	.28	60.6	.28
Q1 Spanish tax settlement	—	—	43.8	.20
Q2 Spanish tax ruling	(58.3)	(.27)	(58.3)	(.27)
2012 Non-GAAP Measure	$298.3	$1.39	$590.2	$2.75

2011 GAAP	$304.3	$1.39	$572.9	$2.62
Net loss on Airgas transaction (tax impact $.6 and $16.9)(b)	4.4	.02	31.6	.14
2011 Non-GAAP Measure	$308.7	$1.41	$604.5	$2.76

Change Non-GAAP Measure	$(10.4)	$(.02)	$(14.3)	$(.01)
% Change Non-GAAP Measure	(3)%	(1)%	(2)%	—%

	Effective Tax Rate
	Q2	Q2	YTD	YTD
	2012	2011	2012	2011
Income Tax Provision — GAAP	$8.8	$103.2	$136.2	$176.5
Income from continuing operations before taxes — GAAP	$294.0	$396.1	$655.5	$724.1
Effective Tax Rate — GAAP	3.0%	26.1%	20.8%	24.4%

Income Tax Provision — GAAP	$8.8	$103.2	$136.2	$176.5
Cost reduction plan tax impact	26.2	—	26.2	—
Q1 Spanish tax settlement	—	—	(43.8)	—
Q2 Spanish tax ruling	58.3	—	58.3	—
Net loss on Airgas transaction tax impact	—	.6	—	16.9
Income Tax Provision — Non-GAAP Measure	$93.3	$103.8	$176.9	$193.4

Income from continuing operations before taxes — GAAP	$294.0	$396.1	$655.5	$724.1
Cost reduction plan	86.8	—	86.8	—
Net loss on Airgas transaction	—	5.0	—	48.5
Income from continuing operations before taxes – Non-GAAP Measure	$380.8	$401.1	$742.3	$772.6
Effective Tax Rate — Non-GAAP Measure	24.5%	25.9%	23.8%	25.0%

(a)	Based on average statutory tax rate of 30.17%.
(b)	Based on statutory tax rate of 36.57%, including impact of tax rate adjustment for 2010 and first quarter 2011 costs.
(c)	Operating Margin is calculated by dividing operating income by sales.

PENSION BENEFITS

Refer to Note 11, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions. For additional information on our pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15, Retirement Benefits, to the consolidated financial statements in our 2011 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first six months of 2012. We continue to have consistent access to commercial paper markets and cash flow from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 March 2012, we had $304.8 of foreign cash and cash items compared to a total amount of cash and cash items of continuing operations of $319.5. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

Net cash provided by operating activities of continuing operations increased $124.5, or 21%. The increase resulted from the favorable impact of changes in working capital of $146.8 and adjustments to income to reconcile to cash provided by operating activities of $5.9, partially offset by lower income from continuing operations of $28.2.

Changes in working capital increased cash provided by operating activities by $146.8 and primarily included:

—

A $233.5 positive cash flow variance from payables and accrued liabilities resulting primarily from higher pension contributions in the prior year and the provision for the cost reduction plan in the current year.

—	A $61.2 positive cash flow variance from trade receivables. This increase was primarily the result of higher sales in the prior year.

—	A $147.9 net negative cash flow variance in the other working capital accounts. The decrease is primarily from a change in accrued income taxes and contracts in progress, less progress billings.

Adjustments to reconcile income to cash provided by operating activities were $5.9 and primarily included:

—	A favorable adjustment from the payment of Airgas acquisition-related costs of $153.8, partially offset by a non-cash charge of $48.5 for the Airgas transaction in the prior year.

—	An unfavorable adjustment of $58.3 for the tax benefit recognized as a result of the second quarter Spanish tax ruling.

—	An unfavorable adjustment resulting from an increase in the undistributed earnings of equity affiliates of $17.3 due to higher dividend payments in the prior year.

Investing Activities

Cash used for investing activities increased $303.8 and primarily included:

—	Higher capital expenditures for plant and equipment of $142.9.

—	A negative cash flow variance of $94.7 due to proceeds received from the sale of Airgas shares in the prior year.

—	A $38.8 negative cash flow variance from lower proceeds from the sale of assets and investments.

Capital expenditures are detailed in the table below:

	Six Months Ended 31 March
	2012	2011
Additions to plant and equipment	$734.9	$592.0
Acquisitions, less cash acquired	26.4	—
Investment in and advances to unconsolidated affiliates	21.2	24.2
Capital expenditures on a GAAP basis	$782.5	$616.2
Capital lease expenditures (A)	76.0	116.0
Purchase of noncontrolling interests(A)	6.3	—
Capital expenditures on a Non-GAAP basis	$864.8	$732.2

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

Financing Activities

Cash used for financing activities decreased $183.1, primarily due to a reduction in the purchase of treasury shares of $296.9, partially offset by the payment for subsidiary shares from noncontrolling interests of $58.4, higher dividends paid to shareholders of $34.0, the higher payment of dividends to noncontrolling interests of $12.6, and a net decrease in borrowings of $10.6.

Our borrowings (short- and long-term proceeds, net of repayments) were a net increase of $201.3 as compared to a net increase of $211.9 during 2011. Borrowings in 2012 included a $400.0 senior fixed-rate 3.0% note issued on 3 November 2011 and repayments included $190.2 of net commercial paper and other short-term debt repayments. Borrowings in 2011 included $340.9 of net commercial paper and other short-term debt issuance, and repayments included $156.0 in maturing medium-term notes.

Total debt at 31 March 2012 and 30 September 2011, expressed as a percentage of the sum of total debt and total equity, was 42.5% and 43.4%, respectively. Total debt increased from $4,561.5 at 30 September 2011 to $4,739.4 at 31 March 2012.

As of 30 September 2011, a 4.25% Eurobond for $400.3 maturing in 2012 was classified as long-term debt because of our intent and ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015 and our intent to refinance via the U.S. or European public or private placement markets. During the first quarter of 2012, we reclassified this Eurobond from long-term debt to current portion of long-term debt on the consolidated balance sheet as we no longer intended to refinance. The Eurobond was repaid on its maturity date of 10 April 2012, principally from proceeds via the issuance of commercial paper.

During fiscal year 2011, we increased our total multicurrency revolving facility to a total of $2,170.0 maturing on 30 June 2015. Our only financial covenant is a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) of no greater than 60%. As of 31 March 2012, no borrowings were outstanding under these commitments. Additional commitments totaling $443.3 are maintained by our foreign subsidiaries, of which $409.7 was borrowed and outstanding at 31 March 2012.

We are in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2012, .6 million of our outstanding shares were purchased at a cost of $53.1. At 31 March 2012, $946.9 in share repurchase authorization remains.

Subsequent Event – Business Combination

In February 2012, we entered into a definitive agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture, DuPont Air Products NanoMaterials LLC (DA NanoMaterials). The acquisition closed on 2 April 2012 for approximately $150, subject to working capital adjustments, and was accounted for as a business combination. We will consolidate DA NanoMaterials results beginning in the third quarter of 2012 within our Electronics and Performance Materials business segment.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2011 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements in our 2011 Form 10-K and for current updates on Litigation and Environmental matters refer to Note 12, Commitments and Contingencies, in this quarterly filing.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, slowing of global economic recovery; renewed deterioration in global or regional economic and business conditions; weakening demand for the Company’s products; future financial and operating performance of major customers and industries served by the Company; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments due to economic conditions or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; the success of productivity programs; the success and impact of restructuring and cost reduction initiatives; achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources in all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2011. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

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

The net financial instrument position increased from a liability of $4,261.1 at 30 September 2011 to a liability of $4,628.3 at 31 March 2012. The increase is primarily due to the impact of a higher book value of long-term debt (excluding exchange rate impacts).

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 March 2012 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

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

On 15 September 2011, the Company’s Board of Directors authorized the repurchase of an additional $1.0 billion of common stock. This program does not have a stated expiration date. There were no purchases of stock under this program until the second quarter of fiscal year 2012. Information on stock repurchases during the second quarter appears below.

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share(or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1 – 1/31/2012	0	N/A	0	$1,000,000,000
2/1 – 2/29/2012	216,670	$89.83	216,670	$980,536,473
3/1 – 3/31/2012	378,246	$88.82	378,246	$946,941,136
TOTAL	594,916	$89.19	594,916	$946,941,136

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 March 2012.

10.2	Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

10.3	Amendment No. 4 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 27 April 2012	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 March 2012.

10.2	Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

10.3	Amendment No. 4 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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