Form 10-Q
period 2012-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2012-07-27
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2012

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 30 June 2012
Common Stock, $1 par value	211,706,435

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	30 June 2012	30 September 2011
Assets
Current Assets
Cash and cash items	$361.2	$421.4
Trade receivables, net	1,418.5	1,361.6
Inventories	699.5	670.2
Contracts in progress, less progress billings	162.7	146.7
Prepaid expenses	75.0	77.5
Other receivables and current assets	300.3	269.2
Current assets of discontinued operations	15.9	243.2
Total Current Assets	3,033.1	3,189.8
Investment in net assets of and advances to equity affiliates	1,135.0	1,011.6
Plant and equipment, at cost	17,592.4	16,858.8
Less: accumulated depreciation	9,884.3	9,636.1
Plant and equipment, net	7,708.1	7,222.7
Goodwill	927.9	796.2
Intangible assets, net	356.8	260.5
Noncurrent capital lease receivables	1,250.1	1,042.8
Other noncurrent assets	444.2	478.2
Noncurrent assets of discontinued operations	25.7	288.9
Total Noncurrent Assets	11,847.8	11,100.9
Total Assets	$14,880.9	$14,290.7

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,621.4	$1,599.7
Accrued income taxes	86.5	65.0
Short-term borrowings	370.7	561.8
Current portion of long-term debt	50.7	72.2
Current liabilities of discontinued operations	6.1	43.3
Total Current Liabilities	2,135.4	2,342.0
Long-term debt	3,795.5	3,927.5
Other noncurrent liabilities	1,627.2	1,500.0
Deferred income taxes	675.1	558.2
Noncurrent liabilities of discontinued operations	.3	24.3
Total Noncurrent Liabilities	6,098.1	6,010.0
Total Liabilities	8,233.5	8,352.0
Commitments and Contingencies – See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2012 and 2011– 249,455,584 shares)	249.4	249.4
Capital in excess of par value	807.4	805.6
Retained earnings	9,232.6	8,599.5
Accumulated other comprehensive loss	(1,253.8)	(1,253.4)
Treasury stock, at cost (2012 – 37,749,149 shares; 2011 – 39,270,328 shares)	(2,522.0)	(2,605.3)
Total Air Products Shareholders’ Equity	6,513.6	5,795.8
Noncontrolling Interests	133.8	142.9
Total Equity	6,647.4	5,938.7
Total Liabilities and Equity	$14,880.9	$14,290.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June		Nine Months Ended 30 June
(Millions of dollars, except for share data)	2012	2011	2012	2011
Sales	$2,340.1	$2,472.0	$7,005.9	$7,167.5
Cost of sales	1,690.8	1,825.7	5,128.9	5,243.5
Selling and administrative	230.4	234.5	698.8	703.0
Research and development	32.5	29.3	90.3	86.4
Cost reduction plan	—	—	86.8	—
Gain on previously held equity interest	85.9	—	85.9	—
Net loss on Airgas transaction	—	—	—	48.5
Other income, net	10.5	5.2	37.5	26.6
Operating Income	482.8	387.7	1,124.5	1,112.7
Equity affiliates’ income	41.7	39.7	114.3	99.2
Interest expense	26.0	26.5	84.8	86.9
Income from Continuing Operations before Taxes	498.5	400.9	1,154.0	1,125.0
Income tax provision	133.3	95.4	269.5	271.9
Income from Continuing Operations	365.2	305.5	884.5	853.1
Income from Discontinued Operations, net of tax	127.3	29.5	166.5	69.3
Net Income	492.5	335.0	1,051.0	922.4
Less: Net Income Attributable to Noncontrolling Interests	8.0	8.5	22.4	23.0
Net Income Attributable to Air Products	$484.5	$326.5	$1,028.6	$899.4

Net Income Attributable to Air Products
Income from continuing operations	$357.2	$297.0	$862.1	$830.1
Income from discontinued operations	127.3	29.5	166.5	69.3
Net Income Attributable to Air Products	$484.5	$326.5	$1,028.6	$899.4

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.69	$1.40	$4.08	$3.89
Income from discontinued operations	.60	.14	.79	.32
Net Income Attributable to Air Products	$2.29	$1.54	$4.87	$4.21

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.66	$1.37	$4.02	$3.80
Income from discontinued operations	.60	.13	.77	.32
Net Income Attributable to Air Products	$2.26	$1.50	$4.79	$4.12

Weighted Average of Common Shares Outstanding (in millions)	211.5	212.5	211.0	213.5
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	214.7	217.3	214.6	218.4
Dividends Declared Per Common Share – Cash	$.64	$.58	$1.86	$1.65

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June
(Millions of dollars)	2012	2011
Net Income	$492.5	$335.0
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $22.8 and ($11.5)	(150.6)	103.0
Net gain (loss) on derivatives, net of tax of ($4.6) and $3.9	(3.7)	5.3
Reclassification adjustments:
Currency translation adjustment	13.3	—
Derivatives, net of tax of ($0.2) and ($3.3)	(2.2)	(4.9)
Pension and postretirement benefits, net of tax of $8.8 and $8.7	16.1	16.8
Total Other Comprehensive Income (Loss)	(127.1)	120.2
Comprehensive Income	365.4	455.2
Comprehensive Income Attributable to Noncontrolling Interests	6.6	11.9
Comprehensive Income Attributable to Air Products	$358.8	$443.3

	Nine Months Ended 30 June
(Millions of dollars)	2012	2011
Net Income	$1,051.0	$922.4
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $18.8 and ($31.6)	(54.9)	267.4
Net gain (loss) on derivatives, net of tax of ($6.9) and $5.3	(14.1)	7.7
Unrealized holding loss on available-for-sale securities, net of tax of ($3.3)	—	(4.6)
Reclassification adjustments:
Currency translation adjustment	13.3	—
Derivatives, net of tax of $4.2 and ($0.3)	9.8	.5
Available-for-sale securities, net of tax of ($9.3)	—	(16.1)
Pension and postretirement benefits, net of tax of $26.6 and $26.1	48.2	50.4
Total Other Comprehensive Income	2.3	305.3
Comprehensive Income	1,053.3	1,227.7
Comprehensive Income Attributable to Noncontrolling Interests	25.1	34.3
Comprehensive Income Attributable to Air Products	$1,028.2	$1,193.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 June
(Millions of dollars)	2012	2011
Operating Activities
Net Income	$1,051.0	$922.4
Less: Net income attributable to noncontrolling interests	22.4	23.0
Net income attributable to Air Products	1,028.6	899.4
Income from discontinued operations	(166.5)	(69.3)
Income from continuing operations attributable to Air Products	862.1	830.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	620.5	627.6
Deferred income taxes	113.1	75.4
Benefit from Spanish tax ruling	(58.3)	—
Gain on previously held equity interest	(85.9)	—
Undistributed earnings of unconsolidated affiliates	(42.8)	(18.4)
Gain on sale of assets and investments	(5.8)	(7.7)
Share-based compensation	36.2	33.1
Noncurrent capital lease receivables	(204.1)	(155.7)
Net loss on Airgas transaction	—	48.5
Payment of Airgas acquisition-related costs	—	(156.2)
Other adjustments	48.6	66.3
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(71.9)	(79.7)
Inventories	(18.8)	(48.2)
Contracts in progress, less progress billings	(16.7)	20.9
Other receivables	8.6	(5.8)
Payables and accrued liabilities	30.0	(161.4)
Other working capital	29.8	28.3
Cash Provided by Operating Activities	1,244.6	1,097.1
Investing Activities
Additions to plant and equipment	(1,166.5)	(933.5)
Acquisitions, less cash acquired	(173.8)	(9.9)
Investment in and advances to unconsolidated affiliates	(175.4)	(46.0)
Proceeds from sale of Airgas stock	—	94.7
Proceeds from sale of assets and investments	13.5	62.3
Change in restricted cash	60.9	13.0
Cash Used for Investing Activities	(1,441.3)	(819.4)
Financing Activities
Long-term debt proceeds	409.6	59.2
Payments on long-term debt	(477.6)	(182.4)
Net (decrease) increase in commercial paper and short-term borrowings	(171.5)	410.6
Dividends paid to shareholders	(379.4)	(333.0)
Purchase of treasury shares	(53.1)	(350.0)
Proceeds from stock option exercises	88.7	124.4
Excess tax benefit from share-based compensation	20.2	40.3
Payment for subsidiary shares from noncontrolling interests	(58.4)	—
Other financing activities	(16.1)	(2.8)
Cash Used for Financing Activities	(637.6)	(233.7)
Discontinued Operations
Cash provided by operating activities	32.1	31.6
Cash provided by (used for) investing activities	766.4	(31.8)
Cash provided by financing activities	—	1.3
Cash Provided by Discontinued Operations	798.5	1.1
Effect of Exchange Rate Changes on Cash	(25.5)	10.7
(Decrease) Increase in Cash and Cash Items	(61.3)	55.8
Cash and Cash Items – Beginning of Year	422.5	374.3
Cash and Cash Items – End of Period	361.2	430.1
Less: Cash and Cash Items – Discontinued Operations	—	1.9
Cash and Cash Items – Continuing Operations	$361.2	$428.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2011 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of 2012.

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we”, “our”, “us”, the “Company”, “Air Products”, or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the LIFO cost basis, which are only finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in our latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2.	NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements which utilize inputs that are based on our own internal assumptions. This standard was effective for us beginning in the second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Multiemployer Pension

In September 2011, the FASB issued authoritative guidance that amends previous guidance related to the disclosure requirements for employers participating in multiemployer pension plans. The purpose of the new disclosures is to provide financial statement users with information about an employer’s level of participation in and the financial health of significant plans. Current recognition and measurement guidance for an employer’s participation in a multiemployer plan is not affected. This guidance will be effective for our fiscal year 2012 annual disclosures. Based on our level of participation in multiemployer plans, the impact of adopting this guidance will not be material to our consolidated financial statements.

Statement of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity will have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In December 2011, the FASB approved a deferral of the effective date of certain requirements related to the presentation and disclosure of reclassification adjustments from other comprehensive income to net income. The retained guidance is effective for us beginning in the first quarter of fiscal year 2013. We are currently evaluating the presentation alternatives for adopting the guidance, but we do not anticipate a material impact on our consolidated financial statements upon adoption.

3.	DISCONTINUED OPERATIONS

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached an agreement for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal and Spain. This business represented approximately 80% of our total Homecare business revenues.

The transaction with Linde closed on 30 April 2012. Total sale proceeds of €590 million ($777) were received in cash at closing. This amount included contingent proceeds of €110 million ($144) related to the outcome of certain retender arrangements. The gain related to the contingent proceeds is deferred in other noncurrent liabilities and will be recognized in the results of discontinued operations when the contingencies are resolved and the final proceeds are realized per the terms of the agreement. We will also be entitled to receive up to €32 million ($42) of additional cash proceeds based upon collection of accounts receivable. A gain of $207.4 ($150.3 after-tax, or $.70 per share) was recognized on the sale of this business in the third quarter of fiscal year 2012.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom. We expect to close on the sale of this business before the end of calendar 2012. In the third quarter of 2012, we recorded an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) to write down the remaining business to its estimated net realizable value. For additional information, see Note 10, Fair Value Measurements. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

The results of discontinued operations are summarized below:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2012	2011	2012	2011
Sales	$45.0	$105.8	$242.0	$303.3

Income before taxes	$10.2	$29.1	$66.3	$84.2
Income tax provision	3.7	(.4)	20.6	14.9
Income from operations of discontinued operations	6.5	29.5	45.7	69.3
Gain on sale of business and impairment/write-down, net of tax	120.8	—	120.8	—
Income from Discontinued Operations, net of tax	$127.3	$29.5	$166.5	$69.3

For the three and nine months ended 30 June 2011, the income tax provision includes a tax benefit of $8.9, or $.04 per share, resulting from the completion of an audit of tax years 2007 and 2008 by the U.S. Internal Revenue Service related to our previously divested U.S. Healthcare business. For additional details on this tax benefit, refer to Note 21, Income Taxes, in our 2011 Form 10-K.

Assets and liabilities of discontinued operations consist of the following:

	30 June	30 September
	2012	2011
Cash and cash items	$—	$1.1
Trade receivables, net	14.9	213.4
Inventories	.8	11.2
Other current assets	.2	17.5
Total Current Assets	$15.9	$243.2

Plant and equipment, net	$25.7	$189.3
Goodwill	—	96.2
Other noncurrent assets	—	3.4
Total Noncurrent Assets	$25.7	$288.9

Payables and accrued liabilities	$6.1	$42.1
Accrued income taxes	—	.5
Short-term borrowings	—	.7
Total Current Liabilities	$6.1	$43.3

Other noncurrent liabilities	$.3	$12.4
Deferred income taxes	—	11.9
Total Noncurrent Liabilities	$.3	$24.3

4.	COST REDUCTION PLAN

During the second quarter ended 31 March 2012, we initiated a cost reduction plan. The results from continuing operations for the nine months ended 30 June 2012 include a charge of $86.8 ($60.6 after-tax, or $.28 per share) for this plan. This charge represents the ongoing actions we are taking to improve our cost structure, particularly in Europe. The plan includes removing the stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business and the actions we are taking to right-size our European business cost structure in light of the challenging economic outlook.

This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions from our workforce. The remainder of the charge, $6.0, is related to the write-down of certain assets. For additional information regarding these assets, see Note 10, Fair Value Measurements. The planned actions are expected to be completed by the end of the second quarter of fiscal year 2013.

The charge for the cost reduction plan is excluded from segment operating profit. The table below displays how this charge relates to the businesses at the segment level:

	Severance and Other Benefits	Asset Impairments	Total
Merchant Gases	$71.3	$6.0	$77.3
Tonnage Gases	3.8	—	3.8
Electronics and Performance Materials	5.7	—	5.7
Total 2012 Charge	$80.8	$6.0	$86.8

The following table summarizes the carrying amount of the accrual for the cost reduction plan at 30 June 2012:

	Severance and Other Benefits	Asset Impairments	Total
2012 Charge	$80.8	$6.0	$86.8
Noncash expenses	(.4)	(6.0)	(6.4)
Amount reflected in pension liability	(6.8)	—	(6.8)
Cash expenditures	(21.2)	—	(21.2)
Currency translation adjustment	(2.1)	—	(2.1)
Accrued Balance	$50.3	$—	$50.3

5.	BUSINESS COMBINATIONS

DuPont Air Products NanoMaterials LLC

On 29 February 2012, we entered into a definitive agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture, DuPont Air Products NanoMaterials LLC (DA NanoMaterials). DA NanoMaterials’ revenues for calendar year 2011 were approximately $90.

The acquisition closed on 2 April 2012 for $158 ($147 net of cash acquired of $11), subject to working capital adjustments, and was accounted for as a business combination. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment. The preliminary allocation of the purchase price to the assets acquired was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. The allocation included plant and equipment of $26, identified intangibles of $100, goodwill of $125 (of which $50 is deductible for tax purposes), and other net assets of $27.

Goodwill, which is assigned to the Electronics and Performance Materials business segment, largely resulted from expected revenue and cost synergies resulting from the business combination. Management expects that revenue synergies will result primarily from the sale of differentiated offerings and cost synergies from combining supply chains and optimization of combined logistics.

The fair value of plant and equipment was quantified primarily using a cost approach, by estimating reproduction/ replacement cost consistent with assumptions market participants would use. The identified intangibles primarily relate to customer relationships and will be amortized over 22 years. The fair value of intangibles was determined primarily using the excess earnings method under the income approach.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The acquisition-date fair value of the previously held equity interest was valued at $120 and was determined using a discounted cash flow analysis under the income approach. The income approach required estimating a number of factors including projected revenue growth, customer attrition rates, profit margin, and discount rate. The three and nine months ended 30 June 2012 include a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. This gain is reflected on the consolidated income statements as “Gain on previously held equity interest.”

SUBSEQUENT EVENT- Indura S.A.

On 1 July 2012, (“the acquisition date”), we acquired a 51.8% controlling equity interest in the outstanding shares of Indura S.A., from the majority shareholder. On 3 July 2012, we acquired an additional 13.0% equity interest from other shareholders. We paid cash consideration in Chilean pesos (CLP) of 345.9 billion ($699) and assumed debt of CLP97.0 billion ($196) for these interests. This preliminary purchase price is subject to certain working capital and debt adjustments. Under the purchase agreement, we have a commitment to purchase up to an additional 2.0% equity interest within the next twelve months. The agreement also provides the largest minority shareholder a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price linked to the original acquisition date value escalated by an inflation factor).

Founded in 1948, Indura S.A. is the largest independent industrial gas company in South America. Indura S.A.’s integrated gas and retail business comprises packaged gases and hardgoods, liquid bulk, healthcare and on-sites. Indura S.A.’s revenues for calendar year 2011 were approximately $480.

As the acquisition occurred subsequent to the reporting date, our consolidated financial statements as of and for the three and nine months ended 30 June 2012 exclude the financial results of Indura S.A.

The acquisition of Indura S.A. will be accounted for as a business combination. As such, Indura S.A.’s results of operations will be included in our consolidated results of operations within the Merchant Gases Segment following the acquisition date. Due to the limited time since the acquisition date, the information needed to provide a detailed business combination disclosure, including the purchase price allocation and proforma information, is not yet available.

6.	AIRGAS TRANSACTION

In February 2010, we commenced a tender offer to acquire all the outstanding common stock of Airgas, Inc. (Airgas), including the associated preferred stock purchase rights. Based on a decision by the Delaware Chancery Court to uphold the decision of Airgas’ Board of Directors to retain the preferred stock purchase rights, we withdrew our offer on 15 February 2011.

The nine months ended 30 June 2011 included a net loss of $48.5 ($31.6 after-tax, or $.14 per share) which was reflected separately on the consolidated income statements as “Net loss on Airgas transaction.” This net loss included amortization of the fees related to the term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. The nine months ended 30 June 2011 included cash payments for acquisition-related costs of $156.2, which was classified as an operating activity on the consolidated statements of cash flows. For additional details on this transaction, refer to Note 3, Airgas Transaction, in our 2011 Form 10-K.

7.	INVENTORIES

The components of inventories are as follows:

	30 June 2012	30 September 2011
Inventories at FIFO Cost
Finished goods	$522.6	$477.3
Work in process	30.8	29.9
Raw materials, supplies and other	245.5	258.8
	798.9	766.0
Less: Excess of FIFO cost over LIFO cost	(99.4)	(95.8)
	$699.5	$670.2

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

8.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2012 are as follows:

	30 September 2011	Acquisitions and Adjustments	Currency Translation	30 June 2012
Merchant Gases	$479.2	$9.2	$(14.7)	$473.7
Tonnage Gases	14.1	—	—	14.1
Electronics and Performance Materials	302.9	135.6	1.6	440.1
	$796.2	$144.8	$(13.1)	$927.9

The increase in goodwill in the Electronics and Performance Materials segment was primarily due to the DA NanoMaterials acquisition which occurred during the third quarter of 2012. Refer to Note 5, Business Combinations, for further details on this acquisition.

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

9.	FINANCIAL INSTRUMENTS

Currency Price Risk Management

Our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. It is our policy to minimize our cash flow volatility from changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that our cash flows will change in value due to changes in exchange rates and by executing the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2012 is 2.2 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro/U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2012		30 September 2011
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,337.8	.5	$1,512.1	.4
Net investment hedges	721.7	2.8	635.8	2.0
Not designated	321.4	.1	226.3	.1
Total Forward Exchange Contracts	$2,380.9	1.1	$2,374.2	.8

In addition to the above, we use foreign currency-denominated debt and qualifying intercompany loans that are related to an outstanding borrowing from a third party to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt at 30 June 2012 included €852.6 million and 30 September 2011 included €742.1 million. The designated intercompany loans were €0 million and €437.0 million at 30 June 2012 and 30 September 2011, respectively.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps which are designated as fair value hedges and pre-issuance interest rate swaps and treasury locks which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges. At 30 June 2012, outstanding interest rate swaps and treasury locks were denominated in U.S. dollars. The maximum remaining hedged term of any pre-issuance interest rate swap or pre-issuance treasury lock designated as a cash flow hedge is .6 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge certain net investments in foreign operations. The current cross currency interest rate swap portfolio consists of a single fixed-to-fixed swap between U.S. dollars and British Pound Sterling.

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2012				30 September 2011
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$450.0	LIBOR	3.23%	5.0	$583.9	LIBOR	3.38%	4.5
Cross currency interest rate swaps (net investment hedge)	$32.2	5.54%	5.48%	1.7	$32.2	5.54%	5.48%	2.5
Interest rate swaps (cash flow hedge)	$400.0	2.22%	LIBOR	.6	$300.0	2.33%	LIBOR	.4
Treasury locks (cash flow hedge)	$300.0	.87%	—	.5	$—	—	—	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June 2012	30 September 2011	Balance Sheet Location	30 June 2012	30 September 2011
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$13.2	$22.0	Accrued liabilities	$20.3	$33.0
Interest rate management contracts	Other receivables	7.3	5.8	Accrued liabilities	11.8	3.8
Forward exchange contracts	Other noncurrent assets	79.2	45.0	Other noncurrent liabilities	1.9	1.0
Interest rate management contracts	Other noncurrent assets	45.7	42.4	Other noncurrent liabilities	2.3	2.2
Total Derivatives Designated as Hedging Instruments		$145.4	$115.2		$36.3	$40.0
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$.7	$3.0	Accrued liabilities	$1.3	$3.8
Total Derivatives		$146.1	$118.2		$37.6	$43.8

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$4.7	$6.1	$—	$—	$(8.4)	$(.8)	$(3.7)	$5.3
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.2	1.1	—	—	—	—	.2	1.1
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(2.8)	(6.7)	—	—	—	—	(2.8)	(6.7)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	—	—	—	—	.4	.2	.4	.2
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	—	.5	—	—	—	—	—	.5
Fair Value Hedges:

Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$8.2	$8.4	$8.2	$8.4
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$29.4	$(8.0)	$29.3	$(30.5)	$.4	$(.2)	$59.1	$(38.7)
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income, net (C)	$(1.8)	$(1.4)	$—	$—	$—	$—	$(1.8)	$(1.4)

	Nine Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$(10.6)	$ 8.5	$ —	$ —	$(3.5)	$ (.8)	$(14.1)	$7.7
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.7	6.6	—	—	—	—	.7	6.6
Net (gain) loss reclassified from OCI to other income, net (effective portion)	7.5	(7.5)	—	—	—	—	7.5	(7.5)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	.4	—	—	—	1.0	.8	1.4	.8
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.2	.6	—	—	—	—	.2	.6
Fair Value Hedges:

Net gain (loss) recognized in interest expense (B)	$ —	$ —	$ —	$ —	$ 3.3	$(12.8)	$ 3.3	$ (12.8)
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$ 22.4	$(22.3)	$32.3	$(84.6)	$ (.1)	$ (.5)	$ 54.6	$(107.4)
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income, net (C)	$ (3.0)	$ (2.1)	$ —	$ —	$ —	$ —	$ (3.0)	$ (2.1)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate hedges.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 30 June 2012 that are expected to be reclassified to earnings in the next twelve months are not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $12.1 as of 30 June 2012 and $10.5 as of 30 September 2011. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $104.8 as of 30 June 2012 and $66.1 as of 30 September 2011. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

10.	FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The methods and assumptions used to measure the fair value of financial instruments are as follows:

Derivatives

The fair value of our interest rate management contracts and forward exchange contracts are quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. In addition, on an ongoing basis, we randomly test a subset of our valuations against valuations received from the transaction’s counterparty to validate the accuracy of our standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2012		30 September 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$93.1	$93.1	$70.0	$70.0
Interest rate management contracts	53.0	53.0	48.2	48.2
Liabilities
Derivatives
Forward exchange contracts	$23.5	$23.5	$37.8	$37.8
Interest rate management contracts	14.1	14.1	6.0	6.0
Long-term debt, including current portion	3,846.2	4,164.1	3,999.7	4,284.5
Other liabilities	—	—	51.0	51.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 June 2012				30 September 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$93.1	$—	$93.1	$—	$70.0	$—	$70.0	$—
Interest rate management contracts	53.0	—	53.0	—	48.2	—	48.2	—
Total Assets at Fair Value	$146.1	$—	$146.1	$—	$118.2	$—	$118.2	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$23.5	$—	$23.5	$—	$37.8	$—	$37.8	$—
Interest rate management contracts	14.1	—	14.1	—	6.0	—	6.0	—
Other liabilities	—	—	—	—	51.0	—	—	51.0
Total Liabilities at Fair Value	$37.6	$—	$37.6	$—	$94.8	$—	$43.8	$51.0

Refer to Note 1, Major Accounting Policies, in our 2011 Form 10-K and Note 9, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance at 30 September 2011	$51.0
Expense included in interest expense	.8
Payment to settle liability	(52.1)
Currency translation adjustment	.3
Balance at 30 June 2012	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	30 June 2012				Total 2012 Loss
	Total	Level 1	Level 2	Level 3
Long-lived assets – Cost reduction plan (A)	$2.2	$—	$—	$2.2	$6.0
Long-lived assets – Discontinued operations (B)	25.7	—	—	25.7	33.5

(A)

During the second quarter ended 31 March 2012, long-lived assets held for sale were written down to fair value and the loss was included in the cost reduction plan charge. For additional information, see Note 4, Cost Reduction Plan. We quantified the fair value of assets held for sale using a market approach, based on prices for other market transactions involving comparable assets and our assessment of value considering our knowledge of the markets.

(B)

During the third quarter ended 30 June 2012, the remaining assets of the Homecare business were written down to estimated net realizable value. For additional information, see Note 3, Discontinued Operations. We utilized a market approach to determine the fair value based on our current assessment of the markets for these assets.

11.	RETIREMENT BENEFITS

The components of net pension cost for the defined benefit pension plans and other postretirement benefit cost for the three and nine months ended 30 June 2012 and 2011 were as follows:

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$11.3	$ 6.0	$10.9	$ 7.5	$1.1	$1.4
Interest cost	31.1	15.6	30.7	16.3	1.0	.8
Expected return on plan assets	(44.6)	(16.7)	(44.9)	(17.3)	—	—
Prior service cost amortization	.6	.1	.6	.2	—	—
Actuarial loss amortization	19.7	3.8	16.0	7.7	.7	1.0
Special termination benefits	—	—	—	.3	—	—
Other	—	.6	—	.8	—	—
Net periodic benefit cost	$18.1	$ 9.4	$13.3	$ 15.5	$2.8	$3.2

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$33.8	$ 18.1	$32.7	$ 22.0	$3.3	$4.2
Interest cost	93.2	46.8	92.2	48.0	3.0	2.4
Expected return on plan assets	(133.6)	(50.0)	(134.7)	(50.9)	—	—
Prior service cost amortization	1.9	.3	1.8	.6	—	—
Actuarial loss amortization	59.0	11.5	48.0	23.3	2.1	3.0
Special termination benefits	4.6	2.2	—	.3	—	—
Other	—	1.9	—	1.7	—	—
Net periodic benefit cost	$58.9	$ 30.8	$40.0	$ 45.0	$8.4	$9.6

Special termination benefits for the nine months ended 30 June 2012 are related to the cost reduction plan initiated in the second quarter. For additional information regarding this plan, see Note 4, Cost Reduction Plan.

For the nine months ended 30 June 2012 and 2011, our cash contributions to funded plans and benefit payments under unfunded plans were $31.6 and $229.5, respectively. Total contributions for fiscal 2012 are expected to be approximately $50 to $60. During fiscal 2011, total contributions were $241.

12.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $89 at 30 June 2012) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $89 at 30 June 2012) plus interest accrued thereon until final disposition of the proceedings.

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

Environmental

In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state environmental laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 33 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2011 Form 10-K. The consolidated balance sheets at 30 June 2012 and 30 September 2011 included an accrual of $79.2 and $82.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $79 to a reasonably possible upper exposure of $93 as of 30 June 2012.

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

PACE

At 30 June 2012, $34.4 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 30 June 2012, $20.5 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 June 2012, $7.9 of the environmental accrual was related to the Paulsboro site.

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

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the nine months ended 30 June 2012, we granted 1,079,860 stock options at a weighted-average exercise price of $82.64 and an estimated fair value of $21.43 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions: expected volatility of 29.0%-30.4%; expected dividend yield of 2.3%; expected life in years of 7.3-9.0; and a risk-free interest rate of 1.7%-2.1%. In addition, we granted 252,723 deferred stock units at a weighted-average grant-date fair value of $83.15 and 34,595 restricted shares at a weighted-average grant-date fair value of $82.64. Refer to Note 18, Share-Based Compensation, in our 2011 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost charged against income in the three and nine months ended 30 June 2012 was $8.8 ($5.7 after-tax) and $36.2 ($23.2 after-tax), respectively. Of the share-based compensation cost recognized for the nine months ended 30 June 2012, $30.8 was a component of selling and administrative expense, $3.9 a component of cost of sales, $1.1 a component of research and development, and $.4 a component of the cost reduction plan. Share-based compensation cost charged against income in the three and nine months ended 30 June 2011 was $11.2 ($7.0 after-tax) and $33.1 ($20.4 after-tax), respectively. The amount of share-based compensation cost capitalized in 2012 and 2011 was not material.

14.	EQUITY

The following is a summary of the changes in total equity for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2012			2011
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 March	$6,262.7	$144.7	$6,407.4	$5,825.2	$174.0	$5,999.2
Net Income	484.5	8.0	492.5	326.5	8.5	335.0
Components of Other Comprehensive Income, (Loss), net of tax
Translation adjustments	(149.0)	(1.6)	(150.6)	99.3	3.7	103.0
Net gain (loss) on derivatives	(3.9)	.2	(3.7)	5.6	(.3)	5.3
Reclassification adjustments:
Currency translation adjustments	13.3	—	13.3	—	—	—
Derivatives	(2.2)	—	(2.2)	(4.9)	—	(4.9)
Pension and postretirement benefits	16.1	—	16.1	16.8	—	16.8
Total Other Comprehensive Income (Loss)	(125.7)	(1.4)	(127.1)	116.8	3.4	120.2
Comprehensive Income	358.8	6.6	365.4	443.3	11.9	455.2
Dividends on common stock (per share $0.64, $0.58)	(135.5)	—	(135.5)	(123.5)	—	(123.5)
Dividends to noncontrolling interests	—	(3.1)	(3.1)	—	(2.2)	(2.2)
Share-based compensation expense	8.8	—	8.8	11.2	—	11.2
Issuance of treasury shares for stock option and award plans	15.1	—	15.1	52.1	—	52.1
Tax benefit of stock option and award plans	2.6	—	2.6	24.5	—	24.5
Other equity transactions	1.1	(14.4)	(13.3)	(.6)	(18.9)	(19.5)
Balance at 30 June	$6,513.6	$133.8	$6,647.4	$6,232.2	$164.8	$6,397.0

	Nine Months Ended 30 June
	2012			2011
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$5,795.8	$142.9	$5,938.7	$5,546.9	$150.7	$5,697.6
Net Income	1,028.6	22.4	1,051.0	899.4	23.0	922.4
Components of Other Comprehensive Income, (Loss), net of tax
Translation adjustments	(57.6)	2.7	(54.9)	255.7	11.7	267.4
Net gain (loss) on derivatives	(14.1)	—	(14.1)	8.1	(.4)	7.7
Unrealized holding loss on available-for-sale securities	—	—	—	(4.6)	—	(4.6)
Reclassification adjustments:
Currency translation adjustments	13.3	—	13.3	—	—	—
Derivatives	9.8	—	9.8	.5	—	.5
Available-for-sale securities	—	—	—	(16.1)	—	(16.1)
Pension and postretirement benefits	48.2	—	48.2	50.4	—	50.4
Total Other Comprehensive Income (Loss)	(.4)	2.7	2.3	294.0	11.3	305.3
Comprehensive Income	1,028.2	25.1	1,053.3	1,193.4	34.3	1,227.7
Dividends on common stock (per share $1.86, $1.65)	(393.0)	—	(393.0)	(351.7)	—	(351.7)
Dividends to noncontrolling interests	—	(16.1)	(16.1)	—	(2.7)	(2.7)
Share-based compensation expense	35.8	—	35.8	33.1	—	33.1
Purchase of treasury shares	(53.1)	—	(53.1)	(350.0)	—	(350.0)
Issuance of treasury shares for stock option and award plans	76.9	—	76.9	117.1	—	117.1
Tax benefits of stock option and award plans	28.0	—	28.0	52.3	—	52.3
Purchase of noncontrolling interests	(4.4)	(1.9)	(6.3)	(6.1)	—	(6.1)
Contribution from noncontrolling interests	—	—	—	—	1.4	1.4
Other equity transactions	(.6)	(16.2)	(16.8)	(2.8)	(18.9)	(21.7)
Balance at 30 June	$6,513.6	$133.8	$6,647.4	$6,232.2	$164.8	$6,397.0

15.	NONCONTROLLING INTERESTS

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

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholders’ equity:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2012	2011	2012	2011
Net Income Attributable to Air Products	$484.5	$326.5	$1,028.6	$899.4
Transfers to noncontrolling interests:
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	—	—	(4.4)	(6.1)
Changes from net income attributable to Air Products and transfers to noncontrolling interests	$484.5	$326.5	$1,024.2	$893.3

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 30 June		Nine Months Ended 30 June
	2012	2011	2012	2011
NUMERATOR
Income from continuing operations	$357.2	$297.0	$862.1	$830.1
Income from discontinued operations	127.3	29.5	166.5	69.3
Net Income Attributable to Air Products	$484.5	$326.5	$1,028.6	$899.4
DENOMINATOR (in millions)
Weighted average number of common shares outstanding	211.5	212.5	211.0	213.5
Effect of dilutive securities
Employee stock options	2.3	3.8	2.7	4.0
Other award plans	.9	1.0	.9	.9
	3.2	4.8	3.6	4.9
Weighted average number of common shares outstanding assuming dilution	214.7	217.3	214.6	218.4
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.69	$1.40	$4.08	$3.89
Income from discontinued operations	.60	.14	.79	.32
Net Income Attributable to Air Products	$2.29	$1.54	$4.87	$4.21
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.66	$1.37	$4.02	$3.80
Income from discontinued operations	.60	.13	.77	.32
Net Income Attributable to Air Products	$2.26	$1.50	$4.79	$4.12

Options on 4.0 million and 3.5 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2012, respectively. Options on 2.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2011.

17.	INCOME TAXES

Q1 Spanish Tax Settlement

We were challenged by the Spanish tax authorities over income tax deductions taken by certain of our Spanish subsidiaries during fiscal years 2005-2011. Although we continue to believe that all positions taken were compliant with applicable laws, in November 2011 we reached a settlement with the Spanish tax authorities for €41.3 million ($56) in resolution of all tax issues under examination. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had a 3.8% impact on our effective tax rate for the nine months ended 30 June 2012. The cash payment for the settlement was principally paid in January 2012.

Q2 Spanish Tax Ruling

As of 30 September 2011, our unrecognized tax benefits included an amount related to certain transactions of a Spanish subsidiary for years 1991 and 1992, a period before we controlled this subsidiary. In March 2009, the Spanish appeals court (Audiencia Nacional) ruled in favor of our Spanish subsidiary. The Spanish government appealed this court decision to the Spanish Supreme Court, and as a result, we did not reverse the liability accrued for these unrecognized tax benefits. On 25 January 2012, the Spanish Supreme Court released its decision affirming the decision of the Audiencia Nacional in favor of our Spanish subsidiary. As a result, in the second quarter of 2012, we recorded a reduction in income tax expense of $58.3 ($.27 per share), including interest and penalties, and a reduction in unrecognized tax benefits. The reduction in income tax expense had a 5.1% impact on our effective tax rate for the nine months ended 30 June 2012.

Q3 Discontinued Operations Tax Positions

During the three months ended 30 June 2012, our unrecognized tax benefits increased $33.3 as a result of certain tax positions taken in conjunction with the disposition of our Homecare business. For additional information, see Note 3, Discontinued Operations.

18.	SUPPLEMENTAL INFORMATION

Debt Issuance

On 3 November 2011, we issued a $400.0 senior fixed-rate 3.0% note that matures 3 November 2021.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During the first nine months of fiscal year 2012, we purchased .6 million of our outstanding shares at a cost of $53.1. At 30 June 2012, $946.9 in share repurchase authorization remains.

Purchase of Interest in Equity Affiliate

On 29 May 2012, we acquired 25% of the outstanding shares of Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG) for SAR581.3 ($155). AHG is a company of the privately-owned Abdullah Hashim Group, based in the Kingdom of Saudi Arabia. AHG is the largest private industrial gases company in Saudi Arabia. It is comprised of three businesses, including industrial gases, equipment and consumables and refrigerants. The transaction was recorded as an investment in net assets of and advances to equity affiliates in the Merchant Gases segment.

19.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2012	2011	2012	2011
Sales to External Customers
Merchant Gases	$874.1	$921.4	$2,645.4	$2,724.5
Tonnage Gases	767.4	868.7	2,360.7	2,433.9
Electronics and Performance Materials	603.8	602.4	1,706.0	1,704.3
Equipment and Energy	94.8	79.5	293.8	304.8
Segment and Consolidated Totals	$2,340.1	$2,472.0	$7,005.9	$7,167.5

Operating Income
Merchant Gases	$164.6	$158.7	$483.4	$500.1
Tonnage Gases	134.3	114.8	371.1	351.4
Electronics and Performance Materials (A)	176.7	109.0	340.3	269.5
Equipment and Energy	9.8	8.6	26.9	51.3
Segment Total	$485.4	$391.1	$1,221.7	$1,172.3
Cost reduction plan (B)	—	—	(86.8)	—
Net loss on Airgas transaction	—	—	—	(48.5)
Other (C)	(2.6)	(3.4)	(10.4)	(11.1)
Consolidated Total	$482.8	$387.7	$1,124.5	$1,112.7

(A)	Includes the gain on remeasuring our previously held equity interest in DA NanoMaterials. For additional information, see Note 5, Business Combinations.
(B)	Information about how this charge related to the businesses at the segment level is discussed in Note 4, Cost Reduction Plan.
(C)	Includes stranded costs resulting from discontinued operations.

	30 June 2012	30 September 2011
Identifiable Assets (D)
Merchant Gases	$4,591.9	$4,579.6
Tonnage Gases	4,969.2	4,464.3
Electronics and Performance Materials	2,940.2	2,488.9
Equipment and Energy	324.9	335.6
Segment total	$12,826.2	$11,868.4
Other	878.1	878.6
Discontinued operations	41.6	532.1
Consolidated Total	$13,745.9	$13,279.1

(D)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2012	2011	2012	2011
Sales to External Customers
U.S./Canada	$1,115.6	$1,179.3	$3,331.4	$3,499.3
Europe	602.5	670.0	1,832.5	1,947.6
Asia	576.9	566.7	1,697.6	1,546.4
Latin America/Other	45.1	56.0	144.4	174.2
Consolidated Total	$2,340.1	$2,472.0	$7,005.9	$7,167.5

Geographic information is based on country of origin. The Europe region operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia region operates principally in China, Korea, and Taiwan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2011 Form 10-K. An analysis of results for the third quarter and first nine months of 2012 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of third quarter and year to date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the gain on the previously held equity interest in DuPont Air Products NanoMaterials LLC (DA NanoMaterials), the cost reduction plan charge, the Spanish tax settlement, and the Spanish tax ruling in 2012. For 2011, the non-GAAP measures exclude the net loss on Airgas transaction. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 40-41.

THIRD QUARTER 2012 VS. THIRD QUARTER 2011

THIRD QUARTER 2012 IN SUMMARY

—

Sales of $2,340.1 decreased 5%, or $131.9. Underlying sales increased 1%, primarily due to higher pricing in our Merchant Gases businesses. Volumes were flat, as higher Tonnage Gases volumes and higher Equipment sales were offset by lower volumes in both Merchant Gases and Electronics. The acquisition of DA NanoMaterials increased sales by 1%. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 4%. Currency unfavorably impacted sales by 3%.

—

Operating income of $482.8 increased 25%, or $95.1, and operating margin of 20.6% increased 490 basis points (bp). On a non-GAAP basis, operating income increased 2%, or $9.2, and operating margin increased 130 bp, primarily from favorable cost performance due to improved plant operations, fewer turnarounds reducing maintenance spending, and the positive impact of our cost reduction plan in Europe.

—

Income from continuing operations of $357.2 increased 20%, or $60.2, and diluted earnings per share from continuing operations of $1.66 increased 21%, or $.29. On a non-GAAP basis, income from continuing operations increased 2%, or $5.6, and diluted earnings per share from continuing operations increased 3%, or $.04. A summary table of changes in diluted earnings per share is presented below.

—

In April 2012, we closed on the acquisition agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture, DA NanoMaterials. The three months ended 30 June 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 30 June		Increase (Decrease)
	2012	2011
Diluted Earnings per Share
Net Income	$2.26	$1.50	$.76
Income from Discontinued Operations	.60	.13	.47
Income from Continuing Operations – GAAP Basis	$1.66	$1.37	$.29
Gain on previously held equity interest	(.25)	—	(.25)
Income from Continuing Operations – Non-GAAP Basis	$1.41	$1.37	$.04

Operating Income (after-tax)
Underlying business
Volume/Acquisitions			$(.04)
Price/raw materials			.02
Costs			.10
Currency			(.05)
Operating Income			.03

Other (after-tax)
Income tax rate			(.02)
Average shares outstanding			.02
Equity affiliates’ income			.01
Other			.01

Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.04

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$2,340.1	$2,472.0	$(131.9)	(5)%
Operating income – GAAP Basis	482.8	387.7	95.1	25%
Operating income – Non-GAAP Basis	396.9	387.7	9.2	2%
Operating margin – GAAP Basis	20.6%	15.7%	—	490bp
Operating margin – Non-GAAP Basis	17.0%	15.7%	—	130bp
Equity affiliates’ income	41.7	39.7	2.0	5%

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	1%
Acquisitions	1%
Currency	(3)%
Energy and raw material cost pass-through	(4)%
Total Consolidated Change	(5)%

Underlying sales increased 1% with pricing up 1% and volume flat. The increase in pricing was driven by our Merchant Gases segment. Volume increases in Tonnage Gases and higher Equipment sales were offset by lower volumes in our Merchant Gases and Electronics businesses. The DA NanoMaterials acquisition increased sales by 1%. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 4%. Currency unfavorably impacted sales by 3%.

Operating Income

Operating income of $482.8 increased 25%, or $95.1. On a non-GAAP basis, operating income of $396.9 increased 2%, or $9.2. The increase was primarily due to lower costs of $28 and higher recovery of raw material costs in pricing of $3, partially offset by an unfavorable volume mix of $8. Unfavorable currency translation and foreign exchange impacts decreased operating income by $14. On a GAAP basis, current year operating income includes the gain on the previously held equity interest in DA NanoMaterials of $85.9.

Equity Affiliates’ Income

Income from equity affiliates of $41.7 increased $2.0, primarily due to higher volumes, partially offset by unfavorable currency.

Selling and Administrative Expense (S&A)

S&A expense of $230.4 decreased $4.1, primarily due to favorable currency, partially offset by inflation. S&A, as a percent of sales, increased from 9.5% to 9.8%.

Research and Development (R&D)

R&D expense of $32.5 increased $3.2. R&D, as a percent of sales, increased from 1.2% to 1.4%.

Gain on Previously Held Equity Interest in DA NanoMaterials

On 2 April 2012, we closed on the acquisition agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture DA NanoMaterials. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The three months ended 30 June 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on this transaction.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $10.5 increased $5.3, primarily due to asset write-offs in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 30 June
	2012	2011
Interest incurred	$33.0	$32.1
Less: capitalized interest	7.0	5.6
Interest expense	$26.0	$26.5

Interest incurred increased $.9. The increase was driven primarily by a higher average debt balance, partially offset by the impact of a stronger dollar on the translation of foreign currency interest. The change in capitalized interest is driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 26.7% and 23.8% in the third quarter of 2012 and 2011, respectively. The current quarter effective tax rate includes an increase in income tax expense of $31.3 related to the gain on the previously held equity interest in DA NanoMaterials.

Refer to Note 5, Business Combinations, to the consolidated financial statements for details on this transaction. On a non-GAAP basis, the effective tax rate was 24.7% and 23.8% in the third quarter of 2012 and 2011, respectively. The increase in the effective tax rate was due to tax credits and adjustments having a lower relative impact on higher taxable income.

Discontinued Operations

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached an agreement for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal, and Spain. This business represented approximately 80% of our total Homecare business revenues.

The transaction with Linde closed on 30 April 2012. Total sale proceeds of €590 million ($777) were received in cash at closing. A gain of $207.4 ($150.3 after- tax, or $.70 per share) was recognized on the sale of this business in the third quarter of fiscal year 2012.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom. We expect to close on the sale of this business before the end of calendar 2012. In the third quarter of 2012, we recorded an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details on this transaction.

Net Income

Net income was $484.5 compared to $326.5 and diluted earnings per share was $2.26 compared to $1.50. On a non-GAAP basis, net income was $429.9 compared to $326.5 and diluted earnings per share was $2.01 compared to $1.50. A summary table of changes in earnings per share is presented on page 28.

Segment Analysis

Merchant Gases

	Three Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$874.1	$921.4	$(47.3)	(5)%
Operating income	164.6	158.7	5.9	4%
Operating margin	18.8%	17.2%	—	160bp
Equity affiliates’ income	36.8	32.0	4.8	15%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Price	2%
Currency	(5)%
Total Merchant Gases Sales Change	(5)%

Underlying sales were flat as the impact of higher pricing of 2% was offset by lower volumes of 2%. Currency unfavorably impacted sales by 5%.

In the U.S./Canada, sales increased 1%, with price up 1% and volumes flat. Volumes were flat as increases in liquid oxygen, liquid nitrogen, and liquid hydrogen volumes were offset by declines in argon and helium volumes due to limitations in supply. In Europe, sales decreased 12%, with an unfavorable currency impact of 10% and volumes down 4%, partially offset by higher price of 2%. Volumes were down primarily due to weaker end market demand for both liquid bulk and packaged gases. Pricing increased due to strength broadly across the businesses. In Asia, sales increased 6%, with higher volumes of 4% and increased pricing of 3%, partially offset by an unfavorable currency impact of 1%. Volumes increased as packaged gases volumes continued to improve. Pricing increased due to strength in helium and packaged gases.

Merchant Gases Operating Income and Margin

Operating income was higher primarily due to lower costs of $12 and higher recovery of raw material costs in pricing of $9, partially offset by lower volumes of $8 and an unfavorable currency impact of $7. The improvement in cost was due to efficiencies in our production and distribution systems and the benefit of our restructuring program in Europe. Operating margin increased 160 bp from prior year, primarily due to higher pricing and improved cost performance.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $36.8 increased $4.8, primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases

	Three Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$767.4	$868.7	$(101.3)	(12)%
Operating income	134.3	114.8	19.5	17%
Operating margin	17.5%	13.2%	—	430bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	2%
Energy and raw material cost pass-through	(12)%
Currency	(2)%
Total Tonnage Gases Sales Change	(12)%

Sales decreased 12%, or $101.3. Volumes increased 2% primarily from new projects. Lower energy and raw material contractual cost pass-through to customers decreased sales by 12% and currency unfavorably impacted sales by 2%.

Tonnage Gases Operating Income and Margin

Operating income was higher by 17% due to higher volumes of $11 and lower operating and maintenance costs of $10, partially offset by an unfavorable currency impact of $2. Operating margin increased 430 bp from prior year, primarily due to lower maintenance costs.

Electronics and Performance Materials

	Three Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$603.8	$602.4	$1.4	— %
Operating income – GAAP basis	176.7	109.0	67.7	62%
Operating income – Non-GAAP basis	90.8	109.0	(18.2)	(17)%
Operating margin – GAAP basis	29.3%	18.1%	—	1,120bp
Operating margin – Non-GAAP basis	15.0%	18.1%	—	(310bp	)

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	(1)%
Acquisitions	4%
Currency	(2)%
Total Electronics and Performance Materials Sales Change	—%

Sales were flat as growth of 4% from our DA NanoMaterials acquisition was offset by lower volumes of 1%, lower pricing of 1%, and unfavorable currency of 2%. Electronics sales increased 2%, due to acquisition growth, partially offset by lower volumes. Performance Materials sales decreased 2%, due to lower price and unfavorable currency, partially offset by higher volumes.

Photovoltaic Market Risk

Air Products serves the photovoltaic (PV) market primarily through the Electronics and Performance Materials segment. While Electronics materials pricing, excluding silane, was stable, we continue to see pricing pressure in silane. The PV market in general and specifically thin-film PV have not developed as was anticipated a few a years ago. Thin-film PV was expected to be a significant consumer of silane, and as a result, market demand has not grown to match industry silane production. We have assets and contracts, including minimum purchase commitments, associated with this market, that we are monitoring and assessing on an ongoing basis.

Electronics and Performance Materials Operating Income and Margin

Operating income of $176.7 increased 62%, or $67.7, and operating margin of 29.3% increased 1,120bp. On a non-GAAP basis, operating income of $90.8 decreased 17% or $ 18.2 primarily due to lower volumes of $7, lower recovery of raw material costs in pricing of $6, and unfavorable currency of $5. Operating margin decreased 310 bp primarily due to lower volumes and higher raw material costs in Electronics. On a GAAP basis, current year operating income includes the gain on the previously held equity interest in DA NanoMaterials of $85.9.

Equipment and Energy

	Three Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$94.8	$79.5	$15.3	19%
Operating income	9.8	8.6	1.2	14%

Equipment and Energy Sales and Operating Income

Sales of $94.8 and operating income of $9.8 increased due to higher air separation unit (ASU) sales, partially offset by lower LNG heat exchanger activity.

The sales backlog for the Equipment business at 30 June 2012 was $434 compared to $334 at 30 September 2011.

Other

Other operating loss primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses.

Other operating loss was $2.6 versus $3.4 in the prior year. No individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2012 VS. FIRST NINE MONTHS 2011

FIRST NINE MONTHS 2012 IN SUMMARY

—

Sales of $7,005.9 decreased 2%, or $161.6. Underlying sales increased 1%, primarily due to higher pricing in the Merchant Gases segment and Performance Materials business. Volumes were flat as higher volumes from new plants in Tonnage Gases were offset by lower volumes in our Merchant Gases and Equipment and Energy segments. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, reducing sales by 2% and currency decreased sales by 1%.

—

Operating income of $1,124.5 increased 1%, or $11.8, and operating margin of 16.1% increased 60 bp. On a non-GAAP basis, operating income decreased 3%, or $35.8, and operating margin decreased 10 bp, primarily due to lower Merchant Gases volumes and unfavorable volume mix in the Equipment business.

—

Income from continuing operations of $862.1 increased 4%, or $32.0, and diluted earnings per share from continuing operations of $4.02 increased 6%, or $.22. On a non-GAAP basis, income from continuing operations decreased 1%, or $8.1, and diluted earnings per share from continuing operations increased 1%, or $.04. A summary table of changes in diluted earnings per share is presented below.

—

In April 2012, we closed on the acquisition agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture DA NanoMaterials. The nine months ended 30 June 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date.

—

We purchased .6 million of our outstanding shares at a cost of $53.1 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 30 June 2012, $946.9 in share repurchase authorization remains.

—	We increased our quarterly dividend from $.58 to $.64 per share. This represents the 30th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Nine Months Ended 30 June		Increase (Decrease)
	2012	2011
Diluted Earnings per Share
Net Income	$4.79	$4.12	$.67
Income from Discontinued Operations	.77	.32	.45
Income from Continuing Operations – GAAP Basis	$4.02	$3.80	$.22
Gain on previously held equity interest	(.25)	—	(.25)
Cost reduction plan	.28	—	.28
Q1 Spanish tax settlement	.20	—	.20
Q2 Spanish tax ruling	(.27)	—	(.27)
Net loss on Airgas transaction	—	.14	(.14)
Income from Continuing Operations – Non-GAAP Basis	$3.98	$3.94	$.04

Operating Income (after-tax)
Underlying business
Volume/Acquisitions			(.16)
Price/raw materials			.02
Costs			.09
Currency			(.07)
Operating Income			(.12)

Other (after-tax)
Equity affiliates’ income			.05
Interest expense			.01
Income tax rate			.03
Average shares outstanding			.07
Other			.16
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.04

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Nine Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$7,005.9	$7,167.5	$(161.6)	(2)%
Operating income – GAAP Basis	1,124.5	1,112.7	11.8	1%
Operating income – Non-GAAP Basis	1,125.4	1,161.2	(35.8)	(3)%
Operating margin – GAAP Basis	16.1%	15.5%	—	60bp
Operating margin – Non-GAAP Basis	16.1%	16.2%	—	(10bp)
Equity affiliates’ income	114.3	99.2	15.1	15%

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	1%
Acquisitions	—%
Currency	(1)%
Energy and raw material cost pass-through	(2)%
Total Consolidated Change	(2)%

Underlying business increased 1%, primarily due to higher pricing of 1% driven by the Merchant Gases segment and Performance Materials business. Volumes were flat as higher volumes in Tonnage Gases were offset by lower volumes in the Merchant Gases segment. Lower energy and raw material contractual cost pass-through to customers decreased sales by 2% and currency decreased sales by 1%.

Operating Income

Operating income of $1,124.5 increased 1%, or $11.8. On a non-GAAP basis, operating income of $1,125.4 decreased 3%, or $35.8. The decrease was primarily due to unfavorable volume mix of $48, partially offset by lower costs of $25 and higher recovery of raw material costs in pricing of $7. The decrease in volumes was from lower Merchant Gases volumes and unfavorable volume mix due to lower LNG plant sales. Unfavorable currency translation and foreign exchange impacts decreased operating income by $20. On a GAAP basis, current year operating income includes a charge of $86.8 for the cost reduction plan and the gain on the previously held equity interest in DA NanoMaterials of $85.9. Prior year operating income includes a $48.5 net loss related to the Airgas transaction.

Equity Affiliates’ Income

Income from equity affiliates of $114.3 increased $15.1, primarily due to a prior year charge for the anticipated sale of a plant in one of our affiliates in Asia.

Selling and Administrative Expense (S&A)

S&A expense of $698.8 decreased $4.2 primarily due to lower incentive compensation costs and favorable currency, partially offset by inflation. S&A, as a percent of sales, increased to 10.0% from 9.8%.

Research and Development (R&D)

R&D expense of $90.3 increased $3.9. R&D, as a percent of sales, increased to 1.3% from 1.2%.

Cost Reduction Plan

During the second quarter ended 31 March 2012, we initiated a cost reduction plan. The results from continuing operations for the nine months ended 30 June 2012 include a charge of $86.8 ($60.6 after-tax, or $.28 per share) for this plan. This charge represents the ongoing actions we are taking to improve our cost structure, particularly in Europe. The plan includes removing the stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and the actions we are taking to right-size our European business cost structure in light of the challenging economic outlook.

This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions from our workforce. The remainder of the charge, $6.0, is related to the write-down of certain assets. For additional information regarding these assets, see Note 10, Fair Value Measurements, to the consolidated financial statements. The planned actions are expected to be completed by the end of the second quarter of fiscal year 2013. The charge for the cost reduction plan is excluded from segment operating profit. The charge relates to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials.

In the fourth quarter of 2012, we expect that these severance actions, together with other related cost reductions, will generate savings that will offset the $6 of stranded costs generated by the Homecare divestiture. By the end of 2013, we expect the cost reduction plan to provide $60 of annual savings. Refer to Note 4, Cost Reduction Plan, to the consolidated financial statements for additional details on this transaction.

Gain on Previously Held Equity Interest in DA NanoMaterials

On 2 April 2012, we closed on the acquisition agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture DA NanoMaterials. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The nine months ended 30 June 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on this transaction.

Net Loss on Airgas Transaction

For the nine months ended 30 June 2011, $48.5 ($31.6 after-tax, or $.14 per share) in net loss was recognized related to the Airgas transaction. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for additional details.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $37.5 increased $10.9, primarily due to asset write-offs in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Nine Months Ended 30 June
	2012	2011
Interest incurred	$107.1	$102.0
Less: capitalized interest	22.3	15.1
Interest expense	$84.8	$86.9

Interest incurred increased $5.1. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio and the impact of a stronger dollar on the translation of foreign currency interest. The change in capitalized interest was driven by an increase in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 23.4% and 24.2% in 2012 and 2011, respectively. The current year rate includes reductions in income tax expense of $58.3 related to the second quarter Spanish tax ruling and $26.2 related to the cost reduction plan, offset by an increase to income tax expense of $43.8 related to the first quarter Spanish tax settlement and $31.3 related to the gain on the previously held equity interest in DA NanoMaterials. Refer to Note 4, Cost Reduction Plan, Note 5, Business Combinations, and Note 17, Income Taxes, to the consolidated financial statements for details on these transactions. On a non-GAAP basis, the effective tax rate was 24.1% and 24.6% in 2012 and 2011, respectively.

Discontinued Operations

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

On 8 January 2012, we reached an agreement for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal, and Spain. This business represented approximately 80% of our total Homecare business revenues.

The transaction with Linde closed on 30 April 2012. Total sale proceeds of €590 million ($777) were received in cash at closing. A gain of $207.4 ($150.3 after-tax, or $.70 per share) was recognized on the sale of this business in the third quarter of fiscal year 2012.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom. We expect to close on the sale of this business before the end of calendar 2012. In the third quarter of 2012, we recorded an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details on this transaction.

Net Income

Net income was $1,028.6 compared to $899.4 and diluted earnings per share was $4.79 compared to $4.12. On a non-GAAP basis, net income was $1,020.1 compared to $931.0 and diluted earnings per share was $4.75 compared to $4.26. A summary table of changes in earnings per share is presented on page 34.

Segment Analysis

Merchant Gases

	Nine Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$2,645.4	$2,724.5	$(79.1)	(3)%
Operating income	483.4	500.1	(16.7)	(3)%
Operating margin	18.3%	18.4%	—	(10bp)
Equity affiliates’ income	100.1	89.9	10.2	11%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	2%
Currency	(2)%
Total Merchant Gases Sales Change	(3)%

Underlying sales decreased 1% due to lower volumes of 3% and higher pricing of 2%. Volumes decreased due to lower demand in North America and Europe. Currency had an unfavorable impact on sales of 2%.

In the U.S./Canada, sales increased 1%, with price up 2% and volumes down 1%. The increase in pricing was across most product lines as we took actions to recover higher costs. In Europe, sales decreased 7%, with unfavorable currency impacts of 5% and volumes down 4%, partially offset by higher price of 2%. Volumes were down primarily due to overall economic weakness in the region. In Asia, sales increased 3%, due to higher volumes of 1%, higher pricing of 1% and a favorable currency impact of 1%.

Merchant Gases Operating Income and Margin

Operating income decreased 3% primarily due to lower volumes of $34 and unfavorable currency of $10, partially offset by higher recovery of raw material costs in pricing of $19 and lower operating costs of $8. Operating margin decreased 10 bp from prior year, primarily due to lower volumes.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $100.1 increased $10.2, primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases

	Nine Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$2,360.7	$2,433.9	$(73.2)	(3)%
Operating income	371.1	351.4	19.7	6%
Operating margin	15.7%	14.4%	—	130bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	4%
Currency	(1)%
Energy and raw material cost pass-through	(6)%
Total Tonnage Gases Sales Change	(3)%

Volumes increased 4% driven by improvement in existing customer loadings and new plants. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, decreasing sales by 6%. Currency unfavorably impacted sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income increased as higher volumes of $25 and lower costs of $1 were partially offset by unfavorable currency of $6. Operating margin increased 130 bp from prior year, primarily due to higher volumes.

Electronics and Performance Materials

	Nine Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$1,706.0	$1,704.3	$1.7	— %
Operating income – GAAP basis	340.3	269.5	70.8	26%
Operating income – Non-GAAP basis	254.4	269.5	(15.1)	(6)%
Operating margin – GAAP basis	19.9%	15.8%	—	410bp
Operating margin – Non-GAAP basis	14.9%	15.8%	—	(90bp)

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	—%
Acquisitions	1%
Currency	(1)%
Total Electronics and Performance Materials Sales Change	—%

Sales were flat as acquisitions of 1% were offset by unfavorable currency of 1%. Electronics sales increased 1% due to the acquisition of DA NanoMaterials. Performance Materials sales decreased 1% as higher pricing of 1% was offset by lower volumes of 1% and unfavorable currency of 1%.

Electronics and Performance Materials Operating Income and Margin

Operating income of $340.3 increased 26%, or $70.8 and operating margin of 19.9% increased 410 bp. On a non-GAAP basis, operating income of $254.4 decreased 6% primarily from lower recovery of raw material costs in pricing of $12, lower volumes of $9, and unfavorable currency of $9, partially offset by lower operating costs of $15. Operating margin decreased 90 bp primarily due to higher raw material cost. On a GAAP basis, current year operating income includes the gain on the previously held equity interest in DA NanoMaterials of $85.9.

Equipment and Energy

	Nine Months Ended 30 June
	2012	2011	$ Change	Change
Sales	$293.8	$304.8	$(11.0)	(4)%
Operating income	26.9	51.3	(24.4)	(48)%

Equipment and Energy Sales and Operating Income

Sales of $293.8 and operating income of $26.9 decreased reflecting lower LNG project activity.

The sales backlog for the Equipment business at 30 June 2012 was $434, compared to $334 at 30 September 2011.

Other

Other operating loss primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses.

Other operating loss was $10.4 compared to $11.1 in the prior year. No individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Q3	Q3	Q3	Q3	YTD	YTD	YTD	YTD
	Continuing Operations
	Operating Income	Operating Margin (d)	Income	Diluted EPS	Operating Income	Operating Margin (d)	Income	Diluted EPS
2012 GAAP	$482.8	20.6%	$357.2	$1.66	$1,124.5	16.1%	$862.1	$4.02
2011 GAAP	387.7	15.7%	297.0	1.37	1,112.7	15.5%	830.1	3.80
Change GAAP	$95.1	490bp	$60.2	$.29	$11.8	60bp	$32.0	$.22
% Change GAAP	25%		20%	21%	1%		4%	6%

2012 GAAP	$482.8	20.6%	$357.2	$1.66	$1,124.5	16.1%	$862.1	$4.02
Gain on previously held equity interest (tax impact $31.3) (a)	(85.9)	(3.6)%	(54.6)	(.25)	(85.9)	(1.2)%	(54.6)	(.25)
Cost reduction plan (tax impact $26.2) (b)	—	—	—	—	86.8	1.2%	60.6	.28
Q1 Spanish tax settlement	—	—	—	—	—	—	43.8	.20
Q2 Spanish tax ruling	—	—	—	—	—	—	(58.3)	(.27)
2012 Non-GAAP Measure	$396.9	17.0%	$302.6	$1.41	$1,125.4	16.1%	$853.6	$3.98

2011 GAAP	$387.7	15.7%	$297.0	$1.37	$1,112.7	15.5%	$830.1	$3.80
Net loss on Airgas transaction (tax impact $16.9) (c)	—	—	—	—	48.5	.7%	31.6	.14
2011 Non-GAAP Measure	$387.7	15.7%	$297.0	$1.37	$1,161.2	16.2%	$861.7	$3.94

Change Non-GAAP Measure	$9.2	130bp	$5.6	$.04	$(35.8)	(10bp )	$(8.1)	$.04
% Change Non-GAAP Measure	2%		2%	3%	(3)%		(1)%	1%

ELECTRONICS AND PERFORMANCE MATERIALS

	Q3	Q3	YTD	YTD
	Operating Income	Operating Margin (d)	Operating Income	Operating Margin (d)
2012 GAAP	$176.7	29.3%	$340.3	19.9%
2011 GAAP	109.0	18.1%	269.5	15.8%
Change GAAP	$67.7	1,120bp	$70.8	410bp
% Change GAAP	62%		26%

2012 GAAP	$176.7	29.3%	$340.3	19.9%
Gain on previously held equity interest	(85.9)	(14.3)%	(85.9)	(5.0)%
2012 Non-GAAP Measure	$90.8	15.0%	$254.4	14.9%

2011 GAAP	$109.0	18.1%	$269.5	15.8%
2011 Non-GAAP Measure	$109.0	18.1%	$269.5	15.8%

Change Non-GAAP Measure	$(18.2)	(310bp )	$(15.1)	(90bp )
% Change Non-GAAP Measure	(17)%		(6)%

CONSOLIDATED RESULTS

	Q3	Q3	YTD	YTD
	Net Income	Diluted EPS	Net Income	Diluted EPS
2012 GAAP	$484.5	$2.26	$1,028.6	$4.79
2011 GAAP	326.5	1.50	899.4	4.12
Change GAAP	$158.0	$.76	$129.2	$.67
% Change GAAP	48%	51%	14%	16%

2012 GAAP	$484.5	$2.26	$1,028.6	$4.79
Gain on previously held equity interest (tax impact $31.3)(a)	(54.6)	(.25)	(54.6)	(.25)
Cost reduction plan (tax impact $26.2)(b)	—	—	60.6	.28
Q1 Spanish tax settlement	—	—	43.8	.20
Q2 Spanish tax ruling	—	—	(58.3)	(.27)
2012 Non-GAAP Measure	$429.9	$2.01	$1,020.1	$4.75

2011 GAAP	$326.5	$1.50	$899.4	$4.12
Net loss on Airgas transaction (tax impact $16.9)(c)	—	—	31.6	.14
2011 Non-GAAP Measure	$326.5	$1.50	$931.0	$4.26

Change Non-GAAP Measure	$103.4	$.51	$89.1	$.49
% Change Non-GAAP Measure	32%	34%	10%	12%

	Effective Tax Rate
	Q3 2012	Q3 2011	YTD 2012	YTD 2011
Income Tax Provision — GAAP	$133.3	$95.4	$269.5	$271.9
Income from continuing operations before taxes — GAAP	$498.5	$400.9	$1,154.0	$1,125.0
Effective Tax Rate — GAAP	26.7%	23.8%	23.4%	24.2%

Income Tax Provision — GAAP	$133.3	$95.4	$269.5	$271.9
Gain on previously held equity interest tax impact	(31.3)	—	(31.3)	—
Cost reduction plan tax impact	—	—	26.2	—
Q1 Spanish tax settlement	—	—	(43.8)	—
Q2 Spanish tax ruling	—	—	58.3	—
Net loss on Airgas transaction tax impact	—	—	—	16.9
Income Tax Provision — Non-GAAP Measure	$102.0	$95.4	$278.9	$288.8

Income from continuing operations before taxes — GAAP	$498.5	$400.9	$1,154.0	$1,125.0
Gain on previously held equity interest	(85.9)	—	(85.9)	—
Cost reduction plan	—	—	86.8	—
Net loss on Airgas transaction	—	—	—	48.5
Income from continuing operations before taxes — Non-GAAP Measure	$412.6	$400.9	$1,154.9	$1,173.5
Effective Tax Rate — Non-GAAP Measure	24.7%	23.8%	24.1%	24.6%

(a)   Based on statutory tax rate of 36.44%.

(b)   Based on average statutory tax rate of 30.17%.

(c)   Based on statutory tax rate of 36.57%, including impact of tax rate adjustment for 2010 and first quarter 2011 costs.

(d)   Operating Margin is calculated by dividing operating income by sales.

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

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first nine months of 2012. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 30 June 2012, we had $334.9 of foreign cash and cash items compared to a total amount of cash and cash items of continuing operations of $361.2. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first nine months of 2012, cash provided by operating activities was $1,244.6. Income from continuing operations of $862.1 reflected the non-cash gain on the previously held equity interest in DA NanoMaterials of $85.9 and a non-cash tax benefit of $58.3 recognized as a result of the second quarter Spanish tax ruling. Income from continuing operations is adjusted for other non-cash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. The working capital accounts were a use of cash of $39.0, including trade receivables of $71.9. The provision for the cost reduction plan resulted in an increase to accrued liabilities of $80.8, partially offset by a use of cash of $21.2 for payments made in relation to the cost reduction plan.

For the first nine months of 2011, cash provided by operating activities was $1,097.1. Income from continuing operations of $830.1 included a non-cash charge of $48.5 for the Airgas transaction. Payments for Airgas acquisition-related costs expensed in prior periods totaled $156.2. The working capital accounts were a use of cash of $245.9 primarily due to pension contributions of $229.5.

Investing Activities

For the first nine months of 2012, cash used for investing activities was $1,441.3, primarily driven by capital expenditures for plant and equipment. During the third quarter of 2012, we acquired E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture DA NanoMaterials for $147. We also purchased a 25% equity interest in Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG), an unconsolidated affiliate, for $155 in the third quarter of 2012. See Note 5, Business Combinations, and Note 18, Supplemental Information, for additional details regarding the DA NanoMaterials and AHG transactions.

For the first nine months of 2011, cash used for investing activities was $819.4, primarily driven by capital expenditures for plant and equipment. We received proceeds of $157.0 from the sale of Airgas stock and the sale of assets and investments.

Capital expenditures are detailed in the table below:

	Nine Months
	Ended 30 June
	2012	2011
Additions to plant and equipment	$1,166.5	$933.5
Acquisitions, less cash acquired	173.8	9.9
Investment in and advances to unconsolidated affiliates	175.4	46.0
Capital expenditures on a GAAP basis	$1,515.7	$989.4
Capital lease expenditures (A)	139.9	147.1
Purchase of noncontrolling interests (A)	6.3	—
Capital expenditures on a Non-GAAP basis	$1,661.9	$1,136.5

(A)

We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities, if the arrangements qualifies as a capital lease. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the statement of cash flows. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure which our management uses internally to evaluate and manage our expenditures.

Financing Activities

For the first nine months of 2012, cash used for financing activities was $637.6. Our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash (repayment) of $239.5 and included the issuance of a $400.0 senior fixed-rate 3.0% note on 3 November 2011, the repayment of a 4.25% Eurobond of $400.3 in April 2012, and $171.5 of net commercial paper and other short-term debt repayments. Dividends paid to shareholders were a use of cash of $379.4.

For the first nine months of 2011, cash used for financing activities was $233.7. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash (issuance) of $287.4 and included $410.6 of net commercial paper and other short-term debt issuances and $156.0 in medium-term note maturities. Proceeds from stock option exercises provided an additional $124.4 source of funds. Dividends paid to shareholders and the purchase of 3.8 million treasury shares were uses of cash of $333.0 and $350.0, respectively.

Total debt at 30 June 2012 and 30 September 2011, expressed as a percentage of the sum of total debt and total equity, was 38.8% and 43.4%, respectively. Total debt decreased from $4,561.5 at 30 September 2011 to $4,216.9 at 30 June 2012.

As of 30 September 2011, a 4.25% Eurobond for $400.3 maturing in 2012 was classified as long-term debt because of our intent and ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015 and our intent to refinance via the U.S. or European public or private placement markets. During the first quarter of 2012, we reclassified this Eurobond from long-term debt to current portion of long-term debt on the consolidated balance sheet as we no longer intended to refinance this Eurobond. The Eurobond was repaid on its maturity date of 10 April 2012, principally from proceeds of commercial paper issuance.

During fiscal year 2011, we increased our total multicurrency revolving facility to a total of $2,170.0 maturing on 30 June 2015. Our only financial covenant is a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) of no greater than 60%. As of 30 June 2012, no borrowings were outstanding under these commitments. Additional commitments totalling $582.1 are maintained by the parent company and its foreign subsidiaries, of which $394.6 was borrowed and outstanding at 30 June 2012.

An acquisition financing facility was arranged with Banco Santander, Chile to provide the initial financing required for the Indura S.A. business combination described below. This is a Chilean Peso (CLP) committed credit facility with a total committed amount of CLP 390 billion ($788). CLP 347 billion ($701) of this facility was drawn on 3 July 2012 to fund the business combination and the balance of the commitment was cancelled. The final maturity date is six months from drawdown. We expect to repay this facility during the fourth quarter 2012, primarily with proceeds from U.S. capital market transactions (commercial paper and/or bond issues).

We are in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2012, .6 million of our outstanding shares were purchased at a cost of $53.1. At 30 June 2012, $946.9 in share repurchase authorization remains.

Subsequent Event – Business Combination – Indura S.A.

On 1 July 2012, we acquired a 51.8% controlling equity interest in the outstanding shares of Indura S.A., from the majority shareholder. On 3 July 2012, we acquired an additional 13.0% equity interest from other shareholders. We paid cash consideration of CLP345.9 billion ($699) and assumed debt of CLP97.0 billion ($196) for these interests. This preliminary purchase price is subject to certain working capital and debt adjustments. Under the purchase agreement, we have a commitment to purchase up to an additional 2.0% equity interest within the next twelve months. The agreement also provides the largest minority shareholder a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price linked to the original acquisition date value escalated by an inflation factor). The acquisition of Indura S.A. will be accounted for as a business combination. As such, Indura S.A.’s results of operations will be included in our consolidated results of operations within the Merchant Gases segment following the acquisition date. Refer to Note 5, Business Combinations, to the consolidated financial statements for further details.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. In July 2012, we acquired a controlling equity interest in the outstanding shares of Indura S.A. In connection with this acquisition, we entered into an agreement that provides the largest minority shareholder the right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest in Indura S.A. We secured a financing facility for the Indura S.A. acquisition and drew down on the facility in July 2012. We expect to repay this facility during the fourth quarter of 2012. Refer to Note 5, Business Combinations and the Liquidity section of the MD&A for further information on these obligations. Other than these transactions, there have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2011 Form 10-K.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about management’s expectations and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, deterioration in global or regional economic and business conditions; weakening demand for the Company’s products and services; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments or losses due to a decline in profitability of or demand for certain of the Company’s products or businesses, or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; the success of productivity programs; the success and impact of restructuring and cost reduction initiatives; achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources for all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2011. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2011 Form 10-K.

Interest Rate Risk

The sensitivity analysis related to the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2012, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $148 and $80 in the net liability position of financial instruments at 30 June 2012 and 30 September 2011, respectively. A 100 bp decrease in market interest rates would result in an increase of $158 and $85 in the net liability position of financial instruments at 30 June 2012 and 30 September 2011, respectively. The change in the magnitude of this sensitivity from 30 September 2011 to 30 June 2012 is due primarily to additional hedges of anticipated fixed rate debt issuances.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2011.

There were no material changes to market risk sensitivities for foreign exchange rate risk since 30 September 2011.

The net financial instrument position decreased from a liability of $4,261.1 at 30 September 2011 to a liability of $4,055.6 at 30 June 2012. The decrease is primarily due to the impact of a lower book value of long-term debt (excluding exchange rate impacts) and the impact of a stronger U.S. Dollar on the translation of foreign currency debt and the market value of foreign exchange forward contracts, partially offset by the impact of lower interest rates on the market value of fixed rate long-term debt.

Item 4.	Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 30 June 2012 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 27 July 2012	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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