Form 10-K
period 2012-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2012-11-20
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended 30 September 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

7201 Hamilton Boulevard	State of incorporation: Delaware
Allentown, Pennsylvania, 18195-1501	I.R.S. identification number: 23-1274455
Tel. (610) 481-4911

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Registered on:
Common Stock, par value $1.00 per share	New York
Preferred Stock Purchase Rights	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2012 was approximately $19.4 billion. For purposes of the foregoing calculations all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.

The number of shares of common stock outstanding as of 31 October 2012 was 212,850,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013 are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended 30 September 2012

PART I

ITEM 1.	BUSINESS

General Description of Business and Fiscal Year 2012 Developments

Air Products and Chemicals, Inc. (“we,” “our,” “us,” the “Company,” “Air Products,” or “registrant”), a Delaware corporation originally founded in 1940, serves energy, electronics, chemicals, steel, and manufacturing customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, performance materials, equipment, and services. The Company is the world’s largest supplier of hydrogen and helium and has built leading positions in growth markets such as semiconductor materials, refinery hydrogen, natural gas liquefaction, and advanced coatings and adhesives. As used in this report, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” or “registrant” include controlled subsidiaries and predecessors of Air Products and its subsidiaries.

During 2012 the Company took several important steps to improve our global portfolio of businesses. In January 2012, the Board of Directors authorized management to sell the Company’s Homecare business. In April 2012, the Company completed the sale of the Homecare business in Belgium, Germany, France, Portugal, and Spain. The Company is actively marketing the remainder of this business, which is primarily in the United Kingdom. In July of 2012, the Company acquired a 64.8% controlling interest in the outstanding shares of Indura S.A. Prior to the acquisition, Indura S.A. was the largest independent industrial gas company in South America. Indura S.A.’s integrated gas and retail business produces packaged and liquid bulk gases and sells related hardgoods. We also invested in a 25% position in Abdullah Hashim Industrial Gases & Equipment Co. Ltd., the largest industrial gas company in Saudi Arabia. Finally, in our Electronics division, we purchased the remaining 50% share of our DA NanoMaterials joint venture, which manufactures chemical mechanical planarization (CMP) slurries for the semiconductor and wafer polishing industries.

Financial Information about Segments

The Company manages its operations, assesses performance, and reports earnings under four business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy. The Homecare business was previously reported as part of the Merchant Gases operating segment. Beginning in the second quarter of the fiscal year, the Homecare business was accounted for as a discontinued operation. Indura S.A. is accounted for as part of the Merchant Gases operating segment. Financial information concerning the Company’s four business segments appears in Note 24, Business Segment and Geographic Information, to the consolidated financial statements, included under Item 8 herein.

Narrative Description of Business by Segments

Merchant Gases

Merchant Gases sells atmospheric gases, such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen and helium (purchased or refined from crude helium); specialty gases; and certain services and equipment, throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, healthcare, steel, general manufacturing, and petroleum and natural gas industries.

Merchant Gases includes the following types of products:

Liquid bulk—Product is delivered in bulk (in liquid or gaseous form) by tanker or tube trailer and stored, usually in its liquid state, in equipment designed and installed by the Company at the customer’s site for vaporizing into a gaseous state as needed. Liquid bulk sales are typically governed by three- to five-year contracts.

Packaged gases—Small quantities of product are delivered in either cylinders or dewars. The Company operates packaged gas businesses in Europe, Asia, and Latin America. In the United States, the Company’s packaged gas business sells products only for the electronics and magnetic resonance imaging (principally helium) industries.

Small on-site plants—Customers receive product through small on-sites (cryogenic or noncryogenic generators), either by a sale of gas contract or the sale of the equipment to the customer.

Electric power is the largest cost component in the production of atmospheric gases—oxygen, nitrogen, and argon. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas price increases through pricing formulas and surcharges. Helium is produced as a by-product of natural gas production. We purchase crude helium for purification and resale. During fiscal year 2012, we experienced shortages in helium supply due to industrywide sourcing shortfalls. No other significant difficulties were encountered in obtaining adequate supplies of energy or raw materials during the year.

Merchant Gases competes worldwide against three global industrial gas companies: L’Air Liquide S.A.; Linde AG; and Praxair, Inc.; and several regional sellers (including Airgas, Inc., primarily with respect to liquid bulk sales). Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications.

Merchant Gases sales constituted 38% of the Company’s consolidated sales in fiscal year 2012, 38% in fiscal year 2011, and 38% in fiscal year 2010. Sales of atmospheric gases (oxygen, nitrogen, and argon) constituted approximately 21% of the Company’s consolidated sales in fiscal year 2012, 21% in fiscal year 2011, and 21% in fiscal year 2010.

The Merchant Gases segment also includes the Company’s share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in Mexico, Italy, South Africa, Saudi Arabia, India, and Thailand.

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

Tonnage Gases also includes a Polyurethane Intermediates (PUI) business which sells toluenediamine (TDA). In 2012, we sold certain PUI assets and the rights to a supply contract. A supply arrangement with terms at fair market value was established with the buyer to serve the retained product supply contracts so that our PUI production facility in Pasadena, TX could permanently close.

Natural gas is the principal raw material for hydrogen, carbon monoxide, and synthesis gas production. Electric power is the largest cost component in the production of atmospheric gases. The Company mitigates energy and natural gas price increases through long-term cost pass-through contracts. Prior to entering into the TDA buy/resale agreement, toluene, ammonia, and hydrogen were the principal raw materials for the PUI business and were purchased from various suppliers under multiyear contracts. During fiscal year 2012, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

Tonnage Gases competes against three global industrial gas companies: L’Air Liquide S.A.; Linde AG; Praxair, Inc.; and several regional competitors. Competition is based primarily on price, reliability of supply, the development of applications that use industrial gases, and, in some cases, provision of other services or products such as power and steam generation. We also have a competitive advantage in regions where we have pipeline networks, which enable us to provide a reliable and economic supply of products to customers.

Tonnage Gases sales constituted approximately 33% of the Company’s consolidated sales in fiscal year 2012, 34% in fiscal year 2011, and 34% in fiscal year 2010. Tonnage Gases hydrogen sales constituted approximately 14% of the consolidated sales in fiscal year 2012, 16% in fiscal year 2011, and 15% in fiscal year 2010.

Electronics and Performance Materials

Electronics and Performance Materials employs applications technology to provide solutions to a broad range of global industries through chemical synthesis, analytical technology, process engineering, and surface science. This segment provides the electronics industry with specialty gases (such as nitrogen trifluoride, silane, arsine, phosphine, white ammonia, silicon tetrafluoride, carbon tetrafluoride, hexafluoromethane, critical etch gases, and tungsten hexafluoride) as well as tonnage gases (primarily nitrogen), CMP slurries, specialty chemicals, services, and equipment for the manufacture of silicon and compound semiconductors, thin film transistor liquid crystal displays, light-emitting diodes and photovoltaic devices. These products are delivered through various supply chain methods, including bulk delivery systems or distribution by pipelines such as those located in California’s Silicon Valley; Phoenix, Arizona; Tainan, Taiwan; Gumi and Giheung, Korea; and Tianjin China.

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

The Electronics and Performance Materials segment uses a wide variety of raw materials, including ammonia, tungsten powder, hydrogen fluoride, amines, alcohols, epoxides, organic acids, and ketones. During fiscal year 2012, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

Total sales from Electronics and Performance Materials constituted approximately 24% of the Company’s consolidated sales in fiscal year 2012, 24% in fiscal year 2011, and 22% in fiscal year 2010.

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

Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulfurization facilities. In addition, we are developing hydrogen as an energy carrier, waste-to-energy facilities to produce electricity, carbon capture technologies for a variety of industrial and power applications, and oxygen-based technologies to serve energy markets in the future. The Company operates and owns a 47.9% interest in a 112-megawatt gas-fueled power generation facility in Thailand. The Company also operates and owns a 50% interest in a flue gas desulfurization facility in Indiana.

Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the equipment portion of this segment. Adequate raw materials for individual projects are acquired under firm purchase agreements. Coal and natural gas are the largest cost components in the production of energy. The Company mitigates these cost components, in part, through long-term cost pass-through contracts. During fiscal year 2012, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Equipment and Energy competes with a great number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

The backlog of equipment orders (including letters of intent believed to be firm) from third-party customers was approximately $450 million on 30 September 2012, approximately 22% of which is for cryogenic equipment and 47% of which is for LNG heat exchangers, as compared with a total backlog of approximately $334 million on 30 September 2011. The Company expects that approximately $325 million of the backlog on 30 September 2012 will be completed during fiscal year 2013.

Narrative Description of the Company’s Business Generally

The Company, through subsidiaries, affiliates, and less-than-controlling interests, conducts business in over 50 countries outside the United States. Its international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls; import and export controls; and other economic, political, and regulatory policies of local governments.

The Company has majority or wholly owned foreign subsidiaries that operate in Canada, 18 European countries (including the United Kingdom and Spain), 11 Asian countries (including China, Korea, and Taiwan), and 7 Latin American countries (including Chile, Mexico and Brazil). The Company also owns less-than-controlling interests in entities operating in Europe, Asia, Africa, the Middle East, and Latin America (including Italy, Germany, China, India, Saudi Arabia, Singapore, Thailand, United Arab Emirates, South Africa, and Mexico).

Financial information about the Company’s foreign operations and investments is included in Note 8, Summarized Financial Information of Equity Affiliates; Note 21, Income Taxes; and Note 24, Business Segment and Geographic Information, to the consolidated financial statements included under Item 8 herein. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Major Accounting Policies, and information on the Company’s exposure to currency fluctuations is included in Note 12, Financial Instruments, to the consolidated financial statements, included under Item 8 below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A below. Export sales from operations in the United States to third party customers amounted to $521.1 million, $537.3 million, and $470.2 million in fiscal years 2012, 2011, and 2010, respectively.

Technology Development

The Company pursues a market-oriented approach to technology development through research and development, engineering, and commercial development processes. It conducts research and development principally in its laboratories located in the United States (Trexlertown, Pennsylvania; Carlsbad, California; Milton, Wisconsin; and Phoenix, Arizona), Canada (Vancouver), the United Kingdom (Basingstoke and Carrington), Germany (Hamburg), the Netherlands (Utrecht), Spain (Barcelona), and Asia (Tokyo, Japan; Shanghai, China; Giheung, Korea; and Chupei and Hsinchu City, Taiwan). The Company also funds and cooperates in research and development programs conducted by a number of major universities and undertakes research work funded by others—principally the United States government.

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

Research and development expenditures were $126.4 million during fiscal year 2012, $118.8 million in fiscal year 2011, and $114.7 million in fiscal year 2010. In addition, the Company expended $45.4 million on customer-sponsored research activities during fiscal year 2012, $29.1 million in fiscal year 2011, and $23.9 million in fiscal year 2010.

As of 1 November 2012, the Company owns 950 United States patents, 3,157 foreign patents, and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

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

The amounts charged to income from continuing operations related to environmental matters totaled $44.7 million in fiscal 2012, $34.0 million in 2011, and $31.6 million in 2010. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information.

Although precise amounts are difficult to determine, the Company estimates that in fiscal years 2012 and 2011, it spent approximately $4 million and $6 million, respectively, on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated at approximately $4 million and $5 million in fiscal years 2013 and 2014, respectively. The cost of any environmental compliance generally is contractually passed through to the customer.

The Company accrues environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $87 million to a reasonably possible upper exposure of $101 million. The accrual on the consolidated balance sheet for 30 September 2012 was $87.5 million and for 30 September 2011 was $82.3 million. Actual costs to be incurred in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial condition or results of operations in any one year.

Employees

On 30 September 2012, the Company (including majority-owned subsidiaries) had approximately 21,300 employees, of whom approximately 20,900 were full-time employees and of whom approximately 13,500 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory and does not believe that the impact of any expiring or expired collective bargaining agreements will result in a material adverse impact on the Company.

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

Working Capital

The Company maintains inventory where required to facilitate the supply of products to customers on a reasonable delivery schedule. Merchant Gases inventory consists primarily of industrial, specialty gas, and crude helium inventories supplied to customers through liquid bulk and packaged gases supply modes. The Tonnage Gases inventory is primarily Polyurethane Intermediates finished goods; on-site plants and pipeline complexes have limited inventory. Electronics inventories consist primarily of bulk and packaged specialty gases and chemicals and also include inventories to support sales of equipment and services. Performance Materials inventories consist primarily of bulk and packaged performance chemical solutions. Equipment and Energy has limited inventory.

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

Executive Officers of the Company

The Company’s executive officers and their respective positions and ages on 20 November 2012 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office

M. Scott Crocco (1)	48	Vice President and Corporate Controller (became Vice President in 2008; and Corporate Controller in 2007).

Paul E. Huck (1) (A)	62	Senior Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in 2008).

Stephen J. Jones (A)	51	Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy and China President (became Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy and China President in 2011; Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy in 2009; Senior Vice President, General Counsel and Secretary in 2008).

John W. Marsland (A)	46	Senior Vice President and General Manager—Merchant Gases (became Senior Vice President and General Manager—Merchant Gases in 2012; Senior Vice President and General Manager, Electronics, Performance Materials, and Supply Chain in 2010; Vice President and General Manager—Global Liquid Bulk, Generated Gases and Helium in 2009; Vice President—Business Services in 2009; and Vice President and General Manager—Healthcare in 2007).

John E. McGlade (A)(B)(C)	58	Chairman, President, and Chief Executive Officer (became Chairman and Chief Executive Officer in 2008).

Guillermo Novo (A)	50	Senior Vice President and General Manager—Electronics, Performance Materials, Strategy and Technology (became Senior Vice President and General Manager—Electronics, Performance Materials, Strategy and Technology in 2012; Group Vice President, Dow Coating Materials at Dow Chemical Company in 2010; Vice President, Polyurethanes Business at Dow Chemical Company in 2009; and Vice President at Rohm and Haas in 2008).

Corning F. Painter (A)	50	Senior Vice President—Supply Chain (became Senior Vice President—Supply Chain in 2012; Senior Vice President—Corporate Strategy and Technology in 2011; and Vice President and General Manager, Global Electronics in 2007).

John D. Stanley (A)	54	Senior Vice President and General Counsel (became Senior Vice President and General Counsel in 2009; and Assistant General Counsel, Americas and Europe in 2007).

(A)	Member, Corporate Executive Committee
(B)	Member, Board of Directors
(C)	Member, Executive Committee of the Board of Directors
(1)	On October 19, 2012, the Company announced that Mr. Huck will retire on February 28, 2013. Mr. Crocco will succeed Mr. Huck as Chief Financial Officer and as a member of the Corporate Executive Committee.

ITEM 1A.	RISK FACTORS

In conjunction with evaluating an investment in the Company and the forward-looking information contained in this Annual Report on Form 10-K or presented elsewhere by management from time to time, you should carefully read the following risk factors. Any of the following risks could have a material adverse effect on our business, operating results, financial condition, and the actual outcome of matters as to which forward-looking statements are made. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known, are not currently believed to be significant, or are not identified below because they are common to all businesses.

Overall Economic Conditions—A return of recessionary economic conditions in certain markets in which the Company does business may decrease the demand for its goods and services and adversely impact its revenues, operating results, and cash flow.

Demand for the Company’s products and services depends in part on the general economic conditions affecting the countries and industries in which the Company does business. Recently, uncertain economic conditions in certain geographies and industries served by the Company have impacted and may in the future impact demand for the Company’s products and services, in turn negatively impacting the Company’s revenues and earnings. Unfavorable conditions can depress sales in a given market, affect our margins, constrain our operating flexibility, or result in charges which are unusual or nonrecurring. Excess capacity in the Company’s or its competitors’ manufacturing facilities could decrease the Company’s ability to maintain pricing and generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results. Our operating results in one or more segments may also be affected by uncertain or deteriorating economic conditions particularly germane to that segment or to particular customer markets within that segment.

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

A disruption in the supply of energy and raw materials, whether due to market conditions, legislative or regulatory actions, natural events, or other disruption, could prevent the Company from meeting its contractual commitments, harming its business and financial results. Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of the Company’s business. Because the Company’s industrial gas facilities use substantial amounts of electricity, energy price fluctuations could materially impact the Company’s revenues and earnings. Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and synthesis gas. Helium is a by-product of natural gas production. Lower natural gas production due to further deterioration in natural gas prices or other factors, such as supplier operating issues, could further reduce crude helium available for the Company to process for resale to its customers, reducing its sales. The Electronics and Performance Materials segment uses a wide variety of raw materials, including alcohols, ethyleneamines, cyclohexylamine, acrylonitriles, and glycols. Shortages or price escalation in these materials could negatively impact financial results.

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

Some of the Company’s operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (GHG). These include existing and expanding coverage under the European Union (EU) Emissions Trading Scheme (ETS); mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in Ontario, Canada and South Korea. In addition, the U.S. Environmental Protection Agency is regulating GHG emissions for new construction and major modifications to existing facilities. As of 1 January 2013, The Company’s hydrogen production facilities in California and the EU will begin their compliance obligation under California’s AB32 cap and trade program and Phase 3 EU ETS, respectively; however, these facilities have contractual terms to enable cost recovery.

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

Our developing market operations may be subject to greater political, legal, and economic risks than those faced by our operations in mature economies. We expect to achieve our long-term financial goals, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. Our success will depend, in part, on our ability to manage the risks inherent in operating in a developing market, including unfamiliar regulatory environments, new relationships with local partners, and tailoring products for acceptance by local markets.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs.

Achieving our long-term profitability and return goals depends significantly on our efforts to control or reduce our operating costs. Because many of our costs are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. Such initiatives are important to our success. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our financial results could be adversely impacted.

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

At 30 September 2012, the Company had total consolidated debt of $5,291.9 million, of which $1,007.7 million will mature in the next twelve months. The Company expects to continue to incur indebtedness to fund new projects and replace maturing debt. Although the Company actively manages its interest rate risk through the use of derivatives and diversified debt obligations, not all borrowings at variable rates are hedged, and new debt will be priced at market rates. If interest rates increase, the Company’s interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, capital expenditures, acquisitions, and other purposes. In addition, changes by any rating agency to the Company’s outlook or credit ratings could increase the Company’s cost of borrowing. For a more detailed discussion of interest rate risk, see Item 7A, below.

Pension Liabilities—The Company’s results of operations and financial condition could be negatively impacted by its pension plans.

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

We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency. Our information technology capabilities are delivered through a combination of internal and outsourced service providers. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our intellectual property through security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. The Company’s systems have in the past been and likely will in the future be subject to hacking attempts. To date, the Company is not aware of any impact on its operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets and have a material adverse effect on our business, financial condition, or results of operations.

The Company’s business involves the use, storage, and transmission of information about its employees, vendors, and customers. The protection of such information, as well as the Company’s information, is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. The Company has established policies and procedures to help protect the security and privacy of this information. The Company also, from time to time, exports sensitive customer data and technical information to recipients outside the U.S. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information; could result in litigation and potential liability for us; could damage our reputation; or could otherwise harm our business.

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

Sustaining and growing the Company’s business depends on the recruitment, development, and retention of qualified employees. Demographic trends, shortages in certain skills and changes in the geographic concentration of global businesses have created more competition for talent. The inability to attract, develop, or retain quality employees could negatively impact the Company’s ability to take on new projects and sustain its operations, which might adversely affect the Company’s operations or its ability to grow.

New Technologies—New technologies create performance risks that could impact our financial results or reputation.

A number of new technologies and new product offerings are being developed or implemented in commercial designs by the Company. Some of our existing technologies are being implemented in products and designs beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted or unintended consequences of new designs or uses could lead to cost overruns, project delays, financial penalties, or damage to our reputation.

Acquisitions—The inability to effectively integrate acquisitions could adversely impact the Company’s financial position and results of operation.

The Company has recently made and expects to continue to evaluate potential strategic acquisitions. Integrating an acquired company, business, or group of assets may create unforeseen operating difficulties and expenditures and may require significant financial and other resources. Risks include:

•	The need to implement or remediate controls, procedures, and policies at acquired companies or operations;

•	The need to integrate operations and accounting, management information, human resource, and other administrative systems;

•	Failure to achieve targeted synergies;

•	Failure of acquired businesses to grow as expected; and

•	Inability to retain key employees and business relationships of acquired companies.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Commission staff that remain unresolved.

ITEM 2.	PROPERTIES

We own our principal administrative offices, which are located at our headquarters in Trexlertown, Pennsylvania. We also own administrative offices in Hersham, England; Santiago, Chile; and Giheung, Korea and lease administrative offices located in Ontario, Canada; Crewe, U.K.; Brussels, Belgium; Paris, France; Barcelona and Madrid, Spain; Rotterdam and Amsterdam, the Netherlands; Bochum, Germany; Moscow, Russia; Warsaw, Poland; São Paulo, Brazil; Shanghai, China; Taipei, Taiwan; Kuala Lumpur, Malaysia; Kawasaki, Japan; Seoul, Korea; and Singapore.

Following is a description of the properties used by our four business segments. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained.

Merchant Gases

Merchant Gases currently operates over 160 production and distribution facilities in North and South America (over 45 sites are owned and the remainder are leased); over 150 sites in Europe and Middle East (over 50 sites are owned and the remainder are leased); and 67 facilities within Asia (8 sites are owned). Helium is processed at sites in Kansas and Texas and then distributed to/from transfill sites in the U.S. Canada, Europe, and Asia. Sales support offices are located at our global office centers above, at additional leased properties in the U.S. and Canada, and at regional production plant sites in Europe and Asia. Research and development (R&D) activities for this segment are conducted in Trexlertown, Pennsylvania; Basingstoke and Carrington in the UK; newly acquired sites in British Columbia, Canada; and a leased site in Shanghai, China.

Additionally, through our recently acquired controlling interest in Indura S.A., we operate at over 160 properties in the South American countries of Argentina, Chile, Colombia, Ecuador and Peru.

Tonnage Gases

Tonnage Gases operates over 65 plants (10 are owned) in North and South America that produce over 300 standard tons per day of product. Over 40 of these facilities produce or recover hydrogen. Many of the hydrogen facilities support the major pipeline systems located in Los Angeles, California; in Alberta, Canada; and along the Gulf Coast through the newly commissioned Gulf Coast Connection Pipeline, which interconnects the Texas and Louisiana pipeline networks. The segment also operates over 25 tonnage plants in Europe and over 20 tonnage plants within Asia. The majority of the sites in this segment are under structured long-term leasehold type agreements. Sales support offices are located at our headquarters in Trexlertown, Pennsylvania and leased offices in Texas, Louisiana, California, and Calgary, Alberta in North America, as well as in Hersham, England; Rotterdam, the Netherlands; Moscow, Russia; Shanghai, China; Singapore; and Doha, Qatar.

Electronics and Performance Materials

The electronics business within the Electronics and Performance Materials segment produces, packages, and stores nitrogen, specialty gases, and electronic chemicals, and manufactures equipment at over 40 sites in the United States (9 of which are owned and over 20 of which are located on customer sites), eight facilities in Europe and Middle East, over 55 facilities in Asia (approximately half of which are located on customer sites), and two in the Middle East.

The Performance Materials portion of this segment operates facilities in Los Angeles, California; Calvert City, Kentucky; Wichita, Kansas; Milton, Wisconsin; Reserve, Louisiana; Clayton, England; Marl and Schluechtern, Germany; Singapore; Isehara, Japan; and Changzhou and Nanjing, China. Approximately 60% of the Performance Materials facility sites are owned.

This segment has 5 field sales offices in the United States as well as sales offices in Europe, Taiwan, Korea, Japan, Singapore, and China, the majority of which are leased. The segment conducts R&D related activities at 11 locations worldwide, including Trexlertown, Pennsylvania; Carlsbad, California; Tempe, Arizona; Utrecht, the Netherlands; at 3 sites in Germany; Chubei and Hsin Chu, Taiwan; Shanghai, China; and Kawasaki, Japan.

Equipment and Energy

Equipment and Energy operates seven equipment facilities in the U.S., one equipment facility in Europe and two in Asia. We manufacture a significant portion of the world’s supply of LNG equipment at our Wilkes-Barre, Pennsylvania site. Air separation columns and cold boxes for Company-owned facilities and third-party sales are produced by operations in Caojing, China and Tanjung Langsat, Malaysia as well as in the Wilkes-Barre facility when capacity is available. The Company has announced plans to expand its LNG manufacturing capacity with the construction of a new facility at the Port of Manatee, Florida.

Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in eastern Pennsylvania; Liberal, Kansas; and Istres, France. Equipment commercial team members are located at offices in Trexlertown and Bethlehem, Pennsylvania; Hersham, England; Pune, India; and Shanghai, China.

Electric power is produced at various facilities globally, including a 47.9% interest in a gas-fueled power generation facility in Thailand. Flue gas desulfurization operations are conducted at the Pure Air facility in Chesterton, Indiana. The Company has announced plans to construct a waste-to-energy facility in Tees Valley, U.K. The Company or its affiliates own approximately 50% of the real estate in this segment and lease the remaining 50%.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are involved in various legal proceedings, including contract, product liability, intellectual property, and insurance matters. Although litigation with respect to these matters is routine and incidental to the conduct of our business, such litigation could result in large monetary awards, especially if a civil jury is allowed to determine compensatory and/or punitive damages. However, we believe that litigation currently pending to which we are a party will be resolved without any material adverse effect on our financial position, earnings, or cash flows.

From time to time, we are also involved in proceedings, investigations, and audits involving governmental authorities in connection with environmental, health, safety, competition, and tax matters.

The Company is a party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 35 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current or former manufacturing sites. We do not expect that any sums we may have to pay in connection with these matters would have a material adverse effect on our consolidated financial position. Additional information on the Company’s environmental exposure is included under “Narrative Description of the Company’s Business Generally—Environmental Controls.”

In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $88 million at 30 September 2012) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of the Company’s total revenue in Brazil in 2003.

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

While we do not expect that any sums we may have to pay in connection with these or any other legal proceeding would have a material adverse effect on our consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

ITEM 4.	NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly Stock Information

2012	High	Low	Close	Dividend
First	$90.20	$72.26	$85.19	$0.58
Second	92.48	85.60	91.80	0.64
Third	92.79	76.11	80.73	0.64
Fourth	85.83	77.21	82.70	0.64
				$2.50

2011	High	Low	Close	Dividend
First	$91.39	$80.90	$90.95	$0.49
Second	95.00	83.22	90.18	0.58
Third	96.00	89.18	95.58	0.58
Fourth	98.00	74.58	76.37	0.58
				$2.23

The Company has authority to issue 25,000,000 shares of preferred stock in series. The Board of Directors is authorized to designate the series and to fix the relative voting, dividend, conversion, liquidation, redemption, and other rights, preferences, and limitations. When preferred stock is issued, holders of Common Stock are subject to the dividend and liquidation preferences and other prior rights of the preferred stock. There currently is no preferred stock outstanding. Our transfer agent and registrar is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8124 (all other locations); Internet website www.amstock.com; and e-mail address info@amstock.com. As of 31 October 2012, there were 7,494 record holders of our common stock.

Purchases of Equity Securities by the Issuer

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During fiscal year 2012, we purchased .6 million of our outstanding shares at a cost of $53.1 million. No purchases were made during the fourth quarter of 2012. At 30 September 2012, $946.9 million in share repurchase authorization remains.

Performance Graph

The performance graph below compares the five-year cumulative returns of the Company’s common stock with those of the Standard & Poor’s 500 and Dow Jones Chemicals Composite Indices. The figures assume an initial investment of $100 and the reinvestment of all dividends.

COMPARISON OF FIVE YEAR CUMULATIVE SHAREHOLDER RETURN

Air Products, S&P 500, and Chemicals Composite Indices

Comparative Growth of a $100 Investment

(Assumes Reinvestment of All Dividends)

ITEM 6.	SELECTED FINANCIAL DATA

Information has been restated for the impact of discontinued operations.

(Millions of dollars, except per share)	2012	2011	2010	2009	2008
Operating Results
Sales	$9,612	$9,674	$8,616	$7,847	$9,978
Cost of sales	7,052	7,098	6,289	5,819	7,458
Selling and administrative	947	942	887	882	1,020
Research and development	126	119	115	116	131
Business restructuring and cost reduction plans	327	—	—	298	—
Gain on previously held equity interest	86	—	—	—	—
Net loss on Airgas transaction	—	49	96	—	—
Operating income	1,282	1,508	1,268	724	1,366
Equity affiliates’ income	154	154	127	112	145
Interest expense	124	116	122	122	162
Income tax provision	287	375	306	149	327
Income from continuing operations attributable to Air Products	999	1,134	942	554	999
Net income attributable to Air Products	1,167	1,224	1,029	631	910
Basic earnings per common share attributable to Air Products:
Income from continuing operations	4.73	5.33	4.44	2.64	4.71
Net income	5.53	5.75	4.85	3.01	4.29
Diluted earnings per common share attributable to Air Products:
Income from continuing operations	4.66	5.22	4.34	2.59	4.56
Net income	5.44	5.63	4.74	2.96	4.15
Year-End Financial Position
Plant and equipment, at cost	$18,046	$16,859	$15,934	$15,387	$14,636
Total assets	16,942	14,291	13,506	13,029	12,571
Working capital	726	848	790	494	636
Total debt (A)	5,292	4,562	4,128	4,500	3,959
Air Products shareholders’ equity	6,477	5,796	5,547	4,792	5,031
Total equity	6,623	5,939	5,698	4,930	5,167
Financial Ratios
Return on average Air Products shareholders’ equity (B)	16.1%	19.4%	18.2%	11.5%	18.3%
Operating margin	13.3%	15.6%	14.7%	9.2%	13.7%
Selling and administrative as a percentage of sales	9.9%	9.7%	10.3%	11.2%	10.2%
Total debt to sum of total debt and total equity (A)	44.4%	43.4%	42.0%	47.7%	43.4%
Other Data
Depreciation and amortization	$841	$834	$827	$807	$833
Capital expenditures on a GAAP basis (C)	2,560	1,366	1,092	1,194	1,114
Capital expenditures on a non-GAAP basis (C)	2,778	1,539	1,256	1,433	1,290
Cash provided by operating activities	1,765	1,710	1,485	1,286	1,634
Cash used for investing activities	2,435	1,170	1,014	998	875
Cash provided by (used for) financing activities	(78)	(485)	(580)	101	(977)
Dividends declared per common share	2.50	2.23	1.92	1.79	1.70
Market price range per common share	93–72	98–75	85–64	81–41	106–65
Weighted average common shares outstanding (in millions)	211	213	212	210	212
Weighted average common shares outstanding assuming dilution (in millions)	215	218	217	214	219
Book value per common share at year-end	$30.48	$27.57	$25.94	$22.68	$23.70
Shareholders at year-end	7,500	7,900	8,300	8,600	8,900
Employees at year-end (D)	21,300	18,900	18,300	18,900	21,100

(A)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the year.

(B)	Calculated using income from continuing operations attributable to Air Products and five-quarter average Air Products shareholders’ equity.

(C)

Capital expenditures on a GAAP basis include additions to plant and equipment, investment in and advances to unconsolidated affiliates, and acquisitions. The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the consolidated statement of cash flows. Refer to page 29 for a reconciliation of the GAAP to non-GAAP measure for 2012, 2011, and 2010. For 2009 and 2008, the GAAP measure was adjusted by $196 and $239, respectively for spending associated with facilities accounted for as capital leases.

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

The discussion of results that follows includes comparisons to non-GAAP financial measures. In 2012, the non-GAAP measures exclude the photovoltaic (PV) market actions charge, the polyurethane intermediates (PUI) business actions charge, the cost reduction plan charge, the customer bankruptcy charge, the gain on the previously held equity interest in DuPont Air Products NanoMaterials LLC (DA NanoMaterials), the Spanish tax settlement, and the Spanish tax ruling. These non-GAAP measures exclude the net loss on Airgas transaction in 2011 and 2010. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 29-30.

BUSINESS OVERVIEW

Air Products and Chemicals, Inc. and its subsidiaries serve energy, electronics, chemicals, steel, and manufacturing customers globally with a unique portfolio of products, services, and solutions that include atmospheric, process and specialty gases; performance materials; equipment; and technology. Geographically diverse, with operations in over 50 countries, we have sales of $9.6 billion, assets of $16.9 billion, and a worldwide workforce of approximately 21,300 employees.

We organize our operations into four reportable business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

2012 IN SUMMARY

In 2012, the global economy proved to be more challenging than we expected and we did not see the anticipated economic growth we forecasted for the second half of the fiscal year. Global manufacturing grew approximately 3% for the year and limited the opportunities for growth, particularly in our Merchant Gases and Electronics and Performance Materials segments. Underlying volume growth was modest, and overall, sales declined by 1% resulting from a stronger dollar and lower energy cost pass-through partially offset by acquisitions. Our operating income declined 1% versus the prior year.

In response to the current and forecasted economic environment, we took a number of important steps to position our global portfolio for future success. In Europe, we sold our homecare business and implemented a restructuring program to better align our cost structure with the slower economy. We took actions to exit our polyurethane intermediates business and restructured our photovoltaic business to reflect current market conditions. Additionally, we executed on acquisition opportunities to support our growth strategies. In the Merchant segment, we acquired a controlling stake in Indura S.A., the largest independent gas company in Latin America. We also purchased a 25% position in Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG), the largest industrial gas company in Saudi Arabia. Finally, in Electronics, we purchased the remaining 50% share of our DA NanoMaterials joint venture.

Highlights for 2012

•	Sales of $9,611.7 decreased 1%, or $62.0, as unfavorable currency and lower energy raw material contractual cost pass-through to customers were partially offset by higher volumes and acquisitions.

•

Operating income of $1,282.4 decreased 15%, or $225.7. On a non-GAAP basis, operating income of $1,533.7 decreased 1%, or $22.9, with positive impacts from new plants onstream in the Tonnage segment offset by weaker Merchant, Electronics and Performance Materials and Equipment volumes. Unfavorable impacts from a stronger dollar were partially offset by cost productivity, improved pricing, and the impact of acquisitions.

•

Income from continuing operations of $999.2 decreased 12%, or $135.1, and diluted earnings per share from continuing operations of $4.66 decreased 11%, or $.56. On a non-GAAP basis, income from continuing operations of $1,158.6 decreased 1%, or $7.3, and diluted earnings per share from continuing operations of $5.40 increased 1%, or $.04. A summary table of changes in diluted earnings per share is presented below.

•

Capital spending was $2,559.8 for the year ended 30 September 2012. On a non-GAAP basis, capital spending of $2,778.3 increased 80%, primarily from the acquisition of Indura S.A and the construction of new plants under contract with customers, primarily in the Tonnage Gases segment.

•

We purchased .6 million of our outstanding shares at a cost of $53.1 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 30 September 2012, $946.9 in share repurchase authorization remains.

•	We increased our quarterly dividend from $.58 to $.64 per share. This represents the 30th consecutive year that we have increased our dividend payment.

For a discussion of the challenges, risks, and opportunities on which management is focused, refer to our 2013 Outlook discussions provided on page 20 in the Management’s Discussion and Analysis that follows.

Changes in Diluted Earnings per Share Attributable to Air Products

	2012	2011	Increase (Decrease)
Diluted Earnings per Share
Net income	$5.44	$5.63	$(.19)
Income from discontinued operations	.78	.41	.37
Income from Continuing Operations—GAAP Basis	$4.66	$5.22	$(.56)
PV market actions	.59	—	.59
Cost reduction plan	.28	—	.28
PUI business actions	.16	—	.16
Customer bankruptcy	.03	—	.03
Gain on previously held equity interest	(.25)	—	(.25)
Q1 Spanish tax settlement	.20	—	.20
Q2 Spanish tax ruling	(.27)	—	(.27)
Net loss on Airgas transaction	—	.14	(.14)
Income from Continuing Operations—Non-GAAP Basis	$5.40	$5.36	$ .04
Operating income (after-tax)
Underlying business
Volume/acquisitions			(.14)
Price/raw materials			.05
Costs			.11
Currency			(.10)
Operating Income			(.08)

Other (after-tax)
Interest expense			(.03)
Income tax rate			.03
Noncontrolling interests			.05
Average shares outstanding			.07
Other			.12
Total Change in Diluted Earnings per Share from Continuing Operations—Non-GAAP Basis			$ .04

2013 OUTLOOK

Our 2013 outlook for economic growth is based on the current lack of momentum we have experienced in the second half of 2012. We believe global economic growth in the regions in which we operate will again be modest in 2013 with a range from 2%–4%. We expect that the U.S. will continue to grow between 2%–4%. We do not anticipate any meaningful growth in Europe in the near future. In Asia, we expect below trend growth from 3%–5% as exports to other regions are slow. In South America, we expect growth of 2%–4%.

We anticipate higher earnings in 2013 from new plant onstreams and from the loading of existing assets but recognize that this factor will be most influenced by the economy. We also anticipate higher earnings from our acquisition of Indura S.A. These gains will be partially offset by higher pension expense as a result of a decline in interest rates. We also expect lower earnings in 2013 as a result of restructuring our PUI business, unfavorable currency impacts, and a higher effective tax rate. We are focused on increasing productivity and managing costs in this challenging economic environment. The cost reduction actions implemented in 2012 should provide benefits in 2013 and beyond.

Outlook by Segment

•

In Merchant Gases, volume growth will continue to be influenced by the economy. We have available capacity in each region and will continue to utilize new applications to drive growth. We expect the business to benefit from the 2012 cost reduction actions in Europe. Results should also benefit from the acquisition of Indura S.A.

•	Tonnage Gases is expected to benefit from new plant onstreams in 2012 and 2013. These plants are supported by long-term take-or-pay contracts.

•

We are hopeful that Electronics growth will begin to rebound in 2013 following a weak 2012. Overall, we expect silicon growth of 4%–6% in 2013. For Performance Materials, we anticipate typical seasonality in the first quarter of 2013 with volume growth limited until economic activity increases.

•	Equipment and Energy results are expected to improve due to higher activity in our LNG equipment business.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	2012	2011	2010
Sales	$9,611.7	$9,673.7	$8,616.1
Operating income—GAAP Basis	1,282.4	1,508.1	1,267.7
Operating income—Non-GAAP Basis	1,533.7	1,556.6	1,363.7
Operating margin—GAAP Basis	13.3%	15.6%	14.7%
Operating margin—Non-GAAP Basis	16.0%	16.1%	15.8%
Equity affiliates’ income	153.8	154.3	126.9

Sales	% Change from Prior Year
	2012	2011
Underlying business
Volume	1%	8%
Price	—%	2%
Acquisitions	2%	—%
Energy and raw material cost pass-through	(2)%	—%
Currency	(2)%	2%
Total Consolidated Change	(1)%	12%

2012 vs. 2011

Sales of $9,611.7 decreased 1%, or $62.0. Underlying business increased 1%, primarily due to higher volumes in our Tonnage Gases segment, which were partially offset by lower volumes in the Merchant Gases segment, particularly in Europe. Acquisitions increased sales by 2%. Lower energy and raw material contractual cost pass-through to customers and currency both decreased sales by 2%.

2011 vs. 2010

Sales of $9,673.7 increased 12%, or $1,057.6. Underlying business increased 10%, with volumes up 8% and price up 2%. Volumes grew primarily from strong performance in the Electronics and Performance Materials segment, new investments and contracts in the Tonnage Gases segment, and growth in Asia in the Merchant Gases segment. Currency favorably impacted sales 2%.

Operating Income

2012 vs. 2011

Operating income of $1,282.4 decreased 15%, or $225.7. On a non-GAAP basis, operating income of $1,533.7 decreased 1%, or $22.9. The decrease was primarily due to unfavorable volumes, including acquisitions, of $39 and unfavorable currency translation and foreign exchange impacts of $30, partially offset by lower costs of $31 and higher recovery of raw material costs in pricing of $15. The decrease in volumes was primarily from lower Merchant Gases volumes and unfavorable volume mix due to lower LNG plant sales. On a GAAP basis, current year operating income includes a charge of $327.4 for business restructuring and cost reduction plans, a $9.8 charge for a customer bankruptcy, and the gain on the previously held equity interest in DA NanoMaterials of $85.9. The prior year operating income includes a $48.5 net loss related to the Airgas transaction.

2011 vs. 2010

Operating income of $1,508.1 increased 19%, or $240.4. On a non-GAAP basis, operating income of $1,556.6 increased 14%, or $192.9. Underlying business increased $171, primarily from higher volumes in all segments and higher recovery of raw material costs in pricing, partially offset by higher operating costs. Favorable currency translation and foreign exchange impacts increased operating income by $22. On a GAAP basis, operating income in 2011 includes a $48.5 net loss related to the Airgas transaction. 2010 included a $96.0 net loss related to the Airgas transaction.

Equity Affiliates’ Income

2012 vs. 2011

Income from equity affiliates of $153.8 decreased $.5.

2011 vs. 2010

Income from equity affiliates of $154.3 increased $27.4, or 22%. The increase was primarily due to higher volumes and price, and favorable currency and foreign exchange.

Selling and Administrative Expense (S&A)

2012 vs. 2011

S&A expense of $946.8 increased $5.1, or 1%, primarily due to acquisitions and inflation, partially offset by lower incentive compensation costs and favorable currency. S&A as a percent of sales increased to 9.9% from 9.7%.

2011 vs. 2010

S&A expense of $941.7 increased $55.1, or 6%, primarily due to unfavorable currency, inflation, and higher pension expense. S&A as a percent of sales decreased to 9.7% from 10.3%.

Research and Development (R&D)

2012 vs. 2011

R&D expense of $126.4 increased 6%, or $7.6, primarily due to the DA NanoMaterials acquisition. R&D as a percent of sales increased to 1.3% from 1.2%.

2011 vs. 2010

R&D expense of $118.8 increased 4%, or $4.1, primarily due to increased spending in the Energy business. R&D as a percent of sales decreased to 1.2% from 1.3%.

Business Restructuring and Cost Reduction Plans

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics and European Merchant businesses. The net loss is reflected on the consolidated income statements as “Business Restructuring and Cost Reduction Plans.” The charges for these plans are excluded from segment operating income.

During the second quarter of 2012, we recorded an expense of $86.8 ($60.6 after-tax, or $.28 per share) for actions to remove stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and actions we are taking to right size our European cost structure in light of the challenging economic outlook. This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions and $6.0 for the write-down of certain assets. The charge relates to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials. The planned actions are expected to be completed by the end of the second quarter of fiscal year 2013. By the end of 2013, we expect these actions to provide approximately $60 in annual savings.

During the fourth quarter of 2012, we completed actions in the Polyurethane Intermediates (PUI) business to improve costs resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share). We sold certain assets and the rights to a supply contract for $32.7 in cash at closing. A supply arrangement with terms at fair market value was established with the buyer to serve the retained product supply contracts so that our PUI production facility in Pasadena, Texas could permanently close. In connection with these actions, we recognized an expense of $26.6 for the net book value of assets sold and those committed to be disposed of other than by sale. The remaining charge was primarily related to contract terminations and an environmental liability. The PUI facility will be dismantled, with completion expected in fiscal year 2013. The costs to dismantle will be expensed as incurred and reflected in continuing operations in the Tonnage Gases business segment. Since we will have material ongoing involvement with the business through retained PUI product supply contracts, the results of this business will continue to be reflected in continuing operations in the Tonnage Gases Segment.

During the fourth quarter of 2012, we completed an assessment of our position in the photovoltaic (PV) market resulting in $186.0 of expense ($127.0 after-tax, or $.59 per share) primarily related to the Electronics and Performance Materials business segment. Air Products supplies the PV market with both bulk and onsite supply of gases including silane. The PV market has not developed as expected and as a result, the market capacity to produce silane is expected to exceed demand for the foreseeable future. As a result, we have entered into negotiations to terminate a long-term, take-or-pay contract. We recorded a charge of $93.5 for an offer that we made to terminate the contract. Although a settlement could differ from this amount, we do not expect it to be material to our financial position. It is uncertain when, or if, a settlement will be reached. The remaining charge was recorded in connection with the expected loss on purchase commitments, the disposal of certain assets serving PV and Electronics customers, the write-down of inventory to its net realizable value, and the write-down of accounts receivable.

Refer to Note 4, Business Restructuring and Cost Reduction Plans, and Note 13, Fair Value Measurements, to the consolidated financial statements for additional details on these actions.

Business Combinations

Indura S.A.

On 1 July 2012, we acquired a 51.8% controlling equity interest in the outstanding shares of Indura S.A. from the majority shareholder. On 3 July 2012, we acquired an additional 13.0% equity interest from other shareholders. Following the acquisition date, 100% of the Indura S.A. results are consolidated in our financial statements. The portion of the business that is not owned by the Company is recorded as noncontrolling interests. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests.

The acquisition of Indura S.A. was accounted for as a business combination. The results of Indura S.A. have been consolidated within our Merchant Gases business segment. For the year ended 30 September 2012, our Merchant Gases business segment includes Indura S.A. revenues of $140.0 and operating income of $8.4, which is net of acquisition related costs we incurred of $6.5. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on this transaction.

DA NanoMaterials LLC

On 2 April 2012, we closed on the acquisition agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture DA NanoMaterials. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The year ended 30 September 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on this transaction.

Net Loss on Airgas Transaction

For the year ended 30 September 2011, $48.5 ($31.6 after-tax, or $.14 per share) in net loss was recognized related to the Airgas transaction. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for additional details.

Customer Bankruptcy

As a result of events which occurred during the fourth quarter of 2012, we recognized a charge of $9.8 ($6.1 after-tax, or $.03 per share) primarily related to the write-off of onsite assets due to a customer bankruptcy and mill shutdown. The customer, which primarily received products from the Tonnage Gases segment, filed for bankruptcy in May 2012 and announced the mill shutdown in August 2012. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. We do not expect to recognize additional charges related to this customer.

In April 2010, one of our customers emerged from bankruptcy proceedings. We received a final settlement in the amount of $22.4, of which $16.0 was applied against the remaining outstanding receivables. Income of $6.4 ($4.0 after-tax, or $.02 per share) was recognized for the recovery of certain receivables that had been previously written off.

Pension Settlement

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. We recognize pension settlements when payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. A settlement loss is recognized when the pension obligation is settled. We recognized $11.5 of settlement charges in 2010.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities. The detail of other income is presented in Note 22, Supplemental Information, to the consolidated financial statements.

2012 vs. 2011

Other income of $47.1 increased $5.4, primarily due to favorable foreign exchange and reimbursements from government grants for expense, partially offset by lower gains from the sale of assets. Otherwise, no individual items were significant in comparison to the prior year.

2011 vs. 2010

Other income of $41.7 decreased $1.2, primarily due to unfavorable foreign exchange, offset mainly by reimbursements from government grants for expenses. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	2012	2011	2010
Interest incurred	$153.9	$138.2	$136.2
Less: Capitalized interest	30.2	22.7	14.3
Interest Expense	$123.7	$115.5	$121.9

2012 vs. 2011

Interest incurred increased $15.7. The increase was driven primarily by a higher average debt balance and debt issuance costs related to the Indura S.A. acquisition, partially offset by the impact of a stronger dollar on the translation of foreign currency interest. The change in capitalized interest was driven by an increase in project spending which qualified for capitalization.

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

2012 vs. 2011

On a GAAP basis, the effective tax rate was 21.9% and 24.3% in 2012 and 2011, respectively. The current year rate includes reductions in income tax expense of $105.0 related to the business restructuring and cost reduction plans, $58.3 related to the second quarter Spanish tax ruling, and $3.7 related to the customer bankruptcy charge, offset by an increase to income tax expense of $43.8 related to the first quarter Spanish tax settlement and $31.3 related to the gain on the previously held equity interest in DA NanoMaterials. Refer to Note 4, Business Restructuring and Cost Reduction Plans; Note 5, Business Combinations; Note 21, Income Taxes; and Note 22, Supplemental Information, to the consolidated financial statements for details on these transactions. The prior year rate includes a reduction in income tax expense of $16.9 related to the Airgas transaction. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for details on this transaction. On a non-GAAP basis, the effective tax rate was 24.2% and 24.6% in 2012 and 2011, respectively.

2011 vs. 2010

On a GAAP basis, the effective tax rate was 24.3% and 24.0% in 2011 and 2010, respectively. The tax rate included reductions in income tax expense of $16.9 and $35.9 for the Airgas transaction in 2011 and 2010, respectively. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for details on this transaction. On a non-GAAP basis, the effective tax rate was 24.6% and 25.0% in 2011 and 2010, respectively.

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

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We hope to close on the sale of this business before the end of calendar year 2012. In the third quarter of 2012, we recorded an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods, dependent upon the timing and method of ultimate disposition.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details on this transaction.

Net Income

2012 vs. 2011

Net income was $1,167.3, compared to $1,224.2, and diluted earnings per share was $5.44, compared to $5.63. On a non-GAAP basis, net income was $1,326.7, compared to $1,255.8, and diluted earnings per share was $6.18, compared to $5.77.

2011 vs. 2010

Net income was $1,224.2 compared to $1,029.1, and diluted earnings per share was $5.63 compared to $4.74. On a non-GAAP basis, net income was $1,255.8 compared to $1,089.2, and diluted earnings per share was $5.77 compared to $5.02.

Segment Analysis

Merchant Gases

	2012	2011	2010
Sales	$3,662.4	$3,664.9	$3,308.4
Operating income	644.0	668.9	632.2
Operating margin	17.6%	18.3%	19.1%
Equity affiliates’ income	137.1	134.6	104.3

Merchant Gases Sales

	% Change from Prior Year
	2012	2011
Underlying business
Volume	(2)%	6%
Price	1%	2%
Acquisitions	4%	—%
Currency	(3)%	3%
Total Merchant Gases Sales Change	—%	11%

2012 vs. 2011

Underlying sales decreased 1% due to lower volumes of 2% and higher pricing of 1%. Volumes decreased due to lower demand in North America and Europe. The acquisition of Indura S.A. had a favorable impact on sales of 4%. Currency had an unfavorable impact on sales of 3%.

In the U.S. and Canada, sales decreased 1%, with volumes down 2% and price up 1%. Volumes were down due to declines in argon and helium volumes from limitations in supply. In Europe, sales decreased 8%, with unfavorable currency impacts of 6%, and volumes were down 4%, partially offset by higher price of 2%. Volumes were down primarily due to overall economic weakness in the region. In Asia, sales increased 2% due to higher volumes of 1% and higher pricing of 1%.

Merchant Gases Operating Income and Margin

Operating income decreased 4%, primarily due to lower volumes, including acquisitions, of $47 and unfavorable currency of $15, partially offset by higher recovery of raw material costs in pricing of $23 and lower operating costs of $14. Operating margin decreased 70 basis points (bp) from prior year, primarily due to lower volumes and the impact of the Indura S.A. acquisition.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $137.1 increased $2.5, primarily as a result of improved performance in our Mexican equity affiliate.

2011 vs. 2010

Sales of $3,664.9 increased by 11%, or $356.5. Underlying sales increased 8% due to higher volumes of 6% and improved pricing of 2%. Volumes increased due to strong growth in Asia and modest growth in the U.S. and Europe. Currency had a favorable impact of 3% on sales.

In the U.S. and Canada, sales increased 5%, with pricing up 3% and volumes up 2%. The increase in volumes was primarily driven by growth in liquid oxygen and liquid nitrogen. Pricing increased across all product lines. In Europe, sales increased 7%, with 4% from higher volumes and 3% from favorable currency impacts. The volume increase was primarily due to stronger liquid/bulk growth and modest packaged gas improvement. In Asia, sales increased 29%, with volumes up 18%, a favorable currency impact of 6%, and pricing up 5%. Volumes increased on strength across all products.

Merchant Gases Operating Income and Margin

Operating income of $668.9 increased 6%, or $36.7. Operating income increased primarily due to higher volumes of $74 and favorable currency of $18, and higher recovery of raw material costs in pricing of $3, partially offset by higher operating costs of $59. Operating margin decreased 80 bp from prior year, primarily due to higher operating, maintenance, and distribution costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $134.6 increased 29%, or $30.3. The increase was primarily due to higher volumes of $15, higher price of $7 and favorable currency and foreign exchange of $8.

Tonnage Gases

	2012	2011	2010
Sales	$3,206.7	$3,316.7	$2,930.8
Operating income	512.0	503.1	444.2
Operating margin	16.0%	15.2%	15.2%

Tonnage Gases Sales

	% Change from Prior Year
	2012	2011
Underlying business
Volume	5%	11%
Energy and raw material cost pass-through	(7)%	1%
Currency	(1)%	1%
Total Tonnage Gases Sales Change	(3)%	13%

2012 vs. 2011

Volumes increased 5%, driven by improvement in existing customer loadings and new plants. Lower natural gas prices resulted in lower energy and raw material contractual cost pass-through to customers, decreasing sales by 7%. Currency unfavorably impacted sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income increased as higher volumes of $33 were partially offset by higher costs of $17 and unfavorable currency of $7. Operating margin increased 80 bp from prior year, primarily due to higher volumes.

2011 vs. 2010

Sales of $3,316.7 increased 13%, or $385.9. Volumes increased 11%, driven by new projects and improvement in existing customer loadings. Currency and energy and raw material contractual cost pass-through to customers each increased sales 1%.

Tonnage Gases Operating Income and Margin

Operating income of $503.1 increased 13%, or $58.9. The increase was due to higher volumes of $52, primarily due to new plants brought onstream over the last twelve months, and favorable currency of $7. Operating margin remained steady at 15.2%.

Electronics and Performance Materials

	2012	2011	2010
Sales	$2,322.5	$2,291.5	$1,904.7
Operating income—GAAP basis	425.6	361.1	251.8
Operating income—Non-GAAP basis	339.7	361.1	251.8
Operating margin—GAAP basis	18.3%	15.8%	13.2%
Operating margin—Non-GAAP basis	14.6%	15.8%	13.2%

Electronics and Performance Materials Sales

	% Change from Prior Year
	2012	2011
Underlying business
Volume	(1)%	15%
Price	—%	3%
Acquisitions	3%	—%
Currency	(1)%	2%
Total Electronics and Performance Materials Sales Change	1%	20%

2012 vs. 2011

Sales increased 1% as acquisitions of 3% were partially offset by lower volumes of 1% and unfavorable currency of 1%. Electronics sales increased 3% as the acquisition of DA NanoMaterials was partially offset by lower volumes of 2% and unfavorable currency of 1%. Performance Materials sales decreased 1% as lower pricing of 1% and unfavorable currency of 1% were partially offset by higher volumes of 1%.

Electronics and Performance Materials Operating Income and Margin

Operating income of $425.6 increased 18%, or $64.5, and operating margin of 18.3% increased 250 bp. On a non-GAAP basis, operating income of $339.7 decreased 6%, or $21.4, primarily from unfavorable currency of $17 and lower recovery of raw material costs in pricing of $8, partially offset by lower operating costs of $3 and higher volumes, including acquisitions, of $1. Operating margin decreased 120 bp, primarily due to currency and volume mix. On a GAAP basis, current year operating income includes the gain on the previously held equity interest in DA NanoMaterials of $85.9.

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

Equipment and Energy

	2012	2011	2010
Sales	$420.1	$400.6	$472.2
Operating income	44.6	62.8	67.3

2012 vs. 2011

Sales of $420.1 increased 5%, or $19.5, reflecting higher air separation unit (ASU) activity. Operating income of $44.6 decreased 29%, or $18.2, reflecting lower LNG project activity.

The sales backlog for the Equipment business at 30 September 2012 was $450, compared to $334 at 30 September 2011. It is expected that approximately $325 of the backlog will be completed during 2013.

2011 vs. 2010

Sales of $400.6 decreased 15%, or $71.6, reflecting lower ASU activity. Operating income of $62.8 decreased 7%, or $4.5, primarily due to a gain on the sale of an asset in the prior year and higher energy development spending, partially offset by higher LNG sales.

The sales backlog for the Equipment business at 30 September 2011 was $334, compared to $274 at 30 September 2010.

Other

Other operating loss primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO, and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses.

2012 vs. 2011

Other operating loss was $6.6, compared to $39.3 in the prior year, primarily due to a reduction in stranded costs, a decrease in the LIFO pool adjustment as a result of decreases in inventory values and favorable foreign exchange, partially offset by gains on asset sales in the prior year.

2011 vs. 2010

Other operating loss was $39.3, compared to $26.7 in the prior year, primarily due to an increase in the LIFO pool adjustment as a result of significant increases in inventory values and unfavorable foreign exchange, partially offset by gains on asset sales.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Continuing Operations
	Operating Income	Operating Margin (A)	Income	Diluted EPS	Net Income	Diluted EPS
2012 GAAP	$1,282.4	13.3%	$999.2	$4.66	$1,167.3	$5.44
2011 GAAP	1,508.1	15.6%	1,134.3	5.22	1,224.2	5.63
Change GAAP	$(225.7)	(230bp )	$(135.1)	$(.56)	$(56.9)	$(.19)
% Change GAAP	(15)%		(12)%	(11)%	(5)%	(3)%
2012 GAAP	$1,282.4	13.3%	$999.2	$4.66	$1,167.3	$5.44
PV market actions (tax impact $59.0)	186.0	2.0%	127.0	.59	127.0	.59
Cost reduction plan (tax impact $26.2)	86.8	.9%	60.6	.28	60.6	.28
PUI business actions (tax impact $19.8)	54.6	.6%	34.8	.16	34.8	.16
Customer bankruptcy (tax impact $3.7)	9.8	.1%	6.1	.03	6.1	.03
Gain on previously held equity interest (tax impact $31.3)	(85.9)	(.9)%	(54.6)	(.25)	(54.6)	(.25)
Q1 Spanish tax settlement	—	—	43.8	.20	43.8	.20
Q2 Spanish tax ruling	—	—	(58.3)	(.27)	(58.3)	(.27)
2012 Non-GAAP Measure	$1,533.7	16.0%	$1,158.6	$5.40	$1,326.7	$6.18
2011 GAAP	$1,508.1	15.6%	$1,134.3	$5.22	$1,224.2	$5.63
Net loss on Airgas transaction (tax impact $16.9)	48.5	.5%	31.6	.14	31.6	.14
2011 Non-GAAP Measure	$1,556.6	16.1%	$1,165.9	$5.36	$1,255.8	$5.77
Change Non-GAAP Measure	$(22.9)	(10bp )	$(7.3)	$.04
% Change Non-GAAP Measure	(1)%		(1)%	1%

	Continuing Operations
	Operating Income	Operating Margin (A)	Income	Diluted EPS	Net Income	Diluted EPS
2011 GAAP	$1,508.1	15.6%	$1,134.3	$5.22	$1,224.2	$5.63
2010 GAAP	1,267.7	14.7%	941.6	4.34	1,029.1	4.74
Change GAAP	$240.4	90bp	$192.7	$.88	$195.1	$.89
% Change GAAP	19%		20%	20%	19%	19%
2011 GAAP	$1,508.1	15.6%	$1,134.3	$5.22	$1,224.2	$5.63
Net loss on Airgas transaction (tax impact $16.9)	48.5	.5%	31.6	.14	31.6	.14
2011 Non-GAAP Measure	$1,556.6	16.1%	$1,165.9	$5.36	$1,255.8	$5.77
2010 GAAP	$1,267.7	14.7%	$941.6	$4.34	$1,029.1	$4.74
Net loss on Airgas transaction (tax impact $35.9)	96.0	1.1%	60.1	.28	60.1	.28
2010 Non-GAAP Measure	$1,363.7	15.8%	$1,001.7	$4.62	$1,089.2	$5.02
Change Non-GAAP Measure	$192.9	30bp	$164.2	$.74
% Change Non-GAAP Measure	14%		16%	16%

ELECTRONICS AND PERFORMANCE MATERIALS

	YTD Operating Income	YTD Operating Margin (A)
2012 GAAP	$425.6	18.3%
2011 GAAP	361.1	15.8%
Change GAAP	$64.5	250bp
% Change GAAP	18%

2012 GAAP	$425.6	18.3%
Gain on previously held equity interest	(85.9)	(3.7)%
2012 Non-GAAP Measure	$339.7	14.6%

2011 GAAP	$361.1	15.8%
2011 Non-GAAP Measure	$361.1	15.8%

Change Non-GAAP Measure	$(21.4)	(120bp )
% Change Non-GAAP Measure	(6)%

INCOME TAXES

	Effective Tax Rate
	2012	2011	2010
Income Tax Provision—GAAP	$287.3	$375.3	$305.7
Income from Continuing Operations Before Taxes—GAAP	$1,312.5	$1,546.9	$1,272.7
Effective Tax Rate—GAAP	21.9%	24.3%	24.0%
Income tax provision—GAAP	$287.3	$375.3	$305.7
PV market actions tax impact	59.0	—	—
Cost reduction plan tax impact	26.2	—	—
PUI business actions tax impact	19.8	—	—
Customer bankruptcy tax impact	3.7	—	—
Gain on previously held equity interest tax impact	(31.3)	—	—
Q1 Spanish tax settlement	(43.8)	—	—
Q2 Spanish tax ruling	58.3	—	—
Net loss on Airgas transaction tax impact	—	16.9	35.9
Income Tax Provision—Non-GAAP Measure	$379.2	$392.2	$341.6
Income from continuing operations before taxes—GAAP	$1,312.5	$1,546.9	$1,272.7
PV market actions	186.0	—	—
Cost reduction plan	86.8	—	—
PUI business actions	54.6	—	—
Customer bankruptcy	9.8	—	—
Gain on previously held equity interest	(85.9)	—	—
Net loss on Airgas transaction	—	48.5	96.0
Income from Continuing Operations Before Taxes—Non-GAAP Measure	$1,563.8	$1,595.4	$1,368.7
Effective Tax Rate—Non-GAAP Measure	24.2%	24.6%	25.0%

(A)	Operating margin is calculated by dividing operating income by sales.

LIQUIDITY AND CAPITAL RESOURCES

We maintained a strong financial position throughout 2012. We continue to have consistent access to commercial paper markets, and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 30 September 2012, we had $423.3 of foreign cash and cash items compared to a total amount of cash and cash items of continuing operations of $454.4. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations.

Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	2012	2011	2010
Cash provided by (used for)
Operating activities	$1,765.1	$1,710.4	$1,485.0
Investing activities	(2,435.2)	(1,169.8)	(1,014.3)
Financing activities	(78.4)	(484.6)	(579.3)

Operating Activities

For the year ended 2012, cash provided by operating activities was $1,765.1. Income from continuing operations of $999.2 reflected the non-cash gain on the previously held equity interest in DA NanoMaterials of $85.9, the write-down of long-lived assets associated with restructuring and a customer bankruptcy of $80.2, and a non-cash tax benefit of $58.3 recognized as a result of the second quarter Spanish tax ruling. Income from continuing operations is adjusted for other non-cash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. The working capital accounts were a source of cash of $100.1. The provision for the cost reduction and business restructuring plans resulted in an increase to accrued liabilities of $223.9, partially offset by a use of cash of $32.9 for payments made in relation to these plans.

For the year ended 2011, cash provided by operating activities was $1,710.4. Income from continuing operations of $1,134.3 reflected the non-cash net loss of $48.5 related to the Airgas transaction. We also made cash payments of $156.2 related to the Airgas transaction. The working capital accounts were a use of cash of $114.6, including $107.5 for an increase in inventory primarily to support growth in our Performance Materials business.

For the year ended 2010, cash provided by operating activities was $1,485.0. Income from continuing operations of $941.6 reflected the non-cash net loss of $96.0 related to the Airgas transaction. The working capital accounts were a use of cash of $362.6, including $104.9 for an increase in accounts receivable from higher sales and $281.3 for a decrease in accrued liabilities primarily due to pension plan contributions.

Investing Activities

For the year ended 30 September 2012, cash used for investing activities was $2,435.2, primarily driven by capital expenditures for plant and equipment and cash used for acquisitions and investments in unconsolidated affiliates. In the fourth quarter, we acquired a controlling stake in Indura S.A. for $690. During the third quarter, we acquired E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture DA NanoMaterials for $147. We also purchased a 25% equity interest in Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG), an unconsolidated affiliate, for $155 in the third quarter. Refer to Note 5, Business Combinations, and Note 8, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements for additional details regarding the Indura S.A., DA NanoMaterials, and AHG transactions.

For the year ended 30 September 2011, cash used for investing activities was $1,169.8, primarily driven by capital expenditures for plant and equipment. We received proceeds of $94.7 from the sale of approximately 1.5 million shares of Airgas stock. Refer to Note 6, Airgas Transaction, to the consolidated financial statements for additional information regarding this transaction.

For the year ended 30 September 2010, cash used for investing activities was $1,014.3, primarily driven by capital expenditures for plant and equipment. Additionally, we purchased approximately 1.5 million shares of Airgas stock for $69.6.

Capital Expenditures

Capital expenditures are detailed in the following table:

	2012	2011	2010
Additions to plant and equipment	$1,521.0	$1,309.3	$988.7
Acquisitions, less cash acquired	863.4	10.8	37.2
Short-term borrowings associated with SAGA acquisition (A)	—	—	60.9
Investments in and advances to unconsolidated affiliates	175.4	45.8	4.8
Capital Expenditures on a GAAP Basis	$2,559.8	$1,365.9	$1,091.6
Capital lease expenditures (B)	212.2	173.5	122.6
Noncurrent liability related to purchase of shares from noncontrolling interests (B)	6.3	—	42.0
Capital Expenditures on a Non-GAAP Basis	$2,778.3	$1,539.4	$1,256.2

(A)	Noncash transaction.

(B)

We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities, if the arrangement qualifies as a capital lease. Additionally, the purchase of noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the statement of cash flows. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure that our management uses internally to evaluate and manage our expenditures.

Capital expenditures on a GAAP basis in 2012 totaled $2,559.8, compared to $1,365.9 in 2011, resulting in an increase of $1,193.9. Additions to plant and equipment were largely in support of the Merchant Gases and Tonnage Gases businesses during both 2012 and 2011. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements. Additional 2012 capital expenditures included the following items: $690 for a controlling interest in Indura S.A., $147 for E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture DA NanoMaterials, and $155 for a 25% equity interest in AHG.

Capital expenditures on a non-GAAP basis in 2012 totaled $2,778.3 compared to $1,539.4 in 2011. Capital lease expenditures of $212.2 increased by $38.7, reflecting higher project spending.

2013 Outlook

Excluding acquisitions, capital expenditures for new plant and equipment in 2013 on a GAAP basis are expected to be between $1,750 and $1,850, and on a non-GAAP basis are expected to be between $2,000 and $2,200. The non-GAAP capital expenditures include spending associated with facilities accounted for as capital leases which are expected to be between $250 and $350. The majority of spending is expected in the Tonnage Gases segment, with approximately $1,000 associated with new plants. It is anticipated that capital expenditures will be funded principally with cash from continuing operations. In addition, we intend to continue to evaluate acquisition opportunities and investments in equity affiliates.

Financing Activities

For the year ended 2012, cash used for financing activities was $78.4. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash (issuance) of $419.6 and included the issuances of a $400.0 senior fixed-rate 3.0% note on 3 November 2011 and a $400.0 senior fixed-rate 1.2% note on 13 September 2012, which were partially offset by the repayment of a 4.25% Eurobond of $400.3 on 10 April 2012. Proceeds from stock option exercises provided an additional $124.3 source of funds. Dividends paid to shareholders were a use of cash of $514.9.

For the year ended 2011, cash used for financing activities was $484.6. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash (issuance) of $457.0 and included $234.3 of net commercial paper and other short-term debt issuances as well as a $350.0 senior fixed-rate 2.0% note, which were partially offset by $156.0 in U.S. medium-term note maturities. Proceeds from stock option exercises provided an additional $148.2 source of funds. Dividends paid to shareholders and the purchase of 7.4 million treasury shares were uses of cash of $456.7 and $649.2, respectively.

For the year ended 2010, cash used for financing activities was $579.3. Our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash (repayment) of $284.4 and included a $306.8 Eurobond and $74.2 of net commercial paper and other short-term debt repayments partially offset by $85.0 from the issuance of an industrial revenue bond. Proceeds from stock option exercises provided an additional $88.1 source of funds. Dividends paid to shareholders were a use of cash of $398.7.

Discontinued Operations

The sale of our European homecare business to The Linde Group generated proceeds of $776.6 and is included in discontinued operations in the consolidated statements of cash flows. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information regarding this transaction.

Financing and Capital Structure

Capital needs in 2012 were satisfied primarily with cash from operations, the sale of our European homecare business, and the issuance of long-term debt. At the end of 2012, total debt outstanding was $5,291.9 compared to $4,561.5, and cash and cash items were $454.4 compared to $421.4. Total debt at 30 September 2012 and 2011, expressed as a percentage of the sum of total debt and total equity, was 44.4% and 43.4%, respectively.

Proceeds from long-term debt were $900.4. This included the issuance of a $400.0 senior fixed-rate 3.0% note on 3 November 2011 that matures on 3 November 2021, which was used for general corporate purposes. Additionally, a $400.0 senior fixed-rate 1.2% note on 13 September 2012 that matures on 15 October 2017 was issued primarily to refinance commercial paper associated with the Indura S.A. business combination. Refer to Note 14, Debt, to the consolidated financial statements for additional information.

An acquisition financing facility was arranged with Banco Santander, Chile to provide the initial financing required for the Indura S.A. business combination. This was a Chilean Peso (CLP) committed credit facility with a total commitment amount of CLP390 billion ($778). Of this facility, CLP347 billion ($693) was drawn on 3 July 2012 to fund the business combination and related expenses, and the balance of the commitment was cancelled. This facility was fully repaid on 2 August 2012, primarily with proceeds from U.S. commercial paper issuance. A portion of this commercial paper was subsequently refinanced with the $400.0 senior fixed-rate 1.2% note described above.

As of 30 September 2011, a 4.25% Eurobond for $400.3 maturing in 2012 was classified as long-term debt because of our ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015 and our intent to refinance via the U.S. or European public or private placement markets. During the first quarter of 2012, we reclassified this Eurobond from long-term debt to current portion of long-term debt on the consolidated balance sheet as we no longer intended to refinance it. The Eurobond was repaid on its maturity date of 10 April 2012, principally from proceeds of commercial paper issuance.

During fiscal year 2011, we increased our total multicurrency facility to a total of $2,170.0 maturing on 30 June 2015. Our only financial covenant is a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) of no greater than 60%. As of 30 September 2012, no borrowings were outstanding under these commitments. Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($158.7), maturing in June 2015. There are RMB200.0 million ($31.7) in outstanding borrowings under this commitment at 30 September 2012. Additional commitments totaling $400.0 are maintained by our foreign subsidiaries, of which $387.0 was borrowed and outstanding at 30 September 2012.

We are in compliance with all of the financial and other covenants under our debt agreements.

We have classified a 4.15% senior note for $300.0 maturing in 2013 as long-term debt because we have the ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015. Our current intent is to refinance this debt via the U.S. public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During fiscal year 2012, .6 million of our outstanding shares were purchased at a cost of $53.1. At 30 September 2012, $946.9 in share repurchase authorization remains.

2013 Outlook

Cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future. We project a modest need to access the long-term debt markets in 2013, primarily driven by debt maturities. We expect that we will continue to be in compliance with all of our financial covenants. Also, we anticipate that we will continue to be able to access the commercial paper and other short-term debt markets.

Dividends

On 15 March 2012, the Board of Directors increased the quarterly cash dividend from $.58 per share to $.64 per share. Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes our obligations as of 30 September 2012:

	Payments Due By Period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations
Debt maturities	$4,659	$374	$573	$406	$433	$418	$2,455
Contractual interest	632	123	99	85	74	55	196
Capital leases	3	1	1	1	—	—	—
Operating leases	273	60	56	40	28	21	68
Pension obligations	1,247	275	82	84	92	96	618
Unconditional purchase obligations	1,927	780	153	144	143	119	588
Other liabilities	11	11	—	—	—	—	—
Total Contractual Obligations	$8,752	$1,624	$964	$760	$770	$709	$3,925

Long-Term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 14, Debt, to the consolidated financial statements for additional information on long-term debt.

Contractual interest is the interest we are contracted to pay on the long-term debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current interest rates would slightly decrease contractual interest. We had $1,501 of long-term debt subject to variable interest rates at 30 September 2012, excluding fixed-rate debt that has been swapped to variable-rate debt. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at 30 September 2012. Variable interest rates are primarily determined by interbank offer rates and by U.S. short-term tax-exempt interest rates.

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

Unconditional Purchase Obligations

Approximately $800 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements.

The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers. We have a supply agreement for the purchase of silane gas that is not matched to a customer sales contract having terms extending to ten years. In the fourth quarter of 2012, we made an offer to terminate the contract; however, no settlement has been reached. Refer to Note 4, Business Restructuring and Cost Reduction Plans, to the consolidated financial statements for additional information. In addition, purchase commitments to spend approximately $592 for additional plant and equipment are included in the unconditional purchase obligations in 2013.

We also purchase materials, energy, capital equipment, supplies, and services as part of the ordinary course of business under arrangements that are not unconditional purchase obligations. The majority of such purchases are for raw materials and energy, which are obtained under requirements-type contracts at market prices. In total, we purchase approximately $7.2 billion annually, including the unconditional purchase obligations in the table above.

Other Liabilities

We have an obligation to purchase 2% of the remaining shares of Indura S.A. within twelve months of the acquisition date for CLP5.0 billion ($11) based on a multiple of earnings formula, which is reflected in other liabilities at 30 September 2012. This liability was reported in payables and accrued liabilities on the consolidated balance sheet as of 30 September 2012. Refer to Note 5, Business Combinations, and Note 22, Supplemental Information, to the consolidated financial statements for additional information.

Income Tax Liabilities

Noncurrent deferred income tax liabilities as of 30 September 2012 were $670.8. Refer to Note 21, Income Taxes, to the consolidated financial statements for additional information. Tax liabilities related to unrecognized tax benefits as of 30 September 2012 were $110.8. These tax liabilities were not included in the Contractual Obligations table, as it is impractical to determine a cash impact by year.

Discontinued Operations

Other noncurrent liabilities as of 30 September 2012 included $141 for the contingent proceeds related to the sale of our Homecare business. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information. We did not include this amount in the Contractual Obligations table due to the uncertainty in timing of any payments.

Put Options

We currently have outstanding put option agreements with other shareholders of our Air Products San Fu Company, Ltd. and Indura S.A. subsidiaries. The put options give the shareholders the right to sell stock in the subsidiaries based on pricing terms in the agreements. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information. Due to the uncertainty of whether these options would be exercised and the related timing, we excluded the potential payments from the Contractual Obligations table.

PENSION BENEFITS

We sponsor defined benefit pension plans that cover a substantial portion of our worldwide employees. The principal defined benefit pension plans—the U.S. salaried pension plan and the U.K. pension plan—were closed to new participants in 2005 and were replaced with defined contribution plans. Over the long run, the shift to defined contribution plans is expected to reduce volatility of both plan expense and contributions.

For 2012, the fair market value of pension plan assets for our defined benefit plans as of the measurement date increased to $3,239.1 from $2,823.7 in 2011. The projected benefit obligation for these plans as of the measurement date was $4,486.5 and $3,765.5 in 2012 and 2011, respectively. Refer to Note 15, Retirement Benefits, to the consolidated financial statements for comprehensive and detailed disclosures on our postretirement benefits.

Pension Expense

	2012	2011	2010
Pension expense	$120.4	$114.1	$109.0
Special terminations, settlements, and curtailments (included above)	8.2	1.3	14.8
Weighted average discount rate	5.0%	5.0%	5.6%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.2%
Weighted average expected rate of compensation increase	3.9%	4.0%	4.1%

2012 vs. 2011

Pension expense in 2012, net of special items, was comparable to 2011 expense as a result of no change in the weighted average discount rate from year to year.

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

2013 Outlook

Pension expense is estimated to be approximately $175 to $180 in 2013, an increase of $55 to $60 from 2012, resulting primarily from a decline in discount rates. In 2013, pension expense will include approximately $144 for amortization of actuarial losses compared to $96.0 in 2012. Net actuarial losses of $358.6 were incurred in 2012, resulting primarily from a 100 bp decrease in the weighted average discount rate, partially offset by actual asset returns above expected returns. Actuarial gains/losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets, different from expected returns, would impact the actuarial gains/losses and resulting amortization in years beyond 2013.

Pension Funding

Pension funding includes both contributions to funded plans and benefit payments for unfunded plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.

In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. We analyze the liabilities and demographics of each plan, which help guide the level of contributions. During 2012 and 2011, our cash contributions to funded plans and benefit payments for unfunded plans were $76.4 and $241.0, respectively.

Cash contributions to defined benefit plans, including benefit payments for unfunded plans, are estimated to be approximately $275 in 2013. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. Refer to the Contractual Obligations discussion on page 34 for a projection of future contributions.

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

The amounts charged to income from continuing operations related to environmental matters totaled $44.7, $34.0, and $31.6 in 2012, 2011, and 2010, respectively. These amounts represent an estimate of expenses for compliance with environmental laws, remedial activities, and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information.

Although precise amounts are difficult to determine, we estimate that in 2012 and 2011, we spent approximately $4 and $6, respectively, on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated to be approximately $4 and $5 in 2013 and 2014, respectively.

We accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $87 to a reasonably possible upper exposure of $101. The consolidated balance sheets at 30 September 2012 and 2011 included an accrual of $87.5 and $82.3, respectively. The accrual for the environmental obligations relating to the Pace, Florida; Piedmont, South Carolina; Paulsboro, New Jersey; and the Pasadena, Texas locations is included in these amounts. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for further details on these facilities.

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

Some of our operations are within jurisdictions that have, or are developing regulations governing emissions of greenhouse gases (GHG). These include existing and expanding coverage under the European Union Emissions Trading Scheme; mandatory reporting and reductions at manufacturing facilities in Alberta, Canada; and mandatory reporting and anticipated constraints on GHG emissions in Ontario, Canada and South Korea. In addition, the U.S. Environmental Protection Agency is regulating GHG emissions for new construction and major modifications to existing facilities. At the U.S. state level, California’s cap and trade program rules have been officially adopted, and our compliance obligation as a hydrogen producer is set to begin 1 January 2013. We believe we will be able to mitigate some of the costs through our contractual terms.

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

INFLATION

The consolidated financial statements are presented in accordance with U.S. GAAP and do not fully reflect the impact of prior years’ inflation. While some inflationary pressures existed during the first half of fiscal year 2012, inflation in the U.S. has been modest for several years. In addition, we operate in many countries that experience volatility in inflation and foreign exchange rates, with inflationary pressures that differ from those in the U.S. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing our plant and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

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

Depreciable Lives of Plant and Equipment

Net plant and equipment at 30 September 2012 totaled $8,240.6, and depreciation expense totaled $813.7 during 2012. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.

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

We have numerous long-term customer supply contracts, particularly in the gases on-site business within the Tonnage Gases segment. These contracts principally have initial contract terms of 15 to 20 years. There are also long-term customer supply contracts associated with the tonnage gases business within the Electronics and Performance Materials segment. These contracts principally have initial terms of 10 to 15 years. Additionally, we have several customer supply contracts within the Equipment and Energy segment with contract terms that are primarily 5 to 10 years. The depreciable lives of assets within this segment can be extended to 20 years for certain redeployable assets. Depreciable lives of the production assets related to long-term contracts are matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the remaining net book value of the production assets is adjusted to match the new contract term, as long as it does not exceed the economic life of the asset.

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

A change in the depreciable life by one year for production facilities within the Merchant Gases and Electronics and Performance Materials segments for which there is not an associated long-term customer supply agreement would impact annual depreciation expense as summarized below:

	Decrease Life By 1 Year	Increase Life By 1 Year
Merchant Gases	$28	$(19)
Electronics and Performance Materials	$20	$(14)

Impairment of Long-Lived Assets

Plant and Equipment

Plant and equipment held for use is grouped for impairment testing at the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets.

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

Goodwill

The acquisition method of accounting for business combinations currently requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity. Goodwill, including goodwill associated with equity affiliates of $126.4, was $1,724.8 as of 30 September 2012. The majority of our goodwill is assigned to reporting units within the Merchant Gases and Electronics and Performance Materials segments. Goodwill increased in 2012 primarily as a result of the Indura S.A. acquisition in Merchant Gases. Disclosures related to goodwill are included in Note 10, Goodwill and Intangible Assets, to the consolidated financial statements.

We perform an impairment test annually in the fourth quarter of the fiscal year. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicated that potential impairment exists. The impairment test requires that we compare the fair value of business reporting units to carrying value, including assigned goodwill. We have designated our reporting units for goodwill impairment testing as one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. Currently, we have four business segments and thirteen reporting units. Reporting units are primarily based on products and geographic locations within each business segment.

In the fourth quarter of 2012, we conducted the required annual test of goodwill for impairment. We determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment.

We primarily use an income approach valuation model, representing the present value of future cash flows, to determine fair value of a reporting unit. Our valuation model uses a five-year growth period for the business and an estimated exit trading multiple. Management has determined the income approach valuation model represents the most appropriate valuation methodology due to the capital intensive nature of the business, long-term contractual nature of the business, relatively consistent cash flows generated by our reporting units, and limited comparables within the industry. The principal assumptions utilized in our income approach valuation model include revenue growth rate, operating profit margins, discount rate, and exit multiple. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted-average cost of capital, which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions. Also, the expected cash flows consider the customer attrition rate assumption, which is based on historical experience and current and future expected market conditions. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

Intangible Assets

Intangible assets with determinable lives at 30 September 2012 totaled $663.9 and consisted primarily of customer relationships as well as purchased patents and technology. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.

Indefinite-lived intangible assets at 30 September 2012 totaled $97.7 and consisted primarily of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually. In addition, these intangible assets are tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. To determine fair value, we utilize an income approach, the royalty savings method. This method values an intangible asset by estimating the royalties saved through ownership of the asset.

Equity Investments

Investments in and advances to equity affiliates totaled $1,175.7 at 30 September 2012. The majority of our investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 8, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At 30 September 2012, accrued income taxes and net deferred tax liabilities amounted to $48.5 and $475.7, respectively. Tax liabilities related to uncertain tax positions as of 30 September 2012 were $110.8, excluding interest and penalties. Income tax expense for the year ended 30 September 2012 was $287.3. Disclosures related to income taxes are included in Note 21, Income Taxes, to the consolidated financial statements.

Management judgment is required in determining income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.

Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for these assessments.

Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when there are not sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the income tax expense.

A 1% point increase/decrease in our effective tax rate would decrease/increase net income by approximately $13.

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

One of the critical assumptions used in the actuarial models is the discount rate. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. The timing and amount of the expected benefit payments are matched against the returns of high-quality corporate bonds over the same time period to determine an overall effective discount rate. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. This rate will change from year-to-year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 bp increase/decrease in the discount rate decreases/increases pension expense by approximately $25 per year.

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

Contingencies include those associated with litigation and environmental matters, for which our accounting policy is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and particulars are provided in Note 16, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required in both determining probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions in the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, or our proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning the implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis release contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this release. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, deterioration in global or regional economic and business conditions; weakening demand for the Company’s products and services; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments or losses due to a decline in profitability of or demand for certain of the Company’s products or businesses, or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; the success of productivity programs; the success and impact of restructuring and cost reduction initiatives; achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources for all of the Company’s foreign operations; the impact of environmental, tax, or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in Section 1A. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

We mitigate adverse energy price impacts through our cost pass-through contracts with customers and price increases. In the past, we have also entered into a limited number of commodity swap contracts in order to reduce the cash flow exposure to changes in the price of natural gas relative to certain oil-based feedstocks. There were no commodity swap contracts outstanding at 30 September 2012 and 2011.

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

Our derivative and other financial instruments consist of long-term debt (including current portion), interest rate swaps, cross currency interest rate swaps, and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 13, Fair Value Measurements, to the consolidated financial statements.

At 30 September 2012 and 2011, the net financial instrument position was a liability of $4,925.1 and $4,261.1, respectively. The increase in the net financial instrument position was due primarily to the impact of a higher book value of long-term debt (excluding exchange rate impacts).

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

Interest Rate Risk

Our debt portfolio, including swap agreements, as of 30 September 2012 primarily comprised debt denominated in U.S. dollars (50%) and Euros (29%), including the effect of currency swaps. This debt portfolio is composed of 51% fixed-rate debt and 49% variable-rate debt. Changes in interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 September 2012, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $150 and $105 in the net liability position of financial instruments at 30 September 2012 and 2011, respectively. A 100 bp decrease in market interest rates would result in an increase of $162 and $113 in the net liability position of financial instruments at 30 September 2012 and 2011, respectively.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $26 and $23 of interest incurred per year at the end of 30 September 2012 and 2011, respectively. A 100 bp decline in interest rates would lower interest incurred by $26 and $23 per year at 30 September 2012 and 2011, respectively.

Foreign Currency Exchange Rate Risk

The sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2012 and 2011, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $274 and $271 in the net liability position of financial instruments at 30 September 2012 and 2011, respectively.

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Euro and the U.S. dollar versus the Pound Sterling. Foreign currency debt, cross currency interest rate swaps, and foreign exchange-forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange-forward contracts are also used to hedge our firm and highly anticipated foreign currency cash flows. Thus, there is either an asset/liability or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

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

We acquired a controlling equity interest in the outstanding shares of Indura S.A. on 1 July 2012, and management excluded Indura S.A.’s internal control over financial reporting from its assessment of the effectiveness of our internal control over financial reporting as of 30 September 2012. The Company’s consolidated financial statements included $1,747 million in total assets (10%) and $140 million in total sales (less than 2%) associated with Indura S.A. as of and for the year ended 30 September 2012.

Management has evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2012, the Company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their opinion on the Company’s internal control over financial reporting as of 30 September 2012 as stated in their report which appears herein.

/s/ John E. McGlade	/s/ Paul E. Huck
John E. McGlade	Paul E. Huck
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
20 November 2012	20 November 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Air Products and Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and Subsidiaries (the Company) as of 30 September 2012 and 2011, and the related consolidated income statements and consolidated statements of equity, comprehensive income, and cash flows for each of the years in the three-year period ended 30 September 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule referred to in Item 15(a)(2) in this Form 10-K. We also have audited the Company’s internal control over financial reporting as of 30 September 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Products and Chemicals, Inc. and Subsidiaries as of 30 September 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended 30 September 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Air Products and Chemicals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of 30 September 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired a controlling equity interest in the outstanding shares of Indura S.A. on 1 July 2012 and management excluded Indura S.A.’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of 30 September 2012. The Company’s consolidated financial statements included $1,747 million in total assets (10%) and $140 million in total sales (less than 2%) associated with Indura S.A. as of and for the year ended 30 September 2012. Our audit of internal control over financial reporting of Air Products and Chemicals, Inc. also excluded an evaluation of the internal control over financial reporting of Indura S.A.

/s/ KPMG LLP

Philadelphia, Pennsylvania

20 November 2012

The Consolidated Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

Year ended 30 September (Millions of dollars, except for share data)	2012	2011	2010
Sales	$9,611.7	$9,673.7	$8,616.1
Cost of sales	7,051.9	7,098.3	6,288.9
Selling and administrative	946.8	941.7	886.6
Research and development	126.4	118.8	114.7
Business restructuring and cost reduction plans	327.4	—	—
Gain on previously held equity interest	85.9	—	—
Net loss on Airgas transaction	—	48.5	96.0
Customer bankruptcy	9.8	—	(6.4)
Pension settlement	—	—	11.5
Other income, net	47.1	41.7	42.9
Operating Income	1,282.4	1,508.1	1,267.7
Equity affiliates’ income	153.8	154.3	126.9
Interest expense	123.7	115.5	121.9
Income from Continuing Operations before Taxes	1,312.5	1,546.9	1,272.7
Income tax provision	287.3	375.3	305.7
Income from Continuing Operations	1,025.2	1,171.6	967.0
Income from Discontinued Operations, net of tax	168.1	89.9	87.5
Net Income	1,193.3	1,261.5	1,054.5
Less: Net Income Attributable to Noncontrolling Interests	26.0	37.3	25.4
Net Income Attributable to Air Products	$1,167.3	$1,224.2	$1,029.1
Net Income Attributable to Air Products
Income from continuing operations	$999.2	$1,134.3	$941.6
Income from discontinued operations	168.1	89.9	87.5
Net Income Attributable to Air Products	$1,167.3	$1,224.2	$1,029.1
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$4.73	$5.33	$4.44
Income from discontinued operations	.80	.42	.41
Net Income Attributable to Air Products	$5.53	$5.75	$4.85
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$4.66	$5.22	$4.34
Income from discontinued operations	.78	.41	.40
Net Income Attributable to Air Products	$5.44	$5.63	$4.74
Weighted Average of Common Shares Outstanding (in millions)	211.2	213.0	212.2
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	214.7	217.6	217.1

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Year ended 30 September (Millions of dollars)	2012	2011	2010
Net Income	$1,193.3	$1,261.5	$1,054.5
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $8.9, $9.9, and $69.5	84.6	(82.8)	138.4
Net gain (loss) on derivatives, net of tax of ($9.8), $0.2, and ($5.5)	(21.8)	.8	(11.6)
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $—, ($3.3), and $12.1	—	(4.6)	20.2
Pension and postretirement benefits, net of tax of ($124.6), ($59.2), and ($103.0)	(246.0)	(66.6)	(201.9)
Reclassification adjustments:
Currency translation adjustment	13.3	.4	(.7)
Derivatives, net of tax of $5.0, $3.4, and $7.0	12.4	11.5	14.8
Available-for-sale securities, net of tax of $—, ($9.3), and ($5.8)	—	(16.1)	(10.0)
Pension and postretirement benefits, net of tax of $36.5, $35.1, and $29.5	67.0	67.7	55.0
Total Other Comprehensive Income (Loss)	(90.5)	(89.7)	4.2
Comprehensive Income	1,102.8	1,171.8	1,058.7
Net Income Attributable to Noncontrolling Interests	26.0	37.3	25.4
Other Comprehensive Income Attributable to Noncontrolling Interests	4.9	4.3	1.8
Comprehensive Income Attributable to Air Products	$1,071.9	$1,130.2	$1,031.5

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

30 September (Millions of dollars, except for share data)	2012	2011
Assets
Current Assets
Cash and cash items	$454.4	$421.4
Trade receivables, net	1,544.7	1,361.6
Inventories	786.6	670.2
Contracts in progress, less progress billings	190.8	146.7
Prepaid expenses	81.7	77.5
Other receivables and current assets	342.0	269.2
Current assets of discontinued operations	15.6	243.2
Total Current Assets	3,415.8	3,189.8
Investment in net assets of and advances to equity affiliates	1,175.7	1,011.6
Plant and equipment, net	8,240.6	7,222.7
Goodwill	1,598.4	796.2
Intangible assets, net	761.6	260.5
Noncurrent capital lease receivables	1,328.9	1,042.8
Other noncurrent assets	393.6	478.2
Noncurrent assets of discontinued operations	27.2	288.9
Total Noncurrent Assets	13,526.0	11,100.9
Total Assets	$16,941.8	$14,290.7

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,927.7	$1,599.7
Accrued income taxes	48.5	65.0
Short-term borrowings	633.4	561.8
Current portion of long-term debt	74.3	72.2
Current liabilities of discontinued operations	6.0	43.3
Total Current Liabilities	2,689.9	2,342.0
Long-term debt	4,584.2	3,927.5
Other noncurrent liabilities	1,980.9	1,500.0
Deferred income taxes	670.8	558.2
Noncurrent liabilities of discontinued operations	.2	24.3
Total Noncurrent Liabilities	7,236.1	6,010.0
Total Liabilities	9,926.0	8,352.0
Commitments and Contingencies—See Note 16
Redeemable Noncontrolling Interest	392.5	—
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2012 and 2011—249,455,584 shares)	249.4	249.4
Capital in excess of par value	810.5	805.6
Retained earnings	9,234.5	8,599.5
Accumulated other comprehensive loss	(1,348.8)	(1,253.4)
Treasury stock, at cost (2012—36,979,704 shares; 2011—39,270,328 shares)	(2,468.4)	(2,605.3)
Total Air Products Shareholders’ Equity	6,477.2	5,795.8
Noncontrolling Interests	146.1	142.9
Total Equity	6,623.3	5,938.7
Total Liabilities and Equity	$16,941.8	$14,290.7

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended 30 September (Millions of dollars)	2012	2011	2010
Operating Activities
Net Income	$1,193.3	$1,261.5	$1,054.5
Less: Net income attributable to noncontrolling interests	26.0	37.3	25.4
Net income attributable to Air Products	1,167.3	1,224.2	1,029.1
Income from discontinued operations	(168.1)	(89.9)	(87.5)
Income from continuing operations attributable to Air Products	999.2	1,134.3	941.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	840.8	834.3	826.8
Deferred income taxes	65.2	185.7	89.1
Benefit from Spanish tax ruling	(58.3)	—	—
Gain on previously held equity interest	(85.9)	—	—
Undistributed earnings of unconsolidated affiliates	(53.6)	(47.5)	(50.6)
Gain on sale of assets and investments	(8.4)	(14.6)	(16.4)
Share-based compensation	43.8	44.8	48.6
Noncurrent capital lease receivables	(282.5)	(272.5)	(85.6)
Net loss on Airgas transaction	—	48.5	96.0
Payment of Airgas acquisition-related costs	—	(156.2)	(12.0)
Write-down of long-lived assets associated with restructuring / customer bankruptcy	80.2	—	—
Other adjustments	124.5	68.2	10.1
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(55.1)	(53.8)	(104.9)
Inventories	1.3	(107.5)	(62.9)
Contracts in progress, less progress billings	(42.9)	16.7	(33.9)
Other receivables	(18.3)	8.0	35.2
Payables and accrued liabilities	249.7	(29.8)	(281.3)
Other working capital	(34.6)	51.8	85.2
Cash Provided by Operating Activities	1,765.1	1,710.4	1,485.0
Investing Activities
Additions to plant and equipment	(1,521.0)	(1,309.3)	(988.7)
Acquisitions, less cash acquired	(863.4)	(10.8)	(37.2)
Investment in and advances to unconsolidated affiliates	(175.4)	(45.8)	(4.8)
Investment in Airgas stock	—	—	(69.6)
Proceeds from sale of Airgas stock	—	94.7	—
Proceeds from sale of assets and investments	52.5	81.6	52.4
Change in restricted cash	76.1	19.8	33.6
Other investing activities	(4.0)	—	—
Cash Used for Investing Activities	(2,435.2)	(1,169.8)	(1,014.3)
Financing Activities
Long-term debt proceeds	900.4	409.8	226.2
Payments on long-term debt	(490.6)	(187.1)	(436.4)
Net increase (decrease) in commercial paper and short-term borrowings	9.8	234.3	(74.2)
Dividends paid to shareholders	(514.9)	(456.7)	(398.7)
Purchase of treasury shares	(53.1)	(649.2)	—
Proceeds from stock option exercises	124.3	148.2	88.1
Excess tax benefit from share-based compensation	31.0	47.6	23.9
Payment for subsidiary shares from noncontrolling interests	(58.4)	—	—
Other financing activities	(26.9)	(31.5)	(8.2)
Cash Used for Financing Activities	(78.4)	(484.6)	(579.3)
Discontinued Operations
Cash provided by operating activities	33.6	42.8	37.4
Cash provided by (used for) investing activities	765.4	(42.4)	(42.2)
Cash provided by (used for) financing activities	—	.1	(.4)
Cash Provided by (Used for) Discontinued Operations	799.0	.5	(5.2)
Effect of Exchange Rate Changes on Cash	(18.6)	(8.3)	(.1)
Increase (Decrease) in Cash and Cash Items	31.9	48.2	(113.9)
Cash and Cash Items—Beginning of Year	422.5	374.3	488.2
Cash and Cash Items—End of Period	454.4	422.5	374.3
Less: Cash and Cash Items—Discontinued Operations	—	1.1	.6
Cash and Cash Items—Continuing Operations	$454.4	$421.4	$373.7
Supplemental Cash Flow Information
Significant noncash transactions
Short-term borrowings associated with SAGA acquisition	$—	$—	$60.9
Noncurrent liability related to the purchase of shares from noncontrolling interests	—	—	42.0

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

Year ended 30 September (Millions of dollars)	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance 30 September 2009	$249.4	$822.9	$7,234.6	$(1,161.8)	$(2,353.2)	$4,791.9	$138.1	$4,930.0
Net Income			1,029.1			1,029.1	25.4	1,054.5
Other comprehensive income (loss)				2.4		2.4	1.8	4.2
Share-based compensation expense		48.6				48.6		48.6
Issuance of treasury shares for stock option and award plans		(76.0)			155.7	79.7		79.7
Tax benefit of stock option and award plans		35.0				35.0		35.0
Cash dividends ($1.92 per share)			(408.4)			(408.4)		(408.4)
Dividends to noncontrolling interests							(18.7)	(18.7)
Purchase of noncontrolling interests		(28.3)				(28.3)	(10.8)	(39.1)
Contribution from noncontrolling interests							14.7	14.7
Other			(3.1)			(3.1)	.2	(2.9)
Balance 30 September 2010	$249.4	$802.2	$7,852.2	$(1,159.4)	$(2,197.5)	$5,546.9	$150.7	$5,697.6
Net Income			1,224.2			1,224.2	37.3	1,261.5
Other comprehensive income (loss)				(94.0)		(94.0)	4.3	(89.7)
Share-based compensation expense		44.8				44.8		44.8
Purchase of treasury shares					(649.2)	(649.2)		(649.2)
Issuance of treasury shares for stock option and award plans		(98.6)			241.4	142.8		142.8
Tax benefit of stock option and award plans		63.7				63.7		63.7
Cash dividends ($2.23 per share)			(473.8)			(473.8)		(473.8)
Dividends to noncontrolling interests							(31.4)	(31.4)
Purchase of noncontrolling interests		(6.1)				(6.1)		(6.1)
Contribution from noncontrolling interests							1.4	1.4
Other		(.4)	(3.1)			(3.5)	(19.4)	(22.9)
Balance 30 September 2011	$249.4	$805.6	$8,599.5	$(1,253.4)	$(2,605.3)	$5,795.8	$142.9	$5,938.7
Net Income			1,167.3			1,167.3	28.4	1,195.7
Other comprehensive income (loss)				(95.4)		(95.4)	4.9	(90.5)
Share-based compensation expense		43.4				43.4		43.4
Purchase of treasury shares					(53.1)	(53.1)		(53.1)
Issuance of treasury shares for stock option and award plans		(74.6)			190.0	115.4		115.4
Tax benefit of stock option and award plans		38.6				38.6		38.6
Cash dividends ($2.50 per share)			(529.0)			(529.0)		(529.0)
Indura business combination							14.8	14.8
Dividends to noncontrolling interests							(26.7)	(26.7)
Purchase of noncontrolling interests		(4.4)				(4.4)	(1.9)	(6.3)
Other		1.9	(3.3)			(1.4)	(16.3)	(17.7)
Balance 30 September 2012	$249.4	$810.5	$9,234.5	$(1,348.8)	$(2,468.4)	$6,477.2	$146.1	$6,623.3

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

Revenue from equipment sale contracts is recorded primarily using the percentage-of-completion method. Under this method, revenue from the sale of major equipment, such as liquefied natural gas (LNG) heat exchangers and large air separation units, is recognized primarily based on labor hours incurred to date compared with total estimated labor hours. Changes to total estimated labor hours and anticipated losses, if any, are recognized in the period determined.

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

Postemployment Benefits

We have a severance policy for eligible employees. When termination benefits provided to employees as part of a cost reduction plan, such as that discussed in Note 4, Business Restructuring and Cost Reduction Plans, meet the definition of an ongoing benefit arrangement, a liability is recognized for termination benefits when probable and estimable. These criteria are met when management, with the appropriate level of authority, approves and commits to its plan of action for termination; the plan identifies the employees to be terminated and their related benefits; and the plan is to be completed within one year. During periods of operations where terminations are made on an as-needed basis, absent a detailed committed plan, terminations are accounted for on an individual basis and a liability is recognized when probable and estimable.

Fair Value Measurements

We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. For example, fair value is used in the initial measurement of net assets acquired in a business combination; on a recurring basis in the measurement of derivative financial instruments; and on a nonrecurring basis when long-lived assets are written down to fair value when held for sale or determined to be impaired. Refer to Note 13, Fair Value Measurements, for information on the methods and assumptions used in our fair value measurements.

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

We recognize derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (2) a hedge of a net investment in a foreign operation (net investment hedge), or (3) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge).

The following details the accounting treatment of our cash flow, fair value, net investment, and non-designated hedges:

•

Changes in the fair value of a derivative that is designated as and meets the cash flow hedge criteria are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective and then recognized in earnings when the hedged items affect earnings.

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

The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally included in earnings as they occur.

Environmental Expenditures

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve the Company’s property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $44.7 in fiscal 2012, $34.0 in 2011, and $31.6 in 2010.

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

As assessments and remediation progress at individual sites, the amount of projected cost is reviewed, and the liability is adjusted to reflect additional technical and legal information that becomes available. Management has an established process in place to identify and monitor the Company’s environmental exposures. An environmental accrual analysis is prepared and maintained that lists all environmental loss contingencies, even where an accrual has not been established. This analysis assists in monitoring the Company’s overall environmental exposure and serves as a tool to facilitate ongoing communication among the Company’s technical experts, environmental managers, environmental lawyers, and financial management to ensure that required accruals are recorded and potential exposures disclosed.

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

Trade Receivables, net

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowances also include amounts for certain customers where a risk of default has been specifically identified considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowances for doubtful accounts were $103.5 and $78.1 as of fiscal year end 2012 and 2011, respectively. Provisions to the allowances for doubtful accounts charged against income were $36.8, $23.4, and $29.5 in 2012, 2011, and 2010, respectively.

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

Capitalized Interest

As we build new plant and equipment, we include in the cost of these assets a portion of the interest payments we make during the year. The amount of capitalized interest was $30.2, $22.7, and $14.3 in 2012, 2011, and 2010, respectively.

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

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured at discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company’s asset retirement obligations are primarily associated with Tonnage Gases on-site long-term supply contracts, under which the Company has built a facility on land owned by the customer and is obligated to remove the facility at the end of the contract term. The Company’s asset retirement obligations totaled $76.7 and $63.4 at 30 September 2012 and 2011, respectively.

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

Intangible Assets

Intangible assets with determinable lives primarily consist of customer relationships as well as purchased patents and technology. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets. Indefinite-lived intangible assets primarily consist of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually. In addition, intangible assets are tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

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

2.  NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented in 2012

STATEMENT OF COMPREHENSIVE INCOME

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity will have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In December 2011, the FASB approved a deferral of the effective date of certain requirements related to the presentation and disclosure of reclassification adjustments from other comprehensive income to net income. We adopted the retained portion of the guidance for our fiscal year 2012 annual disclosures and presented separate but consecutive financial statements.

MULTIEMPLOYER PENSION

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends previous guidance related to the disclosure requirements for employers participating in multiemployer pension plans. The purpose of the new disclosures is to provide financial statement users with information about an employer’s level of participation in and the financial health of significant plans. Current recognition and measurement guidance for an employer’s participation in a multiemployer plan is not affected. This guidance was effective for our fiscal year 2012 annual disclosures. Based on our level of participation in multiemployer plans, the adoption of this guidance did not have a material impact on our consolidated financial statements.

FAIR VALUE MEASUREMENTS

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements which utilize inputs that are based on our own internal assumptions. This standard was effective for us for beginning in the second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT

In July 2012, the FASB amended the guidance on indefinite-lived intangible asset impairment testing to allow companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount. If it is determined to be more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount, entities must perform the quantitative analysis of the asset impairment test. Otherwise, the quantitative test is optional. The guidance will be effective for us for annual and interim impairment tests performed after 30 September 2012. The implementation of this guidance does not impact our consolidated financial statements.

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

The transaction with Linde closed on 30 April 2012. Total sale proceeds of €590 million ($777) were received in cash at closing. This amount included contingent proceeds of €110 million ($144) related to the outcome of certain retender arrangements. The gain related to the contingent proceeds is deferred in other noncurrent liabilities and will be recognized in the results of discontinued operations when the contingencies are resolved and the final proceeds are realized per the terms of the agreement. As of 30 September 2012, there has been no change to our assessment of this liability. We are also entitled to additional cash proceeds based upon collection of accounts receivable. As of 30 September 2012, €26 million ($32) was received, and we anticipate receipt of the remaining €6 million ($8) during the next fiscal year. A gain of $207.4 ($150.3 after-tax, or $.70 per share) was recognized on the sale of this business in the third quarter of fiscal year 2012.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We hope to close on the sale of this business before the end of calendar 2012. In the third quarter of 2012, we recorded an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) to write down the remaining business to its estimated net realizable value. For additional information, see Note 13, Fair Value Measurements. Additional charges may be recorded in future periods, dependent upon the timing and method of ultimate disposition.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

The results of discontinued operations are summarized below:

	2012	2011	2010
Sales	$258.0	$408.3	$409.9

Income before taxes	$68.1	$114.1	$121.3
Income tax provision	20.8	24.2	33.8
Income from operations of discontinued operations	47.3	89.9	87.5
Gain on sale of business and impairment/write-down, net of tax	120.8	—	—
Income from Discontinued Operations, net of tax	$168.1	$89.9	$87.5

For the year ended 30 September 2011, the income tax provision includes a tax benefit of $8.9, or $.04 per share, resulting from the completion of an audit of tax years 2007 and 2008 by the U.S. Internal Revenue Service related to our previously divested U.S. Healthcare business. For additional details on this tax benefit, refer to Note 21, Income Taxes.

Assets and liabilities of discontinued operations consist of the following:

30 September	2012	2011
Cash and cash items	$—	$1.1
Trade receivables, net	15.0	213.4
Inventories	.5	11.2
Other current assets	.1	17.5
Total Current Assets	$15.6	$243.2
Plant and equipment, net	$27.2	$189.3
Goodwill	—	96.2
Other noncurrent assets	—	3.4
Total Noncurrent Assets	$27.2	$288.9
Payables and accrued liabilities	$6.0	$42.1
Accrued income taxes	—	.5
Short-term borrowings	—	.7
Total Current Liabilities	$6.0	$43.3
Other noncurrent liabilities	$.2	$12.4
Deferred income taxes	—	11.9
Total Noncurrent Liabilities	$.2	$24.3

4.  BUSINESS RESTRUCTURING AND COST REDUCTION PLANS

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics, and European Merchant businesses. The net loss is reflected on the consolidated income statements as “Business Restructuring and Cost Reduction Plans.” The charges for these plans are excluded from segment operating income.

During the second quarter of 2012, we recorded an expense of $86.8 ($60.6 after-tax, or $.28 per share) for actions to remove stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and actions we are taking to right-size our European cost structure in light of the challenging economic outlook. This charge includes $80.8 for severance and other costs associated with the elimination of approximately 600 positions and $6.0 for the write-down of certain assets. The charge relates to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials. The planned actions are expected to be completed by the end of the second quarter of fiscal year 2013.

During the fourth quarter of 2012, we completed actions in the Polyurethane Intermediates (PUI) business to improve costs, resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share). We sold certain assets and the rights to a supply contract for $32.7 in cash at closing. A supply arrangement with terms at fair market value was established with the buyer to serve the retained product supply contracts so that our PUI production facility in Pasadena, Texas could permanently close. In connection with these actions, we recognized an expense of $26.6, for the net book value of assets sold and those committed to be disposed of other than by sale. The remaining charge was primarily related to contract terminations and an environmental liability. The PUI facility will be dismantled, with completion expected in fiscal year 2013. The costs to dismantle will be expensed as incurred and reflected in continuing operations in the Tonnage Gases business segment. Since we will have material ongoing involvement with the business through retained PUI product supply contracts, the results of this business will continue to be reflected in continuing operations in the Tonnage Gases Segment.

During the fourth quarter of 2012, we completed an assessment of our position in the photovoltaic (PV) market, resulting in $186.0 of expense ($127.0 after-tax, or $.59 per share) primarily related to the Electronics and Performance Materials business segment. Air Products supplies the PV market with both bulk and onsite supply of gases, including silane. The PV market has not developed as expected, and as a result, the market capacity to produce silane is expected to exceed demand for the foreseeable future. As a result, we have entered into negotiations to terminate a long-term, take-or-pay contract. We recorded a charge of $93.5 for an offer that we made to terminate the contract. Although a settlement could differ from this amount, we do not expect it to be material to our financial position. It is uncertain when a settlement will be reached. The remaining charge was recorded in connection with the expected loss on purchase commitments, the disposal of certain assets serving PV and Electronics customers, the write-down of inventory to its net realizable value, and the write-down of accounts receivable.

The following table summarizes the carrying amount of the accrual for the plans at 30 September 2012:

	Severance and Other Benefits	Asset Actions	Contract Actions	Other Costs	Total
Second quarter charge—Cost reduction plan	$80.8	$6.0	$—	$—	$86.8
Fourth quarter charge—PUI business actions (A)	2.7	26.6	6.5	18.8	54.6
Fourth quarter charge—PV market actions (B)	—	34.7	93.5	57.8	186.0
2012 Charge	$83.5	$67.3	$100.0	$76.6	$327.4
Amount reflected in environmental liability (C)	—	—	—	(9.0)	(9.0)
Amount reflected in pension liability	(7.5)	—	—	—	(7.5)
Noncash expenses	(.4)	(67.3)	—	(19.3)	(87.0)
Cash expenditures	(32.8)	—	—	(.1)	(32.9)
Currency translation adjustment	(1.6)	—	—	—	(1.6)
Accrued Balance	$41.2	$—	$100.0	$48.2	$189.4

(A)	Charge is net of $32.7 in proceeds received in cash at closing for certain PUI assets and the rights to a supply contract.

(B)	Other includes the write-down of inventory to its net realizable value, the write-down of accounts receivable, and expected losses on purchase commitments.

(C)	Reflected in accrual for environmental obligations. See Note 16, Commitments and Contingencies.

In 2009, we recorded a charge of $298.2 ($200.3 after-tax, or $.94 per share) for a global cost reduction plan. The plan actions associated with the global cost reduction plan were substantially completed as of 30 September 2010. For additional details on this plan, refer to Note 5, Global Cost Reduction Plan, in our 2011 Form 10-K.

5.  BUSINESS COMBINATIONS

INDURA S.A.

On 1 July 2012, we acquired a 51.8% controlling equity interest in the outstanding shares of Indura S.A. from the majority shareholder. On 3 July 2012, we acquired an additional 13.0% equity interest from other shareholders. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests. The preliminary purchase price is subject to adjustment as valuation of the assets acquired and liabilities assumed has not been finalized. Under the purchase agreement, we have a commitment to purchase an additional 2.0% equity interest within twelve months of the acquisition date. The agreement also provides the largest minority shareholder a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor).

Prior to the acquisition, Indura S.A. was the largest independent industrial gas company in South America. Indura S.A.’s integrated gas and retail business comprises packaged gases and hardgoods, liquid bulk, healthcare, and on-sites. We expect the transaction to enhance our growth opportunities in South America.

For the year ended 30 September 2012, acquisition related costs of $11.4 were recognized for this transaction. Debt issuance costs of $4.9 are included within interest expense and acquisition costs of $6.5 are included within selling and administrative expenses on the consolidated income statements.

The acquisition of Indura S.A. was accounted for as a business combination. Following the acquisition date, 100% of the Indura S.A. results were consolidated in our Merchant Gases business segment. The portion of the business that is not owned by the Company is recorded as noncontrolling interests.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of Indura S.A. and the resulting goodwill as of the acquisition date. The purchase price and related allocation is not considered final, as valuation of the identifiable assets acquired and liabilities assumed has not been finalized. We will finalize the amounts recognized when we obtain the necessary information to complete the analysis, but no later than one year from the acquisition date.

Allocation of Purchase Price
Trade receivables, net	$131.2
Inventories	103.5
Other current assets and (liabilities) (A)	(67.5)
Plant and equipment	402.3
Intangible assets	382.1
Current portion of long-term debt and short-term borrowings	(70.8)
Long-term debt	(279.8)
Deferred income taxes	(133.7)
Other noncurrent assets and (liabilities)	(9.6)
Fair Value of Identifiable Net Assets Acquired	$457.7
Goodwill	620.8
Noncontrolling interests (including redeemable noncontrolling interest)	(388.9)
Total	$689.6

(A)	Includes cash and cash items, prepaid expenses, other current assets, payables and accrued liabilities, and other current liabilities.

The noncontrolling interests of Indura S.A., including redeemable noncontrolling interest, were recorded on the acquisition date at fair value. Refer to Note 16, Commitments and Contingencies, and Note 19, Noncontrolling Interests, for additional information.

Goodwill and Intangible Assets

Goodwill of $620.8 is attributable to expected growth and cost synergies resulting from the acquisition. The goodwill is not deductible for income tax purposes.

We acquired identifiable intangible assets, primarily in the form of customer relationships and trade names and trademarks, with a total estimated fair value of $382.1. Customer relationships have an estimated fair value of $287.8 and will be amortized over their estimated useful life of 23 years. Trade names and trademarks have an estimated fair value of $92.6. Since we intend to use these for the foreseeable future, they are classified as indefinite-lived intangible assets.

Consolidated Actual and Unaudited Pro forma Information

For the year ended 30 September 2012, sales and net income attributable to Air Products included in our consolidated income statements reflects Indura S.A. sales of $140.0 and net loss of $7.6. Indura’s net loss includes a non-cash charge of $14.1 related to a Chilean tax rate change.

The unaudited pro forma results on a continuing operations basis presented below include the effects of the Indura S.A. acquisition as if it had occurred as of 1 October 2010.

	Pro forma
Year Ended 30 September	2012	2011
Sales	$9,952.3	$10,144.2
Net income	1,039.0	1,181.9
Net income attributable to Air Products	1,008.6	1,137.5
Basic Earnings per Common Share attributable to Air Products	4.78	5.34
Diluted Earnings per Common Share attributable to Air Products	4.70	5.23

The unaudited pro forma results are based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on 1 October 2010.

The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

DA NANOMATERIALS LLC

On 29 February 2012, we entered into a definitive agreement with E.I. DuPont de Nemours and Co., Inc. to acquire their 50% interest in our joint venture, DuPont Air Products NanoMaterials LLC (DA NanoMaterials). DA NanoMaterials’ revenues for calendar year 2011 were approximately $90.

The acquisition closed on 2 April 2012 for $158 ($147 net of cash acquired of $11), and was accounted for as a business combination. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment. The allocation of the purchase price to the assets acquired was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. The allocation included plant and equipment of $26, identified intangibles of $100, goodwill of $125 (of which $50 is deductible for tax purposes), and other net assets of $27. The identified intangibles primarily relate to customer relationships and will be amortized over 22 years.

Goodwill, which is assigned to the Electronics and Performance Materials business segment, largely resulted from expected revenue and cost synergies resulting from the business combination. Management expects that revenue synergies will result primarily from the sale of differentiated offerings and cost synergies from combining supply chains and optimization of combined logistics.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The acquisition-date fair value of the previously held equity interest was valued at $120 and was determined using a discounted cash flow analysis under the income approach. The income approach required estimating a number of factors, including projected revenue growth, customer attrition rates, profit margin, and discount rate. The year ended 30 September 2012 includes a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. This gain is reflected on the consolidated income statements as “Gain on previously held equity interest.”

SAGA

In 2010, we entered into agreements that enabled us to acquire 100% of the outstanding shares of the French SAGA group (SAGA), which consists of SAGA, SAGA Medical, and SAGA Technologies. SAGA was an independent industrial gas provider in France. The acquisition of SAGA supports the Merchant Gases segment’s integration strategy by enhancing market position in southwest and central France.

Under the terms of these agreements, we purchased 51.47% of the shares of SAGA on 1 March 2010 for €34.5 million or $47.2 ($25.0 net of cash acquired of $22.2) with the remaining shares purchased on 30 November 2010 for the fixed price of €44.8 million ($62.0) under a put and call option structure.

The acquisition of SAGA was accounted for as a business combination, and its results of operations were included in our consolidated income statement after 1 March 2010.

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

For the year ended 30 September 2011, a net loss of $48.5 ($31.6 after-tax, or $.14 per share) was recognized related to this transaction. This amount is reflected separately on the consolidated income statement as “Net loss on Airgas transaction” and includes amortization of fees related to a term loan credit facility, the gain on the sale of Airgas stock, and other acquisition-related costs. For the year ended 30 September 2010, $96.0 ($60.1 after-tax, or $.28 per share) in expense was recognized in relation to this transaction. For the years ended 30 September 2011 and 2010, cash payments for the acquisition-related costs were $156.2 and $12.0, respectively. These payments are classified as operating activities on the consolidated statements of cash flows.

7.  INVENTORIES

The components of inventories are as follows:

30 September	2012	2011
Inventories at FIFO cost
Finished goods	$617.9	$477.3
Work in process	36.7	29.9
Raw materials, supplies and other	220.0	258.8
	874.6	766.0
Less: Excess of FIFO cost over LIFO cost	(88.0)	(95.8)
	$786.6	$670.2

Inventories valued using the LIFO method comprised 35.6% and 42.9% of consolidated inventories before LIFO adjustment at 30 September 2012 and 2011, respectively. Liquidation of LIFO inventory layers in 2012, 2011, and 2010 did not materially affect the results of operations.

FIFO cost approximates replacement cost. Our inventory has a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

8.  SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The table below presents summarized financial information on a combined 100% basis of the companies accounted for by the equity method. Amounts presented include the accounts of the following equity affiliates:

Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (25%);	INOX Air Products Limited (50%);
Air Products South Africa (Proprietary) Limited (50%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Bangkok Cogeneration Company Limited (49%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Bangkok Industrial Gases Co., Ltd. (49%);	SembCorp Air Products (HyCo) Pte. Ltd. (40%);
Chengdu Air & Gas Products Ltd. (50%);	Tecnologia en Nitrogeno S. de R.L. de C.V. (50%);
Daido Air Products Electronics, Inc. (20%);	Tyczka Industrie-Gases GmbH (50%);
Helap S.A. (50%);	WuXi Hi-Tech Gas Co., Ltd. (50%);
High-Tech Gases (Beijing) Co., Ltd. (50%);	and principally, other industrial gas producers.
INFRA Group (40%);

On 29 May 2012, we purchased 25% of the outstanding shares of Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG) for SAR581.3 million ($155). AHG is a company of the privately-owned Abdullah Hashim Group, based in the Kingdom of Saudi Arabia. AHG is the largest private industrial gases company in Saudi Arabia. It comprises three businesses, including industrial gases, equipment and consumables and refrigerants. The transaction was recorded as an investment in net assets of and advances to equity affiliates in the Merchant Gases segment.

In the third quarter of 2012, we obtained control of DA NanoMaterials and began consolidating its results. Refer to Note 5, Business Combinations, for additional information. Amounts presented below include the accounts of DA NanoMaterials for 2011 and 2010.

30 September		2012	2011
Current assets		$1,232.9	$1,247.7
Noncurrent assets		2,225.3	2,189.8
Current liabilities		726.6	742.8
Noncurrent liabilities		523.9	613.6

Year Ended 30 September	2012	2011	2010
Net sales	$2,675.3	$2,650.5	$2,293.4
Sales less cost of sales	937.0	987.2	964.4
Operating income	529.7	537.0	454.5
Net income	347.6	351.3	293.0

Dividends received from equity affiliates were $89.0, $105.9, and $75.4 in 2012, 2011, and 2010, respectively.

The investment in net assets of and advances to equity affiliates as of 30 September 2012 and 2011 included investment in foreign affiliates of $1,171.0 and $972.5, respectively.

As of 30 September 2012 and 2011, the amount of investment in companies accounted for by the equity method included goodwill in the amount of $126.4 and $62.6, respectively.

9.  PLANT AND EQUIPMENT

The major classes of plant and equipment are as follows:

30 September	Average Useful Life	2012	2011
Land		$215.8	$173.1
Buildings	30 years	1,032.8	913.8
Production facilities (A)
Merchant Gases	15 years	3,552.9	3,249.2
Tonnage Gases	15 to 20 years	6,583.7	6,266.5
Electronics and Performance Materials	10 to 15 years	2,022.6	1,862.3
Equipment and Energy	5 to 20 years	173.9	165.9
Total production facilities		12,333.1	11,543.9
Distribution equipment (B)	5 to 25 years	3,133.7	2,770.7
Other machinery and equipment	10 to 25 years	310.7	221.2
Construction in progress		1,020.1	1,236.1
Plant and equipment, at cost		18,046.2	16,858.8
Less: accumulated depreciation		9,805.6	9,636.1
Plant and equipment, net		$8,240.6	$7,222.7

(A)	Depreciable lives of production facilities related to long-term customer supply contracts are matched to the contract lives.

(B)

The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; 7.5 years for customer stations; and 5 to 15 years for tractors and trailers.

Depreciation expense was $813.7, $811.7, and $801.5 in 2012, 2011, and 2010, respectively.

10.  GOODWILL AND INTANGIBLE ASSETS

Changes to the carrying amount of consolidated goodwill by segment are as follows:

30 September	2011	Acquisitions and Adjustments	Currency Translation and Other	2012
Merchant Gases	$479.2	$630.0	$29.4	$1,138.6
Tonnage Gases	14.1	—	.6	14.7
Electronics and Performance Materials	302.9	135.4	6.8	445.1
	$796.2	$765.4	$36.8	$1,598.4

30 September	2010	Acquisitions and Adjustments	Currency Translation and Other	2011
Merchant Gases	$498.0	$4.9	$(23.7)	$479.2
Tonnage Gases	15.5	—	(1.4)	14.1
Electronics and Performance Materials	303.4	—	(.5)	302.9
	$816.9	$4.9	$(25.6)	$796.2

The Merchant Gases segment goodwill primarily increased due to the acquisition of Indura S.A. during the fourth quarter of 2012. The increase in goodwill in the Electronics and Performance Materials segment was primarily due to the DA NanoMaterials acquisition which occurred during the third quarter of 2012. Refer to Note 5, Business Combinations, for further details on these acquisitions.

In the fourth quarter of 2012, we conducted the required annual test of goodwill for impairment. We determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment.

The table below provides details of acquired intangible assets and their weighted average amortization period:

		30 September 2012			30 September 2011
	Amortization Period	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	21.9 years	$665.3	$(93.1)	$572.2	$270.0	$(73.1)	$196.9
Patents and technology	17.0 years	129.8	(82.0)	47.8	97.1	(75.9)	21.2
Other	29.5 years	82.3	(38.4)	43.9	78.3	(35.9)	42.4
Trade names and trademarks	Indefinite	97.7	—	97.7	—	—	—
		$975.1	$(213.5)	$761.6	$445.4	$(184.9)	$260.5

In 2012, the increase in the gross carrying amount is related to the Indura S.A. and DA NanoMaterials transactions.

Amortization expense for intangible assets was $27.1, $22.6, and $25.3 in 2012, 2011, and 2010, respectively.

Projected annual amortization expense for intangible assets as of 30 September 2012 is as follows:

2013	$ 41.5
2014	40.6
2015	39.7
2016	38.1
2017	36.3
Thereafter	467.7
$663.9

11.  LEASES

Lessee Accounting

Capital leases, primarily for the right to use machinery and equipment, are included with owned plant and equipment on the consolidated balance sheet in the amount of $13.6 and $20.3 at 30 September 2012 and 2011, respectively. Related amounts of accumulated depreciation are $8.8 and $12.0, respectively.

Operating leases principally relate to real estate and also include aircraft, distribution equipment, and vehicles. Certain leases include escalation clauses, renewal, and/or purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $91.1 in 2012, $90.5 in 2011, and $85.3 in 2010.

At 30 September 2012, minimum payments due under leases are as follows:

	Capital Leases	Operating Leases
2013	$1.1	$60.3
2014	.6	55.6
2015	.5	40.2
2016	.3	28.0
2017	.3	21.5
Thereafter	.2	67.6
Total	$3.0	$273.2

The present value of the above future capital lease payments totaled $2.5, of which $.9 was classified as current and $1.6 as long-term in the liability section of the consolidated balance sheet. At 30 September 2011, the present value of the future capital lease payments was $7.5, of which $2.2 was classified as current and $5.3 as long-term. Refer to Note 14, Debt.

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

The components of lease receivables were as follows:

30 September	2012	2011
Gross minimum lease payments receivable	$2,134.6	$1,663.2
Unearned interest income	(743.7)	(573.3)
Lease Receivables, net	$1,390.9	$1,089.9

Lease payments collected in 2012, 2011, and 2010 were $103.0, $84.6, and $68.0, respectively.

At 30 September 2012, minimum lease payments to be collected are as follows:

2013	$ 153.3
2014	162.8
2015	160.5
2016	158.2
2017	155.8
Thereafter	1,344.0
Total	$2,134.6

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2012 is 3.5 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward contracts is the Euro/U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	2012		2011
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$1,348.8	.6	$1,512.1	.4
Net investment hedges	779.2	2.5	635.8	2.0
Not designated	477.7	.1	226.3	.1
Total Forward Exchange Contracts	$2,605.7	1.0	$2,374.2	.8

In addition to the above, we use foreign currency-denominated debt and qualifying intercompany loans that are related to an outstanding borrowing from a third party to hedge the foreign currency exposures of our net investment in certain foreign affiliates. The designated foreign currency denominated debt at 30 September 2012 included €888.2 million ($1,142.2) and at 30 September 2011 included €742.1 million ($993.5). The designated intercompany loans were €437.0 million ($585.0) at 30 September 2011. There were no designated intercompany loans at 30 September 2012.

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

Interest Rate Management Contracts

We enter into interest rate swap contracts to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to optimize interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps which are designated as fair value hedges and pre-issuance interest rate swap and treasury locks which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges. At 30 September 2012, the outstanding interest rate swaps were primarily denominated in U.S. dollars. The maximum remaining hedged term of any interest rate swap designated as a cash flow hedge is 2.4 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt instrument being hedged. When interest rate swaps are used, the indices of the swap instruments and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when risk management deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge certain net investments in foreign operations. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps between U.S. dollars and British Pound Sterling as well as U.S. dollars and Chilean Pesos.

The following table summarizes our outstanding interest rate swaps and cross currency interest rate swaps:

	30 September 2012				30 September 2011
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$450.0	LIBOR	3.23%	4.7	$583.9	LIBOR	3.38%	4.5
Cross currency interest rate swaps (net investment hedge)	$243.5	3.95%	.96%	3.2	$32.2	5.54%	5.48%	2.5
Interest rate swaps (cash flow hedge)	$452.8	Various	Various	.6	$300.0	2.33%	LIBOR	.4

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 September		Balance Sheet Location	30 September
		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$12.7	$22.0	Accrued liabilities	$17.0	$33.0
Interest rate management contracts	Other receivables	1.1	5.8	Accrued liabilities	15.6	3.8
	Other noncurrent			Other noncurrent
Forward exchange contracts	assets	64.3	45.0	liabilities	2.5	1.0
	Other noncurrent			Other noncurrent
Interest rate management contracts	assets	48.6	42.4	liabilities	9.5	2.2
Total Derivatives Designated as Hedging Instruments		$126.7	$115.2		$44.6	$40.0
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$.9	$3.0	Accrued liabilities	$2.2	$3.8
Total Derivatives		$127.6	$118.2		$46.8	$43.8

Refer to Note 13, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments.

	Year Ended 30 September
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(14.2)	$6.4	$—	$—	$(7.6)	$(5.6)	$(21.8)	$.8
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	1.3	8.4	—	—	—	—	1.3	8.4
Net (gain) loss reclassified from OCI to other income, net (effective portion)	9.6	1.2	—	—	—	—	9.6	1.2
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.2)	—	—	—	1.4	1.2	1.2	1.2
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.3	.7	—	—	—	—	.3	.7
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$5.8	$9.4	$5.8	$9.4
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$25.0	$5.7	$11.4	$16.9	$(2.1)	$—	$34.3	$22.6
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$(2.4)	$(5.8)	$—	$—	$—	$—	$(2.4)	$(5.8)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate swaps.

(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.

(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 30 September 2012 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $13.8 as of 30 September 2012 and $10.5 as of 30 September 2011. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $90.1 as of 30 September 2012 and $66.1 as of 30 September 2011. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

Other Liabilities

As of 30 September 2011, payables and accrued liabilities on the consolidated balance sheet included $51.0 for the obligation to purchase 25% of the remaining shares of Cryoservice Limited (CSL) in December 2011. CSL was not publicly traded, and therefore, no observable market existed for the shares. The fair value of the outstanding liability was determined using an internally developed valuation model that was based on a multiple of earnings formula. Refer to Note 19, Noncontrolling Interests, for additional information.

The carrying values and fair values of financial instruments were as follows:

30 September	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$77.9	$77.9	$70.0	$70.0
Interest rate management contracts	49.7	49.7	48.2	48.2
Liabilities
Derivatives
Forward exchange contracts	$21.7	$21.7	$37.8	$37.8
Interest rate management contracts	25.1	25.1	6.0	6.0
Long-term debt, including current portion	4,658.5	5,005.9	3,999.7	4,284.5
Other liabilities	—	—	51.0	51.0

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1—Quoted	prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs	that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3—Inputs	that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 September 2012				30 September 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$77.9	$—	$77.9	$—	$70.0	$—	$70.0	$—
Interest rate management contracts	49.7	—	49.7	—	48.2	—	48.2	—
Total Assets at Fair Value	$127.6	$—	$127.6	$—	$118.2	$—	$118.2	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$21.7	$—	$21.7	$—	$37.8	$—	$37.8	$—
Interest rate management contracts	25.1	—	25.1	—	6.0	—	6.0	—
Other liabilities	—	—	—	—	51.0	—	—	51.0
Total Liabilities at Fair Value	$46.8	$—	$46.8	$—	$94.8	$—	$43.8	$51.0

Changes in the fair value of other liabilities, valued using significant unobservable inputs (Level 3), are presented below:

Balance at 30 September 2011	$ 51.0
Expense included in interest expense	.8
Payment to settle liability	(52.1)
Currency translation adjustment	.3
Balance at 30 September 2012	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	30 September 2012				Total 2012 Loss
	Total	Level 1	Level 2	Level 3
Long-lived assets—Cost reduction plan (A)	$2.2	$—	$—	$2.2	$6.0
Long-lived assets—Discontinued operations (B)	27.2	—	—	27.2	33.5

(A)

During the second quarter ended 31 March 2012, long-lived assets held for sale were written down to fair value and the loss was included in the cost reduction plan charge. For additional information, see Note 4, Business Restructuring and Cost Reduction Plans. We quantified the fair value of the assets held for sale using a market approach, based on prices for other market transactions involving comparable assets and our assessment of value considering our knowledge of the markets.

(B)

During the third quarter ended 30 June 2012, the remaining assets of the Homecare business were written down to estimated net realizable value. For additional information, see Note 3, Discontinued Operations. We utilized a market approach to determine the fair value based on our current assessment of the markets for these assets.

14.  DEBT

The tables below summarize our outstanding debt at 30 September 2012 and 2011:

Total Debt

30 September	2012	2011
Short-term borrowings	$633.4	$561.8
Current portion of long-term debt	74.3	72.2
Long-term debt	4,584.2	3,927.5
Total Debt	$5,291.9	$4,561.5

Short-term Borrowings

30 September	2012	2011
Bank obligations	$570.6	$561.8
Short-term borrowings associated with Indura S.A. acquisition	62.8	—
Total Short-term Borrowings	$633.4	$561.8

The weighted average interest rate of short-term borrowings outstanding at 30 September 2012 and 2011 was 1.5% and 2.5%, respectively.

Cash paid for interest, net of amounts capitalized, was $127.6 in 2012, $117.4 in 2011, and $126.9 in 2010.

Long-term Debt

30 September	Maturities	2012	2011
Payable in U.S. Dollars
Debentures
8.75%	2021	$18.4	$18.4
Medium-term Notes (weighted average rate)
Series D 7.3%	2016	32.1	32.1
Series E 7.6%	2026	17.2	17.2
Senior Notes
Note 4.15%	2013	300.0	300.0
Note 2.0%	2016	350.0	350.0
Note 1.2%	2018	400.0	—
Note 4.375%	2019	400.0	400.0
Note 3.0%	2022	400.0	—
Other (weighted average rate)
Variable-rate industrial revenue bonds 0.2%	2021 to 2050	917.1	975.1
Other 2.7%	2013 to 2019	67.8	58.5
Payable in Other Currencies
Eurobonds 4.25%	2012	—	401.6
Eurobonds 3.75%	2014	385.8	401.6
Eurobonds 3.875%	2015	385.8	401.6
RMB Syndicated Credit Facility 4.6%	2015	31.7	—
Eurobonds 4.625%	2017	385.8	401.6
Other 2.6%	2013 to 2018	569.3	241.9
Capital Lease Obligations
United States 5.0%	2013 to 2018	1.5	4.8
Foreign 4.1%	2013 to 2017	1.0	2.7
Less: Unamortized discount		(5.0)	(7.4)
Total Long-term Debt		4,658.5	3,999.7
Less: Current portion of long-term debt		(74.3)	(72.2)
Long-term Debt		$4,584.2	$3,927.5

Maturities of long-term debt in each of the next five years and beyond are as follows:

2013	$374.3
2014	572.5
2015	405.9
2016	432.4
2017	418.4
Thereafter	2,455.0
Total	$4,658.5

On 3 November 2011 we issued a $400.0 senior fixed-rate 3.0% note that matures 3 November 2021. Additionally, on 13 September 2012 we issued a $400.0 senior fixed-rate 1.2% note that matures 15 October 2017.

In relation to the Indura S.A. acquisition, we paid cash consideration in Chilean Pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227). An acquisition financing facility was arranged with Banco Santander, Chile to provide the initial financing required. This was a CLP committed credit facility with a total commitment of CLP390 billion ($778). Of this facility, CLP347 billion ($693) was drawn on 3 July 2012 to fund the business combination and related expenses, and the balance of the commitment was cancelled. This facility was fully repaid on 2 August 2012, primarily with proceeds from U.S. commercial paper issuance. A portion of this commercial paper was subsequently refinanced with the $400 senior fixed-rate 1.2% note described above. Refer to Note 5, Business Combinations, for additional information.

We have obtained the commitment of a number of commercial banks to lend money at market rates. At 30 September 2012, our total multicurrency committed credit facility amounted to $2,170.0 with a maturity date of 30 June 2015. This credit facility includes a financial covenant that requires a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) no greater than 60%. This credit facility provides a source of liquidity and is used to support the issuance of commercial paper. No borrowings were outstanding under this commitment at 30 September 2012. Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($158.7), maturing in June 2015. There are RMB200.0 million ($31.7) in outstanding borrowings under this commitment at 30 September 2012. Additional commitments totaling $400.0 are maintained by our foreign subsidiaries, of which $387.0 was borrowed and outstanding at 30 September 2012.

We have classified the 4.15% senior note maturing in 2013 as long-term debt because we have the ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015. Our current intent is to refinance this debt via the U.S. public or private placement markets.

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

Defined Benefit Pension Plans

Pension benefits earned are generally based on years of service and compensation during active employment. The cost of our defined benefit pension plans included the following components:

	2012		2011		2010
	U.S.	International	U.S.	International	U.S.	International
Service cost	$45.1	$24.1	$43.6	$29.5	$42.5	$24.2
Interest cost	124.2	62.3	122.8	64.2	123.4	60.2
Expected return on plan assets	(178.2)	(66.7)	(179.4)	(68.1)	(164.3)	(64.3)
Amortization
Prior service cost	2.7	.5	2.6	.6	2.7	.7
Actuarial loss	78.6	17.4	63.9	30.9	46.9	19.9
Settlements and curtailments	—	1.4	—	1.0	10.7	.8
Special termination benefits	4.6	2.2	—	.3	(.9)	4.2
Other	—	2.2	—	2.2	—	2.3
Net Periodic Pension Cost	$77.0	$43.4	$53.5	$60.6	$61.0	$48.0

We calculate net periodic pension cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic pension cost:

	2012		2011		2010
	U.S.	International	U.S.	International	U.S.	International
Discount rate	4.9%	5.5%	5.1%	4.9%	5.7%	5.5%
Expected return on plan assets	8.8%	6.6%	8.8%	6.6%	8.8%	7.3%
Rate of compensation increase	4.0%	3.8%	4.0%	3.8%	4.3%	3.7%

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. We recognize pension settlements when payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. We recognized $11.5 of settlement charges in 2010. Special termination benefits for fiscal year 2012 are related to the cost reduction plan initiated in the second quarter.

The projected benefit obligation (PBO) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2012		2011
	U.S.	International	U.S.	International
Discount rate	3.9%	4.3%	4.9%	5.5%
Rate of compensation increase	4.0%	3.4%	4.0%	3.8%

The following table reflects the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets.

	2012		2011
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$2,605.9	$1,159.6	$2,446.2	$1,306.8
Service cost	45.1	24.1	43.6	29.5
Interest cost	124.2	62.3	122.8	64.2
Amendments	1.8	—	.6	—
Actuarial (gain) loss	400.7	182.6	93.3	(183.3)
Curtailments	—	—	—	(.4)
Settlements	—	(4.5)	—	(5.1)
Special termination benefits	4.6	2.2	—	.3
Participant contributions	—	3.5	—	3.7
Benefits paid	(104.4)	(42.2)	(100.6)	(43.0)
Currency translation/other	—	21.0	—	(13.1)
Obligation at End of Year	$3,077.9	$1,408.6	$2,605.9	$1,159.6

Change in Plan Assets
Fair value at beginning of year	$1,844.3	$979.4	$1,727.2	$984.4
Actual return on plan assets	348.8	120.8	36.4	(7.0)
Company contributions	11.1	65.3	181.3	59.7
Participant contributions	—	3.5	—	3.7
Benefits paid	(104.4)	(42.2)	(100.6)	(43.0)
Settlements	—	(4.5)	—	(5.1)
Currency translation/other	—	17.0	—	(13.3)
Fair Value at End of Year	$2,099.8	$1,139.3	$1,844.3	$979.4
Funded Status at End of Year	$(978.1)	$(269.3)	$(761.6)	$(180.2)

Amounts Recognized
Noncurrent assets	$—	$.9	$—	$6.5
Accrued liabilities	(13.5)	—	(10.3)	(23.5)
Noncurrent liabilities	(964.6)	(270.2)	(751.3)	(163.2)
Net Amount Recognized	$(978.1)	$(269.3)	$(761.6)	$(180.2)

The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during 2012 and 2011 consist of the following:

	2012		2011
	U.S.	International	U.S.	International
Net actuarial (gain) loss arising during the period	$230.0	$128.6	$236.5	$(108.8)
Amortization of net actuarial loss	(78.6)	(18.8)	(63.9)	(31.9)
Prior service cost arising during the period	1.8	—	.6	—
Amortization of prior service cost	(2.7)	(.5)	(2.6)	(.6)
Total	$150.5	$109.3	$170.6	$(141.3)

The net actuarial (gain) loss represents the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statement and are included in accumulated other comprehensive loss. Actuarial losses arising during 2012 are primarily attributable to lower discount rates, partially offset by higher than expected actual returns on plan assets. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension cost. Asset gains and losses are primarily amortized on a straight-line basis over a five-year period. Liability gains and losses are amortized over the average remaining service period of participating employees as certain thresholds are met.

The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of:

	2012		2011
	U.S.	International	U.S.	International
Net actuarial loss	$1,434.9	$502.5	$1,283.5	$392.7
Prior service cost	14.0	6.0	14.9	6.5
Net transition liability	—	.4	—	.4
Total	$1,448.9	$508.9	$1,298.4	$399.6

The amount of accumulated other comprehensive loss at 30 September 2012 that is expected to be recognized as a component of net periodic pension cost during fiscal year 2013 is as follows:

	U.S.	International
Net actuarial loss	$116.1	$27.7
Prior service cost	2.6	.4

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

	2012 Target Allocation		2012 Actual Allocation		2011 Actual Allocation
Asset Category	U.S.	International	U.S.	International	U.S.	International
Equity securities	60–80%	54–65%	70%	57%	66%	53%
Debt securities	20–30%	34–44%	24%	39%	28%	43%
Real estate/other	0–10%	0–2%	5%	1%	5%	2%
Cash	—	—	1%	3%	1%	2%
Total			100%	100%	100%	100%

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

The following table summarizes pension plan assets measured at fair value by asset class (see Note 13, Fair Value Measurements, for definition of the levels):

	30 September 2012				30 September 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$9.9	$9.9	$—	$—	$9.2	$9.2	$—	$—
Equity securities	645.3	645.3	—	—	537.2	537.2	—	—
Equity mutual funds	446.0	446.0	—	—	138.3	138.3	—	—
Equity pooled funds	370.9	—	370.9	—	543.9	—	543.9	—
Fixed income:
Bonds (government and corporate)	13.8	—	13.8	—	18.7	—	18.7	—
Mortgage and asset-backed securities	12.7	—	12.7	—	23.5	—	23.5	—
Mutual funds	23.6	23.6	—	—	37.8	37.8	—	—
Pooled funds	462.6	—	462.6	—	434.4	—	434.4	—
Real estate pooled funds	115.0	—	—	115.0	101.3	—	—	101.3
Total U.S. Qualified Pension Plans	$2,099.8	$1,124.8	$860.0	$115.0	$1,844.3	$722.5	$1,020.5	$101.3
International Pension Plans
Cash and cash equivalents	$37.8	$37.8	$—	$—	$18.0	$18.0	$—	$—
Equity pooled funds	642.6	—	642.6	—	524.0	—	524.0	—
Fixed income pooled funds	375.9	—	375.9	—	340.8	—	340.8	—
Other pooled funds	19.5	—	10.8	8.7	25.0	—	8.3	16.7
Insurance contracts	63.5	—	—	63.5	71.6	—	—	71.6
Total International Pension Plans	$1,139.3	$37.8	$1,029.3	$72.2	$979.4	$18.0	$873.1	$88.3

The following table summarizes changes in fair value of the pension plan assets classified as Level 3, by asset class:

	Real Estate Pooled Funds	Other Pooled Funds	Insurance Contracts	Total
30 September 2010	$77.0	$17.9	$76.1	$171.0
Actual return on plan assets:
Assets held at end of year	15.3	(.5)	.3	15.1
Assets sold during the period	—	.4	—	.4
Purchases, sales, and settlements, net	9.0	(1.1)	(4.8)	3.1
30 September 2011	$101.3	$16.7	$71.6	$189.6
Actual return on plan assets:
Assets held at end of year	13.7	(1.1)	(1.0)	11.6
Assets sold during the period	—	.3	—	.3
Purchases, sales, and settlements, net	—	(7.2)	(7.1)	(14.3)
30 September 2012	$115.0	$8.7	$63.5	$187.2

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

Real Estate Pooled Funds

Funds are classified as Level 3 assets, as they are carried at the estimated fair value of the underlying properties. Estimated fair value is calculated utilizing a combination of key inputs, such as revenue and expense growth rates, terminal capitalization rates, and discount rates. These key inputs are consistent with practices prevailing within the real estate investment management industry.

Other Pooled Funds

Securities classified as Level 2 assets are valued at the NAV of the shares held at year end, which is based on the fair value of the underlying investments. Securities and interests classified as Level 3 are carried at the estimated fair value of the underlying investments. The underlying investments are valued based on bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other uncorroborated data, including counterparty credit quality, default risk, discount rates, and the overall capital market liquidity.

Insurance Contracts

Insurance contracts are classified as Level 3 assets, as they are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company.

We anticipate contributing approximately $275 to the defined benefit pension plans in 2013.

Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2013	$112.8	$45.9
2014	118.3	46.3
2015	125.4	50.4
2016	133.4	51.2
2017	142.7	53.3
2018–2022	836.7	362.2

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $4,012.6 and $3,379.5 at the end of 2012 and 2011, respectively.

The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	30 September 2012		30 September 2011
	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$3,077.9	$1,383.3	$2,605.9	$1,015.9
Fair value of plan assets	2,099.8	1,113.2	1,844.3	828.9
Pension Plans with ABO in Excess of Plan Assets:
ABO	$2,738.6	$1,249.1	$2,316.5	$923.2
Fair value of plan assets	2,099.8	1,113.2	1,844.3	816.9

Included in the tables above are several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans for 2012 were $166.5 and $190.5, respectively.

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

We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of the Company’s common stock in the ESOP totaled 4,715,741 as of 30 September 2012.

We match a portion of the participants’ contributions to the RSP and other various worldwide defined contribution plans. Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in 2012, 2011, and 2010 were $33.9, $31.3, and $30.8, respectively.

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

The cost of our other postretirement benefit plans includes the following components:

	2012	2011	2010
Service cost	$4.5	$5.7	$4.7
Interest cost	3.9	3.3	4.6
Amortization
Prior service credit	—	—	(.1)
Actuarial loss	2.9	3.8	2.9
Net Periodic Postretirement Cost	$11.3	$12.8	$12.1

We calculate net periodic postretirement cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The discount rate assumption used in the calculation of net periodic postretirement cost for 2012, 2011, and 2010 was 3.7%, 2.8%, and 4.2%, respectively.

We measure the other postretirement benefits as of 30 September. The discount rate assumption used in the calculation of the accumulated postretirement benefit obligation was 1.9% and 3.7% for 2012 and 2011, respectively.

The following table reflects the change in the accumulated postretirement benefit obligation and the amounts recognized in the consolidated balance sheets:

	2012	2011
Obligation at beginning of year	$113.8	$120.9
Service cost	4.5	5.7
Interest cost	3.9	3.3
Actuarial (gain) loss	10.2	(2.5)
Benefits paid	(12.5)	(13.6)
Obligation at End of Year	$119.9	$113.8

Amounts Recognized
Accrued liabilities	$12.6	$12.8
Noncurrent liabilities	107.3	101.0

The changes in benefit obligation that have been recognized in other comprehensive income on a pretax basis during 2012 and 2011 for our other postretirement benefit plans consist of the following:

	2012	2011
Net actuarial (gain) loss arising during the period	$10.2	$(2.5)
Amortization of net actuarial loss	(2.9)	(3.8)
Total	$7.3	$(6.3)

The net actuarial loss recognized in accumulated other comprehensive loss on a pretax basis was $36.5 at 30 September 2012 and $29.2 at 30 September 2011. Of the 30 September 2012 actuarial loss, it is estimated that $4.2 will be amortized into net periodic postretirement cost over fiscal year 2013.

The assumed healthcare trend rates are as follows:

	2012	2011
Healthcare trend rate	8.0%	8.0%
Ultimate trend rate	5.0%	5.0%
Year the ultimate trend rate is reached	2019	2015

The effect of a change in the healthcare trend rate is slightly tempered by a cap on the average retiree medical cost. The impact of a one percentage point change in the assumed healthcare cost trend rate on net periodic postretirement cost and the obligation is not material.

Projected benefit payments are as follows:

2013	$12.8
2014	12.7
2015	12.6
2016	12.7
2017	12.4
2018–2022	53.6

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

16.  COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $88 at 30 September 2012) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $88 at 30 September 2012) plus interest accrued thereon until final disposition of the proceedings.

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

While we do not expect that any sums we may have to pay in connection with this or any other legal proceeding would have a material adverse effect on our consolidated financial position or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies. The consolidated balance sheets at 30 September 2012 and 2011 included an accrual of $87.5 and $82.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $87 to a reasonably possible upper exposure of $101 as of 30 September 2012.

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

PACE

At 30 September 2012, $34.1 of the environmental accrual was related to the Pace facility.

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

We have implemented many of the remedial corrective measures at the Pace, Florida facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, we completed a focused feasibility study that appears to have identified new and alternative approaches that should more effectively remove contaminants and achieve the targeted remediation goals. We continue to review the new approaches with the FDEP.

PIEDMONT

At 30 September 2012, $20.3 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 September 2012, $7.9 of the environmental accrual was related to the Paulsboro site.

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

PASADENA

At 30 September 2012, $13.0 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our PUI production facility in Pasadena, Texas. In shutting down and dismantling the facility, we will undertake certain remediation obligations related to soil and groundwater contaminants. We have been pumping and treating the groundwater to control off-site migration of contaminated groundwater in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ), for which we had a previously established accrual of $4.0. We estimate that we will continue this program for 30 years subsequent to the shutdown of the PUI production facility. In addition, we will perform additional work to address other environmental obligations at the site. This additional work includes addressing the RCRA permitted hazardous waste management units, investigating other potential solid waste management units, performing post closure care for two closed RCRA surface impoundment units and establishing engineering controls. The total exposure at this site is expected to be $13.0.

Guarantees and Warranties

We are a party to certain guarantee agreements, including debt guarantees of equity affiliates and equity support agreements. These guarantees are contingent commitments that are related to activities of our primary businesses.

We have guaranteed repayment of some additional borrowings of certain unconsolidated equity affiliates. At 30 September 2012, these guarantees have terms in the range of one to nine years, with maximum potential payments of $12.9.

We have entered into an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which we own 50%. At 30 September 2012, maximum potential payments under joint and several guarantees were $54.7. Exposures under the guarantee decline over time and will be completely extinguished by 2024.

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

We do not expect that any sum we may have to pay in connection with guarantees and warranties will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Put Option Agreements

In 2002, we entered into a put option agreement as part of the purchase of an additional interest in San Fu Gas Company, Ltd., renamed Air Products San Fu Company, Ltd. (San Fu), an industrial gas company in Taiwan. Currently, we have an ownership interest of 74% in San Fu. Put options were issued which give other shareholders the right to sell San Fu stock to us at market price when exercised. The options are effective through January 2015 and allow for the sale of all stock owned by other shareholders to us. We account for put options as contingent liabilities to purchase an asset. Since the inception of these agreements and through 30 September 2012, we determined that we were not certain that these options would be exercised by the other shareholders. The estimated U.S. dollar price of purchasing the stock owned by other shareholders based on the exchange rate at 30 September 2012 would be approximately $290.

In July 2012, we entered into an agreement that provides the largest minority shareholder of Indura S.A. a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest (approximately 16.3 million shares) during the two-year period beginning on 1 July 2015. We determined that the put option is embedded within minority interest shares that are subject to the put option. Therefore, the put option is accounted for within “Redeemable Noncontrolling Interest” in our consolidated balance sheets as of 30 September 2012. Refer to Note 5, Business Combinations, and Note 19, Noncontrolling Interests, for further details.

Purchase Obligations

We are obligated to make future payments under unconditional purchase obligations as summarized below:

2013	$ 780
2014	153
2015	144
2016	143
2017	119
Thereafter	588
Total	$1,927

Approximately $800 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations.

The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers. We have a supply agreement for the purchase of silane gas that is not matched to a customer sales contract having terms extending to ten years. In the fourth quarter of 2012, we made an offer to terminate the contract; however, no settlement has been reached. Refer to Note 4, Business Restructuring and Cost Reduction Plans, for additional information. In addition, purchase commitments to spend approximately $592 for additional plant and equipment are included in the unconditional purchase obligations in 2013.

17.  CAPITAL STOCK

Authorized capital stock consists of 25 million preferred shares with a par value of $1 per share, none of which was outstanding at 30 September 2012, and 300 million shares of common stock with a par value of $1 per share.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During fiscal year 2012, we purchased .6 million of our outstanding shares at a cost of $53.1. At 30 September 2012, $946.9 in share repurchase authorization remains. During fiscal year 2011, we purchased 7.4 million of our outstanding shares at a cost of $649.2, which completed our 2007 $1,000 share repurchase program.

The following table reflects the changes in common shares:

Year ended 30 September	2012	2011	2010
Number of Common Shares Outstanding
Balance, beginning of year	210,185,256	213,802,865	211,260,264
Purchase of treasury shares	(594,916)	(7,433,612)	—
Issuance of treasury shares for stock option and award plans	2,885,540	3,816,003	2,542,601
Balance, end of year	212,475,880	210,185,256	213,802,865

18.  SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 September 2012, there were 3,956,486 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

	2012	2011	2010
Cost of sales	$4.7	$3.8	$4.0
Selling and administrative	37.4	39.5	42.5
Research and development	1.3	1.5	2.1
Business restructuring and cost reduction plans	.4	—	—
Before-Tax Share-Based Compensation Cost	43.8	44.8	48.6
Income tax benefit	(15.7)	(17.1)	(18.3)
After-Tax Share-Based Compensation Cost	$28.1	$27.7	$30.3

The amount of share-based compensation cost capitalized in 2012, 2011, and 2010 was not material.

Total before-tax share-based compensation cost by type of program was as follows:

	2012	2011	2010
Stock options	$22.1	$21.4	$25.0
Deferred stock units	19.5	20.8	21.5
Restricted stock	2.2	2.6	2.1
Before-Tax Share-Based Compensation Cost	$43.8	$44.8	$48.6

Stock Options

We have granted awards of options to purchase common stock to executives and selected employees. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years, and remain exercisable for ten years from the date of grant.

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

Fair value was determined using the assumptions noted in the table below. Expected volatility and expected dividend yield for fiscal year 2012 and 2011 valuations using the Black Scholes model are based on actual historical experience of our stock and dividends over the historical period equal to the expected life. Expected volatility and expected dividend yield for fiscal year 2010 valuations using the lattice-based valuation model were based on actual historical experience of our stock and dividends over the historical period equal to the option term. The expected life represents the period of time that options granted are expected to be outstanding based on an analysis of Company-specific historical exercise data. The range given below results from certain groups of employees exhibiting different behavior. Groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury Strips with terms equal to the expected time of exercise as of the grant date.

	2012	2011	2010
Expected volatility	29.0%–30.4%	29.2%–30.0%	32.6%
Expected dividend yield	2.3%	2.2%	2.1%
Expected life (in years)	7.3–9.0	7.0–8.7	6.8–8.0
Risk-free interest rate	1.7%–2.1%	2.4%–2.9%	2.9%–3.3%

The weighted average grant-date fair value of options granted during 2012, 2011, and 2010 was $21.43, $23.83, and $25.94, per option, respectively.

A summary of stock option activity is presented below:

Stock Options	Shares (000)	Weighted Average Exercise Price
Outstanding at 30 September 2011	13,570	$62.55
Granted	1,090	82.65
Exercised	(2,675)	46.15
Forfeited	(150)	87.41
Outstanding at 30 September 2012	11,835	$67.79
Exercisable at 30 September 2012	9,907	$64.57

Stock Options	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at 30 September 2012	4.6	$199
Exercisable at 30 September 2012	3.8	$199

The aggregate intrinsic value represents the amount by which our closing stock price of $82.70 as of 28 September 2012 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during 2012, 2011, and 2010 was $110.6, $180.8, and $92.4, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of 30 September 2012, there was $9.4 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises during 2012 was $124.3. The total tax benefit realized from stock option exercises in 2012 was $38.1, of which $26.4 was the excess tax benefit.

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

Deferred Stock Units	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2011	1,505	$68.85
Granted	264	82.97
Paid out	(271)	77.99
Forfeited/adjustments	(82)	79.98
Outstanding at 30 September 2012	1,416	$69.09

Cash payments made for deferred stock units were $1.8, $1.0, and $1.4 in 2012, 2011, and 2010, respectively. As of 30 September 2012, there was $26.2 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of deferred stock units paid out during 2012, 2011, and 2010, including shares vested in prior periods, was $22.0, $26.3, and $26.2, respectively.

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

Restricted Stock	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2011	154	$74.59
Granted	34	82.64
Vested	(26)	93.19
Forfeited	(19)	70.89
Outstanding at 30 September 2012	143	$73.61

As of 30 September 2012, there was $1.6 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock vested during 2012, 2011, and 2010 was $2.0, $1.6 and $1.0, respectively.

19.  NONCONTROLLING INTERESTS

INDURA S.A.

Redeemable Noncontrolling Interest

The largest minority shareholder in Indura S.A. has the right to exercise a put option to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). We determined that the put option is embedded within the minority interest shares that are subject to the put option. The redemption feature requires classification of the minority shareholder’s interest in the consolidated balance sheet outside of equity under the caption “Redeemable Noncontrolling Interest.”

The redeemable noncontrolling interest of Indura S.A. was recorded on the acquisition date based on the estimated fair value of the shares including the embedded put option. As Indura S.A. shares are not publicly traded, the fair value of the shares was estimated based on trading multiples for similar companies in the Chilean stock market and recent transactions. The fair value of the put option was estimated using standard equity option pricing techniques, expected dividend payouts, and assumptions that market participants would use regarding equity volatility and the risk free rate of return. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within capital in excess of par value.

The following is a rollforward of the redeemable noncontrolling interest:

Balance at 30 September 2011	$ —
Indura acquisition	374.1
Net loss	(2.4)
Currency translation adjustment	20.8
Balance at 30 September 2012	$392.5

Noncontrolling Interest

Approximately 2.7% of Indura S.A.’s shares, or $15.4 in net assets, are included in noncontrolling interests within equity on our consolidated balance sheets at 30 September 2012. This noncontrolling interest was recorded on the acquisition date at fair value, which was estimated based on the price per share that was paid for the minority shares acquired during the initial purchase transaction.

Refer to Note 5, Business Combinations, for additional information on the Indura S.A. transaction.

CRYOSERVICES LIMITED

In June 2010, we entered into agreements to increase our ownership percentage from 72% to 97% of CryoService Limited (CSL), a cryogenic and specialty gases company in the U.K. As a result of this arrangement, we reduced the noncontrolling interest for the 25% purchase obligation and recorded an estimated liability based on a multiple of earnings formula. As the purchase of the noncontrolling interest did not result in a change of control, the difference between the carrying value of the 25% noncontrolling interest and the liability recognized was recorded as a $28.3 reduction in capital in excess of par value.

In the first quarter of 2011, we revised our initial estimate of the liability and recorded an adjustment of $6.1 to the liability and capital in excess of par. At 30 September 2011, the liability amounted to $51.0 and was reported in payables and accrued liabilities on the consolidated balance sheets as indicated in Note 22, Supplemental Information.

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

The following table presents the effect of changes in ownership interests in subsidiaries on Air Products shareholder’s equity:

	2012	2011	2010
Net income attributable to Air Products	$1,167.3	$1,224.2	$1,029.1
Transfers to noncontrolling interests
Decrease in Air Products capital in excess of par value for purchase of noncontrolling interests	(4.4)	(6.1)	(28.3)
Changes in equity resulting from net income attributable to Air Products and transfers to noncontrolling interests	$1,162.9	$1,218.1	$1,000.8

20.  EARNINGS PER SHARE

The calculation of basic and diluted earnings per share (EPS) is as follows:

30 September	2012	2011	2010
Numerator
Income from continuing operations	$999.2	$1,134.3	$941.6
Income from discontinued operations	168.1	89.9	87.5
Net Income Attributable to Air Products	$1,167.3	$1,224.2	$1,029.1

Denominator (in millions)
Weighted average number of common shares outstanding	211.2	213.0	212.2
Effect of dilutive securities
Employee stock options	2.6	3.7	3.9
Other award plans	.9	.9	1.0
	3.5	4.6	4.9
Weighted average number of common shares outstanding assuming dilution	214.7	217.6	217.1

Basic EPS Attributable to Air Products
Income from continuing operations	$4.73	$5.33	$4.44
Income from discontinued operations	.80	.42	.41
Net Income Attributable to Air Products	$5.53	$5.75	$4.85

Diluted EPS Attributable to Air Products
Income from continuing operations	$4.66	$5.22	$4.34
Income from discontinued operations	.78	.41	.40
Net Income Attributable to Air Products	$5.44	$5.63	$4.74

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 3.6 million shares, 2.1 million shares, and 2.2 million shares were antidilutive and therefore excluded from the computation of diluted EPS for 2012, 2011, and 2010, respectively.

21.  INCOME TAXES

The following table shows the components of the provision for income taxes:

	2012	2011	2010
Federal
Current	$43.1	$14.7	$100.5
Deferred	76.5	181.6	47.4
	119.6	196.3	147.9
State
Current	9.6	20.1	2.7
Deferred	4.0	2.6	4.3
	13.6	22.7	7.0
Foreign
Current	173.9	153.8	113.5
Deferred	(19.8)	2.5	37.3
	154.1	156.3	150.8
	$287.3	$375.3	$305.7

The significant components of deferred tax assets and liabilities are as follows:

30 September	2012	2011
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$520.4	$513.5
Tax loss carryforwards	57.4	43.7
Tax credits	52.8	49.6
Reserves and accruals	188.9	95.2
Asset impairment	25.4	8.6
Currency losses	—	28.7
Other	43.2	58.8
Valuation allowance	(36.6)	(28.6)
Deferred Tax Assets	851.5	769.5
Gross Deferred Tax Liabilities
Plant and equipment	1,089.5	995.8
Investment in partnerships	5.4	7.3
Currency gains	20.3	—
Unremitted earnings of foreign entities	71.9	59.2
Intangible assets	135.3	28.2
Other	4.8	15.9
Deferred Tax Liabilities	1,327.2	1,106.4
Net Deferred Income Tax Liability	$475.7	$336.9

Deferred tax assets and liabilities are included within the consolidated financial statements as:

	2012	2011
Deferred Tax Assets
Other receivables and current assets	$129.0	$103.1
Other noncurrent assets	73.7	123.6
Total Deferred Tax Assets	202.7	226.7
Deferred Tax Liabilities
Payables and accrued liabilities	7.6	5.4
Deferred income taxes	670.8	558.2
Total Deferred Tax Liabilities	678.4	563.6
Net Deferred Income Tax Liability	$475.7	$336.9

The increase in net deferred income tax liability primarily resulted from current year business combinations. Refer to Note 5, Business Combinations for additional information.

Foreign and state loss carryforwards as of 30 September 2012 were $170.6 and $311.2, respectively. The foreign losses have expiration periods beginning in fiscal year 2013. Some of the foreign operations operate in jurisdictions with unlimited carryforward periods. State operating loss carryforwards have expiration periods that range between fiscal year 2013 and 2032.

The net change in the valuation allowance was an increase of $8.0 for the year ended 30 September 2012. The valuation allowance as of 30 September 2012 primarily relates to the tax loss carryforwards referenced above. If events warrant the reversal of the $36.6 valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings will be sufficient to utilize our deferred tax asset, net of existing valuation allowance, at 30 September 2012.

Income tax payments, net of refunds, were $255.7 in 2012, $159.9 in 2011, and $190.7 in 2010.

Major differences between the United States federal statutory tax rate and the effective tax rate are:

(Percent of income before taxes)	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	.7	1.0	.3
Income from equity affiliates	(4.0)	(3.3)	(3.3)
Foreign taxes and credits	(8.6)	(7.1)	(8.4)
Domestic production activities	(.9)	(.6)	(.7)
Tax audit settlements and adjustments	(1.1)	(1.1)	—
Donation of investments	—	—	(.4)
Other	.8	.4	1.5
Effective Tax Rate	21.9%	24.3%	24.0%

The following table summarizes the income of U.S. and foreign operations, before taxes:

	2012	2011	2010
Income from Continuing Operations before Taxes
United States	$518.6	$625.5	$464.5
Foreign	640.1	767.1	681.3
Income from equity affiliates	153.8	154.3	126.9
Total	$1,312.5	$1,546.9	$1,272.7

We record U.S. income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are permanently reinvested in the companies that produced them. These cumulative undistributed earnings that are considered to be permanently reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $5,278.2 at the end of 2012. As more than 90% of the undistributed earnings are in countries with a statutory tax rate of 24% or higher, we do not generate a disproportionate amount of taxable income in countries with very low tax rates. An estimated $1,332.5 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends after payment of all deferred taxes.

At 30 September 2012 and 2011, we had $110.8 and $126.4 of unrecognized tax benefits, excluding interest and penalties, of which $56.9 and $93.1, respectively, would impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $(26.1) in 2012, $(2.4) in 2011, and $5.5 in 2010. Our accrued balance for interest and penalties was $7.2 and $33.3 in 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	2012	2011	2010
Balance at beginning of year	$126.4	$197.8	$163.1
Additions for tax positions of the current year	44.5	16.3	31.8
Additions for tax positions of prior years	2.3	5.7	12.9
Reductions for tax positions of prior years	(46.9)	(72.4)	(1.0)
Settlements	(11.0)	(15.6)	—
Statute of limitations expiration	(3.7)	(4.8)	(6.1)
Foreign currency translation	(.8)	(.6)	(2.9)
Balance at End of Year	$110.8	$126.4	$197.8

We were challenged by the Spanish tax authorities over income tax deductions taken by certain of our Spanish subsidiaries during fiscal years 2005–2011. Although we continue to believe that all positions taken were compliant with applicable laws, in November 2011 we reached a settlement with the Spanish tax authorities for €41.3 million ($56) in resolution of all tax issues under examination. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had a 3.3% impact on our effective tax rate for the fiscal year ended 30 September 2012. The cash payment for the settlement was principally paid in January 2012. As a result of this settlement, we recorded a reduction in unrecognized tax benefits of $6.4 for tax positions taken in prior years and $11.0 for settlements.

As of 30 September 2011, our unrecognized tax benefits included an amount related to certain transactions of a Spanish subsidiary for years 1991 and 1992, a period before we controlled this subsidiary. In March 2009, the Spanish appeals court (Audiencia Nacional) ruled in favor of our Spanish subsidiary. The Spanish government appealed this court decision to the Spanish Supreme Court, and as a result, we did not reverse the liability accrued for these unrecognized tax benefits. On 25 January 2012, the Spanish Supreme Court released its decision affirming the decision of the Audiencia Nacional in favor of our Spanish subsidiary. As a result, in the second quarter of 2012, we recorded a reduction in income tax expense of $58.3 ($.27 per share), including interest and penalties, and a reduction in unrecognized tax benefits. The reduction in income tax expense had a 4.4% impact on our effective tax rate for the fiscal year ended 30 September 2012. As a result of this ruling, unrecognized tax benefits decreased $38.3 for tax positions of prior years.

During the third quarter of 2012, our unrecognized tax benefits increased $33.3 as a result of certain tax positions taken in conjunction with the disposition of our Homecare business. For additional information, see Note 3, Discontinued Operations.

In the third quarter of 2011, a U.S. Internal Revenue Service audit over tax years 2007 and 2008 was completed, resulting in a decrease in unrecognized tax benefits of $36.0 and a favorable impact to earnings of $23.9. This included a tax benefit of $8.9 or $.04 per share, recognized in income from discontinued operations for fiscal year 2011, as it relates to the previously divested U.S. Healthcare business.

We are also currently under examination in a number of other tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time.

We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States	2009–2012
Canada	2007–2012
Europe
United Kingdom	2009–2012
Germany	2006–2012
Netherlands	2006–2012
Poland	2007–2012
Spain	2009–2012
Asia
China	2007–2012
Taiwan	2007–2012
Korea	2007–2012

22.  SUPPLEMENTAL INFORMATION

Other Receivables and Current Assets
30 September	2012	2011
Deferred tax assets	$129.0	$103.1
Derivative instruments	14.7	30.8
Other receivables	126.3	87.1
Current capital lease receivables	62.0	47.1
Other	10.0	1.1
	$342.0	$269.2

Other Noncurrent Assets
30 September	2012	2011
Restricted cash	$—	$77.2
Derivative instruments	112.9	87.4
Other long-term receivables	47.8	43.7
Deferred tax assets	73.7	123.6
Other	159.2	146.3
	$393.6	$478.2

Payables and Accrued Liabilities
30 September	2012	2011
Trade creditors	$1,004.9	$793.6
Customer advances	155.0	136.0
Accrued payroll and employee benefits	137.7	204.5
Pension benefits	13.5	33.8
Dividends payable	136.0	121.9
Outstanding payments in excess of certain cash balances	26.3	36.8
Accrued interest expense	48.4	51.3
Derivative instruments	34.8	40.6
Liability related to purchase of shares from noncontrolling interests	10.6	51.0
Contract actions associated with business restructuring	100.0	—
Severance and other costs associated with business restructuring and cost reduction plans	89.4	—
Other	171.1	130.2
	$1,927.7	$1,599.7

Other Noncurrent Liabilities
30 September	2012	2011
Pension benefits	$1,234.8	$914.5
Postretirement benefits	107.3	101.0
Other employee benefits	123.0	100.2
Contingencies related to uncertain tax positions	112.1	154.1
Advance payments	32.7	34.9
Environmental liabilities	80.3	75.1
Contingent proceeds subject to Homecare retenders	140.8	—
Derivative instruments	12.0	3.2
Asset retirement obligations	71.2	63.4
Other	66.7	53.6
	$1,980.9	$1,500.0

Accumulated Other Comprehensive Income (Loss)
30 September	2012	2011	2010
Net unrealized holding gain on investments	$—	$—	$20.7
Net unrecognized loss on derivatives qualifying as hedges	(18.9)	(9.5)	(21.9)
Foreign currency translation adjustments	(38.8)	(130.9)	(44.1)
Pension and postretirement benefits	(1,291.1)	(1,113.0)	(1,114.1)
	$(1,348.8)	$(1,253.4)	$(1,159.4)

Other Income (Expense), Net
30 September	2012	2011	2010
Technology and royalty income	$22.9	$24.3	$19.0
Interest income	5.4	5.7	3.4
Foreign exchange	1.1	(8.6)	4.0
Sale of assets and investments	8.4	14.6	16.4
Amortization of intangibles	(3.5)	(5.5)	(8.4)
Government grants	15.2	9.5	—
Other	(2.4)	1.7	8.5
	$47.1	$41.7	$42.9

Customer Bankruptcy

As a result of events which occurred during the fourth quarter of 2012, we recognized a charge of $9.8 ($6.1 after-tax, or $.03 per share) primarily related to the write-off of onsite assets due to a customer bankruptcy and mill shutdown. The customer, which primarily received products from the Tonnage Gases segment, filed for bankruptcy in May 2012. Sales and operating income associated with this customer are not material to the Tonnage Gases segment’s results. We do not expect to recognize additional charges related to this customer.

In April 2010, one of our customers emerged from bankruptcy proceedings. We received a final settlement in the amount of $22.4, of which $16.0 was applied against the remaining outstanding receivables. Income of $6.4 ($4.0 after-tax, or $.02 per share) was recognized for the recovery of certain receivables that had been previously written off.

Liability Related to Purchase of Shares from Noncontrolling Interests

We have an obligation to purchase 2% of the remaining shares of Indura S.A. within twelve months of the acquisition date for CLP5.0 billion ($10.6). Indura S.A. is not publicly traded, and therefore, no observable market exists for the shares. We used a market approach to estimate the fair value of the outstanding liability that was based on a multiple of current earnings formula, including market participant considerations. This liability was reported in payables and accrued liabilities on the consolidated balance sheet as of 30 September 2012. Refer to Note 5, Business Combinations, for additional information on this transaction.

As of 30 September 2011, payables and accrued liabilities on the consolidated balance sheet included $51.0 for the obligation to purchase 25% of the remaining shares of Cryoservice Limited (CSL) in December 2011. CSL is not publicly traded, and therefore, no observable market exists for the shares. The fair value of the outstanding liability was determined using an internally developed valuation model that was based on a multiple of earnings formula. Refer to Note 19, Noncontrolling Interests, for additional information.

23.  SUMMARY BY QUARTER (UNAUDITED)

These tables summarize the unaudited results of operations for each quarter of 2012 and 2011:

2012		First	Second	Third	Fourth	Total
Sales		$2,321.5	$2,344.3	$2,340.1	$2,605.8	$9,611.7
Gross profit		599.2	628.5	649.3	682.8	2,559.8
Business restructuring and cost reduction plans (A)		—	86.8	—	240.6	327.4
Gain on previously held equity interest (B)		—	—	85.9	—	85.9
Customer bankruptcy (C)		—	—	—	9.8	9.8
Operating income		353.8	287.9	482.8	157.9	1,282.4
Net income		256.3	302.2	492.5	142.3	1,193.3
Net Income attributable to Air Products
Income from continuing operations		225.9	279.0	357.2	137.1	999.2
Income from discontinued operations		22.2	17.0	127.3	1.6	168.1
Net Income attributable to Air Products		248.1	296.0	484.5	138.7	1,167.3
Basic EPS attributable to Air Products
Income from continuing operations		1.07	1.32	1.69	.65	4.73
Income from discontinued operations		.11	.08	.60	.01	.80
Net income per common share		1.18	1.40	2.29	.66	5.53
Diluted EPS attributable to Air Products
Income from continuing operations		1.06	1.30	1.66	.64	4.66
Income from discontinued operations		.10	.08	.60	.01	.78
Net income per common share		1.16	1.38	2.26	.65	5.44
Dividends declared per common share		.58	.64	.64	.64	2.50
Market price per common share:	High	90.20	92.48	92.79	85.83
	Low	72.26	85.60	76.11	77.21

2011		First	Second	Third	Fourth	Total
Sales		$2,292.5	$2,403.0	$2,472.0	$2,506.2	$9,673.7
Gross profit		622.9	654.8	646.3	651.4	2,575.4
Net loss on Airgas transaction (D)		43.5	5.0	—	—	48.5
Operating income		331.2	393.8	387.7	395.4	1,508.1
Net income		275.9	311.5	335.0	339.1	1,261.5
Net Income attributable to Air Products
Income from continuing operations		247.4	285.7	297.0	304.2	1,134.3
Income from discontinued operations		21.2	18.6	29.5	20.6	89.9
Net Income attributable to Air Products		268.6	304.3	326.5	324.8	1,224.2
Basic EPS attributable to Air Products
Income from continuing operations		1.15	1.34	1.40	1.44	5.33
Income from discontinued operations		.10	.08	.14	.10	.42
Net income per common share		1.25	1.42	1.54	1.54	5.75
Diluted EPS attributable to Air Products
Income from continuing operations		1.13	1.31	1.37	1.41	5.22
Income from discontinued operations		.10	.08	.13	.10	.41
Net income per common share		1.23	1.39	1.50	1.51	5.63
Dividends declared per common share		.49	.58	.58	.58	2.23
Market price per common share:	High	91.39	95.00	96.00	98.00
	Low	80.90	83.22	89.18	74.58

(A)	For additional information, see Note 4, Business Restructuring and Cost Reduction Plans.

(B)	For additional information, see Note 5, Business Combinations.

(C)	For additional information, see Note 22, Supplemental Information.

(D)	For additional information, see Note 6, Airgas Transaction.

24.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Merchant Gases

The Merchant Gases segment sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen and helium (purchased or refined from crude helium); and medical and specialty gases, along with certain services and equipment, throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, healthcare, steel, general manufacturing, and petroleum and natural gas industries. There are four principal types of products: liquid bulk, packaged gases and hardgoods, and small on-site plants. Most merchant product is delivered via bulk supply, in liquid or gaseous form, by tanker or tube trailer. Smaller quantities of industrial and specialty gases are delivered in cylinders and dewars as “packaged gases,” or through small on-sites (cryogenic or noncryogenic generators). Electricity is the largest cost component in the production of atmospheric gases. Natural gas is also an energy source at a number of our Merchant Gases facilities. We mitigate energy and natural gas prices through pricing formulas and surcharges. The Merchant Gases segment also includes our share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in Mexico, Italy, South Africa, India, Saudi Arabia, and Thailand. Merchant Gases competes worldwide against global industrial gas companies and several regional sellers. Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications.

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

Equipment and Energy

The Equipment and Energy segment designs and manufactures cryogenic and gas processing equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution, and serves energy markets in a variety of ways. Equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. Energy markets are served through our operation and partial ownership of cogeneration and flue gas desulfurization facilities. In addition, we are developing hydrogen as an energy carrier, waste-to-energy facilities to produce electricity, carbon capture technologies for a variety of industrial and power applications, and oxygen-based technologies to serve energy markets in the future. Equipment and Energy competes with a large number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

Other

Other operating income (loss) includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses and costs previously allocated to businesses now reported as discontinued operations. Also included are LIFO inventory adjustments, as the business segments use FIFO and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments.

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

Business Segment

Sales to External Customers	2012	2011	2010
Merchant Gases	$3,662.4	$3,664.9	$3,308.4
Tonnage Gases	3,206.7	3,316.7	2,930.8
Electronics and Performance Materials	2,322.5	2,291.5	1,904.7
Equipment and Energy	420.1	400.6	472.2
Segment and Consolidated Totals	$9,611.7	$9,673.7	$8,616.1

Operating Income	2012	2011	2010
Merchant Gases	$644.0	$668.9	$632.2
Tonnage Gases	512.0	503.1	444.2
Electronics and Performance Materials (A)	425.6	361.1	251.8
Equipment and Energy	44.6	62.8	67.3
Segment total	$1,626.2	$1,595.9	$1,395.5
Business restructuring and cost reduction plans (B)	(327.4)	—	—
Net loss on Airgas transaction	—	(48.5)	(96.0)
Customer bankruptcy	(9.8)	—	6.4
Pension settlement	—	—	(11.5)
Other (C)	(6.6)	(39.3)	(26.7)
Consolidated Total	$1,282.4	$1,508.1	$1,267.7

(A)	Includes the gain on remeasuring our previously held equity interest in DA NanoMaterials. For additional information, see Note 5, Business Combinations.

(B)	Information about how this charge related to the businesses at the segment level is discussed in Note 4, Business Restructuring and Cost Reduction Plans.

(C)	Includes stranded costs resulting from discontinued operations.

Business Segment

Depreciation and Amortization	2012	2011	2010
Merchant Gases	$363.2	$356.9	$341.3
Tonnage Gases	320.4	310.9	303.0
Electronics and Performance Materials	144.1	154.9	169.0
Equipment and Energy	12.2	11.0	12.7
Segment total	$839.9	$833.7	$826.0
Other	.9	.6	.8
Consolidated Total	$840.8	$834.3	$826.8

Equity Affiliates’ Income	2012	2011	2010
Merchant Gases	$137.1	$134.6	$104.3
Other segments	16.7	19.7	22.6
Segment and Consolidated Totals	$153.8	$154.3	$126.9

Total Assets	2012	2011	2010
Merchant Gases	$7,411.9	$5,380.0	$5,337.2
Tonnage Gases	5,192.2	4,581.8	3,958.1
Electronics and Performance Materials	2,969.6	2,560.7	2,336.1
Equipment and Energy	399.9	357.5	362.7
Segment total	$15,973.6	$12,880.0	$11,994.1
Other	925.4	878.6	1,009.4
Discontinued Operations	42.8	532.1	502.4
Consolidated Total	$16,941.8	$14,290.7	$13,505.9

Investment in Net Assets of and Advances to Equity Affiliates	2012	2011	2010
Merchant Gases	$983.4	$800.4	$749.4
Other segments	192.3	211.2	163.4
Segment and Consolidated Totals	$1,175.7	$1,011.6	$912.8

Identifiable Assets	2012	2011	2010
Merchant Gases	$6,428.5	$4,579.6	$4,587.9
Tonnage Gases	5,059.8	4,464.3	3,876.4
Electronics and Performance Materials	2,930.3	2,488.9	2,275.8
Equipment and Energy	379.3	335.6	341.3
Segment total	$14,797.9	$11,868.4	$11,081.4
Other	925.4	878.6	1,009.3
Discontinued Operations	42.8	532.1	502.4
Consolidated Total	$15,766.1	$13,279.1	$12,593.1

Expenditures for Long Lived Assets (A)	2012	2011	2010
Merchant Gases	$523.6	$390.5	$269.3
Tonnage Gases	630.7	669.9	557.2
Electronics and Performance Materials	280.8	196.0	139.0
Equipment and Energy	85.9	45.9	22.4
Segment total	$1,521.0	$1,302.3	$987.9
Other	—	7.0	.8
Consolidated Total	$1,521.0	$1,309.3	$988.7

(A)	Includes plant and equipment

Geographic Information

Sales to External Customers	2012	2011	2010
United States	$4,114.5	$4,252.5	$3,943.3
Canada	267.6	297.0	260.3
Europe	2,588.5	2,773.8	2,506.4
Asia	2,304.0	2,122.1	1,621.0
Latin America	337.1	228.3	285.1
	$9,611.7	$9,673.7	$8,616.1

Long Lived Assets (A)	2012	2011	2010
United States	$3,534.4	$3,099.2	$2,968.0
Canada	571.3	566.1	608.8
Europe	1,760.1	1,650.0	1,514.5
Asia	1,866.6	1,786.2	1,658.4
Latin America	508.2	121.2	99.6
	$8,240.6	$7,222.7	$6,849.3

(A)	Long lived assets include plant and equipment, net.

Geographic information is based on country of origin. Included in United States revenues are export sales to third party customers of $521.1 in 2012, $537.3 in 2011, and $470.2 in 2010. The Europe segment operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K., and Spain. The Asia segment operates principally in China, Japan, Korea, Malaysia, Singapore, and Taiwan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 30 September 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, the disclosure controls and procedures have been effective.

The Company acquired a controlling equity interest in the outstanding shares of Indura S.A. on 1 July 2012. Management will incorporate the acquired entity into its evaluation of internal control over financial reporting for the fiscal year ending 30 September 2013.

Other than the above, there has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of 30 September 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The biographical information relating to the Company’s directors, appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, under the section “The Board of Directors,” is incorporated herein by reference. Biographical information relating to the Company’s executive officers is set forth in Item 1 of Part I of this Report.

Information on Section 16(a), Beneficial Ownership Reporting Compliance, appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, under the section “Air Products Stock Beneficially Owned by Officers and Directors,” is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller. The Code of Conduct can be found at our Internet website at www.airproducts.com/codeofconduct.

Information on our procedures regarding our consideration of candidates recommended by shareholders and a procedure for submission of such candidates, appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, under the section “Selection of Directors,” is incorporated by reference. Information on the Company’s Audit Committee and its Audit Committee Financial Expert, appearing in Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, under the section “Audit Committee,” is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under “Compensation of Executive Officers,” which includes “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” and “Information About Stock Ownership,” appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Persons Owning More Than 5% of Air Products Stock as of September 30, 2012,” “Air Products Stock Beneficially Owned by Officers and Directors as of November 1, 2012,” and “Equity Compensation Plan Information,” appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013 under the sections “Director Independence” and “Transactions with Related Persons” is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on 24 January 2013 under the section “Fees of Independent Registered Public Accountant,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

	(1)	The Company’s 2012 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

	(2)	Financial Statement Schedules—the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2012 consolidated financial statements.

		Schedule II Valuation and Qualifying Accounts for the three fiscal years ended 30 September 2012	101

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

	(3)	Exhibits—The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 102 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC. (Registrant)

By:	/s/ Paul E. Huck
Paul E. Huck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: 20 November 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John E. McGlade	20 November 2012
(John E. McGlade) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ M. Scott Crocco	20 November 2012
(M. Scott Crocco) Vice President and Corporate Controller (Principal Accounting Officer)

*	20 November 2012
(Mario L. Baeza) Director

*	20 November 2012
(Susan K. Carter) Director

*	20 November 2012
(William L. Davis, III) Director

*	20 November 2012
(Chad C. Deaton) Director

*	20 November 2012
(Michael J. Donahue) Director

*	20 November 2012
(Ursula O. Fairbairn) Director

*	20 November 2012
(W. Douglas Ford) Director

*	20 November 2012
(Evert Henkes) Director

*	20 November 2012
(Margaret G. McGlynn) Director

*	20 November 2012
(Lawrence S. Smith) Director

*	Mary T. Afflerbach, Corporate Secretary and Chief Governance Officer, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Mary T. Afflerbach
Mary T. Afflerbach Attorney-in-Fact

Date: 20 November 2012

SCHEDULE II

CONSOLIDATED

AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended 30 September 2012, 2011, and 2010

		Additions		Other Changes Increase (Decrease)
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Cumulative Translation Adjustment	Other (A)	Balance at End of Period

			(in millions of dollars)

Year Ended 30 September 2012
Allowance for doubtful accounts	$78	$21	$16	$1	$(12)	$104
Allowance for deferred tax assets	28	9	—	—	—	37

Year Ended 30 September 2011
Allowance for doubtful accounts	$79	$16	$7	$(1)	$(23)	$78
Allowance for deferred tax assets	55	(27)	—	—	—	28

Year Ended 30 September 2010
Allowance for doubtful accounts	$59	$4	$25	$—	$(9)	$79
Allowance for deferred tax assets	32	26	(2)	(1)	—	55

(A)	Primarily write-offs of uncollectible trade receivable accounts and tax valuation allowances.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3 to the Company’s Form 8-K Report dated 26 July 2011.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

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

10.5	Annual Incentive Plan as Amended and Restated Effective 1 October 2008. (Filed as Exhibit 10.7 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.6	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.7	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

10.8	Amended and Restated Long-Term Incentive Plan of the Company effective 28 January 2010. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 30 June 2010.)*

10.8(a)	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 July 2010. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2010.)*

10.8(b)	Amendment to the Amended and Restated Long-Term Incentive Plan dated 15 March 2012. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 March 2012.)*

10.8(c)

Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for the FY 2004 awards. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2003.)*

10.8(d)

Form of Award Agreement under the Long-Term Incentive Plan of the Company used for the FY 2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.8(e)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2006 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2005.)*

10.8(f)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2007 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2006.)*

10.8(g)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2007.)*

10.8(h)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2009 Awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2008.)*

10.8(i)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2010 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2009.)*

10.8(j)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2011 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2010.)*

10.8(k)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2012 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 March 2012.)*

10.9

Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective October 1, 2009 including amendments through September 30, 2010. (Filed as Exhibit 10.14 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2010.)*

10.9(a)	Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan. (Filed as Exhibit 10.9(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.9(b)	Amendment No. 2 to the Air Products and Chemicals, Inc. Retirement Savings Plan. (Filed as Exhibit 10.9(b) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.9(c)	Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 March 2012.)*

10.9(d)	Amendment No. 4 to the Air Products and Chemicals, Inc. Retirement Savings Plan. (Filed as Exhibit 10.3 to the Company’s Form 10-Q Report for the quarter ended 31 March 2012.)*

10.9(e)	Amendment No. 5 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

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

10.10(d)	Amendment No. 4 to the Supplementary Pension Plan of Air Products and Chemicals, Inc., as Amended and Restated Effective January 1, 2008.

10.11	Deferred Compensation Plan as Amended and Restated effective January 1, 2009. (Filed as Exhibit 10.19 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2009.)*

10.11(a)	Amendment No. 1 to the Deferred Compensation Plan as Amended and Restated effective January 1, 2009.

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

10.20

Air Products and Chemicals, Inc. Corporate Executive Committee Separation Program as amended effective as of 14 September 2011. (Filed as Exhibit 10.20 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.21	Form of Change in Control Severance Agreement for an Executive Officer. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.22	Compensation Program for Directors effective 1 October 2011. (Filed as Exhibit 10.22 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.22(a)	Compensation Program for Directors effective 1 October 2012.

12	Computation of Ratios of Earnings to Fixed Charges.

14	Code of Conduct revised on 17 May 2012. (Filed as Exhibit 14 to the Company’s Form 8-K Report filed on 23 May 2012.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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