Form 10-Q
period 2012-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2013-01-25
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2012

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2012
Common Stock, $1 par value	207,624,669

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2012	2011
Sales	$2,562.4	$2,321.5
Cost of sales	1,900.1	1,722.3
Selling and administrative	268.2	231.0
Research and development	33.3	28.1
Other income, net	11.6	13.7
Operating Income	372.4	353.8
Equity affiliates’ income	41.4	37.1
Interest expense	35.8	29.4
Income from Continuing Operations before Taxes	378.0	361.5
Income tax provision	92.2	127.4
Income from Continuing Operations	285.8	234.1
Income from Discontinued Operations, net of tax	1.4	22.2
Net Income	287.2	256.3
Less: Net Income Attributable to Noncontrolling Interests	8.9	8.2
Net Income Attributable to Air Products	$278.3	$248.1

Net Income Attributable to Air Products
Income from continuing operations	$276.9	$225.9
Income from discontinued operations	1.4	22.2
Net Income Attributable to Air Products	$278.3	$248.1

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.32	$1.07
Income from discontinued operations	.01	.11
Net Income Attributable to Air Products	$1.33	$1.18

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.30	$1.06
Income from discontinued operations	.01	.10
Net Income Attributable to Air Products	$1.31	$1.16

Weighted Average of Common Shares Outstanding (in millions)	210.0	210.3
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	212.6	213.9
Dividends Declared Per Common Share – Cash	$.64	$.58

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2012	2011
Net Income	$287.2	$256.3
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($13.6) and $14.0	78.4	(38.2)
Net gain (loss) on derivatives, net of tax of $5.8 and ($3.4)	16.0	(9.3)
Reclassification adjustments:
Derivatives, net of tax of ($4.5) and $4.1	(14.3)	9.9
Pension and postretirement benefits, net of tax of $12.9 and $8.9	24.4	16.1
Total Other Comprehensive Income (Loss)	104.5	(21.5)
Comprehensive Income	391.7	234.8
Net Income Attributable to Noncontrolling Interests	8.9	8.2
Other Comprehensive Income Attributable to Noncontrolling Interests	1.1	.7
Comprehensive Income Attributable to Air Products	$381.7	$225.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2012	30 September 2012
Assets
Current Assets
Cash and cash items	$545.6	$454.4
Trade receivables, net	1,508.0	1,544.7
Inventories	746.5	786.6
Contracts in progress, less progress billings	214.3	190.8
Prepaid expenses	125.5	81.7
Other receivables and current assets	409.7	342.0
Current assets of discontinued operations	13.5	15.6
Total Current Assets	3,563.1	3,415.8
Investment in net assets of and advances to equity affiliates	1,185.2	1,175.7
Plant and equipment, at cost	18,558.1	18,046.2
Less: accumulated depreciation	10,075.8	9,805.6
Plant and equipment, net	8,482.3	8,240.6
Goodwill	1,610.7	1,598.4
Intangible assets, net	754.8	761.6
Noncurrent capital lease receivables	1,411.9	1,328.9
Other noncurrent assets	360.1	393.6
Noncurrent assets of discontinued operations	25.0	27.2
Total Noncurrent Assets	13,830.0	13,526.0
Total Assets	$17,393.1	$16,941.8

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,963.9	$1,927.7
Accrued income taxes	70.0	48.5
Short-term borrowings	835.9	633.4
Current portion of long-term debt	92.5	74.3
Current liabilities of discontinued operations	4.6	6.0
Total Current Liabilities	2,966.9	2,689.9
Long-term debt	5,107.3	4,584.2
Other noncurrent liabilities	1,752.8	1,980.9
Deferred income taxes	723.9	670.8
Noncurrent liabilities of discontinued operations	.3	.2
Total Noncurrent Liabilities	7,584.3	7,236.1
Total Liabilities	10,551.2	9,926.0
Commitments and Contingencies – See Note 11
Redeemable Noncontrolling Interest	390.7	392.5
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2013 and 2012–249,455,584 shares)	249.4	249.4
Capital in excess of par value	792.3	810.5
Retained earnings	9,379.7	9,234.5
Accumulated other comprehensive loss	(1,245.4)	(1,348.8)
Treasury stock, at cost (2013 – 41,830,915 shares; 2012 – 36,979,704 shares)	(2,876.7)	(2,468.4)
Total Air Products Shareholders’ Equity	6,299.3	6,477.2
Noncontrolling Interests	151.9	146.1
Total Equity	6,451.2	6,623.3
Total Liabilities and Equity	$17,393.1	$16,941.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2012	2011
Operating Activities
Net Income	$287.2	$256.3
Less: Net income attributable to noncontrolling interests	8.9	8.2
Net income attributable to Air Products	278.3	248.1
Income from discontinued operations	(1.4)	(22.2)
Income from continuing operations attributable to Air Products	276.9	225.9
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	218.5	203.0
Deferred income taxes	37.4	26.1
Share-based compensation	10.1	11.8
Noncurrent capital lease receivables	(93.4)	(61.2)
Other adjustments	60.8	11.3
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	51.0	57.6
Inventories	42.5	(24.2)
Contracts in progress, less progress billings	(22.3)	(9.6)
Other receivables	(64.4)	4.5
Payables and accrued liabilities	7.3	(54.8)
Other working capital	(16.0)	42.0
Pension plan contributions	(230.0)	(8.1)
Cash Provided by Operating Activities	278.4	424.3
Investing Activities
Additions to plant and equipment	(357.0)	(342.3)
Investment in and advances to unconsolidated affiliates	—	(21.2)
Proceeds from sale of assets and investments	2.8	11.9
Change in restricted cash	—	2.0
Other investing activities	(1.6)	—
Cash Used for Investing Activities	(355.8)	(349.6)
Financing Activities
Long-term debt proceeds	77.3	400.1
Payments on long-term debt	(65.0)	(3.3)
Net increase (decrease) in commercial paper and short-term borrowings	709.1	(316.4)
Dividends paid to shareholders	(136.0)	(121.9)
Purchase of treasury shares	(461.6)	—
Proceeds from stock option exercises	27.0	7.9
Excess tax benefit from share-based compensation	8.1	2.8
Payment for subsidiary shares from noncontrolling interests	—	(58.4)
Other financing activities	(1.8)	(.1)
Cash Provided by (Used for) Financing Activities	157.1	(89.3)
Discontinued Operations
Cash provided by operating activities	5.2	6.4
Cash used for investing activities	(.8)	(7.4)
Cash provided by financing activities	—	1.0
Cash Provided by Discontinued Operations	4.4	—
Effect of Exchange Rate Changes on Cash	7.1	(.6)
Increase (Decrease) in Cash and Cash Items	91.2	(15.2)
Cash and Cash Items – Beginning of Year	454.4	422.5
Cash and Cash Items – End of Period	545.6	407.3
Less: Cash and Cash Items – Discontinued Operations	—	1.1
Cash and Cash Items – Continuing Operations	$545.6	$406.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2012 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first three months of fiscal year 2013.

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

Accounting Guidance Implemented in 2013

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends previous guidance related to the manner in which entities test goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test is optional. This guidance is effective for annual and interim goodwill impairment tests performed this fiscal year. The implementation of this guidance does not impact our consolidated financial statements.

Indefinite-lived Intangible Asset Impairment

In July 2012, the FASB amended the guidance on indefinite-lived intangible asset impairment testing to allow companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount. If it is determined to be more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount, entities must perform the quantitative analysis of the asset impairment test. Otherwise, the quantitative test is optional. The guidance is effective for annual and interim impairment tests performed this fiscal year. The implementation of this guidance does not impact our consolidated financial statements.

3.	DISCONTINUED OPERATIONS

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment. On 8 January 2012, we reached an agreement for The Linde Group (Linde) to purchase our Homecare business in Belgium, Germany, France, Portugal and Spain. This business represented approximately 80% of our total Homecare business revenues.

The transaction with Linde closed on 30 April 2012. Total sale proceeds of €590 million ($777) were received in cash at closing. This amount included contingent proceeds of €110 million ($144) related to the outcome of certain retender arrangements. The gain related to the contingent proceeds is deferred in other noncurrent liabilities and will be recognized in the results of discontinued operations when the contingencies are resolved and the final proceeds are realized per the terms of the agreement. As of 31 December 2012, there has been no change to our assessment of this liability. As part of the sale, we were also entitled to receive up to €32 million ($42) of additional cash proceeds based upon collection of accounts receivable. As of 31 December 2012, we received the full €32 million. A gain of $207.4 ($150.3 after-tax, or $.70 per share) was recognized on the sale of this business in the third quarter of fiscal year 2012.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We expect to close on the sale of this business by the end of fiscal year 2013.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

The results of discontinued operations are summarized below:

	Three Months Ended 31 December
	2012	2011
Sales	$13.8	$101.5

Income before taxes	$1.4	$31.0
Income tax provision	—	8.8
Income from Discontinued Operations, net of tax	$1.4	$22.2

Assets and liabilities of discontinued operations consist of the following:

	31 December 2012	30 September 2012
Trade receivables, net	$13.0	$15.0
Inventories	.4	.5
Other current assets	.1	.1
Total Current Assets	$13.5	$15.6

Plant and equipment, net	$25.0	$27.2
Total Noncurrent Assets	$25.0	$27.2

Payables and accrued liabilities	$4.6	$6.0
Total Current Liabilities	$4.6	$6.0

Other noncurrent liabilities	$.3	$.2
Total Noncurrent Liabilities	$.3	$.2

4.	BUSINESS RESTRUCTURING AND COST REDUCTION PLANS

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics, and European Merchant businesses.

During the second quarter of 2012, we recorded an expense of $86.8 ($60.6 after-tax, or $.28 per share) for actions to remove stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and actions we are taking to right-size our European cost structure in light of the challenging economic outlook. This charge included $80.8 for severance and other costs associated with the elimination of approximately 600 positions and $6.0 for the write-down of certain assets. The charge related to the businesses at the segment level as follows: $77.3 in Merchant Gases, $3.8 in Tonnage Gases, and $5.7 in Electronics and Performance Materials. The planned actions are expected to be substantially complete by the end of the second quarter of fiscal year 2013.

During the fourth quarter of 2012, we completed actions in the Polyurethane Intermediates (PUI) business to improve costs, resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share). We sold certain assets and the rights to a supply contract for $32.7 in cash at closing. A supply arrangement with terms at fair market value was established with the buyer to serve the retained product supply contracts so that our PUI production facility in Pasadena, Texas could permanently close. In connection with these actions, we recognized an expense of $26.6, for the net book value of assets sold and those committed to be disposed of other than by sale. The remaining charge was primarily related to contract terminations and an environmental liability. The PUI facility will be dismantled, with completion expected in fiscal year 2014. The costs to dismantle will be expensed as incurred and reflected in continuing operations in the Tonnage Gases business segment. Since we have a material ongoing involvement with the business through retained PUI product supply contracts, the results of this business continue to be reflected in continuing operations in the Tonnage Gases segment.

During the fourth quarter of 2012, we completed an assessment of our position in the photovoltaic (PV) market, resulting in $186.0 of expense ($127.0 after-tax, or $.59 per share) primarily related to the Electronics and Performance Materials segment. Air Products supplies the PV market with both bulk and onsite supply of gases, including silane. The PV market has not developed as expected, and as a result, the market capacity to produce silane is expected to exceed demand for the foreseeable future. As a result, we recorded a charge of $93.5 for an offer that we made to terminate a long term take-or-pay silane contract. Although any settlement could differ from this amount, we do not expect it to be material to our financial position. It is uncertain when a settlement will be reached. The remaining charge was recorded in connection with the expected loss on purchase commitments, the disposal of certain assets serving PV and Electronics customers, the write-down of inventory to its net realizable value, and the write-down of accounts receivable.

The following table summarizes the carrying amount of the accrual for the plans at 31 December 2012:

	Severance and Other Benefits	Asset Actions	Contract Actions	Other Costs	Total
Second quarter charge-Cost reduction plan	$80.8	$6.0	$—	$—	$86.8
Fourth quarter charge-PUI business actions (A)	2.7	26.6	6.5	18.8	54.6
Fourth quarter charge-PV market actions (B)	—	34.7	93.5	57.8	186.0
2012 Charge	$83.5	$67.3	$100.0	$76.6	$327.4
Amount reflected in environmental liability (C)	—	—	—	(9.0)	(9.0)
Amount reflected in pension liability	(7.5)	—	—	—	(7.5)
Noncash expenses	(.4)	(67.3)	—	(19.3)	(87.0)
Cash expenditures	(32.8)	—	—	(.1)	(32.9)
Currency translation adjustment	(1.6)	—	—	—	(1.6)
30 September 2012	$41.2	$—	$100.0	$48.2	$189.4
Cash expenditures	(8.9)	—	(2.6)	(.4)	(11.9)
Currency translation adjustment	.6	—	—	—	.6
Accrued Balance	$32.9	$—	$97.4	$47.8	$178.1

(A)	Charge is net of $32.7 in proceeds received in cash at closing for certain PUI assets and the rights to a supply contract.
(B)	Other includes the write-down of inventory to its net realizable value, the write-down of accounts receivable, and expected losses on purchase commitments.
(C)	Reflected in accrual for environmental obligations. See Note 11, Commitments and Contingencies.

5.	BUSINESS COMBINATIONS

INDURA S.A.

On 1 July 2012, we acquired a 51.8% controlling equity interest in the outstanding shares of Indura S.A. from the majority shareholder. On 3 July 2012, we acquired an additional 13.0% equity interest from other shareholders. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests. Under the purchase agreement, the largest minority shareholder has a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). Under the agreement, we also had an obligation to purchase 2.0% of the remaining shares of Indura S.A. within twelve months of the acquisition date. Subsequently, the agreement was modified so that the shares must be purchased no later than 3 November 2013. As of 31 December 2012, we recorded a liability of $11 related to this obligation.

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

Allocation of Purchase Price
Trade receivables, net	$131.2
Inventories	103.5
Other current assets and (liabilities) (A)	(67.5)
Plant and equipment	403.8
Intangible assets	382.1
Current portion of long-term debt and short-term borrowings	(70.8)
Long-term debt	(279.8)
Deferred income taxes	(134.0)
Other noncurrent assets and (liabilities)	(9.6)
Fair Value of Identifiable Net Assets Acquired	$458.9
Goodwill	619.6
Noncontrolling interests (including redeemable noncontrolling interest)	(388.9)
Total	$689.6

(A)	Includes cash and cash items, prepaid expenses, other current assets, payables and accrued liabilities, and other current liabilities.

The noncontrolling interests of Indura S.A., including redeemable noncontrolling interest, were recorded on the acquisition date at fair value. Refer to Note 14, Noncontrolling Interests, for additional information.

For additional information on this acquisition, refer to Note 5, Business Combinations, in our 2012 Form 10-K.

6.	INVENTORIES

The components of inventories are as follows:

	31 December 2012	30 September 2012
Finished goods	$560.7	$617.9
Work in process	39.0	36.7
Raw materials, supplies and other	241.6	220.0
	841.3	874.6
Less: Excess of FIFO cost over LIFO cost	(94.8)	(88.0)
	$746.5	$786.6

Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2012 are as follows:

	30 September 2012	Acquisitions and Adjustments	Currency Translation	31 December 2012
Merchant Gases	$1,138.6	$(1.2)	$7.0	$1,144.4
Tonnage Gases	14.7	—	.6	15.3
Electronics and Performance Materials	445.1	2.0	3.9	451.0
	$1,598.4	$.8	$11.5	$1,610.7

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

8.	FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2012 is 3.2 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro/U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2012		30 September 2012
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,306.4	.6	$1,348.8	.6
Net investment hedges	797.0	2.2	779.2	2.5
Not designated	382.6	.1	477.7	.1
Total Forward Exchange Contracts	$2,486.0	1.0	$2,605.7	1.0

In addition to the above, we use foreign currency-denominated debt and qualifying intercompany loans that are related to an outstanding borrowing from a third party to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt at 31 December 2012 included €802.7 million ($1,059.3) and 30 September 2012 included €888.2 million ($1,142.2). There were no designated intercompany loans at 31 December 2012 and 30 September 2012.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating to fixed interest rate swaps (which are designated as cash flow hedges). At 31 December 2012, outstanding interest rate swaps were denominated in U.S. dollars and Chilean Pesos. The maximum remaining term of any pre-issuance interest rate swap designated as a cash flow hedge is 2.1 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps between U.S. dollars and British Pound Sterling, U.S. dollars and Chilean Pesos, as well as U.S. dollars and Offshore Chinese Yuan.

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2012				30 September 2012
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$450.0	LIBOR	3.23%	4.5	$450.0	LIBOR	3.23%	4.7
Cross currency interest rate swaps (net investment hedge)	$243.5	3.95%	0.96%	3.0	$243.5	3.95%	0.96%	3.2
Interest rate swaps (cash flow hedge)	$452.3	2.75%	Various	.3	$452.8	2.75%	Various	.6
Cross currency interest rate swaps (cash flow hedge)	$19.3	3.65%	2.03%	4.8	$—	—	—	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2012	30 September 2012	Balance Sheet Location	31 December 2012	30 September 2012
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$38.2	$12.7	Accrued liabilities	$11.7	$17.0
Interest rate management contracts	Other receivables	.3	1.1	Accrued liabilities	12.7	15.6
Forward exchange contracts	Other noncurrent assets	36.4	64.3	Other noncurrent liabilities	2.1	2.5
Interest rate management contracts	Other noncurrent assets	45.5	48.6	Other noncurrent liabilities	7.1	9.5
Total Derivatives Designated as Hedging Instruments		$120.4	$126.7		$33.6	$44.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$1.5	$.9	Accrued liabilities	$1.0	$2.2
Total Derivatives		$121.9	$127.6		$34.6	$46.8

Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Hedges, net of tax:

Net gain (loss) recognized in OCI (effective portion)	$14.9	$(12.8)	$—	$—	$1.1	$3.5	$16.0	$(9.3)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.7	.3	—	—	—	—	.7	.3
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(15.1)	8.5	—	—	—	—	(15.1)	8.5
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.4)	.7	—	—	.4	.3	—	1.0
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.1	.1	—	—	—	—	.1	.1
Fair Value Hedges:

Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(3.7)	$(.9)	$(3.7)	$(.9)
Net Investment Hedges, net of tax:

Net gain (loss) recognized in OCI	$(13.3)	$9.1	$(18.8)	$37.3	$.3	$.2	$(31.8)	$46.6
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in other income, net (C)	$(.1)	$(2.1)	$—	$—	$—	$—	$(.1)	$(2.1)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2012 that are expected to be reclassified to earnings in the next twelve months are not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $12.2 as of 31 December 2012 and $13.8 as of 30 September 2012. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $77.8 as of 31 December 2012 and $90.1 as of 30 September 2012. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

9.	FAIR VALUE MEASUREMENTS

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

Refer to Note 8, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2012		30 September 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$76.1	$76.1	$77.9	$77.9
Interest rate management contracts	45.8	45.8	49.7	49.7
Liabilities
Derivatives
Forward exchange contracts	$14.8	$14.8	$21.7	$21.7
Interest rate management contracts	19.8	19.8	25.1	25.1
Long-term debt, including current portion	5,199.8	5,534.0	4,658.5	5,005.9

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2012				30 September 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$76.1	$—	$76.1	$—	$77.9	$—	$77.9	$—
Interest rate management contracts	45.8	—	45.8	—	49.7	—	49.7	—
Total Assets at Fair Value	$121.9	$—	$121.9	$—	$127.6	$—	$127.6	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$14.8	$—	$14.8	$—	$21.7	$—	$21.7	$—
Interest rate management contracts	19.8	—	19.8	—	25.1	—	25.1	—
Total Liabilities at Fair Value	$34.6	$—	$34.6	$—	$46.8	$—	$46.8	$—

Refer to Note 1, Major Accounting Policies, in our 2012 Form 10-K and Note 8, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

10.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three months ended 31 December 2012 and 2011 were as follows:

	Pension Benefits				Other Benefits
	2012		2011		2012	2011
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$13.0	$8.3	$11.3	$6.0	$1.0	$1.1
Interest cost	29.2	14.7	31.1	15.7	.5	1.0
Expected return on plan assets	(44.9)	(18.3)	(44.5)	(16.8)	—	—
Prior service cost amortization	.7	.1	.7	.1	—	—
Actuarial loss amortization	29.1	6.8	19.6	3.9	.6	.7
Other	—	.6	—	.6	—	—
Net periodic benefit cost	$27.1	$12.2	$18.2	$9.5	$2.1	$2.8

For the three months ended 31 December 2012 and 2011, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $230.0 and $8.1, respectively. Total contributions for fiscal 2013 are expected to be approximately $275. During fiscal 2012, total contributions were $76.4.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $87 at 31 December 2012) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $87 at 31 December 2012) plus interest accrued thereon until final disposition of the proceedings.

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

Environmental

In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (the federal Superfund law), similar state environmental laws, and the Resource Conservation and Recovery Act (RCRA) relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 34 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2012 Form 10-K. The consolidated balance sheets at 31 December 2012 and 30 September 2012 included an accrual of $86.6 and $87.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $86 to a reasonably possible upper exposure of $100 as of 31 December 2012.

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

PACE

At 31 December 2012, $33.8 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 December 2012, $20.1 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 31 December 2012, $6.3 of the environmental accrual was related to the Paulsboro site.

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

PASADENA

At 31 December 2012, $12.9 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our PUI production facility in Pasadena, Texas. In shutting down and dismantling the facility, we will undertake certain remediation obligations related to soil and groundwater contaminants. We have been pumping and treating the groundwater to control off-site migration of contaminated groundwater in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that we will continue this program for 30 years subsequent to the shutdown of the PUI production facility. In addition, we will perform additional work to address other environmental obligations at the site. This additional work includes addressing the RCRA permitted hazardous waste management units, investigating other potential solid waste management units, performing post closure care for two closed RCRA surface impoundment units and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13.0. There has been no change to the estimated exposure.

12.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted shares. During the three months ended 31 December 2012, we granted 1,128,065 stock options at a weighted-average exercise price of $81.57 and an estimated fair value of $19.85 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions:

Expected volatility	28.6%–30.4%
Expected dividend yield	2.4%
Expected life (in years)	7.3–9.1
Risk-free interest rate	1.2%–1.5%

In addition, we granted 239,013 deferred stock units at a weighted-average grant-date fair value of $81.66 and 33,632 restricted shares at a weighted-average grant-date fair value of $81.57. Refer to Note 18, Share-Based Compensation, in our 2012 Form 10-K for information on the valuation and accounting for these programs.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

Three Months Ended 31 December	2012	2011
Before-Tax Share-Based Compensation Cost	$10.1	$11.8
Income tax benefit	(3.6)	(4.1)
After-Tax Share-Based Compensation Cost	$6.5	$7.7

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2013 and 2012 was not material.

13.	EQUITY

The following is a summary of the changes in total equity:

	Three Months Ended 31 December
	2012			2011
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$6,477.2	$146.1	$6,623.3	$5,795.8	$142.9	$5,938.7
Net Income (A)	278.3	6.8	285.1	248.1	8.2	256.3
Other comprehensive income (loss)	103.4	1.1	104.5	(22.2)	.7	(21.5)
Dividends on common stock (per share $.64, $.58)	(132.9)	—	(132.9)	(122.2)	—	(122.2)
Dividends to noncontrolling interests	—	(2.1)	(2.1)	—	—	—
Share-based compensation expense	10.1	—	10.1	11.8	—	11.8
Purchase of treasury shares	(461.6)	—	(461.6)	—	—	—
Issuance of treasury shares for stock option and award plans	14.8	—	14.8	(2.3)	—	(2.3)
Tax benefit of stock option and award plans	10.2	—	10.2	4.2	—	4.2
Purchase of noncontrolling interests	—	—	—	(4.4)	(1.9)	(6.3)
Other equity transactions	(.2)	—	(.2)	.2	(1.8)	(1.6)
Balance at 31 December	$6,299.3	$151.9	$6,451.2	$5,909.0	$148.1	$6,057.1

(A)

Net income attributable to noncontrolling interests for the three months ended 31 December 2012 excludes net income of $2.1 related to redeemable noncontrolling interests, which are not part of total equity. There were no redeemable noncontrolling interests recorded at 31 December 2011. Refer to Note 14, Noncontrolling Interests, for additional information.

14.	NONCONTROLLING INTERESTS

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

The following is a rollforward of the redeemable noncontrolling interest:

Balance at 30 September 2011	$—
Indura acquisition	374.1
Net loss	(2.4)
Currency translation adjustment	20.8
Balance at 30 September 2012	$392.5
Net income	2.1
Currency translation adjustment	(3.9)
Balance at 31 December 2012	$390.7

15.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 December
	2012	2011
NUMERATOR
Income from continuing operations	$276.9	$225.9
Income from discontinued operations	1.4	22.2
Net Income Attributable to Air Products	$278.3	$248.1
DENOMINATOR (in millions)
Weighted average number of common shares outstanding	210.0	210.3
Effect of dilutive securities
Employee stock options	1.9	2.8
Other award plans	.7	.8
	2.6	3.6
Weighted average number of common shares outstanding assuming dilution	212.6	213.9
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.32	$1.07
Income from discontinued operations	.01	.11
Net Income Attributable to Air Products	$1.33	$1.18
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.30	$1.06
Income from discontinued operations	.01	.10
Net Income Attributable to Air Products	$1.31	$1.16

Options on 5.1 million and 4.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2012 and 2011, respectively.

16.	INCOME TAXES

During the first quarter of 2012, we reached a settlement with the Spanish tax authorities for €41.3 million ($56) in resolution of tax deductions claimed by certain of our Spanish subsidiaries during fiscal years 2005-2011. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had a 12.1% impact on our effective tax rate for the three months ended 31 December 2011. The cash payment for the settlement was principally paid in January 2012.

17.	SUPPLEMENTAL INFORMATION

Debt Classification

We have classified a 4.15% senior note for $300.0 maturing in 2013, a 3.75% Eurobond for €300 ($396) maturing in November 2013, and $500.0 of commercial paper as long-term debt because we have the ability to refinance the debt under our $2,170.0 committed credit facility maturing in June 2015. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During the first three months of fiscal year 2013, we purchased 5.7 million of our outstanding shares at a cost of $461.6. At 31 December 2012, $485.3 in share repurchase authorization remains.

18.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Business Segment Information

	Three Months Ended 31 December
	2012	2011
Sales to External Customers
Merchant Gases	$1,009.1	$887.7
Tonnage Gases	898.4	809.8
Electronics and Performance Materials	549.0	535.2
Equipment and Energy	105.9	88.8
Segment and Consolidated Totals	$2,562.4	$2,321.5

Operating Income
Merchant Gases	$171.0	$166.3
Tonnage Gases	138.1	111.4
Electronics and Performance Materials	61.3	78.1
Equipment and Energy	8.4	7.3
Segment total	$378.8	$363.1
Other	(6.4)	(9.3)
Consolidated Total	$372.4	$353.8

	31 December 2012	30 September 2012
Identifiable Assets (A)
Merchant Gases	$6,500.6	$6,428.5
Tonnage Gases	5,225.3	5,059.8
Electronics and Performance Materials	2,908.5	2,930.3
Equipment and Energy	425.8	379.3
Segment total	$15,060.2	$14,797.9
Other	1,109.2	925.4
Discontinued operations	38.5	42.8
Consolidated Total	$16,207.9	$15,766.1

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 31 December
	2012	2011
Sales to External Customers
U.S./Canada	$1,125.7	$1,098.2
Europe	647.6	603.2
Asia	605.6	573.3
Latin America	183.5	46.8
Consolidated Total	$2,562.4	$2,321.5

Geographic information is based on country of origin. The Europe region operates principally in Belgium, France, Germany, the Netherlands, Poland, the U.K. and Spain. The Asia region operates principally in China, Japan, Korea, Malaysia, Singapore, and Taiwan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2012 Form 10-K. An analysis of results for the first quarter of 2013 is provided in the Management’s Discussion and Analysis to follow.

All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles (GAAP), except as noted.

Captions such as income from continuing operations attributable to Air Products, net income attributable to Air Products from continuing operations and diluted earnings per share attributable to Air Products from continuing operations are simply referred to as “income from continuing operations,” “net income,” and “diluted earnings per share” throughout this Management’s Discussion and Analysis, unless otherwise stated.

The discussion of first quarter results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the non-recurring expense related to the Spanish tax settlement in 2012. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on page 29.

FIRST QUARTER 2013 VS. FIRST QUARTER 2012

FIRST QUARTER 2013 IN SUMMARY

—

Sales of $2,562.4 increased 10%, or $240.9. Underlying sales increased 4%, primarily due to higher volumes in Tonnage Gases. Sales increased 6% from the acquisitions of Indura S.A. (Indura) and DuPont Air Products NanoMaterials LLC (DA NanoMaterials).

—

Operating income of $372.4 increased 5%, or $18.6, and operating margin of 14.5% decreased 70 basis points (bp) primarily from the impact of an inventory accounting revaluation, higher pension costs, and the Indura acquisition.

—

Net income of $276.9 increased 23%, or $51.0, and diluted earnings per share of $1.30 increased 23%, or $.24. On a non-GAAP basis, net income increased 3%, or $7.2, and diluted earnings per share increased 3%, or $.04. A summary table of changes in diluted earnings per share is presented below.

—

We purchased 5.7 million of our outstanding shares at a cost of $461.6 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 31 December 2012, $485.3 in share repurchase authorization remains.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 December		Increase
	2012	2011	(Decrease)
Diluted Earnings per Share
Net Income	$1.31	$1.16	$.15
Income from Discontinued Operations	.01	.10	(.09)
Income from Continuing Operations – GAAP Basis	$1.30	$1.06	$.24
Spanish tax settlement	—	.20	(.20)
Income from Continuing Operations – Non-GAAP Basis	$1.30	$1.26	$.04

Operating Income (after-tax)
Underlying business
Volume/Acquisitions			$.12
Price/raw materials			(.03)
Costs			(.05)
Currency			.02
Operating Income			.06

Other (after-tax)
Income tax rate			(.02)
Interest expense			(.02)
Average shares outstanding			.01
Equity affiliates’ income			.01
Other			(.02)

Total Change in Diluted Earnings per Share from Continuing Operations– Non-GAAP Basis			$.04

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2012	2011	$ Change	Change
Sales	$2,562.4	$2,321.5	$240.9	10%
Operating income	372.4	353.8	18.6	5%
Operating margin	14.5%	15.2%	—	(70bp )
Equity affiliates’ income	41.4	37.1	4.3	12%

Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	—%
Acquisitions	6%
Currency	—%
Energy and raw material cost pass-through	—%
Total Consolidated Change	10%

Underlying sales increased 4% with volumes up 4% and pricing flat. Volume increases in Tonnage Gases, Performance Materials, and Equipment and Energy were partially offset by lower volumes in our European Merchant Gases and Electronics businesses. Higher pricing in Merchant Gases was offset by lower pricing in Electronics and Performance Materials. The Indura and DA NanoMaterials acquisitions increased sales by 6%.

Operating Income

Operating income of $372.4 increased 5%, or $18.6. The increase was primarily due to higher volumes, including acquisitions, of $33, partially offset by higher costs of $13 and lower recovery of raw material costs in pricing of $6. The higher costs include an unfavorable impact of $12 associated with inventory revaluation resulting from lower raw material costs in our Electronics and Performance Materials business. Favorable currency translation and foreign exchange impacts increased operating income by $5.

Equity Affiliates’ Income

Income from equity affiliates of $41.4 increased $4.3, primarily due to higher volumes in our Mexican equity affiliate and an investment in an affiliate in Saudi Arabia.

Selling and Administrative Expense (S&A)

S&A expense of $268.2 increased $37.2, primarily due to the acquisition of Indura. S&A, as a percent of sales, increased from 10.0% to 10.5%.

Research and Development (R&D)

R&D expense of $33.3 increased $5.2, primarily due to inflation and the acquisition of DA NanoMaterials in the prior year. R&D, as a percent of sales, increased from 1.2% to 1.3%.

Other Income, Net

Items recorded to other income arise from transactions and events not directly related to our principal income earning activities.

Other income of $11.6 decreased $2.1, primarily due to higher asset sales in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2012	2011
Interest incurred	$42.7	$37.3
Less: capitalized interest	6.9	7.9
Interest expense	$35.8	$29.4

Interest incurred increased $5.4. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio. The change in capitalized interest is due to a decrease in project spending which qualified for capitalization.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 24.4% and 35.2% in the first quarter of 2013 and 2012, respectively. The prior year effective tax rate includes a non-recurring income tax expense of $43.8 related to a Spanish tax settlement. Refer to Note 16, Income Taxes, to the consolidated financial statements for details on this settlement. On a non-GAAP basis, the effective tax rate was 24.4% and 23.1% in the first quarter of 2013 and 2012, respectively. The increase in the effective tax rate was primarily due to non-recurring credits and adjustments in the prior year.

On 2 January 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law which includes retroactive extensions of certain business tax provisions that had expired. We do not expect the Act to have a material impact on our consolidated financial statements.

Discontinued Operations

In January 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment. On 8 January 2012, we reached an agreement for The Linde Group to purchase our Homecare business in Belgium, Germany, France, Portugal, and Spain. This business represented approximately 80% of our total Homecare business revenues. We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We expect to close on the sale of this business by the end of fiscal year 2013.

The Homecare business is being accounted for as a discontinued operation. The results of operations and cash flows of this business have been removed from the results of continuing operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details on this transaction.

Business Restructuring and Cost Reduction Plans

During fiscal year 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics and European Merchant businesses. Refer to Note 4, Business Restructuring and Cost Reduction Plans, in our notes to the consolidated financial statements for additional information regarding these actions.

Included in the expense was a second quarter charge of $86.8 for actions to remove stranded costs resulting from our decision to exit the Homecare business, reorganize the Merchant business, and right size our European cost structure in light of the challenging economic outlook. We expect these actions to be substantially complete by the end of the second quarter of fiscal year 2013. By the end of fiscal year 2013, we expect these actions to provide approximately $60 in annual savings.

Segment Analysis

Merchant Gases

	Three Months Ended 31 December
	2012	2011	$ Change	Change
Sales	$1,009.1	$887.7	$121.4	14%
Operating income	171.0	166.3	4.7	3%
Operating margin	16.9%	18.7%	—	(180bp )
Equity affiliates’ income	35.7	32.1	3.6	11%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	2%
Acquisitions	15%
Currency	—%
Total Merchant Gases Sales Change	14%

Underlying sales decreased 1% as the impact of higher pricing of 2% was more than offset by lower volumes of 3%. The acquisition of Indura increased sales by 15%.

In the U.S./Canada, sales increased 2%, with increased volumes of 1% and price up 1%. Volumes were up as higher liquid oxygen and liquid nitrogen volumes to the chemicals, foods, and metals end markets were partially offset by softer liquid argon demand and helium limitations in supply. Pricing was higher primarily from helium. In Europe, sales decreased 6%, with volumes down 5% and an unfavorable currency impact of 2%, partially offset by higher price of 1%. Volumes were down primarily due to weaker end market demand in packaged gases and supply availability in helium. Pricing increased due to strength in helium. In Asia, sales increased 5%, with increased pricing of 2% and a favorable currency impact of 3%. Volumes were flat as higher liquid oxygen and liquid nitrogen volumes, including conversions, were offset by lower liquid argon volumes to steel, wholesale, and photovoltaic customers in China. Pricing increased due to strength in helium.

Merchant Gases Operating Income and Margin

Operating income was higher primarily due to acquisitions of $16 and lower costs of $4, including the effects of our cost reduction plan in Europe, partially offset by lower volumes of $13 and lower recovery of raw material costs in pricing of $2. Operating margin decreased 180 bp from prior year, primarily due to lower volumes and the impact of the Indura acquisition.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $35.7 increased $3.6, primarily as a result of higher volumes in our Mexican equity affiliate and an investment in an affiliate in Saudi Arabia.

Tonnage Gases

	Three Months Ended 31 December
	2012	2011	$ Change	Change
Sales	$898.4	$809.8	$88.6	11%
Operating income	138.1	111.4	26.7	24%
Operating margin	15.4%	13.8%	—	160bp

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	12%
Energy and raw material cost pass-through	(1)%
Currency	—%
Total Tonnage Gases Sales Change	11%

Sales increased 11%, or $88.6. Volumes increased 12% primarily from spot volumes in the U.S. Gulf Coast region and new projects. In the U.S. Gulf Coast region, our new pipeline connection enabled us to support increased customer demand as a competitor had short-term capacity challenges. Volumes decreased 1% due to our previous decision to exit our polyurethane intermediates business. Lower energy and raw material contractual cost pass-through to customers decreased sales by 1% and currency was flat.

Tonnage Gases Operating Income and Margin

Operating income was higher by 24% due to higher volumes of $23 and lower operating and maintenance costs of $3. Operating margin increased 160 bp from prior year, primarily due to the increase in volumes and lower maintenance costs.

Electronics and Performance Materials

	Three Months Ended 31 December
	2012	2011	$ Change	Change
Sales	$549.0	$535.2	$13.8	3%
Operating income	61.3	78.1	(16.8)	(22)%
Operating margin	11.2%	14.6%	—	(340bp )

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	(1)%
Acquisitions	4%
Currency	—%
Total Electronics and Performance Materials Sales Change	3%

Sales increased 3% as growth of 4% from our DA NanoMaterials acquisition was partially offset by lower pricing of 1%. Electronics sales were flat with acquisition growth offset by weaker materials volumes and equipment sales. Performance Materials sales increased 6% as higher volumes across all regions was partially offset by lower pricing due to lower raw material costs.

Electronics and Performance Materials Operating Income and Margin

Operating income of $61.3 decreased 22%, or $16.8 primarily due to higher costs of $22 and lower recovery of raw material costs in pricing of $4, partially offset by higher volumes, including acquisitions, of $6, and favorable currency of $3. The higher costs include an unfavorable impact of $12 associated with inventory revaluation resulting from lower raw material costs. Operating margin of 11.2% decreased 340 bp primarily due to the inventory revaluation.

Equipment and Energy

	Three Months Ended 31 December
	2012	2011	$ Change	Change
Sales	$105.9	$88.8	$17.1	19%
Operating income	8.4	7.3	1.1	15%

Equipment and Energy Sales and Operating Income

Sales of $105.9 increased primarily from higher project activity across the business. Operating income of $8.4 increased from the higher activity but included a slightly negative project mix.

The sales backlog for the Equipment business at 31 December 2012 was $389 compared to $450 at 30 September 2012.

Other

Other operating loss primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO, and the LIFO pool adjustments are not allocated to the business segments. Corporate general and administrative costs and research and development costs are fully allocated to the business segments. Other also included stranded costs resulting from discontinued operations, as these costs were not reallocated to the businesses in 2012.

Other operating loss was $(6.4) versus $(9.3) in the prior year. The decrease in loss was primarily due to stranded costs from discontinued operations in the prior year partially offset by the year on year LIFO pool adjustment. No other individual items were significant in comparison to the prior year.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our baseline performance on a comparable basis. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Continuing Operations
	Net Income	Diluted EPS
2013 GAAP	$276.9	$1.30
2012 GAAP	225.9	1.06
Change GAAP	$51.0	$.24
% Change GAAP	23%	23%

2013 GAAP	$276.9	$1.30
2013 Non-GAAP Measure	$276.9	$1.30

2012 GAAP	$225.9	$1.06
Spanish tax settlement	43.8	.20
2012 Non-GAAP Measure	$269.7	$1.26

Change Non-GAAP Measure	$7.2	$.04
% Change Non-GAAP Measure	3%	3%

	Effective Tax Rate
	2013	2012
Income Tax Provision — GAAP	$92.2	$127.4
Income from continuing operations before taxes — GAAP	$378.0	$361.5
Effective Tax Rate — GAAP	24.4%	35.2%

Income Tax Provision — GAAP	$92.2	$127.4
Spanish tax settlement	—	(43.8)
Income Tax Provision — Non-GAAP Measure	$92.2	$83.6

Income from continuing operations before taxes — Non-GAAP Measure	$378.0	$361.5
Effective Tax Rate — Non-GAAP Measure	24.4%	23.1%

PENSION BENEFITS

Refer to Note 10, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions. For additional information on our pension benefits and associated accounting policies, refer to the Pension Benefits section of Management’s Discussion and Analysis and Note 15, Retirement Benefits, to the consolidated financial statements in our 2012 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2013. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 December 2012, we had $529.4 of foreign cash and cash items compared to a total amount of cash and cash items of continuing operations of $545.6. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first three months of 2013, cash provided by operating activities was $278.4, primarily driven by income from continuing operations of $276.9. Income from continuing operations is adjusted for non-cash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. We contributed $230.0 to our pension plans, primarily for plans in the U.S.

For the first three months of 2012, cash provided by operating activities was $424.3, primarily driven by income from continuing operations of $225.9.

Investing Activities

For the first three months of 2013, cash used for investing activities was $355.8, primarily driven by capital expenditures for plant and equipment of $357.0.

For the first three months of 2012, cash used for investing activities was $349.6, primarily driven by capital expenditures for plant and equipment of $342.3.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2012	2011
Additions to plant and equipment	$357.0	$342.3
Investment in and advances to unconsolidated affiliates	—	21.2
Capital expenditures on a GAAP basis	$357.0	$363.5
Capital lease expenditures (A)	71.4	28.2
Purchase of noncontrolling interests(A)	—	6.3
Capital expenditures on a Non-GAAP basis	$428.4	$398.0

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

Financing Activities

For the first three months of 2013, cash provided by financing activities was $157.1. Our borrowings (short—and long-term proceeds, net of repayments) were a net source of cash of $721.4, driven primarily by an increase in commercial paper and short-term borrowings of $709.1. Primary uses of cash were to purchase 5.7 million shares of treasury stock for $461.6 and to pay dividends of $136.0.

For the first three months of 2012, cash used for financing activities was $89.3. Our borrowings (short—and long-term proceeds, net of repayments) were a net source of cash of $80.4, driven primarily by the issuance of a $400.0 unsecured senior note which was partially offset by cash used to pay commercial paper and short-term borrowings of $316.4. Primary cash uses were to pay dividends of $121.9 and to purchase subsidiary shares of CryoService Limited from noncontrolling interests for $58.4.

Financing and Capital Structure

Total debt at 31 December 2012 and 30 September 2012, expressed as a percentage of the sum of total debt and total equity, was 48.3% and 44.4%, respectively. Total debt increased from $5,291.9 at 30 September 2012 to $6,035.7 at 31 December 2012.

During fiscal year 2011, we increased our total multicurrency facility to a total of $2,170.0 maturing on 30 June 2015. Our only financial covenant is a leverage ratio (long-term debt divided by the sum of long-term debt plus equity) of no greater than 60%. As of 31 December 2012, no borrowings were outstanding under these commitments. Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($160.7), maturing in June 2015. There are RMB250.0 million ($40.2) in outstanding borrowings under this commitment at 31 December 2012. Additional commitments totaling $433.2 are maintained by our foreign subsidiaries, of which $381.4 was borrowed and outstanding at 31 December 2012.

As of 31 December 2012, we are in compliance with all of the financial and other covenants under our debt agreements.

We have classified a 4.15% senior note for $300.0 maturing in 2013, a 3.75% Eurobond for €300 ($396) maturing in November 2013, and $500.0 of commercial paper as long-term debt because we have the ability to refinance the debt under our $2,170.0 committed credit facility maturing in 2015. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2013, 5.7 million of our outstanding shares were purchased at a cost of $461.6. At 31 December 2012, $485.3 in share repurchase authorization remains.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2012 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements in our 2012 Form 10-K and for current updates on Litigation and Environmental matters refer to Note 11, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in our 2012 Form 10-K. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

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

Our significant accounting policies are described in Note 1, Major Accounting Policies, to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in our 2012 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a material impact on our financial condition, change in financial condition, liquidity, or results of operations.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about management’s expectations and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, deterioration in global or regional economic and business conditions; weakening demand for the Company’s products and services; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the success of commercial negotiations; asset impairments or losses due to a decline in profitability of or demand for certain of the Company’s products or businesses, or specific product or customer events; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory activities; successful development and market acceptance of new products and applications; the ability to attract, hire and retain qualified personnel in all regions of the world where the Company operates; the success of productivity programs; the success and impact of restructuring and cost reduction initiatives; achieving anticipated acquisition synergies; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; the continued availability of capital funding sources for all of the Company’s foreign operations; the impact of environmental, healthcare, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact of new or changed financial accounting guidance; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2012. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2012 Form 10-K.

There were no material changes to the sensitivity analysis related to interest rate risk on the fixed portion of our debt portfolio since 30 September 2012.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2012.

There were no material changes to market risk sensitivities for foreign exchange rate risk since 30 September 2012.

The net financial instrument position increased from a liability of $4,925.1 at 30 September 2012 to a liability of $5,446.7 at 31 December 2012. The increase is primarily due to the impact of a higher book value of long-term debt (excluding exchange rate impacts).

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 December 2012 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

The Company acquired a controlling equity interest in the outstanding shares of Indura S.A. on 1 July 2012. Management is in the process of incorporating the acquired entity into its evaluation of internal control over financial reporting for the fiscal year ending 30 September 2013.

During the quarter ended on the Evaluation Date , other than the above, there has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. Information on stock repurchases during the first quarter appears below.

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share(or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2012	0	N/A	0	$946,941,136
11/1 –11/30/2012	4,758,244	$80.39	4,758,244	$564,416,925
12/1 – 12/31/2012	962,773	$82.15	962,773	$485,324,969
TOTAL	5,721,017	$80.69	5,721,017	$485,324,969

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2013 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 25 January 2013	By:	/s/ Paul E. Huck
Paul E. Huck
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2013 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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