Form 10-Q
period 2013-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2013-07-24
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2013

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 30 June 2013
Common Stock, $1 par value	209,645,754

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June		Nine Months Ended 30 June
(Millions of dollars, except for share data)	2013	2012	2013	2012
Sales	$2,547.3	$2,340.1	$7,593.9	$7,005.9
Cost of sales	1,875.5	1,690.8	5,589.2	5,128.9
Selling and administrative	271.3	230.4	806.1	698.8
Research and development	33.5	32.5	99.1	90.3
Business restructuring and cost reduction plans	—	—	—	86.8
Gain on previously held equity interest	—	85.9	—	85.9
Other income, net	16.1	10.5	45.7	37.5
Operating Income	383.1	482.8	1,145.2	1,124.5
Equity affiliates’ income	44.2	41.7	125.4	114.3
Interest expense	35.4	26.0	106.4	84.8
Income from Continuing Operations before Taxes	391.9	498.5	1,164.2	1,154.0
Income tax provision	94.1	133.3	282.1	269.5
Income from Continuing Operations	297.8	365.2	882.1	884.5
Income from Discontinued Operations, net of tax	.6	127.3	3.1	166.5
Net Income	298.4	492.5	885.2	1,051.0
Less: Net Income Attributable to Noncontrolling Interests	10.0	8.0	28.1	22.4
Net Income Attributable to Air Products	$288.4	$484.5	$857.1	$1,028.6

Net Income Attributable to Air Products
Income from continuing operations	$287.8	$357.2	$854.0	$862.1
Income from discontinued operations	.6	127.3	3.1	166.5
Net Income Attributable to Air Products	$288.4	$484.5	$857.1	$1,028.6

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.38	$1.69	$4.08	$4.08
Income from discontinued operations	—	.60	.02	.79
Net Income Attributable to Air Products	$1.38	$2.29	$4.10	$4.87

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.36	$1.66	$4.03	$4.02
Income from discontinued operations	—	.60	.01	.77
Net Income Attributable to Air Products	$1.36	$2.26	$4.04	$4.79

Weighted Average Common Shares – Basic (in millions)	209.4	211.5	209.3	211.0
Weighted Average Common Shares – Diluted (in millions)	211.9	214.7	211.9	214.6
Dividends Declared Per Common Share – Cash	$.71	$.64	$2.06	$1.86

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June
(Millions of dollars)	2013	2012
Net Income	$298.4	$492.5
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($6.8) and $22.8	(99.8)	(150.6)
Net gain (loss) on derivatives, net of tax of $5.5 and ($4.6)	12.0	(3.7)
Pension and postretirement benefits, net of tax of $3.5	5.8	—
Reclassification adjustments:
Currency translation adjustment	(.6)	13.3
Derivatives, net of tax of ($.1) and ($.2)	(2.1)	(2.2)
Pension and postretirement benefits, net of tax of $14.6 and $8.8	27.1	16.1
Total Other Comprehensive Income (Loss)	(57.6)	(127.1)
Comprehensive Income	240.8	365.4
Net Income Attributable to Noncontrolling Interests	10.0	8.0
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1.4)	(1.4)
Comprehensive Income Attributable to Air Products	$232.2	$358.8

	Nine Months Ended 30 June
(Millions of dollars)	2013	2012
Net Income	$885.2	$1,051.0
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($7.1) and $18.8	(184.2)	(54.9)
Net gain (loss) on derivatives, net of tax of $10.9 and ($6.9)	25.5	(14.1)
Pension and postretirement benefits, net of tax of $3.5	5.8	—
Reclassification adjustments:
Currency translation adjustment	(.6)	13.3
Derivatives, net of tax of ($2.3) and $4.2	(9.8)	9.8
Pension and postretirement benefits, net of tax of $40.4 and $26.6	75.7	48.2
Total Other Comprehensive Income (Loss)	(87.6)	2.3
Comprehensive Income	797.6	1,053.3
Net Income Attributable to Noncontrolling Interests	28.1	22.4
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(3.1)	2.7
Comprehensive Income Attributable to Air Products	$772.6	$1,028.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	30 June 2013	30 September 2012
Assets
Current Assets
Cash and cash items	$418.8	$454.4
Trade receivables, net	1,616.0	1,544.7
Inventories	705.9	786.6
Contracts in progress, less progress billings	166.2	190.8
Prepaid expenses	137.1	81.7
Other receivables and current assets	428.3	342.0
Current assets of discontinued operations	8.4	15.6
Total Current Assets	3,480.7	3,415.8
Investment in net assets of and advances to equity affiliates	1,203.3	1,175.7
Plant and equipment, at cost	18,867.7	18,046.2
Less: accumulated depreciation	10,202.0	9,805.6
Plant and equipment, net	8,665.7	8,240.6
Goodwill	1,615.1	1,598.4
Intangible assets, net	716.9	761.6
Noncurrent capital lease receivables	1,441.9	1,328.9
Other noncurrent assets	348.3	393.6
Noncurrent assets of discontinued operations	19.4	27.2
Total Noncurrent Assets	14,010.6	13,526.0
Total Assets	$17,491.3	$16,941.8

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,811.0	$1,927.7
Accrued income taxes	61.5	48.5
Short-term borrowings	1,406.0	633.4
Current portion of long-term debt	76.1	74.3
Current liabilities of discontinued operations	3.1	6.0
Total Current Liabilities	3,357.7	2,689.9
Long-term debt	4,648.2	4,584.2
Other noncurrent liabilities	1,707.5	1,980.9
Deferred income taxes	714.7	670.8
Noncurrent liabilities of discontinued operations	—	.2
Total Noncurrent Liabilities	7,070.4	7,236.1
Total Liabilities	10,428.1	9,926.0
Commitments and Contingencies – See Note 11
Redeemable Noncontrolling Interest	371.8	392.5
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2013 and 2012 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	802.5	810.5
Retained earnings	9,660.1	9,234.5
Accumulated other comprehensive loss	(1,433.3)	(1,348.8)
Treasury stock, at cost (2013 – 39,809,830 shares; 2012 – 36,979,704 shares)	(2,737.9)	(2,468.4)
Total Air Products Shareholders’ Equity	6,540.8	6,477.2
Noncontrolling Interests	150.6	146.1
Total Equity	6,691.4	6,623.3
Total Liabilities and Equity	$17,491.3	$16,941.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 June
(Millions of dollars)	2013	2012
Operating Activities
Net Income	$885.2	$1,051.0
Less: Net income attributable to noncontrolling interests	28.1	22.4
Net income attributable to Air Products	857.1	1,028.6
Income from discontinued operations	(3.1)	(166.5)
Income from continuing operations attributable to Air Products	854.0	862.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	674.4	620.5
Deferred income taxes	8.4	113.1
Benefit from Spanish tax ruling	—	(58.3)
Gain on previously held equity interest	—	(85.9)
Undistributed earnings of unconsolidated affiliates	(47.6)	(42.8)
Share-based compensation	33.0	36.2
Noncurrent capital lease receivables	(124.2)	(204.1)
Other adjustments	161.7	74.4
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(88.9)	(71.9)
Inventories	68.5	(18.8)
Contracts in progress, less progress billings	(3.9)	(16.7)
Other receivables	(65.9)	8.6
Payables and accrued liabilities	(139.8)	30.0
Other working capital	(19.9)	29.8
Pension plan contributions	(258.6)	(31.6)
Cash Provided by Operating Activities	1,051.2	1,244.6
Investing Activities
Additions to plant and equipment	(1,115.4)	(1,166.5)
Acquisitions, less cash acquired	(125.6)	(173.8)
Investment in and advances to unconsolidated affiliates	.2	(175.4)
Proceeds from sale of assets and investments	25.4	13.5
Change in restricted cash	—	60.9
Other investing activities	(2.8)	—
Cash Used for Investing Activities	(1,218.2)	(1,441.3)
Financing Activities
Long-term debt proceeds	522.1	409.6
Payments on long-term debt	(415.7)	(477.6)
Net increase (decrease) in commercial paper and short-term borrowings	780.8	(171.5)
Dividends paid to shareholders	(416.8)	(379.4)
Purchase of treasury shares	(461.6)	(53.1)
Proceeds from stock option exercises	133.1	88.7
Excess tax benefit from share-based compensation	24.6	20.2
Payment for subsidiary shares from noncontrolling interests	(12.6)	(58.4)
Other financing activities	(28.8)	(16.1)
Cash Provided by (Used for) Financing Activities	125.1	(637.6)
Discontinued Operations
Cash provided by operating activities	13.3	32.1
Cash (used for) provided by investing activities	(1.2)	766.4
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	12.1	798.5
Effect of Exchange Rate Changes on Cash	(5.8)	(25.5)
Decrease in Cash and Cash Items	(35.6)	(61.3)
Cash and Cash Items – Beginning of Year	454.4	422.5
Cash and Cash Items – End of Period	$418.8	$361.2

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2012 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of fiscal year 2013.

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

New Accounting Guidance to be Implemented

Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. This guidance will be effective for us beginning in the first quarter of our fiscal year 2014, with early adoption permitted. This guidance requires additional disclosure and will not have a material impact on our consolidated financial statements upon adoption.

Cumulative Translation Adjustment

In March 2013, the FASB issued an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages. This guidance will be applied prospectively and is effective for us beginning in the first quarter of our fiscal year 2015, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

Fed Funds Effective Swap Rate

In July 2013, the FASB issued an update permitting the use of the Fed Funds Effective Swap Rate (OIS) as an acceptable benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the LIBOR swap rate. This guidance was effective upon issuance and should be applied prospectively for qualifying new or redesignated hedging relationships entered into. This guidance will not have an impact on our consolidated financial statements.

Unrecognized Tax Benefits

In July 2013, the FASB issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This guidance will be applied prospectively and is effective for us beginning in the first quarter of our fiscal year 2015, with early adoption permitted. The guidance will not have a material impact on our consolidated financial statements.

3.	DISCONTINUED OPERATIONS

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). For additional information on this transaction, refer to Note 3, Discontinued Operations, in our 2012 Form 10-K.

We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We expect to close on the sale of this business by the end of fiscal year 2013. In the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business, which had been previously reported as part of the Merchant Gases business segment, has been accounted for as a discontinued operation. The results of operations and cash flows of this business have been reclassified from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

The results of discontinued operations are summarized below:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2013	2012	2013	2012
Sales	$12.7	$45.0	$40.0	$242.0

Income before taxes	$.5	$10.2	$3.3	$66.3
Income tax provision	(.1)	3.7	.2	20.6
Income from operations of discontinued operations	.6	6.5	3.1	45.7
Gain on sale of business and impairment/write-down, net of tax	—	120.8	—	120.8
Income from Discontinued Operations, net of tax	$.6	$127.3	$3.1	$166.5

Assets and liabilities of discontinued operations consist of the following:

	30 June 2013	30 September 2012
Trade receivables, net	$7.8	$15.0
Inventories	.3	.5
Other current assets	.3	.1
Total Current Assets	$8.4	$15.6

Plant and equipment, net	$19.4	$27.2
Total Noncurrent Assets	$19.4	$27.2

Payables and accrued liabilities	$3.1	$6.0
Total Current Liabilities	$3.1	$6.0

Other noncurrent liabilities	$—	$.2
Total Noncurrent Liabilities	$—	$.2

4.	BUSINESS RESTRUCTURING AND COST REDUCTION PLANS

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics, and European Merchant businesses.

During the second quarter of 2012, we recorded an expense of $86.8 ($60.6 after-tax, or $.28 per share) for actions to remove stranded costs resulting from our decision to exit the Homecare business, the reorganization of the Merchant business, and actions to right-size our European cost structure in light of the challenging economic outlook. This charge is reflected on the consolidated income statements as “Business restructuring and cost reduction plans.” The planned actions are substantially complete.

During the fourth quarter of 2012, we took actions to exit the Polyurethane Intermediates (PUI) business to improve costs, resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share). We sold certain assets and the rights to a supply contract for $32.7 in cash at closing. In connection with these actions, we recognized an expense of $26.6, for the net book value of assets sold and those committed to be disposed of other than by sale. The remaining charge was primarily related to contract terminations and an environmental liability. Our PUI production facility in Pasadena, Texas is currently being dismantled, with completion expected in fiscal year 2014. The costs to dismantle are expensed as incurred and reflected in continuing operations in the Tonnage Gases business segment.

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

These charges relate only to past actions and do not reflect our position on any future actions.

The following table summarizes the carrying amount of the accrual for the plans at 30 June 2013:

	Severance and Other Benefits	Asset Actions	Contract Actions	Other Costs	Total
Second quarter charge – Cost reduction plan	$80.8	$6.0	$—	$—	$86.8
Fourth quarter charge – PUI business actions (A)	2.7	26.6	6.5	18.8	54.6
Fourth quarter charge – PV market actions (B)	—	34.7	93.5	57.8	186.0
2012 Charge	$83.5	$67.3	$100.0	$76.6	$327.4
Amount reflected in environmental liability (C)	—	—	—	(9.0)	(9.0)
Amount reflected in pension liability	(7.5)	—	—	—	(7.5)
Noncash expenses	(.4)	(67.3)	—	(19.3)	(87.0)
Cash expenditures	(32.8)	—	—	(.1)	(32.9)
Currency translation adjustment	(1.6)	—	—	—	(1.6)
30 September 2012	$41.2	$—	$100.0	$48.2	$189.4
Cash expenditures	(39.2)	—	(3.3)	(11.9)	(54.4)
Currency translation adjustment	.3	—	—	—	.3
Accrued Balance	$2.3	$—	$96.7	$36.3	$135.3

(A)	Charge is net of $32.7 in proceeds received in cash at closing for certain PUI assets and the rights to a supply contract.
(B)	Other includes the write-down of inventory to its net realizable value, the write-down of accounts receivable, and expected losses on purchase commitments.
(C)	Reflected in accrual for environmental obligations. See Note 11, Commitments and Contingencies.

5.	BUSINESS COMBINATIONS

2013 Business Combinations

On 31 May 2013, we acquired EPCO Carbondioxide Products, Inc. (EPCO), the largest independent U.S. producer of liquid carbon dioxide (CO2). This acquisition expands our North American offerings of bulk industrial process gases. In addition, we acquired Wuxi Chem-Gas Company, Ltd. (WCG) on 1 April 2013. This acquisition provides us with additional gases presence in the Jiangsu Province of China. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within the Merchant Gases business segment after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $134, and resulted in recognition of $67 of goodwill.

2012 Business Combinations

Indura S.A.

In July 2012, we acquired a 64.8% controlling equity interest in the outstanding shares of Indura S.A. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests. Prior to the acquisition, Indura S.A. was the largest independent industrial gas company in South America. Indura S.A.’s integrated gas and retail business comprises packaged gases and hardgoods, liquid bulk, healthcare, and on-sites.

Under the purchase agreement, the largest minority shareholder has a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). Under the agreement, we also had an obligation to purchase 2.0% of the remaining shares of Indura S.A. During the third quarter of 2013, we purchased these shares for CLP5.5 billion ($11).

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

Allocation of Purchase Price
Trade receivables, net	$131.2
Inventories	103.5
Other current assets and (liabilities) (A)	(67.5)
Plant and equipment	397.2
Intangible assets	382.1
Current portion of long-term debt and short-term borrowings	(70.8)
Long-term debt	(279.8)
Deferred income taxes	(131.3)
Other noncurrent assets and (liabilities)	(12.3)
Fair Value of Identifiable Net Assets Acquired	$452.3
Goodwill	626.2
Noncontrolling interests (including redeemable noncontrolling interest)	(388.9)
Total	$689.6

(A)	Includes cash and cash items, prepaid expenses, other current assets, payables and accrued liabilities, and other current liabilities.

The noncontrolling interests of Indura S.A., including redeemable noncontrolling interest, were recorded on the acquisition date at fair value. Refer to Note 14, Noncontrolling Interests, for additional information.

DA NanoMaterials LLC

On 2 April 2012, we acquired E.I. DuPont de Nemours and Co. Inc.’s 50% interest in our joint venture, DuPont Air Products NanoMaterials LLC (DA NanoMaterials) for $158 ($147 net of cash acquired of $11). The transaction was accounted for as a business combination and beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

Prior to the acquisition, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The three and nine months ended 30 June 2012 include a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair value as of the acquisition date. This gain is reflected on the consolidated income statements as “Gain on previously held equity interest.”

For additional information regarding the Indura S.A. and DA NanoMaterials acquisitions, refer to Note 5, Business Combinations, in our 2012 Form 10-K.

6.	INVENTORIES

The components of inventories are as follows:

	30 June 2013	30 September 2012
Finished goods	$530.8	$617.9
Work in process	35.5	36.7
Raw materials, supplies and other	234.4	220.0
	800.7	874.6
Less: Excess of FIFO cost over LIFO cost	(94.8)	(88.0)
	$705.9	$786.6

FIFO cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2013 are as follows:

	30 September 2012	Acquisitions and Adjustments	Currency Translation and Other	30 June 2013
Merchant Gases	$1,138.6	$72.0	$(46.7)	$1,163.9
Tonnage Gases	14.7	—	(.5)	14.2
Electronics and Performance Materials	445.1	2.0	(10.1)	437.0
	$1,598.4	$74.0	$(57.3)	$1,615.1

The Merchant Gases segment goodwill increased primarily due to the acquisitions of EPCO and WCG during the third quarter of 2013. Refer to Note 5, Business Combinations, for further details on these acquisitions. Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2013 is 2.7 years. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro/U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2013		30 September 2012
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$1,685.0	.5	$1,348.8	.6
Net investment hedges	803.5	1.7	779.2	2.5
Not designated	325.7	.1	477.7	.1
Total Forward Exchange Contracts	$2,814.2	.8	$2,605.7	1.0

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt at 30 June 2013 included €894.6 million ($1,163.9) and 30 September 2012 included €888.2 million ($1,142.2).

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating to fixed interest rate swaps (which are designated as cash flow hedges). At 30 June 2013, outstanding interest rate swaps were denominated in U.S. dollars, Euros, and Chilean Pesos. The maximum remaining term of any interest rate swap designated as a cash flow hedge is 1.6 years. The notional amount of the interest rate swap agreements are equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps between U.S. dollars and Chilean Pesos, U.S. dollars and offshore Chinese Renminbi, as well as U.S. dollars and British Pound Sterling.

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2013				30 September 2012
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$300.0	LIBOR	3.61%	6.2	$450.0	LIBOR	3.23%	4.7
Cross currency interest rate swaps (net investment hedge)	$243.5	3.95%	.96%	2.5	$243.5	3.95%	.96%	3.2
Interest rate swaps (cash flow hedge)	$443.1	1.87%	Various	.4	$452.8	2.75%	Various	.6
Cross currency interest rate swaps (cash flow hedge)	$144.7	3.54%	2.31%	4.7	$—	—	—	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June 2013	30 September 2012	Balance Sheet Location	30 June 2013	30 September 2012
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$46.5	$12.7	Accrued liabilities	$14.1	$17.0
Interest rate management contracts	Other receivables	12.8	1.1	Accrued liabilities	1.3	15.6
Forward exchange contracts	Other noncurrent assets	39.9	64.3	Other noncurrent liabilities	.9	2.5
Interest rate management contracts	Other noncurrent assets	32.2	48.6	Other noncurrent liabilities	3.4	9.5
Total Derivatives Designated as Hedging Instruments		$131.4	$126.7		$19.7	$44.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$.7	$.9	Accrued liabilities	$1.9	$2.2
Total Derivatives		$132.1	$127.6		$21.6	$46.8

Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

Three Months Ended 30 June
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2013		2012	2013	2012	2013	2012	2013	2012
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$5.9	$4.7	$—	$—	$6.1	$(8.4)	$12.0	$(3.7)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	—	.2	—	—	—	—	—	.2
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(4.4)	(2.8)	—	—	1.9	—	(2.5)	(2.8)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	.2	—	—	—	.2	.4	.4	.4
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	—	—	—	—	—	—	—	—
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(13.0)	$8.2	$(13.0)	$8.2
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(4.9)	$29.4	$(8.6)	$29.3	$6.0	$.4	$(7.5)	$59.1
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$(2.1)	$(1.8)	$—	$—	$—	$—	$(2.1)	$(1.8)

Nine Months Ended 30 June
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2013		2012	2013	2012	2013	2012	2013	2012
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$13.6	$(10.6)	$—	$—	$11.9	$(3.5)	$25.5	$(14.1)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.7	.7	—	—	—	—	.7	.7
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(12.7)	7.5	—	—	1.9	—	(10.8)	7.5
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.8)	.4	—	—	.8	1.0	—	1.4
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.3	.2	—	—	—	—	.3	.2
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(20.0)	$3.3	$(20.0)	$3.3
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(4.7)	$22.4	$(9.1)	$32.3	$3.7	$(.1)	$(10.1)	$54.6
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$(2.9)	$(3.0)	$—	$—	$—	$—	$(2.9)	$(3.0)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)	The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 30 June 2013 that are expected to be reclassified to earnings in the next twelve months are not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $5.8 as of 30 June 2013 and $13.8 as of 30 September 2012. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $89.2 as of 30 June 2013 and $90.1 as of 30 September 2012. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2013		30 September 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$87.1	$87.1	$77.9	$77.9
Interest rate management contracts	45.0	45.0	49.7	49.7
Liabilities
Derivatives
Forward exchange contracts	$16.9	$16.9	$21.7	$21.7
Interest rate management contracts	4.7	4.7	25.1	25.1
Long-term debt, including current portion	4,724.3	4,949.9	4,658.5	5,005.9

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3	—	Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 June 2013				30 September 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$87.1	$—	$87.1	$—	$77.9	$—	$77.9	$—
Interest rate management contracts	45.0	—	45.0	—	49.7	—	49.7	—
Total Assets at Fair Value	$132.1	$—	$132.1	$—	$127.6	$—	$127.6	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$16.9	$—	$16.9	$—	$21.7	$—	$21.7	$—
Interest rate management contracts	4.7	—	4.7	—	25.1	—	25.1	—
Total Liabilities at Fair Value	$21.6	$—	$21.6	$—	$46.8	$—	$46.8	$—

Refer to Note 1, Major Accounting Policies, in our 2012 Form 10-K and Note 8, Financial Instruments, in this quarterly filing for additional information on our accounting and reporting of the fair value of financial instruments.

10.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three and nine months ended 30 June 2013 and 2012 were as follows:

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$13.0	$8.0	$11.3	$6.0	$1.1	$1.1
Interest cost	29.3	14.1	31.1	15.6	.4	1.0
Expected return on plan assets	(46.4)	(17.6)	(44.6)	(16.7)	—	—
Prior service cost amortization	.7	.1	.6	.1	—	—
Actuarial loss amortization	29.1	6.7	19.7	3.8	.6	.7
Settlements	4.5	—	—	—	—	—
Special termination benefits	.1	.4	—	—	—	—
Other	—	.5	—	.6	—	—
Net periodic benefit cost	$30.3	$12.2	$18.1	$9.4	$2.1	$2.8

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$39.0	$24.3	$33.8	$18.1	$3.2	$3.3
Interest cost	87.7	43.1	93.2	46.8	1.4	3.0
Expected return on plan assets	(139.0)	(53.5)	(133.6)	(50.0)	—	—
Prior service cost amortization	2.1	.3	1.9	.3	—	—
Actuarial loss amortization	87.3	20.1	59.0	11.5	1.8	2.1
Settlements	4.5	—	—	—	—	—
Special termination benefits	.1	.4	4.6	2.2	—	—
Other	—	1.6	—	1.9	—	—
Net periodic benefit cost	$81.7	$36.3	$58.9	$30.8	$6.4	$8.4

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the participant’s retirement date. Pension settlements are recognized when payments exceed the sum of the service and interest cost components of the plan’s net periodic pension cost for the fiscal year.

A settlement is recognized when the pension obligation is settled. During the three months ended 30 June 2013, we recognized settlement charges of $4.5 in other income, net on the consolidated income statements. We anticipate additional pension settlements in the fourth quarter of 2013 as payments are made to additional retirees.

Special termination benefits for the nine months ended 30 June 2012 are related to the cost reduction plan initiated in the second quarter. For additional information regarding this plan, see Note 4, Business Restructuring and Cost Reduction Plans.

For the nine months ended 30 June 2013 and 2012, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $258.6 and $31.6, respectively. Total contributions for fiscal 2013 are expected to be approximately $280 to $290. During fiscal 2012, total contributions were $76.4.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $80 at 30 June 2013) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003 alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $80 at 30 June 2013) plus interest accrued thereon until final disposition of the proceedings.

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

Environmental

In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA; the federal Superfund law), Resource Conservation and Recovery Act (RCRA), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are approximately 34 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2012 Form 10-K. The consolidated balance sheets at 30 June 2013 and 30 September 2012 included an accrual of $87.9 and $87.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $87 to a reasonably possible upper exposure of $101 as of 30 June 2013.

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

PACE

At 30 June 2013, $33.3 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 30 June 2013, $19.7 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 June 2013, $6.2 of the environmental accrual was related to the Paulsboro site.

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

PASADENA

At 30 June 2013, $12.7 of the environmental accrual was related to the Pasadena site.

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

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 June 2013, there were 6,615,390 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

During the nine months ended 30 June 2013, we granted 1,131,315 stock options at a weighted-average exercise price of $81.58 and an estimated fair value of $19.85 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions:

Expected volatility	28.6%–30.4%
Expected dividend yield	2.4%
Expected life (in years)	7.3–9.1
Risk-free interest rate	1.2%–1.5%

In addition, we granted 263,354 deferred stock units at a weighted-average grant-date fair value of $82.33 and 33,632 restricted shares at a weighted-average grant-date fair value of $81.57.

Refer to Note 18, Share-Based Compensation, in our 2012 Form 10-K for information on the valuation and accounting for our share-based compensation programs.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2013	2012	2013	2012
Before-Tax Share-Based Compensation Cost	$10.6	$8.8	$33.0	$36.2
Income tax benefit	(3.8)	(3.1)	(11.9)	(13.0)
After-Tax Share-Based Compensation Cost	$6.8	$5.7	$21.1	$23.2

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2013 and 2012 was not material.

13.	EQUITY

The following is a summary of the changes in total equity for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2013			2012
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 March	$6,365.5	$151.9	$6,517.4	$6,262.7	$144.7	$6,407.4
Net Income (A)	288.4	7.4	295.8	484.5	8.0	492.5
Other comprehensive income (loss)	(56.2)	(1.4)	(57.6)	(125.7)	(1.4)	(127.1)
Dividends on common stock (per share $.71, $.64)	(148.8)	—	(148.8)	(135.5)	—	(135.5)
Dividends to noncontrolling interests	—	(7.2)	(7.2)	—	(3.1)	(3.1)
Share-based compensation expense	10.6	—	10.6	8.8	—	8.8
Issuance of treasury shares for stock option and award plans	69.0	—	69.0	15.1	—	15.1
Tax benefit of stock option and award plans	14.5	—	14.5	2.6	—	2.6
Purchase of noncontrolling interests	(1.3)	—	(1.3)	—	—	—
Other equity transactions	(.9)	(.1)	(1.0)	1.1	(14.4)	(13.3)
Balance at 30 June	$6,540.8	$150.6	$6,691.4	$6,513.6	$133.8	$6,647.4

	Nine Months Ended 30 June
	2013			2012
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$6,477.2	$146.1	$6,623.3	$5,795.8	$142.9	$5,938.7
Net income(A)	857.1	21.3	878.4	1,028.6	22.4	1,051.0
Other comprehensive income (loss)	(84.5)	(3.1)	(87.6)	(.4)	2.7	2.3
Dividends on common stock (per share $2.06, $1.86)	(429.6)	—	(429.6)	(393.0)	—	(393.0)
Dividends to noncontrolling interests	—	(13.6)	(13.6)	—	(16.1)	(16.1)
Share-based compensation expense	33.0	—	33.0	35.8	—	35.8
Purchase of treasury shares	(461.6)	—	(461.6)	(53.1)	—	(53.1)
Issuance of treasury shares for stock option and award plans	118.5	—	118.5	76.9	—	76.9
Tax benefits of stock option and award plans	34.2	—	34.2	28.0	—	28.0
Purchase of noncontrolling interests	(1.6)	—	(1.6)	(4.4)	(1.9)	(6.3)
Other equity transactions	(1.9)	(.1)	(2.0)	(.6)	(16.2)	(16.8)
Balance at 30 June	$6,540.8	$150.6	$6,691.4	$6,513.6	$133.8	$6,647.4

(A)

Net income attributable to noncontrolling interests for the three and nine months ended 30 June 2013 excludes net income of $2.6 and $6.8, respectively, related to redeemable noncontrolling interests, which are not part of total equity. There were no redeemable noncontrolling interests recorded at 30 June 2012. Refer to Note 14, Noncontrolling Interests, for additional information.

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

The following is a rollforward of the redeemable noncontrolling interest:

Balance at 30 September 2011	$—
Indura acquisition	374.1
Net loss	(2.4)
Currency translation adjustment	20.8
Balance at 30 September 2012	$392.5
Net income	6.8
Dividends	(1.1)
Currency translation adjustment	(26.4)
Balance at 30 June 2013	$371.8

15.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 30 June		Nine Months Ended 30 June
	2013	2012	2013	2012
NUMERATOR
Income from continuing operations	$287.8	$357.2	$854.0	$862.1
Income from discontinued operations	.6	127.3	3.1	166.5
Net Income Attributable to Air Products	$288.4	$484.5	$857.1	$1,028.6
DENOMINATOR (in millions)
Weighted average common shares – Basic	209.4	211.5	209.3	211.0
Effect of dilutive securities
Employee stock option and other award plans	2.5	3.2	2.6	3.6
Weighted average common shares – Diluted	211.9	214.7	211.9	214.6
BASIC EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.38	$1.69	$4.08	$4.08
Income from discontinued operations	—	.60	.02	.79
Net Income Attributable to Air Products	$1.38	$2.29	$4.10	$4.87
DILUTED EPS ATTRIBUTABLE TO AIR PRODUCTS
Income from continuing operations	$1.36	$1.66	$4.03	$4.02
Income from discontinued operations	—	.60	.01	.77
Net Income Attributable to Air Products	$1.36	$2.26	$4.04	$4.79

Options on 1.1 million and 2.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2013, respectively. Options on 4.0 million and 3.5 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2012, respectively.

16.	INCOME TAXES

During the first quarter of 2012, we reached a settlement with the Spanish tax authorities for €41.3 million ($56) in resolution of tax deductions claimed by certain of our Spanish subsidiaries during fiscal years 2005-2011. Of this settlement, $43.8 ($.20 per share) increased our income tax expense and had a 3.8% impact on our effective tax rate for the nine months ended 30 June 2012. The cash payment for the settlement was principally paid in the second quarter of 2012.

During the second quarter of 2012, we received a favorable ruling by the Spanish Supreme Court over tax benefits related to certain transactions of a Spanish subsidiary for years 1991 and 1992, a period before we controlled this subsidiary. As a result, we recorded a reduction in income tax expense of $58.3 ($.27 per share), including interest and penalties. This reduction in income tax expense had an 5.1% impact on our effective tax rate for the nine months ended 30 June 2012.

During the third quarter of 2012, our unrecognized tax benefits increased $33.3 as a result of certain tax positions taken in conjunction with the disposition of our Homecare business. For additional information, see Note 3, Discontinued Operations.

During the second quarter of 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law which included retroactive extensions of certain business tax provisions that had expired. This Act did not have a material impact on our consolidated financial statements.

17.	SUPPLEMENTAL INFORMATION

Credit Agreement

On 30 April 2013, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2013 Credit Agreement provides us with a source of liquidity and supports our commercial paper program. We entered into this agreement to increase the previously existing facility by $330.0, extend the maturity date to 30 April 2018, and modify the financial covenant, which is now a maximum ratio of total debt to total capitalization of 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 30 June 2013.

The 2013 Credit Agreement terminates and replaces our previous $2,170.0 revolving credit agreement which was to mature 30 June 2015 and had a financial covenant of long-term debt divided by the sum of long-term debt plus equity of no greater than 60%. No borrowings were outstanding under the previous agreement at the time of its termination and no early termination penalties were incurred.

Debt

We have classified a 3.75% Eurobond for €300 ($390) maturing in November 2013 as long-term debt because we have the ability to refinance the debt under our $2,500.0 committed credit facility maturing 30 April 2018. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 4 February 2013, we issued a $400.0 senior fixed-rate 2.75% note that matures on 3 February 2023.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During the first nine months of fiscal year 2013, we purchased 5.7 million of our outstanding shares at a cost of $461.6. At 30 June 2013, $485.3 in share repurchase authorization remains.

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

Business Segment Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2013	2012	2013	2012
Sales to External Customers
Merchant Gases	$1,032.5	$874.1	$3,044.8	$2,645.4
Tonnage Gases	845.5	767.4	2,552.4	2,360.7
Electronics and Performance Materials	565.7	603.8	1,663.5	1,706.0
Equipment and Energy	103.6	94.8	333.2	293.8
Segment and Consolidated Totals	$2,547.3	$2,340.1	$7,593.9	$7,005.9

Operating Income
Merchant Gases	$164.9	$164.6	$504.0	$483.4
Tonnage Gases	119.9	134.3	381.2	371.1
Electronics and Performance Materials (A)	86.8	176.7	225.6	340.3
Equipment and Energy	16.0	9.8	45.0	26.9
Segment Total	$387.6	$485.4	$1,155.8	$1,221.7
Business restructuring and cost reduction plans	—	—	—	(86.8)
Other	(4.5)	(2.6)	(10.6)	(10.4)
Consolidated Total	$383.1	$482.8	$1,145.2	$1,124.5

(A)	The gain on remeasuring our previously held equity interest in DA NanoMaterials is reflected in 2012. For additional information, see Note 5, Business Combinations.

	30 June 2013	30 September 2012
Identifiable Assets (A)
Merchant Gases	$6,598.5	$6,428.5
Tonnage Gases	5,241.7	5,059.8
Electronics and Performance Materials	2,874.9	2,930.3
Equipment and Energy	575.6	379.3
Segment total	$15,290.7	$14,797.9
Other	969.5	925.4
Discontinued operations	27.8	42.8
Consolidated Total	$16,288.0	$15,766.1

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Geographic Information

	Three Months Ended 30 June		Nine Months Ended 30 June
	2013	2012	2013	2012
Sales to External Customers
U.S./Canada	$1,132.4	$1,082.0	$3,353.7	$3,232.0
Europe	654.6	635.3	1,951.2	1,931.9
Asia	578.8	579.5	1,744.8	1,697.6
Latin America	181.5	43.3	544.2	144.4
Consolidated Total	$2,547.3	$2,340.1	$7,593.9	$7,005.9

Geographic information is based on country of origin. The Europe region operates principally in France, Germany, the Netherlands, Poland, Spain, and the U.K. The Asia region operates principally in China, Japan, Malaysia, Singapore, South Korea, and Taiwan. The Latin America region operates principally in Brazil and Chile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2012 Form 10-K. An analysis of results for the third quarter and first nine months of 2013 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of third quarter and year to date results that follows includes comparisons to non-GAAP financial measures. These non-GAAP measures exclude the gain on the previously held equity interest in DA NanoMaterials, the cost reduction plan charge, the Spanish tax settlement, and the Spanish tax ruling, all which occurred in 2012. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our baseline performance on a comparable basis. The reconciliation of reported GAAP results to non-GAAP measures is presented on page 39.

THIRD QUARTER 2013 VS. THIRD QUARTER 2012

THIRD QUARTER 2013 IN SUMMARY

—

Sales of $2,547.3 increased 9%, or $207.2. Underlying sales decreased 2%, with volumes down 2% and pricing flat. Sales decreased as a result of our previous decision to exit the PUI business and lower Electronics volumes partially offset by higher volumes in the Merchant Gases, Performance Materials, and Equipment businesses. The acquisition of Indura S.A. (Indura) increased sales by 6%. Higher energy contractual cost pass-through to customers increased sales by 5%.

—

Operating income of $383.1 decreased 21%, or $99.7, and operating margin of 15.0% decreased 560 basis points (bp) as the prior year included a gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income decreased 3%, or $13.8, and operating margin decreased 200 bp, primarily from higher pensions costs, higher energy pass-through, higher power costs not recovered by pricing, and the impact of acquisitions.

—

Income from continuing operations of $287.8 decreased 19%, or $69.4, and diluted earnings per share from continuing operations of $1.36 decreased 18%, or $.30. On a non-GAAP basis, income from continuing operations decreased 5%, or $14.8, and diluted earnings per share from continuing operations decreased 4%, or $.05. A summary table of changes in diluted earnings per share is presented below.

—	We acquired EPCO Carbondioxide Products, Inc. (EPCO) and Wuxi Chem-Gas Company Ltd. (WCG) for consideration of $134.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 30 June		Increase (Decrease)
	2013	2012
Diluted Earnings per Share
Net Income	$1.36	$2.26	$(.90)
Income from Discontinued Operations	—	.60	(.60)
Income from Continuing Operations – GAAP Basis	$1.36	$1.66	$(.30)
Gain on previously held equity interest	—	(.25)	.25
Income from Continuing Operations – Non-GAAP Basis	$1.36	$1.41	$(.05)

Operating Income (after-tax) – Non-GAAP Basis
Underlying business
Volume/Acquisitions			$.06
Price/raw materials			(.05)
Costs			(.06)
Operating Income			(.05)

Other (after-tax)
Equity affiliates’ income			.01
Interest expense			(.03)
Income tax rate			.01
Noncontrolling interests			(.01)
Weighted average diluted shares			.02
Other			—
Total Change in Diluted Earnings per Share from Continuing Operations– Non-GAAP Basis			$(.05)

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$2,547.3	$2,340.1	$207.2	9%
Operating income – GAAP Basis	383.1	482.8	(99.7)	(21)%
Operating margin – GAAP Basis	15.0%	20.6%	—	(560bp)
Equity affiliates’ income	44.2	41.7	2.5	6%
Operating income – Non-GAAP Basis	383.1	396.9	(13.8)	(3)%
Operating margin – Non-GAAP Basis	15.0%	17.0%	—	(200bp)

Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Price	—%
Acquisitions	6%
Currency	—%
Energy and raw material cost pass-through	5%
Total Consolidated Change	9%

Underlying sales decreased 2% with volumes down 2% and pricing flat. Sales decreased as a result of our previous decision to exit the PUI business and lower Electronics volumes partially offset by higher volumes in the Merchant Gases, Performance Materials, and Equipment businesses. The Indura acquisition increased sales by 6%. Higher energy and raw material contractual cost pass-through to customers increased sales by 5%.

Operating Income

Operating income of $383.1 decreased 21%, or $99.7. The prior year included a gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income decreased 3%, or $13.8. The decrease was primarily due to higher operating costs, including the impact from pensions, of $18 and lower recovery of raw material costs in pricing of $13, partially offset by acquisitions of $18.

Equity Affiliates’ Income

Income from equity affiliates of $44.2 increased $2.5.

Selling and Administrative Expense (S&A)

S&A expense of $271.3 increased $40.9, primarily due to the acquisition of Indura. S&A, as a percent of sales, increased from 9.8% to 10.7%.

Research and Development (R&D)

R&D expense of $33.5 increased $1.0, primarily due to inflation. R&D, as a percent of sales, decreased from 1.4% to 1.3%.

Gain on Previously Held Equity Interest in DA NanoMaterials

On 2 April 2012, we acquired E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture DA NanoMaterials. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

Prior to the acquisition date, we accounted for our 50% interest in DA NanoMaterials as an equity-method investment. The three months ended 30 June 2012 included a gain of $85.9 ($54.6 after-tax, or $.25 per share) as a result of revaluing our previously held equity interest to fair market value as of the acquisition date. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on this transaction.

Other Income, Net

Other income of $16.1 increased $5.6, primarily due to a commercial contract settlement and the sale of assets, partially offset by a pension settlement in the current year. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 30 June
	2013	2012
Interest incurred	$42.2	$33.0
Less: capitalized interest	6.8	7.0
Interest expense	$35.4	$26.0

Interest incurred increased $9.2. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 24.0% and 26.7% in the third quarter of 2013 and 2012, respectively. The prior year effective tax rate included an increase in income tax expense of $31.3 related to the gain on the previously held equity interest in DA NanoMaterials. Refer to Note 5, Business Combinations, to the consolidated financial statements for details on this transaction. On a non-GAAP basis, the effective tax rate was 24.0% and 24.7% in the third quarter of 2013 and 2012, respectively. The decrease in the effective tax rate was primarily due to changes in geographic earnings mix.

Discontinued Operations

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We expect to close on the sale of this business by the end of fiscal year 2013. In the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business, which had been previously reported as part of the Merchant Gases business segment, has been accounted for as a discontinued operation. The results of operations and cash flows of this business have been reclassified from the results of continuing operations for all periods presented.

Business Combinations

On 31 May 2013, we acquired EPCO, the largest independent U.S. producer of liquid carbon dioxide (CO2). This acquisition expands our North American offerings of bulk industrial process gases. In addition, we acquired WCG on 1 April 2013. This acquisition provides us with additional gases presence in the Jiangsu Province of China. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within the Merchant Gases business segment after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $134, and resulted in recognition of $67 of goodwill.

Segment Analysis

Merchant Gases

	Three Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$1,032.5	$874.1	$158.4	18%
Operating income	164.9	164.6	.3	— %
Operating margin	16.0%	18.8%	—	(280bp)
Equity affiliates’ income	36.6	36.8	(.2)	(1)%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	2%
Price	—%
Acquisitions	16%
Currency	—%
Total Merchant Gases Sales Change	18%

Underlying sales increased 2% from the impact of higher volumes of 2%. The acquisition of Indura increased sales by 16%.

In the U.S./Canada, sales increased 6%, with increased volumes of 2% and higher pricing of 4%. Higher liquid oxygen, nitrogen, and argon volumes were partially offset by lower helium volumes due to supply limitations. Pricing was higher primarily due to recovery of higher natural gas costs in liquid hydrogen and strength in helium.

In Europe, sales decreased 2%, with volumes down 2% and lower price of 1%, partially offset by a favorable currency impact of 1%. Volumes were down due to helium supply limitations and lower cylinder volumes. Liquid oxygen and liquid nitrogen volumes were slightly positive as higher wholesale volumes were mostly offset by weaker demand across most end markets. Pricing was lower as higher helium pricing was more than offset by pricing pressure and unfavorable mix in liquid oxygen and liquid nitrogen.

In Asia, sales decreased 1%, with reduced pricing of 2% and a favorable currency impact of 1%. Volumes were flat as higher liquid oxygen, nitrogen, and argon volumes and improved micro-bulk volumes were offset by lower helium volumes due to supply limitations. Pricing decreased as pricing pressure in liquid oxygen, nitrogen and argon, particularly in China, was partially offset by higher pricing in helium.

Merchant Gases Operating Income and Margin

Operating income was higher by $.3 as the impact of the Indura acquisition of $18 and higher volumes of $4 were mostly offset by lower price recovery of power costs of $13 and higher operating costs, including the impact from pensions, of $8. Operating margin decreased 280 bp from prior year, primarily due to the impact of the Indura acquisition and higher costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $36.6 decreased $.2.

Tonnage Gases

	Three Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$845.5	$767.4	$78.1	10%
Operating income	119.9	134.3	(14.4)	(11)%
Operating margin	14.2%	17.5%	—	(330bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	(7)%
Energy and raw material cost pass-through	16%
Currency	1%
Total Tonnage Gases Sales Change	10%

Sales increased 10%, or $78.1. Volumes decreased 7% primarily due to the impact of our previous decision to exit our PUI business. Base business volumes were relatively flat, as U.S. Gulf Coast customer maintenance outages were offset by fewer customer outages in Europe. Higher energy contractual cost pass-through to customers increased sales by 16% and favorable currency impacts increased sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income was lower by 11% primarily from higher operating costs, including maintenance and pension, of $10 and lower volumes of $6. Operating margin decreased 330 bp from the prior year, primarily due to higher energy cost pass-through and the higher costs.

Electronics and Performance Materials

	Three Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$565.7	$603.8	$(38.1)	(6)%
Operating income – GAAP Basis	86.8	176.7	(89.9)	(51)%
Operating margin – GAAP Basis	15.3%	29.3%	—	(1,400bp)
Operating income – Non-GAAP Basis	86.8	90.8	(4.0)	(4)%
Operating margin – Non-GAAP Basis	15.3%	15.0%	—	30bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	(5)%
Price	(1)%
Acquisitions	—%
Currency	—%
Total Electronics and Performance Materials Sales Change	(6)%

Sales decreased 6% from lower volumes and business mix of 5% and lower pricing of 1%. Electronics sales were down 11% due to weaker process materials volumes and equipment sales from lower fab utilization and lower new fab investment. Performance Materials sales decreased 1% as lower pricing was partially offset by higher volumes. The increase in volumes was primarily to the automobile and U.S. housing markets while we continued to see weakness in select construction markets and marine coatings.

Electronics and Performance Materials Operating Income and Margin

Operating income of $86.8 decreased 51%, or $89.9, primarily due to the prior year gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income of $86.8 decreased by $4.0 primarily due to the lower Electronics volumes and lower prices and product mix in Performance Materials. Operating margin of 15.3% increased 30 bp primarily due to volume mix in the Electronics equipment business.

Equipment and Energy

	Three Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$103.6	$94.8	$8.8	9%
Operating income	16.0	9.8	6.2	63%

Equipment and Energy Sales and Operating Income

Sales of $103.6 increased primarily from higher LNG project activity. Operating income of $16.0 increased from the higher LNG activity and lower development spending.

The sales backlog for the Equipment business at 30 June 2013 was $327 compared to $450 at 30 September 2012.

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

Other operating loss was $(4.5) versus $(2.6) in the prior year. The current year includes a pension settlement of $4.5. No other individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2013 VS. FIRST NINE MONTHS 2012

FIRST NINE MONTHS 2013 IN SUMMARY

—

Sales of $7,593.9 increased 8%, or $588.0. Volumes were flat as higher volumes in the Tonnage Gases, Performance Materials and Equipment businesses were offset by lower volumes in our European Merchant Gases and Electronics businesses and our previous decision to exit the PUI business. Pricing was flat as higher pricing in Merchant Gases was offset by lower pricing in Performance Materials. The acquisitions of Indura and DA NanoMaterials increased sales by 6%. Higher energy contractual cost pass-through to customers increased sales by 2%.

—

Operating income of $1,145.2 increased 2%, or $20.7, and operating margin of 15.1% decreased 100 bp as the prior year included a charge of $86.8 for the cost reduction plan and a gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income increased 2%, or $19.8, and operating margin decreased 100 bp, primarily due to higher pension, energy, and distribution costs and the impacts of the Indura acquisition.

—

Income from continuing operations of $854.0 decreased 1%, or $8.1, and diluted earnings per share from continuing operations of $4.03 increased $.01. On a non-GAAP basis, income from continuing operations increased $.4, and diluted earnings per share from continuing operations increased 1%, or $.05. A summary table of changes in diluted earnings per share is presented below.

—	We acquired EPCO Carbondioxide Products, Inc. (EPCO) and Wuxi Chem-Gas Company Ltd. (WCG) for consideration of $134.

—

We purchased 5.7 million of our outstanding shares at a cost of $461.6 under the $1,000 share repurchase program announced in the fourth quarter of 2011. At 30 June 2013, $485.3 in share repurchase authorization remains.

—	We increased our quarterly dividend by 11% from $.64 to $.71 per share. This represents the 31st consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Nine Months Ended 30 June		Increase (Decrease)
	2013	2012
Diluted Earnings per Share
Net Income	$4.04	$4.79	$(.75)
Income from Discontinued Operations	.01	.77	(.76)
Income from Continuing Operations – GAAP Basis	$4.03	$4.02	$.01
Gain on previously held equity interest	—	(.25)	.25
Cost reduction plan	—	.28	(.28)
Spanish tax settlement	—	.20	(.20)
Spanish tax ruling	—	(.27)	.27
Income from Continuing Operations – Non-GAAP Basis	$4.03	$3.98	$.05

Operating Income (after-tax) – Non-GAAP Basis
Underlying business
Volume/Acquisitions			$.21
Price/raw materials			(.11)
Costs			(.03)
Operating Income			.07

Other (after-tax)
Equity affiliates’ income			.04
Interest expense			(.08)
Income tax rate			(.01)
Nonconrolling interests			(.02)
Weighted average diluted shares			.05
Other			(.02)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.05

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Nine Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$7,593.9	$7,005.9	$588.0	8%
Operating income – GAAP Basis	1,145.2	1,124.5	20.7	2%
Operating margin – GAAP Basis	15.1%	16.1%	—	(100	bp)
Equity affiliates’ income	125.4	114.3	11.1	10%
Operating income – Non-GAAP Basis	1,145.2	1,125.4	19.8	2%
Operating margin – Non-GAAP Basis	15.1%	16.1%	—	(100	bp)

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	—%
Acquisitions	6%
Currency	—%
Energy and raw material cost pass-through	2%
Total Consolidated Change	8%

Volumes were flat as higher volumes in the Tonnage Gases, Performance Materials, and Equipment businesses were offset by lower volumes in Merchant Gases and Electronics and our previous decision to exit the PUI business. Pricing was flat as higher pricing in Merchant Gases was offset by lower pricing in Performance Materials. The acquisitions of Indura and DA NanoMaterials increased sales by 6%. Higher energy contractual cost pass-through to customers increased sales by 2%.

Operating Income

Operating income of $1,145.2 increased 2%, or $20.7. On a GAAP basis, prior year operating income included a charge of $86.8 for the cost reduction plan and a gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income of $1,145.2 increased 2%, or $19.8. The increase was primarily due to acquisitions of $55 and higher volumes of $2, partially offset by lower recovery of raw material costs in pricing of $29 from higher energy and distribution costs, and higher operating costs, including the impact from pensions, of $13. Current year operating income includes the gain on a sale of our investment in an equity affiliate of $5.

Equity Affiliates’ Income

Income from equity affiliates of $125.4 increased $11.1, primarily due to better performance in our Mexican equity.

Selling and Administrative Expense (S&A)

S&A expense of $806.1 increased $107.3 primarily due to the acquisition of Indura. S&A, as a percent of sales, increased to 10.6% from 10.0%.

Research and Development (R&D)

R&D expense of $99.1 increased $8.8 primarily due to inflation and the acquisition of DA NanoMaterials. R&D, as a percent of sales, was 1.3% in 2013 and 2012.

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

Included in the expense was a second quarter charge of $86.8 ($60.6 after-tax, or $.28 per share) for actions to remove stranded costs resulting from our decision to exit the Homecare business, reorganize the Merchant business, and right-size our European cost structure in light of the challenging economic outlook. The planned actions are substantially complete.

As a response to global economic conditions, we continue to evaluate a number of cost saving initiatives. While any such actions would be taken to improve our long term profitability, the actions could materially reduce operating profit in the period in which they are recorded.

Gain on Previously Held Equity Interest in DA NanoMaterials

On 2 April 2012, we acquired E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture DA NanoMaterials. Beginning in the third quarter of 2012, the results of DA NanoMaterials were consolidated within our Electronics and Performance Materials business segment.

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

Other Income, Net

Other income of $45.7 increased $8.2, primarily due to the sale of our investment in an equity affiliate in the current year and a favorable commercial contract settlement, partially offset by a pension settlement. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Nine Months Ended 30 June
	2013	2012
Interest incurred	$124.8	$107.1
Less: capitalized interest	18.4	22.3
Interest expense	$106.4	$84.8

Interest incurred increased $17.7. The increase was driven primarily by a higher average debt balance, partially offset by a lower average interest rate on the debt portfolio. The change in capitalized interest was driven by a decrease in project spending.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. On a GAAP basis, the effective tax rate was 24.2% and 23.4% in 2013 and 2012, respectively. The prior year effective tax rate included reductions in income tax expense of $58.3 related to the Spanish tax ruling and $26.2 related to the cost reduction plan, offset by an increase to income tax expense of $43.8 related to the Spanish tax settlement and $31.3 related to the gain on the previously held equity interest in DA NanoMaterials. Refer to Note 4, Business Restructuring and Cost Reduction Plans, Note 5, Business Combinations, and Note 16, Income Taxes, to the consolidated financial statements for details on these items. On a non-GAAP basis, the effective tax rate was 24.2% and 24.1% in 2013 and 2012, respectively.

During the second quarter of 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law which included retroactive extensions of certain business tax provisions that had expired. This Act did not have a material impact on our consolidated financial statements.

Discontinued Operations

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). We are actively marketing the remaining portion of the Homecare business, which is primarily in the United Kingdom and Ireland. We expect to close on the sale of this business by the end of fiscal year 2013. In the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business to its estimated net realizable value. Additional charges may be recorded in future periods dependent upon the timing and method of ultimate disposition.

The Homecare business, which had been previously reported as part of the Merchant Gases business segment, has been accounted for as a discontinued operation. The results of operations and cash flows of this business have been reclassified from the results of continuing operations for all periods presented.

Business Combinations

On 31 May 2013, we acquired EPCO, the largest independent U.S. producer of liquid carbon dioxide (CO2). This acquisition expands our North American offerings of bulk industrial process gases. In addition, we acquired WCG on 1 April 2013. This acquisition provides us with additional gases presence in the Jiangsu Province of China. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within the Merchant Gases business segment after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $134, and resulted in recognition of $67 of goodwill.

Segment Analysis

Merchant Gases

	Nine Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$3,044.8	$2,645.4	$399.4	15%
Operating income	504.0	483.4	20.6	4%
Operating margin	16.6%	18.3%	—	(170	bp)
Equity affiliates’ income	106.5	100.1	6.4	6%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	1%
Acquisitions	15%
Total Merchant Gases Sales Change	15%

Underlying sales were flat due to lower volumes of 1% and higher pricing of 1%. The acquisition of Indura increased sales by 15%.

In the U.S./Canada, sales increased 2%, with price up 2% and volumes flat. Volumes were flat as higher liquid oxygen and liquid nitrogen volumes to the metals processing and primary materials end markets were offset by helium supply limitations. Pricing was higher primarily due to helium. In Europe, sales decreased 4%, with volumes down 4%. Volumes were down primarily due to overall economic weakness in the region. In Asia, sales increased 3%, due to higher volumes of 1% and a favorable currency impact of 2%.

Merchant Gases Operating Income and Margin

Operating income of $504.0 was higher by $20.6, or 4%, as the impact of the Indura acquisition of $49 and lower operating costs, including the effects of our cost reduction plan in Europe, of $8 were partially offset by lower price recovery of power and fuel costs of $22 and lower volumes of $17. The current year also includes the gain on a sale of our investment in an equity affiliate of $5. Operating margin decreased 170 bp from prior year, primarily due to the Indura acquisition and higher power and fuel costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $106.5 increased $6.4, primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases

	Nine Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$2,552.4	$2,360.7	$191.7	8%
Operating income	381.2	371.1	10.1	3%
Operating margin	14.9%	15.7%	—	(80	bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	1%
Energy and raw material cost pass-through	7%
Total Tonnage Gases Sales Change	8%

Volumes increased 1% as the impact of new plants was partially offset by our previous decision to exit the PUI business. Higher energy contractual cost pass-through to customers increased sales by 7%.

Tonnage Gases Operating Income and Margin

Operating income increased primarily due to higher volumes of $14, partially offset by higher costs of $6. Operating margin decreased 80 bp from prior year, primarily due to higher energy cost pass-through.

Electronics and Performance Materials

	Nine Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$1,663.5	$1,706.0	$(42.5)	(2)%
Operating income – GAAP Basis	225.6	340.3	(114.7)	(34)%
Operating margin – GAAP Basis	13.6%	19.9%	—	(630	bp)
Operating income – Non-GAAP basis	225.6	254.4	(28.8)	(11)%
Operating margin – Non-GAAP basis	13.6%	14.9%	—	(130	bp)

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	(1)%
Acquisitions	2%
Total Electronics and Performance Materials Sales Change	(2)%

Sales decreased 2% as lower volumes of 3% and lower pricing of 1% were partially offset by acquisitions of 2%. Electronics sales decreased 5% as weaker materials volumes and equipment sales were partially offset by the acquisition of DA NanoMaterials. Performance Materials sales were flat as higher volumes of 3% were offset by lower pricing of 2% and unfavorable currency of 1%. The increase in volumes was primarily due to strength in the automobile and U.S. housing markets partially offset by weaker volumes to certain construction markets and marine coatings. The lower pricing was primarily due to unfavorable mix impacts.

Electronics and Performance Materials Operating Income and Margin

Operating income of $225.6 decreased 34%, or $114.7, as the prior year includes the gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income of $225.6 decreased $28.8, or 11%, from higher operating costs of $22, lower volumes of $10, and unfavorable price and mix impacts of $6, partially offset by acquisitions of $6 and favorable currency of $3. The higher operating costs primarily include an unfavorable impact associated with inventory revaluation resulting from lower raw material costs. Operating margin of 13.6% decreased 130 bp primarily due to the inventory adjustment and lower volumes.

Equipment and Energy

	Nine Months Ended 30 June
	2013	2012	$ Change	Change
Sales	$333.2	$293.8	$39.4	13%
Operating income	45.0	26.9	18.1	67%

Equipment and Energy Sales and Operating Income

Sales of $333.2 increased primarily from higher LNG project activity. Operating income of $45.0 increased from the higher LNG activity and lower development spending.

The sales backlog for the Equipment business at 30 June 2013 was $327, compared to $450 at 30 September 2012.

Other

Other operating loss was $(10.6) compared to $(10.4) in the prior year. The current year loss includes a pension settlement and an unfavorable LIFO pool adjustment versus the prior year. The prior year loss included stranded costs from discontinued operations. No other individual items were significant in comparison to the prior year.

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

CONSOLIDATED RESULTS

	Q3	Q3		Q3	Q3	YTD	YTD		YTD	YTD
	Continuing Operations
	Operating Income	Operating Margin (A)		Income	Diluted EPS	Operating Income	Operating Margin (A)		Income	Diluted EPS
2013 GAAP	$383.1	15.0%		$287.8	$1.36	$1,145.2	15.1%		$854.0	$4.03
2012 GAAP	482.8	20.6%		357.2	1.66	1,124.5	16.1%		862.1	4.02
Change GAAP	$(99.7)	(560	bp)	$(69.4)	$(.30)	$20.7	(100	bp)	$(8.1)	$.01
% Change GAAP	(21)%			(19)%	(18)%	2%			(1)%	—%

2013 GAAP	$383.1	15.0%		$287.8	$1.36	$1,145.2	15.1%		$854.0	$4.03
2013 Non-GAAP Measure	$383.1	15.0%		$287.8	$1.36	$1,145.2	15.1%		$854.0	$4.03

2012 GAAP	$482.8	20.6%		$357.2	$1.66	$1,124.5	16.1%		$862.1	$4.02
Gain on previously held equity interest (tax impact $31.3)	(85.9)	(3.6)%		(54.6)	(.25)	(85.9)	(1.2)%		(54.6)	(.25)
Cost reduction plan (tax impact $26.2)	—	—		—	—	86.8	1.2%		60.6	.28
Spanish tax settlement	—	—		—	—	—	—		43.8	.20
Spanish tax ruling	—	—		—	—	—	—		(58.3)	(.27)
2012 Non-GAAP Measure	$396.9	17.0%		$302.6	$1.41	$1,125.4	16.1%		$853.6	$3.98

Change Non-GAAP Measure	$(13.8)	(200	bp)	$(14.8)	$(.05)	$19.8	(100	bp)	$.4	$.05
% Change Non-GAAP Measure	(3)%			(5)%	(4)%	2%			—%	1%

(A)	Operating Margin is calculated by dividing operating income by sales.

ELECTRONICS AND PERFORMANCE MATERIALS

	Q3	Q3		YTD	YTD
	Operating Income	Operating Margin (A)		Operating Income	Operating Margin (A)
2013 GAAP	$86.8	15.3%		$225.6	13.6%
2012 GAAP	176.7	29.3%		340.3	19.9%
Change GAAP	$(89.9)	(1400	bp)	$(114.7)	(630	bp)
% Change GAAP	(51)%			(34)%

2013 GAAP	$86.8	15.3%		$225.6	13.6%
2013 Non-GAAP Measure	$86.8	15.3%		$225.6	13.6%

2012 GAAP	$176.7	29.3%		$340.3	19.9%
Gain on previously held equity interest	(85.9)	(14.3)%		(85.9)	(5.0)%
2012 Non-GAAP Measure	$90.8	15.0%		$254.4	14.9%

Change Non-GAAP Measure	$(4.0)	30	bp	$(28.8)	(130	bp)
% Change Non-GAAP Measure	(4)%			(11)%

(A)	Operating Margin is calculated by dividing operating income by sales.

	Effective Tax Rate
	Q3	Q3	YTD	YTD
	2013	2012	2013	2012
Income Tax Provision — GAAP	$94.1	$133.3	$282.1	$269.5
Income from continuing operations before taxes — GAAP	$391.9	$498.5	$1,164.2	$1,154.0
Effective Tax Rate — GAAP	24.0%	26.7%	24.2%	23.4%

Income Tax Provision — GAAP	$94.1	$133.3	$282.1	$269.5
Gain on previously held equity interest	—	(31.3)	—	(31.3)
Cost reduction plan tax impact	—	—	—	26.2
Spanish tax settlement	—	—	—	(43.8)
Spanish tax ruling	—	—	—	58.3
Income Tax Provision — Non-GAAP Measure	$94.1	$102.0	$282.1	$278.9

Income from continuing operations before taxes — GAAP	$391.9	$498.5	$1,164.2	$1,154.0
Gain on previously held equity interest	—	(85.9)	—	(85.9)
Cost reduction plan	—	—	—	86.8
Income from continuing operations before taxes — Non- GAAP Measure	$391.9	$412.6	$1,164.2	$1,154.9
Effective Tax Rate — Non-GAAP Measure	24.0%	24.7%	24.2%	24.1%

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

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first nine months of 2013. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 30 June 2013, we had $404.4 of foreign cash and cash items compared to total cash and cash items of $418.8. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first nine months of 2013, cash provided by operating activities was $1,051.2, primarily driven by income from continuing operations of $854.0. Income from continuing operations is adjusted for non-cash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. The working capital accounts were a use of cash of $249.9, including trade receivables of $88.9 and a decrease in accounts payable and accrued liabilities which included payments related to the business restructuring and cost reduction plans of $54.4.

We contributed $258.6 to our pension plans, primarily for plans in the U.S. Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications.

For the first nine months of 2012, cash provided by operating activities was $1,244.6, primarily driven by income from continuing operations of $862.1. Income from continuing operations reflected a non-cash gain on the previously held equity interest in DA NanoMaterials of $85.9 and a non-cash tax benefit of $58.3 recognized as a result of the second quarter Spanish tax ruling. The working capital accounts were a use of cash of $39.0, including trade receivables of $71.9. The provision for the cost reduction plan resulted in an increase to accrued liabilities of $80.8, partially offset by a use of cash of $21.2 for payments made in relation to the cost reduction plan.

Investing Activities

For the first nine months of 2013, cash used for investing activities was $1,218.2, primarily driven by capital expenditures for plant and equipment of $1,115.4. During the third quarter of 2013, we had acquisitions for $125.6, net of cash acquired, which included EPCO and WCG. See Note 5, Business Combinations, for additional details regarding these transactions.

For the first nine months of 2012, cash used for investing activities was $1,441.3, primarily driven by capital expenditures for plant and equipment of $1,166.5. During the third quarter of 2012, we acquired E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture, DA NanoMaterials, for $147. See Note 5, Business Combinations, for additional details regarding this transaction. We also purchased a 25% equity interest in Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG), an unconsolidated affiliate, for $155 in the third quarter of 2012.

Capital expenditures are detailed in the table below:

	Nine Months Ended 30 June
	2013	2012
Additions to plant and equipment	$1,115.4	$1,166.5
Acquisitions, less cash acquired	125.6	173.8
Investment in and advances to unconsolidated affiliates	(.2)	175.4
Capital expenditures on a GAAP basis	$1,240.8	$1,515.7
Capital lease expenditures (A)	179.1	139.9
Purchase of noncontrolling interests(A)	12.6	6.3
Capital expenditures on a Non-GAAP basis	$1,432.5	$1,661.9

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

Financing Activities

For the first nine months of 2013, cash provided by financing activities was $125.1. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash of $887.2, driven primarily by an increase in commercial paper and short-term borrowings of $780.8 and the issuance of a $400.0 senior fixed-rate 2.75% note on 4 February 2013 which was partially offset by the repayment of a $300.0 senior fixed-rate 4.15% note on 1 February 2013. Proceeds from stock option exercises were $133.1. The primary uses of cash were to purchase 5.7 million shares of treasury stock for $461.6 and to pay dividends of $416.8.

For the first nine months of 2012, cash used for financing activities was $637.6. Our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash of $239.5 and included the issuance of a $400.0 senior fixed-rate 3.0% note on 3 November 2011, the repayment of a 4.25% Eurobond of $400.3 in April 2012, and a decrease in commercial paper and other short-term debt repayments of $171.5. Dividends paid to shareholders were a use of cash of $379.4.

Financing and Capital Structure

Total debt at 30 June 2013 and 30 September 2012, expressed as a percentage of the sum of total debt and total equity, was 47.8% and 44.4%, respectively. Total debt increased from $5,291.9 at 30 September 2012 to $6,130.3 at 30 June 2013.

On 30 April 2013, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. We entered into this agreement to increase the previously existing facility by $330.0, extend the maturity date to 30 April 2018, and modify the financial covenant. No borrowings were outstanding under the 2013 Credit Agreement as of 30 June 2013. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization of 70%.

The 2013 Credit Agreement terminates and replaces the Company’s $2,170.0 revolving credit agreement dated 8 July 2010, as subsequently amended, which was to mature 30 June 2015 and had a financial covenant of long-term debt divided by the sum of long-term debt plus equity of no greater than 60%. No borrowings were outstanding under the previous agreement at the time of its termination and no early termination penalties were incurred.

Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($162.9), maturing in June 2015. There are RMB250.0 million ($40.7) in outstanding borrowings under this commitment at 30 June 2013. Additional commitments totaling $381.8 are maintained by our foreign subsidiaries, of which $308.1 was borrowed and outstanding at 30 June 2013.

As of 30 June 2013, we are in compliance with all of the financial and other covenants under our debt agreements.

We have classified a 3.75% Eurobond for €300 ($390.3) maturing in November 2013 as long-term debt because we have the ability to refinance the debt under our $2,500.0 committed credit facility maturing in 2018. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2013, 5.7 million of our outstanding shares were purchased at a cost of $461.6. At 30 June 2013, $485.3 in share repurchase authorization remains.

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

OFF-BALANCE SHEET ARRANGEMENTS

Other than the 2013 Credit Agreement, there have been no material changes to off-balance sheet arrangements as reflected in the Management’s Discussion and Analysis in our 2012 Form 10-K. Refer to Note 17, Supplemental Information, to the consolidated financial statements for additional information on this agreement. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

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

The net financial instrument position decreased from a liability of $4,925.1 at 30 September 2012 to a liability of $4,839.4 at 30 June 2013. The decrease is primarily due to the impact of higher interest rates on the market value of long-term debt.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 30 June 2013 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Revolving Credit Agreement dated as of 30 April 2013 for $2,500,000,000.

10.2	Amendment No. 6 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

10.3	Amendment No. 7 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

10.4	Amendment No. 8 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 24 July 2013	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Revolving Credit Agreement dated as of 30 April 2013 for $2,500,000,000.

10.2	Amendment No. 6 to the Air Products and Chemicals, Inc. Retirement Savings Plan

10.3	Amendment No. 7 to the Air Products and Chemicals, Inc. Retirement Savings Plan

10.4	Amendment No. 8 to the Air Products and Chemicals, Inc. Retirement Savings Plan.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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