Form 10-Q
period 2013-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2014-01-29
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2013

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2013
Common Stock, $1 par value	211,672,884

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2013	2012
Sales	$2,545.5	$2,562.4
Cost of sales	1,865.9	1,900.1
Selling and administrative	280.9	268.2
Research and development	33.5	33.3
Other income (expense), net	20.4	11.6
Operating Income	385.6	372.4
Equity affiliates’ income	38.2	41.4
Interest expense	33.3	35.8
Income from Continuing Operations before Taxes	390.5	378.0
Income tax provision	94.5	92.2
Income from Continuing Operations	296.0	285.8
Income from Discontinued Operations, net of tax	3.1	1.4
Net Income	299.1	287.2
Less: Net Income Attributable to Noncontrolling Interests	8.9	8.9
Net Income Attributable to Air Products	$290.2	$278.3

Net Income Attributable to Air Products
Income from continuing operations	$287.1	$276.9
Income from discontinued operations	3.1	1.4
Net Income Attributable to Air Products	$290.2	$278.3

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.36	$1.32
Income from discontinued operations	.01	.01
Net Income Attributable to Air Products	$1.37	$1.33

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.34	$1.30
Income from discontinued operations	.01	.01
Net Income Attributable to Air Products	$1.35	$1.31

Weighted Average Common Shares – Basic (in millions)	211.8	210.0
Weighted Average Common Shares – Diluted (in millions)	214.3	212.6
Dividends Declared Per Common Share – Cash	$.71	$.64

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2013	2012
Net Income	$299.1	$287.2
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($13.6) and ($13.6)	31.4	78.4
Net gain on derivatives, net of tax of $4.8 and $5.8	13.1	16.0
Reclassification adjustments:
Derivatives, net of tax of ($4.4) and ($4.5)	(11.9)	(14.3)
Pension and postretirement benefits, net of tax of $9.6 and $12.9	20.0	24.4
Total Other Comprehensive Income	52.6	104.5
Comprehensive Income	351.7	391.7
Net Income Attributable to Noncontrolling Interests	8.9	8.9
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1.1)	1.1
Comprehensive Income Attributable to Air Products	$343.9	$381.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2013	30 September 2013
Assets
Current Assets
Cash and cash items	$387.6	$450.4
Trade receivables, net	1,561.2	1,544.3
Inventories	693.4	706.1
Contracts in progress, less progress billings	152.0	182.3
Prepaid expenses	119.7	121.1
Other receivables and current assets	416.2	432.4
Current assets of discontinued operations	—	2.5
Total Current Assets	3,330.1	3,439.1
Investment in net assets of and advances to equity affiliates	1,212.7	1,195.5
Plant and equipment, at cost	19,864.8	19,529.9
Less: accumulated depreciation	10,712.8	10,555.9
Plant and equipment, net	9,152.0	8,974.0
Goodwill	1,642.9	1,653.8
Intangible assets, net	700.5	717.3
Noncurrent capital lease receivables	1,478.1	1,476.9
Other noncurrent assets	398.9	393.5
Total Noncurrent Assets	14,585.1	14,411.0
Total Assets	$17,915.2	$17,850.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,921.4	$1,944.9
Accrued income taxes	76.3	63.0
Short-term borrowings	1,030.5	709.9
Current portion of long-term debt	117.0	507.4
Current liabilities of discontinued operations	—	2.4
Total Current Liabilities	3,145.2	3,227.6
Long-term debt	5,020.8	5,056.3
Other noncurrent liabilities	1,136.2	1,164.3
Deferred income taxes	831.6	827.2
Total Noncurrent Liabilities	6,988.6	7,047.8
Total Liabilities	10,133.8	10,275.4
Commitments and Contingencies – See Note 10
Redeemable Noncontrolling Interest	358.7	375.8
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2014 and 2013 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	805.0	799.2
Retained earnings	9,785.4	9,646.4
Accumulated other comprehensive loss	(966.9)	(1,020.6)
Treasury stock, at cost (2014 – 37,782,700 shares; 2013 – 38,276,327 shares)	(2,608.9)	(2,632.3)
Total Air Products Shareholders’ Equity	7,264.0	7,042.1
Noncontrolling Interests	158.7	156.8
Total Equity	7,422.7	7,198.9
Total Liabilities and Equity	$17,915.2	$17,850.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2013	2012
Operating Activities
Net Income	$299.1	$287.2
Less: Net income attributable to noncontrolling interests	8.9	8.9
Net income attributable to Air Products	290.2	278.3
Income from discontinued operations	(3.1)	(1.4)
Income from continuing operations attributable to Air Products	287.1	276.9
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	234.2	218.5
Deferred income taxes	33.0	37.4
Share-based compensation	11.8	10.1
Noncurrent capital lease receivables	(10.0)	(93.4)
Other adjustments	14.2	(169.2)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(17.7)	51.0
Inventories	11.9	42.5
Contracts in progress, less progress billings	32.6	(22.3)
Other receivables	(.9)	(64.4)
Payables and accrued liabilities	(65.2)	7.3
Other working capital	15.2	(16.0)
Cash Provided by Operating Activities	546.2	278.4
Investing Activities
Additions to plant and equipment	(391.1)	(357.0)
Proceeds from sale of assets and investments	5.5	2.8
Other investing activities	—	(1.6)
Cash Used for Investing Activities	(385.6)	(355.8)
Financing Activities
Long-term debt proceeds	1.4	77.3
Payments on long-term debt	(434.0)	(65.0)
Net increase in commercial paper and short-term borrowings	339.1	709.1
Dividends paid to shareholders	(149.9)	(136.0)
Purchase of treasury shares	—	(461.6)
Proceeds from stock option exercises	19.9	27.0
Excess tax benefit from share-based compensation	4.1	8.1
Other financing activities	(18.8)	(1.8)
Cash (Used for) Provided by Financing Activities	(238.2)	157.1
Discontinued Operations
Cash provided by operating activities	.7	5.2
Cash provided by (used for) investing activities	9.8	(.8)
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	10.5	4.4
Effect of Exchange Rate Changes on Cash	4.3	7.1
(Decrease) Increase in Cash and Cash Items	(62.8)	91.2
Cash and Cash Items – Beginning of Year	450.4	454.4
Cash and Cash Items – End of Period	$387.6	$545.6

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2013 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first three months of fiscal year 2014.

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we”, “our”, “us”, the “Company”, “Air Products”, or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the last-in, first-out (LIFO) cost basis, which are only finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in our latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2.	NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented in 2014

Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. This disclosure guidance was effective for us beginning in the first quarter of fiscal year 2014 and did not have a material impact on our consolidated financial statements. Refer to Note 13, Accumulated Other Comprehensive Loss, for the required disclosures.

Cumulative Translation Adjustment

In March 2013, the FASB issued an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages. We adopted this guidance, which is to be applied prospectively, at the beginning of fiscal year 2014. This guidance did not have an impact on our consolidated financial statements.

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

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777). This amount included contingent proceeds of €110 million ($144) related to the outcome of certain retender arrangements. As of 31 December 2013, this liability is reflected in payables and accrued liabilities on our consolidated balance sheet, with payment expected in the fourth quarter of fiscal 2014.

In the first quarter of 2014, we sold the remaining portion of the Homecare business, which was primarily in the United Kingdom and Ireland, for £6.1 million ($9.8) and recorded a gain on sale of $2.4. We have entered into an operations guarantee related to the obligations under certain homecare contracts assigned in connection with the transaction. Our maximum potential payment under the guarantee is £20 million (approximately $33 at 31 December 2013) and our exposure will be extinguished by 2020. The fair value of the guarantee is not material.

The results of operations and cash flows of this business have been reclassified from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

The results of discontinued operations are summarized below:

	Three Months Ended 31 December
	2013	2012
Sales	$8.5	$13.8

Income before taxes	$.7	$1.4
Income tax provision	—	—
Income from operations of discontinued operations	.7	1.4
Gain on sale of business, net of tax	2.4	—
Income from Discontinued Operations, net of tax	$3.1	$1.4

The assets and liabilities classified as discontinued operations for the Homecare business at 30 September 2013 consisted of $2.5 in trade receivables, net, and $2.4 in payables and accrued liabilities. As of 31 December 2013, no assets or liabilities were classified as discontinued operations.

4.	BUSINESS RESTRUCTURING AND COST REDUCTION PLANS

2013 Plan

During the fourth quarter of 2013, we recorded an expense of $231.6 ($157.9 after-tax, or $.74 per share) reflecting actions to better align our cost structure with current market conditions. The asset and contract actions primarily impacted the Electronics business due to continued weakness in the photovoltaic (PV) and light-emitting diode (LED) markets. The severance and other contractual benefits primarily impacted our Merchant Gases business and corporate functions in response to weaker than expected business conditions in Europe and Asia, reorganization of our operations and functional areas, and previously announced senior executive changes. The planned actions are expected to be completed by the end of fiscal year 2014.

The following table summarizes the carrying amount of the accrual for the 2013 plan at 31 December 2013:

	Severance and Other Benefits	Asset Actions	Contract Actions/Other	Total
2013 Charge	$71.9	$100.4	$59.3	$231.6
Amount reflected in pension liability	(6.9)	—	—	(6.9)
Noncash expenses	—	(100.4)	—	(100.4)
Cash expenditures	(3.0)	—	(58.5)	(61.5)
Currency translation adjustment	.4	—	—	.4
30 September 2013	$62.4	$—	$.8	$63.2
Cash expenditures	(4.9)	—	—	(4.9)
Currency translation adjustment	.3	—	—	.3
Accrued balance	$57.8	$—	$.8	$58.6

2012 Plans

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics, and European Merchant businesses. As of 30 September 2013, the planned actions were substantially completed.

5.	INVENTORIES

The components of inventories are as follows:

	31 December 2013	30 September 2013
Finished goods	$517.2	$527.3
Work in process	37.7	38.7
Raw materials, supplies and other	234.9	234.9
	$789.8	$800.9
Less: Excess of FIFO cost over LIFO cost	(96.4)	(94.8)
	$693.4	$706.1

First-in, first-out (FIFO) cost approximates replacement cost. Our inventories have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

6.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2013 are as follows:

	Merchant Gases	Tonnage Gases	Electronics and Performance Materials	Total
Balance at 30 September 2013	$1,192.0	$15.2	$446.6	$1,653.8
Acquisitions and adjustments	—	—	—	—
Currency translation and other	(12.6)	.5	1.2	(10.9)
Balance at 31 December 2013	$1,179.4	$15.7	$447.8	$1,642.9

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and British Pound Sterling as well as Euros and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2013 is 3.0 years.

Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the Euro and U.S. dollar.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2013		30 September 2013
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$2,619.0	.5	$2,653.4	.6
Net investment hedges	752.2	3.6	1,231.8	2.4
Not designated	309.5	.1	751.9	.1
Total Forward Exchange Contracts	$3,680.7	1.1	$4,637.1	1.0

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt included €892.9 million ($1,228.2) and RMB475.0 million ($78.5) at 31 December 2013 and €908.3 million ($1,228.4) at 30 September 2013.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating to fixed interest rate swaps (which are designated as cash flow hedges). At 31 December 2013, the outstanding interest rate swaps were denominated in U.S. dollars and Chilean Pesos. The maximum remaining term of any interest rate swap designated as a cash flow hedge is 1.1 years. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2013				30 September 2013
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$300.0	LIBOR	3.61%	5.6	$300.0	LIBOR	3.61%	5.9
Cross currency interest rate swaps (net investment hedge)	$310.8	3.87%	.72%	2.1	$310.8	3.87%	.72%	2.4
Interest rate swaps (cash flow hedge)	$52.8	6.84%	5.64%	1.1	$52.8	6.84%	5.64%	1.4
Cross currency interest rate swaps (cash flow hedge)	$202.2	3.60%	2.51%	4.8	$169.3	3.48%	2.53%	4.8

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2013	30 September 2013	Balance Sheet Location	31 December 2013	30 September 2013
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$53.6	$52.2	Accrued liabilities	$26.7	$22.5
Interest rate management contracts	Other receivables	—	—	Accrued liabilities	4.3	3.5
Forward exchange contracts	Other noncurrent assets	22.3	28.7	Other noncurrent liabilities	16.6	7.7
Interest rate management contracts	Other noncurrent assets	40.7	35.4	Other noncurrent liabilities	5.4	6.1
Total Derivatives Designated as Hedging Instruments		$116.6	$116.3		$53.0	$39.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$.7	$9.6	Accrued liabilities	$.8	$1.5
Total Derivatives		$117.3	$125.9		$53.8	$41.3

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

Three Months Ended 31 December
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2013		2012	2013	2012	2013	2012	2013	2012
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$14.3	$14.9	$—	$—	$(1.2)	$1.1	$13.1	$16.0
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.2	.7	—	—	—	—	.2	.7
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(12.7)	(15.1)	—	—	1.4	—	(11.3)	(15.1)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	—	(.4)	—	—	(.2)	.4	(.2)	—
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	(.6)	.1	—	—	—	—	(.6)	.1
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(4.4)	$(3.7)	$(4.4)	$(3.7)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(9.9)	$(13.3)	$(13.6)	$(18.8)	$5.1	$.3	$(18.4)	$(31.8)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$.1	$(.1)	$—	$—	$—	$—	$.1	$(.1)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2013 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $14.2 as of 31 December 2013 and $10.0 as of 30 September 2013. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $55.8 as of 31 December 2013 and $80.6 as of 30 September 2013. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2013		30 September 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$76.6	$76.6	$90.5	$90.5
Interest rate management contracts	40.7	40.7	35.4	35.4
Liabilities
Derivatives
Forward exchange contracts	$44.1	$44.1	$31.7	$31.7
Interest rate management contracts	9.7	9.7	9.6	9.6
Long-term debt, including current portion	5,137.8	5,343.9	5,563.7	5,804.1

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2013				30 September 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$76.6	$—	$76.6	$—	$90.5	$—	$90.5	$—
Interest rate management contracts	40.7	—	40.7	—	35.4	—	35.4	—
Total Assets at Fair Value	$117.3	$—	$117.3	$—	$125.9	$—	$125.9	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$44.1	$—	$44.1	$—	$31.7	$—	$31.7	$—
Interest rate management contracts	9.7	—	9.7	—	9.6	—	9.6	—
Total Liabilities at Fair Value	$53.8	$—	$53.8	$—	$41.3	$—	$41.3	$—

9.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three months ended 31 December 2013 and 2012 were as follows:

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$10.7	$8.8	$13.0	$8.3	$.8	$1.0
Interest cost	32.7	16.6	29.2	14.7	.6	.5
Expected return on plan assets	(47.0)	(19.2)	(44.9)	(18.3)	—	—
Prior service cost amortization	.7	.1	.7	.1	—	—
Actuarial loss amortization	19.6	8.8	29.1	6.8	.4	.6
Special termination benefits	.2	—	—	—	—	—
Other	—	.5	—	.6	—	—
Net periodic benefit cost	$16.9	$15.6	$27.1	$12.2	$1.8	$2.1

Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The amount of net periodic benefit cost capitalized in 2014 and 2013 was not material.

For the three months ended 31 December 2013 and 2012, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $31.4 and $230.0, respectively. Total contributions for fiscal 2014 are expected to be approximately $80 to $100. During fiscal 2013, total contributions were $300.8.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $76 at 31 December 2013) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. Certain of our defenses, if successful, could result in the matter being dismissed with no fine against us. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is reasonably possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $76 at 31 December 2013) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated consistent with the policy set forth in Note 1, Major Accounting Policies, to the consolidated financial statements in our 2013 Form 10-K. The consolidated balance sheets at 31 December 2013 and 30 September 2013 included an accrual of $85.2 and $86.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $85 to a reasonably possible upper exposure of $99 as of 31 December 2013.

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

PACE

At 31 December 2013, $32.8 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 December 2013, $19.4 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 31 December 2013, $4.5 of the environmental accrual was related to the Paulsboro site.

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

PASADENA

At 31 December 2013, $12.6 of the environmental accrual was related to the Pasadena site.

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

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 31 December 2013, there were 5,618,492 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

During the three months ended 31 December 2013, we granted 778,928 stock options at a weighted-average exercise price of $107.69 and an estimated fair value of $28.72 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions:

Expected volatility	29.8%–30.3%
Expected dividend yield	2.5%
Expected life (in years)	7.4–8.4
Risk-free interest rate	2.3%–2.7%

In addition, we granted 188,578 deferred stock units at a weighted-average grant-date fair value of $107.75 and 12,649 restricted shares at a weighted-average grant-date fair value of $107.69.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

Three Months Ended 31 December	2013	2012
Before-Tax Share-Based Compensation Cost	$11.8	$10.1
Income tax benefit	(4.3)	(3.6)
After-Tax Share-Based Compensation Cost	$7.5	$6.5

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2014 and 2013 was not material.

12.	EQUITY

The following is a summary of the changes in total equity for the three months ended 31 December:

	Three Months Ended 31 December
	2013			2012
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,042.1	$156.8	$7,198.9	$6,477.2	$146.1	$6,623.3
Net Income (A)	290.2	7.6	297.8	278.3	6.8	285.1
Other comprehensive income (loss)	53.7	(1.1)	52.6	103.4	1.1	104.5
Dividends on common stock (per share $.71, $.64)	(150.3)	—	(150.3)	(132.9)	—	(132.9)
Dividends to noncontrolling interests	—	(4.6)	(4.6)	—	(2.1)	(2.1)
Share-based compensation expense	11.8	—	11.8	10.1	—	10.1
Purchase of treasury shares	—	—	—	(461.6)	—	(461.6)
Issuance of treasury shares for stock option and award plans	13.2	—	13.2	14.8	—	14.8
Tax benefit of stock option and award plans	4.8	—	4.8	10.2	—	10.2
Purchase of noncontrolling interests	(.5)	—	(.5)	—	—	—
Other equity transactions	(1.0)	—	(1.0)	(.2)	—	(.2)
Balance at 31 December	$7,264.0	$158.7	$7,422.7	$6,299.3	$151.9	$6,451.2

(A)

Net income attributable to noncontrolling interests for the three months ended 31 December 2013 and 2012 excludes net income of $1.3 and $2.1, respectively, related to redeemable noncontrolling interests, which are not part of total equity. Refer to Note 14, Noncontrolling Interests, for additional information.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss, net of tax, attributable to Air Products for the three months ended 31 December 2013:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2013	$(4.1)	$(61.5)	$(955.0)	$(1,020.6)
Other comprehensive income before reclassifications	13.1	32.5	—	45.6
Amounts reclassified from AOCL	(11.9)	—	20.0	8.1
Net current period other comprehensive income	$1.2	$32.5	$20.0	$53.7
Balance at 31 December 2013	$(2.9)	$(29.0)	$(935.0)	$(966.9)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended 31 December
	2013	2012
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/cost of sales	$.2	$.7
Other income/expense, net	(11.9)	(15.0)
Interest expense	(.2)	—
Total Gain on Cash Flow Hedges, net of tax	$(11.9)	$(14.3)

Pension and Postretirement Benefits, net of tax(A)	$20.0	$24.4

(A)	The components include prior service cost and actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 9, Retirement Benefits.

14.	NONCONTROLLING INTERESTS

INDURA S.A.

Redeemable Noncontrolling Interest

In 2012, we purchased a controlling equity interest in the outstanding shares of Indura S.A. As part of the purchase agreement, the largest minority shareholder in Indura S.A. has the right to exercise a put option to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). The put option is embedded within the minority interest shares that are subject to the put option. The redemption feature requires classification of the minority shareholder’s interest in the consolidated balance sheet outside of equity under the caption “Redeemable Noncontrolling Interest.”

Adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within capital in excess of par value.

The following is a summary of changes in redeemable noncontrolling interest for the three months ended 31 December:

	2013	2012
Balance at 30 September	$375.8	$392.5
Net income	1.3	2.1
Dividends	(3.5)	—
Currency translation adjustment	(14.9)	(3.9)
Balance at 31 December	$358.7	$390.7

As of 31 December 2013, we have a 67.3% controlling equity interest in Indura S.A.

15.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 December
	2013	2012
Numerator
Income from continuing operations	$287.1	$276.9
Income from discontinued operations	3.1	1.4
Net Income Attributable to Air Products	$290.2	$278.3
Denominator (in millions)
Weighted average number of common shares – Basic	211.8	210.0
Effect of dilutive securities
Employee stock option and other award plans	2.5	2.6
Weighted average number of common shares – Diluted	214.3	212.6
Basic EPS Attributable to Air Products
Income from continuing operations	$1.36	$1.32
Income from discontinued operations	.01	.01
Net Income Attributable to Air Products	$1.37	$1.33
Diluted EPS Attributable to Air Products
Income from continuing operations	$1.34	$1.30
Income from discontinued operations	.01	.01
Net Income Attributable to Air Products	$1.35	$1.31

Options on .8 million and 5.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2013 and 2012, respectively.

16.	SUPPLEMENTAL INFORMATION

Debt

As of 31 December 2013, we have classified commercial paper of $400.0 maturing in 2014 as long-term debt because we have the ability and intent to refinance the debt under our $2,500.0 committed credit facility maturing 30 April 2018. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During fiscal year 2013, we purchased 5.7 million of our outstanding shares at a cost of $461.6. There were no purchases during the first quarter of fiscal year 2014. At 31 December 2013, $485.3 in share repurchase authorization remains.

17.	BUSINESS SEGMENT INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

	Three Months Ended 31 December
	2013	2012
Sales to External Customers
Merchant Gases	$1,047.7	$1,009.1
Tonnage Gases	808.1	898.4
Electronics and Performance Materials	579.1	549.0
Equipment and Energy	110.6	105.9
Segment and Consolidated Totals	$2,545.5	$2,562.4

Operating Income
Merchant Gases	$169.2	$171.0
Tonnage Gases	117.6	138.1
Electronics and Performance Materials	83.5	61.3
Equipment and Energy	20.5	8.4
Segment total	$390.8	$378.8
Other	(5.2)	(6.4)
Consolidated Total	$385.6	$372.4

	31 December 2013	30 September 2013
Identifiable Assets (A)
Merchant Gases	$6,735.1	$6,729.9
Tonnage Gases	5,460.3	5,397.0
Electronics and Performance Materials	2,868.9	2,859.4
Equipment and Energy	762.0	675.2
Segment total	$15,826.3	$15,661.5
Other	876.2	990.6
Discontinued operations	—	2.5
Consolidated Total	$16,702.5	$16,654.6

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2013 Form 10-K. An analysis of results for the first quarter of 2014 is provided in the Management’s Discussion and Analysis to follow.

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

FIRST QUARTER 2014 VS. FIRST QUARTER 2013

FIRST QUARTER 2014 IN SUMMARY

—

Sales of $2,545.5 decreased 1%, or $16.9. Underlying sales decreased 2%, primarily due to lower volumes in Tonnage Gases, including the exit from the Polyurethane Intermediates business. Higher energy and raw material contractual cost pass-through to customers increased sales 1%.

—

Operating income of $385.6 increased 4%, or $13.2, and operating margin of 15.1% increased 60 basis points (bp) primarily from strong results in our Electronics and Performance Materials and Equipment businesses.

—	Net income of $287.1 increased 4%, or $10.2, and diluted earnings per share of $1.34 increased 3%, or $.04. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 December		Increase (Decrease)
	2013	2012
Diluted Earnings per Share
Net Income	$1.35	$1.31	$.04
Income from Discontinued Operations	.01	.01	—
Income from Continuing Operations	$1.34	$1.30	$.04

Operating Income (after-tax)
Underlying business
Volume			$.12
Price/raw materials			(.05)
Costs			(.01)
Currency			(.01)
Operating Income			.05

Other (after-tax)
Equity affiliates’ income			(.01)
Interest expense			.01
Weighted average diluted shares			(.01)
Other			(.01)
Total Change in Diluted Earnings per Share from Continuing Operations			$.04

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2013	2012	$ Change	Change
Sales	$2,545.5	$2,562.4	$(16.9)	(1)%
Operating income	385.6	372.4	13.2	4%
Operating margin	15.1%	14.5%		60bp
Equity affiliates’ income	38.2	41.4	(3.2)	(8)%

Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Price	—%
Currency	—%
Energy and raw material cost pass-through	1%
Total Consolidated Change	(1)%

Underlying sales decreased 2% with volumes down 2% and stable pricing. Sales decreased as lower Tonnage Gases volumes were partially offset by higher volumes in the rest of our business segments. Higher energy and raw material contractual cost pass-through to customers increased sales by 1%.

Operating Income

Operating income of $385.6 increased 4%, or $13.2, primarily due to higher volumes of $31 across most businesses except Tonnage Gases, partially offset by lower recovery of raw material costs in pricing of $13 and higher costs including maintenance in our Tonnage Gases segment.

Equity Affiliates’ Income

Income from equity affiliates of $38.2 decreased $3.2 primarily due to lower results in a Tonnage Gases affiliate and unfavorable currency impacts in South Africa and India.

Selling and Administrative Expense

Selling and administrative expense of $280.9 increased $12.7, including the impacts of inflation. Selling and administrative expense, as a percent of sales, increased from 10.5% to 11.0%.

Research and Development

Research and development expense of $33.5 increased $.2. Research and development expense, as a percent of sales, was 1.3% in 2014 and 2013.

Other Income (Expense), Net

Other income (expense), net of $20.4 increased $8.8. The current year included a gain from the sale of emission credits. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2013	2012
Interest incurred	$40.8	$42.7
Less: capitalized interest	7.5	6.9
Interest expense	$33.3	$35.8

Interest incurred decreased $1.9. The decrease was driven primarily by a lower average interest rate on the debt portfolio, partially offset by a higher average debt balance.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 24.2% and 24.4% in the first quarter of 2014 and 2013, respectively.

Discontinued Operations

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). In the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business, which was primarily in the United Kingdom and Ireland, to its estimated net realizable value. In the fourth quarter of 2013, we recorded an additional charge of $18.7 ($13.6 after-tax, or $.06 per share) to update our estimate of net realizable value. In the first quarter of 2014, we sold the remaining portion of the Homecare business for £6.1 million ($9.8) and recorded a gain on the sale of $2.4.

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

Segment Analysis

Merchant Gases

	Three Months Ended 31 December
	2013	2012	$ Change	Change
Sales	$1,047.7	$1,009.1	$38.6	4%
Operating income	169.2	171.0	(1.8)	(1)%
Operating margin	16.1%	16.9%		(80bp	)
Equity affiliates’ income	34.7	35.7	(1.0)	(3)%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	—%
Currency	—%
Total Merchant Gases Sales Change	4%

Underlying sales increased 4% from the impact of higher volumes of 4% as continued strength in liquid oxygen, nitrogen, and argon was partially offset by packaged gases demand weakness in Europe and supply limitations for helium globally.

In the U.S./Canada, sales increased 4%, with increased volumes of 2% and pricing up 2%. Higher liquid oxygen and nitrogen volumes to oilfield services, chemicals, food, and metals were partially offset by lower helium volumes due to supply limitations. Volumes also increased as a result of our EPCO Carbondioxide Products, Inc. acquisition. Pricing was higher primarily due to higher pricing in liquid oxygen, liquid nitrogen, and helium.

In Europe, sales increased 3%, due to a favorable currency impact of 3%. Volumes were flat as higher liquid oxygen, nitrogen, and argon volumes were offset by lower helium volumes due to supply limitations and lower cylinder volumes as construction and fabrication markets remain weak. Pricing was flat as higher helium pricing was offset by lower pricing in liquid oxygen, nitrogen, and argon.

In Asia, sales increased 6%, with higher volumes of 8% and reduced pricing of 2%. Volumes were higher as higher liquid oxygen, nitrogen, and argon volumes and improved micro-bulk volumes were partially offset by lower helium volumes due to supply limitations. Pricing decreased in liquid oxygen, nitrogen and argon, particularly in China, driven in part by a higher mix of wholesale customers.

In South America, sales decreased 5%, with higher volumes of 1% and higher pricing of 1% more than offset by unfavorable currency impacts of 7%. Volumes were higher due to volumes from a new plant in Brazil, partially offset by lower cylinder volumes and delays in mining and power projects in Indura. Higher pricing in helium was partially offset by lower liquid oxygen and nitrogen pricing.

Merchant Gases Operating Income and Margin

Operating income was lower by $1.8 as higher volumes of $14 were more than offset by higher operating costs of $9 and lower price recovery of costs of $6 as higher liquid oxygen and nitrogen pricing did not fully recover higher power and fuel costs. Operating margin decreased 80 bp from prior year, primarily due to the impact of higher costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $34.7 decreased $1.0 as stronger underlying results were more than offset by unfavorable currency impacts in South Africa and India.

Tonnage Gases

	Three Months Ended 31 December
	2013	2012	$ Change	Change
Sales	$808.1	$898.4	$(90.3)	(10)%
Operating income	117.6	138.1	(20.5)	(15)%
Operating margin	14.6%	15.4%		(80bp)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	(13)%
Energy and raw material cost pass-through	2%
Currency	1%
Total Tonnage Gases Sales Change	(10)%

Sales decreased 10%, or $90.3. Volumes decreased 13% as strong demand in the U.S. Gulf Coast hydrogen system was more than offset by reduced volumes due to plant outages and lower volumes in Latin America and our polyeurethane intermediates (PUI) business. The lower PUI volumes decreased sales by 3%. As of the end of the first quarter of 2014, our exit from the PUI business is complete. Higher energy contractual cost pass-through to customers increased sales by 2% and favorable currency impacts increased sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income was lower by 15% primarily from lower volumes of $13 and higher operating costs, including maintenance costs, of $8. Operating margin decreased 80 bp from the prior year, primarily due to the lower volumes and higher maintenance costs.

Electronics and Performance Materials

	Three Months Ended 31 December
	2013	2012	$ Change	Change
Sales	$579.1	$549.0	$30.1	5%
Operating income	83.5	61.3	22.2	36%
Operating margin	14.4%	11.2%		320bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	6%
Price	(1)%
Currency	—%
Total Electronics and Performance Materials Sales Change	5%

Sales increased 5% from higher volumes of 6% partially offset by lower pricing of 1%. Electronics sales were up 4% due to higher equipment and onsite sales and higher materials volumes partially offset by the impact of product exits. Performance Materials sales increased 8% from higher volumes across all product lines and all major regions. The volume growth was driven by strength in the automobile, coatings, and North America housing markets while we continued to see weakness in non-residential construction.

Electronics and Performance Materials Operating Income and Margin

Operating income increased 36%, or $22.2, primarily due to higher volumes of $19 and lower costs of $12, partially offset by lower recovery of raw material costs in pricing of $8. The lower costs included the benefits of our recent business restructuring and cost reduction actions. Operating margin of 14.4% increased 320 bp primarily due to the higher volumes and lower costs.

Equipment and Energy

	Three Months Ended 31 December
	2013	2012	$ Change	Change
Sales	$110.6	$105.9	$4.7	4%
Operating income	20.5	8.4	12.1	144%

Equipment and Energy Sales and Operating Income

Sales of $110.6 and operating income of $20.5 increased primarily from higher LNG activity.

The sales backlog for the Equipment business at 31 December 2013 was $343 compared to $402 at 30 September 2013.

Other

Other operating income (loss) primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO, and the LIFO pool adjustments are not allocated to the business segments.

Other operating loss was $(5.2) versus $(6.4) in the prior year. The decrease in loss was primarily due to the year on year impact of the LIFO pool inventory adjustment. No other individual items were significant in comparison to the prior year.

PENSION BENEFITS

Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses. In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. For the three months ended 31 December 2013, required contributions to funded pension plans and benefit payments under unfunded pension plans were $31. For the three months ended 31 December 2012, cash contributions were $230, which included voluntary contributions of $220.

Refer to Note 9, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2014. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 December 2013, we had $375.9 of foreign cash and cash items compared to total cash and cash items of $387.6. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first three months of 2014, cash provided by operating activities was $546.2, including income from continuing operations of $287.1. Income from continuing operations is adjusted for non-cash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. The working capital accounts were a use of cash of $24.1, including an increase in trade receivables of $17.7 and a decrease in accounts payable and accrued liabilities of $65.2 which included payments related to the 2013 business restructuring and cost reduction plan of $4.9.

We contributed $31.4 to our pension plans, primarily for plans in the U.K. Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications.

For the first three months of 2013, cash provided by operating activities was $278.4, primarily driven by income from continuing operations of $276.9. We contributed $230.0 to our pension plans, primarily for plans in the U.S.

Investing Activities

For the first three months of 2014, cash used for investing activities was $385.6, primarily driven by capital expenditures for plant and equipment of $391.1.

For the first three months of 2013, cash used for investing activities was $355.8, primarily driven by capital expenditures for plant and equipment of $357.0.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2013	2012
Additions to plant and equipment	$391.1	$357.0
Capital expenditures on a GAAP basis	$391.1	$357.0
Capital lease expenditures (A)	48.1	71.4
Capital expenditures on a Non-GAAP basis	$439.2	$428.4

(A)

We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities, if the arrangements qualifies as a capital lease. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure that our management uses internally to evaluate and manage our expenditures.

Financing Activities

For the first three months of 2014, cash used by financing activities was $238.2. Our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash of $93.5, driven primarily by the repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013, partially offset by an increase in commercial paper and short-term borrowings of $339.1. The primary additional use of cash was to pay dividends of $149.9.

For the first three months of 2013, cash provided by financing activities was $157.1. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash of $721.4, driven primarily by an increase in commercial paper and short-term borrowings of $709.1. Primary uses of cash were to purchase 5.7 million shares of treasury stock for $461.6 and to pay dividends of $136.0.

Discontinued Operations

For the first three months of 2014, cash provided by discontinued operations was $10.5. The sale of the remaining Homecare business, which was primarily in the United Kingdom and Ireland, generated proceeds of £6.1 million ($9.8) and a $2.4 gain which are included in discontinued operations in the consolidated statements of cash flows. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.

Financing and Capital Structure

Total debt at 31 December 2013 and 30 September 2013, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity plus redeemable noncontrolling interest), was 44.2% and 45.3%, respectively. Total debt decreased from $6,273.6 at 30 September 2013 to $6,168.3 at 31 December 2013.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks maturing 30 April 2018 (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization of 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 31 December 2013.

Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($165.1), maturing in June 2015. There are RMB250.0 million ($41.3) in outstanding borrowings under this commitment at 31 December 2013. Additional commitments totaling $318.8 are maintained by our foreign subsidiaries, of which $270.9 was borrowed and outstanding at 31 December 2013.

As of 31 December 2013, we are in compliance with all of the financial and other covenants under our debt agreements.

As of 31 December 2013, we classified $400.0 of commercial paper as long-term debt because we have the ability to refinance the debt under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2014, no shares were purchased. At 31 December 2013, $485.3 in share repurchase authorization remains.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. Other than the repayment of a maturing 3.75% Eurobond of €300 million ($401.0) in November 2013, there have been no material changes to contractual obligations since 30 September 2013.

COMMITMENTS AND CONTINGENCIES

Other than the operations guarantee associated with the sale of the remaining portion of the Homecare business as discussed in Note 3, Discontinued Operations, to the consolidated financial statements, there have been no material changes to commitments and contingencies since 30 September 2013. For current updates on Litigation and Environmental matters, refer to Note 10, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements since 30 September 2013. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about management’s expectations. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, weakening or reversal of global or regional economic recovery; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; unanticipated asset impairments or losses; the impact of competitive products and pricing; interruption in ordinary sources of supply of raw materials; the impact of price fluctuations in natural gas; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory investigations; the success of productivity programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; political risks, including the risks of unanticipated government actions that may result in project delays, cancellations or expropriations; the impact of changes in environmental tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2013. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2013 Form 10-K.

There were no material changes to the sensitivity analysis related to interest rate risk on the fixed portion of our debt portfolio since 30 September 2013.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2013.

There were no material changes to market risk sensitivities for foreign exchange rate risk since 30 September 2013.

The net financial instrument position decreased from a liability of $5,719.5 at 30 September 2013 to a liability of $5,280.4 at 31 December 2013. The decrease is primarily due to the repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013, which reduced the book value of long-term debt.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 December 2013 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for the FY2014.

10.2	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 October 2013.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 29 January 2014	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2014 Awards.

10.2	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 October 2013.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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