Form 10-Q
period 2014-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2014-07-24
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2014

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 30 June 2014
Common Stock, $1 par value	213,015,723

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June		Nine Months Ended 30 June
(Millions of dollars, except for share data)	2014	2013	2014	2013
Sales	$2,634.6	$2,547.3	$7,762.0	$7,593.9
Cost of sales	1,918.7	1,875.5	5,702.2	5,589.2
Selling and administrative	272.0	271.3	816.3	806.1
Research and development	33.8	33.5	100.5	99.1
Other income (expense), net	3.7	16.1	41.1	45.7
Operating Income	413.8	383.1	1,184.1	1,145.2
Equity affiliates’ income	43.1	44.2	111.7	125.4
Interest expense	31.3	35.4	96.1	106.4
Income from Continuing Operations before Taxes	425.6	391.9	1,199.7	1,164.2
Income tax provision	102.1	94.1	288.7	282.1
Income from Continuing Operations	323.5	297.8	911.0	882.1
Income from Discontinued Operations, net of tax	—	.6	3.1	3.1
Net Income	323.5	298.4	914.1	885.2
Less: Net Income Attributable to Noncontrolling Interests	9.5	10.0	26.4	28.1
Net Income Attributable to Air Products	$314.0	$288.4	$887.7	$857.1

Net Income Attributable to Air Products
Income from continuing operations	$314.0	$287.8	$884.6	$854.0
Income from discontinued operations	—	.6	3.1	3.1
Net Income Attributable to Air Products	$314.0	$288.4	$887.7	$857.1

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.47	$1.38	$4.17	$4.08
Income from discontinued operations	—	—	.01	.02
Net Income Attributable to Air Products	$1.47	$1.38	$4.18	$4.10

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.46	$1.36	$4.12	$4.03
Income from discontinued operations	—	—	.01	.01
Net Income Attributable to Air Products	$1.46	$1.36	$4.13	$4.04

Weighted Average Common Shares – Basic (in millions)	212.9	209.4	212.4	209.3
Weighted Average Common Shares – Diluted (in millions)	215.4	211.9	214.9	211.9
Dividends Declared Per Common Share – Cash	$.77	$.71	$2.25	$2.06

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 30 June
(Millions of dollars)	2014	2013
Net Income	$323.5	$298.4
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $4.0 and ($6.8)	108.0	(99.8)
Net (loss) gain on derivatives, net of tax of ($8.2) and $5.5	(16.9)	12.0
Pension and postretirement benefits, net of tax of $3.5	—	5.8
Reclassification adjustments:
Currency translation adjustment	—	(.6)
Derivatives, net of tax of $.2 and ($.1)	.9	(2.1)
Pension and postretirement benefits, net of tax of $9.5 and $14.6	20.3	27.1
Total Other Comprehensive Income (Loss)	112.3	(57.6)
Comprehensive Income	435.8	240.8
Net Income Attributable to Noncontrolling Interests	9.5	10.0
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2.2	(1.4)
Comprehensive Income Attributable to Air Products	$424.1	$232.2

	Nine Months Ended 30 June
(Millions of dollars)	2014	2013
Net Income	$914.1	$885.2
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($17.7) and ($7.1)	53.8	(184.2)
Net gain on derivatives, net of tax of ($2.9) and $10.9	.8	25.5
Pension and postretirement benefits, net of tax of $3.5	—	5.8
Reclassification adjustments:
Currency translation adjustment	—	(.6)
Derivatives, net of tax of ($7.8) and ($2.3)	(21.8)	(9.8)
Pension and postretirement benefits, net of tax of $28.7 and $40.4	60.9	75.7
Total Other Comprehensive Income (Loss)	93.7	(87.6)
Comprehensive Income	1,007.8	797.6
Net Income Attributable to Noncontrolling Interests	26.4	28.1
Other Comprehensive Loss Attributable to Noncontrolling Interests	(2.4)	(3.1)
Comprehensive Income Attributable to Air Products	$983.8	$772.6

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	30 June 2014	30 September 2013
Assets
Current Assets
Cash and cash items	$337.6	$450.4
Trade receivables, net	1,612.7	1,544.3
Inventories	690.2	706.1
Contracts in progress, less progress billings	157.5	182.3
Prepaid expenses	115.6	121.1
Other receivables and current assets	426.2	432.4
Current assets of discontinued operations	—	2.5
Total Current Assets	3,339.8	3,439.1
Investment in net assets of and advances to equity affiliates	1,256.3	1,195.5
Plant and equipment, at cost	20,447.3	19,529.9
Less: accumulated depreciation	10,868.2	10,555.9
Plant and equipment, net	9,579.1	8,974.0
Goodwill	1,612.5	1,653.8
Intangible assets, net	665.6	717.3
Noncurrent capital lease receivables	1,436.6	1,476.9
Other noncurrent assets	426.3	393.5
Total Noncurrent Assets	14,976.4	14,411.0
Total Assets	$18,316.2	$17,850.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,892.3	$1,944.9
Accrued income taxes	78.8	63.0
Short-term borrowings	1,115.2	709.9
Current portion of long-term debt	69.8	507.4
Current liabilities of discontinued operations	—	2.4
Total Current Liabilities	3,156.1	3,227.6
Long-term debt	4,951.0	5,056.3
Other noncurrent liabilities	1,153.2	1,164.3
Deferred income taxes	858.3	827.2
Total Noncurrent Liabilities	6,962.5	7,047.8
Total Liabilities	10,118.6	10,275.4
Commitments and Contingencies – See Note 11
Redeemable Noncontrolling Interest	341.4	375.8
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2014 and 2013 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	828.8	799.2
Retained earnings	10,053.5	9,646.4
Accumulated other comprehensive loss	(924.5)	(1,020.6)
Treasury stock, at cost (2014 – 36,439,861 shares; 2013 – 38,276,327 shares)	(2,510.5)	(2,632.3)
Total Air Products Shareholders’ Equity	7,696.7	7,042.1
Noncontrolling Interests	159.5	156.8
Total Equity	7,856.2	7,198.9
Total Liabilities and Equity	$18,316.2	$17,850.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 June
(Millions of dollars)	2014	2013
Operating Activities
Net Income	$914.1	$885.2
Less: Net income attributable to noncontrolling interests	26.4	28.1
Net income attributable to Air Products	887.7	857.1
Income from discontinued operations	(3.1)	(3.1)
Income from continuing operations attributable to Air Products	884.6	854.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	702.3	674.4
Deferred income taxes	69.8	8.4
Undistributed earnings of unconsolidated affiliates	(36.7)	(47.6)
Share-based compensation	32.5	33.0
Noncurrent capital lease receivables	11.8	(124.2)
Other adjustments	102.8	(96.9)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(77.1)	(88.9)
Inventories	12.6	68.5
Contracts in progress, less progress billings	(1.1)	(3.9)
Other receivables	(3.1)	(65.9)
Payables and accrued liabilities	(125.6)	(139.8)
Other working capital	11.2	(19.9)
Cash Provided by Operating Activities	1,584.0	1,051.2
Investing Activities
Additions to plant and equipment	(1,264.9)	(1,115.4)
Acquisitions, less cash acquired	—	(125.6)
Proceeds from sale of assets and investments	34.0	25.4
Other investing activities	.8	(2.6)
Cash Used for Investing Activities	(1,230.1)	(1,218.2)
Financing Activities
Long-term debt proceeds	57.3	522.1
Payments on long-term debt	(591.7)	(415.7)
Net increase in commercial paper and short-term borrowings	422.7	780.8
Dividends paid to shareholders	(463.7)	(416.8)
Purchase of treasury shares	—	(461.6)
Proceeds from stock option exercises	106.5	133.1
Excess tax benefit from share-based compensation	22.5	24.6
Payment for subsidiary shares from noncontrolling interests	(.5)	(12.6)
Other financing activities	(35.8)	(28.8)
Cash (Used for) Provided by Financing Activities	(482.7)	125.1
Discontinued Operations
Cash provided by operating activities	.7	13.3
Cash provided by (used for) investing activities	9.8	(1.2)
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	10.5	12.1
Effect of Exchange Rate Changes on Cash	5.5	(5.8)
(Decrease) in Cash and Cash Items	(112.8)	(35.6)
Cash and Cash Items – Beginning of Year	450.4	454.4
Cash and Cash Items – End of Period	$337.6	$418.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2013 Form 10-K for a description of major accounting policies. There have been no material changes to these accounting policies during the first nine months of fiscal year 2014.

The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” “Air Products,” or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the last-in, first-out (LIFO) cost basis, which are only finally determined on an annual basis. The consolidated financial statements and related Notes included herein should be read in conjunction with the financial statements and Notes thereto included in our latest Form 10-K in order to fully understand the basis of presentation. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2.	NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented in 2014

Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. This disclosure guidance was effective for us beginning in the first quarter of fiscal year 2014 and did not have a material impact on our consolidated financial statements. Refer to Note 14, Accumulated Other Comprehensive Loss, for the required disclosures.

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

New Accounting Guidance to be Implemented

Unrecognized Tax Benefits

In July 2013, the FASB issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance will be applied prospectively and is effective for us beginning in the first quarter of fiscal year 2015, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued an update to change the criteria for determining which disposals qualify as a discontinued operation and to expand related disclosure requirements. Under the new guidance, a disposal is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on operations and financial results. This guidance will be effective prospectively for new disposals and new disposal groups classified as held for sale beginning in fiscal year 2016, with early adoption permitted.

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount which the entity expects to be entitled in exchange for the transfer of goods or services. This guidance is effective for us beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the adoption alternatives and impact that this update will have on our consolidated financial statements.

Share-based Compensation

In June 2014, the FASB issued guidance clarifying that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance is effective for us beginning in fiscal year 2017, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the second quarter of 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for total sale proceeds of €590 million ($777). This amount included contingent proceeds of €110 million ($144) related to the outcome of certain retender arrangements. As of 30 June 2014, this liability is reflected in payables and accrued liabilities on our consolidated balance sheet. Based on the outcome of the retenders, the Company was contractually required to return the proceeds to The Linde Group. We settled this liability on 17 July 2014.

In the first quarter of 2014, we sold the remaining portion of the Homecare business, which was primarily in the United Kingdom and Ireland, for £6.1 million ($9.8) and recorded a gain on sale of $2.4. We entered into an operations guarantee related to the obligations under certain homecare contracts assigned in connection with the transaction. Our maximum potential payment under the guarantee is £20 million (approximately $34 at 30 June 2014), and our exposure will be extinguished by 2020. The fair value of the guarantee is not material.

The results of discontinued operations are summarized below:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2014	2013	2014	2013
Sales	$—	$12.7	$8.5	$40.0

Income before taxes	$—	$.5	$.7	$3.3
Income tax provision	—	(.1)	—	.2
Income from operations of discontinued operations	—	.6	.7	3.1
Gain on sale of business, net of tax	—	—	2.4	—
Income from Discontinued Operations, net of tax	$—	$.6	$3.1	$3.1

The assets and liabilities classified as discontinued operations for the Homecare business at 30 September 2013 consisted of $2.5 in trade receivables, net, and $2.4 in payables and accrued liabilities. As of 30 June 2014, no assets or liabilities were classified as discontinued operations.

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

The following table summarizes the carrying amount of the accrual for the 2013 plan at 30 June 2014:

	Severance and Other Benefits	Asset Actions	Contract Actions/Other	Total
2013 Charge	$71.9	$100.4	$59.3	$231.6
Amount reflected in pension liability	(6.9)	—	—	(6.9)
Noncash expenses	—	(100.4)	—	(100.4)
Cash expenditures	(3.0)	—	(58.5)	(61.5)
Currency translation adjustment	.4	—	—	.4
30 September 2013	$62.4	$—	$.8	$63.2
Cash expenditures	(31.3)	—	(.8)	(32.1)
Currency translation adjustment	.1	—	—	.1
Accrued balance	$31.2	$—	$—	$31.2

2012 Plans

In 2012, we recorded an expense of $327.4 ($222.4 after-tax, or $1.03 per share) for business restructuring and cost reduction plans in our Polyurethane Intermediates, Electronics, and European Merchant businesses. As of 30 September 2013, the planned actions were substantially complete.

5.	BUSINESS COMBINATIONS

2013 Business Combinations

We completed two acquisitions during the third quarter of 2013. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within their respective segments after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $134.

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

6.	INVENTORIES

The components of inventories are as follows:

	30 June 2014	30 September 2013
Finished goods	$514.5	$527.3
Work in process	37.9	38.7
Raw materials, supplies and other	234.3	234.9
	$786.7	$800.9
Less: Excess of FIFO cost over LIFO cost	(96.5)	(94.8)
	$690.2	$706.1

First-in, first-out (FIFO) cost approximates replacement cost. Our inventories generally have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2014 are as follows:

	Merchant Gases	Tonnage Gases	Electronics and Performance Materials	Total
Balance at 30 September 2013	$1,192.0	$15.2	$446.6	$1,653.8
Currency translation and other	(48.7)	.7	6.7	(41.3)
Balance at 30 June 2014	$1,143.3	$15.9	$453.3	$1,612.5

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and British Pound Sterling as well as Euros and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2014 is 3.6 years.

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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2014		30 September 2013
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward exchange contracts:
Cash flow hedges	$2,456.6	.4	$2,653.4	.6
Net investment hedges	742.4	3.1	1,231.8	2.4
Not designated	431.1	.1	751.9	.1
Total Forward Exchange Contracts	$3,630.1	.9	$4,637.1	1.0

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt and related accrued interest included €892.5 million ($1,222.0) and Chinese Renminbi 748.5 million ($120.7) at 30 June 2014 and €908.3 million ($1,228.4) at 30 September 2013.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed to floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating to fixed interest rate swaps (which are designated as cash flow hedges). At 30 June 2014, the outstanding interest rate swaps were denominated in U.S. dollars, Euros, and Chilean Pesos. The maximum remaining term of any interest rate swap designated as a cash flow hedge is .7 years. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps between U.S. dollars and Chilean Pesos, U.S. dollars and offshore Chinese Renminbi, U.S. dollars and British Pound Sterling, as well as U.S. dollars and Euros.

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2014				30 September 2013
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$400.0	LIBOR	3.25%	5.1	$300.0	LIBOR	3.61%	5.9
Cross currency interest rate swaps (net investment hedge)	$371.2	3.62%	.82%	2.4	$310.8	3.87%	.72%	2.4
Interest rate swaps (cash flow hedge)	$863.6	2.70%	.53%	.5	$52.8	6.84%	5.64%	1.4
Cross currency interest rate swaps (cash flow hedge)	$446.3	3.39%	2.86%	4.3	$169.3	3.48%	2.53%	4.8

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June 2014	30 September 2013	Balance Sheet Location	30 June 2014	30 September 2013
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$64.9	$52.2	Accrued liabilities	$42.9	$22.5
Interest rate management contracts	Other receivables	—	—	Accrued liabilities	19.6	3.5
Forward exchange contracts	Other noncurrent assets	.9	28.7	Other noncurrent liabilities	27.6	7.7
Interest rate management contracts	Other noncurrent assets	56.2	35.4	Other noncurrent liabilities	5.6	6.1
Total Derivatives Designated as Hedging Instruments		$122.0	$116.3		$95.7	$39.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$1.0	$9.6	Accrued liabilities	$2.2	$1.5
Total Derivatives		$123.0	$125.9		$97.9	$41.3

Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

Three Months Ended 30 June
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2014		2013	2014	2013	2014	2013	2014	2013
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(8.7)	$5.9	$—	$—	$(8.2)	$6.1	$(16.9)	$12.0
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	(1.2)	—	—	—	—	—	(1.2)	—
Net (gain) loss reclassified from OCI to other income, net (effective portion)	3.0	(4.4)	—	—	(.5)	1.9	2.5	(2.5)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.6)	.2	—	—	—	.2	(.6)	.4
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	.2	—	—	—	—	—	.2	—
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$2.8	$(13.0)	$2.8	$(13.0)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$1.5	$(4.9)	$4.6	$(8.6)	$(.9)	$6.0	$5.2	$(7.5)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$(4.7)	$(2.1)	$—	$—	$—	$—	$(4.7)	$(2.1)

Nine Months Ended 30 June
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2014		2013	2014	2013	2014	2013	2014	2013
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$10.7	$13.6	$—	$—	$(9.9)	$11.9	$.8	$25.5
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	(.2)	.7	—	—	—	—	(.2)	.7
Net (gain) loss reclassified from OCI to other income, net (effective portion)	(15.6)	(12.7)	—	—	(4.2)	1.9	(19.8)	(10.8)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(1.4)	(.8)	—	—	.1	.8	(1.3)	—
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	(.5)	.3	—	—	—	—	(.5)	.3
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(.6)	$(20.0)	$(.6)	$(20.0)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(15.1)	$(4.7)	$(7.1)	$(9.1)	$6.7	$3.7	$(15.5)	$(10.1)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income, net (C)	$(4.9)	$(2.9)	$—	$—	$.2	$—	$(4.7)	$(2.9)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 30 June 2014 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $19.2 as of 30 June 2014 and $10.0 as of 30 September 2013. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute all financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $55.4 as of 30 June 2014 and $80.6 as of 30 September 2013. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2014		30 September 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$66.8	$66.8	$90.5	$90.5
Interest rate management contracts	56.2	56.2	35.4	35.4
Liabilities
Derivatives
Forward exchange contracts	$72.7	$72.7	$31.7	$31.7
Interest rate management contracts	25.2	25.2	9.6	9.6
Long-term debt, including current portion	5,020.8	5,258.0	5,563.7	5,804.1

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 June 2014				30 September 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$66.8	$—	$66.8	$—	$90.5	$—	$90.5	$—
Interest rate management contracts	56.2	—	56.2	—	35.4	—	35.4	—
Total Assets at Fair Value	$123.0	$—	$123.0	$—	$125.9	$—	$125.9	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$72.7	$—	$72.7	$—	$31.7	$—	$31.7	$—
Interest rate management contracts	25.2	—	25.2	—	9.6	—	9.6	—
Total Liabilities at Fair Value	$97.9	$—	$97.9	$—	$41.3	$—	$41.3	$—

10.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three and nine months ended 30 June 2014 and 2013 were as follows:

	Pension Benefits				Other Benefits
	2014		2013		2014	2013
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$10.6	$9.2	$13.0	$8.0	$.9	$1.1
Interest cost	32.7	16.9	29.3	14.1	.5	.4
Expected return on plan assets	(47.0)	(19.7)	(46.4)	(17.6)	—	—
Prior service cost amortization	.7	—	.7	.1	—	—
Actuarial loss amortization	19.6	9.1	29.1	6.7	.4	.6
Settlements	—	—	4.5	—	—	—
Special termination benefits	—	—	.1	.4	—	—
Other	—	.6	—	.5	—	—
Net periodic benefit cost	$16.6	$16.1	$30.3	$12.2	$1.8	$2.1

	Pension Benefits				Other Benefits
	2014		2013		2014	2013
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$31.9	$27.0	$39.0	$24.3	$2.5	$3.2
Interest cost	98.1	50.4	87.7	43.1	1.7	1.4
Expected return on plan assets	(140.9)	(58.5)	(139.0)	(53.5)	—	—
Prior service cost amortization	2.1	.1	2.1	.3	—	—
Actuarial loss amortization	58.8	26.8	87.3	20.1	1.3	1.8
Settlements	—	.5	4.5	—	—	—
Special termination benefits	.2	—	.1	.4	—	—
Other	—	1.6	—	1.6	—	—
Net periodic benefit cost	$50.2	$47.9	$81.7	$36.3	$5.5	$6.4

Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The amount of net periodic benefit cost capitalized in 2014 and 2013 was not material.

For the nine months ended 30 June 2014 and 2013, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $64.7 and $258.6, respectively. Total contributions for fiscal 2014 are expected to be approximately $80 to $100. During fiscal 2013, total contributions were $300.8.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $81 at 30 June 2014) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $81 at 30 June 2014) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2014 and 30 September 2013 included an accrual of $84.9 and $86.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $84 to a reasonably possible upper exposure of $98 as of 30 June 2014.

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

PACE

At 30 June 2014, $32.3 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 30 June 2014, $19.0 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 June 2014, $4.5 of the environmental accrual was related to the Paulsboro site.

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

PASADENA

At 30 June 2014, $12.4 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our Polyurethane Intermediates (PUI) production facility in Pasadena, Texas. In shutting down and dismantling the facility, we will undertake certain remediation obligations related to soil and groundwater contaminants. We have been pumping and treating the groundwater to control off-site migration of contaminated groundwater in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that we will continue this program for 30 years subsequent to the shutdown of the PUI production facility. In addition, we will perform additional work to address other environmental obligations at the site. This additional work includes investigating other potential solid waste management units, performing post closure care for two closed RCRA surface impoundment units and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13.0. There has been no change to the estimated exposure.

12.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 June 2014, there were 5,693,543 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

During the nine months ended 30 June 2014, we granted 778,928 stock options at a weighted-average exercise price of $107.69 and an estimated fair value of $28.72 per option. The fair value of these options was estimated using a Black Scholes option valuation model that used the following assumptions:

Expected volatility	29.8%–30.3%
Expected dividend yield	2.5%
Expected life (in years)	7.4–8.4
Risk-free interest rate	2.3%–2.7%

In addition, we granted 223,195 deferred stock units at a weighted-average grant-date fair value of $108.68 and 12,649 restricted shares at a weighted-average grant-date fair value of $107.69.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2014	2013	2014	2013
Before-Tax Share-Based Compensation Cost	$9.1	$10.6	$32.5	$33.0
Income tax benefit	(3.2)	(3.8)	(11.4)	(11.9)
After-Tax Share-Based Compensation Cost	$5.9	$6.8	$21.1	$21.1

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2014 and 2013 was not material.

13.	EQUITY

The following is a summary of the changes in total equity for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2014			2013
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 March	$7,370.9	$156.9	$7,527.8	$6,365.5	$151.9	$6,517.4
Net income (A)	314.0	8.4	322.4	288.4	7.4	295.8
Other comprehensive income (loss)	110.1	2.2	112.3	(56.2)	(1.4)	(57.6)
Dividends on common stock (per share $.77, $.71)	(164.1)	—	(164.1)	(148.8)	—	(148.8)
Dividends to noncontrolling interests	—	(8.0)	(8.0)	—	(7.2)	(7.2)
Share-based compensation expense	9.1	—	9.1	10.6	—	10.6
Issuance of treasury shares for stock option and award plans	48.5	—	48.5	69.0	—	69.0
Tax benefit of stock option and award plans	9.1	—	9.1	14.5	—	14.5
Purchase of noncontrolling interests	—	—	—	(1.3)	—	(1.3)
Other equity transactions	(.9)	—	(.9)	(.9)	(.1)	(1.0)
Balance at 30 June	$7,696.7	$159.5	$7,856.2	$6,540.8	$150.6	$6,691.4

	Nine Months Ended 30 June
	2014			2013
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,042.1	$156.8	$7,198.9	$6,477.2	$146.1	$6,623.3
Net income (A)	887.7	23.3	911.0	857.1	21.3	878.4
Other comprehensive income (loss)	96.1	(2.4)	93.7	(84.5)	(3.1)	(87.6)
Dividends on common stock (per share $2.25, $2.06)	(477.8)	—	(477.8)	(429.6)	—	(429.6)
Dividends to noncontrolling interests	—	(18.2)	(18.2)	—	(13.6)	(13.6)
Share-based compensation expense	32.5	—	32.5	33.0	—	33.0
Purchase of treasury shares	—	—	—	(461.6)	—	(461.6)
Issuance of treasury shares for stock option and award plans	96.4	—	96.4	118.5	—	118.5
Tax benefit of stock option and award plans	23.1	—	23.1	34.2	—	34.2
Purchase of noncontrolling interests	(.5)	—	(.5)	(1.6)	—	(1.6)
Other equity transactions	(2.9)	—	(2.9)	(1.9)	(.1)	(2.0)
Balance at 30 June	$7,696.7	$159.5	$7,856.2	$6,540.8	$150.6	$6,691.4

(A)

Net income attributable to noncontrolling interests excludes net income related to redeemable noncontrolling interests, which is not included in total equity. Refer to Note 15, Noncontrolling Interests, for additional information.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and nine months ended 30 June 2014:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2014	$(9.2)	$(110.9)	$(914.5)	$(1,034.6)
Other comprehensive income (loss) before reclassifications	(16.9)	108.0	—	91.1
Amounts reclassified from AOCL	.9	—	20.3	21.2
Net current period other comprehensive income (loss)	$(16.0)	$108.0	$20.3	$112.3
Amount attributable to noncontrolling interest	(.1)	2.3	—	2.2
Balance at 30 June 2014	$(25.1)	$(5.2)	$(894.2)	$(924.5)

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2013	$(4.1)	$(61.5)	$(955.0)	$(1,020.6)
Other comprehensive income (loss) before reclassifications	.8	53.8	—	54.6
Amounts reclassified from AOCL	(21.8)	—	60.9	39.1
Net current period other comprehensive income (loss)	$(21.0)	$53.8	$60.9	$93.7
Amount attributable to noncontrolling interest	—	(2.5)	.1	(2.4)
Balance at 30 June 2014	$(25.1)	$(5.2)	$(894.2)	$(924.5)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2014	2013	2014	2013
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/cost of sales	$(1.2)	$—	$(.2)	$.7
Other income/expense, net	2.7	(2.5)	(20.3)	(10.5)
Interest expense	(.6)	.4	(1.3)	—
Total (Gain) Loss on Cash Flow Hedges, net of tax	$.9	$(2.1)	$(21.8)	$(9.8)

Pension and Postretirement Benefits, net of tax(A)	$20.3	$27.1	$60.9	$75.7

Currency Translation Adjustment(B)	$—	$(.6)	$—	$(.6)

(A)	The components include prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits.
(B)	The impact is reflected in Income from Discontinued Operations, net of tax.

15.	NONCONTROLLING INTERESTS

INDURA S.A.

Redeemable Noncontrolling Interest

In 2012, we purchased a controlling equity interest in the outstanding shares of Indura S.A. As part of the purchase agreement, the largest minority shareholder in Indura S.A. has the right to exercise a put option to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). The put option is embedded within the minority interest shares that are subject to the put option. The redemption feature requires classification of the minority shareholder’s interest in the consolidated balance sheet outside of equity under the caption “Redeemable Noncontrolling Interest.” This business has not performed as well as anticipated in the current year. We continue to evaluate the long-term outlook for the business.

Adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within capital in excess of par value.

The following is a summary of the changes in redeemable noncontrolling interest for the three and nine months ended 30 June:

	Three Months Ended 30 June
	2014	2013
Balance at 31 March	$343.6	$398.7
Net income	1.1	2.6
Dividends	(1.2)	(1.1)
Currency translation adjustment	(2.1)	(28.4)
Balance at 30 June	$341.4	$371.8

	Nine Months Ended 30 June
	2014	2013
Balance at 30 September	$375.8	$392.5
Net income	3.1	6.8
Dividends	(4.7)	(1.1)
Currency translation adjustment	(32.8)	(26.4)
Balance at 30 June	$341.4	$371.8

As of 30 June 2014, we have a 67.3% controlling equity interest in Indura S.A.

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 30 June		Nine Months Ended 30 June
	2014	2013	2014	2013
Numerator
Income from continuing operations	$314.0	$287.8	$884.6	$854.0
Income from discontinued operations	—	.6	3.1	3.1
Net Income Attributable to Air Products	$314.0	$288.4	$887.7	$857.1
Denominator (in millions)
Weighted average common shares – Basic	212.9	209.4	212.4	209.3
Effect of dilutive securities
Employee stock option and other award plans	2.5	2.5	2.5	2.6
Weighted average common shares – Diluted	215.4	211.9	214.9	211.9
Basic EPS Attributable to Air Products
Income from continuing operations	$1.47	$1.38	$4.17	$4.08
Income from discontinued operations	—	—	.01	.02
Net Income Attributable to Air Products	$1.47	$1.38	$4.18	$4.10
Diluted EPS Attributable to Air Products
Income from continuing operations	$1.46	$1.36	$4.12	$4.03
Income from discontinued operations	—	—	.01	.01
Net Income Attributable to Air Products	$1.46	$1.36	$4.13	$4.04

Options on .7 million and .8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2014, respectively. Options on 1.1 million and 2.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended 30 June 2013, respectively.

17.	SUPPLEMENTAL INFORMATION

Credit Agreement

On 30 April 2013, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries until maturity on 30 April 2018. On 30 June 2014, we amended the 2013 Credit Agreement to exercise our option to increase the facility to $2,595.0. All other terms remain unchanged from the original agreement. The 2013 Credit Agreement provides us with a source of liquidity and supports our commercial paper program. No borrowings were outstanding under the 2013 Credit Agreement as of 30 June 2014.

Debt

As of 30 June 2014, we have classified $400.0 of commercial paper and a 3.875% Eurobond for €300.0 million ($411) maturing in March 2015 as long-term debt because we have the ability to refinance the debt on a long-term basis under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

Share Repurchase Program

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. During fiscal year 2013, we purchased 5.7 million of our outstanding shares at a cost of $461.6. There were no purchases during the first nine months of fiscal year 2014. At 30 June 2014, $485.3 in share repurchase authorization remains

Subsequent Event

On 17 July 2014, the Board of Directors declared the fourth quarter dividend of $.77. The dividend is payable on 10 November 2014 to shareholders of record at the close of business on 1 October 2014.

18.	BUSINESS SEGMENT INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

	Three Months Ended 30 June		Nine Months Ended 30 June
	2014	2013	2014	2013
Sales to External Customers
Merchant Gases	$1,077.3	$1,032.5	$3,165.1	$3,044.8
Tonnage Gases	835.3	845.5	2,483.3	2,552.4
Electronics and Performance Materials	617.8	565.7	1,788.6	1,663.5
Equipment and Energy	104.2	103.6	325.0	333.2
Segment and Consolidated Totals	$2,634.6	$2,547.3	$7,762.0	$7,593.9

Operating Income
Merchant Gases	$173.5	$164.9	$486.1	$504.0
Tonnage Gases	117.5	119.9	347.3	381.2
Electronics and Performance Materials	107.0	86.8	297.6	225.6
Equipment and Energy	17.4	16.0	60.8	45.0
Segment Total	$415.4	$387.6	$1,191.8	$1,155.8
Other	(1.6)	(4.5)	(7.7)	(10.6)
Consolidated Total	$413.8	$383.1	$1,184.1	$1,145.2

	30 June 2014	30 September 2013
Identifiable Assets (A)
Merchant Gases	$6,756.2	$6,729.9
Tonnage Gases	5,591.7	5,397.0
Electronics and Performance Materials	2,909.0	2,859.4
Equipment and Energy	957.3	675.2
Segment total	$16,214.2	$15,661.5
Other	845.7	990.6
Discontinued operations	—	2.5
Consolidated Total	$17,059.9	$16,654.6

(A)	Identifiable assets are equal to total assets less investment in net assets of and advances to equity affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2013 Form 10-K. An analysis of results for the third quarter and first nine months of 2014 is provided in the Management’s Discussion and Analysis to follow.

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

THIRD QUARTER 2014 VS. THIRD QUARTER 2013

THIRD QUARTER 2014 IN SUMMARY

—

Sales of $2,634.6 increased 3%, or $87.3. Underlying sales increased 3%, primarily from volume growth in Merchant Gases and Electronics and Performance Materials, partially offset by the exit from our polyurethane intermediates (PUI) business.

—

Operating income of $413.8 increased 8%, or $30.7, primarily from strong results in Electronics and Performance Materials and improved pricing in Merchant Gases. Operating margin of 15.7% increased 70 basis points (bp), as the contribution from higher volumes was partially offset by higher costs driven by maintenance outages.

—

Income from continuing operations of $314.0 increased 9%, or $26.2, and diluted earnings per share from continuing operations of $1.46 increased 7%, or $.10. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 30 June		Increase (Decrease)
	2014	2013
Diluted Earnings per Share from Continuing Operations	$1.46	$1.36	$.10

Operating Income (after-tax)
Underlying business
Volume			$.16
Costs			(.05)
Operating Income			.11

Other (after-tax)
Interest expense			.01
Weighted average diluted shares			(.02)
Other			(.01)
Total Change in Diluted Earnings per Share from Continuing Operations			$.10

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$2,634.6	$2,547.3	$87.3	3%
Operating income	413.8	383.1	30.7	8%
Operating margin	15.7%	15.0%		70	bp
Equity affiliates’ income	43.1	44.2	(1.1)	(2)%

Sales

% Change from Prior Year
Underlying business
Volume	2%
Price	1%
Currency	—%
Energy and raw material cost pass-through	—%
Total Consolidated Change	3%

Underlying sales were up 3% from higher volumes of 2% and higher pricing of 1%. Volumes increased from growth in the Merchant Gases and Electronics and Performance Materials segments, partially offset by the exit from our PUI business. The favorable pricing was primarily in the Merchant Gases segment.

Operating Income

Operating income of $413.8 increased 8%, or $30.7, as higher volumes of $43 were partially offset by higher costs of $13, including maintenance costs in Tonnage Gases.

Equity Affiliates’ Income

Income from equity affiliates of $43.1 decreased $1.1.

Selling and Administrative Expense

Selling and administrative expense of $272.0 increased $.7, as inflation was mostly offset by productivity. Selling and administrative expense, as a percent of sales, decreased from 10.7% to 10.3%.

Research and Development

Research and development expense of $33.8 increased $.3. Research and development expense, as a percent of sales, was 1.3% in 2014 and 2013.

Other Income (Expense), Net

Other income (expense), net of $3.7 decreased $12.4 primarily due to lower gains from the sale of assets and unfavorable foreign exchange impacts. Additionally, the prior year included a favorable commercial contract settlement offset by a pension settlement.

Interest Expense

	Three Months Ended 30 June
	2014	2013
Interest incurred	$38.9	$42.2
Less: capitalized interest	7.6	6.8
Interest expense	$31.3	$35.4

Interest incurred decreased $3.3. The decrease was driven primarily by a lower average interest rate on the debt portfolio. The change in capitalized interest was driven by an increase in project spending.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 24.0% in the third quarter of 2014 and 2013.

Outlook

Our management evaluates the Company’s strategy and portfolio on an ongoing basis. Future actions and assessments that result from the ongoing review could materially impact our operating profit.

Segment Analysis

Merchant Gases

	Three Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$1,077.3	$1,032.5	$44.8	4%
Operating income	173.5	164.9	8.6	5%
Operating margin	16.1%	16.0%		10	bp
Equity affiliates’ income	36.5	36.6	(.1)	—%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	3%
Price	1%
Currency	—%
Total Merchant Gases Sales Change	4%

Underlying sales increased 4% from higher volumes of 3% and higher pricing of 1%. Volumes were higher from continued strength in liquid oxygen and nitrogen across all regions, partially offset by lower global helium volumes.

In the U.S./Canada, sales increased 8%, with increased volumes of 3% and pricing up 5%. Higher liquid oxygen and nitrogen volumes to the metals and chemicals end markets were partially offset by lower helium and argon volumes due to supply constraints. Volumes also increased as a result of our EPCO Carbondioxide Products, Inc. acquisition. Pricing was higher primarily due to higher pricing in liquid oxygen, liquid nitrogen, and helium, including actions to recover higher weather related costs from the second quarter.

In Europe, sales increased 6%, due to a favorable currency impact of 6% and higher price of 1%, partially offset by volumes down 1%. Volumes were lower as higher liquid oxygen, nitrogen, and argon volumes were more than offset by lower helium volumes and lower cylinder volumes as construction remains weak. Pricing was higher primarily due to improved helium and cylinder pricing. The favorable currency impacts were primarily from the Euro and the Pound Sterling.

In Asia, sales increased 5%, with higher volumes of 6% partially offset by reduced pricing of 1%. Volumes were higher as higher liquid oxygen, nitrogen, and argon volumes across the whole region, were partially offset by lower helium volumes. Pricing decreased as higher helium pricing was more than offset by lower pricing in liquid oxygen, nitrogen, and argon, particularly in China, driven in part by a higher mix of wholesale customers.

In South America, sales decreased 8%, with higher volumes of 1% and higher pricing of 3% more than offset by unfavorable currency impacts of 12% from the Brazilian Real and the Chilean Peso. Volumes increased in Brazil and were modestly higher in Chile as slower global demand mitigated growth. This business has not performed as well as anticipated in the current year. We continue to evaluate the long-term outlook for the business.

Merchant Gases Operating Income and Margin

Operating income was higher by $8.6 due to higher recovery of raw material costs in pricing of $6, including the prior quarter severe weather impacts in North America, and higher volumes of $5, partially offset by higher costs of $4. Operating margin increased 10 bp from prior year.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $36.5 decreased $.1.

Tonnage Gases

	Three Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$835.3	$845.5	$(10.2)	(1)%
Operating income	117.5	119.9	(2.4)	(2)%
Operating margin	14.1%	14.2%		(10b	p)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Currency	1%
Energy and raw material cost pass-through	—%
Total Tonnage Gases Sales Change	(1)%

Sales decreased 1%, or $10.2. Volumes decreased 2% as strong demand in the U.S. Gulf Coast hydrogen system and volumes from new plants were more than offset by the exit from our PUI business. The lower PUI volumes decreased sales by 4%. As of the end of the first quarter of 2014, our exit from the PUI business was complete. Favorable currency impacts increased sales by 1%.

Tonnage Gases Operating Income and Margin

Operating income was lower by 2% as higher operating costs, including maintenance costs, of $17 were partially offset by favorable volume mix of $14. Operating margin decreased 10 bp from the prior year, primarily due to the higher maintenance costs mostly offset by the favorable volume mix.

Electronics and Performance Materials

	Three Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$617.8	$565.7	$52.1	9%
Operating income	107.0	86.8	20.2	23%
Operating margin	17.3%	15.3%		200bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	9%
Price	(1)%
Currency	1%
Total Electronics and Performance Materials Sales Change	9%

Sales increased 9% from higher volumes of 9% and favorable currency of 1%, partially offset by lower pricing of 1%. Electronics sales increased 6% from strength across all product lines. Performance Materials sales increased 12% primarily from higher volumes across all product lines and major regions due to higher global demand and new offerings.

Electronics and Performance Materials Operating Income and Margin

Operating income increased 23%, or $20.2, primarily due to higher volumes of $21 and lower costs of $4, partially offset by unfavorable price and mix impacts of $7. The lower costs included the benefits of our recent business restructuring and cost reduction actions. Operating margin of 17.3% increased 200 bp primarily due to the higher volumes and improved cost performance, partially offset by the unfavorable pricing impacts.

Equipment and Energy

	Three Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$104.2	$103.6	$.6	1%
Operating income	17.4	16.0	1.4	9%

Equipment and Energy Sales and Operating Income

Sales of $104.2 and operating income of $17.4 increased due to higher liquefied natural gas (LNG) activity partially offset by lower air separation unit (ASU) activity.

The sales backlog for the Equipment business at 30 June 2014 was $584 compared to $402 at 30 September 2013. The increase was primarily due to new LNG orders as global project development activity remains high.

Other

Other operating income (loss) primarily includes other expense and income that cannot be directly associated with the business segments, including foreign exchange gains and losses. Also included are LIFO inventory adjustments, as the business segments use FIFO, and the LIFO pool adjustments are not allocated to the business segments.

Other operating loss was $(1.6) versus an operating loss of $(4.5) in the prior year. The prior year included a pension settlement of $4.5. No other individual items were significant in comparison to the prior year.

FIRST NINE MONTHS 2014 VS. FIRST NINE MONTHS 2013

FIRST NINE MONTHS 2014 IN SUMMARY

—

Sales of $7,762.0 increased 2%, or $168.1. Underlying sales increased by 1% as higher volumes in the Merchant Gases and Electronics and Performance Materials segments were partially offset by lower volumes in our Tonnage Gases and Equipment and Energy segments, including the exit from our PUI business. Higher energy contractual cost pass-through to customers increased sales by 1%.

—

Operating income of $1,184.1 increased 3%, or $38.9, as strong results in Electronics and Performance Materials and Equipment and Energy were partially offset by lower results in Merchant Gases and Tonnage Gases. Operating margin of 15.3% increased 20 bp as higher volumes were partially offset by higher costs.

—

Income from continuing operations of $884.6 increased 4%, or $30.6, and diluted earnings per share from continuing operations of $4.12 increased $.09. A summary table of changes in diluted earnings per share is presented below.

—	We increased our quarterly dividend by 8% from $.71 to $.77 per share. This represents the 32nd consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Nine Months Ended 30 June		Increase (Decrease)
	2014	2013
Diluted Earnings per Share
Net Income	$4.13	$4.04	$.09
Income from Discontinued Operations	.01	.01	—
Income from Continuing Operations	$4.12	$4.03	$.09

Operating Income (after-tax)
Underlying business
Volume			$.37
Price/raw materials			(.12)
Costs			(.10)
Currency			(.01)
Operating Income			.14

Other (after-tax)
Equity affiliates’ income			(.04)
Interest expense			.03
Income tax			.01
Weighted average diluted shares			(.05)
Other			(.05)
Total Change in Diluted Earnings per Share from Continuing Operations			$.09

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Nine Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$7,762.0	$7,593.9	$168.1	2%
Operating income	1,184.1	1,145.2	38.9	3%
Operating margin	15.3%	15.1%		20	bp
Equity affiliates’ income	111.7	125.4	(13.7)	(11)%

Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	—%
Currency	—%
Energy and raw material cost pass-through	1%
Total Consolidated Change	2%

Volumes up 1% as higher volumes in the Merchant Gases and Electronics and Performance Materials segments were offset by lower volumes in our Tonnage Gases and Equipment and Energy segments, including the exit from our PUI business. Pricing was flat as higher pricing in Merchant Gases was offset by lower pricing in Electronics and Performance Materials. Higher energy contractual cost pass-through to customers increased sales by 1%.

Operating Income

Operating income of $1,184.1 increased 3%, or $38.9 primarily due to higher volumes of $101, partially offset by lower recovery of raw material costs in pricing of $35 and higher operating costs, including maintenance costs in Tonnage Gases, of $21. Prior year operating income included the gain on a sale of our investment in an equity affiliate of $5.

Equity Affiliates’ Income

Income from equity affiliates of $111.7 decreased $13.7, due to lower results in a Tonnage Gases affiliate, higher costs in Merchant Gases affiliates, and unfavorable currency impacts in Mexico, South Africa, and India.

Selling and Administrative Expense

Selling and administrative expense of $816.3 increased $10.2, as inflation was partially offset by productivity. Selling and administrative expense, as a percent of sales, decreased from 10.6% to 10.5%.

Research and Development

Research and development expense of $100.5 increased $1.4 primarily due to inflation. Research and development expense, as a percent of sales, was 1.3% in 2014 and 2013.

Other Income (Expense), Net

Other income (expense), net of $41.1 decreased $4.6. The prior year included the gain on a sale of our investment in an equity affiliate and a favorable commercial contract settlement, partially offset by a pension settlement. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Nine Months Ended 30 June
	2014	2013
Interest incurred	$119.1	$124.8
Less: capitalized interest	23.0	18.4
Interest expense	$96.1	$106.4

Interest incurred decreased $5.7. The decrease was driven primarily by a lower average interest rate on the debt portfolio, partially offset by a higher average debt balance. The change in capitalized interest was driven by an increase in project spending.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 24.1% and 24.2% in 2014 and 2013, respectively.

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

Segment Analysis

Merchant Gases

	Nine Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$3,165.1	$3,044.8	$120.3	4%
Operating income	486.1	504.0	(17.9)	(4)%
Operating margin	15.4%	16.6%		(120bp	)
Equity affiliates’ income	99.9	106.5	(6.6)	(6)%

Merchant Gases Sales

% Change from Prior Year
Underlying business
Volume	3%
Price	1%
Total Merchant Gases Sales Change	4%

Underlying sales increased 4% due to higher volumes of 3% and higher pricing of 1%.

In the U.S./Canada, sales increased 8%, with volumes up 4% and price up 4%. Volumes increased as higher liquid oxygen and liquid nitrogen volumes to metals were partially offset by lower helium volumes. Volumes also increased as a result of our EPCO Carbondioxide Products, Inc. acquisition.

In Europe, sales increased 4% due to favorable currency impacts of 4%. Volumes were flat as higher liquid oxygen, nitrogen, and argon volumes were offset by lower helium volumes and lower packaged gases volumes. The favorable currency impacts are primarily due to the Euro and the Pound Sterling.

In Asia, sales increased 6%, due to volumes up 7% partially offset by pricing down 1%. Volumes were higher as higher liquid oxygen, nitrogen, and argon volumes were partially offset by lower helium volumes. Pricing decreased in liquid oxygen, nitrogen, and argon, particularly in China, driven by a higher mix of wholesale customers.

In South America, sales decreased 7%, as unfavorable currency impacts of 11%, were partially offset by higher volumes of 2% and higher pricing of 2%. The unfavorable currency impacts included both the Brazilian Real and the Chilean Peso.

Merchant Gases Operating Income and Margin

Operating income of $486.1 was lower by $17.9, or 4%, as higher operating costs of $21 and lower recovery of raw material costs in pricing of $10 were partially offset by higher volumes of $20. The prior year also included the gain on a sale of our investment in an equity affiliate of $5. Operating margin decreased 120 bp from prior year, primarily due to higher power and fuel costs.

Merchant Gases Equity Affiliates’ Income

Merchant Gases equity affiliates’ income of $99.9 decreased $6.6, primarily from unfavorable currency impacts in Mexico, South Africa, and India and higher costs.

Tonnage Gases

	Nine Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$2,483.3	$2,552.4	$(69.1)	(3)%
Operating income	347.3	381.2	(33.9)	(9)%
Operating margin	14.0%	14.9%		(90bp	)

Tonnage Gases Sales

% Change from Prior Year
Underlying business
Volume	(8)%
Currency	1%
Energy and raw material cost pass-through	4%
Total Tonnage Gases Sales Change	(3)%

Volumes decreased 8% as strong demand in the U.S. Gulf Coast hydrogen system was more than offset by reduced volumes due to lower volumes in South America and the exit from our PUI business. The lower PUI volumes decreased sales by 4%. As of the end of the first quarter of 2014, our exit from the PUI business was complete. Favorable currency impacts increased sales by 1%. Higher energy contractual cost pass-through to customers increased sales by 4%.

Tonnage Gases Operating Income and Margin

Operating income of $347.3 was lower by $33.9, or 9%, primarily due to higher costs, including maintenance, of $31 and lower volumes of $3. Operating margin decreased 90 bp from prior year, primarily due to the higher maintenance costs and higher pass-through of energy costs.

Electronics and Performance Materials

	Nine Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$1,788.6	$1,663.5	$125.1	8%
Operating income	297.6	225.6	72.0	32%
Operating margin	16.6%	13.6%		300bp

Electronics and Performance Materials Sales

% Change from Prior Year
Underlying business
Volume	8%
Price	(1)%
Currency	1%
Total Electronics and Performance Materials Sales Change	8%

Sales increased 8% as higher volumes of 8% and favorable currency of 1% were partially offset by lower pricing of 1%. Electronics sales increased 5% as higher delivery systems equipment sales and materials volumes of 6% were partially offset by lower pricing of 1%. Performance Materials sales increased 10% as higher volumes of 11% and favorable currency of 1% were partially offset by lower pricing of 2%. The higher volumes were across all products lines and major regions. The lower pricing was primarily due to unfavorable mix impacts.

Electronics and Performance Materials Operating Income and Margin

Operating income of $297.6 increased 32%, or $72.0, from higher volumes of $68 and lower operating costs of $25, partially offset by unfavorable price and mix impacts of $25. The lower operating costs primarily include the benefits of our recent business restructuring and cost reduction actions. Operating margin of 16.6% increased 300 bp primarily due to the higher volumes and improved cost performance, partially offset by the unfavorable pricing impacts.

Equipment and Energy

	Nine Months Ended 30 June
	2014	2013	$ Change	Change
Sales	$325.0	$333.2	$(8.2)	(2)%
Operating income	60.8	45.0	15.8	35%

Equipment and Energy Sales and Operating Income

Sales of $325.0 decreased as higher LNG project activity was more than offset by lower ASU project activity. Operating income of $60.8 increased from the higher LNG activity.

Other

Other operating loss was $(7.7) compared to $(10.6) in the prior year. The prior year included a pension settlement of $4.5. No other individual items were significant in comparison to the prior year.

PENSION BENEFITS

Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses. In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. For the nine months ended 30 June 2014, required cash contributions to funded pension plans and benefit payments under unfunded pension plans were $64.7. For the nine months ended 30 June 2013, cash contributions were $258.6, which included voluntary contributions of $220. Total contributions for fiscal 2014 are expected to be approximately $80 to $100. During fiscal 2013, total contributions were $300.8.

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. We anticipate pension settlements in the fourth quarter of 2014.

Refer to Note 10, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first nine months of 2014. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 30 June 2014, we had $329.8 of foreign cash and cash items compared to total cash and cash items of $337.6. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first nine months of 2014, cash provided by operating activities was $1,584.0, including income from continuing operations of $884.6. Income from continuing operations is adjusted for reconciling items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. The working capital accounts were a use of cash of $183.1, including an increase in trade receivables of $77.1 and a decrease in accounts payable and accrued liabilities of $125.6 which included payments related to the 2013 business restructuring and cost reduction plan of $32.1 and payments associated with projects accounted for as capital leases of $79.8.

Other adjustments includes pension and postretirement expense of $103.6 and contributions to our pension plans of $64.7, primarily for plans in the U.K. Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications.

For the first nine months of 2013, cash provided by operating activities was $1,051.2, primarily driven by income from continuing operations of $854.0. The working capital accounts were a use of cash of $249.9, including an increase in trade receivables of $88.9 and a decrease in accounts payable and accrued liabilities which included payments related to the business restructuring and cost reduction plans of $54.4. Other adjustments includes pension and postretirement expense of $124.4 and contributions to our pension plans of $258.6, primarily for plans in the U.S.

Investing Activities

For the first nine months of 2014, cash used for investing activities was $1,230.1, primarily driven by capital expenditures for plant and equipment of $1,264.9.

For the first nine months of 2013, cash used for investing activities was $1,218.2, primarily driven by capital expenditures for plant and equipment of $1,115.4. During the third quarter of 2013, we had acquisitions for $125.6, net of cash acquired, which included EPCO and WCG. See Note 5, Business Combinations, for additional details regarding these transactions.

Capital expenditures are detailed in the table below:

	Nine Months Ended 30 June
	2014	2013
Additions to plant and equipment	$1,264.9	$1,115.4
Acquisitions, less cash acquired	—	125.6
Capital expenditures on a GAAP basis	$1,264.9	$1,241.0
Capital lease expenditures (A)	156.8	179.1
Purchase of noncontrolling interests(A)	—	12.6
Capital expenditures on a Non-GAAP basis	$1,421.7	$1,432.7

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

Financing Activities

For the first nine months of 2014, cash used by financing activities was $482.7. Our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash of $111.7, driven primarily by the repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013 and the repayment of $190.7 of other, primarily international, debt, partially offset by an increase in commercial paper and short-term borrowings of $422.7. The primary additional use of cash was to pay dividends of $463.7.

For the first nine months of 2013, cash provided by financing activities was $125.1. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash of $887.2, driven primarily by an increase in commercial paper and short-term borrowings of $780.8 and the issuance of a $400.0 senior fixed-rate 2.75% note on 4 February 2013, partially offset by the repayment of a $300.0 senior fixed-rate 4.15% note on 1 February 2013. The primary uses of cash were to purchase 5.7 million shares of treasury stock for $461.6 and to pay dividends of $416.8.

Discontinued Operations

For the first nine months of 2014, cash provided by discontinued operations was $10.5. The sale of the remaining Homecare business, which was primarily in the United Kingdom and Ireland, generated proceeds of £6.1 million ($9.8) and a $2.4 gain which are included in discontinued operations in the consolidated statements of cash flows. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.

Financing and Capital Structure

Total debt at 30 June 2014 and 30 September 2013, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity plus redeemable noncontrolling interest), was 42.8% and 45.3%, respectively. Total debt decreased from $6,273.6 at 30 September 2013 to $6,136.0 at 30 June 2014.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement maturing 30 April 2018 with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. Effective 30 June 2014, the 2013 Credit Agreement was amended to increase the facility to $2,595.0. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization of 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 30 June 2014.

Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($160.9), that was to mature in June 2015. On 20 March 2014, we repaid the outstanding balance of RMB 250.0 million ($40.2) and terminated the credit facility. Additional commitments totaling $178.5 are maintained by our foreign subsidiaries, of which $178.5 was borrowed and outstanding at 30 June 2014.

As of 30 June 2014, we are in compliance with all of the financial and other covenants under our debt agreements.

As of 30 June 2014, we classified $400.0 of commercial paper and our 3.875% Eurobond of €300 million ($411) maturing in March 2015 as long-term debt because we have the ability to refinance the debt under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2014, no shares were purchased. At 30 June 2014, $485.3 in share repurchase authorization remains.

Dividends

Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter. During 2014, the Board of Directors increased the quarterly dividend from $.71 per share to $.77 per share. On 17 July 2014, the Board of Directors declared the fourth quarter dividend which is payable on 10 November 2014 to shareholders of record at the close of business on 1 October 2014.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. During the first nine months of 2014, we repaid a maturing 3.75% Eurobond of €300 million ($401.0) and terminated our offshore Chinese Renminbi syndicated credit facility. Additionally, on 17 July 2014, we settled a contingent liability of €110 million ($144) related to the 2012 sale of our Homecare business. See Note 3, Discontinued Operations, to the consolidated financial statements for additional information. Otherwise, there have been no material changes to contractual obligations since 30 September 2013.

COMMITMENTS AND CONTINGENCIES

Other than the operations guarantee associated with the sale of the remaining portion of the Homecare business as discussed in Note 3, Discontinued Operations, to the consolidated financial statements, there have been no material changes to commitments and contingencies since 30 September 2013. For current updates on Litigation and Environmental matters, refer to Note 11, Commitments and Contingencies, in this quarterly filing.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about earnings guidance and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, weakening or reversal of global or regional economic recovery; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the impact of competitive products and pricing; unexpected changes in raw material supply and markets; the impact of price fluctuations in natural gas; unanticipated asset impairments or losses; the ability to recover increased energy and raw material costs, including weather related costs, from customers; costs and outcomes of litigation or regulatory investigations; the impact of management and organizational changes, including pension settlement and other associated costs; the success of productivity programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; political risks, including the risks of unanticipated government actions that may result in project delays, cancellations or expropriations; the impact of changes in environmental, tax or other legislation and regulatory activities in jurisdictions in which the Company and its affiliates operate; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended September 30, 2013. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2013 Form 10-K.

The net financial instrument position decreased from a liability of $5,719.5 at 30 September 2013 to a liability of $5,232.9 at 30 June 2014. The decrease is primarily due to the repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013, which reduced the book value of long-term debt.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2014 with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease in the net liability position of financial instruments of $190 and $143 at 30 June 2014 and 30 September 2013, respectively. A 100 bp decrease in market interest rates would result in an increase in the net liability position of financial instruments of $207 and $154 at 30 June 2014 and 30 September 2013, respectively. The change in the sensitivity analysis from September 2013 to June 2014 is driven by hedges of anticipated debt issuances that were executed in 2014 and are outstanding at 30 June 2014.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2013.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 June 2014, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase in the net liability position of financial instruments of $352 at 30 June 2014 versus $295 at 30 September 2013, respectively. The change in the sensitivity analysis includes a higher notional amount of cross currency interest rate swaps as of 30 June 2014.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 30 June 2014 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Amendment No. 2 dated as of 30 June 2014, to the Revolving Credit Agreement dated as of 30 April 2013.

10.2	Amendment to the Restated Certificate of Incorporation of the Company dated 28 January 2014.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 24 July 2014	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 2 dated as of 30 June 2014, to the Revolving Credit Agreement dated as of 30 April 2013.

10.2	Amendment to the Restated Certificate of Incorporation of the Company dated 28 January 2014.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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