Form 10-K
period 2014-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2014-11-24
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended 30 September 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4534

AIR PRODUCTS AND CHEMICALS, INC.

7201 Hamilton Boulevard	State of incorporation: Delaware
Allentown, Pennsylvania, 18195-1501	I.R.S. identification number: 23-1274455
Tel. (610) 481-4911

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Registered on:
Common Stock, par value $1.00 per share	New York
Preferred Stock Purchase Rights	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2014 was approximately $25.3 billion. For purposes of the foregoing calculations all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.

The number of shares of common stock outstanding as of 31 October 2014 was 213,710,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015 are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended 30 September 2014

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

Financial Information about Segments

We organized our operations into four reportable business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy through 30 September 2014. The discussion that follows is based on those operations. On 18 September 2014, we announced a major company reorganization that includes geographic alignment of our gases businesses effective as of 1 October 2014. Refer to Note 25, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments and segment reorganization.

Narrative Description of Business by Segments

Merchant Gases

Merchant Gases provides atmospheric gases, such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen, helium (purchased or refined from crude helium), and carbon dioxide; specialty gases; temporary gas supply services; and equipment, throughout the world to customers in diversified industries, including metals, glass, electronics, chemical processing, food processing, healthcare, general manufacturing, and petroleum and natural gas industries.

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

Electric power is the largest cost component in the production of atmospheric gases—oxygen, nitrogen, and argon. Natural gas is also an energy source at a number of the Company’s Merchant Gases facilities. The Company mitigates energy and natural gas price increases through pricing formulas and surcharges. Helium is primarily produced as a by-product of natural gas production. We purchase crude helium for purification and resale. During fiscal year 2014, we experienced shortages in helium supply due to industry-wide sourcing shortfalls, and the supply/demand dynamics in this product continue to evolve. No other significant difficulties were encountered in obtaining adequate supplies of energy or raw materials during the year.

Merchant Gases competes worldwide against three global industrial gas companies: L’Air Liquide S.A.; Linde AG; and Praxair, Inc.; and several regional sellers (including Airgas, Inc., primarily with respect to liquid bulk sales). Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications.

Merchant Gases sales constituted 41% of consolidated sales in fiscal year 2014, 40% in fiscal year 2013, and 38% in fiscal year 2012. Sales of atmospheric gases (oxygen, nitrogen, and argon) via the Liquid bulk, Packaged gases and Small on-site plants supply modes constituted approximately 49% of the Merchant Gases segment in fiscal year 2014, 48% in fiscal year 2013, and 54% in fiscal year 2012. These sales constituted approximately 20% of the total Company consolidated sales in fiscal year 2014, 19% in fiscal year 2013, and 21% in fiscal year 2012.

The Company owns a 67.3% controlling interest in the outstanding shares of Indura S.A., an industrial gas company in South America which produces packaged and liquid bulk gases and sells related hard goods. Indura S.A. is accounted for as part of the Merchant Gases operating segment. The Merchant Gases segment also includes the Company’s share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in Mexico, Italy, South Africa, Saudi Arabia, India, and Thailand.

Tonnage Gases

Tonnage Gases provides hydrogen, carbon monoxide, nitrogen, oxygen, and syngas (a hydrogen-carbon monoxide mixture) principally to the energy production and refining, chemical, and metallurgical industries worldwide. Gases are produced at large facilities located adjacent to customers’ facilities or by pipeline systems from centrally located production facilities and are generally governed by contracts with 15- to 20- year terms. The Company is the world’s largest provider of hydrogen, which is used by oil refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels to reduce smog and ozone depletion. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. The metallurgical industry uses nitrogen for inerting and oxygen for the manufacture of steel and certain nonferrous metals. The chemical industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and syngas as feedstocks in the production of many basic chemicals. The Company delivers product through pipelines from centrally located facilities in or near the United States Gulf Coast; Los Angeles, California; Alberta, Canada; Rotterdam, the Netherlands; the United Kingdom; Western Belgium; Ulsan, Korea; Nanjing, China; Tangshan, China; Kuan Yin, Taiwan; and Singapore. The Company also owns less than controlling interests in pipelines located in Thailand and South Africa.

Natural gas is the principal raw material for hydrogen, carbon monoxide, and syngas production. Electric power is the largest cost component in the production of atmospheric gases. The Company mitigates energy and natural gas price increases through long-term cost pass-through provisions in its contracts. During fiscal year 2014, no significant difficulties were encountered in obtaining adequate supplies of power and natural gas, however we experienced interruptions in availability of syngas, which affected our hydrogen and carbon monoxide sales in the United States Gulf Coast.

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

Tonnage Gases sales constituted approximately 32% of consolidated sales in fiscal year 2014, 33% in fiscal year 2013, and 33% in fiscal year 2012. Sales of hydrogen and related products constituted approximately 68% of the Tonnage Gases segment in fiscal year 2014, 62% in fiscal year 2013, and 57% in fiscal year 2012. These sales constituted approximately 22% of the total Company consolidated sales in fiscal year 2014, 21% in fiscal year 2013, and 19% in fiscal year 2012.

Electronics and Performance Materials

Electronics and Performance Materials employs applications technology to provide solutions to a broad range of global industries through chemical synthesis, analytical technology, process engineering, and surface science. This segment provides the electronics industry with specialty gases (such as nitrogen trifluoride, arsine, phosphine, white ammonia, silicon tetrafluoride, carbon tetrafluoride, hexafluoroethane, tungsten hexafluoride, and critical etch gases), tonnage gases (primarily nitrogen), chemicals mechanical planarization slurries, specialty chemicals, services, and equipment primarily for the manufacture of silicon and compound semiconductors and thin film transistor liquid crystal displays. These products are delivered through various supply chains, including bulk delivery or distribution by pipelines such as those located in California’s Silicon Valley; Phoenix, Arizona; Tainan, Taiwan; Gumi and Giheung, Korea; and Tianjin, China.

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

The Electronics and Performance Materials segment uses a wide variety of raw materials, including ammonia, tungsten powder, hydrogen fluoride, amines, alcohols, epoxides, organic acids, and ketones. During fiscal year 2014, no significant difficulties were encountered in obtaining adequate supplies of energy or raw materials.

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

Total sales from Electronics and Performance Materials constituted approximately 23% of total Company consolidated sales in fiscal year 2014, 22% in fiscal year 2013, and 24% in fiscal year 2012.

Equipment and Energy

Equipment and Energy designs and manufactures cryogenic equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution (cryogenic transportation containers), and serves energy markets in a variety of ways.

Equipment is sold globally to customers in the chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing industries. This business segment also provides a broad range of plant design, engineering, procurement, and construction management services to its customers.

Energy markets are served through the Company’s operation and partial ownership of cogeneration and flue gas desulfurization facilities. In addition, we are developing hydrogen as an energy carrier, energy-from-waste facilities to produce electricity (Tees Valley), carbon capture technologies for a variety of industrial and power applications, and oxygen-based technologies to serve energy markets in the future. The Company operates and owns a 48.8% interest in a 112-megawatt gas-fueled power generation facility in Thailand. The Company also operates and owns a 70% interest in a flue gas desulfurization facility in Indiana.

Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the construction of equipment in this business segment. Adequate raw materials for individual projects are acquired under firm purchase agreements. The Company mitigates these cost components, in part, through long-term cost pass-through provisions in contracts. During fiscal year 2014, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Equipment and Energy competes with a great number of firms for all of its offerings, except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

The backlog of equipment orders (including letters of intent believed to be firm) from third-party customers was approximately $520 million on 30 September 2014, approximately 12% of which is for cryogenic equipment and 75% of which is for LNG heat exchangers, as compared with a total backlog of approximately $402 million on 30 September 2013. The Company expects that approximately $320 million of the backlog on 30 September 2014 will be completed during fiscal year 2015.

Narrative Description of the Company’s Business Generally

The Company, through subsidiaries, affiliates, and less-than-controlling interests, conducts business in 50 countries outside the United States. Its international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls; import and export controls; and other economic, political, and regulatory policies of local governments.

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

Financial information about the Company’s foreign operations and investments is included in Note 7, Summarized Financial Information of Equity Affiliates; Note 22, Income Taxes; and Note 25, Business Segment and Geographic

Information, to the consolidated financial statements included under Item 8, herein. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Major Accounting Policies, and information on the Company’s exposure to currency fluctuations is included in Note 12, Financial Instruments, to the consolidated financial statements, included under Item 8, below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A, below. Export sales from operations in the United States to third-party customers amounted to $378.7 million, $410.3 million, and $521.1 million in fiscal years 2014, 2013, and 2012, respectively.

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

The Company’s corporate research groups, which include science and process technology centers, support the research efforts of various businesses throughout the Company. Development of technology for use within Merchant Gases, Tonnage Gases, and Equipment and Energy focuses primarily on new and improved processes and equipment for the production and delivery of industrial gases and new or improved applications for industrial gas products. Research and technology development for Electronics and Performance Materials supports development of new products and applications to strengthen and extend the Company’s present positions as well as to lower processing costs and develop new processes for the new products.

Research and development expenditures were $141.4 million during fiscal year 2014, $133.7 million in fiscal year 2013, and $126.4 million in fiscal year 2012. In addition, the Company expended $18.9 million on customer-sponsored research activities during fiscal year 2014, $45.5 million in fiscal year 2013, and $45.4 million in fiscal year 2012.

The Company owns approximately 1,000 United States patents, 3,700 foreign patents, and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Environmental Controls

The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. In the normal course of business, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA: the federal Superfund law); Resource Conservation and Recovery Act (RCRA); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Additional information with respect to these proceedings is included under Item 3, Legal Proceedings, below. The Company’s accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, and environmental loss contingencies are discussed in Note 16, Commitments and Contingencies, to the consolidated financial statements, included under Item 8, below.

The amounts charged to income from continuing operations related to environmental matters totaled $35.1 million in fiscal 2014, $37.1 million in 2013, and $44.7 million in 2012. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal Company standards. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information.

The Company estimates that we spent $5 million in 2014 and $4 million in 2013 on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated to be approximately $5 million in both 2015 and 2016.

Employees

On 30 September 2014, the Company (including majority-owned subsidiaries) had approximately 21,200 employees, of whom approximately 20,900 were full-time employees and of whom approximately 13,250 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory.

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

Customers

We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated revenues. The Tonnage Gases and Electronics and Performance Materials segments do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, the Company has several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to our consolidated revenue, could have an adverse impact on the affected segment.

Governmental Contracts

No segment’s business is subject to a government entity’s renegotiation of profits or termination of contracts that would be material to our business as a whole.

Executive Officers of the Company

The Company’s executive officers and their respective positions and ages on 24 November 2014 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office

M. Scott Crocco	50	Senior Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in 2013 and Vice President and Corporate Controller in 2008).

Seifi Ghasemi (A)(B)	70	Chairman, President, and Chief Executive Officer (became Chairman, President and Chief Executive Officer in 2014 and Chairman and Chief Executive Officer of Rockwood Holdings, Inc. in 2001).

Guillermo Novo	52	Executive Vice President Materials Technology (became Executive Vice President Materials Technology in 2015 and Senior Vice President and General Manager – Electronics, Performance Materials, Strategy and Technology in 2012; Group Vice President, Dow Coating Materials at Dow Chemical Company in 2010; and Vice President, Polyurethanes Business at Dow Chemical Company in 2009).

Corning F. Painter	52	Executive Vice President Industrial Gases (became Executive Vice President Industrial Gases in 2015; Senior Vice President and General Manager – Merchant Gases in 2014: Senior Vice President – Supply Chain in 2012; Senior Vice President – Corporate Strategy and Technology in 2011; and Vice President and General Manager, Global Electronics in 2007).

John D. Stanley	56	Senior Vice President, General Counsel and Chief Administrative Officer (became Senior Vice President, General Counsel and Chief Administrative Officer in 2013; and Senior Vice President and General Counsel in 2009).

(A)	Member, Board of Directors
(B)	Member, Executive Committee of the Board of Directors

ITEM 1A.	RISK FACTORS

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

Overall Economic and Supply/Demand Conditions—A weakening or reversal of economic recovery or product supply versus demand imbalance in certain markets in which the Company does business may decrease the demand for its goods and services and adversely impact its revenues, operating results, and cash flow.

Demand for the Company’s products and services depend in part on the general economic conditions affecting the countries and industries in which the Company does business. In the past few years, uncertain economic conditions in certain geographies and changing supply and demand balances in markets served by the Company have impacted and may in the future impact demand for the Company’s products and services, in turn negatively impacting the Company’s revenues and earnings. Helium is an example of a market experiencing changes in global supply and demand. Unfavorable conditions can depress sales in a given market, affect our margins, constrain our operating flexibility, impact new project on-stream timing, or result in charges which are unusual or nonrecurring. Excess capacity in the Company’s or its competitors’ manufacturing facilities could decrease the Company’s ability to maintain pricing and generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results. Our operating results in one or more segments may also be affected by uncertain or deteriorating economic conditions particularly germane to that segment or to particular customer markets within that segment.

Reorganization—Our ability to successfully manage ongoing organizational change could impact our business results.

The Board of Directors recently elected a new chairman, president and chief executive officer who has implemented other senior leadership changes and refocused our strategic goals. We have begun and will continue to execute a number of significant business and organization changes to support our new strategic objectives. We expect these changes, which may include staffing adjustments and reassignment of responsibilities as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including successfully transitioning and stabilizing key business and functional processes, is critical to our business success. Failure or delay in transitioning key processes could result in disruptions to our business.

Operational, Political, and Legal Risks of International Operations—The Company’s foreign operations can be adversely impacted by nationalization or expropriation of property, undeveloped property rights and legal systems, or political instability. Developing market operations present special risks.

The majority of the Company’s revenue is derived from international operations. In addition, the Company is actively investing significant capital and other resources in emerging markets. The Company’s operations in certain foreign jurisdictions may be subject to project delays due to unanticipated government actions and to nationalization and expropriation risk, and some of its contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Economic and political conditions within foreign jurisdictions, social unrest, or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material adverse impact on the Company’s financial condition, results of operation and cash flow.

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

At 30 September 2014, the Company had total consolidated debt of $6,118.5 million, of which $1,672.9 million will mature in the next twelve months. The Company expects to continue to incur indebtedness to fund new projects and replace maturing debt. Although the Company actively manages its interest rate risk through the use of derivatives and diversified debt obligations, not all borrowings at variable rates are hedged, and new debt will be priced at market rates. If interest rates increase, the Company’s interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, capital expenditures, acquisitions, and other purposes. In addition, changes by any rating agency to the Company’s outlook or credit ratings could increase the Company’s cost of borrowing and weaken our ability to access capital and credit markets on terms commercially acceptable to us. For a more detailed discussion of interest rate risk, see Item 7A, below.

New Technologies—New technologies create performance risks that could impact our financial results or reputation.

A number of new technologies and new product offerings are being developed or implemented by the Company. Some of our existing technologies are being implemented in products and designs beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. In particular, the Company’s Tees Valley projects contain some processes that have not been demonstrated to date at the same scale or in the same combination, and, although such projects include processes that have been demonstrated previously by others, such processes are new to the Company.

Raw Material and Energy Cost and Availability—Interruption in ordinary sources of supply or an inability to recover increases in energy and raw material costs from customers could result in lost sales or reduced profitability.

Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and syngas. Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of the Company’s business. Because the Company’s industrial gas facilities use substantial amounts of electricity, energy price fluctuations could materially impact the Company’s revenues and earnings. A disruption in the supply of energy, components, or raw materials, whether due to market conditions, legislative or regulatory actions, natural events, or other disruption, could prevent the Company from meeting its contractual commitments, harming its business and financial results.

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

Regulatory Compliance—The Company is subject to extensive government regulation in jurisdictions around the globe in which it does business. Changes in regulations addressing, among other things, environmental compliance, import/export restrictions, anti-bribery and corruption, and taxes, can negatively impact the Company’s financial condition, results of operation and cash flow.

The Company is subject to government regulation in the United States and foreign jurisdictions in which it conducts its business. The application of laws and regulations to the Company’s business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practice that could result in reduced profitability. Determination of noncompliance can result in penalties or sanctions that could also impact financial results. Compliance with changes in laws or regulations can require additional capital expenditures or increase operating costs. Export controls or other regulatory restrictions could prevent the Company from shipping its products to and from some markets or increase the cost of doing so. Export restrictions continue to attract external focus by multiple customs and export enforcement authorities. Changes in tax laws and regulations and international tax treaties could affect the financial results of the Company’s businesses. Increasingly aggressive enforcement of anti-bribery and anti-corruption requirements, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law, could subject the Company to criminal or civil sanctions if a violation occurs. We have internal control policies and procedures to foster compliance with these laws, including compliance and training programs for our employees and established due diligence procedures with regard to third parties; however, the foregoing cannot eliminate the risk that violations could be committed by our employees, agents or joint venture partners.

Greenhouse Gases—Legislative and regulatory responses to global climate change create financial risk.

Some of the Company’s operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (GHG). These include existing coverage under the European Union Emissions Trading Scheme, California’s cap and trade scheme, Alberta’s Emission Reduction Program and China’s Emission Trading Scheme Pilots and mandatory reporting and anticipated constraints on GHG emissions in Ontario, Canada, South Korea and China. In addition, the U.S. Environmental Protection Agency is regulating GHG emissions for new construction and major modifications to existing facilities. Moreover some jurisdictions have various mechanisms to target the power sector (e.g. Chile’s tax on carbon dioxide from power producers) to motivate emission reductions. These reductions often involve higher power costs.

Increased public concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase the Company’s costs related to consumption of electric power, hydrogen production, and fluorinated gases production. The Company believes it will be able to mitigate some of the increased costs through its contractual terms, but the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact on the Company. Any legislation that limits or taxes GHG emissions could impact the Company’s growth, increase its operating costs, or reduce demand for certain of its products.

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

We may not be able to successfully control or reduce costs to improve productivity and streamline operations.

Achieving our long-term profitability and return goals depends significantly on our efforts to control or reduce our operating costs. Because many of our costs are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency. If we are not able to identify and execute efforts designed to control or reduce costs and increase operating efficiency, our financial results could be adversely impacted.

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

The Company’s operations could be impacted by catastrophic events outside the Company’s control, including severe weather conditions such as hurricanes, floods, earthquakes, and storms, epidemics, or acts of war and terrorism. Any such event could cause a serious business disruption that could affect the Company’s ability to produce and distribute its products and possibly expose it to third-party liability claims. Additionally, such events could impact the Company’s suppliers or customers, in which event energy and raw materials may be unavailable to the Company, or its customers may be unable to purchase or accept the Company’s products and services. Any such occurrence could have a negative impact on the Company’s operations and financial results.

Operational Risks—Operational and execution risks may adversely affect the Company’s operations or financial results.

The Company’s operation of its facilities, pipelines, and delivery systems inherently entails hazards that require continuous oversight and control, such as pipeline leaks and ruptures, fire, explosions, toxic releases, mechanical failures, or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact the Company’s ongoing operations, reputation, financial results, and cash flow. In addition, the Company’s operating results are dependent on the continued operation of its production facilities and its ability to meet customer requirements, which depends, in part, on the Company’s ability to properly maintain and replace aging assets. Operating results are also dependent on the Company’s ability to complete new construction projects on time, on budget, and in accordance with performance requirements, which depends, in part, on the availability of adequate sources of labor in the geographies where the Company intends to build new plants. Failure to do so may expose the Company to loss of revenue, potential litigation, and loss of business reputation.

Information Security—The security of the Company’s Information Technology systems could be compromised, which could adversely affect its ability to operate.

We depend on information technology to enable us to operate efficiently and interface with customers as well as to maintain financial accuracy and efficiency. Our information technology capabilities are delivered through a combination of internal and outsourced service providers. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our confidential business information through a security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. The Company’s systems have in the past been and likely will in the future be subject to sophisticated cyber security threats. To date, the Company is not aware of any impact on its operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations.

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

The Company is subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. While the Company seeks to limit its liability in its commercial contractual arrangements, there are no guarantees that each contract will contain suitable limitations of liability or that limitations of liability will be enforceable at law. Also, the outcome of existing legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to predict reliably. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables, where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on the Company’s financial condition, results of operations and cash flow in any particular period. For a more detailed discussion of the legal proceedings involving the Company, see Item 3, below.

Asset Impairments—The Company may be required to record impairment on its long-lived assets.

Weak demand may cause underutilization of the Company’s manufacturing capacity or elimination of product lines; contract terminations, customer shutdowns or customer default may force sale or abandonment of facilities and equipment or projects not to reach on-stream; and contractual provisions may allow customer buyout of facilities or equipment. These or other events associated with weak economic conditions or specific end market, product, or customer events may require the Company to record an impairment on tangible assets, such as facilities and equipment, or intangible assets, such as intellectual property or goodwill, which would have a negative impact on its financial results.

Competition—Inability to compete effectively in a segment could adversely impact sales and financial performance.

The Company faces strong competition from several large global competitors and many smaller regional ones in many of its business segments. Introduction by competitors of new technologies, competing products, or additional capacity could weaken demand for or impact pricing of the Company’s products, negatively impacting financial results. In addition, competitors’ pricing policies could affect the Company’s profitability or its market share.

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

Air Products owns its principal administrative offices, which are the Company’s headquarters located in Trexlertown, Pennsylvania, as well as administrative offices in Hersham, U.K. and Santiago, Chile. The principal operating offices for the Company’s businesses are located: in respect of the Americas region, in Canada and Brazil; in respect of Europe, in the U.K., Belgium, France, Spain, the Netherlands, Germany, Russia, and Poland; and in respect of Asia, in China, Taiwan, Malaysia, Japan, South Korea and Singapore. The Company leases administrative offices in Spain, Malaysia and China for its Global Business Support Services organization.

The following is a description of the properties used by our four business segments. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained.

Merchant Gases

Merchant Gases currently operates 300 production and distribution facilities in North and South America (98 are located on owned property), 155 facilities in Europe, the Middle East and Africa (over 50 are on owned property) and 82 facilities within Asia (7 are on owned property). The production and distribution facilities include approximately 30 integrated sites that also serve the Tonnage Gases or Electronics businesses. Helium is processed at sites in Kansas, Wyoming and Texas and then distributed to/from transfill sites in the U.S., Canada, Europe and Asia. A new helium extraction facility is under construction in southwest Colorado. Sales support offices are located at our principal operating office centers referred to above, at 9 leased properties in the U.S. and Canada, at 9 leased sites and at production plant sites in Europe, at 10 leased sites and at production plant sites in Asia and at regional production plant sites in South America.

Research and development (R&D) activities for this business segment are conducted in: Trexlertown, Pennsylvania; Barcelona, Spain, Basingstoke and Carrington in the U.K.; a leased site in British Columbia, Canada; and a leased site in Shanghai, China.

Tonnage Gases

Tonnage Gases operates over 60 plants (9 are located on owned property) in North and South America that produce over 300 standard tons per day of product. Over 40 of these facilities produce or recover hydrogen. Many of the hydrogen facilities support the major pipeline systems located in Los Angeles, California and Alberta, Canada; and along the United States Gulf Coast through the Gulf Coast Connection Pipeline, which interconnects the Texas and Louisiana pipeline networks. The segment also operates 39 tonnage plants in Europe, the Middle East and Africa and 28 tonnage plants in Asia. The majority of the sites in this segment are under structured long-term leasehold type agreements. Sales support offices are located at our headquarters in Trexlertown, Pennsylvania and leased offices in Texas, Louisiana, California, Calgary, Alberta, Hersham, U.K., Rotterdam, the Netherlands, Moscow, Russia, Shanghai, China, Singapore, Bahrain and Doha, Qatar.

Electronics and Performance Materials

The Electronics portion of this business segment produces, packages and stores nitrogen, specialty gases and electronic chemicals and manufactures equipment at 38 sites in the United States (9 of which are owned and the majority of the remaining are located on customer sites), nine leased facilities in Europe and the Middle East, and 50 facilities in Asia (15 of which are owned, 23 of which are located on customer sites and the remainder of which are leased or term grants).

The Performance Materials portion of this business segment operates 5 production facilities in the United States, 3 in Europe and 4 in Asia. Seven of the Performance Materials facility sites are owned.

This business segment conducts R&D related activities at 11 locations worldwide, including: Trexlertown, Pennsylvania; Carlsbad, California; Tempe, Arizona; Milton, Wisconsin; Utrecht, the Netherlands; Hamburg and Marl, Germany; Chubei and Hsin Chu, Taiwan; Shanghai, China; and Kawasaki, Japan.

Equipment and Energy

The Equipment portion of this business segment operates at eight facilities in the U.S., one in Europe and three in Asia. We manufacture a significant portion of the world’s supply of LNG equipment at our Wilkes-Barre, Pennsylvania site and our new LNG manufacturing facility at the Port of Manatee, Florida, which opened in early 2014. Air separation columns and cold boxes for Company-owned facilities and third-party sales are produced by operations in Caojing, China and Tanjung Langsat, Malaysia as well as in the Wilkes-Barre, Pennsylvania facility. Cryogenic transportation containers for liquid helium are manufactured and reconstructed at facilities in eastern Pennsylvania; Liberal, Kansas; and Istres, France.

Equipment commercial and engineering team members are located at offices in: Allentown and Bethlehem, Pennsylvania; Hersham, U.K.; Pune, India; Xi’an and Shanghai, China.

The Energy portion of this business segment produces electric power at various facilities globally, including a gas-fueled power generation facility in Thailand, in which the Company has a 48.8% interest. Flue gas desulfurization operations are conducted at the Pure Air facility in Chesterton, Indiana. The Company is constructing two renewable energy facilities in Tees Valley, U.K. on land for which we have long-term leases. Commercial and engineering team members are located in Trexlertown, Pennsylvania and Hersham and Tees Valley, U.K.

The Company or its affiliates own 6 of the Equipment and Energy properties described above and lease the remaining locations.

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

The Company is a party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA: the federal Superfund law); the Resource Conservation and Recovery Act (RCRA); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are approximately 36 sites on which a final settlement has not been reached where the Company, along with others, has been designated a Potentially Responsible Party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current or former manufacturing sites. We do not expect that any sums we may have to pay in connection with these matters would have a material adverse effect on our consolidated financial position. Additional information on the Company’s environmental exposure is included under “Narrative Description of the Company’s Business Generally—Environmental Controls.”

In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $73 million at 30 September 2014) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of the Company’s total revenue in Brazil in 2003.

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

While we do not expect that any sums we may have to pay in connection with these or any other legal proceeding would have a material adverse effect on our consolidated financial position, results of operations, or net cash flows, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

ITEM 4.	NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (ticker symbol APD) is listed on the New York Stock Exchange. Our transfer agent and registrar is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219, telephone (800) 937-5449 (U.S. and Canada) or (718) 921-8124 (all other locations); Internet website www.amstock.com; and e-mail address info@amstock.com. As of 31 October 2014, there were 6,634 record holders of our common stock. Quarterly stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend information for the last two fiscal years appear below. Cash dividends on the Company’s common stock are paid quarterly. Our objective is to pay dividends consistent with the reinvestment of earnings necessary for long-term growth. It is our expectation that we will continue to pay comparable cash dividends in the future.

Quarterly Stock Information

2014	High	Low	Close	Dividend
First	$113.99	$102.23	$111.78	$0.71
Second	124.40	102.73	119.04	0.77
Third	131.48	114.28	128.62	0.77
Fourth	137.45	126.82	130.18	0.77
				$3.02

2013	High	Low	Close	Dividend
First	$86.31	$76.78	$84.02	$0.64
Second	90.34	84.15	87.12	0.71
Third	97.12	84.04	91.57	0.71
Fourth	114.75	90.12	106.57	0.71
				$2.77

Purchases of Equity Securities by the Issuer

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. There were no purchases of stock during fiscal year 2014. At 30 September 2014, $485.3 million in share repurchase authorization remained. Additional purchases will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.

Performance Graph

The performance graph below compares the five-year cumulative returns of the Company’s common stock with those of the Standard & Poor’s 500 Index (S&P 500 Index), the Peer Group Index used in 2013, and the Standard & Poor’s 500 Materials Index (S&P 500 Materials Index). The figures assume an initial investment of $100 and the reinvestment of all dividends.

Air Products has changed the benchmark for the five-year cumulative return from a defined peer group to the S&P 500 Materials Index. The use of the S&P 500 Materials Index provides a more transparent and recognizable benchmark against which to measure our Company.

COMPARISON OF FIVE YEAR CUMULATIVE SHAREHOLDER RETURN

Air Products, S&P 500 Index, Peer Group Index, and S&P 500 Materials Index

Comparative Growth of a $100 Investment

(Assumes Reinvestment of All Dividends)

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of dollars, except per share)	2014 (A)	2013 (A)	2012 (A)	2011 (A)	2010 (A)
Operating Results
Sales	$10,439	$10,180	$9,612	$9,674	$8,616
Cost of sales	7,635	7,472	7,052	7,098	6,289
Selling and administrative	1,059	1,066	947	942	887
Research and development	141	134	126	119	115
Business restructuring and cost reduction actions	13	232	327	—	—
Operating Income	1,328	1,324	1,282	1,508	1,268
Equity affiliates’ income	151	168	154	154	127
Income from continuing operations attributable to Air Products	987	1,004	999	1,134	942
Net income attributable to Air Products	992	994	1,167	1,224	1,029
Basic earnings per common share attributable to Air Products:
Income from continuing operations	4.64	4.79	4.73	5.33	4.44
Net income	4.66	4.74	5.53	5.75	4.85
Diluted earnings per common share attributable to Air Products:
Income from continuing operations	4.59	4.73	4.66	5.22	4.34
Net income	4.61	4.68	5.44	5.63	4.74
Year-End Financial Position
Plant and equipment, at cost	$20,224	$19,530	$18,046	$16,859	$15,934
Total assets	17,779	17,850	16,942	14,291	13,506
Working capital	332	212	726	848	790
Total debt (B)	6,119	6,274	5,292	4,562	4,128
Redeemable noncontrolling interest	287	376	393	—	—
Air Products shareholders’ equity	7,366	7,042	6,477	5,796	5,547
Total equity	7,521	7,199	6,623	5,939	5,698
Financial Ratios
Return on average Air Products shareholders’ equity (C)	13.4%	15.3%	16.1%	19.4%	18.2%
Operating margin	12.7%	13.0%	13.3%	15.6%	14.7%
Selling and administrative as a percentage of sales	10.1%	10.5%	9.9%	9.7%	10.3%
Total debt to total capitalization (B) (D)	43.9%	45.3%	43.0%	43.4%	42.0%
Other Data
Adjusted EBITDA on a non-GAAP basis (E)	$2,765	$2,641	$2,528	$2,545	$2,317
Depreciation and amortization	957	907	841	834	827
Capital expenditures on a GAAP basis (F)	1,682	1,748	2,560	1,366	1,092
Capital expenditures on a non-GAAP basis (F)	1,885	1,997	2,778	1,539	1,256
Cash provided by operating activities	2,186	1,553	1,765	1,710	1,485
Cash used for investing activities	1,638	1,697	2,435	1,170	1,014
Cash (used for) provided by financing activities	(504)	115	(78)	(485)	(580)
Dividends declared per common share	3.02	2.77	2.50	2.23	1.92
Weighted average common shares outstanding (in millions)	213	210	211	213	212
Weighted average common shares outstanding assuming dilution (in millions)	215	212	215	218	217
Book value per common share at year-end	$34.49	$33.35	$30.48	$27.57	$25.94
Shareholders at year-end	6,600	7,000	7,500	7,900	8,300
Employees at year-end (G)	21,200	21,600	21,300	18,900	18,300

(A)

Unless otherwise stated, selected financial data is presented on a GAAP basis. Our operating results were impacted by certain items which management does not believe to be indicative of ongoing business trends and are excluded from the non-GAAP measure.

For 2014, these items include: (i) a charge of $310 ($275 after-tax, or $1.27 per share) related to goodwill and intangible asset impairment, (ii) a charge to operating income of $13 ($8 after-tax, or $.04 per share) related to business reorganization and cost reduction actions, (iii) a charge of $6 ($4 after-tax, or $.02 per share) related to pension settlement loss, (iv) a tax expense of $21 ($.10 per share) for a Chilean rate change, (v) a tax benefit of $52 ($.24 per share) related to a tax election.

For 2013, these items include: (i) a charge to operating income of $232 ($158 after-tax, or $.74 per share) related to business restructuring and cost reduction actions, (ii) expenses of $10 ($6 after-tax, or $.03 per share) related to advisory costs.

For 2012, these items include: (i) a charge to operating income of $327 ($222 after-tax, or $1.03 per share) related to business restructuring and cost reduction actions, (ii) a gain of $86 ($55 after-tax, or $.25 per share) related to the gain on our previously held equity interest in DA NanoMaterials, (iii) a charge of $10 ($6 after-tax, or $.03 per share) related to a customer bankruptcy, (iv) a tax expense of $44 ($.20 per share) for a Spanish tax settlement, (v) a tax benefit of $58 ($.27 per share) for a favorable Spanish tax ruling.

For 2011 and 2010, these items include: expenses of $49 ($32 after-tax, or $.14 per share) and $96 ($60 after-tax, or $.28 per share), respectively, related to the Company’s attempt to acquire Airgas, Inc.

(B)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the year.

(C)	Calculated using income from continuing operations attributable to Air Products and five-quarter average Air Products shareholders’ equity.

(D)	Total capitalization includes total debt plus total equity plus redeemable noncontrolling interest as of the end of the year.

(E)	A reconciliation of reported GAAP results to Adjusted EBITDA is presented on page 32.

(F)

Capital expenditures on a GAAP basis include additions to plant and equipment, investment in and advances to unconsolidated affiliates, and acquisitions. The Company utilizes a non-GAAP measure in the computation of capital expenditures and includes spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Refer to page 34 for a reconciliation of the GAAP to non-GAAP measures for 2014, 2013, and 2012. For 2011, the GAAP measure was adjusted by $174 for spending associated with facilities accounted for as capital leases. For 2010, the GAAP measure was adjusted by $123 and $42 for spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests, respectively.

(G)	Includes full- and part-time employees from continuing and discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview	20
2014 in Summary	20
2015 Outlook	21
Results of Operations	22
Reconciliation of Non-GAAP Financial Measures	30
Liquidity and Capital Resources	33
Contractual Obligations	36
Pension Benefits	37
Environmental Matters	38
Off-Balance Sheet Arrangements	39
Related Party Transactions	39
Inflation	39
Critical Accounting Policies and Estimates	39
New Accounting Guidance	45
Forward-Looking Statements	45

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

The discussion of results that follows includes comparisons to non-GAAP financial measures. For 2014, the non-GAAP measures exclude: business reorganization and cost reduction charges recorded in the fourth quarter, goodwill and intangible asset impairment charges, pension settlement losses, and impacts resulting from a tax election benefit and the Chilean tax rate change. For 2013, the non-GAAP measures exclude the business restructuring and cost reduction plan charges and advisory costs. For 2012, the non-GAAP measures exclude the business restructuring and cost reduction plan charges, the customer bankruptcy charge, the gain on the previously held equity interest in DuPont Air Products NanoMaterials LLC (DA NanoMaterials), the Spanish tax settlement, and the Spanish tax ruling. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our performance. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 30–32. Descriptions of the excluded items appear on pages 23–25.

BUSINESS OVERVIEW

Air Products and Chemicals, Inc. and its subsidiaries serve energy, electronics, chemicals, metals, and manufacturing customers globally with a unique portfolio of products, services, and solutions that include atmospheric, process and specialty gases; performance materials; equipment; and technology. Geographically diverse, with operations in over 50 countries, in 2014 we had sales of $10.4 billion, assets of $17.8 billion, and a worldwide workforce of approximately 21,200 employees.

We organized our operations into four reportable business segments: Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy through 30 September 2014. The financial statements and analysis that follow discuss our results based on those operations. On 18 September 2014, we announced a major company reorganization effective as of 1 October 2014. Refer to Note 25, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments and segment reorganization beginning fiscal year 2015.

2014 IN SUMMARY

In 2014, we delivered sales and earnings growth driven by a strong second half of the year, particularly in the fourth quarter. Overall, sales increased by 3% including volume growth of 2% led by our Merchant Gases and Electronics and Performance Materials segments. Volume growth was leveraged along with recent cost reduction actions to improve operating income by 6% and operating margin by 50 basis points (bp). Tonnage Gases results decreased versus the prior year as we completed the exit of our polyurethane intermediates business (PUI) and experienced higher maintenance costs and customer outages.

In the third quarter, we announced Seifi Ghasemi as our new chairman, president and chief executive officer, effective as of 1 July 2014.

In the fourth quarter, we announced plans to reorganize the Company, including realignment of our businesses into new reporting segments and organizational changes effective as of 1 October 2014.

We recorded a goodwill and intangible asset impairment charge of $310.1 in our Merchant Gases Latin America business driven by lower economic growth and profitability in our Indura business and the impact of recent tax reform legislation in Chile. We also recorded charges of $5.5 for pension settlements and $12.7 for severance costs related to cost reduction actions.

Highlights for 2014

•

Sales of $10,439.0 increased 3%, or $258.6. Volume growth in the Merchant Gases and Electronics and Performance Materials segments and higher energy contractual cost pass-through to customers were partially offset by the exit from our PUI business.

•

Operating income of $1,328.2 increased $3.8. On a non-GAAP basis, operating income of $1,656.5 increased 6%, or $90.4, with higher volumes partially offset by higher energy and distribution costs and higher operating costs, including maintenance costs in the Tonnage Gases segment.

•	We increased focus on cash flow and introduced Adjusted EBITDA, a non-GAAP metric, in the fourth quarter. Adjusted EBITDA of $2,764.8 increased by $123.9, or 5%.

•

Income from continuing operations of $987.1 decreased 2%, or $17.1, and diluted earnings per share from continuing operations of $4.59 decreased 3%, or $.14. On a non-GAAP basis, income from continuing operations of $1,243.0 increased 6%, or $74.5, and diluted earnings per share from continuing operations of $5.78 increased 5%, or $.28. A summary table of changes in diluted earnings per share, including a non-GAAP reconciliation, is presented below.

•	We increased our quarterly dividend by 8% from $.71 to $.77 per share. This represents the 32nd consecutive year that we have increased our dividend payment.

For a discussion of the challenges, risks, and opportunities on which management is focused, refer to our 2015 Outlook discussions provided on page 21 in the Management’s Discussion and Analysis that follows.

Changes in Diluted Earnings per Share Attributable to Air Products

	2014	2013	Increase (Decrease)
Diluted Earnings per Share
Net income	$4.61	$4.68	$(.07)
Income (Loss) from discontinued operations	.02	(.05)	.07

Income from Continuing Operations—GAAP Basis	$4.59	$4.73	$(.14)
Business restructuring and cost reduction actions	.04	.74	(.70)
Pension settlement loss	.02	—	.02
Goodwill and intangible asset impairment charge	1.27	—	1.27
Advisory costs	—	.03	(.03)
Chilean tax rate change	.10	—	.10
Tax election benefit	(.24)	—	(.24)
Income from Continuing Operations—Non-GAAP Basis	$5.78	$5.50	$.28

Operating income (after-tax)
Underlying business
Volume			.50
Price/raw materials			(.10)
Costs/other			(.06)
Currency			(.01)
Operating Income			.33

Other (after-tax)
Equity affiliates’ income			(.05)
Interest expense			.05
Income tax rate			.01
Noncontrolling interests			.01
Average shares outstanding			(.07)
Other			(.05)
Total Change in Diluted Earnings per Share from Continuing Operations—Non-GAAP Basis			$.28

2015 OUTLOOK

For 2015, we are focused on actions that we can control to improve cash flow and drive earnings growth. We reorganized the Company into new business segments effective as of 1 October 2014. Our new organization should enable us to reduce costs and more effectively manage and utilize our existing assets. We also expect pricing actions to deliver improvement in our results. Effectively executing on this strategy will be critical to improved results as we expect global economic growth to be modest in the year ahead.

The above guidance should be read in conjunction with the section entitled “Forward-Looking Statements.”

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	2014	2013	2012
Sales	$10,439.0	$10,180.4	$9,611.7
Operating income—GAAP Basis	1,328.2	1,324.4	1,282.4
Operating margin—GAAP Basis	12.7%	13.0%	13.3%
Equity affiliates’ income	151.4	167.8	153.8
Non-GAAP Basis
Adjusted EBITDA	2,764.8	2,640.9	2,528.3
Operating income	1,656.5	1,566.1	1,533.7
Operating margin	15.9%	15.4%	16.0%

Sales		% Change from Prior Year
		2014	2013
Underlying business
Volume (including PUI exit impact)		2%	(1)%
Price		—%	—%
Acquisitions		—%	5%
Energy and raw material cost pass-through		1%	2%
Total Consolidated Change		3%	6%

2014 vs. 2013

Sales of $10,439.0 increased 3%, or $258.6. Underlying business increased 2%, as higher volumes in the Merchant Gases and Electronics and Performance Materials segments were partially offset by lower volumes in our Tonnage Gases segment, including the exit from our PUI business which reduced sales by 1%. Higher energy and raw material contractual cost pass-through to customers increased sales by 1%. Currency was flat as the impacts from a stronger Euro were offset by a weaker Chilean Peso.

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

Operating Income

2014 vs. 2013

On a GAAP basis, operating income of $1,328.2 increased $3.8. Current year operating income was reduced by $310.1 for a goodwill and intangible asset impairment charge, $12.7 for a business reorganization and cost reduction charge, and $5.5 for pension settlement losses. Prior year operating income was reduced by a charge of $231.6 for a business restructuring and cost reduction plan and $10.1 for advisory costs. On a non-GAAP basis, operating income of $1,656.5 increased 6%, or $90.4. The increase was primarily due to higher volumes of $140 driven by our Merchant Gases and Electronics and Performance Materials segments, partially offset by lower recovery of raw material costs in pricing of $29 and higher operating costs of $9. Prior year operating income included $10 for gains from the sale of assets and investments in Merchant Gases.

2013 vs. 2012

On a GAAP basis, operating income of $1,324.4 increased 3%, or $42.0. Operating income in 2013 included a charge of $231.6 for a business restructuring and cost reduction plan and $10.1 for advisory costs. Operating income in 2012 included a charge of $327.4 for business restructuring and cost reduction plans, a $9.8 charge for a customer bankruptcy, and the gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income of $1,566.1 increased 2%, or $32.4. The increase was primarily due to acquisitions of $54, higher volumes of $24, and favorable currency translation and foreign exchange impacts of $2, partially offset by $40 from unfavorable higher energy and distribution costs net of pricing, and higher operating costs of $20, including the impact from pensions. Operating income increased by $12 from higher gains on the sale of assets and investments.

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations excluding certain disclosed items, which the Company does not believe to be indicative of ongoing business trends, before interest expense, income tax provision, and depreciation and amortization expense. We believe Adjusted EBITDA provides a useful operational metric for the measurement of our cash flow.

2014 vs. 2013

Adjusted EBITDA of $2,764.8 increased $123.9, or 5%, primarily due to the increase in volumes in the Merchant Gases and Electronics and Performance Materials segments.

2013 vs. 2012

Adjusted EBITDA of $2,640.9 increased $112.6, or 4%, primarily due to acquisitions and higher volumes, partially offset by higher energy, distribution, and operating costs.

Equity Affiliates’ Income

2014 vs. 2013

Income from equity affiliates of $151.4 decreased $16.4, due to higher costs from maintenance outages and an unfavorable arbitration award, unfavorable currency impacts, and weaker oilfield services volume in Mexico.

2013 vs. 2012

Income from equity affiliates of $167.8 increased $14.0, primarily due to better performance in our Mexican equity affiliate.

Selling and Administrative Expense

2014 vs. 2013

Selling and administrative expense of $1,059.3 decreased $7.0, or 1%, as productivity, including the benefits of recent cost reduction actions, and favorable currency effects more than offset other cost increases. Selling and administrative expense as a percent of sales decreased to 10.1% from 10.5%.

2013 vs. 2012

Selling and administrative expense of $1,066.3 increased $119.5, or 13%, primarily due to the acquisition of Indura S.A. Selling and administrative expense as a percent of sales increased to 10.5% from 9.9%, also due to Indura S.A.

Research and Development

2014 vs. 2013

Research and development expense of $141.4 increased 6%, or $7.7, primarily due to lower government grants and other cost increases. Research and development expense as a percent of sales increased to 1.4% from 1.3%.

2013 vs. 2012

Research and development expense of $133.7 increased 6%, or $7.3, including the acquisition of DA NanoMaterials. Research and development expense as a percent of sales was 1.3% in 2013 and 2012.

Business Restructuring and Cost Reduction Actions

We recorded charges in 2014, 2013, and 2012 for business restructuring and cost reduction actions. The charges for these actions are reflected on the consolidated income statements as “Business restructuring and cost reduction actions.” The charges for these actions are excluded from segment operating income.

2014 Charge

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses into new reporting segments and organizational changes, effective as of 1 October 2014. As a result of this initiative, we will incur ongoing severance and other charges. During the fourth quarter of 2014, an expense of $12.7 ($8.2 after-tax, or $.04 per share) was incurred relating to the elimination of approximately 50 positions. In 2015 and beyond, we expect the actions taken to date will provide approximately $10 in annual savings. Additional charges will be recorded in future periods as the Company commits to specific actions. These actions could materially impact future operating profit for the period in which the charges are recorded.

2013 Plan

During the fourth quarter of 2013, we recorded an expense of $231.6 ($157.9 after-tax, or $.74 per share) reflecting actions to better align our cost structure with current market conditions. These charges included $100.4 for asset actions and $58.5 for the final settlement of a long-term take-or-pay silane contract primarily impacting the Electronics business due to continued weakness in the PV and light-emitting diode (LED) markets. In addition, $71.9 was recorded for severance, benefits, and other contractual obligations associated with the elimination of approximately 700 positions and executive changes. These reductions primarily impact our Merchant Gases businesses and corporate functions. The actions were in response to weaker than expected business conditions in Europe and Asia, reorganization of our operations and functional areas, and previously announced senior executive changes. The remaining planned actions associated with severance were completed in the first quarter of 2015 and provided approximately $45 in savings in 2014. Beyond 2014, we expect these actions to provide approximately $75 in annual savings.

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

During the fourth quarter of 2012, we took actions in the PUI business to improve costs, resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share), and ultimately exit the business. We completed our exit from the business in the first quarter of 2014.

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

Refer to Note 4, Business Restructuring and Cost Reduction Actions, to the consolidated financial statements for additional details on these actions.

Pension Settlement Loss

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. The participant’s vested benefit is considered fully settled upon cash payment of the lump sum. We recognized $5.5 ($3.6 after-tax, or $.02 per share) and $12.4 ($7.8 after-tax, or $.04 per share) of settlement charges in 2014 and 2013, respectively.

Goodwill and Intangible Asset Impairment Charge

In July 2012, we acquired a controlling interest in the outstanding shares of Indura S.A., a Latin American industrial gases company. In connection with this acquisition, we recorded $626.2 of goodwill, which was incorporated into the Latin American reporting unit of our Merchant Gases segment. During the fourth quarter of 2014, we concluded that the goodwill and indefinite-lived intangible assets (primarily acquired trade names) associated with this reporting unit were impaired. The Indura business continues to be profitable; however, recent economic conditions in Latin America, including the impact of tax legislation in Chile, have been less favorable due to increasing inflation, a decline in Chilean manufacturing growth, and weaker export demand for many commodities. As a result, we concluded in the fourth quarter that this business will not grow at the rate we anticipated, and we lowered our growth projections. We recorded a noncash impairment charge of $310.1 ($275.1 attributable to Air Products, after-tax or $1.27 per share) for the Latin America reporting unit. Refer to the Critical Accounting Policies and Estimates section below and Note 9, Goodwill, and Note 10, Intangible Assets, to the consolidated financial statements for additional details.

Business Combinations

2013 Business Combinations

We completed three acquisitions in 2013. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within their respective segments after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $233.

2012 Business Combinations

Indura S.A.

In July 2012, we acquired a 64.8% controlling equity interest in the outstanding shares of Indura S.A. Following the acquisition date, 100% of the Indura S.A. results are consolidated in our financial statements within the Merchant Gases business segment. The portion of the business that is not owned by the Company is recorded as noncontrolling interests. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests. As of 30 September 2014, we hold a 67.3% interest.

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

Refer to Note 5, Business Combinations, to the consolidated financial statements for additional details on these transactions.

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

2014 vs. 2013

Other income (expense), net of $52.8 decreased $17.4, primarily due to higher gains from the sale of a number of small assets and investments, higher government grants, and a favorable commercial contract settlement in the prior year. Otherwise, no individual items were significant in comparison to the prior year.

2013 vs. 2012

Other income (expense), net of $70.2 increased $23.1, primarily due to higher gains from the sale of a number of small assets and investments and a favorable commercial contract settlement, partially offset by lower government grants. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	2014	2013	2012
Interest incurred	$158.1	$167.6	$153.9
Less: Capitalized interest	33.0	25.8	30.2
Interest Expense	$125.1	$141.8	$123.7

2014 vs. 2013

Interest incurred decreased $9.5. The decrease was primarily due to a lower average interest rate on the debt portfolio which reduced interest by $13, partially offset by a higher average debt balance which increased interest by $6. The change in capitalized interest was driven by a higher carrying value in construction in progress.

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

2014 vs. 2013

On a GAAP basis, the effective tax rate was 27.0% and 22.8% in 2014 and 2013, respectively. The effective tax rate was higher in the current year primarily due to the goodwill impairment charge of $305.2, which was not deductible for tax purposes, and the Chilean tax reform enacted in September 2014 which increased income tax expense by $20.6. These impacts were partially offset by an income tax benefit of $51.6 associated with losses from transactions and a tax election in a non-U.S. subsidiary. The prior year rate included income tax benefits of $73.7 related to the business restructuring and cost reduction plans and $3.7 for the advisory costs. Refer to Note 4, Business Restructuring and Cost Reduction Actions; Note 9, Goodwill; Note 22, Income Taxes; and Note 23, Supplemental Information, to the consolidated financial statements for details on these transactions. On a non-GAAP basis, the effective tax rate was 24.0% and 24.2% in 2014 and 2013, respectively.

2013 vs. 2012

On a GAAP basis, the effective tax rate was 22.8% and 21.9% in 2013 and 2012, respectively. The effective rate in 2013 includes income tax benefits of $73.7 related to the business restructuring and cost reduction plans and $3.7 for the advisory costs. The effective rate in 2012 includes income tax benefits of $105.0 related to the business restructuring and cost reduction plans, $58.3 related to the second quarter Spanish tax ruling, and $3.7 related to the customer bankruptcy charge, offset by income tax expense of $43.8 related to the first quarter Spanish tax settlement and $31.3 related to the gain on the previously held equity interest in DA NanoMaterials. Refer to Note 4, Business Restructuring and Cost Reduction Actions; Note 5, Business Combinations; Note 22, Income Taxes; and Note 23, Supplemental Information, to the consolidated financial statements for details on these transactions. On a non-GAAP basis, the effective tax rate was 24.2% in both 2013 and 2012.

Discontinued Operations

During the second quarter of 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment.

In 2012, we sold the majority of our Homecare business to The Linde Group for sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). In addition, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business, which was primarily in the United Kingdom and Ireland, to its estimated net realizable value. In 2013, we recorded an additional charge of $18.7 ($13.6 after-tax, or $.06 per share) to update our estimate of the net realizable value. In 2014, a gain of $3.9 was recognized for the sale of the remaining Homecare business and settlement of contingencies on the sale to The Linde Group.

Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details on this business.

Segment Analysis

Merchant Gases

	2014	2013	2012
Sales	$4,250.7	$4,098.6	$3,662.4
Operating income	671.6	680.5	644.0
Operating margin	15.8%	16.6%	17.6%
Equity affiliates’ income	140.1	145.0	137.1

Merchant Gases Sales		% Change from Prior Year
		2014	2013
Underlying business
Volume		3%	—%
Price		1%	1%
Acquisition		—%	11%
Currency		—%	—%
Total Merchant Gases Sales Change		4%	12%

2014 vs. 2013

Underlying sales increased 4% due to higher volumes of 3% and higher pricing of 1%.

In the U.S. and Canada, sales increased 7%, with volumes up 3% and price up 4%. Volumes increased as higher liquid oxygen, nitrogen, and argon volumes were partially offset by lower helium volumes due to supply limitations. Volumes also increased as a result of our EPCO Carbondioxide Products, Inc. acquisition. Pricing was higher due to improved pricing in liquid oxygen, liquid nitrogen, and helium.

In Europe, sales increased 4%, with favorable currency impacts of 4%, primarily from the Euro and the Pound Sterling. Volumes were flat as higher volumes in liquid oxygen, nitrogen, and argon were offset by lower helium volumes and lower cylinder volumes as construction remains weak.

In Asia, sales increased 4% due to higher volumes of 5%, partially offset by lower pricing of 1%. Volumes increased with higher liquid oxygen, nitrogen, and argon volumes across the region, partially offset by lower helium volumes. Pricing decreased as higher helium pricing was more than offset by lower pricing in liquid oxygen, nitrogen, and argon, particularly in China, driven in part by a higher mix of wholesale customers.

In Latin America, sales decreased 8%, as higher volumes of 1%, and higher pricing of 2% was more than offset by unfavorable currency impacts of 11% from the Brazilian Real and Chilean Peso. Volumes increased in Brazil and were only modestly higher in Chile as the economy slowed.

Operating income decreased 1%, primarily due to higher operating costs of $25, prior year gains from sales of assets and investments of $10, and lower price recovery of power and fuel costs of $3, partially offset by higher volumes of $31. Operating margin decreased 80 basis points (bp) from prior year, primarily due to higher power and fuel costs.

Merchant Gases equity affiliates’ income of $140.1 decreased $4.9, primarily from unfavorable currency impacts in Mexico, South Africa, and India and lower oilfield services volume in Mexico.

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

Operating income in 2013 also included $10 for gains from sales of assets and investments. Operating margin decreased 100 bp, primarily due to the impact of the Indura S.A. acquisition and higher power and fuel costs.

Merchant Gases equity affiliates’ income of $145.0 increased $7.9, primarily as a result of improved performance in our Mexican equity affiliate.

Tonnage Gases

	2014	2013	2012
Sales	$3,288.9	$3,387.3	$3,206.7
Operating income	484.9	515.9	512.0
Operating margin	14.7%	15.2%	16.0%

Tonnage Gases Sales		% Change from Prior Year
		2014	2013
Underlying business
Volume		(7)%	(1)%
Energy and raw material cost pass-through		3%	6%
Currency		1%	1%
Total Tonnage Gases Sales Change		(3)%	6%

2014 vs. 2013

Volumes decreased 7%, as strong demand in the United States Gulf Coast hydrogen system was more than offset by lower volumes in Latin America and the exit from our PUI business. The lower PUI volumes decreased sales by 4%. As of the end of the first quarter of 2014, our exit from the PUI business was complete. Higher energy contractual cost pass-through to customers increased sales by 3%. Currency favorably impacted sales by 1%.

Operating income decreased primarily due to higher costs of $22, including maintenance, and lower volumes of $9. Operating margin decreased 50 bp from prior year, primarily due to the higher maintenance costs and higher pass-through of energy costs.

2013 vs. 2012

Volumes decreased 1%, as the impact from implementation of our previous decision to exit the PUI business was partially offset by the impact of new plants. Higher energy and raw material contractual cost pass-through to customers increased sales by 6%. Currency favorably impacted sales by 1%.

Operating income increased as higher volumes of $22 and favorable currency of $3 were partially offset by higher costs of $21, including higher maintenance and pension costs. Operating margin decreased 80 bp, primarily due to the higher energy cost pass-through and higher costs, partially offset by the higher volumes from new plants.

Electronics and Performance Materials

	2014	2013	2012
Sales	$2,449.0	$2,243.4	$2,322.5
Operating income—GAAP basis	425.3	321.3	425.6
Operating margin—GAAP basis	17.4%	14.3%	18.3%
Operating income—Non-GAAP basis	425.3	321.3	339.7
Operating margin—Non-GAAP basis	17.4%	14.3%	14.6%

Electronics and Performance Materials Sales		% Change from Prior Year
		2014	2013
Underlying business
Volume		9%	(4)%
Price		(1)%	(1)%
Acquisitions		—%	2%
Currency		1%	—%
Total Electronics and Performance Materials Sales Change		9%	(3)%

2014 vs. 2013

Sales increased 9%, as higher volumes of 9% and favorable currency of 1% were partially offset by lower pricing of 1%. Electronics sales increased 8%, as higher delivery systems equipment sales and materials volumes of 8% and favorable currency of 1% were partially offset by lower pricing of 1%. Performance Materials sales increased 10%, as higher volumes of 11% were partially offset by lower pricing of 1%. The higher volumes were across all product lines and major regions. The lower pricing was primarily due to unfavorable mix impacts.

Operating income of $425.3 increased 32%, or $104.0, primarily from higher volumes of $93, lower operating costs of $31, and favorable currency impacts of $5, partially offset by unfavorable price and mix impacts of $26. Operating margin of 17.4% increased 310 bp, primarily due to improved loading and leverage from the higher volumes and improved cost performance, partially offset by the unfavorable pricing impacts.

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

Operating income of $321.3 decreased 25%, or $104.3, and operating margin of 14.3% decreased 400 bp, as 2012 included a gain on the previously held equity interest in DA NanoMaterials of $85.9. On a non-GAAP basis, operating income of $321.3 decreased 5%, or $18.4, primarily from unfavorable price and mix impacts of $15, lower volumes of $9, and higher operating costs of $4 partially offset by higher acquisitions of $6 and favorable currency of $4. Operating margin decreased 30 bp, primarily due to lower volumes and unfavorable price mix.

Equipment and Energy

	2014	2013	2012
Sales	$450.4	$451.1	$420.1
Operating income	88.2	65.5	44.6

2014 vs. 2013

Sales of $450.4 were relatively flat as higher liquefied natural gas (LNG) project activity was offset by lower air separation (ASU) project activity. Operating income of $88.2 increased from the higher LNG project activity.

The sales backlog for the Equipment business at 30 September 2014 was $520, compared to $402 at 30 September 2013. The increase was primarily due to new LNG orders as global project development activity remains high. It is expected that approximately $320 of the backlog will be completed during 2015.

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

2014 vs. 2013

Other operating loss was $13.5, compared to $4.7 in the prior year. The decrease was primarily due to unfavorable foreign exchange losses of $5 and LIFO adjustments of $4.

2013 vs. 2012

Other operating loss was $4.7, compared to $6.6 in the prior year. The other operating loss in 2013 includes an unfavorable LIFO adjustment versus the prior year of $11. The other operating loss in 2012 included stranded costs from discontinued operations of $10.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of our annual results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our operating performance and cash flow.

Definitions of non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures. In 2013, we had pension settlement losses of $12.4 ($7.8 after-tax, or $.04 per share). In 2012, our income tax provision was unfavorably impacted by $14.1 ($.07 per share) due to changes in the Chilean tax rate. These impacts were included in non-GAAP operating performance measures in their respective years.

Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Continuing Operations
	Operating Income	Operating Margin (B)	Income	Diluted EPS
2014 GAAP	$1,328.2	12.7%	$987.1	$4.59
2013 GAAP	1,324.4	13.0%	1,004.2	4.73
Change GAAP	$3.8	(30bp )	$(17.1)	$(.14)
% Change GAAP	—%		(2)%	(3)%

2014 GAAP	$1,328.2	12.7%	$987.1	$4.59
Business restructuring and cost reduction actions (tax impact $4.5)	12.7	.1%	8.2	.04
Pension settlement loss (tax impact $1.9)	5.5	.1%	3.6	.02
Goodwill and intangible asset impairment charge (A)	310.1	3.0%	275.1	1.27
Chilean tax rate change	—	—	20.6	.10
Tax election benefit	—	—	(51.6)	(.24)
2014 Non-GAAP Measure	$1,656.5	15.9%	$1,243.0	$5.78

2013 GAAP	$1,324.4	13.0%	$1,004.2	$4.73
Business restructuring and cost reduction actions (tax impact $73.7)	231.6	2.3%	157.9	.74
Advisory costs (tax impact $3.7)	10.1	.1%	6.4	.03
2013 Non-GAAP Measure	$1,566.1	15.4%	$1,168.5	$5.50

Change Non-GAAP Measure	$90.4	50bp	$74.5	$.28
% Change Non-GAAP Measure	6%		6%	5%

(A)	Noncontrolling interests impact of $33.7 and tax impact of $1.3.

	Continuing Operations
	Operating Income	Operating Margin (B)	Income	Diluted EPS
2013 GAAP	$1,324.4	13.0%	$1,004.2	$4.73
2012 GAAP	1,282.4	13.3%	999.2	4.66
Change GAAP	$42.0	(30bp )	$5.0	$.07
% Change GAAP	3%		1%	2%

2013 GAAP	$1,324.4	13.0%	$1,004.2	$4.73
Business restructuring and cost reduction actions (tax impact $73.7)	231.6	2.3%	157.9	.74
Advisory costs (tax impact $3.7)	10.1	.1%	6.4	.03
2013 Non-GAAP Measure	$1,566.1	15.4%	$1,168.5	$5.50

2012 GAAP	$1,282.4	13.3%	$999.2	$4.66
Business restructuring and cost reduction actions (tax impact $105.0)	327.4	3.5%	222.4	1.03
Customer bankruptcy (tax impact $3.7)	9.8	.1%	6.1	.03
Gain on previously held equity interest (tax impact $31.3)	(85.9)	(.9)%	(54.6)	(.25)
Q1 Spanish tax settlement	—	—	43.8	.20
Q2 Spanish tax ruling	—	—	(58.3)	(.27)
2012 Non-GAAP Measure	$1,533.7	16.0%	$1,158.6	$5.40

Change Non-GAAP Measure	$32.4	(60bp )	$9.9	$.10
% Change Non-GAAP Measure	2%		1%	2%

(B)	Operating margin is calculated by dividing operating income by sales.

ELECTRONICS AND PERFORMANCE MATERIALS

	Operating Income	Operating Margin
2013 GAAP	$ 321.3	14.3%
2012 GAAP	425.6	18.3%
Change GAAP	$(104.3)	(400bp )
% Change GAAP	(25)%

2013 GAAP	$321.3	14.3%
2013 Non-GAAP Measure	$321.3	14.3%

2012 GAAP	$425.6	18.3%
Gain on previously held equity interest	(85.9)	(3.7)%
2012 Non-GAAP Measure	$339.7	14.6%

Change Non-GAAP Measure	$(18.4)	(30bp )
% Change Non-GAAP Measure	(5)%

ADJUSTED EBITDA

We define Adjusted EBITDA as income from continuing operations excluding certain disclosed items, which the Company does not believe to be indicative of ongoing business trends, before interest expense, income tax provision, and depreciation and amortization expense. We believe Adjusted EBITDA provides a useful operational metric for the measurement of our cash flow.

Below is a reconciliation from Income from Continuing Operations to Adjusted EBITDA.

	2014	2013	2012	2011	2010
Income from Continuing Operations(A)	$988.5	$1,042.5	$1,025.2	$1,171.6	$967.0
Add: Interest expense	125.1	141.8	123.7	115.5	121.9
Add: Income tax provision	366.0	307.9	287.3	375.3	305.7
Add: Depreciation and amortization	956.9	907.0	840.8	834.3	826.8
Add: Business restructuring and cost reduction actions	12.7	231.6	327.4	—	—
Add: Pension settlement loss	5.5	—	—	—	—
Add: Goodwill and intangible asset impairment charge	310.1	—	—	—	—
Less: Gain on previously held equity interest	—	—	85.9	—	—
Add: Customer bankruptcy	—	—	9.8	—	—
Add: Advisory costs	—	10.1	—	—	—
Add: Net loss on Airgas transaction	—	—	—	48.5	96.0
Adjusted EBITDA	$2,764.8	$2,640.9	$2,528.3	$2,545.2	$2,317.4
Change from prior year	123.9	112.6	(16.9)	227.8
% change from prior year	5%	4%	(1)%	10%

(A)	Includes net income attributable to noncontrolling interests.

INCOME TAXES

	Effective Tax Rate
	2014	2013	2012
Income Tax Provision—GAAP	$366.0	$307.9	$287.3
Income from continuing operations before taxes—GAAP	$1,354.5	$1,350.4	$1,312.5
Effective Tax Rate—GAAP	27.0%	22.8%	21.9%
Income Tax Provision—GAAP	$366.0	$307.9	$287.3
Business restructuring and cost reduction actions tax impact	4.5	73.7	105.0
Pension settlement loss tax impact	1.9	—	—
Goodwill and intangible asset impairment charge tax impact	1.3	—	—
Customer bankruptcy tax impact	—	—	3.7
Gain on previously held equity interest tax impact	—	—	(31.3)
Advisory costs tax impact	—	3.7	—
Chilean tax rate change	(20.6)	—	—
Tax election benefit	51.6	—	—
Q1 Spanish tax settlement	—	—	(43.8)
Q2 Spanish tax ruling	—	—	58.3
Income Tax Provision—Non-GAAP Measure	$404.7	$385.3	$379.2
Income from continuing operations before taxes—GAAP	$1,354.5	$1,350.4	$1,312.5
Business restructuring and cost reduction actions	12.7	231.6	327.4
Pension settlement loss	5.5	—	—
Goodwill and intangible asset impairment charge	310.1	—	—
Customer bankruptcy	—	—	9.8
Gain on previously held equity interest	—	—	(85.9)
Advisory costs	—	10.1	—
Income from Continuing Operations Before Taxes—Non-GAAP Measure	$1,682.8	$1,592.1	$1,563.8
Effective Tax Rate—Non-GAAP Measure	24.0%	24.2%	24.2%

LIQUIDITY AND CAPITAL RESOURCES

We maintained a strong financial position throughout 2014. We continue to have consistent access to commercial paper markets, and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 30 September 2014, we had $330.3 of foreign cash and cash items compared to a total amount of cash and cash items of $336.6. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

Our cash flows from operating, investing, and financing activities of continuing operations, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	2014	2013	2012
Cash provided by (used for)
Operating activities	$2,186.4	$1,553.1	$1,765.1
Investing activities	(1,638.0)	(1,697.0)	(2,435.2)
Financing activities	(504.3)	115.4	(78.4)

Operating Activities

For the year ended 2014, cash provided by operating activities was $2,186.4. Income from continuing operations of $987.1 reflected the goodwill and intangible asset impairment charge of $310.1. Income from continuing operations is adjusted for other noncash items that include depreciation and amortization, undistributed earnings of equity affiliates, share-based compensation expense, and noncurrent capital lease receivables. Other adjustments included a source of cash of $143.2 for pension and other postretirement expense, partially offset by a use of cash of $78.2 for pension contributions. The working capital accounts were a use of cash of $246.5. Inventory was a use of cash of $23.5 primarily due to the timing of helium purchases from the U.S. Bureau of Land Management. The reduction of payables and accrued liabilities of $234.8 includes $148.5 for payments associated with projects accounted for as capital leases and $52.5 of payments related to the 2013 business restructuring and cost reduction plan.

For the year ended 2013, cash provided by operating activities was $1,553.1. Income from continuing operations of $1,004.2 reflected the write-down of long-lived assets associated with business restructuring of $100.4. The other adjustments included a use of cash of $300.8 for pension contributions, partially offset by $178.2 of pension and other postretirement expense. The working capital accounts were a use of cash of $207.8. The reduction of accrued liabilities of $130.3 includes $185.8 for payments made in relation to the 2012 business restructuring and cost reduction plans, including the settlement of a long-term take-or-pay silane contract. These payments were partially offset by a $69.7 net increase to accrued liabilities for the 2013 business restructuring and cost reduction plan.

For the year ended 2012, cash provided by operating activities was $1,765.1. Income from continuing operations of $999.2 reflected the noncash gain on the previously held equity interest in DA NanoMaterials of $85.9, the write-down of long-lived assets associated with restructuring and a customer bankruptcy of $80.2, and a noncash tax benefit of $58.3 recognized as a result of the second quarter Spanish tax ruling. The working capital accounts were a source of cash of $100.1. The provision for the business restructuring and cost reduction plans resulted in an increase to accrued liabilities of $223.9, partially offset by a use of cash of $32.9 for payments made in relation to these plans.

Investing Activities

For the year ended 30 September 2014, cash used for investing activities was $1,638.0, primarily capital expenditures for plant and equipment. For the year ended 30 September 2013, cash used for investing activities was $1,697.0, primarily capital expenditures for plant and equipment and acquisitions. For the year ended 30 September 2012, cash used for investing activities was $2,435.2, primarily capital expenditures for plant and equipment, acquisitions, and investments in unconsolidated affiliates. Refer to the Capital Expenditures section below for additional detail.

Capital Expenditures

Capital expenditures are detailed in the following table:

	2014	2013	2012
Additions to plant and equipment	$1,684.2	$1,524.2	$1,521.0
Acquisitions, less cash acquired	—	224.9	863.4
Investments in and advances to unconsolidated affiliates	(2.0)	(1.3)	175.4
Capital Expenditures on a GAAP Basis	$1,682.2	$1,747.8	$2,559.8
Capital lease expenditures (A)	202.4	234.9	212.2
Purchase of noncontrolling interests in a subsidiary (A)	.5	14.0	6.3
Capital Expenditures on a Non-GAAP Basis	$1,885.1	$1,996.7	$2,778.3

(A)

We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases and purchases of noncontrolling interests. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities, if the arrangement qualifies as a capital lease. Additionally, the payment for subsidiary shares from noncontrolling interests in a subsidiary is accounted for as an equity transaction and will be reflected as a financing activity in the statement of cash flows. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure that our management uses internally to evaluate and manage our expenditures.

Capital expenditures on a GAAP basis in 2014 totaled $1,682.2, compared to $1,747.8 in 2013. The decrease of $65.6 was primarily due to the acquisitions in 2013. Additions to plant and equipment are largely in support of the Merchant Gases and Tonnage Gases businesses. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements. Spending in 2014 and 2013 included plant and equipment constructed to provide oxygen for coal gasification in China, hydrogen to the global market, and renewable energy in the U.K.

In 2013, we completed three acquisitions with an aggregate cash use, net of cash acquired, of $224.9. In the fourth quarter, we acquired an air separation unit and integrated gases liquefier in Guiyang, China. During the third quarter, we acquired EPCO, the largest independent U.S. producer of liquid carbon dioxide (CO2), and WCG.

In 2012, we acquired a controlling stake in Indura S.A. for $690 and E.I. DuPont de Nemours and Co., Inc.’s 50% interest in our joint venture, DA NanoMaterials for $147. We also purchased a 25% equity interest in Abdullah Hashim Industrial Gases & Equipment Co. Ltd. (AHG), an unconsolidated affiliate, for $155.

Refer to Note 5, Business Combinations, and Note 7, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements for additional details regarding the acquisitions and the investments.

Capital expenditures on a non-GAAP basis in 2014 totaled $1,885.1 compared to $1,996.7 in 2013. Capital lease expenditures of $202.4 decreased by $32.5, reflecting lower project spending.

2015 Outlook

Excluding acquisitions, capital expenditures for new plant and equipment in 2015 on a GAAP basis are expected to be between $1,650 and $1,800, and on a non-GAAP basis are expected to be between $1,700 and $1,900. The non-GAAP capital expenditures include spending associated with facilities accounted for as capital leases, which are expected to be between $50 and $100. A majority of the total capital expenditures is expected to be for new plants. It is anticipated that capital expenditures will be funded principally with cash from continuing operations. In addition, we intend to continue to evaluate acquisition opportunities and investments in equity affiliates.

Financing Activities

For the year ended 2014, cash used by financing activities was $504.3 primarily attributable to cash used to pay dividends of $627.7, which was partially offset by proceeds from stock option exercises of $141.6. Our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash (issuance) of $1.1 and included $148.7 of net commercial paper and other short-term debt issuances, debt proceeds from the issuance of a

$400 senior fixed-rate 3.35% note on 31 July 2014 and $61.0 of other, primarily international, debt issuances and debt repayments of a 3.75% Eurobond of €300 million ($401.0) in November 2013 and $207.6 of other, primarily international, debt.

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

Discontinued Operations

For the year ended 2014, cash used by discontinued operations was $146.6 and primarily included a payment made to The Linde Group for contingent proceeds we were obligated to return from the sale of our Homecare business. For the year ended 2013, cash provided by discontinued operations was $13.1. For the year ended 2012, the sale of our European Homecare business to The Linde Group generated proceeds of $776.6 and included the contingent proceeds that we returned in 2014. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.

Financing and Capital Structure

Capital needs in 2014 were satisfied primarily with cash from operations. At the end of 2014, total debt outstanding was $6,118.5 compared to $6,273.6 at the end of 2013, and cash and cash items were $336.6 compared to $450.4 at the end of 2013. Total debt at 30 September 2014 and 2013, expressed as a percentage of total capitalization (total debt plus total equity plus redeemable noncontrolling interest), was 43.9% and 45.3%, respectively.

Proceeds from long-term debt were $461.0. This included the issuance of a $400.0 senior fixed-rate 3.35% note on 31 July 2014 that matures on 31 July 2024, which was issued for general corporate purposes. Refer to Note 14, Debt, to the consolidated financial statements for additional information.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement maturing 30 April 2018 with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. Effective 30 June 2014, the 2013 Credit Agreement was amended to increase the facility to $2,595.0. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. This credit facility includes a financial covenant for a maximum ratio of total debt to total capitalization (total debt plus total equity plus redeemable noncontrolling interest) no greater than 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 30 September 2014.

Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($160.9) that was to mature in June 2015. On 20 March 2014, we repaid the outstanding balance of RMB250.0 million ($40.2) and terminated the credit facility. Additional commitments totaling $189.7 are maintained by our foreign subsidiaries, of which $180.6 was borrowed and outstanding at 30 September 2014.

As of 30 September 2014, we are in compliance with all of the financial and other covenants under our debt agreements.

As of 30 September 2014, we classified our 3.875% Eurobond of €300 million ($378.9) maturing in March 2015 as long-term debt because we have the ability to refinance the debt under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During fiscal year 2013, 5.7 million of our outstanding shares were purchased at a cost of $461.6. We did not purchase any of our outstanding shares during fiscal year 2014. At 30 September 2014, $485.3 in share repurchase authorization remains.

2015 Outlook

Cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future. We project a modest need to access the long-term debt markets in 2015, primarily to refinance maturing long-term debt. We expect that we will continue to be in compliance with all of our financial covenants. Also, we anticipate that we will continue to be able to access the commercial paper and other short-term debt markets.

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

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes our obligations as of 30 September 2014:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations
Debt maturities	$4,890	$444	$411	$425	$449	$423	$2,738
Contractual interest	689	124	114	94	78	77	202
Capital leases	4	1	1	1	—	—	1
Operating leases	315	70	48	34	27	19	117
Pension obligations	624	130	90	100	100	100	104
Unconditional purchase obligations	1,548	929	154	81	65	63	256
Total Contractual Obligations	$8,070	$1,698	$818	$735	$719	$682	$3,418

Long-Term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 14, Debt, to the consolidated financial statements for additional information on long-term debt.

Contractual interest is the interest we are contracted to pay on the long-term debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current interest rates would slightly decrease contractual interest. We had $1,168 of long-term debt subject to variable interest rates at 30 September 2014, excluding fixed-rate debt that has been swapped to variable-rate debt. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at 30 September 2014. Variable interest rates are primarily determined by interbank offer rates and by U.S. short-term tax-exempt interest rates.

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

Unconditional Purchase Obligations

Approximately $650 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information on our unconditional purchase obligations.

The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers. In addition, purchase commitments to spend approximately $700 for additional plant and equipment are included in the unconditional purchase obligations in 2015.

We also purchase materials, energy, capital equipment, supplies, and services as part of the ordinary course of business under arrangements that are not unconditional purchase obligations. The majority of such purchases are for raw materials and energy, which are obtained under requirements-type contracts at market prices.

Income Tax Liabilities

Noncurrent deferred income tax liabilities as of 30 September 2014 were $995.5. Tax liabilities related to unrecognized tax benefits as of 30 September 2014 were $108.7. These tax liabilities were excluded from the Contractual Obligations table, as it is impractical to determine a cash impact by year given that payments will vary according to changes in tax laws, tax rates, and our operating results. In addition, there are uncertainties in timing of the effective settlement of our uncertain tax positions with respective taxing authorities. Refer to Note 22, Income Taxes, to the consolidated financial statements for additional information.

Put Options

We have an outstanding put option agreement with the largest minority shareholder of our Indura S.A. subsidiary. The put option gives the shareholder the ability to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015 based on pricing terms in the agreement. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information. We anticipate that this option will be exercised sometime during the two-year period; however given the uncertainty in timing of exercise; we have excluded the payment from the Contractual Obligations table. As of 30 September 2014, the value of the redeemable noncontrolling interest is $287.2.

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

For 2014, the fair market value of pension plan assets for our defined benefit plans as of the measurement date increased to $4,114.6 from $3,800.8 in 2013. The projected benefit obligation for these plans as of the measurement date was $4,738.6 and $4,394.0 in 2014 and 2013, respectively. Refer to Note 15, Retirement Benefits, to the consolidated financial statements for comprehensive and detailed disclosures on our postretirement benefits.

Pension Expense

	2014	2013	2012
Pension expense	$135.9	$169.7	$120.4
Special terminations and settlements (included above)	5.8	19.8	8.2
Weighted average discount rate	4.6%	4.0%	5.0%
Weighted average expected rate of return on plan assets	7.7%	7.7%	8.0%
Weighted average expected rate of compensation increase	3.9%	3.8%	3.9%

2014 vs. 2013

The decrease in pension expense, excluding special items, was primarily attributable to the 60 bp increase in weighted average discount rate, resulting in lower amortization of actuarial losses. The decrease was partially offset by unfavorable impacts associated with changes in mortality assumptions. Special items of $5.8 primarily included $5.5 for pension settlement losses and $.3 for special termination benefits, a portion of which relates to the 2013 business restructuring and cost reduction plan.

2013 vs. 2012

The increase in pension expense, excluding special items, was primarily attributable to the 100 bp decrease in weighted average discount rate, resulting in higher amortization of actuarial losses. The increase was partially offset by a higher than expected return on plan assets and contributions in 2013. Special items of $19.8 primarily included $12.4 for pension settlement losses and $6.9 for special termination benefits relating to the 2013 business restructuring and cost reduction plan.

2015 Outlook

Pension expense is estimated to be approximately $110 to $115, excluding special items, in 2015, a decrease of $15 to $20 from 2014, resulting primarily from favorable asset experience, partially offset by a decrease in discount rates. Pension settlement losses of $25 to $35 are expected, dependent on the timing of retirements. In 2015, we expect pension expense to include approximately $123 for amortization of actuarial losses compared to $114 in 2014. Net actuarial losses of $104 were recognized in 2014, resulting primarily from an approximately 60 bp decrease in the weighted average discount rate, partially offset by actual asset returns above expected returns. Actuarial gains/losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets, different from expected returns, would impact the actuarial gains/losses and resulting amortization in years beyond 2015.

Pension Funding

Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.

In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During 2014 and 2013, our cash contributions to funded plans and benefit payments for unfunded plans were $78.2 and $300.8, respectively. Contributions for 2013 included voluntary contributions for U.S. plans of $220.0.

For 2015, cash contributions to defined benefit plans are estimated to be $130 to $150. The increase from prior year is driven primarily by benefit payments for unfunded plans, which are dependent upon the timing of retirements and actions to reorganize the business. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. Refer to the Contractual Obligations discussion on page 36 for a projection of future contributions.

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

The amounts charged to income from continuing operations related to environmental matters totaled $35.1, $37.1, and $44.7 in 2014, 2013, and 2012, respectively. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal Company standards. Future costs are not expected to be materially different from these amounts. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for additional information.

Although precise amounts are difficult to determine, we estimate that we spent $5 and $4 in 2014 and 2013, respectively, on capital projects to control pollution. Capital expenditures to control pollution in future years are estimated to be approximately $5 in both 2015 and 2016.

We accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $86 to a reasonably possible upper exposure of $99 as of 30 September 2014. The consolidated balance sheets at 30 September 2014 and 2013 included an accrual of $86.2 and $86.7, respectively. The accrual for the environmental obligations relating to the Pace, Florida; Piedmont, South Carolina; Paulsboro, New Jersey; and Pasadena, Texas, locations is included in these amounts. Refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for further details on these facilities.

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

Depreciable Lives of Plant and Equipment

Net plant and equipment at 30 September 2014 totaled $9,532.1, and depreciation expense totaled $914.8 during 2014. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.

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

We have numerous long-term customer supply contracts, particularly in the gases on-site business within the Tonnage Gases segment. These contracts principally have initial contract terms of 15 to 20 years. There are also long-term customer supply contracts associated with the tonnage gases business within the Electronics and Performance Materials segment. These contracts principally have initial terms of 10 to 15 years. Additionally, we have several customer supply contracts within the Equipment and Energy segment with contract terms that are primarily five to 10 years. The depreciable lives of assets within this segment can be extended to 20 years for certain redeployable assets. Depreciable lives of the production assets related to long-term contracts are matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the remaining net book value of the production assets is adjusted to match the new contract term, as long as it does not exceed the physical life of the asset.

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

A change in the depreciable life by one year for production facilities within the Merchant Gases and Electronics and Performance Materials segments for which there is not an associated long-term customer supply agreement would impact annual depreciation expense as summarized below:

	Decrease Life By 1 Year	Increase Life By 1 Year
Merchant Gases	$32	$(24)
Electronics and Performance Materials	$12	$(11)

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

We tested the recoverability of Latin America long-lived assets and concluded that they were recoverable from expected future undiscounted cash flows.

Goodwill

The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of identifiable net assets of an acquired entity. Goodwill was $1,237.3 as of 30 September 2014. Disclosures related to goodwill are included in Note 9, Goodwill, to the consolidated financial statements.

We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The tests are done at the reporting unit level, which is defined as one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. As of 30 September 2014, we had four business segments and thirteen reporting units. Reporting units are primarily based on products and geographic locations within each business segment. The majority of our goodwill is assigned to reporting units within the Merchant Gases and Electronics and Performance Materials segments.

As part of the goodwill impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we choose not to complete a qualitative assessment for a given reporting unit, or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required. We chose to bypass the qualitative assessment and conduct quantitative testing, as further described below.

The first step of the quantitative test requires that we compare the fair value of our reporting units to their carrying value, including assigned goodwill. To determine the fair value of a reporting unit, we initially use an income approach valuation model, representing the present value of estimated future cash flows. Our valuation model uses a discrete growth period and an estimated exit trading multiple. The income approach is an appropriate valuation method due to our capital-intensive nature, the long-term contractual nature of our business, and the relatively consistent cash flows generated by our reporting units. The principal assumptions utilized in our income approach valuation model include revenue growth rates, operating profit margins, discount rate, and exit multiple. Projected revenue growth rates and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based on an estimated market-participant risk-adjusted weighted-average cost of capital, which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions and where appropriate, reflects expected long-term growth rates. If our initial review under the income approach indicates there may be impairment, we incorporate results under the market approach to further evaluate the existence of impairment. When the market approach is utilized, fair value is estimated based on market multiples of revenue and earnings derived from comparable publicly-traded industrial gases companies engaged in the same or similar lines of business as the reporting unit, adjusted to reflect differences in size and growth prospects. When both the income and market approach are utilized, we review relevant facts and circumstances and make a qualitative assessment to determine the proper weighting. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

If the estimated fair value of the reporting unit is less than the carrying value, we perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in an analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

We conducted our annual goodwill impairment testing in the fourth quarter. Other than our Latin America reporting unit within the Merchant Gases segment, we determined that the fair value of each of our reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment. The Latin America reporting unit is composed predominately of our Indura business, with assets and goodwill associated with operations in Chile and other Latin American countries. Recently, economic conditions in Latin America, including the impact of tax legislation in Chile, have been less favorable due to increasing inflation, a decline in Chilean manufacturing growth, and weaker export demand for many commodities. As a result, we lowered growth projections for our Latin America reporting unit and determined that the associated goodwill was impaired. In the fourth quarter, we recorded a noncash impairment charge of $305.2. Refer to Note 9, Goodwill, to the consolidated financial statements for additional information.

Other than Latin America, the excess of fair value over carrying value for our reporting units ranged from approximately 35% to approximately 175%. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of these reporting units. In this scenario, the fair value of our reporting units continued to exceed their carrying value by a range of approximately 20% to 150%.

Due to the reorganization of our business effective as of 1 October 2014, we conducted an additional impairment test on our existing reporting units as of 30 September 2014. The fair value of all of our reporting units except Latin America substantially exceeded their carrying value at 30 September 2014. The fair value of the Latin America reporting unit at 30 September was estimated based on a similar outlook and assumptions as those used for the 1 July 2014 testing, and the fair value of the reporting unit exceeded its carrying value due primarily to depreciation and amortization and the impact of the Chilean tax rate change. As of 30 September 2014, the carrying value of Latin America goodwill was $232.7. If economic conditions in the Latin America operating environment deteriorate further or the business fails to perform as expected, an additional review of goodwill recoverability may be warranted.

Future events that could have a negative impact on the level of excess fair value over carrying value of the reporting units include, but are not limited to: decline in market share, pricing pressures, inability to successfully implement cost improvement measures, increases to our cost of capital, and changes to the structure of our business as a result of future reorganizations or divestitures of assets or businesses. Negative changes in one or more of these factors, among others, could result in additional impairment charges.

We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever there are indicators of potential impairment, such as significant adverse changes in business climate or operating results or changes in management’s business outlook or strategy. We will conduct goodwill impairment testing in the first quarter of 2015 under our new reporting structure.

Intangible Assets

Intangible assets with determinable lives at 30 September 2014 totaled $541.2 and consisted primarily of customer relationships, purchased patents and technology, and land use rights. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See the impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.

Indefinite-lived intangible assets at 30 September 2014 totaled $74.6 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. To determine fair value, we utilize the royalty savings method, a form of the income approach. This method values an intangible asset by estimating the royalties avoided through ownership of the asset.

In the fourth quarter of 2014, we conducted our annual impairment test and determined that our indefinite-lived intangible assets were impaired. Refer to Note 10, Intangible Assets, to the consolidated financial statements for additional information.

Equity Investments

Investments in and advances to equity affiliates totaled $1,257.9 at 30 September 2014. The majority of our investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 7, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At 30 September 2014, accrued income taxes and net deferred tax liabilities amounted to $78.0 and $806.1, respectively. Tax liabilities related to uncertain tax positions as of 30 September 2014 were $108.7, excluding interest and penalties. Income tax expense for the year ended 30 September 2014 was $366.0. Disclosures related to income taxes are included in Note 22, Income Taxes, to the consolidated financial statements.

Management judgment is required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.

Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for these assessments.

Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when we do not expect sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the income tax expense.

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

Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets, and the rate of compensation increase. Note 15, Retirement Benefits, to the consolidated financial statements includes disclosure of these rates on a weighted-average basis for both the domestic and international plans. The actuarial models also use assumptions about demographic factors such as retirement age, mortality, and turnover rates. We believe the actuarial assumptions are reasonable. However, actual results could vary materially from these actuarial assumptions due to economic events and different rates of retirement, mortality, and turnover. Our mortality assumptions are currently aligned with the IRS mortality assumption used to determine funding valuations. In October 2014, the Society of Actuaries published new mortality tables. While the IRS is not expected to adopt the new tables until 2017, we have begun to evaluate the potential impact of these tables on future periods.

One of the assumptions used in the actuarial models is the discount rate. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. The timing and amount of the expected benefit payments are matched against the returns of high-quality corporate bonds over the same time period to determine an overall effective discount rate. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. This rate will change from year-to-year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 bp increase/decrease in the discount rate decreases/increases pension expense by approximately $21 per year.

The expected rate of return on plan assets represents the average rate of return to be earned by plan assets over the period that the benefits included in the benefit obligation are to be paid. The expected return on plan assets assumption is based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. In determining asset class returns, we take into account historical long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase/decrease in the estimated rate of return on plan assets decreases/increases pension expense by approximately $17 per year.

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

The expected rate of compensation increase is another key assumption. We determine this rate based on review of the underlying long-term salary increase trend characteristic of labor markets and historical experience, as well as comparison to peer companies. A 50 bp increase/decrease in the expected rate of compensation increases/decreases pension expense by approximately $5 per year.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about earnings guidance and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this release. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, weakening or reversal of global or regional economic recovery; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the impact of competitive products and pricing; unexpected changes in raw material supply and markets; unanticipated asset impairments or losses; the impact of price fluctuations in natural gas; the ability to recover unanticipated increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory investigations; the impact of management and organizational changes, including pension settlement and other associated costs; the success of cost reduction efforts; the timing, impact, and other uncertainties of future acquisitions or divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; political risks, including the risks of unanticipated government actions that may result in project delays, cancellations or expropriations; the impact of changes in environmental, tax or other legislation and regulations in jurisdictions in which the Company and its affiliates operate; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in Section 1A, Risk Factors. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

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

At 30 September 2014 and 2013, the net financial instrument position was a liability of $5,044.9 and $5,719.5, respectively. The decrease in the net financial instrument position was due primarily to repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013 and a stronger U.S. dollar which reduced the translated value of foreign currency debt.

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

Interest Rate Risk

Our debt portfolio as of 30 September 2014, including the effect of currency swap agreements, primarily comprised debt denominated in U.S. dollars (54%) and Euros (22%). This debt portfolio is composed of 50% fixed-rate debt and 50% variable-rate debt. Changes in interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 September 2014, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $173 and $143 in the net liability position of financial instruments at 30 September 2014 and 2013, respectively. A 100 bp decrease in market interest rates would result in an increase of $188 and $154 in the net liability position of financial instruments at 30 September 2014 and 2013, respectively.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $31 and $29 of interest incurred per year at the end of 30 September 2014 and 2013, respectively. A 100 bp decline in interest rates would lower interest incurred by $31 and $29 per year at 30 September 2014 and 2013, respectively.

Foreign Currency Exchange Rate Risk

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2014 and 2013, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $419 and $295 in the net liability position of financial instruments at 30 September 2014 and 2013, respectively. The change in the sensitivity analysis from September 2013 to September 2014 is driven primarily by an increase in the notional amount of intercompany loan currency hedges.

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Euro and the Euro versus the Pound Sterling. Foreign currency debt, cross currency interest rate swaps, and foreign exchange-forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange-forward contracts and cross currency interest rate swaps are also used to hedge our firm and highly anticipated foreign currency cash flows. Thus, there is either an asset/liability or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

The majority of the Company’s sales are derived from outside of the United States and denominated in foreign currencies. Financial results therefore will be affected by changes in foreign currency rates. The Euro represents the largest exposure in terms of our foreign earnings. We estimate that a 10% reduction in the Euro versus the U.S. dollar would lower our annual operating income by approximately $20.

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

Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2014, the Company’s internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their opinion on the Company’s internal control over financial reporting as of 30 September 2014 as stated in their report which appears herein.

/s/ Seifi Ghasemi	/s/ M. Scott Crocco
Seifi Ghasemi	M. Scott Crocco
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
24 November 2014	24 November 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Air Products and Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and Subsidiaries (the Company) as of 30 September 2014 and 2013, and the related consolidated income statements, consolidated comprehensive income statements, consolidated statements of cash flows, and equity for each of the years in the three-year period ended 30 September 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule referred to in Item 15(a)(2) in this Form 10-K. We have audited the Company’s internal control over financial reporting as of 30 September 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Products and Chemicals, Inc. and Subsidiaries as of 30 September 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended 30 September 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Air Products and Chemicals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of 30 September 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Philadelphia, Pennsylvania

24 November 2014

The Consolidated Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

Year ended 30 September (Millions of dollars, except for share data)	2014	2013	2012
Sales	$10,439.0	$10,180.4	$9,611.7
Cost of sales	7,634.6	7,472.1	7,051.9
Selling and administrative	1,059.3	1,066.3	946.8
Research and development	141.4	133.7	126.4
Business restructuring and cost reduction actions	12.7	231.6	327.4
Pension settlement loss	5.5	12.4	—
Goodwill and intangible asset impairment charge	310.1	—	—
Gain on previously held equity interest	—	—	85.9
Customer bankruptcy	—	—	9.8
Advisory costs	—	10.1	—
Other income (expense), net	52.8	70.2	47.1
Operating Income	1,328.2	1,324.4	1,282.4
Equity affiliates’ income	151.4	167.8	153.8
Interest expense	125.1	141.8	123.7
Income from Continuing Operations before Taxes	1,354.5	1,350.4	1,312.5
Income tax provision	366.0	307.9	287.3
Income from Continuing Operations	988.5	1,042.5	1,025.2
Income (Loss) from Discontinued Operations, net of tax	4.6	(10.0)	168.1
Net Income	993.1	1,032.5	1,193.3
Less: Net Income Attributable to Noncontrolling Interests	1.4	38.3	26.0
Net Income Attributable to Air Products	$991.7	$994.2	$1,167.3
Net Income Attributable to Air Products
Income from continuing operations	$987.1	$1,004.2	$999.2
Income (loss) from discontinued operations	4.6	(10.0)	168.1
Net Income Attributable to Air Products	$991.7	$994.2	$1,167.3
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$4.64	$4.79	$4.73
Income (loss) from discontinued operations	.02	(.05)	.80
Net Income Attributable to Air Products	$4.66	$4.74	$5.53
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$4.59	$4.73	$4.66
Income (loss) from discontinued operations	.02	(.05)	.78
Net Income Attributable to Air Products	$4.61	$4.68	$5.44
Weighted Average of Common Shares Outstanding (in millions)	212.7	209.7	211.2
Weighted Average of Common Shares Outstanding Assuming Dilution (in millions)	215.2	212.3	214.7

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Year ended 30 September (Millions of dollars)	2014	2013	2012
Net Income	$993.1	$1,032.5	$1,193.3
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $36.5, ($44.8), and $8.9	(213.1)	(25.0)	84.6
Net gain (loss) on derivatives, net of tax of ($13.6), $14.5, and ($9.8)	(15.2)	35.0	(21.8)
Pension and postretirement benefits, net of tax of ($28.0), $154.8, and ($124.6)	(74.2)	231.9	(246.0)
Reclassification adjustments:
Currency translation adjustment	—	.6	13.3
Derivatives, net of tax of ($1.9), ($5.5), and $5.0	(9.1)	(20.2)	12.4
Pension and postretirement benefits, net of tax of $40.0, $55.9, and $36.5	84.7	104.9	67.0
Total Other Comprehensive Income (Loss)	(226.9)	327.2	(90.5)
Comprehensive Income	766.2	1,359.7	1,102.8
Net Income Attributable to Noncontrolling Interests	1.4	38.3	26.0
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(5.6)	(1.0)	4.9
Comprehensive Income Attributable to Air Products	$770.4	$1,322.4	$1,071.9

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

30 September (Millions of dollars, except for share data)	2014	2013
Assets
Current Assets
Cash and cash items	$336.6	$450.4
Trade receivables, net	1,486.0	1,544.3
Inventories	706.0	706.1
Contracts in progress, less progress billings	155.4	182.3
Prepaid expenses	87.8	121.1
Other receivables and current assets	523.0	432.4
Current assets of discontinued operations	—	2.5
Total Current Assets	3,294.8	3,439.1
Investment in net assets of and advances to equity affiliates	1,257.9	1,195.5
Plant and equipment, net	9,532.1	8,974.0
Goodwill, net	1,237.3	1,653.8
Intangible assets, net	615.8	717.3
Noncurrent capital lease receivables	1,414.9	1,476.9
Other noncurrent assets	426.3	393.5
Total Noncurrent Assets	14,484.3	14,411.0
Total Assets	$17,779.1	$17,850.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,591.0	$1,944.9
Accrued income taxes	78.0	63.0
Short-term borrowings	1,228.7	709.9
Current portion of long-term debt	65.3	507.4
Current liabilities of discontinued operations	—	2.4
Total Current Liabilities	2,963.0	3,227.6
Long-term debt	4,824.5	5,056.3
Other noncurrent liabilities	1,187.5	1,164.3
Deferred income taxes	995.5	827.2
Total Noncurrent Liabilities	7,007.5	7,047.8
Total Liabilities	9,970.5	10,275.4
Commitments and Contingencies—See Note 16
Redeemable Noncontrolling Interest	287.2	375.8
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2014 and 2013–249,455,584 shares)	249.4	249.4
Capital in excess of par value	842.0	799.2
Retained earnings	9,993.2	9,646.4
Accumulated other comprehensive loss	(1,241.9)	(1,020.6)
Treasury stock, at cost (2014–35,917,440 shares; 2013–38,276,327 shares)	(2,476.9)	(2,632.3)
Total Air Products Shareholders’ Equity	7,365.8	7,042.1
Noncontrolling Interests	155.6	156.8
Total Equity	7,521.4	7,198.9
Total Liabilities and Equity	$17,779.1	$17,850.1

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended 30 September (Millions of dollars)	2014	2013	2012
Operating Activities
Net Income	$993.1	$1,032.5	$1,193.3
Less: Net income attributable to noncontrolling interests	1.4	38.3	26.0
Net income attributable to Air Products	991.7	994.2	1,167.3
(Income) Loss from discontinued operations	(4.6)	10.0	(168.1)
Income from continuing operations attributable to Air Products	987.1	1,004.2	999.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	956.9	907.0	840.8
Deferred income taxes	125.5	12.8	65.2
Benefit from Spanish tax ruling	—	—	(58.3)
Gain on previously held equity interest	—	—	(85.9)
Undistributed earnings of unconsolidated affiliates	(76.0)	(59.2)	(53.6)
Loss (Gain) on sale of assets and investments	4.3	(20.0)	(8.4)
Share-based compensation	44.0	43.5	43.8
Noncurrent capital lease receivables	20.0	(151.4)	(282.5)
Goodwill and intangible asset impairment charge	310.1	—	—
Write-down of long-lived assets associated with restructuring / customer bankruptcy	—	100.4	80.2
Other adjustments	61.0	(76.4)	124.5
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(2.7)	4.8	(55.1)
Inventories	(23.5)	75.0	1.3
Contracts in progress, less progress billings	(5.4)	(16.2)	(42.9)
Other receivables	(33.0)	(77.0)	(18.3)
Payables and accrued liabilities	(234.8)	(130.3)	249.7
Other working capital	52.9	(64.1)	(34.6)
Cash Provided by Operating Activities	2,186.4	1,553.1	1,765.1
Investing Activities
Additions to plant and equipment	(1,684.2)	(1,524.2)	(1,521.0)
Acquisitions, less cash acquired	—	(224.9)	(863.4)
Investment in and advances to unconsolidated affiliates	2.0	1.3	(175.4)
Proceeds from sale of assets and investments	45.6	52.8	52.5
Change in restricted cash	—	—	76.1
Other investing activities	(1.4)	(2.0)	(4.0)
Cash Used for Investing Activities	(1,638.0)	(1,697.0)	(2,435.2)
Financing Activities
Long-term debt proceeds	461.0	927.2	900.4
Payments on long-term debt	(608.6)	(437.5)	(490.6)
Net increase in commercial paper and short-term borrowings	148.7	437.7	9.8
Dividends paid to shareholders	(627.7)	(565.6)	(514.9)
Purchase of treasury shares	—	(461.6)	(53.1)
Proceeds from stock option exercises	141.6	226.4	124.3
Excess tax benefit from share-based compensation	28.3	37.9	31.0
Payment for subsidiary shares from noncontrolling interests	(.5)	(14.0)	(58.4)
Other financing activities	(47.1)	(35.1)	(26.9)
Cash (Used for) Provided by Financing Activities	(504.3)	115.4	(78.4)
Discontinued Operations
Cash provided by operating activities	.7	14.3	33.6
Cash provided by (used for) investing activities	9.8	(1.2)	765.4
Cash (used for) financing activities	(157.1)	—	—
Cash (Used for) Provided by Discontinued Operations	(146.6)	13.1	799.0
Effect of Exchange Rate Changes on Cash	(11.3)	11.4	(18.6)
(Decrease) Increase in Cash and Cash Items	(113.8)	(4.0)	31.9
Cash and Cash Items—Beginning of Year	450.4	454.4	422.5
Cash and Cash Items—End of Period	$336.6	$450.4	$454.4

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

Year ended 30 September (Millions of dollars)	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance 30 September 2011	$249.4	$805.6	$8,599.5	$(1,253.4)	$(2,605.3)	$5,795.8	$142.9	$5,938.7
Net Income			1,167.3			1,167.3	28.4	1,195.7
Other comprehensive income (loss)				(95.4)		(95.4)	4.9	(90.5)
Cash dividends ($2.50 per share)			(529.0)			(529.0)		(529.0)
Share-based compensation expense		43.4				43.4		43.4
Purchase of treasury shares					(53.1)	(53.1)		(53.1)
Issuance of treasury shares for stock option and award plans		(74.6)			190.0	115.4		115.4
Tax benefit of stock option and award plans		38.6				38.6		38.6
Indura business combination							14.8	14.8
Dividends to noncontrolling interests							(26.7)	(26.7)
Purchase of noncontrolling interests		(4.4)				(4.4)	(1.9)	(6.3)
Other		1.9	(3.3)			(1.4)	(16.3)	(17.7)
Balance 30 September 2012	$249.4	$810.5	$9,234.5	$(1,348.8)	$(2,468.4)	$6,477.2	$146.1	$6,623.3
Net Income			994.2			994.2	30.2	1,024.4
Other comprehensive income (loss)				328.2		328.2	(1.0)	327.2
Cash dividends ($2.77 per share)			(579.6)			(579.6)		(579.6)
Share-based compensation expense		43.5				43.5		43.5
Purchase of treasury shares					(461.6)	(461.6)		(461.6)
Issuance of treasury shares for stock option and award plans		(87.4)			297.7	210.3		210.3
Tax benefit of stock option and award plans		35.5				35.5		35.5
Dividends to noncontrolling interests							(18.4)	(18.4)
Purchase of noncontrolling interests		(2.9)				(2.9)		(2.9)
Other			(2.7)			(2.7)	(.1)	(2.8)
Balance 30 September 2013	$249.4	$799.2	$9,646.4	$(1,020.6)	$(2,632.3)	$7,042.1	$156.8	$7,198.9
Net Income			991.7			991.7	28.8	1,020.5
Other comprehensive income (loss)				(221.3)		(221.3)	(5.6)	(226.9)
Cash dividends ($3.02 per share)			(641.8)			(641.8)		(641.8)
Share-based compensation expense		44.0				44.0		44.0
Issuance of treasury shares for stock option and award plans		(30.0)			155.4	125.4		125.4
Tax benefit of stock option and award plans		29.3				29.3		29.3
Dividends to noncontrolling interests							(24.4)	(24.4)
Purchase of noncontrolling interests		(.5)				(.5)		(.5)
Other			(3.1)			(3.1)		(3.1)
Balance 30 September 2014	$249.4	$842.0	$9,993.2	$(1,241.9)	$(2,476.9)	$7,365.8	$155.6	$7,521.4

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except for share data)

1.	Major Accounting Policies	54
2.	New Accounting Guidance	60
3.	Discontinued Operations	61
4.	Business Restructuring and Cost Reduction Actions	62
5.	Business Combinations	64
6.	Inventories	65
7.	Summarized Financial Information of Equity Affiliates	65
8.	Plant and Equipment, net	66
9.	Goodwill	66
10.	Intangible Assets	67
11.	Leases	68
12.	Financial Instruments	69
13.	Fair Value Measurements	72
14.	Debt	74
15.	Retirement Benefits	76
16.	Commitments and Contingencies	83
17.	Capital Stock	86
18.	Share-Based Compensation	87
19.	Accumulated Other Comprehensive Loss	89
20.	Noncontrolling Interests	90
21.	Earnings per Share	91
22.	Income Taxes	91
23.	Supplemental Information	95
24.	Summary by Quarter (Unaudited)	96
25.	Business Segment and Geographic Information	98

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

We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity (VIE). An entity that has both the power to direct the activities that most significantly impact the economic performance of a VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered the primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

Certain prior year information has been reclassified to conform to the 2014 presentation.

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

Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases. In cases where operating lease treatment is necessary, there is no difference in revenue recognition over the life of the contract as compared to accounting for the contract as product sales. In cases where capital lease treatment is necessary, the timing of revenue and expense recognition is impacted. Revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as capital leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract. Allowances for credit losses associated with capital lease receivables are recorded using the specific identification method. As of 30 September 2014, the credit quality of capital lease receivables did not require a material allowance for credit losses.

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

Depreciation

Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in Note 8, Plant and Equipment, net.

Selling and Administrative

The principal components of selling and administrative expenses are salaries, advertising, and promotional costs.

Postemployment Benefits

When termination benefits provided to employees as part of a cost reduction plan, such as that discussed in Note 4, Business Restructuring and Cost Reduction Actions, meet the definition of an ongoing benefit arrangement, a liability is recognized for termination benefits when probable and estimable. These criteria are met when management, with the appropriate level of authority, approves and commits to its plan of action for termination; the plan identifies the employees to be terminated and their related benefits; and the plan is to be completed within one year. During periods of operations where terminations are made on an as-needed basis, absent a detailed committed plan, terminations are accounted for on an individual basis and a liability is recognized when probable and estimable. We have severance policies and plans for eligible employees.

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

Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The types of derivative financial instruments permitted for such risk management programs are specified in policies set by management. Refer to Note 12, Financial Instruments, for further detail on the types and use of derivative instruments into which we enter.

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

We recognize derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (2) a hedge of a net investment in a foreign operation (net investment hedge), or (3) a hedge of the fair value of a recognized asset or liability (fair value hedge).

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

Environmental Expenditures

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve the Company’s property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $35.1 in fiscal 2014, $37.1 in 2013, and $44.7 in 2012.

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

Trade Receivables, net

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowance also includes amounts for certain customers where a risk of default has been specifically identified, considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowance for doubtful accounts were $60.1 and $101.7 as of fiscal year end 30 September 2014 and 2013, respectively. Provisions to the allowance for doubtful accounts charged against income were $16.4, $27.6 and $36.8 in 2014, 2013, and 2012, respectively.

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

At the business segment level, inventories are recorded at FIFO and the LIFO pool adjustments are not allocated to the business segments. Refer to Note 6, Inventories, for further detail.

Equity Investments

The equity method of accounting is used when we exercise significant influence but do not have operating control, generally assumed to be 20%—50% ownership. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Refer to Note 7, Summarized Financial Information of Equity Affiliates, for further detail.

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

Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income. Refer to Note 8, Plant and Equipment, net, for further detail.

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

Capitalized Interest

As we build new plant and equipment, we include in the cost of these assets a portion of the interest payments we make during the year. The amount of capitalized interest was $33.0, $25.8, and $30.2 in 2014, 2013, and 2012, respectively.

Impairment of Long-Lived Assets

Long-lived assets are grouped for impairment testing at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value less cost to sell.

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

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured using discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with Tonnage Gases on-site long-term supply contracts, under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. Our asset retirement obligations totaled $94.0 and $89.8 at 30 September 2014 and 2013, respectively.

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

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Refer to Note 9, Goodwill, for further detail.

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

Customer relationships are generally amortized over periods of five to twenty-five years. Purchased patents and technology and other are generally amortized over periods of five to twenty years. Land use rights, which are included in other intangibles, are generally amortized over a period of fifty years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. Refer to Note 10, Intangible Assets, for further detail.

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

2.  NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented in 2014

AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

In February 2013, the Financial Accounting Standards Board (FASB) issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. This disclosure guidance was effective for us beginning in the first quarter of fiscal year 2014 and did not have a material impact on our consolidated financial statements. Refer to Note 19, Accumulated Other Comprehensive Loss, for the required disclosures.

CUMULATIVE TRANSLATION ADJUSTMENT

In March 2013, the FASB issued an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages. We adopted this guidance at the beginning of fiscal year 2014. This guidance did not have an impact on our consolidated financial statements.

New Accounting Guidance to Be Implemented

UNRECOGNIZED TAX BENEFITS

In July 2013, the FASB issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance will be applied prospectively and is effective for us beginning in the first quarter of fiscal year 2015, with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

REVENUE RECOGNITION

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. This guidance is effective for us beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the adoption alternatives and impact that this update will have on our consolidated financial statements.

SHARE-BASED COMPENSATION

In June 2014, the FASB issued guidance clarifying that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value, of the award. This guidance is effective for us beginning in fiscal year 2017, with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

GOING CONCERN

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the issuance of the financial statements. If substantial doubt exists, additional disclosures would be required. This guidance will be effective beginning in the fourth quarter of fiscal year 2017, with early adoption permitted. This guidance will not have a significant impact on our consolidated financial statements.

3.  DISCONTINUED OPERATIONS

During the second quarter of 2012, the Board of Directors authorized the sale of our Homecare business, which had previously been reported as part of the Merchant Gases operating segment. This business has been accounted for as a discontinued operation.

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). The sale proceeds included €110 million ($144) that was contingent on the outcome of certain retender arrangements. These proceeds were reflected in payables and accrued liabilities on our consolidated balance sheet as of 30 September 2013. Based on the outcome of the retenders, we were contractually required to return proceeds to The Linde Group. In the fourth quarter of 2014, we made a payment to settle this liability and recognized a gain of $1.5.

During the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business, which was primarily in the United Kingdom and Ireland, to its estimated net realizable value. In the fourth quarter of 2013, an additional charge of $18.7 ($13.6 after-tax, or $.06 per share) was recorded to update our estimate of the net realizable value. In the first quarter of 2014, we sold the remaining portion of the Homecare business for £6.1 million ($9.8) and recorded a gain on sale of $2.4. We entered into an operations guarantee related to the obligations under certain homecare contracts assigned in connection with the transaction. Refer to Note 16, Commitments and Contingencies, for additional information.

The results of discontinued operations are summarized below:

	2014	2013	2012
Sales	$8.5	$52.3	$258.0

Income before taxes	$.7	$3.8	$68.1
Income tax provision	—	.2	20.8
Income from operations of discontinued operations	.7	3.6	47.3
Gain (Loss) on sale of business and impairment/write-down, net of tax	3.9	(13.6)	120.8
Income (Loss) from Discontinued Operations, net of tax	$4.6	$(10.0)	$168.1

The assets and liabilities classified as discontinued operations for the Homecare business at 30 September 2013 consisted of $2.5 in trade receivables, net, and $2.4 in payables and accrued liabilities. As of 30 September 2014, no assets or liabilities were classified as discontinued operations.

4.  BUSINESS RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income and are reflected on the consolidated income statements as “Business Restructuring and Cost Reduction Actions.”

2014 Charge

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses in new reporting segments and organizational changes, effective as of 1 October 2014. Refer to Note 25, Business Segment and Geographic Information, for additional details. As a result of this initiative, we will incur ongoing severance and other charges. During the fourth quarter of 2014, an expense of $12.7 ($8.2 after-tax, or $.04 per share) was incurred relating to the elimination of approximately 50 positions.

The 2014 charge related to the businesses at the segment level as follows: $4.4 in Merchant Gases, $4.1 in Tonnage Gases, $2.4 in Electronics and Performance Materials, and $1.8 in Equipment and Energy.

2013 Plan

During the fourth quarter of 2013, we recorded an expense of $231.6 ($157.9 after-tax, or $.74 per share) reflecting actions to better align our cost structure with current market conditions. The asset and contract actions primarily impacted the Electronics business due to continued weakness in the photovoltaic (PV) and light-emitting diode (LED) markets. The severance and other contractual benefits primarily impacted our Merchant Gases business and corporate functions in response to weaker than expected business conditions in Europe and Asia, reorganization of our operations and functional areas, and previously announced senior executive changes. The remaining planned actions associated with severance were completed in the first quarter of 2015.

The 2013 charges relate to the businesses at the segment level as follows: $61.0 in Merchant Gases, $28.6 in Tonnage Gases, $141.0 in Electronics and Performance Materials, and $1.0 in Equipment and Energy.

The following table summarizes the carrying amount of the accrual for the 2013 plan at 30 September 2014:

	Severance and Other Benefits	Asset Actions	Contract Actions/Other	Total
2013 Charge	$71.9	$100.4	$59.3	$231.6
Amount reflected in pension liability	(6.9)	—	—	(6.9)
Noncash expenses	—	(100.4)	—	(100.4)
Cash expenditures	(3.0)	—	(58.5)	(61.5)
Currency translation adjustment	.4	—	—	.4
30 September 2013	$62.4	$—	$.8	$63.2
Cash expenditures	(51.7)	—	(.8)	(52.5)
Currency translation adjustment	(.6)	—	—	(.6)
30 September 2014	$10.1	$—	$—	$10.1

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

During the fourth quarter of 2012, we took actions to exit the PUI business to improve costs, resulting in a net expense of $54.6 ($34.8 after-tax, or $.16 per share). We sold certain assets and the rights to a supply contract for $32.7 in cash at closing. In connection with these actions, we recognized an expense of $26.6, for the net book value of assets sold and those committed to be disposed of other than by sale. The remaining charge was primarily related to contract terminations and an environmental liability. Dismantlement of our PUI production facility in Pasadena, Texas, was completed in fiscal year 2014. The costs to dismantle were expensed as incurred and reflected in continuing operations in the Tonnage Gases business segment.

During the fourth quarter of 2012, we completed an assessment of our position in the PV market, resulting in $186.0 of expense ($127.0 after-tax, or $.59 per share) primarily related to the Electronics and Performance Materials segment. Included in the charge was an accrual of $93.5 for an offer that we made to terminate a long-term take-or-pay contract to purchase silane. A final settlement was reached with the supplier in the fourth quarter of 2013.

The following table summarizes the carrying amount of the accrual for the 2012 plans at 30 September 2014:

	Severance and Other Benefits	Asset Actions	Contract Actions	Other Costs	Total
Second quarter charge- Cost reduction plan	$80.8	$6.0	$—	$—	$86.8
Fourth quarter charge- PUI business actions (A)	2.7	26.6	6.5	18.8	54.6
Fourth quarter charge- PV market actions (B)	—	34.7	93.5	57.8	186.0
2012 Charge	$83.5	$67.3	$100.0	$76.6	$327.4
Amount reflected in environmental liability (C)	—	—	—	(9.0)	(9.0)
Amount reflected in pension liability	(7.5)	—	—	—	(7.5)
Noncash expenses	(.4)	(67.3)	—	(19.3)	(87.0)
Cash expenditures	(32.8)	—	—	(.1)	(32.9)
Currency translation adjustment	(1.6)	—	—	—	(1.6)
30 September 2012	$41.2	$—	$100.0	$48.2	$189.4
Cash expenditures	(40.4)	—	(98.1)	(47.3)	(185.8)
Currency translation adjustment	.3	—	—	—	.3
30 September 2013	$1.1	$—	$1.9	$.9	$3.9
Cash expenditures	(1.1)	—	(1.9)	(.9)	(3.9)
30 September 2014	$—	$—	$—	$—	$—

(A)	Charge is net of $32.7 in proceeds received in cash at closing for certain PUI assets and the rights to a supply contract.

(B)	Other includes the write-down of inventory to its net realizable value, the write-down of accounts receivable, and expected losses on purchase commitments.

(C)	Reflected in accrual for environmental obligations. See Note 16, Commitments and Contingencies.

5.  BUSINESS COMBINATIONS

2013 Business Combinations

We completed three acquisitions in 2013. The acquisitions were accounted for as business combinations, and their results of operations were consolidated within their respective segments after the acquisition dates. The aggregate purchase price, net of cash acquired, for these acquisitions was $233.

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

2012 Business Combinations

Indura S.A.

In July 2012, we acquired a 64.8% controlling equity interest in the outstanding shares of Indura S.A. We paid cash consideration in Chilean pesos (CLP) of 345.5 billion ($690) and assumed debt of CLP113.8 billion ($227) for these interests. Prior to the acquisition, Indura S.A. was the largest independent industrial gas company in South America. Indura S.A.’s integrated gas and retail business comprises packaged gases and hard goods, liquid bulk, healthcare, and on-sites.

Under the purchase agreement, the largest minority shareholder has a right to exercise a put option to require Air Products to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015 at a redemption value equal to fair market value (subject to a minimum price based upon the acquisition date value escalated by an inflation factor). Refer to Note 16, Commitments and Contingencies, and Note 20, Noncontrolling Interests, for additional information. As of 30 September 2014, we hold a 67.3% interest in Indura S.A.

The acquisition of Indura S.A. was accounted for as a business combination. Following the acquisition date, 100% of the Indura S.A. results were consolidated in our Merchant Gases business segment. The portion of the business that is not owned by the Company is recorded as noncontrolling interests. Identifiable assets acquired, liabilities assumed, and resulting goodwill were recorded at fair value on the acquisition date. This acquisition resulted in $626.2 of goodwill, none of which was deductible for income tax purposes upon acquisition, and $92.6 of indefinite-lived intangibles for trade names and trademarks.

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

6.  INVENTORIES

The components of inventories are as follows:

30 September	2014	2013
Inventories at FIFO cost
Finished goods	$493.9	$527.3
Work in process	34.1	38.7
Raw materials, supplies and other	283.4	234.9
	811.4	800.9
Less: Excess of FIFO cost over LIFO cost	(105.4)	(94.8)
	$706.0	$706.1

Inventories valued using the LIFO method comprised 38.1% and 36.4% of consolidated inventories before LIFO adjustment at 30 September 2014 and 2013, respectively. Liquidation of LIFO inventory layers in 2014, 2013, and 2012 did not materially affect the results of operations.

FIFO cost approximates replacement cost. Our inventories generally have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7.  SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The summarized financial information below is on a combined 100% basis and has been compiled based on the unaudited financial statements of the companies accounted for by the equity method. The amounts presented include the accounts of the following equity affiliates:

Abdullah Hashim Industrial Gases & Equipment Co., Ltd. (25%);	INOX Air Products Limited (50%);
Air Products South Africa (Proprietary) Limited (50%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Bangkok Cogeneration Company Limited (49%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Bangkok Industrial Gases Co., Ltd. (49%);	SembCorp Air Products (HyCo) Pte. Ltd. (40%);
Chengdu Air & Gas Products Ltd. (50%);	Tecnologia en Nitrogeno S. de R.L. de C.V. (50%);
Daido Air Products Electronics, Inc. (20%);	Tyczka Industrie-Gases GmbH (50%);
Helap S.A. (50%);	WuXi Hi-Tech Gas Co., Ltd. (50%);
High-Tech Gases (Beijing) Co., Ltd. (50%);	and principally, other industrial gas producers.
INFRA Group (40%);

30 September		2014	2013
Current assets		$1,440.0	$1,307.9
Noncurrent assets		2,464.6	2,396.1
Current liabilities		745.2	795.2
Noncurrent liabilities		743.0	648.6

Year Ended 30 September	2014	2013	2012
Net sales	$2,808.7	$2,845.9	$2,675.3
Sales less cost of sales	984.7	1,003.3	937.0
Operating income	542.9	547.3	529.7
Net income	359.5	360.5	347.6

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

Dividends received from equity affiliates were $75.4, $108.6, and $89.0 in 2014, 2013, and 2012, respectively.

The investment in net assets of and advances to equity affiliates as of 30 September 2014 and 2013 included investment in foreign affiliates of $1,254.7 and $1,191.3, respectively.

As of 30 September 2014 and 2013, the amount of investment in companies accounted for by the equity method included goodwill in the amount of $120.2 and $126.4, respectively.

8.  PLANT AND EQUIPMENT, NET

The major classes of plant and equipment are as follows:

30 September	Useful Life in years	2014	2013
Land		$236.6	$240.5
Buildings	30	1,105.0	1,076.3
Production facilities (A)
Merchant Gases	15	4,034.4	4,109.1
Tonnage Gases	15 to 20	6,757.8	6,769.3
Electronics and Performance Materials	10 to 15	2,057.1	2,193.9
Equipment and Energy	5 to 20	94.4	172.4
Total production facilities		12,943.7	13,244.7
Distribution and other machinery and equipment(B)	5 to 25	4,175.3	3,674.4
Construction in progress		1,762.9	1,294.0
Plant and equipment, at cost		20,223.5	19,529.9
Less: accumulated depreciation		10,691.4	10,555.9
Plant and equipment, net		$9,532.1	$8,974.0

(A)	Depreciable lives of production facilities related to long-term customer supply contracts are matched to the contract lives.

(B)

The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; 7.5 years for customer stations; and 5 to 15 years for tractors and trailers.

Depreciation expense was $914.8, $864.7, and $813.7 in 2014, 2013, and 2012, respectively.

9.  GOODWILL

Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Merchant Gases	Tonnage Gases	Electronics and Performance Materials	Total
Goodwill, net at 30 September 2012	$1,138.6	$14.7	$445.1	$1,598.4
Acquisitions and adjustments	73.3	—	2.0	75.3
Currency translation and other	(19.9)	.5	(.5)	(19.9)
Goodwill, net at 30 September 2013	$1,192.0	$15.2	$446.6	$1,653.8
Impairment loss	(305.2)	—	—	(305.2)
Currency translation and other	(105.6)	(1.9)	(3.8)	(111.3)
Goodwill, net at 30 September 2014	$781.2	$13.3	$442.8	$1,237.3

30 September		2014	2013	2012
Goodwill, gross		$1,522.1	$1,653.8	$1,598.4
Accumulated impairment losses (A)		(284.8)	—	—
Goodwill, net		$1,237.3	$1,653.8	$1,598.4

(A)	Amount is attributable to the Merchant Gases segment and includes currency translation of $20.4.

Merchant Gases goodwill decreased during 2014, primarily due to the impairment charge taken during the fourth quarter in the Latin American reporting unit as discussed further below. Merchant Gases goodwill increased during 2013, primarily due to the acquisitions of EPCO and WCG. Refer to Note 5, Business Combinations, for further details on these acquisitions.

We conduct goodwill impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. Our goodwill impairment test involves a two-step process. In the first step, we estimate the fair value of each reporting unit and compare it to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the amount of goodwill impairment loss, if any. In the second step, the reporting unit’s fair value is allocated to the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in an analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as a goodwill impairment charge.

In the fourth quarter of 2014, we determined that the fair value of each reporting unit exceeded its carrying value, with the exception of the Latin America reporting unit within the Merchant Gases segment. The Latin America reporting unit is composed predominately of our Indura business with assets and goodwill associated with operations in Chile and other Latin American countries. Recently, economic conditions in Latin America, including the impact of tax legislation in Chile, have been less favorable due to increasing inflation, a decline in Chilean manufacturing growth, and weaker export demand for many commodities. As a result, we lowered our growth projections for this reporting unit and determined that the associated goodwill was impaired. We recorded a noncash goodwill impairment charge of $305.2 to write down goodwill to its implied fair value as of 1 July 2014. This impairment is reflected on our consolidated income statements within “Goodwill and intangible assets impairment charge.” As of 30 September 2014, accumulated impairment losses were $284.8, due to the currency impact on the loss recorded as of 1 July 2014. For additional information on our acquisition of Indura S.A, refer to Note 5, Business Combinations.

We estimated the fair value of the Latin America reporting unit based on the income and market approaches, which were driven principally by our expectations for the Indura business. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration business and market conditions for the Latin American countries in which we operate. We calculated the discount rate based on a market-participant, risk-adjusted weighted-average cost of capital, which considers industry required rates of return on debt and equity capital for a target industry capital structure adjusted for risks associated with size and geography. For the market approach, fair value was estimated based on market multiples of revenue and earnings derived from publicly-traded industrial gases companies engaged in the same or similar lines of business as that of Latin America. We adjusted the market multiples of the comparable companies to reflect differences in size and growth prospects between Latin America and the comparable companies. We weighted the results of the income and market approaches equally in determining the fair value of Latin America. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

Prior to completing the goodwill impairment test, we tested the recoverability of the Latin America long-lived assets and concluded that they were not impaired.

10.  INTANGIBLE ASSETS

The table below provides details of acquired intangible assets:

	30 September 2014			30 September 2013
	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Customer relationships	$577.8	$(119.0)	$458.8	$629.2	$(97.3)	$531.9
Patents and technology	82.4	(52.2)	30.2	91.3	(52.1)	39.2
Other	84.7	(32.5)	52.2	91.5	(35.9)	55.6
Total finite-lived intangibles	744.9	(203.7)	541.2	812.0	(185.3)	626.7
Trade names and trademarks, indefinite-lived	79.3	(4.7)	74.6	90.6	—	90.6
Total Intangible Assets	$824.2	$(208.4)	$615.8	$902.6	$(185.3)	$717.3

Refer to Note 1, Major Accounting Policies, for amortization periods associated with our intangible assets.

Amortization expense for intangible assets was $42.1, $42.3, and $27.1 in 2014, 2013, and 2012, respectively.

In the fourth quarter of 2014, we conducted our annual impairment test of indefinite-lived intangibles utilizing the royalty savings method, a form of the income approach. We determined that the carrying value of trade names and trademarks were in excess of their fair value, and as a result, we recorded an impairment charge of $4.9, to reduce these assets to their fair value. This impairment is reflected within “Goodwill and intangible impairment asset charge” on our consolidated income statements. These trade names and trademarks are included in our Merchant Gases segment. Refer to Note 5, Business Combinations, for additional information.

Projected annual amortization expense for intangible assets as of 30 September 2014 is as follows:

2015	$38.8
2016	36.2
2017	35.3
2018	33.6
2019	32.1
Thereafter	365.2
Total	$541.2

11.  LEASES

Lessee Accounting

Capital leases, primarily for the right to use machinery and equipment, are included with owned plant and equipment on the consolidated balance sheet in the amount of $17.0 and $19.8 at 30 September 2014 and 2013, respectively. Related amounts of accumulated depreciation are $7.2 and $8.5, respectively.

Operating leases principally relate to real estate and also include aircraft, distribution equipment, and vehicles. Certain leases include escalation clauses, renewal, and/or purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $100.7 in 2014, $98.6 in 2013, and $91.1 in 2012.

At 30 September 2014, minimum payments due under leases are as follows:

	Capital Leases	Operating Leases
2015	$.6	$70.3
2016	.5	47.9
2017	.5	34.2
2018	.3	27.2
2019	.1	19.1
Thereafter	1.7	116.3
Total	$3.7	$315.0

Lessor Accounting

As discussed under Revenue Recognition in Note 1, Major Accounting Policies, certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases. Lease receivables, net, were included principally in noncurrent capital lease receivables on our consolidated balance sheets, with the remaining balance in other receivables and current assets.

The components of lease receivables were as follows:

30 September	2014	2013
Gross minimum lease payments receivable	$2,423.3	$2,253.2
Unearned interest income	(940.6)	(709.1)
Lease Receivables, net	$1,482.7	$1,544.1

Lease payments collected in 2014, 2013, and 2012 were $134.4, $120.0, and $103.0, respectively. These payments reduced the lease receivable balance by $72.7, $61.1, and $51.7 in 2014, 2013, and 2012, respectively.

At 30 September 2014, minimum lease payments expected to be collected are as follows:

2015	$145.6
2016	187.4
2017	186.0
2018	184.7
2019	179.1
Thereafter	1,540.5
Total	$2,423.3

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and British Pound Sterling as well as Euros and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2014 is 3.3 years.

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

The table below summarizes our outstanding currency price risk management instruments:

	2014		2013
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$2,965.5	.7	$2,653.4	.6
Net investment hedges	685.9	2.9	1,231.8	2.4
Not designated	381.5	.1	751.9	.1
Total Forward Exchange Contracts	$4,032.9	1.0	$4,637.1	1.0

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt and related accrued interest included €879.3 million ($1,110.6) and Chinese Renminbi 900.9 million ($146.8) at 30 September 2014 and €908.3 million ($1,228.4) at 30 September 2013. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt and short-term borrowings line items.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 30 September 2014, the outstanding interest rate swaps were denominated in U.S. dollars, Euros, and Chilean Pesos. The maximum remaining term of any interest rate swap designated as a cash flow hedge is .4 years. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts

We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. These contracts effectively convert the currency denomination of a debt instrument into another currency in which we have a net equity position while changing the interest rate characteristics of the instrument. The contracts are used to hedge either certain net investments in foreign operations or nonfunctional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps between U.S. dollars and Chilean Pesos, U.S. dollars and offshore Chinese Renminbi, U.S. dollars and British Pound Sterling, as well as U.S. dollars and Euros.

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 September 2014				30 September 2013
	US$ Notional	Pay %	Average Receive %	Years Average Maturity	US$ Notional	Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.77%	4.3	$300.0	LIBOR	3.61%	5.9
Cross currency interest rate swaps (net investment hedge)	$404.5	3.70%	1.15%	2.7	$310.8	3.87%	.72%	2.4
Interest rate swaps (cash flow hedge)	$431.7	2.36%	.71%	.4	$52.8	6.84%	5.64%	1.4
Cross currency interest rate swaps (cash flow hedge)	$446.3	3.39%	2.86%	4.2	$169.3	3.48%	2.53%	4.8
Cross currency interest rate swaps (not designated)	$15.4	3.62%	.05%	.8	—	—	—	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 September		Balance Sheet Location	30 September
		2014	2013		2014	2013
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$78.9	$52.2	Accrued liabilities	$61.8	$22.5
Interest rate management contracts	Other receivables	21.1	—	Accrued liabilities	18.8	3.5
	Other noncurrent			Other noncurrent
Forward exchange contracts	assets	10.5	28.7	liabilities	3.1	7.7
	Other noncurrent			Other noncurrent
Interest rate management contracts	assets	54.6	35.4	liabilities	.3	6.1
Total Derivatives Designated as Hedging Instruments		$165.1	$116.3		$84.0	$39.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$4.0	$9.6	Accrued liabilities	$1.9	$1.5
Interest rate management contracts	Other receivables	2.6	—	Accrued liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$6.6	$9.6		$1.9	$1.5
Total Derivatives		$171.7	$125.9		$85.9	$41.3

Refer to Note 13, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Year Ended 30 September
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(4.5)	$24.6	$—	$—	$(10.7)	$10.4	$(15.2)	$35.0
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.7	1.0	—	—	—	—	.7	1.0
Net (gain) loss reclassified from OCI to other income, net (effective portion)	1.7	(23.9)	—	—	(9.5)	2.4	(7.8)	(21.5)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(1.4)	(.4)	—	—	.3	.7	(1.1)	.3
Net (gain) loss reclassified from OCI to other income, net (ineffective portion)	(.9)	—	—	—	—	—	(.9)	—
Fair Value Hedges: Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(5.0)	$(19.8)	$(5.0)	$(19.8)
Net Investment Hedges, net of tax: Net gain (loss) recognized in OCI	$17.1	$(15.3)	$51.5	$(37.7)	$17.0	$1.8	$85.6	$(51.2)
Derivatives Not Designated as Hedging Instruments: Net gain (loss) recognized in other income, net (C)	$(7.2)	$5.3	$—	$—	$1.5	$—	$(5.7)	$5.3

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate swaps.

(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.

(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 30 September 2014 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $2.1 as of 30 September 2014 and $10.0 as of 30 September 2013. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $107.8 as of 30 September 2014 and $80.6 as of 30 September 2013. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

30 September	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$93.4	$93.4	$90.5	$90.5
Interest rate management contracts	78.3	78.3	35.4	35.4
Liabilities
Derivatives
Forward exchange contracts	$66.8	$66.8	$31.7	$31.7
Interest rate management contracts	19.1	19.1	9.6	9.6
Long-term debt, including current portion	4,889.8	5,130.7	5,563.7	5,804.1

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	30 September 2014				30 September 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$93.4	$—	$93.4	$—	$90.5	$—	$90.5	$—
Interest rate management contracts	78.3	—	78.3	—	35.4	—	35.4	—
Total Assets at Fair Value	$171.7	$—	$171.7	$—	$125.9	$—	$125.9	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$66.8	$—	$66.8	$—	$31.7	$—	$31.7	$—
Interest rate management contracts	19.1	—	19.1	—	9.6	—	9.6	—
Total Liabilities at Fair Value	$85.9	$—	$85.9	$—	$41.3	$—	$41.3	$—

During the fourth quarter ended 30 September 2014, we recognized a goodwill impairment charge of $305.2 and an intangible asset impairment charge of $4.9. Refer to Note 9, Goodwill, and Note 10, Intangible Assets, for more information related to these charges and the associated fair value measurements, which were classified as Level 3 since unobservable inputs were used in the valuation.

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	30 September 2013				2013 Loss
	Total	Level 1	Level 2	Level 3
Long-lived assets—Cost reduction plan (A)	$10.8	$—	$—	$10.8	$11.9
Long-lived assets—Discontinued operations (B)	—	—	—	—	18.7

(A)

In conjunction with the 2013 business restructuring and cost reduction plan, long-lived assets held for sale were written down to fair value using a market approach based on prices for other market transactions and our assessment of value considering our knowledge of the markets. For additional information, see Note 4, Business Restructuring and Cost Reduction Actions.

(B)

During 2013, an impairment charge was recorded for the remaining assets of the Homecare business to reflect their estimated net realizable value. For additional information, see Note 3, Discontinued Operations. We utilized a market approach to determine the fair value based on our current assessment of the markets for these assets.

14.  DEBT

The tables below summarize our outstanding debt at 30 September 2014 and 2013:

Total Debt

30 September	2014	2013
Short-term borrowings	$1,228.7	$709.9
Current portion of long-term debt	65.3	507.4
Long-term debt	4,824.5	5,056.3
Total Debt	$6,118.5	$6,273.6

Short-term Borrowings

30 September	2014	2013
Bank obligations	$320.7	$218.9
Commercial paper	908.0	491.0
Total Short-term Borrowings	$1,228.7	$709.9

The weighted average interest rate of short-term borrowings outstanding at 30 September 2014 and 2013 was 1.5% and 1.8%, respectively.

Cash paid for interest, net of amounts capitalized, was $132.4 in 2014, $136.1 in 2013, and $127.6 in 2012.

Long-term Debt

30 September	Fiscal Year Maturities	2014	2013
Payable in U.S. Dollars
Debentures
8.75%	2021	$18.4	$18.4
Medium-term Notes (weighted average rate)
Series D 7.3%	2016	32.1	32.1
Series E 7.6%	2026	17.2	17.2
Senior Notes
Note 2.0%	2016	350.0	350.0
Note 1.2%	2018	400.0	400.0
Note 4.375%	2019	400.0	400.0
Note 3.0%	2022	400.0	400.0
Note 2.75%	2023	400.0	400.0
Note 3.35%	2024	400.0	—
Other (weighted average rate)
Variable-rate industrial revenue bonds 0.04%	2021 to 2050	917.1	917.1
Commercial Paper 0.1%	2014	—	400.0
Other 2.5%	2015 to 2020	25.3	46.8
Payable in Other Currencies
Eurobonds 3.75%	2014	—	405.7
Eurobonds 3.875%	2015	378.9	405.7
RMB Syndicated Credit Facility 4.05%	2014	—	40.9
Eurobonds 4.625%	2017	378.9	405.7
Eurobonds 2.0%	2020	378.9	405.7
CLP Series E bonds 6.3%	2030	143.1	163.8
Other 5.6%	2015 to 2022	253.1	358.7
Capital Lease Obligations
United States 5.0%	2018	1.0	1.3
Foreign 9.2%	2017 to 2021	1.5	.3
Less: Unamortized Discount		(5.7)	(5.7)
Total Long-term Debt		4,889.8	5,563.7
Less: Current portion of long-term debt		(65.3)	(507.4)
Long-term Debt		$4,824.5	$5,056.3

Maturities of long-term debt in each of the next five years and beyond are as follows:

2015	$444.2
2016	410.5
2017	424.8
2018	448.5
2019	422.5
Thereafter	2,739.3
Total	$4,889.8

A $400.0 senior fixed-rate 3.35% note was issued on 31 July 2014 that matures on 31 July 2024.

Various debt agreements to which we are a party also include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2014, we are in compliance with all the financial and other covenants under our debt agreements.

On 30 April 2013, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries until maturity on 30 April 2018. The 2013 Credit Agreement provides us with a source of liquidity and supports our commercial paper program. This credit facility includes a financial covenant for a maximum ratio of total debt to total capitalization (total debt plus total equity plus redeemable noncontrolling interest) no greater than 70%. On 30 June 2014, we amended the 2013 Credit Agreement to exercise our option to increase the facility to $2,595.0. All other terms remain unchanged from the original agreement. No borrowings were outstanding under the 2013 Credit Agreement as of 30 September 2014.

As of 30 September 2014, we have classified a 3.875% Eurobond for €300 million ($378.9) maturing in March 2015 as long-term debt because we have the ability to refinance the debt on a long-term basis under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

Effective 11 June 2012, we entered into an offshore Chinese Renminbi (RMB) syndicated credit facility of RMB1,000.0 million ($160.9), that was to mature in June 2015. On 20 March 2014, we repaid the outstanding balance of RMB250.0 million ($40.2) and terminated the credit facility.

Additional commitments totaling $189.7 are maintained by our foreign subsidiaries, of which $180.6 was borrowed and outstanding at 30 September 2014.

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

Defined Benefit Pension Plans

Pension benefits earned are generally based on years of service and compensation during active employment. The cost of our defined benefit pension plans included the following components:

	2014		2013		2012
	U.S.	International	U.S.	International	U.S.	International
Service cost	$42.6	$36.0	$51.8	$31.5	$45.1	$24.1
Interest cost	130.7	67.2	117.1	57.3	124.2	62.3
Expected return on plan assets	(187.8)	(78.1)	(185.4)	(71.2)	(178.2)	(66.7)
Amortization
Net actuarial loss	78.3	36.1	116.0	27.0	78.6	17.4
Prior service cost	2.9	.2	2.9	.2	2.7	.5
Settlement loss	4.8	.7	11.5	.9	—	1.4
Special termination benefits	.2	.1	1.2	6.2	4.6	2.2
Other	—	2.0	—	2.7	—	2.2
Net Periodic Pension Cost	$71.7	$64.2	$115.1	$54.6	$77.0	$43.4

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. We recognized $5.5 and $12.4 of settlement losses in 2014 and 2013, respectively. Special termination benefits for 2014, 2013, and 2012 are primarily related to the cost reduction plans initiated in their respective years.

We calculate net periodic pension cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic pension cost:

	2014		2013		2012
	U.S.	International	U.S.	International	U.S.	International
Discount rate	4.8%	4.3%	3.9%	4.3%	4.9%	5.5%
Expected return on plan assets	8.3%	6.5%	8.3%	6.5%	8.8%	6.6%
Rate of compensation increase	4.0%	3.7%	4.0%	3.4%	4.0%	3.8%

The projected benefit obligation (PBO) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2014		2013
	U.S.	International	U.S.	International
Discount rate	4.3%	3.6%	4.8%	4.3%
Rate of compensation increase	3.5%	3.6%	4.0%	3.7%

The following table reflects the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2014		2013
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$2,809.0	$1,585.0	$3,077.9	$1,408.6
Service cost	42.6	36.0	51.8	31.5
Interest cost	130.7	67.2	117.1	57.3
Amendments	1.0	(.1)	2.6	(4.4)
Actuarial (gain) loss	135.4	130.3	(318.5)	113.5
Settlement (gain) loss	5.9	(1.9)	8.9	(2.8)
Special termination benefits	.2	.1	1.2	6.2
Participant contributions	—	2.4	—	2.3
Benefits paid	(123.1)	(50.1)	(131.4)	(45.2)
Currency translation/other	1.2	(33.2)	(.6)	18.0
Obligation at End of Year	$3,002.9	$1,735.7	$2,809.0	$1,585.0

Change in Plan Assets
Fair value at beginning of year	$2,534.2	$1,266.6	$2,099.8	$1,139.3
Actual return on plan assets	317.6	116.3	313.4	117.5
Company contributions	17.5	60.7	252.4	48.4
Participant contributions	—	2.4	—	2.3
Benefits paid	(123.1)	(50.1)	(131.4)	(45.2)
Settlements	—	(1.9)	—	(2.8)
Currency translation/other	—	(25.6)	—	7.1
Fair Value at End of Year	$2,746.2	$1,368.4	$2,534.2	$1,266.6
Funded Status at End of Year	$(256.7)	$(367.3)	$(274.8)	$(318.4)

Amounts Recognized
Noncurrent assets	$22.7	$.2	$19.4	$1.1
Accrued liabilities	(37.7)	—	(14.7)	—
Noncurrent liabilities	(241.7)	(367.5)	(279.5)	(319.5)
Net Amount Recognized	$(256.7)	$(367.3)	$(274.8)	$(318.4)

The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during 2014 and 2013 consist of the following:

	2014		2013
	U.S.	International	U.S.	International
Net actuarial (gain) loss arising during the period	$11.5	$92.9	$(437.6)	$67.2
Amortization of net actuarial loss	(83.1)	(36.8)	(127.5)	(27.9)
Prior service cost (credit) arising during the period	.9	(.1)	2.6	(4.4)
Amortization of prior service cost	(2.9)	(.2)	(2.9)	(.2)
Total	$(73.6)	$55.8	$(565.4)	$34.7

The net actuarial (gain) loss represents the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statement and are included in accumulated other comprehensive loss. Actuarial losses arising during 2014 are primarily attributable to lower discount rates, partially offset by higher than expected actual returns on plan assets. Actuarial gains and losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension cost over the average remaining service period of participating employees as certain thresholds are met.

The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of:

	2014		2013
	U.S.	International	U.S.	International
Net actuarial loss	$798.2	$597.9	$869.8	$541.8
Prior service cost	11.7	1.1	13.7	1.4
Net transition liability	—	.4	—	.4
Total	$809.9	$599.4	$883.5	$543.6

The amount of accumulated other comprehensive loss at 30 September 2014 that is expected to be recognized as a component of net periodic pension cost during fiscal year 2015, excluding amounts that may be recognized through settlement losses, is as follows:

	U.S.	International
Net actuarial loss	$79.7	$43.2
Prior service cost	2.6	.2

The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $4,360.0 and $3,990.7 at the end of 2014 and 2013, respectively.

The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	30 September 2014		30 September 2013
	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$2,786.6	$1,723.9	$2,607.6	$1,558.7
Fair value of plan assets	2,507.3	1,356.6	2,313.4	1,239.4
Pension Plans with ABO in Excess of Plan Assets:
ABO	$131.4	$1,553.9	$139.3	$1,401.3
Fair value of plan assets	—	1,318.4	—	1,205.8

Included in the tables above are several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans for 2014 were $136.7 and $147.7, respectively.

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

	2014 Target Allocation		2014 Actual Allocation		2013 Actual Allocation
Asset Category	U.S.	International	U.S.	International	U.S.	International
Equity securities	60–80%	55–66%	70%	61%	71%	61%
Debt securities	20–30%	33–44%	25%	37%	23%	36%
Real estate/other	0–10%	0–2%	5%	1%	5%	1%
Cash	—	—	0%	1%	1%	2%
Total			100%	100%	100%	100%

The 8.3% expected return for U.S. plan assets is based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. The estimated long-term return for equity, debt securities, and real estate is 9.2%, 5.6%, and 7.3%, respectively. In determining asset class returns, we take into account historical long-term returns and the value of active management, as well as other economic and market factors.

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

The following table summarizes pension plan assets measured at fair value by asset class (see Note 14, Fair Value Measurements, for definition of the levels):

	30 September 2014				30 September 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$9.9	$9.9	$—	$—	$10.1	$10.1	$—	$—
Equity securities	724.5	724.5	—	—	764.3	764.3	—	—
Equity mutual funds	535.0	535.0	—	—	487.0	487.0	—	—
Equity pooled funds	651.6	—	651.6	—	561.4	—	561.4	—
Fixed income:
Bonds (government and corporate)	636.8	—	636.8	—	12.5	—	12.5	—
Mortgage and asset-backed securities	12.8	—	12.8	—	14.7	—	14.7	—
Mutual funds	25.4	25.4	—	—	24.0	24.0	—	—
Pooled funds	—	—	—	—	527.4	—	527.4	—
Real estate pooled funds	150.2	—	—	150.2	132.8	—	—	132.8
Total U.S. Qualified Pension Plans	$2,746.2	$1,294.8	$1,301.1	$150.2	$2,534.2	$1,285.4	$1,116.0	$132.8
International Pension Plans
Cash and cash equivalents	$11.0	$11.0	$—	$—	$16.9	$16.9	$—	$—
Equity pooled funds	837.2	—	837.2	—	776.0	—	776.0	—
Fixed income pooled funds	440.9	—	440.9	—	385.3	—	385.3	—
Other pooled funds	19.6	—	10.3	9.3	20.1	—	10.7	9.4
Insurance contracts	59.7	—	—	59.7	68.3	—	—	68.3
Total International Pension Plans	$1,368.4	$11.0	$1,288.4	$69.0	$1,266.6	$16.9	$1,172.0	$77.7

The following table summarizes changes in fair value of the pension plan assets classified as Level 3, by asset class:

	Real Estate Pooled Funds	Other Pooled Funds	Insurance Contracts	Total
30 September 2012	$115.0	$8.7	$63.5	$187.2
Actual return on plan assets:
Assets held at end of year	17.8	1.6	5.6	25.0
Assets sold during the period	—	.2	—	.2
Purchases, sales, and settlements, net	—	(1.1)	(.8)	(1.9)
30 September 2013	$132.8	$9.4	$68.3	$210.5
Actual return on plan assets:
Assets held at end of year	17.4	(.9)	—	16.5
Assets sold during the period	—	1.2	—	1.2
Purchases, sales, and settlements, net	—	(.4)	(8.6)	(9.0)
30 September 2014	$150.2	$9.3	$59.7	$219.2

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

Contributions and Projected Benefit Payments

Pension contributions for fiscal year 2014 were $78.2. These contributions resulted from an assessment of long-term funding requirements of the plans and tax planning. We anticipate contributing $130 to $150 to the defined benefit pension plans in 2015. The increase from prior year is driven primarily by benefit payments for unfunded plans, which are dependent upon timing of retirements and actions to reorganize the business.

Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2015	$122.5	$51.8
2016	129.0	54.6
2017	138.6	55.4
2018	145.4	16.5
2019	154.0	16.3
2020–2024	899.2	111.6

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

We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of the Company’s common stock in the ESOP totaled 3,617,114 as of 30 September 2014.

We match a portion of the participants’ contributions to the RSP and other various worldwide defined contribution plans. Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in 2014, 2013, and 2012 were $45.2, $40.6, and $33.9, respectively.

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

The cost of our other postretirement benefit plans includes the following components:

	2014	2013	2012
Service cost	$3.3	$4.3	$4.5
Interest cost	2.3	1.9	3.9
Amortization of net actuarial loss	1.7	2.3	2.9
Net Periodic Postretirement Cost	$7.3	$8.5	$11.3

We calculate net periodic postretirement cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The discount rate assumption used in the calculation of net periodic postretirement cost for 2014, 2013, and 2012 was 2.4%, 1.9%, and 3.7%, respectively.

We measure the other postretirement benefits as of 30 September. The discount rate assumption used in the calculation of the accumulated postretirement benefit obligation was 2.6% and 2.4% for 2014 and 2013, respectively.

The following table reflects the change in the accumulated postretirement benefit obligation and the amounts recognized in the consolidated balance sheets:

	2014	2013
Obligation at beginning of year	$99.9	$119.9
Service cost	3.3	4.3
Interest cost	2.3	1.9
Actuarial gain	(3.0)	(14.5)
Benefits paid	(9.0)	(11.7)
Obligation at End of Year	$93.5	$99.9

Amounts Recognized
Accrued liabilities	$10.7	$10.9
Noncurrent liabilities	82.8	89.0

The changes in benefit obligation that have been recognized in other comprehensive income on a pretax basis during 2014 and 2013 for our other postretirement benefit plans consist of the following:

	2014	2013
Net actuarial gain arising during the period	$(3.0)	$(14.5)
Amortization of net actuarial loss	(1.7)	(2.3)
Total	$(4.7)	$(16.8)

The net actuarial loss recognized in accumulated other comprehensive loss on a pretax basis was $15.0 at 30 September 2014 and $19.7 at 30 September 2013. Of the 30 September 2014 net actuarial loss, it is estimated that $1.1 will be amortized into net periodic postretirement cost during fiscal year 2015.

The assumed healthcare trend rates are as follows:

	2014	2013
Healthcare trend rate	7%	7.5%
Ultimate trend rate	5%	5%
Year the ultimate trend rate is reached	2019	2019

The effect of a change in the healthcare trend rate is tempered by a cap on the average retiree medical cost. The impact of a one percentage point change in the assumed healthcare cost trend rate on net periodic postretirement cost and the obligation is not material.

Projected benefit payments are as follows:

2015	$10.9
2016	11.0
2017	10.8
2018	10.6
2019	10.3
2020–2024	42.9

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

16.  COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $73 at 30 September 2014) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $73 at 30 September 2014) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 September 2014 and 2013 included an accrual of $86.2 and $86.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $86 to a reasonably possible upper exposure of $99 as of 30 September 2014.

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

PACE

At 30 September 2014, $32.0 of the environmental accrual was related to the Pace facility.

In 2006, we sold our Amines business, which included operations at Pace, Florida, and recognized a liability for retained environmental obligations associated with remediation activities at Pace. We are required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue our remediation efforts. We estimated that it would take 20 years to complete the groundwater remediation, and the costs through completion were estimated to range from $42 to $52. As no amount within the range was a better estimate than another, we recognized a pretax expense in fiscal 2006 of $42.0 as a component of income from discontinued operations and recorded an environmental accrual of $42.0 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure range related to the Pace facility.

We have implemented many of the remedial corrective measures at the Pace, Florida facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP.

PIEDMONT

At 30 September 2014, $18.8 of the environmental accrual was related to the Piedmont site.

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

PAULSBORO

At 30 September 2014, $4.4 of the environmental accrual was related to the Paulsboro site.

During the first quarter of 2009, management committed to a plan to sell the production facility in Paulsboro, New Jersey, and recognized a $16.0 environmental liability associated with this site. In December 2009, we completed the sale of this facility. We are required by state and federal law to investigate and, if contaminated, remediate a site upon its sale. The change in the liability balance since it was established is a result of spending and better definition of our exposure gained through the site remedial investigation process. We estimate that it will take several years to complete the remediation efforts at this site.

PASADENA

At 30 September 2014, $12.3 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our PUI production facility in Pasadena, Texas. In shutting down and dismantling the facility, we will undertake certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that the pump and treat system will continue to operate for 30 years subsequent to the shutdown of the PUI production facility. We plan to perform additional work to address other environmental obligations at the site. This additional work includes investigating solid waste management units, which are now accessible as a result of the shutdown, remediating as required impacted soils, performing post-closure care for two closed RCRA surface impoundment units and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13.0. There has been no change to the estimated exposure.

Asset Retirement Obligations

Our asset retirement obligations are primarily associated with Tonnage Gases on-site long-term supply contracts, under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. The retirement of assets includes the contractually required removal of a long-lived asset from service, and encompasses the sale, removal, abandonment, recycling, or disposal of the assets as required at the end of the contract terms. The timing and/or method of settlement of these obligations are conditional on a future event that may or may not be within our control.

Changes to the carrying amount of our asset retirement obligations are as follows:

Balance at 30 September 2012	$76.7
Additional accruals	12.9
Liabilities settled	(3.6)
Accretion expense	3.4
Currency translation adjustment	.4
Balance at 30 September 2013	$89.8
Additional accruals	5.6
Liabilities settled	(4.9)
Accretion expense	5.2
Currency translation adjustment	(1.7)
Balance at 30 September 2014	$94.0

These obligations are primarily reflected in other noncurrent liabilities on the consolidated balance sheets.

Guarantees and Warranties

We are party to an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which we own 50%. At 30 September 2014, maximum potential payments under joint and several guarantees were $42.4. Exposures under the guarantee decline over time and will be completely extinguished by 2024.

During the first quarter of 2014, we sold the remaining portion of our Homecare business and entered into an operations guarantee related to obligations under certain homecare contracts assigned in connection with the transaction. Our maximum potential payment under the guarantee is £20 million (approximately $32 at 30 September 2014), and our exposure will be extinguished by 2020.

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

Put Option Agreements

In 2002, we entered into a put option agreement as part of the purchase of an additional interest in Air Products San Fu Company, Ltd. (San Fu), an industrial gas company in Taiwan. Currently, we have an ownership interest of 74% in San Fu. Put options were issued which give other shareholders the right to sell San Fu stock to us at market price when exercised. The options are effective through January 2015 and required six months notice to allow for the sale of all stock owned by other shareholders to us. We have not received notice of exercise under the terms of the agreement. As such, this put option is no longer considered an obligation of the Company.

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

Unconditional Purchase Obligations

We are obligated to make future payments under unconditional purchase obligations as summarized below:

2015	$929
2016	154
2017	81
2018	65
2019	63
Thereafter	256
Total	$1,548

Approximately $650 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations.

The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers. In addition, purchase commitments to spend approximately $700 for additional plant and equipment are included in the unconditional purchase obligations in 2015.

17.  CAPITAL STOCK

Common Stock

Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2014, 249 million shares were issued, with 214 million outstanding.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. We did not purchase any of our outstanding shares during fiscal year 2014. At 30 September 2014, $485.3 in share repurchase authorization remains.

The following table reflects the changes in common shares:

Year ended 30 September	2014	2013	2012
Number of Common Shares Outstanding
Balance, beginning of year	211,179,257	212,475,880	210,185,256
Purchase of treasury shares	—	(5,721,017)	(594,916)
Issuance of treasury shares for stock option and award plans	2,358,887	4,424,394	2,885,540
Balance, end of year	213,538,144	211,179,257	212,475,880

Preferred Stock

Authorized preferred stock consists of 25 million shares with a par value of $1 per share, of which 2.5 million were designated as Series A Junior Participating Preferred Stock in accordance with the Shareholder Rights Plan discussed below. The plan expired in the fourth quarter of 2014; however, the shares remain designated. At 30 September 2014, no shares of the preferred stock were issued or outstanding.

Shareholder Rights Plan

On 24 July 2013, the Board of Directors unanimously adopted a limited duration Shareholder Rights Plan under which common stockholders received an associated right to purchase one one-thousandth (1/1,000) of a share of Series A Junior Participating Preferred Stock. These rights would have been exercisable if a person or group acquired beneficial ownership of 10 percent (or 20 percent in the case of institutional investors filing on Schedule 13G) or more of our common stock in a transaction not approved by our Board of Directors. There were no shares issued under the plan and it expired on 24 July 2014.

18.  SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include stock options, deferred stock units, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the exercise of stock options, the payout of deferred stock units, and the issuance of restricted stock awards. As of 30 September 2014, there were 5,591,547 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statements is summarized below:

	2014	2013	2012
Before-Tax Share-Based Compensation Cost	$44.0	$43.5	$43.8
Income tax benefit	(15.6)	(15.7)	(15.7)
After-Tax Share-Based Compensation Cost	$28.4	$27.8	$28.1

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2014, 2013, and 2012 was not material.

Total before-tax share-based compensation cost by type of program was as follows:

	2014	2013	2012
Stock options	$21.6	$21.5	$22.1
Deferred stock units	20.2	19.6	19.5
Restricted stock	2.2	2.4	2.2
Before-Tax Share-Based Compensation Cost	$44.0	$43.5	$43.8

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

	2014	2013	2012
Expected volatility	29.8%–31.1%	28.6%–30.4%	29.0%–30.4%
Expected dividend yield	2.4%–2.9%	2.4%	2.3%
Expected life (in years)	6.5–8.4	7.3–9.1	7.3–9.0
Risk-free interest rate	2.0%–2.7%	1.2%–1.5%	1.7%–2.1%

The weighted average grant-date fair value of options granted during 2014, 2013, and 2012 was $29.10, $19.85, and $21.43, per option, respectively.

A summary of stock option activity is presented below:

Stock Options	Shares (000)	Weighted Average Exercise Price
Outstanding at 30 September 2013	8,612	$75.69
Granted	933	111.26
Exercised	(2,181)	65.29
Forfeited	(80)	94.90
Outstanding at 30 September 2014	7,284	$83.14
Exercisable at 30 September 2014	5,346	$78.64

Stock Options	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at 30 September 2014	5.6	$343
Exercisable at 30 September 2014	4.5	$276

The aggregate intrinsic value represents the amount by which our closing stock price of $130.18 as of 30 September 2014 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during 2014, 2013, and 2012 was $125.3, $170.4, and $110.6, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of 30 September 2014, there was $13.6 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Cash received from option exercises during 2014 was $141.6. The total tax benefit realized from stock option exercises in 2014 was $43.4, of which $23.6 was the excess tax benefit.

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

Deferred Stock Units

We have granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned, for employee recipients, on continued employment during the deferral period and may also be conditioned on achieving certain performance targets. The deferral period for some units ends after death, disability, or retirement. The deferral period for other performance-based deferred stock units ends at the end of the performance period (one to three years). Additionally, we have granted deferred stock units, subject to a two- to five-year deferral period. Deferred stock units issued to directors are paid after service on the Board of Directors ends at the time elected by the director (not to exceed 10 years after service ends).

Deferred Stock Units	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2013	1,264	$75.64
Granted	229	108.54
Paid out	(289)	78.13
Forfeited/adjustments	(68)	85.51
Outstanding at 30 September 2014	1,136	$81.03

Cash payments made for deferred stock units were $2.1, $1.9, and $1.8 in 2014, 2013, and 2012, respectively. As of 30 September 2014, there was $22.6 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of deferred stock units paid out during 2014, 2013, and 2012, including shares vested in prior periods, was $31.8, $32.3, and $22.0, respectively.

Restricted Stock

We have issued shares of restricted stock to certain officers. Participants are entitled to cash dividends and to vote their respective shares. Restrictions on shares lift in one to four years or upon earlier retirement, death, or disability. The shares are nontransferable while subject to forfeiture.

Restricted Stock	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2013	124	$78.51
Granted	50	123.77
Vested	(98)	77.33
Forfeited	(3)	82.41
Outstanding at 30 September 2014	73	$110.75

As of 30 September 2014, there was $5.5 of unrecognized compensation cost related to restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of restricted stock vested during 2014, 2013, and 2012 was $12.1, $4.4, and $2.0, respectively.

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2011	$(9.5)	$(130.9)	$(1,113.0)	$(1,253.4)
Other comprehensive income (loss) before reclassifications	(21.8)	84.6	(246.0)	(183.2)
Amounts reclassified from AOCL	12.4	13.3	67.0	92.7
Net current period other comprehensive income (loss)	$(9.4)	$97.9	$(179.0)	$(90.5)
Amount attributable to noncontrolling interest	—	5.8	(.9)	4.9
Balance at 30 September 2012	$(18.9)	$(38.8)	$(1,291.1)	$(1,348.8)
Other comprehensive income (loss) before reclassifications	35.0	(25.0)	231.9	241.9
Amounts reclassified from AOCL	(20.2)	.6	104.9	85.3
Net current period other comprehensive income (loss)	$14.8	$(24.4)	$336.8	$327.2
Amount attributable to noncontrolling interest	—	(1.7)	.7	(1.0)
Balance at 30 September 2013	$(4.1)	$(61.5)	$(955.0)	$(1,020.6)
Other comprehensive income (loss) before reclassifications	(15.2)	(213.1)	(74.2)	(302.5)
Amounts reclassified from AOCL	(9.1)	—	84.7	75.6
Net current period other comprehensive income (loss)	$(24.3)	$(213.1)	$10.5	$(226.9)
Amount attributable to noncontrolling interest	.1	(5.9)	.2	(5.6)
Balance at 30 September 2014	$(28.5)	$(268.7)	$(944.7)	$(1,241.9)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	2014	2013	2012
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/cost of sales	$.7	$1.0	$1.3
Other income/expense, net	(8.7)	(21.5)	9.9
Interest expense	(1.1)	.3	1.2
Total (Gain) Loss on Cash Flow Hedges, net of tax	$(9.1)	$(20.2)	$12.4
Pension and Postretirement Benefits, net of tax(A)	$84.7	$104.9	$67.0
Currency Translation Adjustment(B)	$—	$.6	$13.3

(A)	The components include prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 15, Retirement Benefits.

(B)	The impact is reflected in Income from Discontinued Operations, net of tax.

20.  NONCONTROLLING INTERESTS

INDURA S.A.

Redeemable Noncontrolling Interest

In 2012, we purchased a controlling equity interest in the outstanding shares of Indura S.A. As part of the purchase agreement, the largest minority shareholder in Indura S.A. has the right to exercise a put option to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to the greater of fair market value or the acquisition date value escalated by an inflation factor (the “floor value”). The put option is not accounted for separate from the minority interest shares that are subject to the put option. The redemption feature of the put option requires classification of the minority shareholder’s interest in the consolidated balance sheet outside of equity under the caption “Redeemable Noncontrolling Interest.”

Adjustments to the value of the redeemable noncontrolling interest due to the redemption feature are recognized as they occur. Currently, the floor value of the redemption feature is in excess of the fair value of the minority interest shares. Because the value of the redeemable noncontrolling interest cannot be less than the floor value, the attribution of net income between Air Products and the minority shareholders is adjusted so that the value of the redeemable noncontrolling interest is not less than the floor value.

The following is a summary of the changes in redeemable noncontrolling interest for the year ended 30 September:

	2014	2013
Balance at beginning of year	$375.8	$392.5
Net income (loss) (A)	(27.4)	8.1
Dividends	(4.7)	(1.1)
Currency translation adjustment	(56.5)	(23.7)
Balance at 30 September	$287.2	$375.8

(A)

The 2014 net loss includes $32.5 for the goodwill and intangible asset impairment charge. Refer to Note 9, Goodwill, and Note 10, Intangible Assets, to the consolidated financial statements for additional details.

As redeemable noncontrolling interest is not part of total equity, the impacts above are excluded from our consolidated statements of equity.

21.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

30 September	2014	2013	2012
Numerator
Income from continuing operations	$987.1	$1,004.2	$999.2
Income (Loss) from discontinued operations	4.6	(10.0)	168.1
Net Income Attributable to Air Products	$991.7	$994.2	$1,167.3
Denominator (in millions)
Weighted average common shares—Basic	212.7	209.7	211.2
Effect of dilutive securities
Employee stock option and other award plans	2.5	2.6	3.5
Weighted average common shares—Diluted	215.2	212.3	214.7
Basic EPS Attributable to Air Products
Income from continuing operations	$4.64	$4.79	$4.73
Income (Loss) from discontinued operations	.02	(.05)	.80
Net Income Attributable to Air Products	$4.66	$4.74	$5.53
Diluted EPS Attributable to Air Products
Income from continuing operations	$4.59	$4.73	$4.66
Income (Loss) from discontinued operations	.02	(.05)	.78
Net Income Attributable to Air Products	$4.61	$4.68	$5.44

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on .6 million shares, 2.1 million shares, and 3.6 million shares were antidilutive and therefore excluded from the computation of diluted EPS for 2014, 2013, and 2012, respectively.

22.  INCOME TAXES

The following table summarizes the income of U.S. and foreign operations before taxes:

	2014	2013	2012
Income from Continuing Operations before Taxes
United States	$555.9	$428.5	$518.6
Foreign	647.2	754.1	640.1
Income from equity affiliates	151.4	167.8	153.8
Total	$1,354.5	$1,350.4	$1,312.5

The following table shows the components of the provision for income taxes:

	2014	2013	2012
Current Tax Provision
Federal	$17.2	$97.6	$43.1
State	12.8	6.5	9.6
Foreign	210.5	191.0	173.9
	240.5	295.1	226.6
Deferred Tax Provision
Federal	98.2	27.7	76.5
State	(2.7)	(7.8)	4.0
Foreign	30.0	(7.1)	(19.8)
	125.5	12.8	60.7
Income Tax Provision	$366.0	$307.9	$287.3

A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is as follows:

(Percent of income before taxes)	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	.5	.5	.7
Income from equity affiliates	(3.9)	(4.3)	(4.0)
Foreign taxes and credits	(10.0)	(6.9)	(8.6)
Domestic production activities	(.7)	(.6)	(.9)
Tax audit settlements and adjustments	—	—	(1.1)
Non-deductible goodwill impairment charge	8.0	—	—
Non-U.S. subsidiary tax election	(3.8)	—	—
Other (A)	1.9	(.9)	.8
Effective Tax Rate	27.0%	22.8%	21.9%

(A)	Other includes the impact of Chilean tax rate changes of 1.5% in 2014 and 1.1% in 2012.

Income tax payments, net of refunds, were $160.6 in 2014, $325.5 in 2013, and $255.7 in 2012.

In 2014, the effective tax rate was impacted by losses from transactions and a tax election made with respect to a non-U.S. subsidiary resulting in an income tax benefit of $51.6. This benefit was partially offset by income tax expense of $20.6 related to the recent tax reform legislation enacted in Chile. The effective tax rate was also impacted by the goodwill impairment charge of $305.2 that was not deductible for tax purposes. See Note 9, Goodwill, for additional information regarding the impairment charge.

The significant components of deferred tax assets and liabilities are as follows:

30 September	2014	2013
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$348.9	$347.2
Tax loss carryforwards	125.0	53.3
Tax credits and other tax carryforwards	78.1	66.6
Reserves and accruals	80.1	140.3
Currency losses	—	34.8
Other	46.1	40.1
Valuation allowance	(103.8)	(44.7)
Deferred Tax Assets	574.4	637.6
Gross Deferred Tax Liabilities
Plant and equipment	1,089.5	1,066.4
Currency gains	18.2	—
Unremitted earnings of foreign entities	100.0	80.6
Intangible assets	150.0	135.5
Other	22.8	17.8
Deferred Tax Liabilities	1,380.5	1,300.3
Net Deferred Income Tax Liability	$806.1	$662.7

Deferred tax assets and liabilities are included within the consolidated financial statements as follows:

	2014	2013
Deferred Tax Assets
Other receivables and current assets	$136.0	$115.3
Other noncurrent assets	56.6	53.1
Total Deferred Tax Assets	192.6	168.4
Deferred Tax Liabilities
Payables and accrued liabilities	3.2	3.9
Deferred income taxes	995.5	827.2
Total Deferred Tax Liabilities	998.7	831.1
Net Deferred Income Tax Liability	$806.1	$662.7

Gross federal loss and tax credit carryforwards as of 30 September 2014 were $156.9 and $30.1, respectively. The federal loss carryforward is primarily a capital loss due to the tax election related to a non-U.S. subsidiary. This capital loss expires in 2019. The federal tax credit carryforwards have expiration periods between 2023 and 2033. Gross state loss and tax credit carryforwards as of 30 September 2014 were $372.2 and $4.0, respectively. The state tax carryforwards have expiration periods between 2015 and 2034. Gross foreign loss and tax credit carryforwards as of 30 September 2014 were $228.3 and $44.0, respectively. Foreign tax carryforwards of $162.5 have expiration periods between 2015 and 2030; the remainder have unlimited carryforward periods.

The valuation allowance as of 30 September 2014 primarily related to the tax benefit of the federal capital loss carryforward of $53.9 and the foreign loss carryforwards of $40.6. The increase in the valuation allowance was primarily due to the capital loss generated from the tax election related to a non-U.S. subsidiary. If events warrant the reversal of the $103.8 valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax asset, net of existing valuation allowance, at 30 September 2014.

We record U.S. income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are permanently reinvested outside of the U.S. These cumulative undistributed earnings that are considered to be permanently reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $5,894.2 as of 30 September 2014. An estimated $1,466.2 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends after payment of all deferred taxes. As more than 80% of the undistributed earnings are in countries with a statutory tax rate of 24% or higher, we do not generate a disproportionate amount of taxable income in countries with very low tax rates.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	2014	2013	2012
Balance at beginning of year	$124.3	$110.8	$126.4
Additions for tax positions of the current year	8.1	12.7	44.5
Additions for tax positions of prior years	4.9	9.0	2.3
Reductions for tax positions of prior years	(14.6)	(.5)	(46.9)
Settlements	—	(1.4)	(11.0)
Statute of limitations expiration	(14.0)	(8.0)	(3.7)
Foreign currency translation	—	1.7	(.8)
Balance at End of Year	$108.7	$124.3	$110.8

At 30 September 2014 and 2013, we had $108.7 and $124.3 of unrecognized tax benefits, excluding interest and penalties, of which $66.5 and $63.1, respectively, would impact the effective tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $1.2 in 2014, $2.4 in 2013, and $(26.1) in 2012. Our accrued balance for interest and penalties was $9.3 and $8.1 in 2014 and 2013, respectively.

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

We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States	2011–2014
Canada	2012–2014
Europe
France	2009–2014
Germany	2009–2014
Netherlands	2009–2014
Poland	2009–2014
Spain	2010–2014
United Kingdom	2010–2014
Asia
China	2009–2014
Singapore	2009–2014
South Korea	2009–2014
Taiwan	2009–2014
Latin America
Brazil	2009–2014
Chile	2011–2014

23.  SUPPLEMENTAL INFORMATION

Other Receivables and Current Assets 30 September	2014	2013
Deferred tax assets	$136.0	$115.3
Derivative instruments	106.6	61.8
Other receivables	200.0	174.1
Current capital lease receivables	67.8	67.2
Other	12.6	14.0
	$523.0	$432.4

Other Noncurrent Assets 30 September	2014	2013
Derivative instruments	$65.1	$64.1
Other long-term receivables	35.1	38.2
Deferred financing cost, net	25.5	27.0
Prepaid tax	31.3	34.1
Deferred tax assets	56.6	53.1
Pension benefits	22.9	20.5
Deposits	51.0	8.7
Other	138.8	147.8
	$426.3	$393.5

Payables and Accrued Liabilities 30 September	2014	2013
Trade creditors	$740.6	$1,025.5
Customer advances	172.1	162.7
Accrued payroll and employee benefits	155.0	133.5
Pension and postretirement benefits	48.4	25.6
Dividends payable	164.1	150.0
Outstanding payments in excess of certain cash balances	28.0	10.5
Accrued interest expense	46.9	54.1
Derivative instruments	82.5	27.5
Contingent proceeds related to Homecare retenders	—	148.1
Severance and other costs associated with business restructuring and cost reduction actions	20.6	65.2
Other	132.8	142.2
	$1,591.0	$1,944.9

Other Noncurrent Liabilities 30 September	2014	2013
Pension benefits	$609.2	$599.0
Postretirement benefits	82.8	89.0
Other employee benefits	107.6	114.3
Contingencies related to uncertain tax positions	111.6	94.2
Advance payments	57.6	31.0
Environmental liabilities	78.4	79.6
Derivative instruments	3.4	13.8
Asset retirement obligations	94.0	86.0
Other	42.9	57.4
	$1,187.5	$1,164.3

Other Income (Expense), Net 30 September	2014	2013	2012
Technology and royalty income	$26.8	$23.4	$22.9
Interest income	9.4	6.4	5.4
Foreign exchange	(7.7)	(3.2)	1.1
Sale of assets and investments	9.7	20.0	8.4
Government grants	1.1	6.8	15.2
Other	13.5	16.8	(5.9)
	$52.8	$70.2	$47.1

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

24. SUMMARY BY QUARTER (UNAUDITED)

These tables summarize the unaudited results of operations for each quarter of 2014 and 2013:

	2014	First	Second	Third	Fourth	Total
	Sales	$2,545.5	$2,581.9	$2,634.6	$2,677.0	$10,439.0
	Gross profit	679.6	664.3	715.9	744.6	2,804.4
	Business restructuring and cost reduction actions (A)	—	—	—	12.7	12.7
	Pension settlement loss (B)	—	—	—	5.5	5.5
	Goodwill and intangible asset impairment charge (C)	—	—	—	310.1	310.1
	Operating income	385.6	384.7	413.8	144.1	1,328.2
	Net income	299.1	291.5	323.5	79.0	993.1
	Net Income attributable to Air Products
	Income from continuing operations	287.1	283.5	314.0	102.5	987.1
	Income from discontinued operations	3.1	—	—	1.5	4.6
	Net Income attributable to Air Products	290.2	283.5	314.0	104.0	991.7
	Basic EPS attributable to Air Products
	Income from continuing operations	1.36	1.33	1.47	.48	4.64
	Income from discontinued operations	.01	—	—	.01	.02
	Net income per common share	1.37	1.33	1.47	.49	4.66
	Diluted EPS attributable to Air Products
	Income from continuing operations	1.34	1.32	1.46	.47	4.59
	Income from discontinued operations	.01	—	—	.01	.02
	Net income per common share	1.35	1.32	1.46	.48	4.61
	Dividends declared per common share	.71	.77	.77	.77	3.02
Market price per common share:	High	113.99	124.40	131.48	137.45
	Low	102.23	102.73	114.28	126.82

	2013	First	Second	Third	Fourth	Total
	Sales	$2,562.4	$2,484.2	$2,547.3	$2,586.5	$10,180.4
	Gross profit	662.3	670.6	671.8	703.6	2,708.3
	Business restructuring and cost reduction actions (A)	—	—	—	231.6	231.6
	Pension settlement loss (B)	—	—	4.5	7.9	12.4
	Advisory costs (D)	—	—	—	10.1	10.1
	Operating income	372.4	389.7	383.1	179.2	1,324.4
	Net income	287.2	299.6	298.4	147.3	1,032.5
	Net Income attributable to Air Products
	Income from continuing operations	276.9	289.3	287.8	150.2	1,004.2
	Income (Loss) from discontinued operations	1.4	1.1	.6	(13.1)	(10.0)
	Net Income attributable to Air Products	278.3	290.4	288.4	137.1	994.2
	Basic EPS attributable to Air Products
	Income from continuing operations	1.32	1.38	1.38	.71	4.79
	Income (Loss) from discontinued operations	.01	.01	—	(.06)	(.05)
	Net income per common share	1.33	1.39	1.38	.65	4.74
	Diluted EPS attributable to Air Products
	Income from continuing operations	1.30	1.37	1.36	.70	4.73
	Income (Loss) from discontinued operations	.01	.01	—	(.06)	(.05)
	Net income per common share	1.31	1.38	1.36	.64	4.68
	Dividends declared per common share	.64	.71	.71	.71	2.77
Market price per common share:	High	86.31	90.34	97.12	114.75
	Low	76.78	84.15	84.04	90.12

(A)	For additional information, see Note 4, Business Restructuring and Cost Reduction Actions.

(B)	For additional information, see Note 15, Retirement Benefits.

(C)	For additional information, see Note 9, Goodwill and Note 10, Intangible Assets.

(D)	For additional information, see Note 23, Supplemental Information.

25.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our segments are organized based on differences in product and/or type of customer. We have four business segments consisting of Merchant Gases, Tonnage Gases, Electronics and Performance Materials, and Equipment and Energy.

Merchant Gases

The Merchant Gases segment sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen and helium (purchased or refined from crude helium); and medical and specialty gases, along with certain services and equipment, throughout the world to customers in many industries, including those in metals, glass, chemical processing, food processing, healthcare, general manufacturing, and petroleum and natural gas industries. The principal types of products are liquid bulk, packaged gases and hard goods, and small on-site plants. Most merchant product is delivered via bulk supply, in liquid or gaseous form, by tanker or tube trailer. Smaller quantities of industrial and specialty gases are delivered in cylinders and dewars as “packaged gases,” or through small on-sites (cryogenic or noncryogenic generators). Electricity is the largest cost component in the production of atmospheric gases. Natural gas is also an energy source at a number of our Merchant Gases facilities. We mitigate energy and natural gas prices through pricing formulas and surcharges. The Merchant Gases segment also includes our share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in Mexico, Italy, South Africa, India, Saudi Arabia, and Thailand. Merchant Gases competes worldwide against global industrial gas companies and several regional sellers. Competition in industrial gases is based primarily on price, reliability of supply, and the development of industrial gas applications.

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

Equipment and Energy

The Equipment and Energy segment designs and manufactures cryogenic and gas processing equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction (LNG), and helium distribution, and serves energy markets in a variety of ways. Equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. Energy markets are served through our operation and partial ownership of cogeneration and flue gas desulfurization facilities. In addition, we are developing hydrogen as an energy carrier, energy-from-waste facilities to produce electricity, carbon capture technologies for a variety of industrial and power applications, and oxygen-based technologies to serve energy markets in the future. Equipment and Energy competes with a large number of firms for all of its offerings except LNG heat exchangers, for which there are fewer competitors due to the limited market size and proprietary technologies. Competition is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

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

Business Segment

Sales to External Customers	2014	2013	2012
Merchant Gases	$4,250.7	$4,098.6	$3,662.4
Tonnage Gases	3,288.9	3,387.3	3,206.7
Electronics and Performance Materials	2,449.0	2,243.4	2,322.5
Equipment and Energy	450.4	451.1	420.1
Segment and Consolidated Totals	$10,439.0	$10,180.4	$9,611.7

Operating Income	2014	2013	2012
Merchant Gases	$671.6	$680.5	$644.0
Tonnage Gases	484.9	515.9	512.0
Electronics and Performance Materials (A)	425.3	321.3	425.6
Equipment and Energy	88.2	65.5	44.6
Segment total	$1,670.0	$1,583.2	$1,626.2
Business restructuring and cost reduction actions (B)	(12.7)	(231.6)	(327.4)
Pension settlement loss	(5.5)	(12.4)	—
Goodwill and intangible asset impairment charge (C)	(310.1)	—	—
Customer bankruptcy	—	—	(9.8)
Advisory costs	—	(10.1)	—
Other	(13.5)	(4.7)	(6.6)
Consolidated Total	$1,328.2	$1,324.4	$1,282.4

(A)	The gain on remeasuring our previously held equity interest in DA NanoMaterials is included in 2012. For additional information, see Note 5, Business Combinations.

(B)	Information about how the charges related to the businesses at the segment level is discussed in Note 4, Business Restructuring and Cost Reduction Actions.

(C)	For additional information, see Note 9, Goodwill, and Note 10, Intangible Assets.

Depreciation and Amortization	2014	2013	2012
Merchant Gases	$461.1	$409.5	$363.2
Tonnage Gases	310.8	314.8	320.4
Electronics and Performance Materials	171.8	173.4	144.1
Equipment and Energy	12.4	8.3	12.2
Segment total	$956.1	$906.0	$839.9
Other	.8	1.0	.9
Consolidated Total	$956.9	$907.0	$840.8

Equity Affiliates’ Income	2014	2013	2012
Merchant Gases	$140.1	$145.0	$137.1
Other segments	11.3	22.8	16.7
Segment and Consolidated Totals	$151.4	$167.8	$153.8

Total Assets	2014	2013	2012
Merchant Gases	$7,350.4	$7,742.2	$7,411.9
Tonnage Gases	5,620.5	5,528.2	5,192.2
Electronics and Performance Materials	2,832.5	2,891.5	2,969.6
Equipment and Energy	1,039.0	695.1	399.9
Segment total	$16,842.4	$16,857.0	$15,973.6
Other	936.7	990.6	925.4
Discontinued Operations	—	2.5	42.8
Consolidated Total	$17,779.1	$17,850.1	$16,941.8

Investment in Net Assets of and Advances to Equity Affiliates	2014	2013	2012
Merchant Gases	$1,074.1	$1,012.3	$983.4
Other segments	183.8	183.2	192.3
Segment and Consolidated Totals	$1,257.9	$1,195.5	$1,175.7

Identifiable Assets	2014	2013	2012
Merchant Gases	$6,276.3	$6,729.9	$6,428.5
Tonnage Gases	5,487.7	5,397.0	5,059.8
Electronics and Performance Materials	2,798.0	2,859.4	2,930.3
Equipment and Energy	1,022.5	675.2	379.3
Segment total	$15,584.5	$15,661.5	$14,797.9
Other	936.7	990.6	925.4
Discontinued Operations	—	2.5	42.8
Consolidated Total	$16,521.2	$16,654.6	$15,766.1

Expenditures for Long-Lived Assets (A)	2014	2013	2012
Merchant Gases	$587.9	$558.7	$523.6
Tonnage Gases	556.6	448.0	630.7
Electronics and Performance Materials	139.9	226.8	280.8
Equipment and Energy	399.8	290.7	85.9
Consolidated Total	$1,684.2	$1,524.2	$1,521.0

(A)	Includes plant and equipment.

Geographic Information

Sales to External Customers	2014	2013	2012
United States	$4,507.6	$4,258.4	$4,114.5
Canada	311.4	275.5	267.6
Europe	2,628.0	2,602.1	2,588.5
Asia, excluding China	1,389.4	1,320.1	1,349.9
China	981.0	1,008.3	954.1
Latin America	621.6	716.0	337.1
	$10,439.0	$10,180.4	$9,611.7

Long-Lived Assets (A)	2014	2013	2012
United States	$3,756.0	$3,632.1	$3,534.4
Canada	518.0	522.3	571.3
Europe	2,245.4	2,068.8	1,760.1
Asia, excluding China	989.9	962.3	948.1
China	1,582.7	1,281.7	918.5
Latin America	440.1	506.8	508.2
	$9,532.1	$8,974.0	$8,240.6

(A)	Long-lived assets include plant and equipment, net.

Geographic information is based on country of origin. Included in United States revenues are export sales to third-party customers of $378.7 in 2014, $410.3 in 2013, and $521.1 in 2012. The Europe region operates principally in France, Germany, the Netherlands, Poland, Spain, and the U.K. The Asia region operates principally in China, Singapore, South Korea, and Taiwan. The Latin America region operates principally in Brazil and Chile.

Segment Reorganization

On 18 September 2014, we announced a major company reorganization that includes the geographic alignment of our gases businesses and the decentralization of our organization and is effective as of 1 October 2014. We will report our results under the following seven reporting segments beginning in the first quarter of fiscal year 2015:

•	Industrial Gases—Americas

•	Industrial Gases—EMEA (Europe, Middle East and Africa)

•	Industrial Gases—Asia

•	Industrial Gases—Global

•	Materials Technologies

•	Energy-from-Waste

•	Corporate

Our three regional Industrial Gases segments will include Air Separation Units (ASUs), Hydrogen/HyCO Plants (hydrogen, carbon monoxide, and syngas), and the current Merchant Gases segment. The Global Industrial Gases segment will include our sale of equipment businesses, such as ASUs and noncryogenic generators. Our Materials Technologies segment will include the Electronics Materials and Performance Materials businesses and will continue to operate as a global business. Our Energy-from-Waste segment will include the Tees Valley projects in the U.K. The Corporate segment will include two global businesses (LNG and Helium containers) and corporate supporting functions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 30 September 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, the disclosure controls and procedures have been effective. There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of 30 September 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is provided under Item 8 appearing above. The report of KPMG LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting, is also provided under Item 8 appearing above.

ITEM 9B.	OTHER INFORMATION

The Description of Common Stock set forth in Exhibit 99.1 is being filed for the purpose of providing a current description of our common stock. The Description of Common Stock set forth in Exhibit 99.1 is incorporated by reference herein, modifies and supercedes any prior description of our common stock in any registration statement or report filed with the SEC and will be available for incorporation by reference into certain of our filings with the SEC pursuant to the Securities Act of 1933, as amended, the Exchange Act of 1934, as amended, and the rules and forms promulgated thereunder.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Company’s directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015. The information required by this item relating to the Company’s executive officers is set form in Item1 of Part 1 of this report.

The information required by this item relating to the Company’s Audit Committee and its Audit Committee Financial Expert is incorporated herein by reference to the sections captioned “Standing Committees Of The Board” and “Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

The information required by this item relating to the Company’s procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “Selection of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

The information required by the item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

The Company has adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller. The Code of Conduct can be found at our Internet website at www.airproducts.com/codeofconduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table provides information as of 30 September 2014 about Company stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of the Board under the Company’s existing equity compensation plans, including plans approved by shareholders and plans that have not been approved by shareholders in reliance on the NYSE’s former treasury stock exception or other applicable exception to the Exchange’s listing requirements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,418,242	(1)	$83.14	5,591,547	(2)
Equity compensation plans not approved by security holders	88,025	(3)	$—	—
Total	8,506,267		$83.14	5,591,547

(1)

Represents Long-Term Incentive Plan outstanding stock options and deferred stock units that have been granted. Deferred stock units entitle the recipient to one share of Company common stock upon vesting, which is conditioned on continued employment during a deferral period and may also be conditioned on earn-out against certain performance targets.

(2)

Represents authorized shares that were available for future grants as of 30 September 2014. These shares may be used for options, deferred stock units, restricted stock, and other stock-based awards to officers, directors, and key employees. Full value awards such as restricted stock are limited to 20% of cumulative awards after 1 October 2001.

(3)

This number represents deferred stock units issued under the Deferred Compensation Plan, which are purchased for the fair market value of the underlying shares of stock with eligible deferred compensation.

The Deferred Compensation Plan was not approved by shareholders. It does not require shareholder approval because participants forego compensation equal to the full market value of any share units credited under the plans.

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

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the sections captioned “Persons Owning More than 5% of Air Products Stock as of September 30, 2014” and “Air Products Stock Beneficially Owned by Officers and Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Director Independence” and “Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 22 January 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

	(1)	The Company’s 2014 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

	(2)	Financial Statement Schedules—the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2014 consolidated financial statements.

		Schedule II Valuation and Qualifying Accounts for the three fiscal years ended 30 September 2014	107

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

	(3)	Exhibits—The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 108 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC. (Registrant)

By:	/s/ M. Scott Crocco
M. Scott Crocco Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: 24 November 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Seifi Ghasemi	24 November 2014
(Seifi Ghasemi) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ M. Scott Crocco	24 November 2014
(M. Scott Crocco) Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

*	24 November 2014
(Susan K. Carter) Director

*	24 November 2014
(William L. Davis, III) Director

*	24 November 2014
(Chad C. Deaton) Director

*	24 November 2014
(Evert Henkes) Director

*	24 November 2014
(David H. Y. Ho) Director

*	24 November 2014
(Margaret G. McGlynn) Director

*	24 November 2014
(Edward L. Monser) Director

*	24 November 2014
(Matthew H. Paull) Director

*	24 November 2014
(Lawrence S. Smith) Director

*	Mary T. Afflerbach, Corporate Secretary and Chief Governance Officer, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Mary T. Afflerbach
Mary T. Afflerbach Attorney-in-Fact

Date: 24 November 2014

SCHEDULE II

CONSOLIDATED

AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended 30 September 2014, 2013, and 2012

	Balance at Beginning of Period	Additions Charged to Expense	Additions Charged to Other Accounts	Other Changes (A)	Balance at End of Period

	(in millions of dollars)

Year Ended 30 September 2014
Allowance for doubtful accounts	$102	$8	$8	$(58)	$60
Allowance for deferred tax assets (B)	45	58	1	—	104

Year Ended 30 September 2013
Allowance for doubtful accounts	$104	$9	$19	$(30)	$102
Allowance for deferred tax assets	37	8	—	—	45

Year Ended 30 September 2012
Allowance for doubtful accounts	$78	$21	$16	$(11)	$104
Allowance for deferred tax assets	28	9	—	—	37

(A)	Primarily write-offs of uncollectible trade receivable accounts. Includes impact of foreign currency translation adjustments.

(B)	The increase in the valuation allowance was primarily due to the capital loss generated from the tax election related to a non-U.S. subsidiary.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated By-Laws of the Company. (Filed as Exhibit 3.1 to the Company’s Form 8-K Report dated 21 November 2014.)*

3.2	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1987.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Form 10-K Report for the fiscal year ended 30 September 1996.)*

3.4	Amendment to the Restated Certificate of Incorporation of the Company dated 28 January 2014. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 30 June 2014.)*

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

10.5	Annual Incentive Plan as Amended and Restated Effective 1 October 2008. (Filed as Exhibit 10.7 to the Company’s Form 10-Q Report for the quarter ended 31 March 2009.)*

10.6	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2002.)*

10.7	Amended and Restated Deferred Compensation Program for Directors, effective 1 October 2005. (Filed as Exhibit 10.26 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2005.)*

10.8	Amended and Restated Long-Term Incentive Plan of the Company effective 1 October 2014. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on 23 September 2014.)*

10.8(a)

Form of Award Agreement under the Long-Term Incentive Plan of the Company used for the FY 2005 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2004.)*

10.8(b)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2006 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2005.)*

10.8(c)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2007 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2006.)*

10.8(d)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2008 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2007.)*

10.8(e)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY 2009 Awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2008.)*

10.8(f)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2010 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2009.)*

10.8(g)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2011 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2010.)*

10.8(h)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2012 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 March 2012.)*

10.8(i)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2013 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2012.)*

10.8(j)	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2014 awards. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 31 December 2013.)*

10.9

Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 October 2013. (Filed as Exhibit 10.2 to the Company’s Form 10-Q Report for the quarter ended 31 December 2013)*

10.10	Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated Effective August 1, 2014.

10.11	Deferred Compensation Plan as Amended and Restated effective August 1, 2014.

10.12	Revolving Credit Facility dated as of 30 April 2013 for $2,500,000,000. (Filed as Exhibit 10.1 to the Company’s Form 10-Q Report for the quarter ended 30 June 2013.)*

10.12(a)

Amendment No.1 dated as of 22 July 2013, to the Revolving Credit Agreement dated as of 30 April 2013. (Filed as Exhibit 10.19(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2013.)*

10.12(b)	Amendment No. 2 dated as of 30 June 2014, to the Revolving Credit Agreement dated as of 30 April 2013. (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended 30 June 2014)*

10.13

Air Products and Chemicals, Inc. Corporate Executive Committee Separation Program as amended effective as of 1 December 2013. (Filed as Exhibit 10.1 to the Company’s Form 8-K Report dated 8 January 2014.)*

10.14	Form of Change in Control Severance Agreement for an Executive Officer. (Filed as Exhibit 10.21 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2011.)*

10.15	Compensation Program for Directors effective 1 October 2013. (Filed as Exhibit 10.19(a) to the Company’s Form 10-K Report for the fiscal year ended 30 September 2013)*

10.16	Air Products and Chemicals, Inc. Corporate Executive Committee Retention Agreements effective as of 10 January 2014. (Filed as Exhibit 10.1 to the Company’s Form 8-K Report dated 15 January 2014.)*

10.17	Employment Agreement for an Executive Officer. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on 18 June 2014)*

12	Computation of Ratios of Earnings to Fixed Charges.

14	Code of Conduct revised on 17 May 2012. (Filed as Exhibit 14 to the Company’s Form 8-K Report filed on 23 May 2012.)*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Description of Common Stock

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-4534.

†	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.