Form 10-Q
period 2014-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2015-01-30
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2014

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2014
Common Stock, $1 par value	214,274,045

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2014	2013
Sales	$2,560.8	$2,545.5
Cost of sales	1,831.0	1,865.9
Selling and administrative	258.2	280.9
Research and development	35.4	33.5
Business restructuring and cost reduction actions	32.4	—
Gain on previously held equity interest	17.9	—
Other income (expense), net	8.3	20.4
Operating Income	430.0	385.6
Equity affiliates’ income	43.1	38.2
Interest expense	29.1	33.3
Income from Continuing Operations before Taxes	444.0	390.5
Income tax provision	106.5	94.5
Income from Continuing Operations	337.5	296.0
Income from Discontinued Operations, net of tax	—	3.1
Net Income	337.5	299.1
Less: Net Income Attributable to Noncontrolling Interests	12.9	8.9
Net Income Attributable to Air Products	$324.6	$290.2

Net Income Attributable to Air Products
Income from continuing operations	$324.6	$287.1
Income from discontinued operations	—	3.1
Net Income Attributable to Air Products	$324.6	$290.2

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.52	$1.36
Income from discontinued operations	—	.01
Net Income Attributable to Air Products	$1.52	$1.37

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.50	$1.34
Income from discontinued operations	—	.01
Net Income Attributable to Air Products	$1.50	$1.35

Weighted Average Common Shares – Basic (in millions)	214.2	211.8
Weighted Average Common Shares – Diluted (in millions)	216.6	214.3
Dividends Declared Per Common Share – Cash	$.77	$.71

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2014	2013
Net Income	$337.5	$299.1
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $16.1 and ($13.6)	(244.4)	31.4
Net gain (loss) on derivatives, net of tax of ($11.4) and $4.8	(23.8)	13.1
Reclassification adjustments:
Derivatives, net of tax of $5.4 and ($4.4)	13.5	(11.9)
Pension and postretirement benefits, net of tax of $10.1 and $9.6	20.9	20.0
Total Other Comprehensive Income (Loss)	(233.8)	52.6
Comprehensive Income	103.7	351.7
Net Income Attributable to Noncontrolling Interests	12.9	8.9
Other Comprehensive Loss Attributable to Noncontrolling Interests	(5.1)	(1.1)
Comprehensive Income Attributable to Air Products	$95.9	$343.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2014	30 September 2014
Assets
Current Assets
Cash and cash items	$238.8	$336.6
Trade receivables, net	1,430.4	1,486.0
Inventories	709.7	706.0
Contracts in progress, less progress billings	143.0	155.4
Prepaid expenses	76.4	87.8
Other receivables and current assets	538.9	523.0
Total Current Assets	3,137.2	3,294.8
Investment in net assets of and advances to equity affiliates	1,252.2	1,257.9
Plant and equipment, at cost	20,256.5	20,223.5
Less: accumulated depreciation	10,648.9	10,691.4
Plant and equipment, net	9,607.6	9,532.1
Goodwill, net	1,200.7	1,237.3
Intangible assets, net	585.2	615.8
Noncurrent capital lease receivables	1,397.6	1,414.9
Other noncurrent assets	454.9	426.3
Total Noncurrent Assets	14,498.2	14,484.3
Total Assets	$17,635.4	$17,779.1

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,585.1	$1,591.0
Accrued income taxes	79.1	78.0
Short-term borrowings	1,283.5	1,228.7
Current portion of long-term debt	54.2	65.3
Total Current Liabilities	3,001.9	2,963.0
Long-term debt	4,751.3	4,824.5
Other noncurrent liabilities	1,070.7	1,187.5
Deferred income taxes	1,019.5	995.5
Total Noncurrent Liabilities	6,841.5	7,007.5
Total Liabilities	9,843.4	9,970.5
Commitments and Contingencies – See Note 11
Redeemable Noncontrolling Interest	288.7	287.2
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2015 and 2014 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	852.8	842.0
Retained earnings	10,152.0	9,993.2
Accumulated other comprehensive loss	(1,470.6)	(1,241.9)
Treasury stock, at cost (2015 – 35,181,539 shares; 2014 – 35,917,440 shares)	(2,432.1)	(2,476.9)
Total Air Products Shareholders’ Equity	7,351.5	7,365.8
Noncontrolling Interests	151.8	155.6
Total Equity	7,503.3	7,521.4
Total Liabilities and Equity	$17,635.4	$17,779.1

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2014	2013
Operating Activities
Net Income	$337.5	$299.1
Less: Net income attributable to noncontrolling interests	12.9	8.9
Net income attributable to Air Products	324.6	290.2
Income from discontinued operations	—	(3.1)
Income from continuing operations attributable to Air Products	324.6	287.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	235.5	234.2
Deferred income taxes	26.2	33.0
Gain on previously held equity interest	(17.9)	—
Undistributed earnings of unconsolidated affiliates	(31.3)	1.5
Share-based compensation	11.9	11.8
Noncurrent capital lease receivables	(8.1)	(10.0)
Other adjustments	(60.5)	12.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	22.3	(17.7)
Inventories	(16.0)	11.9
Contracts in progress, less progress billings	6.8	32.6
Other receivables	(27.3)	(.9)
Payables and accrued liabilities	5.0	(65.2)
Other working capital	15.4	15.2
Cash Provided by Operating Activities	486.6	546.2
Investing Activities
Additions to plant and equipment	(446.5)	(391.1)
Acquisitions, less cash acquired	(22.6)	—
Proceeds from sale of assets and investments	3.7	5.5
Other investing activities	2.2	—
Cash Used for Investing Activities	(463.2)	(385.6)
Financing Activities
Long-term debt proceeds	.9	1.4
Payments on long-term debt	(38.5)	(434.0)
Net increase in commercial paper and short-term borrowings	54.0	339.1
Dividends paid to shareholders	(164.4)	(149.9)
Proceeds from stock option exercises	42.1	19.9
Excess tax benefit from share-based compensation	13.4	4.1
Other financing activities	(19.4)	(18.8)
Cash Used for Financing Activities	(111.9)	(238.2)
Discontinued Operations
Cash provided by operating activities	—	.7
Cash provided by investing activities	—	9.8
Cash used for financing activities	—	—
Cash Provided by Discontinued Operations	—	10.5
Effect of Exchange Rate Changes on Cash	(9.3)	4.3
Decrease in Cash and Cash Items	(97.8)	(62.8)
Cash and Cash Items – Beginning of Year	336.6	450.4
Cash and Cash Items – End of Period	$238.8	$387.6

Supplemental Cash Flow Information
Cash paid for taxes (net of cash refunds)	$62.5	$31.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2014 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2015.

The Company realigned its businesses in new reporting segments and began operating under the new structure effective 1 October 2014. Prior year segment information presented has been restated to conform with the fiscal year 2015 presentation. See Note 18, Business Segment Information, for further details.

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

Accounting Guidance Implemented in 2015

Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. We adopted this guidance prospectively beginning in the first quarter of fiscal year 2015. This guidance did not have a significant impact on our consolidated financial statements.

New Accounting Guidance to be Implemented

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

Extraordinary Items

In January 2015, the FASB issued an update to eliminate the concept of extraordinary items. Previously, extraordinary items were required to be segregated and shown separately in the income statement, net of tax, when the items were deemed both unusual and infrequent. The guidance is effective beginning in fiscal year 2017 and may be applied retrospectively for periods presented. Early adoption is permitted if applied from the beginning of the fiscal year of adoption.

3.	DISCONTINUED OPERATIONS

During the second quarter of 2012, the Board of Directors authorized the sale of our Homecare business which has been accounted for as a discontinued operation.

In the third quarter of 2012, we sold the majority of our Homecare business to The Linde Group for sale proceeds of €590 million ($777) and recognized a gain of $207.4 ($150.3 after-tax, or $.70 per share). Additionally, during the third quarter of 2012, an impairment charge of $33.5 ($29.5 after-tax, or $.14 per share) was recorded to write down the remaining business, which was primarily in the United Kingdom and Ireland, to its estimated net realizable value. In the fourth quarter of 2013, an additional charge of $18.7 ($13.6 after-tax, or $.06 per share) was recorded to update our estimate of the net realizable value. In the first quarter of 2014, we sold the remaining portion of the Homecare business for £6.1 million ($9.8) and recorded a gain on sale of $2.4. We entered into an operations guarantee related to the obligations under certain homecare contracts assigned in connection with the transaction. Our maximum potential payment under the guarantee is £20 million (approximately $31 at 31 December 2014), and our exposure will be extinguished by 2020. The fair value of the guarantee is not material.

The results of discontinued operations are summarized below:

	Three Months Ended 31 December
	2014	2013
Sales	$—	$8.5

Income before taxes	$—	$.7
Income tax provision	—	—
Income from operations of discontinued operations	—	.7
Gain on sale of business, net of tax	—	2.4
Income from Discontinued Operations, net of tax	$—	$3.1

4.	BUSINESS RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income and are reflected on the consolidated income statements as “Business Restructuring and Cost Reduction Actions.”

Business Realignment and Reorganization

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses in new reporting segments and other organizational changes, effective as of 1 October 2014. Refer to Note 18, Business Segment Information, for additional details. As a result of this reorganization, we will incur ongoing severance and other charges.

During the fourth quarter of 2014, an expense of $12.7 ($8.2 after-tax, or $.04 per share) was incurred relating to the elimination of approximately 50 positions. The 2014 charge related to the segment level as follows: $2.9 in Industrial Gases – Americas, $3.1 in Industrial Gases – EMEA, $1.5 in Industrial Gases – Asia, $1.5 in Industrial Gases – Global, $1.6 in Materials Technologies, and $2.1 in Corporate and other.

In the first quarter of 2015, we recognized an expense of $32.4 ($21.7 after-tax, or $.10 per share) related to the elimination of approximately 450 positions. The 2015 charge related to the segment level as follows: $5.1 in Industrial Gases – Americas, $2.6 in Industrial Gases – EMEA, $2.7 in Industrial Gases – Asia, $1.3 in Industrial Gases – Global, $8.1 in Materials Technologies, and $12.6 in Corporate and other.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at 31 December 2014:

Severance and Other Benefits
2014 Charge	$12.7
Cash expenditures	(2.2)
30 September 2014	$10.5
2015 Charge	$32.4
Amount reflected in pension liability	(2.7)
Cash expenditures	(25.0)
Currency translation adjustment	(.1)
31 December 2014	$15.1

2013 Plan

During the fourth quarter of 2013, we recorded an expense of $231.6 ($157.9 after-tax, or $.74 per share) reflecting actions to better align our cost structure with current market conditions. The asset and contract actions primarily impacted the Electronics Materials business due to continued weakness in the photovoltaic (PV) and light-emitting diode (LED) markets. The severance and other contractual benefits primarily impacted our Industrial Gases businesses and corporate functions in response to weaker than expected business conditions in Europe and Asia, reorganization of our operations and functional areas, and previously announced senior executive changes. The remaining planned actions were completed in the first quarter of 2015.

The following table summarizes the carrying amount of the accrual for the 2013 Plan at 31 December 2014:

	Severance and Other Benefits	Asset Actions	Contract Actions/ Other	Total
2013 Charge	$71.9	$100.4	$59.3	$231.6
Amount reflected in pension liability	(6.9)	—	—	(6.9)
Noncash expenses	—	(100.4)	—	(100.4)
Cash expenditures	(3.0)	—	(58.5)	(61.5)
Currency translation adjustment	.4	—	—	.4
30 September 2013	$62.4	$—	$.8	$63.2
Cash expenditures	(51.7)	—	(.8)	(52.5)
Currency translation adjustment	(.6)	—	—	(.6)
30 September 2014	$10.1	$—	$—	$10.1
Cash expenditures	(7.1)	—	—	(7.1)
Currency translation adjustment	(.1)	—	—	(.1)
31 December 2014	$2.9	$—	$—	$2.9

5.	BUSINESS COMBINATIONS

On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied industrial gases production joint venture in North America for $22.6, which increased our ownership from 50% to 100%. The transaction was accounted for as a business combination, and subsequent to the acquisition, the results are consolidated within our Industrial Gases – Americas segment. The assets acquired, primarily plant and equipment, were recorded at their fair market values as of the acquisition date.

The acquisition date fair value of the previously held equity interest was determined using a discounted cash flow analysis under the income approach. The three months ended 31 December 2014 include a gain of $17.9 ($11.2 after-tax, or $.05 per share) as a result of revaluing our previously held equity interest to fair value as of the acquisition date. This gain is reflected on the consolidated income statements as “Gain on previously held equity interest.”

6.	INVENTORIES

The components of inventories are as follows:

	31 December 2014	30 September 2014
Finished goods	$506.3	$493.9
Work in process	37.6	34.1
Raw materials, supplies and other	273.6	283.4
	$817.5	$811.4
Less: Excess of FIFO cost over LIFO cost	(107.8)	(105.4)
	$709.7	$706.0

First-in, first-out (FIFO) cost approximates replacement cost. Our inventories generally have a high turnover, and as a result, there is little difference between the original cost of an item and its current replacement cost.

7.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2014 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Total
Balance at 30 September 2014	$327.2	$433.3	$140.0	$21.4	$315.4	$1,237.3
Acquisitions and adjustments	2.2	—	—	—	—	2.2
Currency translation and other	(3.1)	(21.8)	(4.0)	(.8)	(9.1)	(38.8)
Balance at 31 December 2014	$326.3	$411.5	$136.0	$20.6	$306.3	$1,200.7

	31 December 2014	30 September 2014
Goodwill, gross	$1,481.6	$1,522.1
Accumulated impairment losses (A)	(280.9)	(284.8)
Goodwill, net	$1,200.7	$1,237.3

(A)	Amount is attributable to the Industrial Gases – Americas segment and includes currency translation of $24.3 and $20.4 as of 31 December 2014 and 30 September 2014, respectively.

Due to the reorganization of our business effective as of 1 October 2014, we conducted a goodwill impairment test in the first quarter of 2015. We determined that the fair value of each of our reporting units except Latin America within the Industrial Gases – Americas segment substantially exceeded the carrying value. The fair value of the Latin America reporting unit exceeded its carrying value, and no impairment of goodwill was recorded. We previously recorded an impairment of goodwill of $305.2 related to this reporting unit in the fourth quarter of 2014. The carrying value of goodwill for the Latin America reporting unit at 31 December 2014 was $229.7.

The fair value of the Latin America reporting unit at 1 October 2014 was estimated based on a similar outlook and assumptions as those used for the testing at 30 September 2014. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever there are indicators of potential impairment.

8.	FINANCIAL INSTRUMENTS

Currency Price Risk Management

Our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency-denominated transactions and net investments in foreign operations. It is our policy to minimize our cash flow volatility from changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that our cash flows will change in value due to changes in exchange rates and by executing the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. The portfolio of forward exchange contracts consists primarily of Euros and British Pound Sterling as well as Euros and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2014 is 3.7 years.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2014		30 September 2014
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,243.5	.6	$2,965.5	.7
Net investment hedges	660.5	2.6	685.9	2.9
Not designated	1,079.6	.5	381.5	.1
Total Forward Exchange Contracts	$4,983.6	.8	$4,032.9	1.0

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency denominated debt and related accrued interest included €900.0 million ($1,089.3) and Chinese Renminbi 922.7 million ($148.6) at 31 December 2014 and €879.3 million ($1,110.6) and Chinese Renminbi 900.9 million ($146.8) at 30 September 2014. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt and short-term borrowings line items.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 December 2014, the outstanding interest rate swaps were denominated in U.S. dollars, Euros, and Chilean Pesos. The maximum remaining term of any interest rate swap designated as a cash flow hedge is .2 years. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts that lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2014				30 September 2014
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.77%	4.0	$600.0	LIBOR	2.77%	4.3
Cross currency interest rate swaps (net investment hedge)	$773.1	3.43%	2.01%	3.5	$404.5	3.70%	1.15%	2.7
Interest rate swaps (cash flow hedge)	$392.6	2.12%	.43%	.2	$431.7	2.36%	.71%	.4
Cross currency interest rate swaps (cash flow hedge)	$483.9	3.46%	2.86%	4.0	$446.3	3.39%	2.86%	4.2
Cross currency interest rate swaps (not designated)	$—	—%	—%	—	$15.4	3.62%	.05%	.8

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2014	30 September 2014	Balance Sheet Location	31 December 2014	30 September 2014
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$104.5	$78.9	Accrued liabilities	$109.0	$61.8
Interest rate management contracts	Other receivables	25.5	21.1	Accrued liabilities	31.2	18.8
Forward exchange contracts	Other noncurrent assets	31.8	10.5	Other noncurrent liabilities	2.6	3.1
Interest rate management contracts	Other noncurrent assets	77.9	54.6	Other noncurrent liabilities	—	.3
Total Derivatives Designated as Hedging Instruments		$239.7	$165.1		$142.8	$84.0
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$3.2	$4.0	Accrued liabilities	$1.6	$1.9
Interest rate management contracts	Other receivables	—	2.6	Accrued liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$3.2	$6.6		$1.6	$1.9
Total Derivatives		$242.9	$171.7		$144.4	$85.9

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(24.0)	$14.3	$—	$—	$.2	$(1.2)	$(23.8)	$13.1
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	(.6)	.2	—	—	—	—	(.6)	.2
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	18.8	(12.7)	—	—	(5.2)	1.4	13.6	(11.3)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(.3)	—	—	—	.3	(.2)	—	(.2)
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	.5	(.6)	—	—	—	—	.5	(.6)
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$3.5	$(4.4)	$3.5	$(4.4)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$20.1	$(9.9)	$31.1	$(13.6)	$10.1	$5.1	$61.3	$(18.4)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net (C)	$.2	$.1	$—	$—	$—	$—	$.2	$.1

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses, respectively, resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2014 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $11.7 as of 31 December 2014 and $2.1 as of 30 September 2014. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. These are the same agreements referenced in Credit Risk-Related Contingent Features above. The collateral that the counterparties would be required to post was $159.8 as of 31 December 2014 and $107.8 as of 30 September 2014. No financial institution is required to post collateral at this time, as all have credit ratings at or above the threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2014		30 September 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$139.5	$139.5	$93.4	$93.4
Interest rate management contracts	103.4	103.4	78.3	78.3
Liabilities
Derivatives
Forward exchange contracts	$113.2	$113.2	$66.8	$66.8
Interest rate management contracts	31.2	31.2	19.1	19.1
Long-term debt, including current portion	4,805.5	5,078.7	4,889.8	5,130.7

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2014				30 September 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$139.5	$—	$139.5	$—	$93.4	$—	$93.4	$—
Interest rate management contracts	103.4	—	103.4	—	78.3	—	78.3	—
Total Assets at Fair Value	$242.9	$—	$242.9	$—	$171.7	$—	$171.7	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$113.2	$—	$113.2	$—	$66.8	$—	$66.8	$—
Interest rate management contracts	31.2	—	31.2	—	19.1	—	19.1	—
Total Liabilities at Fair Value	$144.4	$—	$144.4	$—	$85.9	$—	$85.9	$—

10.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three months ended 31 December 2014 and 2013 were as follows:

	Pension Benefits				Other Benefits
	2014		2013		2014	2013
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$10.6	$8.2	$10.7	$8.8	$.7	$.8
Interest cost	31.2	15.0	32.7	16.6	.6	.6
Expected return on plan assets	(50.5)	(21.1)	(47.0)	(19.2)	—	—
Prior service cost amortization	.7	—	.7	.1	—	—
Actuarial loss amortization	19.8	10.5	19.6	8.8	.2	.4
Settlement and curtailment charges	(.1)	(.1)	—	—	—	—
Special termination benefits	2.7	—	.2	—	—	—
Other	1.1	.5	—	.5	—	—
Net periodic benefit cost	$15.5	$13.0	$16.9	$15.6	$1.5	$1.8

Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The amount of net periodic benefit cost capitalized in 2014 and 2013 was not material.

For the three months ended 31 December 2014 and 2013, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $76.4 and $31.4, respectively. Total contributions for fiscal 2015 are expected to be approximately $130 to $150. During fiscal 2014, total contributions were $78.2.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $67 at 31 December 2014) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $67 at 31 December 2014) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2014 and 30 September 2014 included an accrual of $84.8 and $86.2, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $84 to a reasonably possible upper exposure of $98 as of 31 December 2014.

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

PACE

At 31 December 2014, $31.7 of the environmental accrual was related to the Pace facility.

In 2006, we sold our Amines business, which included operations at Pace, Florida and recognized a liability for retained environmental obligations associated with remediation activities at Pace. We are required by the Florida Department of Environmental Protection (FDEP) and the United States Environmental Protection Agency (USEPA) to continue our remediation efforts. We estimated that it would take 20 years to complete the groundwater remediation, and the costs through completion were estimated to range from $42 to $52. As no amount within the range was a better estimate than another, we recognized a pretax expense in fiscal 2006 of $42 as a component of income from discontinued operations and recorded an environmental accrual of $42 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure range related to the Pace facility.

We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility. We expect the costs we will incur under the new Consent Order to be consistent with our previous estimates.

PIEDMONT

At 31 December 2014, $18.6 of the environmental accrual was related to the Piedmont site.

On 30 June 2008, we sold our Elkton, Maryland and Piedmont, South Carolina production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, we recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. We are required by the South Carolina Department of Health and Environmental Control to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. We estimate that it will take until 2017 to complete source area remediation and another 15 years thereafter to complete groundwater recovery, with costs through completion estimated to be $24. We recognized a pretax expense in 2008 of $24 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There has been no change to the estimated exposure.

PASADENA

At 31 December 2014, $12.1 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our polyurethane intermediates (PUI) production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that the pump and treat system will continue to operate for 30 years subsequent to the shutdown of the PUI production facility. We plan to perform additional work to address other environmental obligations at the site. This additional work includes investigating solid waste management units, which are now accessible as a result of the shutdown, remediating as required impacted soils, performing post closure care for two closed RCRA surface impoundment units and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13. There has been no change to the estimated exposure.

12.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 December 2014, there were 5,057,910 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

Three Months Ended 31 December	2014	2013
Before-Tax Share-Based Compensation Cost	$11.9	$11.8
Income Tax Benefit	(4.0)	(4.3)
After-Tax Share-Based Compensation Cost	$7.9	$7.5

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2015 and 2014 was not material.

Deferred Stock Units

During the three months ended 31 December 2014, we granted 116,111 market-based deferred stock units. The market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is the Company’s relative total shareholder return in relation to a defined peer group over the three year performance period beginning 1 October 2014 and ending 30 September 2017.

The market-based deferred stock units had an estimated grant-date fair value of $194.51 per unit. The grant-date fair value was estimated using a Monte Carlo simulation model as these equity awards were tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	19.6%
Risk-free interest rate	.9%
Expected dividend yield	2.5%

In addition, during the three months ended 31 December 2014, we granted 126,504 time-based deferred stock units at a weighted-average grant-date fair value of $144.14.

Stock Options

During the three months ended 31 December 2014, we granted 175,829 stock options at a weighted-average exercise price of $144.09 and an estimated fair value of $37.19 per option. The fair value of these options was estimated using a Black-Scholes option valuation model that used the following assumptions:

Expected volatility	30.3%
Expected dividend yield	2.6%
Expected life (in years)	7.5
Risk-free interest rate	2.2%

Restricted Stock

During the three months ended 31 December 2014, we issued 19,691 restricted shares at a weighted-average grant-date fair value of $144.09.

13.	EQUITY

The following is a summary of the changes in total equity:

	Three Months Ended 31 December
	2014			2013
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,365.8	$155.6	$7,521.4	$7,042.1	$156.8	$7,198.9
Net income (A)	324.6	7.5	332.1	290.2	7.6	297.8
Other comprehensive income (loss)	(228.7)	(5.1)	(233.8)	53.7	(1.1)	52.6
Dividends on common stock (per share $.77, $.71)	(165.4)	—	(165.4)	(150.3)	—	(150.3)
Dividends to noncontrolling interests	—	(6.2)	(6.2)	—	(4.6)	(4.6)
Share-based compensation	11.9	—	11.9	11.8	—	11.8
Issuance of treasury shares for stock option and award plans	30.1	—	30.1	13.2	—	13.2
Tax benefit of stock option and award plans	13.5	—	13.5	4.8	—	4.8
Purchase of noncontrolling interests	—	—	—	(.5)	—	(.5)
Other equity transactions	(.3)	—	(.3)	(1.0)	—	(1.0)
Balance at 31 December	$7,351.5	$151.8	$7,503.3	$7,264.0	$158.7	$7,422.7

(A)

Net income attributable to noncontrolling interests excludes net income related to redeemable noncontrolling interests, which is not included in total equity. Refer to Note 15, Noncontrolling Interests, for additional information.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three months ended 31 December 2014:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2014	$(28.5)	$(268.7)	$(944.7)	$(1,241.9)
Other comprehensive income (loss) before reclassifications	(23.8)	(244.4)	—	(268.2)
Amounts reclassified from AOCL	13.5	—	20.9	34.4
Net current period other comprehensive income (loss)	$(10.3)	$(244.4)	$20.9	$(233.8)
Amount attributable to noncontrolling interest	.1	(5.2)	—	(5.1)
Balance at 31 December 2014	$(38.9)	$(507.9)	$(923.8)	$(1,470.6)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended 31 December
	2014	2013
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$(.6)	$.2
Other income (expense), net	14.1	(11.9)
Interest expense	—	(.2)
Total (Gain) Loss on Cash Flow Hedges, net of tax	$13.5	$(11.9)

Pension and Postretirement Benefits, net of tax (A)	$20.9	$20.0

(A)

The components include items such as prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits.

15.	NONCONTROLLING INTERESTS

INDURA S.A.

Redeemable Noncontrolling Interest

In 2012, we purchased a 64.8% controlling equity interest in the outstanding shares of Indura S.A. As part of the purchase agreement, the largest minority shareholder in Indura S.A. has the right to exercise a put option to require us to purchase up to a 30.5% equity interest during the two-year period beginning on 1 July 2015, at a redemption value equal to the greater of fair market value or the acquisition date value escalated by an inflation factor (the “floor value”). The put option is not accounted for separate from the minority interest shares that are subject to the put option. The redemption feature of the put option requires classification of the minority shareholder’s interest in the consolidated balance sheet outside of equity under the caption “Redeemable Noncontrolling Interest.”

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

The following is a summary of the changes in redeemable noncontrolling interest for the three months ended 31 December:

	2014	2013
Balance at 30 September	$287.2	$375.8
Net income	5.4	1.3
Dividends	—	(3.5)
Currency translation adjustment	(3.9)	(14.9)
Balance at 31 December	$288.7	$358.7

As of 31 December 2014, we have a 67.3% controlling equity interest in Indura S.A.

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended 31 December
	2014	2013
Numerator
Income from continuing operations	$324.6	$287.1
Income from discontinued operations	—	3.1
Net Income Attributable to Air Products	$324.6	$290.2
Denominator (in millions)
Weighted average number of common shares – Basic	214.2	211.8
Effect of dilutive securities
Employee stock option and other award plans	2.4	2.5
Weighted average number of common shares – Diluted	216.6	214.3

Basic EPS Attributable to Air Products
Income from continuing operations	$1.52	$1.36
Income from discontinued operations	—	.01
Net Income Attributable to Air Products	$1.52	$1.37

Diluted EPS Attributable to Air Products
Income from continuing operations	$1.50	$1.34
Income from discontinued operations	—	.01
Net Income Attributable to Air Products	$1.50	$1.35

For the three months ended 31 December 2014 and 2013, outstanding share-based awards of .4 million and ..8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share.

17.	SUPPLEMENTAL INFORMATION

As of 31 December 2014, we have classified a 3.875% Eurobond for €300 million ($363.1) maturing in March 2015 as long-term debt because we have the ability to refinance the debt on a long-term basis under our $2,595.0 committed credit facility maturing 30 April 2018. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

18.	BUSINESS SEGMENT INFORMATION

The Company began operating under a new structure effective 1 October 2014. Our new reporting segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. Except in the Corporate and other segment, each reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our liquefied natural gas (LNG) and helium storage and distribution sale of equipment businesses are aggregated within the Corporate and other segment. The prior year information presented has been restated to conform with the fiscal year 2015 presentation.

The new reporting segments are:

—	Industrial Gases – Americas

—	Industrial Gases – EMEA (Europe, Middle East, and Africa)

—	Industrial Gases – Asia

—	Industrial Gases – Global

—	Materials Technologies

—	Energy-from-Waste

—	Corporate and other

Industrial Gases – Regional

The regional Industrial Gases (Americas, EMEA, Asia) segments include the results of our regional industrial gas businesses, which produce and sell atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air) and process gases such as hydrogen, carbon monoxide, helium, syngas, and specialty gases. We supply gases to customers in many industries, including those in metals, glass, chemical processing, energy production and refining, food processing, metallurgical industries, medical, and general manufacturing. We distribute gases to our customers through a variety of supply modes including liquid or gaseous bulk supply delivered by tanker or tube trailer and, for smaller customers, packaged gases delivered in cylinders and dewars or small on-sites (cryogenic or noncryogenic generators). For large-volume customers, we construct an on-site plant adjacent to or near the customer’s facility or deliver product from one of our pipelines. We are the world’s largest provider of hydrogen, which is used by refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels.

Electricity is the largest cost component in the production of atmospheric gases, and natural gas is the principal raw material for hydrogen, carbon monoxide, and syngas production. We mitigate energy and natural gas prices contractually through pricing formulas, surcharges, and cost pass-through arrangements. The regional Industrial Gases segments also include our share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in Mexico, Italy, South Africa, India, Saudi Arabia, and Thailand. Each of the regional Industrial Gases segments competes against global industrial gas companies as well as regional competitors. Competition is based primarily on price, reliability of supply, and the development of industrial gas applications. We derive a competitive advantage in locations where we have pipeline networks, which enable us to provide reliable and economic supply of products to larger customers.

Industrial Gases – Global

The Industrial Gases – Global segment includes cryogenic and gas processing equipment sales for air separation. The equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. The Industrial Gases – Global segment also includes centralized global costs associated with management of all the Industrial Gases segments. These costs include Industrial Gases global administrative costs, product development costs, and research and development costs. We compete with a large number of firms for all the offerings included in the Industrial Gases – Global segment. Competition in the equipment businesses is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

Materials Technologies

The Materials Technologies segment includes applications technology to make products that provide solutions to a broad range of global industries through chemical synthesis, analytical technology, process engineering, and surface science. This segment provides specialty gases, specialty chemicals, services, and equipment to the electronics industry primarily for the manufacture of silicon and compound semiconductors as well as liquid crystal (LCD) and other displays. The Materials Technologies segment also provides performance chemical solutions for the coatings, inks, adhesives, civil engineering, personal care, institutional and industrial cleaning, mining, oil field, polyurethane, and other industries. We compete in the businesses included in the Materials Technologies segment on a product-by-product basis against companies ranging from niche suppliers with a single product to large, vertically integrated companies. Competition is principally conducted on the basis of product performance, price, quality, reliability of product supply, technical innovation, service, and global infrastructure.

Energy-from-Waste

The Energy-from-Waste segment consists of two projects that are under construction in Tees Valley, United Kingdom. Once operational, these projects will process waste materials and generate renewable power for customers under long-term contracts.

Corporate and other

The Corporate and other segment includes two on-going global businesses (our LNG sale of equipment business and our helium storage and distribution vessel sale of equipment business), the polyurethane intermediates business that was exited in early fiscal year 2014, and corporate support functions that benefit all the segments. Competition for the two sale of equipment businesses is based primarily on technological performance, service, technical know-how, price, and performance guarantees.

Business Segment

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Energy- from- Waste	Corporate and other	Total
Three Months Ended 31 December 2014
Sales	$1,003.0	$500.8	$398.7	$59.0	$524.0	$—	$75.3	$2,560.8
Operating income	211.2	81.3	90.5	(17.9)	104.6	(2.5)	(22.7)	444.5
Depreciation and amortization	103.6	51.1	49.6	4.3	24.0	—	2.9	235.5
Equity affiliates’ income	17.2	10.3	14.6	.4	.6	—	—	43.1

Three Months Ended 31 December 2013
Sales	$943.9	$549.9	$395.3	$67.2	$479.5	$—	$109.7	$2,545.5
Operating income	184.5	85.2	82.7	(10.3)	64.3	(2.9)	(17.9)	385.6
Depreciation and amortization	104.0	54.9	46.4	1.7	24.5	—	2.7	234.2
Equity affiliates’ income	17.6	9.7	9.6	.7	.6	—	—	38.2

Total Assets
31 December 2014	$6,225.4	$3,414.7	$4,106.1	$345.2	$1,790.3	$689.4	$1,064.3	$17,635.4
30 September 2014	6,240.7	3,521.0	4,045.6	389.4	1,835.7	591.9	1,154.8	17,779.1

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three months ended 31 December 2014 and 2013, the Industrial Gases – Global segment had intersegment sales of $59.6 and $41.3, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments are generally transferred at cost and not reflected as an intersegment sale.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended 31 December
	2014	2013
Operating Income
Segment total	$444.5	$385.6
Business restructuring and cost reduction actions	(32.4)	—
Gain on previously held equity interest	17.9	—
Consolidated Total	$430.0	$385.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2014 Form 10-K. An analysis of results for the first quarter of 2015 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of results that follows includes comparisons to non-GAAP financial measures. For 2015, the non-GAAP measures exclude: business reorganization and cost reduction charges and the gain on the previously held equity interest. Included in these non-GAAP measures is Adjusted EBITDA, which we believe to be a useful operational metric. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our performance. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 31-32. Descriptions of the excluded items appear on page 26.

FIRST QUARTER 2015 VS. FIRST QUARTER 2014

FIRST QUARTER 2015 IN SUMMARY

—

Sales of $2,560.8 increased 1%, or $15.3. Underlying sales were up 4%, primarily due to higher volumes in the Industrial Gases – Americas, Materials Technologies, and Industrial Gases – Asia segments and favorable pricing in Industrial Gases – Americas, partially offset by the exit from our Polyurethane Intermediates (PUI) business. Unfavorable currency impacts decreased sales by 3%.

—

Operating income of $430.0 increased 12%, or $44.4, and operating margin of 16.8% increased 170 basis points (bp) primarily from higher volumes, favorable cost performance and higher pricing. On a non-GAAP basis, operating income of $444.5 increased 15%, or $58.9, and operating margin of 17.4% increased 230 bp.

—	Adjusted EBITDA of $723.1, increased 10%, or $65.1, primarily due to higher volumes, favorable cost performance, and higher pricing. Adjusted EBITDA margin of 28.2% increased 240 bp.

—

Net income of $324.6 increased 13%, or $37.5, and diluted earnings per share of $1.50 increased 12%, or $.16. On a non-GAAP basis, net income of $335.1 increased 17%, or $48.0, and diluted earnings per share of $1.55 increased 16%, or $.21. A summary table of changes in diluted earnings per share is presented below.

—	The Company realigned its businesses in new reporting segments and began operating under the new structure effective 1 October 2014.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended 31 December		Increase (Decrease)
	2014	2013
Diluted Earnings per Share
Net Income	$1.50	$1.35	$.15
Income from discontinued operations	—	.01	(.01)
Income from Continuing Operations – GAAP Basis	1.50	1.34	.16
Business restructuring and cost reduction actions	.10	—	.10
Gain on previously held equity interest	(.05)	—	(.05)
Income from Continuing Operations – Non-GAAP Basis	$1.55	$1.34	$.21

Operating Income (after-tax)
Underlying business
Volume			$.14
Price/raw materials			.04
Costs			.08
Currency			(.05)
Operating Income			$.21

Other (after-tax)
Equity affiliates’ income			$.02
Interest expense			.02
Noncontrolling interests			(.02)
Average shares outstanding			(.02)
Other			$—
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.21

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2014	2013	$ Change	Change
Sales	$2,560.8	$2,545.5	$15.3	1%
Operating income	430.0	385.6	44.4	12%
Operating margin	16.8%	15.1%		170bp
Equity affiliates’ income	43.1	38.2	4.9	13%
Non-GAAP Basis
Adjusted EBITDA	$723.1	$658.0	$65.1	10%
Adjusted EBITDA margin	28.2%	25.8%		240bp
Operating income	444.5	385.6	58.9	15%
Operating margin	17.4%	15.1%		230bp

Sales

% Change from Prior Year
Underlying business
Volume	3%
Price	1%
Currency	(3)%
Total Consolidated Change	1%

Underlying sales increased 4% from higher volumes of 3% and higher pricing of 1%. Volumes increased from growth in the Industrial Gases – Americas, Materials Technologies, and Industrial Gases – Asia segments, partially offset by the exit from our PUI business, which decreased sales by 1%. The favorable pricing was primarily in the Industrial Gases – Americas segment.

Operating Income

Operating income of $430.0 increased 12%, or $44.4, as higher volumes of $39, lower operating costs of $23, and favorable pricing net of energy and distribution costs of $11, were partially offset by unfavorable currency impacts of $14. The current year also included a charge of $32 for business restructuring and cost reduction actions and a gain of $18 on the previously held equity interest. On a non-GAAP basis, operating income of $444.5 increased 15%, or $58.9, and operating margin of 17.4% increased 230 bp.

Adjusted EBITDA

We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain items previously discussed, which the Company does not believe to be indicative of ongoing business trends, plus interest expense, income tax provision, and depreciation and amortization expense. We believe Adjusted EBITDA is a useful operational metric.

Adjusted EBITDA of $723.1 increased 10%, or $65.1, primarily due to higher volumes, favorable cost performance, and higher pricing. Adjusted EBITDA margin of 28.2% increased 240 bp.

Equity Affiliates’ Income

Income from equity affiliates of $43.1 increased $4.9 primarily due to higher volumes and favorable cost performance in our Industrial Gases – Asia affiliates.

Selling and Administrative Expense

Selling and administrative expense of $258.2 decreased $22.7 primarily due to lower costs, including the benefits of our recent cost reduction actions, of $13 and favorable currency effects of $10. Selling and administrative expense, as a percent of sales, decreased from 11.0% to 10.1%.

Research and Development

Research and development expense of $35.4 increased $1.9. Research and development expense, as a percent of sales, was 1.4% and 1.3% in 2015 and 2014, respectively.

Business Restructuring and Cost Reduction Actions

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses in new reporting segments and other organizational changes, effective as of 1 October 2014. As a result of this reorganization, we will incur ongoing severance and other charges. In the first quarter of 2015, we recognized an expense of $32.4 ($21.7 after-tax, or $.10 per share) related to the elimination of approximately 450 positions. In the fourth quarter of 2014, we recognized expense of $12.7 ($8.2 after-tax, or $.04 per share) related to the elimination of approximately 50 positions. We expect these actions to provide approximately $50 in savings in fiscal year 2015. In fiscal year 2016 and beyond, we expect these actions to provide approximately $60 of annual savings. Refer to Note 4, Business Restructuring and Cost Reduction Actions, for additional details.

Gain on Previously Held Equity Interest

On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied industrial gases production joint venture in North America for $22.6 which increased our ownership from 50% to 100%. The transaction was accounted for as a business combination, and subsequent to the acquisition, the results are consolidated within our Industrial Gases – Americas segment. The assets acquired, primarily plant and equipment, were recorded at their fair market values as of the acquisition date.

The acquisition date fair value of the previously held equity interest was determined using a discounted cash flow analysis under the income approach. The three months ended 31 December 2014 include a gain of $17.9 ($11.2 after-tax, or $.05 per share) as a result of revaluing our previously held equity interest to fair value as of the acquisition date.

Other Income (Expense), Net

Other income (expense), net of $8.3 decreased $12.1 as the prior year included higher gains from the sale of assets, including emissions credits. Otherwise, no individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2014	2013
Interest incurred	$40.2	$40.8
Less: capitalized interest	11.1	7.5
Interest expense	$29.1	$33.3

Interest incurred decreased $.6. The decrease was driven primarily by the impact of a stronger U.S. dollar on the translation of foreign currency interest, partially offset by a higher average debt balance. The change in capitalized interest was driven by an increase in projects under construction.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 24.0% and 24.2% in the first quarter of 2015 and 2014, respectively. In the current year, the impacts of the business restructuring and cost reduction actions and the gain on our previously held equity interest decreased our effective tax rate by 10 bp. Refer to Note 4, Business Restructuring and Cost Reduction Actions, and Note 5, Business Combinations, for additional details regarding these items. On a non-GAAP basis, the effective tax rate was 24.1% and 24.2% in 2015 and 2014, respectively.

Discontinued Operations

In the first quarter of 2014, we sold the remaining portion of the Homecare business for £6.1 million ($9.8) and recorded a gain on sale of $2.4. Refer to Note 3, Discontinued Operations, for additional details.

Segment Analysis

Industrial Gases – Americas

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$1,003.0	$943.9	$59.1	6%
Operating income	211.2	184.5	26.7	14%
Operating margin	21.1%	19.5%		160bp
Equity affiliates’ income	17.2	17.6	(.4)	(2)%
Adjusted EBITDA	332.0	306.1	25.9	8%
Adjusted EBITDA margin	33.1%	32.4%		70bp

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	3%
Currency	(3)%
Energy and raw material cost pass-through	2%
Total Industrial Gases – Americas Sales Change	6%

Underlying sales increased 7% from higher volumes of 4% and higher pricing of 3%. Volumes increased in North America from growth in liquid oxygen, nitrogen, and argon due to strong demand across our customer base. Additionally, hydrogen volumes were higher due to strong demand from refinery customers. In Latin America, volumes were flat due to continued economic weakness in the region. Pricing was higher due to general price increases and inflation recovery.

Currency decreased sales by 3% primarily due to the impacts of the Chilean Peso and Canadian Dollar. Higher energy contractual cost pass-through to customers increased sales by 2%.

Industrial Gases – Americas Operating Income and Margin

Operating income increased 14%, or $26.7, due to higher pricing net of energy and distribution costs of $17 and higher volumes of $12, partially offset by unfavorable currency impacts of $3. Operating margin increased 160 bp from the prior year due to the higher volumes and pricing.

Industrial Gases – Americas Equity Affiliates’ Income

Equity affiliates’ income of $17.2 decreased $.4.

Industrial Gases – EMEA

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$500.8	$549.9	$(49.1)	(9)%
Operating income	81.3	85.2	(3.9)	(5)%
Operating margin	16.2%	15.5%		70bp
Equity affiliates’ income	10.3	9.7	.6	6%
Adjusted EBITDA	142.7	149.8	(7.1)	(5)%
Adjusted EBITDA margin	28.5%	27.2%		130bp

Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	—%
Currency	(7)%
Energy and raw material cost pass-through	(2)%
Total Industrial Gases – EMEA Sales Change	(9)%

Underlying sales were flat as higher liquid/bulk volumes were offset by lower cylinder volumes due to weakness in the metal fabrication and construction markets. Unfavorable currency effects from the Euro, the British Pound Sterling, and the Polish Zloty reduced sales by 7%. Lower energy contractual cost pass-through to customers decreased sales by 2%.

Industrial Gases – EMEA Operating Income and Margin

Operating income decreased by 5%, or $3.9, primarily due to unfavorable currency impacts. Operating margin increased 70 bp from the prior year.

Industrial Gases – EMEA Equity Affiliates’ Income

Equity affiliates’ income of $10.3 increased $.6.

Industrial Gases – Asia

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$398.7	$395.3	$3.4	1%
Operating income	90.5	82.7	7.8	9%
Operating margin	22.7%	20.9%		180bp
Equity affiliates’ income	14.6	9.6	5.0	52%
Adjusted EBITDA	154.7	138.7	16.0	12%
Adjusted EBITDA margin	38.8%	35.1%		370bp

Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	6%
Price	(1)%
Currency	(2)%
Energy and raw material cost pass-through	(2)%
Total Industrial Gases – Asia Sales Change	1%

Underlying sales increased by 5% from higher volumes of 6%, partially offset by lower pricing of 1%. Volumes were higher primarily from new plants, and in particular, a large on-site project in China. Pricing was slightly lower due to continued pricing pressure on liquid products in China. Unfavorable currency impacts decreased sales by 2%. Lower energy contractual cost-pass through to customers decreased sales by 2%.

Industrial Gases – Asia Operating Income and Margin

Operating income increased 9%, or $7.8, primarily due to higher volumes of $11 and lower operating costs of $6, partially offset by lower pricing net of power and distribution costs of $8. Operating margin increased 180 bp from the prior year primarily due to the higher volumes and favorable cost performance, partially offset by lower pricing.

Industrial Gases – Asia Equity Affiliates’ Income

Equity affiliates’ income of $14.6 increased $5.0 primarily due to higher volumes and favorable cost performance.

Industrial Gases – Global

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$59.0	$67.2	$(8.2)	(12)%
Operating loss	(17.9)	(10.3)	(7.6)	(74)%

Industrial Gases – Global Sales and Operating Loss

Sales of $59.0 decreased $8.2, or 12%, primarily due to lower project activity. Operating loss of $17.9 increased by $7.6 due to lower inventory costs in the prior year and the lower project activity.

Materials Technologies

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$524.0	$479.5	$44.5	9%
Operating income	104.6	64.3	40.3	63%
Operating margin	20.0%	13.4%		660bp
Adjusted EBITDA	129.2	89.4	39.8	45%
Adjusted EBITDA margin	24.7%	18.6%		610bp

Materials Technologies Sales

% Change from Prior Year
Underlying business
Volume	11%
Price	—%
Currency	(2)%
Total Materials Technologies Sales Change	9%

Sales increased by 9% as higher volumes of 11% were partially offset by unfavorable currency impacts of 2%. Electronics Materials sales increased 13% from growth across all product lines. Performance Materials sales increased 6% from higher volumes across all product lines and major regions due to higher demand and new product introductions. Currency was unfavorable primarily due to the Euro.

Materials Technologies Operating Income and Margin

Operating income of $104.6 increased 63%, or $40.3, primarily from higher volumes of $21 and lower costs of $20. The lower costs include higher inventory costs in the prior year and the benefits of our recent business restructuring and cost reduction actions. Operating margin increased 660 bp primarily from the higher volumes and improved cost performance.

Energy-from-Waste

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Operating loss	$(2.5)	$(2.9)	$.4	14%
Adjusted EBITDA	(2.5)	(2.9)	.4	14%

The Energy-from-Waste segment consists of two projects that are under construction in Tees Valley, United Kingdom. Once operational, these projects will process waste materials and generate renewable power for customers under long-term contracts. Costs incurred prior to project completion include a land lease and commercial management.

Corporate and other

	Three Months Ended 31 December
	2014	2013	$ Change	% Change
Sales	$75.3	$109.7	$(34.4)	(31)%
Operating loss	(22.7)	(17.9)	(4.8)	(27)%
Adjusted EBITDA	(19.8)	(15.2)	(4.6)	(30)%

Corporate and other Sales and Operating Loss

Sales of $75.3 and operating loss of $22.7 were unfavorable versus the prior year due to the exit from our PUI business, which was completed in the first quarter of fiscal year 2014. Higher liquefied natural gas (LNG) project activity was offset by lower helium container sales. In the prior year, the PUI business contributed $13 of operating income.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of first quarter results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which our management uses internally to evaluate our operating performance. Definitions of non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures. Presented below are reconciliations of the reported GAAP results to the non-GAAP measures.

CONSOLIDATED RESULTS

	Continuing Operations
	Operating Income	Operating Margin (A)	Income	Diluted EPS
2015 GAAP	$430.0	16.8%	$324.6	$1.50
2014 GAAP	385.6	15.1%	287.1	1.34
Change GAAP	$44.4	170bp	$37.5	$.16
% Change GAAP	12%		13%	12%

2015 GAAP	$430.0	16.8%	$324.6	$1.50
Business restructuring and cost reduction actions (tax impact $10.7)	32.4	1.3%	21.7	.10
Gain on previously held equity interest (tax impact $6.7)	(17.9)	(.7)%	(11.2)	(.05)
2015 Non-GAAP Measure	$444.5	17.4%	$335.1	$1.55

2014 GAAP	$385.6	15.1%	$287.1	$1.34
2014 Non-GAAP Measure	$385.6	15.1%	$287.1	$1.34

Change Non-GAAP Measure	$58.9	230bp	$48.0	$.21
% Change Non-GAAP Measure	15%		17%	16%

(A)	Operating margin is calculated by dividing operating income by sales.

ADJUSTED EBITDA

We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain items previously discussed, which the Company does not believe to be indicative of ongoing business trends, plus interest expense, income tax provision, and depreciation and amortization expense. We believe Adjusted EBITDA is a useful operational metric.

Below is a reconciliation from Income from Continuing Operations to Adjusted EBITDA:

	Three Months Ended 31 December
	2014	2013
Income from Continuing Operations (A)	$337.5	$296.0
Add: Interest expense	29.1	33.3
Add: Income tax provision	106.5	94.5
Add: Depreciation and amortization	235.5	234.2
Add: Business restructuring and cost reduction actions	32.4	—
Less: Gain on previously held equity interest	17.9	—
Adjusted EBITDA	$723.1	$658.0
Change from prior year	65.1
% Change from prior year	10%

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation from segment Operating Income to Adjusted EBITDA:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Energy- from- Waste	Corporate and other	Total
Three Months Ended 31 December 2014
Operating Income	$211.2	$81.3	$90.5	$(17.9)	$104.6	$(2.5)	$(22.7)	$444.5
Add: Depreciation and amortization	103.6	51.1	49.6	4.3	24.0	—	2.9	235.5
Add: Equity affiliates’ income	17.2	10.3	14.6	.4	.6	—	—	43.1
Adjusted EBITDA	$332.0	$142.7	$154.7	$(13.2)	$129.2	$(2.5)	$(19.8)	$723.1
Adjusted EBITDA margin	33.1%	28.5%	38.8%		24.7%			28.2%

Three Months Ended 31 December 2013
Operating Income	$184.5	$85.2	$82.7	$(10.3)	$64.3	$(2.9)	$(17.9)	$385.6
Add: Depreciation and amortization	104.0	54.9	46.4	1.7	24.5	—	2.7	234.2
Add: Equity affiliates’ income	17.6	9.7	9.6	.7	.6	—	—	38.2
Adjusted EBITDA	$306.1	$149.8	$138.7	$(7.9)	$89.4	$(2.9)	$(15.2)	$658.0
Adjusted EBITDA margin	32.4%	27.2%	35.1%		18.6%			25.8%
Adjusted EBITDA change	$25.9	$(7.1)	$16.0	$(5.3)	$39.8	$.4	$(4.6)	$65.1
Adjusted EBITDA % change	8%	(5)%	12%	(67)%	45%	14%	(30)%	10%
Adjusted EBITDA margin change	70bp	130bp	370bp		610bp			240bp

INCOME TAXES

	Effective Tax Rate
	2015	2014
Income Tax Provision — GAAP	$106.5	$94.5
Income from continuing operations before taxes — GAAP	$444.0	$390.5
Effective Tax Rate — GAAP	24.0%	24.2%

Income Tax Provision — GAAP	$106.5	$94.5
Business restructuring and cost reduction actions	10.7	—
Gain on previously held equity interest	(6.7)	—
Income Tax Provision — Non-GAAP Measure	$110.5	$94.5

Income from continuing operations before taxes — GAAP	$444.0	$390.5
Business restructuring and cost reduction actions	32.4	—
Gain on previously held equity interest	(17.9)	—
Income from continuing operations before taxes — Non-GAAP Measure	$458.5	$390.5
Effective Tax Rate — Non-GAAP Measure	24.1%	24.2%

PENSION BENEFITS

For the three months ended 31 December 2014, required cash contributions to funded pension plans and benefit payments under unfunded pension plans were $76.4. For the three months ended 31 December 2013, cash contributions were $31.4. Total contributions for fiscal 2015 are expected to be approximately $130 to $150. During fiscal 2014, total contributions were $78.2.

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. We expect to record pension settlement losses of approximately $20 to $25 in the second quarter of 2015. We also anticipate additional pension settlement losses in the second half of fiscal year 2015.

Refer to Note 10, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2015. We continue to have consistent access to commercial paper markets and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 December 2014, we had $229.4 of foreign cash and cash items compared to total cash and cash items of $238.8. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

The narrative below refers to the consolidated statements of cash flows included on page 6.

Operating Activities

For the first three months of 2015, cash provided by operating activities was $486.6. Income from continuing operations of $324.6 reflected the non-cash gain on the previously held equity interest of $17.9 and undistributed earnings of unconsolidated affiliates of $31.3. Income from continuing operations is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, share-based compensation, and noncurrent capital lease receivables. Other adjustments included pension and postretirement expense of $27.3 and contributions to our pension plans of $76.4, primarily for plans in the U.S. and U.K. Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. The working capital accounts were a source of cash of $6.2.

For the first three months of 2014, cash provided by operating activities was $546.2, primarily driven by income from continuing operations of $287.1. The working capital accounts were a use of cash of $24.1, including an increase in trade receivables of $17.7 and a decrease in accounts payable and accrued liabilities of $65.2 which included payments related to the business restructuring and cost reduction plans of $4.9. We contributed $31.4 to our pension plans, primarily for plans in the U.K.

Investing Activities

For the first three months of 2015, cash used for investing activities was $463.2, primarily driven by capital expenditures for plant and equipment of $446.5. On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied industrial gases production joint venture in North America which increased our ownership from 50% to 100%. Refer to Note 5, Business Combinations, to the consolidated financial statements for additional information.

For the first three months of 2014, cash used for investing activities was $385.6, primarily driven by capital expenditures for plant and equipment of $391.1.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2014	2013
Additions to plant and equipment	$446.5	$391.1
Acquisitions, less cash acquired	22.6	—
Capital expenditures on a GAAP basis	$469.1	$391.1
Capital lease expenditures (A)	31.9	48.1
Purchase of noncontrolling interests (A)	—	.5
Capital expenditures on a Non-GAAP basis	$501.0	$439.7

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

The sales backlog for the Company at 31 December 2014 was $519, compared to $520 at 30 September 2014. The sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technology that are under firm contracts.

Financing Activities

For the first three months of 2015, cash used for financing activities was $111.9. The primary use of cash was to pay dividends of $164.4. Proceeds from stock option exercises were $42.1 and our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash of $16.4.

For the first three months of 2014, cash used for financing activities was $238.2. The primary use of cash was to pay dividends of $149.9. Additionally, our borrowings (short- and long-term proceeds, net of repayments) were a net use of cash of $93.5, driven primarily by the repayment of a 3.75% Eurobond of €300 million ($401.0) in November 2013, partially offset by an increase in commercial paper and short-term borrowings of $339.1.

Discontinued Operations

For the first three months of 2015, there were no discontinued operations.

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

Financing and Capital Structure

Capital needs were satisfied primarily with cash from operations. Total debt at 31 December 2014 and 30 September 2014, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity plus redeemable noncontrolling interest), was constant at 43.9%. Total debt decreased from $6,118.5 at 30 September 2014 to $6,089.0 at 31 December 2014.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement maturing 30 April 2018 with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. Effective 30 June 2014, the 2013 Credit Agreement was amended to increase the facility to $2,595.0. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization (total debt plus total equity plus redeemable noncontrolling interest) no greater than 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 31 December 2014.

Commitments totaling $176.0 are maintained by our foreign subsidiaries, of which $176.0 was borrowed and outstanding at 31 December 2014.

As of 31 December 2014, we are in compliance with all of the financial and other covenants under our debt agreements.

As of 31 December 2014, we classified our 3.875% Eurobond of €300 million ($363.1) maturing in March 2015 as long-term debt because we have the ability to refinance the debt under the 2013 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2015, we did not purchase any of our outstanding shares. At 31 December 2014, $485.3 in share repurchase authorization remains.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since 30 September 2014.

COMMITMENTS AND CONTINGENCIES

There have been no material changes to commitments and contingencies since 30 September 2014. For current updates on Litigation and Environmental matters, refer to Note 11, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements since 30 September 2014. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

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

Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements. There have been no changes in accounting policy in the current period that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

NEW ACCOUNTING GUIDANCE

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about earnings guidance and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, weakening or reversal of global or regional economic recovery; significant fluctuations in interest rates and foreign currencies from that currently anticipated; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; the impact of competitive products and pricing; unexpected changes in raw material supply and markets; the impact of price fluctuations in natural gas and disruptions in markets and the economy due to oil price volatility; unanticipated asset impairments or losses; the ability to recover increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory investigations; the impact of management and organizational changes, including pension settlement and other associated costs; the success of productivity programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; political risks, including the risks of unanticipated government actions that may result in project delays, cancellations or expropriations; the impact of changes in environmental, tax or other legislation and regulatory activities in jurisdictions in which the Company and its affiliates operate; the impact on the effective tax rate of changes in the mix of earnings among our U.S. and international operations; and other risk factors described in the Company’s Form 10-K for its fiscal year ended September 30, 2014. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2014 Form 10-K.

The net financial instrument position decreased from a liability of $5,044.9 at 30 September 2014 to a liability of $4,980.2 at 31 December 2014. The decrease was due primarily to a stronger U.S. dollar which reduced the translated value of foreign currency debt.

There were no material changes to the sensitivity analysis related to the fixed portion of our debt portfolio since 30 September 2014.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2014.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 December 2014, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase in the net liability position of financial instruments of $466 at 31 December 2014 versus $419 at 30 September 2014, respectively. The change in the sensitivity analysis includes a higher notional amount of cross currency interest rate swaps primarily to hedge intercompany loans as of 31 December 2014.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 December 2014 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company began operating under a new structure effective 1 October 2014. As a result of the new organizational structure, there have been changes in the individuals responsible for executing the controls; however, we continue to execute our business processes under the same controls.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2015 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 30 January 2015	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2015 awards.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1.	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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