Form 10-Q
period 2015-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2016-01-29
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 December 2015

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2015
Common Stock, $1 par value	215,650,358

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars, except for share data)	2015	2014
Sales	$2,355.8	$2,560.8
Cost of sales	1,598.0	1,831.0
Selling and administrative	212.0	258.2
Research and development	32.4	35.4
Business separation costs	12.0	—
Project suspension costs	14.3	—
Business restructuring and cost reduction actions	—	32.4
Gain on previously held equity interest	—	17.9
Other income (expense), net	5.9	8.3
Operating Income	493.0	430.0
Equity affiliates’ income	33.7	43.1
Interest expense	22.2	29.1
Income Before Taxes	504.5	444.0
Income tax provision	132.5	106.5
Net Income	372.0	337.5
Less: Net Income Attributable to Noncontrolling Interests	8.4	12.9
Net Income Attributable to Air Products	$363.6	$324.6

Earnings Per Common Share Attributable to Air Products
Net income attributable to Air Products — Basic	$1.68	$1.52
Net income attributable to Air Products — Diluted	1.67	1.50

Weighted Average Common Shares — Basic (in millions)	215.8	214.2
Weighted Average Common Shares — Diluted (in millions)	217.6	216.6
Dividends Declared Per Common Share — Cash	$.81	$.77

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2015	2014
Net Income	$372.0	$337.5
Other Comprehensive Loss, net of tax:
Translation adjustments, net of tax of ($6.7) and $16.1	(102.9)	(244.4)
Net gain (loss) on derivatives, net of tax of $4.8 and ($11.4)	16.0	(23.8)
Reclassification adjustments:
Currency translation adjustment	2.4	—
Derivatives, net of tax of ($8.0) and $5.4	(19.3)	13.5
Pension and postretirement benefits, net of tax of $10.1 and $10.1	21.1	20.9
Total Other Comprehensive Loss	(82.7)	(233.8)
Comprehensive Income	289.3	103.7
Net Income Attributable to Noncontrolling Interests	8.4	12.9
Other Comprehensive Loss Attributable to Noncontrolling Interests	—	(5.1)
Comprehensive Income Attributable to Air Products	$280.9	$95.9

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 December 2015	30 September 2015
Assets
Current Assets
Cash and cash items	$279.1	$206.4
Trade receivables, net	1,288.5	1,406.2
Inventories	665.6	657.8
Contracts in progress, less progress billings	129.1	110.8
Prepaid expenses	59.2	67.3
Other receivables and current assets	357.5	345.0
Total Current Assets	2,779.0	2,793.5
Investment in net assets of and advances to equity affiliates	1,262.4	1,265.7
Plant and equipment, at cost	20,443.2	20,354.6
Less: accumulated depreciation	10,824.2	10,717.7
Plant and equipment, net	9,619.0	9,636.9
Goodwill, net	1,115.4	1,131.3
Intangible assets, net	491.0	508.3
Noncurrent capital lease receivables	1,319.4	1,350.2
Other noncurrent assets	674.1	648.6
Total Noncurrent Assets	14,481.3	14,541.0
Total Assets	$17,260.3	$17,334.5

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,533.5	$1,658.7
Accrued income taxes	91.6	55.8
Short-term borrowings	1,539.4	1,494.3
Current portion of long-term debt	407.9	435.6
Total Current Liabilities	3,572.4	3,644.4
Long-term debt	3,870.5	3,949.1
Other noncurrent liabilities	1,487.2	1,556.5
Deferred income taxes	831.2	803.4
Total Noncurrent Liabilities	6,188.9	6,309.0
Total Liabilities	9,761.3	9,953.4
Commitments and Contingencies – See Note 13
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2016 and 2015 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	901.9	904.7
Retained earnings	10,768.7	10,580.4
Accumulated other comprehensive loss	(2,208.6)	(2,125.9)
Treasury stock, at cost (2016 – 33,805,226 shares; 2015 – 34,096,471 shares)	(2,344.3)	(2,359.6)
Total Air Products Shareholders’ Equity	7,367.1	7,249.0
Noncontrolling Interests	131.9	132.1
Total Equity	7,499.0	7,381.1
Total Liabilities and Equity	$17,260.3	$17,334.5

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 December
(Millions of dollars)	2015	2014
Operating Activities
Net Income	$372.0	$337.5
Less: Net income attributable to noncontrolling interests	8.4	12.9
Net income attributable to Air Products	363.6	324.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	232.7	235.5
Deferred income taxes	42.9	26.2
Gain on previously held equity interest	—	(17.9)
Undistributed earnings of unconsolidated affiliates	7.0	(31.3)
Share-based compensation	10.2	11.9
Noncurrent capital lease receivables	12.5	(8.1)
Other adjustments	(42.0)	(60.5)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	97.1	22.3
Inventories	(14.0)	(16.0)
Contracts in progress, less progress billings	(20.0)	6.8
Other receivables	(23.7)	(27.3)
Payables and accrued liabilities	(113.4)	5.0
Other working capital	20.6	15.4
Cash Provided by Operating Activities	573.5	486.6
Investing Activities
Additions to plant and equipment	(350.6)	(446.5)
Acquisitions, less cash acquired	—	(22.6)
Proceeds from sale of assets and investments	47.2	3.7
Other investing activities	2.0	2.2
Cash Used for Investing Activities	(301.4)	(463.2)
Financing Activities
Long-term debt proceeds	—	.9
Payments on long-term debt	(65.5)	(38.5)
Net increase in commercial paper and short-term borrowings	45.5	54.0
Dividends paid to shareholders	(174.4)	(164.4)
Proceeds from stock option exercises	10.3	42.1
Excess tax benefit from share-based compensation	4.9	13.4
Other financing activities	(18.8)	(19.4)
Cash Used for Financing Activities	(198.0)	(111.9)
Effect of Exchange Rate Changes on Cash	(1.4)	(9.3)
Increase (Decrease) in Cash and Cash Items	72.7	(97.8)
Cash and Cash Items – Beginning of Year	206.4	336.6
Cash and Cash Items – End of Period	$279.1	$238.8

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2015 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2016 other than those detailed in Note 2, New Accounting Guidance. Certain prior year information has been reclassified to conform to the fiscal year 2016 presentation.

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

Accounting Guidance Implemented in 2016

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. As of the first quarter of fiscal year 2016, we adopted this guidance on a retrospective basis. Accordingly, prior year amounts have been reclassified to conform to the current year presentation. The guidance, which did not change the existing requirement to net deferred tax assets and liabilities within a jurisdiction, resulted in a reclassification adjustment that increased noncurrent deferred tax assets by $13.7 and decreased noncurrent deferred tax liabilities by $99.9 as of 30 September 2015.

Discontinued Operations

In April 2014, the FASB issued an update to change the criteria for determining which disposals qualify as a discontinued operation and to expand related disclosure requirements. Under the new guidance, a disposal is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on operations and financial results. We adopted this guidance prospectively for new disposals and new disposal groups classified as held for sale beginning in the first quarter of fiscal year 2016. This guidance had no impact on our consolidated financial statements upon adoption.

New Accounting Guidance to be Implemented

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

3.	MATERIALS TECHNOLOGIES SEPARATION

On 16 September 2015, the Company announced its intention to separate its Materials Technologies business into an independent publicly traded company. Subsequent to the satisfaction of specific conditions, the separation will be accomplished by distribution to Air Products shareholders of all of the shares of common stock of Versum Materials, LLC, or Versum, a newly formed company which will hold the Materials Technologies business. Versum is currently a wholly owned subsidiary of the Company and will be converted from a limited liability company to a Delaware corporation (Versum Materials, Inc.) prior to the distribution.

During the first quarter of 2016, we incurred legal and other advisory fees of $12.0 ($.06 per share) related to the intended separation. Since the announcement, we have incurred $19.5 in separation fees. These fees are reflected on the consolidated income statements as “Business separation costs.” The results of operations, financial condition, and cash flows of the Materials Technologies business will continue to be presented within our consolidated financial statements as continuing operations until the Board of Directors approves the final separation and the separation occurs, at which time we expect the financial presentation of the historical results of this business will be reflected as a discontinued operation.

4.	BUSINESS RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

Business Realignment and Reorganization

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses in new reporting segments and other organizational changes, effective as of 1 October 2014. As a result of this reorganization, we incurred severance and other charges throughout fiscal year 2015.

In fiscal year 2015, we recognized an expense of $207.7. Severance and other benefits totaled $151.9 and related to the elimination of approximately 2,000 positions. Asset and associated contract actions totaled $55.8 and related primarily to a plant shutdown in the Corporate and other segment and the exit of product lines within the Industrial Gases – Global and Materials Technologies segments. The 2015 charges related to the segments as follows: $31.7 in Industrial Gases – Americas, $52.2 in Industrial Gases – EMEA, $10.3 in Industrial Gases – Asia, $37.0 in Industrial Gases – Global, $27.6 in Materials Technologies, and $48.9 in Corporate and other.

For the three months ended 31 December 2014, we recognized an expense of $32.4 ($21.7 after-tax, or $.10 per share).

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at 31 December 2015:

	Severance and Other Benefits	Asset Actions/Other	Total
30 September 2014	$10.5	$—	$10.5
2015 Charge	151.9	55.8	207.7
Amount reflected in pension liability	(14.0)	—	(14.0)
Noncash expenses	—	(47.4)	(47.4)
Cash expenditures	(113.5)	(1.2)	(114.7)
Currency translation adjustment	(.4)	—	(.4)
30 September 2015	$34.5	$7.2	$41.7
Cash expenditures	(11.3)	(1.8)	(13.1)
Currency translation adjustment	(.5)	—	(.5)
31 December 2015	$22.7	$5.4	$28.1

5.	BUSINESS COMBINATION

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

6.	INVENTORIES

The components of inventories are as follows:

	31 December 2015	30 September 2015
Finished goods	$483.9	$494.9
Work in process	31.3	34.4
Raw materials, supplies and other	244.6	229.3
	$759.8	$758.6
Less: Excess of FIFO cost over LIFO cost	(94.2)	(100.8)
Inventories	$665.6	$657.8

First-in, first-out (FIFO) cost approximates replacement cost.

7.	EQUITY AFFILIATES

On 19 April 2015, a joint venture between Air Products and ACWA Holding entered into a 20-year oxygen and nitrogen supply agreement to supply Saudi Aramco’s oil refinery and power plant being built in Jazan, Saudi Arabia. Air Products owns 25% of the joint venture and guarantees the repayment of its share of an equity bridge loan. ACWA also guarantees their share of the loan. As of 31 December 2015, we have a noncurrent liability of $94.3 for our obligation to make future equity contributions based on our proportionate share of the advances received by the joint venture under the loan. In the first quarter of 2016, we recorded a noncash transaction which resulted in an increase of $26.8 to our investment in net assets of and advances to equity affiliates, which has been excluded from the consolidated statements of cash flows. In total, we expect to invest approximately $100 in this joint venture. We determined that the joint venture is a variable interest entity, for which we are not the primary beneficiary. Air Products has also entered into a long-term sale of equipment contract with the joint venture to engineer, procure, and construct the industrial gas facilities that will supply the gases to Saudi Aramco.

In December 2015, we sold our investment in Daido Air Products Electronics, Inc. for $15.9, which resulted in a gain of $.7. The carrying value at time of sale included a $12.8 investment in net assets of and advances to equity affiliates and a $2.4 foreign currency translation loss that had been deferred in accumulated other comprehensive loss.

There have been no other significant changes to our investments in equity affiliates during the first three months of fiscal year 2016.

8.	PLANT AND EQUIPMENT, NET

Energy-from-Waste Projects

Our Energy-from-Waste segment consists of two projects under construction in Tees Valley, United Kingdom, designed to process municipal solid waste to generate renewable power.

Due to technical challenges, on-stream delays, and capital commitments for these projects, we continue to evaluate whether impairment for this asset group exists. Factors specific to the impairment assessment for this asset group include estimating long-term efficiency, output, and on-stream reliability of the projects. Our evaluation as of 31 December 2015 indicated that the probability weighted undiscounted cash flows of the asset group exceed the carrying value; therefore, no impairment was indicated. The carrying value of this asset group as of 31 December 2015 was $938.9. It is reasonably possible that key assumptions or actual conditions may change and result in a future impairment charge.

In November 2015, the Company suspended construction of the second project until certain design issues of the first project are understood, remediated, and can be efficiently integrated into the design of the second project. During the three months ended 31 December 2015, we incurred incremental costs of $14.3 ($11.4 after-tax, or $.05 per share) to safely suspend construction activities of the second project. These costs are reflected on the consolidated income statements as “Project suspension costs.”

9.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2015 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Total
Goodwill, net at 30 September 2015	$297.6	$386.5	$133.1	$19.9	$294.2	$1,131.3
Currency translation	(3.3)	(12.2)	.1	(.2)	(.3)	(15.9)
Goodwill, net at 31 December 2015	$294.3	$374.3	$133.2	$19.7	$293.9	$1,115.4

	31 December 2015	30 September 2015
Goodwill, gross	$1,354.8	$1,375.0
Accumulated impairment losses(A)	(239.4)	(243.7)
Goodwill, net	$1,115.4	$1,131.3

(A)	Amount is attributable to the Industrial Gases – Americas segment and includes currency translation of $65.8 and $61.5 as of 31 December 2015 and 30 September 2015, respectively.

We conduct goodwill impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

10.	FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. dollars, Euros and British Pound Sterling, as well as British Pound Sterling and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2015 is 3.0 years.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2015		30 September 2015
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,801.6	.6	$4,543.8	.5
Net investment hedges	447.1	3.9	491.3	4.0
Not designated	855.6	.6	863.3	.7
Total Forward Exchange Contracts	$6,104.3	.8	$5,898.4	.9

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest included €606.5 million ($658.4) at 31 December 2015 and €687.7 million ($768.4) at 30 September 2015. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt line item.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 December 2015, the outstanding interest rate swaps were denominated in U.S. dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2015				30 September 2015
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.77%	3.0	$600.0	LIBOR	2.77%	3.3
Cross currency interest rate swaps (net investment hedge)	$613.5	3.34%	2.11%	3.0	$609.9	4.06%	2.61%	3.2
Cross currency interest rate swaps (cash flow hedge)	$1,093.6	4.46%	2.66%	3.8	$1,055.2	4.29%	2.63%	3.9
Cross currency interest rate swaps (not designated)	$9.3	3.62%	.81%	2.6	$12.9	3.12%	3.08%	4.1

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2015	30 September 2015	Balance Sheet Location	31 December 2015	30 September 2015
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$66.0	$52.1	Accrued liabilities	$69.2	$110.7
Interest rate management contracts	Other receivables	19.0	17.6	Accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	64.0	68.5	Other noncurrent liabilities	16.0	9.2
Interest rate management contracts	Other noncurrent assets	170.1	153.4	Other noncurrent liabilities	—	.8
Total Derivatives Designated as Hedging Instruments		$319.1	$291.6		$85.2	$120.7
Derivatives Not Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$2.6	$3.2	Accrued liabilities	$2.4	$3.9
Forward exchange contracts	Other noncurrent assets	30.4	23.3	Other noncurrent liabilities	2.5	.6
Interest rate management contracts	Other noncurrent assets	.5	.8	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$33.5	$27.3		$4.9	$4.5
Total Derivatives		$352.6	$318.9		$90.1	$125.2

Refer to Note 11, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(4.7)	$(24.0)	$—	$—	$20.7	$.2	$16.0	$(23.8)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.9	(.6)	—	—	—	—	.9	(.6)
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(1.8)	18.8	—	—	(20.2)	(5.2)	(22.0)	13.6
Net (gain) loss reclassified from OCI to interest expense (effective portion)	1.4	(.3)	—	—	.8	.3	2.2	—
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.4)	.5	—	—	—	—	(.4)	.5
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(9.0)	$3.5	$(9.0)	$3.5
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$3.0	$20.1	$7.6	$31.1	$6.5	$10.1	$17.1	$61.3
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$1.7	$.2	$—	$—	$—	$—	$1.7	$.2

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2015 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $1.1 as of 31 December 2015 and $0.2 as of 30 September 2015. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $250.7 as of 31 December 2015 and $226.9 as of 30 September 2015. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

11.	FAIR VALUE MEASUREMENTS

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

Refer to Note 10, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2015		30 September 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$163.0	$163.0	$147.1	$147.1
Interest rate management contracts	189.6	189.6	171.8	171.8
Liabilities
Derivatives
Forward exchange contracts	$90.1	$90.1	$124.4	$124.4
Interest rate management contracts	—	—	.8	.8
Long-term debt, including current portion	4,278.4	4,570.1	4,384.7	4,645.7

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2015				30 September 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$163.0	$—	$163.0	$—	$147.1	$—	$147.1	$—
Interest rate management contracts	189.6	—	189.6	—	171.8	—	171.8	—
Total Assets at Fair Value	$352.6	$—	$352.6	$—	$318.9	$—	$318.9	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$90.1	$—	$90.1	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	—	—	—	—	.8	—	.8	—
Total Liabilities at Fair Value	$90.1	$—	$90.1	$—	$125.2	$—	$125.2	$—

12.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three months ended 31 December 2015 and 2014 were as follows:

	Pension Benefits				Other Benefits
	2015		2014		2015	2014
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$9.0	$6.2	$10.6	$8.2	$.5	$.7
Interest cost	27.7	11.6	31.2	15.0	.5	.6
Expected return on plan assets	(50.5)	(20.7)	(50.5)	(21.1)	—	—
Actuarial loss amortization	21.1	9.2	19.8	10.5	.2	.2
Prior service cost amortization	.7	—	.7	—	—	—
Settlements	—	—	(.1)	(.1)	—	—
Special termination benefits	—	—	2.7	—	—	—
Other	—	.5	1.1	.5	—	—
Net periodic benefit cost	$8.0	$6.8	$15.5	$13.0	$1.2	$1.5

Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The amount of net periodic benefit cost capitalized in 2016 and 2015 was not material.

In fiscal 2016, we changed our method to estimate the service cost and interest cost components of net periodic benefit costs for our major defined benefit pension plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a spot rate approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this change in rate assumption to be a change in estimate and, accordingly, are accounting for it prospectively starting in 2016. We expect that adoption of the spot rate approach will reduce our fiscal 2016 net periodic benefit cost by approximately $30. This change does not affect the measurement of our total benefit obligation.

The decrease in pension expense primarily resulted from the adoption of the spot rate approach to estimate service cost and interest cost and reduced plan participation due to severance actions, partially offset by the adoption of new mortality tables for our major plans.

For the three months ended 31 December 2015 and 2014, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $51.8 and $76.4, respectively. Total contributions for fiscal 2016 are expected to be approximately $100 to $120. During fiscal 2015, total contributions were $137.5.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $45 at 31 December 2015) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $45 at 31 December 2015) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2015 and 30 September 2015 included an accrual of $78.6 and $80.6, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $78 to a reasonably possible upper exposure of $92 as of 31 December 2015.

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

PACE

At 31 December 2015, $30.7 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 December 2015, $18.1 of the environmental accrual was related to the Piedmont site.

On 30 June 2008, we sold our Elkton, Maryland, and Piedmont, South Carolina, production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, we recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. We are required by the South Carolina Department of Health and Environmental Control to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. We estimate that it will take until 2019 to complete source area remediation with groundwater recovery and treatment, continuing through 2029. Thereafter, we are expecting this site to go into a state of monitored natural attenuation through 2047. We recognized a pretax expense in 2008 of $24 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.

PASADENA

At 31 December 2015, $10.7 of the environmental accrual was related to the Pasadena site.

During the fourth quarter of 2012, management committed to permanently shutting down our polyurethane intermediates (PUI) production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that the pump and treat system will continue to operate until 2042. We plan to perform additional work to address other environmental obligations at the site. This additional work includes remediating, as required, impacted soils, investigating groundwater west of the former PUI facility, performing post closure care for two closed RCRA surface impoundment units, and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13. There has been no change to the estimated exposure.

14.	SHARE-BASED COMPENSATION

We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the three months ended 31 December 2015, we primarily granted deferred stock units and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 December 2015, there were 4,756,589 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statement is summarized below:

Three Months Ended 31 December	2015	2014
Before-Tax Share-Based Compensation Cost	$10.2	$11.9
Income Tax Benefit	(3.5)	(4.0)
After-Tax Share-Based Compensation Cost	$6.7	$7.9

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2016 and 2015 was not material.

Deferred Stock Units

During the three months ended 31 December 2015, we granted 127,262 market-based deferred stock units. The market-based deferred stock units are earned out at the end of a performance period beginning 1 October 2015 and ending 30 September 2018, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.

The market-based deferred stock units had an estimated grant-date fair value of $134.58 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	20.5%
Risk-free interest rate	1.2%
Expected dividend yield	2.2%

In addition, during the three months ended 31 December 2015, we granted 136,685 time-based deferred stock units at a weighted-average grant-date fair value of $137.88.

Restricted Stock

During the three months ended 31 December 2015, we issued 32,920 restricted stock units at a grant-date fair value of $138.00.

15.	EQUITY

The following is a summary of the changes in total equity:

	Three Months Ended 31 December
	2015			2014
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,249.0	$132.1	$7,381.1	$7,365.8	$155.6	$7,521.4
Net income (A)	363.6	8.4	372.0	324.6	7.5	332.1
Other comprehensive loss	(82.7)	—	(82.7)	(228.7)	(5.1)	(233.8)
Dividends on common stock (per share $.81, $.77)	(174.7)	—	(174.7)	(165.4)	—	(165.4)
Dividends to noncontrolling interests	—	(8.5)	(8.5)	—	(6.2)	(6.2)
Share-based compensation	10.2	—	10.2	11.9	—	11.9
Treasury shares for stock option and award plans	(2.0)	—	(2.0)	30.1	—	30.1
Tax benefit of stock option and award plans	4.9	—	4.9	13.5	—	13.5
Other equity transactions	(1.2)	(.1)	(1.3)	(.3)	—	(.3)
Balance at 31 December	$7,367.1	$131.9	$7,499.0	$7,351.5	$151.8	$7,503.3

(A)

Net income attributable to noncontrolling interests for the three months ended 31 December 2014 excludes net income of $5.4 related to redeemable noncontrolling interests, which were not part of total equity. There was no net income related to redeemable noncontrolling interests for the three months ended 31 December 2015.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three months ended 31 December 2015:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2015	$(42.9)	$(956.5)	$(1,126.5)	$(2,125.9)
Other comprehensive income (loss) before reclassifications	16.0	(102.9)	—	(86.9)
Amounts reclassified from AOCL	(19.3)	2.4	21.1	4.2
Net current period other comprehensive income (loss)	$(3.3)	$(100.5)	$21.1	$(82.7)
Balance at 31 December 2015	$(46.2)	$(1,057.0)	$(1,105.4)	$(2,208.6)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended 31 December
	2015	2014
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$.9	$(.6)
Other income (expense), net	(22.4)	14.1
Interest expense	2.2	—
Total (Gain) Loss on Cash Flow Hedges, net of tax	$(19.3)	$13.5

Currency Translation Adjustment(A)	$2.4	$—

Pension and Postretirement Benefits, net of tax(B)	$21.1	$20.9

(A)	The impact is reflected in Other income (expense), net and relates to the sale of an equity affiliate. Refer to Note 7, Equity Affiliates.
(B)

The components include items such as prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 12, Retirement Benefits.

17.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended 31 December
2015		2014
Numerator
Net Income Attributable to Air Products	$363.6	$324.6

Denominator (in millions)
Weighted average number of common shares — Basic	215.8	214.2
Effect of dilutive securities
Employee stock option and other award plans	1.8	2.4
Weighted average number of common shares — Diluted	217.6	216.6

Earnings Per Common Share Attributable to Air Products
Net Income Attributable to Air Products — Basic	$1.68	$1.52
Net Income Attributable to Air Products — Diluted	1.67	1.50

For the three months ended 31 December 2015 and 2014, outstanding share-based awards of .3 million and ..4 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share.

18.	SUPPLEMENTAL INFORMATION

Cash Paid for Taxes (Net of Cash Refunds)

Income tax payments, net of refunds, were $66.9 and $62.5 for the three months ended 31 December 2015 and 31 December 2014, respectively.

19.	BUSINESS SEGMENT INFORMATION

Our reporting segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. Except in the Corporate and other segment, each reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our liquefied natural gas (LNG) and helium storage and distribution sale of equipment businesses are aggregated within the Corporate and other segment.

Our reporting segments are:

●	Industrial Gases – Americas

●	Industrial Gases – EMEA (Europe, Middle East, and Africa)

●	Industrial Gases – Asia

●	Industrial Gases – Global

●	Materials Technologies

●	Energy-from-Waste

●	Corporate and other

Business Segment

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Energy- from- Waste	Corporate and other	Segment Total
Three Months Ended 31 December 2015
Sales	$836.1	$438.3	$413.2	$104.3	$490.0	$—	$73.9	$2,355.8
Operating income (loss)	211.8	91.7	116.7	(19.3)	127.2	(3.6)	(5.2)	519.3
Depreciation and amortization	108.8	46.7	51.7	2.1	19.6	—	3.8	232.7
Equity affiliates’ income (loss)	14.5	7.6	11.7	(.5)	.4	—	—	33.7
Three Months Ended 31 December 2014
Sales	$1,003.0	$500.8	$398.7	$59.0	$524.0	$—	$75.3	$2,560.8
Operating income (loss)	211.2	81.3	90.5	(17.9)	104.6	(2.5)	(22.7)	444.5
Depreciation and amortization	103.6	51.1	49.6	4.3	24.0	—	2.9	235.5
Equity affiliates’ income	17.2	10.3	14.6	.4	.6	—	—	43.1
Total Assets
31 December 2015	$5,674.3	$3,224.5	$4,155.4	$383.3	$1,705.8	$938.9	$1,178.1	$17,260.3
30 September 2015	5,774.9	3,323.9	4,154.0	370.5	1,741.9	894.4	1,074.9	17,334.5

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three months ended 31 December 2015 and 2014, the Industrial Gases – Global segment had intersegment sales of $54.6 and $59.6, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments are generally transferred at cost and not reflected as an intersegment sale.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended 31 December
Operating Income	2015	2014
Segment total	$519.3	$444.5
Business separation costs	(12.0)	—
Project suspension costs	(14.3)	—
Business restructuring and cost reduction actions	—	(32.4)
Gain on previously held equity interest	—	17.9
Consolidated Total	$493.0	$430.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2015 Form 10-K. An analysis of results for the first quarter of 2016 is provided in the Management’s Discussion and Analysis to follow.

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

The discussion of results that follows includes comparisons of non-GAAP financial measures. Included in these non-GAAP measures is Adjusted EBITDA, which we believe to be a useful metric to assess operating performance. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our performance. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 31-33. Descriptions of the excluded items appear on pages 25-26.

FIRST QUARTER 2016 VS. FIRST QUARTER 2015

FIRST QUARTER 2016 IN SUMMARY

●

Sales of $2,355.8 decreased 8%, or $205.0, as underlying sales growth of 2% was more than offset by an unfavorable currency impact of 5% and lower energy contractual pass-through to customers of 5%. The increase in underlying sales primarily resulted from higher volumes in the Industrial Gases – Asia and Industrial Gases – Global segments and higher pricing in Industrial Gases – Americas, Materials Technologies, and Industrial Gases – EMEA.

●

Operating income of $493.0 increased 15%, or $63.0, and operating margin of 20.9% increased 410 basis points (bp). On a non-GAAP basis, operating income of $519.3 increased 17%, or $74.8, and operating margin of 22.0% increased 460 bp, primarily due to favorable cost performance and higher pricing.

●	Adjusted EBITDA of $785.7 increased 9%, or $62.6, primarily due to favorable cost performance and higher pricing. Adjusted EBITDA margin of 33.4% increased 520 bp.

●

Net income of $363.6 increased 12%, or $39.0, and diluted earnings per share of $1.67 increased 11%, or $.17. On a non-GAAP basis, net income of $387.0 increased 15%, or $51.9, and diluted earnings per share of $1.78 increased 15%, or $.23. A summary table of changes in diluted earnings per share is presented below.

Changes in Diluted Earnings per Share Attributable to Air Products – Non-GAAP Basis

	Three Months Ended 31 December		Increase (Decrease)
	2015	2014
Diluted Earnings per Share – GAAP Basis	$1.67	$1.50	$.17
Business separation costs	.06		.06
Project suspension costs	.05		.05
Business restructuring and cost reduction actions		.10	(.10)
Gain on previously held equity interest		(.05)	.05
Diluted Earnings per Share – Non-GAAP Basis	$1.78	$1.55	$.23

Operating Income (after-tax)
Underlying business
Volume			$.02
Price/raw materials			.14
Costs			.18
Currency			(.08)
Operating Income			$.26

Other (after-tax)
Equity affiliates’ income			$(.03)
Interest expense			.02
Income tax			(.03)
Noncontrolling interests			.02
Weighted average diluted shares			(.01)
Other			$(.03)

Total Change in Diluted Earnings per Share – Non-GAAP Basis			$.23

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 December
	2015	2014	$ Change	Change
Sales	$2,355.8	$2,560.8	$(205.0)	(8)%
Operating income	493.0	430.0	63.0	15%
Operating margin	20.9%	16.8%		410	bp
Equity affiliates’ income	33.7	43.1	(9.4)	(22)%

Non-GAAP Basis
Adjusted EBITDA	$785.7	$723.1	$62.6	9%
Adjusted EBITDA margin	33.4%	28.2%		520	bp
Operating income	519.3	444.5	74.8	17%
Operating margin	22.0%	17.4%		460	bp

Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	1%
Currency	(5)%
Energy and raw material cost pass-through	(5)%
Total Consolidated Change	(8)%

Underlying sales were up 2% from higher volumes of 1% and higher pricing of 1%. Volumes increased primarily from growth in the Industrial Gases – Asia and Industrial Gases – Global segments. The favorable pricing was driven by price increases in the Industrial Gases – Americas and Industrial Gases – EMEA segments and favorable price and mix in the Materials Technologies segment. Currency and energy contractual cost pass-through to customers both lowered sales by 5%.

Operating Income and Margin

Operating income of $493.0 increased 15%, or $63.0, as favorable operating costs of $52, favorable pricing net of energy and fuel costs of $41, and higher volumes of $5, were partially offset by unfavorable currency impacts of $23, project suspension costs of $14, and business separation costs of $12. Additionally, the prior year included a charge of $32 for business restructuring and cost reduction actions and a gain of $18 on a previously held equity interest. Operating costs were lower primarily due to benefits from our recent cost reduction actions. Operating margin of 20.9% increased 410 bp.

On a non-GAAP basis, operating income of $519.3 increased 17%, or $74.8, and operating margin of 22.0% increased 460 bp primarily due to favorable costs, higher pricing, and lower energy pass-through.

Adjusted EBITDA

We define Adjusted EBITDA as net income (including noncontrolling interests) excluding certain disclosed items, which the Company does not believe to be indicative of underlying business trends, before interest expense, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.

Adjusted EBITDA of $785.7 increased 9%, or $62.6, primarily due to favorable costs, higher pricing, and lower energy pass-through. Adjusted EBITDA margin of 33.4% increased 520 bp.

Equity Affiliates’ Income

Income from equity affiliates of $33.7 decreased $9.4 primarily due to currency.

Cost of Sales and Gross Margin

Cost of sales of $1,598.0 decreased $233.0, primarily due to lower energy costs of $119, favorable currency impact of $88, and lower operating costs of $45, partially offset by costs attributable to higher sales volumes of $19. Operating costs included favorable impacts from restructuring actions of $22 and lower maintenance of $15.

Gross margin of 32.2% increased 370 bp, primarily due to favorable costs, including lower energy pass-through, of 290 bp, and higher price, net of raw materials, of 80 bp.

Selling and Administrative Expense

Selling and administrative expense of $212.0 decreased $46.2, primarily due to the benefits of our cost reduction actions of $30 and favorable currency effects of $15. Selling and administrative expense, as a percent of sales, decreased from 10.1% to 9.0%.

Research and Development

Research and development expense of $32.4 decreased $3.0. Research and development expense, as a percent of sales, was 1.4% in both 2016 and 2015.

Business Separation Costs

On 16 September 2015, the Company announced its intention to separate its Materials Technologies business into an independent publicly traded company. Subsequent to the satisfaction of specific conditions, the separation will be accomplished by distribution to Air Products shareholders of all of the shares of common stock of Versum Materials, LLC, or Versum, a newly formed company which will hold the Materials Technologies business. Versum is currently a wholly owned subsidiary of the Company and will be converted from a limited liability company to a Delaware Corporation (Versum Materials, Inc.) prior to the distribution. During the first quarter of 2016, we incurred legal and other advisory fees of $12.0 ($.06 per share) related to the intended separation. Since the announcement, we have incurred $19.5 in separation fees.

Project Suspension Costs

Our Energy-from-Waste segment consists of two projects under construction in Tees Valley, United Kingdom, designed to process municipal solid waste to generate renewable power. In November 2015, the Company suspended construction of the second project until certain design issues of the first project are understood, remediated, and can be efficiently integrated into the design of the second project. During the three months ended 31 December 2015, we incurred incremental costs of $14.3 ($11.4 after-tax, or $.05 per share) to safely suspend construction activities of the second project. We expect additional costs to be incurred in the second quarter.

Business Restructuring and Cost Reduction Actions

Through fiscal year 2015, we incurred severance and other charges related to the reorganization of the Company, including realignment of our businesses in new reporting segments. For the three months ended 31 December 2014, we recognized an expense of $32.4 ($21.7 after-tax, or $.10 per share). Refer to Note 4, Business Restructuring and Cost Reduction Actions, for additional details. We expect to incur costs associated with other cost saving initiatives in future periods.

Gain on Previously Held Equity Interest

On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied atmospheric industrial gases production joint venture in North America which increased our ownership from 50% to 100%. The assets acquired, primarily plant and equipment, were recorded at their fair value as of the acquisition date and resulted in a gain of $17.9 ($11.2 after-tax, or $.05 per share) during the three months ended 31 December 2014 as a result of revaluing our previously held equity interest to fair value.

Other Income (Expense), Net

Other income (expense), net of $5.9 decreased $2.4. No individual items were significant in comparison to the prior year.

Interest Expense

	Three Months Ended 31 December
	2015	2014
Interest incurred	$35.8	$40.2
Less: capitalized interest	13.6	11.1
Interest expense	$22.2	$29.1

Interest incurred decreased $4.4. The decrease resulted from lower interest rates and the impact of a stronger U.S. dollar on the translation of foreign currency interest, partially offset by a higher average debt balance. The change in capitalized interest was driven by an increase in the carrying value of projects under construction.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 26.3% and 24.0% in the first quarter of 2016 and 2015, respectively. The 230 bp increase was primarily due to the increase in and mix of income in jurisdictions with a higher effective tax rate and business separation costs for which a tax benefit was not available. On a non-GAAP basis, the effective tax rate increased 140 bp from 24.1% in 2015 to 25.5% in 2016, primarily due to the increase in and mix of income in foreign jurisdictions with a higher effective tax rate.

Segment Analysis

Industrial Gases – Americas

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$836.1	$1,003.0	$(166.9)	(17)%
Operating income	211.8	211.2	.6	—%
Operating margin	25.3%	21.1%		420	bp
Equity affiliates’ income	14.5	17.2	(2.7)	(16)%
Adjusted EBITDA	335.1	332.0	3.1	1%
Adjusted EBITDA margin	40.1%	33.1%		700	bp

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	2%
Currency	(4)%
Energy and raw material cost pass-through	(12)%
Total Industrial Gases – Americas Sales Change	(17)%

Underlying sales decreased 1% as lower volumes of 3% were partially offset by higher pricing of 2%. Volumes were down due to weakness in Latin America and in the North America steel and oil field services markets. We expect this volume weakness to continue into the next quarter. Pricing was higher due to the benefit of pricing actions, including recovery of inflationary and power cost increases in Latin America, and higher helium pricing. Lower energy contractual cost pass-through to customers, primarily related to natural gas, decreased sales by 12%. In addition, currency reduced sales by 4% due to the weakening of the Chilean Peso, Brazilian Real, and Canadian Dollar.

Industrial Gases – Americas Operating Income and Margin

Operating income of $211.8 increased $.6, as higher pricing net of energy and fuel costs of $14 and favorable operating costs of $3 were mostly offset by lower volumes of $10 and unfavorable currency impacts of $6. Operating costs were lower due to cost reduction actions and lower maintenance, partially offset by lower energy pass-through. Operating margin of 25.3% increased 420 bp from the prior year due to lower energy contractual cost pass-through to customers, higher pricing, and favorable cost performance.

Industrial Gases – Americas Equity Affiliates’ Income

Equity affiliates’ income of $14.5 decreased $2.7, primarily due to currency.

Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$438.3	$500.8	$(62.5)	(12)%
Operating income	91.7	81.3	10.4	13%
Operating margin	20.9%	16.2%		470	bp
Equity affiliates’ income	7.6	10.3	(2.7)	(26)%
Adjusted EBITDA	146.0	142.7	3.3	2%
Adjusted EBITDA margin	33.3%	28.5%		480	bp

Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	1%
Currency	(10)%
Energy and raw material cost pass-through	(2)%
Total Industrial Gases – EMEA Sales Change	(12)%

Underlying sales were flat as lower volumes of 1% were offset by higher pricing of 1%. Volumes decreased as lower packaged gas volumes, in part due to weak demand from offshore energy customers, and lower hydrogen demand from refineries was partially offset by higher liquid bulk volumes. Pricing was positive across all the sub-regions. Unfavorable currency effects from the Euro, the British Pound Sterling, and the Polish Zloty reduced sales by 10%. Lower energy contractual cost pass-through to customers decreased sales by 2%.

Industrial Gases – EMEA Operating Income and Margin

Operating income of $91.7 increased by 13%, or $10.4, primarily due to favorable costs, driven by cost reduction actions, of $15 and higher pricing net of energy and fuel costs of $4, partially offset by unfavorable currency impacts of $8. Operating margin of 20.9% increased 470 bp from the prior year, primarily due to favorable cost performance.

Industrial Gases – EMEA Equity Affiliates’ Income

Equity affiliates’ income of $7.6 decreased $2.7 primarily due to unfavorable currency impacts.

Industrial Gases – Asia

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$413.2	$398.7	$14.5	4%
Operating income	116.7	90.5	26.2	29%
Operating margin	28.2%	22.7%		550bp
Equity affiliates’ income	11.7	14.6	(2.9)	(20)%
Adjusted EBITDA	180.1	154.7	25.4	16%
Adjusted EBITDA margin	43.6%	38.8%		480bp

Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	11%
Price	(2)%
Currency	(6)%
Energy and raw material cost pass-through	1%
Total Industrial Gases – Asia Sales Change	4%

Underlying sales increased by 9% from higher volumes of 11%, partially offset by lower pricing of 2%. Volumes increased primarily due to new plants in China and higher merchant volumes. Pricing was down due to continued pricing pressure on the merchant market in China due to overcapacity. Unfavorable currency impacts decreased sales by 6%. Higher energy contractual cost pass-through to customers increased sales by 1%.

Industrial Gases – Asia Operating Income and Margin

Operating income of $116.7 increased 29%, or $26.2, primarily due to higher volumes of $29 and lower operating costs of $7, partially offset by lower pricing net of energy and fuel costs of $5 and an unfavorable currency impact of $5. The lower operating costs include the benefit of our cost reduction actions. Operating margin increased 550 bp from the prior year, primarily due to higher volumes and favorable cost performance, partially offset by lower pricing.

Industrial Gases – Asia Equity Affiliates’ Income

Equity affiliates’ income of $11.7 decreased $2.9, including unfavorable currency impacts.

Industrial Gases – Global

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$104.3	$59.0	$45.3	77%
Operating loss	(19.3)	(17.9)	(1.4)	(8)%
Adjusted EBITDA	(17.7)	(13.2)	(4.5)	(34)%

Industrial Gases – Global Sales and Operating Loss

The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the regional Industrial Gases segments.

Sales of $104.3 increased $45.3, or 77%, and operating loss of $19.3 increased by $1.4. The increase in sales was driven by a sale of equipment contract for multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. Due to uncertainty over costs to complete this contract, no profit was recognized for the three months ended 31 December 2015.

Operating loss of $19.3 increased $1.4, primarily due to lower sale of equipment project activity, partially offset by the benefit of our cost reduction actions.

Materials Technologies

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$490.0	$524.0	$(34.0)	(6)%
Operating income	127.2	104.6	22.6	22%
Operating margin	26.0%	20.0%		600bp
Adjusted EBITDA	147.2	129.2	18.0	14%
Adjusted EBITDA margin	30.0%	24.7%		530bp

Materials Technologies Sales

% Change from Prior Year
Underlying business
Volume	(6)%
Price	2%
Currency	(2)%
Total Materials Technologies Sales Change	(6)%

Underlying sales decreased by 4% from lower volumes of 6%, partially offset by positive pricing and mix of 2%. Unfavorable currency impacts decreased sales by 2%. Electronic Materials underlying sales decreased 2% as lower delivery system volumes, due to discontinued product lines and slower project activity, were partially offset by higher pricing. Performance Materials underlying sales decreased 6%, primarily due to lower epoxy and additive volumes primarily due to weakness in oil and gas markets.

Materials Technologies Operating Income and Margin

Operating income of $127.2 increased 22%, or $22.6, primarily from favorable pricing and mix, net of raw material costs, of $28 and lower costs of $8, partially offset by lower volumes of $9 and unfavorable currency impacts of $4. Operating margin of 26.0% increased 600 bp, primarily from the favorable pricing and mix and favorable cost performance, partially offset by the lower volumes.

Energy-from-Waste

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Operating loss	$(3.6)	$(2.5)	$(1.1)	(44)%
Adjusted EBITDA	(3.6)	(2.5)	(1.1)	(44)%

The Energy-from-Waste segment consists of two projects that are under construction in Tees Valley, United Kingdom. These projects are designed to process municipal solid waste to generate renewable power for customers under long-term contracts. Costs being expensed during project construction include land leases and commercial and administrative costs.

Despite technical challenges and on-stream delays, the Company remains focused on efforts to bring the projects on-stream. In November 2015, the Company suspended construction of the second project until certain design issues of the first project are understood, remediated, and can be efficiently integrated into the design of the second project. During the three months ended 31 December 2015, we incurred incremental costs to safely suspend construction activities of the second project. See additional discussion of these project suspension costs on page 26.

Future actions and assessments could impact the disposition of the investment.

Corporate and other

	Three Months Ended 31 December
	2015	2014	$ Change	% Change
Sales	$73.9	$75.3	$(1.4)	(2)%
Operating loss	(5.2)	(22.7)	17.5	77%
Adjusted EBITDA	(1.4)	(19.8)	18.4	93%

Corporate and other Sales and Operating Loss

Sales of $73.9 decreased $1.4, primarily due lower helium container sales, partially offset by higher liquefied natural gas (LNG) project activity. Operating loss of $5.2 decreased $17.5 due to higher LNG project activity and benefits from our cost reduction actions.

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

Presented below are reconciliations of the reported GAAP results to the non-GAAP measures:

CONSOLIDATED RESULTS

	Operating Income	Operating Margin (A)		Net Income	Diluted EPS
2016 GAAP	$493.0	20.9%		$363.6	$1.67
2015 GAAP	430.0	16.8%		324.6	1.50
Change GAAP	$63.0	410	bp	$39.0	$.17
% Change GAAP	15%			12%	11%

2016 GAAP	$493.0	20.9%		$363.6	$1.67
Business separation costs	12.0	.5%		12.0	.06
Project suspension costs (tax impact $2.9)	14.3	.6%		11.4	.05
2016 Non-GAAP Measure	$519.3	22.0%		$387.0	$1.78

2015 GAAP	$430.0	16.8%		$324.6	$1.50
Business restructuring and cost reduction actions (tax impact $10.7)	32.4	1.3%		21.7	.10
Gain on previously held equity interest (tax impact $6.7)	(17.9)	(.7)%		(11.2)	(.05)
2015 Non-GAAP Measure	$444.5	17.4%		$335.1	$1.55

Change Non-GAAP Measure	$74.8	460	bp	$51.9	$.23
% Change Non-GAAP Measure	17%			15%	15%

(A)	Operating margin is calculated by dividing operating income by sales.

ADJUSTED EBITDA

We define Adjusted EBITDA as net income (including noncontrolling interests) excluding certain disclosed items, which the Company does not believe to be indicative of underlying business trends, before interest expense, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.

Below is a reconciliation of Net Income on a GAAP basis to Adjusted EBITDA:

	Three Months Ended 31 December
	2015	2014
Net Income(A)	$372.0	$337.5
Add: Interest expense	22.2	29.1
Add: Income tax provision	132.5	106.5
Add: Depreciation and amortization	232.7	235.5
Add: Business separation costs	12.0	—
Add: Project suspension costs	14.3	—
Add: Business restructuring and cost reduction actions	—	32.4
Less: Gain on previously held equity interest	—	17.9
Adjusted EBITDA	$785.7	$723.1
Change from prior year	62.6
% Change from prior year	9%

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment Operating Income to Adjusted EBITDA:

	Industrial		Industrial		Industrial		Industrial			Energy-
	Gases–		Gases–		Gases–		Gases–	Materials		from-	Corporate	Segment
	Americas		EMEA		Asia		Global	Technologies		Waste	and other	Total
Three Months Ended 31 December 2015
Operating income (loss)	$211.8		$91.7		$116.7		$(19.3)	$127.2		$(3.6)	$(5.2)	$519.3
Add: Depreciation and amortization	108.8		46.7		51.7		2.1	19.6		—	3.8	232.7
Add: Equity affiliates’ income (loss)	14.5		7.6		11.7		(.5)	.4		—	—	33.7
Adjusted EBITDA	$335.1		$146.0		$180.1		$(17.7)	$147.2		$(3.6)	$(1.4)	$785.7
Adjusted EBITDA margin	40.1%		33.3%		43.6%			30.0%				33.4%
Three Months Ended 31 December 2014
Operating income (loss)	$211.2		$81.3		$90.5		$(17.9)	$104.6		$(2.5)	$(22.7)	$444.5
Add: Depreciation and amortization	103.6		51.1		49.6		4.3	24.0		—	2.9	235.5
Add: Equity affiliates’ income	17.2		10.3		14.6		.4	.6		—	—	43.1
Adjusted EBITDA	$332.0		$142.7		$154.7		$(13.2)	$129.2		$(2.5)	$(19.8)	$723.1
Adjusted EBITDA margin	33.1%		28.5%		38.8%			24.7%				28.2%
Adjusted EBITDA change	$3.1		$3.3		$25.4		$(4.5)	$18.0		$(1.1)	$18.4	$62.6
Adjusted EBITDA % change	1%		2%		16%		(34)%	14%		(44)%	93%	9%
Adjusted EBITDA margin change	700	bp	480	bp	480	bp		530	bp			520	bp

INCOME TAXES

	Effective Tax Rate
	2016	2015
Income Tax Provision — GAAP	$132.5	$106.5
Income Before Taxes — GAAP	$504.5	$444.0
Effective Tax Rate — GAAP	26.3%	24.0%

Income Tax Provision — GAAP	$132.5	$106.5
Project suspension costs	2.9	—
Business restructuring and cost reduction actions	—	10.7
Gain on previously held equity interest	—	(6.7)
Income Tax Provision — Non-GAAP Measure	$135.4	$110.5

Income Before Taxes — GAAP	$504.5	$444.0
Business separation costs	12.0	—
Project suspension costs	14.3	—
Business restructuring and cost reduction actions	—	32.4
Gain on previously held equity interest	—	(17.9)
Income Before Taxes — Non-GAAP Measure	$530.8	$458.5
Effective Tax Rate — Non-GAAP Measure	25.5%	24.1%

PENSION BENEFITS

For the three months ended 31 December 2015 and 2014, we recognized net periodic benefit cost of $14.8 and $28.5, respectively. The decrease in pension expense primarily resulted from the adoption of the spot rate approach to estimate service cost and interest cost and reduced plan participation due to severance actions, partially offset by the adoption of new mortality tables for our major plans. For additional discussion on our adoption of the spot rate approach, refer to the Critical Accounting Policies and Estimates section below of this Management Discussion and Analysis.

Our U.S. supplemental pension plan provides for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. We expect to record pension settlement losses beginning in the second quarter of 2016.

Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2015, required cash contributions to funded pension plans and benefit payments under unfunded pension plans were $51.8. For the three months ended 31 December 2014, cash contributions were $76.4. Total contributions for fiscal 2016 are expected to be approximately $100 to $120. During fiscal 2015, total contributions were $137.5.

Refer to Note 12, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong financial position through the first three months of 2016. We continue to have consistent access to commercial paper markets, and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 December 2015, we had $270.3 of foreign cash and cash items compared to total cash and cash items of $279.1. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

Operating Activities

For the first three months of 2016, cash provided by operating activities was $573.5. Net income of $363.6 is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, share-based compensation, noncurrent capital lease receivables, and undistributed earnings of unconsolidated affiliates. Other adjustments included pension and postretirement expense of $16.0 and contributions to our pension plans of $51.8, primarily for a plan in the U.K. The change in trade receivables provided cash of $97.1 due to higher collections which lead to lower receivables in December. The change in payables and accrued liabilities of $113.4 was primarily driven by a decrease in the accrual for incentive compensation due to payments on the 2015 plan.

For the first three months of 2015, cash provided by operating activities was $486.6. Net income of $324.6 reflected the non-cash gain on the previously held equity interest of $17.9 and undistributed earnings of unconsolidated affiliates of $31.3. Other adjustments included pension and postretirement expense of $27.3 and contributions to our pension plans of $76.4, primarily for plans in the U.S. and U.K. The working capital accounts were a source of cash of $6.2.

Investing Activities

For the first three months of 2016, cash used for investing activities was $301.4, primarily driven by capital expenditures for plant and equipment of $350.6. Proceeds from the sale of assets and investments of $47.2 was primarily driven by the receipt of $30.0 for our rights to a corporate aircraft that was under construction and $15.9 for the sale of our 20% equity investment in Daido Air Products Electronics, Inc. Refer to Note 7, Equity Affiliates, to the consolidated financial statements for additional information on the sale of our equity investment.

For the first three months of 2015, cash used for investing activities was $463.2, primarily driven by capital expenditures for plant and equipment of $446.5. On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied industrial gases production joint venture in North America for $22.6 which increased our ownership from 50% to 100%. Refer to Note 5, Business Combination, to the consolidated financial statements for additional information.

Capital expenditures are detailed in the table below:

	Three Months Ended 31 December
	2015	2014
Additions to plant and equipment	$350.6	$446.5
Acquisitions, less cash acquired	—	22.6
Capital expenditures on a GAAP basis	$350.6	$469.1
Capital lease expenditures (A)	7.3	31.9
Capital expenditures on a Non-GAAP basis	$357.9	$501.0

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

We expect capital expenditures of approximately $1,300 in 2016.

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

Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technology that are under firm contracts. The sales backlog for the Company at 31 December 2015 was $1,809, compared to $1,931 at 30 September 2015.

Financing Activities

For the first three months of 2016, cash used for financing activities was $198.0. This consisted primarily of dividend payments of $174.4 and $20.0 net use of cash from our borrowings (short- and long-term proceeds, net of repayments).

For the first three months of 2015, cash used for financing activities was $111.9. The primary use of cash was to pay dividends of $164.4. Proceeds from stock option exercises were $42.1 and our borrowings (short- and long-term proceeds, net of repayments) were a net source of cash of $16.4.

Financing and Capital Structure

Capital needs were satisfied primarily with cash from operations. Total debt at 31 December 2015 and 30 September 2015, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity), was 43.7% and 44.3%, respectively. Total debt decreased from $5,879.0 at 30 September 2015 to $5,817.8 at 31 December 2015.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement maturing 30 April 2018 with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. There have been subsequent amendments to the 2013 Credit Agreement, and as of 31 December 2015, the maximum borrowing capacity was $2,690.0. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. This credit facility includes a financial covenant for a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 31 December 2015.

Commitments totaling $88.9 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 31 December 2015.

As of 31 December 2015, we are in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2016, we did not purchase any of our outstanding shares. At 31 December 2015, $485.3 in share repurchase authorization remains.

At 31 December 2015, our working capital balance was ($793), primarily due to $1,947.3 of short-term borrowings and long-term debt due within the next 12 months. Maintaining the short-term borrowings balance at its current level provides flexibility in how we manage cash flows associated with the anticipated spin-off of our Materials Technologies business in 2016.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since 30 September 2015.

COMMITMENTS AND CONTINGENCIES

There have been no material changes to commitments and contingencies since 30 September 2015. For current updates on Litigation and Environmental matters, refer to Note 13, Commitments and Contingencies, in this quarterly filing.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to off-balance sheet arrangements since 30 September 2015. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, and results of operations or liquidity.

RELATED PARTY TRANSACTIONS

Our principal related parties are equity affiliates operating in the industrial gas business. In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25% owned joint venture for Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. The agreement included terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Sales related to this contract are included in the results of our Industrial Gases – Global segment and were approximately $60 during the three months ended 31 December 2015.

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

Our Energy-from-Waste segment consists of two projects under construction in Tees Valley, United Kingdom, designed to process municipal solid waste to generate renewable power. Due to technical challenges, on-stream delays, and capital commitments for these projects, we continue to evaluate whether impairment for this asset group exists. Factors specific to the impairment assessment for this asset group include estimating long-term efficiency, output, and on-stream reliability of the projects. Our evaluation as of 31 December 2015 indicated that the probability weighted undiscounted cash flows of the asset group exceed the carrying value; therefore, no impairment was indicated. The carrying value of this asset group as of 31 December 2015 was $938.9. It is reasonably possible that key assumptions or actual conditions may change and result in a future impairment charge.

Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 2, New Accounting Guidance, to the consolidated financial statements.

In fiscal 2016, we changed our method to estimate the service cost and interest cost components of net periodic benefit costs for our major defined benefit pension plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a spot rate approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this change in rate assumption to be a change in estimate and, accordingly, are accounting for it prospectively starting in 2016. We expect that adoption of the spot rate approach will reduce our fiscal 2016 net periodic benefit cost by approximately $30. This change does not affect the measurement of our total benefit obligation.

Otherwise, there have been no changes in accounting policy or accounting estimate in the current period that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

NEW ACCOUNTING GUIDANCE

During the first quarter of fiscal year 2016, we adopted guidance on the presentation of deferred income taxes that resulted in all deferred tax liabilities and assets being classified as noncurrent on the balance sheet. Accordingly, prior year amounts were reclassified to conform to the current year presentation. The guidance, which did not change the existing requirement to net deferred tax assets and liabilities within a jurisdiction, resulted in a reclassification adjustment that increased noncurrent deferred tax assets by $13.7 and decreased noncurrent deferred tax liabilities by $99.9 as of 30 September 2015.

See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about earnings guidance and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, global or regional economic conditions and supply and demand dynamics in market segments into which the Company sells; significant fluctuations in interest rates and foreign currencies from that currently anticipated; with regard to the intended separation of Materials Technologies, general economic and business conditions that may affect the proposed separation and the execution thereof, changes in capital market conditions, and the Company’s decision not to consummate the separation due to market, economic or other events; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific events; the impact of competitive products and pricing; challenges of implementing new technologies; ability to protect and enforce the Company’s intellectual property rights; unexpected changes in raw material supply and markets; the impact of price fluctuations in natural gas and disruptions in markets and the economy due to oil price volatility; the ability to recover increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory investigations; the success of productivity and cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; political risks, including the risks of unanticipated government actions; acts of war or terrorism; the impact of changes in environmental, tax or other legislation and regulatory activities in jurisdictions in which the Company and its affiliates operate; and other risk factors described in the Company’s Form 10-K for its fiscal year ended September 30, 2015. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2015 Form 10-K.

The net financial instrument position decreased from a liability of $4,452.0 at 30 September 2015 to a liability of $4,307.6 at 31 December 2015. The decrease was due primarily to repayment of long-term debt and a stronger U.S. dollar which reduced the translated value of foreign currency debt and increased the fair value of our outstanding derivatives.

The sensitivity analysis related to the interest rate on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level of 31 December 2015, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $130 and $139 in the net liability position of financial instruments at 31 December 2015 and 30 September 2015, respectively. A 100 bp decrease in market interest rates would result in an increase of $140 and $151 in the net liability position of financial instruments at 31 December 2015 and 30 September 2015, respectively.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2015.

There were no material changes to the sensitivity analysis related to the foreign currency exchange rate risk on our financial instruments portfolio since 30 September 2015.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 December 2015 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2015 awards.

10.2	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective as of 1 January 2016.

10.3	Amendment No. 1 to the Air Products and Chemicals, Inc. Deferred Compensation Plan effective 1 January 2016.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 29 January 2016	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2015 awards.

10.2	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective as of 1 January 2016.

10.3	Amendment No. 1 to the Air Products and Chemicals, Inc. Deferred Compensation Plan effective 1 January 2016.

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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