Form 10-Q
period 2016-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2016-04-28
CIK 2969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 March 2016

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 March 2016
Common Stock, $1 par value	216,081,188

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March		Six Months Ended 31 March
(Millions of dollars, except for share data)	2016	2015	2016	2015
Sales	$2,271.2	$2,414.5	$4,627.0	$4,975.3
Cost of sales	1,519.0	1,698.2	3,114.7	3,527.9
Selling and administrative	207.1	240.3	418.5	497.9
Research and development	32.7	35.8	64.7	70.8
Business separation costs	7.4	—	19.4	—
Business restructuring and cost reduction actions	8.6	55.4	8.6	87.8
Pension settlement loss	2.6	12.6	2.6	12.6
Gain on previously held equity interest	—	—	—	17.9
Other income (expense), net	19.5	4.7	25.4	13.0
Operating Income	513.3	376.9	1,023.9	809.2
Equity affiliates’ income	32.5	33.0	66.2	76.1
Interest expense	25.7	23.4	47.9	52.5
Income From Continuing Operations Before Taxes	520.1	386.5	1,042.2	832.8
Income tax provision	132.5	87.7	268.4	194.8
Income from Continuing Operations	387.6	298.8	773.8	638.0
Loss From Discontinued Operations, net of tax	(853.1)	(1.9)	(867.3)	(3.6)
Net Income (Loss)	(465.5)	296.9	(93.5)	634.4
Less: Net Income Attributable to Noncontrolling Interests	7.8	6.9	16.2	19.8
Net Income (Loss) Attributable to Air Products	$(473.3)	$290.0	$(109.7)	$614.6

Net Income (Loss) Attributable to Air Products
Income from continuing operations	$379.8	$291.9	$757.6	$618.2
Loss from discontinued operations	(853.1)	(1.9)	(867.3)	(3.6)
Net Income (Loss) Attributable to Air Products	$(473.3)	$290.0	$(109.7)	$614.6

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.76	$1.36	$3.51	$2.89
Loss from discontinued operations	(3.95)	(.01)	(4.02)	(.02)
Net Income (Loss) Attributable to Air Products	$(2.19)	$1.35	$(.51)	$2.87

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.74	$1.34	$3.47	$2.85
Loss from discontinued operations	(3.91)	(.01)	(3.98)	(.02)
Net Income (Loss) Attributable to Air Products	$(2.17)	$1.33	$(.51)	$2.83

Weighted Average Common Shares — Basic (in millions)	216.1	214.9	215.9	214.5
Weighted Average Common Shares — Diluted (in millions)	217.9	217.4	217.8	217.0
Dividends Declared Per Common Share — Cash	$.86	$.81	$1.67	$1.58

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(Unaudited)

	Three Months Ended 31 March
(Millions of dollars)	2016	2015
Net Income (Loss)	$(465.5)	$296.9
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($19.1) and $61.4	139.9	(232.1)
Net gain (loss) on derivatives, net of tax of $10.2 and ($1.4)	12.8	(.4)
Pension and postretirement benefits, net of tax of ($2.7)	—	(4.6)
Reclassification adjustments:
Currency translation adjustment	.4	—
Derivatives, net of tax of ($.5) and $6.2	(11.1)	17.6
Pension and postretirement benefits, net of tax of $11.3 and $14.7	22.7	28.6
Total Other Comprehensive Income (Loss)	164.7	(190.9)
Comprehensive Income (Loss)	(300.8)	106.0
Net Income Attributable to Noncontrolling Interests	7.8	6.9
Other Comprehensive Income Attributable to Noncontrolling Interests	2.8	.6
Comprehensive Income (Loss) Attributable to Air Products	$(311.4)	$98.5

	Six Months Ended 31 March
(Millions of dollars)	2016	2015
Net Income (Loss)	$(93.5)	$634.4
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($25.8) and $77.5	37.0	(476.5)
Net gain (loss) on derivatives, net of tax of $15.0 and ($12.8)	28.8	(24.2)
Pension and postretirement benefits, net of tax of ($2.7)	—	(4.6)
Reclassification adjustments:
Currency translation adjustment	2.8	—
Derivatives, net of tax of ($8.5) and $11.6	(30.4)	31.1
Pension and postretirement benefits, net of tax of $21.4 and $24.8	43.8	49.5
Total Other Comprehensive Income (Loss)	82.0	(424.7)
Comprehensive Income (Loss)	(11.5)	209.7
Net Income Attributable to Noncontrolling Interests	16.2	19.8
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2.8	(4.5)
Comprehensive Income (Loss) Attributable to Air Products	$(30.5)	$194.4

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except for share data)	31 March 2016	30 September 2015
Assets
Current Assets
Cash and cash items	$313.1	$206.4
Trade receivables, net	1,373.3	1,406.2
Inventories	649.8	657.8
Contracts in progress, less progress billings	144.6	110.8
Prepaid expenses	85.1	67.0
Other receivables and current assets	444.9	343.5
Current assets of discontinued operations	20.4	1.8
Total Current Assets	3,031.2	2,793.5
Investment in net assets of and advances to equity affiliates	1,264.3	1,265.7
Plant and equipment, at cost	19,961.8	19,462.8
Less: accumulated depreciation	11,107.7	10,717.7
Plant and equipment, net	8,854.1	8,745.1
Goodwill, net	1,150.6	1,131.3
Intangible assets, net	499.9	508.3
Noncurrent capital lease receivables	1,291.5	1,350.2
Other noncurrent assets	719.2	648.6
Noncurrent assets of discontinued operations	—	891.8
Total Noncurrent Assets	13,779.6	14,541.0
Total Assets	$16,810.8	$17,334.5

Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,470.6	$1,641.7
Accrued income taxes	77.2	55.8
Short-term borrowings	1,480.9	1,494.3
Current portion of long-term debt	763.9	435.6
Current liabilities of discontinued operations	46.5	17.0
Total Current Liabilities	3,839.1	3,644.4
Long-term debt	3,573.2	3,949.1
Other noncurrent liabilities	1,462.8	1,554.0
Deferred income taxes	882.6	803.4
Noncurrent liabilities of discontinued operations	—	2.5
Total Noncurrent Liabilities	5,918.6	6,309.0
Total Liabilities	9,757.7	9,953.4
Commitments and Contingencies – See Note 13
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2016 and 2015 – 249,455,584 shares)	249.4	249.4
Capital in excess of par value	919.6	904.7
Retained earnings	10,108.8	10,580.4
Accumulated other comprehensive loss	(2,046.7)	(2,125.9)
Treasury stock, at cost (2016 – 33,374,396 shares; 2015 – 34,096,471 shares)	(2,314.5)	(2,359.6)
Total Air Products Shareholders’ Equity	6,916.6	7,249.0
Noncontrolling Interests	136.5	132.1
Total Equity	7,053.1	7,381.1
Total Liabilities and Equity	$16,810.8	$17,334.5

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 31 March
(Millions of dollars)	2016	2015
Operating Activities
Net income (loss)	$(93.5)	$634.4
Less: Net income attributable to noncontrolling interests	16.2	19.8
Net income (loss) attributable to Air Products	(109.7)	614.6
Loss from discontinued operations	867.3	3.6
Income from continuing operations attributable to Air Products	757.6	618.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	464.8	468.8
Deferred income taxes	87.0	53.5
Gain on previously held equity interest	—	(17.9)
Undistributed earnings of unconsolidated affiliates	(7.7)	(58.0)
Share-based compensation	19.5	24.8
Noncurrent capital lease receivables	40.2	(8.7)
Other adjustments	15.0	(58.8)
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	33.2	23.6
Inventories	10.5	(14.0)
Contracts in progress, less progress billings	(35.3)	(17.2)
Other receivables	(57.4)	(75.2)
Payables and accrued liabilities	(226.5)	89.1
Other working capital	(13.4)	(41.1)
Cash Provided by Operating Activities	1,087.5	987.1
Investing Activities
Additions to plant and equipment	(534.8)	(628.5)
Acquisitions, less cash acquired	—	(34.5)
Proceeds from sale of assets and investments	70.6	10.8
Other investing activities	(2.5)	1.5
Cash Used for Investing Activities	(466.7)	(650.7)
Financing Activities
Long-term debt proceeds	—	337.3
Payments on long-term debt	(70.2)	(384.6)
Net increase in commercial paper and short-term borrowings	.2	54.3
Dividends paid to shareholders	(349.1)	(329.4)
Proceeds from stock option exercises	35.5	77.2
Excess tax benefit from share-based compensation	9.7	22.7
Other financing activities	(25.0)	(34.1)
Cash Used for Financing Activities	(398.9)	(256.6)
Discontinued Operations
Cash used for operating activities	(25.1)	(19.9)
Cash used for investing activities	(97.0)	(189.1)
Cash provided by financing activities	—	—
Cash Used for Discontinued Operations	(122.1)	(209.0)
Effect of Exchange Rate Changes on Cash	6.9	(11.7)
Increase (Decrease) in Cash and Cash Items	106.7	(140.9)
Cash and Cash Items – Beginning of Year	206.4	336.6
Cash and Cash Items – End of Period	$313.1	$195.7

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Refer to our 2015 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first six months of fiscal year 2016 other than those detailed in Note 2, New Accounting Guidance. Certain prior year information has been reclassified to conform to the fiscal year 2016 presentation.

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

2.	DISCONTINUED OPERATIONS

On 29 March 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste (EfW) business. As a result, efforts to start up and operate the two EfW projects located in Tees Valley, United Kingdom, have been discontinued. The decision to exit the business and stop development of the projects was based on continued difficulties encountered; and the Company’s conclusion, based on testing and analysis completed during the second fiscal quarter of 2016, that significant additional time and resources would be required to make the projects operational. As a result, the EfW segment has been presented as a discontinued operation. Prior year EfW business segment information has been reclassified to conform to current year presentation. During the three months ended 31 March 2016, we recorded a loss of $945.7 ($846.6 after-tax) for the disposal of the business. Income tax benefits related only to one of the projects, as the other did not qualify for a local tax deduction. This loss includes $913.5 to write down plant assets, previously recorded as construction in progress, to their estimated net realizable value of $20.0 and $32.2 to record a liability for plant disposition and other costs. We estimated the net realizable value of the projects assuming an orderly liquidation of assets capable of being marketed on a secondary equipment market based on market quotes and our experience with selling similar equipment. An asset’s orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a buyer, selling the asset in the existing condition where it is located and assuming the highest and best use of the asset by market participants. We recorded a valuation allowance of $58.0 and unrecognized tax benefits of $7.9 related to deferred tax assets on capital assets generated from the loss.

The following table summarizes the carrying amount of the accrual for our actions to dispose of the EfW business at 31 March 2016:

	Asset Actions	Contract Actions/Other	Total
Loss on disposal of business	$913.5	$32.2	$945.7
Noncash expenses	(913.5)	—	(913.5)
31 March 2016	$—	$32.2	$32.2

The results of discontinued operations are summarized below:

	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
Loss before taxes	$(3.8)	$(2.5)	$(21.3)	$(4.8)
Income tax provision	(2.7)	.6	.6	1.2
Loss from operations of discontinued operations	(6.5)	(1.9)	(20.7)	(3.6)
Loss on disposal, net of tax	(846.6)	—	(846.6)	—
Loss from Discontinued Operations, net of tax	$(853.1)	$(1.9)	$(867.3)	$(3.6)

The loss from operations of discontinued operations primarily relates to land leases, commercial and administrative costs, and costs incurred related to project suspension activities.

Assets and liabilities of discontinued operations consist of the following:

	31 March 2016	30 September 2015
Plant and equipment	$20.0	$—
Other current assets	.4	1.8
Total Current Assets	$20.4	$1.8

Plant and equipment	$—	$891.8
Total Noncurrent Assets	$—	$891.8

Payables and accrued liabilities	$43.7	$17.0
Other current liabilities	2.8	—
Total Current Liabilities	$46.5	$17.0

Other noncurrent liabilities	$—	$2.5
Total Noncurrent Liabilities	$—	$2.5

3.	NEW ACCOUNTING GUIDANCE

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

Discontinued Operations

In April 2014, the FASB issued an update to change the criteria for determining which disposals qualify as a discontinued operation and to expand related disclosure requirements. Under the new guidance, a disposal is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on operations and financial results. We adopted this guidance prospectively for new disposals and new disposal groups classified as held for sale beginning in the first quarter of fiscal year 2016. This guidance had no impact on our consolidated financial statements upon adoption. As a result of actions taken during the second quarter of 2016, our Energy-from-Waste segment has been reported as a discontinued operation. Refer to Note 2, Discontinued Operations, for additional information.

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

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB issued an update to simplify the accounting for employee share-based payments, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments are effective for fiscal year 2018, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Derivative Contract Novations

In March 2016, the FASB issued guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective in fiscal year 2018, with early adoption permitted. We do not expect adoption of this guidance to have a significant impact on our consolidated financial statements.

4.	MATERIALS TECHNOLOGIES SEPARATION

On 16 September 2015, the Company announced plans to separate its Materials Technologies business into an independent publicly traded company and distribute to Air Products shareholders all of the shares of the new public company in a tax free distribution (a “spin-off”). Versum Materials, LLC, or Versum, was formed as the new company to hold the Materials Technologies business in November 2015 and is currently a wholly owned subsidiary of the Company. The Company expects to complete the work to prepare Versum to be a separate and independent company during fiscal year 2016 and is assessing market conditions to determine favorability for a spin-off. Versum will be converted from a limited liability company to a Delaware corporation (Versum Materials, Inc.) prior to spin-off.

For the three and six months ended 31 March 2016, we incurred separation costs of $7.4 and $19.4, respectively, primarily related to legal and other advisory fees. These fees are reflected on the consolidated income statements as “Business separation costs.” The results of operations, financial condition, and cash flows of the Materials Technologies business continue to be presented within our consolidated financial statements as continuing operations. If the Board of Directors approves the final spin-off and the spin-off occurs, we expect the financial presentation of the historical results of the spun-off business will be reflected as a discontinued operation.

5.	BUSINESS RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

Cost Reduction Actions

In the second quarter of fiscal year 2016, we recognized an expense of $8.6 ($7.1 after-tax, or $.03 per share) for severance and other benefits related to the elimination of approximately 170 positions as part of cost reduction actions. The expenses related primarily to the Industrial Gases – Americas and the Industrial Gases – EMEA segments.

The following table summarizes the carrying amount of the accrual for cost reduction actions at 31 March 2016:

Severance and Other Benefits
2016 Charge	$8.6
Amount reflected in pension liability	(.6)
Cash expenditures	(3.0)
Currency translation adjustment	.3
31 March 2016	$5.3

Business Realignment and Reorganization

On 18 September 2014, we announced plans to reorganize the Company, including realignment of our businesses in new reporting segments and other organizational changes, effective as of 1 October 2014. As a result of this reorganization, we incurred an expense of $207.7 throughout fiscal year 2015 for severance and other benefits and asset and associated contract actions. Of this charge, an expense of $55.4 ($38.2 after-tax, or $.18 per share) and $87.8 ($59.9 after-tax, or $.27 per share) was recognized during the three and six months ended 31 March 2015, respectively.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at 31 March 2016:

	Severance and Other Benefits	Asset Actions/Other	Total
30 September 2014	$10.5	$—	$10.5
2015 Charge	151.9	55.8	207.7
Amount reflected in pension liability	(14.0)	—	(14.0)
Noncash expenses	—	(47.4)	(47.4)
Cash expenditures	(113.5)	(1.2)	(114.7)
Currency translation adjustment	(.4)	—	(.4)
30 September 2015	$34.5	$7.2	$41.7
Cash expenditures	(24.0)	(3.8)	(27.8)
Currency translation adjustment	(.3)	—	(.3)
31 March 2016	$10.2	$3.4	$13.6

6.	BUSINESS COMBINATION

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

7.	INVENTORIES

The components of inventories are as follows:

	31 March 2016	30 September 2015
Finished goods	$474.7	$494.9
Work in process	38.1	34.4
Raw materials, supplies and other	229.6	229.3
	$742.4	$758.6
Less: Excess of FIFO cost over LIFO cost	(92.6)	(100.8)
Inventories	$649.8	$657.8

First-in, first-out (FIFO) cost approximates replacement cost.

8.	EQUITY AFFILIATES

On 19 April 2015, a joint venture between Air Products and ACWA Holding entered into a 20-year oxygen and nitrogen supply agreement to supply Saudi Aramco’s oil refinery and power plant being built in Jazan, Saudi Arabia. Air Products owns 25% of the joint venture and guarantees the repayment of its share of an equity bridge loan. ACWA also guarantees their share of the loan. As of 31 March 2016, we have a noncurrent liability of $94.4 for our obligation to make future equity contributions based on our proportionate share of the advances received by the joint venture under the loan. In the first six months of fiscal 2016, we recorded a noncash transaction which resulted in an increase of $26.9 to our investment in net assets of and advances to equity affiliates, which has been excluded from the consolidated statements of cash flows. In total, we expect to invest approximately $100 in this joint venture. We determined that the joint venture is a variable interest entity, for which we are not the primary beneficiary. Air Products has also entered into a long-term sale of equipment contract with the joint venture to engineer, procure, and construct the industrial gas facilities that will supply the gases to Saudi Aramco.

In December 2015, we sold our investment in Daido Air Products Electronics, Inc. for $15.9, which resulted in a gain of $.7. The carrying value at time of sale included a $12.8 investment in net assets of and advances to equity affiliates and a $2.4 foreign currency translation loss that had been deferred in accumulated other comprehensive loss.

In January 2016, we sold our investment in SembCorp Air Products (HyCo) Pte. Ltd. The transaction did not have a material impact on the financial statements.

9.	GOODWILL

Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2016 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Total
Goodwill, net at 30 September 2015	$297.6	$386.5	$133.1	$19.9	$294.2	$1,131.3
Currency translation	8.3	4.4	1.1	.2	5.3	19.3
Goodwill, net at 31 March 2016	$305.9	$390.9	$134.2	$20.1	$299.5	$1,150.6

	31 March 2016	30 September 2015
Goodwill, gross	$1,405.1	$1,375.0
Accumulated impairment losses (A)	(254.5)	(243.7)
Goodwill, net	$1,150.6	$1,131.3

(A)	Amount is attributable to the Industrial Gases – Americas segment and includes currency translation of $50.7 and $61.5 as of 31 March 2016 and 30 September 2015, respectively.

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

Forward Exchange Contracts

We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. dollars as well as Euros and British Pound Sterling. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2016 is 2.7 years.

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

The table below summarizes our outstanding currency price risk management instruments:

	31 March 2016		30 September 2015
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$5,051.6	.5	$4,543.8	.5
Net investment hedges	442.0	3.8	491.3	4.0
Not designated	1,006.6	.5	863.3	.7
Total Forward Exchange Contracts	$6,500.2	.7	$5,898.4	.9

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest included €543.8 million ($618.9) at 31 March 2016 and €687.7 million ($768.4) at 30 September 2015. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt and current portion of long-term debt line items.

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

Interest Rate Management Contracts

We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 March 2016, the outstanding interest rate swaps were denominated in U.S. dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2016				30 September 2015
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.77%	2.8	$600.0	LIBOR	2.77%	3.3
Cross currency interest rate swaps (net investment hedge)	$613.4	3.34%	2.11%	2.8	$609.9	4.06%	2.61%	3.2
Cross currency interest rate swaps (cash flow hedge)	$1,105.8	4.60%	2.70%	3.7	$1,055.2	4.29%	2.63%	3.9
Cross currency interest rate swaps (not designated)	$9.4	3.62%	.81%	2.3	$12.9	3.12%	3.08%	4.1

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March 2016	30 September 2015	Balance Sheet Location	31 March 2016	30 September 2015
Derivatives Designated as Hedging Instruments:

Forward exchange contracts	Other receivables	$107.0	$52.1	Accrued liabilities	$54.9	$110.7
Interest rate management contracts	Other receivables	15.2	17.6	Accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	39.5	68.5	Other noncurrent liabilities	10.9	9.2
Interest rate management contracts	Other noncurrent assets	170.2	153.4	Other noncurrent liabilities	2.3	.8
Total Derivatives Designated as Hedging Instruments		$331.9	$291.6		$68.1	$120.7
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$39.5	$3.2	Accrued liabilities	$7.6	$3.9
Forward exchange contracts	Other noncurrent assets	—	23.3	Other noncurrent liabilities	—	.6
Interest rate management contracts	Other noncurrent assets	—	.8	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$39.5	$27.3		$7.6	$4.5
Total Derivatives		$371.4	$318.9		$75.7	$125.2

Refer to Note 11, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

Three Months Ended 31 March
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2016		2015	2016	2015	2016	2015	2016	2015
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$32.5	$(22.0)	$—	$—	$(19.7)	$21.6	$12.8	$(.4)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.5	.9	—	—	—	—	.5	.9
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(30.2)	23.9	—	—	16.5	(8.0)	(13.7)	15.9
Net (gain) loss reclassified from OCI to interest expense (effective portion)	1.2	.1	—	—	.8	.6	2.0	.7
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	.1	.1	—	—	—	—	.1	.1
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$7.2	$4.5	$7.2	$4.5
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(9.4)	$50.0	$(17.9)	$76.7	$1.9	$27.3	$(25.4)	$154.0
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net (C)	$.7	$(7.4)	$—	$—	$(.6)	$—	$.1	$(7.4)

Six Months Ended 31 March
Forward Exchange Contracts			Foreign Currency Debt		Other (A)		Total
2016		2015	2016	2015	2016	2015	2016	2015
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$27.8	$(46.0)	$—	$—	$1.0	$21.8	$28.8	$(24.2)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	1.4	.3	—	—	—	—	1.4	.3
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(32.0)	42.7	—	—	(3.7)	(13.2)	(35.7)	29.5
Net (gain) loss reclassified from OCI to interest expense (effective portion)	2.6	(.2)	—	—	1.6	.9	4.2	.7
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.3)	.6	—	—	—	—	(.3)	.6
Fair Value Hedges:
Net gain (loss) recognized in interest expense (B)	$—	$—	$—	$—	$(1.8)	$8.0	$(1.8)	$8.0
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(6.4)	$70.1	$(10.3)	$107.8	$8.4	$37.4	$(8.3)	$215.3
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net (C)	$2.4	$(7.2)	$—	$—	$(.6)	$—	$1.8	$(7.2)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.
(B)	The impact of fair value hedges noted above was largely offset by gains and losses resulting from the impact of changes in related interest rates on recognized outstanding debt.
(C)

The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 March 2016 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $7.9 as of 31 March 2016 and $.2 as of 30 September 2015. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management

We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $267.0 as of 31 March 2016 and $226.9 as of 30 September 2015. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 March 2016		30 September 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$186.0	$186.0	$147.1	$147.1
Interest rate management contracts	185.4	185.4	171.8	171.8
Liabilities
Derivatives
Forward exchange contracts	$73.4	$73.4	$124.4	$124.4
Interest rate management contracts	2.3	2.3	.8	.8
Long-term debt, including current portion	4,337.1	4,616.3	4,384.7	4,645.7

The carrying amounts reported in the balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 March 2016				30 September 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$186.0	$—	$186.0	$—	$147.1	$—	$147.1	$—
Interest rate management contracts	185.4	—	185.4	—	171.8	—	171.8	—
Total Assets at Fair Value	$371.4	$—	$371.4	$—	$318.9	$—	$318.9	$—

Liabilities at Fair Value
Derivatives
Forward exchange contracts	$73.4	$—	$73.4	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	2.3	—	2.3	—	.8	—	.8	—
Total Liabilities at Fair Value	$75.7	$—	$75.7	$—	$125.2	$—	$125.2	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	31 March 2016				2016
	Total	Level 1	Level 2	Level 3	Loss
Plant and Equipment—Discontinued operations (A)	$20.0	$—	$—	$20.0	$913.5

(A)

As a result of our exit from the Energy-from-Waste business, we assessed the recoverability of assets capable of being marketed on a secondary equipment market using an orderly liquidation valuation resulting in an impairment loss for the difference between the orderly liquidation value and net book value of the assets. For additional information, see Note 2, Discontinued Operations.

12.	RETIREMENT BENEFITS

The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three and six months ended 31 March 2016 and 2015 were as follows:

	Pension Benefits				Other Benefits
	2016		2015		2016	2015
Three Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$9.3	$6.1	$10.6	$7.9	$.6	$.7
Interest cost	27.7	11.1	31.3	14.2	.5	.5
Expected return on plan assets	(50.5)	(19.6)	(50.5)	(19.1)	—	—
Prior service cost amortization	.8	(.1)	.7	.1	—	—
Actuarial loss amortization	21.5	9.1	19.6	10.1	.1	.2
Settlements	2.6	—	12.6	—	—	—
Curtailments	—	—	3.1	—	—	—
Special termination benefits	.6	—	2.1	.9	—	—
Other	—	.5	—	.5	—	—
Net periodic benefit cost	$12.0	$7.1	$29.5	$14.6	$1.2	$1.4

	Pension Benefits				Other Benefits
	2016		2015		2016	2015
Six Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$18.3	$12.3	$21.2	$16.1	$1.1	$1.4
Interest cost	55.4	22.7	62.5	29.2	1.0	1.1
Expected return on plan assets	(101.0)	(40.3)	(101.0)	(40.2)	—	—
Prior service cost amortization	1.5	(.1)	1.4	.1	—	—
Actuarial loss amortization	42.6	18.3	39.4	20.6	.3	.4
Settlements	2.6	—	12.5	(.1)	—	—
Curtailments	—	—	3.1	—	—	—
Special termination benefits	.6	—	4.8	.9	—	—
Other	—	1.0	1.1	1.0	—	—
Net periodic benefit cost	$20.0	$13.9	$45.0	$27.6	$2.4	$2.9

Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The amount of net periodic benefit cost capitalized in 2016 and 2015 was not material.

Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. For the six months ended 31 March 2016 and 2015, we recognized $2.6 and $12.6 of settlement losses, respectively, related to our U.S. supplemental pension plan. These settlement losses accelerated the recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss. Special termination benefits for 2016 and 2015 are primarily related to the business restructuring and cost reduction actions initiated.

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

For the six months ended 31 March 2016 and 2015, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $60.2 and $95.4, respectively. Total contributions for fiscal 2016 are expected to be approximately $100 to $120. During fiscal 2015, total contributions were $137.5.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $50 at 31 March 2016) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $50 at 31 March 2016) plus interest accrued thereon until final disposition of the proceedings.

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

Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2016 and 30 September 2015 included an accrual of $77.0 and $80.6, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $77 to a reasonably possible upper exposure of $91 as of 31 March 2016.

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

PACE

At 31 March 2016, $30.5 of the environmental accrual was related to the Pace facility.

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

PIEDMONT

At 31 March 2016, $18.0 of the environmental accrual was related to the Piedmont site.

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

PASADENA

At 31 March 2016, $10.6 of the environmental accrual was related to the Pasadena site.

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

We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the six months ended 31 March 2016, we granted deferred stock units and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 March 2016, there were 4,774,072 shares available for future grant under our Long-Term Incentive Plan, which is shareholder approved.

Share-based compensation cost recognized in the consolidated income statements is summarized below:

	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
Before-Tax Share-Based Compensation Cost	$9.3	$12.9	$19.5	$24.8
Income Tax Benefit	(3.3)	(4.7)	(6.8)	(8.7)
After-Tax Share-Based Compensation Cost	$6.0	$8.2	$12.7	$16.1

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in 2016 and 2015 was not material.

Deferred Stock Units

During the six months ended 31 March 2016, we granted 127,262 market-based deferred stock units. The market-based deferred stock units are earned out at the end of a performance period beginning 1 October 2015 and ending 30 September 2018, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three year performance period.

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

In addition, during the six months ended 31 March 2016, we granted 148,073 time-based deferred stock units at a weighted-average grant-date fair value of $136.96.

Restricted Stock

During the six months ended 31 March 2016, we issued 32,920 restricted stock units at a grant-date fair value of $138.00.

15.	EQUITY

The following is a summary of the changes in total equity:

	Three Months Ended 31 March
	2016			2015
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 December	$7,367.1	$131.9	$7,499.0	$7,351.5	$151.8	$7,503.3
Net income (loss) (A)	(473.3)	7.8	(465.5)	290.0	6.9	296.9
Other comprehensive income (loss)	161.9	2.8	164.7	(191.5)	.6	(190.9)
Dividends on common stock (per share $.86, $.81)	(185.8)	—	(185.8)	(173.9)	—	(173.9)
Dividends to noncontrolling interests	—	(6.3)	(6.3)	—	(13.1)	(13.1)
Share-based compensation	9.3	—	9.3	12.9	—	12.9
Treasury shares for stock option and award plans	32.8	—	32.8	32.8	—	32.8
Tax benefit of stock option and award plans	4.8	—	4.8	9.4	—	9.4
Other equity transactions	(.2)	.3	.1	1.3	(2.4)	(1.1)
Balance at 31 March	$6,916.6	$136.5	$7,053.1	$7,332.5	$143.8	$7,476.3

	Six Months Ended 31 March
	2016			2015
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,249.0	$132.1	$7,381.1	$7,365.8	$155.6	$7,521.4
Net income (loss) (A)	(109.7)	16.2	(93.5)	614.6	14.4	629.0
Other comprehensive income (loss)	79.2	2.8	82.0	(420.2)	(4.5)	(424.7)
Dividends on common stock (per share $1.67, $1.58)	(360.5)	—	(360.5)	(339.3)	—	(339.3)
Dividends to noncontrolling interests	—	(14.8)	(14.8)	—	(19.3)	(19.3)
Share-based compensation	19.5	—	19.5	24.8	—	24.8
Treasury shares for stock option and award plans	30.8	—	30.8	62.9	—	62.9
Tax benefit of stock option and award plans	9.7	—	9.7	22.9	—	22.9
Other equity transactions	(1.4)	.2	(1.2)	1.0	(2.4)	(1.4)
Balance at 31 March	$6,916.6	$136.5	$7,053.1	$7,332.5	$143.8	$7,476.3

(A)

Net income attributable to noncontrolling interests for the three and six months ended 31 March 2015 excludes net income of $0.0 and $5.4, respectively, related to redeemable noncontrolling interests, which were not part of total equity. There was no net income related to redeemable noncontrolling interests for the three and six months ended 31 March 2016.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and six months ended 31 March 2016:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2015	$(46.2)	$(1,057.0)	$(1,105.4)	$(2,208.6)
Other comprehensive income before reclassifications	12.8	139.9	—	152.7
Amounts reclassified from AOCL	(11.1)	.4	22.7	12.0
Net current period other comprehensive income	$1.7	$140.3	$22.7	$164.7
Amount attributable to noncontrolling interests	(.1)	2.9	—	2.8
Balance at 31 March 2016	$(44.4)	$(919.6)	$(1,082.7)	$(2,046.7)

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2015	$(42.9)	$(956.5)	$(1,126.5)	$(2,125.9)
Other comprehensive income before reclassifications	28.8	37.0	—	65.8
Amounts reclassified from AOCL	(30.4)	2.8	43.8	16.2
Net current period other comprehensive income (loss)	$(1.6)	$39.8	$43.8	$82.0
Amount attributable to noncontrolling interests	(.1)	2.9	—	2.8
Balance at 31 March 2016	$(44.4)	$(919.6)	$(1,082.7)	$(2,046.7)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$.5	$.9	$1.4	$.3
Other income (expense), net	(13.6)	16.0	(36.0)	30.1
Interest expense	2.0	.7	4.2	.7
Total (Gain) Loss on Cash Flow Hedges, net of tax	$(11.1)	$17.6	$(30.4)	$31.1

Currency Translation Adjustment (A)	$.4	$—	$2.8	$—

Pension and Postretirement Benefits, net of tax (B)	$22.7	$28.6	$43.8	$49.5

(A)	The impact is reflected in Other income (expense), net and primarily relates to the sale of an equity affiliate in the first quarter of 2016. Refer to Note 8, Equity Affiliates.
(B)

The components include items such as prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 12, Retirement Benefits.

17.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
Numerator
Income from continuing operations	$379.8	$291.9	$757.6	$618.2
Loss from discontinued operations	(853.1)	(1.9)	(867.3)	(3.6)
Net Income (Loss) Attributable to Air Products	$(473.3)	$290.0	$(109.7)	$614.6

Denominator (in millions)
Weighted average number of common shares — Basic	216.1	214.9	215.9	214.5
Effect of dilutive securities
Employee stock option and other award plans	1.8	2.5	1.9	2.5
Weighted average number of common shares — Diluted	217.9	217.4	217.8	217.0

Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.76	$1.36	$3.51	$2.89
Loss from discontinued operations	(3.95)	(.01)	(4.02)	(.02)
Net Income (Loss) Attributable to Air Products	$(2.19)	$1.35	$(.51)	$2.87

Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.74	$1.34	$3.47	$2.85
Loss from discontinued operations	(3.91)	(.01)	(3.98)	(.02)
Net Income (Loss) Attributable to Air Products	$(2.17)	$1.33	$(.51)	$2.83

Outstanding share-based awards of .2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2016. Outstanding share-based awards of .2 and .3 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2015, respectively.

18.	SUPPLEMENTAL INFORMATION

Cash Paid for Taxes (Net of Cash Refunds)

Income tax payments, net of refunds, were $177.9 and $155.8 for the six months ended 31 March 2016 and 31 March 2015, respectively.

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

Our reporting segments are:

●	Industrial Gases – Americas

●	Industrial Gases – EMEA (Europe, Middle East, and Africa)

●	Industrial Gases – Asia

●	Industrial Gases – Global

●	Materials Technologies

●	Corporate and other

Business Segment

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Materials Technologies	Corporate and other	Segment Total
Three Months Ended 31 March 2016
Sales	$797.9	$420.3	$406.4	$86.6	$494.3	$65.7	$2,271.2
Operating income (loss)	224.2	89.4	104.4	(10.9)	129.3	(4.5)	531.9
Depreciation and amortization	109.4	48.3	48.5	1.8	20.0	4.1	232.1
Equity affiliates’ income	7.7	7.2	17.4	—	.2	—	32.5
Three Months Ended 31 March 2015
Sales	$890.4	$448.8	$393.0	$67.1	$533.3	$81.9	$2,414.5
Operating income (loss)	182.0	71.0	84.7	(7.9)	124.2	(9.1)	444.9
Depreciation and amortization	103.3	47.6	50.3	5.5	23.3	3.3	233.3
Equity affiliates’ income (loss)	15.1	8.0	9.4	(.2)	.7	—	33.0
Six Months Ended 31 March 2016
Sales	$1,634.0	$858.6	$819.6	$190.9	$984.3	$139.6	$4,627.0
Operating income (loss)	436.0	181.1	221.1	(30.2)	256.5	(10.0)	1,054.5
Depreciation and amortization	218.2	95.0	100.2	3.9	39.6	7.9	464.8
Equity affiliates’ income (loss)	22.2	14.8	29.1	(.5)	.6	—	66.2
Six Months Ended 31 March 2015
Sales	$1,893.4	$949.6	$791.7	$126.1	$1,057.3	$157.2	$4,975.3
Operating income (loss)	393.2	152.3	175.2	(25.8)	228.8	(32.0)	891.7
Depreciation and amortization	206.9	98.7	99.9	9.8	47.3	6.2	468.8
Equity affiliates’ income	32.3	18.3	24.0	.2	1.3	—	76.1
Total Assets
31 March 2016	$5,899.2	$3,314.4	$4,215.5	$278.6	$1,735.1	$1,347.6	$16,790.4
30 September 2015	5,774.9	3,323.9	4,154.0	370.5	1,741.9	1,075.7	16,440.9

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three and six months ended 31 March 2016, the Industrial Gases – Global segment had intersegment sales of $56.6 and $111.2, respectively. For the three and six months ended 31 March 2015, the Industrial Gases – Global segment had intersegment sales of $54.1 and $113.7, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments is generally transferred at cost and not reflected as an intersegment sale.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended 31 March		Six Months Ended 31 March
Operating Income	2016	2015	2016	2015
Segment total	$531.9	$444.9	$1,054.5	$891.7
Business separation costs	(7.4)	—	(19.4)	—
Business restructuring and cost reduction actions	(8.6)	(55.4)	(8.6)	(87.8)
Pension settlement loss	(2.6)	(12.6)	(2.6)	(12.6)
Gain on previously held equity interest	—	—	—	17.9
Consolidated Total	$513.3	$376.9	$1,023.9	$809.2

Below is a reconciliation of segment total assets to consolidated total assets:

Total Assets	31 March 2016	30 September 2015
Segment total	$16,790.4	$16,440.9
Discontinued operations	20.4	893.6
Consolidated Total	$16,810.8	$17,334.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Millions of dollars, except for share data)

The disclosures in this quarterly report are complementary to those made in our 2015 Form 10-K. An analysis of results for the second quarter and first six months of 2016 is provided in the Management’s Discussion and Analysis to follow.

On 29 March 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste (EfW) business and efforts to start up and operate the two EfW projects located in Tees Valley, United Kingdom, have been discontinued. As a result, the EfW segment has been presented as a discontinued operation. Prior year EfW business segment information has been reclassified to conform to current year presentation.

The discussion that follows, unless otherwise indicated, is on a continuing operations basis. All comparisons in the discussion are to the corresponding prior year unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles (GAAP), except as noted.

Captions such as income from continuing operations attributable to Air Products, net income attributable to Air Products and diluted earnings per share attributable to Air Products are simply referred to as “income from continuing operations,” “net income,” and “diluted earnings per share” throughout this Management’s Discussion and Analysis, unless otherwise stated.

The discussion of results that follows includes comparisons of non-GAAP financial measures. Included in these non-GAAP measures is Adjusted EBITDA, which we believe to be a useful metric to assess operating performance. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures that our management uses internally to evaluate our performance. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 44-47. Descriptions of the excluded items appear on pages 31 and 39.

SECOND QUARTER 2016 VS. SECOND QUARTER 2015

SECOND QUARTER 2016 IN SUMMARY

●	Sales of $2,271.2 decreased 6%, or $143.3, due to an unfavorable currency impact of 3% and lower energy contractual pass-through to customers of 3%.

●

Operating income of $513.3 increased 36%, or $136.4, and operating margin of 22.6% increased 700 basis points (bp). On a non-GAAP basis, operating income of $531.9 increased 20%, or $87.0, and operating margin of 23.4% increased 500 bp. The increase in operating margin is primarily due to favorable cost performance from business restructuring and cost reduction actions.

●	Adjusted EBITDA of $796.5 increased 12%, or $85.3, primarily due to favorable cost performance. Adjusted EBITDA margin of 35.1% increased 560 bp.

●

Income from continuing operations of $379.8 increased 30%, or $87.9, and diluted earnings per share of $1.74 increased 30%, or $.40. On a non-GAAP basis, income from continuing operations of $397.4 increased 18%, or $59.4, and diluted earnings per share of $1.82 increased 17%, or $.26. A summary table of changes in diluted earnings per share is presented below.

●	We increased our quarterly dividend by 6% from $.81 to $.86 per share. This represents the 34th consecutive year that we increased our dividend payment.

●	We committed to exit the Energy-from-Waste business.

Changes in Diluted Earnings per Share Attributable to Air Products – Non-GAAP Basis

	Three Months Ended 31 March		Increase (Decrease)
	2016	2015
Diluted Earnings per Share
Net Income (Loss)	$(2.17)	$1.33	$(3.50)
Loss from Discontinued Operations	(3.91)	(.01)	(3.90)
Income from Continuing Operations – GAAP Basis	$1.74	$1.34	$.40
Business separation costs	.04		.04
Business restructuring and cost reduction actions	.03	.18	(.15)
Pension settlement loss	.01	.04	(.03)
Income from Continuing Operations – Non-GAAP Basis	$1.82	$1.56	$.26

Operating Income (after-tax)
Underlying business
Volume			$(.10)
Price/raw materials			.08
Costs			.36
Currency			(.05)
Operating Income			$.29

Other (after-tax)
Interest expense			(.01)
Income tax			(.02)
Other			$(.03)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.26

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Three Months Ended 31 March
	2016	2015	$ Change	Change
Sales	$2,271.2	$2,414.5	$(143.3)	(6)%
Operating income	513.3	376.9	136.4	36%
Operating margin	22.6%	15.6%		700bp
Equity affiliates’ income	32.5	33.0	(.5)	(2)%

Non-GAAP Basis
Adjusted EBITDA	$796.5	$711.2	$85.3	12%
Adjusted EBITDA margin	35.1%	29.5%		560bp
Operating income	531.9	444.9	87.0	20%
Operating margin	23.4%	18.4%		500bp

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	—%
Currency	(3)%
Energy and raw material cost pass-through	(3)%
Total Consolidated Change	(6)%

Underlying sales were flat. Volumes related to our Jazan sale of equipment project increased sales by 1%. All other volumes decreased sales by 1%. Price was also flat as increases in the Industrial Gases – Americas and Industrial Gases – EMEA segments were mostly offset by lower prices in Industrial Gases – Asia. Currency and energy contractual cost pass-through to customers each lowered sales by 3%.

Operating Income and Margin

Operating income of $513.3 increased 36%, or $136.4, as favorable operating costs of $106 and favorable pricing net of raw material costs of $24, were partially offset by lower volumes of $30 and unfavorable currency impacts of $13. Additionally, current year operating income included cost reduction actions of $9, business separation costs of $7, and pension settlement loss of $3. The prior year also included a charge of $55 for business restructuring and cost reduction actions and a pension settlement loss of $13. Operating costs were lower primarily due to benefits from our cost reduction actions, lower incentive compensation, and pension expense. Operating margin of 22.6% increased 700 bp.

On a non-GAAP basis, operating income of $531.9 increased 20%, or $87.0, and operating margin of 23.4% increased 500 bp primarily due to lower operating and raw material costs, partially offset by lower volumes.

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

Adjusted EBITDA of $796.5 increased 12%, or $85.3, primarily due to favorable costs partially offset by lower volumes. Adjusted EBITDA margin of 35.1% increased 560 bp.

Equity Affiliates’ Income

Income from equity affiliates of $32.5 decreased $.5 as higher income from Industrial Gases – Asia affiliates was offset by lower income from Industrial Gases – Americas affiliates.

Cost of Sales and Gross Margin

Cost of sales of $1,519.0 decreased $179.2, due to lower operating costs of $81, lower energy costs of $64, and favorable currency impact of $48, partially offset by higher costs attributable to sales volumes of $14. Operating costs included favorable impacts from cost reduction actions of $18, lower maintenance of $13, and lower incentive compensation of $12. Costs associated with volumes were higher primarily due to the Jazan sale of equipment activity for which we did not record profit in the second quarter of 2016.

Gross margin of 33.1% increased 340 bp, primarily due to favorable costs, including lower energy pass-through, of 440 bp, partially offset by unfavorable volume mix of 110 bp.

Selling and Administrative Expense

Selling and administrative expense of $207.1 decreased $33.2, primarily due to the benefits of our cost reduction actions of $23 and lower incentive compensation of $9. Selling and administrative expense, as a percent of sales, decreased from 10.0% to 9.1%.

Research and Development

Research and development expense of $32.7 decreased $3.1. Research and development expense, as a percent of sales, decreased from 1.5% in 2015 to 1.4% in 2016.

Business Separation Costs

On 16 September 2015, the Company announced plans to separate its Materials Technologies business into an independent publicly traded company and distribute to Air Products shareholders all of the shares of the new public company in a tax free distribution (a “spin-off”). Versum Materials, LLC, or Versum, was formed as the new company to hold the Materials Technologies business in November 2015 and is currently a wholly owned subsidiary of the Company. The Company expects to complete the work to prepare Versum to be a separate and independent company during fiscal year 2016 and is assessing market conditions to determine favorability for a spin-off. Versum will be converted from a limited liability company to a Delaware corporation (Versum Materials, Inc.) prior to spin-off. During the three months ended 31 March 2016, we incurred separation costs of $7.4 ($8.9 including tax impact, or $.04 per share), primarily related to legal and other advisory fees.

Business Restructuring and Cost Reduction Actions

During the three months ended 31 March 2016, we recognized an expense of $8.6 ($7.1 after-tax, or $.03 per share) for severance and other benefits related to the elimination of approximately 170 positions as part of cost reduction actions. We expect to incur costs associated with other cost savings initiatives in future periods.

Through fiscal year 2015, we incurred severance and other charges related to the reorganization of the Company, including realignment of our businesses in new reporting segments. During the three months ended 31 March 2015, we recognized an expense of $55.4 ($38.2 after-tax, or $.18 per share). Refer to Note 5, Business Restructuring and Cost Reduction Actions, for additional details.

Pension Settlement

Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlement losses are recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. During the three months ended 31 March 2016 and 2015, we recognized a pension settlement charge of $2.6 ($1.6 after-tax, or $.01 per share) and $12.6 ($7.9 after-tax, or $.04 per share), respectively, associated with our U.S. supplemental pension plan. This settlement accelerated the recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss. We expect that additional settlement losses will be recognized during the second half of the fiscal year.

Other Income (Expense), Net

Other income (expense), net of $19.5 increased $14.8 primarily due to contract settlement gains and a favorable foreign exchange impact.

Interest Expense

	Three Months Ended 31 March
	2016	2015
Interest incurred	$36.2	$35.5
Less: capitalized interest	10.5	12.1
Interest expense	$25.7	$23.4

Interest incurred increased $.7. The increase resulted primarily from a higher average interest rate on the debt portfolio and a higher average debt balance, partially offset by the impact of a stronger U.S. dollar on the translation of foreign currency interest. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction. We expect less capitalized interest and, as a result, higher interest expense in future periods due to the exit of the Energy-from-Waste business.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 25.5% and 22.7% in the second quarter of 2016 and 2015, respectively. The 280 bp increase was primarily due to the increase in and mix of income in jurisdictions with a higher effective tax rate and business separation costs for which a tax benefit was not available. On a non-GAAP basis, the effective tax rate increased 70 bp from 24.1% in 2015 to 24.8% in 2016, primarily due to the increase in and mix of income in jurisdictions with a higher effective tax rate.

Discontinued Operations

On 29 March 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste (EfW) business. As a result, efforts to start up and operate its two EfW projects located in Tees Valley, United Kingdom have been discontinued. The decision to exit the business and stop development of the projects was based on continued difficulties encountered; and the Company’s conclusion, based on testing and analysis completed during the second fiscal quarter of 2016, that significant additional time and resources would be required to make the projects operational. In addition, the decision allows the Company to execute its strategy of focusing resources on its core Industrial Gases business. As a result, the EfW business segment has been presented as a discontinued operation. Prior year EfW business segment information has been reclassified to conform to current year presentation. During the three months ended 31 March 2016, a loss on disposal, net of tax, of $846.6 was recorded, primarily to write-down assets to their estimated net realizable value and record a liability for plant disposition and other costs. We expect additional exit costs of $50 to $100 to be recorded in future periods.

The loss from operations of discontinued operations, net of tax, of $6.5 and $1.9 for the three months ended 31 March 2016 and 2015, respectively, includes costs for the land lease and commercial and administrative expenses.

Refer to Note 2, Discontinued Operations, for additional details.

Segment Analysis

Industrial Gases – Americas

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$797.9	$890.4	$(92.5)	(10)%
Operating income	224.2	182.0	42.2	23%
Operating margin	28.1%	20.4%		770bp
Equity affiliates’ income	7.7	15.1	(7.4)	(49)%
Adjusted EBITDA	341.3	300.4	40.9	14%
Adjusted EBITDA margin	42.8%	33.7%		910bp

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	(2)%
Price	1%
Currency	(3)%
Energy and raw material cost pass-through	(6)%
Total Industrial Gases – Americas Sales Change	(10)%

Underlying sales decreased 1% as lower volumes of 2% were partially offset by higher pricing of 1%. Volumes were down due to weakness in Latin America and in the North America steel and oil field services markets. Pricing was higher due to the benefit of pricing actions, including recovery of inflationary and power cost increases in Latin America. Lower energy contractual cost pass-through to customers, primarily related to natural gas, decreased sales by 6%. In addition, currency reduced sales by 3% primarily due to the weakening of the Chilean Peso, Brazilian Real, and Canadian Dollar.

Industrial Gases – Americas Operating Income and Margin

Operating income of $224.2 increased $42.2, as favorable operating costs of $51 and higher pricing net of energy and fuel costs of $4 were partially offset by lower volumes of $8 and unfavorable currency impacts of $5. Operating costs were lower due to benefits from cost reduction actions and lower maintenance. Operating margin of 28.1% increased 770 bp from the prior year primarily due to favorable cost performance.

Industrial Gases – Americas Equity Affiliates’ Income

Equity affiliates’ income of $7.7 decreased $7.4, primarily due to currency and higher maintenance expense.

Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$420.3	$448.8	$(28.5)	(6)%
Operating income	89.4	71.0	18.4	26%
Operating margin	21.3%	15.8%		550bp
Equity affiliates’ income	7.2	8.0	(.8)	(10)%
Adjusted EBITDA	144.9	126.6	18.3	14%
Adjusted EBITDA margin	34.5%	28.2%		630bp

Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	2%
Currency	(3)%
Energy and raw material cost pass-through	(4)%
Total Industrial Gases – EMEA Sales Change	(6)%

Underlying sales increased 1% as higher pricing of 2% was partially offset by lower volume of 1%. Sales improved from ongoing pricing actions. Volumes decreased from continued weakness in the region. Unfavorable currency impacts, primarily from the Euro, the British Pound Sterling, and the Polish Zloty, reduced sales by 3%. Lower energy and natural gas contractual cost pass-through to customers decreased sales by 4%.

Industrial Gases – EMEA Operating Income and Margin

Operating income of $89.4 increased by 26%, or $18.4, primarily due to favorable costs, driven by cost reduction actions, of $19 and higher pricing net of energy and fuel costs of $7, partially offset by unfavorable volumes of $5 and unfavorable currency impacts of $3. Operating margin of 21.3% increased 550 bp from the prior year, primarily due to favorable cost performance and higher pricing, partially offset by lower volumes.

Industrial Gases – EMEA Equity Affiliates’ Income

Equity affiliates’ income of $7.2 decreased $.8.

Industrial Gases – Asia

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$406.4	$393.0	$13.4	3%
Operating income	104.4	84.7	19.7	23%
Operating margin	25.7%	21.6%		410bp
Equity affiliates’ income	17.4	9.4	8.0	85%
Adjusted EBITDA	170.3	144.4	25.9	18%
Adjusted EBITDA margin	41.9%	36.7%		520bp

Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	10%
Price	(1)%
Currency	(6)%
Energy and raw material cost pass-through	—%
Total Industrial Gases – Asia Sales Change	3%

Underlying sales increased by 9% from higher volumes of 10%, partially offset by lower pricing of 1%. Volumes increased primarily due to new plants in China and higher merchant volumes. Pricing was down due to continued pricing pressure on the merchant market in China due to overcapacity. Unfavorable currency impacts, primarily from the Chinese Renminbi, Korean Won, and Taiwanese Dollar decreased sales by 6%.

Industrial Gases – Asia Operating Income and Margin

Operating income of $104.4 increased 23%, or $19.7, primarily due to lower operating costs of $17 and higher volumes of $8, partially offset by an unfavorable currency impact of $5. The lower operating costs include the benefit of our cost reduction actions. Operating margin increased 410 bp from the prior year, primarily due to favorable cost performance.

Industrial Gases – Asia Equity Affiliates’ Income

Equity affiliates’ income of $17.4 increased $8.0, primarily due to a favorable contract termination, higher volumes, and improved cost performance.

Industrial Gases – Global

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$86.6	$67.1	$19.5	29%
Operating loss	(10.9)	(7.9)	(3.0)	(38)%
Adjusted EBITDA	(9.1)	(2.6)	(6.5)	(250)%

Industrial Gases – Global Sales and Operating Loss

The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the regional Industrial Gases segments.

Sales of $86.6 increased $19.5, or 29%. The increase in sales was driven by a sale of equipment contract for multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia which more than offset the decrease in small equipment and other air separation unit sales. During the second quarter of 2016, we recognized $30 of sales related to the Jazan project. Due to uncertainty over costs to complete the project, no profit has been recognized.

Operating loss of $10.9 increased $3.0, as a gain associated with the cancellation of a sale of equipment contract in the prior year was partially offset by the benefit of our cost reduction actions.

Materials Technologies

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$494.3	$533.3	$(39.0)	(7)%
Operating income	129.3	124.2	5.1	4%
Operating margin	26.2%	23.3%		290bp
Adjusted EBITDA	149.5	148.2	1.3	1%
Adjusted EBITDA margin	30.2%	27.8%		240bp

Materials Technologies Sales

% Change from Prior Year
Underlying business
Volume	(6)%
Price	—%
Currency	(1)%
Total Materials Technologies Sales Change	(7)%

Underlying sales decreased by 6% from lower volumes. Electronic Materials underlying sales decreased 8% as lower delivery system volumes were partially offset by higher pricing. Performance Materials underlying sales decreased 4% from lower volumes of 2% and lower pricing of 2%. Epoxy volumes were lower due to the weakness in oil and gas and marine coatings end markets. Additives volumes were lower due to the oil and gas and mining markets. Unfavorable currency impacts decreased sales by 1%.

Materials Technologies Operating Income and Margin

Operating income of $129.3 increased 4%, or $5.1, primarily from favorable pricing and mix, net of raw material costs, of $13 and lower costs of $3, partially offset by lower volumes of $7 and unfavorable currency impacts of $4. Operating margin of 26.2% increased 290 bp, primarily from the favorable raw material cost and favorable cost performance.

Corporate and other

	Three Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$65.7	$81.9	$(16.2)	(20)%
Operating loss	(4.5)	(9.1)	4.6	51%
Adjusted EBITDA	(.4)	(5.8)	5.4	93%

Corporate and other Sales and Operating Loss

Sales of $65.7 decreased $16.2 primarily due to lower liquefied natural gas (LNG) project activity. We expect continued weakness in LNG project activity in future periods. Operating loss of $4.5 decreased $4.6 due to benefits from our cost reduction actions.

FIRST SIX MONTHS 2016 VS. FIRST SIX MONTHS 2015

FIRST SIX MONTHS 2016 IN SUMMARY

●

Sales of $4,627.0 decreased 7%, or $348.3, as underlying sales growth of 1% was more than offset by unfavorable currency impacts of 4% and lower energy contractual cost pass-through to customers of 4%. The underlying sales growth was primarily from higher price in the Industrial Gases – Americas, Industrial Gases – EMEA, and Materials Technologies segments.

●

Operating income of $1,023.9 increased 27%, or $214.7, and operating margin of 22.1% increased 580 bp, primarily due to lower costs. On a non-GAAP basis, operating income of $1,054.5 increased 18%, or $162.8, and operating margin of 22.8% increased 490 bp.

●	Adjusted EBITDA of $1,585.5, increased 10%, or $148.9, primarily due to favorable cost performance. Adjusted EBITDA margin of 34.3% increased 540 bp.

●

Income from continuing operations of $757.6 increased 23%, or $139.4, and diluted earnings per share of $3.47 increased 22%, or $.62. On a non-GAAP basis, income from continuing operations of $787.2 increased 17%, or $112.4, and diluted earnings per share of $3.61 increased 16%, or $.50. A summary table of changes in diluted earnings per share is presented below.

●	We increased our quarterly dividend by 6% from $.81 to $.86 per share. This represents the 34th consecutive year that we have increased our dividend payment.

●	We committed to exit the Energy-from-Waste business.

Changes in Diluted Earnings per Share Attributable to Air Products – Non-GAAP Basis

	Six Months Ended 31 March		Increase (Decrease)
	2016	2015
Diluted Earnings per Share
Net Income (Loss)	$(.51)	$2.83	$(3.34)
Loss from Discontinued Operations	(3.98)	(.02)	(3.96)
Diluted Earnings per Share – GAAP Basis	$3.47	$2.85	$.62
Business separation costs	.10	—	.10
Business restructuring and cost reduction actions	.03	.27	(.24)
Pension settlement loss	.01	.04	(.03)
Gain on previously held equity interest	—	(.05)	.05
Diluted Earnings per Share – Non-GAAP Basis	$3.61	$3.11	$.50

Operating Income (after-tax)
Underlying business
Volume			$(.08)
Price/raw materials			.22
Costs			.55
Currency			(.13)
Operating Income			$.56

Other (after-tax)
Equity affiliates’ income			(.03)
Interest expense			.01
Income tax			(.05)
Noncontrolling interests			.02
Weighted average diluted shares			(.01)
Other			$(.06)
Total Change in Diluted Earnings per Share from Continuing Operations – Non-GAAP Basis			$.50

RESULTS OF OPERATIONS

Discussion of Consolidated Results

	Six Months Ended 31 March
	2016	2015	$ Change	Change
Sales	$4,627.0	$4,975.3	$(348.3)	(7)%
Operating income	1,023.9	809.2	214.7	27%
Operating margin	22.1%	16.3%		580bp
Equity affiliates’ income	66.2	76.1	(9.9)	(13)%

Non-GAAP Basis
Adjusted EBITDA	1,585.5	1,436.6	148.9	10%
Adjusted EBITDA margin	34.3%	28.9%		540bp
Operating income	1,054.5	891.7	162.8	18%
Operating margin	22.8%	17.9%		490bp

Sales

% Change from Prior Year
Underlying business
Volume	—%
Price	1%
Currency	(4)%
Energy and raw material cost pass-through	(4)%
Total Consolidated Change	(7)%

Underlying sales were up 1% from higher pricing. Volumes were flat as our Jazan sale of equipment project increased sales by 2% while all other volumes decreased sales by 2%. The favorable pricing was primarily in the Industrial Gases – Americas, Industrial Gases – EMEA and Materials Technologies segments. Currency unfavorably impacted sales by 4% and lower energy contractual cost pass-through to customers decreased sales by 4%.

Operating Income and Margin

Operating income of $1,023.9 increased 27%, or $214.7, as lower operating costs of $158, favorable pricing net of energy and fuel costs of $65, lower business restructuring and cost reduction actions of $79, and lower pension settlement losses of $10, were partially offset by unfavorable currency impacts of $36, and lower volumes of $24. In addition, the current year included business separation costs of $19 and the prior year included a gain of $18 on a previously held equity interest. Operating costs were lower due to benefits from our cost reduction actions of $98, lower maintenance expense of $28, lower incentive compensation of $21, and lower other costs of $11. Operating margin of 22.1% increased 580 bp, primarily due to favorable costs and higher pricing, net of raw materials costs. On a non-GAAP basis, operating income of $1,054.5 increased 18%, or $162.8, and operating margin of 22.8% increased 490 bp.

Adjusted EBITDA

Adjusted EBITDA of $1,585.5 increased 10%, or $148.9, primarily due to favorable cost and higher pricing. Adjusted EBITDA margin of 34.3% increased 540 bp.

Equity Affiliates’ Income

Income from equity affiliates of $66.2 decreased $9.9, primarily due to unfavorable currency impacts.

Cost of Sales and Gross Margin

Cost of sales of $3,114.7 decreased $413.2, primarily due to lower energy costs of $183, a favorable currency impact of $136, and lower operating costs of $127, partially offset by unfavorable costs attributable to sales volumes of $33. Operating costs included favorable impacts from cost reduction actions of $40, lower maintenance costs of $28, and lower other costs, including incentive compensation and pension, of $60. Costs associated with volumes were higher primarily due to the Jazan sale of equipment activity for which we did not record profit in the current year.

Gross margin of 32.7% increased 360 bp, primarily due to lower costs.

Selling and Administrative Expense

Selling and administrative expense of $418.5 decreased $79.4, primarily due to the benefits of our recent cost reduction actions of $53 favorable currency effects of $23, and lower other costs of $3. Selling and administrative expense, as a percent of sales, decreased from 10.0% to 9.0%.

Research and Development

Research and development expense of $64.7 decreased $6.1 due to lower operating costs. Research and development expense, as a percent of sales, was 1.4% in both 2015 and 2016.

Business Separation Costs

On 16 September 2015, the Company announced plans to separate its Materials Technologies business into an independent publicly traded company and distribute to Air Products shareholders all of the shares of the new public company in a tax free distribution (a “spin-off”). Versum Materials, LLC, or Versum, was formed as the new company to hold the Materials Technologies business in November 2015 and is currently a wholly owned subsidiary of the Company. The Company expects to complete the work to prepare Versum to be a separate and independent company during fiscal year 2016 and is assessing market conditions to determine favorability for a spin-off. Versum will be converted from a limited liability company to a Delaware corporation (Versum Materials, Inc.) prior to spin-off. During the six months ended 31 March 2016, we incurred separation costs of $19.4 ($20.9 including tax impact, or $.10 per share), primarily related to legal and other advisory fees.

Business Restructuring and Cost Reduction Actions

During the six months ended 31 March 2016, we recognized an expense of $8.6 ($7.1 after-tax, or $.03 per share) for severance and other benefits related to the elimination of approximately 170 positions as part of cost reduction actions. We expect to incur costs associated with other cost saving initiatives in future periods.

Through fiscal year 2015, we incurred severance and other charges related to the reorganization of the Company, including realignment of our businesses in new reporting segments. During the six months ended 31 March 2015, we recognized an expense of $87.8 ($59.9 after-tax, or $.27 per share). Refer to Note 5, Business Restructuring and Cost Reduction Actions, for additional details.

Pension Settlement Losses

Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after the retirement date. Pension settlements are immediately recognized when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. The participant’s vested benefit is considered fully settled upon cash payment of the lump sum. For the six months ended 31 March 2016 and 2015, we recognized a pension settlement charge of $2.6 ($1.6 after-tax, or $0.01 per share) and $12.6 ($7.9 after-tax, or $.04 per share), respectively, related to our U.S. supplemental pension plan. This settlement accelerated the recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss. We expect that additional settlement losses will be recognized during the second half of the fiscal year.

Gain on Previously Held Equity Interest

In 2015, we acquired our partner’s equity ownership interest in a liquefied atmospheric industrial gases production joint venture in North America, which increased our ownership from 50% to 100%. The assets acquired, primarily plant and equipment, were recorded at their fair value as of the acquisition date and resulted in a gain of $17.9 ($11.2 after-tax, or $.05 per share) during the six months ended 31 March 2015 as a result of revaluing our previously held equity interest to fair value.

Other Income (Expense), Net

Other income (expense), net of $25.4 increased $12.4, primarily due to contract settlement gains and a favorable foreign exchange impact.

Interest Expense

	Six Months Ended 31 March
	2016	2015
Interest incurred	$72.0	$75.7
Less: capitalized interest	24.1	23.2
Interest expense	$47.9	$52.5

Interest incurred decreased $3.7. The decrease was driven primarily by the impact of a stronger U.S. dollar on the translation of foreign currency interest and a lower average interest rate on the debt portfolio, partially offset by a higher average debt balance. The change in capitalized interest was driven by an increase in projects under construction. We expect less capitalized interest and, as a result, higher interest expense in future periods due to the exit of the Energy-from-Waste business.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 25.8% and 23.4% in 2016 and 2015, respectively, primarily due to the increase in mix of income in jurisdictions with a higher effective tax rate and business separation costs for which a tax benefit was not available. On a non-GAAP basis, the effective tax rate increased from 24.1% in 2015 to 25.1% in 2016, primarily due to the increase in and mix of income in jurisdictions with a higher effective tax rate.

Discontinued Operations

On 29 March 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste (EfW) business. As a result, efforts to start up and operate its two EfW projects located in Tees Valley, United Kingdom have been discontinued. The decision to exit the business and stop development of the projects was based on continued difficulties encountered; and the Company’s conclusion, based on testing and analysis completed during the second fiscal quarter of 2016, that significant additional time and resources would be required to make the projects operational. In addition, the decision allows the Company to execute its strategy of focusing resources on its core Industrial Gases business. As a result, the EfW business segment has been presented as a discontinued operation. During the three months ended 31 March 2016, a loss on disposal, net of tax, of $846.6 was recorded, primarily to write-down assets to their estimated net realizable value and record a liability for plant disposition and other costs. We expect additional exit costs of $50 to $100 to be recorded in future periods.

The loss from operations of discontinued operations, net of tax, of $20.7 and $3.6 for the six months ended 31 March 2016 and 2015, respectively, also includes costs for the land lease, commercial and administrative expenses, and costs incurred related to project suspension activities.

Refer to Note 2, Discontinued Operations, for additional details.

Segment Analysis

Industrial Gases – Americas

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$1,634.0	$1,893.4	$(259.4)	(14)%
Operating income	436.0	393.2	42.8	11%
Operating margin	26.7%	20.8%		590bp
Equity affiliates’ income	22.2	32.3	(10.1)	(31)%
Adjusted EBITDA	676.4	632.4	44.0	7%
Adjusted EBITDA margin	41.4%	33.4%		800bp

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	(3)%
Price	1%
Currency	(3)%
Energy and raw material cost pass-through	(9)%
Total Industrial Gases – Americas Sales Change	(14)%

Underlying sales decreased 2% from lower volumes of 3%, partially offset by higher pricing of 1%. Volumes were down due to weakness in Latin America and in the North America steel and oil field services markets. Pricing was higher due to the benefit of pricing actions, including recovery of inflationary and power cost increases in Latin America, and higher helium pricing. Currency decreased sales by 3% primarily due to the impacts of the Chilean Peso, Brazilian Real, and Canadian Dollar. Lower energy contractual cost pass-through to customers, primarily natural gas, decreased sales by 9%.

Industrial Gases – Americas Operating Income and Margin

Operating income of $436.0 increased 11%, or $42.8, due to lower operating costs of $52 and higher pricing net of energy and fuel costs of $19, partially offset by lower volumes of $17 and unfavorable currency impacts of $11. Operating costs were lower due to benefits from cost reduction actions and lower maintenance. Operating margin increased 590 bp from the prior year due to the lower costs, lower energy pass-through, and higher pricing.

Industrial Gases – Americas Equity Affiliates’ Income

Equity affiliates’ income of $22.2 decreased $10.1 primarily due to unfavorable currency impacts and higher maintenance expense.

Industrial Gases – EMEA

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$858.6	$949.6	$(91.0)	(10)%
Operating income	181.1	152.3	28.8	19%
Operating margin	21.1%	16.0%		510bp
Equity affiliates’ income	14.8	18.3	(3.5)	(19)%
Adjusted EBITDA	290.9	269.3	21.6	8%
Adjusted EBITDA margin	33.9%	28.4%		550bp

Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	1%
Currency	(7)%
Energy and raw material cost pass-through	(3)%
Total Industrial Gases – EMEA Sales Change	(10)%

Underlying sales were flat as higher pricing of 1% was offset by lower volumes of 1%. Volumes decreased primarily due to continued weakness in the region. Sales improved from ongoing pricing actions. Unfavorable currency effects from the Euro, the British Pound Sterling, and the Polish Zloty reduced sales by 7%. Lower energy and natural gas contractual cost pass-through to customers decreased sales by 3%.

Industrial Gases – EMEA Operating Income and Margin

Operating income of $181.1 increased by 19%, or $28.8, primarily due to favorable operating costs of $34 and higher pricing, net of energy and fuel costs, of $11, partially offset by unfavorable currency impacts of $10 and lower volumes of $6. Operating margin increased 510 bp from the prior year, primarily due to favorable cost performance and higher pricing.

Industrial Gases – EMEA Equity Affiliates’ Income

Equity affiliates’ income of $14.8 decreased $3.5 primarily due to unfavorable currency impacts.

Industrial Gases – Asia

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$819.6	$791.7	$27.9	4%
Operating income	221.1	175.2	45.9	26%
Operating margin	27.0%	22.1%		490bp
Equity affiliates’ income	29.1	24.0	5.1	21%
Adjusted EBITDA	350.4	299.1	51.3	17%
Adjusted EBITDA margin	42.8%	37.8%		500bp

Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	10%
Price	(1)%
Currency	(6)%
Energy and raw material cost pass-through	1%
Total Industrial Gases – Asia Sales Change	4%

Underlying sales increased by 9% from higher volumes of 10%, partially offset by lower pricing of 1%. Volumes were higher primarily from new plants in China and higher merchant volumes. Pricing was down due to continued pricing pressure on merchant products in China. Unfavorable currency impacts decreased sales by 6% and higher energy and raw material cost pass-through increased sales by 1%.

Industrial Gases – Asia Operating Income and Margin

Operating income of $221.1 increased 26%, or $45.9, primarily due to higher volumes of $37 and lower operating costs of $25, partially offset by an unfavorable currency impact of $11 and lower pricing net of energy and fuel costs of $5. The lower operating costs include the benefit of our recent cost reduction actions. Operating margin increased 490 bp from the prior year, primarily due to favorable cost performance and higher volumes.

Industrial Gases – Asia Equity Affiliates’ Income

Equity affiliates’ income of $29.1 increased $5.1, primarily due to a favorable contract termination, higher volumes, and improved cost performance.

Industrial Gases – Global

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$190.9	$126.1	$64.8	51%
Operating loss	(30.2)	(25.8)	(4.4)	(17)%
Adjusted EBITDA	(26.8)	(15.8)	(11.0)	(70)%

Industrial Gases – Global Sales and Operating Loss

Sales of $190.9 increased $64.8, or 51%. The increase in sales was driven by a sale of equipment contract for multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia which more than offset the decrease in small equipment and other air separation unit sales. In 2016, we recognized $90 of sales related to the Jazan project. Due to uncertainty over costs to complete the project, no profit has been recognized.

Operating loss of $30.2 increased by $4.4, as lower sale of equipment project activity was partially offset by the benefit of our cost reduction actions. In addition, the prior year included a gain associated with the cancellation of a sale of equipment contract.

Materials Technologies

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$984.3	$1,057.3	$(73.0)	(7)%
Operating income	256.5	228.8	27.7	12%
Operating margin	26.1%	21.6%		450bp
Adjusted EBITDA	296.7	277.4	19.3	7%
Adjusted EBITDA margin	30.1%	26.2%		390bp

Materials Technologies Sales

% Change from Prior Year
Underlying business
Volume	(6)%
Price	1%
Currency	(2)%
Total Materials Technologies Sales Change	(7)%

Underlying sales decreased by 5% from lower volumes of 6% partially offset by positive pricing of 1%. Electronics Materials underlying sales decreased 5% primarily from lower delivery systems volumes, partially offset by higher pricing. Performance Materials underlying sales decreased 5% primarily due to lower epoxy and additive volumes from weakness in the oil and gas end markets. Unfavorable currency impacts decreased sales by 2%.

Materials Technologies Operating Income and Margin

Operating income of $256.5 increased 12%, or $27.7, as higher price net of raw material costs of $41 and lower costs of $11 were partially offset by lower volumes of $16 and unfavorable currency impacts of $8. The lower costs include the benefits of our business restructuring and cost reduction actions. Operating margin increased 450 bp, primarily from higher pricing and improved cost performance.

Corporate and other

	Six Months Ended 31 March
	2016	2015	$ Change	% Change
Sales	$139.6	$157.2	$(17.6)	(11)%
Operating loss	(10.0)	(32.0)	22.0	69%
Adjusted EBITDA	(2.1)	(25.8)	23.7	92%

Corporate and other Sales and Operating Loss

Sales of $139.6 decreased $17.6, primarily due to lower LNG project activity. We expect continued weakness in LNG project activity in future periods. Operating loss of $10.0 decreased $22.0 primarily due to benefits from our recent cost reduction actions.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Millions of dollars unless otherwise indicated, except for share data)

The discussion of second quarter and year-to-date results includes comparisons to non-GAAP (“adjusted”) financial measures. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our operating performance.

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. We believe non-GAAP financial measures provide investors with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

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

Presented below are reconciliations of the reported GAAP results to the non-GAAP measures:

CONSOLIDATED RESULTS

	Continuing Operations
	Three Months Ended 31 March					Six Months Ended 31 March
	Operating Income	Operating Margin (A)		Net Income	Diluted EPS	Operating Income	Operating Margin (A)		Net Income	Diluted EPS
2016 GAAP	$513.3	22.6%		$379.8	$1.74	$1,023.9	22.1%		$757.6	$3.47
2015 GAAP	376.9	15.6%		291.9	1.34	809.2	16.3%		618.2	2.85
Change GAAP	$136.4	700	bp	$87.9	$.40	$214.7	580	bp	$139.4	$.62
% Change GAAP	36%			30%	30%	27%			23%	22%

2016 GAAP	$513.3	22.6%		$379.8	$1.74	$1,023.9	22.1%		$757.6	$3.47
Business separation costs (tax impact $1.5)	7.4	.3%		8.9	.04	19.4	.4%		20.9	.10
Business restructuring and cost reduction actions (tax impact $1.5)	8.6	.4%		7.1	.03	8.6	.2%		7.1	.03
Pension settlement loss (tax impact $1.0)	2.6	.1%		1.6	.01	2.6	.1%		1.6	.01
2016 Non-GAAP Measure	$531.9	23.4%		$397.4	$1.82	$1,054.5	22.8%		$787.2	$3.61

2015 GAAP	$376.9	15.6%		$291.9	$1.34	$809.2	16.3%		$618.2	$2.85
Business restructuring and cost reduction actions (tax impact $17.2 and $27.9)	55.4	2.3%		38.2	.18	87.8	1.7%		59.9	.27
Pension settlement loss (tax impact $4.7)	12.6	.5%		7.9	.04	12.6	.3%		7.9	.04
Gain on previously held equity interest (tax impact $6.7)	—	—		—	—	(17.9)	(.4)%		(11.2)	(.05)
2015 Non-GAAP Measure	$444.9	18.4%		$338.0	$1.56	$891.7	17.9%		$674.8	$3.11

Change Non-GAAP Measure	$87.0	500	bp	$59.4	$.26	$162.8	490	bp	$112.4	$.50
% Change Non-GAAP Measure	20%			18%	17%	18%			17%	16%
(A)	Operating margin is calculated by dividing operating income by sales.

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

Below is a reconciliation of Income from Continuing Operations on a GAAP basis to Adjusted EBITDA:

	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
Income from Continuing Operations(A)	$387.6	$298.8	$773.8	$638.0
Add: Interest expense	25.7	23.4	47.9	52.5
Add: Income tax provision	132.5	87.7	268.4	194.8
Add: Depreciation and amortization	232.1	233.3	464.8	468.8
Add: Business separation costs	7.4	—	19.4	—
Add: Business restructuring and cost reduction actions	8.6	55.4	8.6	87.8
Add: Pension settlement loss	2.6	12.6	2.6	12.6
Less: Gain on previously held equity interest	—	—	—	17.9
Adjusted EBITDA	$796.5	$711.2	$1,585.5	$1,436.6
Change from prior year	$85.3		$148.9
% Change from prior year	12%		10%
(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment operating income to Adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Materials Technologies		Corporate and other	Segment Total
Three Months Ended 31 March 2016
Operating income (loss)	$224.2		$89.4		$104.4		$(10.9)	$129.3		$(4.5)	$531.9
Add: Depreciation and amortization	109.4		48.3		48.5		1.8	20.0		4.1	232.1
Add: Equity affiliates’ income	7.7		7.2		17.4		—	.2		—	32.5
Adjusted EBITDA	$341.3		$144.9		$170.3		$(9.1)	$149.5		$(.4)	$796.5
Adjusted EBITDA margin	42.8%		34.5%		41.9%			30.2%			35.1%
Three Months Ended 31 March 2015
Operating income (loss)	$182.0		$71.0		$84.7		$(7.9)	$124.2		$(9.1)	$444.9
Add: Depreciation and amortization	103.3		47.6		50.3		5.5	23.3		3.3	233.3
Add: Equity affiliates’ income (loss)	15.1		8.0		9.4		(.2)	.7		—	33.0
Adjusted EBITDA	$300.4		$126.6		$144.4		$(2.6)	$148.2		$(5.8)	$711.2
Adjusted EBITDA margin	33.7%		28.2%		36.7%			27.8%			29.5%
Adjusted EBITDA change	$40.9		$18.3		$25.9		$(6.5)	$1.3		$5.4	$85.3
Adjusted EBITDA % change	14%		14%		18%		(250)%	1%		93%	12%
Adjusted EBITDA margin change	910	bp	630	bp	520	bp		240	bp		560	bp

Six Months Ended 31 March 2016
Operating income (loss)	$436.0		$181.1		$221.1		$(30.2)	$256.5		$(10.0)	$1,054.5
Add: Depreciation and amortization	218.2		95.0		100.2		3.9	39.6		7.9	464.8
Add: Equity affiliates’ income (loss)	22.2		14.8		29.1		(.5)	.6		—	66.2
Adjusted EBITDA	$676.4		$290.9		$350.4		$(26.8)	$296.7		$(2.1)	$1,585.5
Adjusted EBITDA margin	41.4%		33.9%		42.8%			30.1%			34.3%

Six Months Ended 31 March 2015
Operating income (loss)	$393.2		$152.3		$175.2		$(25.8)	$228.8		$(32.0)	$891.7
Add: Depreciation and amortization	206.9		98.7		99.9		9.8	47.3		6.2	468.8
Add: Equity affiliates’ income	32.3		18.3		24.0		.2	1.3		—	76.1
Adjusted EBITDA	$632.4		$269.3		$299.1		$(15.8)	$277.4		$(25.8)	$1,436.6
Adjusted EBITDA margin	33.4%		28.4%		37.8%		(12.5)%	26.2%		(16.4)%	28.9%
Adjusted EBITDA change	$44.0		$21.6		$51.3		$(11.0)	$19.3		$23.7	$148.9
Adjusted EBITDA % change	7%		8%		17%		(70)%	7%		92%	10%
Adjusted EBITDA margin change	800	bp	550	bp	500	bp		390	bp		540	bp

INCOME TAXES

	Effective Tax Rate
	Three Months Ended 31 March		Six Months Ended 31 March
	2016	2015	2016	2015
Income Tax Provision — GAAP	$132.5	$87.7	$268.4	$194.8
Income From Continuing Operations Before Taxes — GAAP	$520.1	$386.5	$1,042.2	$832.8
Effective Tax Rate — GAAP	25.5%	22.7%	25.8%	23.4%

Income Tax Provision — GAAP	$132.5	$87.7	$268.4	$194.8
Business separation costs	(1.5)	—	(1.5)	—
Business restructuring and cost reduction actions	1.5	17.2	1.5	27.9
Pension settlement loss	1.0	4.7	1.0	4.7
Gain on previously held equity interest	—	—	—	(6.7)
Income Tax Provision — Non-GAAP Measure	$133.5	$109.6	$269.4	$220.7

Income From Continuing Operations Before Taxes — GAAP	$520.1	$386.5	$1,042.2	$832.8
Business separation costs	7.4	—	19.4	—
Business restructuring and cost reduction actions	8.6	55.4	8.6	87.8
Pension settlement loss	2.6	12.6	2.6	12.6
Gain on previously held equity interest	—	—	—	(17.9)
Income From Continuing Operations Before Taxes — Non-GAAP Measure	$538.7	$454.5	$1,072.8	$915.3
Effective Tax Rate — Non-GAAP Measure	24.8%	24.1%	25.1%	24.1%

PENSION BENEFITS

For the six months ended 31 March 2016 and 2015, we recognized net periodic benefit cost of $33.9 and $72.6, respectively. The decrease in pension expense primarily resulted from the adoption of the spot rate approach to estimate service cost and interest cost and reduced plan participation due to severance actions, partially offset by the adoption of new mortality tables for our major plans. For additional discussion on our adoption of the spot rate approach, refer to the Critical Accounting Policies and Estimates section below of this Management’s Discussion and Analysis.

Certain of our pension plans provide for a lump sum benefit payments option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. For the six months ended 31 March 2016 and 2015, we recognized $2.6 and $12.6 of settlement losses, respectively, related to our U.S. supplemental pension plan. These settlement losses accelerated the recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss. We expect that additional settlement losses will be recognized during the second half of the fiscal year.

Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2016, required cash contributions to funded pension plans and benefit payments under unfunded pension plans were $60.2. For the six months ended 31 March 2015, cash contributions were $95.4. Total contributions for fiscal 2016 are expected to be approximately $100 to $120. During fiscal 2015, total contributions were $137.5.

Refer to Note 12, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

LIQUIDITY AND CAPITAL RESOURCES

We have consistent access to commercial paper markets, and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.

As of 31 March 2016, we had $301.6 of foreign cash and cash items compared to total cash and cash items of $313.1. If the foreign cash and cash items are needed for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on a significant portion of these amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the repatriation of foreign funds.

Operating Activities

For the first six months of 2016, cash provided by operating activities was $1,087.5. Income from continuing operations of $757.6 is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, share-based compensation, noncurrent capital lease receivables, and undistributed earnings of unconsolidated affiliates. Other adjustments included pension and postretirement expense of $36.3 and contributions to our pension plans of $60.2, primarily for a plan in the U.K. The change in payables and accrued liabilities of $226.5 was primarily driven by a decrease in the accrual for incentive compensation due to payments on the 2015 plan.

For the first six months of 2015, cash provided by operating activities was $987.1. Income from continuing operations of $618.2 reflected the non-cash gain on the previously held equity interest of $17.9 and undistributed earnings of unconsolidated affiliates of $58.0. Other adjustments included pension and postretirement expense of $75.5 and contributions to our pension plans of $95.4, primarily for plans in the U.S. and U.K.

Investing Activities

For the first six months of 2016, cash used for investing activities was $466.7, primarily driven by capital expenditures for plant and equipment of $534.8. Proceeds from the sale of assets and investments of $70.6 was primarily driven by the receipt of $30.0 for our rights to a corporate aircraft that was under construction, $15.9 for the sale of our 20% equity investment in Daido Air Products Electronics, Inc., and $14.9 for the sale of a wholly owned subsidiary located in Wuhu, China.

For the first six months of 2015, cash used for investing activities was $650.7, primarily driven by capital expenditures for plant and equipment of $628.5. On 30 December 2014, we acquired our partner’s equity ownership interest in a liquefied industrial gases production joint venture in North America for $22.6 which increased our ownership from 50% to 100%. Refer to Note 6, Business Combination, to the consolidated financial statements for additional information.

Capital expenditures are detailed in the table below:

	Six Months Ended 31 March
	2016	2015
Additions to plant and equipment	$534.8	$628.5
Acquisitions, less cash acquired	—	34.5
Capital expenditures on a GAAP basis	$534.8	$663.0
Capital lease expenditures	18.6	47.2
Capital expenditures on a Non-GAAP basis	$553.4	$710.2

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

We expect capital expenditures of approximately $1,200 in 2016.

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

Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technology that are under firm contracts. The sales backlog for the Company at 31 March 2016 was $1,709, compared to $1,931 at 30 September 2015.

Financing Activities

For the first six months of 2016, cash used for financing activities was $398.9. This consisted primarily of dividend payments of $349.1 and $70.2 of payments on long-term debt.

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

Discontinued Operations

For the first six months of 2016, as a result of the Company’s decision to exit its Energy-from-Waste business, cash used by discontinued operations was $122.1, primarily driven by capital expenditures for plant and equipment of $97.0. Refer to Note 2, Discontinued Operations, to the consolidated financial statements for additional information.

For the first six months of 2015, cash used by discontinued operations was $209.0, primarily driven by capital expenditures for plant and equipment of $189.1.

Financing and Capital Structure

Capital needs were satisfied primarily with cash from operations. Total debt at 31 March 2016 and 30 September 2015, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity), was 45.2% and 44.3%, respectively. Total debt decreased from $5,879.0 at 30 September 2015 to $5,818.0 at 31 March 2016.

During fiscal 2013, we entered into a five-year $2,500.0 revolving credit agreement maturing 30 April 2018 with a syndicate of banks (the “2013 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. There have been subsequent amendments to the 2013 Credit Agreement, and as of 31 March 2016, the maximum borrowing capacity was $2,690.0. The 2013 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. This credit facility includes a financial covenant for a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2013 Credit Agreement as of 31 March 2016.

Commitments totaling $84.8 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 31 March 2016.

As of 31 March 2016, we are in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2016, we did not purchase any of our outstanding shares. At 31 March 2016, $485.3 in share repurchase authorization remains.

At 31 March 2016, we had a negative working capital balance (current assets less current liabilities) of $807.9, primarily due to $2,244.8 of short-term borrowings and long-term debt due within the next 12 months. Maintaining the short-term borrowings balance at its current level provides flexibility in how we manage cash flows associated with the anticipated spin-off of our Materials Technologies business.

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

RELATED PARTY TRANSACTIONS

Our principal related parties are equity affiliates operating in the industrial gas business. In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25% owned joint venture for Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. The agreement included terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Sales related to this contract are included in the results of our Industrial Gases – Global segment and were approximately $30 and $90 during the three and six months ended 31 March 2016, respectively.

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

On 29 March 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste segment. Accordingly, we assessed the recoverability of capital costs for the two projects associated with this segment and recorded an impairment charge of $913.5 to reduce the carrying values of these assets to their estimated net realizable value of $20. We estimated the net realizable value of the assets assuming an orderly liquidation of assets capable of being marketed on a secondary equipment market based on market quotes and our experience with selling similar equipment. An asset’s orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a buyer, selling the asset in the existing condition where it is located and assuming the highest and best use of the asset by market participants. The inputs used for the valuation include significant unobservable inputs, or Level 3 inputs, based on our assumptions about the assumptions market participants would use. The loss was measured as the difference between the orderly liquidation value of the assets and the net book value of the assets. Refer to Note 2, Discontinued Operations, for additional information.

As a result of our exit from the Energy-from-Waste segment, the Company is evaluating the disposition of an air separation unit in the Industrial Gases – EMEA segment that was constructed primarily to provide oxygen to one of the Tees Valley plants. The current value of this asset is approximately $60 million.

Information concerning our implementation and impact of new accounting standards issued by the FASB is included in Note 3, New Accounting Guidance, to the consolidated financial statements.

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

See Note 3, New Accounting Guidance, to the consolidated financial statements for information concerning our implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about earnings guidance and business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date this report is filed. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, global or regional economic conditions and supply and demand dynamics in market segments into which the Company sells; significant fluctuations in interest rates and foreign currencies from that currently anticipated; with regard to the previously announced separation of Materials Technologies, general economic and business conditions that may affect the separation and the execution thereof, changes in capital market conditions, or the Company’s decision not to consummate the separation due to market, economic or other events; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; asset impairments due to economic conditions or specific events; the impact of competitive products and pricing; challenges of implementing new technologies; ability to protect and enforce the Company’s intellectual property rights; unexpected changes in raw material supply and markets; the impact of price fluctuations in natural gas and disruptions in markets and the economy due to oil price volatility; the ability to recover increased energy and raw material costs from customers; costs and outcomes of litigation or regulatory investigations; the success of productivity and cost reduction programs; the timing, impact, and other uncertainties of future acquisitions or divestitures; political risks, including the risks of unanticipated government actions; acts of war or terrorism; the impact of changes in environmental, tax or other legislation and regulatory activities in jurisdictions in which the Company and its affiliates operate; and other risk factors described in the Company’s Form 10-K for its fiscal year ended September 30, 2015. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2015 Form 10-K.

The net financial instrument position decreased from a liability of $4,452.0 at 30 September 2015 to a liability of $4,320.6 at 31 March 2016. The decrease was due primarily to an increase in the fair value of the derivatives portfolio and the repayment of long-term debt.

The sensitivity analysis related to the interest rate on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level of 31 March 2016, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $130 and $139 in the net liability position of financial instruments at 31 March 2016 and 30 September 2015, respectively. A 100 bp decrease in market interest rates would result in an increase of $141 and $151 in the net liability position of financial instruments at 31 March 2016 and 30 September 2015, respectively.

There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2015.

There were no material changes to the sensitivity analysis related to the foreign currency exchange rate risk on our financial instruments portfolio since 30 September 2015.

Item 4. Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 March 2016 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 28 April 2016	By:	/s/ M. Scott Crocco
M. Scott Crocco
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

12.	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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