Form 10-Q
period 2017-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2017-04-27
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 March 2017
Common Stock, $1 par value	217,724,491

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of dollars, except for share data)	2017	2016	2017	2016
Sales	$1,980.1	$1,777.4	$3,862.6	$3,643.7
Cost of sales	1,403.8	1,213.0	2,721.9	2,508.9
Selling and administrative	177.9	167.8	343.6	341.7
Research and development	14.8	18.2	29.9	35.1
Business separation costs	—	7.4	30.2	19.4
Cost reduction and asset actions	10.3	10.7	60.3	10.7
Pension settlement loss	4.1	2.0	4.1	2.0
Other income (expense), net	22.0	13.3	46.7	18.2
Operating Income	391.2	371.6	719.3	744.1
Equity affiliates’ income	34.2	32.3	72.2	65.6
Interest expense	30.5	25.7	60.0	47.9
Other non-operating income (expense), net	9.7	—	9.7	—
Income From Continuing Operations Before Taxes	404.6	378.2	741.2	761.8
Income tax provision	94.5	93.5	172.9	189.9
Income from Continuing Operations	310.1	284.7	568.3	571.9
Income (Loss) From Discontinued Operations, net of tax	1,825.6	(750.2)	1,873.8	(665.4)
Net Income (Loss)	2,135.7	(465.5)	2,442.1	(93.5)
Net Income Attributable to Noncontrolling Interests of Continuing Operations	5.7	5.8	12.3	12.1
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	2.0	—	4.1
Net Income (Loss) Attributable to Air Products	$2,130.0	$(473.3)	$2,429.8	$(109.7)
Net Income Attributable to Air Products
Income from continuing operations	$304.4	$278.9	$556.0	$559.8
Income (Loss) from discontinued operations	1,825.6	(752.2)	1,873.8	(669.5)
Net Income (Loss) Attributable to Air Products	$2,130.0	$(473.3)	$2,429.8	$(109.7)
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.40	$1.29	$2.55	$2.59
Income (Loss) from discontinued operations	8.38	(3.48)	8.61	(3.10)
Net Income (Loss) Attributable to Air Products	$9.78	$(2.19)	$11.16	$(.51)
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.39	$1.28	$2.53	$2.57
Income (Loss) from discontinued operations	8.31	(3.45)	8.53	(3.08)
Net Income (Loss) Attributable to Air Products	$9.70	$(2.17)	$11.06	$(.51)
Weighted Average Common Shares – Basic (in millions)	217.9	216.1	217.8	215.9
Weighted Average Common Shares – Diluted (in millions)	219.7	217.9	219.6	217.8
Dividends Declared Per Common Share – Cash	$.95	$.86	$1.81	$1.67
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of dollars)	2017	2016
Net Income (Loss)	$2,135.7	$(465.5)
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($8.0) and ($19.1)	149.6	139.9
Net gain (loss) on derivatives, net of tax of ($5.7) and $10.2	(15.4)	12.8
Pension and postretirement benefits, net of tax of $1.2	3.8	—
Reclassification adjustments:
Currency translation adjustment	49.1	.4
Derivatives, net of tax of $2.7 and ($0.5)	5.8	(11.1)
Pension and postretirement benefits, net of tax of $13.7 and $11.3	30.1	22.7
Total Other Comprehensive Income	223.0	164.7
Comprehensive Income (Loss)	2,358.7	(300.8)
Net Income Attributable to Noncontrolling Interests	5.7	7.8
Other Comprehensive Income Attributable to Noncontrolling Interests	5.0	2.8
Comprehensive Income (Loss) Attributable to Air Products	$2,348.0	$(311.4)

	Six Months Ended
	31 March
(Millions of dollars)	2017	2016
Net Income (Loss)	$2,442.1	$(93.5)
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $24.3 and ($25.8)	(131.6)	37.0
Net gain (loss) on derivatives, net of tax of ($16.4) and $15.0	(25.2)	28.8
Pension and postretirement benefits, net of tax of $1.2	3.8	—
Reclassification adjustments:
Currency translation adjustment	49.1	2.8
Derivatives, net of tax of $13.3 and ($8.5)	31.4	(30.4)
Pension and postretirement benefits, net of tax of $26.6 and $21.4	57.5	43.8
Total Other Comprehensive Income (Loss)	(15.0)	82.0
Comprehensive Income (Loss)	2,427.1	(11.5)
Net Income Attributable to Noncontrolling Interests	12.3	16.2
Other Comprehensive Income Attributable to Noncontrolling Interests	1.9	2.8
Comprehensive Income (Loss) Attributable to Air Products	$2,412.9	$(30.5)
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of dollars, except for share data)	2017	2016
Assets
Current Assets
Cash and cash items	$1,869.3	$1,293.2
Short-term investments	1,423.2	—
Trade receivables, net	1,176.3	1,146.2
Inventories	322.8	255.0
Contracts in progress, less progress billings	68.8	64.6
Prepaid expenses	61.9	93.9
Other receivables and current assets	362.0	538.2
Current assets of discontinued operations	9.8	926.2
Total Current Assets	5,294.1	4,317.3
Investment in net assets of and advances to equity affiliates	1,296.3	1,283.6
Plant and equipment, at cost	18,716.2	18,660.2
Less: accumulated depreciation	10,518.0	10,400.5
Plant and equipment, net	8,198.2	8,259.7
Goodwill, net	827.2	845.1
Intangible assets, net	377.6	387.9
Noncurrent capital lease receivables	1,147.9	1,221.7
Other noncurrent assets	730.2	671.0
Noncurrent assets of discontinued operations	—	1,042.3
Total Noncurrent Assets	12,577.4	13,711.3
Total Assets	$17,871.5	$18,028.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,490.6	$1,652.2
Accrued income taxes	544.8	117.9
Short-term borrowings	122.3	935.8
Current portion of long-term debt	420.5	365.4
Current liabilities of discontinued operations	24.1	211.8
Total Current Liabilities	2,602.3	3,283.1
Long-term debt	3,300.4	3,909.7
Other noncurrent liabilities	1,897.9	1,816.5
Deferred income taxes	650.7	710.4
Noncurrent liabilities of discontinued operations	—	1,095.5
Total Noncurrent Liabilities	5,849.0	7,532.1
Total Liabilities	8,451.3	10,815.2
Commitments and Contingencies – See Note 11
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2017 and 2016 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	975.5	970.0
Retained earnings	12,692.5	10,475.5
Accumulated other comprehensive loss	(2,393.7)	(2,388.3)
Treasury stock, at cost (2017 - 31,731,093 shares; 2016 - 32,104,759 shares)	(2,206.3)	(2,227.0)
Total Air Products Shareholders’ Equity	9,317.4	7,079.6
Noncontrolling Interests	102.8	133.8
Total Equity	9,420.2	7,213.4
Total Liabilities and Equity	$17,871.5	$18,028.6
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of dollars)	2017	2016
Operating Activities
Net income (loss)	$2,442.1	$(93.5)
Less: Net income attributable to noncontrolling interests of continuing operations	12.3	12.1
Less: Net income attributable to noncontrolling interests of discontinued operations	—	4.1
Net income (loss) attributable to Air Products	2,429.8	(109.7)
(Income) Loss from discontinued operations	(1,873.8)	669.5
Income from continuing operations attributable to Air Products	556.0	559.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	417.9	428.6
Deferred income taxes	(68.6)	80.0
Undistributed earnings of unconsolidated affiliates	(31.5)	(7.4)
Gain on sale of assets and investments	(6.5)	(2.3)
Share-based compensation	18.5	16.4
Noncurrent capital lease receivables	45.4	40.6
Write-down of long-lived assets associated with restructuring	45.7	—
Other adjustments	34.0	37.8
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(53.8)	46.1
Inventories	20.7	(1.1)
Contracts in progress, less progress billings	(5.0)	(38.3)
Other receivables	118.4	(54.4)
Payables and accrued liabilities	(178.6)	(191.5)
Other working capital	(51.4)	(24.3)
Cash Provided by Operating Activities	861.2	890.0
Investing Activities
Additions to plant and equipment	(532.2)	(472.0)
Investment in and advances to unconsolidated affiliates	(8.9)	(1.5)
Proceeds from sale of assets and investments	13.5	38.1
Purchases of investments	(1,823.2)	—
Proceeds from investments	400.0	—
Other investing activities	(1.6)	(1.0)
Cash Used for Investing Activities	(1,952.4)	(436.4)
Financing Activities
Long-term debt proceeds	1.3	—
Payments on long-term debt	(469.7)	(65.6)
Net decrease in commercial paper and short-term borrowings	(816.6)	(1.6)
Dividends paid to shareholders	(374.0)	(349.1)
Proceeds from stock option exercises	19.9	35.5
Other financing activities	(22.7)	(21.0)
Cash Used for Financing Activities	(1,661.8)	(401.8)
Discontinued Operations
Cash (used for) provided by operating activities	(520.8)	182.1
Cash provided by (used for) investing activities	3,750.6	(127.3)
Cash provided by (used for) investing activities	69.5	(6.8)
Cash Provided by Discontinued Operations	3,299.3	48.0
Effect of Exchange Rate Changes on Cash	(7.8)	6.9
Increase in Cash and Cash Items	538.5	106.7
Cash and Cash Items – Beginning of Year	1,330.8	206.4
Cash and Cash Items – End of Period	$1,869.3	$313.1
Less: Cash and Cash Items – Discontinued Operations	—	26.4
Cash and Cash Items – Continuing Operations	$1,869.3	$286.7
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars unless otherwise indicated, except for share data)

1.	BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Refer to our 2016 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first six months of fiscal year 2017 other than those detailed in Note 2, New Accounting Guidance. Certain prior year information has been reclassified to conform to the fiscal year 2017 presentation.
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
As further discussed in Note 3, Discontinued Operations, we completed the sale of PMD to Evonik Industries AG on 3 January 2017. A portion of the proceeds from the sale have been included in "Short-term investments" on the consolidated balance sheets. Associated interest income has been reflected on the consolidated income statements as “Other non-operating income (expense), net."
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
Adoption of this guidance also impacted the presentation of debt issuance costs related to our discontinued operations. As of 30 September 2016, noncurrent assets and noncurrent liabilities of discontinued operations were both reduced by $9.6.
Share-Based Compensation
In March 2016, the FASB issued an update to simplify the accounting for employee share-based payments, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. We elected to early adopt this guidance in the first quarter of fiscal year 2017. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital on the balance sheet. As a result of applying this change, we recognized $2.7 and $9.7 of excess tax benefits in our provision for income taxes during the three and six months ended 31 March 2017, respectively. In addition, adoption of the new guidance resulted in a $8.8 cumulative-effect adjustment to retained earnings as of 1 October 2016 to recognize deferred taxes for U.S. state net operating loss and other carryforwards attributable to excess tax benefits. We retrospectively applied the guidance which requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Forfeitures have not been significant historically. We have elected to account for forfeitures as they occur, rather than to estimate them.
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
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We have the option to adopt the standard in either fiscal year 2018 or 2019 either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We intend to adopt this guidance in fiscal year 2019. We are currently evaluating the adoption alternatives allowed by the new standard and the impact the standard is expected to have on our consolidated financial statements. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact the amount and timing of revenue that we recognize, in addition to our business processes and information technology systems. To date, we have focused on identifying potential impacts on our onsite gases and sales of equipment businesses and on efforts needed to meet the expanded disclosure requirements. Our evaluation of the effect of the new standard will extend over future periods.
Leases
In February 2016, the FASB issued guidance which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements, and we have started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for real estate, distribution equipment, aircraft, and vehicles that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company is considered the lessor under certain agreements associated with facilities that are built to provide product to a specific customer.

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
Simplifying Goodwill Impairment Test
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2, which measured the impairment loss based on the fair value of goodwill. Under the new guidance, an impairment loss will be recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for annual or interim goodwill impairments tests in fiscal year 2021 and should be applied prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after 1 January 2017. We are currently evaluating the impact this update will have on our consolidated financial statements.
Derecognition of Nonfinancial Assets
In February 2017, the FASB issued an update to clarify the scope of guidance on gains and losses from the derecognition of nonfinancial assets and to add guidance for partial sales of nonfinancial assets. The update must be adopted at the same time as the new guidance on revenue recognition discussed above (i.e., intend to adopt fiscal year 2019). The guidance may be applied retrospectively or with a cumulative-effect adjustment to retained earnings at the date of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.
Presentation of Net Periodic Pension and Postretirement Benefit Cost
In March 2017, the FASB issued guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that the service cost component of the net periodic benefit cost be presented in the same line items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic benefit cost (e.g., interest cost, expected return on plan assets, and amortization of actuarial gains/losses) should be presented in the income statement separately from the service cost component and outside of operating income. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective beginning in fiscal year 2019, with early adoption permitted as of the beginning of fiscal year 2018. The amendments should be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. We are currently evaluating the impact this update will have on our consolidated financial statements.

3.	DISCONTINUED OPERATIONS
The divisions comprising the former Materials Technologies business and the Energy-from-Waste business have been accounted for as discontinued operations. The results of operations of these businesses have been removed from the results of continuing operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified and are segregated in the consolidated balance sheets.
Materials Technologies
On 16 September 2015, we announced plans to separate our Materials Technologies business, which contained two divisions, the Electronic Materials Division (EMD) and the Performance Materials Division (PMD). As further discussed below, we completed the separation of EMD through the spin-off of Versum Materials, Inc. (Versum) on 1 October 2016. In addition, we completed the sale of PMD to Evonik Industries AG (Evonik) on 3 January 2017. As a result, these divisions are reflected in our consolidated financial statements as discontinued operations for all periods presented.
Spin-off of Electronic Materials
On 1 October 2016 (the distribution date), Air Products completed the spin-off of Versum into a separate and independent public company by way of a distribution to Air Products’ stockholders of all of the then issued and outstanding shares of common stock of Versum on the basis of one share of Versum common stock for every two shares of Air Products’ common stock held as of the close of business on 21 September 2016 (the record date for the distribution). Fractional shares of Versum common stock were not distributed to Air Products' common stockholders. Air Products’ stockholders received cash in lieu of fractional shares. As a result of the distribution, Versum is now an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.
In connection with the spin-off, we entered into various agreements necessary to effect the spin-off and to govern the ongoing relationships between Air Products and Versum after the separation, including a transition services agreement by which we provide certain transition services to Versum, generally for no longer than 12 to 24 months. Balances due to/from Versum as of 31 March 2017 primarily related to the transition services agreement and were immaterial. In addition, Seifi Ghasemi, chairman, president and chief executive officer of Air Products, is serving as non-executive chairman of the Versum Board of Directors.
Sale of Performance Materials
On 3 January 2017, we completed the sale of PMD to Evonik for $3.8 billion in cash subject to customary post-closing adjustments, including working capital. A gain of $2,870 ($1,833 after-tax, or $8.34 per share) was recognized on the sale in the second quarter of fiscal year 2017. In connection with the sale, we entered into a transition services agreement by which we provide certain transition services to Evonik for no longer than 12 months.
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
During the first quarter of fiscal year 2017, we determined that it is unlikely for a buyer to assume the remaining assets and contract obligations, including the related land lease. As a result, we recorded an additional loss of $59.3 ($47.1 after-tax), of which $53.0 was recorded primarily for land lease obligations and $6.3 was recorded to update our estimate of the net realizable value of the plant assets as of 31 December 2016. There have been no changes to our estimates during the second quarter of fiscal year 2017. We may incur additional exit costs in future periods related to other outstanding commitments.

The following table summarizes the carrying amount of the accrual for our actions to dispose of the EfW business at 31 March 2017:

	Asset Actions	Contract Actions/Other	Total
Loss on disposal of business	$913.5	$32.2	$945.7
Noncash expenses	(913.5)	—	(913.5)
Cash expenditures	—	(18.6)	(18.6)
Currency translation adjustment	—	(1.4)	(1.4)
30 September 2016	$—	$12.2	$12.2
Loss on disposal of business	6.3	53.0	59.3
Noncash expenses	(6.3)	—	(6.3)
Cash expenditures	—	(1.4)	(1.4)
Currency translation adjustments	—	1.1	1.1
31 March 2017	$—	$64.9	$64.9
The loss on disposal was recorded as a component of discontinued operations. Of the remaining accrual, approximately $60 is included in other noncurrent liabilities of continuing operations and primarily relates to land leases and $5 is included in current liabilities of discontinued operations.
The following tables detail the businesses and major line items that comprise income from discontinued operations, net of tax, on the consolidated income statements for the three and six months ended 31 March 2017:

	Three Months Ended
	31 March 2017
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste(A)	Operations
Cost of sales	$3.3	$3.0	$6.3
Selling and administrative	2.1	—	2.1
Other income (expense), net	.7	(.4)	.3
Income (Loss) Before Taxes	(4.7)	(3.4)	(8.1)
Income tax provision	(.3)	(.9)	(1.2)
Income (Loss) From Operations of Discontinued Operations, net of tax	(4.4)	(2.5)	(6.9)
Gain on Disposal, net of tax (C)	1,832.5	—	1,832.5
Income (Loss) from Discontinued Operations, net of tax	$1,828.1	$(2.5)	$1,825.6

	Six Months Ended
	31 March 2017
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste(A)	Operations
Sales	$254.8	$—	$254.8
Cost of sales	182.3	9.6	191.9
Selling and administrative	22.5	.2	22.7
Research and development	5.1	—	5.1
Other income (expense), net	.3	(.1)	.2
Operating Income (Loss)	45.2	(9.9)	35.3
Equity affiliates’ income	.3	—	.3
Income (Loss) Before Taxes	45.5	(9.9)	35.6
Income tax provision(B)	(50.8)	(2.0)	(52.8)
Income (Loss) From Operations of Discontinued Operations, net of tax	96.3	(7.9)	88.4
Gain (Loss) on Disposal, net of tax(C)	1,832.5	(47.1)	1,785.4
Income (Loss) from Discontinued Operations, net of tax	$1,928.8	$(55.0)	$1,873.8

(A)	The loss from operations of discontinued operations for EfW primarily relates to land leases, administrative costs, and costs incurred for ongoing project exit activities.

(B)
As a result of the expected gain on sale of PMD, we released valuation allowances related to capital loss and net operating loss carryforwards during the first quarter of 2017 that favorably impacted our income tax provision within discontinued operations by approximately $66.

(C)	After-tax gain on sale of $1,832.5 includes expense for income tax reserves for uncertain tax positions of $26.1 gross ($19.1 net) in various jurisdictions.

The following tables detail the businesses and major line items that comprise income from discontinued operations, net of tax on the consolidated income statements for the three and six months ended 31 March 2016:

	Three Months Ended
	31 March 2016
				Total
	Electronic	Performance	Energy-	Discontinued
	Materials	Materials	from-Waste(A)	Operations
Sales	$230.7	$263.1	$—	$493.8
Cost of sales	127.6	178.3	3.2	309.1
Selling and administrative	20.0	19.5	.9	40.4
Research and development	9.5	4.9	.3	14.7
Other income (expense), net	2.8	4.9	.6	8.3
Operating Income (Loss)	76.4	65.3	(3.8)	137.9
Equity affiliates’ income	—	.2	—	.2
Income (Loss) Before Taxes(B)	76.4	65.5	(3.8)	138.1
Income tax provision	16.7	22.3	2.7	41.7
Income (Loss) From Operations of Discontinued Operations	59.7	43.2	(6.5)	96.4
Loss on Disposal, net of tax	—	—	(846.6)	(846.6)
Income (Loss) from Operations of Discontinued Operations, net of tax	59.7	43.2	(853.1)	(750.2)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	2.0	—	—	2.0
Net Income (Loss) From Discontinued Operations, net of tax	$57.7	$43.2	$(853.1)	$(752.2)

	Six Months Ended
	31 March 2016
				Total
	Electronic	Performance	Energy-	Discontinued
	Materials	Materials	from-Waste(A)	Operations
Sales	$473.3	$510.0	$—	$983.3
Cost of sales	254.9	350.9	5.3	611.1
Selling and administrative	38.4	38.5	1.6	78.5
Research and development	19.6	9.9	.7	30.2
Other income (expense), net	5.0	3.7	(13.7)	(5.0)
Operating Income (Loss)	165.4	114.4	(21.3)	258.5
Equity affiliates’ income	.2	.4	—	.6
Income (Loss) Before Taxes(B)	165.6	114.8	(21.3)	259.1
Income tax provision	41.6	36.9	(.6)	77.9
Income (Loss) From Operations of Discontinued Operations	124.0	77.9	(20.7)	181.2
Loss on Disposal, net of tax	—	—	(846.6)	(846.6)
Income (Loss) from Operations of Discontinued Operations, net of tax	124.0	77.9	(867.3)	(665.4)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	4.1	—	—	4.1
Net Income (Loss) From Discontinued Operations, net of tax	$119.9	$77.9	$(867.3)	$(669.5)

(A)	The loss from operations of discontinued operations for EfW primarily relates to project suspension costs, land leases, and administrative costs.

(B)	For the three and six months ended 31 March 2016, income before taxes from operations of discontinued operations attributable to Air Products was $135.7 and $254.1, respectively.
The following table details the major line items that comprise total assets and total liabilities of discontinued operations on the consolidated balance sheets as of 31 March 2017:

	31 March 2017
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste	Operations
Assets
Current Assets
Plant and equipment, net	$—	$9.6	$9.6
Other receivables and current assets	—	.2	.2
Total Current Assets	—	9.8	9.8
Total Assets	$—	$9.8	$9.8
Liabilities
Current Liabilities
Payables and accrued liabilities (A)	$17.4	$6.7	$24.1
Total Current Liabilities	17.4	6.7	24.1
Total Liabilities	$17.4	$6.7	$24.1

(A)	Includes reserves associated with disposition of businesses.

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
In connection with the disposition of the two divisions comprising the former Materials Technologies segment, we incurred separation costs of $30.2 for the six months ended 31 March 2017. No business separation costs were incurred during the second quarter of fiscal 2017. For the three and six months ended 31 March 2016, we incurred separation costs of $7.4 and $19.4, respectively. These costs are reflected on the consolidated income statements as “Business separation costs” and include legal, advisory, and pension related costs. Refer to Note 3, Discontinued Operations, for additional information regarding the dispositions.

5.	COST REDUCTION AND ASSET ACTIONS
For the three months ended 31 March 2017, we recognized an expense of $10.3 for severance and other benefits related to cost reduction actions. For the six months ended 31 March 2017, we recognized a net expense of $60.3. The year-to-date net expense included a charge of $63.7 for actions taken during fiscal year 2017, partially offset by the favorable settlement of the remaining $3.4 accrued balance associated with business restructuring actions taken in 2015. Asset actions taken in the first quarter of 2017 of $45.7 resulted from the write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants. During the first six months of fiscal year 2017, severance and other benefits totaled $18.0 and related to the elimination of approximately 140 positions primarily in the Industrial Gases – EMEA and Corporate and other segments.
During fiscal year 2016, we incurred an expense of $34.5 for severance and other benefits related to the elimination of approximately 610 positions. Expense of $10.7 was recognized for the three and six months ended 31 March 2016. The fiscal year 2016 expenses primarily related to the Industrial Gases – Americas and Industrial Gases – EMEA segments.
The charges we record for cost reduction and asset actions have been excluded from segment operating income.
The following table summarizes the carrying amount of the accrual for cost reduction and asset actions at 31 March 2017:

	Severance and Other Benefits	Asset Actions/Other	Total
2016 Charge	$34.5	$—	$34.5
Amount reflected in pension liability	(.9)	—	(.9)
Cash expenditures	(21.6)	—	(21.6)
Currency translation adjustment	.3	—	.3
30 September 2016	$12.3	$—	$12.3
2017 Charge	18.0	45.7	63.7
Noncash expenses	—	(45.7)	(45.7)
Amount reflected in pension liability	(.2)	—	(.2)
Cash expenditures	(18.8)	—	(18.8)
Currency translation adjustment	(.5)	—	(.5)
31 March 2017	$10.8	$—	$10.8

6.	INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2017	2016
Finished goods	$131.1	$131.3
Work in process	17.4	18.3
Raw materials, supplies and other	189.4	117.1
	$337.9	$266.7
Less: Excess of FIFO cost over LIFO cost	(15.1)	(11.7)
Inventories	$322.8	$255.0
First-in, first-out (FIFO) cost approximates replacement cost.

7.	GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2017 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Total
Goodwill, net at 30 September 2016	$309.1	$380.6	$135.2	$20.2	$845.1
Currency translation	(.9)	(17.0)	.3	(.3)	(17.9)
Goodwill, net at 31 March 2017	$308.2	$363.6	$135.5	$19.9	$827.2

	31 March	30 September
	2017	2016
Goodwill, gross	$1,084.7	$1,103.7
Accumulated impairment losses(A)	(257.5)	(258.6)
Goodwill, net	$827.2	$845.1

(A)	Amount is attributable to the Industrial Gases – Americas segment and includes currency translation of $47.7 and $46.6 as of 31 March 2017 and 30 September 2016, respectively.
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2017 is 2.3 years.
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

The table below summarizes our outstanding currency price risk management instruments:

	31 March 2017		30 September 2016
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,472.9	.5	$4,130.3	.5
Net investment hedges	664.4	3.2	968.2	2.7
Not designated	1,526.1	.3	2,648.3	.4
Total Forward Exchange Contracts	$5,663.4	.7	$7,746.8	.7
The notional value of forward exchange contracts not designated in the table above includes forward contracts which were hedging intercompany loans that were repaid prior to their original maturity dates in anticipation of the spin-off of Versum. The forward exchange contracts no longer qualified as cash flow hedges due to the early repayment of the loans. We entered into additional forward exchange contracts to offset these outstanding positions to eliminate any future earnings impact. The decrease in notional value from 30 September 2016 to 31 March 2017 is primarily due to the maturity of several of the aforementioned intercompany loan hedges and their offsetting positions.
In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest included €919.1 million ($979.0) at 31 March 2017 and €920.7 million ($1,034.4) at 30 September 2016. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt line item.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 March 2017, the outstanding interest rate swaps were denominated in U.S. dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2017				30 September 2016
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.28%	1.8	$600.0	LIBOR	2.28%	2.3
Cross currency interest rate swaps (net investment hedge)	$503.4	3.24%	2.39%	2.0	$517.7	3.24%	2.43%	2.6
Cross currency interest rate swaps (cash flow hedge)	$1,088.9	4.77%	2.72%	2.8	$1,088.9	4.77%	2.72%	3.3
Cross currency interest rate swaps (not designated)	$41.7	3.40%	1.78%	1.9	$27.4	3.62%	.81%	1.8
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March 2017	30 September 2016	Balance Sheet Location	31 March 2017	30 September 2016
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$36.3	$72.3	Accrued liabilities	$76.7	$44.0
Interest rate management contracts	Other receivables	37.6	19.9	Accrued liabilities	.4	—
Forward exchange contracts	Other noncurrent assets	72.6	44.4	Other noncurrent liabilities	1.2	9.1
Interest rate management contracts	Other noncurrent assets	155.0	160.0	Other noncurrent liabilities	22.5	12.0
Total Derivatives Designated as Hedging Instruments		$301.5	$296.6		$100.8	$65.1
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$20.3	$77.1	Accrued liabilities	$13.1	$29.5
Interest rate management contracts	Other noncurrent assets	3.7	—	Other noncurrent liabilities	.8	.7
Total Derivatives Not Designated as Hedging Instruments		$24.0	$77.1		$13.9	$30.2
Total Derivatives		$325.5	$373.7		$114.7	$95.3
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$11.1	$32.5	$—	$—	$(26.5)	$(19.7)	$(15.4)	$12.8
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	1.2	.5	—	—	—	—	1.2	.5
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(10.8)	(30.2)	—	—	15.8	16.5	5.0	(13.7)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(1.6)	1.2	—	—	.7	.8	(.9)	2.0
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	.5	.1	—	—	—	—	.5	.1
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$(2.8)	$7.2	$(2.8)	$7.2
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(.8)	$(9.4)	$(7.8)	$(17.9)	$(6.5)	$1.9	$(15.1)	$(25.4)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$(2.5)	$.2	$—	$—	$(.6)	$(.6)	$(3.1)	$(.4)

	Six Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$(48.3)	$27.8	$—	$—	$23.1	$1.0	$(25.2)	$28.8
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	5.8	1.4	—	—	—	—	5.8	1.4
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	38.7	(32.0)	—	—	(12.4)	(3.7)	26.3	(35.7)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	(2.4)	2.6	—	—	1.4	1.6	(1.0)	4.2
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	.3	(.3)	—	—	—	—	.3	(.3)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$(11.9)	$(1.8)	$(11.9)	$(1.8)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$27.1	$(6.4)	$34.0	$(10.3)	$6.6	$8.4	$67.7	$(8.3)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$(.4)	$(.2)	$—	$—	$.2	$(.6)	$(.2)	$(.8)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 March 2017 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $23.4 as of 31 March 2017 and $11.2 as of 30 September 2016. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $265.3 as of 31 March 2017 and $267.6 as of 30 September 2016. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments include time deposits, certificates of deposit, and repurchase agreement funds with original maturities greater than 90 days and less than one year. The estimated fair value of the short-term investments, which approximates carrying value as of 31 March 2017 and 30 September 2016, was determined using level 1 or level 2 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values, and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
The carrying values and fair values of financial instruments were as follows:

	31 March 2017		30 September 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$129.2	$129.2	$193.8	$193.8
Interest rate management contracts	196.3	196.3	179.9	179.9
Liabilities
Derivatives
Forward exchange contracts	$91.0	$91.0	$82.6	$82.6
Interest rate management contracts	23.7	23.7	12.7	12.7
Long-term debt, including current portion	3,720.9	3,823.0	4,275.1	4,450.5
The carrying amounts reported in the balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 March 2017				30 September 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$129.2	$—	$129.2	$—	$193.8	$—	$193.8	$—
Interest rate management contracts	196.3	—	196.3	—	179.9	—	179.9	—
Total Assets at Fair Value	$325.5	$—	$325.5	$—	$373.7	$—	$373.7	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$91.0	$—	$91.0	$—	$82.6	$—	$82.6	$—
Interest rate management contracts	23.7	—	23.7	—	12.7	—	12.7	—
Total Liabilities at Fair Value	$114.7	$—	$114.7	$—	$95.3	$—	$95.3	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	31 December 2016				2017 Loss
	Total	Level 1	Level 2	Level 3
Plant and Equipment – Continuing operations(A)	$1.4	$—	$—	$1.4	$45.7
Plant and Equipment – Discontinued operations(A)	$11.0	$—	$—	$11.0	$6.3

(A)
We assessed the recoverability of the carrying value of assets associated with the EfW discontinued operation, including the air separation unit within continuing operations of our Industrial Gases – EMEA segment. We based our estimates primarily on an orderly liquidation valuation which resulted in losses for the difference between the orderly liquidation value and net book value of the assets as of 31 December 2016. There have been no significant updates to our estimates as of 31 March 2017. For additional information, see Note 3, Discontinued Operations and Note 5, Cost Reduction and Asset Actions.

10.	RETIREMENT BENEFITS
The components of net periodic benefit cost for the defined benefit pension and other postretirement benefit plans for the three and six months ended 31 March 2017 and 2016 were as follows:

	Pension Benefits				Other Benefits
	2017		2016		2017	2016
Three Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$6.9	$6.3	$9.3	$6.1	$.2	$.6
Interest cost	27.6	7.9	27.7	11.1	.4	.5
Expected return on plan assets	(51.7)	(18.3)	(50.5)	(19.6)	—	—
Prior service cost amortization	.6	(.1)	.8	(.1)	—	—
Actuarial loss amortization	20.9	13.2	21.5	9.1	—	.1
Settlements	4.1	4.0	2.6	—	—	—
Curtailment	.1	1.8	—	—	—	—
Special termination benefits	(.1)	.1	.6	—	—	—
Other	—	(2.2)	—	.5	—	—
Net periodic benefit cost (Total)	$8.4	$12.7	$12.0	$7.1	$.6	$1.2
Less: Discontinued Operations	(.1)	(3.4)	(2.1)	(.2)	—	—
Net periodic benefit cost (Continuing Operations)	$8.3	$9.3	$9.9	$6.9	$.6	$1.2

	Pension Benefits				Other Benefits
	2017		2016		2017	2016
Six Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$15.2	$13.0	$18.3	$12.3	$.7	$1.1
Interest cost	52.5	15.5	55.4	22.7	.8	1.0
Expected return on plan assets	(104.4)	(36.8)	(101.0)	(40.3)	—	—
Prior service cost amortization	1.2	(.1)	1.5	(.1)	—	—
Actuarial loss amortization	47.0	27.1	42.6	18.3	.2	.3
Settlements	4.1	1.7	2.6	—	—	—
Curtailment	4.3	(1.3)	—	—	—	—
Special termination benefits	1.0	.5	.6	—	—	—
Other	—	.5	—	1.0	—	—
Net periodic benefit cost (Total)	$20.9	$20.1	$20.0	$13.9	$1.7	$2.4
Less: Discontinued Operations	(.7)	(4.1)	(3.9)	(1.6)	—	—
Net periodic benefit cost (Continuing Operations)	$20.2	$16.0	$16.1	$12.3	$1.7	$2.4
Net periodic benefit cost is primarily included in cost of sales and selling and administrative expense on our consolidated income statements. The increase in pension expense in fiscal year 2017 is primarily related to recognition of settlement, curtailment and special termination benefits. The amount of net periodic benefit cost capitalized in fiscal year 2017 and 2016 was not material.
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant's vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. For the three and six months ended 31 March 2017 and 2016, we recognized $4.1 and $2.0 of settlement losses in results of continuing operations, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. Supplementary Pension Plan.
In connection with the disposition of the two divisions comprising the Materials Technologies segment, we incurred settlement, curtailment, and special termination benefits totaling $3.5 and $6.0 for the three and six months ended 31 March 2017, respectively. Costs recorded during the second quarter were recorded in the results of discontinued operations. Otherwise, the costs were reflected on the consolidated income statements as "Business separation costs".
As discussed in Note 3, Discontinued Operations, we completed the separation of EMD through the spin-off of Versum on 1 October 2016. In connection with the spin-off, the Company transferred defined benefit pension assets and obligations to Versum resulting in a net decrease in the underfunded status of the Company's sponsored pension plans of $24. As a result of the transfer of unrecognized losses to Versum, accumulated other comprehensive loss, net of tax, decreased by approximately $5. In addition, we completed the sale of PMD to Evonik Industries AG on 3 January 2017. In connection with the sale, the Company transferred defined benefit pension obligations to Evonik resulting in a net decrease in the underfunded status of the Company's sponsored pension plans of approximately $7.
For the six months ended 31 March 2017 and 2016, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $40.8 and $60.2, respectively. Total contributions for fiscal 2017 are expected to be approximately $65 to $85. During fiscal 2016, total contributions were $79.3.

11.	COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $57 at 31 March 2017) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $57 at 31 March 2017) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2017 and 30 September 2016 included an accrual of $86.1 and $81.4, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $86 to a reasonably possible upper exposure of $99 as of 31 March 2017.
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

PACE
At 31 March 2017, $29.5 of the environmental accrual was related to the Pace facility.
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
PIEDMONT
At 31 March 2017, $17.1 of the environmental accrual was related to the Piedmont site.
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
PASADENA
At 31 March 2017, $12.3 of the environmental accrual was related to the Pasadena site.
During the fourth quarter of 2012, management committed to permanently shutting down our polyurethane intermediates (PUI) production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality (TCEQ). We estimate that the pump and treat system will continue to operate until 2042. We plan to perform additional work to address other environmental obligations at the site. This additional work includes remediating, as required, impacted soils, investigating groundwater west of the former PUI facility, performing post closure care for two closed RCRA surface impoundment units, and establishing engineering controls. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.

12.	SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the six months ended 31 March 2017, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 March 2017, there were 4,815,869 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.

As discussed in Note 3, Discontinued Operations, we completed the separation of EMD through the spin-off of Versum on 1 October 2016. In connection with the spin-off, the Company adjusted the number of deferred stock units and stock options pursuant to existing anti-dilution provisions in the LTIP, to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards will continue to vest over the original vesting period defined at the grant date. Outstanding awards at the time of spin-off were primarily converted into awards of the holder’s employer following the separation. The adjustment to the awards did not result in incremental fair value and no incremental compensation expense was recorded related to the conversion of these awards.
Share-based compensation cost recognized in continuing operations on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2017	2016	2017	2016
Before-Tax Share-Based Compensation Cost	$9.5	$8.1	$18.5	$16.4
Income Tax Benefit	(3.3)	(2.7)	(6.3)	(5.5)
After-Tax Share-Based Compensation Cost	$6.2	$5.4	$12.2	$10.9
Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal year 2017 and 2016 was not material.
Deferred Stock Units
During the six months ended 31 March 2017, we granted 116,740 market-based deferred stock units. The market-based deferred stock units are earned out at the end of a performance period beginning 1 October 2016 and ending 30 September 2019, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
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
In addition, during the six months ended 31 March 2017, we granted 152,541 time-based deferred stock units at a weighted average grant-date fair value of $143.66.

13.	EQUITY
The following is a summary of the changes in total equity:

	Three Months Ended 31 March
	2017			2016
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 December	$7,161.5	$99.6	$7,261.1	$7,367.1	$131.9	$7,499.0
Net income (loss)	2,130.0	5.7	2,135.7	(473.3)	7.8	(465.5)
Other comprehensive income	218.0	5.0	223.0	161.9	2.8	164.7
Dividends on common stock (per share $0.95, $0.86)	(206.9)	—	(206.9)	(185.8)	—	(185.8)
Dividends to noncontrolling interests	—	(7.5)	(7.5)	—	(6.3)	(6.3)
Share-based compensation	9.5	—	9.5	8.1	—	8.1
Treasury shares for stock option and award plans	7.9	—	7.9	32.8	—	32.8
Tax benefit of stock option and award plans	—	—	—	4.8	—	4.8
Other equity transactions	(2.6)	—	(2.6)	1.0	.3	1.3
Balance at 31 March	$9,317.4	$102.8	$9,420.2	$6,916.6	$136.5	$7,053.1

	Six Months Ended 31 March
	2017			2016
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$7,079.6	$133.8	$7,213.4	$7,249.0	$132.1	$7,381.1
Net income (loss)	2,429.8	12.3	2,442.1	(109.7)	16.2	(93.5)
Other comprehensive income (loss)	(16.9)	1.9	(15.0)	79.2	2.8	82.0
Dividends on common stock (per share $1.81, $1.67)	(394.0)	—	(394.0)	(360.5)	—	(360.5)
Dividends to noncontrolling interests	—	(11.7)	(11.7)	—	(14.8)	(14.8)
Share-based compensation	18.5	—	18.5	16.4	—	16.4
Treasury shares for stock option and award plans	7.6	—	7.6	30.8	—	30.8
Tax benefit of stock option and award plans	—	—	—	9.7	—	9.7
Spin-off of Versum	186.5	(33.9)	152.6	—	—	—
Cumulative change in accounting principle (Note 2)	8.8	—	8.8	—	—	—
Other equity transactions	(2.5)	.4	(2.1)	1.7	.2	1.9
Balance at 31 March	$9,317.4	$102.8	$9,420.2	$6,916.6	$136.5	$7,053.1

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and six months ended 31 March 2017:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2016	$(49.0)	$(1,221.4)	$(1,341.3)	$(2,611.7)
Other comprehensive income (loss) before reclassifications	(15.4)	149.6	3.8	138.0
Amounts reclassified from AOCL	5.8	49.1	30.1	85.0
Net current period other comprehensive income (loss)	(9.6)	198.7	33.9	223.0
Amount attributable to noncontrolling interests	(.1)	5.0	.1	5.0
Balance at 31 March 2017	$(58.5)	$(1,027.7)	$(1,307.5)	$(2,393.7)

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2016	$(65.0)	$(949.3)	$(1,374.0)	$(2,388.3)
Other comprehensive income (loss) before reclassifications	(25.2)	(131.6)	3.8	(153.0)
Amounts reclassified from AOCL	31.4	49.1	57.5	138.0
Net current period other comprehensive income (loss)	6.2	(82.5)	61.3	(15.0)
Spin-off of Versum	.2	6.0	5.3	11.5
Amount attributable to noncontrolling interests	(.1)	1.9	.1	1.9
Balance at 31 March 2017	$(58.5)	$(1,027.7)	$(1,307.5)	$(2,393.7)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2017	2016	2017	2016
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$1.2	$.5	$5.8	$1.4
Other income (expense), net	5.5	(13.6)	26.6	(36.0)
Interest expense	(.9)	2.0	(1.0)	4.2
Total (Gain) Loss on Cash Flow Hedges, net of tax	$5.8	$(11.1)	$31.4	$(30.4)
Currency Translation Adjustment(A)	$49.1	$.4	$49.1	$2.8
Pension and Postretirement Benefits, net of tax(B)	$30.1	$22.7	$57.5	$43.8

(A)
The impact is reflected in "Income from discontinued operations, net of tax." The fiscal year 2017 impact relates to the sale of PMD during the second quarter. The fiscal year 2016 impact primarily relates to the sale of an equity affiliate in the first quarter.

(B)
The components include items such as prior service cost amortization, actuarial loss amortization, and settlements and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits.

15.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2017	2016	2017	2016
Numerator
Income from continuing operations	$304.4	$278.9	$556.0	$559.8
Income (Loss) from discontinued operations	1,825.6	(752.2)	1,873.8	(669.5)
Net Income (Loss) Attributable to Air Products	$2,130.0	$(473.3)	$2,429.8	$(109.7)
Denominator (in millions)
Weighted average common shares — Basic	217.9	216.1	217.8	215.9
Effect of dilutive securities
Employee stock option and other award plans	1.8	1.8	1.8	1.9
Weighted average common shares — Diluted	219.7	217.9	219.6	217.8
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.40	$1.29	$2.55	$2.59
Income (Loss) from discontinued operations	8.38	(3.48)	8.61	(3.10)
Net Income (Loss) Attributable to Air Products	$9.78	$(2.19)	$11.16	$(.51)
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.39	$1.28	$2.53	$2.57
Income (Loss) from discontinued operations	8.31	(3.45)	8.53	(3.08)
Net Income (Loss) Attributable to Air Products	$9.70	$(2.17)	$11.06	$(.51)
Outstanding share-based awards of .1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the six months ended 31 March 2017. For the three months ended 31 March 2017, there were no antidilutive outstanding share-based awards. Outstanding share-based awards of .2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2016.

16.	SUPPLEMENTAL INFORMATION
Cash Paid for Taxes (Net of Cash Refunds)
On a total company basis, income tax payments, net of refunds, were $784.7 and $177.9 for the six months ended 31 March 2017 and 2016, respectively.
Credit Agreement
On 31 March 2017, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2017 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. The 2017 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2017 Credit Agreement as of 31 March 2017.
The 2017 Credit Agreement terminates and replaces our previous $2,690.0 revolving credit agreement (the “2013 Credit Agreement”), which was to mature 30 April 2018. No borrowings were outstanding under the previous agreement at the time of its termination, and no early termination penalties were incurred.

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
The results of the Corporate and other segment include stranded costs related to the presentation of the two divisions comprising the former Materials Technologies segment as discontinued operations. The majority of these costs are expected to be reimbursed to Air Products pursuant to short-term transition services agreements under which Air Products will provide transition services to Versum for EMD and to Evonik for PMD.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Segment Total
Three Months Ended 31 March 2017
Sales	$890.1	$414.2	$435.9	$216.5	$23.4	$1,980.1
Operating income (loss)	224.5	86.5	112.0	22.8	(40.2)	405.6
Depreciation and amortization	116.0	41.6	49.3	1.7	3.2	211.8
Equity affiliates' income	13.0	8.3	12.9	—	—	34.2
Three Months Ended 31 March 2016
Sales	$798.1	$421.8	$407.9	$86.6	$63.0	$1,777.4
Operating income (loss)	223.5	90.0	105.0	(10.8)	(16.0)	391.7
Depreciation and amortization	109.8	48.2	48.8	1.8	5.3	213.9
Equity affiliates' income	7.7	7.2	17.4	—	—	32.3

Six Months Ended 31 March 2017
Sales	$1,754.0	$813.9	$874.2	$364.4	$56.1	$3,862.6
Operating income (loss)	448.3	174.5	230.1	31.0	(70.0)	813.9
Depreciation and amortization	227.8	83.8	96.0	3.7	6.6	417.9
Equity affiliates' income	27.7	17.8	26.4	.3	—	72.2
Six Months Ended 31 March 2016
Sales	$1,634.4	$861.4	$822.5	$190.9	$134.5	$3,643.7
Operating income (loss)	435.1	182.3	222.3	(30.1)	(33.4)	776.2
Depreciation and amortization	218.8	95.0	100.7	3.9	10.2	428.6
Equity affiliates' income (loss)	22.2	14.8	29.1	(.5)	—	65.6
Total Assets
31 March 2017	$5,898.8	$3,100.8	$4,248.1	$328.9	$4,285.1	$17,861.7
30 September 2016	5,896.7	3,178.6	4,232.7	367.6	2,384.5	16,060.1

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three and six months ended 31 March 2017, the Industrial Gases – Global segment had intersegment sales of $61.0 and $122.0, respectively. For the three and six months ended 31 March 2016, the Industrial Gases – Global segment had intersegment sales of $56.6 and $111.2, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments is generally transferred at cost and not reflected as an intersegment sale.
Changes in estimates on projects accounted for under the percentage-of-completion method favorably impacted operating income by approximately $12 during the second quarter of fiscal year 2017.
Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2017	2016	2017	2016
Segment total	$405.6	$391.7	$813.9	$776.2
Business separation costs	—	(7.4)	(30.2)	(19.4)
Cost reduction and asset actions	(10.3)	(10.7)	(60.3)	(10.7)
Pension settlement loss	(4.1)	(2.0)	(4.1)	(2.0)
Consolidated Total	$391.2	$371.6	$719.3	$744.1
Below is a reconciliation of segment total assets to consolidated total assets:

	31 March	30 September
Total Assets	2017	2016
Segment total	$17,861.7	$16,060.1
Discontinued operations	9.8	1,968.5
Consolidated Total	$17,871.5	$18,028.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Millions of dollars, except for share data)
The disclosures in this quarterly report are complementary to those made in our 2016 Form 10-K. An analysis of results for the second quarter and first six months of 2017 is provided in the Management’s Discussion and Analysis to follow.
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
The discussion of results that follows includes comparisons to non-GAAP financial measures. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which, when viewed together with our financial results reported in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliation of reported GAAP results to non-GAAP measures is presented on pages 46-51. Descriptions of the excluded items appear on pages 35 and 42.
SECOND QUARTER 2017 VS. SECOND QUARTER 2016
SECOND QUARTER 2017 IN SUMMARY

•	Sales of $1,980.1 increased 11%, or $202.7 from higher volumes of 7% and higher energy contractual pass-through to customers of 5%, partially offset by 1% of unfavorable currency impacts.

•
Operating income of $391.2 increased 5%, or $19.6, and operating margin of 19.8% decreased 110 basis points (bp). On a non-GAAP basis, operating income of $405.6 increased 4%, or $13.9, and operating margin of 20.5% decreased 150 bp.

•	Adjusted EBITDA of $651.6 increased 2%, or $13.7. Adjusted EBITDA margin of 32.9% decreased 300 bp.

•
Income from continuing operations of $304.4 increased 9%, or $25.5, and diluted earnings per share of $1.39 increased 9%, or $.11. On a non-GAAP basis, income from continuing operations of $314.2 increased 5%, or $16.3, and diluted earnings per share of $1.43 increased 4%, or $.06. A summary table of changes in diluted earnings per share is presented below.

•	We completed the sale of PMD to Evonik Industries AG on 3 January 2017.

•	We increased our quarterly dividend by 10% from $.86 to $.95 per share. This represents the 35th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended
	31 March		Increase
	2017	2016	(Decrease)
Diluted Earnings per Share
Net Income (Loss)	$9.70	$(2.17)	$11.87
Income (Loss) from Discontinued Operations	8.31	(3.45)	11.76
Income from Continuing Operations – GAAP Basis	$1.39	$1.28	$.11
Operating Income Impact (after-tax)
Underlying business
Volume			$.08
Price/raw materials			(.03)
Costs			—
Currency			—
Business separation costs			.04
Cost reduction and asset actions			.01
Operating Income			$.10
Other (after-tax)
Equity affiliates' income			.01
Interest expense			(.02)
Other non-operating income (expense), net			.03
Income tax			—
Weighted average diluted shares			(.01)
Other			$.01
Total Change in Diluted Earnings per Share from Continuing Operations – GAAP Basis			$.11

	Three Months Ended
	31 March		Increase
	2017	2016	(Decrease)
Income from Continuing Operations – GAAP Basis	$1.39	$1.28	$.11
Business separation costs	—	.04	(.04)
Cost reduction and asset actions	.03	.04	(.01)
Pension settlement loss	.01	.01	—
Income from Continuing Operations – Non-GAAP Basis	$1.43	$1.37	$.06

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 March
	2017	2016	$ Change	Change
Sales	$1,980.1	$1,777.4	$202.7	11%
Operating income	391.2	371.6	19.6	5%
Operating margin	19.8%	20.9%		(110 bp)
Equity affiliates’ income	34.2	32.3	1.9	6%
Non-GAAP Basis
Adjusted EBITDA	$651.6	$637.9	$13.7	2%
Adjusted EBITDA margin	32.9%	35.9%		(300 bp)
Adjusted Operating income	405.6	391.7	13.9	4%
Adjusted Operating margin	20.5%	22.0%		(150 bp)
Sales

% Change from Prior Year
Underlying business
Volume	7%
Price	—%
Currency	(1)%
Energy and natural gas cost pass-through	5%
Total Consolidated Change	11%
Underlying sales were up 7% due to higher volumes as price was flat. Taken together, higher sale of equipment volumes from the Industrial Gases Global segment, including the Jazan project, and lower LNG sales in the Corporate and other segment, increased volumes by 5%. Volumes in the regional Industrial Gases segments grew by 2%. Unfavorable currency impacts, primarily from the British Pound Sterling and the Chinese Renminbi, reduced sales by 1%. Higher energy and natural gas cost pass-through to customers increased sales by 5%.
Operating Income and Margin
Operating income of $391.2 increased 5%, or $19.6, as favorable volumes of $23, were partially offset by unfavorable price net of power and fuel costs of $8 and higher pension settlement loss of $2. In addition, the prior year included business separation costs of $7. Operating margin of 19.8% decreased 110 bp primarily due to higher energy and natural gas cost pass-through, unfavorable volume mix, and unfavorable price net of power and fuel costs. The unfavorable volume mix primarily resulted from both a reduction in liquefied natural gas project activity and an increase in air separation unit project activity.
On a non-GAAP basis, operating income of $405.6 increased $13.9. Operating margin of 20.5% decreased 150 bp.
Adjusted EBITDA
We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain disclosed items, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.
Adjusted EBITDA of $651.6 increased 2%, or $13.7, primarily due to favorable volumes. Adjusted EBITDA margin of 32.9% decreased 300 bp primarily due to higher energy and natural gas cost pass-through, unfavorable volume mix, and unfavorable price net of power and fuel costs.
Equity Affiliates’ Income
Income from equity affiliates of $34.2 increased $1.9 primarily due to higher income from Industrial Gases – Americas affiliates, partially offset by lower income from Industrial Gases – Asia affiliates.

Cost of Sales and Gross Margin
Cost of sales of $1,403.8 increased $190.8, due to higher costs attributable to sales volumes of $118, higher energy and natural gas costs of $90, and higher operating costs of $7, partially offset by favorable currency impacts of $24.
Gross margin of 29.1% decreased 270 bp, primarily due to unfavorable costs, including higher energy and natural gas cost pass-through of 200bp and volume mix of 120 bp, partially offset by favorable currency.
Selling and Administrative Expense
Selling and administrative expense of $177.9 increased $10.1, primarily due to higher costs in support of transition services agreements in which the reimbursement is reflected in other income (expense), net. Selling and administrative expense, as a percent of sales, decreased from 9.4% to 9.0%.
Research and Development
Research and development expense of $14.8 decreased $3.4. Research and development expense, as a percent of sales, decreased from 1.0% to .7%.
Business Separation Costs
In connection with the disposition of the two divisions comprising the former Materials Technologies segment, we incurred separation costs of $7.4 ($8.9 after-tax, or $.04 per share) for the three months ended 31 March 2016. No business separation costs were incurred during the second quarter of fiscal 2017. These costs are reflected on the consolidated income statements as “Business separation costs” and include legal and advisory costs. A significant portion of these costs were not tax deductible because they were directly related to the plan for the tax-free spin-off of Versum. Refer to Note 3, Discontinued Operations, for additional information regarding the dispositions.
Cost Reduction and Asset Actions
During the three months ended 31 March 2017 and 2016, we recognized expenses of $10.3 ($7.2 after-tax, or $.03 per share) and $10.7 ($8.8 after-tax, or $.04 per share) for severance and other benefits related to cost reduction actions, respectively. Refer to Note 5, Cost Reduction and Asset Actions, for additional details.
Pension Settlement Losses
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant's vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. During the three months ended 31 March 2017 and 2016, we recognized $4.1 ($2.6 after-tax, or $.01 per share) and $2.0 ($1.3 after-tax, or $.01 per share) of settlement charges, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. Supplementary Pension Plan. We expect that additional settlement losses will be recognized during the second half of fiscal year 2017.
Other Income (Expense), Net
Other income (expense), net of $22.0 increased $8.7 primarily due to income from the transition services agreements with Versum for EMD and Evonik for PMD and a favorable foreign exchange impact, partially offset by contract settlement gains in the prior year.
Interest Expense

	Three Months Ended
	31 March
	2017	2016
Interest incurred	$36.4	$36.2
Less: capitalized interest	5.9	10.5
Interest expense	$30.5	$25.7
Interest incurred increased $.2 as the impact from a higher average interest rate on the debt portfolio was mostly offset by the impact from a lower average debt balance. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction, primarily as a result of our decision to exit from the Energy-from-Waste business in the second quarter of fiscal year 2016.

Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $9.7 primarily resulted from interest income on cash, time deposits, and other short-term investments, which are comprised primarily of proceeds from the sale of PMD that was completed during the second quarter of fiscal year 2017.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 23.4% and 24.7% in the second quarter of 2017 and 2016, respectively. The decrease included a 70 bp impact from excess tax benefits on shared-based compensation in accordance with our adoption of new accounting guidance. In addition, the prior year included business separation costs for which a tax benefit was not available. On a non-GAAP basis, the effective tax rate was 23.7% and 23.8% in 2017 and 2016, respectively. Refer to Note 2, New Accounting Guidance, for additional information on our adoption of the share based compensation accounting guidance.
Discontinued Operations
The results of our previous Materials Technologies segment, which contained EMD and PMD, and the former Energy-from-Waste segment have been presented as discontinued operations. Refer to Note 3, Discontinued Operations, for additional information, including detail of the major line items that comprise income from discontinued operations, net of tax, on the consolidated income statements for the three months ended 31 March 2017 and 2016.
Materials Technologies
On 16 September 2015, we announced plans to separate our Materials Technologies business, which contained EMD and PMD. On 1 October 2016, we completed the separation of EMD through the spin-off of Versum. On 3 January 2017, we completed the sale of PMD to Evonik Industries AG for $3.8 billion in cash subject to customary post-closing adjustments, including working capital. A gain of $2,870 ($1,833 after-tax, or $8.34 per share) was recognized on the sale in the second quarter of fiscal year 2017.
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
Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$890.1	$798.1	$92.0	12%
Operating income	224.5	223.5	1.0	—%
Operating margin	25.2%	28.0%		(280 bp)
Equity affiliates’ income	13.0	7.7	5.3	69%
Adjusted EBITDA	353.5	341.0	12.5	4%
Adjusted EBITDA margin	39.7%	42.7%		(300 bp)
Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	1%
Currency	1%
Energy and natural gas cost pass-through	9%
Total Industrial Gases – Americas Sales Change	12%

Underlying sales were up 2%. Higher volumes and higher price each contributed 1%. In North America, volumes increased 1% as the impacts from a new hydrogen plant in Canada and stronger argon and helium merchant volumes were partially offset by the impact of planned customer maintenance outages. Latin America volumes were down 3%, primarily due to weakness in hardgoods. Favorable currency impacts increased sales by 1%. Higher energy and natural gas cost pass-through to customers increased sales by 9%. Due to recent volume weakness in Latin America, we will be assessing implications on future business performance.
Industrial Gases – Americas Operating Income and Margin
Operating income of $224.5 increased $1.0, as favorable volumes and currency of $2 each were partially offset by higher costs of $3. Operating costs were higher primarily from higher maintenance costs due to the planned customer maintenance outages. Operating margin of 25.2% decreased 280 bp from the prior year primarily due to higher energy and natural gas cost pass-through and unfavorable costs.
Industrial Gases – Americas Equity Affiliates’ Income
Equity affiliates’ income of $13.0 increased $5.3 primarily due to lower maintenance expense.
Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$414.2	$421.8	$(7.6)	(2)%
Operating income	86.5	90.0	(3.5)	(4)%
Operating margin	20.9%	21.3%		(40 bp)
Equity affiliates’ income	8.3	7.2	1.1	15%
Adjusted EBITDA	136.4	145.4	(9.0)	(6)%
Adjusted EBITDA margin	32.9%	34.5%		(160 bp)
Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	1%
Price	—%
Currency	(6)%
Energy and natural gas cost pass-through	3%
Total Industrial Gases – EMEA Sales Change	(2)%
Underlying sales were up 1% from higher volumes as pricing was flat. Volumes increased from stronger packaged gas and retail liquid bulk demand. Unfavorable currency impacts, primarily from the British Pound Sterling, reduced sales by 6%. Higher energy and natural gas cost pass-through to customers increased sales by 3%.
Industrial Gases – EMEA Operating Income and Margin
Operating income of $86.5 decreased by 4%, or $3.5, primarily due to unfavorable currency impacts of $7 and lower price net of power and fuel costs of $5, partially offset by favorable volumes of $8. Operating margin of 20.9% decreased 40 bp from the prior year, primarily due to higher energy and natural gas cost pass-through.
Industrial Gases – EMEA Equity Affiliates’ Income
Equity affiliates’ income of $8.3 increased $1.1.

Industrial Gases – Asia

	Three Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$435.9	$407.9	$28.0	7%
Operating income	112.0	105.0	7.0	7%
Operating margin	25.7%	25.7%		— bp
Equity affiliates’ income	12.9	17.4	(4.5)	(26)%
Adjusted EBITDA	174.2	171.2	3.0	2%
Adjusted EBITDA margin	40.0%	42.0%		(200 bp)
Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	8%
Price	—%
Currency	(1)%
Energy and natural gas cost pass-through	—%
Total Industrial Gases – Asia Sales Change	7%
Underlying sales were up 8% from higher volumes. Volumes increased primarily due to new plants, including the increase in volume of pass-through utilities, and base business growth driven by higher merchant volumes across Asia. Unfavorable currency impacts, primarily from the Chinese Renminbi, partially offset by strengthening of the South Korean Won and Taiwan Dollar, reduced sales by 1%.
Industrial Gases – Asia Operating Income and Margin
Operating income of $112.0 increased 7%, or $7.0, primarily due to higher volumes of $7 and lower operating costs of $3, partially offset by unfavorable price net of power and fuel costs of $3. Operating margin of 25.7% was flat from the prior year, as higher utility pass through on new plants and unfavorable price net of power and fuel costs was offset by favorable cost performance.
Industrial Gases – Asia Equity Affiliates’ Income
Equity affiliates’ income of $12.9 decreased $4.5 primarily due to a favorable contract termination in the prior year.
Industrial Gases – Global

	Three Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$216.5	$86.6	$129.9	150%
Operating income (loss)	22.8	(10.8)	33.6	311%
Adjusted EBITDA	24.5	(9.0)	33.5	372%
Industrial Gases – Global Sales and Operating Income (Loss)
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the regional Industrial Gases segments.
Sales of $216.5 increased $129.9, or 150%. The increase in sales was driven by a sale of equipment contract for multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia, which more than offset the decrease in small equipment and other air separation unit sales.

Operating income of $22.8 increased $33.6 from an operating loss in the prior year, primarily from income on the Jazan project.
Corporate and other

	Three Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$23.4	$63.0	$(39.6)	(63)%
Operating loss	(40.2)	(16.0)	(24.2)	(151)%
Adjusted EBITDA	(37.0)	(10.7)	(26.3)	(246)%
Corporate and other Sales and Operating Loss
Sales of $23.4 decreased $39.6 primarily due to lower liquefied natural gas (LNG) project activity. We expect delays in new LNG project orders due to continued weakness in energy markets. Operating loss of $40.2 increased $24.2 due to lower LNG activity, partially offset by income from the transition service agreements with Versum and Evonik.
FIRST SIX MONTHS 2017 VS. FIRST SIX MONTHS 2016
FIRST SIX MONTHS 2017 IN SUMMARY

•
Sales of $3,862.6 increased 6%, or $218.9, as underlying sales growth of 5% and higher energy and natural gas cost pass-through to customers of 3% were partially offset by unfavorable currency impacts of 2%. The underlying sales growth was primarily from higher volumes in the Industrial Gases – Global and Industrial Gases – Asia segments.

•
Operating income of $719.3 decreased 3%, or $24.8, and operating margin of 18.6% decreased 180 bp. On a non-GAAP basis, operating income of $813.9 increased 5%, or $37.7, and operating margin of 21.1% decreased 20 bp.

•	Adjusted EBITDA of $1,304.0, increased 3%, or $33.6, primarily due to favorable cost performance. Adjusted EBITDA margin of 33.8% decreased 110 bp.

•
Income from continuing operations of $556.0 decreased 1%, or $3.8, and diluted earnings per share of $2.53 decreased 2%, or $.04. On a non-GAAP basis, income from continuing operations of $636.2 increased 8%, or $45.4, and diluted earnings per share of $2.90 increased 7%, or $.19. A summary table of changes in diluted earnings per share is presented below.

•	We completed the spin-off of EMD as Versum Materials, Inc. on 1 October 2016.

•	We completed the sale of PMD to Evonik Industries AG on 3 January 2017.

•	We increased our quarterly dividend by 10% from $.86 to $.95 per share. This represents the 35th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Six Months Ended
	31 March		Increase
	2017	2016	(Decrease)
Diluted Earnings per Share
Net Income (Loss)	$11.06	$(.51)	$11.57
Income (Loss) from Discontinued Operations	8.53	(3.08)	11.61
Income from Continuing Operations – GAAP Basis	$2.53	$2.57	$(.04)
Operating Income Impact (after-tax)
Underlying business
Volume			$.01
Price/raw materials			(.03)
Costs			.20
Currency			(.04)
Business separation costs			(.03)
Cost reduction and asset actions			(.19)
Operating Income			$(.08)
Other (after-tax)
Equity affiliates' income			.02
Interest expense			(.04)
Other non-operating income (expense), net			.03
Income tax			.06
Tax costs associated with business separation			(.01)
Weighted average diluted shares			(.02)
Other			$.04
Total Change in Diluted Earnings per Share from Continuing Operations – GAAP Basis			$(.04)

	Six Months Ended
	31 March		Increase
	2017	2016	(Decrease)
Income from Continuing Operations – GAAP Basis	$2.53	$2.57	$(.04)
Business separation costs	.12	.09	.03
Tax costs associated with business separation	.01	—	.01
Cost reduction and asset actions	.23	.04	.19
Pension settlement loss	.01	.01	—
Income from Continuing Operations – Non-GAAP Basis	$2.90	$2.71	$.19

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Six Months Ended
	31 March
	2017	2016	$ Change	Change
Sales	$3,862.6	$3,643.7	$218.9	6%
Operating income	719.3	744.1	(24.8)	(3)%
Operating margin	18.6%	20.4%		(180 bp)
Equity affiliates’ income	72.2	65.6	6.6	10%
Non-GAAP Basis
Adjusted EBITDA	1,304.0	1,270.4	33.6	3%
Adjusted EBITDA margin	33.8%	34.9%		(110 bp)
Adjusted Operating income	813.9	776.2	37.7	5%
Adjusted Operating margin	21.1%	21.3%		(20 bp)
Sales

% Change from Prior Year
Underlying business
Volume	5%
Price	—
Currency	(2)%
Energy and natural gas cost pass-through	3%
Total Consolidated Change	6%
Underlying sales were up 5% due to higher volumes as price was flat. Taken together, higher sale of equipment volumes from the Industrial Gases Global segment, including the Jazan project, and lower LNG sales in the Corporate and other segment, increased volumes by 3%. Volumes in the regional Industrial Gases segments grew by 2%, driven primarily by higher volumes in Industrial Gases- Asia. Unfavorable currency impacts reduced sales by 2% and higher energy and natural gas cost pass-through to customers increased sales by 3%.
Operating Income and Margin
Operating income of $719.3 decreased 3%, or $24.8, as higher cost reduction and asset actions of $50, unfavorable price net of power and fuel costs of $11, unfavorable currency impacts of $11, higher business separation costs of $11, and higher pension settlement losses of $2, were partially offset by favorable net operating costs of $58 and favorable volumes of $2. Net operating costs were lower primarily due to benefits from operational improvements and higher other income. Operating margin of 18.6% decreased 180bp primarily due to higher cost reduction and asset actions and business separation costs.
On a non-GAAP basis, operating income of $813.9 increased 5%, or $37.7, and operating margin of 21.1% decreased 20bp primarily due to unfavorable volume mix and higher energy and natural gas cost pass-through, mostly offset by favorable cost performance from operational improvements.
Adjusted EBITDA
Adjusted EBITDA of $1,304.0 increased 3%, or $33.6, primarily due to favorable costs. Adjusted EBITDA margin of 33.8% decreased 110bp.
Equity Affiliates’ Income
Income from equity affiliates of $72.2 increased $6.6, primarily due to higher income from Industrial Gases – Americas and Industrial Gases – EMEA affiliates, partially offset by lower income from Industrial Gases – Asia affiliates.
Cost of Sales and Gross Margin
Cost of sales of $2,721.9 increased $213.0, due to higher costs attributable to sales volumes of $170 and higher energy and natural gas costs of $128, partially offset by favorable currency impacts of $68 and lower operating costs of $17.

Gross margin of 29.5% decreased 160 bp, primarily due to unfavorable volume mix and higher energy and natural gas cost pass-through.
Selling and Administrative Expense
Selling and administrative expense of $343.6 increased $1.9. Selling and administrative expense, as a percent of sales, decreased from 9.4% to 8.9%.
Research and Development
Research and development expense of $29.9 decreased $5.2 due to lower costs. Research and development expense, as a percent of sales, decreased from 1.0% to .8%.
Business Separation Costs
In connection with the disposition of the two divisions comprising the former Materials Technologies segment, we incurred separation costs of $30.2 ($26.5 after-tax, or $.12 per share) and $19.4 ($20.9 including tax impact, or $.09 per share), for the six months ended 31 March 2017 and 2016, respectively. These costs are reflected on the consolidated income statements as “Business separation costs” and include legal, advisory, and pension related costs. A significant portion of these costs were not tax deductible because they were directly related to the plan for the tax-free spin-off of Versum. In addition, our income tax provision for the six months ended 31 March 2017 includes additional tax expense related to the separation of $2.7 ($.01 per share). Refer to the discussion on Discontinued Operations below and Note 3, Discontinued Operations, to the consolidated financial statements for additional information regarding the dispositions.
Cost Reduction and Asset Actions
During the six months ended 31 March 2017, we recognized a net expense of $60.3 ($48.4 after-tax, or $.23 per share). This expense included $45.7 from the first quarter write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants and expense for severance and other benefits.
Through fiscal year 2016, we incurred severance and other benefits related to the elimination of approximately 610 positions. During the six months ended 31 March 2016, we recognized an expense of $10.7 ($8.8 after-tax, or $.04 per share) for severance and other benefits related to cost reduction actions. The fiscal year 2016 expenses primarily related to the Industrial Gases – Americas and the Industrial Gases – EMEA segments.
Refer to Note 5, Cost Reduction and Asset Actions, for additional details.
Pension Settlement Losses
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant's vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. During the six months ended 31 March 2017 and 2016, we recognized $4.1 ($2.6 after-tax, or $.01 per share) and $2.0 ($1.3 after-tax, or $.01 per share) of settlement charges, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. Supplementary Pension Plan. We expect that additional settlement losses will be recognized during the second half of fiscal year 2017.
Other Income (Expense), Net
Other income (expense), net of $46.7 increased $28.5, primarily due to income from the transition services agreements with Versum for EMD and Evonik for PMD, higher gains from asset sales, and a favorable foreign exchange impact.
Interest Expense

	Six Months Ended
	31 March
	2017	2016
Interest incurred	$72.2	$72.0
Less: capitalized interest	12.2	24.1
Interest expense	$60.0	$47.9
Interest incurred increased $.2 as the impact from a higher average interest rate on the debt portfolio was mostly offset by the impact from a lower average debt balance. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction, primarily as a result of our decision to exit from the Energy-from-Waste business in the second quarter of fiscal year 2016.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $9.7 for the six months ended 31 March 2017 primarily resulted from interest income on cash, time deposits, and other short-term investments, which are comprised primarily of proceeds from the sale of PMD that was completed during the second quarter of fiscal year 2017.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 23.3% and 24.9% for the six months ended 31 March 2017 and 2016, respectively. The decrease included a 130 bp impact from excess tax benefits on share-based compensation in accordance with our adoption of new accounting guidance. In addition, benefits related to foreign tax law changes were substantially offset by higher business separation costs for which a tax benefit was not available. On a non-GAAP basis, the effective tax rate was 22.4% and 24.1% for the six months ended 31 March 2017 and 2016, respectively, primarily due to the benefits on share-based compensation and foreign tax law changes.
Discontinued Operations
The results of our previous Materials Technologies segment, which contained EMD and PMD, and the former Energy-from-Waste segment have been presented as discontinued operations. Refer to Note 3, Discontinued Operations, for additional information, including detail of the major line items that comprise income from discontinued operations, net of tax, on the consolidated income statements for the six months ended 31 March 2017 and 2016.
Materials Technologies
On 16 September 2015, we announced plans to separate our Materials Technologies business, which contained EMD and PMD. On 1 October 2016, we completed the separation of EMD through the spin-off of Versum. On 3 January 2017, we completed the sale of PMD to Evonik Industries AG for $3.8 billion in cash subject to customary post-closing adjustments, including working capital. A gain of $2,870.0 ($1,833 after-tax, or $8.34 per share) was recognized on the sale in the second quarter of fiscal year 2017. As a result of the dispositions, both EMD and PMD are reflected in our consolidated financial statements as discontinued operations for all periods presented.
Energy-from-Waste
During the second quarter of fiscal year 2016, the Board of Directors approved the Company’s exit of its Energy-from-Waste (EfW) business. As a result, efforts to start up and operate its two EfW projects located in Tees Valley, United Kingdom, had been discontinued and a loss on disposal of $945.7 ($846.6 after-tax) was recorded to write down plant assets to their estimated net realizable value and record a liability for plant disposition and other costs.
During the first quarter of fiscal year 2017, we determined that it is unlikely for a buyer to assume the remaining assets and contract obligations, including the related land lease. As a result, we recorded an additional loss of $59.3 ($47.1 after-tax) in results of discontinued operations, of which $53.0 was recorded primarily for land lease obligations and $6.3 was recorded to update our estimate of the net realizable value of the plant assets as of 31 December 2016. There have been no changes to our estimates during the second quarter of fiscal year 2017.
Segment Analysis
Industrial Gases – Americas

	Six Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$1,754.0	$1,634.4	$119.6	7%
Operating income	448.3	435.1	13.2	3%
Operating margin	25.6%	26.6%		(100 bp)
Equity affiliates’ income	27.7	22.2	5.5	25%
Adjusted EBITDA	703.8	676.1	27.7	4%
Adjusted EBITDA margin	40.1%	41.4%		(130 bp)

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	—%
Currency	1%
Energy and natural gas cost pass-through	7%
Total Industrial Gases – Americas Sales Change	7%
Underlying sales were down 1% primarily from lower volumes in Latin America. Favorable currency impacts increased sales by 1%. Higher energy and natural gas cost pass-through to customers increased sales by 7%.
Industrial Gases – Americas Operating Income and Margin
Operating income of $448.3 increased 3%, or $13.2, primarily due to lower operating costs of $24 and higher price, net of power and fuel costs, of $2, partially offset by lower volumes of $14. Operating costs were lower due to benefits from productivity improvements. Operating margin decreased 100bp from the prior year due to higher energy and natural gas pass-through and lower volumes, partially offset by favorable cost performance.
Industrial Gases – Americas Equity Affiliates’ Income
Equity affiliates’ income of $27.7 increased $5.5 primarily due to lower maintenance expense.
Industrial Gases – EMEA

	Six Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$813.9	$861.4	$(47.5)	(6)%
Operating income	174.5	182.3	(7.8)	(4)%
Operating margin	21.4%	21.2%		20 bp
Equity affiliates’ income	17.8	14.8	3.0	20%
Adjusted EBITDA	276.1	292.1	(16.0)	(5)%
Adjusted EBITDA margin	33.9%	33.9%		— bp
Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	(1)%
Price	—%
Currency	(6)%
Energy and natural gas cost pass-through	1%
Total Industrial Gases – EMEA Sales Change	(6)%
Underlying sales were down 1% due to lower volumes. Volumes decreased primarily due to lower liquid volumes across all regions. Unfavorable currency effects, primarily from the British Pound Sterling, reduced sales by 6%. Higher energy and natural gas cost pass-through to customers increased sales by 1%.
Industrial Gases – EMEA Operating Income and Margin
Operating income of $174.5 decreased by 4%, or $7.8, primarily due to unfavorable currency impacts of $14 and lower price, net of power and fuel costs, of $7, partially offset by lower operating costs of $9 and higher volumes of $4. Operating margin increased 20bp from the prior year, primarily due to favorable cost performance and higher volumes, mostly offset by lower price net of power and fuel costs and unfavorable currency.

Industrial Gases – EMEA Equity Affiliates’ Income
Equity affiliates’ income of $17.8 increased $3.0.
Industrial Gases – Asia

	Six Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$874.2	$822.5	$51.7	6%
Operating income	230.1	222.3	7.8	4%
Operating margin	26.3%	27.0%		(70 bp)
Equity affiliates’ income	26.4	29.1	(2.7)	(9)%
Adjusted EBITDA	352.5	352.1	.4	—%
Adjusted EBITDA margin	40.3%	42.8%		(250 bp)
Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	9%
Price	(1)%
Currency	(2)%
Energy and natural gas cost pass-through	—
Total Industrial Gases – Asia Sales Change	6%
Underlying sales were up 8% from higher volumes of 9%, partially offset by lower pricing of 1%. Volumes increased primarily due to new plants, including the commencement of a utility pass-through, and base business growth driven by higher merchant volumes across Asia. Pricing was down slightly primarily due to helium pricing. Unfavorable currency impacts reduced sales by 2% primarily from the Chinese Renminbi, partially offset by strengthening of the South Korean Won and Taiwan Dollar.
Industrial Gases – Asia Operating Income and Margin
Operating income of $230.1 increased 4%, or $7.8, primarily due to higher volumes of $14 and lower operating costs of $4, partially offset by lower price net of power and fuel costs of $6 and an unfavorable currency impact of $4. Operating margin decreased 70bp from the prior year, primarily due to higher utility pass through on new plants and lower price net of power and fuel costs, partially offset by favorable cost performance.
Industrial Gases – Asia Equity Affiliates’ Income
Equity affiliates’ income of $26.4 decreased $2.7, primarily due to a favorable contract termination in the prior year.
Industrial Gases – Global

	Six Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$364.4	$190.9	$173.5	91%
Operating income (loss)	31.0	(30.1)	61.1	203%
Adjusted EBITDA	35.0	(26.7)	61.7	231%
Industrial Gases – Global Sales and Operating Income (Loss)
Sales of $364.4 increased $173.5, or 91%. The increase in sales was driven by a sale of equipment contract for multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia which more than offset the decrease in small equipment and other air separation unit sales.
Operating income of $31.0 increased $61.1 from an operating loss in the prior year, primarily from income on the Jazan project and productivity improvements.

Corporate and other

	Six Months Ended
	31 March
	2017	2016	$ Change	% Change
Sales	$56.1	$134.5	$(78.4)	(58)%
Operating income (loss)	(70.0)	(33.4)	(36.6)	(110)%
Adjusted EBITDA	(63.4)	(23.2)	(40.2)	(173)%
Corporate and other Sales and Operating Loss
Sales of $56.1 decreased $78.4, primarily due to lower LNG project activity. We expect delays in new LNG project orders due to continued weakness in energy markets. Operating loss of $70.0 increased $36.6 due to lower LNG activity, partially offset by productivity improvements and income from the transition service agreements with Versum and Evonik.
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

Presented below are reconciliations of the reported GAAP results to the non-GAAP measures:
CONSOLIDATED RESULTS

	Continuing Operations
	Three Months Ended 31 March
2017 vs. 2016	Operating Income	Operating Margin (A)		Income Tax Provision(B)	Net Income	Diluted EPS
2017 GAAP	$391.2	19.8%		$94.5	$304.4	$1.39
2016 GAAP	371.6	20.9%		93.5	278.9	1.28
Change GAAP	$19.6	(110	)bp	$1.0	$25.5	$.11
% Change GAAP	5%				9%	9%
2017 GAAP	$391.2	19.8%		$94.5	$304.4	$1.39
Cost reduction and asset actions	10.3	.5%		3.1	7.2	.03
Pension settlement loss	4.1	.2%		1.5	2.6	.01
2017 Non-GAAP Measure	$405.6	20.5%		$99.1	$314.2	$1.43
2016 GAAP	$371.6	20.9%		$93.5	$278.9	$1.28
Business separation costs	7.4	.4%		(1.5)	8.9	.04
Cost reduction and asset actions	10.7	.6%		1.9	8.8	.04
Pension settlement loss	2.0	.1%		.7	1.3	.01
2016 Non-GAAP Measure	$391.7	22.0%		$94.6	$297.9	$1.37
Change Non-GAAP Measure	$13.9	(150	)bp	$4.5	$16.3	$.06
% Change Non-GAAP Measure	4%				5%	4%

	Continuing Operations
	Six Months Ended 31 March
2017 vs. 2016	Operating Income	Operating Margin(A)		Income Tax Provision(B)	Net Income	Diluted EPS
2017 GAAP	$719.3	18.6%		$172.9	$556.0	$2.53
2016 GAAP	744.1	20.4%		189.9	559.8	2.57
Change GAAP	$(24.8)	(180	)bp	$(17.0)	$(3.8)	$(.04)
% Change GAAP	(3)%				(1)%	(2)%
2017 GAAP	$719.3	18.6%		$172.9	$556.0	$2.53
Business separation costs	30.2	.8%		3.7	26.5	.12
Tax costs associated with business separation	—	—%		(2.7)	2.7	.01
Cost reduction and asset actions	60.3	1.6%		11.9	48.4	.23
Pension settlement loss	4.1	.1%		1.5	2.6	.01
2017 Non-GAAP Measure	$813.9	21.1%		$187.3	$636.2	$2.90
2016 GAAP	$744.1	20.4%		$189.9	$559.8	$2.57
Business separation costs	19.4	.5%		(1.5)	20.9	.09
Cost reduction and asset actions	10.7	.3%		1.9	8.8	.04
Pension settlement loss	2.0	.1%		.7	1.3	.01
2016 Non-GAAP Measure	$776.2	21.3%		$191.0	$590.8	$2.71
Change Non-GAAP Measure	$37.7	(20	)bp	$(3.7)	$45.4	$.19
% Change Non-GAAP Measure	5%				8%	7%

(A)	Operating margin is calculated by dividing operating income by sales.

(B)
The tax impact of our non-GAAP adjustments reflects the expected current and deferred income tax expense impact of the transactions and is impacted primarily by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

ADJUSTED EBITDA
We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain disclosed items, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.
Below is a reconciliation of Income from Continuing Operations on a GAAP basis to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2017	2016	2017	2016
Income from Continuing Operations(A)	$310.1	$284.7	$568.3	$571.9
Add: Interest expense	30.5	25.7	60.0	47.9
Less: Other non-operating income (expense), net	9.7	—	9.7	—
Add: Income tax provision	94.5	93.5	172.9	189.9
Add: Depreciation and amortization	211.8	213.9	417.9	428.6
Add: Business separation costs	—	7.4	30.2	19.4
Add: Cost reduction and asset actions	10.3	10.7	60.3	10.7
Add: Pension settlement loss	4.1	2.0	4.1	2.0
Adjusted EBITDA	$651.6	$637.9	$1,304.0	$1,270.4
Change GAAP
Income from continuing operations change	$25.4		$(3.6)
Income from continuing operations % change	9%		(1)%
Change Non-GAAP
Adjusted EBITDA change	$13.7		$33.6
Adjusted EBITDA % change	2%		3%

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment operating income to Adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Three Months Ended 31 March 2017
Operating income (loss)	$224.5		$86.5		$112.0		$22.8	$(40.2)	$405.6
Operating margin	25.2%		20.9%		25.7%				20.5%
Three Months Ended 31 March 2016
Operating income (loss)	$223.5		$90.0		$105.0		$(10.8)	$(16.0)	$391.7
Operating margin	28.0%		21.3%		25.7%				22.0%
Operating income (loss) change	$1.0		$(3.5)		$7.0		$33.6	$(24.2)	$13.9
Operating income (loss) % change	—%		(4)%		7%		311%	(151)%	4%
Operating margin change	(280	) bp	(40	) bp	—				(150	) bp
NON-GAAP MEASURE
Three Months Ended 31 March 2017
Operating income (loss)	$224.5		$86.5		$112.0		$22.8	$(40.2)	$405.6
Add: Depreciation and amortization	116.0		41.6		49.3		1.7	3.2	211.8
Add: Equity affiliates' income	13.0		8.3		12.9		—	—	34.2
Adjusted EBITDA	$353.5		$136.4		$174.2		$24.5	$(37.0)	$651.6
Adjusted EBITDA margin	39.7%		32.9%		40.0%				32.9%
Three Months Ended 31 March 2016
Operating income (loss)	$223.5		$90.0		$105.0		$(10.8)	$(16.0)	$391.7
Add: Depreciation and amortization	109.8		48.2		48.8		1.8	5.3	213.9
Add: Equity affiliates' income	7.7		7.2		17.4		—	—	32.3
Adjusted EBITDA	$341.0		$145.4		$171.2		$(9.0)	$(10.7)	$637.9
Adjusted EBITDA margin	42.7%		34.5%		42.0%				35.9%
Adjusted EBITDA change	$12.5		$(9.0)		$3.0		$33.5	$(26.3)	$13.7
Adjusted EBITDA % change	4%		(6)%		2%		372%	(246)%	2%
Adjusted EBITDA margin change	(300	) bp	(160	) bp	(200	) bp			(300	) bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Six Months Ended 31 March 2017
Operating income (loss)	$448.3		$174.5		$230.1		$31.0	$(70.0)	$813.9
Operating margin	25.6%		21.4%		26.3%				21.1%
Six Months Ended 31 March 2016
Operating income (loss)	$435.1		$182.3		$222.3		$(30.1)	$(33.4)	$776.2
Operating margin	26.6%		21.2%		27.0%				21.3%
Operating income (loss) change	$13.2		$(7.8)		$7.8		$61.1	$(36.6)	$37.7
Operating income (loss) % change	3%		(4)%		4%		203%	(110)%	5%
Operating margin change	(100	) bp	20	bp	(70	) bp			(20	) bp
NON-GAAP MEASURE
Six Months Ended 31 March 2017
Operating income (loss)	$448.3		$174.5		$230.1		$31.0	$(70.0)	$813.9
Add: Depreciation and amortization	227.8		83.8		96.0		3.7	6.6	417.9
Add: Equity affiliates' income	27.7		17.8		26.4		.3	—	72.2
Adjusted EBITDA	$703.8		$276.1		$352.5		$35.0	$(63.4)	$1,304.0
Adjusted EBITDA margin	40.1%		33.9%		40.3%				33.8%
Six Months Ended 31 March 2016
Operating income (loss)	$435.1		$182.3		$222.3		$(30.1)	$(33.4)	$776.2
Add: Depreciation and amortization	218.8		95.0		100.7		3.9	10.2	428.6
Add: Equity affiliates' income (loss)	22.2		14.8		29.1		(.5)	—	65.6
Adjusted EBITDA	$676.1		$292.1		$352.1		$(26.7)	$(23.2)	$1,270.4
Adjusted EBITDA margin	41.4%		33.9%		42.8%				34.9%
Adjusted EBITDA change	$27.7		$(16.0)		$.4		$61.7	$(40.2)	$33.6
Adjusted EBITDA % change	4%		(5)%		—%		231%	(173)%	3%
Adjusted EBITDA margin change	(130	) bp	—		(250	) bp			(110	) bp

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2017	2016	2017	2016
Segment total	$405.6	$391.7	$813.9	$776.2
Business separation costs	—	(7.4)	(30.2)	(19.4)
Cost reduction and asset actions	(10.3)	(10.7)	(60.3)	(10.7)
Pension settlement loss	(4.1)	(2.0)	(4.1)	(2.0)
Consolidated Total	$391.2	$371.6	$719.3	$744.1

INCOME TAXES
The tax impact of our non-GAAP adjustments reflects the expected current and deferred income tax expense impact of the transactions and is impacted primarily by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

	Effective Tax Rate
	Three Months Ended 31 March		Six Months Ended 31 March
	2017	2016	2017	2016
Income Tax Provision—GAAP	$94.5	$93.5	$172.9	$189.9
Income From Continuing Operations Before Taxes—GAAP	$404.6	$378.2	$741.2	$761.8
Effective Tax Rate—GAAP	23.4%	24.7%	23.3%	24.9%
Income Tax Provision—GAAP	$94.5	$93.5	$172.9	$189.9
Business separation costs	—	(1.5)	3.7	(1.5)
Tax costs associated with business separation	—	—	(2.7)	—
Cost reduction and asset actions	3.1	1.9	11.9	1.9
Pension settlement loss	1.5	.7	1.5	.7
Income Tax Provision—Non-GAAP Measure	$99.1	$94.6	$187.3	$191.0
Income From Continuing Operations Before Taxes—GAAP	$404.6	$378.2	$741.2	$761.8
Business separation costs	—	7.4	30.2	19.4
Cost reduction and asset actions	10.3	10.7	60.3	10.7
Pension settlement loss	4.1	2.0	4.1	2.0
Income From Continuing Operations Before Taxes—Non-GAAP Measure	$419.0	$398.3	$835.8	$793.9
Effective Tax Rate—Non-GAAP Measure	23.7%	23.8%	22.4%	24.1%

PENSION BENEFITS
For the six months ended 31 March 2017 and 2016, we recognized net periodic benefit cost of $36.2 and $28.4, respectively, in continuing operations. The increase in pension expense in fiscal year 2017 is primarily related to recognition of settlement, curtailment and special termination benefits. The amount of net periodic benefit cost capitalized in fiscal year 2017 and 2016 was not material.
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant's vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. For the three and six months ended 31 March 2017 and 2016, we recognized $4.1 and $2.0 of settlement losses, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. Supplementary Pension Plan. We expect that additional settlement losses will be recognized during the second half of fiscal year 2017.
In connection with the disposition of the two divisions comprising the former Materials Technologies segment, we incurred settlement, curtailment, and special termination benefits totaling $3.5 and $6.0 for the three and six months ended 31 March 2017, respectively. Costs recorded during the second quarter were recorded in the results of discontinued operations. Otherwise, the costs were reflected on the consolidated income statements as "Business separation costs".
Upon completion of the separation of EMD on 1 October 2016, the Company transferred defined benefit pension assets and obligations to the Versum plans resulting in a net decrease in the underfunded status of the sponsored pension plans of $24. As a result of the transfer of unrecognized losses to Versum, accumulated other comprehensive loss, net of tax, decreased by approximately $5. In addition, upon completion of the sale of PMD to Evonik Industries AG on 3 January 2017, the Company transferred defined benefit pension obligations to Evonik resulting in a net decrease in the underfunded status of the Company's sponsored pension plans of approximately $7.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2017 and 2016, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $40.8 and $60.2, respectively. Total contributions for fiscal 2017 are expected to be approximately $65 to $85. During fiscal 2016, total contributions were $79.3.
Refer to Note 10, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.
LIQUIDITY AND CAPITAL RESOURCES
We have consistent access to commercial paper markets, and our cash balance and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 31 March 2017, we had $524.6 of foreign cash and cash items compared to total cash and cash items of $1,869.3. If we needed foreign cash for operations in the U.S. or we otherwise elect to repatriate the funds, we may be required to accrue and pay U.S. taxes on those amounts. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items outside the U.S. Current financing alternatives do not require the additional repatriation of foreign funds.
Operating Activities
For the first six months of 2017, cash provided by operating activities was $861.2. Income from continuing operations of $556.0 included the non-cash write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants. Other adjustments included depreciation and amortization, deferred income taxes, share-based compensation, noncurrent capital lease receivables, and undistributed earnings of unconsolidated affiliates. The working capital accounts were a use of cash of $149.7 which was primarily driven by payables and accrued liabilities, trade receivables, and other working capital partially offset by other receivables. The decrease in payables and accrued liabilities of $178.6 was primarily driven by a decrease in customer advances of $85.1 related to our joint venture in Jazan, Saudi Arabia, and a $75.8 decrease in accrued incentive compensation due to payments on the 2016 plan. The decrease in trade receivables of $53.8 includes amounts billed to our joint venture in Jazan, Saudi Arabia. Other working capital was a use of $51.4 primarily driven by payments for accrued income taxes. The decrease in other receivables, which resulted in a source of $118.4, was primarily due to the maturity of forward foreign exchange contracts that hedged intercompany loans.
For the first six months of 2016, cash provided by operating activities was $890.0, which includes income from continuing operations of $559.8. Other adjustments were a source of cash of $37.8, which was primarily driven by the remeasurement of intercompany transactions as the related hedging instruments that eliminate the earnings impact are included in other receivables and payables and accrued liabilities. The change in payables and accrued liabilities of $191.5 was primarily driven by a decrease in the accrual for incentive compensation due to payments on the 2015 plan.
We estimate that cash paid for taxes, net of refunds, on a continuing operations basis, were $275.0 and $150.1 for the six months ended 31 March 2017 and 2016, respectively.
Investing Activities
For the first six months of 2017, cash used for investing activities was $1,952.4. Purchases of investments of $1,823.2 include time deposits, certificates of deposit, and repurchase agreement funds with original maturities greater than 90 days and less than one year. Proceeds from investments of $400.0 resulted from an early call on an instrument which had an original term greater than 90 days but less than one year. These proceeds were reinvested in a new short-term investment, which is included in the purchase of investments. Capital expenditures for plant and equipment were $532.2.
For the first six months of 2016, cash used for investing activities was $436.4, primarily driven by capital expenditures for plant and equipment of $472.0. Proceeds from the sale of assets and investments of $38.1 were primarily driven by the receipt of $30.0 for our rights to a corporate aircraft that was under construction.

Capital expenditures are detailed in the table below:

	Six Months Ended
	31 March
	2017	2016
Additions to plant and equipment	$532.2	$472.0
Investment in and advances to unconsolidated affiliates	8.9	1.5
Capital expenditures on a GAAP basis	$541.1	$473.5
Capital lease expenditures(A)	5.8	18.6
Capital expenditures on a Non-GAAP basis	$546.9	$492.1

(A)
We utilize a non-GAAP measure in the computation of capital expenditures and include spending associated with facilities accounted for as capital leases. Certain contracts associated with facilities that are built to provide product to a specific customer are required to be accounted for as leases, and such spending is reflected as a use of cash within cash provided by operating activities if the arrangement qualifies as a capital lease. The presentation of this non-GAAP measure is intended to enhance the usefulness of information by providing a measure that our management uses internally to evaluate and manage our expenditures.

We expect capital expenditures of approximately $1,000 in fiscal year 2017.
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
Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technologies that are under firm contracts. The sales backlog for the Company at 31 March 2017 was $717, compared to $1,057 at 30 September 2016.
Financing Activities
For the first six months of 2017, cash used for financing activities was $1,661.8. This consisted primarily of repayments of commercial paper and short-term borrowings of $816.6, payments on long-term debt of $469.7, and dividend payments of $374.0. Payments on long-term debt primarily consisted of the repayment of a 4.625% Eurobond of €300 million ($317.2) that matured on 15 March 2017 and $138.0 for the repayment of industrial revenue bonds.
For the first six months of 2016, cash used for financing activities was $401.8 and included dividend payments of $349.1 and $65.6 of payments on long-term debt.
Discontinued Operations
For the first six months of 2017, cash flows of discontinued operations primarily include impacts associated with the spin-off of EMD as Versum on 1 October 2016 and the sale of PMD on 3 January 2017. Cash used for operating activities of $520.8 was primarily driven by taxes paid on the gain on sale of PMD. Cash provided by investing activities of $3,750.6 primarily resulted from the proceeds on the sale of PMD. Cash provided by financing activities resulted from a $69.5 receipt of cash from Versum related to finalization of the spin-off. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.
For the first six months of 2016, cash provided by discontinued operations of $48.0 was primarily driven by the results of EMD, PMD, and the Energy-from-Waste business.
Financing and Capital Structure
Capital needs were satisfied primarily with cash from operations. Total debt at 31 March 2017 and 30 September 2016, expressed as a percentage of the sum of total debt and total capitalization (total debt plus total equity), was 29.0% and 41.9%, respectively. Total debt decreased from $5,210.9 at 30 September 2016 to $3,843.2 at 31 March 2017 as a result of the repayment of commercial paper, the 4.625% Eurobond, and the industrial revenue bonds.
On 31 March 2017, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2017 Credit Agreement”), under which senior unsecured debt is available to the Company and certain of its subsidiaries. The 2017 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2017 Credit Agreement as of 31 March 2017.

The 2017 Credit Agreement terminates and replaces our previous $2,690.0 revolving credit agreement (the “2013 Credit Agreement”), which was to mature 30 April 2018. No borrowings were outstanding under the previous agreement at the time of its termination, and no early termination penalties were incurred.
Commitments totaling $35.8 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 31 March 2017.
As of 31 March 2017, we are in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2017, we did not purchase any of our outstanding shares. At 31 March 2017, $485.3 in share repurchase authorization remained.
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
RELATED PARTY TRANSACTIONS
Our principal related parties are equity affiliates operating in the industrial gas business. In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25% owned joint venture for Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. The agreement included terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Sales related to this contract are included in the results of our Industrial Gases – Global segment. During the three and six months ended 31 March 2017, sales were approximately $170 and $280, respectively, related to this contract. During the three and six months ended 31 March 2016, sales were approximately $30 and $90, respectively.
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
During the six months ended 31 March 2017, we assessed the recoverability of the carrying value of the assets associated with the Energy-from-Waste discontinued operation, including an air separation unit within continuing operations of our Industrial Gases – EMEA segment, and recorded losses to reduce the carrying value of the assets as of 31 December 2016 to their estimated net realizable value. There have been no changes to our estimates as of 31 March 2017. Refer to Note 9, Fair Value Measurements, for additional information.
Revenue from equipment sale contracts is recorded primarily using the percentage-of-completion method. During the second quarter of 2017, changes in estimates on projects accounted for under this method favorably impacted operating income by approximately $12. We assess the performance of our sale of equipment projects as they progress. Our earnings could be positively or negatively impacted by changes to our forecast of revenues and costs on these projects in the future.
Information concerning the implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in Note 2, New Accounting Guidance, to the consolidated financial statements.
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
FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this report. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, global or regional economic conditions (including, as to the United Kingdom and Europe, the impact of “Brexit”) and supply and demand dynamics in market segments into which the Company sells; political risks, including the risks of unanticipated government actions; acts of war or terrorism; customer decisions on awarding projects under development and our success in negotiating the terms of such projects; the inability to eliminate stranded costs previously allocated to the Company’s Electronic Materials and Performance Materials divisions which have been divested and other unexpected impacts of the divestitures; significant fluctuations in interest rates and foreign currencies from that currently anticipated; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; our ability to execute the projects in our backlog; asset impairments due to economic conditions or specific events; the impact of price fluctuations in natural gas and disruptions in markets and the economy due to oil price volatility; costs and outcomes of litigation or regulatory investigations; the success of productivity and operational improvement programs; the timing, impact, and other uncertainties of future acquisitions or divestitures, including reputational impacts; the impact of changes in environmental, tax or other legislation and regulatory activities in jurisdictions in which the Company and its affiliates operate; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2016. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2016 Form 10-K. The disclosures about market risk that follow are on a continuing operations basis.
The net financial instrument position decreased from a liability of $4,172.1 at 30 September 2016 to a liability of $3,612.2 at 31 March 2017. The decrease was due primarily to the repayment of long-term debt.
Interest Rate Risk
Our debt portfolio as of 30 September 2016, including the effect of currency and interest rate swap agreements, was composed of 55% fixed-rate debt and 45% variable-rate debt. Our debt portfolio as of 31 March 2017, including the effect of currency and interest rate swap agreements, was composed of 64% fixed-rate debt and 36% variable-rate debt. The change in debt portfolio composition was due primarily to the repayment of commercial paper.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at period end, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $116 and $137 in the net liability position of financial instruments at 31 March 2017 and 30 September 2016, respectively. A 100 bp decrease in market interest rates would result in an increase of $124 and $148 in the net liability position of financial instruments at 31 March 2017 and 30 September 2016, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $14 and $24 of interest incurred per year at the end of 31 March 2017 and 30 September 2016, respectively. A 100 bp decline in interest rates would lower interest incurred by $14 and $24 per year at 31 March 2017 and 30 September 2016, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at period end, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $292 and $422 in the net liability position of financial instruments at 31 March 2017 and 30 September 2016, respectively. The change in exchange rate sensitivity from 30 September 2016 to 31 March 2017 was due primarily to a reduction in our portfolio of forward exchange contracts. Refer to Note 8, Financial Instruments, for additional information about our outstanding forward exchange contracts.

Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of 31 March 2017 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K

10.1	Revolving Credit Agreement dated as of March 31, 2017 for $2,500,000,000

12.	Computation of Ratios of Earnings to Fixed Charges.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: April 27, 2017	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Revolving Credit Agreement dated as of March 31, 2017 for $2,500,000,000

12.	Computation of Ratios of Earnings to Fixed Charges.

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