Form 10-Q
period 2017-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2018-01-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 December 2017
Common Stock, $1 par value	218,939,303

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars, except for share and per share data)	2017	2016
Sales	$2,216.6	$1,882.5
Cost of sales	1,571.8	1,316.7
Selling and administrative	191.6	164.7
Research and development	14.6	15.0
Business separation costs	—	32.5
Cost reduction and asset actions	—	50.0
Other income (expense), net	22.1	24.7
Operating Income	460.7	328.3
Equity affiliates' income	13.8	38.0
Interest expense	29.8	29.5
Other non-operating income (expense), net	9.8	(.2)
Income From Continuing Operations Before Taxes	454.5	336.6
Income tax provision	291.8	78.4
Income From Continuing Operations	162.7	258.2
Income (Loss) From Discontinued Operations, net of tax	(1.0)	48.2
Net Income	161.7	306.4
Net Income Attributable to Noncontrolling Interests of Continuing Operations	7.1	6.6
Net Income Attributable to Air Products	$154.6	$299.8
Net Income Attributable to Air Products
Income from continuing operations	$155.6	$251.6
Income (Loss) from discontinued operations	(1.0)	48.2
Net Income Attributable to Air Products	$154.6	$299.8
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$.71	$1.16
Income from discontinued operations	—	.22
Net Income Attributable to Air Products	$.71	$1.38
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$.70	$1.15
Income from discontinued operations	—	.22
Net Income Attributable to Air Products	$.70	$1.37
Weighted Average Common Shares – Basic (in millions)	218.9	217.7
Weighted Average Common Shares – Diluted (in millions)	220.4	219.7
Dividends Declared Per Common Share – Cash	$.95	$.86
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2017	2016
Net Income	$161.7	$306.4
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($6.6) and $32.3	136.4	(281.2)
Net loss on derivatives, net of tax of ($5.3) and ($10.7)	(9.5)	(9.8)
Reclassification adjustments:
Currency translation adjustment	3.1	—
Derivatives, net of tax of $1.7 and $10.6	.8	25.6
Pension and postretirement benefits, net of tax of $11.0 and $12.9	22.9	27.4
Total Other Comprehensive Income (Loss)	153.7	(238.0)
Comprehensive Income	315.4	68.4
Net Income Attributable to Noncontrolling Interests	7.1	6.6
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1.9	(3.1)
Comprehensive Income Attributable to Air Products	$306.4	$64.9
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of dollars, except for share data)	2017	2017
Assets
Current Assets
Cash and cash items	$2,722.6	$3,273.6
Short-term investments	407.1	404.0
Trade receivables, net	1,233.4	1,174.0
Inventories	347.4	335.4
Contracts in progress, less progress billings	85.4	84.8
Prepaid expenses	177.7	191.4
Other receivables and current assets	371.7	403.3
Current assets of discontinued operations	10.2	10.2
Total Current Assets	5,355.5	5,876.7
Investment in net assets of and advances to equity affiliates	1,258.0	1,286.9
Plant and equipment, at cost	20,040.0	19,547.8
Less: accumulated depreciation	11,408.1	11,107.6
Plant and equipment, net	8,631.9	8,440.2
Goodwill, net	790.8	721.5
Intangible assets, net	429.1	368.3
Noncurrent capital lease receivables	1,126.0	1,131.8
Other noncurrent assets	617.5	641.8
Total Noncurrent Assets	12,853.3	12,590.5
Total Assets	$18,208.8	$18,467.2
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,609.5	$1,814.3
Accrued income taxes	110.1	98.6
Short-term borrowings	87.1	144.0
Current portion of long-term debt	11.3	416.4
Current liabilities of discontinued operations	13.6	15.7
Total Current Liabilities	1,831.6	2,489.0
Long-term debt	3,414.9	3,402.4
Other noncurrent liabilities	1,921.9	1,611.9
Deferred income taxes	719.2	778.4
Total Noncurrent Liabilities	6,056.0	5,792.7
Total Liabilities	7,887.6	8,281.7
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2018 and 2017 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	998.1	1,001.1
Retained earnings	12,792.3	12,846.6
Accumulated other comprehensive loss	(1,695.6)	(1,847.4)
Treasury stock, at cost (2018 - 30,516,281 shares; 2017 - 31,109,510 shares)	(2,128.9)	(2,163.5)
Total Air Products Shareholders’ Equity	10,215.3	10,086.2
Noncontrolling Interests	105.9	99.3
Total Equity	10,321.2	10,185.5
Total Liabilities and Equity	$18,208.8	$18,467.2
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2017	2016
Operating Activities
Net income	$161.7	$306.4
Less: Net income attributable to noncontrolling interests of continuing operations	7.1	6.6
Net income attributable to Air Products	154.6	299.8
(Income) Loss from discontinued operations	1.0	(48.2)
Income from continuing operations attributable to Air Products	155.6	251.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	227.9	206.1
Deferred income taxes	(76.7)	(23.6)
Tax reform repatriation	310.3	—
Undistributed earnings of unconsolidated affiliates	34.0	(6.9)
Gain on sale of assets and investments	(.6)	(5.0)
Share-based compensation	11.8	9.0
Noncurrent capital lease receivables	23.3	22.3
Write-down of long-lived assets associated with restructuring	—	45.7
Other adjustments	5.3	10.7
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(34.2)	42.3
Inventories	(8.4)	9.9
Contracts in progress, less progress billings	—	(22.6)
Other receivables	23.8	(7.2)
Payables and accrued liabilities	(113.5)	10.4
Other working capital	5.5	31.6
Cash Provided by Operating Activities	564.1	574.3
Investing Activities
Additions to plant and equipment	(256.6)	(239.2)
Acquisitions, less cash acquired	(237.1)	—
Investment in and advances to unconsolidated affiliates	—	(8.8)
Proceeds from sale of assets and investments	10.6	11.4
Purchases of investments	(212.2)	—
Proceeds from investments	208.9	—
Other investing activities	1.5	(1.5)
Cash Used for Investing Activities	(484.9)	(238.1)
Financing Activities
Long-term debt proceeds	—	1.2
Payments on long-term debt	(408.6)	(14.4)
Net decrease in commercial paper and short-term borrowings	(40.7)	(772.2)
Dividends paid to shareholders	(207.5)	(186.9)
Proceeds from stock option exercises	34.4	10.7
Other financing activities	(18.7)	(12.9)
Cash Used for Financing Activities	(641.1)	(974.5)
Discontinued Operations
Cash used for operating activities	(3.1)	(59.6)
Cash used for investing activities	—	(19.4)
Cash provided by financing activities	—	69.5
Cash Used for Discontinued Operations	(3.1)	(9.5)
Effect of Exchange Rate Changes on Cash	14.0	(16.2)
Decrease in cash and cash items	(551.0)	(664.0)
Cash and Cash items – Beginning of Year	3,273.6	1,330.8
Cash and Cash Items – End of Period	$2,722.6	$666.8
Less: Cash and Cash Items – Discontinued Operations	—	11.3
Cash and Cash Items – Continuing Operations	$2,722.6	$655.5
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars unless otherwise indicated, except for share and per share data)

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Refer to our 2017 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2018 other than those detailed in Note 2, New Accounting Guidance, under Accounting Guidance Implemented in 2018. Certain prior year information has been reclassified to conform to the fiscal year 2018 presentation. The notes to the interim consolidated financial statements, unless otherwise indicated, are on a continuing operations basis.
The consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” “Air Products,” or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes. The interim results for the periods indicated herein, however, do not reflect certain adjustments, such as the valuation of inventories on the last-in, first-out (LIFO) cost basis, which are only finally determined on an annual basis. In order to fully understand the basis of presentation, the consolidated financial statements and related notes included herein should be read in conjunction with the financial statements and notes thereto included in our 2017 Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

2. NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in 2018
Presentation of Net Periodic Pension and Postretirement Benefit Cost
In March 2017, the Financial Accounting Standards Board (FASB) issued guidance for improving the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that the service cost component of the net periodic benefit cost be presented in the same operating income line items as other compensation costs arising from services rendered by employees during the period. The non-service costs (e.g., interest cost, expected return on plan assets, amortization of actuarial gains/losses, settlements) should be presented in the income statement outside of operating income. The amendments also allow only the service cost component to be eligible for capitalization when applicable. We early adopted this guidance during the first quarter of fiscal year 2018. The amendments have been applied retrospectively for the income statement presentation requirements and prospectively for the limit on costs eligible for capitalization. The Company applied the practical expedient to use the amounts disclosed in its retirement benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.
Prior to adoption of the guidance, we classified all net periodic benefit costs within operating costs, primarily within "Cost of sales" and "Selling and administrative" on the consolidated income statements. The line item classification changes required by the new guidance did not impact the Company's pre‑tax earnings or net income; however, "Operating income" and "Other non-operating income (expense), net" changed by immaterial offsetting amounts.
Derivative Contract Novations
In March 2016, the FASB issued guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require re-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted this guidance in the first quarter of fiscal year 2018. This guidance did not have an impact on our consolidated financial statements upon adoption.

New Accounting Guidance to be Implemented
Revenue Recognition
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We will adopt this guidance in fiscal year 2019 under the modified retrospective approach, which will result in a cumulative-effect adjustment as of 1 October 2018. We are in the process of evaluating and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.
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
Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning in fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
Derecognition of Nonfinancial Assets
In February 2017, the FASB issued an update to clarify the scope of guidance on gains and losses from the derecognition of nonfinancial assets and to add guidance for partial sales of nonfinancial assets. The update must be adopted at the same time as the new guidance on revenue recognition discussed above, which we will adopt in fiscal year 2019. The guidance may be applied retrospectively or with a cumulative-effect adjustment to retained earnings at the date of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

3. DISCONTINUED OPERATIONS
The results of our former Performance Materials Division (PMD) and Energy-from-Waste (EfW) segment are reflected in our consolidated financial statements as discontinued operations for all periods presented.
During the second quarter of fiscal year 2017, we completed the sale of PMD to Evonik Industries AG (Evonik) for $3.8 billion in cash. A gain of $2,870 ($1,828 after-tax, or $8.32 per share) was recognized on the sale, which closed on 3 January 2017.
In fiscal year 2016, we discontinued efforts to start up and operate two EfW projects located in Tees Valley, United Kingdom. During the second quarter of fiscal year 2016, we recorded an initial loss on disposal of $945.7 ($846.6 after-tax) to write down plant assets to their estimated net realizable value and record a liability for plant disposition and other costs. Income tax benefits related only to one of the projects as the other did not qualify for a local tax deduction. During the first quarter of fiscal year 2017, we recorded an additional loss on disposal of $59.3 ($47.1 after-tax), primarily for land lease obligations and to update our estimate of the net realizable value of the plant assets as of 31 December 2016. There have been no significant changes to our estimates as of 31 December 2017.
The losses on disposal were recorded as a component of discontinued operations while the liability associated with land lease obligations was recorded in continuing operations. The remaining carrying amount of the accrual in discontinued operations at 31 December 2017 was not material.
Summarized Financial Information of Discontinued Operations
For the three months ended 31 December 2017, the loss from discontinued operations, net of tax, on the consolidated income statements of $1.0 related to ongoing EfW project exit activities and administrative costs.

The following table details the businesses and major line items that comprise income from discontinued operations, net of tax, on the consolidated income statements for the three months ended 31 December 2016:

	Three Months Ended
	31 December 2016
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste(A)	Operations
Sales	$254.8	$—	$254.8
Cost of sales	179.0	6.6	185.6
Selling and administrative	20.4	.2	20.6
Research and development	5.1	—	5.1
Other income (expense), net	(.4)	.3	(.1)
Operating Income (Loss)	49.9	(6.5)	43.4
Equity affiliates’ income	.3	—	.3
Income (Loss) Before Taxes	50.2	(6.5)	43.7
Income tax benefit(B)	(50.5)	(1.1)	(51.6)
Income (Loss) From Operations of Discontinued Operations, net of tax	100.7	(5.4)	95.3
Loss on Disposal, net of tax	—	(47.1)	(47.1)
Income (Loss) From Discontinued Operations, net of tax	100.7	(52.5)	48.2

(A)	The loss from operations of discontinued operations for EfW primarily relates to land lease obligations, administrative costs, and costs incurred for ongoing project exit activities.

(B)
As a result of the expected gain on sale of PMD, we released valuation allowances related to capital loss and net operating loss carryforwards primarily during the first quarter of 2017 that favorably impacted our income tax provision within discontinued operations by approximately $69.

Current assets of discontinued operations on the consolidated balance sheets of $10.2 as of 31 December 2017 and 30 September 2017 relate to the remaining EfW plant and equipment.
Current liabilities of discontinued operations on the consolidated balance sheets of $13.6 and $15.7 as of 31 December 2017 and 30 September 2017, respectively, primarily relate to reserves associated with the disposition of PMD.

4. MATERIALS TECHNOLOGIES SEPARATION
In fiscal year 2017, we completed the separation of the divisions comprising the former Materials Technologies segment. As further discussed below, we completed the separation of the Electronic Materials Division (EMD) through the spin-off of Versum Materials, Inc. (Versum). For information on the disposition of PMD, refer to Note 3, Discontinued Operations.
Spin-off of EMD
On 1 October 2016 (the distribution date), Air Products completed the spin-off of Versum into a separate and independent public company. The spin-off was completed by way of a distribution to Air Products’ stockholders of all of the then issued and outstanding shares of common stock of Versum on the basis of one share of Versum common stock for every two shares of Air Products’ common stock held as of the close of business on 21 September 2016 (the record date for the distribution). Fractional shares of Versum common stock were not distributed to Air Products' common stockholders. Air Products’ stockholders received cash in lieu of fractional shares. The spin-off of Versum was treated as a noncash transaction in the consolidated statements of cash flows in fiscal year 2017. There has been no activity in discontinued operations on the consolidated income statements and no assets or liabilities presented in discontinued operations on the consolidated balance sheets related to EMD for the periods presented.
Business Separation Costs
In connection with the dispositions of EMD and PMD, we incurred net separation costs of $30.2 during the first quarter of fiscal year 2017. The net costs include legal and advisory fees of $32.5, which are reflected on the consolidated income statements as “Business separation costs,” and a pension settlement benefit of $2.3 that is now presented within "Other non-operating income (expense), net" as a result of the adoption of pension guidance at the beginning of fiscal year 2018. Refer to Note 2, New Accounting Guidance, for additional information.
Our income tax provision for the three months ended 31 December 2016 includes additional tax expense of $2.7 related to the separation. No business separation costs were incurred during fiscal year 2018.

5. COST REDUCTION AND ASSET ACTIONS
In the first quarter of fiscal year 2017, we recognized a net expense of $50.0, which included $45.7 from the write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants.
In fiscal year 2017, we recognized a net expense of $151.4. The net expense included a charge of $154.8 for actions taken during fiscal year 2017, partially offset by the favorable settlement of the remaining $3.4 accrued balance associated with business restructuring actions taken in 2015. Asset actions of $88.5 included charges resulting from the write-down of an air separation unit in the Industrial Gases – EMEA segment discussed above, the planned sale of a non-industrial gas hardgoods business in the Industrial Gases – Americas segment, and the closure of a facility in the Corporate and other segment that manufactured liquefied natural gas (LNG) heat exchangers. During fiscal year 2017, severance and other benefits totaled $66.3 and related to the elimination or planned elimination of approximately 625 positions, primarily in the Corporate and other segment and in the Industrial Gases – EMEA segment. The actions in the Corporate and other segment were driven by the reorganization of our engineering, manufacturing, and technology functions. The 2017 charge related to the segments as follows: $39.3 in Industrial Gases – Americas, $77.9 in Industrial Gases – EMEA, $.9 in Industrial Gases – Asia, $2.5 in Industrial Gases – Global, and $34.2 in Corporate and other.
In the first quarter of fiscal year 2018, cash expenditures for severance and other benefits totaled $13.5.
The charges we record for cost reduction and asset actions have been excluded from segment operating income.

The following table summarizes the carrying amount of the accrual for cost reduction and asset actions at 31 December 2017:

	Severance and Other Benefits	Asset Actions/Other	Total
30 September 2016	$12.3	$—	$12.3
2017 Charge	66.3	88.5	154.8
Noncash expenses	—	(84.2)	(84.2)
Amount reflected in pension liability	(2.0)	—	(2.0)
Amount reflected in other noncurrent liabilities	—	(2.2)	(2.2)
Cash expenditures	(35.7)	(1.2)	(36.9)
Currency translation adjustment	(.3)	—	(.3)
30 September 2017	$40.6	$.9	$41.5
Cash expenditures	(13.5)	(.1)	(13.6)
Currency translation adjustment	.2	—	.2
31 December 2017	$27.3	$.8	$28.1

6. BUSINESS COMBINATIONS
During the first quarter of fiscal year 2018, we completed three acquisitions with an aggregate purchase price, net of cash acquired, of $237.1. The largest acquisition consists primarily of three air separation units serving onsite and merchant customers in China. This acquisition is expected to strengthen our position in the region. The results of this business are consolidated within our Industrial Gases – Asia segment.
The first quarter 2018 acquisitions resulted in the recognition of $148.5 of plant and equipment, $53.7 of goodwill, $3.0 of which is deductible for tax purposes, and $53.4 of intangible assets, primarily customer relationships, having a weighted-average useful life of twelve years. The goodwill recognized on the transactions is attributable to expected growth and cost synergies and was primarily recorded in the Industrial Gases – Asia segment.

7. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2017	2017
Finished goods	$135.1	$120.0
Work in process	17.8	15.7
Raw materials, supplies and other	218.6	223.0
Total FIFO cost	$371.5	$358.7
Less: Excess of FIFO cost over LIFO cost	(24.1)	(23.3)
Inventories	$347.4	$335.4

First-in, first-out (FIFO) cost approximates replacement cost.

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2017 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Total
Goodwill, net at 30 September 2017	$163.7	$402.4	$135.2	$20.2	$721.5
Acquisitions	—	17.3	36.4	—	53.7
Currency translation	2.3	10.9	2.5	(.1)	15.6
Goodwill, net at 31 December 2017	$166.0	$430.6	$174.1	$20.1	$790.8

	31 December	30 September
	2017	2017
Goodwill, gross	$1,224.4	$1,138.7
Accumulated impairment losses	(433.6)	(417.2)
Goodwill, net	$790.8	$721.5

We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.
The accumulated impairment losses of $433.6 as of 31 December 2017 are attributable to LASA within the Industrial Gases– Americas segment and include impairment charges recorded in previous years as well as the impacts of currency translation on the losses.

9. FINANCIAL INSTRUMENTS
Currency Price Risk Management
Our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency-denominated transactions and net investments in foreign operations. It is our policy to seek to minimize our cash flow volatility from changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that our cash flows will change in value due to changes in exchange rates and by executing the appropriate strategies necessary to manage such exposures. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2017 is 1.5 years.
Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is Euros and U.S. Dollars.
In addition to the forward exchange contracts that are designated as hedges, we utilize forward exchange contracts that are not designated as hedges. The primary objective of these forward exchange contracts is to protect the value of foreign currency-denominated monetary assets and liabilities, primarily working capital, from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts comprises many different foreign currency pairs, with a profile that changes from time to time depending on business activity and sourcing decisions.

The table below summarizes our outstanding currency price risk management instruments:

	31 December 2017		30 September 2017
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,209.0	.5	$3,150.2	.4
Net investment hedges	674.0	2.8	675.5	3.0
Not designated	390.2	.2	273.8	.1
Total Forward Exchange Contracts	$4,273.2	.8	$4,099.5	.8

In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest included €909.0 million ($1,091.2) at 31 December 2017 and €912.2 million ($1,077.7) at 30 September 2017. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt line item.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 December 2017, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2017				30 September 2017
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$400.0	LIBOR	2.53%	1.6	$600.0	LIBOR	2.28%	1.3
Cross currency interest rate swaps (net investment hedge)	$670.1	3.73%	2.82%	2.6	$539.7	3.27%	2.59%	1.9
Cross currency interest rate swaps (cash flow hedge)	$1,027.8	5.05%	2.82%	2.3	$1,095.7	4.96%	2.78%	2.4
Cross currency interest rate swaps (not designated)	$58.1	3.34%	2.07%	1.3	$41.6	3.28%	2.32%	1.7

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2017	30 September 2017	Balance Sheet Location	31 December 2017	30 September 2017
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$58.6	$81.7	Accrued liabilities	$44.3	$82.0
Interest rate management contracts	Other receivables	7.0	11.1	Accrued liabilities	14.8	10.7
Forward exchange contracts	Other noncurrent assets	23.2	27.1	Other noncurrent liabilities	21.9	13.8
Interest rate management contracts	Other noncurrent assets	79.5	102.6	Other noncurrent liabilities	38.2	22.2
Total Derivatives Designated as Hedging Instruments		$168.3	$222.5		$119.2	$128.7
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$2.4	$1.1	Accrued liabilities	$6.0	$2.2
Interest rate management contracts	Other receivables	—	—	Accrued liabilities	2.7	1.0
Interest rate management contracts	Other noncurrent assets	4.6	4.2	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$7.0	$5.3		$8.7	$3.2
Total Derivatives		$175.3	$227.8		$127.9	$131.9

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 December
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$7.5	$(59.4)	$—	$—	$(17.0)	$49.6	$(9.5)	$(9.8)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	1.0	4.6	—	—	—	—	1.0	4.6
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(17.6)	49.5	—	—	16.4	(28.2)	(1.2)	21.3
Net (gain) loss reclassified from OCI to interest expense (effective portion)	.6	(.8)	—	—	.6	.7	1.2	(.1)
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.2)	(.2)	—	—	—	—	(.2)	(.2)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$(3.2)	$(9.1)	$(3.2)	$(9.1)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$(7.5)	$27.9	$(17.3)	$41.8	$(11.2)	$13.1	$(36.0)	$82.8
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$(1.5)	$2.1	$—	$—	$(1.3)	$.8	$(2.8)	$2.9

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 December 2017 that are expected to be reclassified to earnings in the next twelve months is approximately $14. The balance primarily consists of losses on forward exchange contracts that hedged foreign currency exposures for a sale of equipment project and intercompany loans.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $78.7 as of 31 December 2017 and $34.6 as of 30 September 2017. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $100.6 as of 31 December 2017 and $138.5 as of 30 September 2017. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments primarily include time deposits and treasury securities with original maturities greater than three months and less than one year. The estimated fair value of the short-term investments, which approximates carrying value as of 31 December 2017 and 30 September 2017, was determined using level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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

The carrying values and fair values of financial instruments were as follows:

	31 December 2017		30 September 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$84.2	$84.2	$109.9	$109.9
Interest rate management contracts	91.1	91.1	117.9	117.9
Liabilities
Derivatives
Forward exchange contracts	$72.2	$72.2	$98.0	$98.0
Interest rate management contracts	55.7	55.7	33.9	33.9
Long-term debt, including current portion	3,426.2	3,519.6	3,818.8	3,928.2

The carrying amounts reported in the balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 December 2017				30 September 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$84.2	$—	$84.2	$—	$109.9	$—	$109.9	$—
Interest rate management contracts	91.1	—	91.1	—	117.9	—	117.9	—
Total Assets at Fair Value	$175.3	$—	$175.3	$—	$227.8	$—	$227.8	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$72.2	$—	$72.2	$—	$98.0	$—	$98.0	$—
Interest rate management contracts	55.7	—	55.7	—	33.9	—	33.9	—
Total Liabilities at Fair Value	$127.9	$—	$127.9	$—	$131.9	$—	$131.9	$—

11. RETIREMENT BENEFITS
The components of net periodic benefit cost for the defined benefit pension plans for the three months ended 31 December 2017 and 2016 were as follows:

	Pension Benefits
	2017		2016
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost(A)	$6.4	$6.3	$8.3	$6.7
Interest cost	26.7	9.2	24.9	7.6
Expected return on plan assets	(50.4)	(20.2)	(52.7)	(18.5)
Prior service cost amortization	.4	—	.6	—
Actuarial loss amortization	21.7	10.0	26.1	13.9
Settlements	1.8	—	—	(2.3)
Curtailment	—	—	4.2	(3.1)
Special termination benefits	—	—	1.1	.4
Other	—	.5	—	2.7
Net Periodic Benefit Cost (Total)	$6.6	$5.8	$12.5	$7.4
Less: Discontinued Operations	—	—	(.6)	(.7)
Net Periodic Benefit Cost (Continuing Operations)	$6.6	$5.8	$11.9	$6.7
(A)Includes total service costs from discontinued operations of $1.3 for the three months ended 31 December 2016. There was no discontinued operations activity for the three months ended 31 December 2017.

As noted in Note 2, New Accounting Guidance, we early adopted guidance on the presentation of net periodic pension and postretirement benefit cost during the first quarter of fiscal year 2018. The amendments require that the service cost component of the net periodic benefit cost be presented in the same line items as other compensation costs arising from services rendered by employees during the period. The non-service related costs are presented outside of operating income in "Other non-operating income (expense), net."
Service costs are primarily included in "Cost of sales" and "Selling and administrative" on our consolidated income statements. The costs capitalized in fiscal year 2018 and 2017 were not material.
For the three months ended 31 December 2017 and 2016, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $27.4 and $24.9, respectively. Total contributions for fiscal year 2018 are expected to be approximately $50 to $70. During fiscal year 2017, total contributions were $64.1.

12. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $54 at 31 December 2017) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $54 at 31 December 2017) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2017 and 30 September 2017 included an accrual of $81.4 and $83.6, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $81 to a reasonably possible upper exposure of $95 as of 31 December 2017.
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
PACE
At 31 December 2017, $28.5 of the environmental accrual was related to the Pace facility.
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

We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and have started additional field work to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility. The costs we are incurring under the new Consent Order are consistent with our previous estimates.
PIEDMONT
At 31 December 2017, $16.4 of the environmental accrual was related to the Piedmont site.
On 30 June 2008, we sold our Elkton, Maryland, and Piedmont, South Carolina, production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, we recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. We are required by the South Carolina Department of Health and Environmental Control (SCDHEC) to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. On 13 June 2017, the SCDHEC issued its final approval to the site-wide feasibility study, and with that, we will be moving towards a record of decision for the Piedmont site and into the final remedial design phase of this project. We estimate that it will take until 2019 to complete source area remediation, with groundwater recovery and treatment continuing through 2029. Thereafter, we are expecting this site to go into a state of monitored natural attenuation through 2047. We recognized a pretax expense in 2008 of $24 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.
PASADENA
At 31 December 2017, $12.0 of the environmental accrual was related to the Pasadena site.
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

13. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the three months ended 31 December 2017, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 December 2017, there were 4,627,480 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.
Share-based compensation cost recognized in continuing operations on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2017	2016
Before-tax share-based compensation cost	$11.8	$9.0
Income tax benefit	(3.2)	(3.0)
After-tax share-based compensation cost	$8.6	$6.0

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal year 2018 and 2017 was not material.
Deferred Stock Units
During the three months ended 31 December 2017, we granted 99,130 market-based deferred stock units. The market-based deferred stock units are earned out at the end of a performance period beginning 1 October 2017 and ending 30 September 2020, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $202.47 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	18.7%
Risk-free interest rate	1.9%
Expected dividend yield	2.6%

In addition, during the three months ended 31 December 2017, we granted 125,140 time-based deferred stock units at a weighted average grant-date fair value of $161.49.

14. EQUITY
The following is a summary of the changes in total equity:

	Three Months Ended 31 December
	2017			2016
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$10,086.2	$99.3	$10,185.5	$7,079.6	$133.8	$7,213.4
Net income	154.6	7.1	161.7	299.8	6.6	306.4
Other comprehensive income (loss)	151.8	1.9	153.7	(234.9)	(3.1)	(238.0)
Dividends on common stock (per share $0.95, $0.86)	(208.0)	—	(208.0)	(187.1)	—	(187.1)
Dividends to noncontrolling interests	—	(7.7)	(7.7)	—	(4.2)	(4.2)
Share-based compensation	11.1	—	11.1	9.0	—	9.0
Treasury shares for stock option and award plans	19.9	—	19.9	(.3)	—	(.3)
Spin-off of Versum	—	—	—	186.5	(33.9)	152.6
Cumulative change in accounting principle	—	—	—	8.8	—	8.8
Other equity transactions	(.3)	5.3	5.0	.1	.4	.5
Balance at 31 December	$10,215.3	$105.9	$10,321.2	$7,161.5	$99.6	$7,261.1

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three months ended 31 December 2017:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2017	$(53.1)	$(787.1)	$(1,007.2)	$(1,847.4)
Other comprehensive income (loss) before reclassifications	(9.5)	136.4	—	126.9
Amounts reclassified from AOCL	.8	3.1	22.9	26.8
Net current period other comprehensive income (loss)	(8.7)	139.5	22.9	153.7
Amount attributable to noncontrolling interests	—	1.9	—	1.9
Balance at 31 December 2017	$(61.8)	$(649.5)	$(984.3)	$(1,695.6)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2017	2016
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$1.0	$4.6
Other income (expense), net	(1.4)	21.1
Interest expense	1.2	(.1)
Total (Gain) Loss on Cash Flow Hedges, net of tax	$.8	$25.6
Currency Translation Adjustment(A)	$3.1	$—
Pension and Postretirement Benefits, net of tax(B)	$22.9	$27.4

(A)	The impact is reflected in "Cost of sales" and relates to an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment.

(B)
The components of net periodic benefit cost reclassified out of accumulated other comprehensive loss include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	31 December
	2017	2016
Numerator
Income from continuing operations	$155.6	$251.6
Income (Loss) from discontinued operations	(1.0)	48.2
Net Income Attributable to Air Products	$154.6	$299.8
Denominator (in millions)
Weighted average common shares — Basic	218.9	217.7
Effect of dilutive securities
Employee stock option and other award plans	1.5	2.0
Weighted average common shares — Diluted	220.4	219.7
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$.71	$1.16
Income from discontinued operations	—	.22
Net Income Attributable to Air Products	$.71	$1.38
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$.70	$1.15
Income from discontinued operations	—	.22
Net Income Attributable to Air Products	$.70	$1.37

Outstanding share-based awards of .1 million and .2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2017 and 2016, respectively.

17. INCOME TAXES

U.S. Tax Cuts and Jobs Act ("the Act")
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (“the Act”) which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Act, our consolidated income statements reflect a net expense of $239.0 in the first quarter of fiscal year 2018. This includes an expense of $453.0 for the cost of the deemed repatriation tax and adjustments to the future cost of repatriation from foreign investments. This expense impacted our income tax provision by $420.5 and equity affiliate income by $32.5 for future costs of repatriation that will be borne by an equity affiliate. In addition, the income tax provision was benefited by $214.0 primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate.
The $420.5 adjustment recorded in the first quarter reflects a deemed repatriation tax of $364.1 that is payable over eight years and $56.4 resulting primarily from withholding taxes that were established for repatriation of foreign earnings and other impacts of the Act. We expect to apply $53.8 of existing foreign tax credits towards the $364.1 deemed repatriation tax. Of the remaining $310.3 obligation, $296.6 is recorded on our consolidated balance sheets in noncurrent liabilities.

We are reporting the impacts of the Act provisionally based upon reasonable estimates. The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, the final cash balances for fiscal year 2018, further book to U.S. tax adjustments for the earnings of foreign entities, the issuance of additional guidance, as well as our ongoing analysis of the Act.
As a fiscal year-end taxpayer, certain provisions of the Act become effective in our fiscal year 2018 while other provisions do not become effective until fiscal year 2019. The corporate tax rate reduction is effective as of 1 January 2018 and, accordingly, reduces our 2018 fiscal year U.S. federal statutory rate to a blended rate of approximately 24.5%.
Primarily due to the impact of the Act, our effective tax rate was 64.2% for our first quarter ended 31 December 2017.
Cash Paid for Taxes (Net of Cash Refunds)
On a total company basis, income tax payments, net of refunds, were $61.0 and $96.7 for the three months ended 31 December 2017 and 2016, respectively.

18. BUSINESS SEGMENT INFORMATION
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
Our reporting segments are:

•	Industrial Gases – Americas

•	Industrial Gases – EMEA (Europe, Middle East, and Africa)

•	Industrial Gases – Asia

•	Industrial Gases – Global

•	Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Three Months Ended 31 December 2017
Sales	$909.8	$515.9	$643.6	$133.0	$14.3	$2,216.6
Operating income (loss)	217.2	104.5	175.5	9.5	(46.0)	460.7
Depreciation and amortization	117.8	49.1	56.8	1.6	2.6	227.9
Equity affiliates' income	18.6	13.1	14.2	.4	—	46.3
Three Months Ended 31 December 2016
Sales	$863.9	$399.7	$438.3	$147.9	$32.7	$1,882.5
Operating income (loss)	223.3	90.0	118.4	8.2	(29.1)	410.8
Depreciation and amortization	111.8	42.2	46.7	2.0	3.4	206.1
Equity affiliates' income	14.7	9.5	13.5	.3	—	38.0

Total Assets
31 December 2017	$5,878.6	$3,378.5	$4,592.3	$285.5	$4,063.7	$18,198.6
30 September 2017	5,840.8	3,276.1	4,412.1	279.6	4,648.4	18,457.0

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three months ended 31 December 2017 and 2016, the Industrial Gases – Global segment had intersegment sales of $61.9 and $61.0, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments is generally transferred at cost and not reflected as an intersegment sale.

In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25%-owned joint venture for Saudi Aramco's Jazan oil refinery and power plant in Saudi Arabia. Sales related to this contract are included in the results of our Industrial Gases – Global segment and were approximately $90 and $110 during the three months ended 31 December 2017 and 2016, respectively.
Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended
	31 December
Operating Income	2017	2016
Segment total	$460.7	$410.8
Business separation costs	—	(32.5)
Cost reduction and asset actions	—	(50.0)
Consolidated Total	$460.7	$328.3

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended
	31 December
Equity Affiliates' Income	2017	2016
Segment total	$46.3	$38.0
Tax reform repatriation - equity method investment(A)	(32.5)	—
Consolidated Total	$13.8	$38.0

(A)	For additional information on the impact of the U.S. Tax Cuts and Jobs Act, including our equity affiliate impact, refer to Note 17, Income Taxes.
Below is a reconciliation of segment total assets to consolidated total assets:

	31 December	30 September
Total Assets	2017	2017
Segment total	$18,198.6	$18,457.0
Discontinued operations	10.2	10.2
Consolidated Total	$18,208.8	$18,467.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2017 Form 10-K. An analysis of results for the first quarter of fiscal year 2018 is provided in this Management’s Discussion and Analysis.
The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this report. Unless otherwise indicated, financial information is presented on a continuing operations basis. All comparisons in the discussion are to the corresponding prior year, unless otherwise stated. All amounts presented are in accordance with U.S. generally accepted accounting principles (GAAP), except as noted. All amounts are presented in millions of dollars, except for per share data, unless otherwise indicated.
Captions such as income from continuing operations attributable to Air Products, net income attributable to Air Products, and diluted earnings per share attributable to Air Products are simply referred to as “income from continuing operations,” “net income,” and “diluted earnings per share (EPS)” throughout this Management’s Discussion and Analysis, unless otherwise stated.
The discussion of results that follows includes comparisons to certain non-GAAP ("adjusted") financial measures. The presentation of non-GAAP measures is intended to provide investors, potential investors, securities analysts, and others with useful supplemental information to evaluate the performance of the business because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliations of reported GAAP results to non‑GAAP measures are presented on pages 36-39. Descriptions of the excluded items appear on pages 31 and 32.

FIRST QUARTER 2018 VS. FIRST QUARTER 2017
FIRST QUARTER 2018 IN SUMMARY

•
Sales of $2,216.6 increased 18%, or $334.1, from underlying sales growth of 15% and favorable currency impacts of 3%. Underlying sales increased primarily from higher volumes across the regional industrial gases businesses driven by an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment, new project onstreams, and base business growth.

•
Operating income of $460.7 increased 40%, or $132.4, and operating margin of 20.8% increased 340 basis points (bp). On a non-GAAP basis, operating income of $460.7 increased 12%, or $49.9, and operating margin of 20.8% decreased 100 bp.

•
Income from continuing operations of $155.6 decreased 38%, or $96.0, and diluted earnings per share of $.70 decreased 39%, or $.45. On a non-GAAP basis, income from continuing operations of $394.6 increased 23%, or $72.6, and diluted earnings per share of $1.79 increased 22%, or $.32. A summary table of changes in diluted earnings per share is presented below.

•	Adjusted EBITDA of $734.9 increased 12%, or $80.0. Adjusted EBITDA margin of 33.2% decreased 160 bp.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended
	31 December		Increase
	2017	2016	(Decrease)
Diluted Earnings per Share
Net income	$.70	$1.37	$(.67)
Income from discontinued operations	—	.22	(.22)
Income from Continuing Operations – GAAP Basis	$.70	$1.15	$(.45)
Operating Income Impact (after-tax)
Underlying business
Volume			$.19
Price/raw materials			.08
Costs			(.15)
Currency			.06
Business separation costs			.12
Cost reduction and asset actions			.19
Total Operating Income Impact (after-tax)			$.49
Other Impact (after-tax)
Equity affiliates' income			$.03
Other non-operating income (expense), net			.04
Income tax			.08
Tax reform repatriation			(2.06)
Tax reform rate change and other			.97
Tax costs associated with business separation			.01
Weighted average diluted shares			(.01)
Total Other Impact (after-tax)			$(.94)
Total Change in Diluted Earnings per Share from Continuing Operations – GAAP Basis			$(.45)

	Three Months Ended
	31 December		Increase
	2017	2016	(Decrease)
Income from Continuing Operations – GAAP Basis	$.70	$1.15	$(.45)
Business separation costs	—	.12	(.12)
Tax costs associated with business separation	—	.01	(.01)
Cost reduction and asset actions	—	.19	(.19)
Tax reform repatriation	2.06	—	2.06
Tax reform rate change and other	(.97)	—	(.97)
Income from Continuing Operations – Non-GAAP Basis	$1.79	$1.47	$.32

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 December
	2017	2016	$ Change	Change
Sales	$2,216.6	$1,882.5	$334.1	18%
Operating income	460.7	328.3	132.4	40%
Operating margin	20.8%	17.4%		340 bp
Equity affiliates’ income	13.8	38.0	(24.2)	(64)%
Income from continuing operations	155.6	251.6	(96.0)	(38)%
Non-GAAP Basis
Adjusted EBITDA	$734.9	$654.9	$80.0	12%
Adjusted EBITDA margin	33.2%	34.8%		(160 bp)
Adjusted operating income	460.7	410.8	49.9	12%
Adjusted operating margin	20.8%	21.8%		(100 bp)
Adjusted equity affiliates' income	46.3	38.0	8.3	22%
Sales

% Change from Prior Year
Underlying business
Volume	13%
Price	2%
Energy and natural gas cost pass-through	—%
Currency	3%
Total Consolidated Change	18%
Sales of $2,216.6 increased 18%, or $334.1. Underlying sales increased 15% from higher volumes of 13% and higher pricing of 2%. Volumes were higher across all regional Industrial Gases segments driven by an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment, new project onstreams in the Industrial Gases – Asia and EMEA segments, and base business growth. The pricing improvement was attributable to the Industrial Gases – Asia segment. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Euro, the British Pound Sterling, and the Chinese Renminbi, increased sales by 3%.
Operating Income and Margin
Operating income of $460.7 increased 40%, or $132.4, due to favorable volumes of $52, lower cost reduction and asset actions of $50, lower business separation costs of $33, favorable pricing, net of energy, fuel, and raw material costs, of $22, and favorable currency impacts of $16, partially offset by unfavorable net operating costs of $41. Net operating costs were higher primarily due to higher planned maintenance costs. Operating margin of 20.8% increased 340 bp, primarily due to lower cost reduction and asset actions and lower business separation costs, partially offset by higher operating costs.
On a non-GAAP basis, adjusted operating income of $460.7 increased 12%, or $49.9, primarily due to higher volumes, favorable pricing, and favorable currency impacts, partially offset by unfavorable net operating costs. Adjusted operating margin of 20.8% decreased 100 bp as higher costs were partially offset by favorable pricing.

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
Adjusted EBITDA of $734.9 increased 12%, or $80.0, primarily due to higher volumes and favorable pricing. Adjusted EBITDA margin of 33.2% decreased 160 bp, primarily due to the impact of an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment of 90 bp, a new hydrogen plant in India of 40 bp, and higher planned maintenance costs of 30 bp.
Equity Affiliates' Income
Equity affiliates' income of $13.8 decreased $24.2 and includes $32.5 resulting from the U.S. Tax Cuts and Jobs Act. Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information. On a non-GAAP basis, equity affiliates' income of $46.3 increased 22%, or $8.3, primarily driven by Industrial Gases – Americas and Industrial Gases – EMEA affiliates.
Cost of Sales and Gross Margin
Cost of sales of $1,571.8 increased $255.1, or 19%, due to higher costs attributable to sales volumes of $183, unfavorable currency impacts of $36, higher other costs of $28, and higher energy and natural gas cost pass-through to customers of $8. Gross margin of 29.1% decreased 100 bp, primarily due to unfavorable costs, partially offset by favorable currency.
Selling and Administrative Expense
Selling and administrative expense of $191.6 increased $26.9, primarily driven by unfavorable currency impacts and other higher costs. Selling and administrative expense, as a percent of sales, decreased from 8.7% to 8.6%.
Research and Development
Research and development expense of $14.6 decreased $.4. Research and development expense, as a percent of sales, decreased from .8% to .7%.
Business Separation Costs
With the disposition of the two divisions comprising the former Materials Technologies segment complete, no business separation costs were incurred during the first quarter of fiscal year 2018. Refer to Note 3, Discontinued Operations, and Note 4, Materials Technologies Separation, to the consolidated financial statements for additional information regarding the dispositions.
For the three months ended 31 December 2016, we incurred legal and advisory fees related to the dispositions of $32.5 ($26.5 after-tax, or $.12 per share). Our income tax provision for the three months ended 31 December 2016 includes additional tax expense of $2.7 ($.01 per share) related to the separation.
Cost Reduction and Asset Actions
For the three months ended 31 December 2016, we recognized a net expense of $50.0 ($41.2 after-tax, or $.19 per share), which included $45.7 from the write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants. Refer to Note 5, Cost Reduction and Asset Actions, to the consolidated financial statements for additional details. There were no charges recorded for cost reduction and asset actions for the three months ended 31 December 2017.
Other Income (Expense), Net
Other income (expense), net of $22.1 decreased $2.6, primarily due to lower sales of assets and investments.

Interest Expense

	Three Months Ended
	31 December
	2017	2016
Interest incurred	$32.6	$35.8
Less: capitalized interest	2.8	6.3
Interest expense	$29.8	$29.5
Interest incurred decreased $3.2 as the impact from a lower average debt balance of $8 was partially offset by the impact from a higher average interest rate on the debt portfolio of $5. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net of $9.8 primarily resulted from interest income on cash and cash items. In 2017, interest income was not material and was presented on our consolidated income statements within "Other income (expense), net."
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 64.2% and 23.3% in the first quarter of 2018 and 2017, respectively. The current year rate was higher primarily due to the enactment of the U.S. Tax Cuts and Jobs Act ("the Act"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21% that is effective 1 January 2018, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Act, our income tax provision reflects a net income tax expense of $206.5. This included a deemed repatriation tax on accumulated unremitted foreign earnings and adjustments to the future cost of repatriation from foreign investments of $420.5, offset by a benefit of $214.0 primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate. Additionally, the current year effective tax rate benefited from a lower U.S. federal statutory rate under the Act.
On a non-GAAP basis, the effective tax rate decreased from 21.2% in 2017 to 17.5% in 2018. We estimate that the Act reduced our non-GAAP effective tax rate by approximately 2.6% for the three months ended 31 December 2017. The tax rate for the current year was also reduced by a higher tax benefit from share-based compensation and from the mix of income earned in countries with lower statutory tax rates.
We are reporting the impacts of the Act provisionally based upon reasonable estimates.  The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, the final cash balances for fiscal year 2018, further book to U.S. tax adjustments for the earnings of foreign entities, the issuance of additional guidance, as well as our ongoing analysis of the Act.
At this time, we do not anticipate a significant change in our full-year rate in fiscal year 2019 versus our estimated fiscal year 2018 full-year rate of 20.0% to 21.0% (after one-time adjustments) related to provisions of the Act.
Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information.
Discontinued Operations
The results of our former Performance Materials Division (PMD) and Energy-from-Waste (EfW) segment are reflected in our consolidated financial statements as discontinued operations for all periods presented. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.

Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	31 December
	2017	2016	$ Change	% Change
Sales	$909.8	$863.9	$45.9	5%
Operating income	217.2	223.3	(6.1)	(3)%
Operating margin	23.9%	25.8%		(190 bp)
Equity affiliates’ income	18.6	14.7	3.9	27%
Adjusted EBITDA	353.6	349.8	3.8	1%
Adjusted EBITDA margin	38.9%	40.5%		(160 bp)
Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	5%
Price	—%
Energy and natural gas cost pass-through	(1)%
Currency	1%
Total Industrial Gases – Americas Sales Change	5%
Underlying sales were up 5% from higher volumes as pricing was flat. The higher volumes were primarily due to higher hydrogen volumes in the Gulf Coast. Lower energy and natural gas cost pass-through to customers of 1% was offset by favorable currency impacts of 1%.
Industrial Gases – Americas Operating Income and Margin
Operating income of $217.2 decreased 3%, or $6.1, primarily due to higher costs of $15, partially offset by favorable volumes of $8 and favorable currency impacts of $2. The higher costs primarily included higher planned maintenance costs. Operating margin of 23.9% decreased 190 bp, primarily due to higher costs.
Industrial Gases – Americas Equity Affiliates’ Income
Equity affiliates’ income of $18.6 increased $3.9 due to favorable currency and volume growth.
Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended
	31 December
	2017	2016	$ Change	% Change
Sales	$515.9	$399.7	$116.2	29%
Operating income	104.5	90.0	14.5	16%
Operating margin	20.3%	22.5%		(220 bp)
Equity affiliates’ income	13.1	9.5	3.6	38%
Adjusted EBITDA	166.7	141.7	25.0	18%
Adjusted EBITDA margin	32.3%	35.5%		(320 bp)

Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	17%
Price	—%
Energy and natural gas cost pass-through	3%
Currency	9%
Total Industrial Gases – EMEA Sales Change	29%
Underlying sales were up 17% from higher volumes, primarily due to a new hydrogen plant in India. Higher merchant volumes increased sales by 3%. Pricing was flat versus the prior year. Higher energy and natural gas cost pass-through to customers increased sales by 3%. Favorable currency impacts, primarily from the Euro and British Pound Sterling, increased sales by 9%.
Industrial Gases – EMEA Operating Income and Margin
Operating income of $104.5 increased 16%, or $14.5, due to higher new plant and base business volumes of $11 and favorable currency impacts of $8, partially offset by higher costs of $3 and lower price, net of power costs, of $1. Operating margin of 20.3% decreased 220 bp, primarily due to lower margins on the new hydrogen volumes in India and higher energy and natural gas cost pass‑through to customers.
Industrial Gases – EMEA Equity Affiliates’ Income
Equity affiliates’ income of $13.1 increased $3.6 due to favorable currency and volume growth.
Industrial Gases – Asia

	Three Months Ended
	31 December
	2017	2016	$ Change	% Change
Sales	$643.6	$438.3	$205.3	47%
Operating income	175.5	118.4	57.1	48%
Operating margin	27.3%	27.0%		30 bp
Equity affiliates’ income	14.2	13.5	.7	5%
Adjusted EBITDA	246.5	178.6	67.9	38%
Adjusted EBITDA margin	38.3%	40.7%		(240 bp)
Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	36%
Price	7%
Energy and natural gas cost pass-through	—%
Currency	4%
Total Industrial Gases – Asia Sales Change	47%
Underlying sales were up 43% from higher volumes of 36% and higher pricing of 7%. The volume increase included 28% from an equipment sale resulting from the termination of a contract and 8% primarily from new plant onstreams and higher merchant volumes. Merchant pricing improved across Asia driven primarily by China. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Chinese Renminbi, South Korean Won, and Taiwan Dollar, increased sales by 4%.

Industrial Gases – Asia Operating Income and Margin
Operating income of $175.5 increased 48%, or $57.1, due to the equipment sale and merchant volumes of $40, favorable price, net of power costs, of $23, and a favorable currency impact of $5, partially offset by higher operating costs of $11. Operating margin of 27.3% increased 30 bp as higher volumes and favorable price, net of power costs, were mostly offset by the dilutive impact of the equipment sale and unfavorable cost performance.
Industrial Gases – Asia Equity Affiliates’ Income
Equity affiliates’ income of $14.2 increased $.7.
Industrial Gases – Global

	Three Months Ended
	31 December
	2017	2016	$ Change	% Change
Sales	$133.0	$147.9	$(14.9)	(10)%
Operating income	9.5	8.2	1.3	16%
Adjusted EBITDA	11.5	10.5	1.0	10%
Industrial Gases – Global Sales and Operating Income
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.
Sales of $133.0 decreased $14.9, or 10%. The decrease in sales was primarily driven by lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia.
Operating income of $9.5 increased $1.3.
Corporate and other
In addition to our liquefied natural gas (LNG) and helium storage and distribution sale of equipment businesses, the results of the Corporate and other segment include stranded costs related to the former Materials Technologies segment as discontinued operations. These stranded costs primarily relate to costs in support of transition services agreements with Versum and Evonik, the majority of which are reimbursed to Air Products. All transition services for Evonik were completed during the first quarter of fiscal year 2018, and we expect all transition services for Versum to end in the second quarter of fiscal year 2018.
We will continue to take actions to reduce the costs after completion of these services.

	Three Months Ended
	31 December
	2017	2016	$ Change	% Change
Sales	$14.3	$32.7	$(18.4)	(56)%
Operating loss	(46.0)	(29.1)	(16.9)	(58)%
Adjusted EBITDA	(43.4)	(25.7)	(17.7)	(69)%
Corporate and other Sales and Operating Loss
Sales of $14.3 decreased $18.4, primarily due to lower LNG project activity. We expect delays in new LNG project orders due to continued oversupply of LNG in the market. Operating loss of $46.0 increased $16.9 due to lower LNG activity.

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
In many cases, our non-GAAP measures are determined by adjusting the most directly comparable GAAP financial measure to exclude certain disclosed items (“non-GAAP adjustments”) that we believe are not representative of the underlying business performance. For example, Air Products restructured the Company to focus on its core Industrial Gases business. This had resulted in significant cost reduction and asset actions that we believe were important for investors to understand separately from the performance of the underlying business. The reader should be aware that we may incur similar expenses in the future. The tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense impact of the transactions and is impacted primarily by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. Investors should also consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another.
During the first quarter of fiscal year 2018, we adopted accounting guidance on the presentation of net periodic pension and postretirement benefit cost. Certain prior year information has been reclassified to conform to the fiscal year 2018 presentation. Refer to Note 2, New Accounting Guidance, to the consolidated financial statements for additional information.
Presented below are reconciliations of the reported GAAP results to the non-GAAP measures for the first quarter of fiscal year 2018 and 2017:
CONSOLIDATED RESULTS

	Continuing Operations
Q1 2018 vs. Q1 2017	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2018 GAAP	$460.7	20.8%		$13.8	$291.8	$155.6	$.70
2017 GAAP	328.3	17.4%		38.0	78.4	251.6	1.15
Change GAAP	$132.4	340	bp	$(24.2)	$213.4	$(96.0)	$(.45)
% Change GAAP	40%			(64)%	272%	(38)%	(39)%
2018 GAAP	$460.7	20.8%		$13.8	$291.8	$155.6	$.70
Tax reform repatriation(B)	—	—%		32.5	(420.5)	453.0	2.06
Tax reform rate change and other(B)	—	—%		—	214.0	(214.0)	(.97)
2018 Non-GAAP Measure	$460.7	20.8%		$46.3	$85.3	$394.6	$1.79
2017 GAAP	$328.3	17.4%		$38.0	$78.4	$251.6	$1.15
Business separation costs	32.5	1.7%		—	3.7	26.5	.12
Tax costs associated with business separation	—	—%		—	(2.7)	2.7	.01
Cost reduction and asset actions	50.0	2.7%		—	8.8	41.2	.19
2017 Non-GAAP Measure	$410.8	21.8%		$38.0	$88.2	$322.0	$1.47
Change Non-GAAP Measure	$49.9	(100	)bp	$8.3	$(2.9)	$72.6	$.32
% Change Non-GAAP Measure	12%			22%	(3)%	23%	22%

(A)	Operating margin is calculated by dividing operating income by sales.

(B)	For additional information on the impact of the U.S. Tax Cuts and Jobs Act, including our equity affiliate impact, refer to Note 17, Income Taxes.

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
Below is a reconciliation of Income from Continuing Operations on a GAAP basis to Adjusted EBITDA:

	Three Months Ended
	31 December
	2017	2016
Income from Continuing Operations(A)	$162.7	$258.2
Add: Interest expense	29.8	29.5
Less: Other non-operating income (expense), net	9.8	(.2)
Add: Income tax provision(B)	291.8	78.4
Add: Depreciation and amortization	227.9	206.1
Add: Business separation costs	—	32.5
Add: Cost reduction and asset actions	—	50.0
Add: Tax reform repatriation - equity method investment(B)	32.5	—
Adjusted EBITDA	$734.9	$654.9
Change GAAP
Income from continuing operations change	$(95.5)
Income from continuing operations % change	(37)%
Change Non-GAAP
Adjusted EBITDA change	$80.0
Adjusted EBITDA % change	12%

(A)	Includes net income attributable to noncontrolling interests.

(B)	For additional information on the impact of the U.S. Tax Cuts and Jobs Act, including our equity affiliate impact, refer to Note 17, Income Taxes, to the consolidated financial statements.

Below is a reconciliation of segment operating income to Adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Three Months Ended 31 December 2017
Operating income (loss)	$217.2		$104.5		$175.5		$9.5	$(46.0)	$460.7
Operating margin	23.9%		20.3%		27.3%				20.8%
Three Months Ended 31 December 2016
Operating income (loss)	$223.3		$90.0		$118.4		$8.2	$(29.1)	$410.8
Operating margin	25.8%		22.5%		27.0%				21.8%
Operating income (loss) change	$(6.1)		$14.5		$57.1		$1.3	$(16.9)	$49.9
Operating income (loss) % change	(3)%		16%		48%		16%	(58)%	12%
Operating margin change	(190	) bp	(220	) bp	30	bp			(100	) bp
NON-GAAP MEASURE
Three Months Ended 31 December 2017
Operating income (loss)	$217.2		$104.5		$175.5		$9.5	$(46.0)	$460.7
Add: Depreciation and amortization	117.8		49.1		56.8		1.6	2.6	227.9
Add: Equity affiliates' income	18.6		13.1		14.2		.4	—	46.3
Adjusted EBITDA	$353.6		$166.7		$246.5		$11.5	$(43.4)	$734.9
Adjusted EBITDA margin	38.9%		32.3%		38.3%				33.2%
Three Months Ended 31 December 2016
Operating income (loss)	$223.3		$90.0		$118.4		$8.2	$(29.1)	$410.8
Add: Depreciation and amortization	111.8		42.2		46.7		2.0	3.4	206.1
Add: Equity affiliates' income	14.7		9.5		13.5		.3	—	38.0
Adjusted EBITDA	$349.8		$141.7		$178.6		$10.5	$(25.7)	$654.9
Adjusted EBITDA margin	40.5%		35.5%		40.7%				34.8%
Adjusted EBITDA change	$3.8		$25.0		$67.9		$1.0	$(17.7)	$80.0
Adjusted EBITDA % change	1%		18%		38%		10%	(69)%	12%
Adjusted EBITDA margin change	(160	) bp	(320	) bp	(240	) bp			(160	) bp

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended
	31 December
Operating Income	2017	2016
Segment total	$460.7	$410.8
Business separation costs	—	(32.5)
Cost reduction and asset actions	—	(50.0)
Consolidated Total	$460.7	$328.3

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended
	31 December
Equity Affiliates' Income	2017	2016
Segment total	$46.3	$38.0
Tax reform repatriation - equity method investment(A)	(32.5)	—
Consolidated Total	$13.8	$38.0

(A)	For additional information on the impact of the U.S. Tax Cuts and Jobs Act, including our equity affiliate impact, refer to Note 17, Income Taxes, to the consolidated financial statements.

INCOME TAXES
The tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense impact of the transactions and is impacted primarily by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. For additional discussion on the impacts of the U.S. Tax Cuts and Jobs Act, refer to Note 17, Income Taxes, to the consolidated financial statements.

	Effective Tax Rate
	Three Months Ended 31 December
	2017	2016
Income Tax Provision—GAAP	$291.8	$78.4
Income From Continuing Operations Before Taxes—GAAP	$454.5	$336.6
Effective Tax Rate—GAAP	64.2%	23.3%
Income Tax Provision—GAAP	$291.8	$78.4
Business separation costs	—	3.7
Tax costs associated with business separation	—	(2.7)
Cost reduction and asset actions	—	8.8
Tax reform repatriation	(420.5)	—
Tax reform rate change and other	214.0	—
Income Tax Provision—Non-GAAP Measure	$85.3	$88.2
Income From Continuing Operations Before Taxes—GAAP	$454.5	$336.6
Business separation costs	—	30.2
Cost reduction and asset actions	—	50.0
Tax reform repatriation - equity method investment	32.5	—
Income From Continuing Operations Before Taxes—Non-GAAP Measure	$487.0	$416.8
Effective Tax Rate—Non-GAAP Measure	17.5%	21.2%

PENSION BENEFITS
As noted in Note 2, New Accounting Guidance, to the consolidated financial statements, we early adopted guidance on the presentation of net periodic pension and postretirement benefit cost during the first quarter of fiscal year 2018. The amendments require that the service cost component of the net periodic benefit cost be presented in the same line items as other compensation costs arising from services rendered by employees during the period. The non-service related costs are presented outside of operating income in "Other non-operating income (expense), net."
For the three months ended 31 December 2017 and 2016, total net periodic pension cost was $12.4 and $18.6, respectively. We recognized service-related costs of $13.2 and $19.0, respectively, on our consolidated income statements within operating income of continuing operations. The non-service benefits of $.8 and $.4 were included in "Other non-operating income (expense), net" for the three months ended 31 December 2017 and 2016, respectively. The decrease in pension expense in fiscal year 2018 results from lower loss amortization primarily due to favorable asset experience and the effects of the disposition of the former Materials Technologies segment. The costs capitalized in fiscal year 2018 and 2017 were not material.
For the three months ended 31 December 2017 and 2016, we recognized a pension settlement loss of $1.8 and a gain of $2.3, respectively, in "Other non-operating income (expense), net" on our consolidated income statements to accelerate recognition of a portion of actuarial gains and losses deferred in accumulated other comprehensive loss. The pension settlement loss in fiscal year 2018 was associated with the U.S. Supplementary Pension Plan. The pension settlement gain in fiscal year 2017 resulted from the disposition of the former Materials Technologies segment. We expect total pension settlement losses of approximately $5 in fiscal year 2018.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2017 and 2016, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $27.4 and $24.9, respectively. Total contributions for fiscal 2018 are expected to be approximately $50 to $70. During fiscal 2017, total contributions were $64.1.
Refer to Note 11, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.
LIQUIDITY AND CAPITAL RESOURCES
We have consistent access to commercial paper markets, and our cash balance and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 31 December 2017, we had $1,396.9 of foreign cash and cash items compared to total cash and cash items of $2,722.6. As a result of the U.S. tax reform, we currently do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon subsequent repatriation to the United States. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes.
Operating Activities
For the first three months of 2018, cash provided by operating activities was $564.1. Income from continuing operations of $155.6 was adjusted for items including depreciation and amortization, deferred income taxes, impacts from the U.S. Tax Cuts and Jobs Act, undistributed earnings of unconsolidated affiliates, share-based compensation, and noncurrent capital lease receivables. The tax reform repatriation adjustment of $310.3 represents our obligation for the deemed repatriation tax resulting from U.S. tax reform and is payable over a period of eight years. Undistributed earnings of unconsolidated affiliates includes $32.5 of expense resulting from the U.S. Tax Cuts and Jobs Act. See Note 17, Income Taxes, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $126.8, primarily driven by $113.5 from payables and accrued liabilities and $34.2 from trade receivables. The use of cash in payables and accrued liabilities included a $39.3 decrease in accrued incentive compensation due to payments on the 2017 plan and $13.5 of severance actions.
For the first three months of 2017, cash provided by operating activities was $574.3. Income from continuing operations of $251.6 included the noncash write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to one of the Energy-from-Waste plants. Other adjustments included depreciation and amortization, deferred income taxes, share-based compensation, noncurrent capital lease receivables, and undistributed earnings of unconsolidated affiliates. The working capital accounts were a source of cash of $64.4, which was primarily driven by a decrease in trade receivables of $42.3 and other working capital of $31.6. The decrease in trade receivables includes collections from our joint venture in Jazan, Saudi Arabia. The source of cash from other working capital was primarily due to a decrease in prepaid income taxes.
We estimate that cash paid for taxes, net of refunds, on a continuing operations basis were $61.0 and $79.7 for the three months ended 31 December 2017 and 2016, respectively.

Investing Activities
For the first three months of 2018, cash used for investing activities was $484.9. Capital expenditures for plant and equipment were $256.6. We completed three acquisitions with an aggregate purchase price, net of cash acquired, of $237.1. See Note 6, Business Combinations, to the consolidated financial statements for further details.
For the first three months of 2017, cash used for investing activities was $238.1, primarily driven by capital expenditures for plant and equipment of $239.2.
Capital expenditures are detailed in the table below:

	Three Months Ended
	31 December
	2017	2016
Additions to plant and equipment	$256.6	$239.2
Acquisitions, less cash acquired	237.1	—
Investment in and advances to unconsolidated affiliates	—	8.8
Capital expenditures on a GAAP basis	$493.7	$248.0
Capital lease expenditures(A)	6.4	4.0
Capital expenditures on a Non-GAAP basis	$500.1	$252.0

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

We expect capital expenditures of approximately $1,200 to $1,400 on a GAAP and non-GAAP basis in fiscal year 2018. This range excludes possible acquisitions and our previously announced agreement to form a joint venture, Air Products Lu’an (Changzhi) Co., Ltd., with Lu’An Clean Energy Company.
Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technologies that are under firm contracts. The sales backlog for the Company at 31 December 2017 was $405, compared to $481 at 30 September 2017.
Financing Activities
For the first three months of 2018, cash used for financing activities was $641.1. This consisted primarily of repayment on long-term debt of $408.6, dividend payments to shareholders of $207.5, and repayments of commercial paper and short-term borrowings of $40.7. Payments on long-term debt primarily related to the repayment of a 1.2% U.S. Senior Note of $400.0 that matured on 16 October 2017.
For the first three months of 2017, cash used for financing activities was $974.5. This consisted primarily of repayments of commercial paper and short-term borrowings of $772.2 and dividend payments of $186.9.
Financing and Capital Structure
Capital needs were satisfied primarily with cash from operations. Total debt at 31 December 2017 and 30 September 2017, expressed as a percentage of total capitalization (total debt plus total equity), was 25.4% and 28.0%, respectively. Total debt decreased from $3,962.8 at 30 September 2017 to $3,513.3 at 31 December 2017 primarily due to the repayment of the 1.2% U.S. Senior Note.
On 31 March 2017, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2017 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. The 2017 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2017 Credit Agreement as of 31 December 2017.
Commitments totaling $16.0 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 31 December 2017.
As of 31 December 2017, we were in compliance with all of the financial and other covenants under our debt agreements.

On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first three months of fiscal year 2018, we did not purchase any of our outstanding shares. At 31 December 2017, $485.3 in share repurchase authorization remained.
Dividends
On 25 January 2018, the Board of Directors declared the second quarter dividend of $1.10 per share. The dividend is payable on 14 May 2018 to shareholders of record at the close of business on 2 April 2018.
CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. As discussed in Note 17, Income Taxes, to the consolidated financial statements, our income tax provision includes an expense for a deemed repatriation tax on unremitted foreign earnings resulting from the U.S. Tax Cuts and Jobs Act that was enacted during the first quarter of fiscal year 2018. Of the expense, $297 is recorded in noncurrent liabilities and will be paid over eight years beginning in fiscal year 2019.
Other than the above, there have been no material changes to contractual obligations since 30 September 2017.
COMMITMENTS AND CONTINGENCIES
There have been no material changes to commitments and contingencies since 30 September 2017. For additional information on Litigation and Environmental matters, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements in this quarterly filing.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements since 30 September 2017. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
Our principal related parties are equity affiliates operating in the industrial gas business. In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25%-owned joint venture for Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. The agreement included terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Sales related to this contract are included in the results of our Industrial Gases – Global segment and were approximately $90 and $110 during the three months ended 31 December 2017 and 2016, respectively.
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
Revenue Recognition
Revenue from equipment sale contracts is recorded primarily using the percentage-of-completion method. Changes in estimates on projects accounted for under this method did not have a material impact to operating income during the three months ended 31 December 2017. We assess the performance of our sale of equipment projects as they progress. Our earnings could be positively or negatively impacted by changes to our forecast of revenues and costs on these projects in the future.

Income Taxes
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act, which had a significant impact on our consolidated financial statements for the three months ended 31 December 2017. The impacts reflect provisional amounts for which accounting was incomplete but a reasonable estimate could be determined. Updates to the estimates are permissible for a period of no greater than one year. Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information.
NEW ACCOUNTING GUIDANCE
See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning the implementation and impact of new accounting guidance.
FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s reasonable expectations and assumptions as of the date of this report. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, global or regional economic conditions and supply and demand dynamics in market segments into which the Company sells; political risks, including the risks of unanticipated government actions; acts of war or terrorism; significant fluctuations in interest rates and foreign currencies from that currently anticipated; future financial and operating performance of major customers; unanticipated contract terminations or customer cancellations or postponement of projects and sales; our ability to execute the projects in our backlog; asset impairments due to economic conditions or specific events; the impact of price fluctuations in natural gas and disruptions in markets and the economy due to oil price volatility; costs and outcomes of litigation or regulatory investigations; the success of productivity and operational improvement programs; the timing, impact, and other uncertainties of future acquisitions or divestitures, including reputational impacts; the Company's ability to implement and operate with new technologies; the impact of changes in environmental, tax or other legislation, economic sanctions and regulatory activities in jurisdictions in which the Company and its affiliates operate; and other risk factors described in the Company’s Form 10-K for its fiscal year ended 30 September 2017. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in the Company’s assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2017 Form 10-K.
The net financial instrument position decreased from a liability of $3,832.3 at 30 September 2017 to a liability of $3,472.2 at 31 December 2017. The decrease was due primarily to the repayment of long-term debt.
Interest Rate Risk
There were no material changes to the sensitivity analysis related to the fixed portion of our debt portfolio since 30 September 2017.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2017.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at period end, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $332 and $312 in the net liability position of financial instruments at 31 December 2017 and 30 September 2017, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 31 December 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2017, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Transition Services Agreement
In connection with the spin-off of Versum Materials, Inc., the Company entered into a transition services agreement pursuant to which it will continue to provide information technology, systems applications, business processes, and associated internal controls to Versum to allow Versum the time to establish its own infrastructure and both companies sufficient time to physically separate their information technology applications and infrastructure. Management has established controls to mitigate the risk that personnel of either company obtain unauthorized access to the other company’s data and will continue to monitor and evaluate the sufficiency of the controls. We expect all transition services to end in the second quarter of fiscal year 2018.

PART II. OTHER INFORMATION
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description
	10.1	Air Products and Chemicals, Inc. Restricted Stock Unit Award Agreement for FY2018.

	10.2	Air Products and Chemicals, Inc. Performance Share Award Agreement for FY2018.

10.3
Amended and Restated Employment Agreement, dated 14 November 2017, by and between Air Products and Chemicals, Inc. and Seifollah Ghasemi (Filed as Exhibit 10.1 to the Company's Form 8-K Report dated 14 November 2017.)

	10.4	Amended and Restated Air Products and Chemicals, Inc. Retirement Savings Plan effective 1 November 2017 with provisions effective 1 January 2018.

	10.5	Amended and Restated Air Products and Chemicals, Inc. Deferred Compensation Plan effective 1 January 2018.

	12.	Computation of Ratios of Earnings to Fixed Charges.

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

	32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

	101.INS	XBRL Instance Document. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Products and Chemicals, Inc.
(Registrant)

Date: 26 January 2018	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer