Form 10-Q
period 2018-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2018-04-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 March 2018
Common Stock, $1 par value	219,193,653

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of dollars, except for share and per share data)	2018	2017	2018	2017
Sales	$2,155.7	$1,980.1	$4,372.3	$3,862.6
Cost of sales	1,506.5	1,403.8	3,078.3	2,720.5
Selling and administrative	194.6	177.6	386.2	342.3
Research and development	14.5	14.8	29.1	29.8
Business separation costs	—	—	—	32.5
Cost reduction and asset actions	—	10.3	—	60.3
Other income (expense), net	15.3	22.0	37.4	46.7
Operating Income	455.4	395.6	916.1	723.9
Equity affiliates' income	43.7	34.2	57.5	72.2
Interest expense	30.4	30.5	60.2	60.0
Other non-operating income (expense), net	11.1	5.3	20.9	5.1
Income From Continuing Operations Before Taxes	479.8	404.6	934.3	741.2
Income tax provision	56.2	94.5	348.0	172.9
Income From Continuing Operations	423.6	310.1	586.3	568.3
Income (Loss) From Discontinued Operations, net of tax	—	1,825.6	(1.0)	1,873.8
Net Income	423.6	2,135.7	585.3	2,442.1
Net Income Attributable to Noncontrolling Interests of Continuing Operations	7.2	5.7	14.3	12.3
Net Income Attributable to Air Products	$416.4	$2,130.0	$571.0	$2,429.8
Net Income Attributable to Air Products
Income from continuing operations	$416.4	$304.4	$572.0	$556.0
Income (Loss) from discontinued operations	—	1,825.6	(1.0)	1,873.8
Net Income Attributable to Air Products	$416.4	$2,130.0	$571.0	$2,429.8
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.90	$1.40	$2.61	$2.55
Income from discontinued operations	—	8.38	—	8.61
Net Income Attributable to Air Products	$1.90	$9.78	$2.61	$11.16
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.89	$1.39	$2.59	$2.53
Income from discontinued operations	—	8.31	—	8.53
Net Income Attributable to Air Products	$1.89	$9.70	$2.59	$11.06
Weighted Average Common Shares – Basic (in millions)	219.4	217.9	219.2	217.8
Weighted Average Common Shares – Diluted (in millions)	220.8	219.7	220.7	219.6
Dividends Declared Per Common Share – Cash	$1.10	$.95	$2.05	$1.81
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of dollars)	2018	2017
Net Income	$423.6	$2,135.7
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($13.2) and ($8.0)	125.6	149.6
Net gain (loss) on derivatives, net of tax of $4.0 and ($5.7)	17.8	(15.4)
Pension and postretirement benefits, net of tax of $– and $1.2	—	3.8
Reclassification adjustments:
Currency translation adjustment	—	49.1
Derivatives, net of tax of ($3.3) and $2.7	(7.5)	5.8
Pension and postretirement benefits, net of tax of $7.9 and $13.7	26.6	30.1
Total Other Comprehensive Income	162.5	223.0
Comprehensive Income	586.1	2,358.7
Net Income Attributable to Noncontrolling Interests	7.2	5.7
Other Comprehensive Income Attributable to Noncontrolling Interests	2.2	5.0
Comprehensive Income Attributable to Air Products	$576.7	$2,348.0

	Six Months Ended
	31 March
(Millions of dollars)	2018	2017
Net Income	$585.3	$2,442.1
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($19.8) and $24.3	262.0	(131.6)
Net gain (loss) on derivatives, net of tax of ($1.3) and ($16.4)	8.3	(25.2)
Pension and postretirement benefits, net of tax of $– and $1.2	—	3.8
Reclassification adjustments:
Currency translation adjustment	3.1	49.1
Derivatives, net of tax of ($1.6) and $13.3	(6.7)	31.4
Pension and postretirement benefits, net of tax of $18.9 and $26.6	49.5	57.5
Total Other Comprehensive Income (Loss)	316.2	(15.0)
Comprehensive Income	901.5	2,427.1
Net Income Attributable to Noncontrolling Interests	14.3	12.3
Other Comprehensive Income Attributable to Noncontrolling Interests	4.1	1.9
Comprehensive Income Attributable to Air Products	$883.1	$2,412.9
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of dollars, except for share data)	2018	2017
Assets
Current Assets
Cash and cash items	$3,066.9	$3,273.6
Short-term investments	137.0	404.0
Trade receivables, net	1,252.3	1,174.0
Inventories	339.9	335.4
Contracts in progress, less progress billings	98.5	84.8
Prepaid expenses	131.2	191.4
Other receivables and current assets	370.5	403.3
Current assets of discontinued operations	—	10.2
Total Current Assets	5,396.3	5,876.7
Investment in net assets of and advances to equity affiliates	1,305.6	1,286.9
Plant and equipment, at cost	20,522.5	19,547.8
Less: accumulated depreciation	11,704.8	11,107.6
Plant and equipment, net	8,817.7	8,440.2
Goodwill, net	815.0	721.5
Intangible assets, net	444.4	368.3
Noncurrent capital lease receivables	1,128.5	1,131.8
Other noncurrent assets	603.6	641.8
Total Noncurrent Assets	13,114.8	12,590.5
Total Assets	$18,511.1	$18,467.2
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,551.6	$1,814.3
Accrued income taxes	76.6	98.6
Short-term borrowings	112.5	144.0
Current portion of long-term debt	11.6	416.4
Current liabilities of discontinued operations	—	15.7
Total Current Liabilities	1,752.3	2,489.0
Long-term debt	3,442.4	3,402.4
Other noncurrent liabilities	1,923.5	1,611.9
Deferred income taxes	699.7	778.4
Total Noncurrent Liabilities	6,065.6	5,792.7
Total Liabilities	7,817.9	8,281.7
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2018 and 2017 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,011.3	1,001.1
Retained earnings	12,966.5	12,846.6
Accumulated other comprehensive loss	(1,535.3)	(1,847.4)
Treasury stock, at cost (2018 - 30,261,931 shares; 2017 - 31,109,510 shares)	(2,111.1)	(2,163.5)
Total Air Products Shareholders’ Equity	10,580.8	10,086.2
Noncontrolling Interests	112.4	99.3
Total Equity	10,693.2	10,185.5
Total Liabilities and Equity	$18,511.1	$18,467.2
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of dollars)	2018	2017
Operating Activities
Net income	$585.3	$2,442.1
Less: Net income attributable to noncontrolling interests of continuing operations	14.3	12.3
Net income attributable to Air Products	571.0	2,429.8
(Income) Loss from discontinued operations	1.0	(1,873.8)
Income from continuing operations attributable to Air Products	572.0	556.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	467.9	417.9
Deferred income taxes	(94.4)	(68.6)
Tax reform repatriation	310.3	—
Undistributed earnings of unconsolidated affiliates	3.1	(31.5)
Gain on sale of assets and investments	(2.4)	(6.5)
Share-based compensation	22.5	18.5
Noncurrent capital lease receivables	47.2	45.4
Write-down of long-lived assets associated with cost reduction actions	—	45.7
Other adjustments	44.7	34.0
Working capital changes that provided (used) cash, excluding effects of acquisitions and divestitures:
Trade receivables	(30.2)	(53.8)
Inventories	5.5	20.7
Contracts in progress, less progress billings	(12.2)	(5.0)
Other receivables	23.2	118.4
Payables and accrued liabilities	(260.4)	(178.6)
Other working capital	13.3	(51.4)
Cash Provided by Operating Activities	1,110.1	861.2
Investing Activities
Additions to plant and equipment	(572.5)	(532.2)
Acquisitions, less cash acquired	(271.4)	—
Investment in and advances to unconsolidated affiliates	—	(8.9)
Proceeds from sale of assets and investments	34.4	13.5
Purchases of investments	(345.7)	(1,823.2)
Proceeds from investments	612.9	400.0
Other investing activities	(2.6)	(1.6)
Cash Used for Investing Activities	(544.9)	(1,952.4)
Financing Activities
Long-term debt proceeds	.5	1.3
Payments on long-term debt	(409.2)	(469.7)
Net decrease in commercial paper and short-term borrowings	(22.4)	(816.6)
Dividends paid to shareholders	(415.5)	(374.0)
Proceeds from stock option exercises	52.7	19.9
Other financing activities	(21.7)	(22.7)
Cash Used for Financing Activities	(815.6)	(1,661.8)
Discontinued Operations
Cash used for operating activities	(3.1)	(520.8)
Cash provided by investing activities	18.6	3,750.6
Cash provided by financing activities	—	69.5
Cash Provided by Discontinued Operations	15.5	3,299.3
Effect of Exchange Rate Changes on Cash	28.2	(7.8)
(Decrease) Increase in cash and cash items	(206.7)	538.5
Cash and Cash items – Beginning of Year	3,273.6	1,330.8
Cash and Cash Items – End of Period	$3,066.9	$1,869.3
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars unless otherwise indicated, except for share and per share data)

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Refer to our 2017 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first six months of fiscal year 2018 other than those detailed in Note 2, New Accounting Guidance, under Accounting Guidance Implemented in 2018. Certain prior year information has been reclassified to conform to the fiscal year 2018 presentation. The notes to the interim consolidated financial statements, unless otherwise indicated, are on a continuing operations basis.
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

2. NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in 2018
Income Taxes
In March 2018, the Financial Accounting Standards Board (FASB) issued an update for Staff Accounting Bulletin (SAB) No. 118 issued by the SEC in December 2017 related to the U.S. Tax Cuts and Jobs Act (“the Tax Act"). We adopted the SEC guidance under SAB No. 118 in the first quarter of fiscal year 2018. We continue to report the impacts of the Tax Act as provisional based on reasonable estimates as of 31 March 2018. The SEC guidance provides a one-year measurement period to complete accounting for provisional amounts. For additional details, see Note 17, Income Taxes.
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
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We will adopt this guidance in fiscal year 2019 under the modified retrospective approach, which will result in a cumulative-effect adjustment as of 1 October 2018. We are in the process of evaluating our onsite gases, merchant gases, and sale of equipment contracts and implementing necessary changes to accounting policies, processes, controls, and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.
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
Cash Flow Statement Classification
In August 2016, the FASB issued guidance to reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is effective beginning fiscal year 2019, with early adoption permitted, and should be applied retrospectively. We plan to adopt this guidance in fiscal year 2019 and do not expect adoption to have a significant impact on our consolidated financial statements.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective in fiscal year 2020 with early adoption permitted, including adoption in any interim period. If elected, the reclassification can be applied in either the period of adoption or retrospectively to the period of the Tax Act's enactment (i.e., our first quarter of fiscal year 2018). We are currently evaluating the adoption alternatives and the impact this guidance will have on our consolidated financial statements.

3. DISCONTINUED OPERATIONS
The results of our former Performance Materials Division (PMD) and Energy-from-Waste (EfW) segment are reflected in our consolidated financial statements as discontinued operations.
During the second quarter of fiscal year 2017, we completed the sale of PMD to Evonik Industries AG (Evonik) for $3.8 billion in cash. A gain of $2,870 ($1,833 after-tax, or $8.34 per share) was recognized on the sale, which closed on 3 January 2017.
In fiscal year 2016, we discontinued efforts to start up and operate two EfW projects located in Tees Valley, United Kingdom. During the first quarter of fiscal year 2017, we recorded a loss on disposal of $59.3 ($47.1 after-tax), primarily for land lease obligations and to update our estimate of the net realizable value of the plant assets. The loss on disposal was recorded as a component of discontinued operations while the liability associated with land lease obligations was and continues to be recorded in continuing operations. The liability recorded in continuing operations was approximately $68 as of 31 March 2018.
Summarized Financial Information of Discontinued Operations
For the three and six months ended 31 March 2018, the loss from discontinued operations, net of tax, on the consolidated income statements was $0.0 and $1.0, respectively. The year-to-date loss is related to EfW project exit activities and administrative costs.

The following table details the businesses and major line items that comprise income from discontinued operations, net of tax, on the consolidated income statements for the three and six months ended 31 March 2017:

	Three Months Ended
	31 March 2017
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste(A)	Operations
Cost of sales	$3.3	$3.0	$6.3
Selling and administrative	2.1	—	2.1
Other income (expense), net	.7	(.4)	.3
Income (Loss) Before Taxes	(4.7)	(3.4)	(8.1)
Income tax benefit	(.3)	(.9)	(1.2)
Income (Loss) From Operations of Discontinued Operations, net of tax	(4.4)	(2.5)	(6.9)
Gain on Disposal, net of tax	1,832.5	—	1,832.5
Income (Loss) From Discontinued Operations, net of tax	$1,828.1	($2.5)	$1,825.6

	Six Months Ended
	31 March 2017
			Total
	Performance	Energy-	Discontinued
	Materials	from-Waste(A)	Operations
Sales	$254.8	$—	$254.8
Cost of sales	182.3	9.6	191.9
Selling and administrative	22.5	.2	22.7
Research and development	5.1	—	5.1
Other income (expense), net	.3	(.1)	.2
Operating Income (Loss)	45.2	(9.9)	35.3
Equity affiliates’ income	.3	—	.3
Income (Loss) Before Taxes	45.5	(9.9)	35.6
Income tax benefit(B)	(50.8)	(2.0)	(52.8)
Income (Loss) From Operations of Discontinued Operations, net of tax	96.3	(7.9)	88.4
Gain (Loss) on Disposal, net of tax	1,832.5	(47.1)	1,785.4
Income (Loss) From Discontinued Operations, net of tax	$1,928.8	($55.0)	$1,873.8

(A)	The loss from operations of discontinued operations for EfW primarily relates to land lease obligations, administrative costs, and costs incurred for project exit activities.

(B)
As a result of the expected gain on the sale of PMD, we released valuation allowances related to capital loss and net operating loss carryforwards during the first quarter of 2017 that favorably impacted our income tax provision within discontinued operations by approximately $66.

There were no assets or liabilities presented in discontinued operations on the consolidated balance sheets as of 31 March 2018. Current assets of discontinued operations on the consolidated balance sheets of $10.2 as of 30 September 2017 related to EfW. Current liabilities of discontinued operations on the consolidated balance sheets of $15.7 as of 30 September 2017 primarily related to reserves associated with the disposition of PMD.

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
Business Separation Costs
In connection with the dispositions of EMD and PMD, we incurred net separation costs of $30.2 for the six months ended 31 March 2017. No business separation costs were incurred during the second quarter of fiscal year 2017. The net costs include legal and advisory fees of $32.5, which are reflected on the consolidated income statements as “Business separation costs,” and a pension settlement benefit of $2.3 that is now presented within "Other non-operating income (expense), net" as a result of the adoption of pension guidance at the beginning of fiscal year 2018. Refer to Note 2, New Accounting Guidance, for additional information.
No business separation costs were incurred during fiscal year 2018.

5. COST REDUCTION AND ASSET ACTIONS
For the three months ended 31 March 2017, we recognized an expense of $10.3 for severance and other benefits related to cost reduction actions. For the six months ended 31 March 2017, we recognized a net expense of $60.3, which included $45.7 for asset actions and $18.0 for severance and other benefits. These expenses were partially offset by the favorable settlement of the remaining accrual from prior year actions discussed below.
In fiscal year 2017, we recognized a net expense of $151.4. The net expense included a charge of $154.8 for actions taken during fiscal year 2017, including asset actions of $88.5 and severance and other benefits of $66.3, partially offset by the favorable settlement of the remaining $3.4 accrued balance associated with business restructuring actions taken in 2015. The 2017 charge related to the segments as follows: $39.3 in Industrial Gases – Americas, $77.9 in Industrial Gases – EMEA, $.9 in Industrial Gases – Asia, $2.5 in Industrial Gases – Global, and $34.2 in Corporate and other. The charges we record for cost reduction and asset actions have been excluded from segment operating income.
The following table summarizes the carrying amount of the accrual for cost reduction and asset actions at 31 March 2018:

	Severance and Other Benefits	Asset Actions/Other	Total
30 September 2016	$12.3	$—	$12.3
2017 Charge	66.3	88.5	154.8
Noncash expenses	—	(84.2)	(84.2)
Amount reflected in pension liability	(2.0)	—	(2.0)
Amount reflected in other noncurrent liabilities	—	(2.2)	(2.2)
Cash expenditures	(35.7)	(1.2)	(36.9)
Currency translation adjustment	(.3)	—	(.3)
30 September 2017	$40.6	$.9	$41.5
Amount reflected in pension liability	(.4)	—	(.4)
Cash expenditures	(23.9)	(.2)	(24.1)
Currency translation adjustment	.7	—	.7
31 March 2018	$17.0	$.7	$17.7

6. BUSINESS COMBINATIONS
During the first half of fiscal year 2018, we completed five acquisitions with an aggregate purchase price, net of cash acquired, of $281.0. The largest acquisition was completed during the first quarter of fiscal year 2018 and consists primarily of three air separation units serving onsite and merchant customers in China. This acquisition is expected to strengthen our position in the region. The results of this business are consolidated within our Industrial Gases – Asia segment.
The 2018 acquisitions resulted in the recognition of $168.9 of plant and equipment, $62.9 of goodwill, $3.0 of which is deductible for tax purposes, and $65.3 of intangible assets, primarily customer relationships, having a weighted-average useful life of twelve years. The goodwill recognized on the transactions is attributable to expected growth and cost synergies and was recorded in the Industrial Gases – Asia and the Industrial Gases – EMEA segments.
These acquisitions did not materially impact our consolidated income statements for the periods presented.
Subsequent Event
On 10 September 2017, Air Products signed an agreement to form a joint venture, Air Products Lu’an (Changzhi) Co., Ltd. (“the JV”) with Lu’An Clean Energy Company ("Lu’An"). The JV will receive coal, steam and power from Lu’An and will supply syngas to Lu’An under a long-term onsite contract. On 26 April 2018, we completed the formation of the JV, which Air Products will consolidate and of which Air Products owns 60% and Lu’An owns 40%. Air Products contributed four large air separation units to the JV having a carrying value of approximately $300. In addition, on 26 April 2018 (“the acquisition date”), the JV acquired gasification and syngas clean-up assets from Lu’An (“the acquisition”). In connection with the closing of the acquisition, we paid cash of approximately 1.7 billion RMB (approximately $270) and expect to make a final payment of approximately 1.5 billion RMB (approximately $230 as of 26 April 2018) in the fourth quarter of 2018.
The transaction will be accounted for as a business combination. The JV will be consolidated within the results of the Industrial Gases – Asia segment following the acquisition date. The initial accounting for the business combination is incomplete as of the date of this report. In total, we expect the carrying value of the plant and equipment of the joint venture to be approximately $1.3 billion, subject to the completion of an asset valuation.

7. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2018	2017
Finished goods	$134.3	$120.0
Work in process	16.1	15.7
Raw materials, supplies and other	213.6	223.0
Total FIFO cost	$364.0	$358.7
Less: Excess of FIFO cost over LIFO cost	(24.1)	(23.3)
Inventories	$339.9	$335.4

First-in, first-out (FIFO) cost approximates replacement cost.

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2018 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Total
Goodwill, net at 30 September 2017	$163.7	$402.4	$135.2	$20.2	$721.5
Acquisitions	—	27.7	35.2	—	62.9
Currency translation	3.5	22.0	5.0	.1	30.6
Goodwill, net at 31 March 2018	$167.2	$452.1	$175.4	$20.3	$815.0

	31 March	30 September
	2018	2017
Goodwill, gross	$1,257.0	$1,138.7
Accumulated impairment losses	(442.0)	(417.2)
Goodwill, net	$815.0	$721.5

We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.
The accumulated impairment losses of $442.0 as of 31 March 2018 are attributable to LASA within the Industrial Gases –Americas segment and include impairment charges recorded in previous years as well as the impacts of currency translation on the losses.

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2018 is 2.0 years.
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

The table below summarizes our outstanding currency price risk management instruments:

	31 March 2018		30 September 2017
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$2,953.8	.4	$3,150.2	.4
Net investment hedges	369.5	2.5	675.5	3.0
Not designated	990.0	1.7	273.8	.1
Total Forward Exchange Contracts	$4,313.3	.9	$4,099.5	.8

The notional value of forward exchange contracts not designated increased from the prior year. As a result of changes in our currency exposures, we de-designated a portion of forward exchange contracts previously designated as net investment hedges. To eliminate any future earnings impact of the de-designated portion, we entered into equal and offsetting forward exchange contracts.
In addition to the above, we use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest included €914.6 million ($1,127.1) at 31 March 2018 and €912.2 million ($1,077.7) at 30 September 2017. The designated foreign currency-denominated debt is located on the balance sheet in the long-term debt line item.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). At 31 March 2018, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2018				30 September 2017
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$400.0	LIBOR	2.53%	1.4	$600.0	LIBOR	2.28%	1.3
Cross currency interest rate swaps (net investment hedge)	$688.7	3.73%	2.76%	2.3	$539.7	3.27%	2.59%	1.9
Cross currency interest rate swaps (cash flow hedge)	$1,014.6	5.01%	2.75%	2.4	$1,095.7	4.96%	2.78%	2.4
Cross currency interest rate swaps (not designated)	$39.5	3.16%	2.88%	1.5	$41.6	3.28%	2.32%	1.7

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March 2018	30 September 2017	Balance Sheet Location	31 March 2018	30 September 2017
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$81.7	$81.7	Accrued liabilities	$31.6	$82.0
Interest rate management contracts	Other receivables	5.5	11.1	Accrued liabilities	19.4	10.7
Forward exchange contracts	Other noncurrent assets	9.1	27.1	Other noncurrent liabilities	19.7	13.8
Interest rate management contracts	Other noncurrent assets	43.5	102.6	Other noncurrent liabilities	58.1	22.2
Total Derivatives Designated as Hedging Instruments		$139.8	$222.5		$128.8	$128.7
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$4.4	$1.1	Accrued liabilities	$5.4	$2.2
Interest rate management contracts	Other receivables	—	—	Accrued liabilities	.4	1.0
Forward exchange contracts	Other noncurrent assets	9.5	—	Other noncurrent liabilities	17.0	—
Interest rate management contracts	Other noncurrent assets	3.9	4.2	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$17.8	$5.3		$22.8	$3.2
Total Derivatives		$157.6	$227.8		$151.6	$131.9

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$31.9	$11.1	$—	$—	($14.1)	($26.5)	$17.8	($15.4)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	4.0	1.2	—	—	—	—	4.0	1.2
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(29.3)	(10.8)	—	—	15.8	15.8	(13.5)	5.0
Net (gain) loss reclassified from OCI to interest expense (effective portion)	1.6	(1.6)	—	—	.7	.7	2.3	(.9)
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.3)	.5	—	—	—	—	(.3)	.5
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	($3.6)	($2.8)	($3.6)	($2.8)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	($15.2)	($.8)	($22.2)	($7.8)	($23.3)	($6.5)	($60.7)	($15.1)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$1.6	($2.5)	$—	$—	($2.2)	($.6)	($.6)	($3.1)

	Six Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$39.4	($48.3)	$—	$—	($31.1)	$23.1	$8.3	($25.2)
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	5.0	5.8	—	—	—	—	5.0	5.8
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(46.9)	38.7	—	—	32.2	(12.4)	(14.7)	26.3
Net (gain) loss reclassified from OCI to interest expense (effective portion)	2.2	(2.4)	—	—	1.3	1.4	3.5	(1.0)
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.5)	.3	—	—	—	—	(.5)	.3
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	($6.8)	($11.9)	($6.8)	($11.9)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	($22.7)	$27.1	($39.5)	$34.0	($34.5)	$6.6	($96.7)	$67.7
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	$.1	($.4)	$—	$—	($3.5)	$.2	($3.4)	($.2)

(A)	Other includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges noted above was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of cash flow hedges’ unrealized gains and losses at 31 March 2018 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $116.9 as of 31 March 2018 and $34.6 as of 30 September 2017. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $70.9 as of 31 March 2018 and $138.5 as of 30 September 2017. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments primarily include time deposits and treasury securities with original maturities greater than three months and less than one year. The estimated fair value of the short-term investments, which approximates carrying value as of 31 March 2018 and 30 September 2017, was determined using level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
The carrying values and fair values of financial instruments were as follows:

	31 March 2018		30 September 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$104.7	$104.7	$109.9	$109.9
Interest rate management contracts	52.9	52.9	117.9	117.9
Liabilities
Derivatives
Forward exchange contracts	$73.7	$73.7	$98.0	$98.0
Interest rate management contracts	77.9	77.9	33.9	33.9
Long-term debt, including current portion	3,454.0	3,459.5	3,818.8	3,928.2

The carrying amounts reported in the balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	31 March 2018				30 September 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$104.7	$—	$104.7	$—	$109.9	$—	$109.9	$—
Interest rate management contracts	52.9	—	52.9	—	117.9	—	117.9	—
Total Assets at Fair Value	$157.6	$—	$157.6	$—	$227.8	$—	$227.8	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$73.7	$—	$73.7	$—	$98.0	$—	$98.0	$—
Interest rate management contracts	77.9	—	77.9	—	33.9	—	33.9	—
Total Liabilities at Fair Value	$151.6	$—	$151.6	$—	$131.9	$—	$131.9	$—

11. RETIREMENT BENEFITS
The components of net periodic benefit cost for the defined benefit pension plans for the three and six months ended 31 March 2018 and 2017 were as follows:

	Pension Benefits
	2018		2017
Three Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$6.4	$6.6	$6.9	$6.3
Interest cost	26.8	9.6	27.6	7.9
Expected return on plan assets	(50.4)	(21.1)	(51.7)	(18.3)
Prior service cost amortization	.4	—	.6	(.1)
Actuarial loss amortization	22.2	10.3	20.9	13.2
Settlements	1.5	—	4.1	4.0
Curtailment	—	—	.1	1.8
Special termination benefits	.4	—	(.1)	.1
Other	—	.1	—	(2.2)
Net Periodic Benefit Cost (Total)	$7.3	$5.5	$8.4	$12.7
Less: Discontinued Operations	—	—	(.1)	(3.4)
Net Periodic Benefit Cost (Continuing Operations)	$7.3	$5.5	$8.3	$9.3

	Pension Benefits
	2018		2017
Six Months Ended 31 March	U.S.	International	U.S.	International
Service cost(A)	$12.8	$12.9	$15.2	$13.0
Interest cost	53.5	18.8	52.5	15.5
Expected return on plan assets	(100.8)	(41.3)	(104.4)	(36.8)
Prior service cost amortization	.8	—	1.2	(.1)
Actuarial loss amortization	43.9	20.3	47.0	27.1
Settlements	3.3	—	4.1	1.7
Curtailment	—	—	4.3	(1.3)
Special termination benefits	.4	—	1.0	.5
Other	—	.6	—	.5
Net Periodic Benefit Cost (Total)	$13.9	$11.3	$20.9	$20.1
Less: Discontinued Operations	—	—	(.7)	(4.1)
Net Periodic Benefit Cost (Continuing Operations)	$13.9	$11.3	$20.2	$16.0

(A)	Includes total service costs from discontinued operations of $1.3 for the six months ended 31 March 2017.
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
For the six months ended 31 March 2018 and 2017, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $35.9 and $40.8, respectively. Total contributions for fiscal year 2018 are expected to be approximately $50 to $70. During fiscal year 2017, total contributions were $64.1.

12. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $54 at 31 March 2018) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $54 at 31 March 2018) plus interest accrued thereon until final disposition of the proceedings.
Other than this matter, we do not currently believe there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA: the federal Superfund law); Resource Conservation and Recovery Act (RCRA); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 33 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2018 and 30 September 2017 included an accrual of $81.0 and $83.6, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $80 to a reasonably possible upper exposure of $95 as of 31 March 2018.
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
PACE
At 31 March 2018, $28.2 of the environmental accrual was related to the Pace facility.
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
PIEDMONT
At 31 March 2018, $16.2 of the environmental accrual was related to the Piedmont site.
On 30 June 2008, we sold our Elkton, Maryland, and Piedmont, South Carolina, production facilities and the related North American atmospheric emulsions and global pressure sensitive adhesives businesses. In connection with the sale, we recognized a liability for retained environmental obligations associated with remediation activities at the Piedmont site. This site is under active remediation for contamination caused by an insolvent prior owner. We are required by the South Carolina Department of Health and Environmental Control (SCDHEC) to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. On 13 June 2017, the SCDHEC issued its final approval to the site-wide feasibility study, and with that, we will be moving towards a record of decision for the Piedmont site and into the final remedial design phase of this project. We estimate that source area remediation and groundwater recovery and treatment will continue through 2029. Thereafter, we are expecting this site to go into a state of monitored natural attenuation through 2047. We recognized a pretax expense in 2008 of $24 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.
PASADENA
At 31 March 2018, $11.9 of the environmental accrual was related to the Pasadena site.
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
Unconditional Purchase Obligations
Our unconditional purchase obligations for helium purchases were approximately $6,500 as of 31 March 2018. The majority of these obligations occur after fiscal year 2022. Helium purchases include crude feedstock supply to multiple helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in the energy sector are longer than those in merchant, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.

13. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the six months ended 31 March 2018, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 March 2018, there were 4,610,336 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.
Share-based compensation cost recognized in continuing operations on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2018	2017	2018	2017
Before-tax share-based compensation cost	$10.7	$9.5	$22.5	$18.5
Income tax benefit	(2.1)	(3.3)	(5.3)	(6.3)
After-tax share-based compensation cost	$8.6	$6.2	$17.2	$12.2

Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first six months of fiscal year 2018 and 2017 was not material.
Deferred Stock Units
During the six months ended 31 March 2018, we granted 104,874 market-based deferred stock units. The market-based deferred stock units are earned out at the end of a performance period beginning 1 October 2017 and ending 30 September 2020, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $202.50 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	18.7%
Risk-free interest rate	1.9%
Expected dividend yield	2.6%

In addition, during the six months ended 31 March 2018, we granted 138,340 time-based deferred stock units at a weighted average grant-date fair value of $162.12.

14. EQUITY
The following is a summary of the changes in total equity:

	Three Months Ended 31 March
	2018			2017
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 31 December	$10,215.3	$105.9	$10,321.2	$7,161.5	$99.6	$7,261.1
Net income	416.4	7.2	423.6	2,130.0	5.7	2,135.7
Other comprehensive income	160.3	2.2	162.5	218.0	5.0	223.0
Dividends on common stock (per share $1.10, $0.95)	(241.1)	—	(241.1)	(206.9)	—	(206.9)
Dividends to noncontrolling interests	—	(2.9)	(2.9)	—	(7.5)	(7.5)
Share-based compensation	10.7	—	10.7	9.5	—	9.5
Treasury shares for stock option and award plans	20.2	—	20.2	7.9	—	7.9
Other equity transactions	(1.0)	—	(1.0)	(2.6)	—	(2.6)
Balance at 31 March	$10,580.8	$112.4	$10,693.2	$9,317.4	$102.8	$9,420.2

	Six Months Ended 31 March
	2018			2017
	Air Products	Non- controlling Interests	Total Equity	Air Products	Non- controlling Interests	Total Equity
Balance at 30 September	$10,086.2	$99.3	$10,185.5	$7,079.6	$133.8	$7,213.4
Net income	571.0	14.3	585.3	2,429.8	12.3	2,442.1
Other comprehensive income (loss)	312.1	4.1	316.2	(16.9)	1.9	(15.0)
Dividends on common stock (per share $2.05, $1.81)	(449.1)	—	(449.1)	(394.0)	—	(394.0)
Dividends to noncontrolling interests	—	(10.6)	(10.6)	—	(11.7)	(11.7)
Share-based compensation	21.8	—	21.8	18.5	—	18.5
Treasury shares for stock option and award plans	40.1	—	40.1	7.6	—	7.6
Spin-off of Versum	—	—	—	186.5	(33.9)	152.6
Cumulative change in accounting principle	—	—	—	8.8	—	8.8
Other equity transactions	(1.3)	5.3	4.0	(2.5)	.4	(2.1)
Balance at 31 March	$10,580.8	$112.4	$10,693.2	$9,317.4	$102.8	$9,420.2

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and six months ended 31 March 2018:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2017	($61.8)	($649.5)	($984.3)	($1,695.6)
Other comprehensive income before reclassifications	17.8	125.6	—	143.4
Amounts reclassified from AOCL	(7.5)	—	26.6	19.1
Net current period other comprehensive income	10.3	125.6	26.6	162.5
Amount attributable to noncontrolling interests	(.1)	2.3	—	2.2
Balance at 31 March 2018	($51.4)	($526.2)	($957.7)	($1,535.3)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2017	($53.1)	($787.1)	($1,007.2)	($1,847.4)
Other comprehensive income before reclassifications	8.3	262.0	—	270.3
Amounts reclassified from AOCL	(6.7)	3.1	49.5	45.9
Net current period other comprehensive income	1.6	265.1	49.5	316.2
Amount attributable to noncontrolling interests	(.1)	4.2	—	4.1
Balance at 31 March 2018	($51.4)	($526.2)	($957.7)	($1,535.3)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2018	2017	2018	2017
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$4.0	$1.2	$5.0	$5.8
Other income/expense, net	(13.8)	5.5	(15.2)	26.6
Interest expense	2.3	(.9)	3.5	(1.0)
Total (Gain) Loss on Cash Flow Hedges, net of tax	($7.5)	$5.8	($6.7)	$31.4
Currency Translation Adjustment(A)	$—	$49.1	$3.1	$49.1
Pension and Postretirement Benefits, net of tax(B)	$26.6	$30.1	$49.5	$57.5

(A)
The 2018 impact is reflected in "Cost of sales" and relates to an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment during the first quarter. The 2017 impact was reflected in "Income from discontinued operations, net of tax" and related to the sale of PMD during the second quarter.

(B)
The components of net periodic benefit cost reclassified out of accumulated other comprehensive loss include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2018	2017	2018	2017
Numerator
Income from continuing operations	$416.4	$304.4	$572.0	$556.0
Income (Loss) from discontinued operations	—	1,825.6	(1.0)	1,873.8
Net Income Attributable to Air Products	$416.4	$2,130.0	$571.0	$2,429.8
Denominator (in millions)
Weighted average common shares — Basic	219.4	217.9	219.2	217.8
Effect of dilutive securities
Employee stock option and other award plans	1.4	1.8	1.5	1.8
Weighted average common shares — Diluted	220.8	219.7	220.7	219.6
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.90	$1.40	$2.61	$2.55
Income from discontinued operations	—	8.38	—	8.61
Net Income Attributable to Air Products	$1.90	$9.78	$2.61	$11.16
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.89	$1.39	$2.59	$2.53
Income from discontinued operations	—	8.31	—	8.53
Net Income Attributable to Air Products	$1.89	$9.70	$2.59	$11.06

Outstanding share-based awards of .1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2018. For the three months ended 31 March 2017, there were no antidilutive outstanding share-based awards. Outstanding share-based awards of .1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the six months ended 31 March 2017.

17. INCOME TAXES

Tax Restructuring Benefit
In the second quarter of 2018, we recognized a $38.8 tax benefit, net of reserves for uncertain tax positions, and a decrease in net deferred tax liabilities resulting from the restructuring of foreign subsidiaries.
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the Tax Act which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Tax Act, our consolidated income statements for the six months ended 31 March 2018 reflect a net expense of $239.0 for the impacts recorded during the first quarter of fiscal year 2018. This includes an expense of $453.0 for the cost of the deemed repatriation tax and adjustments to the future cost of repatriation from foreign investments. This expense impacted our income tax provision by $420.5 and equity affiliate income by $32.5 for future costs of repatriation that will be borne by an equity affiliate. In addition, the income tax provision was benefited by $214.0 primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate.
The $420.5 adjustment reflects a deemed repatriation tax of $364.1 that is payable over eight years and $56.4 resulting primarily from withholding taxes that were established for repatriation of foreign earnings and other impacts of the Tax Act. We expect to apply $53.8 of existing foreign tax credits towards the $364.1 deemed repatriation tax. Of the remaining $310.3 obligation, $263.4 is recorded on our consolidated balance sheets in noncurrent liabilities.

We are reporting the impacts of the Tax Act provisionally based upon reasonable estimates as of 31 March 2018. The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, the final cash balances for fiscal year 2018, further book to U.S. tax adjustments for the earnings of foreign entities, the issuance of additional guidance, as well as our ongoing analysis of the Tax Act.
As a fiscal year-end taxpayer, certain provisions of the Tax Act become effective in our fiscal year 2018 while other provisions do not become effective until fiscal year 2019. The corporate tax rate reduction is effective as of 1 January 2018 and, accordingly, reduces our 2018 fiscal year U.S. federal statutory rate to a blended rate of approximately 24.5%.
Primarily due to the net impact of the Tax Act and the restructuring benefit, our effective tax rate was 37.2% for the six months ended 31 March 2018.
Cash Paid for Taxes (Net of Cash Refunds)
On a total company basis, income tax payments, net of refunds, were $153.7 and $784.7 for the six months ended 31 March 2018 and 2017, respectively. The prior year includes tax payments related to the gain on the sale of the PMD business.
Unrecognized Tax Benefits
The consolidated balance sheets as of 31 March 2018 and 30 September 2017 include unrecognized tax benefits of $156.9 and $146.4, respectively. The increase from the prior year primarily resulted from additions for current year tax positions of $18.7 and included uncertain tax positions from the restructuring of foreign subsidiaries and reserves for ongoing transfer pricing uncertainties. This was offset by net reductions for tax positions of prior years of $9.7, primarily related to the settlement of U.S. federal tax audits for 2012 through 2014.
On 17 April 2018, we received a final audit settlement agreement that resolved uncertainties related to approximately $40 of unrecognized tax benefits that were recorded as of 31 March 2018. This settlement primarily related to tax positions taken in conjunction with the disposition of our Homecare business in 2012. As a result, we expect an income tax benefit of approximately $25, including interest, in discontinued operations during the third quarter of 2018. In addition, the settlement will result in an income tax benefit of approximately $9, including interest, in continuing operations during the third quarter of 2018 for the release of tax reserves on other matters.

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
Our reporting segments are:

•	Industrial Gases – Americas

•	Industrial Gases – EMEA (Europe, Middle East, and Africa)

•	Industrial Gases – Asia

•	Industrial Gases – Global

•	Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Three Months Ended 31 March 2018
Sales	$913.2	$561.6	$557.6	$101.7	$21.6	$2,155.7
Operating income (loss)	222.3	116.7	148.7	12.1	(44.4)	455.4
Depreciation and amortization	122.3	50.7	62.6	1.9	2.5	240.0
Equity affiliates' income	16.9	11.1	15.4	.3	—	43.7
Three Months Ended 31 March 2017
Sales	$890.1	$414.2	$435.9	$216.5	$23.4	$1,980.1
Operating income (loss)	223.2	88.6	112.3	22.7	(40.9)	405.9
Depreciation and amortization	116.0	41.6	49.3	1.7	3.2	211.8
Equity affiliates' income	13.0	8.3	12.9	—	—	34.2

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Six Months Ended 31 March 2018
Sales	$1,823.0	$1,077.5	$1,201.2	$234.7	$35.9	$4,372.3
Operating income (loss)	439.5	221.2	324.2	21.6	(90.4)	916.1
Depreciation and amortization	240.1	99.8	119.4	3.5	5.1	467.9
Equity affiliates' income	35.5	24.2	29.6	.7	—	90.0
Six Months Ended 31 March 2017
Sales	$1,754.0	$813.9	$874.2	$364.4	$56.1	$3,862.6
Operating income (loss)	446.5	178.6	230.7	30.9	(70.0)	816.7
Depreciation and amortization	227.8	83.8	96.0	3.7	6.6	417.9
Equity affiliates' income	27.7	17.8	26.4	.3	—	72.2
Total Assets
31 March 2018	$5,915.0	$3,475.5	$4,779.1	$252.5	$4,089.0	$18,511.1
30 September 2017	5,840.8	3,276.1	4,412.1	279.6	4,648.4	18,457.0

The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. For the three and six months ended 31 March 2018, the Industrial Gases – Global segment had intersegment sales of $56.0 and $117.9, respectively. For the three and six months ended 31 March 2017, the Industrial Gases – Global segment had intersegment sales of $61.0 and $122.0, respectively. These sales are generally transacted at market pricing. For all other segments, intersegment sales are not material for all periods presented. Equipment manufactured for our industrial gases segments is generally transferred at cost and not reflected as an intersegment sale.

Changes in estimates on projects accounted for under the percentage-of-completion method favorably impacted operating income by approximately $10 and $12 for the three months ended 31 March 2018 and 2017, respectively.
In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25%-owned joint venture for Saudi Aramco's Jazan oil refinery and power plant in Saudi Arabia. Sales related to this contract are included in the results of our Industrial Gases – Global segment. During the three and six months ended 31 March 2018, sales were approximately $60 and $150, respectively, related to this contract. During the three and six months ended 31 March 2017, sales were approximately $170 and $280, respectively.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2018	2017	2018	2017
Segment total	$455.4	$405.9	$916.1	$816.7
Business separation costs	—	—	—	(32.5)
Cost reduction and asset actions	—	(10.3)	—	(60.3)
Consolidated Total	$455.4	$395.6	$916.1	$723.9

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Equity Affiliates' Income	2018	2017	2018	2017
Segment total	$43.7	$34.2	$90.0	$72.2
Tax reform repatriation - equity method investment	—	—	(32.5)	—
Consolidated Total	$43.7	$34.2	$57.5	$72.2

Below is a reconciliation of segment total assets to consolidated total assets:

	31 March	30 September
Total Assets	2018	2017
Segment total	$18,511.1	$18,457.0
Discontinued operations	—	10.2
Consolidated Total	$18,511.1	$18,467.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2017 Form 10-K. An analysis of results for the second quarter and first six months of fiscal year 2018 is provided in this Management’s Discussion and Analysis.
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
The discussion of results that follows includes comparisons to certain non-GAAP ("adjusted") financial measures. The presentation of non-GAAP measures is intended to provide investors, potential investors, securities analysts, and others with useful supplemental information to evaluate the performance of the business because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliations of reported GAAP results to non‑GAAP measures are presented on pages 43-48. Descriptions of the excluded items appear on pages 32-33 and pages 39-40.
SECOND QUARTER 2018 VS. SECOND QUARTER 2017
SECOND QUARTER 2018 IN SUMMARY

•	Sales of $2,155.7 increased 9%, or $175.6, from higher volumes across the regional industrial gases segments of 4% and favorable currency impacts of 5%.

•
Operating income of $455.4 increased 15%, or $59.8, and operating margin of 21.1% increased 110 basis points (bp). On a non-GAAP basis, adjusted operating income of $455.4 increased 12%, or $49.5, and adjusted operating margin of 21.1% increased 60 bp.

•
Income from continuing operations of $416.4 increased 37%, or $112.0, and diluted earnings per share of $1.89 increased 36%, or $.50. On a non-GAAP basis, adjusted income from continuing operations of $377.6 increased 20%, or $63.4, and adjusted diluted earnings per share of $1.71 increased 20%, or $.28. A summary table of changes in diluted earnings per share is presented below.

•	Adjusted EBITDA of $739.1 increased 13%, or $87.2. Adjusted EBITDA margin of 34.3% increased 140 bp.

•	We increased our quarterly dividend by 16% from $.95 to $1.10 per share, the largest increase in Company history. This represents the 36th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Three Months Ended
	31 March		Increase
	2018	2017	(Decrease)
Diluted Earnings per Share
Net income	$1.89	$9.70	($7.81)
Income from discontinued operations	—	8.31	(8.31)
Income from Continuing Operations – GAAP Basis	$1.89	$1.39	$.50
Operating Income Impact (after-tax)
Underlying business
Volume			$.12
Price/raw materials			.02
Costs			(.06)
Currency			.09
Cost reduction and asset actions			.03
Pension settlement loss			.01
Total Operating Income Impact (after-tax)			$.21
Other Impact (after-tax)
Equity affiliates' income			$.03
Other non-operating income (expense), net			.01
Noncontrolling interests			(.01)
Income tax			.09
Tax restructuring benefit			.18
Weighted average diluted shares			(.01)
Total Other Impact (after-tax)			$.29
Total Change in Diluted Earnings per Share from Continuing Operations – GAAP Basis			$.50

	Three Months Ended
	31 March		Increase
	2018	2017	(Decrease)
Income from Continuing Operations – GAAP Basis	$1.89	$1.39	$.50
Cost reduction and asset actions	—	.03	(.03)
Pension settlement loss	—	.01	(.01)
Tax restructuring benefit	(.18)	—	(.18)
Income from Continuing Operations – Non-GAAP Basis	$1.71	$1.43	$.28

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 March
	2018	2017	$ Change	Change
Sales	$2,155.7	$1,980.1	$175.6	9%
Operating income	455.4	395.6	59.8	15%
Operating margin	21.1%	20.0%		110 bp
Equity affiliates’ income	43.7	34.2	9.5	28%
Income from continuing operations	416.4	304.4	112.0	37%
Non-GAAP Basis
Adjusted EBITDA	$739.1	$651.9	$87.2	13%
Adjusted EBITDA margin	34.3%	32.9%		140 bp
Adjusted operating income	455.4	405.9	49.5	12%
Adjusted operating margin	21.1%	20.5%		60 bp
Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	1%
Energy and natural gas cost pass-through	(1)%
Currency	5%
Total Consolidated Change	9%
Sales of $2,155.7 increased 9%, or $175.6. Underlying sales increased 5% from higher volumes of 4% and higher pricing of 1%. Volumes were higher across all regional Industrial Gases segments, primarily due to new project onstreams and acquisitions in the Industrial Gases – EMEA and Industrial Gases – Asia segments, partially offset by lower sale of equipment activity in the Industrial Gases – Global segment. The pricing improvement was largely attributable to the Industrial Gases – Asia segment, primarily driven by improved merchant pricing in China. Lower energy and natural gas cost pass-through to customers decreased sales by 1%, and favorable currency impacts, primarily from the Euro, the British Pound Sterling, and the Chinese Renminbi, increased sales by 5%.
Operating Income and Margin
Operating income of $455.4 increased 15%, or $59.8, due to higher volumes of $34, favorable currency impacts of $25, lower cost reduction and asset actions of $10, and favorable pricing, net of energy, fuel, and raw material costs, of $6, partially offset by unfavorable net operating costs of $15. The increase in net operating costs was primarily driven by higher incentive compensation, lower cost reimbursement, including costs for transition services, and a legal settlement. Operating margin of 21.1% increased 110 bp, primarily due to the higher volumes.
On a non-GAAP basis, adjusted operating income of $455.4 increased 12%, or $49.5, primarily due to higher volumes, favorable currency impacts, and favorable pricing, net of energy, fuel, and raw material costs, partially offset by unfavorable net operating costs. Adjusted operating margin of 21.1% increased 60 bp, primarily due to the higher volumes.

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
Adjusted EBITDA of $739.1 increased 13%, or $87.2, primarily due to higher volumes, favorable pricing, and favorable currency impacts. Adjusted EBITDA margin of 34.3% increased 140 bp, primarily due to higher volumes, partially offset by higher operating costs and higher energy and natural gas cost pass-through to a new hydrogen plant in India.
Equity Affiliates' Income
Equity affiliates' income of $43.7 increased 28%, or $9.5, primarily driven by higher volumes and favorable currency impacts.
Cost of Sales and Gross Margin
Cost of sales of $1,506.5 increased $102.7, or 7%, due to unfavorable currency impacts of $65, higher costs attributable to sales volumes of $38, and higher other costs of $14, partially offset by lower energy and natural gas cost pass-through to customers of $14. Gross margin of 30.1% increased 100 bp, primarily due to favorable pricing.
Selling and Administrative Expense
Selling and administrative expense of $194.6 increased $17.0, or 10.0%, primarily driven by unfavorable currency impacts and higher costs, including incentive compensation. For the three months ended 31 March 2018 and 2017, selling and administrative expense, as a percentage of sales, was 9.0%.
Research and Development
Research and development expense of $14.5 decreased $.3. For the three months ended 31 March 2018 and 2017, research and development expense, as a percentage of sales, was .7%.
Cost Reduction and Asset Actions
There were no charges recorded for cost reduction and asset actions for the three months ended 31 March 2018.
For the three months ended 31 March 2017, we recognized an expense of $10.3 ($7.2 after-tax, or $.03 per share) for severance and other benefits related to cost reduction actions. Refer to Note 5, Cost Reduction and Asset Actions, to the consolidated financial statements for additional details.
Other Income (Expense), Net
Other income (expense), net of $15.3 decreased $6.7, or 30.0%, due to lower income from transition services agreements with Versum and Evonik, partially offset by a favorable foreign exchange impact.
Interest Expense

	Three Months Ended
	31 March
	2018	2017
Interest incurred	$34.4	$36.4
Less: capitalized interest	4.0	5.9
Interest expense	$30.4	$30.5
Interest incurred decreased $2.0 as the impact from a lower average debt balance of $6 was partially offset by the impact from a higher average interest rate on the debt portfolio of $4. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net of $11.1 increased $5.8 due to lower pension expense and higher interest income on cash and cash items. The prior year pension expense included settlement losses of $4.1 ($2.6 after-tax, or $.01 per share) to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss, primarily associated with the U.S. Supplementary Pension Plan.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 11.7% and 23.4% in the second quarter of 2018 and 2017, respectively. The current year rate was lower primarily due to a tax benefit of $38.8 that resulted from the restructuring of foreign subsidiaries, a higher tax benefit from share-based compensation, and the mix of income in jurisdictions with a lower effective tax rate. Additionally, we estimate that the lower U.S. federal statutory rate and other impacts of the Tax Act reduced our effective tax rate by approximately 2.8% for the three months ended 31 March 2018.
On a non-GAAP basis, the adjusted effective tax rate decreased from 23.7% in 2017 to 19.8% in 2018, primarily due to the impacts of the Tax Act, an increased tax benefit from share-based compensation, and the mix of income in jurisdictions with a lower effective tax rate.
Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information.
Discontinued Operations
The results of our former Performance Materials Division (PMD) and Energy-from-Waste (EfW) segment are reflected in our consolidated financial statements as discontinued operations. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.
Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$913.2	$890.1	$23.1	3%
Operating income	222.3	223.2	(.9)	—%
Operating margin	24.3%	25.1%		(80 bp)
Equity affiliates’ income	16.9	13.0	3.9	30%
Adjusted EBITDA	361.5	352.2	9.3	3%
Adjusted EBITDA margin	39.6%	39.6%		— bp
Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	—%
Energy and natural gas cost pass-through	(2)%
Currency	1%
Total Industrial Gases – Americas Sales Change	3%
Sales of $913.2 increased 3%, or $23.1. Underlying sales were up 4% from higher volumes as pricing was flat. The volume increase was primarily driven by higher hydrogen and merchant volumes. Lower energy and natural gas cost pass-through to customers decreased sales by 2%, and favorable currency impacts increased sales by 1%.
Industrial Gases – Americas Operating Income and Margin
Operating income of $222.3 decreased $.9, primarily due to higher costs of $8 and lower price, net of power and fuel costs, of $6, mostly offset by favorable volumes of $11 and favorable currency impacts of $2. Operating margin of 24.3% decreased 80 bp, primarily due to higher costs.
Industrial Gases – Americas Equity Affiliates’ Income
Equity affiliates’ income of $16.9 increased $3.9 due to volume growth and favorable currency impacts in our equity affiliate in Mexico.

Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$561.6	$414.2	$147.4	36%
Operating income	116.7	88.6	28.1	32%
Operating margin	20.8%	21.4%		(60 bp)
Equity affiliates’ income	11.1	8.3	2.8	34%
Adjusted EBITDA	178.5	138.5	40.0	29%
Adjusted EBITDA margin	31.8%	33.4%		(160 bp)
Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	20%
Price	1%
Energy and natural gas cost pass-through	—%
Currency	15%
Total Industrial Gases – EMEA Sales Change	36%
Sales of $561.6 increased 36%, or $147.4. Underlying sales were up 21% from higher volumes of 20% and higher pricing of 1%. The volume increase was primarily driven by a new hydrogen plant in India and higher merchant and onsite volumes. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Euro and British Pound Sterling, increased sales by 15%.
Industrial Gases – EMEA Operating Income and Margin
Operating income of $116.7 increased 32%, or $28.1, due to favorable currency impacts of $13, higher volumes of $11, favorable pricing of $3, and lower costs of $1. Operating margin of 20.8% decreased 60 bp, primarily due to lower margins on the new hydrogen volumes in India.
Industrial Gases – EMEA Equity Affiliates’ Income
Equity affiliates’ income of $11.1 increased $2.8 primarily due to lower costs.
Industrial Gases – Asia

	Three Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$557.6	$435.9	$121.7	28%
Operating income	148.7	112.3	36.4	32%
Operating margin	26.7%	25.8%		90 bp
Equity affiliates’ income	15.4	12.9	2.5	19%
Adjusted EBITDA	226.7	174.5	52.2	30%
Adjusted EBITDA margin	40.7%	40.0%		70 bp

Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	17%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	8%
Total Industrial Gases – Asia Sales Change	28%
Sales of $557.6 increased 28%, or $121.7. Underlying sales were up 20% from higher volumes of 17% and higher pricing of 3%. The volume increase was primarily driven by new plant onstreams and base merchant business growth. Merchant pricing improved across Asia driven primarily by China. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Chinese Renminbi, South Korean Won, and Taiwan Dollar, increased sales by 8%.
Industrial Gases – Asia Operating Income and Margin
Operating income of $148.7 increased 32%, or $36.4, due to higher volumes of $25, favorable price, net of power costs, of $9, and favorable currency impacts of $9, partially offset by higher operating costs of $7. Operating margin of 26.7% increased 90 bp as higher volumes and favorable price, net of power costs, were partially offset by the dilutive impact of unfavorable cost performance.
Industrial Gases – Asia Equity Affiliates’ Income
Equity affiliates’ income of $15.4 increased $2.5, primarily due to higher volumes.
Industrial Gases – Global

	Three Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$101.7	$216.5	($114.8)	(53)%
Operating income	12.1	22.7	(10.6)	(47)%
Adjusted EBITDA	14.3	24.4	(10.1)	(41)%
Industrial Gases – Global Sales and Operating Income
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.
Sales of $101.7 decreased $114.8, or 53%. The decrease in sales was primarily driven by lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia.
Operating income of $12.1 decreased $10.6, primarily due to the lower sale of equipment activity.
Corporate and other
In addition to our liquefied natural gas (LNG) and helium storage and distribution sale of equipment businesses, the results of the Corporate and other segment include stranded costs related to the former Materials Technologies segment, which is now presented as discontinued operations. Stranded costs primarily relate to costs in support of transition services agreements with Versum and Evonik, the majority of which were reimbursed to Air Products. All transition services were substantially complete as of 31 March 2018.

	Three Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$21.6	$23.4	($1.8)	(8)%
Operating loss	(44.4)	(40.9)	(3.5)	(9)%
Adjusted EBITDA	(41.9)	(37.7)	(4.2)	(11)%
Corporate and other Sales and Operating Loss
Sales of $21.6 decreased $1.8, primarily due to lower activity in our helium container business. Operating loss of $44.4 increased $3.5 due to higher project development activity.

FIRST SIX MONTHS 2018 VS. FIRST SIX MONTHS 2017
FIRST SIX MONTHS 2018 IN SUMMARY

•
Sales of $4,372.3 increased 13%, or $509.7 from underlying sales growth of 9% and favorable currency impacts of 4%. The underlying sales growth was primarily driven by higher volumes across the regional industrial gases segments.

•
Operating income of $916.1 increased 27%, or $192.2, and operating margin of 21.0% increased 230 bp. On a non-GAAP basis, adjusted operating income of $916.1 increased 12%, or $99.4, and adjusted operating margin of 21.0% decreased 10 bp.

•
Income from continuing operations of $572.0 increased 3%, or $16.0, and diluted earnings per share of $2.59 increased 2%, or $.06. On a non-GAAP basis, adjusted income from continuing operations of $772.2 increased 21.0%, or $136.0, and adjusted diluted earnings per share of $3.50 increased 21%, or $.60. A summary table of changes in diluted earnings per share is presented below.

•	Adjusted EBITDA of $1,474.0 increased 13%, or $167.2. Adjusted EBITDA margin of 33.7% decreased 10 bp.

•	We increased our quarterly dividend by 16% from $.95 to $1.10 per share, the largest increase in Company history. This represents the 36th consecutive year that we have increased our dividend payment.

Changes in Diluted Earnings per Share Attributable to Air Products

	Six Months Ended
	31 March		Increase
	2018	2017	(Decrease)
Diluted Earnings per Share
Net income	$2.59	$11.06	($8.47)
Income from discontinued operations	—	8.53	(8.53)
Income from Continuing Operations – GAAP Basis	$2.59	$2.53	$.06
Operating Income Impact (after-tax)
Underlying business
Volume			$.31
Price/raw materials			.10
Costs			(.21)
Currency			.15
Business separation costs			.12
Cost reduction and asset actions			.23
Pension settlement loss			.01
Operating Income			$.71
Other (after-tax)
Equity affiliates' income			.06
Other non-operating income (expense), net			.05
Income tax			.17
Tax reform repatriation			(2.06)
Tax reform rate change and other			.97
Tax restructuring benefit			.18
Tax costs associated with business separation			.01
Noncontrolling interests			(.01)
Weighted average diluted shares			(.02)
Other			($.65)
Total Change in Diluted Earnings per Share from Continuing Operations – GAAP Basis			$.06

	Six Months Ended
	31 March		Increase
	2018	2017	(Decrease)
Income from Continuing Operations – GAAP Basis	$2.59	$2.53	$.06
Business separation costs	—	.12	(.12)
Tax costs associated with business separation	—	.01	(.01)
Cost reduction and asset actions	—	.23	(.23)
Pension settlement loss	—	.01	(.01)
Tax reform repatriation	2.06	—	2.06
Tax reform rate change and other	(.97)	—	(.97)
Tax restructuring benefit	(.18)	—	(.18)
Income from Continuing Operations – Non-GAAP Basis	$3.50	$2.90	$.60

RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Six Months Ended
	31 March
	2018	2017	$ Change	Change
Sales	$4,372.3	$3,862.6	$509.7	13%
Operating income	916.1	723.9	192.2	27%
Operating margin	21.0%	18.7%		230 bp
Equity affiliates’ income	57.5	72.2	(14.7)	(20)%
Income from continuing operations	572.0	556.0	16.0	3%
Non-GAAP Basis
Adjusted EBITDA	1,474.0	1,306.8	167.2	13%
Adjusted EBITDA margin	33.7%	33.8%		(10 bp)
Adjusted operating income	916.1	816.7	99.4	12%
Adjusted operating margin	21.0%	21.1%		(10 bp)
Adjusted equity affiliates' income	90.0	72.2	17.8	25%
Sales

% Change from Prior Year
Underlying business
Volume	8%
Price	1%
Energy and natural gas cost pass-through	—%
Currency	4%
Total Consolidated Change	13%
Sales of $4,372.3 increased 13%, or $509.7. Underlying sales were up 9% from higher volumes of 8% and higher pricing of 1%. Volumes were higher across all regional Industrial Gases segments driven by new project onstreams in the Industrial Gases – EMEA and Industrial Gases – Asia segments and an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment. The pricing improvement was primarily attributable to the Industrial Gases – Asia segment. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Euro, the British Pound Sterling, and the Chinese Renminbi, increased sales by 4%.
Operating Income and Margin
Operating income of $916.1 increased 27%, or $192.2, due to higher volumes of $86, lower cost reduction and asset actions of $60, favorable currency impacts of $41, lower business separation costs of $33, favorable pricing, net of energy, fuel, and raw material costs, of $28, partially offset by unfavorable net operating costs of $56. The increase in net operating costs was primarily driven by higher incentive compensation, lower cost reimbursement, including costs for transition services, higher maintenance costs, and a legal settlement. Operating margin of 21.0% increased 230 bp, primarily due to lower cost reduction and asset actions and lower business separation costs, partially offset by higher operating costs.
On a non-GAAP basis, adjusted operating income of $916.1 increased 12%, or $99.4, primarily due to higher volumes, favorable currency impacts, and favorable pricing, net of energy, fuel, and raw material costs, partially offset by unfavorable net operating costs. Adjusted operating margin of 21.0% decreased 10 bp as higher costs were mostly offset by higher volumes and favorable pricing, net of power costs.
Adjusted EBITDA
Adjusted EBITDA of $1,474.0 increased 13%, or $167.2, primarily due to higher volumes, favorable currency, and favorable pricing, partially offset by higher costs. Adjusted EBITDA margin of 33.7% decreased 10 bp, primarily due to higher costs, mostly offset by income from regional industrial gases equity affiliates.

Equity Affiliates' Income
Equity affiliates' income of $57.5 decreased 20%, or $14.7, and includes $32.5 of expense resulting from the Tax Act. Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information. On a non-GAAP basis, adjusted equity affiliates' income of $90.0 increased 25%, or $17.8, primarily driven by Industrial Gases – Americas and Industrial Gases – EMEA affiliates.
Cost of Sales and Gross Margin
Cost of sales of $3,078.3 increased 13%, or $357.8, due to higher costs attributable to sales volumes of $221, unfavorable currency impacts of $101, and higher other costs of $42, partially offset by lower energy and natural gas cost pass-through to customers of $6. Gross margin of 29.6% was flat versus the prior year.
Selling and Administrative Expense
Selling and administrative expense of $386.2 increased $43.9, or 13.0%, primarily driven by unfavorable currency impacts and higher other costs, including incentive compensation costs. Selling and administrative expense, as a percentage of sales, decreased from 8.9% to 8.8%.
Research and Development
Research and development expense of $29.1 decreased $.7. Research and development expense, as a percentage of sales, decreased from .8% to .7%.
Business Separation Costs
With the disposition of the two divisions comprising the former Materials Technologies segment complete, no business separation costs were incurred during the first half of fiscal year 2018. Refer to Note 3, Discontinued Operations, and Note 4, Materials Technologies Separation, to the consolidated financial statements for additional information regarding the dispositions.
For the six months ended 31 March 2017, we incurred legal and advisory fees of $32.5 ($26.5 after-tax, or $.12 per share). Our income tax provision for the six months ended 31 March 2017 includes additional tax expense of $2.7, or $.01 per share, related to the separation.
Cost Reduction and Asset Actions
There were no charges recorded for cost reduction and asset actions for the six months ended 31 March 2018.
For the six months ended 31 March 2017, we recognized a net expense of $60.3 ($48.4 after-tax, or $.23 per share), which included $45.7 for asset actions and $18.0 for severance and other benefits. These expenses were partially offset by the favorable settlement of the remaining $3.4 accrued balance associated with business restructuring actions taken in 2015.
Refer to Note 5, Cost Reduction and Asset Actions, to the consolidated financial statements for additional details.
Other Income (Expense), Net
Other income (expense), net of $37.4 decreased $9.3, or 20.0%, primarily due to lower income from the transition services agreements with Versum and Evonik and lower sales of assets, partially offset by a favorable foreign exchange impact.
Interest Expense

	Six Months Ended
	31 March
	2018	2017
Interest incurred	$67.0	$72.2
Less: capitalized interest	6.8	12.2
Interest expense	$60.2	$60.0
Interest incurred decreased $5.2 as the impact from a lower average debt balance of $14 was partially offset by the impact from a higher average interest rate on the debt portfolio of $9. The change in capitalized interest was driven by a decrease in the carrying value of projects under construction.

Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $20.9 increased $15.8 due to higher interest income on cash and cash items and lower pension expense. The prior year pension expense included a settlement loss of $4.1 associated with the U.S. Supplementary Pension Plan and a settlement benefit of $2.3 related to the disposition of EMD and PMD. The settlement benefit was previously presented in "Business separation costs" prior to the adoption of pension guidance in the first quarter of fiscal year 2018. Refer to Note 2, New Accounting Guidance, to the consolidated financial statements for additional information.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 37.2% and 23.3% for the six months ended 31 March 2018 and 2017, respectively. The current year rate was higher primarily due to the enactment of the Tax Act, which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21% that is effective 1 January 2018, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Tax Act, our income tax provision for the six months ended 31 March 2018 reflects a discrete net income tax expense of $206.5. This included a deemed repatriation tax on accumulated unremitted foreign earnings and adjustments to the future cost of repatriation from foreign investments of $420.5, partially offset by a benefit of $214.0 primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate. This expense was partially offset by a tax benefit of $38.8 that resulted from the restructuring of foreign subsidiaries, a higher tax benefit from share-based compensation, and the mix of income in jurisdictions with a lower effective tax rate.
On a non-GAAP basis, the adjusted effective tax rate decreased from 22.4% in 2017 to 18.6% in 2018. We estimate that the lower U.S. federal statutory rate and other impacts of the Tax Act reduced our effective tax rate by approximately 2.8% for the six months ended 31 March 2018. The current year rate was also lower due to a higher tax benefit from share-based compensation and the mix of income in other jurisdictions with a lower effective tax rate.
We are reporting the impacts of the Tax Act provisionally based upon reasonable estimates. The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, the final cash balances for fiscal year 2018, further book to U.S. tax adjustments for the earnings of foreign entities, the issuance of additional guidance, as well as our ongoing analysis of the Tax Act.
At this time, we do not anticipate a significant change in our full-year rate in fiscal year 2019 versus our estimated fiscal year 2018 full-year rate on a non-GAAP basis related to provisions of the Tax Act.
Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information.
Discontinued Operations
The results of PMD and EfW are reflected in our consolidated financial statements as discontinued operations. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional information.
Segment Analysis
Industrial Gases – Americas

	Six Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$1,823.0	$1,754.0	$69.0	4%
Operating income	439.5	446.5	(7.0)	(2)%
Operating margin	24.1%	25.5%		(140 bp)
Equity affiliates’ income	35.5	27.7	7.8	28%
Adjusted EBITDA	715.1	702.0	13.1	2%
Adjusted EBITDA margin	39.2%	40.0%		(80 bp)

Industrial Gases – Americas Sales

% Change from Prior Year
Underlying business
Volume	4%
Price	—%
Currency	1%
Energy and natural gas cost pass-through	(1)%
Total Industrial Gases – Americas Sales Change	4%
Sales of $1,823.0 increased 4%, or $69.0. Underlying sales were up 4% from higher volumes as pricing was flat. The volume increase was primarily driven by higher hydrogen volumes. Lower energy and natural gas cost pass-through to customers decreased sales by 1%, and favorable currency impacts increased sales by 1%.
Industrial Gases – Americas Operating Income and Margin
Operating income of $439.5 decreased 2%, or $7.0, primarily due to higher costs of $22 and lower pricing, net of power and fuel costs, of $7, mostly offset by higher volumes of $19 and favorable currency impacts of $3. The higher costs included higher planned maintenance costs. Operating margin of 24.1% decreased 140 bp from the prior year, primarily due to higher costs.
Industrial Gases – Americas Equity Affiliates’ Income
Equity affiliates’ income of $35.5 increased $7.8 due to volume growth and favorable currency.
Industrial Gases – EMEA

	Six Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$1,077.5	$813.9	$263.6	32%
Operating income	221.2	178.6	42.6	24%
Operating margin	20.5%	21.9%		(140 bp)
Equity affiliates’ income	24.2	17.8	6.4	36%
Adjusted EBITDA	345.2	280.2	65.0	23%
Adjusted EBITDA margin	32.0%	34.4%		(240 bp)
Industrial Gases – EMEA Sales

% Change from Prior Year
Underlying business
Volume	18%
Price	1%
Energy and natural gas cost pass-through	1%
Currency	12%
Total Industrial Gases – EMEA Sales Change	32%
Sales of $1,077.5 increased 32%, or $263.6. Underlying sales were up 19% from higher volumes of 18% and higher pricing of 1%. The volume increase was primarily driven by a new hydrogen plant in India and higher merchant and onsite volumes. Higher energy and natural gas cost pass-through to customers increased sales by 1%. Favorable currency impacts, primarily from the Euro and British Pound Sterling, increased sales by 12%.
Industrial Gases – EMEA Operating Income and Margin
Operating income of $221.2 increased 24%, or $42.6, due to higher volumes of $22 and favorable currency impacts of $20. Operating margin of 20.5% decreased 140 bp from the prior year, primarily due to lower margins on the new hydrogen volumes in India.

Industrial Gases – EMEA Equity Affiliates’ Income
Equity affiliates’ income of $24.2 increased $6.4, primarily due to volume growth, lower costs, and favorable currency.
Industrial Gases – Asia

	Six Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$1,201.2	$874.2	$327.0	37%
Operating income	324.2	230.7	93.5	41%
Operating margin	27.0%	26.4%		60 bp
Equity affiliates’ income	29.6	26.4	3.2	12%
Adjusted EBITDA	473.2	353.1	120.1	34%
Adjusted EBITDA margin	39.4%	40.4%		(100 bp)
Industrial Gases – Asia Sales

% Change from Prior Year
Underlying business
Volume	26%
Price	5%
Energy and natural gas cost pass-through	—
Currency	6%
Total Industrial Gases – Asia Sales Change	37%
Sales of $1,201.2 increased 37%, or $327.0. Underlying sales were up 31% from higher volumes of 26% and higher pricing of 5%. The volume increase was primarily driven by an equipment sale resulting from the termination of a contract in the first quarter of fiscal year 2018, new plant onstreams, and higher merchant volumes. Merchant pricing improved across Asia driven primarily by China. Energy and natural gas cost pass-through to customers was flat versus the prior year. Favorable currency impacts, primarily from the Chinese Renminbi, South Korean Won, and Taiwan Dollar, increased sales by 6%.
Industrial Gases – Asia Operating Income and Margin
Operating income of $324.2 increased 41%, or $93.5, due to higher volumes of $66, favorable price, net of power costs, of $32, and favorable currency impacts of $14, partially offset by higher operating costs of $18. Operating margin of 27.0% increased 60 bp as higher volumes and favorable price, net of power costs, were partially offset by the dilutive impact of the equipment sale noted above and unfavorable cost performance.
Industrial Gases – Asia Equity Affiliates’ Income
Equity affiliates’ income of $29.6 increased $3.2 due to higher volumes.
Industrial Gases – Global

	Six Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$234.7	$364.4	($129.7)	(36)%
Operating income	21.6	30.9	(9.3)	(30)%
Adjusted EBITDA	25.8	34.9	(9.1)	(26)%
Industrial Gases – Global Sales and Operating Income
Sales of $234.7 decreased 36%, or $129.7. The decrease in sales was primarily driven by lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia.
Operating income of $21.6 decreased 30%, or $9.3, primarily due to the lower sale of equipment activity.

Corporate and other

	Six Months Ended
	31 March
	2018	2017	$ Change	% Change
Sales	$35.9	$56.1	($20.2)	(36)%
Operating loss	(90.4)	(70.0)	(20.4)	(29)%
Adjusted EBITDA	(85.3)	(63.4)	(21.9)	(35)%
Corporate and other Sales and Operating Loss
Sales of $35.9 decreased 36%, or $20.2, primarily due to lower activity in our LNG projects and our helium container business. Operating loss of $90.4 increased 29%, or $20.4, primarily due to lower LNG activity.
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

Presented below are reconciliations of the reported GAAP results to the non-GAAP measures for the second quarter and first six months of fiscal year 2018 and 2017:
CONSOLIDATED RESULTS

	Continuing Operations
	Three Months Ended 31 March
Q2 2018 vs. Q2 2017	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2018 GAAP	$455.4	21.1%		$43.7	$56.2	$416.4	$1.89
2017 GAAP	395.6	20.0%		34.2	94.5	304.4	1.39
Change GAAP	$59.8	110	bp	$9.5	($38.3)	$112.0	$.50
% Change GAAP	15%			28%	(41)%	37%	36%
2018 GAAP	$455.4	21.1%		$43.7	$56.2	$416.4	$1.89
Tax restructuring benefit	—	—%		—	38.8	(38.8)	(.18)
2018 Non-GAAP Measure	$455.4	21.1%		$43.7	$95.0	$377.6	$1.71
2017 GAAP	$395.6	20.0%		$34.2	$94.5	$304.4	$1.39
Cost reduction and asset actions	10.3	.5%		—	3.1	7.2	.03
Pension settlement loss	—	—%		—	1.5	2.6	.01
2017 Non-GAAP Measure	$405.9	20.5%		$34.2	$99.1	$314.2	$1.43
Change Non-GAAP Measure	$49.5	60	bp	$9.5	($4.1)	$63.4	$.28
% Change Non-GAAP Measure	12%			28%	(4)%	20%	20%

	Continuing Operations
	Six Months Ended 31 March
2018 vs. 2017	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2018 GAAP	$916.1	21.0%		$57.5	$348.0	$572.0	$2.59
2017 GAAP	723.9	18.7%		72.2	172.9	556.0	2.53
Change GAAP	$192.2	230	bp	($14.7)	$175.1	$16.0	$.06
% Change GAAP	27%			(20)%	101%	3%	2%
2018 GAAP	$916.1	21.0%		$57.5	$348.0	$572.0	$2.59
Tax reform repatriation	—	—%		32.5	(420.5)	453.0	2.06
Tax reform rate change and other	—	—%		—	214.0	(214.0)	(.97)
Tax restructuring benefit	—	—%		—	38.8	(38.8)	(.18)
2018 Non-GAAP Measure	$916.1	21.0%		$90.0	$180.3	$772.2	$3.50
2017 GAAP	$723.9	18.7%		$72.2	$172.9	$556.0	$2.53
Business separation costs	32.5	.8%		—	3.7	26.5	.12
Tax costs associated with business separation	—	—%		—	(2.7)	2.7	.01
Cost reduction and asset actions	60.3	1.6%		—	11.9	48.4	.23
Pension settlement loss	—	—%		—	1.5	2.6	.01
2017 Non-GAAP Measure	$816.7	21.1%		$72.2	$187.3	$636.2	$2.90
Change Non-GAAP Measure	$99.4	(10	)bp	$17.8	($7.0)	$136.0	$.60
% Change Non-GAAP Measure	12%			25%	(4)%	21%	21%

(A)	Operating margin is calculated by dividing operating income by sales.

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
Below is a reconciliation of Income from Continuing Operations on a GAAP basis to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2018	2017	2018	2017
Income from Continuing Operations(A)	$423.6	$310.1	$586.3	$568.3
Add: Interest expense	30.4	30.5	60.2	60.0
Less: Other non-operating income (expense), net	11.1	5.3	20.9	5.1
Add: Income tax provision	56.2	94.5	348.0	172.9
Add: Depreciation and amortization	240.0	211.8	467.9	417.9
Add: Business separation costs	—	—	—	32.5
Add: Cost reduction and asset actions	—	10.3	—	60.3
Add: Tax reform repatriation - equity method investment	—	—	32.5	—
Adjusted EBITDA	$739.1	$651.9	$1,474.0	$1,306.8
Change GAAP
Income from continuing operations change	$113.5		$18.0
Income from continuing operations % change	37%		3%
Change Non-GAAP
Adjusted EBITDA change	$87.2		$167.2
Adjusted EBITDA % change	13%		13%

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment operating income to Adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Three Months Ended 31 March 2018
Operating income (loss)	$222.3		$116.7		$148.7		$12.1	($44.4)	$455.4
Operating margin	24.3%		20.8%		26.7%				21.1%
Three Months Ended 31 March 2017
Operating income (loss)	$223.2		$88.6		$112.3		$22.7	($40.9)	$405.9
Operating margin	25.1%		21.4%		25.8%				20.5%
Operating income (loss) change	($.9)		$28.1		$36.4		($10.6)	($3.5)	$49.5
Operating income (loss) % change	—%		32%		32%		(47)%	(9)%	12%
Operating margin change	(80	) bp	(60	) bp	90	bp			60	bp
NON-GAAP MEASURE
Three Months Ended 31 March 2018
Operating income (loss)	$222.3		$116.7		$148.7		$12.1	($44.4)	$455.4
Add: Depreciation and amortization	122.3		50.7		62.6		1.9	2.5	240.0
Add: Equity affiliates' income	16.9		11.1		15.4		.3	—	43.7
Adjusted EBITDA	$361.5		$178.5		$226.7		$14.3	($41.9)	$739.1
Adjusted EBITDA margin	39.6%		31.8%		40.7%				34.3%
Three Months Ended 31 March 2017
Operating income (loss)	$223.2		$88.6		$112.3		$22.7	($40.9)	$405.9
Add: Depreciation and amortization	116.0		41.6		49.3		1.7	3.2	211.8
Add: Equity affiliates' income	13.0		8.3		12.9		—	—	34.2
Adjusted EBITDA	$352.2		$138.5		$174.5		$24.4	($37.7)	$651.9
Adjusted EBITDA margin	39.6%		33.4%		40.0%				32.9%
Adjusted EBITDA change	$9.3		$40.0		$52.2		($10.1)	($4.2)	$87.2
Adjusted EBITDA % change	3%		29%		30%		(41)%	(11)%	13%
Adjusted EBITDA margin change	—		(160	) bp	70	bp			140	bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Six Months Ended 31 March 2018
Operating income (loss)	$439.5		$221.2		$324.2		$21.6	($90.4)	$916.1
Operating margin	24.1%		20.5%		27.0%				21.0%
Six Months Ended 31 March 2017
Operating income (loss)	$446.5		$178.6		$230.7		$30.9	($70.0)	$816.7
Operating margin	25.5%		21.9%		26.4%				21.1%
Operating income (loss) change	($7.0)		$42.6		$93.5		($9.3)	($20.4)	$99.4
Operating income (loss) % change	(2)%		24%		41%		(30)%	(29)%	12%
Operating margin change	(140	) bp	(140	) bp	60	bp			(10	) bp
NON-GAAP MEASURE
Six Months Ended 31 March 2018
Operating income (loss)	$439.5		$221.2		$324.2		$21.6	($90.4)	$916.1
Add: Depreciation and amortization	240.1		99.8		119.4		3.5	5.1	467.9
Add: Equity affiliates' income	35.5		24.2		29.6		.7	—	90.0
Adjusted EBITDA	$715.1		$345.2		$473.2		$25.8	($85.3)	$1,474.0
Adjusted EBITDA margin	39.2%		32.0%		39.4%				33.7%
Six Months Ended 31 March 2017
Operating income (loss)	$446.5		$178.6		$230.7		$30.9	($70.0)	$816.7
Add: Depreciation and amortization	227.8		83.8		96.0		3.7	6.6	417.9
Add: Equity affiliates' income	27.7		17.8		26.4		.3	—	72.2
Adjusted EBITDA	$702.0		$280.2		$353.1		$34.9	($63.4)	$1,306.8
Adjusted EBITDA margin	40.0%		34.4%		40.4%				33.8%
Adjusted EBITDA change	$13.1		$65.0		$120.1		($9.1)	($21.9)	$167.2
Adjusted EBITDA % change	2%		23%		34%		(26)%	(35)%	13%
Adjusted EBITDA margin change	(80	) bp	(240	) bp	(100	) bp			(10	) bp
Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2018	2017	2018	2017
Segment total	$455.4	$405.9	$916.1	$816.7
Business separation costs	—	—	—	(32.5)
Cost reduction and asset actions	—	(10.3)	—	(60.3)
Consolidated Total	$455.4	$395.6	$916.1	$723.9

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Equity Affiliates' Income	2018	2017	2018	2017
Segment total	$43.7	$34.2	$90.0	$72.2
Tax reform repatriation - equity method investment	—	—	(32.5)	—
Consolidated Total	$43.7	$34.2	$57.5	$72.2

INCOME TAXES
The tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense impact of the transactions and is impacted primarily by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. For additional discussion on the fiscal year 2018 non-GAAP tax adjustments, including the impact of the Tax Act, refer to Note 17, Income Taxes, to the consolidated financial statements.

	Effective Tax Rate
	Three Months Ended 31 March		Six Months Ended 31 March
	2018	2017	2018	2017
Income Tax Provision—GAAP	$56.2	$94.5	$348.0	$172.9
Income From Continuing Operations Before Taxes—GAAP	$479.8	$404.6	$934.3	$741.2
Effective Tax Rate—GAAP	11.7%	23.4%	37.2%	23.3%
Income Tax Provision—GAAP	$56.2	$94.5	$348.0	$172.9
Business separation costs	—	—	—	3.7
Tax costs associated with business separation	—	—	—	(2.7)
Cost reduction and asset actions	—	3.1	—	11.9
Pension settlement loss	—	1.5	—	1.5
Tax reform repatriation	—	—	(420.5)	—
Tax reform rate change and other	—	—	214.0	—
Tax restructuring benefit	38.8	—	38.8	—
Income Tax Provision—Non-GAAP Measure	$95.0	$99.1	$180.3	$187.3
Income From Continuing Operations Before Taxes—GAAP	$479.8	$404.6	$934.3	$741.2
Business separation costs	—	—	—	30.2
Cost reduction and asset actions	—	10.3	—	60.3
Pension settlement loss	—	4.1	—	4.1
Tax reform repatriation - equity method investment	—	—	32.5	—
Income From Continuing Operations Before Taxes—Non-GAAP Measure	$479.8	$419.0	$966.8	$835.8
Effective Tax Rate—Non-GAAP Measure	19.8%	23.7%	18.6%	22.4%

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
For the six months ended 31 March 2018 and 2017, total company net periodic pension cost was $25.2 and $36.2, respectively. We recognized service-related costs of $26.3 and $27.4, respectively, on our consolidated income statements within operating income. The non-service benefit of $1.1 and cost of $8.8 were included in "Other non-operating income (expense), net" for the six months ended 31 March 2018 and 2017, respectively. The decrease in pension expense in fiscal year 2018 results from lower loss amortization primarily due to favorable asset experience and the effects of the disposition of the former Materials Technologies segment. The costs capitalized in fiscal year 2018 and 2017 were not material.
For the six months ended 31 March 2018 and 2017, we recognized a pension settlement loss of $3.3 and $5.8, respectively, in "Other non-operating income (expense), net" on our consolidated income statements to accelerate recognition of a portion of actuarial gains and losses deferred in accumulated other comprehensive loss. The pension settlement loss in fiscal year 2018 was associated with the U.S. Supplementary Pension Plan. The pension settlement loss in fiscal year 2017 resulted from the disposition of the former Materials Technologies segment. We expect total pension settlement losses of approximately $6 in fiscal year 2018.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2018 and 2017, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $35.9 and $40.8, respectively. Total contributions for fiscal 2018 are expected to be approximately $50 to $70. During fiscal 2017, total contributions were $64.1.
Refer to Note 11, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.
LIQUIDITY AND CAPITAL RESOURCES
We have consistent access to commercial paper markets, and our cash balance and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 31 March 2018, we had $1,408.4 of foreign cash and cash items compared to total cash and cash items of $3,066.9. As a result of the Tax Act, we currently do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon subsequent repatriation to the United States. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes.
Operating Activities
For the first six months of 2018, cash provided by operating activities was $1,110.1. Income from continuing operations of $572.0 was adjusted for items including depreciation and amortization, deferred income taxes, impacts from the Tax Act, undistributed earnings of unconsolidated affiliates, share-based compensation, and noncurrent capital lease receivables. The tax reform repatriation adjustment of $310.3 represents our obligation for the deemed repatriation tax resulting from the Tax Act and is payable over a period of eight years. Undistributed earnings of unconsolidated affiliates includes $32.5 of expense resulting from the Tax Act. See Note 17, Income Taxes, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $260.8, primarily driven by $260.4 from payables and accrued liabilities. The use of cash within payables and accrued liabilities is primarily driven by a decrease in customer advances of $68.1, primarily related to sale of equipment activity, a $47.6 decrease in accrued incentive compensation due to payments on the 2017 plan, and $23.8 of severance payments.
For the first six months of 2017, cash provided by operating activities was $861.2, which includes income from continuing operations of $556.0. The working capital accounts were a use of cash of $149.7, primarily driven by payables and accrued liabilities, trade receivables, and other working capital, partially offset by other receivables. The decrease in payables and accrued liabilities of $178.6 was primarily driven by a decrease in customer advances of $85.1 related to our joint venture in Jazan, Saudi Arabia, and a $75.8 decrease in accrued incentive compensation due to payments on the 2016 plan. The decrease in trade receivables of $53.8 includes amounts billed to our joint venture in Jazan, Saudi Arabia. Other working capital was a use of $51.4, primarily driven by payments for accrued income taxes. The decrease in other receivables, which resulted in a source of $118.4, was primarily due to the maturity of forward foreign exchange contracts that hedged intercompany loans.

We estimate that cash paid for taxes, net of refunds, on a continuing operations basis was $153.7 and $275.0 for the six months ended 31 March 2018 and 2017, respectively.
Investing Activities
For the first six months of 2018, cash used for investing activities was $544.9. Capital expenditures for plant and equipment were $572.5. Cash paid for acquisitions, net of cash acquired, was $271.4. See Note 6, Business Combinations, to the consolidated financial statements for further details. Net proceeds from the maturities of short-term investments was a source of cash of $267.2.
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
Capital expenditures are detailed in the table below:

	Six Months Ended
	31 March
	2018	2017
Additions to plant and equipment	$572.5	$532.2
Acquisitions, less cash acquired	271.4	—
Investment in and advances to unconsolidated affiliates	—	8.9
Capital expenditures on a GAAP basis	$843.9	$541.1
Capital lease expenditures(A)	12.3	5.8
Capital expenditures on a Non-GAAP basis	$856.2	$546.9

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

We expect capital expenditures of approximately $1,800 to $2,000 on a GAAP and non-GAAP basis in fiscal year 2018. This range includes our investment in our joint venture, Air Products Lu’an (Changzhi) Co., Ltd., with Lu’An Clean Energy Company, which closed on 26 April 2018. See Note 6, Business Combinations, to the consolidated financial statements for additional information.
Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technologies that are under firm contracts. The sales backlog for the Company at 31 March 2018 was $317, compared to $481 at 30 September 2017.
Financing Activities
For the first six months of 2018, cash used for financing activities was $815.6. This consisted primarily of repayment on long-term debt of $409.2 and dividend payments to shareholders of $415.5. Payments on long-term debt primarily related to the repayment of a 1.2% U.S. Senior Note of $400.0 that matured on 16 October 2017.
For the first six months of 2017, cash used for financing activities was $1,661.8. This consisted primarily of repayments of commercial paper and short-term borrowings of $816.6, payments on long-term debt of $469.7, and dividend payments to shareholders of $374.0. Payments on long-term debt primarily consisted of the repayment of a 4.625% Eurobond of €300 million ($317.2) that matured on 15 March 2017 and $138.0 for the repayment of industrial revenue bonds.
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

Financing and Capital Structure
Capital needs were satisfied primarily with cash from operations. Total debt at 31 March 2018 and 30 September 2017, expressed as a percentage of total capitalization (total debt plus total equity), was 25.0% and 28.0%, respectively. Total debt decreased from $3,962.8 at 30 September 2017 to $3,566.5 at 31 March 2018, primarily due to the repayment of the 1.2% U.S. Senior Note.
On 31 March 2017, we entered into a five-year $2,500.0 revolving credit agreement with a syndicate of banks (the “2017 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. The 2017 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2017 Credit Agreement as of 31 March 2018.
Commitments totaling $16.6 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 31 March 2018.
As of 31 March 2018, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2018, we did not purchase any of our outstanding shares. At 31 March 2018, $485.3 in share repurchase authorization remained.
CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. As discussed in Note 17, Income Taxes, to the consolidated financial statements, our income tax provision includes an expense for a deemed repatriation tax on unremitted foreign earnings resulting from the Tax Act that was enacted during the first quarter of fiscal year 2018. Of the expense, $263 is recorded in noncurrent liabilities and will be paid over eight years beginning in fiscal year 2019.
Our unconditional purchase obligations for helium purchases were approximately $6,500 as of 31 March 2018. The majority of these obligations occur after fiscal year 2022. Helium purchases include crude feedstock supply to multiple helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in the energy sector are longer than those in merchant, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
On 10 September 2017, Air Products signed an agreement to form a joint venture, Air Products Lu’an (Changzhi) Co., Ltd. ("the JV"), with Lu’An Clean Energy Company ("Lu'An"). Air Products has already invested $300 to build, own, and operate four large air separation units to supply the Changzhi City site. Under the agreement, Air Products will contribute the air separation units and invest an additional $500 to acquire gasification and syngas clean-up assets from Lu'An. Air Products will own 60% of the JV and will consolidate its financial results. On 26 April 2018, we completed the formation of the JV and paid cash of approximately 1.7 billion RMB (approximately $270). We expect to make a final payment of approximately 1.5 billion RMB (approximately $230 as of 26 April 2018) in the fourth quarter of 2018. See Note 6, Business Combinations, to the consolidated financial statements for additional information.
Other than the above, there have been no material changes to our contractual obligations since 30 September 2017.
COMMITMENTS AND CONTINGENCIES
Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements for information concerning our commitments and contingencies, including litigation and environmental matters.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements since 30 September 2017. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS
Our principal related parties are equity affiliates operating in the industrial gas business. In 2015, we entered into a long-term sale of equipment contract to engineer, procure, and construct industrial gas facilities with a 25%-owned joint venture for Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. The agreement included terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Sales related to this contract are included in the results of our Industrial Gases – Global segment. During the three and six months ended 31 March 2018, sales were approximately $60 and $150, respectively, related to this contract. During the three and six months ended 31 March 2017, sales were approximately $170 and $280, respectively.
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
Revenue Recognition
Revenue from equipment sale contracts is recorded primarily using the percentage-of-completion method. Changes in estimates on projects accounted for under the percentage-of-completion method favorably impacted operating income by approximately $10 and $12 for the three months ended 31 March 2018 and 2017, respectively.
We assess the performance of our sale of equipment projects as they progress. Our earnings could be positively or negatively impacted by changes to our forecast of revenues and costs on these projects in the future.
Income Taxes
On 22 December 2017, the United States enacted the Tax Act, which had a significant impact on our consolidated financial statements for the six months ended 31 March 2018. The impacts reflect provisional amounts for which accounting was incomplete but a reasonable estimate could be determined. Updates to the estimates are permissible for a period of no greater than one year. Refer to Note 17, Income Taxes, to the consolidated financial statements for additional information.
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
The net financial instrument position decreased from a liability of $3,832.3 at 30 September 2017 to a liability of $3,453.5 at 31 March 2018. The decrease was due primarily to the repayment of long-term debt.
Interest Rate Risk
There were no material changes to the sensitivity analysis related to the fixed portion of our debt portfolio since 30 September 2017.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2017.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at period end, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $330 and $312 in the net liability position of financial instruments at 31 March 2018 and 30 September 2017, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 31 March 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 March 2018, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 March 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 26 April 2018	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer