Form 10-Q
period 2019-03-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2019-04-24
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 31 March 2019
Common Stock, $1 par value	220,132,561

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of dollars, except for share and per share data)	2019	2018	2019	2018
Sales	$2,187.7	$2,155.7	$4,411.7	$4,372.3
Cost of sales	1,474.7	1,506.5	3,018.7	3,078.3
Facility closure	—	—	29.0	—
Selling and administrative	190.0	194.6	379.6	386.2
Research and development	16.9	14.5	31.9	29.1
Other income (expense), net	10.4	15.3	19.0	37.4
Operating Income	516.5	455.4	971.5	916.1
Equity affiliates' income	46.2	43.7	99.1	57.5
Interest expense	35.4	30.4	72.7	60.2
Other non-operating income (expense), net	13.7	11.1	32.2	20.9
Income From Continuing Operations Before Taxes	541.0	479.8	1,030.1	934.3
Income tax provision	107.5	56.2	239.6	348.0
Income From Continuing Operations	433.5	423.6	790.5	586.3
Loss From Discontinued Operations, net of tax	—	—	—	(1.0)
Net Income	433.5	423.6	790.5	585.3
Net Income Attributable to Noncontrolling Interests of Continuing Operations	12.2	7.2	21.7	14.3
Net Income Attributable to Air Products	$421.3	$416.4	$768.8	$571.0
Net Income Attributable to Air Products
Income from continuing operations	$421.3	$416.4	$768.8	$572.0
Loss from discontinued operations	—	—	—	(1.0)
Net Income Attributable to Air Products	$421.3	$416.4	$768.8	$571.0
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.91	$1.90	$3.49	$2.61
Loss from discontinued operations	—	—	—	—
Net Income Attributable to Air Products	$1.91	$1.90	$3.49	$2.61
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$1.90	$1.89	$3.48	$2.59
Loss from discontinued operations	—	—	—	—
Net Income Attributable to Air Products	$1.90	$1.89	$3.48	$2.59
Weighted Average Common Shares – Basic (in millions)	220.2	219.4	220.0	219.2
Weighted Average Common Shares – Diluted (in millions)	221.4	220.8	221.2	220.7
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of dollars)	2019	2018
Net Income	$433.5	$423.6
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $8.0 and ($13.2)	51.3	125.6
Net gain (loss) on derivatives, net of tax of ($8.7) and $4.0	(35.4)	17.8
Reclassification adjustments:
Derivatives, net of tax of $11.5 and ($3.3)	36.9	(7.5)
Pension and postretirement benefits, net of tax of $6.0 and $7.9	18.7	26.6
Total Other Comprehensive Income	71.5	162.5
Comprehensive Income	505.0	586.1
Net Income Attributable to Noncontrolling Interests	12.2	7.2
Other Comprehensive Income Attributable to Noncontrolling Interests	5.1	2.2
Comprehensive Income Attributable to Air Products	$487.7	$576.7

	Six Months Ended
	31 March
(Millions of dollars)	2019	2018
Net Income	$790.5	$585.3
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $12.9 and ($19.8)	(16.8)	262.0
Net gain (loss) on derivatives, net of tax of ($9.4) and ($1.3)	(45.7)	8.3
Pension and postretirement benefits, net of tax of ($0.8) and $–	(3.9)	—
Reclassification adjustments:
Currency translation adjustment	—	3.1
Derivatives, net of tax of $10.7 and ($1.6)	33.8	(6.7)
Pension and postretirement benefits, net of tax of $11.0 and $18.9	33.9	49.5
Total Other Comprehensive Income	1.3	316.2
Comprehensive Income	791.8	901.5
Net Income Attributable to Noncontrolling Interests	21.7	14.3
Other Comprehensive Income Attributable to Noncontrolling Interests	4.2	4.1
Comprehensive Income Attributable to Air Products	$765.9	$883.1
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of dollars, except for share and per share data)	2019	2018
Assets
Current Assets
Cash and cash items	$2,735.9	$2,791.3
Short-term investments	2.6	184.7
Trade receivables, net	1,258.5	1,207.2
Inventories	408.3	396.1
Prepaid expenses	102.4	129.6
Other receivables and current assets	387.5	373.3
Total Current Assets	4,895.2	5,082.2
Investment in net assets of and advances to equity affiliates	1,279.3	1,277.2
Plant and equipment, at cost	21,986.3	21,490.2
Less: accumulated depreciation	11,792.5	11,566.5
Plant and equipment, net	10,193.8	9,923.7
Goodwill, net	811.9	788.9
Intangible assets, net	418.6	438.5
Noncurrent capital lease receivables	974.7	1,013.3
Other noncurrent assets	671.0	654.5
Total Noncurrent Assets	14,349.3	14,096.1
Total Assets	$19,244.5	$19,178.3
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,513.7	$1,817.8
Accrued income taxes	70.7	59.6
Short-term borrowings	54.1	54.3
Current portion of long-term debt	434.5	406.6
Total Current Liabilities	2,073.0	2,338.3
Long-term debt	2,933.0	2,967.4
Long-term debt – related party	369.2	384.3
Other noncurrent liabilities	1,560.5	1,536.9
Deferred income taxes	805.4	775.1
Total Noncurrent Liabilities	5,668.1	5,663.7
Total Liabilities	7,741.1	8,002.0
Commitments and Contingencies - See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2019 and 2018 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,047.7	1,029.3
Retained earnings	13,662.0	13,409.9
Accumulated other comprehensive loss	(1,744.8)	(1,741.9)
Treasury stock, at cost (2019 - 29,323,023 shares; 2018 - 29,940,339 shares)	(2,048.6)	(2,089.2)
Total Air Products Shareholders’ Equity	11,165.7	10,857.5
Noncontrolling Interests	337.7	318.8
Total Equity	11,503.4	11,176.3
Total Liabilities and Equity	$19,244.5	$19,178.3
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of dollars)	2019	2018
Operating Activities
Net income	$790.5	$585.3
Less: Net income attributable to noncontrolling interests of continuing operations	21.7	14.3
Net income attributable to Air Products	768.8	571.0
Loss from discontinued operations	—	1.0
Income from continuing operations attributable to Air Products	768.8	572.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	520.1	467.9
Deferred income taxes	27.5	(94.4)
Tax reform repatriation	46.2	310.3
Facility closure	29.0	—
Undistributed earnings of unconsolidated affiliates	(27.2)	(1.0)
Gain on sale of assets and investments	(2.3)	(2.4)
Share-based compensation	21.2	22.5
Noncurrent capital lease receivables	47.6	47.2
Other adjustments	(3.5)	44.7
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(55.4)	(30.2)
Inventories	(14.2)	5.5
Other receivables	49.6	11.0
Payables and accrued liabilities	(125.5)	(260.4)
Other working capital	3.9	13.3
Cash Provided by Operating Activities	1,285.8	1,106.0
Investing Activities
Additions to plant and equipment	(963.5)	(572.5)
Acquisitions, less cash acquired	(106.3)	(271.4)
Investment in and advances to unconsolidated affiliates	(1.4)	—
Proceeds from sale of assets and investments	3.8	34.4
Purchases of investments	(5.3)	(345.7)
Proceeds from investments	187.9	612.9
Other investing activities	2.7	1.5
Cash Used for Investing Activities	(882.1)	(540.8)
Financing Activities
Long-term debt proceeds	—	.5
Payments on long-term debt	(2.7)	(409.2)
Net decrease in commercial paper and short-term borrowings	(6.6)	(22.4)
Dividends paid to shareholders	(483.1)	(415.5)
Proceeds from stock option exercises	45.4	52.7
Other financing activities	(12.8)	(21.7)
Cash Used for Financing Activities	(459.8)	(815.6)
Discontinued Operations
Cash used for operating activities	—	(3.1)
Cash provided by investing activities	—	18.6
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	—	15.5
Effect of Exchange Rate Changes on Cash	.7	28.2
Decrease in cash and cash items	(55.4)	(206.7)
Cash and Cash items – Beginning of Year	2,791.3	3,273.6
Cash and Cash Items – End of Period	$2,735.9	$3,066.9
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended
	31 March 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2018	$249.4	$1,029.3	$13,409.9	($1,741.9)	($2,089.2)	$10,857.5	$318.8	$11,176.3
Net income	—	—	768.8	—	—	768.8	21.7	790.5
Other comprehensive income (loss)	—	—	—	(2.9)	—	(2.9)	4.2	1.3
Dividends on common stock (per share $2.26)	—	—	(497.5)	—	—	(497.5)	—	(497.5)
Dividends to noncontrolling interests	—	—	—	—	—	—	(7.0)	(7.0)
Share-based compensation	—	20.7	—	—	—	20.7	—	20.7
Issuance of treasury shares for stock option and award plans	—	(.9)	—	—	40.6	39.7	—	39.7
Cumulative change in accounting principle	—	—	(17.1)	—	—	(17.1)	—	(17.1)
Other equity transactions	—	(1.4)	(2.1)	—	—	(3.5)		(3.5)
Balance at 31 March 2019	$249.4	$1,047.7	$13,662.0	($1,744.8)	($2,048.6)	$11,165.7	$337.7	$11,503.4

	Six Months Ended
	31 March 2018
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2017	$249.4	$1,001.1	$12,846.6	($1,847.4)	($2,163.5)	$10,086.2	$99.3	$10,185.5
Net income attributable to Air Products	—	—	571.0	—	—	571.0	14.3	585.3
Other comprehensive income (loss)	—	—	—	312.1	—	312.1	4.1	316.2
Dividends on common stock (per share $2.05)	—	—	(449.1)	—	—	(449.1)	—	(449.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(10.6)	(10.6)
Share-based compensation	—	21.8	—	—	—	21.8	—	21.8
Issuance of treasury shares for stock option and award plans	—	(12.3)	—	—	52.4	40.1	—	40.1
Other equity transactions	—	.6	(1.9)	—	—	(1.3)	5.3	4.0
Balance at 31 March 2018	$249.4	$1,011.2	$12,966.6	($1,535.3)	($2,111.1)	$10,580.8	$112.4	$10,693.2

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended
	31 March 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 December 2018	$249.4	$1,030.4	$13,497.9	($1,811.2)	($2,083.6)	$10,882.9	$320.5	$11,203.4
Net income	—	—	421.3	—	—	421.3	12.2	433.5
Other comprehensive income (loss)	—	—	—	66.4	—	66.4	5.1	71.5
Dividends on common stock (per share $1.16)	—	—	(255.9)	—	—	(255.9)	—	(255.9)
Dividends to noncontrolling interests	—	—	—	—	—	—	(.1)	(.1)
Share-based compensation	—	11.8	—	—	—	11.8	—	11.8
Issuance of treasury shares for stock option and award plans	—	6.7	—	—	35.0	41.7	—	41.7
Other equity transactions	—	(1.2)	(1.3)	—	—	(2.5)	—	(2.5)
Balance at 31 March 2019	$249.4	$1,047.7	$13,662.0	($1,744.8)	($2,048.6)	$11,165.7	$337.7	$11,503.4

	Three Months Ended
	31 March 2018
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 December 2017	$249.4	$998.1	$12,792.3	($1,695.6)	($2,128.9)	$10,215.3	$105.9	$10,321.2
Net income	—	—	416.4	—	—	416.4	7.2	423.6
Other comprehensive income (loss)	—	—	—	160.3	—	160.3	2.2	162.5
Dividends on common stock (per share $1.10)	—	—	(241.1)	—	—	(241.1)	—	(241.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)
Share-based compensation	—	10.7	—	—	—	10.7	—	10.7
Issuance of treasury shares for stock option and award plans	—	2.4	—	—	17.8	20.2	—	20.2
Other equity transactions	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Balance at 31 March 2018	$249.4	$1,011.2	$12,966.6	($1,535.3)	($2,111.1)	$10,580.8	$112.4	$10,693.2
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
Refer to our 2018 Form 10-K for a description of major accounting policies. During the first six months of fiscal year 2019, these policies were impacted by the implementation of certain new accounting guidance, including the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and all related amendments (“the new revenue standard”). We adopted the new revenue standard as of 1 October 2018 under the modified retrospective approach. Comparative prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. Our updated revenue recognition policy, which reflects the principles under the new revenue standard, is discussed below.
Other than the adoption of new accounting guidance as discussed in Note 2, New Accounting Guidance, there have been no notable changes to our accounting policies during the first six months of fiscal year 2019.
Certain prior year information has been reclassified to conform to the fiscal year 2019 presentation.

Revenue Recognition
The Company recognizes revenue when or as performance obligations are satisfied, which occurs when control is transferred to the customer.
We determine the transaction price of our contracts based on the amount of consideration to which we expect to be entitled to receive in exchange for the goods or services provided. Our contracts within the scope of revenue guidance do not contain payment terms that include a significant financing component.
Sales returns and allowances are not a business practice in the industry.
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
For additional information, refer to Note 3, Revenue Recognition.

2. NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2019
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued the new revenue standard, which is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We adopted this guidance under the modified retrospective approach as of 1 October 2018. Upon adoption, we no longer present "Contracts in progress, less progress billings" on our consolidated balance sheets and have expanded disclosure requirements. Otherwise, adoption of this guidance did not impact our consolidated financial statements, and no adjustment was necessary to opening retained earnings. Accordingly, sales presented during the first six months of fiscal year 2019 would not change if presented under accounting standards in effect prior to 1 October 2018.
For additional information, including the balance sheet impacts of no longer presenting "Contracts in progress, less progress billings" and expanded disclosures under the new revenue standard, refer to Note 3, Revenue Recognition.
Cash Flow Statement Classification
In August 2016, the FASB issued guidance to reduce diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows. We adopted this guidance retrospectively in the first quarter of fiscal year 2019 and elected to use the cumulative earnings approach to determine the classification of distributions received from equity affiliates. As a result, we reclassified $4.1 of net activity from operating activities to investing activities for the six months ended 31 March 2018.

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
We will adopt this guidance in fiscal year 2020 using a modified retrospective approach with the election to apply the guidance as of the adoption date instead of the earliest comparative period presented in the consolidated financial statements.
We expect to elect the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical lease classification. We intend to also elect the practical expedient related to land easements, allowing us to carry forward our current accounting treatment for land easements on existing agreements. In addition, we expect to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases as of the date of adoption.
We are evaluating the impact the guidance will have on our consolidated financial statements. In addition, we are implementing a new software application to administer the accounting and disclosure requirements under the new guidance.
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
Hedging Activities
In August 2017, the FASB issued guidance on hedging activities to expand the related presentation and disclosure requirements, change how companies assess effectiveness, and eliminate the separate measurement and reporting of hedge ineffectiveness. The guidance also enables more hedging strategies to become eligible for hedge accounting. The guidance is effective in fiscal year 2020, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness within equity as of the beginning of the fiscal year the guidance is adopted. The amended presentation and disclosure guidance is applied prospectively. We are evaluating the impact this guidance will have on our consolidated financial statements and expect to adopt this guidance at the beginning of fiscal year 2020.
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
Industrial Gases – Regional
Our regional industrial gases businesses produce and sell atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air) and process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, syngas, and specialty gases. We distribute gases to our sale of gas customers through different supply modes depending on various factors including the customer's volume requirements and location. Our supply modes are as follows:
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

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Three Months Ended 31 March 2019
On-site	$580.9	$178.6	$386.0	$—	$—	$1,145.5	52%
Merchant	410.8	315.8	239.4	—	—	966.0	44%
Sale of Equipment	—	—	—	53.8	22.4	76.2	4%
Total	$991.7	$494.4	$625.4	$53.8	$22.4	$2,187.7	100%

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Six Months Ended 31 March 2019
On-site	$1,176.9	$400.8	$767.0	$—	$—	$2,344.7	53%
Merchant	804.0	617.8	485.2	—	—	1,907.0	43%
Sale of Equipment	—	—	—	122.0	38.0	160.0	4%
Total	$1,980.9	$1,018.6	$1,252.2	$122.0	$38.0	$4,411.7	100%

Approximately 4% of total consolidated sales for the three and six months ended 31 March 2019 was associated with lease revenue relating to our on-site supply mode and therefore not within the scope of the new revenue standard.

Remaining Performance Obligations
As of 31 March 2019, the transaction price allocated to remaining performance obligations is estimated to be approximately $14 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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
The table below summarizes the balance sheet impacts of no longer presenting "Contracts in progress, less progress billings" upon adoption of the new revenue standard on 1 October 2018:

	30 September 2018	New Revenue Standard Adjustments	1 October 2018
Assets
Current Assets
Cash and cash items	$2,791.3	$—	$2,791.3
Short-term investments	184.7	—	184.7
Trade receivables, net	1,207.2	—	1,207.2
Inventories	396.1	—	396.1
Contracts in progress, less progress billings	77.5	(77.5)	—
Prepaid expenses	129.6	—	129.6
Other receivables and current assets	295.8	103.7	399.5
Total Current Assets	5,082.2	26.2	5,108.4
Total Noncurrent Assets	14,096.1	—	14,096.1
Total Assets	$19,178.3	$26.2	$19,204.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,817.8	$26.2	$1,844.0
Accrued income taxes	59.6	—	59.6
Short-term borrowings	54.3	—	54.3
Current portion of long-term debt	406.6	—	406.6
Total Current Liabilities	2,338.3	26.2	2,364.5
Total Noncurrent Liabilities	5,663.7	—	5,663.7
Total Liabilities	8,002.0	26.2	8,028.2
Total Equity	11,176.3	—	11,176.3
Total Liabilities and Equity	$19,178.3	$26.2	$19,204.5

The table below details balances arising from contracts with customers as of our most recent balance sheet date and our date of adoption:

	31 March 2019	1 October 2018
Assets
Contract assets – current	$34.6	$53.0
Contract fulfillment costs – current	65.9	50.7
Liabilities
Contract liabilities – current	194.2	174.5
Contract liabilities – noncurrent	50.2	53.5

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
Costs to obtain a contract, or contract acquisition costs, are capitalized only after we have established a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs for the three and six months ended 31 March 2019 were not material.
Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue when or as we perform under the contract. The increase in the contract liability balance during the first half of fiscal year 2019 primarily related to achievement of contractual milestones on sale of equipment projects. During the six months ended 31 March 2019, we recognized revenue of approximately $75 that was included within our contract liabilities as of 30 September 2018. The current and noncurrent portions of our contract liabilities are included within "Payables and accrued liabilities" and "Other noncurrent liabilities" on our consolidated balance sheets, respectively. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.
Changes in contract asset and liability balances during the six months ended 31 March 2019 were not materially impacted by any other factors.

4. ACQUISITIONS
Fiscal Year 2019 Acquisition
During the second quarter of fiscal year 2019, we completed the acquisition of ACP Europe SA, the largest independent carbon dioxide business in Continental Europe, for an aggregate purchase price, net of cash acquired, of $106.3. We expect this acquisition to enable us to better serve existing merchant customers and pursue new industrial gas growth opportunities across additional European geographies. The results of this business are consolidated within our Industrial Gases – EMEA segment and did not materially impact our consolidated income statements for the periods presented.
The acquisition was accounted for as a business combination and resulted in the recognition of $74.6 of plant and equipment and $38.0 of goodwill, partially offset by net liabilities acquired. The goodwill recognized on the transaction, none of which is deductible for tax purposes, was recorded in the Industrial Gases – EMEA segment and is attributable to expected growth and cost synergies.

The acquired assets and liabilities were recorded at their estimated fair values, which were calculated based on a preliminary purchase price allocation prepared by management. We may record adjustments to these assets and liabilities during the preliminary purchase price allocation period, which could be up to one year from the acquisition date.
Fiscal Year 2018 Acquisitions
During the first six months of fiscal year 2018, we completed five acquisitions that were accounted for as business combinations. These acquisitions had an aggregate purchase price, net of cash acquired, of $281.0. The largest of the acquisitions was completed during the first quarter of fiscal year 2018 and primarily consisted of three air separation units serving onsite and merchant customers in China, which strengthened our position in the region. The results of this business are consolidated within our Industrial Gases – Asia segment.

5. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2019	2018
Finished goods	$140.4	$125.4
Work in process	23.6	21.2
Raw materials, supplies and other	244.3	249.5
Inventories	$408.3	$396.1

6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2019 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2018	$162.1	$424.4	$171.9	$20.1	$10.4	$788.9
Acquisitions	—	38.0	—	—	—	38.0
Currency translation and other	(2.0)	(13.4)	.3	(.2)	.3	(15.0)
Goodwill, net at 31 March 2019	$160.1	$449.0	$172.2	$19.9	$10.7	$811.9

	31 March	30 September
	2019	2018
Goodwill, gross	$1,203.8	$1,194.7
Accumulated impairment losses(A)	(391.9)	(405.8)
Goodwill, net	$811.9	$788.9

(A)	Accumulated impairment losses are attributable to our Latin America reporting unit (LASA) within the Industrial Gases – Americas segment and include the impacts of currency translation.

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

Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2019 is 2.6 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 March 2019		30 September 2018
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$2,773.8	0.4	$2,489.1	0.4
Net investment hedges	472.4	1.2	457.5	1.7
Not designated	826.7	1.1	1,736.1	0.8
Total Forward Exchange Contracts	$4,072.9	0.6	$4,682.7	0.7

The notional value of forward exchange contracts not designated decreased from the prior year as a result of maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €910.4 million ($1,021.3) at 31 March 2019 and €908.8 million ($1,054.6) at 30 September 2018. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 March 2019, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.

Cross Currency Interest Rate Swap Contracts
We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps primarily between U.S. Dollars and Chinese Renminbi, U.S. Dollars and Indian Rupee, and U.S. Dollars and Chilean Pesos.
The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2019				30 September 2018
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.60%	1.1	$600.0	LIBOR	2.60%	1.6
Cross currency interest rate swaps (net investment hedge)	$263.6	4.61%	3.12%	3.2	$201.7	4.42%	2.97%	3.1
Cross currency interest rate swaps (cash flow hedge)	$1,024.0	5.03%	2.99%	2.2	$1,052.7	4.99%	2.89%	2.3
Cross currency interest rate swaps (not designated)	$12.6	2.55%	3.72%	5.0	$80.2	4.88%	3.43%	3.9

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March 2019	30 September 2018	Balance Sheet Location	31 March 2019	30 September 2018
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$32.8	$24.9	Accrued liabilities	$39.6	$37.0
Interest rate management contracts	Other receivables	16.1	24.3	Accrued liabilities	.9	2.3
Forward exchange contracts	Other noncurrent assets	29.2	19.8	Other noncurrent liabilities	1.1	4.6
Interest rate management contracts	Other noncurrent assets	26.9	48.7	Other noncurrent liabilities	14.8	11.6
Total Derivatives Designated as Hedging Instruments		$105.0	$117.7		$56.4	$55.5
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$8.2	$7.9	Accrued liabilities	$13.2	$14.9
Interest rate management contracts	Other receivables	—	4.0	Accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	23.3	16.2	Other noncurrent liabilities	26.3	23.7
Interest rate management contracts	Other noncurrent assets	.1	.3	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$31.6	$28.4		$39.5	$38.6
Total Derivatives		$136.6	$146.1		$95.9	$94.1

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	($19.8)	$31.9	$—	$—	($15.6)	($14.1)	($35.4)	$17.8
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	(.1)	4.0	—	—	—	—	(.1)	4.0
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	18.8	(29.3)	—	—	14.4	15.8	33.2	(13.5)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	3.2	1.6	—	—	.6	.7	3.8	2.3
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	—	(.3)	—	—	—	—	—	(.3)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$—	($3.6)	$—	($3.6)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$6.2	($15.2)	$17.2	($22.2)	($2.7)	($23.3)	$20.7	($60.7)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	($2.2)	$1.6	$—	$—	($1.3)	($2.2)	($3.5)	($.6)

	Six Months Ended 31 March
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	($15.8)	$39.4	$—	$—	($29.9)	($31.1)	($45.7)	$8.3
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.4	5.0	—	—	—	—	.4	5.0
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	9.5	(46.9)	—	—	16.2	32.2	25.7	(14.7)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	6.3	2.2	—	—	1.3	1.3	7.6	3.5
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	.1	(.5)	—	—	—	—	.1	(.5)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$2.6	($6.8)	$2.6	($6.8)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$18.0	($22.7)	$26.8	($39.5)	($2.1)	($34.5)	$42.7	($96.7)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	($2.3)	$.1	$—	$—	($.5)	($3.5)	($2.8)	($3.4)

(A)	Includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of unrealized gains and losses related to cash flow hedges as of 31 March 2019 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $23.7 and $33.4 as of 31 March 2019 and 30 September 2018, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $83.3 and $97.6 as of 31 March 2019 and 30 September 2018, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments primarily include time deposits and treasury securities with original maturities greater than three months and less than one year. The estimated fair value of the short-term investments, which approximates carrying value as of 31 March 2019 and 30 September 2018, was determined using level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
The carrying values and fair values of financial instruments were as follows:

	31 March 2019		30 September 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$93.5	$93.5	$68.8	$68.8
Interest rate management contracts	43.1	43.1	77.3	77.3
Liabilities
Derivatives
Forward exchange contracts	$80.2	$80.2	$80.2	$80.2
Interest rate management contracts	15.7	15.7	13.9	13.9
Long-term debt, including current portion and related party	3,736.7	3,798.1	3,758.3	3,788.2

The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 March 2019				30 September 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$93.5	$—	$93.5	$—	$68.8	$—	$68.8	$—
Interest rate management contracts	43.1	—	43.1	—	77.3	—	77.3	—
Total Assets at Fair Value	$136.6	$—	$136.6	$—	$146.1	$—	$146.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$80.2	$—	$80.2	$—	$80.2	$—	$80.2	$—
Interest rate management contracts	15.7	—	15.7	—	13.9	—	13.9	—
Total Liabilities at Fair Value	$95.9	$—	$95.9	$—	$94.1	$—	$94.1	$—

9. RETIREMENT BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans for the three and six months ended 31 March 2019 and 2018 were as follows:

	Pension Benefits
	2019		2018
Three Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$5.3	$4.9	$6.4	$6.6
Interest cost	28.4	9.0	26.8	9.6
Expected return on plan assets	(43.1)	(19.2)	(50.4)	(21.1)
Prior service cost amortization	.3	.1	.4	—
Actuarial loss amortization	16.5	2.8	22.2	10.3
Settlements	5.0	—	1.5	—
Special termination benefits	—	—	.4	—
Other	—	.1	—	.1
Net Periodic Benefit Cost (Total)	$12.4	($2.3)	$7.3	$5.5

	Pension Benefits
	2019		2018
Six Months Ended 31 March	U.S.	International	U.S.	International
Service cost	$10.7	$9.8	$12.8	$12.9
Interest cost	56.8	18.0	53.5	18.8
Expected return on plan assets	(86.2)	(38.1)	(100.8)	(41.3)
Prior service cost amortization	.6	.1	.8	—
Actuarial loss amortization	32.6	5.6	43.9	20.3
Settlements	5.8	.2	3.3	—
Special termination benefits	.7	—	.4	—
Other	—	.4	—	.6
Net Periodic Benefit Cost (Total)	$21.0	($4.0)	$13.9	$11.3
Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2019 and 2018 were not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
For the six months ended 31 March 2019 and 2018, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $25.5 and $35.9, respectively. Total contributions for fiscal year 2019 are expected to be approximately $45 to $65. During fiscal year 2018, total contributions were $68.3.
Pension Settlement Loss
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. During the second quarter of fiscal year 2019, we recognized a pension settlement loss of $5.0 to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. Supplementary Pension Plan. The loss is reflected on our consolidated income statements within “Other non-operating income (expense), net.”

U.K. Lloyds Pensions Equalization Ruling
On 26 October 2018, the United Kingdom High Court issued a ruling related to the equalization of pension plan participants’ benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, we estimated the impact of retroactively increasing benefits in our U.K. plan in accordance with the High Court ruling. We treated the additional benefits as a prior service cost which resulted in an increase to our projected benefit obligation and accumulated other comprehensive loss of $4.7 during the first quarter of fiscal year 2019. We will amortize this cost over the average remaining life expectancy of the U.K. participants. Given the immaterial effect on the U.K. plan's projected benefit, an interim remeasurement was not performed.

10. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $46 at 31 March 2019) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $46 at 31 March 2019) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2019 and 30 September 2018 included an accrual of $72.4 and $76.8, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $72 to a reasonably possible upper exposure of $86 as of 31 March 2019.
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

PACE
At 31 March 2019, $25.0 of the environmental accrual was related to the Pace facility.
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
PIEDMONT
At 31 March 2019, $15.2 of the environmental accrual was related to the Piedmont site.
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
PASADENA
At 31 March 2019, $11.9 of the environmental accrual was related to the Pasadena site.
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

11. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the six months ended 31 March 2019, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 March 2019, there were 4,455,475 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2019	2018	2019	2018
Before-tax share-based compensation cost	$11.9	$10.7	$21.2	$22.5
Income tax benefit	(2.8)	(2.1)	(5.0)	(5.3)
After-tax share-based compensation cost	$9.1	$8.6	$16.2	$17.2

Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first six months of fiscal years 2019 and 2018 was not material.
Deferred Stock Units
During the six months ended 31 March 2019, we granted 114,929 market-based deferred stock units. The market-based deferred stock units are earned at the end of the performance period beginning 1 October 2018 and ending 30 September 2021, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
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

In addition, during the six months ended 31 March 2019, we granted 160,539 time-based deferred stock units at a weighted average grant-date fair value of $166.27.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and six months ended 31 March 2019:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2018	($50.9)	($1,077.1)	($683.2)	($1,811.2)
Other comprehensive income (loss) before reclassifications	(35.4)	51.3	—	15.9
Amounts reclassified from AOCL	36.9	—	18.7	55.6
Net current period other comprehensive income	1.5	51.3	18.7	71.5
Amount attributable to noncontrolling interests	.1	5.0	—	5.1
Balance at 31 March 2019	($49.5)	($1,030.8)	($664.5)	($1,744.8)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2018	($37.6)	($1,009.8)	($694.5)	($1,741.9)
Other comprehensive loss before reclassifications	(45.7)	(16.8)	(3.9)	(66.4)
Amounts reclassified from AOCL	33.8	—	33.9	67.7
Net current period other comprehensive income (loss)	(11.9)	(16.8)	30.0	1.3
Amount attributable to noncontrolling interests	—	4.2	—	4.2
Balance at 31 March 2019	($49.5)	($1,030.8)	($664.5)	($1,744.8)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2019	2018	2019	2018
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	($.1)	$4.0	$.4	$5.0
Other income/expense, net	33.2	(13.8)	25.8	(15.2)
Interest expense	3.8	2.3	7.6	3.5
Total (Gain) Loss on Cash Flow Hedges, net of tax	$36.9	($7.5)	$33.8	($6.7)
Currency Translation Adjustment(A)	$—	$—	$—	$3.1
Pension and Postretirement Benefits, net of tax(B)	$18.7	$26.6	$33.9	$49.5

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

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2019	2018	2019	2018
Numerator
Income from continuing operations	$421.3	$416.4	$768.8	$572.0
Loss from discontinued operations	—	—	—	(1.0)
Net Income Attributable to Air Products	$421.3	$416.4	$768.8	$571.0
Denominator (in millions)
Weighted average common shares — Basic	220.2	219.4	220.0	219.2
Effect of dilutive securities
Employee stock option and other award plans	1.2	1.4	1.2	1.5
Weighted average common shares — Diluted	221.4	220.8	221.2	220.7
Basic EPS Attributable to Air Products
Income from continuing operations	$1.91	$1.90	$3.49	$2.61
Loss from discontinued operations	—	—	—	—
Net Income Attributable to Air Products	$1.91	$1.90	$3.49	$2.61
Diluted EPS Attributable to Air Products
Income from continuing operations	$1.90	$1.89	$3.48	$2.59
Loss from discontinued operations	—	—	—	—
Net Income Attributable to Air Products	$1.90	$1.89	$3.48	$2.59

For the three and six months ended 31 March 2019, there were no antidilutive outstanding share-based awards. Outstanding share-based awards of .1 million were antidilutive and therefore excluded from the computation of diluted EPS for the three and six months ended 31 March 2018.

14. INCOME TAXES
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. Our consolidated income statements for the six months ended 31 March 2019 reflect a discrete net income tax expense of $40.6 recorded during the first quarter of fiscal year 2019 to adjust our estimates of the impacts of the Tax Act. The net expense includes the reversal of the $56.2 benefit recorded in the fourth quarter of fiscal year 2018 related to the U.S. taxation of deemed foreign dividends. We recorded this reversal based on our intent to follow proposed regulations that were issued during the first quarter of 2019. Additionally, we recorded a benefit of $15.6 to reduce the total expected costs of the deemed repatriation tax.
For the six months ended 31 March 2018, our consolidated income statements reflect the impacts recorded during the first quarter of fiscal year 2018, which include a discrete net income tax expense of $206.5 for our initial provisional estimates of the impacts of the Tax Act and a reduction to equity affiliates' income of $32.5 for future costs of repatriation related to the Tax Act that will be borne by an equity affiliate.
Effective 31 December 2018, our accounting for the provisions of the Tax Act is no longer considered provisional. However, further adjustments could be made to this calculation as a result of future guidance, adjustments to tax return filing positions, or tax examinations of the years impacted by the calculation.
Tax Restructuring Benefit
In the second quarter of fiscal year 2018, we recognized a $38.8 tax benefit, net of reserves for uncertain tax positions, and a decrease in net deferred tax liabilities resulting from the restructuring of foreign subsidiaries.

Effective Tax Rate
Our effective tax rate was 19.9% and 23.3% for the three and six months ended 31 March 2019, respectively. Our effective tax rate was 11.7% and 37.2% for the three and six months ended 31 March 2018, respectively. The current and prior year effective tax rates were primarily impacted by the Tax Act and restructuring benefit discussed above.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $165.6 and $153.7 for the six months ended 31 March 2019 and 2018, respectively.

15. SUPPLEMENTAL INFORMATION
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements for the six months ended 31 March 2019 and has been excluded from segment results. Annual sales and operating income associated with this customer prior to the facility closure were not material to the Industrial Gases – Asia segment. We do not expect to recognize additional charges related to this shutdown.
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners. Sales to related parties totaled approximately $80 and $165 for the three and six months ended 31 March 2019, respectively, and $70 and $175 for the three and six months ended 31 March 2018, respectively. Agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.
During fiscal year 2018, we completed the formation of Air Products Lu An (Changzhi) Co., Ltd. ("the JV"), a 60%-owned joint venture with Lu'An Clean Energy Company ("Lu'An"), and the JV acquired gasification and syngas clean-up assets from Lu'An. In connection with the acquisition, Lu'An made a loan to the JV of 2.6 billion RMB and we established a liability of 2.3 billion RMB for cash payments expected to be made to or on behalf of Lu'An in 2019. Long-term debt payable to Lu'An of $369.2 and $384.3 as of 31 March 2019 and 30 September 2018, respectively, is presented on the consolidated balance sheets as "Long-term debt – related party." As of 31 March 2019, $24.1 of the loan is reflected within "Current portion of long-term debt." The expected remaining cash payments are presented within "Payables and accrued liabilities" and were .6 billion RMB ($82.7) as of 31 March 2019. As of 30 September 2018, this liability was 2.2 billion RMB ($330.0).

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
Our reporting segments are:

•	Industrial Gases – Americas

•	Industrial Gases – EMEA (Europe, Middle East, and Africa)

•	Industrial Gases – Asia

•	Industrial Gases – Global

•	Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Three Months Ended 31 March 2019
Sales	$991.7	$494.4	$625.4	$53.8	$22.4	$2,187.7
Operating income (loss)	255.6	122.5	199.7	(12.2)	(49.1)	516.5
Depreciation and amortization	124.9	46.3	84.9	2.0	4.0	262.1
Equity affiliates' income	17.8	13.3	13.8	1.3	—	46.2
Three Months Ended 31 March 2018
Sales	$913.2	$561.6	$557.6	$101.7	$21.6	$2,155.7
Operating income (loss)	222.3	116.7	148.7	12.1	(44.4)	455.4
Depreciation and amortization	122.3	50.7	62.6	1.9	2.5	240.0
Equity affiliates' income	16.9	11.1	15.4	.3	—	43.7

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Six Months Ended 31 March 2019
Sales	$1,980.9	$1,018.6	$1,252.2	$122.0	$38.0	$4,411.7
Operating income (loss)	474.8	228.1	401.5	(8.3)	(95.6)	1,000.5
Depreciation and amortization	250.5	92.6	164.8	4.1	8.1	520.1
Equity affiliates' income	40.4	27.0	30.0	1.7	—	99.1
Six Months Ended 31 March 2018
Sales	$1,823.0	$1,077.5	$1,201.2	$234.7	$35.9	$4,372.3
Operating income (loss)	439.5	221.2	324.2	21.6	(90.4)	916.1
Depreciation and amortization	240.1	99.8	119.4	3.5	5.1	467.9
Equity affiliates' income	35.5	24.2	29.6	.7	—	90.0
Total Assets
31 March 2019	$5,885.6	$3,333.7	$6,167.0	$257.8	$3,600.4	$19,244.5
30 September 2018	5,904.0	3,280.4	5,899.5	240.1	3,854.3	19,178.3

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

Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. For the six months ended 31 March 2019 and 2018, changes in estimates favorably impacted operating income by approximately $10.
Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2019	2018	2019	2018
Segment total	$516.5	$455.4	$1,000.5	$916.1
Facility closure	—	—	(29.0)	—
Consolidated Total	$516.5	$455.4	$971.5	$916.1

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Equity Affiliates' Income	2019	2018	2019	2018
Segment total	$46.2	$43.7	$99.1	$90.0
Tax reform repatriation - equity method investment	—	—	—	(32.5)
Consolidated Total	$46.2	$43.7	$99.1	$57.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2018 Form 10-K. An analysis of results for the second quarter and first six months of fiscal year 2019 is provided in this Management’s Discussion and Analysis.
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
The discussion of results that follows includes comparisons to certain non-GAAP ("adjusted") financial measures. The presentation of non-GAAP measures is intended to provide investors, potential investors, securities analysts, and others with useful supplemental information to evaluate the performance of the business because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliations of reported GAAP results to non‑GAAP measures are presented on pages 44-50. Descriptions of the excluded items appear on page 35 and pages 40-41.

SECOND QUARTER 2019 VS. SECOND QUARTER 2018
SECOND QUARTER 2019 IN SUMMARY

•
Sales of $2,187.7 increased 1%, or $32.0, as positive underlying sales and higher energy and natural gas cost pass-through to customers were mostly offset by unfavorable currency impacts and a contract modification to a tolling arrangement in India in December 2018.

•	Operating income of $516.5 increased 13%, or $61.1, and operating margin of 23.6% increased 250 basis points (bp).

•	Income from continuing operations of $421.3 increased 1%, or $4.9. On a non-GAAP basis, adjusted income from continuing operations of $425.1 increased 13%, or $47.5.

•	Diluted EPS of $1.90 increased 1%, or $.01. On a non-GAAP basis, adjusted diluted EPS of $1.92 increased 12%, or $.21. A summary table of changes in diluted EPS is presented below.

•	Adjusted EBITDA of $824.8 increased 12%, or $85.7. Adjusted EBITDA margin of 37.7% increased 340 bp.

•
We increased our quarterly dividend by 5% from $1.10 to $1.16 per share, or $4.64 per share annually. This is the 37th consecutive year that we have increased our dividend payment, reflecting continued confidence in our financial strength, significant cash flows, and growth outlook.

Changes in Diluted EPS Attributable to Air Products

	Three Months Ended
	31 March		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$1.90	$1.89	$.01
Operating Income Impact (after-tax)
Underlying business
Volume			$.15
Price, net of variable costs			.21
Other costs			(.06)
Currency			(.08)
Total Operating Income Impact (after-tax)			$.22
Other Impact (after-tax)
Equity affiliates' income			$.01
Interest expense			(.02)
Other non-operating income (expense), net			.01
Tax restructuring			(.18)
Noncontrolling interests			(.02)
Weighted average diluted shares			(.01)
Total Other Impact (after-tax)			($.21)
Total Change in Diluted EPS from Continuing Operations – GAAP			$.01

	Three Months Ended
	31 March		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$1.90	$1.89	$.01
Pension settlement loss	.02	—	.02
Tax restructuring	—	(.18)	.18
Diluted EPS from Continuing Operations – Non-GAAP Measure	$1.92	$1.71	$.21

SECOND QUARTER RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 March
	2019	2018	$ Change	Change
Sales	$2,187.7	$2,155.7	$32.0	1%
Operating income	516.5	455.4	61.1	13%
Operating margin	23.6%	21.1%		250	bp
Equity affiliates’ income	46.2	43.7	2.5	6%
Income from continuing operations	421.3	416.4	4.9	1%
Non-GAAP Measures
Adjusted EBITDA	$824.8	$739.1	$85.7	12%
Adjusted EBITDA margin	37.7%	34.3%		340 bp

Sales	% Change from Prior Year
Underlying business
Volume	3%
Price	3%
Energy and natural gas cost pass-through	1%
Currency	(4)%
Other	(2)%
Total Consolidated Sales Change	1%
Sales of $2,187.7 increased 1.0%, or $32.0. Higher underlying sales of 6% were driven by favorable volumes and positive pricing, both up 3% versus the prior year. The volume increase was primarily driven by new project onstreams, mainly the Lu'An project in Asia, with positive base business growth partially offset by lower sale of equipment activity on the Jazan project as the project nears completion. Excluding the lower Jazan sales, volumes would have increased 5%. The pricing improvement was largely attributable to our merchant businesses across the regional segments. Higher energy and natural gas cost pass-through to customers increased sales by 1%, while unfavorable currency impacts driven by the strengthening of the U.S. dollar against all major currencies decreased sales by 4%. Finally, the modification of an existing hydrogen supply contract to a tolling arrangement in India, reflected in the table above as "Other," decreased sales by 2%.
Operating Income and Margin
Operating income of $516.5 increased 13%, or $61.1, as positive pricing, net of power and fuel costs, of $58 and favorable volumes of $42 were partially offset by unfavorable currency impacts of $22 and higher net operating costs of $17. The increase in net operating costs was primarily driven by higher costs, including planned maintenance. Operating margin of 23.6% increased 250 bp as positive pricing and favorable volumes were partially offset by higher net operating costs.
Adjusted EBITDA
We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain non-GAAP adjustments, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.
Adjusted EBITDA of $824.8 increased 12%, or $85.7, primarily due to higher volumes and positive pricing, partially offset by unfavorable currency impacts and higher operating costs. Adjusted EBITDA margin of 37.7% increased 340 bp, primarily due to favorable volumes, positive pricing, and the India contract modification.
Equity Affiliates' Income
Equity affiliates' income of $46.2 increased 6%, or $2.5, primarily due to sales associated with the Jazan Gas Projects Company joint venture.
Cost of Sales and Gross Margin
Cost of sales of $1,474.7 decreased 2%, or $31.8, as favorable currency impacts of $55 and lower costs, primarily attributable to the modification of our hydrogen supply contract to a tolling arrangement in India, of $31 were partially offset by higher energy and natural gas cost pass-through to customers of $31 and higher costs attributable to sales volumes of $23. Gross margin of 32.6% increased 250 bp, primarily due to positive pricing and favorable volumes.
Selling and Administrative
Selling and administrative expense of $190.0 decreased 2%, or $4.6, primarily driven by favorable currency impacts. Selling and administrative expense as a percentage of sales decreased from 9.0% to 8.7%.
Research and Development
Research and development expense of $16.9 increased 17%, or $2.4. Research and development expense as a percentage of sales increased from .7% to .8%.
Other Income (Expense), Net
Items recorded to "Other income (expense), net" arise from transactions and events not directly related to our principal income earning activities. Other income (expense), net of $10.4 decreased 32%, or $4.9, primarily due to lower income from transition services agreements.

Interest Expense

	Three Months Ended
	31 March
	2019	2018
Interest incurred	$38.5	$34.4
Less: capitalized interest	3.1	4.0
Interest expense	$35.4	$30.4
Interest incurred increased 12%, or $4.1, as interest expense associated with financing the Lu'An joint venture was partially offset by a lower average interest rate on the debt portfolio and a favorable currency impact.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net of $13.7 increased 23%, or $2.6, primarily due to higher interest income on cash and cash items and short-term investments. Non-service pension benefits in the current year were offset by a pension settlement loss of $5.0 ($3.8 after-tax, or $.02 per share) associated with the U.S. Supplementary Pension Plan.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 19.9% and 11.7% in the second quarters of fiscal years 2019 and 2018, respectively. The current year rate was higher primarily due to a prior year tax benefit of $38.8 that resulted from the restructuring of foreign subsidiaries. Refer to Note 14, Income Taxes, to the consolidated financial statements for additional information. On a non-GAAP basis, the adjusted effective tax rate increased slightly from 19.8% in fiscal year 2018 to 19.9% in fiscal year 2019.
Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$991.7	$913.2	$78.5	9%
Operating income	255.6	222.3	33.3	15%
Operating margin	25.8%	24.3%		150 bp
Equity affiliates’ income	17.8	16.9	.9	5%
Adjusted EBITDA	398.3	361.5	36.8	10%
Adjusted EBITDA margin	40.2%	39.6%		60 bp

Sales	% Change from Prior Year
Underlying business
Volume	5%
Price	3%
Energy and natural gas cost pass-through	3%
Currency	(2)%
Total Industrial Gases – Americas Sales Change	9%
Sales of $991.7 increased 9%, or $78.5. Underlying sales were up 8% from higher volumes of 5% and higher pricing of 3%. The volume increase was primarily attributable to increased hydrogen demand and base merchant business growth in North America. Our South America business did not perform well during the second quarter of fiscal year 2019 due to weak economic conditions in the region, particularly in Argentina. The pricing improvement was attributable to our merchant business. Higher energy and natural gas cost pass-through to customers increased sales by 3%, while unfavorable currency impacts decreased sales by 2%.

Operating income of $255.6 increased 15%, or $33.3, as favorable volumes of $25 and higher pricing, net of power and fuel costs, of $22 were partially offset by higher costs of $12 and unfavorable currency impacts of $2. The higher costs were primarily driven by higher planned maintenance. Operating margin of 25.8% increased 150 bp, primarily due to higher volumes and positive pricing, partially offset by unfavorable cost performance.
Equity affiliates’ income of $17.8 increased 5%, or $.9.
Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$494.4	$561.6	($67.2)	(12)%
Operating income	122.5	116.7	5.8	5%
Operating margin	24.8%	20.8%		400 bp
Equity affiliates’ income	13.3	11.1	2.2	20%
Adjusted EBITDA	182.1	178.5	3.6	2%
Adjusted EBITDA margin	36.8%	31.8%		500 bp

Sales	% Change from Prior Year
Underlying business
Volume	—%
Price	3%
Energy and natural gas cost pass-through	1%
Currency	(7)%
Other	(9)%
Total Industrial Gases – EMEA Sales Change	(12)%
Sales of $494.4 decreased 12%, or $67.2. Underlying sales were up 3% from higher pricing of 3%, primarily driven by our merchant business. Energy and natural gas cost pass-through to customers increased sales by 1%. Unfavorable currency impacts, primarily from the Euro and British Pound Sterling, decreased sales by 7%, and the modification of an existing hydrogen supply contract to a tolling arrangement in India, reflected in the table above as "Other," decreased sales by 9%.
Operating income of $122.5 increased 5%, or $5.8, primarily due to higher pricing, net of power and fuel costs, of $14, partially offset by unfavorable currency impacts of $8. Operating margin of 24.8% increased 400 bp primarily due to the impact of the contract modification to a tolling arrangement in India and favorable pricing.
Equity affiliates’ income of $13.3 increased 20%, or $2.2, primarily due to sales associated with the Jazan Gas Projects Company joint venture.
Industrial Gases – Asia

	Three Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$625.4	$557.6	$67.8	12%
Operating income	199.7	148.7	51.0	34%
Operating margin	31.9%	26.7%		520 bp
Equity affiliates’ income	13.8	15.4	(1.6)	(10)%
Adjusted EBITDA	298.4	226.7	71.7	32%
Adjusted EBITDA margin	47.7%	40.7%		700 bp

Sales	% Change from Prior Year
Underlying business
Volume	12%
Price	5%
Energy and natural gas cost pass-through	—%
Currency	(5)%
Total Industrial Gases – Asia Sales Change	12%
Sales of $625.4 increased 12%, or $67.8. Underlying sales increased 17% from higher volumes of 12% and higher pricing of 5%. The higher volumes were mostly attributable to new projects, primarily the full onstream of the Lu'An project. Pricing improved across our merchant products throughout the region. Energy and natural gas cost pass-through to customers was flat, while unfavorable currency impacts, primarily from the Chinese Renminbi and South Korean Won, decreased sales by 5%.
Operating income of $199.7 increased 34%, or $51.0, due to higher volumes of $43 and favorable pricing, net of power costs, of $22, partially offset by unfavorable currency impacts of $8 and higher net operating costs of $6. Operating margin of 31.9% increased 520 bp primarily due to higher volumes and favorable pricing, partially offset by higher costs.
Equity affiliates’ income of $13.8 decreased 10%, or $1.6, primarily due to lower volumes.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	Three Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$53.8	$101.7	($47.9)	(47)%
Operating income (loss)	(12.2)	12.1	(24.3)	(201)%
Adjusted EBITDA	(8.9)	14.3	(23.2)	(162)%
Sales of $53.8 decreased 47%, or $47.9, primarily due to lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. We expect to complete this project in 2019.
Operating loss of $12.2 decreased $24.3 from operating income of $12.1 in the prior year, primarily due to the lower sale of equipment activity.
Corporate and other
The Corporate and other segment includes our liquefied natural gas (LNG) and helium storage and distribution sale of equipment businesses and corporate support functions that benefit all segments. The results of the Corporate and other segment also include income and expense that is not directly associated with the other segments, such as foreign exchange gains and losses.

	Three Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$22.4	$21.6	$.8	4%
Operating loss	(49.1)	(44.4)	(4.7)	(11)%
Adjusted EBITDA	(45.1)	(41.9)	(3.2)	(8)%
Sales of $22.4 increased 4%, or $.8. Operating loss of $49.1 increased 11%, or $4.7, due to lower LNG activity.

FIRST SIX MONTHS 2019 VS. FIRST SIX MONTHS 2018
FIRST SIX MONTHS 2019 IN SUMMARY

•
Sales of $4,411.7 increased 1%, or $39.4, as higher energy and natural gas cost pass-through to customers and positive pricing were mostly offset by unfavorable currency impacts and a contract modification to a tolling arrangement in India in December 2018.

•
Operating income of $971.5 increased 6%, or $55.4, and operating margin of 22.0% increased 100 bp. On a non-GAAP basis, adjusted operating income of $1,000.5 increased 9%, or $84.4, and adjusted operating margin of 22.7% increased 170 bp.

•	Income from continuing operations of $768.8 increased 34%, or $196.8. On a non-GAAP basis, adjusted income from continuing operations of $835.3 increased 8%, or $63.1.

•	Diluted EPS of $3.48 increased 34%, or $.89. On a non-GAAP basis, adjusted diluted EPS of $3.78 increased 8%, or $.28. A summary table of changes in diluted earnings per share is presented below.

•	Adjusted EBITDA of $1,619.7 increased 10%, or $145.7. Adjusted EBITDA margin of 36.7% increased 300 bp.

•
We increased our quarterly dividend by 5% from $1.10 to $1.16 per share, or $4.64 per share annually. This is the 37th consecutive year that we have increased our dividend payment, reflecting continued confidence in our financial strength, significant cash flows, and growth outlook.

Changes in Diluted EPS Attributable to Air Products

	Six Months Ended
	31 March		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$3.48	$2.59	$.89
Operating Income Impact (after-tax)
Underlying business
Volume			$.29
Price, net of variable costs			.27
Other costs			(.12)
Currency			(.12)
Facility closure			(.10)
Total Operating Income Impact (after-tax)			$.22
Other Impact (after-tax)
Equity affiliates' income			.03
Interest expense			(.05)
Other non-operating income (expense), net			.04
Income tax			(.04)
Tax reform repatriation			2.13
Tax reform adjustment related to deemed foreign dividends			(.25)
Tax reform rate change and other			(.97)
Tax restructuring			(.18)
Noncontrolling interests			(.03)
Weighted average diluted shares			(.01)
Total Other Impact (after-tax)			$.67
Total Change in Diluted EPS from Continuing Operations – GAAP			$.89

	Six Months Ended
	31 March		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$3.48	$2.59	$.89
Facility closure	.10	—	.10
Pension settlement loss	.02	—	.02
Tax reform repatriation	(.07)	2.06	(2.13)
Tax reform adjustment related to deemed foreign dividends	.25	—	.25
Tax reform rate change and other	—	(.97)	.97
Tax restructuring	—	(.18)	.18
Diluted EPS from Continuing Operations – Non-GAAP Measure	$3.78	$3.50	$.28

FIRST SIX MONTHS RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Six Months Ended
	31 March
	2019	2018	$ Change	Change
Sales	$4,411.7	$4,372.3	$39.4	1%
Operating income	971.5	916.1	55.4	6%
Operating margin	22.0%	21.0%		100 bp
Equity affiliates’ income	99.1	57.5	41.6	72%
Income from continuing operations	768.8	572.0	196.8	34%
Non-GAAP Measures
Adjusted EBITDA	1,619.7	1,474.0	145.7	10%
Adjusted EBITDA margin	36.7%	33.7%		300 bp
Adjusted operating income	1,000.5	916.1	84.4	9%
Adjusted operating margin	22.7%	21.0%		170 bp
Adjusted equity affiliates' income	99.1	90.0	9.1	10%

Sales	% Change from Prior Year
Underlying business
Volume	—%
Price	2%
Energy and natural gas cost pass-through	3%
Currency	(3)%
Other	(1)%
Total Consolidated Sales Change	1%
Sales of $4,411.7 increased 1%, or $39.4. Higher underlying sales of 2% were driven by positive pricing as volume was flat. Positive volumes from new project onstreams, mainly the Lu'An project in Asia, and positive base business growth were offset by lower sale of equipment activity on the Jazan project as the project nears completion and a prior year equipment sale resulting from a contract termination in Asia. The pricing improvement was largely attributable to our merchant business across the regional segments. Higher energy and natural gas cost pass-through to customers increased sales by 3%, while unfavorable currency impacts driven by the strengthening of the U.S. dollar against all major currencies decreased sales by 3%. Finally, the modification of an existing hydrogen supply contract to a tolling arrangement in India, reflected in the table above as "Other," reduced sales by 1%.

Operating Income and Margin
Operating income of $971.5 increased 6%, or $55.4, as favorable volumes of $78 and positive pricing, net of power and fuel costs, of $73 were partially offset by unfavorable currency impacts of $34, higher net operating costs of $33, and a charge for a facility closure of $29. Operating margin of 22.0% increased 100 bp, primarily due to favorable volume mix and pricing, partially offset by higher energy and natural gas cost pass-through to customers and the impacts of the facility closure.
On a non-GAAP basis, adjusted operating income of $1,000.5 increased 9%, or $84.4, primarily due to favorable volumes and positive pricing, net of power and fuel costs, partially offset by unfavorable currency impacts and higher net operating costs. Adjusted operating margin of 22.7% increased 170 bp, primarily due to favorable volume mix and pricing, partially offset by higher energy and natural gas cost pass-through to customers.
Adjusted EBITDA
Adjusted EBITDA of $1,619.7 increased 10%, or $145.7, primarily due to favorable volumes and positive pricing, partially offset by unfavorable currency impacts. Adjusted EBITDA margin of 36.7% increased 300 bp, primarily due to favorable volume mix and positive pricing.
Equity Affiliates' Income
Equity affiliates' income of $99.1 increased $41.6, primarily due to a prior year expense of $32.5 resulting from the U.S. Tax Cuts and Jobs Act. Refer to Note 14, Income Taxes, to the consolidated financial statements for additional information. On a non-GAAP basis, adjusted equity affiliates' income of $99.1 increased 10%, or $9.1, primarily driven by favorable volumes and new plant contributions.
Cost of Sales and Gross Margin
Cost of sales, including the facility closure discussed below, of $3,047.7 decreased 1%, or $30.6, as favorable currency impacts of $94, lower costs attributable to sales volumes of $69, and lower costs of $26 were partially offset by higher energy and natural gas cost pass-through to customers of $129 and the facility closure of $29. Gross margin of 30.9% increased 130 bp, primarily due to positive pricing and favorable volume mix, partially offset by higher energy and natural gas cost pass-through to customers and the facility closure. Excluding the facility closure, adjusted cost of sales of $3,018.7 decreased 2%, or $59.6, and gross margin of 31.6% increased 200 bp, primarily due to positive pricing and favorable volume mix, partially offset by higher costs.
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 ($22.1 after-tax, or .10 per share) during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements for the six months ended 31 March 2019 and has been excluded from segment results. Annual sales and operating income associated with this customer prior to the facility closure were not material to the Industrial Gases – Asia segment. We do not expect to recognize additional charges related to this shutdown.
Selling and Administrative Expense
Selling and administrative expense of $379.6 decreased 2%, or $6.6. Selling and administrative expense, as a percentage of sales, decreased from 8.8% to 8.6%.
Research and Development
Research and development expense of $31.9 increased 10%, or $2.8. For both the six months ended 31 March 2019 and 2018, research and development expense, as a percentage of sales, was .7%.
Other Income (Expense), Net
Other income (expense), net of $19.0 decreased 49.0%, or $18.4, primarily due to lower income from transition services agreements and an unfavorable foreign exchange impact.

Interest Expense

	Six Months Ended
	31 March
	2019	2018
Interest incurred	$78.5	$67.0
Less: capitalized interest	5.8	6.8
Interest expense	$72.7	$60.2
Interest incurred increased 17%, or $11.5, as interest expense associated with financing the Lu'An joint venture was partially offset by favorable impacts from currency, a lower average interest rate on the debt portfolio, and a lower average debt balance.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $32.2 increased 54%, or $11.3, primarily due to higher interest income on cash and cash items and short-term investments. Non-service pension benefits in the current year were partially offset by a pension settlement loss of $5.0 ($3.8 after-tax, or $.02 per share) recognized during the second quarter. This loss was associated with the U.S. Supplementary Pension Plan.
Effective Tax Rate
The effective tax rate was 23.3% and 37.2% for the six months ended 31 March 2019 and 2018, respectively. The current year rate was lower primarily due to the impacts related to the enactment of the U.S. Tax Cuts and Jobs Act ("the Tax Act") in fiscal year 2018. This legislation significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Tax Act, we recorded net income tax expense of $40.6 and $206.5 in the first quarters of fiscal years 2019 and 2018, respectively. The current year net expense includes the reversal of a $56.2 benefit related to the U.S. taxation of deemed foreign dividends that was included in our fiscal year 2018 income tax provision. We reversed this benefit based on our intent to follow proposed regulations issued during the first quarter of 2019. The current year expense was partially offset by a $15.6 reduction to the total expected costs of the deemed repatriation tax for foreign tax redeterminations and other foreign tax adjustments that was recorded to complete our estimates of the impacts of the Tax Act. The higher 2018 expense resulting from the Tax Act was partially offset by a $38.8 tax benefit from the restructuring of foreign subsidiaries and a higher tax benefit from share-based compensation. Refer to Note 14, Income Taxes, to the consolidated financial statements for additional information.
On a non-GAAP basis, the adjusted effective tax rate increased from 18.6% in fiscal year 2018 to 19.5% in fiscal year 2019, primarily due to lower excess tax benefits on share-based compensation.
Segment Analysis
Industrial Gases – Americas

	Six Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$1,980.9	$1,823.0	$157.9	9%
Operating income	474.8	439.5	35.3	8%
Operating margin	24.0%	24.1%		(10) bp
Equity affiliates’ income	40.4	35.5	4.9	14%
Adjusted EBITDA	765.7	715.1	50.6	7%
Adjusted EBITDA margin	38.7%	39.2%		(50) bp

Sales	% Change from Prior Year
Underlying business
Volume	3%
Price	2%
Energy and natural gas cost pass-through	5%
Currency	(1)%
Total Industrial Gases – Americas Sales Change	9%
Sales of $1,980.9 increased 9%, or $157.9. Underlying sales were up 5% from higher volumes of 3% and higher pricing of 2%. The volume increase was primarily attributable to new plant onstreams, higher hydrogen demand, and North America base merchant business growth. The pricing improvement was primarily driven by our merchant business. Higher energy and natural gas cost pass-through to customers increased sales by 5%, while unfavorable currency impacts reduced sales by 1%.
Operating income of $474.8 increased 8%, or $35.3, as favorable volumes of $44 and higher pricing, net of power and fuel costs, of $27 were partially offset by higher costs of $32 and unfavorable currency impacts of $4. The higher costs were primarily driven by higher planned maintenance and transportation costs. Operating margin of 24.0% decreased 10 bp as higher volumes and positive pricing were mostly offset by unfavorable costs and higher energy and natural gas cost pass-through to customers.
Equity affiliates’ income of $40.4 increased 14%, or $4.9, primarily due to new plant contributions and volume growth in Mexico.
Industrial Gases – EMEA

	Six Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$1,018.6	$1,077.5	($58.9)	(5)%
Operating income	228.1	221.2	6.9	3%
Operating margin	22.4%	20.5%		190 bp
Equity affiliates’ income	27.0	24.2	2.8	12%
Adjusted EBITDA	347.7	345.2	2.5	1%
Adjusted EBITDA margin	34.1%	32.0%		210 bp

Sales	% Change from Prior Year
Underlying business
Volume	—%
Price	3%
Energy and natural gas cost pass-through	3%
Currency	(5)%
Other	(6)%
Total Industrial Gases – EMEA Sales Change	(5)%
Sales of $1,018.6 decreased 5%, or $58.9. Underlying sales were up 3% from higher pricing of 3% as volume was flat. The pricing improvement was primarily driven by our merchant business. Energy and natural gas cost pass-through to customers increased sales by 3%. Unfavorable currency impacts, primarily from the Euro and British Pound Sterling, reduced sales by 5%, and the modification of an existing hydrogen supply contract to a tolling arrangement in India, reflected in the table above as "Other," reduced sales by 6%.
Operating income of $228.1 increased 3%, or $6.9, as higher pricing, net of power and fuel costs, of $19 and favorable volumes of $4 were partially offset by unfavorable currency impacts of $12 and higher costs of $4. Operating margin of 22.4% increased 190 bp as the impact of the India tolling arrangement and favorable pricing were partially offset by higher energy and natural gas cost pass-through to customers.

Equity affiliates’ income of $27.0 increased 12%, or $2.8, primarily due to sales associated with the Jazan Gas Projects Company joint venture.
Industrial Gases – Asia

	Six Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$1,252.2	$1,201.2	$51.0	4%
Operating income	401.5	324.2	77.3	24%
Operating margin	32.1%	27.0%		510 bp
Equity affiliates’ income	30.0	29.6	.4	1%
Adjusted EBITDA	596.3	473.2	123.1	26%
Adjusted EBITDA margin	47.6%	39.4%		820 bp

Sales	% Change from Prior Year
Underlying business
Volume	5%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	(4)%
Total Industrial Gases – Asia Sales Change	4%
Sales of $1,252.2 increased 4%, or $51.0. Underlying sales were up 8% from higher volumes of 5% and higher pricing of 3%. The volume increase was primarily driven by new plants onstream, mainly the Lu'An project, and base business growth, partially offset by the impact from short-term sale of equipment activity in the prior year. Pricing improved across Asia, primarily driven by our merchant business. Energy and natural gas cost pass-through to customers was flat, while unfavorable currency impacts, primarily from the Chinese Renminbi, reduced sales by 4%.
Operating income of $401.5 increased 24%, or $77.3, due to higher volumes of $62, favorable pricing, net of power costs, of $26, and lower net operating costs of $2, partially offset by unfavorable currency impacts of $13. Operating margin of 32.1% increased 510 bp primarily due to higher volumes and positive pricing.
Equity affiliates’ income of $30.0 increased 1%, or $.4.
Industrial Gases – Global

	Six Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$122.0	$234.7	($112.7)	(48)%
Operating income (loss)	(8.3)	21.6	(29.9)	(138)%
Adjusted EBITDA	(2.5)	25.8	(28.3)	(110)%
Sales of $122.0 decreased 48%, or $112.7. The decrease in sales was primarily driven by lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. We expect to complete this project in 2019.
Operating loss of $8.3 decreased $29.9 from operating income of $21.6 in the prior year, primarily due to the lower sale of equipment activity.

Corporate and other

	Six Months Ended
	31 March
	2019	2018	$ Change	% Change
Sales	$38.0	$35.9	$2.1	6%
Operating loss	(95.6)	(90.4)	(5.2)	(6)%
Adjusted EBITDA	(87.5)	(85.3)	(2.2)	(3)%
Sales of $38.0 increased 6%, or $2.1. Operating loss of $95.6 increased 6%, or $5.2, due to lower LNG activity.

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

Reconciliations of reported GAAP results to the non-GAAP measures for the second quarter and first six months of fiscal years 2019 and 2018 are presented below:
CONSOLIDATED RESULTS

	Continuing Operations
	Three Months Ended 31 March
Q2 2019 vs. Q2 2018	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2019 GAAP	$516.5	23.6%		$46.2	$107.5	$421.3	$1.90
2018 GAAP	455.4	21.1%		43.7	56.2	416.4	1.89
Change GAAP	$61.1	250	bp	$2.5	$51.3	$4.9	$.01
% Change GAAP	13%			6%	91%	1%	1%
2019 GAAP	$516.5	23.6%		$46.2	$107.5	$421.3	$1.90
Pension settlement loss(B)	—	—%		—	1.2	3.8	.02
2019 Non-GAAP Measure	$516.5	23.6%		$46.2	$108.7	$425.1	$1.92
2018 GAAP	$455.4	21.1%		$43.7	$56.2	$416.4	$1.89
Tax restructuring	—	—%		—	38.8	(38.8)	(.18)
2018 Non-GAAP Measure	$455.4	21.1%		$43.7	$95.0	$377.6	$1.71
Change Non-GAAP Measure	$61.1	250	bp	$2.5	$13.7	$47.5	$.21
% Change Non-GAAP Measure	13%			6%	14%	13%	12%

	Continuing Operations
	Six Months Ended 31 March
2019 vs. 2018	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2019 GAAP	$971.5	22.0%		$99.1	$239.6	$768.8	$3.48
2018 GAAP	916.1	21.0%		57.5	348.0	572.0	2.59
Change GAAP	$55.4	100	bp	$41.6	($108.4)	$196.8	$.89
% Change GAAP	6%			72%	(31)%	34%	34%
2019 GAAP	$971.5	22.0%		$99.1	$239.6	$768.8	$3.48
Facility closure	29.0	.7%		—	6.9	22.1	.10
Pension settlement loss(B)	—	—%		—	1.2	3.8	.02
Tax reform repatriation	—	—%		—	15.6	(15.6)	(.07)
Tax reform adjustment related to deemed foreign dividends	—	—%		—	(56.2)	56.2	.25
2019 Non-GAAP Measure	$1,000.5	22.7%		$99.1	$207.1	$835.3	$3.78
2018 GAAP	$916.1	21.0%		$57.5	$348.0	$572.0	$2.59
Tax reform repatriation	—	—%		32.5	(420.5)	453.0	2.06
Tax reform rate change and other	—	—%		—	214.0	(214.0)	(.97)
Tax restructuring	—	—%		—	38.8	(38.8)	(.18)
2018 Non-GAAP Measure	$916.1	21.0%		$90.0	$180.3	$772.2	$3.50
Change Non-GAAP Measure	$84.4	170	bp	$9.1	$26.8	$63.1	$.28
% Change Non-GAAP Measure	9%			10%	15%	8%	8%

(A)	Operating margin is calculated by dividing operating income by sales.

(B)
Reflected on the consolidated income statements within "Other non-operating income (expense), net." Fiscal year 2019 includes a before-tax impact of $5.0 for the three and six months ended 31 March 2019. Refer to Note 9, Retirement Benefits, to the consolidated financial statements for additional information.

Below is a reconciliation of consolidated operating income to segment total operating income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2019	2018	2019	2018
Consolidated total	$516.5	$455.4	$971.5	$916.1
Facility closure	—	—	29.0	—
Segment total	$516.5	$455.4	$1,000.5	$916.1
Below is a reconciliation of consolidated equity affiliates' income to segment total equity affiliates' income:

	Three Months Ended		Six Months Ended
	31 March		31 March
Equity Affiliates' Income	2019	2018	2019	2018
Consolidated total	$46.2	$43.7	$99.1	$57.5
Tax reform repatriation - equity method investment	—	—	—	32.5
Segment total	$46.2	$43.7	$99.1	$90.0

ADJUSTED EBITDA
We define Adjusted EBITDA as income from continuing operations (including noncontrolling interests) excluding certain non‑GAAP adjustments, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non‑operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance.
Below is a reconciliation of income from continuing operations on a GAAP basis to adjusted EBITDA:

	Three Months Ended			Six Months Ended
	31 March			31 March
	2019		2018	2019		2018
Income From Continuing Operations(A)	$433.5		$423.6	$790.5		$586.3
Add: Facility closure	—		—	29.0		—
Add: Interest expense	35.4		30.4	72.7		60.2
Less: Other non-operating income (expense), net	13.7		11.1	32.2		20.9
Add: Income tax provision	107.5		56.2	239.6		348.0
Add: Depreciation and amortization	262.1		240.0	520.1		467.9
Add: Tax reform repatriation - equity method investment	—		—	—		32.5
Adjusted EBITDA	$824.8		$739.1	$1,619.7		$1,474.0
Adjusted EBITDA margin	37.7%		34.3%	36.7%		33.7%
Change GAAP
Income from continuing operations change	$9.9			$204.2
Income from continuing operations % change	2%			35%
Change Non-GAAP
Adjusted EBITDA change	$85.7			$145.7
Adjusted EBITDA % change	12%			10%
Adjusted EBITDA margin change	340	bp		300	bp

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment operating income to adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Three Months Ended 31 March 2019
Operating income (loss)	$255.6		$122.5		$199.7		($12.2)	($49.1)	$516.5
Operating margin	25.8%		24.8%		31.9%				23.6%
Three Months Ended 31 March 2018
Operating income (loss)	$222.3		$116.7		$148.7		$12.1	($44.4)	$455.4
Operating margin	24.3%		20.8%		26.7%				21.1%
Operating income (loss) change	$33.3		$5.8		$51.0		($24.3)	($4.7)	$61.1
Operating income (loss) % change	15%		5%		34%		(201)%	(11)%	13%
Operating margin change	150	bp	400	bp	520	bp			250	bp
NON-GAAP MEASURE
Three Months Ended 31 March 2019
Operating income (loss)	$255.6		$122.5		$199.7		($12.2)	($49.1)	$516.5
Add: Depreciation and amortization	124.9		46.3		84.9		2.0	4.0	262.1
Add: Equity affiliates' income	17.8		13.3		13.8		1.3	—	46.2
Adjusted EBITDA	$398.3		$182.1		$298.4		($8.9)	($45.1)	$824.8
Adjusted EBITDA margin	40.2%		36.8%		47.7%				37.7%
Three Months Ended 31 March 2018
Operating income (loss)	$222.3		$116.7		$148.7		$12.1	($44.4)	$455.4
Add: Depreciation and amortization	122.3		50.7		62.6		1.9	2.5	240.0
Add: Equity affiliates' income	16.9		11.1		15.4		.3	—	43.7
Adjusted EBITDA	$361.5		$178.5		$226.7		$14.3	($41.9)	$739.1
Adjusted EBITDA margin	39.6%		31.8%		40.7%				34.3%
Adjusted EBITDA change	$36.8		$3.6		$71.7		($23.2)	($3.2)	$85.7
Adjusted EBITDA % change	10%		2%		32%		(162)%	(8)%	12%
Adjusted EBITDA margin change	60	bp	500	bp	700	bp			340	bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Six Months Ended 31 March 2019
Operating income (loss)	$474.8		$228.1		$401.5		($8.3)	($95.6)	$1,000.5
Operating margin	24.0%		22.4%		32.1%				22.7%
Six Months Ended 31 March 2018
Operating income (loss)	$439.5		$221.2		$324.2		$21.6	($90.4)	$916.1
Operating margin	24.1%		20.5%		27.0%				21.0%
Operating income (loss) change	$35.3		$6.9		$77.3		($29.9)	($5.2)	$84.4
Operating income (loss) % change	8%		3%		24%		(138)%	(6)%	9%
Operating margin change	(10	) bp	190	bp	510	bp			170	bp
NON-GAAP MEASURE
Six Months Ended 31 March 2019
Operating income (loss)	$474.8		$228.1		$401.5		($8.3)	($95.6)	$1,000.5
Add: Depreciation and amortization	250.5		92.6		164.8		4.1	8.1	520.1
Add: Equity affiliates' income	40.4		27.0		30.0		1.7	—	99.1
Adjusted EBITDA	$765.7		$347.7		$596.3		($2.5)	($87.5)	$1,619.7
Adjusted EBITDA margin	38.7%		34.1%		47.6%				36.7%
Six Months Ended 31 March 2018
Operating income (loss)	$439.5		$221.2		$324.2		$21.6	($90.4)	$916.1
Add: Depreciation and amortization	240.1		99.8		119.4		3.5	5.1	467.9
Add: Equity affiliates' income	35.5		24.2		29.6		.7	—	90.0
Adjusted EBITDA	$715.1		$345.2		$473.2		$25.8	($85.3)	$1,474.0
Adjusted EBITDA margin	39.2%		32.0%		39.4%				33.7%
Adjusted EBITDA change	$50.6		$2.5		$123.1		($28.3)	($2.2)	$145.7
Adjusted EBITDA % change	7%		1%		26%		(110)%	(3)%	10%
Adjusted EBITDA margin change	(50	) bp	210	bp	820	bp			300	bp

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

	Effective Tax Rate
	Three Months Ended 31 March		Six Months Ended 31 March
	2019	2018	2019	2018
Income Tax Provision—GAAP	$107.5	$56.2	$239.6	$348.0
Income From Continuing Operations Before Taxes—GAAP	$541.0	$479.8	$1,030.1	$934.3
Effective Tax Rate—GAAP	19.9%	11.7%	23.3%	37.2%
Income Tax Provision—GAAP	$107.5	$56.2	$239.6	$348.0
Facility closure	—	—	6.9	—
Pension settlement loss	1.2	—	1.2	—
Tax reform repatriation	—	—	15.6	(420.5)
Tax reform adjustment related to deemed foreign dividends	—	—	(56.2)	—
Tax reform rate change and other	—	—	—	214.0
Tax restructuring	—	38.8	—	38.8
Income Tax Provision—Non-GAAP Measure	$108.7	$95.0	$207.1	$180.3
Income From Continuing Operations Before Taxes—GAAP	$541.0	$479.8	$1,030.1	$934.3
Facility closure	—	—	29.0	—
Pension settlement loss	5.0	—	5.0	—
Tax reform repatriation - equity method investment	—	—	—	32.5
Income From Continuing Operations Before Taxes—Non-GAAP Measure	$546.0	$479.8	$1,064.1	$966.8
Effective Tax Rate—Non-GAAP Measure	19.9%	19.8%	19.5%	18.6%

LIQUIDITY AND CAPITAL RESOURCES
We have consistent access to commercial paper markets, and our cash balance and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 31 March 2019, we had $897.1 of foreign cash and cash items compared to total cash and cash items of $2,735.9. As a result of the Tax Act, we currently do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon subsequent repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Our cash flows from operating, investing, and financing activities, as reflected on the consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended
	31 March
Cash provided by (used for)	2019	2018
Operating activities	$1,285.8	$1,106.0
Investing activities	(882.1)	(540.8)
Financing activities	(459.8)	(815.6)

Operating Activities
For the first six months of fiscal year 2019, cash provided by operating activities was $1,285.8. Income from continuing operations of $768.8 was adjusted for items including depreciation and amortization, deferred income taxes, impacts from the Tax Act, a facility closure, undistributed earnings of unconsolidated affiliates, share-based compensation, and noncurrent capital lease receivables. The final adjustments to our estimates of the impacts of the Tax Act is included within "Tax reform repatriation" and "Deferred income taxes." See Note 14, Income Taxes, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $141.6, primarily driven by $125.5 from payables and accrued liabilities and $55.4 from trade receivables. The use of cash within payables and accrued liabilities is primarily driven by a $61.9 decrease in accrued incentive compensation due to payments on the 2018 plan and a $24.9 decrease in accrued utilities. The decrease in accrued utilities was primarily driven by a contract modification to a tolling arrangement in India in December 2018.
For the first six months of fiscal year 2018, cash provided by operating activities was $1,106.0 which includes income from continuing operations of $572.0. The tax reform repatriation adjustment of $310.3 represents our obligation for the deemed repatriation tax resulting from the Tax Act and is payable over a period of eight years. Undistributed earnings of unconsolidated affiliates includes $32.5 of expense resulting from the Tax Act. See Note 14, Income Taxes, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $260.8, primarily driven by $260.4 from payables and accrued liabilities. The use of cash within payables and accrued liabilities is primarily driven by a decrease in customer advances of $68.1, primarily related to sale of equipment activity, a $47.6 decrease in accrued incentive compensation due to payments on the 2017 plan, and $23.8 of severance payments.
Cash paid for income taxes, net of cash refunds, was $165.6 and $153.7 for the six months ended 31 March 2019 and 2018, respectively.
Investing Activities
For the first six months of fiscal year 2019, cash used for investing activities was $882.1. Capital expenditures for plant and equipment were $963.5. Cash paid for acquisitions, less cash acquired, was $106.3. See Note 4, Acquisitions, to the consolidated financial statements for further details regarding our acquisitions. Proceeds from investments of $187.9 resulted from maturities of time deposits with original terms greater than three months but less than one year.
For the first six months of fiscal year 2018, cash used for investing activities was $540.8. Capital expenditures for plant and equipment were $572.5. Cash paid for acquisitions, net of cash acquired, was $271.4. See Note 4, Acquisitions, to the consolidated financial statements for further details. Net proceeds from the maturities of short-term investments was a source of cash of $267.2.
We define capital expenditures as cash flows for additions to plant and equipment, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below:

	Six Months Ended
	31 March
	2019	2018
Additions to plant and equipment	$963.5	$572.5
Acquisitions, less cash acquired	106.3	271.4
Investment in and advances to unconsolidated affiliates	1.4	—
Capital expenditures	$1,071.2	$843.9
We expect capital expenditures of approximately $2,400 to $2,500 in fiscal year 2019. This range includes our investment in our joint venture, Air Products Lu An (Changzhi) Co., Ltd., with Lu’An Clean Energy Company, which closed on 26 April 2018.
Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technologies that are under firm contracts. The sales backlog for the Company at 31 March 2019 was $626, compared to $204 at 30 September 2018.

Financing Activities
For the first six months of fiscal year 2019, cash used for financing activities was $459.8 and primarily included dividend payments to shareholders of $483.1, partially offset by proceeds from stock option exercises of $45.4.
For the first six months of fiscal year 2018, cash used for financing activities was $815.6. This consisted primarily of repayment on long-term debt of $409.2 and dividend payments to shareholders of $415.5. Payments on long-term debt primarily related to the repayment of a 1.2% U.S. Senior Note of $400.0 that matured on 16 October 2017.
Financing and Capital Structure
Capital needs were satisfied primarily with cash from operations. Total debt as of 31 March 2019 and 30 September 2018, expressed as a percentage of total capitalization (total debt plus total equity), was 24.8% and 25.4%, respectively. Total debt decreased from $3,812.6 at 30 September 2018 to $3,790.8 at 31 March 2019. The current year total debt balance includes $393.3 of related party debt associated with the Lu'An joint venture.
We have a $2,300.0 revolving credit agreement with a syndicate of banks ("the Credit Agreement”) maturing 31 March 2022. Under the Credit Agreement, senior unsecured debt is available to both the Company and certain of its subsidiaries. The Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization no greater than 70%. No borrowings were outstanding under the Credit Agreement as of 31 March 2019 or 30 September 2018.
Commitments totaling $4.8 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding as of 31 March 2019.
As of 31 March 2019, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first six months of fiscal year 2019, we did not purchase any of our outstanding shares. At 31 March 2019, $485.3 in share repurchase authorization remained.
CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to our contractual obligations since 30 September 2018.
PENSION BENEFITS
For the six months ended 31 March 2019 and 2018, net periodic pension cost was $17.0 and $25.2, respectively. We recognized service-related costs of $20.9 and $26.3, respectively, on our consolidated income statements within operating income. The non-service benefits of $3.9 and $1.1 were included in "Other non-operating income (expense), net" for the six months ended 31 March 2019 and 2018, respectively. The decrease in pension expense in fiscal year 2019 resulted from lower loss amortization, primarily due to favorable asset experience, and the impact of higher discount rates, partially offset by lower expected return on assets. The amount of service costs capitalized in fiscal years 2019 and 2018 were not material.
For the six months ended 31 March 2019 and 2018, we recognized pension settlement losses of $6.0 and $3.3, respectively, to accelerate recognition of a portion of actuarial gains and losses deferred in accumulated other comprehensive loss. These losses are included within "Other non-operating income (expense), net" on our consolidated income statements. Pension settlement losses in fiscal years 2019 and 2018 were primarily associated with the U.S. Supplementary Pension Plan. We expect total pension settlement losses of approximately $10 in fiscal year 2019.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2019 and 2018, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $25.5 and $35.9, respectively. Total contributions for fiscal 2019 are expected to be approximately $45 to $65. During fiscal year 2018, total contributions were $68.3.
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
RELATED PARTY TRANSACTIONS
We have related party sales to some of our equity affiliates and joint venture partners. Sales to related parties totaled approximately $80 and $165 for the three and six months ended 31 March 2019, respectively, and $70 and $175 for the three and six months ended 31 March 2018, respectively. Agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.
During fiscal year 2018, we completed the formation of Air Products Lu An (Changzhi) Co., Ltd. ("the JV"), a 60%-owned joint venture with Lu'An Clean Energy Company ("Lu'An"), and the JV acquired gasification and syngas clean-up assets from Lu'An. In connection with the acquisition, Lu'An made a loan to the JV of 2.6 billion RMB and we established a liability of 2.3 billion RMB for cash payments expected to be made to or on behalf of Lu'An in 2019. Long-term debt payable to Lu'An of approximately $369 and $384 as of 31 March 2019 and 30 September 2018, respectively, is presented on the consolidated balance sheets as "Long-term debt – related party." As of 31 March 2019, approximately $24 of the loan is reflected within "Current portion of long-term debt." The expected remaining cash payments are presented within "Payables and accrued liabilities" and were .6 billion RMB (approximately $83) as of 31 March 2019. As of 30 September 2018, this liability was 2.2 billion RMB (approximately $330).
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
There have been no changes to our accounting policies or estimates during the first six months of fiscal year 2019 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
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
Our net financial instrument position increased from a liability of $3,736.2 at 30 September 2018 to a liability of $3,757.4 at 31 March 2019.

Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 31 March 2019, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $86 and $96 in the net liability position of financial instruments at 31 March 2019 and 30 September 2018, respectively. A 100 bp decrease in market interest rates would result in an increase of $90 and $101 in the net liability position of financial instruments at 31 March 2019 and 30 September 2018.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2018.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 March 2019, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $313 and $329 in the net liability position of financial instruments at 31 March 2019 and 30 September 2018, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 31 March 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 March 2019, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 March 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5. Other Information
Not applicable.
Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description
	10.1	Air Products and Chemicals, Inc. Executive Separation Program as amended effective 20 July 2018.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 24 April 2019	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer