Form 10-Q
period 2019-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2019-07-25
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-04534
AIR PRODUCTS AND CHEMICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware					23-1274455
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

7201 Hamilton Boulevard	,	Allentown	,	Pennsylvania	18195-1501
(Address of Principal Executive Offices)					(Zip Code)
610-481-4911
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	APD	New York Stock Exchange
2.0% Euro Notes due 2020	APD20	New York Stock Exchange
0.375% Euro Notes due 2021	APD21B	New York Stock Exchange
1.0% Euro Notes due 2025	APD25	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $1 par value per share, outstanding at 30 June 2019 was 220,355,139.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of dollars, except for share and per share data)	2019	2018	2019	2018
Sales	$2,224.0	$2,259.0	$6,635.7	$6,631.3
Cost of sales	1,466.0	1,545.4	4,484.7	4,623.7
Facility closure	—	—	29.0	—
Selling and administrative	188.5	188.6	568.1	574.8
Research and development	18.1	15.0	50.0	44.1
Cost reduction actions	25.5	—	25.5	—
Gain on exchange of equity affiliate investments	29.1	—	29.1	—
Other income (expense), net	14.7	5.8	33.7	43.2
Operating Income	569.7	515.8	1,541.2	1,431.9
Equity affiliates' income	56.4	58.1	155.5	115.6
Interest expense	34.2	34.9	106.9	95.1
Other non-operating income (expense), net	17.6	12.8	49.8	33.7
Income From Continuing Operations Before Taxes	609.5	551.8	1,639.6	1,486.1
Income tax provision	109.3	107.1	348.9	455.1
Income From Continuing Operations	500.2	444.7	1,290.7	1,031.0
Income From Discontinued Operations, net of tax	—	43.2	—	42.2
Net Income	500.2	487.9	1,290.7	1,073.2
Net Income Attributable to Noncontrolling Interests of Continuing Operations	12.2	14.0	33.9	28.3
Net Income Attributable to Air Products	$488.0	$473.9	$1,256.8	$1,044.9
Net Income Attributable to Air Products
Income from continuing operations	$488.0	$430.7	$1,256.8	$1,002.7
Income from discontinued operations	—	43.2	—	42.2
Net Income Attributable to Air Products	$488.0	$473.9	$1,256.8	$1,044.9
Basic Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$2.21	$1.96	$5.71	$4.57
Income from discontinued operations	—	.20	—	.19
Net Income Attributable to Air Products	$2.21	$2.16	$5.71	$4.76
Diluted Earnings Per Common Share Attributable to Air Products
Income from continuing operations	$2.20	$1.95	$5.68	$4.54
Income from discontinued operations	—	.20	—	.19
Net Income Attributable to Air Products	$2.20	$2.15	$5.68	$4.73
Weighted Average Common Shares – Basic (in millions)	220.6	219.5	220.2	219.3
Weighted Average Common Shares – Diluted (in millions)	221.9	220.9	221.4	220.7
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of dollars)	2019	2018
Net Income	$500.2	$487.9
Other Comprehensive Loss, net of tax:
Translation adjustments, net of tax of ($3.3) and $5.2	(48.8)	(392.4)
Net gain on derivatives, net of tax of $4.5 and $8.8	7.5	27.1
Reclassification adjustments:
Currency translation adjustment	(2.6)	—
Derivatives, net of tax of ($3.5) and ($5.5)	(13.1)	(17.7)
Pension and postretirement benefits, net of tax of $4.8 and $7.8	14.8	26.0
Total Other Comprehensive Loss	(42.2)	(357.0)
Comprehensive Income	458.0	130.9
Net Income Attributable to Noncontrolling Interests	12.2	14.0
Other Comprehensive Loss Attributable to Noncontrolling Interests	(5.6)	(14.5)
Comprehensive Income Attributable to Air Products	$451.4	$131.4

	Nine Months Ended
	30 June
(Millions of dollars)	2019	2018
Net Income	$1,290.7	$1,073.2
Other Comprehensive Loss, net of tax:
Translation adjustments, net of tax of $9.6 and ($14.6)	(65.6)	(130.4)
Net gain (loss) on derivatives, net of tax of ($4.9) and $7.5	(38.2)	35.4
Pension and postretirement benefits, net of tax of ($0.8) and $–	(3.9)	—
Reclassification adjustments:
Currency translation adjustment	(2.6)	3.1
Derivatives, net of tax of $7.2 and ($7.1)	20.7	(24.4)
Pension and postretirement benefits, net of tax of $15.8 and $26.7	48.7	75.5
Total Other Comprehensive Loss	(40.9)	(40.8)
Comprehensive Income	1,249.8	1,032.4
Net Income Attributable to Noncontrolling Interests	33.9	28.3
Other Comprehensive Loss Attributable to Noncontrolling Interests	(1.4)	(10.4)
Comprehensive Income Attributable to Air Products	$1,217.3	$1,014.5
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of dollars, except for share and per share data)	2019	2018
Assets
Current Assets
Cash and cash items	$2,696.8	$2,791.3
Short-term investments	—	184.7
Trade receivables, net	1,340.7	1,207.2
Inventories	408.3	396.1
Prepaid expenses	97.2	129.6
Other receivables and current assets	372.2	373.3
Total Current Assets	4,915.2	5,082.2
Investment in net assets of and advances to equity affiliates	1,290.4	1,277.2
Plant and equipment, at cost	22,425.6	21,490.2
Less: accumulated depreciation	11,998.0	11,566.5
Plant and equipment, net	10,427.6	9,923.7
Goodwill, net	820.4	788.9
Intangible assets, net	441.1	438.5
Noncurrent capital lease receivables	938.4	1,013.3
Other noncurrent assets	698.8	654.5
Total Noncurrent Assets	14,616.7	14,096.1
Total Assets	$19,531.9	$19,178.3
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,543.2	$1,817.8
Accrued income taxes	65.6	59.6
Short-term borrowings	79.9	54.3
Current portion of long-term debt	466.5	406.6
Total Current Liabilities	2,155.2	2,338.3
Long-term debt	2,951.7	2,967.4
Long-term debt – related party	321.6	384.3
Other noncurrent liabilities	1,553.6	1,536.9
Deferred income taxes	823.2	775.1
Total Noncurrent Liabilities	5,650.1	5,663.7
Total Liabilities	7,805.3	8,002.0
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2019 and 2018 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,059.9	1,029.3
Retained earnings	13,891.9	13,409.9
Accumulated other comprehensive loss	(1,781.4)	(1,741.9)
Treasury stock, at cost (2019 - 29,100,445 shares; 2018 - 29,940,339 shares)	(2,033.7)	(2,089.2)
Total Air Products Shareholders’ Equity	11,386.1	10,857.5
Noncontrolling Interests	340.5	318.8
Total Equity	11,726.6	11,176.3
Total Liabilities and Equity	$19,531.9	$19,178.3
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of dollars)	2019	2018
Operating Activities
Net income	$1,290.7	$1,073.2
Less: Net income attributable to noncontrolling interests of continuing operations	33.9	28.3
Net income attributable to Air Products	1,256.8	1,044.9
Income from discontinued operations	—	(42.2)
Income from continuing operations attributable to Air Products	1,256.8	1,002.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	789.2	713.5
Deferred income taxes	37.8	(86.9)
Tax reform repatriation	49.4	310.3
Facility closure	29.0	—
Undistributed earnings of unconsolidated affiliates	(56.9)	(34.8)
Gain on sale of assets and investments	(17.5)	(5.2)
Share-based compensation	31.0	30.4
Noncurrent capital lease receivables	71.7	73.7
Other adjustments	(.7)	(23.2)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(139.5)	(50.5)
Inventories	(13.5)	16.0
Other receivables	70.6	85.5
Payables and accrued liabilities	(94.8)	(164.9)
Other working capital	(9.2)	(10.4)
Cash Provided by Operating Activities	2,003.4	1,856.2
Investing Activities
Additions to plant and equipment	(1,507.6)	(1,158.1)
Acquisitions, less cash acquired	(107.0)	(320.2)
Investment in and advances to unconsolidated affiliates	(15.7)	—
Proceeds from sale of assets and investments	8.8	45.8
Purchases of investments	(5.3)	(349.8)
Proceeds from investments	190.5	745.2
Other investing activities	.8	5.3
Cash Used for Investing Activities	(1,435.5)	(1,031.8)
Financing Activities
Long-term debt proceeds	—	.5
Payments on long-term debt	(5.4)	(418.2)
Net increase (decrease) in commercial paper and short-term borrowings	37.7	(46.1)
Dividends paid to shareholders	(738.4)	(656.6)
Proceeds from stock option exercises	63.3	58.2
Other financing activities	(18.0)	(35.6)
Cash Used for Financing Activities	(660.8)	(1,097.8)
Discontinued Operations
Cash used for operating activities	—	(12.8)
Cash provided by investing activities	—	18.6
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	—	5.8
Effect of Exchange Rate Changes on Cash	(1.6)	(19.5)
Decrease in cash and cash items	(94.5)	(287.1)
Cash and Cash items – Beginning of Year	2,791.3	3,273.6
Cash and Cash Items – End of Period	$2,696.8	$2,986.5
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended
	30 June 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2018	$249.4	$1,029.3	$13,409.9	($1,741.9)	($2,089.2)	$10,857.5	$318.8	$11,176.3
Net income	—	—	1,256.8	—	—	1,256.8	33.9	1,290.7
Other comprehensive income (loss)	—	—	—	(39.5)	—	(39.5)	(1.4)	(40.9)
Dividends on common stock (per share $3.42)	—	—	(752.6)	—	—	(752.6)	—	(752.6)
Dividends to noncontrolling interests	—	—	—	—	—	—	(10.0)	(10.0)
Share-based compensation	—	30.5	—	—	—	30.5	—	30.5
Issuance of treasury shares for stock option and award plans	—	1.5	—	—	55.5	57.0	—	57.0
Cumulative change in accounting principle	—	—	(17.1)	—	—	(17.1)	—	(17.1)
Other equity transactions	—	(1.4)	(5.1)	—	—	(6.5)	(.8)	(7.3)
Balance at 30 June 2019	$249.4	$1,059.9	$13,891.9	($1,781.4)	($2,033.7)	$11,386.1	$340.5	$11,726.6

	Nine Months Ended
	30 June 2018
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2017	$249.4	$1,001.1	$12,846.6	($1,847.4)	($2,163.5)	$10,086.2	$99.3	$10,185.5
Net income attributable to Air Products	—	—	1,044.9	—	—	1,044.9	28.3	1,073.2
Other comprehensive income (loss)	—	—	—	(30.4)	—	(30.4)	(10.4)	(40.8)
Dividends on common stock (per share $3.15)	—	—	(690.3)	—	—	(690.3)	—	(690.3)
Dividends to noncontrolling interests	—	—	—	—	—	—	(26.0)	(26.0)
Share-based compensation	—	29.7	—	—	—	29.7	—	29.7
Issuance of treasury shares for stock option and award plans	—	(12.3)	—	—	57.8	45.5	—	45.5
Lu'An joint venture	—	—	—	—	—	—	227.4	227.4
Other equity transactions	—	1.3	(.9)	—	—	.4	5.4	5.8
Balance at 30 June 2018	$249.4	$1,019.8	$13,200.3	($1,877.8)	($2,105.7)	$10,486.0	$324.0	$10,810.0

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended
	30 June 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2019	$249.4	$1,047.7	$13,662.0	($1,744.8)	($2,048.6)	$11,165.7	$337.7	$11,503.4
Net income	—	—	488.0	—	—	488.0	12.2	500.2
Other comprehensive income (loss)	—	—	—	(36.6)	—	(36.6)	(5.6)	(42.2)
Dividends on common stock (per share $1.16)	—	—	(255.1)	—	—	(255.1)	—	(255.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Share-based compensation	—	9.8	—	—	—	9.8	—	9.8
Issuance of treasury shares for stock option and award plans	—	2.4	—	—	14.9	17.3	—	17.3
Other equity transactions	—	—	(3.0)	—	—	(3.0)	(.8)	(3.8)
Balance at 30 June 2019	$249.4	$1,059.9	$13,891.9	($1,781.4)	($2,033.7)	$11,386.1	$340.5	$11,726.6

	Three Months Ended
	30 June 2018
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2018	$249.4	$1,011.2	$12,966.6	($1,535.3)	($2,111.1)	$10,580.8	$112.4	$10,693.2
Net income	—	—	473.9	—	—	473.9	14.0	487.9
Other comprehensive income (loss)	—	—	—	(342.5)	—	(342.5)	(14.5)	(357.0)
Dividends on common stock (per share $1.10)	—	—	(241.2)	—	—	(241.2)	—	(241.2)
Dividends to noncontrolling interests	—	—	—	—	—	—	(15.4)	(15.4)
Share-based compensation	—	7.9	—	—	—	7.9	—	7.9
Issuance of treasury shares for stock option and award plans	—	—	—	—	5.4	5.4	—	5.4
Lu'An joint venture	—	—	—	—	—	—	227.4	227.4
Other equity transactions	—	.7	1.0	—	—	1.7	.1	1.8
Balance at 30 June 2018	$249.4	$1,019.8	$13,200.3	($1,877.8)	($2,105.7)	$10,486.0	$324.0	$10,810.0
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
Refer to our 2018 Form 10-K for a description of major accounting policies. In fiscal year 2019, these policies were impacted by the implementation of certain new accounting guidance, including the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and all related amendments (“the new revenue standard”). We adopted the new revenue standard as of 1 October 2018 under the modified retrospective approach. Comparative prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. Our updated revenue recognition policy, which reflects the principles under the new revenue standard, is discussed below.
Other than the adoption of new accounting guidance as discussed in Note 2, New Accounting Guidance, there have been no notable changes to our accounting policies during the first nine months of fiscal year 2019.
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
For additional information, refer to Note 3, Revenue Recognition.

2. NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2019
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued the new revenue standard, which is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We adopted this guidance under the modified retrospective approach as of 1 October 2018. Upon adoption, we no longer present "Contracts in progress, less progress billings" on our consolidated balance sheets and have expanded disclosure requirements. Otherwise, adoption of this guidance did not impact our consolidated financial statements, and no adjustment was necessary to opening retained earnings. Accordingly, sales presented during the first nine months of fiscal year 2019 would not change if presented under accounting standards in effect prior to 1 October 2018.
For additional information, including the balance sheet impacts of no longer presenting "Contracts in progress, less progress billings" and expanded disclosures under the new revenue standard, refer to Note 3, Revenue Recognition.
Cash Flow Statement Classification
In August 2016, the FASB issued guidance to reduce diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows. We adopted this guidance retrospectively in the first quarter of fiscal year 2019 and elected to use the cumulative earnings approach to determine the classification of distributions received from equity affiliates. As a result, we reclassified $7.1 of net activity from operating activities to investing activities for the nine months ended 30 June 2018.

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

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Three Months Ended 30 June 2019
On-site	$537.1	$165.0	$402.9	$—	$—	$1,105.0	50%
Merchant	418.2	329.6	276.5	—	—	1,024.3	46%
Sale of Equipment	—	—	—	57.9	36.8	94.7	4%
Total	$955.3	$494.6	$679.4	$57.9	$36.8	$2,224.0	100%

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Nine Months Ended 30 June 2019
On-site	$1,714.0	$565.8	$1,169.9	$—	$—	$3,449.7	52%
Merchant	1,222.2	947.4	761.7	—	—	2,931.3	44%
Sale of Equipment	—	—	—	179.9	74.8	254.7	4%
Total	$2,936.2	$1,513.2	$1,931.6	$179.9	$74.8	$6,635.7	100%

Approximately 5% and 4% of total consolidated sales for the three and nine months ended 30 June 2019, respectively, was associated with lease revenue relating to our on-site supply mode and therefore not within the scope of the new revenue standard.

Remaining Performance Obligations
As of 30 June 2019, the transaction price allocated to remaining performance obligations is estimated to be approximately $14 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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
Contract Balances
Upon adoption of the new revenue standard, we no longer present "Contracts in progress, less progress billings" on our consolidated balance sheets. The balance as of 30 September 2018 has been reclassified to "Other receivables and current assets" within this quarterly report.
Our sale of equipment contracts generally contain a single performance obligation which, as discussed below, results in presentation of either a contract asset or contract liability.
The table below summarizes the balance sheet impacts of no longer presenting "Contracts in progress, less progress billings" upon adoption of the new revenue standard on 1 October 2018:

	30 September 2018	New Revenue Standard Adjustments	1 October 2018
Assets
Current Assets
Cash and cash items	$2,791.3	$—	$2,791.3
Short-term investments	184.7	—	184.7
Trade receivables, net	1,207.2	—	1,207.2
Inventories	396.1	—	396.1
Contracts in progress, less progress billings	77.5	(77.5)	—
Prepaid expenses	129.6	—	129.6
Other receivables and current assets	295.8	103.7	399.5
Total Current Assets	5,082.2	26.2	5,108.4
Total Noncurrent Assets	14,096.1	—	14,096.1
Total Assets	$19,178.3	$26.2	$19,204.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,817.8	$26.2	$1,844.0
Accrued income taxes	59.6	—	59.6
Short-term borrowings	54.3	—	54.3
Current portion of long-term debt	406.6	—	406.6
Total Current Liabilities	2,338.3	26.2	2,364.5
Total Noncurrent Liabilities	5,663.7	—	5,663.7
Total Liabilities	8,002.0	26.2	8,028.2
Total Equity	11,176.3	—	11,176.3
Total Liabilities and Equity	$19,178.3	$26.2	$19,204.5

The table below details balances arising from contracts with customers as of our most recent balance sheet date and our date of adoption:

	30 June 2019	1 October 2018
Assets
Contract assets – current	$43.0	$53.0
Contract fulfillment costs – current	66.4	50.7
Liabilities
Contract liabilities – current	181.1	174.5
Contract liabilities – noncurrent	52.8	53.5

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
Costs to obtain a contract, or contract acquisition costs, are capitalized only after we have established a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 June 2019 were not material.
Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue when or as we perform under the contract. Changes in our contract liability balances primarily relate to sale of equipment projects. During the nine months ended 30 June 2019, we recognized approximately $100 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2018. The current and noncurrent portions of our contract liabilities are included within "Payables and accrued liabilities" and "Other noncurrent liabilities" on our consolidated balance sheets, respectively. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.
Changes in contract asset and liability balances during the nine months ended 30 June 2019 were not materially impacted by any other factors.

4. DISCONTINUED OPERATIONS
For the three and nine months ended 30 June 2018, income from discontinued operations, net of tax, on the consolidated income statements was $43.2 and $42.2, respectively. During the third quarter of fiscal year 2018, we recorded an income tax benefit of $25.6 resulting from the resolution of uncertain tax positions taken in conjunction with the disposition of our former European Homecare business in fiscal year 2012. In addition, we recorded an after-tax benefit of $17.6 resulting from the resolution of certain post-closing adjustments associated with the sale of our former Performance Materials Division. The nine months ended 30 June 2018 also includes an after-tax loss of $1.0 related to Energy-from-Waste project exit activities and administrative costs incurred during the first quarter of fiscal year 2018.

5. COST REDUCTION ACTIONS
During the third quarter of fiscal year 2019, we recognized an expense of $25.5 for severance and other benefits associated with the elimination or planned elimination of approximately 300 positions. These actions are expected to drive cost synergies primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. The expense has been reflected as “Cost reduction actions” on the consolidated income statements and was excluded from segment operating income for the three and nine months ended 30 June 2019.
The following table summarizes the carrying amount of the accrual as of 30 June 2019. This amount is reflected on our consolidated balance sheets within "Payables and accrued liabilities."

2019 Charge	$25.5
Cash expenditures	(4.7)
Amount reflected in pension liability	(.3)
Currency translation adjustment	.1
30 June 2019	$20.6

6. ACQUISITIONS
Fiscal Year 2019 Business Combinations
Exchange of Equity Affiliate Investments
As of 30 September 2018, we held 50% ownership interests in High-Tech Gases (Beijing) Co., Ltd. ("High-Tech Gases") and WuXi Hi-Tech Gas Co., Ltd. ("WuXi"), both of which were joint ventures with another industrial gas company in China. We accounted for these arrangements as equity method investments in our Industrial Gases – Asia segment through 30 April 2019.
On 1 May 2019, we acquired our partner's 50% interest in WuXi in exchange for our 50% interest in High-Tech Gases. The purpose of the exchange was to simplify the current structure of the two entities and to allow each party to serve its customers more efficiently in their respective geographies. Subsequent to the acquisition date, we own 100% of WuXi and no longer have an equity interest in High-Tech Gases.
The exchange resulted in a net gain of $29.1, of which $15.0 resulted from the revaluation of our previously held equity interest in WuXi to its acquisition date fair value and $14.1 resulted from the disposition of our interest in High-Tech Gases. The net gain has been reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements and was excluded from segment operating income for the three and nine months ended 30 June 2019. There were no tax impacts on the exchange.
We revalued our previously held 50% equity interest in WuXi based on an estimated acquisition date fair value of $27.0. We calculated this fair value using a discounted cash flow analysis under the income approach, which required estimates and assumptions regarding projected revenue growth, customer attrition rates, profit margin, and discount rate.
The acquisition of the remaining interest in WuXi was accounted for as a business combination. The results of this business have been consolidated within our Industrial Gases – Asia segment as of the acquisition date. Upon acquisition, we recognized plant and equipment of $28.0, intangible assets of $27.6, and goodwill of $4.2. The intangible assets were primarily customer relationships, having a weighted-average useful life of approximately 10 years. The goodwill recognized on the transaction, none of which is deductible for tax purposes, was recorded in the Industrial Gases – Asia segment and is attributable to expected growth synergies. The acquisition did not materially impact our consolidated income statements for the periods presented.
ACP Europe SA Acquisition
On 1 March 2019, we completed the acquisition of ACP Europe SA ("ACP"), the largest independent carbon dioxide business in Continental Europe, for an aggregate purchase price, net of cash acquired, of $106.3. We expect this acquisition to enable us to better serve existing merchant customers and pursue new industrial gas growth opportunities across additional European geographies. The results of this business are consolidated within our Industrial Gases – EMEA segment and did not materially impact our consolidated income statements for the periods presented.
The acquisition of ACP was accounted for as a business combination and resulted in the recognition of plant and equipment of $74.6 and goodwill of $38.0, partially offset by net liabilities acquired. The goodwill recognized on the transaction, none of which is deductible for tax purposes, was recorded in the Industrial Gases – EMEA segment and is attributable to expected growth and cost synergies.

The acquired assets and liabilities resulting from our 2019 business combinations were recorded at their estimated fair values, which were calculated based on a preliminary purchase price allocation prepared by management. We may record adjustments to these assets and liabilities during the preliminary purchase price allocation period, which could be up to one year from the acquisition date.
Fiscal Year 2018 Asset Acquisition
On 26 April 2018 ("the acquisition date"), we completed the formation of Air Products Lu An (Changzhi) Co., Ltd. ("the JV"), a 60%-owned joint venture with Lu'An Clean Energy Company ("Lu'An"). The JV receives coal, steam, and power from Lu’An and supplies syngas to Lu’An under a long-term onsite contract. The results of the JV are consolidated within the Industrial Gases – Asia segment.
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
In addition, Lu'An made a loan of 2.6 billion RMB to the JV with regularly scheduled principal and interest payments at a fixed interest rate of 5.5%, and we established a liability of 2.3 billion RMB for cash payments expected to be made to or on behalf of Lu'An in 2019. Long-term debt payable to Lu'An of $321.6 and $384.3 as of 30 June 2019 and 30 September 2018, respectively, is presented on the consolidated balance sheets as "Long-term debt – related party." As of 30 June 2019, $62.9 of the loan is reflected within "Current portion of long-term debt." The expected remaining cash payments are presented within "Payables and accrued liabilities" and were $80.8 and $330.0 as of 30 June 2019 and 30 September 2018, respectively.
The issuance of equity to Lu'An for their noncontrolling interest, the long-term debt, and the liability for the remaining cash payments were noncash transactions that have been excluded from the consolidated statement of cash flows for the nine months ended 30 June 2018.
Fiscal Year 2018 Business Combinations
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

7. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2019	2018
Finished goods	$135.1	$125.4
Work in process	29.9	21.2
Raw materials, supplies and other	243.3	249.5
Inventories	$408.3	$396.1

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2019 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2018	$162.1	$424.4	$171.9	$20.1	$10.4	$788.9
Acquisitions	—	38.0	4.2	—	—	42.2
Currency translation and other	(1.9)	(7.5)	(1.1)	(.2)	—	(10.7)
Goodwill, net at 30 June 2019	$160.2	$454.9	$175.0	$19.9	$10.4	$820.4

	30 June	30 September
	2019	2018
Goodwill, gross	$1,212.9	$1,194.7
Accumulated impairment losses(A)	(392.5)	(405.8)
Goodwill, net	$820.4	$788.9

(A)	Accumulated impairment losses are attributable to our Latin America reporting unit (LASA) within the Industrial Gases – Americas segment and include the impacts of currency translation.

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2019 is 2.3 years.
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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2019		30 September 2018
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$2,656.2	0.4	$2,489.1	0.4
Net investment hedges	553.0	1.0	457.5	1.7
Not designated	921.7	0.9	1,736.1	0.8
Total Forward Exchange Contracts	$4,130.9	0.6	$4,682.7	0.7

The notional value of forward exchange contracts not designated decreased from the prior year as a result of maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €940.4 million ($1,069.6) at 30 June 2019 and €908.8 million ($1,054.6) at 30 September 2018. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2019, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2019				30 September 2018
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	LIBOR	2.60%	0.9	$600.0	LIBOR	2.60%	1.6
Cross currency interest rate swaps (net investment hedge)	$246.6	4.55%	3.09%	2.9	$201.7	4.42%	2.97%	3.1
Cross currency interest rate swaps (cash flow hedge)	$1,063.5	4.85%	2.94%	2.2	$1,052.7	4.99%	2.89%	2.3
Cross currency interest rate swaps (not designated)	$29.6	4.17%	3.61%	4.6	$80.2	4.88%	3.43%	3.9

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June 2019	30 September 2018	Balance Sheet Location	30 June 2019	30 September 2018
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$28.3	$24.9	Accrued liabilities	$32.3	$37.0
Interest rate management contracts	Other receivables	14.0	24.3	Accrued liabilities	.6	2.3
Forward exchange contracts	Other noncurrent assets	27.9	19.8	Other noncurrent liabilities	.8	4.6
Interest rate management contracts	Other noncurrent assets	36.1	48.7	Other noncurrent liabilities	7.3	11.6
Total Derivatives Designated as Hedging Instruments		$106.3	$117.7		$41.0	$55.5
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$7.9	$7.9	Accrued liabilities	$13.4	$14.9
Interest rate management contracts	Other receivables	—	4.0	Accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	22.8	16.2	Other noncurrent liabilities	26.1	23.7
Interest rate management contracts	Other noncurrent assets	.7	.3	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$31.4	$28.4		$39.5	$38.6
Total Derivatives		$137.7	$146.1		$80.5	$94.1

Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Three Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	$1.7	($34.4)	$—	$—	$5.8	$61.5	$7.5	$27.1
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	—	1.9	—	—	—	—	—	1.9
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	(6.9)	33.7	—	—	(9.7)	(55.6)	(16.6)	(21.9)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	3.1	.8	—	—	.7	2.0	3.8	2.8
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.2)	—	—	—	(.1)	(.5)	(.3)	(.5)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$2.0	($2.1)	$2.0	($2.1)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	($2.1)	$16.2	($11.3)	$44.2	$3.4	$36.9	($10.0)	$97.3
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	($.8)	($.3)	$—	$—	$.7	$2.2	($.1)	$1.9

	Nine Months Ended 30 June
	Forward Exchange Contracts		Foreign Currency Debt		Other (A)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	($14.1)	$5.0	$—	$—	($24.1)	$30.4	($38.2)	$35.4
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.4	6.9	—	—	—	—	.4	6.9
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	2.6	(13.2)	—	—	6.5	(23.4)	9.1	(36.6)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	9.4	3.0	—	—	2.0	3.3	11.4	6.3
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	(.1)	(.5)	—	—	(.1)	(.5)	(.2)	(1.0)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$4.6	($8.9)	$4.6	($8.9)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$15.9	($6.5)	$15.5	$4.7	$1.3	$2.4	$32.7	$.6
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	($3.1)	($.2)	$—	$—	$.2	($1.3)	($2.9)	($1.5)

(A)	Includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2019 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $25.0 and $33.4 as of 30 June 2019 and 30 September 2018, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $90.9 and $97.6 as of 30 June 2019 and 30 September 2018, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments primarily include time deposits and treasury securities with original maturities greater than three months and less than one year. We estimated the fair value of our short-term investments, which approximates carrying value as of the balance sheet date, using level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
Refer to Note 9, Financial Instruments, for a description of derivative instruments, including details related to the balance sheet line classifications.

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
The carrying values and fair values of financial instruments were as follows:

	30 June 2019		30 September 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$86.9	$86.9	$68.8	$68.8
Interest rate management contracts	50.8	50.8	77.3	77.3
Liabilities
Derivatives
Forward exchange contracts	$72.6	$72.6	$80.2	$80.2
Interest rate management contracts	7.9	7.9	13.9	13.9
Long-term debt, including current portion and related party	3,739.8	3,816.9	3,758.3	3,788.2

The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2019				30 September 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$86.9	$—	$86.9	$—	$68.8	$—	$68.8	$—
Interest rate management contracts	50.8	—	50.8	—	77.3	—	77.3	—
Total Assets at Fair Value	$137.7	$—	$137.7	$—	$146.1	$—	$146.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$72.6	$—	$72.6	$—	$80.2	$—	$80.2	$—
Interest rate management contracts	7.9	—	7.9	—	13.9	—	13.9	—
Total Liabilities at Fair Value	$80.5	$—	$80.5	$—	$94.1	$—	$94.1	$—

11. RETIREMENT BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans for the three and nine months ended 30 June 2019 and 2018 were as follows:

	Pension Benefits
	2019		2018
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$5.4	$4.8	$6.4	$6.5
Interest cost	28.2	9.0	26.8	9.4
Expected return on plan assets	(43.2)	(18.9)	(50.4)	(20.6)
Prior service cost amortization	.3	—	.4	—
Actuarial loss amortization	16.3	2.7	21.8	10.2
Settlements	.3	—	1.5	—
Special termination benefits	—	—	—	—
Other	—	.2	—	.3
Net Periodic Benefit Cost	$7.3	($2.2)	$6.5	$5.8

	Pension Benefits
	2019		2018
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$16.1	$14.6	$19.2	$19.4
Interest cost	85.0	27.0	80.3	28.2
Expected return on plan assets	(129.4)	(57.0)	(151.2)	(61.9)
Prior service cost amortization	.9	.1	1.2	—
Actuarial loss amortization	48.9	8.3	65.7	30.5
Settlements	6.1	.2	4.8	—
Special termination benefits	.7	—	.4	—
Other	—	.6	—	.9
Net Periodic Benefit Cost	$28.3	($6.2)	$20.4	$17.1
Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2019 and 2018 was not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlements to accelerate recognition of actuarial gains or losses deferred in accumulated other comprehensive loss when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. Pension settlements are reflected on our consolidated income statements within “Other non-operating income (expense), net.” For the nine months ended 30 June 2019, we recognized pension settlement losses of $6.3, of which $5.0 associated with the U.S. Supplementary Pension Plan was recognized during the second quarter.
For the nine months ended 30 June 2019 and 2018, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $31.0 and $43.0, respectively. Total contributions for fiscal year 2019 are expected to be approximately $45 to $65. During fiscal year 2018, total contributions were $68.3.

U.K. Lloyds Pensions Equalization Ruling
On 26 October 2018, the United Kingdom High Court issued a ruling related to the equalization of pension plan participants’ benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, we estimated the impact of retroactively increasing benefits in our U.K. plan in accordance with the High Court ruling. We treated the additional benefits as a prior service cost, which resulted in an increase to our projected benefit obligation and accumulated other comprehensive loss of $4.7 during the first quarter of fiscal year 2019. We will amortize this cost over the average remaining life expectancy of the U.K. participants. Given the immaterial effect on the U.K. plan's projected benefit, an interim remeasurement was not performed.

12. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, health, safety, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $47 at 30 June 2019) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $47 at 30 June 2019) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2019 and 30 September 2018 included an accrual of $71.1 and $76.8, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $71 to a reasonably possible upper exposure of $84 as of 30 June 2019.
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

PACE
At 30 June 2019, $24.7 of the environmental accrual was related to the Pace facility.
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
PIEDMONT
At 30 June 2019, $14.9 of the environmental accrual was related to the Piedmont site.
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
PASADENA
At 30 June 2019, $11.8 of the environmental accrual was related to the Pasadena site.
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

13. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the nine months ended 30 June 2019, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 30 June 2019, there were 4,473,615 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2019	2018	2019	2018
Before-tax share-based compensation cost	$9.8	$7.9	$31.0	$30.4
Income tax benefit	(2.3)	(1.9)	(7.3)	(7.2)
After-tax share-based compensation cost	$7.5	$6.0	$23.7	$23.2

Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2019 and 2018 was not material.
Deferred Stock Units
During the nine months ended 30 June 2019, we granted 114,929 market-based deferred stock units. The market-based deferred stock units are earned at the end of the performance period beginning 1 October 2018 and ending 30 September 2021, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
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

In addition, during the nine months ended 30 June 2019, we granted 166,119 time-based deferred stock units at a weighted average grant-date fair value of $167.82.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss (AOCL), net of tax, attributable to Air Products for the three and nine months ended 30 June 2019:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2019	($49.5)	($1,030.8)	($664.5)	($1,744.8)
Other comprehensive income (loss) before reclassifications	7.5	(48.8)	—	(41.3)
Amounts reclassified from AOCL	(13.1)	(2.6)	14.8	(.9)
Net current period other comprehensive income (loss)	(5.6)	(51.4)	14.8	(42.2)
Amount attributable to noncontrolling interests	.1	(5.7)	—	(5.6)
Balance at 30 June 2019	($55.2)	($1,076.5)	($649.7)	($1,781.4)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2018	($37.6)	($1,009.8)	($694.5)	($1,741.9)
Other comprehensive loss before reclassifications	(38.2)	(65.6)	(3.9)	(107.7)
Amounts reclassified from AOCL	20.7	(2.6)	48.7	66.8
Net current period other comprehensive income (loss)	(17.5)	(68.2)	44.8	(40.9)
Amount attributable to noncontrolling interests	.1	(1.5)	—	(1.4)
Balance at 30 June 2019	($55.2)	($1,076.5)	($649.7)	($1,781.4)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2019	2018	2019	2018
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$—	$1.9	$.4	$6.9
Other income/expense, net	(16.9)	(22.4)	8.9	(37.6)
Interest expense	3.8	2.8	11.4	6.3
Total (Gain) Loss on Cash Flow Hedges, net of tax	($13.1)	($17.7)	$20.7	($24.4)

Currency Translation Adjustment
Cost of sales(A)	$—	$—	$—	$3.1
Gain on exchange of equity affiliate investments(B)	(2.6)	—	(2.6)	—
Total Currency Translation Adjustment	($2.6)	$—	($2.6)	$3.1

Pension and Postretirement Benefits, net of tax(C)	$14.8	$26.0	$48.7	$75.5

(A)	The fiscal year 2018 impact relates to an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment during the first quarter.

(B)	The fiscal year 2019 impact relates to a net gain on the exchange of two equity affiliates with a joint venture partner. Refer to Note 6, Acquisitions, for additional information.

(C)
The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2019	2018	2019	2018
Numerator
Income from continuing operations	$488.0	$430.7	$1,256.8	$1,002.7
Income from discontinued operations	—	43.2	—	42.2
Net Income Attributable to Air Products	$488.0	$473.9	$1,256.8	$1,044.9
Denominator (in millions)
Weighted average common shares — Basic	220.6	219.5	220.2	219.3
Effect of dilutive securities
Employee stock option and other award plans	1.3	1.4	1.2	1.4
Weighted average common shares — Diluted	221.9	220.9	221.4	220.7
Basic EPS Attributable to Air Products
Income from continuing operations	$2.21	$1.96	$5.71	$4.57
Income from discontinued operations	—	.20	—	.19
Net Income Attributable to Air Products	$2.21	$2.16	$5.71	$4.76
Diluted EPS Attributable to Air Products
Income from continuing operations	$2.20	$1.95	$5.68	$4.54
Income from discontinued operations	—	.20	—	.19
Net Income Attributable to Air Products	$2.20	$2.15	$5.68	$4.73

For the three and nine months ended 30 June 2019, there were no antidilutive outstanding share-based awards. For the three months ended 30 June 2018, there were no antidilutive outstanding share-based awards. Outstanding share-based awards of .1 million were antidilutive and therefore excluded from the computation of diluted EPS for the nine months ended 30 June 2018.

16. INCOME TAXES
U.S. Tax Cuts and Jobs Act
The United States enacted the U.S. Tax Cuts and Jobs Act (the "Tax Act") on 22 December 2017. This legislation significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes.
We filed our 2018 federal income tax return in June 2019, which required an adjustment to our initial calculation of the deemed repatriation tax. Our income tax provision for the three months ended 30 June 2019 includes a discrete net income tax expense of $3.2 resulting from this adjustment. Our income tax provision for the nine months ended 30 June 2019 includes a net expense of $43.8, which reflects the net expense recorded to refine our estimates in the first quarter of 2019, within the one-year measurement period. This net expense included the reversal of a $56.2 benefit recorded in the fourth quarter of fiscal year 2018 related to the U.S. taxation of deemed foreign dividends and a benefit of $12.4 to reduce the total expected costs of the deemed repatriation tax.
For the nine months ended 30 June 2018, our consolidated income statements reflect the impacts recorded during the first quarter of fiscal year 2018, which include a discrete net income tax expense of $206.5 for our initial provisional estimates of the impacts of the Tax Act and a reduction to equity affiliates' income of $32.5 for future costs of repatriation related to the Tax Act that will be borne by an equity affiliate.
While our accounting for the provisions of the Tax Act is not provisional, further adjustments to the deemed repatriation tax could result from future adjustments to state tax return filing positions, U.S. or foreign tax examinations of the years impacted by the calculation, or from the issuance of additional federal or state guidance.

2018 Tax Restructuring and Audit Settlement
In the second quarter of fiscal year 2018, we recognized a $38.8 tax benefit, net of reserves for uncertain tax positions, and a decrease in net deferred tax liabilities resulting from the restructuring of foreign subsidiaries.
In the third quarter of fiscal year 2018 we received a final audit settlement agreement that resulted in an income tax benefit of approximately $9.1, including interest, in continuing operations during the three months ended 30 June 2018 for the release of tax reserves.
Effective Tax Rate
Our effective tax rate was 17.9% and 21.3% for the three and nine months ended 30 June 2019, respectively. Our effective tax rate was 19.4% and 30.6% for the three and nine months ended 30 June 2018, respectively. The current and prior year effective tax rates were primarily impacted by the Tax Act, restructuring benefit, and audit settlement items discussed above.
Cash Paid for Taxes (Net of Cash Refunds)
On a total company basis, income tax payments, net of refunds, were $250.8 and $319.1 for the nine months ended 30 June 2019 and 2018, respectively.

17. SUPPLEMENTAL INFORMATION
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements for the nine months ended 30 June 2019 and has been excluded from segment results. Annual sales and operating income associated with this customer prior to the facility closure were not material to the Industrial Gases – Asia segment. We do not expect to recognize additional charges related to this shutdown.
Related Party Sales
We have related party sales to some of our equity affiliates and joint venture partners. Sales to related parties totaled approximately $80 and $245 for the three and nine months ended 30 June 2019, respectively, and $70 and $245 for the three and nine months ended 30 June 2018, respectively. Agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

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
Our reporting segments are:

•	Industrial Gases – Americas

•	Industrial Gases – EMEA (Europe, Middle East, and Africa)

•	Industrial Gases – Asia

•	Industrial Gases – Global

•	Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Three Months Ended 30 June 2019
Sales	$955.3	$494.6	$679.4	$57.9	$36.8	$2,224.0
Operating income (loss)	262.2	123.4	231.4	(9.6)	(41.3)	566.1
Depreciation and amortization	126.3	47.8	87.9	2.2	4.9	269.1
Equity affiliates' income	21.7	18.8	14.9	1.0	—	56.4
Three Months Ended 30 June 2018
Sales	$948.7	$561.1	$623.8	$101.1	$24.3	$2,259.0
Operating income (loss)	237.1	118.8	185.5	19.8	(45.4)	515.8
Depreciation and amortization	120.5	49.8	69.5	2.3	3.5	245.6
Equity affiliates' income	24.1	17.5	15.1	1.4	—	58.1

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Segment Total
Nine Months Ended 30 June 2019
Sales	$2,936.2	$1,513.2	$1,931.6	$179.9	$74.8	$6,635.7
Operating income (loss)	737.0	351.5	632.9	(17.9)	(136.9)	1,566.6
Depreciation and amortization	376.8	140.4	252.7	6.3	13.0	789.2
Equity affiliates' income	62.1	45.8	44.9	2.7	—	155.5
Nine Months Ended 30 June 2018
Sales	$2,771.7	$1,638.6	$1,825.0	$335.8	$60.2	$6,631.3
Operating income (loss)	676.6	340.0	509.7	41.4	(135.8)	1,431.9
Depreciation and amortization	360.6	149.6	188.9	5.8	8.6	713.5
Equity affiliates' income	59.6	41.7	44.7	2.1	—	148.1
Total Assets
30 June 2019	$5,896.6	$3,399.7	$6,357.6	$284.3	$3,593.7	$19,531.9
30 September 2018	5,904.0	3,280.4	5,899.5	240.1	3,854.3	19,178.3

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

Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. For the nine months ended 30 June 2019 and 2018, changes in estimates favorably impacted operating income by approximately $15 and $25, respectively.
Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2019	2018	2019	2018
Segment total	$566.1	$515.8	$1,566.6	$1,431.9
Facility closure	—	—	(29.0)	—
Cost reduction actions	(25.5)	—	(25.5)	—
Gain on exchange of equity affiliate investments	29.1	—	29.1	—
Consolidated Total	$569.7	$515.8	$1,541.2	$1,431.9

Below is a reconciliation of segment total equity affiliates' income to consolidated equity affiliates' income:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2019	2018	2019	2018
Segment total	$56.4	$58.1	$155.5	$148.1
Tax reform repatriation - equity method investment	—	—	—	(32.5)
Consolidated Total	$56.4	$58.1	$155.5	$115.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The disclosures in this quarterly report are complementary to those made in our 2018 Form 10-K. An analysis of results for the third quarter and first nine months of fiscal year 2019 is provided in this Management’s Discussion and Analysis.
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
The discussion of results that follows includes comparisons to certain non-GAAP ("adjusted") financial measures. The presentation of non-GAAP measures is intended to provide investors, potential investors, securities analysts, and others with useful supplemental information to evaluate the performance of the business because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliations of reported GAAP results to non‑GAAP measures are presented on pages 48-53. Descriptions of the excluded items appear on pages 37-38 and pages 43-44.

THIRD QUARTER 2019 VS. THIRD QUARTER 2018
THIRD QUARTER 2019 IN SUMMARY

•
Sales of $2,224.0 decreased 2%, or $35.0, as positive underlying sales of 6% were more than offset by unfavorable currency impacts of 4%, a contract modification to a tolling arrangement in India of 3%, and lower energy and natural gas cost pass-through to customers of 1%.

•
Operating income of $569.7 increased 10%, or $53.9, and operating margin of 25.6% increased 280 basis points (bp). On a non-GAAP basis, adjusted operating income of $566.1 increased 10%, or $50.3, and adjusted operating margin of 25.5% increased 270 bp.

•	Income from continuing operations of $488.0 increased 13%, or $57.3. On a non-GAAP basis, adjusted income from continuing operations of $480.9 increased 12%, or $50.2.

•	Adjusted EBITDA of $891.6 increased 9%, or $72.1. Adjusted EBITDA margin of 40.1% increased 380 bp.

•	Diluted EPS of $2.20 increased 13%, or $.25. On a non-GAAP basis, adjusted diluted EPS of $2.17 increased 11%, or $.22. A summary table of changes in diluted EPS is presented on the following page.

Changes in Diluted EPS Attributable to Air Products

	Three Months Ended
	30 June		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$2.20	$1.95	$.25
Operating Income Impact (after-tax)
Underlying business
Volume			($.04)
Price, net of variable costs			.30
Other costs			(.02)
Currency			(.05)
Cost reduction actions			(.08)
Gain on exchange of equity affiliate investments			.13
Total Operating Income Impact (after-tax)			$.24
Other Impact (after-tax)
Equity affiliates' income			($.01)
Other non-operating income (expense), net			.02
Income tax			.02
Tax reform repatriation			(.02)
Noncontrolling interests			.01
Weighted average diluted shares			(.01)
Total Other Impact (after-tax)			$.01
Total Change in Diluted EPS from Continuing Operations – GAAP			$.25

	Three Months Ended
	30 June		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$2.20	$1.95	$.25
Cost reduction and asset actions	.08	—	.08
Gain on exchange of equity affiliate investments	(.13)	—	(.13)
Tax reform repatriation	.02	—	.02
Diluted EPS from Continuing Operations – Non-GAAP Measure	$2.17	$1.95	$.22

THIRD QUARTER RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	30 June
	2019	2018	$ Change	Change
Sales	$2,224.0	$2,259.0	($35.0)	(2)%
Operating income	569.7	515.8	53.9	10%
Operating margin	25.6%	22.8%		280	bp
Equity affiliates’ income	56.4	58.1	(1.7)	(3)%
Income from continuing operations	488.0	430.7	57.3	13%
Non-GAAP Measures
Adjusted EBITDA	$891.6	$819.5	$72.1	9%
Adjusted EBITDA margin	40.1%	36.3%		380 bp
Adjusted operating income	566.1	515.8	50.3	10%
Adjusted operating margin	25.5%	22.8%		270 bp

Sales	% Change from Prior Year
Underlying business
Volume	2%
Price	4%
Energy and natural gas cost pass-through	(1)%
Currency	(4)%
Other	(3)%
Total Consolidated Sales Change	(2)%
Sales of $2,224.0 decreased 2%, or $35.0. Underlying sales were up 6% due to positive pricing of 4% and favorable volumes of 2%. The pricing improvement was attributable to our merchant businesses across the regional segments. Strong underlying volumes driven by new plants onstream were negatively impacted by lower sale of equipment activity on the Jazan project as the project nears completion and a prior year contract termination for an old flue-gas desulfurization plant. Excluding the lower Jazan sales, volumes would have increased 4% due to new plants, primarily the Lu'An project in Asia, base business growth, and acquisitions. Lower energy and natural gas cost pass-through to customers decreased sales by 1%, and unfavorable currency impacts, primarily driven by the Chinese Renminbi and Euro, decreased sales by 4%. Finally, the modification of an existing hydrogen supply contract to a tolling arrangement in India, reflected in the table above as "Other," decreased sales by 3%.
Operating Income and Margin
Operating income of $569.7 increased 10%, or $53.9, as positive pricing, net of power and fuel costs, of $81 and a gain on the exchange of two 50%-owned equity affiliates of $29 were partially offset by a charge for cost reduction actions of $26, negative currency impacts of $12, unfavorable volume mix of $11, and higher net operating costs of $7. Operating margin of 25.6% increased 280 bp, primarily due to positive pricing and the impact of the contract modification to a tolling arrangement in India, partially offset by unfavorable volume mix.
On a non-GAAP basis, adjusted operating income of $566.1 increased 10%, or $50.3, primarily due to positive pricing, net of power and fuel costs, partially offset by negative currency impacts, unfavorable volume mix, and higher net operating costs. Adjusted operating margin of 25.5% increased 270 bp, primarily due to positive pricing and the impact of the contract modification to a tolling arrangement in India, partially offset by unfavorable volume mix.

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
Adjusted EBITDA of $891.6 increased 9%, or $72.1, primarily due to positive pricing, partially offset by unfavorable currency impacts. Adjusted EBITDA margin of 40.1% increased 380 bp, primarily due to higher pricing as well as the India contract modification.
Equity Affiliates' Income
Equity affiliates' income of $56.4 decreased 3%, or $1.7, primarily due to lower volumes, partially offset by sales associated with the Jazan Gas Projects Company joint venture.
Cost of Sales and Gross Margin
Cost of sales of $1,466.0 decreased 5%, or $79.4, due to positive currency impacts of $61, a favorable impact from the modification of a hydrogen supply contract to a tolling arrangement in India of $61, and lower energy and natural gas cost pass-through to customers of $20, partially offset by higher costs attributable to sales volumes of $49 and other costs of $14. Gross margin of 34.1% increased 250 bp, primarily due to positive pricing.
Selling and Administrative
Selling and administrative expense of $188.5 was flat as favorable currency impacts were offset by higher costs for incentive compensation. Selling and administrative expense as a percentage of sales increased from 8.3% to 8.5%.
Research and Development
Research and development expense of $18.1 increased 21%, or $3.1. Research and development expense as a percentage of sales increased from .7% to .8%.
Cost Reduction Actions
During the third quarter of fiscal year 2019, we recognized an expense of $25.5 ($18.8 after-tax, or $.08 per share) for severance and other benefits associated with position eliminations. Refer to Note 5, Cost Reduction Actions, to the consolidated financial statements for additional information. This expense has been reflected as "Cost reduction actions" on the consolidated income statements and was excluded from segment operating income for the three months ended 30 June 2019.
Gain on Exchange of Equity Affiliate Investments
During the third quarter of fiscal year 2019, we recognized a net gain of $29.1 ($.13 per share) resulting from the exchange of two 50%-owned industrial gas joint ventures in China. Refer to Note 6, Acquisitions, to the consolidated financial statements for additional information. The net gain has been reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements and was excluded from segment operating income for the three months ended 30 June 2019. There were no tax impacts on the exchange.
Other Income (Expense), Net
Other income (expense), net of $14.7 increased $8.9, primarily due to favorable currency impacts.
Interest Expense

	Three Months Ended
	30 June
	2019	2018
Interest incurred	$37.8	$42.4
Less: capitalized interest	3.6	7.5
Interest expense	$34.2	$34.9
Interest incurred decreased 11%, or $4.6, primarily due to favorable currency impacts and a lower average interest rate on the debt portfolio. The change in capitalized interest was attributable to a decrease in the carrying value of projects under construction, primarily driven by the Lu'An project in Asia.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net of $17.6 increased 38%, or $4.8, primarily due to non-service pension benefits in the current year.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 17.9% and 19.4% in the third quarters of fiscal years 2019 and 2018, respectively. The current year rate was lower primarily due to a non-taxable gain of $29.1 resulting from the exchange of two equity affiliates with a joint venture partner in China, higher tax benefits from share-based compensation, and final determinations of U.S. and foreign income tax. The current year benefits were partially offset by a discrete net income tax expense of $3.2 ($.02 per share) resulting from an adjustment in June 2019 to our initial calculation of the deemed repatriation tax related to the U.S. Tax Cuts and Jobs Act as well as a foreign audit settlement agreement that resulted in an income tax benefit of approximately $9.1 in the prior year.
On a non-GAAP basis, the adjusted effective tax rate was 18.6% and 19.4% in the third quarters of fiscal years 2019 and 2018, respectively. The current year rate was lower due to higher tax benefits from share-based compensation and final determinations of U.S. and foreign income tax, partially offset by a foreign audit settlement agreement that resulted in an income tax benefit of approximately $9.1 in the prior year.
Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information.
Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$955.3	$948.7	$6.6	1%
Operating income	262.2	237.1	25.1	11%
Operating margin	27.4%	25.0%		240 bp
Equity affiliates’ income	21.7	24.1	(2.4)	(10)%
Adjusted EBITDA	410.2	381.7	28.5	7%
Adjusted EBITDA margin	42.9%	40.2%		270 bp

Sales	% Change from Prior Year
Underlying business
Volume	—%
Price	4%
Energy and natural gas cost pass-through	(1)%
Currency	(2)%
Total Industrial Gases – Americas Sales Change	1%
Sales of $955.3 increased 1%, or $6.6. Underlying sales were up 4% from higher pricing, primarily driven by our North America merchant business. Volumes were flat as base merchant business growth in North America was offset by a prior year contract termination for an old flue-gas desulfurization plant. Excluding this termination, volumes would have increased 1%. In South America, volumes and pricing improved slightly despite continued economic weakness in the region. Lower energy and natural gas cost pass-through to customers and unfavorable currency impacts decreased sales by 1% and 2%, respectively.
Operating income of $262.2 increased 11%, or $25.1, primarily due to higher pricing, net of power and fuel costs, of $31, partially offset by unfavorable volumes of $3. Operating margin of 27.4% increased 240 bp, primarily due to positive pricing.
Equity affiliates’ income of $21.7 decreased 10%, or $2.4.

Industrial Gases – Europe, Middle East, and Africa (EMEA)

	Three Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$494.6	$561.1	($66.5)	(12)%
Operating income	123.4	118.8	4.6	4%
Operating margin	24.9%	21.2%		370 bp
Equity affiliates’ income	18.8	17.5	1.3	7%
Adjusted EBITDA	190.0	186.1	3.9	2%
Adjusted EBITDA margin	38.4%	33.2%		520 bp

Sales	% Change from Prior Year
Underlying business
Volume	2%
Price	4%
Energy and natural gas cost pass-through	(2)%
Currency	(5)%
Other	(11)%
Total Industrial Gases – EMEA Sales Change	(12)%
Sales of $494.6 decreased 12%, or $66.5. Underlying sales were up 6% from higher pricing of 4% and favorable volumes of 2%. Pricing improved across all product lines throughout the region. Favorable volumes were mostly attributable to acquisition activity as our base business remained stable. Energy and natural gas cost pass-through to customers reduced sales by 2%. Unfavorable currency impacts, primarily from the Euro and British Pound Sterling, decreased sales by 5%, and the modification of an existing hydrogen supply contract to a tolling arrangement in India in December 2018, reflected in the table above as "Other," decreased sales by 11%.
Operating income of $123.4 increased 4%, or $4.6, primarily due to higher pricing, net of power and fuel costs, of $18, partially offset by unfavorable currency impacts of $7 and unfavorable volume mix of $5. Operating margin of 24.9% increased 370 bp primarily due to higher pricing and the impact of the contract modification to a tolling arrangement in India, partially offset by unfavorable volume mix.
Equity affiliates’ income of $18.8 increased 7%, or $1.3, primarily due to sales associated with the Jazan Gas Projects Company joint venture, partially offset by unfavorable volumes.
Industrial Gases – Asia

	Three Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$679.4	$623.8	$55.6	9%
Operating income	231.4	185.5	45.9	25%
Operating margin	34.1%	29.7%		440 bp
Equity affiliates’ income	14.9	15.1	(.2)	(1)%
Adjusted EBITDA	334.2	270.1	64.1	24%
Adjusted EBITDA margin	49.2%	43.3%		590 bp

Sales	% Change from Prior Year
Underlying business
Volume	10%
Price	5%
Energy and natural gas cost pass-through	—%
Currency	(6)%
Total Industrial Gases – Asia Sales Change	9%
Sales of $679.4 increased 9%, or $55.6. Underlying sales increased 15% from higher volumes of 10% and higher pricing of 5%. The higher volumes were mostly attributable to new plants, primarily the full onstream of the Lu'An project. Pricing improved across all product lines throughout the region. Energy and natural gas cost pass-through to customers was flat, while unfavorable currency impacts, primarily from the Chinese Renminbi and South Korean Won, decreased sales by 6%.
Operating income of $231.4 increased 25%, or $45.9, due to favorable pricing, net of power and fuel costs, of $31, higher volumes of $20, and lower net operating costs of $6, partially offset by unfavorable currency impacts of $11. Operating margin of 34.1% increased 440 bp primarily due to higher pricing, lower net operating costs, and favorable volumes.
Equity affiliates’ income of $14.9 decreased 1%, or $.2.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	Three Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$57.9	$101.1	($43.2)	(43)%
Operating income (loss)	(9.6)	19.8	(29.4)	(148)%
Adjusted EBITDA	(6.4)	23.5	(29.9)	(127)%
Sales of $57.9 decreased 43%, or $43.2, primarily due to lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. We expect to complete this project in 2019.
Operating loss of $9.6 decreased $29.4 from operating income of $19.8 in the prior year, primarily due to the lower sale of equipment activity.
Corporate and other
The Corporate and other segment includes our liquefied natural gas (LNG), turbo machinery equipment, and helium storage and distribution sale of equipment businesses and corporate support functions that benefit all segments. The results of the Corporate and other segment also include income and expense that is not directly associated with the other segments, such as foreign exchange gains and losses.

	Three Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$36.8	$24.3	$12.5	51%
Operating loss	(41.3)	(45.4)	4.1	9%
Adjusted EBITDA	(36.4)	(41.9)	5.5	13%
Sales of $36.8 increased 51%, or $12.5, primarily due to sales generated from turbo machinery equipment and higher LNG activity. Operating loss of $41.3 decreased 9%, or $4.1.

FIRST NINE MONTHS 2019 VS. FIRST NINE MONTHS 2018
FIRST NINE MONTHS 2019 IN SUMMARY

•
Sales of $6,635.7 were flat as positive underlying sales of 4% and higher energy and natural gas cost pass-through to customers of 1% were offset by unfavorable currency impacts of 3% and the impact of a contract modification to a tolling arrangement in India of 2%.

•
Operating income of $1,541.2 increased 8%, or $109.3, and operating margin of 23.2% increased 160 bp. On a non-GAAP basis, adjusted operating income of $1,566.6 increased 9%, or $134.7, and adjusted operating margin of 23.6% increased 200 bp.

•	Income from continuing operations of $1,256.8 increased 25%, or $254.1. On a non-GAAP basis, adjusted income from continuing operations of $1,316.2 increased 9%, or $113.3.

•	Adjusted EBITDA of $2,511.3 increased 9%, or $217.8. Adjusted EBITDA margin of 37.8% increased 320 bp.

•	Diluted EPS of $5.68 increased 25%, or $1.14. On a non-GAAP basis, adjusted diluted EPS of $5.94 increased 9%, or $.49. A summary table of changes in diluted earnings per share is presented below.

•
We increased our quarterly dividend by 5% from $1.10 to $1.16 per share, or $4.64 per share annually. This is the 37th consecutive year that we have increased our dividend payment, reflecting continued confidence in our financial strength, significant cash flows, and growth outlook.

Changes in Diluted EPS Attributable to Air Products

	Nine Months Ended
	30 June		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$5.68	$4.54	$1.14
Operating Income Impact (after-tax)
Underlying business
Volume			$.25
Price, net of variable costs			.56
Other costs			(.15)
Currency			(.17)
Facility closure			(.10)
Cost reduction actions			(.08)
Gain on exchange of equity affiliate investments			.13
Total Operating Income Impact (after-tax)			$.44
Other Impact (after-tax)
Equity affiliates' income			.03
Other non-operating income (expense), net			.06
Interest expense			(.04)
Income tax			(.02)
Tax reform repatriation			2.12
Tax reform adjustment related to deemed foreign dividends			(.25)
Tax reform rate change and other			(.97)
Tax restructuring			(.18)
Noncontrolling interests			(.03)
Weighted average diluted shares			(.02)
Total Other Impact (after-tax)			$.70
Total Change in Diluted EPS from Continuing Operations – GAAP			$1.14

	Nine Months Ended
	30 June		Increase
	2019	2018	(Decrease)
Diluted EPS from Continuing Operations – GAAP	$5.68	$4.54	$1.14
Facility closure	.10	—	.10
Cost reduction actions	.08	—	.08
Gain on exchange of equity affiliate investments	(.13)	—	(.13)
Pension settlement loss	.02	—	.02
Tax reform repatriation	(.06)	2.06	(2.12)
Tax reform adjustment related to deemed foreign dividends	.25	—	.25
Tax reform rate change and other	—	(.97)	.97
Tax restructuring	—	(.18)	.18
Diluted EPS from Continuing Operations – Non-GAAP Measure	$5.94	$5.45	$.49

FIRST NINE MONTHS RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Nine Months Ended
	30 June
	2019	2018	$ Change	Change
Sales	$6,635.7	$6,631.3	$4.4	—%
Operating income	1,541.2	1,431.9	109.3	8%
Operating margin	23.2%	21.6%		160 bp
Equity affiliates’ income	155.5	115.6	39.9	35%
Income from continuing operations	1,256.8	1,002.7	254.1	25%
Non-GAAP Measures
Adjusted EBITDA	2,511.3	2,293.5	217.8	9%
Adjusted EBITDA margin	37.8%	34.6%		320 bp
Adjusted operating income	1,566.6	1,431.9	134.7	9%
Adjusted operating margin	23.6%	21.6%		200 bp
Adjusted equity affiliates' income	155.5	148.1	7.4	5%

Sales	% Change from Prior Year
Underlying business
Volume	1%
Price	3%
Energy and natural gas cost pass-through	1%
Currency	(3)%
Other	(2)%
Total Consolidated Sales Change	—%

Sales of $6,635.7 were flat as positive underlying sales of 4% and higher energy and natural gas cost pass-through to customers of 1% were offset by unfavorable currency impacts of 3% and the impact of the India contract modification of 2%. Underlying sales were up on favorable pricing of 3% and higher volumes of 1%. The pricing improvement was largely attributable to our merchant business across the regional segments. Higher volumes from new project onstreams, mainly the Lu'An project in Asia, and positive base business growth were offset by lower sale of equipment activity on the Jazan project as the project nears completion and a prior year equipment sale resulting from a contract termination in Asia. Unfavorable currency impacts were driven by the Chinese Renminbi and Euro.
Operating Income and Margin
Operating income of $1,541.2 increased 8%, or $109.3, as positive pricing, net of power and fuel costs, of $154, favorable volumes of $67, and a gain on the exchange of two 50%-owned equity affiliates of $29 were partially offset by unfavorable currency impacts of $46, higher net operating costs of $40, a charge for a facility closure of $29, and a charge for cost reduction actions of $26. Operating margin of 23.2% increased 160 bp, primarily due to positive pricing and favorable volume mix, partially offset by unfavorable net operating costs.
On a non-GAAP basis, adjusted operating income of $1,566.6 increased 9%, or $134.7, primarily due to positive pricing, net of power and fuel costs, and favorable volumes, partially offset by unfavorable currency impacts and higher net operating costs. Adjusted operating margin of 23.6% increased 200 bp, primarily due to positive pricing and favorable volume mix, partially offset by unfavorable net operating costs.
Adjusted EBITDA
Adjusted EBITDA of $2,511.3 increased 9%, or $217.8, primarily due to positive pricing and favorable volumes, partially offset by unfavorable currency impacts. Adjusted EBITDA margin of 37.8% increased 320 bp, primarily due to positive pricing and favorable volume mix.
Equity Affiliates' Income
Equity affiliates' income of $155.5 increased 35%, or $39.9, primarily due to an expense of $32.5 in the prior year resulting from the U.S. Tax Cuts and Jobs Act. Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information. On a non-GAAP basis, adjusted equity affiliates' income of $155.5 increased 5%, or $7.4, primarily driven by favorable volumes and new plant contributions.
Cost of Sales and Gross Margin
Cost of sales, including the facility closure discussed below, of $4,513.7 decreased 2%, or $110.0, as positive currency impacts of $154, a favorable impact from the modification of a hydrogen supply contract to a tolling arrangement in India of $126, and lower costs attributable to sales volumes of $21 were partially offset by higher energy and natural gas cost pass-through to customers of $109, higher other costs of $53, and the facility closure of $29. Gross margin of 32.0% increased 170 bp, primarily due to positive pricing and favorable volume mix, partially offset by the facility closure. Excluding the facility closure, adjusted cost of sales of $4,484.7 decreased 3%, or $139.0, and gross margin of 32.4% increased 210 bp, primarily due to positive pricing and favorable volume mix, partially offset by higher other costs.
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 ($22.1 after-tax, or $.10 per share) during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements for the nine months ended 30 June 2019 and has been excluded from segment results. Annual sales and operating income associated with this customer prior to the facility closure were not material to the Industrial Gases – Asia segment. We do not expect to recognize additional charges related to this shutdown.
Selling and Administrative Expense
Selling and administrative expense of $568.1 decreased 1%, or $6.7. Selling and administrative expense, as a percentage of sales, decreased from 8.7% to 8.6%.
Research and Development
Research and development expense of $50.0 increased 13%, or $5.9. Research and development expense as a percentage of sales increased from .7% to .8%.

Cost Reduction Actions
During the third quarter of fiscal year 2019, we recognized an expense of $25.5 ($18.8 after-tax, or $.08 per share) for severance and other benefits associated with position eliminations. Refer to Note 5, Cost Reduction Actions, to the consolidated financial statements for additional information. This expense has been reflected as "Cost reduction actions" on the consolidated income statements and was excluded from segment operating income for the nine months ended 30 June 2019.
Gain on Exchange of Equity Affiliate Investments
During the third quarter of fiscal year 2019, we recognized a net gain of $29.1 ($.13 per share) resulting from the exchange of two 50%-owned industrial gas joint ventures in China. Refer to Note 6, Acquisitions, to the consolidated financial statements for additional information. The net gain has been reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements and was excluded from segment operating income for the nine months ended 30 June 2019. There were no tax impacts on the exchange.
Other Income (Expense), Net
Other income (expense), net of $33.7 decreased 22%, or $9.5, primarily due to lower income from transition services agreements.
Interest Expense

	Nine Months Ended
	30 June
	2019	2018
Interest incurred	$116.3	$109.4
Less: capitalized interest	9.4	14.3
Interest expense	$106.9	$95.1
Interest incurred increased 6%, or $6.9, as interest expense associated with financing the Lu'An joint venture was partially offset by favorable impacts from currency, a lower average interest rate on the debt portfolio, and a lower average debt balance. The change in capitalized interest was attributable to a decrease in the carrying value of projects under construction, primarily driven by the Lu'An project in Asia.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $49.8 increased 48%, or $16.1, primarily due to higher interest income on cash and cash items. Non-service pension benefits in the current year were partially offset by a second quarter pension settlement loss of $5.0 ($3.8 after-tax, or $.02 per share) associated with the U.S. Supplementary Pension Plan.
Effective Tax Rate
The effective tax rate was 21.3% and 30.6% for the nine months ended 30 June 2019 and 2018, respectively. The current year rate was lower primarily due to the impacts related to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act") in fiscal year 2018. This legislation significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Tax Act, our income tax provision reflects discrete net income tax expense of $43.8 and $206.5 in fiscal years 2019 and 2018, respectively. The current year net expense includes the reversal of a $56.2 ($.25 per share) benefit related to the U.S. taxation of deemed foreign dividends that was included in our fiscal year 2018 income tax provision. We reversed this benefit based on our intent to follow proposed regulations issued during the first quarter of 2019. The current year expense was partially offset by a $12.4 ($.06 per share) reduction to the total expected costs of the deemed repatriation tax for foreign tax redeterminations and other foreign tax adjustments resulting from the completion of our estimates of the impact of the Tax Act in 2019. The higher 2018 expense resulting from the Tax Act was partially offset by a $38.8 tax benefit from the restructuring of foreign subsidiaries as well as a $9.1 benefit from a foreign audit settlement agreement. The current year rate was also impacted by a non-taxable gain of $29.1 resulting from the exchange of two equity affiliates with a joint venture partner in China during the third quarter of fiscal year 2019 as well as higher benefits related to final determinations of U.S and foreign tax. Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information.
On a non-GAAP basis, the adjusted effective tax rate increased from 18.9% in fiscal year 2018 to 19.2% in fiscal year 2019, primarily due to the prior year benefit of $9.1 from a foreign audit settlement agreement, partially offset by higher current year benefits related to final determinations of U.S and foreign tax.

Segment Analysis
Industrial Gases – Americas

	Nine Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$2,936.2	$2,771.7	$164.5	6%
Operating income	737.0	676.6	60.4	9%
Operating margin	25.1%	24.4%		70 bp
Equity affiliates’ income	62.1	59.6	2.5	4%
Adjusted EBITDA	1,175.9	1,096.8	79.1	7%
Adjusted EBITDA margin	40.0%	39.6%		40 bp

Sales	% Change from Prior Year
Underlying business
Volume	2%
Price	3%
Energy and natural gas cost pass-through	3%
Currency	(2)%
Total Industrial Gases – Americas Sales Change	6%
Sales of $2,936.2 increased 6%, or $164.5. Underlying sales were up 5% from higher pricing of 3% and higher volumes of 2%. The pricing improvement was primarily driven by our merchant business. The volume increase was primarily attributable to new plant onstreams, higher hydrogen demand, and North America base merchant business growth. Higher energy and natural gas cost pass-through to customers increased sales by 3%, while unfavorable currency impacts reduced sales by 2%.
Operating income of $737.0 increased 9%, or $60.4, as higher pricing, net of power and fuel costs, of $58 and favorable volumes of $40 were partially offset by higher costs of $33 and unfavorable currency impacts of $5. The higher costs were primarily driven by higher planned maintenance and transportation costs. Operating margin of 25.1% increased 70 bp as positive pricing and higher volumes were mostly offset by unfavorable costs and higher energy and natural gas cost pass-through to customers.
Equity affiliates’ income of $62.1 increased 4%, or $2.5, primarily due to new plant contributions and volume growth in Mexico.
Industrial Gases – EMEA

	Nine Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$1,513.2	$1,638.6	($125.4)	(8)%
Operating income	351.5	340.0	11.5	3%
Operating margin	23.2%	20.7%		250 bp
Equity affiliates’ income	45.8	41.7	4.1	10%
Adjusted EBITDA	537.7	531.3	6.4	1%
Adjusted EBITDA margin	35.5%	32.4%		310 bp

Sales	% Change from Prior Year
Underlying business
Volume	1%
Price	3%
Energy and natural gas cost pass-through	2%
Currency	(6)%
Other	(8)%
Total Industrial Gases – EMEA Sales Change	(8)%
Sales of $1,513.2 decreased 8%, or $125.4. Underlying sales were up 4% from higher pricing of 3% and higher volumes of 1%. The pricing improvement was primarily driven by our merchant business. Energy and natural gas cost pass-through to customers increased sales by 2%. Unfavorable currency impacts, primarily from the Euro and British Pound Sterling, reduced sales by 6%, and the modification of an existing hydrogen supply contract to a tolling arrangement in India in December 2018, reflected in the table above as "Other," reduced sales by 8%.
Operating income of $351.5 increased 3%, or $11.5, primarily due to higher pricing, net of power and fuel costs, of $37, partially offset by unfavorable currency impacts of $19 and higher costs of $5. Operating margin of 23.2% increased 250 bp as favorable pricing and the impact of the India tolling arrangement were partially offset by higher costs.
Equity affiliates’ income of $45.8 increased 10%, or $4.1, primarily due to sales associated with the Jazan Gas Projects Company joint venture.
Industrial Gases – Asia

	Nine Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$1,931.6	$1,825.0	$106.6	6%
Operating income	632.9	509.7	123.2	24%
Operating margin	32.8%	27.9%		490 bp
Equity affiliates’ income	44.9	44.7	.2	—%
Adjusted EBITDA	930.5	743.3	187.2	25%
Adjusted EBITDA margin	48.2%	40.7%		750 bp

Sales	% Change from Prior Year
Underlying business
Volume	6%
Price	4%
Energy and natural gas cost pass-through	1%
Currency	(5)%
Total Industrial Gases – Asia Sales Change	6%
Sales of $1,931.6 increased 6%, or $106.6. Underlying sales were up 10% from higher volumes of 6% and higher pricing of 4%. The volume increase was primarily driven by new plants onstream, mainly the Lu'An project, and base business growth, partially offset by the impact from short-term sale of equipment activity in the prior year. Pricing improved across Asia, primarily driven by our merchant business. Energy and natural gas cost pass-through to customers increased sales by 1%, while unfavorable currency impacts, primarily from the Chinese Renminbi, reduced sales by 5%.
Operating income of $632.9 increased 24%, or $123.2, due to higher volumes of $81, favorable pricing, net of power and fuel costs, of $57, and lower net operating costs of $9, partially offset by unfavorable currency impacts of $24. Operating margin of 32.8% increased 490 bp primarily due to higher volumes and positive pricing.
Equity affiliates’ income of $44.9 was flat versus the prior year.

Industrial Gases – Global

	Nine Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$179.9	$335.8	($155.9)	(46)%
Operating income (loss)	(17.9)	41.4	(59.3)	(143)%
Adjusted EBITDA	(8.9)	49.3	(58.2)	(118)%
Sales of $179.9 decreased 46%, or $155.9. The decrease in sales was primarily driven by lower sale of equipment activity on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. We expect to complete this project in 2019.
Operating loss of $17.9 decreased $59.3 from operating income of $41.4 in the prior year, primarily due to the lower sale of equipment activity.
Corporate and other

	Nine Months Ended
	30 June
	2019	2018	$ Change	% Change
Sales	$74.8	$60.2	$14.6	24%
Operating loss	(136.9)	(135.8)	(1.1)	(1)%
Adjusted EBITDA	(123.9)	(127.2)	3.3	3%
Sales of $74.8 increased 24%, or $14.6, primarily due to sales generated from turbo machinery equipment. Operating loss of $136.9 increased 1%, or $1.1.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Millions of dollars unless otherwise indicated, except for per share data)
The Company has presented certain financial measures on a non-GAAP (“adjusted”) basis and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. The Company's non-GAAP measures are not meant to be considered in isolation or as a substitute for the most directly comparable measure calculated in accordance with GAAP. The Company believes these non-GAAP measures provide investors, potential investors, securities analysts, and others with useful information to evaluate the performance of the business because such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting the Company's historical financial performance and projected future results.
In many cases, non-GAAP measures are determined by adjusting the most directly comparable GAAP measure to exclude certain disclosed items, or “non-GAAP adjustments”, that the Company believes are not representative of underlying business performance. For example, the Company previously excluded certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that the Company may recognize similar losses or gains in the future. Readers should also consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another.
The tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax impact of the transactions. These tax impacts are primarily driven by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

Reconciliations of reported GAAP results to the non-GAAP measures for the third quarter and first nine months of fiscal years 2019 and 2018 are presented below:
CONSOLIDATED RESULTS

	Continuing Operations
	Three Months Ended 30 June
Q3 2019 vs. Q3 2018	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2019 GAAP	$569.7	25.6%		$56.4	$109.3	$488.0	$2.20
2018 GAAP	515.8	22.8%		58.1	107.1	430.7	1.95
Change GAAP	$53.9	280	bp	($1.7)	$2.2	$57.3	$.25
% Change GAAP	10%			(3)%	2%	13%	13%
2019 GAAP	$569.7	25.6%		$56.4	$109.3	$488.0	$2.20
Cost reduction actions	25.5	1.2%		—	6.7	18.8	.08
Gain on exchange of equity affiliate investments	(29.1)	(1.3)%		—	—	(29.1)	(.13)
Tax reform repatriation	—	—%		—	(3.2)	3.2	.02
2019 Non-GAAP Measure	$566.1	25.5%		$56.4	$112.8	$480.9	$2.17
2018 GAAP	$515.8	22.8%		$58.1	$107.1	$430.7	$1.95
2018 Non-GAAP Measure	$515.8	22.8%		$58.1	$107.1	$430.7	$1.95
Change Non-GAAP Measure	$50.3	270	bp	($1.7)	$5.7	$50.2	$.22
% Change Non-GAAP Measure	10%			(3)%	5%	12%	11%

	Continuing Operations
	Nine Months Ended 30 June
2019 vs. 2018	Operating Income	Operating Margin(A)		Equity Affiliates' Income	Income Tax Provision	Net Income	Diluted EPS
2019 GAAP	$1,541.2	23.2%		$155.5	$348.9	$1,256.8	$5.68
2018 GAAP	1,431.9	21.6%		115.6	455.1	1,002.7	4.54
Change GAAP	$109.3	160	bp	$39.9	($106.2)	$254.1	$1.14
% Change GAAP	8%			35%	(23)%	25%	25%
2019 GAAP	$1,541.2	23.2%		$155.5	$348.9	$1,256.8	$5.68
Facility closure	29.0	.4%		—	6.9	22.1	.10
Cost reduction actions	25.5	.4%		—	6.7	18.8	.08
Gain on exchange of equity affiliate investments	(29.1)	(.4)%		—	—	(29.1)	(.13)
Pension settlement loss(B)	—	—%		—	1.2	3.8	.02
Tax reform repatriation	—	—%		—	12.4	(12.4)	(.06)
Tax reform adjustment related to deemed foreign dividends	—	—%		—	(56.2)	56.2	.25
2019 Non-GAAP Measure	$1,566.6	23.6%		$155.5	$319.9	$1,316.2	$5.94
2018 GAAP	$1,431.9	21.6%		$115.6	$455.1	$1,002.7	$4.54
Tax reform repatriation	—	—%		32.5	(420.5)	453.0	2.06
Tax reform rate change and other	—	—%		—	214.0	(214.0)	(.97)
Tax restructuring	—	—%		—	38.8	(38.8)	(.18)
2018 Non-GAAP Measure	$1,431.9	21.6%		$148.1	$287.4	$1,202.9	$5.45
Change Non-GAAP Measure	$134.7	200	bp	$7.4	$32.5	$113.3	$.49
% Change Non-GAAP Measure	9%			5%	11%	9%	9%

(A)	Operating margin is calculated by dividing operating income by sales.

(B)
Reflected on the consolidated income statements within "Other non-operating income (expense), net." Fiscal year 2019 includes a before-tax impact of $5.0 for the nine months ended 30 June 2019. Refer to Note 11, Retirement Benefits, to the consolidated financial statements for additional information.

Below is a reconciliation of consolidated operating income to segment total operating income:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2019	2018	2019	2018
Consolidated total	$569.7	$515.8	$1,541.2	$1,431.9
Facility closure	—	—	29.0	—
Cost reduction actions	25.5	—	25.5	—
Gain on exchange of equity affiliate investments	(29.1)	—	(29.1)	—
Segment total	$566.1	$515.8	$1,566.6	$1,431.9
Below is a reconciliation of consolidated equity affiliates' income to segment total equity affiliates' income:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2019	2018	2019	2018
Consolidated total	$56.4	$58.1	$155.5	$115.6
Tax reform repatriation - equity method investment	—	—	—	32.5
Segment total	$56.4	$58.1	$155.5	$148.1

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
Below is a reconciliation of income from continuing operations on a GAAP basis to adjusted EBITDA:

	Three Months Ended			Nine Months Ended
	30 June			30 June
	2019		2018	2019		2018
Income From Continuing Operations(A)	$500.2		$444.7	$1,290.7		$1,031.0
Add: Interest expense	34.2		34.9	106.9		95.1
Less: Other non-operating income (expense), net	17.6		12.8	49.8		33.7
Add: Income tax provision	109.3		107.1	348.9		455.1
Add: Depreciation and amortization	269.1		245.6	789.2		713.5
Add: Facility closure	—		—	29.0		—
Add: Cost reduction actions	25.5		—	25.5		—
Less: Gain on exchange of equity affiliate investments	29.1		—	29.1		—
Add: Tax reform repatriation - equity method investment	—		—	—		32.5
Adjusted EBITDA	$891.6		$819.5	$2,511.3		$2,293.5
Adjusted EBITDA margin	40.1%		36.3%	37.8%		34.6%
Change GAAP
Income from continuing operations change	$55.5			$259.7
Income from continuing operations % change	12%			25%
Change Non-GAAP
Adjusted EBITDA change	$72.1			$217.8
Adjusted EBITDA % change	9%			9%
Adjusted EBITDA margin change	380	bp		320	bp

(A)	Includes net income attributable to noncontrolling interests.

Below is a reconciliation of segment operating income to adjusted EBITDA:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Three Months Ended 30 June 2019
Operating income (loss)	$262.2		$123.4		$231.4		($9.6)	($41.3)	$566.1
Operating margin	27.4%		24.9%		34.1%				25.5%
Three Months Ended 30 June 2018
Operating income (loss)	$237.1		$118.8		$185.5		$19.8	($45.4)	$515.8
Operating margin	25.0%		21.2%		29.7%				22.8%
Operating income (loss) change	$25.1		$4.6		$45.9		($29.4)	$4.1	$50.3
Operating income (loss) % change	11%		4%		25%		(148)%	9%	10%
Operating margin change	240	bp	370	bp	440	bp			270	bp
NON-GAAP MEASURE
Three Months Ended 30 June 2019
Operating income (loss)	$262.2		$123.4		$231.4		($9.6)	($41.3)	$566.1
Add: Depreciation and amortization	126.3		47.8		87.9		2.2	4.9	269.1
Add: Equity affiliates' income	21.7		18.8		14.9		1.0	—	56.4
Adjusted EBITDA	$410.2		$190.0		$334.2		($6.4)	($36.4)	$891.6
Adjusted EBITDA margin	42.9%		38.4%		49.2%				40.1%
Three Months Ended 30 June 2018
Operating income (loss)	$237.1		$118.8		$185.5		$19.8	($45.4)	$515.8
Add: Depreciation and amortization	120.5		49.8		69.5		2.3	3.5	245.6
Add: Equity affiliates' income	24.1		17.5		15.1		1.4	—	58.1
Adjusted EBITDA	$381.7		$186.1		$270.1		$23.5	($41.9)	$819.5
Adjusted EBITDA margin	40.2%		33.2%		43.3%				36.3%
Adjusted EBITDA change	$28.5		$3.9		$64.1		($29.9)	$5.5	$72.1
Adjusted EBITDA % change	7%		2%		24%		(127)%	13%	9%
Adjusted EBITDA margin change	270	bp	520	bp	590	bp			380	bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Segment Total
GAAP MEASURE
Nine Months Ended 30 June 2019
Operating income (loss)	$737.0		$351.5		$632.9		($17.9)	($136.9)	$1,566.6
Operating margin	25.1%		23.2%		32.8%				23.6%
Nine Months Ended 30 June 2018
Operating income (loss)	$676.6		$340.0		$509.7		$41.4	($135.8)	$1,431.9
Operating margin	24.4%		20.7%		27.9%				21.6%
Operating income (loss) change	$60.4		$11.5		$123.2		($59.3)	($1.1)	$134.7
Operating income (loss) % change	9%		3%		24%		(143)%	(1)%	9%
Operating margin change	70	bp	250	bp	490	bp			200	bp
NON-GAAP MEASURE
Nine Months Ended 30 June 2019
Operating income (loss)	$737.0		$351.5		$632.9		($17.9)	($136.9)	$1,566.6
Add: Depreciation and amortization	376.8		140.4		252.7		6.3	13.0	789.2
Add: Equity affiliates' income	62.1		45.8		44.9		2.7	—	155.5
Adjusted EBITDA	$1,175.9		$537.7		$930.5		($8.9)	($123.9)	$2,511.3
Adjusted EBITDA margin	40.0%		35.5%		48.2%				37.8%
Nine Months Ended 30 June 2018
Operating income (loss)	$676.6		$340.0		$509.7		$41.4	($135.8)	$1,431.9
Add: Depreciation and amortization	360.6		149.6		188.9		5.8	8.6	713.5
Add: Equity affiliates' income	59.6		41.7		44.7		2.1	—	148.1
Adjusted EBITDA	$1,096.8		$531.3		$743.3		$49.3	($127.2)	$2,293.5
Adjusted EBITDA margin	39.6%		32.4%		40.7%				34.6%
Adjusted EBITDA change	$79.1		$6.4		$187.2		($58.2)	$3.3	$217.8
Adjusted EBITDA % change	7%		1%		25%		(118)%	3%	9%
Adjusted EBITDA margin change	40	bp	310	bp	750	bp			320	bp

INCOME TAXES
The tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense associated with each adjustment and is primarily dependent upon the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. For additional discussion on the impacts of our non-GAAP tax adjustments, including those resulting from the U.S. Tax Cuts and Jobs Act, refer to Note 16, Income Taxes, to the consolidated financial statements.

	Effective Tax Rate
	Three Months Ended 30 June		Nine Months Ended 30 June
	2019	2018	2019	2018
Income Tax Provision—GAAP	$109.3	$107.1	$348.9	$455.1
Income From Continuing Operations Before Taxes—GAAP	$609.5	$551.8	$1,639.6	$1,486.1
Effective Tax Rate—GAAP	17.9%	19.4%	21.3%	30.6%
Income Tax Provision—GAAP	$109.3	$107.1	$348.9	$455.1
Facility closure	—	—	6.9	—
Cost reduction actions	6.7	—	6.7	—
Pension settlement loss	—	—	1.2	—
Tax reform repatriation	(3.2)	—	12.4	(420.5)
Tax reform adjustment related to deemed foreign dividends	—	—	(56.2)	—
Tax reform rate change and other	—	—	—	214.0
Tax restructuring	—	—	—	38.8
Income Tax Provision—Non-GAAP Measure	$112.8	$107.1	$319.9	$287.4
Income From Continuing Operations Before Taxes—GAAP	$609.5	$551.8	$1,639.6	$1,486.1
Facility closure	—	—	29.0	—
Cost reduction actions	25.5	—	25.5	—
Gain on exchange of equity affiliate investments	(29.1)	—	(29.1)	—
Pension settlement loss	—	—	5.0	—
Tax reform repatriation - equity method investment	—	—	—	32.5
Income From Continuing Operations Before Taxes—Non-GAAP Measure	$605.9	$551.8	$1,670.0	$1,518.6
Effective Tax Rate—Non-GAAP Measure	18.6%	19.4%	19.2%	18.9%

LIQUIDITY AND CAPITAL RESOURCES
We have consistent access to commercial paper markets, and our cash balance and cash flows from operations and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 30 June 2019, we had $1,091.4 of foreign cash and cash items compared to total cash and cash items of $2,696.8. As a result of the Tax Act, we currently do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon subsequent repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Our cash flows from operating, investing, and financing activities, as reflected on the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended
	30 June
Cash provided by (used for)	2019	2018
Operating activities	$2,003.4	$1,856.2
Investing activities	(1,435.5)	(1,031.8)
Financing activities	(660.8)	(1,097.8)

Operating Activities
For the first nine months of fiscal year 2019, cash provided by operating activities was $2,003.4. Income from continuing operations of $1,256.8 was adjusted for items including depreciation and amortization, deferred income taxes, impacts from the Tax Act, a facility closure, undistributed earnings of unconsolidated affiliates, gains on sale of assets and investments, share-based compensation, and noncurrent capital lease receivables. Adjustments to our estimates of the impacts of the Tax Act are included within "Tax reform repatriation" and "Deferred income taxes." See Note 16, Income Taxes, to the consolidated financial statements for additional information. The "Gain on sale of assets and investments" includes a gain on the disposition of our interest in High-Tech Gases. Refer to Note 6, Acquisitions, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $186.4, primarily driven by $139.5 from trade receivables and $94.8 from payables and accrued liabilities. The use of cash within "Payables and accrued liabilities" was primarily driven by a $42.2 decrease in accrued utilities and a $33.5 decrease in accrued incentive compensation due to payments on the 2018 plan. The decrease in accrued utilities was primarily driven by a contract modification to a tolling arrangement in India and lower utility cost in the Industrial Gases – Americas segment.
For the first nine months of 2018, cash provided by operating activities was $1,856.2 which included income from continuing operations of $1,002.7. The tax reform repatriation adjustment of $310.3 represents our obligation for the deemed repatriation tax resulting from the Tax Act and is payable over a period of eight years. Undistributed earnings of unconsolidated affiliates includes $32.5 of expense resulting from the Tax Act. See Note 16, Income Taxes, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $124.3, primarily driven by $164.9 from payables and accrued liabilities. The use of cash within payables and accrued liabilities includes a decrease in customer advances of $87.5 primarily related to sale of equipment activity, a decrease of $24.8 for severance payments, and a $23.2 decrease in accrued incentive compensation due to payments on the 2017 plan.
Cash paid for income taxes, net of cash refunds, was $250.8 and $311.6 for the nine months ended 30 June 2019 and 2018, respectively.
Investing Activities
For the first nine months of fiscal year 2019, cash used for investing activities was $1,435.5. Capital expenditures for plant and equipment were $1,507.6 and included a $111.7 asset purchase of two air separation units in conjunction with the signing of a 20-year sale of gas contract with the customer. Cash paid for acquisitions, less cash acquired of $107.0 primarily related to our acquisition of ACP Europe SA ("ACP"). See Note 6, Acquisitions, to the consolidated financial statements for further details regarding our acquisitions. Proceeds from investments of $190.5 resulted from maturities of time deposits with original terms greater than three months but less than one year.
For the first nine months of 2018, cash used for investing activities was $1,031.8. Capital expenditures for plant and equipment were $1,158.1. Cash paid for acquisitions, net of cash acquired, was $320.2. See Note 6, Acquisitions, to the consolidated financial statements for further details. Net proceeds from the maturities of short-term investments was a source of cash of $395.4.
We define capital expenditures as cash flows for additions to plant and equipment, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below:

	Nine Months Ended
	30 June
	2019	2018
Additions to plant and equipment	$1,507.6	$1,158.1
Acquisitions, less cash acquired	107.0	320.2
Investment in and advances to unconsolidated affiliates	15.7	—
Capital expenditures	$1,630.3	$1,478.3
We expect capital expenditures of approximately $2,400 to $2,500 in fiscal year 2019. This range includes our investment in our joint venture, Air Products Lu An (Changzhi) Co., Ltd., with Lu’An Clean Energy Company, which closed on 26 April 2018.
Sales backlog represents our estimate of revenue to be recognized in the future on sale of equipment orders and related process technologies that are under firm contracts. The sales backlog for the Company at 30 June 2019 was $624, compared to $204 at 30 September 2018.

Financing Activities
For the first nine months of fiscal year 2019, cash used for financing activities was $660.8 and primarily included dividend payments to shareholders of $738.4, partially offset by proceeds from stock option exercises of $63.3.
For the first nine months of 2018, cash used for financing activities was $1,097.8. This consisted primarily of dividend payments to shareholders of $656.6 and repayment on long-term debt of $418.2. Payments on long-term debt primarily related to the repayment of a 1.2% U.S. Senior Note of $400.0 that matured on 16 October 2017.
Financing and Capital Structure
Capital needs were satisfied primarily with cash from operations. Total debt as of 30 June 2019 and 30 September 2018, expressed as a percentage of total capitalization (total debt plus total equity), was 24.6% and 25.4%, respectively. Total debt increased from $3,812.6 at 30 September 2018 to $3,819.7 at 30 June 2019. The current year total debt balance includes $384.5 of related party debt associated with the Lu'An joint venture.
We have a $2,300.0 revolving credit agreement with a syndicate of banks ("the Credit Agreement”) maturing 31 March 2022. Under the Credit Agreement, senior unsecured debt is available to both the Company and certain of its subsidiaries. The Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization no greater than 70%. No borrowings were outstanding under the Credit Agreement as of 30 June 2019 or 30 September 2018.
Commitments totaling $2.3 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding as of 30 June 2019.
As of 30 June 2019, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2019, we did not purchase any of our outstanding shares. At 30 June 2019, $485.3 in share repurchase authorization remained.
Dividends
On 18 July 2019, the Board of Directors declared the fourth quarter dividend of $1.16 per share. The dividend is payable on 11 November 2019 to shareholders of record at the close of business on 1 October 2019.
CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to our contractual obligations since 30 September 2018.
PENSION BENEFITS
For the nine months ended 30 June 2019 and 2018, net periodic pension cost was $22.1 and $37.5, respectively. We recognized service-related costs of $31.3 and $39.5, respectively, on our consolidated income statements within operating income. The non-service benefits of $9.2 and $2.0 were included in "Other non-operating income (expense), net" for the nine months ended 30 June 2019 and 2018, respectively. The decrease in pension expense in fiscal year 2019 resulted from lower loss amortization, primarily due to favorable asset experience, and the impact of higher discount rates, partially offset by lower expected return on assets. The amount of service costs capitalized in fiscal years 2019 and 2018 was not material.
For the nine months ended 30 June 2019 and 2018, we recognized pension settlement losses of $6.3 and $4.8, respectively, to accelerate recognition of a portion of actuarial gains and losses deferred in accumulated other comprehensive loss. These losses are included within "Other non-operating income (expense), net" on our consolidated income statements. Pension settlement losses in fiscal years 2019 and 2018 were primarily associated with the U.S. Supplementary Pension Plan. We expect total pension settlement losses of approximately $10 in fiscal year 2019.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2019 and 2018, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $31.0 and $43.0, respectively. Total contributions for fiscal 2019 are expected to be approximately $45 to $65. During fiscal year 2018, total contributions were $68.3.
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
RELATED PARTY TRANSACTIONS
We have related party sales to some of our equity affiliates and joint venture partners. Sales to related parties totaled approximately $80 and $245 for the three and nine months ended 30 June 2019, respectively, and $70 and $245 for the three and nine months ended 30 June 2018, respectively. Agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.
During fiscal year 2018, we completed the formation of Air Products Lu An (Changzhi) Co., Ltd. ("the JV"), a 60%-owned joint venture with Lu'An Clean Energy Company ("Lu'An"), and the JV acquired gasification and syngas clean-up assets from Lu'An. In connection with the acquisition, Lu'An made a loan to the JV of 2.6 billion RMB and we established a liability of 2.3 billion RMB for cash payments expected to be made to or on behalf of Lu'An in 2019. Long-term debt payable to Lu'An of approximately $322 and $384 as of 30 June 2019 and 30 September 2018, respectively, is presented on the consolidated balance sheets as "Long-term debt – related party." As of 30 June 2019, approximately $63 of the loan is reflected within "Current portion of long-term debt." The expected remaining cash payments are presented within "Payables and accrued liabilities" and were approximately $81 and $330 as of 30 June 2019 and 30 September 2018, respectively.
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
There have been no changes to our accounting policies or estimates during the first nine months of fiscal year 2019 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
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
Our net financial instrument position increased from a liability of $3,736.2 at 30 September 2018 to a liability of $3,759.7 at 30 June 2019.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2019, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $82 and $96 in the net liability position of financial instruments at 30 June 2019 and 30 September 2018, respectively. A 100 bp decrease in market interest rates would result in an increase of $87 and $101 in the net liability position of financial instruments at 30 June 2019 and 30 September 2018.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2018.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 June 2019, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $321 and $329 in the net liability position of financial instruments at 30 June 2019 and 30 September 2018, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 30 June 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2019, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 25 July 2019	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer