Form 10-K
period 2019-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2019-11-26
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended 30 September 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-04534
AIR PRODUCTS AND CHEMICALS, INC.

Delaware	23-1274455
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7201 Hamilton Boulevard
Allentown, Pennsylvania 18195-1501
(Address of Principal Executive Offices and Zip Code)
610-481-4911
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Registered on:
Common Stock, par value $1.00 per share	APD	New York Stock Exchange
2.000% Euro Notes due 2020	APD20	New York Stock Exchange
0.375% Euro Notes due 2021	APD21B	New York Stock Exchange
1.000% Euro Notes due 2025	APD25	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
The aggregate market value of the voting stock held by non-affiliates of the registrant on 29 March 2019 was approximately $42.0 billion. For purposes of the foregoing calculations, all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock outstanding as of 31 October 2019 was 220,433,925.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020 are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2019

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding plans, projects, strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:

•	changes in global or regional economic conditions, supply and demand dynamics in the market segments we serve, or in the financial markets;

•	risks associated with having extensive international operations, including political risks, risks associated with unanticipated government actions and risks of investing in developing markets;

•	project delays, contract terminations, customer cancellations, or postponement of projects and sales;

•	our ability to develop and operate large scale and technically complex projects, including gasification projects;

•	the future financial and operating performance of major customers and joint venture partners;

•	our ability to develop, implement, and operate new technologies, or to execute the projects in our backlog;

•	tariffs, economic sanctions and regulatory activities in jurisdictions in which we and our affiliates and joint ventures operate;

•
the impact of environmental, tax or other legislation, as well as regulations affecting our business and related compliance requirements, including legislation or regulations related to global climate change;

•	changes in tax rates and other changes in tax law;

•	the timing, impact, and other uncertainties relating to acquisitions and divestitures, including our ability to integrate acquisitions and separate divested businesses, respectively;

•	risks relating to cybersecurity incidents, including risks from the interruption, failure or compromise of our information systems;

•	catastrophic events, such as natural disasters, acts of war, or terrorism;

•	the impact of price fluctuations in oil and natural gas and disruptions in markets and the economy due to oil and natural gas price volatility;

•	costs and outcomes of legal or regulatory proceedings and investigations;

•	asset impairments due to economic conditions or specific events;

•	significant fluctuations in interest rates and foreign currency exchange rates from those currently anticipated;

•	damage to facilities, pipelines or delivery systems, including those we own or operate for third parties;

•	availability and cost of raw materials; and

•	the success of productivity and operational improvement programs.

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

PART I

ITEM 1.    BUSINESS
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, serves customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, equipment, and services. The Company is the world’s largest supplier of hydrogen and has built leading positions in growth markets such as helium and liquefied natural gas ("LNG") process technology and equipment. The Company also develops, engineers, builds, owns and operates some of the world’s largest industrial gas projects, including gasification projects that sustainably convert abundant natural resources into syngas for the production of high-value power, fuels and chemicals.
As used in this report, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” or “registrant” include controlled subsidiaries, affiliates, and predecessors of Air Products and its controlled subsidiaries and affiliates.
During its fiscal year ended 30 September 2019 (“fiscal year 2019”), the Company reported its continuing operations in five reporting segments under which it managed its operations, assessed performance, and reported earnings: Industrial Gases – Americas; Industrial Gases – EMEA (Europe, Middle East, and Africa); Industrial Gases – Asia; Industrial Gases – Global; and Corporate and other.
Except as otherwise noted, the description of the Company's business below reflects the Company's continuing operations. Refer to Note 4, Discontinued Operations, to the consolidated financial statements for additional details on our discontinued operations.
Industrial Gases Business
The Company’s Industrial Gases business produces atmospheric gases, such as oxygen, nitrogen, and argon, process gases, such as hydrogen, helium, carbon dioxide, carbon monoxide, and syngas, and specialty gases. Atmospheric gases are produced through various air separation processes of which cryogenic is the most prevalent. Process gases are produced by methods other than air separation. For example, hydrogen, carbon monoxide and syngas are produced by steam methane reforming of natural gas and by the gasification of liquid and solid hydrocarbons. Hydrogen is produced by purifying byproduct sources obtained from the chemical and petrochemical industries; and helium is produced as a byproduct of gases extracted from underground reservoirs, primarily natural gas, but also carbon dioxide purified before resale. The Industrial Gases business also develops, builds and operates equipment for the production or processing of gases, such as air separation units and non-cryogenic generators.
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
On-Site Gases—Large quantities of hydrogen, nitrogen, oxygen, carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide) are provided to customers, principally in the energy production and refining, chemical, gasification, and metals industries worldwide, that require large volumes of gases and have relatively constant demand. Gases are produced at large facilities located adjacent to customers’ facilities or by pipeline systems from centrally located production facilities and are generally governed by 15- to 20- year contracts. The Company also delivers small quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically either via a 10- to 15- year sale of gas contract or through the sale of the equipment to the customer.
Electricity is the largest cost component in the production of atmospheric gases. Steam methane reformers utilize natural gas as the primary raw material and gasifiers use liquid and solid hydrocarbons as the principal raw material for the production of hydrogen, carbon monoxide and syngas. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, and cost pass-through and tolling arrangements. During fiscal year 2019, no significant difficulties were encountered in obtaining adequate supplies of power and natural gas.
The Company obtains helium from a number of sources globally, including crude helium for purification from the U.S. Bureau of Land Management's helium reserve.
The regional Industrial Gases segments also include our interests in the results of several joint ventures accounted for by the equity method, which are reported in our financial statements as income from equity affiliates. The largest of these joint ventures operate in Mexico, Italy, South Africa, India, Saudi Arabia, and Thailand.
Each of the regional Industrial Gases segments competes against two global industrial gas companies: Air Liquide S.A. and Linde plc (the successor to Praxair, Inc. and Linde AG, pursuant to a combination that became effective on 31 October 2018), as well as regional competitors. Competition in Industrial Gases is based primarily on price, reliability of supply, and the development of industrial gas applications. We derive a competitive advantage in locations where we have pipeline networks, which enable us to provide reliable and economic supply of products to our larger customers.
Overall regional industrial gases sales constituted approximately 96%, 94%, and 90% of consolidated sales in fiscal years 2019, 2018, and 2017, respectively. Sales of atmospheric gases constituted approximately 46%, 46%, 45% of consolidated sales in fiscal years 2019, 2018, and 2017, respectively, while sales of tonnage hydrogen, syngas, and related products constituted approximately 26%, 25%, and 24% of consolidated sales in fiscal years 2019, 2018, and 2017, respectively.

Industrial Gases Equipment
The Company designs and manufactures equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction ("LNG"), and liquid helium and liquid hydrogen transport and storage. The Industrial Gases – Global segment includes activity related to cryogenic and gas processing equipment for air separation. The equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. The Corporate and other segment includes three global equipment businesses: our LNG equipment business, our Gardner Cryogenics business fabricating helium and hydrogen transport and storage containers, and our Rotoflow business, which manufactures turboexpanders and other precision rotating equipment. Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the manufacturing of equipment. Raw materials for individual projects typically are acquired under firm purchase agreements. Equipment is produced at the Company’s manufacturing sites with certain components being procured from subcontractors and vendors. Competition in the equipment business is based primarily on technological performance, service, technical know-how, price, and performance guarantees. Sale of equipment constituted approximately 4%, 6%, and 10% of consolidated sales in fiscal years 2019, 2018, and 2017, respectively.
The backlog of equipment orders was approximately $.9 billion on 30 September 2019 (as compared to a total backlog of approximately $.2 billion on 30 September 2018). The Company estimates that approximately 50% of the total equipment sales backlog as of 30 September 2019 will be recognized as revenue during fiscal year 2020, dependent on execution schedules of the relevant projects.
International Operations
The Company, through subsidiaries, affiliates, and joint ventures accounted for using the equity method, conducts business in 51 countries outside the United States. Its international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, tariffs, trade sanctions, and import and export controls, and other economic, political, and regulatory policies of local governments described in Item 1A, Risk Factors, below.
The Company has majority or wholly owned foreign subsidiaries that operate in Canada; 17 European countries (including the Netherlands, Spain, and the United Kingdom); nine Asian countries (including China, South Korea, and Taiwan); seven Latin American countries (including Brazil and Chile); five countries in the Middle East (including Saudi Arabia), and three African countries. The Company also owns less-than-controlling interests in entities operating in Europe, Asia, Latin America, the Middle East, and Africa (including China, Germany, India, Italy, Mexico, Oman, Saudi Arabia, South Africa, and Thailand).
Financial information about the Company’s foreign operations and investments is included in Note 9, Summarized Financial Information of Equity Affiliates; Note 23, Income Taxes; and Note 26, Business Segment and Geographic Information, to the consolidated financial statements included under Item 8, below. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Major Accounting Policies, and information on the Company’s exposure to currency fluctuations is included in Note 14, Financial Instruments, to the consolidated financial statements, included under Item 8, below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A, below. Export sales from operations in the United States to third-party customers amounted to $41.3 million, $33.1 million, and $64.2 million in fiscal years 2019, 2018, and 2017, respectively.
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

During fiscal year 2019, the Company owned approximately 857 United States patents, approximately 3,733 foreign patents, and was a licensee under certain patents owned by others. The increase in the number of patents compared to fiscal year 2018 is primarily attributable to the acquisition of General Electric Company’s gasification business, completed in August 2019, inclusive of its related patent estate. While the patents and licenses are considered important, the Company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.
Environmental Controls
The Company is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in higher capital expenditures and costs. In the normal course of business, the Company is involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law); Resource Conservation and Recovery Act ("RCRA"); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. The Company’s accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, and environmental loss contingencies are discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements, included under Item 8, below.
The amounts charged to income from continuing operations related to environmental matters totaled $14.2 million, $12.8 million, and $11.4 million in fiscal years 2019, 2018, and 2017, respectively. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal Company standards. Refer to Note 18, Commitments and Contingencies, to the consolidated financial statements for additional information.
The Company estimates that we spent approximately $5 million, $3 million, and $7 million in fiscal years 2019, 2018, and 2017, respectively, on capital projects reflected in continuing operations to control pollution. Capital expenditures to control pollution are estimated to be approximately $5 million in both fiscal years 2020 and 2021.
Employees
On 30 September 2019, the Company (including majority-owned subsidiaries) had approximately 17,700 employees, of whom approximately 17,440 were full-time employees and of whom approximately 12,950 were located outside the United States. The Company has collective bargaining agreements with unions at various locations that expire on various dates over the next four years. The Company considers relations with its employees to be satisfactory.
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
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated revenues. We do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, we have several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to our consolidated revenue, could have an adverse impact on our financial results.
Governmental Contracts
Our business is not subject to a government entity’s renegotiation of profits or termination of contracts that would be material to our business as a whole.
Available Information
All periodic and current reports, registration statements, proxy statements, and other filings that the Company is required to file with the Securities and Exchange Commission ("SEC"), including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge through the Company’s website at www.airproducts.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. All such reports filed during the period covered by this report were available on the Company’s website on the same day as filing. In addition, our filings with the SEC are available free of charge on the SEC's website, www.sec.gov.
Executive Officers of the Company
The Company’s executive officers and their respective positions and ages on 26 November 2019 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
M. Scott Crocco	55
Executive Vice President and Chief Financial Officer (became Executive Vice President and Chief Financial Officer in 2016; Senior Vice President and Chief Financial Officer in 2013; and Vice President and Corporate Controller in 2008).

Seifi Ghasemi	75
Chairman, President, and Chief Executive Officer (became Chairman, President and Chief Executive Officer in 2014 and previously served as Chairman and Chief Executive Officer of Rockwood Holdings, Inc. from 2001 to 2014). Mr. Ghasemi is a member and Chairman of the Board of Directors and the Chairman of the Executive Committee of the Board of Directors.

Sean D. Major	55
Executive Vice President, General Counsel and Secretary (Secretary since December 2017 and Executive Vice President and General Counsel since May 2017). Previously, Mr. Major served as Executive Vice President, General Counsel and Secretary for Joy Global Inc. from 2007 to 2017.

Dr. Samir J. Serhan	58
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
In fiscal year 2019, over 60% of our sales were derived from customers outside the United States and many of our operations, suppliers, and employees are located outside the United States. Our operations in foreign jurisdictions may be subject to risks including exchange control regulations, import and trade restrictions, trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Changing economic and political conditions within foreign jurisdictions, strained relations between countries, or the imposition of tariffs or international sanctions can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material adverse impact on our financial condition, results of operation, and cash flows.
Our growth strategies depend in part on our ability to further penetrate markets outside the United States, particularly in higher-growth markets such as China, India, Russia and the Middle East, and involve significantly larger and more complex projects, including gasification projects, some in regions where there is the potential for significant economic and political disruptions. We are actively investing large amounts of capital and other resources, in some cases through joint ventures, in developing markets with high growth potential. Our operations in these markets may be subject to greater risks than those faced by our operations in mature economies, including political and economic instability, project delay or abandonment due to unanticipated government actions, inadequate investment in infrastructure, undeveloped property rights and legal systems, unfamiliar regulatory environments, relationships with local partners, language and cultural differences and increased difficulty recruiting, training and retaining qualified employees. Our contracts in these locations may be subject to cancellation without full compensation for loss. Successful operation of particular facilities or execution of projects may be disrupted by civil unrest, acts of sabotage or terrorism, and other local security concerns. Such concerns may require us to incur greater costs for security or require us to shut down operations for a period of time.
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
Gasification and other large projects involve challenging engineering, procurement and construction phases that may occur in more risky locations and over extended time periods, sometimes up to several years. These projects are large scale and technically complex and, as a result, face greater development and operational risks. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers' contractors in completing their portion of a project, technical or transportation difficulties, cost overruns and other factors, many of which are beyond our control, that may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of these costs. In addition, in some cases we seek limited recourse financing for certain large projects and face market risk associated with the availability and terms of such financing. These financing arrangements may require that we comply with certain performance requirements which, if not met, could result in default and restructuring costs or other losses. All of these factors could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts in the future.

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
We are subject to extensive government regulation in the jurisdictions in which we do business. Regulations addressing, among other things, import/export restrictions, anti-bribery and corruption, and taxes, can negatively impact our financial condition, results of operation, and cash flows.
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
We are continually developing and implementing new technologies and product offerings. Existing technologies are being implemented in products and designs or at scales beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted, or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. In addition, large scale gasification projects may contain processes or technologies that we have not operated at the same scale or in the same combination, and although such projects generally include technologies and processes that have been demonstrated previously by others, such technologies or processes may be new to us and may introduce new risks to our operations. Performance difficulties on these larger projects may have a material adverse effect on our operations and financial results. In addition, performance challenges may adversely affect our reputation and our ability to obtain future contracts for gasification projects.
Legislative, regulatory and societal responses to global climate change create financial risk.
We are the world’s leading supplier of hydrogen, the primary use of which is the production of ultra-low sulfur transportation fuels that have significantly reduced transportation emissions and helped improve human health. To make the high volumes of hydrogen needed by our customers, we use steam methane reforming, which releases carbon dioxide. In addition, although gasification enables the conversion of lower value feedstocks into cleaner energy and value-added products, our gasification projects will increase our carbon footprint because the gasification process produces carbon dioxide. Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases ("GHGs"), including carbon dioxide. These include existing coverage under the European Union Emission Trading system, the California cap and trade scheme, China’s Emission Trading Scheme and its nation-wide expansion, and South Korea’s Emission Trading Scheme. In Canada, Alberta and Ontario are both in the development/approval process for new GHG regulations. Alberta’s Carbon Competitiveness Incentive Regulation will end December 31, 2019 and will be replaced by the proposed Technology Innovation and Emission Reduction ("TIER") System or Environment & Climate Change Canada's Output Based Pricing System ("OBPS"). In lieu of adherence to the OBPS, Ontario seeks approval from Environment & Climate Change Canada to implement their proposed GHG Emissions Performance Standards program. In addition, the U.S. Environmental Protection Agency ("EPA") requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. Some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
Increased public concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. We believe we will be able to mitigate some of the increased costs through contractual terms, but the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.

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
We are subject to extensive federal, state, local, and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air; discharges to land and water; and the generation, handling, treatment, and disposal of hazardous waste and other materials. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in our manufacturing operations and in the transportation of our products. Future developments and more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. In addition, laws and regulations may require significant expenditures for environmental protection equipment, compliance, and remediation. These additional costs may adversely affect financial results. For a more detailed description of these matters, see Item 1, Business–Environmental Controls, above.
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
Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and adversely impact our financial condition, results of operations or cash flows. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly revised the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries. Various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the U.S. or foreign jurisdictions where we operate could have a material adverse effect on our business, results of operations, or financial condition.

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
Industrial Gases – Asia
Industrial Gases – Asia currently operates from over 170 production and distribution facilities within Asia (approximately one-fourth of which are on owned property or long-duration term grants). The Company has sufficient property rights and permits for the ongoing operation of our pipeline systems in China, South Korea, Taiwan, Malaysia, Singapore, and Indonesia. Management and sales support for this business segment is based in Shanghai, China and Kuala Lumpur, Malaysia, and in 18 leased office locations throughout the region.

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

ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are involved in various legal proceedings, including commercial, competition, environmental, intellectual property, regulatory, product liability, and insurance matters. Although litigation with respect to these matters is routine and incidental to the conduct of our business, such litigation could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. However, we believe that litigation currently pending to which we are a party will be resolved without any material adverse effect on our financial position, earnings, or cash flows.
From time to time, we are also involved in proceedings, investigations, and audits involving governmental authorities in connection with environmental, health, safety, competition, and tax matters.
The Company is a party to proceedings under CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are 31 sites on which a final settlement has not been reached where the Company, along with others, has been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current and former manufacturing sites. We do not expect that any sums we may have to pay in connection with these environmental matters would have a material adverse impact on our consolidated financial position. Additional information on the Company’s environmental exposure is included under Item 1, Business–Environmental Controls.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $43 million at 30 September 2019) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of the Company’s total revenue in Brazil in 2003.
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
In November 2019, the Company finalized a Consent Order with the City of Santa Clara, CA (“City”) to address certain alleged administrative violations at its Santa Clara facility. The Consent Order requires the Company to pay the City approximately $.6 million to settle the allegations, which includes an enforcement penalty and funding for various supplemental environmental and training projects.

Other than the CADE matter discussed above, we do not currently believe there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows. However, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol "APD." As of 31 October 2019, there were 5,166 record holders of our common stock.
Cash dividends on the Company’s common stock are paid quarterly. It is our expectation that we will continue to pay cash dividends in the future at comparable or increased levels. The Board of Directors determines whether to declare dividends and the timing and amount based on financial condition and other factors it deems relevant. Dividend information for each quarter of fiscal years 2019 and 2018 is summarized below:

	2019	2018
First quarter	$1.10	$.95
Second quarter	1.16	1.10
Third quarter	1.16	1.10
Fourth quarter	1.16	1.10
Total	$4.58	$4.25
Purchases of Equity Securities by the Issuer
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with one or more brokers. There were no purchases of stock during fiscal year 2019. At 30 September 2019, $485.3 million in share repurchase authorization remained. Additional purchases will be completed at the Company’s discretion while maintaining sufficient funds for investing in its businesses and growth opportunities.

Performance Graph
The performance graph below compares the five-year cumulative returns of the Company’s common stock with those of the Standard & Poor’s 500 Index (S&P 500 Index) and the Standard & Poor’s 500 Materials Index (S&P 500 Materials Index). The figures assume an initial investment of $100 and the reinvestment of all dividends.
COMPARISON OF FIVE YEAR CUMULATIVE SHAREHOLDER RETURN
Air Products, S&P 500 Index, and S&P 500 Materials Index
Comparative Growth of a $100 Investment
(Assumes Reinvestment of All Dividends)

	Sept 2014	Sept 2015	Sept 2016	Sept 2017	Sept 2018	Sept 2019
Air Products	100	100	120	134	153	208
S&P 500 Index	100	99	115	136	160	167
S&P 500 Materials Index	100	82	100	122	126	130

ITEM 6.    SELECTED FINANCIAL DATA

(Millions of dollars, except for share and per share data)	2019	2018	2017	2016	2015
Sales	$8,919	$8,930	$8,188	$7,504	$7,824
Operating income	2,144	1,966	1,440	1,535	1,276
Operating margin	24.0%	22.0%	17.6%	20.5%	16.3%
Equity affiliates’ income(A)	215	175	80	147	152
Net income(B)(C)	1,809	1,533	3,021	662	1,318
Net income margin(C)	20.3%	17.2%	36.9%	8.8%	16.8%
Income from continuing operations	1,809	1,491	1,155	1,122	966
Basic earnings per common share from continuing operations	7.99	6.64	5.20	5.08	4.34
Diluted earnings per common share from continuing operations	7.94	6.59	5.16	5.04	4.29
Adjusted diluted earnings per common share from continuing operations(C)	$8.21	$7.45	$6.31	$5.64	$4.88
Adjusted EBITDA(C)	3,468	3,116	2,799	2,622	2,422
Adjusted EBITDA margin(C)	38.9%	34.9%	34.2%	34.9%	31.0%
Dividends declared per common share	4.58	4.25	3.71	3.39	3.20
Total assets(D)	18,943	19,178	18,467	18,029	17,317
Total debt(E)	3,326	3,813	3,963	5,211	5,856

(A)	Fiscal year 2017 included the impact of an other-than-temporary noncash impairment charge of $80 on a 25%‑owned equity affiliate in Saudi Arabia.

(B)
Fiscal year 2017 included net income from discontinued operations of $1,866 primarily resulting from the sale of the Performance Materials Division to Evonik Industries AG. Fiscal year 2016 included a net loss from discontinued operations of $465, which included an after-tax loss on the disposal of the Energy-from-Waste business of $847, partially offset by income from operations of the former Electronic Materials and Performance Materials divisions.

(C)
A reconciliation of adjusted diluted earnings per common share from continuing operations to diluted earnings per common share from continuing operations on a GAAP basis is presented on page 30. A reconciliation of adjusted EBITDA and adjusted EBITDA margin to net income and net income margin on a GAAP basis, respectively, is presented on page 31.

(D)	Total assets includes assets from continuing and discontinued operations.

(E)
Total debt includes long-term debt and current portion of long-term debt, including debt to related parties, and short-term borrowings as of the end of the year for continuing operations. Long-term obligations decreased in fiscal year 2017 primarily due to debt repayments subsequent to the spin-off of the former Electronic Materials division as Versum Materials, Inc.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this report and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, those described in Forward-Looking Statements and Item 1A, Risk Factors, of this Annual Report on Form 10-K.
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2019 and 2018. For the discussion of changes from fiscal year 2017 to fiscal year 2018 and other financial information related to fiscal year 2017, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our fiscal year 2018 Form 10-K. This document was filed with the United States Securities and Exchange Commission on 20 November 2018.
The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this report. Financial information is presented in millions of dollars, except for per share data. Except for net income, financial information is presented on a continuing operations basis.
The financial measures included in the discussion that follows are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on a non-GAAP ("adjusted") basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting the Company's historical financial performance and projected future results. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, and adjusted effective tax rate, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of these measures are presented on pages 29-33.

BUSINESS OVERVIEW
Air Products and Chemicals, Inc. is a world-leading industrial gases company in operation for nearly 80 years. Focused on serving energy, environment and emerging markets, the Company provides essential industrial gases, related equipment and applications expertise to customers in dozens of industries, including refining, chemical, metals, electronics, manufacturing, and food and beverage. Air Products is also the global leader in the supply of liquefied natural gas ("LNG") process technology and equipment. The Company also develops, engineers, builds, owns and operates some of the world's largest industrial gas projects, including gasification projects that sustainably convert abundant natural resources into syngas for the production of high-value power, fuels and chemicals. With operations in 51 countries outside the United States, in fiscal year 2019 we had sales of $8.9 billion, assets of $18.9 billion, and a worldwide workforce of approximately 17,700 full- and part-time employees.
As of 30 September 2019, our operations were organized into five reportable business segments:

•	Industrial Gases – Americas;

•	Industrial Gases – EMEA (Europe, Middle East, and Africa);

•	Industrial Gases – Asia;

•	Industrial Gases – Global; and

•	Corporate and other
This Management’s Discussion and Analysis discusses our results based on these operations. Refer to Note 26, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments.
2019 IN SUMMARY
In fiscal year 2019, we remained focused on improving our existing business while deploying capital into larger, more complex industrial gas projects. We continued to execute our gasification strategy, with the Lu'An project in China reaching its first full year of operation and the progression of other projects such as the Jiutai coal-to-syngas project and the Debang syngas project. We also received a number of important recognitions for our strong focus on sustainability and our commitment to advancing diversity and inclusion. The results below are compared to fiscal year 2018.

•
Sales of $8,918.9 were flat as favorable pricing of 3% and higher volumes of 2% were offset by negative currency impacts of 3% and the negative impact of a contract modification to a tolling arrangement in India of 2%.

•	Operating income of $2,144.4 increased 9%, or $178.8, and operating margin of 24.0% increased 200 bp.

•	Net income of $1,809.4 increased 18%, or $276.5, and net income margin of 20.3% increased 310 bp.

•	Adjusted EBITDA of $3,468.0 increased 11%, or $352.5, and adjusted EBITDA margin of 38.9% increased 400 bp.

•	Diluted EPS of $7.94 increased 20%, or $1.35 per share. Adjusted diluted EPS of $8.21 increased 10%, or $.76 per share. A summary table of changes in diluted EPS is presented on the following page.

•
We increased our quarterly dividend by 5% from $1.10 to $1.16 per share, or $4.64 per share annually. This is the 37th consecutive year that we have increased our dividend payment, reflecting continued confidence in our financial strength, significant cash flows, and growth outlook.

Changes in Diluted EPS Attributable to Air Products

			Increase
	2019	2018	(Decrease)
Diluted EPS	$7.94	$6.59	$1.35
Operating Income Impact (after-tax)
Underlying business
Volume			$.40
Price, net of variable costs			.81
Other costs			(.17)
Currency			(.20)
Facility closure			(.10)
Change in inventory valuation method			(.08)
Cost reduction actions			(.08)
Gain on exchange of equity affiliate investments			.13
Total Operating Income Impact (after-tax)			$.71
Other Impact (after-tax)
Equity affiliates' income			.04
Interest expense			(.02)
Other non-operating income (expense), net			.21
Change in effective tax rate, excluding discrete items below			(.09)
Tax reform repatriation			2.22
Tax reform adjustment related to deemed foreign dividends			(.51)
Tax reform rate change and other			(.96)
Tax restructuring			(.16)
Noncontrolling interests			(.06)
Weighted average diluted shares			(.03)
Total Other Impact (after-tax)			$.64
Total Change in Diluted EPS			$1.35

			Increase
	2019	2018	(Decrease)
Diluted EPS	$7.94	$6.59	$1.35
Facility closure	.10	—	.10
Change in inventory valuation method	—	(.08)	.08
Cost reduction actions	.08	—	.08
Gain on exchange of equity affiliate investments	(.13)	—	(.13)
Pension settlement loss	.02	.15	(.13)
Tax reform repatriation	(.06)	2.16	(2.22)
Tax reform adjustment related to deemed foreign dividends	.26	(.25)	.51
Tax reform rate change and other	—	(.96)	.96
Tax restructuring	—	(.16)	.16
Adjusted Diluted EPS	$8.21	$7.45	$.76

2020 OUTLOOK
In fiscal year 2020, we intend to grow our earnings by continuing to improve our base businesses and execute against our capital deployment strategy. Backed by our current financial position, we will strive to continue to win and invest in key growth projects, including large gasification projects that are consistent with our onsite business model. We expect earnings to grow from an investment in a new equity affiliate that will acquire the gasification, power, and industrial gas assets at Jazan Economic City, Saudi Arabia ("the Jazan gas and power project").
The above guidance should be read in conjunction with the Forward-Looking Statements of this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Discussion of Consolidated Results

	2019	2018	$ Change	Change
GAAP Measures
Sales	$8,918.9	$8,930.2	($11.3)	—%
Operating income	2,144.4	1,965.6	178.8	9%
Operating margin	24.0%	22.0%	—	200 bp
Equity affiliates’ income	$215.4	$174.8	$40.6	23%
Net income	1,809.4	1,532.9	276.5	18%
Net income margin	20.3%	17.2%	—	310	bp
Non-GAAP Measures
Adjusted EBITDA	$3,468.0	$3,115.5	$352.5	11%
Adjusted EBITDA margin	38.9%	34.9%	—	400 bp
Sales

Sales % Change from Prior Year
Volume	2%
Price	3%
Energy and raw material cost pass-through	—%
Currency	(3)%
Other(A)	(2)%
Total Consolidated Sales Change	—%

(A)	Includes the impact from the modification of a hydrogen supply contract to a tolling arrangement in India in December 2018 ("the India contract modification").

Sales of $8,918.9 were flat as favorable pricing of 3% and higher volumes of 2% were offset by negative currency impacts of 3% and the impact of the India contract modification of 2%. The pricing improvement was primarily attributable to our merchant business across the regional segments. Volumes were higher from new projects, mainly the Lu'An project in Asia, and positive base business growth. These drivers were partially offset by lower Jazan sale of equipment activity, which negatively impacted volumes by 2%, and a prior year equipment sale resulting from a contract termination in Asia. Unfavorable currency impacts were driven by the Chinese Renminbi, Euro, and British Pound Sterling. Energy and natural gas cost pass-through to customers was flat versus the prior year.

Cost of Sales and Gross Margin
Cost of sales, including the facility closure discussed below, was $6,004.5. Total cost of sales decreased 3%, or $185.0, as a favorable impact from the India contract modification of $193 and positive currency impacts of $189 were partially offset by higher other costs of $67, higher costs attributable to sales volumes of $44, higher energy and natural gas cost pass-through to customers of $33, the facility closure of $29, and a benefit of $24 for the change in inventory valuation method for our United States industrial gas inventories in the prior year. Gross margin of 32.7% increased 200 bp, primarily due to positive pricing, favorable volume mix, and the India contract modification, partially offset by unfavorable net operating costs.
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 ($22.1 after-tax, or $.10 per share) during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements. We do not expect to recognize additional charges related to this shutdown.
Selling and Administrative Expense
Selling and administrative expense of $750.0 decreased 1%, or $10.8. Selling and administrative expense as a percent of sales decreased from 8.5% to 8.4%.
Research and Development
Research and development expense of $72.9 increased 13%, or $8.4. Research and development expense as a percent of sales increased to .8% from .7%.
Cost Reduction and Asset Actions
In fiscal year 2019, we recognized an expense of $25.5 ($18.8 after-tax, or $.08 per share) for severance and other benefits associated with position eliminations that are expected to drive cost synergies, primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. This expense has been reflected as "Cost reduction and asset actions" on our consolidated income statements.
Gain on Exchange of Equity Affiliate Investments
In fiscal year 2019, we recognized a net gain of $29.1 ($.13 per share) resulting from the exchange of two 50%-owned industrial gas joint ventures in China. Refer to Note 7, Acquisitions, to the consolidated financial statements for additional information. The net gain has been reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements. There were no tax impacts on the exchange.
Other Income (Expense), Net
Other income (expense), net of $49.3 decreased 2%, or $.9, primarily due to lower income from transition services agreements, mostly offset by income from the sale of assets and investments and a favorable foreign exchange impact.
Operating Income and Margin
Operating income of $2,144.4 increased 9%, or $178.8, as positive pricing, net of power and fuel costs, of $220, favorable volumes of $110, and a gain on the exchange of two 50%-owned equity affiliates of $29 were partially offset by unfavorable currency impacts of $55, higher net operating costs of $46, a charge for a facility closure of $29, a charge for cost reduction actions of $26, and the impact of the change in inventory valuation method of $24 in the prior year. Operating margin of 24.0% increased 200 bp, primarily due to positive pricing and favorable volume mix, partially offset by unfavorable net operating costs.
Equity Affiliates’ Income
Income from equity affiliates of $215.4 increased 23%, or $40.6, primarily due to an expense of $28.5 in the prior year resulting from the U.S. Tax Cuts and Jobs Act, favorable volumes, and new plant contributions. For additional information on the U.S. Tax Cuts and Jobs Act, refer to Note 23, Income Taxes, to the consolidated financial statements.

Interest Expense

	2019	2018
Interest incurred	$150.5	$150.0
Less: Capitalized interest	13.5	19.5
Interest Expense	$137.0	$130.5

Interest incurred increased $.5 as interest expense associated with financing the Lu'An joint venture was mostly offset by favorable impacts from currency, a lower average interest rate on the debt portfolio, and a lower average debt balance. Capitalized interest decreased 31%, or $6.0, due to a decrease in the carrying value of projects under construction, primarily driven by the Lu'An project in Asia.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net of $66.7 increased $61.6, primarily due to lower pension settlement losses, higher non-service pension income, and higher interest income on cash and cash items. The prior year included pension settlement losses of $43.7 ($33.2 after-tax, or $.15 per share) primarily in connection with the transfer of certain pension assets and payment obligations to an insurer for our U.S. salaried and hourly plans. In fiscal year 2019, we recognized a pension settlement loss of $5.0 ($3.8 after-tax, or $.02 per share) associated with the U.S. Supplementary Pension Plan during the second quarter.
Net Income and Net Income Margin
Net income of $1,809.4 increased 18%, or $276.5, primarily due to impacts from the U.S. Tax Cuts and Jobs Act, positive pricing, and favorable volumes. Net income margin of 20.3% increased 310 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $3,468.0 increased 11%, or $352.5, primarily due to positive pricing and higher volumes, partially offset by unfavorable currency. Adjusted EBITDA margin of 38.9% increased 400 bp, primarily due to higher volumes, positive pricing, and the India contract modification. The India contract modification contributed 80 bp.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 21.0% and 26.0% in fiscal years 2019 and 2018, respectively.
The current year rate was lower primarily due to impacts related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act") in 2018, which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As a result of the Tax Act, our income tax provision reflects discrete net income tax costs of $43.8 and $180.6 in fiscal years 2019 and 2018, respectively. The current year included a cost of $56.2 ($.26 per share) for the reversal of a benefit recorded in 2018 related to the U.S. taxation of deemed foreign dividends. We recorded this reversal based on regulations issued in 2019. The 2019 reversal was partially offset by a favorable adjustment of $12.4 ($.06 per share) that was recorded as we completed our estimates of the impacts of the Tax Act. This adjustment is primarily related to foreign tax items, including the deemed repatriation tax for foreign tax redeterminations. In addition, the current year rate included a net gain on the exchange of two equity affiliates of $29.1, which was not a taxable transaction. The higher 2018 expense resulting from the Tax Act was partially offset by a $35.7 tax benefit from the restructuring of foreign subsidiaries, a $9.1 benefit from a foreign audit settlement agreement, and higher excess tax benefits on share-based compensation.
The adjusted effective tax rate was 19.4% and 18.6% in fiscal years 2019 and 2018, respectively. The lower prior year rate was primarily due to the $9.1 benefit from a foreign audit settlement agreement and higher excess tax benefits on share-based compensation.

Refer to Note 23, Income Taxes, to the consolidated financial statements for additional information.
Discontinued Operations
In fiscal year 2018, income from discontinued operations, net of tax, of $42.2 included an income tax benefit of $25.6 resulting from the resolution of uncertain tax positions taken in conjunction with the disposition of our former European Homecare business in fiscal year 2012. In addition, we recorded an after-tax benefit of $17.6 resulting from the resolution of certain post-closing adjustments associated with the sale of our former Performance Materials Division. These benefits were partially offset by an after-tax loss of $1.0 related to Energy-from-Waste.
Segment Analysis
Industrial Gases – Americas

	2019	2018	$ Change	Change
Sales	$3,873.5	$3,758.8	$114.7	3%
Operating income	997.7	927.9	69.8	8%
Operating margin	25.8%	24.7%	—	110 bp
Equity affiliates’ income	$84.8	$82.0	$2.8	3%
Adjusted EBITDA	1,587.7	1,495.2	92.5	6%
Adjusted EBITDA margin	41.0%	39.8%	—	120 bp

Sales % Change from Prior Year
Volume	1%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	(1)%
Total Industrial Gases – Americas Sales Change	3%

Sales of $3,873.5 increased 3%, or $114.7, as positive pricing of 3% and higher volumes of 1% were partially offset by a negative impact from currency of 1%. The pricing improvement was primarily driven by our merchant business. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $997.7 increased 8%, or $69.8, as higher pricing, net of power and fuel costs, of $85 and favorable volumes of $34 were partially offset by higher costs of $44 and unfavorable currency impacts of $5. The higher costs were primarily driven by distribution costs. Operating margin of 25.8% increased 110 bp as positive pricing and higher volumes were partially offset by unfavorable costs.
Equity affiliates’ income of $84.8 increased 3%, or $2.8, primarily due to positive pricing and lower costs, partially offset by unfavorable impacts from currency.

Industrial Gases – EMEA

	2019	2018	$ Change	Change
Sales	$2,002.5	$2,193.3	($190.8)	(9)%
Operating income	472.4	445.8	26.6	6%
Operating margin	23.6%	20.3%	—	330 bp
Equity affiliates’ income	$69.0	$61.1	$7.9	13%
Adjusted EBITDA	730.9	705.5	25.4	4%
Adjusted EBITDA margin	36.5%	32.2%	—	430 bp

Sales % Change from Prior Year
Volume	2%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	(5)%
Other(A)	(9)%
Total Industrial Gases – EMEA Sales Change	(9)%

(A)	Includes the impact from the modification of a hydrogen supply contract to a tolling arrangement in India in December 2018 ("the India contract modification").

Sales of $2,002.5 decreased 9%, or $190.8, as the negative impact from the India contract modification of 9% and unfavorable currency impacts of 5% were partially offset by positive pricing of 3% and higher volumes of 2%. The negative currency impact was mainly driven by the Euro and British Pound Sterling. The pricing improvement was mostly attributable to our merchant business. The volume increase was primarily driven by acquisition activity as our base business remained stable. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $472.4 increased 6%, or $26.6, primarily due to higher pricing, net of power and fuel costs, of $60, partially offset by unfavorable currency impacts of $25 and higher costs of $10. Operating margin of 23.6% increased 330 bp as favorable pricing and the impact of the India tolling arrangement were partially offset by higher costs.
Equity affiliates’ income of $69.0 increased 13%, or $7.9, primarily due to the Jazan Gas Projects Company joint venture.
Industrial Gases – Asia

	2019	2018	$ Change	Change
Sales	$2,663.6	$2,458.0	$205.6	8%
Operating income	864.2	689.9	174.3	25%
Operating margin	32.4%	28.1%	—	430 bp
Equity affiliates’ income	$58.4	$58.3	$.1	—%
Adjusted EBITDA	1,284.1	1,014.0	270.1	27%
Adjusted EBITDA margin	48.2%	41.3%	—	690 bp

Sales % Change from Prior Year
Volume	9%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	(4)%
Total Industrial Gases – Asia Sales Change	8%

Sales of $2,663.6 increased 8%, or $205.6, as higher volumes of 9% and positive pricing of 3% were partially offset by unfavorable currency impacts of 4%. The volume increase was primarily driven by new plants onstream, mainly the Lu'An gasification project, and base business growth, partially offset by the impact of a prior year equipment sale resulting from a contract termination. Pricing improved across Asia, primarily driven by our merchant business. The unfavorable currency impact was primarily attributable to the Chinese Renminbi. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $864.2 increased 25%, or $174.3, due to higher volumes of $117, favorable pricing, net of power and fuel costs, of $73, and lower net operating costs of $14, partially offset by unfavorable currency impacts of $30. Operating margin of 32.4% increased 430 bp, primarily due to higher volumes and positive pricing.
Equity affiliates’ income of $58.4 was flat versus the prior year.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	2019	2018	$ Change	Change
Sales	$261.0	$436.1	($175.1)	(40)%
Operating income (loss)	(11.7)	53.9	(65.6)	(122)%
Adjusted EBITDA	.1	63.9	(63.8)	(100)%

Sales of $261.0 decreased 40%, or $175.1. The decrease in sales was primarily driven by lower sale of equipment activity as we near completion on the multiple air separation units that will serve Saudi Aramco’s Jazan oil refinery and power plant in Saudi Arabia. We expect to complete this project by the end of the first quarter of fiscal year 2020.
Operating loss of $11.7 decreased $65.6 from operating income of $53.9 in the prior year, primarily due to the lower sale of equipment activity.
Corporate and other
The Corporate and other segment includes our LNG, turbo machinery equipment, and helium storage and distribution sale of equipment businesses and corporate support functions that benefit all segments. The results of the Corporate and other segment also include income and expense that is not directly associated with the other segments, such as foreign exchange gains and losses.

	2019	2018	$ Change	Change
Sales	$118.3	$84.0	$34.3	41%
Operating loss	(152.8)	(176.0)	23.2	13%
Adjusted EBITDA	(134.8)	(163.1)	28.3	17%

Sales of $118.3 increased 41%, or $34.3, primarily due to higher turbo machinery activity. Operating loss of $152.8 decreased 13%, or $23.2, primarily due to income generated from turbo machinery and lower corporate costs.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
Millions of dollars unless otherwise indicated, except for per share data
The Company presents certain financial measures on a non-GAAP (“adjusted”) basis. On a consolidated basis, these measures include adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, and adjusted effective tax rate. On a segment basis, these measures include adjusted EBITDA and adjusted EBITDA margin. In addition to these measures, which are presented above, we also include certain supplemental non-GAAP financial measures that are presented below to help the reader understand the impact that our non-GAAP adjustments have on the calculation of our adjusted diluted EPS. For each non-GAAP financial measure, we present below a reconciliation to the most directly comparable financial measure calculated in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
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
In many cases, non-GAAP measures are determined by adjusting the most directly comparable GAAP measure to exclude certain disclosed items, or “non-GAAP adjustments,” that the Company believes are not representative of underlying business performance. For example, the Company previously excluded certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that the Company may recognize similar losses or gains in the future. Readers should also consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another.
The tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax impact of the transactions. These tax impacts are primarily driven by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

Consolidated Results
The tables below provide a reconciliation to the most directly comparable GAAP measure for each of the major components used to calculate adjusted diluted EPS, which the Company views as a key performance metric. We believe it is important for the reader to understand the per share impact of our non-GAAP adjustments as management does not consider these impacts when evaluating underlying business performance. The measures presented are based on continuing operations.

	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2019 GAAP	$2,144.4	$215.4	$480.1	$1,760.0	$7.94
2018 GAAP	1,965.6	174.8	524.3	1,455.6	6.59
Change GAAP				$304.4	$1.35
% Change GAAP				21%	20%
2019 GAAP	$2,144.4	$215.4	$480.1	$1,760.0	$7.94
Facility closure	29.0	—	6.9	22.1	.10
Cost reduction actions	25.5	—	6.7	18.8	.08
Gain on exchange of equity affiliate investments	(29.1)	—	—	(29.1)	(.13)
Pension settlement loss(A)	—	—	1.2	3.8	.02
Tax reform repatriation	—	—	12.4	(12.4)	(.06)
Tax reform adjustment related to deemed foreign dividends	—	—	(56.2)	56.2	.26
2019 Non-GAAP Measures ("Adjusted")	$2,169.8	$215.4	$451.1	$1,819.4	$8.21
2018 GAAP	$1,965.6	$174.8	$524.3	$1,455.6	$6.59
Change in inventory valuation method	(24.1)	—	(6.6)	(17.5)	(.08)
Pension settlement loss(A)	—	—	10.5	33.2	.15
Tax reform repatriation	—	28.5	(448.6)	477.1	2.16
Tax reform adjustment related to deemed foreign dividends	—	—	56.2	(56.2)	(.25)
Tax reform rate change and other	—	—	211.8	(211.8)	(.96)
Tax restructuring	—	—	35.7	(35.7)	(.16)
2018 Non-GAAP Measures ("Adjusted")	$1,941.5	$203.3	$383.3	$1,644.7	$7.45
Change Non-GAAP Measures ("Adjusted")				$174.7	$.76
% Change Non-GAAP Measures ("Adjusted")				11%	10%

(A)	The before-tax impact of $5.0 and $43.7 for fiscal years 2019 and 2018, respectively, is reflected on the consolidated income statements within "Other non-operating income (expense), net."
The table below provides a reconciliation of adjusted diluted EPS to GAAP diluted EPS for fiscal years 2017, 2016, and 2015:

	2017	2016	2015
Diluted EPS	$5.16	$5.04	$4.29
Business separation costs	.12	.21	.03
Tax (benefit) costs associated with business separation	(.02)	.24	—
Business restructuring, cost reduction, and asset actions	.49	.11	.61
Goodwill and intangible asset impairment charge	.70	—	—
Gain on previously held equity interest	—	—	(.05)
Gain on land sales	(.03)	—	(.13)
Equity method investment impairment charge	.36	—	—
Pension settlement loss	.03	.02	.06
Loss on extinguishment of debt	—	.02	.07
Tax election benefit	(.50)	—	—
Adjusted Diluted EPS	$6.31	$5.64	$4.88

Adjusted EBITDA
We define Adjusted EBITDA as net income less income (loss) from discontinued operations, net of tax, and excluding certain non‑GAAP adjustments, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non‑operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin provide useful metrics for management to assess operating performance. Margin is calculated for each period by dividing each line item by consolidated sales for the respective period.
Below is a presentation of consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	2019	2018	2017	2016	2015
Sales	$8,918.9	$8,930.2	$8,187.6	$7,503.7	$7,824.3

	2019		2018		2017		2016		2015
	$	Margin	$	Margin	$	Margin	$	Margin	$	Margin
Net income and net income margin	$1,809.4	20.3%	$1,532.9	17.2%	$3,021.2	36.9%	$661.5	8.8%	$1,317.6	16.8%
Less: Income (Loss) from discontinued operations, net of tax	—	—%	42.2	.5%	1,866.0	22.8%	(460.5)	(6.1)%	351.7	4.5%
Add: Interest expense	137.0	1.5%	130.5	1.5%	120.6	1.5%	115.2	1.5%	102.8	1.3%
Less: Other non-operating income (expense), net	66.7	.7%	5.1	.1%	16.6	.2%	(5.4)	(.1)%	(42.3)	(.5)%
Add: Income tax provision	480.1	5.4%	524.3	5.9%	260.9	3.2%	432.6	5.8%	300.2	3.8%
Add: Depreciation and amortization	1,082.8	12.1%	970.7	10.9%	865.8	10.6%	854.6	11.4%	858.5	11.0%
Less: Change in inventory valuation method	—	—%	24.1	.3%	—	—%	—	—%	—	—%
Add: Facility closure	29.0	.3%	—	—%	—	—%	—	—%	—	—%
Add: Business separation costs	—	—%	—	—%	32.5	.4%	50.6	.7%	7.5	.1%
Add: Business restructuring, cost reduction, and asset actions	25.5	.3%	—	—%	151.4	1.8%	34.5	.4%	180.1	2.4%
Add: Goodwill and intangible asset impairment charge	—	—%	—	—%	162.1	2.0%	—	—%	—	—%
Less: Gain on previously held equity interest	—	—%	—	—%	—	—%	—	—%	17.9	.2%
Less: Gain on exchange of equity affiliate investments	29.1	.3%	—	—%	—	—%	—	—%	—	—%
Less: Gain on land sales	—	—%	—	—%	12.2	.2%	—	—%	33.6	.4%
Add: Equity method investment impairment charge	—	—%	—	—%	79.5	1.0%	—	—%	—	—%
Add: Loss on extinguishment of debt	—	—%	—	—%	—	—%	6.9	.1%	16.6	.2%
Add: Tax reform repatriation - equity method investment	—	—%	28.5	.3%	—	—%	—	—%	—	—%
Adjusted EBITDA and adjusted EBITDA margin	$3,468.0	38.9%	$3,115.5	34.9%	$2,799.2	34.2%	$2,621.8	34.9%	$2,422.4	31.0%

	2019		2018		2017		2016
Change GAAP
Net income $ change	$276.5		($1,488.3)		$2,359.7		($656.1)
Net income % change	18%		(49)%		357%		(50)%
Net income margin change	310	bp	(1,970	) bp	2,810	bp	(800	) bp
Change Non-GAAP
Adjusted EBITDA $ change	$352.5		$316.3		$177.4		$199.4
Adjusted EBITDA % change	11%		11%		7%		8%
Adjusted EBITDA margin change	400	bp	70	bp	(70	) bp	390	bp

Below is reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
GAAP Measure
Twelve Months Ended 30 September 2019
Operating income (loss)	$997.7		$472.4		$864.2		($11.7)	($152.8)	$2,169.8	(A)
Operating margin	25.8%		23.6%		32.4%
Twelve Months Ended 30 September 2018
Operating income (loss)	$927.9		$445.8		$689.9		$53.9	($176.0)	$1,941.5	(A)
Operating margin	24.7%		20.3%		28.1%
2019 vs. 2018
Operating income (loss) change	$69.8		$26.6		$174.3		($65.6)	$23.2
Operating income (loss) % change	8%		6%		25%		(122)%	13%
Operating margin change	110	bp	330	bp	430	bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
Non-GAAP Measure
Twelve Months Ended 30 September 2019
Operating income (loss)	$997.7		$472.4		$864.2		($11.7)	($152.8)	$2,169.8	(A)
Add: Depreciation and amortization	505.2		189.5		361.5		8.6	18.0	1,082.8
Add: Equity affiliates' income	84.8		69.0		58.4		3.2	—	215.4	(B)
Adjusted EBITDA	$1,587.7		$730.9		$1,284.1		$.1	($134.8)	$3,468.0
Adjusted EBITDA margin	41.0%		36.5%		48.2%
Twelve Months Ended 30 September 2018
Operating income (loss)	$927.9		$445.8		$689.9		$53.9	($176.0)	$1,941.5	(A)
Add: Depreciation and amortization	485.3		198.6		265.8		8.1	12.9	970.7
Add: Equity affiliates' income	82.0		61.1		58.3		1.9	—	203.3	(B)
Adjusted EBITDA	$1,495.2		$705.5		$1,014.0		$63.9	($163.1)	$3,115.5
Adjusted EBITDA margin	39.8%		32.2%		41.3%
2019 vs. 2018
Adjusted EBITDA change	$92.5		$25.4		$270.1		($63.8)	$28.3
Adjusted EBITDA % change	6%		4%		27%		(100)%	17%
Adjusted EBITDA margin change	120	bp	430	bp	690	bp

(A)	The table below reconciles operating income as reflected on our consolidated income statements to total operating income in the table above:

Operating Income	2019	2018
Consolidated operating income	$2,144.4	$1,965.6
Change in inventory valuation method	—	(24.1)
Facility closure	29.0	—
Cost reduction and asset actions	25.5	—
Gain on exchange of equity affiliate investments	(29.1)	—
Total	$2,169.8	$1,941.5

(B)	The table below reconciles equity affiliates' income as reflected on our consolidated income statements to total equity affiliates' income in the table above:

Equity Affiliates' Income	2019	2018
Consolidated equity affiliates' income	$215.4	$174.8
Tax reform repatriation - equity method investment	—	28.5
Total	$215.4	$203.3
Income Taxes
The tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense associated with each adjustment and is primarily dependent upon the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. For additional discussion on the impact of the U.S. Tax Cuts and Jobs Act, refer to Note 23, Income Taxes, to the consolidated financial statements.

	Effective Tax Rate
	2019	2018
Income Tax Provision	$480.1	$524.3
Income From Continuing Operations Before Taxes	$2,289.5	$2,015.0
Effective Tax Rate	21.0%	26.0%
Income Tax Provision	$480.1	$524.3
Change in inventory valuation method	—	(6.6)
Facility closure	6.9	—
Cost reduction actions	6.7	—
Pension settlement loss	1.2	10.5
Tax reform repatriation	12.4	(448.6)
Tax reform adjustment related to deemed foreign dividends	(56.2)	56.2
Tax reform rate change and other	—	211.8
Tax restructuring	—	35.7
Adjusted Income Tax Provision	$451.1	$383.3
Income from Continuing Operations Before Taxes	$2,289.5	$2,015.0
Change in inventory valuation method	—	(24.1)
Facility closure	29.0	—
Cost reduction actions	25.5	—
Gain on exchange of equity affiliate investments	(29.1)	—
Pension settlement loss	5.0	43.7
Tax reform repatriation - equity method investment	—	28.5
Adjusted Income From Continuing Operations Before Taxes	$2,319.9	$2,063.1
Adjusted Effective Tax Rate	19.4%	18.6%

LIQUIDITY AND CAPITAL RESOURCES
We maintained a strong financial position throughout fiscal year 2019. As of 30 September 2019, our consolidated balance sheet included cash and cash items of $2,248.7. We continue to have consistent access to commercial paper markets, and cash flows from operating and financing activities are expected to meet liquidity needs for the foreseeable future.
As of 30 September 2019, we had $971.5 of foreign cash and cash items compared to a total amount of cash and cash items of $2,248.7. As a result of the Tax Act, we do not expect that a significant portion of our foreign subsidiaries' and affiliates' earnings will be subject to U.S. income tax upon subsequent repatriation to the United States. The repatriation of these earnings may be subject to foreign withholding and other taxes depending on the country in which the subsidiaries and affiliates reside. However, because we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S. Refer to Note 23, Income Taxes, for additional information.
The table below summarizes our cash flows from operating activities, investing activities, and financing activities from continuing operations as reflected on the consolidated statements of cash flows:

Cash Provided by (Used for)	2019	2018
Operating activities	$2,969.9	$2,547.2
Investing activities	(2,113.4)	(1,641.6)
Financing activities	(1,370.5)	(1,359.8)
Operating Activities
For the fiscal year ended 30 September 2019, cash provided by operating activities was $2,969.9. Income from continuing operations of $1,760.0 was adjusted for items including depreciation and amortization, deferred income taxes, impacts from the Tax Act, a charge for the facility closure of one of our customers, undistributed earnings of unconsolidated affiliates, gain on sale of assets and investments, share-based compensation, noncurrent capital lease receivables, and certain other adjustments. The caption "Gain on sale of assets and investments" includes a gain of $14.1 recognized on the disposition of our interest in High-Tech Gases (Beijing) Co., Ltd., a previously held equity investment in our Industrial Gases – Asia segment. Refer to Note 7, Acquisitions, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $25.3, primarily driven by $69.0 from trade receivables and $41.8 from payables and accrued liabilities, partially offset by $79.8 from other receivables. The use of cash within "Payables and accrued liabilities" was primarily driven by a $48.9 decrease in accrued utilities and a $30.3 decrease in accrued interest, partially offset by a $51.6 increase in customer advances primarily related to sale of equipment activity. The decrease in accrued utilities was primarily driven by a contract modification to a tolling arrangement in India and lower utility costs in the Industrial Gases – Americas segment. The source of cash from other receivables of $79.8 was primarily due to the maturities of forward exchange contracts that hedged foreign currency exposures and the collection of value added taxes.
For the fiscal year ended 30 September 2018, cash provided by operating activities was $2,547.2, including income from continuing operations of $1,455.6. Other adjustments of $131.6 include a $54.9 net impact from the remeasurement of intercompany transactions. The related hedging instruments that eliminate the earnings impact are included as a working capital adjustment in other receivables or payables and accrued liabilities. In addition, other adjustments were impacted by cash received from the early termination of a cross currency swap of $54.4, as well as the excess of pension expense over pension contributions of $23.5. The working capital accounts were a use of cash of $265.4, primarily driven by payables and accrued liabilities, inventories, and trade receivables, partially offset by other receivables. The use of cash in payables and accrued liabilities of $277.7 includes a decrease in customer advances of $145.7 primarily related to sale of equipment activity and $67.1 for maturities of forward exchange contracts that hedged foreign currency exposures. The use of cash in inventories primarily resulted from the purchase of helium molecules. In addition, inventories reflect the noncash impact of our change in accounting for U.S. inventories from LIFO to FIFO. The source of cash from other receivables of $128.3 was primarily due to the maturities of forward exchange contracts that hedged foreign currency exposures.

Investing Activities
For the fiscal year ended 30 September 2019, cash used for investing activities was $2,113.4. Payments for additions to plant and equipment totaled $1,989.7. Cash paid for acquisitions, net of cash acquired, was $123.2. Refer to Note 7, Acquisitions, to the consolidated financial statements for further details. Proceeds from investments of $190.5 resulting from maturities of short-term instruments with original maturities greater than three months and less than one year exceeded purchase of $172.1.
For the fiscal year ended 30 September 2018, cash used for investing activities was $1,641.6. Payments for additions to plant and equipment totaled $1,568.4. Cash paid for acquisitions, net of cash acquired, was $345.4. Refer to Note 7, Acquisitions, to the consolidated financial statements for further details. Proceeds from investments of $748.2 exceeded our purchases of investments of $530.3.
Capital Expenditures
Capital expenditures is a non-GAAP measure that we define as cash flows for additions to plant and equipment, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	2019	2018
Cash used for investing activities	$2,113.4	$1,641.6
Proceeds from sale of assets and investments	11.1	48.8
Purchases of investments	(172.1)	(530.3)
Proceeds from investments	190.5	748.2
Other investing activities	(14.3)	5.5
Capital Expenditures	$2,128.6	$1,913.8
The components of our capital expenditures are detailed in the table below:

	2019	2018
Additions to plant and equipment	$1,989.7	$1,568.4
Acquisitions, less cash acquired	123.2	345.4
Investments in and advances to unconsolidated affiliates	15.7	—
Capital Expenditures	$2,128.6	$1,913.8
Capital expenditures in fiscal year 2019 totaled $2,128.6 compared to $1,913.8 in fiscal year 2018. The increase of $214.8 was primarily due to major project spending, including payment for gasification and syngas clean up assets from Lu'An. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.
2020 Outlook for Investing Activities
Capital expenditures in fiscal year 2020 are expected to be approximately $4 billion to $4.5 billion, which primarily includes our initial expected equity affiliate investment in the Jazan gas and power project as well as new plants that are currently under construction or expected to start construction. It is not possible, without unreasonable efforts, to reconcile our forecasted capital expenditures to future cash used for investing activities because we are unable to identify the timing or occurrence of our future investment activity, which is driven by our assessment of competing opportunities at the time we enter into transactions. These decisions, either individually or in the aggregate, could have a significant effect on our cash used for investing activities.
We anticipate capital expenditures to be funded principally with our current cash balance and cash generated from continuing operations. In addition, we intend to continue to evaluate (1) acquisitions of small- and medium-sized industrial gas companies or assets from other industrial gas companies; (2) purchases of existing industrial gas facilities from our customers to create long-term contracts under which we own and operate the plant and sell industrial gases to the customer based on a fixed fee; and (3) investment in large industrial gas projects driven by demand for more energy, cleaner energy, and emerging market growth.

Financing Activities
For the fiscal year ended 2019, cash used for financing activities was $1,370.5. This use of cash was largely attributable to dividend payments to shareholders of $994.0 and payments on long-term debt of $428.6. Payments on long-term debt primarily related to the repayment of a 4.375% U.S. Senior Note of $400.0 that matured on 21 August 2019.
For the fiscal year ended 2018, cash used for financing activities was $1,359.8. This use of cash was largely attributable to dividend payments to shareholders of $897.8 and payments on long-term debt of $418.7. Payments on long-term debt primarily related to the repayment of a 1.2% U.S. Senior Note of $400.0 that matured on 16 October 2017.
Financing and Capital Structure
Capital needs in fiscal year 2019 were satisfied primarily with cash from operations. At the end of 2019, total debt outstanding was $3,326.0 compared to $3,812.6 at the end of 2018, and cash and cash items were $2,248.7 compared to $2,791.3 at the end of 2018. Total debt as of 30 September 2019 includes related party debt $357.9 associated with the Lu'An joint venture.
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
The 2017 Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant under the 2017 Credit Agreement is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. Total debt at 30 September 2019 and 2018 expressed as a percentage of total capitalization was 22.6% and 25.4%, respectively. No borrowings were outstanding under the 2017 Credit Agreement as of 30 September 2019.
As of 30 September 2019, we classified our 2.000% Eurobond of €300 million ($327.0) maturing in August 2020 as long-term debt because we have the ability to refinance the debt under the 2017 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.
Commitments totaling $2.3 are maintained by our foreign subsidiaries, all of which was borrowed and outstanding at 30 September 2019.
As of 30 September 2019, we are in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares during fiscal years 2019 or 2018. As of 30 September 2019, $485.3 in share repurchase authorization remains.
Dividends
Dividends are declared by the Board of Directors and are usually paid during the sixth week after the close of the fiscal quarter. During 2019, the Board of Directors increased the quarterly dividend from $1.10 per share to $1.16 per share, or $4.64 per share annually.
On 26 November 2019, the Board of Directors declared the first quarter 2020 dividend of $1.16 per share. The dividend is payable on 10 February 2020 to shareholders of record at the close of business on 2 January 2020.

CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes our obligations on a continuing operations basis as of 30 September 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Debt maturities	$3,275	$367	$440	$439	$454	$454	$1,121
Contractual interest on debt	466	78	69	55	44	35	185
Capital leases	21	2	3	1	1	1	13
Operating leases	418	75	63	44	36	29	171
Pension obligations	641	35	51	52	52	52	399
Unconditional purchase obligations	8,310	1,358	407	369	349	350	5,477
Deemed repatriation tax related to the Tax Act	215	—	21	21	21	37	115
Obligation for future contribution to an equity affiliate	100	100	—	—	—	—	—
Total Contractual Obligations	$13,446	$2,015	$1,054	$981	$957	$958	$7,481
Debt Obligations
Our debt obligations include the maturity payments of the principal amount of long-term debt, including the current portion and amounts owed to related parties, and the related contractual interest obligations. Refer to Note 16, Debt, to the consolidated financial statements for additional information on our debt obligations.
Contractual interest is the interest we are contracted to pay on our debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current interest rates would slightly decrease contractual interest. We had approximately $635 of long-term debt subject to variable interest rates at 30 September 2019, excluding fixed-rate debt that has been swapped to variable-rate debt. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at 30 September 2019. Variable interest rates are primarily determined by U.S. short-term tax-exempt interest rates and by interbank offer rates.
Leases
Refer to Note 13, Leases, to the consolidated financial statements for additional information on capital and operating leases.
Pension Obligations
The amounts in the table above represent the current estimated cash payments to be made by us that, in total, equal the recognized pension liabilities for our U.S. and international pension plans. For additional information, refer to Note 17, Retirement Benefits, to the consolidated financial statements. These payments are based upon the current valuation assumptions and regulatory environment.
The total accrued liability for pension benefits may be impacted by interest rates, plan demographics, actual return on plan assets, continuation or modification of benefits, and other factors. Such factors can significantly impact the amount of the liability and related contributions.
Unconditional Purchase Obligations
Approximately $7,100 of our unconditional purchase obligations relate to helium purchases. The majority of these obligations occur after fiscal year 2024. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.

Approximately $160 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations.
The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers.
We estimate our maximum obligation for future purchases of plant and equipment to be approximately $890 based on open purchase orders as of 30 September 2019. This includes spending for the Jiutai coal-to-syngas project. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have disclosed this obligation in fiscal year 2020; however, timing of actual satisfaction of the obligation may vary.
We also purchase materials, energy, capital equipment, supplies, and services as part of the ordinary course of business under arrangements that are not unconditional purchase obligations. The majority of such purchases are for raw materials and energy, which are obtained under requirements-type contracts at market prices.
Income Tax Liabilities
Tax liabilities related to unrecognized tax benefits as of 30 September 2019 were $231.7. These tax liabilities were excluded from the table above as it is impractical to determine a cash impact by year given that payments will vary according to changes in tax laws, tax rates, and our operating results. In addition, there are uncertainties in timing of the effective settlement of our uncertain tax positions with respective taxing authorities. However, the table above includes our accrued liability of approximately $215 for deemed repatriation tax that is payable through 2026 related to the Tax Act. Refer to Note 23, Income Taxes, to the consolidated financial statements for additional information.
Obligation for Future Contribution to an Equity Affiliate
On 19 April 2015, a joint venture between Air Products and ACWA Holding entered into a 20-year oxygen and nitrogen supply agreement to supply Saudi Aramco’s oil refinery and power plant being built in Jazan, Saudi Arabia. We guarantee the repayment of our 25% share of an equity bridge loan to fund equity commitments to the joint venture. In total, we expect to invest approximately $100 in this joint venture. As of 30 September 2019, payables and accrued liabilities included $94.4 for our obligation to make future equity contributions in 2020 based on our proportionate share of the advances received by the joint venture under the loan.
Expected Equity Affiliate Investment in Jazan Gas and Power Project
On 12 August 2018, Air Products entered an agreement to form a gasification/power joint venture ("JV") with Saudi Aramco and ACWA in Jazan, Saudi Arabia. Air Products expects to own 51% of the JV, with Saudi Aramco and ACWA Power owning the balance. The JV will purchase the gasification assets, power block, and the associated utilities from Saudi Aramco for approximately $11.5 billion. Our expected equity affiliate investment has been excluded from the contractual obligations table above pending financial closing, which is currently expected in fiscal year 2020.
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
The fair market value of plan assets for our defined benefit pension plans as of the 30 September 2019 measurement date increased to $4,504.8 from $4,273.1 at the end of fiscal year 2018. The projected benefit obligation for these plans was $5,145.6 and $4,583.3 at the end of fiscal years 2019 and 2018, respectively. The net unfunded liability increased $330.6 from $310.2 to $640.8, primarily due to lower discount rates partially offset by favorable asset experience. Refer to Note 17, Retirement Benefits, to the consolidated financial statements for additional disclosures on our postretirement benefits.

Pension Expense

	2019	2018
Pension expense, including special items noted below	$27.6	$91.8
Settlements, termination benefits, and curtailments ("special items")	7.2	48.9
Weighted average discount rate – Service cost	3.4%	3.2%
Weighted average discount rate – Interest cost	3.4%	2.9%
Weighted average expected rate of return on plan assets	6.4%	6.9%
Weighted average expected rate of compensation increase	3.5%	3.5%
Pension expense decreased from the prior year due to lower pension settlements, lower loss amortization, primarily from favorable asset experience and the impact of higher discount rates, partially offset by lower expected returns on assets. Special items (settlements, termination benefits, and curtailments) decreased from the prior year primarily due to lower pension settlement losses. In fiscal year 2019, special items of $7.2 included pension settlement losses of $6.4, of which $5.0 was recorded during the second quarter and related to the U.S. Supplementary Pension Plan, and $.8 of termination benefits. These amounts are reflected within "Other non-operating income (expense), net" on the consolidated income statements. In fiscal year 2018, special items of $48.9 included a pension settlement loss of $43.7 primarily in connection with the transfer of certain pension assets and payment obligations for our U.S. salaried and hourly plans to an insurer during the fourth quarter, $4.8 of pension settlement losses related to lump sum payouts from the U.S. Supplementary Pension Plan, and $.4 of termination benefits.
U.K. Lloyds Equalization Ruling
On 26 October 2018, the United Kingdom High Court issued a ruling related to the equalization of pension plan participants’ benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, we estimated the impact of retroactively increasing benefits in our U.K. plan in accordance with the High Court ruling. We treated the additional benefits as a prior service cost, which resulted in an increase to our projected benefit obligation and accumulated other comprehensive loss of $4.7 during the first quarter of fiscal year 2019. We are amortizing this cost over the average remaining life expectancy of the U.K. participants.
2020 Outlook
In fiscal year 2020, we expect pension expense to be approximately $5 to $20, which includes expected pension settlement losses of $5 to $10, depending on the timing of retirements. The expected range reflects lower expected interest cost and higher total assets, partially offset by higher expected loss amortization primarily due to the impact of lower discount rates. In fiscal year 2020, we expect pension expense to include approximately $105 for amortization of actuarial losses.
In fiscal year 2019, pension expense included amortization of actuarial losses of $76.2. Net actuarial losses of $424.4 were recognized in accumulated other comprehensive income in fiscal year 2019. Actuarial (gains) losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets different from expected returns would impact the actuarial (gains) losses and resulting amortization in years beyond fiscal year 2020.
Pension Funding
Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third-party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During 2019 and 2018, our cash contributions to funded plans and benefit payments for unfunded plans were $40.2 and $68.3, respectively.
For fiscal year 2020, cash contributions to defined benefit plans are estimated to be $30 to $40. The estimate is based on expected contributions to certain international plans and anticipated benefit payments for unfunded plans, which are dependent upon the timing of retirements. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. Refer to the Contractual Obligations discussion on page 37 for a projection of future contributions.

ENVIRONMENTAL MATTERS
We are subject to various environmental laws and regulations in the countries in which we have operations. Compliance with these laws and regulations results in higher capital expenditures and costs. In the normal course of business, we are involved in legal proceedings under the CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Our accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and environmental loss contingencies are discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements.
The amounts charged to income from continuing operations related to environmental matters totaled $14.2 and $12.8 in fiscal years 2019 and 2018, respectively. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal Company standards. Refer to Note 18, Commitments and Contingencies, to the consolidated financial statements for additional information.
Although precise amounts are difficult to determine, we estimate that we spent $5 and $3, in fiscal years 2019 and 2018, respectively, on capital projects to control pollution. Capital expenditures to control pollution are estimated to be approximately $5 in both fiscal years 2020 and 2021.
We accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $68 to a reasonably possible upper exposure of $82 as of 30 September 2019. The consolidated balance sheets at 30 September 2019 and 2018 included an accrual of $68.9 and $76.8, respectively, primarily as part of other noncurrent liabilities. The accrual for the environmental obligations includes amounts for the Pace, Florida; Piedmont, South Carolina; and Pasadena, Texas, locations which were a part of previously divested chemicals businesses. Refer to Note 18, Commitments and Contingencies, to the consolidated financial statements for further details on these facilities.
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
Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases ("GHGs"), including carbon dioxide. These include existing coverage under the European Union Emission Trading system, the California cap and trade scheme, China’s Emission Trading Scheme and its nation-wide expansion, and South Korea’s Emission Trading Scheme. In Canada, Alberta and Ontario are both in the development/approval process for new GHG regulations. Alberta’s Carbon Competitiveness Incentive Regulation will end December 31, 2019 and will be replaced by the proposed Technology Innovation and Emission Reduction ("TIER") System or Environment & Climate Change Canada's Output Based Pricing System ("OBPS"). In lieu of adherence to the OBPS, Ontario seeks approval from Environment & Climate Change Canada to implement their proposed GHG Emissions Performance Standards program. In addition, the U.S. Environmental Protection Agency ("EPA") requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. Some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
Increased public concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. We believe we will be able to mitigate some of the increased costs through contractual terms, but the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into certain guarantee agreements as discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements. In addition, we are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.
RELATED PARTY TRANSACTIONS
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $410 and $360 in fiscal years 2019 and 2018, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.
In addition, we completed the formation of Air Products Lu An (Changzhi) Co., Ltd., a 60%-owned JV with Lu'An Clean Energy Company ("Lu'An"), and the JV acquired gasification and syngas clean-up assets from Lu'An during the third quarter of fiscal year 2018. Refer to Note 7, Acquisitions, to the consolidated financial statements for additional information on outstanding liabilities associated with the acquisition.
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
Depreciable Lives of Plant and Equipment
Net plant and equipment at 30 September 2019 totaled $10,337.6, and depreciation expense totaled $1,049.7 during fiscal year 2019. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.
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
Impairment of Assets – Plant and Equipment
Plant and equipment meeting the held for sale criteria are reported at the lower of carrying amount or fair value less cost to sell. Plant and equipment to be disposed of other than by sale may be reviewed for impairment upon the occurrence of certain triggering events, such as unexpected contract terminations or unexpected foreign government-imposed restrictions or expropriations. Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the long-lived asset, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets.
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
In fiscal year 2019, there was no need to test for impairment on any of our asset groupings as no events or changes in circumstances indicated that the carrying amount of the asset groupings may not be recoverable. However, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 during the first quarter of fiscal year 2019 primarily related to the write-off of related onsite assets. Refer to Note 24, Supplemental Information, to the consolidated financial statements for additional information.
Impairment of Assets – Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price (plus the fair value of any noncontrolling interest and previously held equity interest in the acquiree) over the fair value of identifiable net assets of an acquired entity. Goodwill was $797.1 as of 30 September 2019. Disclosures related to goodwill are included in Note 11, Goodwill, to the consolidated financial statements.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The tests are done at the reporting unit level, which is defined as being equal to or one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. We have five business segments that are comprised of ten reporting units within seven operating segments. Refer to Note 26, Business Segment and Geographic Information, for additional information. Reporting units are primarily based on products and subregions within each reportable segment. The majority of our goodwill is assigned to reporting units within our regional Industrial Gases segments.

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
To determine the fair value of a reporting unit, we initially use an income approach valuation model, representing the present value of estimated future cash flows. Our valuation model uses a discrete growth period and an estimated exit trading multiple. The income approach is an appropriate valuation method due to our capital-intensive nature, the long-term contractual nature of our business, and the relatively consistent cash flows generated by our reporting units. The principal assumptions utilized in our income approach valuation model include revenue growth rates, operating profit and/or adjusted EBITDA margins, discount rate, and exit multiple. Projected revenue growth rates and operating profit and/or adjusted EBITDA assumptions are consistent with those utilized in our operating plan and/or revised forecasts and long-term financial planning process. The discount rate assumption is calculated based on an estimated market-participant risk-adjusted weighted-average cost of capital, which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions and where appropriate, reflects expected long-term growth rates.
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
During the fourth quarter of fiscal year 2019, we conducted our annual goodwill impairment test. We determined that the fair value of all our reporting units substantially exceeded their carrying value except LASA, which is further discussed below. Substantially all of the remaining goodwill balance related to reporting units in which the fair value exceeded the carrying value by at least 100%.
The fair value of LASA exceeded its carrying value by 11%. Revenue growth and adjusted EBITDA margin assumptions are two primary drivers of the fair value. We determined that, with other assumptions held constant, a decrease in revenue growth rates of approximately 310 basis points or a decrease in adjusted EBITDA margin of approximately 300 basis points would result in the fair value of the reporting unit being equal to its carrying value. As of 30 September 2019, the carrying value of LASA goodwill was $59.8, or less than 1% of consolidated total assets. The carrying value of LASA's other material assets at 30 September 2019 included: Plant and equipment, net of $339.2; customer relationships of $129.0; and trade names and trademarks of $41.3. The trade names and trademarks are classified as indefinite-lived intangible assets.
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
Impairment of Assets – Intangible Assets
Intangible assets, net with determinable lives at 30 September 2019 totaled $375.4 and consisted primarily of customer relationships, purchased patents and technology, and land use rights. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See the impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.

Indefinite-lived intangible assets at 30 September 2019 totaled $44.1 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. To determine fair value, we utilize the royalty savings method, a form of the income approach. This method values an intangible asset by estimating the royalties avoided through ownership of the asset.
Disclosures related to intangible assets other than goodwill are included in Note 12, Intangible Assets, to the consolidated financial statements.
In the fourth quarter of 2019, we conducted our annual impairment test of indefinite-lived intangibles which resulted in no impairment.
Impairment of Assets – Equity Method Investments
Investments in and advances to equity affiliates totaled $1,276.2 at 30 September 2019. The majority of our investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 9, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
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
In fiscal year 2019, there was no need to test for impairment on any of our equity affiliate investments as no events or changes in circumstances indicated that the carrying amount of the investments may not be recoverable.
Revenue Recognition – Cost Incurred Input Method
Revenue from equipment sale contracts is generally recognized over time as we have an enforceable right to payment for performance completed to date and our performance under the contract terms does not create an asset with alternative use. We use a cost incurred input method to recognize revenue by which costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer.
Accounting for contracts using the cost incurred input method requires management judgment relative to assessing risks and their impact on the estimate of revenues and costs. Our estimates are impacted by factors such as the potential for incentives or penalties on performance, schedule and technical issues, labor productivity, the complexity of work performed, the cost and availability of materials, and performance of subcontractors. When adjustments in estimated total contract revenues or estimated total costs are required, any changes in the estimated profit from prior estimates are recognized in the current period for the inception-to-date effect of such change. When estimates of total costs to be incurred on a contract exceed estimates of total revenues to be earned, a provision for the entire estimated loss on the contract is recorded in the period in which the loss is determined.
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
Changes in estimates on projects accounted for under the cost incurred input method, including the Jazan project, favorably impacted operating income by approximately $37 and $38 in fiscal years 2019 and 2018, respectively. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
We assess the performance of our sale of equipment projects as they progress. Our earnings could be positively or negatively impacted by changes to our forecast of revenues and costs on these projects.

Revenue Recognition – On-site Customer Contracts
For customers who require large volumes of gases on a long-term basis, we produce and supply gases under long-term contracts from large facilities that we build, own and operate on or near the customer’s facilities. Certain of these on-site contracts contain complex terms and provisions such as tolling arrangements, minimum payment requirements, variable components and pricing provisions that require significant judgment to determine the amount and timing of revenue recognition.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. At 30 September 2019, accrued income taxes, including the amount recorded in noncurrent, was $302.0 and net deferred tax liabilities was $678.6. Tax liabilities related to uncertain tax positions as of 30 September 2019 were $231.7, excluding interest and penalties. Income tax expense for the year ended 30 September 2019 was $480.1 and includes a discrete net income tax expense of $43.8 related to the Tax Act. Disclosures related to income taxes are included in Note 23, Income Taxes, to the consolidated financial statements.
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
A 1% increase/decrease in our effective tax rate would decrease/increase net income by approximately $23.
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
Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets, and the rate of compensation increase. Note 17, Retirement Benefits, to the consolidated financial statements includes disclosure of these rates on a weighted-average basis for both the U.S. and international plans. The actuarial models also use assumptions about demographic factors such as retirement age, mortality, and turnover rates. Mortality rates are based on the most recent U.S. and international mortality tables. We believe the actuarial assumptions are reasonable. However, actual results could vary materially from these actuarial assumptions due to economic events and different rates of retirement, mortality, and turnover.

One of the assumptions used in the actuarial models is the discount rate used to measure benefit obligations. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. The Company measures the service cost and interest cost components of pension expense by applying spot rates along the yield curve to the relevant projected cash flows. The rates along the yield curve are used to discount the future cash flows of benefit obligations back to the measurement date. These rates change from year to year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 bp increase/decrease in the discount rate decreases/increases pension expense by approximately $18 per year.
The expected rate of return on plan assets represents an estimate of the long-term average rate of return to be earned by plan assets reflecting current asset allocations. In determining estimated asset class returns, we take into account historical and future expected long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase/decrease in the estimated rate of return on plan assets decreases/increases pension expense by approximately $20 per year.
We use a market-related valuation method for recognizing certain investment gains or losses for our significant pension plans. Investment gains or losses are the difference between the expected return and actual return on plan assets. The expected return on plan assets is determined based on a market-related value of plan assets. For equities, this is a calculated value that recognizes investment gains and losses in fair value related to equities over a five-year period from the year in which they occur and reduces year-to-year volatility. The market-related value for non-equity investments equals the actual fair value. Expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets.
The expected rate of compensation increase is another key assumption. We determine this rate based on review of the underlying long-term salary increase trend characteristic of labor markets and historical experience, as well as comparison to peer companies. A 50 bp increase/decrease in the expected rate of compensation increases/decreases pension expense by approximately $8 per year.
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
Contingencies include those associated with litigation and environmental matters, for which our accounting policy is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and details are provided in Note 18, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required to determine both the probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions to the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or our proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.
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
We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We have established counterparty credit guidelines and generally enter into transactions with financial institutions of investment grade or better, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and the major accounting policies, see Note 1, Major Accounting Policies, and Note 14, Financial Instruments, to the consolidated financial statements, for additional information. Additionally, we mitigate adverse energy price impacts through our cost pass-through contracts with customers and price increases.
Our derivative and other financial instruments consist of long-term debt (including current and related party portions), interest rate swaps, cross currency interest rate swaps, and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 15, Fair Value Measurements, to the consolidated financial statements. At 30 September 2019 and 2018, the net financial instrument position was a liability of $3,239.1 and $3,736.2, respectively. The decrease in the net financial instrument position was primarily due to the repayment of long-term debt.
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
Interest Rate Risk
Our debt portfolio as of 30 September 2019, including the effect of currency and interest rate swap agreements, was composed of 74% fixed-rate debt and 26% variable-rate debt. Our debt portfolio as of 30 September 2018, including the effect of currency and interest rate swap agreements, was composed of 66% fixed-rate debt and 34% variable-rate debt. The decrease in variable-rate debt was the result of the repayment and maturity of the 4.375% Senior Note and related fixed-to-variable interest rate swaps.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 September 2019, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $75 and $96 in the net liability position of financial instruments at 30 September 2019 and 2018, respectively. A 100 bp decrease in market interest rates would result in an increase of $80 and $101 in the net liability position of financial instruments at 30 September 2019 and 2018, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $8 and $13 of interest incurred per year at the end of 30 September 2019 and 2018, respectively. A 100 bp decline in interest rates would lower interest incurred by $8 and $13 per year at 30 September 2019 and 2018, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2019 and 2018, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $326 and $329 in the net liability position of financial instruments at 30 September 2019 and 2018, respectively.
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

The majority of the Company’s sales are derived from outside of the United States and denominated in foreign currencies. Financial results therefore will be affected by changes in foreign currency rates. The Chinese Renminbi and the Euro represent the largest exposures in terms of our foreign earnings. We estimate that a 10% reduction in either the Chinese Renminbi or the Euro versus the U.S. Dollar would lower our annual operating income by approximately $40 and $25, respectively.

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
Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2019, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its opinion on the Company’s internal control over financial reporting as of 30 September 2019 as stated in its report which appears herein.

/s/ Seifi Ghasemi	/s/ M. Scott Crocco
Seifi Ghasemi	M. Scott Crocco
Chairman, President, and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
26 November 2019	26 November 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Air Products and Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related consolidated income statement, comprehensive income statement, statement of equity, and statement of cash flows, for the year then ended, and the related notes and the schedule listed in Item 15(a)(2) as of and for the year ended September 30, 2019 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - On-site Industrial Gas Customer Contracts - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
On-site industrial gas customer contracts involve large capital investments to construct facilities and serve customers who require large volumes of gases and have relatively constant demand. The Company builds, owns and operates facilities on or near the customer’s facilities to produce and supply the customer with gases under a long-term arrangement. Typically, these contracts have 15 to 20-year terms and contain fixed monthly charges and/or minimum purchase requirements. Revenue associated with these contracts is generally recognized over time during the period in which the Company delivers or makes available the agreed upon quantity of gases. In addition, certain on-site industrial gas contracts contain complex terms and provisions such as tolling arrangements, minimum payment requirements, variable components, and pricing provisions that are specific to a customer arrangement, which may require greater judgment in determining when contractual requirements have been met impacting the timing and amount of revenue to be recorded.
We identified revenue recognition for certain on-site industrial gas customer contracts with complex terms and provisions as a critical audit matter because of the judgments necessary for management to assess complex contract terms and provisions in order to determine the amount and timing of revenue recognition. This required a high degree of auditor judgment when performing procedures to audit management’s determination of the amount and timing of revenue recognition and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition for certain on-site industrial gas customer contracts with complex terms and provisions included the following procedures, among others:

•
We tested the effectiveness of the Company’s controls related to the amount and timing of revenue recognition, including controls over identifying and assessing complex contract terms and provisions in certain on-site industrial gas customer contracts.

•
We evaluated the terms included within customer contracts to assess the accounting for provisions such as tolling arrangements, minimum payment requirements, pricing provisions, and variable components that require management to apply judgment in determining revenue recognition associated with the contract.

•	We tested the probability of collection of variable components, including penalties, which impacts the amount of revenue to which the Company is entitled.

•	We considered subsequent events, write-offs of customer receivables, collectability, and other factors that would impact the amount and timing of revenue recognition.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 26, 2019
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Air Products and Chemicals, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Air Products and Chemicals, Inc. and Subsidiaries (the Company) as of 30 September 2018, the related consolidated income statements, consolidated comprehensive income statements, consolidated statements of cash flows and consolidated statements of equity for each of the years in the two‑year period ended 30 September 2018, and the related notes and financial statement schedule referred to in Item 15(a)(2) in the Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of 30 September 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended 30 September 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2018.
Philadelphia, Pennsylvania
November 20, 2018

The Consolidated Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
Millions of dollars, except for share and per share data

Year Ended 30 September	2019	2018	2017
Sales	$8,918.9	$8,930.2	$8,187.6
Cost of sales	5,975.5	6,189.5	5,751.5
Facility closure	29.0	—	—
Selling and administrative	750.0	760.8	713.5
Research and development	72.9	64.5	57.6
Business separation costs	—	—	32.5
Cost reduction and asset actions	25.5	—	151.4
Goodwill and intangible asset impairment charge	—	—	162.1
Gain on exchange of equity affiliate investments	29.1	—	—
Other income (expense), net	49.3	50.2	121.0
Operating Income	2,144.4	1,965.6	1,440.0
Equity affiliates' income	215.4	174.8	80.1
Interest expense	137.0	130.5	120.6
Other non-operating income (expense), net	66.7	5.1	16.6
Income From Continuing Operations Before Taxes	2,289.5	2,015.0	1,416.1
Income tax provision	480.1	524.3	260.9
Income From Continuing Operations	1,809.4	1,490.7	1,155.2
Income from discontinued operations, net of tax	—	42.2	1,866.0
Net Income	1,809.4	1,532.9	3,021.2
Net income attributable to noncontrolling interests of continuing operations	49.4	35.1	20.8
Net Income Attributable to Air Products	$1,760.0	$1,497.8	$3,000.4

Net Income Attributable to Air Products
Net income from continuing operations	$1,760.0	$1,455.6	$1,134.4
Net income from discontinued operations	—	42.2	1,866.0
Net Income Attributable to Air Products	$1,760.0	$1,497.8	$3,000.4
Basic Earnings Per Common Share Attributable to Air Products
Basic earnings per share from continuing operations	$7.99	$6.64	$5.20
Basic earnings per share from discontinued operations	—	.19	8.56
Basic Earnings Per Common Share Attributable to Air Products	$7.99	$6.83	$13.76
Diluted Earnings Per Common Share Attributable to Air Products
Diluted earnings per share from continuing operations	$7.94	$6.59	$5.16
Diluted earnings per share from discontinued operations	—	.19	8.49
Diluted Earnings Per Common Share Attributable to Air Products	$7.94	$6.78	$13.65
Weighted Average Common Shares — Basic (in millions)	220.3	219.3	218.0
Weighted Average Common Shares — Diluted (in millions)	221.6	220.8	219.8
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Millions of dollars

Year ended 30 September	2019	2018	2017
Net Income	$1,809.4	$1,532.9	$3,021.2
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $25.1, $1.1, and ($19.3)	(356.2)	(244.6)	101.9
Net gain (loss) on derivatives, net of tax of ($1.5), $9.7, and ($11.0)	(44.1)	45.9	(12.6)
Pension and postretirement benefits, net of tax of ($97.9), $55.2, and $109.0	(326.2)	179.4	251.6
Reclassification adjustments:
Currency translation adjustment	(2.6)	3.1	57.3
Derivatives, net of tax of $4.5, ($9.2), and $11.7	12.3	(30.4)	24.2
Pension and postretirement benefits, net of tax of $20.5, $44.9, and $50.7	63.2	133.1	110.7
Total Other Comprehensive Income (Loss)	(653.6)	86.5	533.1
Comprehensive Income	1,155.8	1,619.4	3,554.3
Net Income Attributable to Noncontrolling Interests	49.4	35.1	20.8
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(19.9)	(19.0)	3.7
Comprehensive Income Attributable to Air Products	$1,126.3	$1,603.3	$3,529.8
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Millions of dollars, except for share and per share data

30 September	2019	2018
Assets
Current Assets
Cash and cash items	$2,248.7	$2,791.3
Short-term investments	166.0	184.7
Trade receivables, net	1,260.2	1,207.2
Inventories	388.3	396.1
Prepaid expenses	77.4	129.6
Other receivables and current assets	477.7	373.3
Total Current Assets	4,618.3	5,082.2
Investment in net assets of and advances to equity affiliates	1,276.2	1,277.2
Plant and equipment, net	10,337.6	9,923.7
Goodwill, net	797.1	788.9
Intangible assets, net	419.5	438.5
Noncurrent capital lease receivables	890.0	1,013.3
Other noncurrent assets	604.1	654.5
Total Noncurrent Assets	14,324.5	14,096.1
Total Assets	$18,942.8	$19,178.3
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,635.7	$1,817.8
Accrued income taxes	86.6	59.6
Short-term borrowings	58.2	54.3
Current portion of long-term debt	40.4	406.6
Total Current Liabilities	1,820.9	2,338.3
Long-term debt	2,907.3	2,967.4
Long-term debt – related party	320.1	384.3
Other noncurrent liabilities	1,712.4	1,536.9
Deferred income taxes	793.8	775.1
Total Noncurrent Liabilities	5,733.6	5,663.7
Total Liabilities	7,554.5	8,002.0
Commitments and Contingencies - See Note 18
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2019 and 2018 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,070.9	1,029.3
Retained earnings	14,138.4	13,409.9
Accumulated other comprehensive loss	(2,375.6)	(1,741.9)
Treasury stock, at cost (2019 - 29,040,322 shares; 2018 - 29,940,339 shares)	(2,029.5)	(2,089.2)
Total Air Products Shareholders' Equity	11,053.6	10,857.5
Noncontrolling Interests	334.7	318.8
Total Equity	11,388.3	11,176.3
Total Liabilities and Equity	$18,942.8	$19,178.3
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars

Year ended 30 September	2019	2018	2017
Operating Activities
Net income	$1,809.4	$1,532.9	$3,021.2
Less: Net income attributable to noncontrolling interests of continuing operations	49.4	35.1	20.8
Net income attributable to Air Products	1,760.0	1,497.8	3,000.4
Income from discontinued operations	—	(42.2)	(1,866.0)
Income from continuing operations attributable to Air Products	1,760.0	1,455.6	1,134.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,082.8	970.7	865.8
Deferred income taxes	57.6	(55.4)	(38.0)
Tax reform repatriation	49.4	240.6	—
Facility closure	29.0	—	—
Undistributed earnings of unconsolidated affiliates	(75.8)	(59.8)	(65.8)
Gain on sale of assets and investments	(24.2)	(6.9)	(24.3)
Share-based compensation	41.2	38.8	39.9
Noncurrent capital lease receivables	94.6	97.4	92.2
Goodwill and intangible asset impairment charge	—	—	162.1
Equity method investment impairment charge	—	—	79.5
Write-down of long-lived assets associated with cost reduction actions	—	—	69.2
Other adjustments	(19.4)	131.6	165.4
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(69.0)	(42.8)	(73.6)
Inventories	(3.0)	(64.2)	6.4
Other receivables	79.8	128.3	105.4
Payables and accrued liabilities	(41.8)	(277.7)	163.8
Other working capital	8.7	(9.0)	(154.0)
Cash Provided by Operating Activities	2,969.9	2,547.2	2,528.4
Investing Activities
Additions to plant and equipment	(1,989.7)	(1,568.4)	(1,039.7)
Acquisitions, less cash acquired	(123.2)	(345.4)	(8.2)
Investment in and advances to unconsolidated affiliates	(15.7)	—	(8.1)
Proceeds from sale of assets and investments	11.1	48.8	42.5
Purchases of investments	(172.1)	(530.3)	(2,692.6)
Proceeds from investments	190.5	748.2	2,290.7
Other investing activities	(14.3)	5.5	3.4
Cash Used for Investing Activities	(2,113.4)	(1,641.6)	(1,412.0)
Financing Activities
Long-term debt proceeds	—	.5	2.4
Payments on long-term debt	(428.6)	(418.7)	(483.9)
Net increase (decrease) in commercial paper and short-term borrowings	3.9	(78.5)	(798.6)
Dividends paid to shareholders	(994.0)	(897.8)	(787.9)
Proceeds from stock option exercises	68.1	76.2	68.4
Other financing activities	(19.9)	(41.5)	(41.3)
Cash Used for Financing Activities	(1,370.5)	(1,359.8)	(2,040.9)
Discontinued Operations
Cash used for operating activities	—	(12.8)	(966.2)
Cash provided by investing activities	—	18.6	3,750.6
Cash provided by financing activities	—	—	69.5
Cash Provided by Discontinued Operations	—	5.8	2,853.9
Effect of Exchange Rate Changes on Cash	(28.6)	(33.9)	13.4
Increase (Decrease) in cash and cash items	(542.6)	(482.3)	1,942.8
Cash and Cash items – Beginning of Year	2,791.3	3,273.6	1,330.8
Cash and Cash Items – End of Period	$2,248.7	$2,791.3	$3,273.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
Millions of dollars

Year ended 30 September	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance 30 September 2016	$249.4	$970.0	$10,475.5	($2,388.3)	($2,227.0)	$7,079.6	$133.8	$7,213.4
Net income	—	—	3,000.4	—	—	3,000.4	20.8	3,021.2
Other comprehensive income (loss)	—	—	—	529.4	—	529.4	3.7	533.1
Dividends on common stock (per share $3.71)	—	—	(808.5)	—	—	(808.5)	—	(808.5)
Dividends to noncontrolling interests	—	—	—	—	—	—	(28.0)	(28.0)
Share-based compensation	—	40.7	—	—	—	40.7	—	40.7
Issuance of treasury shares for stock option and award plans	—	(9.6)	—	—	63.5	53.9	—	53.9
Spin-off of Versum	—	—	175.0	11.5	—	186.5	(33.9)	152.6
Cumulative change in accounting principle	—	—	8.8	—	—	8.8	—	8.8
Other equity transactions	—	—	(4.6)	—	—	(4.6)	2.9	(1.7)
Balance 30 September 2017	$249.4	$1,001.1	$12,846.6	($1,847.4)	($2,163.5)	$10,086.2	$99.3	$10,185.5
Net income	—	—	1,497.8	—	—	1,497.8	35.1	1,532.9
Other comprehensive income	—	—	—	105.5	—	105.5	(19.0)	86.5
Dividends on common stock (per share $4.25)	—	—	(931.8)	—	—	(931.8)	—	(931.8)
Dividends to noncontrolling interests	—	—	—	—	—	—	(29.9)	(29.9)
Share-based compensation	—	38.1	—	—	—	38.1	—	38.1
Issuance of treasury shares for stock option and award plans	—	(11.3)	—	—	74.3	63.0	—	63.0
Lu'An joint venture	—	—	—	—	—	—	227.4	227.4
Other equity transactions	—	1.4	(2.7)	—	—	(1.3)	5.9	4.6
Balance 30 September 2018	$249.4	$1,029.3	$13,409.9	($1,741.9)	($2,089.2)	$10,857.5	$318.8	$11,176.3
Net income	—	—	1,760.0	—	—	1,760.0	49.4	1,809.4
Other comprehensive income (loss)	—	—	—	(633.7)	—	(633.7)	(19.9)	(653.6)
Dividends on common stock (per share $4.58)	—	—	(1,008.3)	—	—	(1,008.3)	—	(1,008.3)
Dividends to noncontrolling interests	—	—	—	—	—		(12.2)	(12.2)
Share-based compensation	—	40.7	—	—	—	40.7	—	40.7
Issuance of treasury shares for stock option and award plans	—	2.2	—	—	59.7	61.9	—	61.9
Cumulative change in accounting principle	—	—	(17.1)		—	(17.1)	—	(17.1)
Other equity transactions	—	(1.3)	(6.1)	—	—	(7.4)	(1.4)	(8.8)
Balance 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars, except for share and per share data

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
We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity (VIE). An entity that has both the power to direct the activities that most significantly impact the economic performance of a VIE and the obligation to absorb losses or receive benefits significant to the VIE is considered the primary beneficiary of that entity. We have determined that we are not a primary beneficiary of any material VIE.
The results of operations and cash flows for our discontinued operations have been segregated from the results of continuing operations and segment results. There were no assets and liabilities presented as discontinued operations on the consolidated balance sheets. The comprehensive income related to discontinued operations has not been segregated and is included in the consolidated comprehensive income statement for fiscal years 2018 and 2017. Refer to Note 4, Discontinued Operations, for detail of the businesses presented in discontinued operations.
The notes to the consolidated financial statements, unless otherwise indicated, are on a continuing operations basis. The term "total company" includes both continuing and discontinued operations.
Reclassifications
The consolidated financial statements and accompanying notes reflect accounting guidance that was adopted during fiscal year 2019. Refer to Note 2, New Accounting Guidance, for additional information. Certain prior year information has been reclassified to conform to the fiscal year 2019 presentation.
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
Depreciation
Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in Note 10, Plant and Equipment, net.
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
Fair Value Measurements
We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. For example, fair value is used in the initial measurement of assets and liabilities acquired in a business combination; on a recurring basis in the measurement of derivative financial instruments; and on a nonrecurring basis when long-lived assets are written down to fair value when held for sale or determined to be impaired. Refer to Note 15, Fair Value Measurements, and Note 17, Retirement Benefits, for information on the methods and assumptions used in our fair value measurements.
Financial Instruments
We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The types of derivative financial instruments permitted for such risk management programs are specified in policies set by management. Refer to Note 14, Financial Instruments, for further detail on the types and use of derivative instruments into which we enter.
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
The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the consolidated income statements fluctuates from period to period, depending on the value of the U.S. dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally reflected in "Other income (expense), net" on our consolidated income statements as they occur.
Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve the Company’s property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $14.2, $12.8, and $11.4 in fiscal years 2019, 2018, and 2017, respectively.
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
Given inherent uncertainties in evaluating environmental exposures, actual costs to be incurred at identified sites in future periods may vary from the estimates. Refer to Note 18, Commitments and Contingencies, for additional information on the Company’s environmental loss contingencies.
The accruals for environmental liabilities are reflected in the consolidated balance sheets, primarily as part of other noncurrent liabilities.
Litigation
In the normal course of business, we are involved in legal proceedings. We accrue a liability for such matters when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency includes estimates of potential damages and other directly related costs expected to be incurred. Refer to Note 18, Commitments and Contingencies, for additional information on our current legal proceedings.
Share-Based Compensation
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. We expense the grant-date fair value of these awards over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. Refer to Note 20, Share-Based Compensation, for additional information regarding these awards and the models and assumptions used to determine the grant-date fair value of our awards.
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
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net primarily includes interest income associated with our cash and cash items and short-term investments and non-service cost components of net periodic pension and postretirement benefit cost. Our non-service costs primarily include interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlements.
Cash and Cash Items
Cash and cash items include cash, time deposits, treasury securities, and certificates of deposit acquired with an original maturity of three months or less.

Short-term Investments
Short-term investments include time deposits and certificates of deposit with original maturities greater than three months and less than one year.
Trade Receivables, net
Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowance also includes amounts for certain customers where a risk of default has been specifically identified, considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowances for doubtful accounts were $88.2 and $91.3 as of 30 September 2019 and 2018, respectively. Provisions to the allowance for doubtful accounts charged against income were $48.8, $24.0, and $45.8 in fiscal years 2019, 2018, and 2017, respectively.
Inventories
We carry inventory that is comprised of finished goods, work-in-process, raw materials and supplies. Refer to Note 8, Inventories, for further detail.
Inventories on our consolidated balance sheets are stated at the lower of cost or net realizable value. We write down our inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.
Effective 1 July 2018, we determine the cost of all our inventories on a first-in, first-out basis ("FIFO"). Prior to 1 July 2018, we determined the cost of our industrial gas inventories in the United States on a last-in, first-out basis ("LIFO"). We applied this accounting change as a cumulative effect adjustment to cost of sales in the fourth quarter of fiscal year 2018 and did not restate prior period financial statements because the impact was not material. This change decreased our cost of sales by $24.1 for the quarter and fiscal year ended 30 September 2018.
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
Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income. Refer to Note 10, Plant and Equipment, net, for further detail.
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

Capitalized Interest
As we build new plant and equipment, we include in the cost of these assets a portion of the interest payments we make during the year. The amount of capitalized interest was $13.5, $19.5, and $19.0 in fiscal years 2019, 2018, and 2017, respectively.
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
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured using discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with on-site long-term supply contracts under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. Our asset retirement obligations totaled $208.2 and $190.4 at 30 September 2019 and 2018, respectively.
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
Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Refer to Note 11, Goodwill, for further detail.
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
Customer relationships are generally amortized over periods of five to twenty-five years. Purchased patents and technology and other finite-lived intangibles are generally amortized over periods of five to fifteen years. Other intangibles includes land use rights, which are generally amortized over a period of fifty years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. Refer to Note 12, Intangible Assets, for further detail.
Retirement Benefits
The cost of pension benefits is generally recognized over the employees’ service period. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. Refer to Note 17, Retirement Benefits, for disclosures related to our pension and other postretirement benefits.

2.  NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2019
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued the new revenue standard, which is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We adopted this guidance under the modified retrospective approach as of 1 October 2018. Upon adoption, we no longer present "Contracts in progress, less progress billings" on our consolidated balance sheets and have expanded disclosure requirements. Otherwise, adoption of this guidance did not impact our consolidated financial statements, and no adjustment was necessary to opening retained earnings. Accordingly, sales presented during fiscal year 2019 would not change if presented under accounting standards in effect prior to 1 October 2018. Refer to Note 3, Revenue Recognition, for additional information.
Cash Flow Statement Classification
In August 2016, the FASB issued guidance to reduce diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows. We adopted this guidance retrospectively in the first quarter of fiscal year 2019 and elected to use the cumulative earnings approach to determine the classification of distributions received from equity affiliates. As a result, we reclassified net activity from operating activities to investing activities of $7.5 and $5.7 for the fiscal years ended 30 September 2018 and 2017, respectively.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance allowing for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We adopted this guidance in the fourth quarter and elected to not reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings. As a result, there was no impact on the Company’s consolidated financial statements. Our policy for releasing the income tax effects from accumulated other comprehensive income utilizes either the specific identification approach or the portfolio approach based on the nature of the underlying item and when it is reclassified to earnings.
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

Upon adoption, we will elect the following practical expedients provided by this guidance:

•	The package of practical expedients, which allows us to carry forward the historical lease population and classification, among other things;

•	The land easements practical expedient, which allows us to carry forward our current accounting treatment for land easements on existing agreements;

•	The hindsight practical expedient, which is used to determine the reasonably certain lease term for existing leases as of the date of adoption;

•	The single component practical expedient, which allows us to account for lease and non-lease components associated with that lease as a single component, if certain criteria are met; and

•
The short-term leases practical expedient, which allows us to not record the related lease liabilities and right-of-use assets for operating leases in which we are the lessee with a term of 12 months or less.

We expect adoption of the standard will result in recognition of lease liabilities and right-of-use assets on our consolidated balance sheets of approximately $380 and $340, respectively. The standard will not materially affect our results of operations or liquidity.
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
We will adopt the new guidance on 1 October 2019 on a prospective basis. The primary impact of adoption will be the presentation in the consolidated income statement of excluded components of our cash flow hedges of intercompany loans. Excluded components are certain portions of the change in fair value of derivative instruments that are excluded from the assessment of hedge effectiveness. Historically, the impacts from changes in value of these components were recorded in "Interest expense." Beginning in fiscal year 2020, we will present these excluded components in "Other non-operating income (expense), net" consistent with the remeasurement of the intercompany loans. In fiscal years 2019 and 2018, the excluded components recognized within "Interest expense” totaled approximately $35 and $40, respectively.
In accordance with the transition provisions of the guidance, the separate measurement of ineffectiveness for our cash flow hedging instruments existing as of the date of adoption should be eliminated through a cumulative-effect adjustment within equity.
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

3. REVENUE RECOGNITION
Nature of Goods and Services
The principal activities from which the Company generates its sales from its contracts with customers, separated between our regional industrial gases businesses and industrial gases equipment businesses, are described below with their respective revenue recognition policies. For an overall summary of these policies and discussion on payment terms and presentation, refer to Note 1, Major Accounting Policies.
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
Since our contracts are generally comprised of a single performance obligation, contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. In addition, changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. Changes in estimates favorably impacted operating income by approximately $37, $38, and $27 in fiscal years 2019, 2018, and 2017, respectively. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
Disaggregation of Revenue
The table below presents our consolidated sales disaggregated by each of the supply modes described above for each of our reporting segments for the year ended 30 September 2019. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
2019
On-site	$2,230.6	$728.4	$1,622.6	$—	$—	$4,581.6	52%
Merchant	1,642.9	1,274.1	1,041.0	—	—	3,958.0	44%
Sale of Equipment	—	—	—	261.0	118.3	379.3	4%
Total	$3,873.5	$2,002.5	$2,663.6	$261.0	$118.3	$8,918.9	100%

Approximately 5% of total consolidated sales for the year ended 30 September 2019 was associated with lease revenue relating to our on-site supply mode and therefore not within the scope of the new revenue standard.
Remaining Performance Obligations
As of 30 September 2019, the transaction price allocated to remaining performance obligations is estimated to be approximately $14 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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

Contract Balances
Upon adoption of the new revenue standard, we no longer present "Contracts in progress, less progress billings" on our consolidated balance sheets. The balance as of 30 September 2018 has been reclassified to "Other receivables and current assets."
Our sale of equipment contracts generally contain a single performance obligation which, as discussed below, results in presentation of either a contract asset or contract liability.
The table below details balances arising from contracts with customers as of our most recent balance sheet date and our date of adoption:

	30 September 2019	1 October 2018
Assets
Contract assets – current	$64.3	$53.0
Contract fulfillment costs – current	64.5	50.7
Liabilities
Contract liabilities – current	247.4	174.5
Contract liabilities – noncurrent	49.2	53.5

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
Costs to obtain a contract, or contract acquisition costs, are capitalized only after we have established a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 September 2019 were not material.
Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue when or as we perform under the contract. The increase in our contract liabilities – current balance primarily relates to new sale of equipment projects as balances associated with our sale of gas contracts are generally related to fixed charges and are relatively consistent period over period. During the year ended 30 September 2019, we recognized approximately $110 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2018. The current and noncurrent portions of our contract liabilities are included within "Payables and accrued liabilities" and "Other noncurrent liabilities" on our consolidated balance sheets, respectively. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.
Changes in contract asset and liability balances during the year ended 30 September 2019 were not materially impacted by any other factors.

4.  DISCONTINUED OPERATIONS
In fiscal year 2018, income from discontinued operations, net of tax, was $42.2. This included an income tax benefit of $25.6 resulting from the resolution of uncertain tax positions taken in conjunction with the disposition of our former European Homecare business in fiscal year 2012 and an after-tax benefit of $17.6 resulting from the resolution of certain post-closing adjustments associated with the sale of our former Performance Materials Division ("PMD") in fiscal year 2017. These benefits were partially offset by an after-tax loss of $1.0 related to Energy-from-Waste ("EfW").
There were no assets or liabilities presented in discontinued operations on the consolidated balance sheets as of 30 September 2019 or 2018.
The following table details income from discontinued operations, net of tax, on the consolidated income statements for fiscal year 2017:

			Total
	Performance	Energy-from-	Discontinued
Year Ended 30 September 2017	Materials	Waste(A)	Operations
Sales	$254.8	$—	$254.8
Cost of sales	182.3	13.8	196.1
Selling and administrative	22.5	.7	23.2
Research and development	5.1	—	5.1
Other income (expense), net	.3	(2.0)	(1.7)
Operating Income (Loss)	45.2	(16.5)	28.7
Equity affiliates’ income	.3	—	.3
Income (Loss) Before Taxes	45.5	(16.5)	29.0
Income tax benefit(B)	(50.8)	(5.7)	(56.5)
Income (Loss) From Operations of Discontinued Operations, net of tax	96.3	(10.8)	85.5
Gain (Loss) on disposal of business, net of tax(C)	1,827.6	(47.1)	1,780.5
Income (Loss) From Discontinued Operations, net of tax	$1,923.9	($57.9)	$1,866.0

(A)	The loss from operations of discontinued operations for EfW primarily related to costs incurred for ongoing project exit activities, administrative costs, and land lease obligations.

(B)
As a result of the expected gain on the sale of PMD, we released valuation allowances related to capital loss and net operating loss carryforwards primarily during the first quarter of 2017 that favorably impacted our income tax provision within discontinued operations by approximately $69.

(C)	After-tax gain on sale of $1,827.6 included expense for income tax reserves for uncertain tax positions of $28.0 gross ($21.0 net) in various jurisdictions.
In fiscal year 2017, income from discontinued operations, net of tax, of $1,866.0 included a gain of $2,870 ($1,828 after-tax, or $8.32 per share) for the sale of PMD. Refer to Note 5, Materials Technologies Separation, for additional information. In addition, we recorded a loss on the disposal of EfW of $59.3 ($47.1 after-tax) during the first quarter of 2017, primarily for land lease obligations and to update our estimate of the net realizable value of the plant assets. The loss on disposal was recorded as a component of discontinued operations while the liability associated with land lease obligations was and continues to be recorded in continuing operations. As of 30 September 2019, liabilities associated with EfW recorded in continuing operations were approximately $58 and primarily related to the land lease obligations.

5.  MATERIALS TECHNOLOGIES SEPARATION
As further discussed below, we completed the separation of the divisions comprising the former Materials Technologies segment through the spin-off of EMD as Versum Materials, Inc. and the sale of PMD to Evonik Industries AG ("Evonik") in fiscal year 2017. In connection with the dispositions, we incurred net separation costs of $30.2. The net costs included legal and advisory fees of $32.5, which are reflected on the consolidated income statements as “Business separation costs,” and a pension settlement benefit of $2.3 presented within "Other non-operating income (expense), net." Our fiscal year 2017 income tax provision included net tax benefits of $5.5, primarily related to changes in tax positions on business separation activities.
Spin-off of EMD
On 1 October 2016 (the distribution date), Air Products completed the spin-off of its Electronic Materials Division (EMD) as Versum Materials, Inc. ("Versum"), a separate and independent public company. The spin-off was completed by way of a distribution to Air Products’ stockholders of all of the then issued and outstanding shares of common stock of Versum on the basis of one share of Versum common stock for every two shares of Air Products’ common stock held as of the close of business on 21 September 2016 (the record date for the distribution). Fractional shares of Versum common stock were not distributed to Air Products' common stockholders. Air Products’ stockholders received cash in lieu of fractional shares. The spin-off of Versum was treated as a noncash transaction in the consolidated statement of cash flows in fiscal year 2017.
Sale of PMD
On 3 January 2017, we completed the sale of PMD to Evonik for $3.8 billion. We recognized a gain on the sale of $2,870 ($1,828 after-tax, or $8.32 per share), which is reflected within "Income from discontinued operations, net of tax" for the year ended 30 September 2017.

6.  COST REDUCTION AND ASSET ACTIONS
The charges we record for cost reduction and asset actions are not recorded in segment results. Liabilities associated with these actions are reflected on our consolidated balance sheets within "Payables and accrued liabilities."
Fiscal Year 2019 Cost Reduction Actions
In fiscal year 2019, we recognized an expense of $25.5 for severance and other benefits associated with the elimination or planned elimination of approximately 300 positions. These actions are expected to drive cost synergies primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments.
The following table summarizes the carrying amount of the accrual as of 30 September 2019.

2019 Charge	$25.5
Cash expenditures	(6.9)
Amount reflected in pension liability	(.3)
Currency translation adjustment	(.5)
30 September 2019	$17.8

Fiscal Year 2017 Cost Reduction and Asset Actions
In fiscal year 2017, we recognized a net expense of $151.4 for cost reduction and asset actions. The net expense included a charge of $154.8 for actions taken in 2017 ("the 2017 charge"), partially offset by the favorable settlement of the remaining $3.4 accrued balance associated with business restructuring actions taken in 2015.
The 2017 charge included $88.5 for asset actions related to the write-down of an air separation unit in the Industrial Gases – EMEA segment that was constructed mainly to provide oxygen to a former EfW plant; the planned sale of a non-industrial gas hardgoods business in the Industrial Gases – Americas segment; and the closure of an LNG heat exchanger manufacturing facility in the Corporate and other segment. The 2017 charge also included $66.3 for severance and other benefits associated with the elimination of approximately 625 positions, primarily in the Corporate and other and Industrial Gases – EMEA segments. The actions in the Corporate and other segment were driven by the reorganization of our engineering, manufacturing, and technology functions. The 2017 charge related to the segments as follows: $39.3 in Industrial Gases – Americas; $77.9 in Industrial Gases – EMEA; $.9 in Industrial Gases – Asia; $2.5 in Industrial Gases – Global; and $34.2 in Corporate and other.

7.  ACQUISITIONS
Fiscal Year 2019 Business Combinations
As further discussed below, we completed three business combinations in fiscal year 2019.
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
The exchange resulted in a net gain of $29.1, of which $15.0 resulted from the revaluation of our previously held equity interest in WuXi to its acquisition date fair value and $14.1 resulted from the disposition of our interest in High-Tech Gases. The net gain has been reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements in fiscal year 2019 and was not recorded in segment results. There were no tax impacts on the exchange.
We revalued our previously held 50% equity interest in WuXi based on an estimated acquisition date fair value of $27.0. We calculated this fair value using a discounted cash flow analysis under the income approach, which required estimates and assumptions regarding projected revenue growth, customer attrition rates, profit margin, and discount rate.
The acquisition of the remaining interest in WuXi was accounted for as a business combination. The results of this business have been consolidated within our Industrial Gases – Asia segment as of the acquisition date. Upon acquisition, we recognized plant and equipment of $28.0, intangible assets of $27.4, and goodwill of $3.9. The intangible assets were primarily customer relationships, having a weighted-average useful life of approximately 10 years. The goodwill recognized on the transaction, none of which is deductible for tax purposes, was recorded in the Industrial Gases – Asia segment and is attributable to expected growth synergies. The acquisition did not materially impact our consolidated income statements for the periods presented.
Other Fiscal Year 2019 Business Combinations
The remaining business combinations completed in fiscal year 2019 had total consideration, net of cash acquired, of $126.6. The largest of these business combinations was the acquisition of ACP Europe SA ("ACP"), the largest independent carbon dioxide business in Continental Europe, which closed on 1 March 2019. We expect this acquisition to enable us to better serve existing merchant customers and pursue new industrial gas growth opportunities across additional European geographies. The results of this business are consolidated within our Industrial Gases – EMEA segment and did not materially impact our consolidated income statements for the periods presented.
Our other 2019 business combinations resulted in the recognition of plant and equipment of $75.1 and goodwill of $44.7, partially offset by net liabilities acquired. The goodwill recognized on the transactions, $1.7 of which is deductible for tax purposes, was primarily recorded in the Industrial Gases – EMEA segment and is attributable to expected growth and cost synergies.
The acquired assets and liabilities resulting from our 2019 business combinations were recorded at their estimated fair values, which were calculated based on a preliminary purchase price allocation prepared by management. We may record adjustments to these assets and liabilities during the preliminary purchase price allocation period, which could be up to one year from the acquisition date.

Fiscal Year 2018 Asset Acquisition
On 26 April 2018 ("the acquisition date"), we completed the formation of Air Products Lu An (Changzhi) Co., Ltd. (“the JV”), a 60%-owned joint venture with Lu’An Clean Energy Company ("Lu’An"). The JV receives coal, steam and power from Lu’An and supplies syngas to Lu’An under a long-term onsite contract. The results of the JV are consolidated within the Industrial Gases – Asia segment.
Air Products contributed four large air separation units to the JV with a carrying value of approximately $300, and the JV acquired gasification and syngas clean-up assets from Lu’An for 7.9 billion RMB (approximately $1.2 billion). As a result, the carrying value of the plant and equipment of the JV was approximately $1.5 billion at the acquisition date.
We accounted for the acquisition of the gasification and syngas clean-up assets as an asset acquisition. In connection with closing the acquisition, we paid net cash of approximately 1.5 billion RMB ($235) and issued equity of 1.4 billion RMB ($227) to Lu'An for their noncontrolling interest in the JV. In addition, Lu'An made a loan of 2.6 billion RMB to the JV with regularly scheduled principal and interest payments at a fixed interest rate of 5.5%, and we established a liability of 2.3 billion RMB for remaining cash payments. The issuance of equity to Lu'An for their noncontrolling interest, the long-term debt, and the liability for the remaining cash payments were noncash transactions that have been excluded from the consolidated statement of cash flows for the fiscal year ended 30 September 2018.
The following table summarizes the liabilities resulting from this acquisition as reflected on our consolidated balance sheets:

30 September	2019	2018
Payables and accrued liabilities	$8.9	$330.0
Current portion of long-term debt	37.8	—
Long-term debt – related party	320.1	384.3

Fiscal Year 2018 Business Combinations
In fiscal year 2018, we completed eight acquisitions that were accounted for as business combinations. These acquisitions had total consideration, net of cash acquired, of $355.4. The largest of the acquisitions was completed during the first quarter of fiscal year 2018 and primarily consisted of three air separation units serving onsite and merchant customers in China, which strengthened our position in the region. The results of this business are consolidated within our Industrial Gases – Asia segment.

8.  INVENTORIES
The components of inventories are as follows:

30 September	2019	2018
Finished goods	$128.8	$125.4
Work in process	27.5	21.2
Raw materials, supplies and other	232.0	249.5
Inventories	$388.3	$396.1

9. SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES
The summarized financial information below is on a combined 100% basis and has been compiled based on financial statements of the companies accounted for by the equity method. The amounts presented include the accounts of the following equity affiliates:

Abdullah Hashim Industrial Gases & Equipment Co., Ltd. (25%);	INOX Air Products Private Limited (50%);
Air Products South Africa (Proprietary) Limited (50%);	Jazan Gas Projects Company (26%);
Bangkok Cogeneration Company Limited (49%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Bangkok Industrial Gases Co., Ltd. (49%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Chengdu Air & Gas Products Ltd. (50%);	Tecnologia en Nitrogeno S. de R.L. de C.V. (50%);
Helios S.p.A. (49%);	Tyczka Industrie-Gases GmbH (50%);
INFRA Group (40%);	and principally, other industrial gas producers.

30 September		2019	2018
Current assets		$1,660.6	$1,556.9
Noncurrent assets		4,400.4	4,340.8
Current liabilities		725.1	635.7
Noncurrent liabilities		2,853.6	2,652.5

Year Ended 30 September	2019	2018	2017
Net sales	$2,885.6	$2,663.1	$2,343.3
Sales less cost of sales	1,193.4	1,050.6	878.6
Operating income	763.4	635.3	509.5
Net income	492.4	388.0	343.5

Dividends received from equity affiliates were $144.3, $122.5, and $99.5 in fiscal years 2019, 2018, and 2017, respectively.
The investment in net assets of and advances to equity affiliates as of 30 September 2019 and 2018 included investment in foreign affiliates of $1,275.4 and $1,276.0, respectively.
As of 30 September 2019 and 2018, the amount of investment in companies accounted for by the equity method included equity method goodwill of $42.8 and $42.4, respectively.
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
On 1 May 2019, we acquired our partner's 50% interest in WuXi in exchange for our 50% interest in High-Tech Gases. Subsequent to the acquisition date, we own 100% of WuXi and no longer have an equity interest in High-Tech Gases. The results and financial position of this business have been consolidated within our Industrial Gases – Asia segment as of the acquisition date.
Refer to Note 7, Acquisitions, to the consolidated financial statements for additional information.
U.S. Tax Cuts and Jobs Act
For the year ended 30 September 2018, equity affiliates' income includes an expense of $28.5 for our proportionate share of the impact of the U.S. Tax Cuts and Jobs Act primarily recorded during the first quarter of fiscal year 2018. This expense is included in the fiscal year 2018 net income on a 100% basis in the table above. Refer to Note 23, Income Taxes, for additional information.

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
Jazan
On 19 April 2015, a joint venture between Air Products and ACWA Holding entered into a 20-year oxygen and nitrogen supply agreement to supply Saudi Aramco’s oil refinery and power plant being built in Jazan, Saudi Arabia. Air Products owns 26% of the joint venture and guarantees the repayment of its share of an equity bridge loan. ACWA also guarantees their share of the loan. We determined that the joint venture is a variable interest entity, for which we are not the primary beneficiary.
As of 30 September 2018, other noncurrent liabilities included $94.4 for our obligation to make future equity contributions in 2020 based on our proportionate share of the advances received by the joint venture under the loan. During 2019, this balance was reclassified from other noncurrent liabilities to payables and accrued liabilities on our consolidated balance sheets as the obligation is required to be funded within the next twelve months. This noncash transaction has been excluded from the consolidated statement of cash flows for the year ended 30 September 2019.

10. PLANT AND EQUIPMENT, NET
The major classes of plant and equipment are as follows:

30 September	Useful Life in years			2019	2018
Land				$281.5	$269.4
Buildings			30	946.8	988.6
Production facilities(A)	10	to	20	15,602.1	15,082.8
Distribution and other machinery and equipment(B)	5	to	25	4,491.9	4,400.9
Construction in progress				1,011.4	748.5
Plant and equipment, at cost				22,333.7	21,490.2
Less: Accumulated depreciation				11,996.1	11,566.5
Plant and equipment, net				$10,337.6	$9,923.7

(A)	Depreciable lives of production facilities related to long-term customer supply contracts are matched to the contract lives.

(B)
The depreciable lives for various types of distribution equipment are: 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; 7.5 years for customer stations; and 5 to 15 years for tractors and trailers.

Depreciation expense was $1,049.7, $940.7, and $843.2 in fiscal years 2019, 2018, and 2017, respectively.

11.  GOODWILL
Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2017	$163.7	$402.4	$135.2	$20.2	$—	$721.5
Acquisitions	—	29.5	38.1	—	10.4	78.0
Currency translation and other	(1.6)	(7.5)	(1.4)	(.1)	—	(10.6)
Goodwill, net at 30 September 2018	$162.1	$424.4	$171.9	$20.1	$10.4	$788.9
Acquisitions	—	38.5	10.1	—	—	48.6
Currency translation and other	(5.8)	(30.6)	(3.5)	(.5)	—	(40.4)
Goodwill, net at 30 September 2019	$156.3	$432.3	$178.5	$19.6	$10.4	$797.1

30 September	2019	2018	2017
Goodwill, gross	$1,162.2	$1,194.7	$1,138.7
Accumulated impairment losses(A)	(365.1)	(405.8)	(417.2)
Goodwill, net	$797.1	$788.9	$721.5

(A)	Accumulated impairment losses include the impacts of currency translation. These losses are attributable to our Latin America reporting unit (LASA) within the Industrial Gases – Americas segment.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The impairment test for goodwill involves calculating the fair value of each reporting unit and comparing that value to the carrying value. If the fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. During the fourth quarter of fiscal year 2019, we conducted our annual goodwill impairment test and determined that the fair value of all our reporting units exceeded their carrying value.
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

12.  INTANGIBLE ASSETS
The table below summarizes the major classes of our intangible assets:

	30 September 2019			30 September 2018
	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Customer relationships	$487.9	($179.8)	$308.1	$491.9	($165.5)	$326.4
Patents and technology	39.0	(13.3)	25.7	34.0	(11.9)	22.1
Other	75.0	(33.4)	41.6	72.6	(33.8)	38.8
Total finite-lived intangibles	601.9	(226.5)	375.4	598.5	(211.2)	387.3
Trade names and trademarks, indefinite-lived	56.2	(12.1)	44.1	64.8	(13.6)	51.2
Total Intangible Assets	$658.1	($238.6)	$419.5	$663.3	($224.8)	$438.5

The decrease in net intangible assets in fiscal year 2019 was primarily attributable to amortization and the impact of currency translation, partially offset by intangible assets acquired through an exchange of equity affiliate investments. For additional information on the exchange, refer to Note 7, Acquisitions.
Amortization expense for intangible assets was $33.1, $30.0, and $22.6 in fiscal years 2019, 2018, and 2017, respectively. Refer to Note 1, Major Accounting Policies, for the amortization periods for each major class of intangible assets. The table below details projected annual amortization expense for intangible assets as of 30 September 2019:

2020	$35.3
2021	33.5
2022	30.8
2023	29.6
2024	28.6
Thereafter	217.6
Total	$375.4

Indefinite-lived intangible assets are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. During the fourth quarter of fiscal year 2019, we conducted our annual impairment test of indefinite-lived intangible assets and determined that the fair value of all our intangible assets exceeded their carrying value.
During the third quarter of fiscal year 2017, we conducted an interim impairment test of the indefinite-lived intangible assets associated with LASA and recorded a noncash impairment charge of $16.8 to write down the carrying value of the trade names and trademarks to their fair value. The impairment charge has been excluded from the Industrial Gases – Americas segment's operating income and is reflected on our consolidated income statements within “Goodwill and intangible asset impairment charge." As discussed in Note 11, Goodwill, the reduction in value resulted from lowered long-term growth projections. We estimated the fair value of the indefinite-lived intangibles associated with LASA utilizing the royalty savings method, a form of the income approach.
In addition, we tested the recoverability of LASA long-lived assets, including finite-lived intangible assets subject to amortization, in fiscal year 2017 and concluded that they were recoverable from expected future undiscounted cash flows.

13.  LEASES
Lessee Accounting
Capital leases, primarily for the right to use machinery and equipment, are included with owned plant and equipment within "Plant and Equipment, net" on the consolidated balance sheets in the amount of $23.1 and $21.6 at 30 September 2019 and 2018, respectively. Related amounts of accumulated depreciation are $7.2 and $6.1, respectively.
Operating leases principally relate to real estate and also include aircraft, distribution equipment, and vehicles. Certain leases include escalation clauses, renewal, and/or purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $87.0, $82.7, and $65.8 in fiscal years 2019, 2018, and 2017, respectively.
At 30 September 2019, minimum payments due under leases are as follows:

	Capital Leases	Operating Leases
2020	$1.7	$75.1
2021	2.5	62.6
2022	1.3	44.4
2023	1.1	35.9
2024	1.1	28.6
Thereafter	12.8	171.4
Total	$20.5	$418.0

The present value of the above future capital lease payments totaled $10.1. Refer to Note 16, Debt.
Lessor Accounting
Certain contracts associated with facilities that are built to provide product to a specific customer have been accounted for as leases. In cases where operating lease treatment is appropriate, there is no difference in revenue recognition over the life of the contract as compared to accounting for the contract under a sale of gas agreement. In cases where capital lease treatment is appropriate, the timing of revenue and expense recognition is impacted. Revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as capital leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract. As discussed in Note 2, New Accounting Guidance, upon adoption of the new lease guidance we will elect the package of practical expedients permitted under the transition guidance to carry forward these lease determinations as of 30 September 2019.
Operating Leases
Assets subject to operating lease treatment in which we are the lessor are recorded within "Plant and equipment, net" on the consolidated balance sheets. As of 30 September 2019, plant and equipment, at cost, was $2.9 billion, and accumulated depreciation was $.5 billion. Assets subject to operating leases include those of the Lu’An joint venture, which is discussed in Note 7, Acquisitions.
At 30 September 2019, minimum lease payments expected to be collected are as follows:

2020	$321.7
2021	287.3
2022	283.1
2023	278.4
2024	275.5
Thereafter	3,042.5
Total	$4,488.5

Capital Leases
Lease receivables, net, are primarily included within "Noncurrent capital lease receivables" on our consolidated balance sheets, with the remaining balance in "Other receivables and current assets." Allowances for credit losses associated with capital lease receivables are recorded using the specific identification method. As of 30 September 2019 and 2018, the credit quality of capital lease receivables did not require a material allowance for credit losses.
The components of lease receivables were as follows:

30 September	2019	2018
Gross minimum lease payments receivable	$1,453.2	$1,673.7
Unearned interest income	(472.3)	(568.3)
Lease Receivables, net	$980.9	$1,105.4

Lease payments collected in fiscal years 2019, 2018, and 2017 were $171.6, $182.7, and $183.6, respectively. These payments reduced the lease receivable balance by $94.6, $97.4, and $92.2 in fiscal years 2019, 2018, and 2017, respectively.
At 30 September 2019, minimum lease payments expected to be collected are as follows:

2020	$162.5
2021	156.9
2022	145.7
2023	139.4
2024	133.2
Thereafter	715.5
Total	$1,453.2

14.  FINANCIAL INSTRUMENTS
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2019 is 2.2 years.
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

The table below summarizes our outstanding currency price risk management instruments:

	30 September 2019		30 September 2018
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$2,418.2	0.5	$2,489.1	0.4
Net investment hedges	830.8	0.9	457.5	1.7
Not designated	1,053.5	0.6	1,736.1	0.8
Total Forward Exchange Contracts	$4,302.5	0.6	$4,682.7	0.7

The notional value of forward exchange contracts not designated decreased from the prior year as a result of maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €951.3 million ($1,036.9) at 30 September 2019 and €908.8 million ($1,054.6) at 30 September 2018. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.

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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 September 2019, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 September 2019				30 September 2018
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$200.0	LIBOR	2.76%	2.1	$600.0	LIBOR	2.60%	1.6
Cross currency interest rate swaps (net investment hedge)	$216.8	4.80%	3.31%	3.5	$201.7	4.42%	2.97%	3.1
Cross currency interest rate swaps (cash flow hedge)	$1,129.3	4.92%	3.04%	2.3	$1,052.7	4.99%	2.89%	2.3
Cross currency interest rate swaps (not designated)	$6.1	2.55%	3.72%	4.5	$80.2	4.88%	3.43%	3.9

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 September		Balance Sheet	30 September
	Location	2019	2018	Location	2019	2018
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	$79.0	$24.9	Accrued liabilities	$53.8	$37.0
Interest rate management contracts	Other receivables	24.8	24.3	Accrued liabilities	1.1	2.3
Forward exchange contracts	Other noncurrent assets	11.9	19.8	Other noncurrent liabilities	.7	4.6
Interest rate management contracts	Other noncurrent assets	60.9	48.7	Other noncurrent liabilities	.7	11.6
Total Derivatives Designated as Hedging Instruments		$176.6	$117.7		$56.3	$55.5
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables	38.7	7.9	Accrued liabilities	$36.3	$14.9
Interest rate management contracts	Other receivables	—	4.0	Accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	8.4	16.2	Other noncurrent liabilities	19.8	23.7
Interest rate management contracts	Other noncurrent assets	.5	.3	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$47.6	$28.4		$56.1	$38.6
Total Derivatives		$224.2	$146.1		$112.4	$94.1

Refer to Note 15, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our cash flow hedges, fair value hedges, net investment hedges, and derivatives not designated as hedging instruments:

	Year Ended 30 September
	Forward Exchange Contracts		Foreign Currency Debt		Other(A)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Cash Flow Hedges, net of tax:
Net gain (loss) recognized in OCI (effective portion)	($35.7)	$2.4	$—	$—	($8.4)	$43.5	($44.1)	$45.9
Net (gain) loss reclassified from OCI to sales/cost of sales (effective portion)	.6	7.1	—	—	—	—	.6	7.1
Net (gain) loss reclassified from OCI to other income (expense), net (effective portion)	21.8	(7.8)	—	—	(24.7)	(33.8)	(2.9)	(41.6)
Net (gain) loss reclassified from OCI to interest expense (effective portion)	12.1	1.2	—	—	2.6	3.9	14.7	5.1
Net (gain) loss reclassified from OCI to other income (expense), net (ineffective portion)	—	(.5)	—	—	(.1)	(.5)	(.1)	(1.0)
Fair Value Hedges:
Net gain (loss) recognized in interest expense(B)	$—	$—	$—	$—	$4.3	($10.1)	$4.3	($10.1)
Net Investment Hedges, net of tax:
Net gain (loss) recognized in OCI	$39.1	($.6)	$49.6	$10.2	$9.8	$11.0	$98.5	$20.6
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in other income (expense), net(C)	($1.3)	($4.0)	$—	$—	$2.0	($.8)	$.7	($4.8)

(A)	Includes the impact on other comprehensive income (OCI) and earnings primarily related to interest rate and cross currency interest rate swaps.

(B)	The impact of fair value hedges was largely offset by recognized gains and losses resulting from the impact of changes in related interest rates on outstanding debt.

(C)
The impact of the non-designated hedges was largely offset by recognized gains and losses resulting from the impact of changes in exchange rates on assets and liabilities denominated in non-functional currencies.

The amount of cash unrealized gains and losses related to cash flow hedges as of 30 September 2019 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $30.1 as of 30 September 2019 and $33.4 as of 30 September 2018, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.

Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $157.1 as of 30 September 2019 and $97.6 as of 30 September 2018, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

15. FAIR VALUE MEASUREMENTS
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
The methods and assumptions used to measure the fair value of financial instruments are as follows:
Short-term Investments
Short-term investments primarily include time deposits with original maturities greater than three months and less than one year. We estimated the fair value of our short-term investments, which approximates carrying value as of the balance sheet date, using Level 2 inputs within the fair value hierarchy. Level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
Refer to Note 14, Financial Instruments, for a description of derivative instruments, including details related to the balance sheet line classifications.
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

The carrying values and fair values of financial instruments were as follows:

	30 September 2019		30 September 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$138.0	$138.0	$68.8	$68.8
Interest rate management contracts	86.2	86.2	77.3	77.3
Liabilities
Derivatives
Forward exchange contracts	$110.6	$110.6	$80.2	$80.2
Interest rate management contracts	1.8	1.8	13.9	13.9
Long-term debt, including current portion and related party	3,267.8	3,350.9	3,758.3	3,788.2

The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 September 2019				30 September 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$138.0	$—	$138.0	$—	$68.8	$—	$68.8	$—
Interest rate management contracts	86.2	—	86.2	—	77.3	—	77.3	—
Total Assets at Fair Value	$224.2	$—	$224.2	$—	$146.1	$—	$146.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$110.6	$—	$110.6	$—	$80.2	$—	$80.2	$—
Interest rate management contracts	1.8	—	1.8	—	13.9	—	13.9	—
Total Liabilities at Fair Value	$112.4	$—	$112.4	$—	$94.1	$—	$94.1	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	30 June 2017				2017 Loss
	Total	Level 1	Level 2	Level 3
Investment in Equity Affiliate(A)	$68.5	$—	$—	$68.5	$79.5

(A)
In fiscal year 2017, we assessed the recoverability of the carrying value of our equity investment in AHG. We estimated the fair value of our investment using weighting of the results of the income and market approaches. An impairment loss was recognized for the difference between the carrying amount and the fair value of the investment as of 30 June 2017. There have been no events during fiscal years 2018 or 2019 requiring reassessment of our investment. For additional information, see Note 9, Summarized Financial Information of Equity Affiliates.

During the third quarter ended 30 June 2017, we recognized a goodwill impairment charge of $145.3 and an intangible asset impairment charge of $16.8 associated with our LASA reporting unit. Refer to Note 11, Goodwill, and Note 12, Intangible Assets, for more information related to these charges and the associated fair value measurement methods and significant inputs/assumptions, which were classified as Level 3 since unobservable inputs were utilized in the fair value measurements.

16. DEBT
The tables below summarize our outstanding debt at 30 September 2019 and 2018:
Total Debt

30 September	2019	2018
Short-term borrowings	$58.2	$54.3
Current portion of long-term debt(A)(B)	40.4	406.6
Long-term debt	2,907.3	2,967.4
Long-term debt – related party(B)	320.1	384.3
Total Debt	$3,326.0	$3,812.6

(A)	Fiscal year 2019 includes the current portion of long-term debt owed to a related party of $37.8.

(B)	Refer to Note 7, Acquisitions, for additional information regarding related party debt.
Short-term Borrowings
Short-term borrowings consisted of bank obligations of $58.2 and $54.3 at 30 September 2019 and 2018, respectively. The weighted average interest rate of short-term borrowings outstanding at 30 September 2019 and 2018 was 3.7% and 5.0%, respectively.

Long-term Debt

30 September	Fiscal Year Maturities	2019	2018
Payable in U.S. Dollars
Debentures
8.75%	2021	$18.4	$18.4
Medium-term Notes (weighted average rate)
Series E 7.6%	2026	17.2	17.2
Senior Notes
Note 4.375%	2019	—	400.0
Note 3.0%	2022	400.0	400.0
Note 2.75%	2023	400.0	400.0
Note 3.35%	2024	400.0	400.0
Other (weighted average rate)
Variable-rate industrial revenue bonds 1.44%	2035 to 2050	631.9	631.9
Other .25%(A)		—	.9
Payable in Other Currencies
Eurobonds 2.0%	2020	327.0	348.1
Eurobonds .375%	2021	381.5	406.2
Eurobonds 1.0%	2025	327.0	348.1
Other 2.9%	2020 to 2023	3.8	8.0
Related Party(B)
Chinese Renminbi 5.5%	2020 to 2026	357.9	384.3
Capital Lease Obligations
Foreign 10.3%	2020 to 2036	10.1	10.5
Total Principal Amount		3,274.8	3,773.6
Less: Unamortized discount and debt issuance costs		(12.2)	(15.3)
Less: Fair value hedge accounting adjustments(A)		5.2	—
Total Long-term Debt		3,267.8	3,758.3
Less: Current portion of long-term debt		(40.4)	(406.6)
Less: Long-term debt – related party		(320.1)	(384.3)
Long-term Debt		$2,907.3	$2,967.4

(A)
The Company has entered into LIBOR-based interest rate swap arrangements with various counterparty financial institutions on certain of our outstanding fixed-rate senior notes, which have maturity dates between 2019 and 2022. These interest rate swaps have been designated as fair value hedges of the notes. Refer to Note 14, Financial Instruments, for additional information. The fiscal year 2018 fair value hedge accounting adjustment is reflected as "Other" senior notes in the table above.

(B)	Refer to Note 7, Acquisitions, for additional information regarding related party debt.

Maturities of long-term debt, including related party, in each of the next five years and beyond are as follows:

2020	$367.4
2021	440.2
2022	439.3
2023	453.7
2024	453.4
Thereafter	1,120.8
Total	$3,274.8

Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2019, we are in compliance with all the financial and other covenants under our debt agreements.
As of 30 September 2019, we classified our 2.0% Eurobond of €300.0 million ($327.0) maturing in August 2020 as long-term debt because we have the ability to refinance the debt under the 2017 Credit Agreement. Our current intent is to refinance this debt via the U.S. or European public or private placement markets.
Additional commitments totaling $2.3 are maintained by our foreign subsidiaries, all of which were borrowed and outstanding at 30 September 2019.
Cash paid for interest, net of amounts capitalized, was $155.9, $123.1, and $125.9 in fiscal years 2019, 2018, and 2017, respectively.
2017 Credit Agreement
On 31 March 2017, we entered into a five-year $2,500 revolving credit agreement maturing 31 March 2022 with a syndicate of banks (the “2017 Credit Agreement”), under which senior unsecured debt is available to both the Company and certain of its subsidiaries. On 28 September 2018, we amended the 2017 Credit Agreement to reduce the maximum borrowing capacity to $2,300. No other terms were impacted by the amendment.
The 2017 Credit Agreement provides a source of liquidity for the Company and supports our commercial paper program. The Company’s only financial covenant under the 2017 Credit Agreement is a maximum ratio of total debt to total capitalization (total debt plus total equity) no greater than 70%. No borrowings were outstanding under the 2017 Credit Agreement as of 30 September 2019.

17. RETIREMENT BENEFITS
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

Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The cost of our defined benefit pension plans in fiscal years 2019, 2018, and 2017 included the following components:

	2019		2018		2017
	U.S.	International	U.S.	International	U.S.	International
Service cost	$21.4	$19.3	$25.5	$25.5	$29.0	$25.9
Interest cost	113.4	35.8	107.2	37.3	107.5	32.2
Expected return on plan assets	(172.5)	(75.1)	(201.6)	(81.7)	(207.7)	(75.2)
Amortization
Net actuarial loss	65.3	10.9	87.4	40.2	88.7	54.7
Prior service cost (credit)	1.1	—	1.6	—	2.3	(.1)
Settlements	6.2	.2	45.0	3.5	10.5	1.7
Curtailments	—	—	—	—	4.3	(1.3)
Special termination benefits	.7	.1	.4	—	2.8	.4
Other	—	.8	—	1.5	—	1.1
Net Periodic Benefit Cost/(Benefit) – Total	$35.6	($8.0)	$65.5	$26.3	$37.4	$39.4
Less: Discontinued Operations	—	—	—	—	(.7)	(4.1)
Net Periodic Benefit Cost/(Benefit) – Continuing Operations	$35.6	($8.0)	$65.5	$26.3	$36.7	$35.3

Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2019 and 2018 and the amount of net periodic benefit costs capitalized in fiscal year 2017 were not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
During the fourth quarter of fiscal year 2018, we recognized a pension settlement loss of $43.7 primarily in connection with the transfer of certain pension assets and payment obligations for our U.S. salaried and hourly plans to an insurer through the purchase of an irrevocable, nonparticipating group annuity contract. The transaction does not change the amount of the monthly pension benefits received by affected retirees.
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. We recognized pension settlement losses of $6.2, $5.2 and $10.5 in fiscal years 2019, 2018 and 2017, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss, primarily associated with the U.S. supplementary pension plan.

We calculate net periodic benefit cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic benefit cost:

	2019		2018		2017
	U.S.	International	U.S.	International	U.S.	International
Discount rate – Service cost	4.3%	2.5%	3.9%	2.6%	3.6%	2.1%
Discount rate – Interest cost	4.0%	2.2%	3.3%	2.2%	3.0%	1.8%
Expected return on plan assets	7.0%	5.3%	7.5%	5.8%	8.0%	6.1%
Rate of compensation increase	3.5%	3.5%	3.5%	3.6%	3.5%	3.5%

The projected benefit obligation (PBO) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2019		2018
	U.S.	International	U.S.	International
Discount rate	3.2%	1.5%	4.3%	2.5%
Rate of compensation increase	3.5%	3.3%	3.5%	3.5%

The following tables reflect the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2019		2018
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$2,922.8	$1,660.5	$3,357.7	$1,749.5
Service cost	21.4	19.3	25.5	25.5
Interest cost	113.4	35.8	107.2	37.3
Amendments	1.1	4.7	.1	.7
Actuarial loss (gain)	380.3	300.2	(217.8)	(33.9)
Settlements	(12.2)	(1.6)	(193.0)	(24.6)
Special termination benefits	.7	.1	.4	—
Participant contributions	—	1.3	—	1.4
Benefits paid	(146.2)	(47.7)	(157.3)	(51.3)
Currency translation and other	.3	(108.6)	—	(44.1)
Obligation at End of Year	$3,281.6	$1,864.0	$2,922.8	$1,660.5

	2019		2018
	U.S.	International	U.S.	International
Change in Plan Assets
Fair value at beginning of year	$2,684.9	$1,588.2	$2,869.2	$1,540.0
Actual return on plan assets	289.9	208.0	150.2	115.5
Company contributions	16.0	24.2	14.6	53.7
Participant contributions	—	1.3	—	1.4
Benefits paid	(146.2)	(47.7)	(157.3)	(51.3)
Settlements	(12.2)	(1.6)	(191.8)	(24.6)
Currency translation and other	—	(100.0)	—	(46.5)
Fair Value at End of Year	$2,832.4	$1,672.4	$2,684.9	$1,588.2
Funded Status at End of Year	($449.2)	($191.6)	($237.9)	($72.3)

	2019		2018
	U.S.	International	U.S.	International
Amounts Recognized
Noncurrent assets	$17.3	$11.4	$28.2	$103.5
Accrued liabilities	18.3	—	23.5	1.2
Noncurrent liabilities	448.2	203.0	242.6	174.6
Net Liability Recognized	$449.2	$191.6	$237.9	$72.3

Fiscal year 2018 settlements in the table above primarily reflect the impact of the transfer of certain pension obligations and plan assets of our U.S. salaried and hourly plans to an insurer through the purchase of an irrevocable, nonparticipating group annuity contract in the fourth quarter of fiscal year 2018.
The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during fiscal years 2019 and 2018 consist of the following:

	2019		2018
	U.S.	International	U.S.	International
Net actuarial loss (gain) arising during the period	$262.9	$161.5	($167.7)	($64.6)
Amortization of net actuarial loss	(71.5)	(11.1)	(132.4)	(43.7)
Prior service cost arising during the period	1.1	4.7	.1	.7
Amortization of prior service cost	(1.1)	—	(1.6)	—
Total	$191.4	$155.1	($301.6)	($107.6)

The net actuarial gain represents the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statements and are included in accumulated other comprehensive loss. Actuarial losses arising during fiscal year 2019 are primarily attributable to lower discount rates and partially offset by higher than expected return on plan assets. Accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining service period of U.S. participants, which was approximately 7 years as of 30 September 2019. For U.K. participants, accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining life expectancy, which was approximately 25 years as of 30 September 2019.
The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of the following:

	2019		2018
	U.S.	International	U.S.	International
Net actuarial loss	$871.8	$594.0	$680.4	$443.6
Prior service cost (credit)	6.6	3.6	6.6	(1.1)
Net transition liability	—	.4	—	.4
Total	$878.4	$598.0	$687.0	$442.9

The amount of accumulated other comprehensive loss at 30 September 2019 that is expected to be recognized as a component of net periodic pension cost during fiscal year 2020, excluding amounts that may be recognized through settlement losses, is as follows:

	U.S.	International
Net actuarial loss	$84.2	$19.2
Prior service cost (credit)	1.4	—

The accumulated benefit obligation (ABO) is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $4,931.6 and $4,376.4 as of 30 September 2019 and 2018, respectively.

The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	30 September 2019		30 September 2018
	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$3,069.2	$521.1	$2,733.6	$452.6
Fair value of plan assets	2,602.8	318.0	2,467.5	276.8
Pension Plans with ABO in Excess of Plan Assets:
ABO	$2,941.2	$413.3	$2,608.6	$357.9
Fair value of plan assets	2,602.8	266.5	2,467.5	228.2

The tables above include several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans as of 30 September 2019 were $92.6 and $99.2, respectively.
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
Asset allocation targets are established based on the long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. As of 30 September 2019, actual allocations vary from target due to market movements, primarily lower interest rates in the fourth quarter. Subsequent to 30 September 2019, rebalancing actions have been taken so that the U.S. salaried and hourly plan portfolio is within asset allocation target ranges. Assets are routinely rebalanced through contributions, benefit payments, and otherwise as deemed appropriate. The actual and target allocations at the measurement date are as follows:

	2019 Target Allocation						2019 Actual Allocation		2018 Actual Allocation
	U.S.			International			U.S.	International	U.S.	International
Asset Category
Equity securities	43	-	58%	39	-	49%	38%	42%	41%	46%
Debt securities	34	-	49%	51	-	61%	56%	57%	50%	53%
Real estate and other	—	-	10%			—%	6%	—%	8%	—%
Cash			—%			—%	—%	1%	1%	1%
Total							100%	100%	100%	100%

In fiscal year 2019, the 7.0% expected return for U.S. plan assets was based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. The estimated long-term return for equity, debt securities, and real estate is 7.8%, 4.7%, and 6.5%, respectively. In determining asset class returns, we take into account historical long-term returns and the value of active management, as well as other economic and market factors.
In fiscal year 2019, the 5.3% expected rate of return for international plan assets was based on a weighted average return for plans outside the U.S., which vary significantly in size, asset structure and expected returns. The expected asset return for the U.K. plan, which represents over 80% of the assets of our International plans, is 5.8% and was derived from expected equity and debt security returns of 7.4% and 2.7%, respectively.

The following table summarizes pension plan assets measured at fair value by asset class (see Note 15, Fair Value Measurements, for definition of the levels):

	30 September 2019				30 September 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$13.7	$13.7	$—	$—	$13.8	$13.8	$—	$—
Equity securities	401.1	401.1	—	—	397.9	397.9	—	—
Equity mutual funds	152.9	152.9	—	—	173.8	173.8	—	—
Equity pooled funds	524.8	—	524.8	—	545.2	—	545.2	—
Fixed income:
Bonds (government and corporate)	1,572.1	—	1,572.1	—	1,344.6	—	1,344.6	—
Total U.S. Qualified Pension Plans at Fair Value	$2,664.6	$567.7	$2,096.9	$—	$2,475.3	$585.5	$1,889.8	$—
Real estate pooled funds(A)	$167.8				$209.6
Total U.S. Qualified Pension Plans	$2,832.4				$2,684.9
International Pension Plans
Cash and cash equivalents	$13.4	$13.4	$—	$—	$15.8	$15.8	$—	$—
Equity pooled funds	711.3	—	711.3	—	727.9	—	727.9	—
Fixed income pooled funds	679.9	—	679.9	—	615.2	—	615.2	—
Other pooled funds	13.7	—	13.7	—	11.6	—	11.6	—
Insurance contracts	254.1	—	—	254.1	217.7	—	—	217.7
Total International Pension Plans	$1,672.4	$13.4	$1,404.9	$254.1	$1,588.2	$15.8	$1,354.7	$217.7

(A)
Real estate pooled funds consist of funds that invest in properties. These funds generally allow for quarterly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of our request and the availability of funds. Interests in these funds are valued using the net asset value (NAV) per share practical expedient and are not classified in the fair value hierarchy.

The following table summarizes changes in fair value of the pension plan assets classified as Level 3, by asset class:

	Other Pooled Funds	Insurance Contracts	Total
30 September 2017	$7.8	$41.4	$49.2
Actual return on plan assets:
Assets held at end of year	—	.9	.9
Assets sold during the period	.5	—	.5
Purchases, sales, and settlements, net	(8.3)	175.4	167.1
30 September 2018	$—	$217.7	$217.7
Actual return on plan assets:
Assets held at end of year	—	38.1	38.1
Purchases, sales, and settlements, net	—	(1.7)	(1.7)
30 September 2019	$—	$254.1	$254.1

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
Equity Mutual and Pooled Funds
Shares of mutual funds are valued at the NAV of the fund and are classified as Level 1 assets. Units of pooled funds are valued at the per unit NAV determined by the fund manager based on the value of the underlying traded holdings and are classified as Level 2 assets.
Corporate and Government Bonds
Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.
Other Pooled Funds
Other pooled funds classified as Level 2 assets are valued at the NAV of the shares held at year end, which is based on the fair value of the underlying investments. Securities and interests classified as Level 3 assets are carried at the estimated fair value. The estimated fair value is based on the fair value of the underlying investment values, which includes estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other uncorroborated data including counterparty credit quality, default risk, discount rates, and the overall capital market liquidity.
Insurance Contracts
Insurance contracts are classified as Level 3 assets, as they are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company and discount rates that require inputs with limited observability.
Contributions and Projected Benefit Payments
Pension contributions to funded plans and benefit payments for unfunded plans for fiscal year 2019 were $40.2. Contributions for funded plans resulted primarily from contractual and regulatory requirements. Benefit payments to unfunded plans were due primarily to the timing of retirements. We anticipate contributing $30 to $40 to the defined benefit pension plans in fiscal year 2020. These contributions are anticipated to be driven primarily by contractual and regulatory requirements for funded plans and benefit payments for unfunded plans, which are dependent upon timing of retirements.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2020	$166.8	$47.9
2021	160.0	49.1
2022	166.0	50.1
2023	170.1	54.3
2024	174.1	58.0
2025-2029	919.9	308.3

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

U.K. Lloyds Equalization Ruling
On 26 October 2018, the United Kingdom High Court issued a ruling related to the equalization of pension plan participants’ benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, we estimated the impact of retroactively increasing benefits in our U.K. plan in accordance with the High Court ruling. We treated the additional benefits as a prior service cost, which resulted in an increase to our projected benefit obligation and accumulated other comprehensive loss of $4.7 during the first quarter of fiscal year 2019. We are amortizing this cost over the average remaining life expectancy of the U.K. participants.
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
We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of the Company’s common stock in the ESOP totaled 2,197,262 as of 30 September 2019.
Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions, excluding discontinued operations, expensed to income in fiscal years 2019, 2018, and 2017 were $40.6, $34.2, and $33.7, respectively.
Other Postretirement Benefits
We provide other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contributions adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder. The cost of these benefits were not material in fiscal years 2019, 2018, and 2017. Accumulated postretirement benefit obligations as of the end of fiscal years 2019 and 2018 were $43.7 and $56.4, respectively, of which $7.7 and $9.4 were current obligations, respectively.
We recognize changes in other postretirement benefit plan obligations in other comprehensive income on a pretax basis. In fiscal years 2019 and 2018, we recognized gains that arose during the period of $6.1 and $3.1, respectively. In fiscal year 2018, we recognized net actuarial loss amortization of $.3. There was no net actuarial loss amortization in fiscal year 2019 as the corridor for the plan was not exceeded.
The net actuarial gain/loss recognized in accumulated other comprehensive loss on a pretax basis was a net gain of $1.7 and a net loss of $4.4 as of 30 September 2019 and 2018, respectively.
Expected per capita claims costs are currently assumed to be greater than the annual cap; therefore, the assumed healthcare cost trend rate, ultimate trend rate, and the year the ultimate trend rate is reached have no impact on plan obligations.

18. COMMITMENTS AND CONTINGENCIES
LITIGATION
We are involved in various legal proceedings, including commercial, competition, environmental, intellectual property, regulatory, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense (CADE) issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $43 at 30 September 2019) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $43 at 30 September 2019) plus interest accrued thereon until final disposition of the proceedings.
Other than this matter, we do not currently believe there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows.
ENVIRONMENTAL
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 31 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 September 2019 and 2018 included an accrual of $68.9 and $76.8, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $68 to a reasonably possible upper exposure of $82 as of 30 September 2019.
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
Pace
At 30 September 2019, $24.3 of the environmental accrual was related to the Pace facility.
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
Piedmont
At 30 September 2019, $14.7 of the environmental accrual was related to the Piedmont site.
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
Pasadena
At 30 September 2019, $11.8 of the environmental accrual was related to the Pasadena site.
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

ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations are primarily associated with long-term on-site supply contracts under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. The retirement of assets includes the contractually required removal of a long-lived asset from service and encompasses the sale, removal, abandonment, recycling, or disposal of the assets as required at the end of the contract term. These obligations are primarily reflected within "Other noncurrent liabilities" on the consolidated balance sheets. The timing and/or method of settlement of these obligations are conditional on a future event that may or may not be within our control.
Changes to the carrying amount of our asset retirement obligations were as follows:

Balance at 30 September 2017	$144.7
Additional accruals	43.8
Liabilities settled	(2.6)
Accretion expense	7.2
Currency translation adjustment	(2.7)
Balance at 30 September 2018	$190.4
Additional accruals	14.7
Liabilities settled	(2.1)
Accretion expense	8.7
Currency translation adjustment	(3.5)
Balance at 30 September 2019	$208.2

The increase in the liability during fiscal year 2018 primarily related to new obligations associated with the Lu'An asset acquisition completed in April 2018.
GUARANTEES AND WARRANTIES
We guaranteed the repayment of our 25% share of an equity bridge loan that has been provided to fund equity commitments to a joint venture arrangement with ACWA Holding in Saudi Arabia. ACWA also guarantees their share of the loan. Our maximum exposure under the guarantee, which expires in 2020, is approximately $100. As of 30 September 2018, other noncurrent liabilities included $94.4 for our obligation to make future equity contributions in 2020 based on our proportionate share of the advances received by the joint venture under the loan. During 2019, this balance was reclassified from other noncurrent liabilities to payables and accrued liabilities on our consolidated balance sheets as the obligation is required to be funded within the next twelve months.
Air Products has also entered into a long-term sale of equipment contract with the joint venture to engineer, procure, and construct the industrial gas facilities that will supply gases to Saudi Aramco. We provided bank guarantees to the joint venture to support our performance under the contract. As of 30 September 2019, our maximum potential payments were $247. Exposures under the guarantees decline over time and will be completely extinguished after completion of the project.
We are party to an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which we own 50%. At 30 September 2019, maximum potential payments under joint and several guarantees were $26.0. Exposures under the guarantees decline over time and will be completely extinguished by 2024.
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

UNCONDITIONAL PURCHASE OBLIGATIONS
We are obligated to make future payments under unconditional purchase obligations as summarized below:

2020	$1,358
2021	407
2022	369
2023	349
2024	350
Thereafter	5,477
Total	$8,310

Approximately $7,100 of our unconditional purchase obligations relate to helium purchases. The majority of these obligations occur after fiscal year 2024. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
Approximately $160 of our long-term unconditional purchase obligations relate to feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. The price of feedstock supply is principally related to the price of natural gas. However, long-term take-or-pay sales contracts to HyCO customers are generally matched to the term of the feedstock supply obligations and provide recovery of price increases in the feedstock supply. Due to the matching of most long-term feedstock supply obligations to customer sales contracts, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations.
The unconditional purchase obligations also include other product supply and purchase commitments and electric power and natural gas supply purchase obligations, which are primarily pass-through contracts with our customers.
We estimate our maximum obligation for future purchases of plant and equipment to be approximately $890 based on open purchase orders as of 30 September 2019. This includes spending for the Jiutai coal-to-syngas project. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have disclosed this obligation in fiscal year 2020; however, timing of actual satisfaction of the obligation may vary.

19. CAPITAL STOCK
Common Stock
Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2019, 249 million shares were issued, with 220 million outstanding.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. We did not purchase any of our outstanding shares during fiscal year 2019. At 30 September 2019, $485.3 in share repurchase authorization remains.
The following table reflects the changes in common shares:

Year ended 30 September	2019	2018	2017
Number of Common Shares Outstanding
Balance, beginning of year	219,515,245	218,346,074	217,350,825
Issuance of treasury shares for stock option and award plans	900,017	1,169,171	995,249
Balance, end of year	220,415,262	219,515,245	218,346,074

Preferred Stock
Authorized preferred stock consists of 25 million shares with a par value of $1 per share, of which 2.5 million were designated as Series A Junior Participating Preferred Stock. There were no shares issued or outstanding as of 30 September 2019 and 2018.

20. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. Share information presented is on a total company basis. As of 30 September 2019, there were 4,581,960 shares available for future grant under our Long-Term Incentive Plan (LTIP), which is shareholder approved.
Share-based compensation cost recognized in the consolidated income statements is summarized below:

	2019	2018	2017
Before-Tax Share-Based Compensation Cost – Total	$41.2	$38.8	$40.7
Before-Tax Share-Based Compensation Cost – Discontinued Operations	—	—	.8
Before-Tax Share-Based Compensation Cost – Continuing Operations	$41.2	$38.8	$39.9
Income tax benefit – Continuing Operations	(9.7)	(9.1)	(14.0)
After-Tax Share-Based Compensation Cost – Continuing Operations	$31.5	$29.7	$25.9

Before-tax share-based compensation cost is primarily included in selling and administrative expense on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal years 2019, 2018, and 2017 was not material.
On a total company basis, before-tax share-based compensation cost by type of program was as follows:

	2019	2018	2017
Deferred stock units	$41.1	$38.3	$34.5
Stock options	—	.2	1.4
Restricted stock	.1	.3	4.8
Before-Tax Share-Based Compensation Cost – Total	$41.2	$38.8	$40.7

Deferred Stock Units
We have granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned, for employee recipients, on continued employment during the deferral period and may be conditioned on achieving certain performance targets. We grant deferred stock unit awards with a two- to five-year deferral period that is subject to payout upon death, disability, or retirement. Deferred stock units issued to outside directors are paid after service on the Board of Directors ends at the time elected by the director (not to exceed ten years after service ends). We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement. We have elected to account for forfeitures as they occur, rather than to estimate them. Forfeitures have not been significant historically.
Market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is the Company’s total shareholder return (share price appreciation and dividends paid) in relation to a defined peer group over a three‑year performance period beginning 1 October of the fiscal year of grant. We granted 114,929, 105,268, and 117,692 market-based deferred stock units in fiscal years 2019, 2018, and 2017, respectively.

The fair value of market-based deferred stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The estimated grant-date fair value of market-based deferred stock units was $229.61, $202.50, and $156.87 per unit in fiscal years 2019, 2018, and 2017, respectively. The calculation of the fair value used the following assumptions:

	2019	2018	2017
Expected volatility	17.5%	18.7%	20.6%
Risk-free interest rate	2.8%	1.9%	1.4%
Expected dividend yield	2.6%	2.6%	2.5%

In addition, during fiscal year 2019, we granted 169,666 time-based deferred stock units at a weighted average grant-date fair value of $168.68. In fiscal years 2018 and 2017, we granted 143,379 and 165,121 time-based deferred stock units at a weighted average grant-date fair value of and $162.11 and $143.75, respectively.

Deferred Stock Units	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2018	940	$137.78
Granted	285	193.29
Paid out	(113)	119.59
Forfeited/adjustments	(136)	136.11
Outstanding at 30 September 2019	976	$156.31

Cash payments made for deferred stock units were $1.9, $2.2, and $2.1 in fiscal years 2019, 2018, and 2017, respectively. As of 30 September 2019, there was $49.2 of unrecognized compensation cost related to deferred stock units. The cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of deferred stock units paid out during fiscal years 2019, 2018, and 2017, including shares vested in prior periods, was $19.2, $38.5, and $36.6, respectively.
Stock Options
We have granted awards of options to purchase common stock to executives and selected employees. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years and remain exercisable for ten years from the date of grant. The Company has not issued stock option awards since fiscal year 2015.
A summary of stock option activity is presented below:

Stock Options	Shares (000)	Weighted Average Exercise Price
Outstanding at 30 September 2018	2,186	$89.33
Exercised	(842)	82.27
Forfeited	—	—
Outstanding and Exercisable at 30 September 2019	1,344	$93.75

Stock Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and Exercisable at 30 September 2019	3.4	$172

The aggregate intrinsic value represents the amount by which our closing stock price of $221.86 as of 30 September 2019 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.
On a total company basis, the intrinsic value of stock options exercised during fiscal years 2019, 2018, and 2017 was $87.2, $90.4, and $57.3, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of 30 September 2019, there was no unrecognized compensation cost as all stock option awards were fully vested.
Cash received from option exercises during fiscal year 2019 was $68.1. The total tax benefit realized from stock option exercises in fiscal year 2019 was $20.4, of which $16.4 was the excess tax benefit.
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
A summary of restricted stock activity is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at 30 September 2018	42	$140.28
Vested	(16)	144.09
Outstanding at 30 September 2019	26	$138.00

As of 30 September 2019, there was no unrecognized compensation cost as all restricted stock awards were fully vested. The total fair value of restricted stock vested during fiscal years 2019, 2018, and 2017 was $2.6, $2.2, and $4.1, respectively.
Versum Spin-off
As discussed in Note 4, Discontinued Operations, Air Products completed the spin-off of Versum on 1 October 2016. In connection with the spin-off, the Company adjusted the number of deferred stock units and stock options pursuant to existing anti-dilution provisions in the LTIP to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards continue to vest over the original vesting period defined at the grant date. Outstanding awards at the time of spin-off were primarily converted into awards of the holders' employer following the separation.
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

21. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in AOCL, net of tax, attributable to Air Products:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2016	($65.0)	($949.3)	($1,374.0)	($2,388.3)
Other comprehensive income (loss) before reclassifications	(12.6)	101.9	251.6	340.9
Amounts reclassified from AOCL	24.2	57.3	110.7	192.2
Net current period other comprehensive income	$11.6	$159.2	$362.3	$533.1
Spin-off of Versum	.2	6.0	5.3	11.5
Amount attributable to noncontrolling interest	(.1)	3.0	.8	3.7
Balance at 30 September 2017	($53.1)	($787.1)	($1,007.2)	($1,847.4)
Other comprehensive income (loss) before reclassifications	45.9	(244.6)	179.4	(19.3)
Amounts reclassified from AOCL	(30.4)	3.1	133.1	105.8
Net current period other comprehensive income (loss)	$15.5	($241.5)	$312.5	$86.5
Amount attributable to noncontrolling interest	—	(18.8)	(.2)	(19.0)
Balance at 30 September 2018	($37.6)	($1,009.8)	($694.5)	($1,741.9)
Other comprehensive loss before reclassifications	(44.1)	(356.2)	(326.2)	(726.5)
Amounts reclassified from AOCL	12.3	(2.6)	63.2	72.9
Net current period other comprehensive loss	($31.8)	($358.8)	($263.0)	($653.6)
Amount attributable to noncontrolling interest	(8.0)	(11.7)	(.2)	(19.9)
Balance at 30 September 2019	($61.4)	($1,356.9)	($957.3)	($2,375.6)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	2019	2018	2017
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$.6	$7.1	$18.3
Other income (expense), net	(3.0)	(42.6)	5.1
Interest expense	14.7	5.1	.8
Total (Gain) Loss on Cash Flow Hedges, net of tax	$12.3	($30.4)	$24.2

Currency Translation Adjustment
Cost of sales(A)	$—	$3.1	$—
Cost reduction and asset actions(B)	—	—	8.2
Gain on exchange of equity affiliate investments(C)	(2.6)	—	—
Loss from discontinued operations, net of tax(D)	—	—	49.1
Total Currency Translation Adjustment	($2.6)	$3.1	$57.3

Pension and Postretirement Benefits, net of tax(E)	$63.2	$133.1	$110.7

(A)	The fiscal year 2018 impact relates to an equipment sale resulting from the termination of a contract in the Industrial Gases – Asia segment during the first quarter.

(B)	The fiscal year 2017 impact relates to the planned sale of a non-industrial gas hardgoods business in the Industrial Gases – Americas segment recorded in the third quarter.

(C)	The fiscal year 2019 impact relates to a net gain on the exchange of two equity affiliates with a joint venture partner. Refer to Note 7, Acquisitions, for additional information.

(D)	The fiscal year 2017 impact relates to the sale of PMD during the second quarter.

(E)
The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 17, Retirement Benefits, for additional information.

22. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (EPS):

30 September	2019	2018	2017
Numerator
Net income from continuing operations	$1,760.0	$1,455.6	$1,134.4
Net income from discontinued operations	—	42.2	1,866.0
Net Income Attributable to Air Products	$1,760.0	$1,497.8	$3,000.4
Denominator (in millions)
Weighted average common shares — Basic	220.3	219.3	218.0
Effect of dilutive securities
Employee stock option and other award plans	1.3	1.5	1.8
Weighted average common shares — Diluted	221.6	220.8	219.8
Basic EPS Attributable to Air Products
Basic earnings per share from continuing operations	$7.99	$6.64	$5.20
Basic earnings per share from discontinued operations	—	.19	8.56
Basic Earnings Per Common Share Attributable to Air Products	$7.99	$6.83	$13.76
Diluted EPS Attributable to Air Products
Diluted earnings per share from continuing operations	$7.94	$6.59	$5.16
Diluted earnings per share from discontinued operations	—	.19	8.49
Diluted Earnings Per Common Share Attributable to Air Products	$7.94	$6.78	$13.65

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. There were no antidilutive outstanding share-based awards in fiscal year 2019 and 2017, respectively. Outstanding share-based awards of .1 million shares were antidilutive and therefore excluded from the computation of diluted EPS for fiscal year 2018.

23. INCOME TAXES
The following table summarizes the income of U.S. and foreign operations before taxes:

	2019	2018	2017
Income from Continuing Operations Before Taxes
United States	$723.3	$688.5	$669.8
Foreign	1,350.8	1,151.7	666.2
Income from equity affiliates	215.4	174.8	80.1
Total	$2,289.5	$2,015.0	$1,416.1

On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act” or "Tax reform"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. Our consolidated income statements reflect a discrete net income tax expense of $43.8 and $180.6 in fiscal years 2019 and 2018, respectively, related to impacts of the Tax Act.
In fiscal year 2019, our income tax expense reflects the reversal of a non-recurring $56.2 benefit recorded in fiscal year 2018 related to the U.S. taxation of deemed foreign dividends. This was partially offset by a benefit of $12.4 to reduce the total expected costs of the deemed repatriation tax. The non-recurring benefit recorded in fiscal year 2018 was eliminated by regulations issued in fiscal year 2019.

In fiscal year 2018, our consolidated income statements reflect a discrete net income tax expense of $180.6 and a $28.5 reduction to equity affiliates' income for the impacts of the Tax Act. The income tax expense of $180.6 included a cost of $392.4, which included $322.1 for the deemed repatriation tax and $70.3 primarily for additional foreign taxes on the repatriation of foreign earnings. This cost was partially offset by a $211.8 benefit primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate. The deemed repatriation tax of $322.1 included the $56.2 non-recurring benefit related to the U.S. taxation of deemed foreign dividends that was eliminated in 2019. We have historically asserted our intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. We reevaluated our historic assertions as a result of enactment of the Tax Act and adjusted our position relative to the indefinitely reinvested earnings of various foreign subsidiaries. The impact of these changes is included in the $70.3 for additional foreign taxes on the repatriation of foreign earnings recorded in fiscal year 2018.
After applying tax credits, the balance of the deemed repatriation tax obligation is $256.8, which we are paying in installments over seven remaining years. As of 30 September 2019, we recorded $215.4 of this obligation on our consolidated balance sheets in noncurrent liabilities.
While our accounting for the provisions of the Tax Act is not provisional, further adjustments to the deemed repatriation tax could result from future U.S. or foreign tax examinations of the years impacted by the calculation or from the issuance of additional federal or state guidance.
As a fiscal year-end taxpayer, certain provisions of the Tax Act became effective in our fiscal year 2018 while other provisions did not become effective until fiscal year 2019. The corporate tax rate reduction was effective as of 1 January 2018 and, accordingly, reduced our 2018 fiscal year U.S. federal statutory rate to a blended rate of approximately 24.5%. The 21% federal tax rate now applies to our fiscal year ended 30 September 2019 and each year thereafter.
The following table details the components of the provision for income taxes:

	2019	2018	2017
Current Tax Provision
Federal	$163.7	$305.1	$62.8
State	23.3	17.7	7.0
Foreign	235.5	256.9	229.1
Total Current Tax Provision	422.5	579.7	298.9
Deferred Tax Provision
Federal	9.7	(121.7)	1.4
State	2.4	12.5	6.0
Foreign	45.5	53.8	(45.4)
Total Deferred Tax Provision	57.6	(55.4)	(38.0)
Total Income Tax Provision	$480.1	$524.3	$260.9

Total company income tax payments, net of refunds, were $324.3, $372.0, and $1,348.8 in fiscal years 2019, 2018, and 2017, respectively. Tax payments were higher in fiscal year 2017 due to taxes related to the $2,870 gain on the sale of PMD. Refer to Note 4, Discontinued Operations, for additional information.

The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is as follows:

(Percent of income before taxes)	2019	2018	2017
U.S. federal statutory tax rate	21.0%	24.5%	35.0%
State taxes, net of federal benefit	1.0	1.0	1.0
Income from equity affiliates	(2.0)	(2.1)	(2.0)
Foreign tax differentials	1.0	(1.0)	(7.9)
Tax on foreign repatriated earnings	.1	(.4)	(2.2)
Domestic production activities	—	(.4)	(.8)
Share-based compensation	(.6)	(1.0)	(1.2)
Tax reform repatriation	1.9	19.5	—
Tax reform rate change and other	—	(11.1)	—
Tax restructuring benefit	—	(1.8)	—
Non-deductible goodwill impairment charge	—	—	3.6
Non-U.S. subsidiary tax election	—	—	(7.7)
Business separation costs	—	—	.2
Other	(1.4)	(1.2)	.4
Effective Tax Rate	21.0%	26.0%	18.4%
Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates that are different than the U.S. federal statutory rate and include tax holidays and incentives. As a result of the reduction in the federal corporate income tax rates under the Tax Act, our effective non-U.S. tax rate is now higher than our fiscal year 2019 U.S. statutory rate of 21.0%. As a result of the lower statutory rate in fiscal year 2019 versus fiscal year 2018, the net impact of foreign tax rates reflects the cost of foreign rates higher than the U.S. federal statutory rate.
Tax on foreign repatriated earnings includes benefits and costs related to U.S. and additional foreign taxation on the current and future repatriation of foreign earnings and a U.S. benefit for related foreign tax credits. In addition, the Tax Act also enacted new provisions related to the taxation of foreign operations, known as Global Intangible Low Tax Income (“GILTI”). We have elected as an accounting policy to account for GILTI as a period cost when incurred. This and various other provisions of the Tax Act did not become effective until fiscal year 2019 and did not impact our tax provision in fiscal year 2018.
The Tax Act repealed the domestic production activities deduction, effective for our fiscal 2019 tax year, and lowered the benefit taken in fiscal year 2018.
Share-based compensation reflects the impact from recognition of $14.6, $21.5, and $17.6 of excess tax benefits in our provision for income taxes during fiscal years 2019, 2018, and 2017, respectively.
In fiscal year 2018, we recognized a tax benefit of $35.7, net of reserves for uncertain tax positions, and a corresponding decrease to net deferred tax liabilities resulting from the restructuring of several foreign subsidiaries.
In fiscal year 2017, the effective tax rate was impacted by a tax election made with respect to a Chilean holding company resulting in an income tax benefit of $111.4 on tax losses related to investments in Chile. The effective tax rate was also impacted by a goodwill impairment charge of $145.3 for which no tax benefits were available. Refer to Note 11, Goodwill, for additional information regarding the impairment charge.

The significant components of deferred tax assets and liabilities are as follows:

30 September	2019	2018
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$227.1	$153.1
Tax loss carryforwards	140.6	143.5
Tax credits and other tax carryforwards	31.1	17.1
Reserves and accruals	69.6	42.5
Currency losses	—	3.8
Other	57.7	45.4
Valuation allowance	(92.1)	(105.0)
Deferred Tax Assets	434.0	300.4
Gross Deferred Tax Liabilities
Plant and equipment	954.6	811.8
Currency gains	23.9	—
Unremitted earnings of foreign entities	31.0	36.1
Partnership and other investments	14.8	16.3
Intangible assets	80.0	84.3
Other	8.3	5.6
Deferred Tax Liabilities	1,112.6	954.1
Net Deferred Income Tax Liability	$678.6	$653.7

Deferred tax assets and liabilities are included within the consolidated balance sheets as follows:

	2019	2018
Deferred Tax Assets
Other noncurrent assets	$115.2	$121.4
Deferred Tax Liabilities
Deferred income taxes	793.8	775.1
Net Deferred Income Tax Liability	$678.6	$653.7

Retirement benefits and compensation accruals are impacted significantly by the changes in plan assets and benefit obligations that have been recognized in other comprehensive income. Refer to Note 17, Retirement Benefits, for additional information. Deferred tax liabilities related to plant and equipment increased due to the impact of an increase in accelerated tax depreciation deductions in excess of book depreciation in multiple jurisdictions. The deferred tax component for currency transactions moved into an overall deferred tax liability position due primarily to currency movements on hedging transactions as several foreign based currencies weakened against the U.S. dollar in fiscal year 2019. Reserves and accruals were impacted by an increase in tax deferred deductions related to the timing of recognizing accruals for local tax and accounting purposes.
As of 30 September 2019, the Company had the following deferred tax assets for certain tax credits:

Jurisdiction	Gross Tax Asset	Expiration Period
U.S. State	$1.7	2020 - 2034
U.S. Federal	13.3	2024 - 2029
Foreign	20.8	2020 - 2025; Indefinite

The generation of $13.3 in excess U.S. foreign tax credits in fiscal year 2019 increased the balance of the tax credits and other tax carryforwards component. Of the $20.8 foreign tax credits, $5.8 have indefinite carryforward periods.
As of 30 September 2019, the Company had the following loss carryforwards:

Jurisdiction	Gross Loss Carryforward	Expiration Period
U.S. State Net Operating Loss	$296.3	2020 - 2034
U.S. Federal Capital Loss	1.8	2023
Foreign Net Operating Loss	352.6	2020 - 2029; Indefinite
Foreign Capital Loss	262.5	Indefinite

Of the $352.6 of foreign net operating loss carryforwards, $148.9 have indefinite carryforward periods.
The valuation allowance as of 30 September 2019 of $92.1 primarily related to $42.8 of foreign credits and loss carryforwards as well as $44.6 related to foreign capital losses that were generated from the loss recorded on the exit from the EfW business in 2016. If events warrant the reversal of the valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax assets, net of existing valuation allowance, as of 30 September 2019.
As a result of the Tax Act, we recorded $373.2 of federal income tax from the deemed repatriation tax on approximately $5.8 billion of previously undistributed earnings from our foreign subsidiaries and corporate joint ventures. These earnings are now eligible to be repatriated to the U.S. with reduced U.S. tax impacts. However, such earnings may be subject to foreign withholding and other taxes. We record foreign and U.S. income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $4.2 billion as of 30 September 2019. An estimated $359.6 in additional foreign withholding and other income taxes would be due if these earnings were remitted as dividends.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	2019	2018	2017
Balance at beginning of year	$233.6	$146.4	$90.2
Additions for tax positions of the current year	7.8	26.4	47.5
Additions for tax positions of prior years	14.2	119.2	16.1
Reductions for tax positions of prior years	(14.7)	(41.3)	(4.0)
Settlements	(1.5)	(14.2)	(2.0)
Statute of limitations expiration	(3.9)	(2.6)	(3.2)
Foreign currency translation	(3.8)	(.3)	1.8
Balance at End of Year	$231.7	$233.6	$146.4

As of 30 September 2019 and 2018, we had $231.7 and $233.6 of unrecognized tax benefits, excluding interest and penalties, respectively, of which $75.0 and $88.6, respectively, would impact the effective tax rate from continuing operations if recognized.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $12.0, ($2.4), and $3.7 in fiscal years 2019, 2018, and 2017, respectively. Our accrued balance for interest and penalties was $19.5 and $8.4 as of 30 September 2019 and 2018, respectively.
In fiscal year 2018, $119.2 in additions for tax positions of prior years related primarily to uncertain state tax filing positions taken related to the sale of PMD. Additions for tax positions of the current year in fiscal year 2018 of $26.4 included uncertain tax positions related to the restructuring of foreign subsidiaries and reserves for ongoing transfer pricing uncertainties.

In fiscal year 2018, we received a final audit settlement agreement that resolved uncertainties related to unrecognized tax benefits of $43.1, including interest. This settlement primarily related to tax positions taken in conjunction with the disposition of our Homecare business in 2012. As a result, we recorded an income tax benefit of $25.6, including interest, in income from discontinued operations during 2018. The settlement also resulted in an income tax benefit of approximately $9.1, including interest, in continuing operations for the release of tax reserves on other matters. The reduction in prior year positions and settlement payments also reflect the settlement of U.S. federal tax audits for 2012 through 2014 reported in the first quarter of the year.
We are currently under examination in a number of tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made as of the date of this report.
We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States – Federal	2016	-	2019
United States – State	2010	-	2019
Canada	2015	-	2019
Europe
France	2016	-	2019
Germany	2013	-	2019
Netherlands	2018	-	2019
Spain	2015	-	2019
United Kingdom	2015	-	2019
Asia
China	2014	-	2019
South Korea	2010	-	2019
Taiwan	2014	-	2019
Latin America
Chile	2016	-	2019

24. SUPPLEMENTAL INFORMATION

Other Receivables and Current Assets 30 September	2019	2018
Contract assets	$64.3	$—
Contract fulfillment costs	64.5	—
Derivative instruments	142.5	61.1
Current capital lease receivables	90.9	92.1
Contracts in progress, less progress billings	—	77.5
Other	115.5	142.6
Other receivables and current assets	$477.7	$373.3

Other Noncurrent Assets 30 September	2019	2018
Derivative instruments	$81.7	$85.0
Noncurrent customer receivable	118.0	92.4
Prepaid tax	17.0	13.2
Deferred tax assets	115.2	121.4
Pension benefits	28.7	131.7
Other	243.5	210.8
Other noncurrent assets	$604.1	$654.5

Payables and Accrued Liabilities 30 September	2019	2018
Trade creditors	$519.3	$594.6
Payables associated with Lu'An	8.9	330.0
Contract liabilities	247.4	156.6
Accrued payroll and employee benefits	186.1	201.4
Pension and postretirement benefits	26.0	34.1
Dividends payable	255.7	241.5
Derivative instruments	91.2	54.2
Obligation for future contribution to an equity affiliate	94.4	—
Other	206.7	205.4
Payables and accrued liabilities	$1,635.7	$1,817.8

Other Noncurrent Liabilities 30 September	2019	2018
Pension benefits	$651.2	$417.2
Postretirement benefits	36.0	47.0
Noncurrent customer liability	118.0	92.4
Long-term accrued income taxes related to U.S. tax reform	215.4	184.4
Contingencies related to uncertain tax positions	123.3	113.2
Contract liabilities	49.2	58.2
Environmental liabilities	59.1	64.6
Derivative instruments	21.2	39.9
Asset retirement obligations	201.9	189.5
Obligation for future contribution to an equity affiliate	—	94.4
Obligations associated with EfW	57.8	63.3
Other	179.3	172.8
Other noncurrent liabilities	$1,712.4	$1,536.9

Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge is reflected as “Facility closure” on our consolidated income statements for the fiscal year ended 30 September 2019 and has not been recorded in segment results. Annual sales and operating income associated with this customer prior to the facility closure were not material to the Industrial Gases – Asia segment. We do not expect to recognize additional charges related to this shutdown.
Sales to and Other Income From Related Parties
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $410, $360, and $600 in fiscal years 2019, 2018, and 2017, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

25. SUMMARY BY QUARTER (UNAUDITED)
The table below provides unaudited selected financial data and weighted average share information for each quarter of fiscal year 2019:

2019	Q1		Q2	Q3		Q4	Total
Sales	$2,224.0		$2,187.7	$2,224.0		$2,283.2	$8,918.9
Gross profit	651.0	(A)	713.0	758.0		792.4	2,914.4	(A)
Cost reduction actions (See Note 6)	—		—	25.5		—	25.5
Gain on exchange of equity affiliate investments (See Note 7)	—		—	29.1		—	29.1
Operating income	455.0		516.5	569.7		603.2	2,144.4
Equity affiliates' income	52.9		46.2	56.4		59.9	215.4
Pension settlement loss (See Note 17)	—		5.0	—		—	5.0
Income tax provision	132.1	(B)	107.5	109.3	(B)	131.2	480.1	(B)
Income from continuing operations	357.0		433.5	500.2		518.7	1,809.4
Income from discontinued operations, net of tax	—		—	—		—	—
Net income	357.0		433.5	500.2		518.7	1,809.4
Net Income Attributable to Air Products
Net income from continuing operations	$347.5		$421.3	$488.0		$503.2	$1,760.0
Net income from discontinued operations	—		—	—		—	—
Net Income Attributable to Air Products	$347.5		$421.3	$488.0		$503.2	$1,760.0
Basic Earnings Per Common Share Attributable to Air Products
Basic earnings per share from continuing operations	$1.58		$1.91	$2.21		$2.28	$7.99
Basic earnings per share from discontinued operations	—		—	—		—	—
Basic Earnings Per Common Share Attributable to Air Products	$1.58		$1.91	$2.21		$2.28	$7.99
Diluted Earnings Per Common Share Attributable to Air Products
Diluted earnings per share from continuing operations	$1.57		$1.90	$2.20		$2.27	$7.94
Diluted earnings per share from discontinued operations	—		—	—		—	—
Diluted Earnings Per Common Share Attributable to Air Products	$1.57		$1.90	$2.20		$2.27	$7.94
Weighted Average Common Shares (in millions)
Basic	219.9		220.2	220.6		220.7	220.3
Diluted	221.0		221.4	221.9		222.1	221.6
Dividend Information
Dividends declared per common share	$1.10		$1.16	$1.16		$1.16	$4.58

The table below provides unaudited selected financial data and weighted average share information for each quarter of fiscal year 2018:

2018	Q1		Q2		Q3	Q4		Total
Sales	$2,216.6		$2,155.7		$2,259.0	$2,298.9		$8,930.2
Gross profit	644.8		649.2		713.6	733.1	(C)	2,740.7	(C)
Operating income	460.7		455.4		515.8	533.7		1,965.6
Equity affiliates' income	13.8		43.7		58.1	59.2		174.8
Pension settlement loss (See Note 17)	—		—		—	43.7		43.7
Income tax provision	291.8	(B)	56.2	(D)	107.1	69.2	(B)(D)	524.3	(B)(D)
Income from continuing operations	162.7		423.6		444.7	459.7		1,490.7
Income from discontinued operations, net of tax (See Note 4)	(1.0)		—		43.2	—		42.2
Net income	161.7		423.6		487.9	459.7		1,532.9
Net Income Attributable to Air Products
Net income from continuing operations	$155.6		$416.4		$430.7	$452.9		$1,455.6
Net income from discontinued operations	(1.0)		—		43.2	—		42.2
Net Income Attributable to Air Products	$154.6		$416.4		$473.9	$452.9		$1,497.8
Basic Earnings Per Common Share Attributable to Air Products
Basic earnings per share from continuing operations	$.71		$1.90		$1.96	$2.06		$6.64
Basic earnings per share from discontinued operations	—		—		.20	—		.19
Basic Earnings Per Common Share Attributable to Air Products	$.71		$1.90		$2.16	$2.06		$6.83
Diluted Earnings Per Common Share Attributable to Air Products
Diluted earnings per share from continuing operations	$.70		$1.89		$1.95	$2.05		$6.59
Diluted earnings per share from discontinued operations	—		—		.20	—		.19
Diluted Earnings Per Common Share Attributable to Air Products	$.70		$1.89		$2.15	$2.05		$6.78
Weighted Average Common Shares (in millions)
Basic	218.9		219.4		219.5	219.6		219.3
Diluted	220.4		220.8		220.9	220.9		220.8
Dividend Information
Dividends declared per common share	$.95		$1.10		$1.10	$1.10		$4.25

(A)	Includes the impact of a facility closure charge of $29.0 resulting from the government enforced shutdown of a customer. Refer to Note 24, Supplemental Information, for additional information.

(B)
Our income tax provision for fiscal years 2019 and 2018 reflects impacts from the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Refer to Note 23, Income Taxes, for additional information. Fiscal year 2019 includes a discrete net income tax expense of $43.8, primarily recorded in the first quarter to finalize our estimates of the impacts of the Tax Act. Fiscal year 2018 includes a discrete net income tax expense of $180.6, primarily recorded in the first quarter for our initial estimates of the impacts of the Tax Act.

(C)
Includes the impact of a benefit of $24.1 for the change in inventory valuation method for our United States industrial gas inventories. Refer to Note 1, Major Accounting Policies, for additional information.

(D)	Includes an income tax benefit of $35.7, net of reserves for uncertain tax positions, resulting from the restructuring of several foreign subsidiaries, primarily during the second quarter.

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
Our reporting segments are:

•	Industrial Gases – Americas;

•	Industrial Gases – EMEA (Europe, Middle East, and Africa);

•	Industrial Gases – Asia;

•	Industrial Gases – Global; and

•	Corporate and other
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
Corporate and other also includes income and expense that is not directly associated with the other segments, including foreign exchange gains and losses.

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
Business Segment

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
2019
Sales	$3,873.5	$2,002.5	$2,663.6	$261.0	$118.3	$8,918.9	(A)
Operating income (loss)	997.7	472.4	864.2	(11.7)	(152.8)	2,169.8	(B)
Depreciation and amortization	505.2	189.5	361.5	8.6	18.0	1,082.8
Equity affiliates' income	84.8	69.0	58.4	3.2	—	215.4	(B)
Expenditures for long-lived assets	545.8	216.3	1,105.5	33.8	88.3	1,989.7
Investments in net assets of and advances to equity affiliates	301.6	493.4	445.5	35.7	—	1,276.2
Total assets	5,832.2	3,250.8	6,240.6	325.7	3,293.5	18,942.8
2018
Sales	$3,758.8	$2,193.3	$2,458.0	$436.1	$84.0	$8,930.2	(A)
Operating income (loss)	927.9	445.8	689.9	53.9	(176.0)	1,941.5	(B)
Depreciation and amortization	485.3	198.6	265.8	8.1	12.9	970.7
Equity affiliates' income	82.0	61.1	58.3	1.9	—	203.3	(B)
Expenditures for long-lived assets	546.5	163.1	791.9	17.3	49.6	1,568.4
Investments in net assets of and advances to equity affiliates	312.1	503.3	445.6	16.2	—	1,277.2
Total assets	5,904.0	3,280.4	5,899.5	240.1	3,854.3	19,178.3
2017
Sales	$3,637.0	$1,780.4	$1,964.7	$722.9	$82.6	$8,187.6	(A)
Operating income (loss)	946.1	395.5	532.6	71.1	(171.5)	1,773.8	(B)
Depreciation and amortization	464.4	177.1	203.2	8.9	12.2	865.8
Equity affiliates' income	58.1	47.1	53.5	.9	—	159.6	(B)
Expenditures for long-lived assets	427.2	143.2	337.8	25.6	105.9	1,039.7

(A)
The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. Intersegment sales are generally transacted at market pricing. We generally do not have intersegment sales from our regional industrial gases businesses. Equipment manufactured for our regional industrial gases segments are generally transferred at cost and are not reflected as an intersegment sale.

(B)	Refer to the Reconciliations to Consolidated Results section below.

Reconciliations to Consolidated Results
The table below reconciles total operating income in the table above to consolidated operating income as reflected on our consolidated income statements:

Operating Income	2019	2018	2017
Total	$2,169.8	$1,941.5	$1,773.8
Change in inventory valuation method	—	24.1	—
Facility closure	(29.0)	—	—
Business separation costs	—	—	(32.5)
Cost reduction and asset actions	(25.5)	—	(151.4)
Goodwill and intangible asset impairment charge	—	—	(162.1)
Gain on exchange of equity affiliate investments	29.1	—	—
Gain on land sale	—	—	12.2
Consolidated Operating Income	$2,144.4	$1,965.6	$1,440.0

The table below reconciles total equity affiliates' income in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

Equity Affiliates' Income	2019	2018	2017
Total	$215.4	$203.3	$159.6
Equity method investment impairment charge	—	—	(79.5)
Tax reform repatriation - equity method investment	—	(28.5)	—
Consolidated Equity Affiliates' Income	$215.4	$174.8	$80.1

Geographic Information

Sales to External Customers	2019	2018	2017
United States	$3,351.8	$3,149.6	$2,886.8
Europe, including Middle East	2,090.3	2,292.5	2,478.5
Asia, excluding China and India	953.1	904.0	849.6
China	1,730.2	1,585.7	1,143.4
Other(A)	793.5	998.4	829.3
Total	$8,918.9	$8,930.2	$8,187.6
Long-Lived Assets(B)	2019	2018	2017
United States	$3,721.3	$3,512.7	$3,407.4
Europe, including Middle East	1,278.9	1,283.3	1,279.0
Asia, excluding China and India	933.8	899.8	778.5
China	3,302.6	3,066.6	1,737.9
Other(A)	1,101.0	1,161.3	1,237.4
Total	$10,337.6	$9,923.7	$8,440.2

(A)	Includes Canada, Latin America, and India.

(B)	Long-lived assets include plant and equipment, net.
Geographic information is based on country of origin. Included in United States revenues are export sales to third‑party customers of $41.3, $33.1, and $64.2 in fiscal years 2019, 2018, and 2017, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 30 September 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 September 2019, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has evaluated the effectiveness of its internal control over financial reporting as of 30 September 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of 30 September 2019, the Company’s internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is provided under Part II, Item 8, of this Form 10-K.
There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of 30 September 2019. The Report of the Independent Registered Public Accounting Firm is provided under Part II, Item 8, of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to the Company’s directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020. The information required by this item relating to the Company’s executive officers is set forth in Item 1 of Part I of this report.
The information required by this item relating to the Company’s Audit and Finance Committee and its Audit and Finance Committee Financial Expert is incorporated herein by reference to the sections captioned “Standing Committees Of The Board” and “Audit and Finance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.
The information required by this item relating to the Company’s procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “Selection of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.
The information required by the item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.
The Company has adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our website at www.airproducts.com/codeofconduct.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information
The following table provides information as of 30 September 2019 about Company stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of the Board under the Company’s existing equity compensation plans, including plans approved by shareholders and plans that have not been approved by shareholders in reliance on the NYSE’s former treasury stock exception or other applicable exception to the Exchange’s listing requirements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,567,962	(1)	$93.75	4,581,960	(2)
Equity compensation plans not approved by security holders	54,304	(3)	—	—
Total	2,622,266		$93.75	4,581,960

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

(2)
Represents authorized shares that were available for future grants as of 30 September 2019. These shares may be used for options, deferred stock units, restricted stock, and other stock-based awards to officers, directors, and key employees. Full value awards such as restricted stock are limited to 20% of cumulative awards after 1 October 2001.

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
Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the sections captioned “Persons Owning More than 5% of Air Products Stock as of September 30, 2019” and “Air Products Stock Beneficially Owned by Officers and Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the sections captioned “Director Independence” and “Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 23 January 2020.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents below are filed as a part of this report:

(1)	Financial Statements. The following is a list of the Consolidated Financial Statements of Air Products and Chemicals, Inc. and its subsidiaries included in Item 8 of Part II of this report:

	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	51
	Report of KPMG LLP, Independent Registered Public Accounting Firm	53
	Consolidated Income Statements – Years Ended 30 September 2019, 2018, and 2017	54
	Consolidated Comprehensive Income Statements – Years Ended 30 September 2019, 2018, and 2017	55
	Consolidated Balance Sheets – 30 September 2019 and 2018	56
	Consolidated Statements of Cash Flows – Years Ended 30 September 2019, 2018, and 2017	57
	Consolidated Statements of Equity – Years Ended 30 September 2019, 2018, and 2017	58

(2)
Financial Statement Schedules. The financial statement schedule below is filed as a part of this report as required by Form 10-K. All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

	Schedule II Valuation and Qualifying Accounts for the three fiscal years ended 30 September 2019	128

(3)	Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits located on page 122 of this report.
ITEM 16.    FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

(3)	Articles of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 1987.)*

3.2
Amendment to the Restated Certificate of Incorporation of the Company dated 25 January 1996. (Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 1996.)*

3.3	Amendment to the Restated Certificate of Incorporation of the Company dated 28 January 2014. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 30 June 2014.)*

3.4	Amended and Restated Bylaws of the Company. (Filed as Exhibit 3.1 to the Company’s Form 8-K Report dated 21 November 2014.)*

(4)
Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.

4.1
Indenture, dated as of January 18, 1985, between the Company and The Chase Manhattan Bank (National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement File No. 33-36974.)*

4.2
Indenture, dated as of January 10, 1995, between the Company and The Bank of New York Trust Company, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank Company, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed January 19, 1995, File No. 33-57357.)*

4.3
Description of 2.000% Euro Notes due 2020 (incorporated by reference to the description included in the Company’s prospectus filed under Rule 424(b)(5) under the Securities Act of 1933 on August 5, 2013, appearing under the headings “Description of Notes” in the prospectus supplement dated July 31, 2013 and “Description of Securities” in the base prospectus dated November 22, 2011, which form a part of the Company’s Registration Statement on Form S-3 (File No. 333-178120)).*

4.4
Description of 0.375% Euro Notes due 2021(incorporated by reference to the description included in the Company’s prospectus filed under Rule 424(b)(5) under the Securities Act of 1933 on May 25, 2016, appearing under the headings “Description of Notes” in the prospectus supplement dated May 24, 2016 and “Description of Securities” in the base prospectus dated November 24, 2014, which form a part of the Company’s Registration Statement on Form S-3 (File No. 333-200537)).*

4.5
Description of 1.000% Euro Notes due 2025 (incorporated by reference to the description included in the Company’s prospectus filed under Rule 424(b)(5) under the Securities Act of 1933 on February 4, 2015, appearing under the headings “Description of Notes” in the prospectus supplement dated February 3, 2015 and “Description of Securities” in the base prospectus dated November 24, 2014, which form a part of the Company’s Registration Statement on Form S-3 (File No. 333-200537)).*

(10)	Material Contracts

10.1
1990 Deferred Stock Plan of the Company, as amended and restated effective 1 October 1989. (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 1989.)*†

Exhibit No.	Description
10.2	Annual Incentive Plan as Amended and Restated effective 1 October 2008. (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2009.)*†

10.3	Stock Incentive Program of the Company effective 1 October 1996. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2002.)*†

10.4
Amended and Restated Deferred Compensation Program for Directors, effective 25 January 2017. (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

10.5	Amended and Restated Long-Term Incentive Plan of the Company effective 1 October 2014. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 23 September 2014.)*†

10.5(a)
Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2018 awards. (Filed as Exhibit 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.5(b)
Form of Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2019 awards. (Filed as Exhibit 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.5(c)
Restricted Stock Unit Retention Award Agreement dated 3 December 2018 under the Long-Term Incentive Plan of the Company. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.6
Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 November 2017 with provisions effective 1 January 2018. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.6(a)
Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 November 2017 with provisions effective 1 January 2018. (Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2018). *†

10.6(b)
Amendment No. 2 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2019. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.6(c)
Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2019. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.6(d)	Amendment No. 4 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 August 2019.†

10.6(e)	Amendment No. 5 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 August 2019.†

10.7
Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective August 1, 2014. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2014.)*†

10.7(a)
Amendment No. 1 dated as of 30 September 2015 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2015.)*†

Exhibit No.	Description

10.7(b)
Amendment No. 2 dated as of 30 September 2016 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for fiscal year ended 30 September 2016.)*†

10.7(c)
Amendment No. 3 dated as of 26 July 2017 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2017.(Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

10.8	Deferred Compensation Plan as Amended and Restated effective 1 January 2018. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.9	Revolving Credit Facility dated as of 31 March 2017 for $2,500,000,000. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2017.)*

10.9(a)
Amendment and Appointment of Successor Administrative Agent dated 28 September 2018 to the Revolving Credit Agreement dated 31 March 2017. (Filed as Exhibit 10.9(a) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2018.) *

10.10
Air Products and Chemicals, Inc. Executive Separation Program as amended effective as of 20 July 2018. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2018.)*†

10.11	Form of Change in Control Severance Agreement for an Executive Officer. (filed as Exhibit 10.2 of the Company's Current Report on Form 8-K dated 23 September 2014.)*†

10.12	Compensation Program for Non-Employee Directors effective 1 July 2017. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2017.)*†

10.13
Air Products and Chemicals, Inc. Corporate Executive Committee Retention Agreements effective as of 10 January 2014. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated 15 January 2014.)*†

10.14
Amended and Restated Employment Agreement dated 14 November 2017, between the Company and Seifollah Ghasemi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed 14 November 2017.)*†

10.16
Senior Management Severance and Summary Plan Description effective as of 1 October 2017. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

16	Letter re change in certifying accountant

16.1	Letter from KPMG LLP (Filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated 26 July 2018).*

21	Subsidiaries of the registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

Exhibit No.	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

(99)	Additional Financial Exhibits

99.1	Description of Common Stock (Filed as Exhibit 99.1 to the Company’s Form 10-K Report for the fiscal year ended 30 September 2014.)*

(101)	Interactive Data Files

101.INS	Inline XBRL Instance Document. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 001-04534 unless otherwise indicated.

†	Indicated management contract or compensatory arrangement.

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

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ M. Scott Crocco
M. Scott Crocco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	26 November 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Seifi Ghasemi	26 November 2019
(Seifi Ghasemi) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Russell A. Flugel	26 November 2019
(Russell A. Flugel) Senior Vice President, Corporate Controller, and Principal Accounting Officer

*	26 November 2019
(Susan K. Carter) Director

*	26 November 2019
(Charles I. Cogut) Director

*	26 November 2019
(Chad C. Deaton) Director

*	26 November 2019
(David H. Y. Ho) Director

*	26 November 2019
(Margaret G. McGlynn) Director

Signature and Title	Date
*	26 November 2019
(Edward L. Monser) Director

*	26 November 2019
(Matthew H. Paull) Director

*
Sean D. Major, Executive Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Sean D. Major
Sean D. Major
Executive Vice President, General Counsel and Secretary

Date:	26 November 2019

AIR PRODUCTS AND CHEMICALS, INC. AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended 30 September 2019, 2018, and 2017

	Balance at Beginning of Period	Additions Charged to Expense	Additions Charged to Other Accounts	Other Changes(A)	Balance at End of Period
Year Ended 30 September 2019
Allowance for doubtful accounts	$91	$12	$37	($52)	$88
Allowance for deferred tax assets	105	5	2	(20)	92

Year Ended 30 September 2018
Allowance for doubtful accounts	$94	$17	$7	($27)	$91
Allowance for deferred tax assets	108	3	4	(10)	105

Year Ended 30 September 2017
Allowance for doubtful accounts	$55	$7	$39	($7)	$94
Allowance for deferred tax assets(B)	165	6	7	(70)	108

(A)
Other changes related to allowance for doubtful accounts primarily includes write-offs of uncollectible trade receivables, net of recoveries. Other Changes also includes the impact of foreign currency translation adjustments.

(B)
The decrease in the valuation allowance was primarily due to the utilization of federal and state loss carryforwards as a result of recognizing the gain on the sale of our PMD business. This benefit was recorded in discontinued operations. See Note 4, Discontinued Operations, for additional information.