Form 10-Q
period 2020-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2020-07-23
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2020
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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	APD	New York Stock Exchange
2.000% Euro Notes due 2020	APD20	New York Stock Exchange
0.375% Euro Notes due 2021	APD21B	New York Stock Exchange
1.000% Euro Notes due 2025	APD25	New York Stock Exchange
0.500% Euro Notes due 2028	APD28	New York Stock Exchange
0.800% Euro Notes due 2032	APD32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $1 par value per share, outstanding at 30 June 2020 was 220,894,376.

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding plans, projects, strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:
•the duration and impacts of the novel coronavirus (“COVID-19”) global pandemic and efforts to contain its transmission, including the effect of these factors on our business, our customers, economic conditions and markets generally;
•changes in global or regional economic conditions, supply and demand dynamics in the market segments we serve, or in the financial markets that may affect the availability and terms on which we may obtain financing;
•risks associated with having extensive international operations, including political risks, risks associated with unanticipated government actions and risks of investing in developing markets;
•project delays, contract terminations, customer cancellations, or postponement of projects and sales;
•our ability to develop and operate large scale and technically complex projects, including gasification projects;
•the future financial and operating performance of major customers and joint venture partners;
•our ability to develop, implement, and operate new technologies;
•our ability to execute the projects in our backlog;
•tariffs, economic sanctions and regulatory activities in jurisdictions in which we and our affiliates and joint ventures operate;
•the impact of environmental, tax or other legislation, as well as regulations affecting our business and related compliance requirements, including legislation or regulations related to global climate change;
•changes in tax rates and other changes in tax law;
•the timing, impact, and other uncertainties relating to acquisitions and divestitures, including our ability to integrate acquisitions and separate divested businesses, respectively;
•risks relating to cybersecurity incidents, including risks from the interruption, failure or compromise of our information systems;
•catastrophic events, such as natural disasters, public health crises, acts of war, or terrorism;
•the impact on our business and customers of price fluctuations in oil and natural gas and disruptions in markets and the economy due to oil and natural gas price volatility;
•costs and outcomes of legal or regulatory proceedings and investigations;
•asset impairments due to economic conditions or specific events;

FORWARD-LOOKING STATEMENTS (CONTINUED)
•significant fluctuations in interest rates and foreign currency exchange rates from those currently anticipated;
•damage to facilities, pipelines or delivery systems, including those we own or operate for third parties;
•availability and cost of raw materials; and
•the success of productivity and operational improvement programs.
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the year ended 30 September 2019 and in Part II, Item 1A, Risk Factors, of this report. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of dollars, except for share and per share data)	2020	2019	2020	2019
Sales	$2,065.2	$2,224.0	$6,536.2	$6,635.7
Cost of sales	1,344.9	1,466.0	4,291.6	4,484.7
Facility closure	—	—	—	29.0
Selling and administrative	176.9	188.5	580.3	568.1
Research and development	19.9	18.1	56.8	50.0
Cost reduction actions	—	25.5	—	25.5
Gain on exchange of equity affiliate investments	—	29.1	—	29.1
Company headquarters relocation income (expense)	—	—	33.8	—
Other income (expense), net	15.7	14.7	36.1	33.7
Operating Income	539.2	569.7	1,677.4	1,541.2
Equity affiliates' income	51.2	56.4	197.6	155.5
Interest expense	32.1	34.2	70.1	106.9
Other non-operating income (expense), net	8.1	17.6	24.3	49.8
Income From Continuing Operations Before Taxes	566.4	609.5	1,829.2	1,639.6
Income tax provision	109.3	109.3	378.5	348.9
Income From Continuing Operations	457.1	500.2	1,450.7	1,290.7
Loss from discontinued operations, net of tax	—	—	(14.3)	—
Net Income	457.1	500.2	1,436.4	1,290.7
Net income attributable to noncontrolling interests of continuing operations	10.6	12.2	36.5	33.9
Net Income Attributable to Air Products	$446.5	$488.0	$1,399.9	$1,256.8

Net Income Attributable to Air Products
Net income from continuing operations	$446.5	$488.0	$1,414.2	$1,256.8
Net loss from discontinued operations	—	—	(14.3)	—
Net Income Attributable to Air Products	$446.5	$488.0	$1,399.9	$1,256.8

Basic Earnings Per Common Share Attributable to Air Products*
Basic earnings per share from continuing operations	$2.02	$2.21	$6.40	$5.71
Basic earnings per share from discontinued operations	—	—	(0.06)	—
Basic Earnings Per Common Share Attributable to Air Products	$2.02	$2.21	$6.33	$5.71
Diluted Earnings Per Common Share Attributable to Air Products*
Diluted earnings per share from continuing operations	$2.01	$2.20	$6.36	$5.68
Diluted earnings per share from discontinued operations	—	—	(0.06)	—
Diluted Earnings Per Common Share Attributable to Air Products	$2.01	$2.20	$6.30	$5.68

Weighted Average Common Shares – Basic (in millions)	221.2	220.6	221.1	220.2
Weighted Average Common Shares – Diluted (in millions)	222.4	221.9	222.3	221.4
The accompanying notes are an integral part of these statements.

*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of dollars)	2020	2019
Net Income	$457.1	$500.2
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($10.2) and ($3.3)	106.9	(48.8)
Net gain (loss) on derivatives, net of tax of $8.1 and $4.5	23.4	7.5
Reclassification adjustments:
Currency translation adjustment	—	(2.6)
Derivatives, net of tax of ($7.3) and ($3.5)	(23.2)	(13.1)
Pension and postretirement benefits, net of tax of $6.4 and $4.8	19.8	14.8
Total Other Comprehensive Income (Loss)	126.9	(42.2)
Comprehensive Income	584.0	458.0
Net Income Attributable to Noncontrolling Interests	10.6	12.2
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1.8	(5.6)
Comprehensive Income Attributable to Air Products	$571.6	$451.4

	Nine Months Ended
	30 June
(Millions of dollars)	2020	2019
Net Income	$1,436.4	$1,290.7
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($9.7) and $9.6	(27.3)	(65.6)
Net gain (loss) on derivatives, net of tax of $16.7 and ($4.9)	18.1	(38.2)
Pension and postretirement benefits, net of tax of $— and ($0.8)	—	(3.9)
Reclassification adjustments:
Currency translation adjustment	—	(2.6)
Derivatives, net of tax of ($13.1) and $7.2	(43.8)	20.7
Pension and postretirement benefits, net of tax of $19.4 and $15.8	60.7	48.7
Total Other Comprehensive Income (Loss)	7.7	(40.9)
Comprehensive Income	1,444.1	1,249.8
Net Income Attributable to Noncontrolling Interests	36.5	33.9
Other Comprehensive Loss Attributable to Noncontrolling Interests	(14.8)	(1.4)
Comprehensive Income Attributable to Air Products	$1,422.4	$1,217.3
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of dollars, except for share and per share data)	2020	2019
Assets
Current Assets
Cash and cash items	$3,921.4	$2,248.7
Short-term investments	2,515.7	166.0
Trade receivables, net	1,409.7	1,260.2
Inventories	410.9	388.3
Prepaid expenses	185.9	77.4
Other receivables and current assets	562.9	477.7
Total Current Assets	9,006.5	4,618.3
Investment in net assets of and advances to equity affiliates	1,346.1	1,276.2
Plant and equipment, at cost	24,198.0	22,333.7
Less: accumulated depreciation	12,729.1	11,996.1
Plant and equipment, net	11,468.9	10,337.6
Goodwill, net	799.3	797.1
Intangible assets, net	380.9	419.5
Noncurrent lease receivables	820.6	890.0
Other noncurrent assets	959.8	604.1
Total Noncurrent Assets	15,775.6	14,324.5
Total Assets	$24,782.1	$18,942.8
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,668.5	$1,635.7
Accrued income taxes	83.6	86.6
Short-term borrowings	14.3	58.2
Current portion of long-term debt	824.6	40.4
Total Current Liabilities	2,591.0	1,820.9
Long-term debt	7,073.2	2,907.3
Long-term debt – related party	285.6	320.1
Other noncurrent liabilities	1,866.9	1,712.4
Deferred income taxes	942.0	793.8
Total Noncurrent Liabilities	10,167.7	5,733.6
Total Liabilities	12,758.7	7,554.5
Commitments and Contingencies - See Note 14
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2020 and 2019 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,084.8	1,070.9
Retained earnings	14,686.6	14,138.4
Accumulated other comprehensive loss	(2,353.1)	(2,375.6)
Treasury stock, at cost (2020 - 28,561,208 shares; 2019 - 29,040,322 shares)	(2,008.4)	(2,029.5)
Total Air Products Shareholders’ Equity	11,659.3	11,053.6
Noncontrolling Interests	364.1	334.7
Total Equity	12,023.4	11,388.3
Total Liabilities and Equity	$24,782.1	$18,942.8
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of dollars)	2020	2019
Operating Activities
Net income	$1,436.4	$1,290.7
Less: Net income attributable to noncontrolling interests of continuing operations	36.5	33.9
Net income attributable to Air Products	1,399.9	1,256.8
Loss from discontinued operations	14.3	—
Income from continuing operations attributable to Air Products	1,414.2	1,256.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	874.5	789.2
Deferred income taxes	160.0	37.8
Tax reform repatriation	—	49.4
Facility closure	—	29.0
Undistributed (earnings) losses of unconsolidated affiliates	(111.0)	(56.9)
Gain on sale of assets and investments	(36.9)	(17.5)
Share-based compensation	39.4	31.0
Noncurrent lease receivables	69.1	71.7
Other adjustments	107.6	(0.7)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(106.2)	(139.5)
Inventories	(25.3)	(13.5)
Other receivables	(23.2)	70.6
Payables and accrued liabilities	(184.7)	(94.8)
Other working capital	(164.3)	(9.2)
Cash Provided by Operating Activities	2,013.2	2,003.4
Investing Activities
Additions to plant and equipment, including long-term deposits	(2,045.2)	(1,507.6)
Acquisitions, less cash acquired	—	(107.0)
Investment in and advances to unconsolidated affiliates	(24.4)	(15.7)
Proceeds from sale of assets and investments	74.3	8.8
Purchases of investments	(2,515.5)	(5.3)
Proceeds from investments	177.0	190.5
Other investing activities	2.9	0.8
Cash Used for Investing Activities	(4,330.9)	(1,435.5)
Financing Activities
Long-term debt proceeds	4,895.7	—
Payments on long-term debt	(3.4)	(5.4)
Net decrease in commercial paper and short-term borrowings	(48.0)	37.7
Dividends paid to shareholders	(807.6)	(738.4)
Proceeds from stock option exercises	23.2	63.3
Other financing activities	(54.4)	(18.0)
Cash Provided by (Used for) Financing Activities	4,005.5	(660.8)
Effect of Exchange Rate Changes on Cash	(15.1)	(1.6)
Increase (Decrease) in Cash and Cash Items	1,672.7	(94.5)
Cash and Cash items – Beginning of Year	2,248.7	2,791.3
Cash and Cash Items – End of Period	$3,921.4	$2,696.8
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended
	30 June 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
Net income	—	—	1,399.9	—	—	1,399.9	36.5	1,436.4
Other comprehensive income (loss)	—	—	—	22.5	—	22.5	(14.8)	7.7
Dividends on common stock (per share $3.84)	—	—	(847.9)	—	—	(847.9)	—	(847.9)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4.5)	(4.5)
Share-based compensation	—	34.5	—	—	—	34.5	—	34.5
Issuance of treasury shares for stock option and award plans	—	(16.1)	—	—	21.1	5.0	—	5.0
Investments by noncontrolling interests	—	—	—	—	—	—	11.9	11.9
Other equity transactions	—	(4.5)	(3.8)	—	—	(8.3)	0.3	(8.0)
Balance at 30 June 2020	$249.4	$1,084.8	$14,686.6	($2,353.1)	($2,008.4)	$11,659.3	$364.1	$12,023.4

	Nine Months Ended
	30 June 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2018	$249.4	$1,029.3	$13,409.9	($1,741.9)	($2,089.2)	$10,857.5	$318.8	$11,176.3
Net income	—	—	1,256.8	—	—	1,256.8	33.9	1,290.7
Other comprehensive income (loss)	—	—	—	(39.5)	—	(39.5)	(1.4)	(40.9)
Dividends on common stock (per share $3.42)	—	—	(752.6)	—	—	(752.6)	—	(752.6)
Dividends to noncontrolling interests	—	—	—	—	—	—	(10.0)	(10.0)
Share-based compensation	—	30.5	—	—	—	30.5	—	30.5
Issuance of treasury shares for stock option and award plans	—	1.5	—	—	55.5	57.0	—	57.0
Cumulative change in accounting principle	—	—	(17.1)	—	—	(17.1)	—	(17.1)
Other equity transactions	—	(1.4)	(5.1)	—	—	(6.5)	(0.8)	(7.3)
Balance at 30 June 2019	$249.4	$1,059.9	$13,891.9	($1,781.4)	($2,033.7)	$11,386.1	$340.5	$11,726.6
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended
	30 June 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2020	$249.4	$1,074.6	$14,537.2	($2,478.2)	($2,011.1)	$11,371.9	$351.8	$11,723.7
Net income	—	—	446.5	—	—	446.5	10.6	457.1
Other comprehensive income (loss)	—	—	—	125.1	—	125.1	1.8	126.9
Dividends on common stock (per share $1.34)	—	—	(296.0)	—	—	(296.0)	—	(296.0)
Dividends to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	9.9	—	—	—	9.9	—	9.9
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	2.7	2.8	—	2.8
Other equity transactions	—	0.2	(1.1)	—	—	(0.9)	—	(0.9)
Balance at 30 June 2020	$249.4	$1,084.8	$14,686.6	($2,353.1)	($2,008.4)	$11,659.3	$364.1	$12,023.4

	Three Months Ended
	30 June 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2019	$249.4	$1,047.7	$13,662.0	($1,744.8)	($2,048.6)	$11,165.7	$337.7	$11,503.4
Net income	—	—	488.0	—	—	488.0	12.2	500.2
Other comprehensive income (loss)	—	—	—	(36.6)	—	(36.6)	(5.6)	(42.2)
Dividends on common stock (per share $1.16)	—	—	(255.1)	—	—	(255.1)	—	(255.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Share-based compensation	—	9.8	—	—	—	9.8	—	9.8
Issuance of treasury shares for stock option and award plans	—	2.4	—	—	14.9	17.3	—	17.3
Other equity transactions	—	—	(3.0)	—	—	(3.0)	(0.8)	(3.8)
Balance at 30 June 2019	$249.4	$1,059.9	$13,891.9	($1,781.4)	($2,033.7)	$11,386.1	$340.5	$11,726.6
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars unless otherwise indicated, except for share and per share data)

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
The interim consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” “Air Products,” or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated and contain adequate disclosures to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to the interim consolidated financial statements. These notes, unless otherwise indicated, are presented on a continuing operations basis.
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 30 September 2019 ( the "2019 Form 10-K"). Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
Refer to our 2019 Form 10-K for a description of major accounting policies. In fiscal year 2020, these policies were impacted by the implementation of certain new accounting guidance, including the adoption of Accounting Standards Codification Topic 842, Leases, and all related amendments (the "new lease standard”). We adopted the new lease standard as of 1 October 2019 under the modified retrospective approach. Comparative prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. Our updated lease policy is discussed below.
Other than the adoption of new accounting guidance as discussed in Note 2, New Accounting Guidance, and presentation changes discussed below, there were no notable changes to our accounting policies during the first nine months of fiscal year 2020.

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
COVID-19 Risks and Uncertainties
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. During the first nine months of fiscal year 2020, COVID-19 had a negative impact on our operating results, primarily in the regional industrial gas segments. The Company continues to monitor its impact on our operations; however, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

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

We elected the following practical expedients provided by this guidance:
•The package of practical expedients, which allows us to carry forward the lease population and classification existing as of the adoption date, among other things;
•The land easements practical expedient, which allows us to carry forward our accounting treatment for land easements on agreements existing before the adoption date;
•The hindsight practical expedient, which is used to determine the reasonably certain lease term for existing leases as of the adoption date;
•The component combination practical expedient, which allows us to account for lease and non-lease components associated with that lease as a single component, if certain criteria are met; and
•The short-term leases practical expedient, which allows us to not record the related lease liabilities and right-of-use assets for operating leases in which we are the lessee with a term of 12 months or less.
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
We adopted the new guidance on 1 October 2019 on a modified retrospective basis. The primary impact of adoption was the presentation in the consolidated income statement of foreign currency forward points and currency swap basis differences ("excluded components"), since these are excluded from the assessment of hedge effectiveness for our hedges of intercompany loans. Historically, the impacts from changes in value of these components were recorded in "Interest expense." Beginning in fiscal year 2020, the excluded components were recognized in "Other non-operating income (expense), net" consistent with the remeasurement of the intercompany loans. During the three and nine months ended 30 June 2020, we recognized $7.5 and $24.9, respectively, in "Other non-operating income (expense), net.” During the three and nine months ended 30 June 2019, we recognized $8.2 and $25.6, respectively, in “Interest expense.”
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
In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and capital lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning in fiscal year 2021, with early adoption permitted. We will adopt this guidance at the beginning of fiscal year 2021 under the modified retrospective approach with an adjustment to retained earnings as of the effective date. We do not expect this guidance to have a material impact on our consolidated financial statements upon adoption.
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
Cloud Computing Implementation Costs
In August 2018, the FASB issued guidance which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The guidance is effective in fiscal year 2021, with early adoption permitted, and may be applied either prospectively or retrospectively. We will adopt this guidance at the beginning of fiscal year 2021. We do not expect this guidance to have a material impact on our consolidated financial statements upon adoption.
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
Reference Rate Reform
In March 2020, the FASB issued an update to provide practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference LIBOR. The amendments may be applied to impacted contracts and hedges prospectively through 31 December 2022. To date, we have had no impacts on our hedging relationships related to reference rate reform. We will continue to evaluate the impact this guidance could have on our consolidated financial statements.

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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reporting segments for the three and nine months ended 30 June 2020 and 2019. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Three Months Ended 30 June 2020
On-site	$487.4	$143.2	$387.1	$—	$—	$1,017.7	49%
Merchant	362.5	286.5	264.8	—	—	913.8	44%
Sale of Equipment	—	—	—	77.6	56.1	133.7	7%
Total	$849.9	$429.7	$651.9	$77.6	$56.1	$2,065.2	100%
Three Months Ended 30 June 2019
On-site	$537.1	$165.0	$402.9	$—	$—	$1,105.0	50%
Merchant	418.2	329.6	276.5	—	—	1,024.3	46%
Sale of Equipment	—	—	—	57.9	36.8	94.7	4%
Total	$955.3	$494.6	$679.4	$57.9	$36.8	$2,224.0	100%

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Nine Months Ended 30 June 2020
On-site	$1,538.1	$474.9	$1,231.0	$—	$—	$3,244.0	50%
Merchant	1,180.4	946.2	771.8	—	—	2,898.4	44%
Sale of Equipment	—	—	—	249.5	144.3	393.8	6%
Total	$2,718.5	$1,421.1	$2,002.8	$249.5	$144.3	$6,536.2	100%
Nine Months Ended 30 June 2019
On-site	$1,714.0	$565.8	$1,169.9	$—	$—	$3,449.7	52%
Merchant	1,222.2	947.4	761.7	—	—	2,931.3	44%
Sale of Equipment	—	—	—	179.9	74.8	254.7	4%
Total	$2,936.2	$1,513.2	$1,931.6	$179.9	$74.8	$6,635.7	100%
Remaining Performance Obligations
As of 30 June 2020, the transaction price allocated to remaining performance obligations is estimated to be approximately $22 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

	Balance Sheet Location	30 June 2020	30 September 2019
Assets
Contract assets – current	Other receivables and current assets	$50.3	$64.3
Contract fulfillment costs – current	Other receivables and current assets	100.7	64.5
Liabilities
Contract liabilities – current	Payables and accrued liabilities	315.5	247.4
Contract liabilities – noncurrent	Other noncurrent liabilities	53.4	49.2
Changes to our contract balances primarily relate to our sale of equipment contracts. During the nine months ended 30 June 2020, we recognized approximately $120 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2019.

4. DISCONTINUED OPERATIONS
Our consolidated income statements for the nine months ended 30 June 2020 include a pre-tax loss from discontinued operations of $19.0 ($14.3 after-tax). We recorded this loss in the second quarter to increase our existing liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 14, Commitments and Contingencies, for additional information. The loss did not have an impact on our cash flows for the nine months ended 30 June 2020.

5. COST REDUCTION ACTIONS
In fiscal year 2019, we recognized an expense of $25.5 for severance and other benefits associated with the elimination or planned elimination of approximately 300 positions. These actions were taken to drive cost synergies primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. The charge was not recorded in segment results.
Liabilities associated with these actions are reflected on our consolidated balance sheets within "Payables and accrued liabilities." The table below summarizes the carrying amount of the accrual as of 30 June 2020:

2019 Charge	$25.5
Cash expenditures	(6.9)
Amount reflected in pension liability	(0.3)
Currency translation adjustment	(0.5)
30 September 2019	$17.8
Cash expenditures	(11.2)
Currency translation adjustment	0.2
30 June 2020	$6.8

6. ACQUISITIONS
First Nine Months of Fiscal Year 2020
On 17 April 2020, we acquired five operating hydrogen production plants from PBF Energy Inc. ("PBF") and commenced contractual long-term supply of hydrogen from those plants to PBF's refineries. We accounted for the transaction as an asset acquisition and recorded the aggregate purchase price of $580 to plant and equipment on our consolidated balance sheets.
Subsequent Events
In July 2020, we commenced the process to secure project financing with our partners, Saudi Aramco and ACWA Power, for the Jazan gasification and power project joint venture, which we expect to account for as an equity affiliate.

In addition, we completed three acquisitions on 1 July 2020 for an aggregate purchase price, net of cash acquired, of approximately $190. The largest of these acquisitions was the purchase of a business in Israel that primarily offers merchant gas products. This acquisition will be accounted for as a business combination, and the results of the business will be consolidated within our Industrial Gases – EMEA segment.
First Nine Months of Fiscal Year 2019
Exchange of Equity Affiliate Investments
We previously held 50% ownership interests in High-Tech Gases (Beijing) Co., Ltd. ("High-Tech Gases") and WuXi Hi-Tech Gas Co., Ltd. ("WuXi"), both of which were joint ventures with another industrial gas company in China. We accounted for these arrangements as equity method investments in our Industrial Gases – Asia segment through 30 April 2019.
On 1 May 2019, we acquired our partner's 50% interest in WuXi in exchange for our 50% interest in High-Tech Gases. The exchange resulted in a net gain of $29.1, of which $15.0 resulted from the revaluation of our previously held equity interest in WuXi to its acquisition date fair value and $14.1 resulted from the disposition of our interest in High-Tech Gases. The net gain was reflected on our consolidated income statements as "Gain on exchange of equity affiliate investments" for the three and nine months ended 30 June 2019 and was excluded from the results of the Industrial Gases – Asia segment. There were no tax impacts on the exchange.
The acquisition of the remaining interest in WuXi was accounted for as a business combination. The results of this business are consolidated within our Industrial Gases – Asia segment.
ACP Europe SA Acquisition
During the second quarter of fiscal year 2019, we acquired ACP Europe SA, the largest independent carbon dioxide business in Continental Europe, for $106.3. The results of this business are consolidated within our Industrial Gases – EMEA segment.

7. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2020	2019
Finished goods	$126.4	$128.8
Work in process	24.1	27.5
Raw materials, supplies and other	260.4	232.0
Inventories	$410.9	$388.3

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2020 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2019	$156.3	$432.3	$178.5	$19.6	$10.4	$797.1
Currency translation and other	(6.0)	8.7	(0.3)	(0.2)	—	2.2
Goodwill, net at 30 June 2020	$150.3	$441.0	$178.2	$19.4	$10.4	$799.3

	30 June	30 September
	2020	2019
Goodwill, gross	$1,122.5	$1,162.2
Accumulated impairment losses(A)	(323.2)	(365.1)
Goodwill, net	$799.3	$797.1
(A)Accumulated impairment losses include the impacts of currency translation. These losses are attributable to our Latin America reporting unit ("LASA") within the Industrial Gases – Americas segment.

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
The operating lease expense for the three and nine months ended 30 June 2020, which exclude short-term and variable lease expenses, as those expenses were immaterial, was $19.7 and $59.2, respectively.
Amounts associated with operating leases, including their presentation on our consolidated balance sheets, as of our most recent balance sheet date and our adoption date are as follows:

	30 June 2020	1 October 2019
Operating lease ROU asset
Other noncurrent assets	$352.0	$332.3
Operating lease liabilities
Payables and accrued liabilities	67.4	68.6
Other noncurrent liabilities	325.7	306.7
Total Operating Lease Liabilities	$393.1	$375.3
The difference between the ROU assets and lease liabilities recorded upon adoption primarily relate to the land lease associated with our former Energy-from-Waste business in which an ROU asset was not recognized.

30 June 2020
Weighted-average remaining lease term (in years)(A)	15.5
Weighted-average discount rate(B)	2.2%
(A)Calculated on the basis of the remaining lease term and the lease liability balance for each lease as of the reporting date.
(B)Calculated on the basis of the discount rate used to calculate the lease liability for each lease and the remaining balance of the lease payments for each lease as of the reporting date.
At 30 June 2020, the maturity analysis of lease liabilities, showing the undiscounted cash flows, is as follows:

Operating Leases
2020 (excluding the nine months ended 30 June 2020)	$20.4
2021	70.6
2022	51.3
2023	43.0
2024	34.9
Thereafter	238.7
Total Undiscounted Lease Payments	$458.9
Imputed interest	(65.8)
Present Value of Lease Liability Recognized on the Balance Sheet	$393.1

As previously disclosed in our 2019 Form 10-K, at 30 September 2019, prior to our adoption of the new lease guidance, minimum payments due under leases were as follows:

Operating Leases
2020	$75.1
2021	62.6
2022	44.4
2023	35.9
2024	28.6
Thereafter	171.4
Total Undiscounted Lease Payments	$418.0
The impacts associated with our operating leases on the consolidated statements of cash flows are reflected within "Other adjustments" within operating activities. This includes the non-cash operating lease expense amortization of $59.2 as well as a use of cash of $60.0 for payments on amounts included in the measurement of the lease liability.
In addition to the ROU assets established upon adoption, we recorded $86 of non-cash additions during the nine months ended 30 June 2020.
We have additional operating leases that have not yet commenced as of 30 June 2020 having lease payments totaling approximately $70.
Lessor Accounting
Historically, certain contracts associated with facilities that are built to provide product to a specific customer were accounted for as leases. As noted above, we elected the package of practical expedients permitted under the transition guidance to carry forward these lease determinations as of 30 September 2019. As we generally control the operations and maintenance of the assets that provide the supply of gas to our customers, there have been no new arrangements that qualified as a lease in fiscal year 2020.
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
In cases where sales-type lease treatment is appropriate, revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as sales-type leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract. During the nine months ended 30 June 2020, we recognized interest income of $53.9 on our lease receivables.
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
Lease payments collected during the nine months ended 30 June 2020 were $123.0. These payments reduced the lease receivable balance by $69.1 in fiscal year 2020.

At 30 June 2020, minimum lease payments expected to be collected, which reconciles to the total undiscounted minimum lease payments reflected in the table below, were as follows:

2020 (excluding the nine months ended 30 June 2020)	$39.9
2021	155.7
2022	145.2
2023	139.1
2024	133.0
Thereafter	718.2
Total	$1,331.1
Unearned interest income	(420.2)
Lease Receivables, net	$910.9

As previously disclosed in our 2019 Form 10-K, at 30 September 2019, prior to our adoption of the new lease guidance, minimum lease payments expected to be collected were as follows:

2020	$162.5
2021	156.9
2022	145.7
2023	139.4
2024	133.2
Thereafter	715.5
Total	$1,453.2
Unearned interest income	(472.3)
Lease Receivables, net	$980.9

Other than lease payments received during the first nine months of fiscal year 2020 and the impact of currency, there have been no significant changes to our minimum lease payments expected to be collected since those disclosed as of 30 September 2019 in our 2019 Form 10-K.

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2020 is 3.0 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2020		30 September 2019
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,699.9	0.4	$2,418.2	0.5
Net investment hedges	615.6	3.9	830.8	0.9
Not designated	1,774.3	0.4	1,053.5	0.6
Total Forward Exchange Contracts	$6,089.8	0.8	$4,302.5	0.6

The increase in the notional value of cash flow hedges from 30 September 2019 to 30 June 2020 is primarily due to the origination of forward exchange contracts that hedge the repayment of our Eurobonds maturing in fiscal years 2020 and 2021. The increase in the notional value of our not designated forward exchange contracts is primarily the result of entering into a series of forward exchange contracts that offset other forward exchange contracts previously designated as net investment hedges that were de-designated during fiscal year 2020.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,295.8 million ($1,455.7) at 30 June 2020 and €951.3 million ($1,036.9) at 30 September 2019. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2020, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2020				30 September 2019
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$200.0	LIBOR	2.76%	1.3	$200.0	LIBOR	2.76%	2.1
Cross currency interest rate swaps (net investment hedge)	$222.9	4.74%	3.32%	2.8	$216.8	4.80%	3.31%	3.5
Cross currency interest rate swaps (cash flow hedge)	$979.2	4.86%	3.09%	1.9	$1,129.3	4.92%	3.04%	2.3
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$6.1	2.55%	3.72%	4.5

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
Balance Sheet Location	30 June 2020	30 September 2019	30 June 2020	30 September 2019
Long-term debt	$406.7	$404.7	$7.0	$5.2
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June 2020	30 September 2019	Balance Sheet Location	30 June 2020	30 September 2019
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$68.9	$79.0	Payables and accrued liabilities	$16.0	$53.8
Interest rate management contracts	Other receivables and current assets	35.6	24.8	Payables and accrued liabilities	—	1.1
Forward exchange contracts	Other noncurrent assets	2.8	11.9	Other noncurrent liabilities	14.8	0.7
Interest rate management contracts	Other noncurrent assets	77.5	60.9	Other noncurrent liabilities	—	0.7
Total Derivatives Designated as Hedging Instruments		$184.8	$176.6		$30.8	$56.3
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$88.4	$38.7	Payables and accrued liabilities	$37.6	$36.3
Forward exchange contracts	Other noncurrent assets	—	8.4	Other noncurrent liabilities	—	19.8
Interest rate management contracts	Other noncurrent assets	—	0.5	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$88.4	$47.6		$37.6	$56.1
Total Derivatives		$273.2	$224.2		$68.4	$112.4

Refer to Note 11, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2020	2019	2020	2019
Net Investment Hedging Relationships
Forward exchange contracts	($22.1)	($2.7)	$9.3	$21.0
Foreign currency debt	(22.8)	(14.9)	(36.0)	20.4
Cross currency interest rate swaps	—	4.2	8.9	1.6
Total Amount Recognized in OCI	(44.9)	(13.4)	(17.8)	43.0
Tax effects	11.0	3.4	4.4	(10.3)
Net Amount Recognized in OCI	($33.9)	($10.0)	($13.4)	$32.7

	Three Months Ended 30 June		Nine Months Ended 30 June
	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$38.7	$6.7	$54.9	($6.6)
Forward exchange contracts, excluded components	(4.9)	(4.5)	(12.2)	(11.9)
Other(A)	(2.3)	9.8	(7.9)	(24.6)
Total Amount Recognized in OCI	31.5	12.0	34.8	(43.1)
Tax effects	(8.1)	(4.5)	(16.7)	4.9
Net Amount Recognized in OCI	$23.4	$7.5	$18.1	($38.2)
(A)Other primarily includes interest rate and cross currency interest rate swaps for which excluded components are recognized in “Payables and accrued liabilities” and “Other receivables and current assets” as a component of accrued interest payable and accrued interest receivable, respectively. These excluded components are recorded in “Other Non-operating income (expense), net” over the life of the cross currency interest rate swap. Other also includes the recognition of our share of gains and losses, net of tax, related to interest rate swaps held by our equity affiliates.

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Other Income (Expense), Net		Interest Expense		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total Amounts Presented in the Consolidated Income Statement in which the Effects of Cash Flow and Fair Value Hedges are Recorded	$2,065.2	$2,224.0	$1,344.9	$1,466.0	$15.7	$14.7	$32.1	$34.2	$8.1	$17.6
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income(A)	$—	$—	$—	$—	$—	($9.0)	$—	$4.0	($41.3)	$—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach(A)	—	—	—	—	—	—	—	—	4.2	—
Other:
Amount reclassified from OCI into income(B)	—	—	—	—	—	(12.6)	1.0	1.0	5.6	—
Total (Gain) Loss Reclassified from OCI to Income	—	—	—	—	—	(21.6)	1.0	5.0	(31.5)	—
Tax effects	—	—	—	—	—	4.7	(0.3)	(1.2)	7.6	—
Net (Gain) Loss Reclassified from OCI to Income	$—	$—	$—	$—	$—	($16.9)	$0.7	$3.8	($23.9)	$—
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$—	$—	($0.8)	$2.0	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	—	—	0.8	(2.0)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Other Income (Expense), Net		Interest Expense		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total Amounts Presented in the Consolidated Income Statement in which the Effects of Cash Flow and Fair Value Hedges are Recorded	$6,536.2	$6,635.7	$4,291.6	$4,484.7	$36.1	$33.7	$70.1	$106.9	$24.3	$49.8
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income(A)	($0.1)	$0.4	($0.8)	$0.1	$—	$3.9	$—	$12.4	($58.8)	$—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach(A)	—	—	—	—	—	—	—	—	12.8	—
Other:
Amount reclassified from OCI into income(B)	—	—	—	—	—	8.1	3.0	3.0	(13.0)	—
Total (Gain) Loss Reclassified from OCI to Income	(0.1)	0.4	(0.8)	0.1	—	12.0	3.0	15.4	(59.0)	—
Tax effects	—	(0.1)	0.2	—	—	(3.1)	(0.9)	(4.0)	13.8	—
Net (Gain) Loss Reclassified from OCI to Income	($0.1)	$0.3	($0.6)	$0.1	$—	$8.9	$2.1	$11.4	($45.2)	$—
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$—	$—	$1.8	$4.6	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	—	—	(1.8)	(4.6)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
(A)Net amount excluded from effectiveness testing recognized in interest expense for fiscal year 2019, see Note 2, New Accounting Guidance, for additional details.
(B)Other primarily includes interest rate and cross currency interest rate swaps for which excluded components are recognized in “Payables and accrued liabilities” and “Other receivables and current assets” as a component of accrued interest payable and accrued interest receivable, respectively. These excluded components are recorded in “Other Non-operating income (expense), net” over the life of the cross currency interest rate swap.

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($0.5)	$0.8	($0.3)	$—
Other	—	(0.7)	—	—
Total (Gain) Loss Recognized in Income	($0.5)	$0.1	($0.3)	$—

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($2.7)	$3.1	$0.3	$—
Other	—	(0.2)	0.4	—
Total (Gain) Loss Recognized in Income	($2.7)	$2.9	$0.7	$—

The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2020 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $23.4 and $30.1 as of 30 June 2020 and 30 September 2019, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $204.3 and $157.1 as of 30 June 2020 and 30 September 2019, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The carrying values and fair values of financial instruments were as follows:

	30 June 2020		30 September 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$160.1	$160.1	$138.0	$138.0
Interest rate management contracts	113.1	113.1	86.2	86.2
Liabilities
Derivatives
Forward exchange contracts	$68.4	$68.4	$110.6	$110.6
Interest rate management contracts	—	—	1.8	1.8
Long-term debt, including current portion and related party	8,183.4	8,529.9	3,267.8	3,350.9
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2020				30 September 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$160.1	$—	$160.1	$—	$138.0	$—	$138.0	$—
Interest rate management contracts	113.1	—	113.1	—	86.2	—	86.2	—
Total Assets at Fair Value	$273.2	$—	$273.2	$—	$224.2	$—	$224.2	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$68.4	$—	$68.4	$—	$110.6	$—	$110.6	$—
Interest rate management contracts	—	—	—	—	1.8	—	1.8	—
Total Liabilities at Fair Value	$68.4	$—	$68.4	$—	$112.4	$—	$112.4	$—

12. DEBT
During the third quarter of fiscal year 2020, Air Products issued U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $3.8 billion and €1.0 billion ($1.1 billion as of 30 June 2020), respectively. The U.S. Dollar-denominated notes were issued on 30 April 2020, and the Euro-denominated notes were issued on 5 May 2020. The proceeds from these notes were reduced by deferred financing charges and discounts of approximately $45, which will be amortized over the life of the underlying bonds.
We intend to use the majority of the proceeds to fund growth projects and repay debt maturities through 2021.
The interest rate, maturity, and carrying amount as of 30 June 2020 for each of the notes issued during the third quarter of fiscal year 2020 is summarized in the table below:

	Fiscal Year Maturities	30 June 2020
Payable in U.S. Dollars
Senior Notes
Note 1.50%	2026	$550.0
Note 1.85%	2027	650.0
Note 2.05%	2030	900.0
Note 2.70%	2040	750.0
Note 2.80%	2050	950.0
Total Payable in U.S. Dollars		$3,800.0
Payable in Euro
Eurobonds 0.50%	2028	561.7
Eurobonds 0.80%	2032	561.7
Total Payable in Euro		$1,123.4
Total		$4,923.4

13. RETIREMENT BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans for the three and nine months ended 30 June 2020 and 2019 were as follows:

	Pension Benefits
	2020		2019
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$5.9	$5.7	$5.4	$4.8
Interest cost	22.9	6.0	28.2	9.0
Expected return on plan assets	(47.2)	(18.8)	(43.2)	(18.9)
Prior service cost amortization	0.3	—	0.3	—
Actuarial loss amortization	20.9	4.7	16.3	2.7
Settlements	0.3	—	0.3	—
Special termination benefits	—	—	—	—
Other	—	0.2	—	0.2
Net Periodic (Benefit) Cost	$3.1	($2.2)	$7.3	($2.2)

	Pension Benefits
	2020		2019
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$17.5	$17.4	$16.1	$14.6
Interest cost	68.5	18.4	85.0	27.0
Expected return on plan assets	(141.6)	(57.7)	(129.4)	(57.0)
Prior service cost amortization	0.9	—	0.9	0.1
Actuarial loss amortization	62.9	14.5	48.9	8.3
Settlements	1.8	—	6.1	0.2
Special termination benefits	—	—	0.7	—
Other	—	0.6	—	0.6
Net Periodic (Benefit) Cost	$10.0	($6.8)	$28.3	($6.2)

Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2020 and 2019 were not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
For the nine months ended 30 June 2020 and 2019, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $24.6 and $31.0, respectively. Total contributions for fiscal year 2020 are expected to be approximately $30 to $40. During fiscal year 2019, total contributions were $40.2.
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. For the nine months ended 30 June 2020 and 2019, we recognized pension settlement losses of $1.8 and $6.3, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss, primarily associated with the U.S. supplementary pension plan.

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

14. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, intellectual property, regulatory, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 at 30 June 2020) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 at 30 June 2020) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2020 and 30 September 2019 included an accrual of $86.2 and $68.9, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $86 to a reasonably possible upper exposure of $99 as of 30 June 2020.
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

Pace
At 30 June 2020, $42.5 of the environmental accrual was related to the Pace facility.
In 2006, we sold our Amines business, which included operations at Pace, Florida, and recognized a liability for retained environmental obligations associated with remediation activities at Pace. We are required by the Florida Department of Environmental Protection ("FDEP") and the United States Environmental Protection Agency ("USEPA") to continue our remediation efforts. We recognized a before-tax expense of $42 in fiscal year 2006 in results from discontinued operations and recorded an environmental accrual of $42 in continuing operations on the consolidated balance sheets.
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
We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site disposal cell. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine how well existing measures are working, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remove groundwater contaminants. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that might more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and have started additional field work to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility, along with the completion of a cost review every 5 years. In the second quarter of fiscal year 2020, we completed an updated cost review which resulted in a change in assumptions regarding future operating costs as discussed above. The costs we are incurring based on the fiscal year 2020 review are higher than our previous estimates.
Piedmont
At 30 June 2020, $13.7 of the environmental accrual was related to the Piedmont site.
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

Pasadena
At 30 June 2020, $11.6 of the environmental accrual was related to the Pasadena site.
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
Unconditional Purchase Obligations
We are obligated to make future payments under unconditional purchase obligations, which totaled approximately $10.2 billion as of 30 June 2020. This primarily includes purchase obligations for helium and plant and equipment.
Approximately $8.6 billion of our unconditional purchase obligations relate to helium and rare gases. The majority of these obligations occur after fiscal year 2024. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.

15. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the nine months ended 30 June 2020, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 30 June 2020, there were 4,326,346 shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2020	2019	2020	2019
Before-tax share-based compensation cost	$12.5	$9.8	$41.4	$31.0
Income tax benefit	(3.0)	(2.3)	(9.8)	(7.3)
After-tax share-based compensation cost	$9.5	$7.5	$31.6	$23.7
Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2020 and 2019 was not material.

Deferred Stock Units
During the nine months ended 30 June 2020, we granted 80,215 market-based deferred stock units. The market-based deferred stock units are earned at the end of the performance period beginning 1 October 2019 and ending 30 September 2022, conditioned on the level of the Company’s total shareholder return in relation to a defined peer group over the three-year performance period.
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

In addition, during the nine months ended 30 June 2020, we granted 120,596 time-based deferred stock units at a weighted average grant-date fair value of $228.91.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2020:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2020	($67.3)	($1,494.5)	($916.4)	($2,478.2)
Other comprehensive income before reclassifications	23.4	106.9	—	130.3
Amounts reclassified from AOCL	(23.2)	—	19.8	(3.4)
Net current period other comprehensive income	0.2	106.9	19.8	126.9
Amount attributable to noncontrolling interests	(1.6)	3.4	—	1.8
Balance at 30 June 2020	($65.5)	($1,391.0)	($896.6)	($2,353.1)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2019	($61.4)	($1,356.9)	($957.3)	($2,375.6)
Other comprehensive income (loss) before reclassifications	18.1	(27.3)	—	(9.2)
Amounts reclassified from AOCL	(43.8)	—	60.7	16.9
Net current period other comprehensive income (loss)	(25.7)	(27.3)	60.7	7.7
Amount attributable to noncontrolling interests	(21.6)	6.8	—	(14.8)
Balance at 30 June 2020	($65.5)	($1,391.0)	($896.6)	($2,353.1)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2020	2019	2020	2019
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$—	$—	($0.7)	$0.4
Other income/expense, net	—	(16.9)	—	8.9
Interest expense	0.7	3.8	2.1	11.4
Other non-operating income (expense), net(A)	(23.9)	—	(45.2)	—
Total (Gain) Loss on Cash Flow Hedges, net of tax	($23.2)	($13.1)	($43.8)	$20.7

Currency Translation Adjustment(B)	$—	($2.6)	$—	($2.6)

Pension and Postretirement Benefits, net of tax(C)	$19.8	$14.8	$60.7	$48.7
(A)The fiscal year 2020 impact includes amortization of the excluded component and the effective portion of the related hedges.
(B)The fiscal year 2019 impact relates to a net gain on the exchange of two equity affiliates with a joint venture partner. Refer to Note 6, Acquisitions, for additional information.
(C)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 13, Retirement Benefits, for additional information.

17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2020	2019	2020	2019
Numerator
Net income from continuing operations	$446.5	$488.0	$1,414.2	$1,256.8
Net loss from discontinued operations	—	—	(14.3)	—
Net Income Attributable to Air Products	$446.5	$488.0	$1,399.9	$1,256.8
Denominator (in millions)
Weighted average common shares — Basic	221.2	220.6	221.1	220.2
Effect of dilutive securities
Employee stock option and other award plans	1.2	1.3	1.2	1.2
Weighted average common shares — Diluted	222.4	221.9	222.3	221.4
Basic EPS Attributable to Air Products(A)
Basic EPS from continuing operations	$2.02	$2.21	$6.40	$5.71
Basic EPS from discontinued operations	—	—	(0.06)	—
Basic EPS Attributable to Air Products	$2.02	$2.21	$6.33	$5.71
Diluted EPS Attributable to Air Products(A)
Diluted EPS from continuing operations	$2.01	$2.20	$6.36	$5.68
Diluted EPS from discontinued operations	—	—	(0.06)	—
Diluted EPS Attributable to Air Products	$2.01	$2.20	$6.30	$5.68
(A)EPS is calculated independently for each component and may not sum to total EPS due to rounding.

For the three and nine months ended 30 June 2020 and 2019, there were no antidilutive outstanding share-based awards.

18. INCOME TAXES
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
U.S. Tax Cuts and Jobs Act
Our income tax provision for the three and nine months ended 30 June 2019 reflected a discrete net income tax expense of $3.2 and $43.8, respectively, related to impacts from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The net expense for the nine months ended 30 June 2019 included the reversal of a non-recurring $56.2 benefit recorded in fiscal year 2018 related to the U.S. taxation of deemed foreign dividends. This was partially offset by a benefit of $12.4 to finalize our estimates of the impacts of the Tax Act and reduce the total expected costs of the deemed repatriation tax.
Effective Tax Rate
The effective tax rate was 19.3% and 20.7% for the three and nine months ended 30 June 2020, respectively. The effective tax rate was 17.9% and 21.3% for the three and nine months ended 30 June 2019, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $329.6 and $250.8 for the nine months ended 30 June 2020 and 2019, respectively.

19. SUPPLEMENTAL INFORMATION
Company Headquarters Relocation Income (Expense)
During the second quarter of fiscal year 2020, we sold property at our current corporate headquarters located in Trexlertown, Pennsylvania, for net proceeds of $44.1. The sale was completed in anticipation of relocating our U.S. headquarters and resulted in a gain of $33.8. This gain is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the nine months ended 30 June 2020 and has been excluded from the results of the Corporate and other segment.
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge was reflected as “Facility closure” on our consolidated income statements for the nine months ended 30 June 2019 and was not recorded in segment results.
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $80 and $260 for the three and nine months ended 30 June 2020, respectively, and $80 and $245 for the three and nine months ended 30 June 2019, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. Our consolidated balance sheets include related party trade receivables of approximately $280 and $130 as of 30 June 2020 and 30 September 2019, respectively.

Air Products Lu An (Changzhi) Co., Ltd., our 60%-owned JV with Lu'An Clean Energy Company ("Lu'An"), acquired gasification and syngas clean-up assets from Lu'An in 2018. The table below summarizes the related party liabilities resulting from this acquisition as reflected on our consolidated balance sheets:

	30 June	30 September
	2020	2019
Payables and accrued liabilities	$8.9	$8.9
Current portion of long-term debt	76.4	37.8
Long-term debt – related party	285.6	320.1

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
Our reporting segments are:
•Industrial Gases – Americas;
•Industrial Gases – EMEA (Europe, Middle East, and Africa);
•Industrial Gases – Asia;
•Industrial Gases – Global; and
•Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Total
Three Months Ended 30 June 2020
Sales	$849.9	$429.7	$651.9	$77.6	$56.1	$2,065.2	(A)
Operating income (loss)	248.3	105.1	221.9	(13.4)	(22.7)	539.2	(B)
Depreciation and amortization	142.8	47.3	92.9	2.3	5.3	290.6
Equity affiliates' income	19.9	17.4	11.7	2.2	—	51.2	(B)
Three Months Ended 30 June 2019
Sales	$955.3	$494.6	$679.4	$57.9	$36.8	$2,224.0	(A)
Operating income (loss)	262.2	123.4	231.4	(9.6)	(41.3)	566.1	(B)
Depreciation and amortization	126.3	47.8	87.9	2.2	4.9	269.1
Equity affiliates' income	21.7	18.8	14.9	1.0	—	56.4	(B)

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Total
Nine Months Ended 30 June 2020
Sales	$2,718.5	$1,421.1	$2,002.8	$249.5	$144.3	$6,536.2	(A)
Operating income (loss)	773.5	350.2	659.5	(29.6)	(110.0)	1,643.6	(B)
Depreciation and amortization	410.1	143.3	298.6	7.1	15.4	874.5
Equity affiliates' income	62.1	50.2	42.4	9.1	—	163.8	(B)
Nine Months Ended 30 June 2019
Sales	$2,936.2	$1,513.2	$1,931.6	$179.9	$74.8	$6,635.7	(A)
Operating income (loss)	737.0	351.5	632.9	(17.9)	(136.9)	1,566.6	(B)
Depreciation and amortization	376.8	140.4	252.7	6.3	13.0	789.2
Equity affiliates' income	62.1	45.8	44.9	2.7	—	155.5	(B)
Total Assets
30 June 2020	$6,562.9	$3,537.8	$6,678.2	$381.8	$7,621.4	$24,782.1
30 September 2019	5,832.2	3,250.8	6,240.6	325.7	3,293.5	18,942.8
(A)The sales information noted above relates to external customers only. All intersegment sales are eliminated in consolidation. Intersegment sales are generally transacted at market pricing. We generally do not have intersegment sales from our regional industrial gases businesses. Equipment manufactured for our regional industrial gases segments are generally transferred at cost and are not reflect as an intersegment sale.
(B)Refer to the Reconciliations to Consolidated Results section below.
Reconciliations to Consolidated Results
The table below reconciles total operating income in the table above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2020	2019	2020	2019
Total	$539.2	$566.1	$1,643.6	$1,566.6
Facility closure	—	—	—	(29.0)
Cost reduction actions	—	(25.5)	—	(25.5)
Gain on exchange of equity affiliate investments	—	29.1	—	29.1
Company headquarters relocation income (expense)	—	—	33.8	—
Consolidated Operating Income	$539.2	$569.7	$1,677.4	$1,541.2
The table below reconciles total equity affiliates' income in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2020	2019	2020	2019
Total	$51.2	$56.4	$163.8	$155.5
India Finance Act 2020	—	—	33.8	—
Consolidated Equity Affiliates' Income	$51.2	$56.4	$197.6	$155.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the third quarter and first nine months of fiscal years 2020 and 2019. The disclosures provided in this quarterly report are complementary to those made in our 2019 Form 10-K.
The following discussion should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this quarterly report. Unless otherwise stated, financial information is presented in millions of dollars, except for per share data. Except for net income, which includes discontinued operations for the first nine months of fiscal year 2020, financial information is presented on a continuing operations basis.
The financial measures included in the discussion that follows are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, and adjusted effective tax rate, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of these measures are presented on pages 53-60.

THIRD QUARTER 2020 VS. THIRD QUARTER 2019
THIRD QUARTER 2020 IN SUMMARY
The results below are compared to the third quarter of fiscal year 2019.
•Sales of $2,065.2 decreased 7%, or $158.8, as lower energy and natural gas cost pass-through to customers, unfavorable volumes, and a negative impact from currency were only partially offset by positive pricing. We estimate that sales were approximately 9% lower than prior year due to COVID-19.
•Operating income of $539.2 decreased 5%, or $30.5, and operating margin of 26.1% increased 50 basis points ("bp").
•Net income of $457.1 decreased 9%, or $43.1, and net income margin of 22.1% decreased 40 bp.
•Adjusted EBITDA of $881.0 decreased 1%, or $10.6, and adjusted EBITDA margin of 42.7% increased 260 bp.
•Diluted EPS of $2.01 decreased 9%, or $0.19 per share. Adjusted diluted EPS of $2.01 decreased 7%, or $0.16 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	30 June		Increase
	2020	2019	(Decrease)
Total Diluted EPS	$2.01	$2.20	($0.19)
Less: Diluted EPS from discontinued operations	—	—	—
Diluted EPS From Continuing Operations	$2.01	$2.20	($0.19)
Operating Impacts
Underlying business
Volume			($0.25)
Price, net of variable costs			0.16
Other costs			0.04
Currency			(0.05)
Cost reduction actions			0.08
Gain on exchange of equity affiliate investments			(0.13)
Total Operating Impacts			($0.15)
Other Impacts
Equity affiliates' income			($0.02)
Interest expense			0.01
Other non-operating income (expense), net			(0.04)
Change in effective tax rate, excluding discrete item below			(0.02)
Tax reform repatriation			0.02
Noncontrolling interests			0.01
Total Other Impacts			($0.04)
Total Change in Diluted EPS From Continuing Operations(A)			($0.19)
(A)Includes an estimated negative impact of $0.35-$0.40 from COVID-19.

	Three Months Ended
	30 June		Increase
	2020	2019	(Decrease)
Diluted EPS From Continuing Operations	$2.01	$2.20	($0.19)
Cost reduction actions	—	0.08	(0.08)
Gain on exchange of equity affiliate investments	—	(0.13)	0.13
Tax reform repatriation	—	0.02	(0.02)
Adjusted Diluted EPS From Continuing Operations	$2.01	$2.17	($0.16)

THIRD QUARTER 2020 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	30 June
	2020	2019	$ Change	Change
GAAP Measures
Sales	$2,065.2	$2,224.0	($158.8)	(7)%
Operating income	539.2	569.7	(30.5)	(5)%
Operating margin	26.1%	25.6%		50 bp
Equity affiliates’ income	51.2	56.4	(5.2)	(9)%
Net income	457.1	500.2	(43.1)	(9)%
Net income margin	22.1%	22.5%		(40 bp)
Non-GAAP Measures
Adjusted EBITDA	$881.0	$891.6	($10.6)	(1)%
Adjusted EBITDA margin	42.7%	40.1%		260 bp

In response to the novel coronavirus ("COVID-19") global pandemic, the Company has implemented certain health and safety policies to help keep our employees, contractors, customers, and communities safe while continuing to run our facilities, which generally have been considered essential by local governments and public health authorities. In compliance with government protocols, the Company's non-essential employees were instructed to work from home until government mandated restrictions allow for a return to the workplace, which is currently being executed based on a staggered approach. Those working and visiting our sites are required to follow appropriate procedures, including completion of trainings and performance of self- and on-site screenings, as well as adhere to our personal protective equipment, social distancing, and personal hygiene protocols. We are committed to safely maintaining plant operations and focusing on business continuity, including providing financial security for employees, reliably supplying critical products and services to our customers, and winning new opportunities for world-scale projects.
As further discussed below, COVID-19 negatively impacted our consolidated results of operations in the third quarter of fiscal year 2020. Overall, we estimate that COVID-19 negatively impacted our EPS by approximately $0.35-$0.40 per share. This estimate includes impacts on the Company's revenue, costs, and equity affiliates' income. We expect these negative impacts to continue into the fourth quarter, and potentially longer depending on the duration of COVID-19 and measures implemented by governments, public health authorities and businesses to mitigate its spread.
We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of these circumstances, the future impact of the COVID-19 on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.

Sales

Sales % Change from Prior Year
Volume	(3)%
Price	2%
Energy and natural gas cost pass-through	(4)%
Currency	(2)%
Total Consolidated Sales Change	(7)%
Sales of $2,065.2 decreased 7%, or $158.8, as lower energy and natural gas cost pass-through to customers of 4%, unfavorable volumes of 3%, and a negative impact from currency of 2% were only partially offset by positive pricing of 2%. We estimate that COVID-19 had a negative impact of approximately 9% on our overall sales, primarily on our merchant volumes in the Industrial Gases – Americas and Industrial Gases – EMEA segments. The volume reduction was partially offset by positive contributions from new plants, higher sale of equipment project activity, and the commencement of a long-term hydrogen supply agreement to PBF Energy Inc. from assets we acquired in April. Our existing on-site business, which represents about half of our sales, remained relatively stable. We have continued to deliver strong pricing in our merchant business despite the volume reduction due to the manufacturing slowdown. Unfavorable currency impacts were driven by the Chilean Peso, Chinese Renminbi, Euro, and South Korean Won.
Cost of Sales and Gross Margin
Cost of sales of $1,344.9 decreased 8%, or $121.1. The decrease from the prior year was driven by lower energy and natural gas cost pass-through to customers of $78, positive currency impacts of $34, and lower other costs of $9. Gross margin of 34.9% increased 80 bp, primarily due to positive pricing and lower energy and natural gas cost pass-through to customers, partially offset by volume mix.
Selling and Administrative
Selling and administrative expense of $176.9 decreased 6%, or $11.6, primarily due to lower travel expenses. Selling and administrative expense as a percentage of sales increased from 8.5% to 8.6%.
Research and Development
Research and development expense of $19.9 increased 10%, or $1.8. Research and development expense as a percentage of sales increased from 0.8% to 1.0%.
Cost Reduction Actions
There were no cost reduction actions recorded in the third quarter of fiscal year 2020. During the third quarter of fiscal year 2019, we recognized an expense of $25.5 ($18.8 after-tax, or $0.08 per share) for severance and other benefits associated with position eliminations, primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. Refer to Note 5, Cost Reduction Actions, to the consolidated financial statements for additional information. This expense was reflected as "Cost reduction actions" on our consolidated income statements for the three months ended 30 June 2019 and was not recorded in segment results.
Gain on Exchange of Equity Affiliate Investments
During the third quarter of fiscal year 2019, we recognized a net gain of $29.1 ($0.13 per share) resulting from the exchange of two 50%-owned industrial gas joint ventures in China. Refer to Note 6, Acquisitions, to the consolidated financial statements for additional information. The net gain was reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements for the three months ended 30 June 2019 and was not recorded in segment results. There were no tax impacts on the exchange.
Other Income (Expense), Net
Other income (expense), net of $15.7 increased 7%, or $1.0.
Operating Income and Operating Margin
Operating income of $539.2 decreased 5%, or $30.5, due to unfavorable volumes of $70, gain on the exchange of equity affiliates of $29 in the prior year, and negative currency impacts of $13, partially offset by positive pricing, net of power and fuel costs, of $44, a charge for cost reduction actions of $26 in the prior year, and lower net operating costs of $11.

Operating margin of 26.1% increased 50 bp, primarily due to positive pricing, the charge for cost reduction actions in the prior year, and lower energy and natural gas cost pass-through to customers, partially offset by unfavorable volumes and a gain on the exchange of equity affiliate investments in the prior year.
Equity Affiliates' Income
Equity affiliates' income of $51.2 decreased 9%, or $5.2, primarily due to COVID-19 impacts on our affiliates in the Industrial Gases – Americas and Industrial Gases – Asia segments.
Interest Expense

	Three Months Ended
	30 June
	2020	2019
Interest incurred	$36.6	$37.8
Less: Capitalized interest	4.5	3.6
Interest expense	$32.1	$34.2

Interest incurred decreased 3%, or $1.2. The prior year included $8.2 of interest expense related to foreign currency forward points and currency swap basis differences of our cash flow hedges of intercompany loans. As discussed in Note 2, New Accounting Guidance, to the consolidated financial statements, we adopted new accounting guidance on hedging activities that changed the presentation of these items from "Interest expense, net" to “Other non-operating income (expense), net” in fiscal year 2020. The impact of this presentation change was partially offset by the impact from debt issued in the third quarter of fiscal year 2020. Refer to Note 12, Debt, to the consolidated financial statements for additional information. We expect interest expense to be higher in future periods. Capitalized interest increased 25%, or $0.9.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net, of $8.1 decreased 54%, or $9.5, primarily due to the impact of the adoption of the guidance on hedging activities discussed above and lower interest income on cash and cash items, partially offset by higher non-service pension benefits.
Net Income and Net Income Margin
Net income of $457.1 decreased 9%, or $43.1, primarily due to lower volumes and a gain on the exchange of equity affiliates in the prior year, partially offset by positive pricing and a prior year charge for cost reduction actions. Net income margin of 22.1% decreased 40 bp, primarily due to lower volumes and a gain on the exchange of equity affiliates in the prior year, partially offset by positive pricing, a prior year charge for cost reduction actions, and lower energy and natural gas cost pass-through to customers.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $881.0 decreased 1%, or $10.6, primarily due to lower volumes and negative currency impacts, partially offset by positive pricing and lower operating costs. Adjusted EBITDA margin of 42.7% increased 260 bp, primarily due to lower energy and natural gas cost pass-through to customers, positive pricing, and lower operating costs, partially offset by unfavorable volumes.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 19.3% and 17.9% in the third quarter of fiscal years 2020 and 2019, respectively.
The current year rate was higher as the prior year included a net gain on the exchange of two equity affiliates of $29.1, which was not a taxable transaction. Additionally, the current year rate reflects higher net costs on foreign-related income taxed in the U.S., lower benefits from adjustments for the final tax determinations of U.S. and foreign filings, and lower excess tax benefits on share-based compensation. These items were partially offset by the impact of beneficial tax law changes recorded in 2020.
The adjusted effective tax rate increased from 18.6% in the third quarter of fiscal year 2019 to 19.3% in the third quarter of fiscal year 2020. The current year rate was higher due to higher net costs on foreign-related income taxed in the U.S., lower benefits from adjustments for the final tax determinations of U.S. and foreign filings, and lower excess tax benefits on share-based compensation. These items were partially offset by the impact of beneficial tax law changes recorded in 2020.

Segment Analysis
Industrial Gases – Americas

	Three Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$849.9	$955.3	($105.4)	(11)%
Operating income	248.3	262.2	(13.9)	(5)%
Operating margin	29.2%	27.4%		180 bp
Equity affiliates’ income	19.9	21.7	(1.8)	(8)%
Adjusted EBITDA	411.0	410.2	0.8	—%
Adjusted EBITDA margin	48.4%	42.9%		550 bp

Sales % Change from Prior Year
Volume	(5)%
Price	2%
Energy and natural gas cost pass-through	(6)%
Currency	(2)%
Total Industrial Gases – Americas Sales Change	(11)%

Sales of $849.9 decreased 11%, or $105.4, as lower energy and natural gas cost pass-through of 6%, unfavorable volumes of 5%, and a negative impact from currency of 2% were only partially offset by positive pricing of 2%. Lower volumes were primarily driven by COVID-19, which began impacting our business at the end of March 2020 and continued through the end of the third quarter. We estimate that COVID-19 negatively impacted our third quarter sales by approximately 8%, primarily due to lower merchant volumes, which declined approximately 15%. The negative impact of COVID-19 in the third quarter was partially offset by positive contributions from the commencement of a long-term hydrogen supply agreement to PBF Energy Inc. from assets we acquired in April. COVID-19 may continue to negatively impact our sales in future periods. The pricing improvement was driven by our merchant business, and the negative currency impact was mainly driven by the Chilean Peso.
Operating income of $248.3 decreased 5%, or $13.9, due to unfavorable volumes of $38 and a negative currency impacts of $3, partially offset by higher pricing, net of power and fuel costs, of $21 and lower net operating costs of $6. Operating margin of 29.2% increased 180 bp, primarily due to positive pricing, lower energy and natural gas cost pass-through to customers, which contributed approximately 150 bp, and lower operating costs, partially offset by unfavorable volumes.
Equity affiliates’ income of $19.9 decreased 8%, or $1.8, primarily due to COVID-19.
Industrial Gases – EMEA (Europe, Middle East, and Africa)

	Three Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$429.7	$494.6	($64.9)	(13)%
Operating income	105.1	123.4	(18.3)	(15)%
Operating margin	24.5%	24.9%		(40) bp
Equity affiliates’ income	17.4	18.8	(1.4)	(7)%
Adjusted EBITDA	169.8	190.0	(20.2)	(11)%
Adjusted EBITDA margin	39.5%	38.4%		110 bp

Sales % Change from Prior Year
Volume	(7)%
Price	3%
Energy and natural gas cost pass-through	(6)%
Currency	(3)%
Total Industrial Gases – EMEA Sales Change	(13)%

Sales of $429.7 decreased 13%, or $64.9, as lower volumes of 7%, lower energy and natural gas cost pass-through to customers of 6%, and unfavorable currency impacts of 3% were only partially offset by positive pricing of 3%. Lower volumes were primarily driven by COVID-19, which began impacting our business at the end of March 2020 and continued through the end of the third quarter. We estimate that COVID-19 negatively impacted our third quarter sales by approximately 13%, primarily due to lower merchant volumes, which declined approximately 20%. COVID-19 may continue to negatively impact our sales in future periods. The negative currency impact during the quarter was mainly driven by the Euro. The pricing improvement was attributable to our merchant business.
Operating income of $105.1 decreased 15%, or $18.3, primarily due to unfavorable volumes of $22, higher net operating costs of $10, and a negative currency impact of $3, partially offset by higher pricing, net of power and fuel costs, of $17. Operating margin of 24.5% decreased 40 bp, primarily due to lower volumes and higher costs, partially offset by favorable pricing and lower energy and natural gas cost pass-through to customers. The lower energy and natural gas cost pass-through to customers contributed approximately 120 bp.
Equity affiliates’ income of $17.4 decreased 7%, or $1.4.
Industrial Gases – Asia

	Three Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$651.9	$679.4	($27.5)	(4)%
Operating income	221.9	231.4	(9.5)	(4)%
Operating margin	34.0%	34.1%		(10) bp
Equity affiliates’ income	11.7	14.9	(3.2)	(21)%
Adjusted EBITDA	326.5	334.2	(7.7)	(2)%
Adjusted EBITDA margin	50.1%	49.2%		90 bp

Sales % Change from Prior Year
Volume	(3)%
Price	2%
Energy and natural gas cost pass-through	—%
Currency	(3)%
Total Industrial Gases – Asia Sales Change	(4)%
Sales of $651.9 decreased 4%, or $27.5, as lower volumes of 3% and unfavorable currency impacts of 3% were partially offset by positive pricing of 2%. Economic conditions weakened in the third quarter due to the ongoing nature of COVID-19, which may continue to negatively impact our sales in future periods. We estimate that COVID-19 negatively impacted overall sales by approximately 4%, particularly in our merchant business, in which volumes declined approximately 7%. Volumes also decreased due to planned maintenance outages. These impacts were partially offset by positive contributions from new plants. The unfavorable currency impact during the quarter was primarily attributable to the Chinese Renminbi and the South Korean Won. The pricing improvement was primarily driven by our merchant business. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $221.9 decreased 4%, or $9.5, due to unfavorable volumes of $21 and negative currency impacts of $6, partially offset by lower net operating costs of $10 and positive pricing, net of power and fuel costs, of $7. Operating margin of 34.0% decreased 10 bp.
Equity affiliates’ income of $11.7 decreased 21%, or $3.2, primarily due to COVID-19.

Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	Three Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$77.6	$57.9	$19.7	34%
Operating loss	(13.4)	(9.6)	(3.8)	(40)%
Adjusted EBITDA	(8.9)	(6.4)	(2.5)	(39)%

Sales of $77.6 increased 34%, or $19.7. The increase in sales was primarily driven by higher sale of equipment activity. Operating loss of $13.4 increased 40%, or $3.8, as higher project development costs were only partially offset by the higher sale of equipment activity.
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

	Three Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$56.1	$36.8	$19.3	52%
Operating loss	(22.7)	(41.3)	18.6	45%
Adjusted EBITDA	(17.4)	(36.4)	19.0	52%

Sales of $56.1 increased 52%, or $19.3, and operating loss of $22.7 decreased 45%, or $18.6, primarily due to higher LNG project activity.

FIRST NINE MONTHS 2020 VS. FIRST NINE MONTHS 2019

FIRST NINE MONTHS 2020 IN SUMMARY
The results below are compared to the first nine months of fiscal year 2019.
•Sales of $6,536.2 decreased 1%, or $99.5, as higher volumes and positive pricing were more than offset by lower energy and natural gas cost pass-through to customers, unfavorable currency, and the impact of a contract modification to a tolling arrangement in India.
•Operating income of $1,677.4 increased 9%, or $136.2, and operating margin of 25.7% increased 250 bp.
•Net income of $1,436.4 increased 11%, or $145.7, and net income margin of 22.0% increased 250 bp.
•Adjusted EBITDA of $2,681.9 increased 7%, or $170.6, and adjusted EBITDA margin of 41.0% increased 320 bp.
•Diluted EPS of $6.36 increased 12%, or $0.68. Adjusted diluted EPS of $6.19 increased 4%, or $0.25. A summary table of changes in diluted EPS is presented below.
•We increased our quarterly dividend by over 15% from $1.16 to $1.34 per share, representing the largest dividend increase in the Company's history. This is the 38th consecutive year that we have increased our quarterly dividend payment.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Nine Months Ended
	30 June		Increase
	2020	2019	(Decrease)
Diluted EPS
Total Diluted EPS	$6.30	$5.68	$0.62
Less: Diluted EPS from discontinued operations	(0.06)	—	(0.06)
Diluted EPS From Continuing Operations	$6.36	$5.68	$0.68
Operating Impacts
Underlying business
Volume			$0.02
Price, net of variable costs			0.61
Other costs			(0.25)
Currency			(0.10)
Facility closure			0.10
Company headquarters relocation income (expense)			0.12
Cost reduction actions			0.08
Gain on exchange of equity affiliate investments			(0.13)
Total Operating Impacts			$0.45
Other Impacts
Equity affiliates' income			0.03
Interest expense			0.13
Other non-operating income (expense), net			(0.09)
Change in effective tax rate, excluding discrete items below			(0.06)
India Finance Act 2020			0.06
Tax reform repatriation			(0.06)
Tax reform adjustment related to deemed foreign dividends			0.25
Noncontrolling interests			(0.01)
Weighted average diluted shares			(0.02)
Total Other Impacts			$0.23
Total Change in Diluted EPS From Continuing Operations(A)			$0.68
(A)Includes an estimated negative impact of $0.41-$0.48 from COVID-19.

	Nine Months Ended
	30 June		Increase
	2020	2019	(Decrease)
Diluted EPS From Continuing Operations	$6.36	$5.68	$0.68
Facility closure	—	0.10	(0.10)
Cost reduction actions	—	0.08	(0.08)
Gain on exchange of equity affiliate investments	—	(0.13)	0.13
Company headquarters relocation (income) expense	(0.12)	—	(0.12)
India Finance Act 2020	(0.06)	—	(0.06)
Pension settlement loss	—	0.02	(0.02)
Tax reform repatriation	—	(0.06)	0.06
Tax reform adjustment related to deemed foreign dividends	—	0.25	(0.25)
Adjusted Diluted EPS From Continuing Operations	$6.19	$5.94	$0.25

FIRST NINE MONTHS 2020 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Nine Months Ended
	30 June
	2020	2019	$ Change		Change
GAAP Measures
Sales	$6,536.2	$6,635.7	($99.5)		(1)%
Operating income	1,677.4	1,541.2	136.2		9%
Operating margin	25.7%	23.2%			250 bp
Equity affiliates’ income	197.6	155.5	42.1		27%
Net income	1,436.4	1,290.7	145.7		11%
Net income margin	22.0%	19.5%		250	bp
Non-GAAP Measures
Adjusted EBITDA	2,681.9	2,511.3	170.6		7%
Adjusted EBITDA margin	41.0%	37.8%			320 bp
As further discussed below, COVID-19 negatively impacted our consolidated results of operations for the first nine months of fiscal year 2020. Overall, we estimate a decline in overall sales of approximately 3% due to COVID-19. These declines were primarily driven by lower volumes in our merchant business as our on-site business remained relatively stable. We expect weak volumes to continue into the fourth quarter and potentially longer depending on the duration of COVID-19 and measures implemented by governments, public health authorities and businesses to mitigate its spread.
We estimate that COVID-19 negatively impacted our year-to-date EPS by approximately $0.41-$0.48 per share. This estimate includes impacts on the Company's revenue, costs, and equity affiliates' income. We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of these circumstances, the future impact on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.
Sales

Sales % Change from Prior Year
Volume	3%
Price	3%
Energy and natural gas cost pass-through	(4)%
Currency	(2)%
Other(A)	(1)%
Total Consolidated Sales Change	(1)%
(A)Includes the impact from the modification of a hydrogen supply contract to a tolling arrangement in India in December 2018 (the "India contract modification").
Sales of $6,536.2 decreased 1%, or $99.5, as lower energy and natural gas cost pass-through to customers of 4%, unfavorable currency of 2%, and the impact from the India contract modification of 1% were mostly offset by higher volumes of 3% and favorable pricing of 3%. The volume growth was primarily driven by higher sale of equipment project activity and new plants, as COVID-19 negatively impacted our business by 3%. The pricing improvement was attributable to our merchant business. Unfavorable currency impacts were driven by the Chinese Renminbi, Euro, and South Korean Won.

Cost of Sales and Gross Margin
Cost of sales of $4,291.6 decreased 5%, or $222.1, from total cost of sales of $4,513.7 in the prior year, which included the facility closure further discussed below. The decrease from the prior year was driven by lower energy and natural gas cost pass-through to customers of $288, positive currency impacts of $87, the favorable impact from the India contract modification of $41, and the prior year facility closure of $29, partially offset by higher costs attributable to sales volumes of $195 and higher other costs of $28. Gross margin of 34.3% increased 230 bp, primarily due to positive pricing, lower energy and natural gas cost pass-through to customers, and the prior year facility closure, partially offset by volume mix and unfavorable net operating costs.
Facility Closure
In December 2018, one of our customers was subject to a government enforced shutdown due to environmental reasons. As a result, we recognized a charge of $29.0 ($22.1 after-tax, or $0.10 per share) during the first quarter of fiscal year 2019 primarily related to the write-off of onsite assets. This charge was reflected as “Facility closure” on our consolidated income statements for the nine months ended 30 June 2019 and was not recorded in segment results.
Selling and Administrative Expense
Selling and administrative expense of $580.3 increased 2%, or $12.2, from investing in business development resources to support our growth strategy, partially offset by currency impacts and lower travel expenses. Selling and administrative expense, as a percentage of sales, increased from 8.6% to 8.9%.
Research and Development
Research and development expense of $56.8 increased 14%, or $6.8. Research and development expense as a percentage of sales increased from 0.8% to 0.9%.
Company Headquarters Relocation Income (Expense)
During the second quarter of fiscal year 2020, we sold property at our current corporate headquarters located in Trexlertown, Pennsylvania, for net proceeds of $44.1. The sale was completed in anticipation of relocating our U.S. headquarters and resulted in a gain of $33.8 ($25.6 after-tax, or $0.12 per share). This gain is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the nine months ended 30 June 2020 and has been excluded from the results of the Corporate and other segment.
Cost Reduction Actions
In fiscal year 2019, we recognized an expense of $25.5 ($18.8 after-tax, or $0.08 per share) for severance and other benefits associated with position eliminations, primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. Refer to Note 5, Cost Reduction Actions, to the consolidated financial statements for additional information. This expense was reflected as "Cost reduction actions" on our consolidated income statements for the nine months ended 30 June 2019 and was not recorded in segment results.
Gain on Exchange of Equity Affiliate Investments
In the third quarter of fiscal year 2019, we recognized a net gain of $29.1 ($0.13 per share) resulting from the exchange of two 50%-owned industrial gas joint ventures in China. Refer to Note 6, Acquisitions, to the consolidated financial statements for additional information. The net gain was reflected as "Gain on exchange of equity affiliate investments" on our consolidated income statements for the nine months ended 30 June 2019 and was not recorded in segment results. There were no tax impacts on the exchange.
Other Income (Expense), Net
Other income (expense), net of $36.1 increased 7%, or $2.4.
Operating Income and Margin
Operating income of $1,677.4 increased 9%, or $136.2, due to positive pricing, net of power and fuel costs, of $167, income associated with the company headquarters relocation of $34, prior year charges for a facility closure of $29 and cost reduction actions of $26, and favorable volumes of $5, partially offset by higher net operating costs of $68, including planned maintenance, a gain on the exchange of equity affiliates of $29 in the prior year, and unfavorable currency of $28.
Operating margin of 25.7% increased 250 bp, primarily due to positive pricing, lower energy and natural gas cost pass-through to customers, the impact of income associated with the company headquarters relocation, and prior year charges for a facility closure and cost reduction actions, partially offset by unfavorable volume mix, higher operating costs, and a gain on the exchange of two equity affiliates in the prior year.

Equity Affiliates' Income
Equity affiliates' income of $197.6 increased 27%, or $42.1, primarily due to a current year benefit of $33.8 for the release of our share of accumulated dividend distribution taxes related to an Indian affiliate as a result of the enactment of a tax law in India. Refer to Note 18, Income Taxes, to the consolidated financial statements for additional information. The current year also includes higher income from the Jazan Gas Projects Company joint venture, partially offset by negative impacts from COVID-19.
Interest Expense

	Nine Months Ended
	30 June
	2020	2019
Interest incurred	$82.2	$116.3
Less: capitalized interest	12.1	9.4
Interest expense	$70.1	$106.9
Interest incurred decreased 29%, or $34.1. The prior year included $25.6 of interest expense related to foreign currency forward points and currency swap basis differences of our cash flow hedges of intercompany loans. As discussed in Note 2, New Accounting Guidance, to the consolidated financial statements, we adopted new accounting guidance on hedging activities that changed the presentation of these items from "Interest expense, net" to “Other non-operating income (expense), net” in fiscal year 2020. In addition to this presentation change, interest expense decreased due to lower interest expense associated with financing the Lu'An joint venture. We expect interest expense to be higher in future periods due to debt issued during the third quarter of fiscal year 2020. Capitalized interest increased 29%, or $2.7, due to an increase in the carrying value of projects under construction.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net of $24.3 decreased 51%, or $25.5, primarily due to the impact of the adoption of the guidance on hedging activities discussed above and lower interest income on cash and cash items, partially offset by higher non-service pension benefits. The prior year included a pension settlement loss of $5.0 ($3.8 after-tax, or $0.02 per share) associated with the U.S. Supplementary Pension Plan.
Discontinued Operations
During the second quarter of fiscal year 2020, we recorded a pre-tax loss from discontinued operations of $19.0 ($14.3 after-tax, or $0.06 per share) to increase our liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 14, Commitments and Contingencies, to the consolidated financial statements for additional information.
Net Income and Net Income Margin
Net income of $1,436.4 increased 11%, or $145.7, primarily due to positive pricing and income associated with the company headquarters relocation. In addition, the prior year was negatively impacted by a facility closure, cost reduction actions, as well as the U.S. Tax Cuts and Jobs Act. These factors were partially offset by unfavorable costs, including the after-tax loss from discontinued operations, and a gain on the exchange of two equity affiliates in the prior year.
Net income margin of 22.0% increased 250 bp, primarily due to positive pricing, lower energy and natural gas cost pass-through to customers, and income associated with the company headquarters relocation. In addition, the prior year was negatively impacted by the U.S. Tax Cuts and Jobs Act as well as charges for a facility closure and cost reduction actions. These factors were partially offset by unfavorable costs, including the after-tax loss from discontinued operations, and a gain on the exchange of two equity affiliates in the prior year.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $2,681.9 increased 7%, or $170.6, primarily due to positive pricing and favorable volumes, partially offset by higher operating costs. Adjusted EBITDA margin of 41.0% increased 320 bp, primarily due to the positive pricing and lower energy and natural gas cost pass-through to customers.

Effective Tax Rate
The effective tax rate was 20.7% and 21.3% for the nine months ended 30 June 2020 and 2019, respectively.
The 2019 tax rate reflects a discrete net income tax expense of $43.8 related to impacts from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The net expense included the reversal of a non-recurring $56.2 ($0.25 per share) benefit recorded in 2018 related to the U.S. taxation of deemed foreign dividends. This was partially offset by a benefit of $12.4 ($0.06 per share) that was recorded to finalize our estimates of the impacts of the Tax Act and reduce the total expected costs of the deemed repatriation tax.
The current year rate was impacted by the enactment of India Finance Act 2020, which resulted in additional net income of $13.5 ($0.06 per share). This included an increase to equity affiliates' income of $33.8, partially offset by an increase to our income tax provision of $20.3 for changes in the future tax costs of repatriated earnings. Refer to Note 18, Income Taxes, to the consolidated financial statements for additional information.
In addition to the items above, the effective tax rate was also impacted by lower benefits from final tax determinations of U.S. and foreign filings in 2020 and benefits from changes in valuation allowance recorded at various entities in 2019, partially offset by higher excess tax benefits on share-based compensation and higher benefits from other changes in foreign tax law in 2020.
The adjusted effective tax rate increased from 19.2% in fiscal year 2019 to 19.9% in fiscal year 2020. This increase was primarily driven by lower benefits from final tax determinations of U.S. and foreign filings in 2020 and benefits from changes in valuation allowance recorded at various entities in 2019. This was partially offset by higher excess tax benefits on share-based compensation and higher benefits from other changes in foreign tax law in 2020.
Segment Analysis
Industrial Gases – Americas

	Nine Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$2,718.5	$2,936.2	($217.7)	(7)%
Operating income	773.5	737.0	36.5	5%
Operating margin	28.5%	25.1%		340 bp
Equity affiliates’ income	62.1	62.1	—	—%
Adjusted EBITDA	1,245.7	1,175.9	69.8	6%
Adjusted EBITDA margin	45.8%	40.0%		580 bp

Sales % Change from Prior Year
Volume	(1)%
Price	3%
Energy and natural gas cost pass-through	(8)%
Currency	(1)%
Total Industrial Gases – Americas Sales Change	(7)%
Sales of $2,718.5 decreased 7%, or $217.7, as lower energy and natural gas cost pass-through of 8%, lower volumes of 1%, and a negative impact from currency of 1% were partially offset by positive pricing of 3%. The pricing improvement was driven by our merchant business. Lower volumes were primarily driven by COVID-19, which began impacting our merchant business at the end of March 2020 and continued through the end of the third quarter. We estimate that COVID-19 had a negative impact of approximately 3% on our year-to-date sales, primarily due to lower merchant volumes. COVID-19 may continue to negatively impact our sales in future periods. The negative impact of COVID-19 was partially offset by positive contributions from the commencement of a long-term hydrogen supply agreement to PBF Energy Inc. from assets we acquired in April.
Operating income of $773.5 increased 5%, or $36.5, primarily due to higher pricing, net of power and fuel costs, of $71, partially offset by lower volumes of $19, higher net operating costs of $11 and unfavorable currency impacts of $5. Operating margin of 28.5% increased 340 bp, primarily due to positive pricing and lower energy and natural gas cost pass-through to customers.
Equity affiliates’ income of $62.1 was flat versus the prior year.

Industrial Gases – EMEA

	Nine Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$1,421.1	$1,513.2	($92.1)	(6)%
Operating income	350.2	351.5	(1.3)	—%
Operating margin	24.6%	23.2%		140 bp
Equity affiliates’ income	50.2	45.8	4.4	10%
Adjusted EBITDA	543.7	537.7	6.0	1%
Adjusted EBITDA margin	38.3%	35.5%		280 bp

Sales % Change from Prior Year
Volume	1%
Price	3%
Energy and natural gas cost pass-through	(5)%
Currency	(2)%
Other(A)	(3)%
Total Industrial Gases – EMEA Sales Change	(6)%
(A)Includes the impact from the modification of a hydrogen supply contract to a tolling arrangement in India in December 2018 (the "India contract modification").
Sales of $1,421.1 decreased 6%, or $92.1, as lower energy and natural gas cost pass-through to customers of 5%, the negative impact from the India contract modification of 3%, and unfavorable currency impacts of 2% were only partially offset by positive pricing of 3% and favorable volumes of 1%. The pricing improvement was attributable to our merchant business. Volume improvements from new projects and demand for hydrogen in our Rotterdam pipeline system were partially offset by negative impacts of COVID-19, which began impacting our merchant business at the end of March 2020 and continued through the end of the third quarter. We estimate that COVID-19 negatively impacted our year-to-date sales by approximately 4%, primarily due to lower merchant volumes. COVID-19 may continue to negatively impact our sales in future periods. The negative currency impact was mainly driven by the Euro.
Operating income of $350.2 was flat as higher pricing, net of power and fuel costs, of $56 was offset by higher costs of $30, lower volumes of $18, and unfavorable currency impacts of $8. Operating margin of 24.6% increased 140 bp, primarily due to favorable pricing, lower energy and natural gas cost pass-through to customers, and the India contract modification, partially offset by unfavorable volume mix and higher costs.
Equity affiliates’ income of $50.2 increased 10%, or $4.4, primarily due to the Jazan Gas Projects Company joint venture.

Industrial Gases – Asia

	Nine Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$2,002.8	$1,931.6	$71.2	4%
Operating income	659.5	632.9	26.6	4%
Operating margin	32.9%	32.8%		10 bp
Equity affiliates’ income	42.4	44.9	(2.5)	(6)%
Adjusted EBITDA	1,000.5	930.5	70.0	8%
Adjusted EBITDA margin	50.0%	48.2%		180 bp

Sales % Change from Prior Year
Volume	4%
Price	2%
Energy and natural gas cost pass-through	—%
Currency	(2)%
Total Industrial Gases – Asia Sales Change	4%
Sales of $2,002.8 increased 4%, or $71.2, as higher volumes of 4% and positive pricing of 2% were partially offset by unfavorable currency impacts of 2%. Volume improvements from a short-term supply contract and new plants were partially offset by negative impacts of COVID-19, which began impacting our merchant business in the second quarter. We estimate that COVID-19 negatively impacted our year-to-date sales by approximately 3%. COVID-19 may continue to negatively impact our sales in future periods. Pricing improved across Asia, driven by our merchant business. The unfavorable currency impact was primarily attributable to the Chinese Renminbi and the South Korean Won. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $659.5 increased 4%, or $26.6, primarily due to positive pricing, net of power and fuel costs, of $39 and favorable net operating costs of $2, partially offset by unfavorable currency impacts of $15. Operating margin of 32.9% increased 10 bp, as positive pricing was mostly offset by unfavorable volume mix.
Equity affiliates’ income of $42.4 decreased 6%, or $2.5, primarily due to COVID-19.
Industrial Gases – Global

	Nine Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$249.5	$179.9	$69.6	39%
Operating loss	(29.6)	(17.9)	(11.7)	(65)%
Adjusted EBITDA	(13.4)	(8.9)	(4.5)	(51)%
Sales of $249.5 increased 39%, or $69.6, primarily due to higher sale of equipment activity. Operating loss of $29.6 increased 65%, or $11.7, as higher project development costs were only partially offset by higher sale of equipment and other project activity.
Corporate and other

	Nine Months Ended
	30 June
	2020	2019	$ Change	% Change
Sales	$144.3	$74.8	$69.5	93%
Operating loss	(110.0)	(136.9)	26.9	20%
Adjusted EBITDA	(94.6)	(123.9)	29.3	24%
Sales of $144.3 increased 93%, or $69.5, primarily due to higher LNG project activity. Operating loss of $110.0 decreased 20%, or $26.9, primarily due to the higher LNG project activity, partially offset by higher business development costs to support our growth strategy.

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

ADJUSTED DILUTED EPS
The table below provides a reconciliation to the most directly comparable GAAP measure for each of the major components used to calculate adjusted diluted EPS from continuing operations, which the Company views as a key performance metric. We believe it is important for the reader to understand the per share impact of our non-GAAP adjustments as management does not consider these impacts when evaluating underlying business performance. The per share impact for each non-GAAP adjustment was calculated independently and may not sum to total adjusted diluted EPS due to rounding.

	Continuing Operations
	Three Months Ended 30 June
Q3 2020 vs. Q3 2019	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2020 GAAP	$539.2	$51.2	$109.3	$446.5	$2.01
2019 GAAP	569.7	56.4	109.3	488.0	2.20
Change GAAP				($41.5)	($0.19)
% Change GAAP				(9)%	(9)%
2020 GAAP	$539.2	$51.2	$109.3	$446.5	$2.01
2020 Non-GAAP Measure ("Adjusted")(A)	$539.2	$51.2	$109.3	$446.5	$2.01

2019 GAAP	$569.7	$56.4	$109.3	$488.0	$2.20
Cost reduction actions	25.5	—	6.7	18.8	0.08
Gain on exchange of equity affiliate investments	(29.1)	—	—	(29.1)	(0.13)
Tax reform repatriation	—	—	(3.2)	3.2	0.02
2019 Non-GAAP Measure ("Adjusted")	$566.1	$56.4	$112.8	$480.9	$2.17
Change Non-GAAP Measure ("Adjusted")				($34.4)	($0.16)
% Change Non-GAAP Measure ("Adjusted")				(7)%	(7)%
(A)There were no non-GAAP adjustments to arrive at adjusted diluted EPS for the three months ended 30 June 2020.

	Continuing Operations
	Nine Months Ended 30 June
2020 vs. 2019	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2020 GAAP	$1,677.4	$197.6	$378.5	$1,414.2	$6.36
2019 GAAP	1,541.2	155.5	348.9	1,256.8	5.68
Change GAAP				$157.4	$0.68
% Change GAAP				13%	12%
2020 GAAP	$1,677.4	$197.6	$378.5	$1,414.2	$6.36
Company headquarters relocation (income) expense	(33.8)	—	(8.2)	(25.6)	(0.12)
India Finance Act 2020	—	(33.8)	(20.3)	(13.5)	(0.06)
2020 Non-GAAP Measure ("Adjusted")	$1,643.6	$163.8	$350.0	$1,375.1	$6.19

2019 GAAP	$1,541.2	$155.5	$348.9	$1,256.8	$5.68
Facility closure	29.0	—	6.9	22.1	0.10
Cost reduction actions	25.5	—	6.7	18.8	0.08
Gain on exchange of equity affiliate investments	(29.1)	—	—	(29.1)	(0.13)
Pension settlement loss(A)	—	—	1.2	3.8	0.02
Tax reform repatriation	—	—	12.4	(12.4)	(0.06)
Tax reform adjustment related to deemed foreign dividends	—	—	(56.2)	56.2	0.25
2019 Non-GAAP Measure ("Adjusted")	$1,566.6	$155.5	$319.9	$1,316.2	$5.94
Change Non-GAAP Measure ("Adjusted")				$58.9	$0.25
% Change Non-GAAP Measure ("Adjusted")				4%	4%
(A)Reflected on the consolidated income statements within "Other non-operating income (expense), net." Fiscal year 2019 includes a before-tax impact of $5.0 for the nine months ended 30 June 2019.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN
We define adjusted EBITDA as net income less income (loss) from discontinued operations, net of tax, and excluding non-GAAP adjustments, which the Company does not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin provide useful metrics for management to assess operating performance. Margins are calculated independently for each period by dividing each line item by consolidated sales for the respective period and may not sum to total margin due to rounding.
Below is a presentation of consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended				Nine Months Ended
	30 June				30 June
	2020		2019		2020		2019
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$2,065.2		$2,224.0		$6,536.2		$6,635.7

Net income and net income margin	$457.1	22.1%	$500.2	22.5%	$1,436.4	22.0%	$1,290.7	19.5%
Less: Loss from discontinued operations, net of tax	—	—%	—	—%	(14.3)	(0.2)%	—	—%
Add: Interest expense	32.1	1.6%	34.2	1.5%	70.1	1.1%	106.9	1.6%
Less: Other non-operating income (expense), net	8.1	0.4%	17.6	0.8%	24.3	0.4%	49.8	0.8%
Add: Income tax provision	109.3	5.3%	109.3	4.9%	378.5	5.8%	348.9	5.3%
Add: Depreciation and amortization	290.6	14.1%	269.1	12.1%	874.5	13.4%	789.2	11.9%
Add: Facility closure	—	—%	—	—%	—	—%	29.0	0.4%
Add: Cost reduction actions	—	—%	25.5	1.2%	—	—%	25.5	0.4%
Less: Gain on exchange of equity affiliate investments	—	—%	29.1	1.3%	—	—%	29.1	0.4%
Less: Company headquarters relocation income (expense)	—	—%	—	—%	33.8	0.5%	—	—%
Less: India Finance Act 2020 - equity affiliate income impact	—	—%	—	—%	33.8	0.5%	—	—%
Adjusted EBITDA and adjusted EBITDA margin	$881.0	42.7%	$891.6	40.1%	$2,681.9	41.0%	$2,511.3	37.8%

2020 vs. 2019
Change GAAP
Net income $ change	($43.1)		$145.7
Net income % change	(9)%		11%
Net income margin change	(40)	bp	250	bp
Change Non-GAAP
Adjusted EBITDA $ change	($10.6)		$170.6
Adjusted EBITDA % change	(1)%		7%
Adjusted EBITDA margin change	260	bp	320	bp

Below is a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 30 June 2020 and 2019:

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
GAAP MEASURES
Three Months Ended 30 June 2020
Operating income (loss)	$248.3		$105.1		$221.9		($13.4)	($22.7)	$539.2	(A)
Operating margin	29.2%		24.5%		34.0%
Three Months Ended 30 June 2019
Operating income (loss)	$262.2		$123.4		$231.4		($9.6)	($41.3)	$566.1	(A)
Operating margin	27.4%		24.9%		34.1%
Operating income (loss) $ change	($13.9)		($18.3)		($9.5)		($3.8)	$18.6
Operating income (loss) % change	(5)%		(15)%		(4)%		(40)%	45%
Operating margin change	180	bp	(40)	bp	(10)	bp
NON-GAAP MEASURES
Three Months Ended 30 June 2020
Operating income (loss)	$248.3		$105.1		$221.9		($13.4)	($22.7)	$539.2	(A)
Add: Depreciation and amortization	142.8		47.3		92.9		2.3	5.3	290.6
Add: Equity affiliates' income	19.9		17.4		11.7		2.2	—	51.2	(B)
Adjusted EBITDA	$411.0		$169.8		$326.5		($8.9)	($17.4)	$881.0
Adjusted EBITDA margin	48.4%		39.5%		50.1%
Three Months Ended 30 June 2019
Operating income (loss)	$262.2		$123.4		$231.4		($9.6)	($41.3)	$566.1	(A)
Add: Depreciation and amortization	126.3		47.8		87.9		2.2	4.9	269.1
Add: Equity affiliates' income	21.7		18.8		14.9		1.0	—	56.4	(B)
Adjusted EBITDA	$410.2		$190.0		$334.2		($6.4)	($36.4)	$891.6
Adjusted EBITDA margin	42.9%		38.4%		49.2%
Adjusted EBITDA $ change	$0.8		($20.2)		($7.7)		($2.5)	$19.0
Adjusted EBITDA % change	—%		(11)%		(2)%		(39)%	52%
Adjusted EBITDA margin change	550	bp	110	bp	90	bp

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
GAAP MEASURE
Nine Months Ended 30 June 2020
Operating income (loss)	$773.5		$350.2		$659.5		($29.6)	($110.0)	$1,643.6	(A)
Operating margin	28.5%		24.6%		32.9%
Nine Months Ended 30 June 2019
Operating income (loss)	$737.0		$351.5		$632.9		($17.9)	($136.9)	$1,566.6	(A)
Operating margin	25.1%		23.2%		32.8%
Operating income (loss) $ change	$36.5		($1.3)		$26.6		($11.7)	$26.9
Operating income (loss) % change	5%		—%		4%		(65)%	20%
Operating margin change	340	bp	140	bp	10	bp
NON-GAAP MEASURE
Nine Months Ended 30 June 2020
Operating income (loss)	$773.5		$350.2		$659.5		($29.6)	($110.0)	$1,643.6	(A)
Add: Depreciation and amortization	410.1		143.3		298.6		7.1	15.4	874.5
Add: Equity affiliates' income	62.1		50.2		42.4		9.1	—	163.8	(B)
Adjusted EBITDA	$1,245.7		$543.7		$1,000.5		($13.4)	($94.6)	$2,681.9
Adjusted EBITDA margin	45.8%		38.3%		50.0%
Nine Months Ended 30 June 2019
Operating income (loss)	$737.0		$351.5		$632.9		($17.9)	($136.9)	$1,566.6	(A)
Add: Depreciation and amortization	376.8		140.4		252.7		6.3	13.0	789.2
Add: Equity affiliates' income	62.1		45.8		44.9		2.7	—	155.5	(B)
Adjusted EBITDA	$1,175.9		$537.7		$930.5		($8.9)	($123.9)	$2,511.3
Adjusted EBITDA margin	40.0%		35.5%		48.2%
Adjusted EBITDA $ change	$69.8		$6.0		$70.0		($4.5)	$29.3
Adjusted EBITDA % change	6%		1%		8%		(51)%	24%
Adjusted EBITDA margin change	580	bp	280	bp	180	bp

(A)The table below reconciles operating income as reflected on our consolidated income statements to total operating income in the table above:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2020	2019	2020	2019
Consolidated operating income	$539.2	$569.7	$1,677.4	$1,541.2
Facility closure	—	—	—	29.0
Cost reduction actions	—	25.5	—	25.5
Gain on exchange of equity affiliate investments	—	(29.1)	—	(29.1)
Company headquarters relocation (income) expense	—	—	(33.8)	—
Total	$539.2	$566.1	$1,643.6	$1,566.6
(B)The table below reconciles equity affiliates' income as reflected on our consolidated income statements to total equity affiliates' income in the table above:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2020	2019	2020	2019
Consolidated equity affiliates' income	$51.2	$56.4	$197.6	$155.5
India Finance Act 2020	—	—	(33.8)	—
Total	$51.2	$56.4	$163.8	$155.5

ADJUSTED EFFECTIVE TAX RATE
The tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense associated with each adjustment and is primarily dependent upon the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

	Three Months Ended 30 June		Nine Months Ended 30 June
	2020	2019	2020	2019
Income Tax Provision	$109.3	$109.3	$378.5	$348.9
Income From Continuing Operations Before Taxes	$566.4	$609.5	$1,829.2	$1,639.6
Effective Tax Rate	19.3%	17.9%	20.7%	21.3%
Income Tax Provision	$109.3	$109.3	$378.5	$348.9
Facility closure	—	—	—	6.9
Cost reduction actions	—	6.7	—	6.7
Company headquarters relocation	—	—	(8.2)	—
India Finance Act 2020	—	—	(20.3)	—
Pension settlement loss	—	—	—	1.2
Tax reform repatriation	—	(3.2)	—	12.4
Tax reform adjustment related to deemed foreign dividends	—	—	—	(56.2)
Adjusted Income Tax Provision	$109.3	$112.8	$350.0	$319.9
Income From Continuing Operations Before Taxes	$566.4	$609.5	$1,829.2	$1,639.6
Facility closure	—	—	—	29.0
Cost reduction actions	—	25.5	—	25.5
Gain on exchange of equity affiliate investments	—	(29.1)	—	(29.1)
Company headquarters relocation (income) expense	—	—	(33.8)	—
India Finance Act 2020 - equity affiliate income impact	—	—	(33.8)	—
Pension settlement loss	—	—	—	5.0
Adjusted Income From Continuing Operations Before Taxes	$566.4	$605.9	$1,761.6	$1,670.0
Adjusted Effective Tax Rate	19.3%	18.6%	19.9%	19.2%

LIQUIDITY AND CAPITAL RESOURCES
Our cash balance and cash flows from operations are our primary sources of liquidity and are generally sufficient to meet our liquidity needs. In addition, we have the flexibility to access capital through a variety of financing activities, including accessing the capital markets, drawing upon our credit facility, or alternatively, accessing the commercial paper markets. During the third quarter, we issued U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $3.8 billion and €1.0 billion ($1.1 billion as of 30 June 2020), respectively. We intend to use the majority of the proceeds to fund growth projects and repay debt maturities through 2021. At this time, we have not utilized, nor do we expect to access, our credit facility for additional liquidity. In addition, we have considered the impacts of COVID-19 on our liquidity and capital resources and do not expect it to impact our ability to meet future liquidity needs.
As of 30 June 2020, we had $1,396.0 of foreign cash and cash items compared to total cash and cash items of $3,921.4. As a result of the Tax Act, we currently do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon subsequent repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.

Our cash flows from operating, investing, and financing activities, as reflected on the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended
	30 June
Cash provided by (used for)	2020	2019
Operating activities	$2,013.2	$2,003.4
Investing activities	(4,330.9)	(1,435.5)
Financing activities	4,005.5	(660.8)

Operating Activities
For the first nine months of fiscal year 2020, cash provided by operating activities was $2,013.2. Income from continuing operations of $1,414.2 was adjusted for items including depreciation and amortization, deferred income taxes, undistributed earnings of unconsolidated affiliates, gains on sale of assets and investments, share-based compensation, and noncurrent lease receivables. We recorded a net benefit of $13.5 on our consolidated income statements related to an India tax law change during the second quarter. This net benefit, which is further discussed in Note 18, Income Taxes, to the consolidated financial statements, increased "Undistributed earnings of unconsolidated affiliates" by $33.8 and increased "Deferred income taxes" by $20.3. The "Gain on sale of assets and investments" of $36.9 includes a gain of $33.8 related to the sale of property at our current corporate headquarters. Refer to Note 19, Supplemental Information, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $503.7, primarily driven by $184.7 from payables and accrued liabilities, $164.3 from other working capital, and $106.2 from trade receivables, less allowances. The use within "Other working capital" was primarily due to timing of tax payments and a taxable benefit as a result of the assets acquired from PBF Energy, Inc. The use of cash within "Payables and accrued liabilities" included $56.4 from the maturities of forward exchange contracts that hedged foreign currency exposures and a $39.5 decrease in accrued incentive compensation due to payments on the 2019 annual incentive compensation plan.
For the first nine months of fiscal year 2019, cash provided by operating activities was $2,003.4 which includes income from continuing operations of $1,256.8. The working capital accounts were a use of cash of $186.4, primarily driven by $139.5 from trade receivables and $94.8 from payables and accrued liabilities. The use of cash within "Payables and accrued liabilities" was primarily driven by a $42.2 decrease in accrued utilities and a $33.5 decrease in accrued incentive compensation due to payments on the 2018 plan. The decrease in accrued utilities was primarily driven by a contract modification to a tolling arrangement in India and lower utility cost in the Industrial Gases – Americas segment.
Cash paid for income taxes, net of cash refunds, was $329.6 and $250.8 for the nine months ended 30 June 2020 and 2019, respectively.
Investing Activities
For the first nine months of fiscal year 2020, cash used for investing activities was $4,330.9. Payments for additions to plant and equipment, including long-term deposits, were $2,045.2. This includes the acquisition of five operating hydrogen production plants from PBF Energy Inc. for $580 during the third quarter. Refer to Note 6, Acquisitions, for additional information. Purchases of investments of $2,515.5 relate to time deposits and treasury securities with terms greater than three months and less than one year and exceeded proceeds from investments of $177.0. Proceeds from sale of assets and investments of $74.3 includes net proceeds of $44.1 related to the sale of property at our current corporate headquarters in the second quarter.
For the first nine months of fiscal year 2019, cash used for investing activities was $1,435.5. Payments for additions to plant and equipment, including long-term deposits, were $1,507.6. Cash paid for acquisitions, less cash acquired, was $107.0. For additional information, refer to Note 6, Acquisitions, to the consolidated financial statements. Proceeds from investments of $190.5 resulted from maturities of time deposits with original terms greater than three months but less than one year.

Capital expenditures is a non-GAAP measure that we define as cash flows for Additions to plant and equipment, including long-term deposits, Acquisitions (less cash acquired), and Investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2020	2019
Cash used for investing activities	$4,330.9	$1,435.5
Proceeds from sale of assets and investments	74.3	8.8
Purchases of investments	(2,515.5)	(5.3)
Proceeds from investments	177.0	190.5
Other investing activities	2.9	0.8
Capital Expenditures	$2,069.6	$1,630.3
The components of our capital expenditures are detailed in the table below:

	Nine Months Ended
	30 June
	2020	2019
Additions to plant and equipment, including long-term deposits	$2,045.2	$1,507.6
Acquisitions, less cash acquired	—	107.0
Investment in and advances to unconsolidated affiliates	24.4	15.7
Capital Expenditures	$2,069.6	$1,630.3

Due to the significant uncertainty that remains regarding the duration of the COVID-19 crisis, the pace of recovery, and its negative impact on the global economy, we are not providing capital expenditure guidance for fiscal year 2020. Previously disclosed capital expenditure guidance should no longer be relied upon. We are monitoring our projects to determine whether capital spending and project onstream timing may be delayed for those currently under construction.
Investing Activities – Subsequent Event
We completed three acquisitions on 1 July 2020 for an aggregate purchase price, net of cash acquired, of approximately $190. The largest of these acquisitions was the purchase of a business in Israel that primarily offers merchant gas products. This acquisition will be accounted for as a business combination, and the results of the business will be consolidated within our Industrial Gases – EMEA segment.
Financing Activities
For the first nine months of fiscal year 2020, cash provided by financing activities was $4,005.5. We successfully accessed the debt markets in April 2020 to support opportunities for growth projects. Long-term debt proceeds of $4,895.7, as further discussed below under "Financing and Capital Structure," were partially offset by dividend payments to shareholders of $807.6. Other financing activities of $54.4 included financing charges associated with the third quarter debt issuance.
For the first nine months of fiscal year 2019, cash used for financing activities was $660.8 and primarily included dividend payments to shareholders of $738.4, partially offset by proceeds from stock option exercises of $63.3.
Financing and Capital Structure
Capital needs for the first nine months of fiscal year 2020 were satisfied primarily with cash from operations. Total debt as of 30 June 2020 and 30 September 2019, expressed as a percentage of total capitalization (total debt plus total equity), was 40.5% and 22.6%, respectively. Total debt increased from $3,326.0 at 30 September 2019 to $8,197.7 at 30 June 2020 due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter. For additional information, refer to Note 12, Debt, to the consolidated financial statements. The current year total debt balance includes $362.0 of related party debt associated with the Lu'An joint venture.

We have a $2,300.0 revolving credit agreement with a syndicate of banks (the "Credit Agreement”) maturing 31 March 2022. Under the Credit Agreement, senior unsecured debt is available to both the Company and certain of its subsidiaries. The Credit Agreement provides a source of liquidity for the Company and supports its commercial paper program. The Company’s only financial covenant is a maximum ratio of total debt to total capitalization no greater than 70%. No borrowings were outstanding under the Credit Agreement as of 30 June 2020 or 30 September 2019.
There were no outstanding commitments maintained by our foreign subsidiaries as of 30 June 2020.
As of 30 June 2020, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. During the first nine months of fiscal year 2020, we did not purchase any of our outstanding shares. At 30 June 2020, $485.3 in share repurchase authorization remained.
Dividends
On 16 July 2020, the Board of Directors declared a quarterly dividend of $1.34 per share. The dividend is payable on 9 November 2020 to shareholders of record at the close of business on 1 October 2020.

CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations.
During the third quarter of fiscal year 2020, Air Products issued U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $3.8 billion and €1.0 billion ($1.1 billion as of 30 June 2020), respectively. For additional information, refer to Note 12, Debt, to the consolidated financial statements.
Additionally, our unconditional purchase obligations increased from approximately $8.3 billion as of 30 September 2019 to approximately $10.2 billion as of 30 June 2020. The increase was primarily related to the extension of an existing helium contract and increases to our obligations for purchases of plant and equipment. For additional information, refer to Note 14, Commitments and Contingencies, to the consolidated financial statements.
There have been no other material changes to our contractual obligations since 30 September 2019.

PENSION BENEFITS
For the nine months ended 30 June 2020 and 2019, net periodic pension cost was $3.2 and $22.1, respectively. We recognized service-related costs of $35.5 and $31.3, respectively, on our consolidated income statements within operating income. The non-service related benefits of $32.3 and $9.2 were included in "Other non-operating income (expense), net" for the nine months ended 30 June 2020 and 2019, respectively. The decrease in pension expense in fiscal year 2020 resulted from lower interest cost and higher expected return on assets, partially offset by higher loss amortization, primarily due to the impact of lower discount rates. The amount of service costs capitalized in the first nine months of fiscal years 2020 and 2019 were not material.
For the nine months ended 30 June 2020 and 2019, we recognized pension settlement losses of $1.8 and $6.3, respectively, to accelerate recognition of a portion of actuarial gains and losses deferred in accumulated other comprehensive loss. These losses are included within "Other non-operating income (expense), net" on our consolidated income statements. Pension settlement losses in fiscal years 2020 and 2019 were primarily associated with the U.S. supplementary pension plan. We expect total pension settlement losses of approximately $5 to $10 in fiscal year 2020.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2020 and 2019, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $24.6 and $31.0, respectively. Total contributions for fiscal year 2020 are expected to be approximately $30 to $40. We do not expect COVID-19 to impact our contribution forecast for fiscal year 2020. During fiscal year 2019, total contributions were $40.2.
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

RELATED PARTY TRANSACTIONS
See Note 19, Supplemental Information, to the consolidated financial statements for information concerning activity with our related parties.

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
There have been no changes to our accounting policies or estimates during the first nine months of fiscal year 2020 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
While our results of operations have been negatively affected by COVID-19 as of and for the three and nine months ended 30 June 2020, there has been no triggering event that would require interim impairment testing for any of our asset groups, indefinite-lived intangible assets, or reporting units that contain goodwill. We will continue to evaluate the nature and extent of these impacts on our business and any impact they may have on management's estimates, particularly those for our Latin America reporting unit. The duration and severity of the outbreak and its long-term impact on our business is uncertain at this time.

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
Our net financial instrument position increased from a liability of $3,239.1 at 30 September 2019 to a liability of $8,325.1 at 30 June 2020 due to the issuance of U.S. Dollar- and Euro-denominated long-term debt. See Note 12, Debt, for additional information.
Interest Rate Risk
Our debt portfolio as of 30 June 2020, including the effect of currency and interest rate swap agreements, was composed of 90% fixed-rate debt and 10% variable-rate debt. Our debt portfolio as of 30 September 2019, including the effect of currency and interest rate swap agreements, was composed of 74% fixed-rate debt and 26% variable-rate debt. The increase in fixed rate debt is the result of the U.S. Dollar- and Euro-denominated notes issued during the third quarter of fiscal year 2020.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2020, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $762 and $75 in the net liability position of financial instruments at 30 June 2020 and 30 September 2019, respectively. A 100 bp decrease in market interest rates would result in an increase of $914 and $80 in the net liability position of financial instruments at 30 June 2020 and 30 September 2019. The longer tenors and increased principal associated with the U.S. Dollar- and Euro-denominated notes issued during the third quarter of fiscal year 2020 created a higher sensitivity to market interest rates.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2019.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 30 June 2020, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $319 and $326 in the net liability position of financial instruments at 30 June 2020 and 30 September 2019, respectively.
COVID-19 Risks and Uncertainties
Refer to Item 1A. Risk Factors within this Quarterly Report on Form 10-Q for additional discussion of current and potential risks of COVID-19 on our business and financial performance.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of 30 June 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2020, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The COVID-19 global pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. These factors have led to reduced demand for industrial gas products, particularly in our merchant business. We expect demand to continue to be impacted as well as the timing of certain planned maintenance activities. In addition, COVID-19 may result in reduced sales in our other businesses, lower returns for certain of our projects, and the potential delay or cancellation of certain projects in our pipeline. In addition, we are monitoring the health of our employees and certain of our employees, including those based at our headquarters, are working remotely in accordance with health safety guidance and applicable governmental orders. Action by health or other governmental authorities requiring the closure of our facilities or recommending other physical distancing could negatively impact our business and those of our service providers and customers. Although we have business continuity and other safeguards in place, we cannot be certain that they will be fully effective for extended periods of time. As the pandemic and responses to it continue to evolve we may experience further adverse impacts on our operations, including increased costs under our existing debt arrangements, and our ability to access capital on favorable terms, or at all, may be impaired. In addition, we may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease-causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material.
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
	(4)	Instruments defining the rights of securities holders, including indentures

4.1
Indenture, dated 30 April 2020, between Air Products and Chemicals, Inc. and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated 30 April 2020).

	4.2	Form of Officer’s Certificate setting forth the terms and forms of the U.S. Notes Issued on 30 April 2020 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated 30 April 2020).

	4.3	Form of Officer’s Certificate setting forth the terms and forms of the Eurobonds Issued on 5 May 2020 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated 30 April 2020).

	4.4	Form of 1.500% Notes due 2025 (included in Exhibit 4.2).

	4.5	Form of 1.850% Notes due 2027 (included in Exhibit 4.2).

	4.6	Form of 2.050% Notes due 2030 (included in Exhibit 4.2).

	4.7	Form of 2.700% Notes due 2040 (included in Exhibit 4.2).

	4.8	Form of 2.800% Notes due 2050 (included in Exhibit 4.2).

	4.9	Form of 0.500% Notes due 2028 (included in Exhibit 4.3).

	4.10	Form of 0.800% Notes due 2032 (included in Exhibit 4.3).

	(10)	Material contracts

10.1
Amendment to Employment Agreement, dated 21 May 2020, between Air Products and Chemicals, Inc. and Seifollah Ghasemi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated 21 May 2020.)

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

Air Products and Chemicals, Inc.
(Registrant)

Date: 23 July 2020	By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer