Form 10-Q
period 2020-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2021-02-04
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2020 was 221,276,890.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2020

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
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the year ended 30 September 2020. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars, except for share and per share data)	2020	2019
Sales	$2,375.2	$2,254.7
Cost of sales	1,632.4	1,486.6
Selling and administrative	202.7	201.7
Research and development	23.5	17.7
Other income (expense), net	22.5	12.3
Operating Income	539.1	561.0
Equity affiliates' income	69.3	58.2
Interest expense	36.7	18.7
Other non-operating income (expense), net	18.6	9.1
Income From Continuing Operations Before Taxes	590.3	609.6
Income tax provision	113.9	120.7
Income From Continuing Operations	476.4	488.9
Income from discontinued operations, net of tax	10.3	—
Net Income	486.7	488.9
Net income attributable to noncontrolling interests of continuing operations	4.7	13.3
Net Income Attributable to Air Products	$482.0	$475.6

Net Income Attributable to Air Products
Net income from continuing operations	$471.7	$475.6
Net income from discontinued operations	10.3	—
Net Income Attributable to Air Products	$482.0	$475.6

Per Share Data*
Basic EPS from continuing operations	$2.13	$2.15
Basic EPS from discontinued operations	0.05	—
Basic EPS Attributable to Air Products	$2.18	$2.15
Diluted EPS from continuing operations	$2.12	$2.14
Diluted EPS from discontinued operations	0.05	—
Diluted EPS Attributable to Air Products	$2.17	$2.14

Weighted Average Common Shares (in millions)
Basic	221.5	220.9
Diluted	222.6	222.2
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2020	2019
Net Income	$486.7	$488.9
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($24.2) and ($10.8)	415.7	264.0
Net gain (loss) on derivatives, net of tax of $2.7 and $2.6	13.8	22.1
Reclassification adjustments:
Derivatives, net of tax of ($0.8) and ($0.8)	(1.3)	(3.6)
Pension and postretirement benefits, net of tax of $5.9 and $6.5	18.3	19.7
Total Other Comprehensive Income	446.5	302.2
Comprehensive Income	933.2	791.1
Net Income Attributable to Noncontrolling Interests	4.7	13.3
Other Comprehensive Income Attributable to Noncontrolling Interests	19.7	15.2
Comprehensive Income Attributable to Air Products	$908.8	$762.6

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of dollars, except for share and per share data)	2020	2020
Assets
Current Assets
Cash and cash items	$5,788.0	$5,253.0
Short-term investments	412.0	1,104.9
Trade receivables, net	1,419.7	1,274.8
Inventories	422.9	404.8
Prepaid expenses	178.5	164.5
Other receivables and current assets	588.7	482.9
Total Current Assets	8,809.8	8,684.9
Investment in net assets of and advances to equity affiliates	1,520.4	1,432.2
Plant and equipment, at cost	26,308.1	25,176.2
Less: accumulated depreciation	13,791.0	13,211.5
Plant and equipment, net	12,517.1	11,964.7
Goodwill, net	923.9	891.5
Intangible assets, net	452.5	435.8
Noncurrent lease receivables	816.2	816.3
Other noncurrent assets	1,048.2	943.1
Total Noncurrent Assets	17,278.3	16,483.6
Total Assets	$26,088.1	$25,168.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$1,962.2	$1,833.2
Accrued income taxes	108.4	105.8
Short-term borrowings	9.2	7.7
Current portion of long-term debt	906.1	470.0
Total Current Liabilities	2,985.9	2,416.7
Long-term debt	6,779.1	7,132.9
Long-term debt – related party	312.5	297.2
Other noncurrent liabilities	1,935.7	1,916.0
Deferred income taxes	1,003.0	962.6
Total Noncurrent Liabilities	10,030.3	10,308.7
Total Liabilities	13,016.2	12,725.4
Commitments and Contingencies - See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2021 and 2020 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,083.0	1,094.8
Retained earnings	15,060.5	14,875.7
Accumulated other comprehensive loss	(1,713.3)	(2,140.1)
Treasury stock, at cost (2021 - 28,178,694 shares; 2020 - 28,438,125 shares)	(1,996.0)	(2,000.0)
Total Air Products Shareholders’ Equity	12,683.6	12,079.8
Noncontrolling Interests	388.3	363.3
Total Equity	13,071.9	12,443.1
Total Liabilities and Equity	$26,088.1	$25,168.5
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2020	2019
Operating Activities
Net income	$486.7	$488.9
Less: Net income attributable to noncontrolling interest of continuing operations	4.7	13.3
Net income attributable to Air Products	482.0	475.6
Income from discontinued operations	(10.3)	—
Income from continuing operations attributable to Air Products	471.7	475.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	323.7	289.2
Deferred income taxes	47.6	24.4
Undistributed earnings of equity method investments	(10.8)	(26.2)
Gain on sale of assets and investments	(1.1)	(1.1)
Share-based compensation	9.8	13.9
Noncurrent lease receivables	21.9	23.5
Other adjustments	19.3	30.8
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(44.1)	0.9
Inventories	(9.9)	(8.4)
Other receivables	(30.1)	1.4
Payables and accrued liabilities	24.2	(115.4)
Other working capital	(47.5)	(41.6)
Cash Provided by Operating Activities	774.7	667.0
Investing Activities
Additions to plant and equipment, including long-term deposits	(664.2)	(447.7)
Investment in and advances to equity method investments	(20.0)	(7.1)
Proceeds from sale of assets and investments	2.6	15.2
Purchases of investments	(158.5)	—
Proceeds from investments	855.0	177.0
Other investing activities	3.3	1.9
Cash Provided by (Used for) Investing Activities	18.2	(260.7)
Financing Activities
Payments on long-term debt	(1.1)	(2.8)
Net increase (decrease) in commercial paper and short-term borrowings	4.5	(10.4)
Dividends paid to shareholders	(296.2)	(255.7)
Proceeds from stock option exercises	1.6	5.5
Other financing activities	(15.9)	(6.9)
Cash Used for Financing Activities	(307.1)	(270.3)
Effect of Exchange Rate Changes on Cash	49.2	21.4
Increase in cash and cash items	535.0	157.4
Cash and Cash items – Beginning of Year	5,253.0	2,248.7
Cash and Cash Items – End of Period	$5,788.0	$2,406.1
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended
	31 December 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	482.0	—	—	482.0	4.7	486.7
Other comprehensive income (loss)	—	—	—	426.8	—	426.8	19.7	446.5
Dividends on common stock (per share $1.34)	—	—	(296.5)	—	—	(296.5)	—	(296.5)
Share-based compensation	—	10.3	—	—	—	10.3	—	10.3
Issuance of treasury shares for stock option and award plans	—	(21.0)	—	—	4.0	(17.0)	—	(17.0)
Investments by noncontrolling interests	—	—	—	—	—	—	0.6	0.6
Other equity transactions	—	(1.1)	(0.7)	—	—	(1.8)	—	(1.8)
Balance at 31 December 2020	$249.4	$1,083.0	$15,060.5	($1,713.3)	($1,996.0)	$12,683.6	$388.3	$13,071.9

	Three Months Ended
	31 December 2019
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
Net income	—	—	475.6	—	—	475.6	13.3	488.9
Other comprehensive income (loss)	—	—	—	287.0	—	287.0	15.2	302.2
Dividends on common stock (per share $1.16)	—	—	(256.0)	—	—	(256.0)	—	(256.0)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	13.9	—	—	—	13.9	—	13.9
Issuance of treasury shares for stock option and award plans	—	(18.5)	—	—	6.1	(12.4)	—	(12.4)
Investments by noncontrolling interests	—	—	—	—	—	—	11.9	11.9
Other equity transactions	—	(4.6)	(1.1)	—	—	(5.7)	—	(5.7)
Balance at 31 December 2019	$249.4	$1,061.7	$14,356.9	($2,088.6)	($2,023.4)	$11,556.0	$373.8	$11,929.8
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars unless otherwise indicated, except for share and per share data)

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Basis of Presentation
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
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2020 ( the "2020 Form 10-K"). Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
COVID-19 Risks and Uncertainties
The novel strain of coronavirus ("COVID-19"), which was declared a global pandemic by the World Health Organization in March 2020, continues to impact our business operations and results globally. Due to numerous uncertainties, including the duration and severity of the outbreak, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results.
Major Accounting Policies
Refer to our 2020 Form 10-K for a description of major accounting policies. In fiscal year 2021, accounting policies related to customer credit losses were impacted by the implementation of certain new accounting guidance, as further discussed below and in Note 2, New Accounting Guidance. There were no other notable changes to our accounting policies during the first three months of fiscal year 2021.
Credit Losses
We are exposed to credit losses through sales of products and services. When extending credit, we evaluate customer creditworthiness based on a combination of qualitative and quantitative factors that include, but are not limited to, the customer’s credit score from external providers, financial condition, and past payment experience.
We assess allowances for credit losses on our trade receivables and lease receivable portfolios. Allowances are evaluated by portfolio on a collective basis where similar characteristics exist. A provision for customer defaults is made on a general formula basis as the risk of some default is expected but cannot yet be associated with specific customers. The assessment of the likelihood of default is based on various factors, including the length of time the receivables are past due, historical experience, existing economic conditions, and forward-looking information. When we identify specific customers with known collectability issues, the assessment for credit losses is performed on an individual basis, considering current and forward-looking information of the customer.
The use of forward-looking information considers economic conditions that may affect the customers’ ability to pay. Although we historically have not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. We review our reserves for credit losses on a quarterly basis.

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses.
Changes to the carrying amount of the allowance for credit losses on trade receivables are summarized below:

Balance at 30 September 2020	$23.9
Adoption of new credit losses standard	0.5
Provision for credit losses	1.0
Write-offs charged against the allowance	(0.8)
Currency translation and other	1.6
Balance at 31 December 2020	$26.2

Lease receivables, net, primarily relate to sales-type leases on certain on-site assets which are collected over the contract term. As of 31 December 2020 and 30 September 2020, our lease receivables, net were $903.9 and $903.0, respectively. Lease receivables, net, are primarily included within "Noncurrent lease receivables" on our consolidated balance sheets, with the remaining balance in "Other receivables and current assets." The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. Allowances for credit losses on lease receivables were not material as of 31 December 2020 and 30 September 2020, respectively.

2. NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2021
Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the previous guidance, which delayed recognition of a credit loss until it was probable that a loss had been incurred. We adopted this guidance on 1 October 2020 using a modified retrospective approach with an after-tax cumulative-effect adjustment of $1.3 to retained earnings. Refer to Note 1, Basis of Presentation and Major Accounting Policies, for a description of our accounting policy on “Credit Losses."
Cloud Computing Implementation Costs
In August 2018, the FASB issued guidance which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. We adopted this guidance prospectively at the beginning of fiscal year 2021. Eligible implementation costs previously capitalized in "Plant and equipment, net" were reclassified to "Other noncurrent assets" on our consolidated balance sheets beginning in fiscal year 2021. This guidance did not have a material impact on our consolidated financial statements upon adoption.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued an update to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. We adopted this guidance at the beginning of fiscal year 2021. This guidance did not have a material impact on our consolidated financial statements upon adoption.
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

3. REVENUE RECOGNITION
The majority of our revenue is generated from our sale of gas customers within the Industrial Gases regional segments. We distribute gases through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. The Industrial Gases – Global and the Corporate and other segments serve our sale of equipment customers.
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reporting segments for the three months ended 31 December 2020 and 2019. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Three Months Ended 31 December 2020
On-site	$541.3	$188.7	$414.9	$—	$—	$1,144.9	48%
Merchant	391.7	374.3	302.6	—	—	1,068.6	45%
Sale of Equipment	—	—	—	104.5	57.2	161.7	7%
Total	$933.0	$563.0	$717.5	$104.5	$57.2	$2,375.2	100%

Three Months Ended 31 December 2019
On-site	$534.5	$171.4	$418.3	$—	$—	$1,124.2	50%
Merchant	401.7	327.3	274.5	—	—	1,003.5	44%
Sale of Equipment	—	—	—	92.6	34.4	127.0	6%
Total	$936.2	$498.7	$692.8	$92.6	$34.4	$2,254.7	100%

Remaining Performance Obligations
As of 31 December 2020, the transaction price allocated to remaining performance obligations is estimated to be approximately $23 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

	Balance Sheet Location	31 December 2020	30 September 2020
Assets
Contract assets – current	Other receivables and current assets	$64.9	$55.9
Contract fulfillment costs – current	Other receivables and current assets	140.9	109.9
Liabilities
Contract liabilities – current	Payables and accrued liabilities	434.0	313.8
Contract liabilities – noncurrent	Other noncurrent liabilities	58.8	57.9
Changes to our contract balances primarily relate to our sale of equipment contracts. During the three months ended 31 December 2020, we recognized approximately $85 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2020.

4. DISCONTINUED OPERATIONS
In the first quarter of fiscal year 2021, we recorded a tax benefit of $10.3 as a component of discontinued operations. This benefit primarily resulted from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017. The benefit is reflected within "Income from discontinued operations, net of tax" on our consolidated income statement for the three months ended 31 December 2020. The settlement did not have an impact on our statement of cash flows for the first three months of fiscal year 2021.

5. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2020	2020
Finished goods	$147.7	$134.5
Work in process	23.3	21.3
Raw materials, supplies and other	251.9	249.0
Inventories	$422.9	$404.8

6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2020 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2020	$152.6	$524.1	$180.4	$19.5	$14.9	$891.5
Currency translation and other	5.1	22.8	4.1	0.4	—	32.4
Goodwill, net at 31 December 2020	$157.7	$546.9	$184.5	$19.9	$14.9	$923.9

	31 December	30 September
	2020	2020
Goodwill, gross	$1,298.5	$1,230.2
Accumulated impairment losses(A)	(374.6)	(338.7)
Goodwill, net	$923.9	$891.5
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2020 is 2.6 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2020		30 September 2020
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$2,752.9	0.4	$2,842.1	0.5
Net investment hedges	694.9	3.5	636.6	3.8
Not designated	947.8	0.3	1,685.2	0.3
Total Forward Exchange Contracts	$4,395.6	0.9	$5,163.9	0.8

The decrease in the notional value of forward exchange contracts that are not designated is primarily due to maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,306.9 million ($1,596.4) at 31 December 2020 and €1,288.7 million ($1,510.8) at 30 September 2020. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2020, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2020				30 September 2020
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$200.0	LIBOR	2.76%	0.8	$200.0	LIBOR	2.76%	1.1
Cross currency interest rate swaps (net investment hedge)	$205.6	4.30%	3.13%	3.0	$201.6	4.27%	3.12%	3.2
Cross currency interest rate swaps (cash flow hedge)	$1,099.6	4.85%	2.94%	2.5	$1,057.9	4.83%	2.98%	2.5
Cross currency interest rate swaps (not designated)	$8.8	5.39%	3.54%	2.9	$12.8	5.39%	3.54%	3.2

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
Balance Sheet Location	31 December 2020	30 September 2020	31 December 2020	30 September 2020
Current portion of long-term debt	$404.2	$—	$4.4	$—
Long-term debt	—	405.4	—	5.7

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December 2020	30 September 2020	Balance Sheet Location	31 December 2020	30 September 2020
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$97.2	$51.1	Payables and accrued liabilities	$42.8	$22.5
Interest rate management contracts	Other receivables and current assets	13.1	14.7	Payables and accrued liabilities	7.2	0.4
Forward exchange contracts	Other noncurrent assets	3.3	0.8	Other noncurrent liabilities	53.9	33.0
Interest rate management contracts	Other noncurrent assets	14.6	44.3	Other noncurrent liabilities	32.7	1.7
Total Derivatives Designated as Hedging Instruments		$128.2	$110.9		$136.6	$57.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$18.4	$31.7	Payables and accrued liabilities	$17.2	$28.0
Forward exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	0.2	—
Interest rate management contracts	Other noncurrent assets	—	0.7	Other noncurrent liabilities	0.1	—
Total Derivatives Not Designated as Hedging Instruments		$18.4	$32.4		$17.5	$28.0
Total Derivatives		$146.6	$143.3		$154.1	$85.6

Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.
The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended 31 December
	2020	2019
Net Investment Hedging Relationships
Forward exchange contracts	($35.9)	($9.1)
Foreign currency debt	(64.2)	(29.9)
Cross currency interest rate swaps	(14.2)	(3.5)
Total Amount Recognized in OCI	(114.3)	(42.5)
Tax effects	28.6	10.2
Net Amount Recognized in OCI	($85.7)	($32.3)

	Three Months Ended 31 December
	2020	2019
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$64.7	$26.3
Forward exchange contracts, excluded components	(2.7)	(4.5)
Other(A)	(45.5)	2.9
Total Amount Recognized in OCI	16.5	24.7
Tax effects	(2.7)	(2.6)
Net Amount Recognized in OCI	$13.8	$22.1
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
The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Other Income (Expense), Net		Interest Expense		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total Amounts Presented in the Consolidated Income Statement in which the Effects of Cash Flow and Fair Value Hedges are Recorded	$2,375.2	$2,254.7	$1,632.4	$1,486.6	$22.5	$12.3	$36.7	$18.7	$18.6	$9.1
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.1	$0.1	($0.1)	($0.2)	$—	$—	$—	$—	($51.6)	($23.4)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	—	—	2.8	4.5
Other:
Amount reclassified from OCI into income(A)	—	—	—	—	—	—	1.4	1.0	45.3	13.6
Total (Gain) Loss Reclassified from OCI to Income	0.1	0.1	(0.1)	(0.2)	—	—	1.4	1.0	(3.5)	(5.3)
Tax effects	—	—	0.2	0.1	—	—	(0.5)	(0.3)	1.1	1.0
Net (Gain) Loss Reclassified from OCI to Income	$0.1	$0.1	$0.1	($0.1)	$—	$—	$0.9	$0.7	($2.4)	($4.3)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$—	$—	($1.3)	($0.9)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	—	—	1.3	0.9	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(A)Other primarily includes interest rate and cross currency interest rate swaps for which excluded components are recognized in “Payables and accrued liabilities” and “Other receivables and current assets” as a component of accrued interest payable and accrued interest receivable, respectively. These excluded components are recorded in “Other non-operating income (expense), net” over the life of the cross-currency interest rate swap.

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2020	2019	2020	2019
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$2.8	$0.2	($1.3)	($0.6)
Other	—	—	0.5	0.4
Total (Gain) Loss Recognized in Income	$2.8	$0.2	($0.8)	($0.2)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2020 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $90.7 and $30.0 as of 31 December 2020 and 30 September 2020, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $69.4 and $76.5 as of 31 December 2020 and 30 September 2020, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The carrying values and fair values of financial instruments were as follows:

	31 December 2020		30 September 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$118.9	$118.9	$83.6	$83.6
Interest rate management contracts	27.7	27.7	59.7	59.7
Liabilities
Derivatives
Forward exchange contracts	$114.1	$114.1	$83.5	$83.5
Interest rate management contracts	40.0	40.0	2.1	2.1
Long-term debt, including current portion and related party	7,997.7	8,477.4	7,900.1	8,278.4
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2020				30 September 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$118.9	$—	$118.9	$—	$83.6	$—	$83.6	$—
Interest rate management contracts	27.7	—	27.7	—	59.7	—	59.7	—
Total Assets at Fair Value	$146.6	$—	$146.6	$—	$143.3	$—	$143.3	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$114.1	$—	$114.1	$—	$83.5	$—	$83.5	$—
Interest rate management contracts	40.0	—	40.0	—	2.1	—	2.1	—
Total Liabilities at Fair Value	$154.1	$—	$154.1	$—	$85.6	$—	$85.6	$—

9. RETIREMENT BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans for the three months ended 31 December 2020 and 2019 were as follows:

	Pension Benefits
	2020		2019
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$5.4	$5.7	$5.8	$5.9
Interest cost	17.2	6.1	22.8	6.2
Expected return on plan assets	(48.6)	(20.2)	(47.2)	(19.5)
Prior service cost amortization	0.3	—	0.3	—
Actuarial loss amortization	19.7	4.6	21.0	4.9
Other	—	0.3	—	0.2
Net Periodic (Benefit) Cost	($6.0)	($3.5)	$2.7	($2.3)

Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2021 and 2020 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the three months ended 31 December 2020 and 2019, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $21.2 and $8.3, respectively. Total contributions for fiscal year 2021 are expected to be approximately $45 to $55. During fiscal year 2020, total contributions were $37.5.
During the three months ended 31 December 2020, we recognized actuarial gain amortization of $0.4 for our other postretirement benefits plan. There was no amortization in fiscal year 2020 as the corridor for the plan was not exceeded.

10. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, intellectual property, regulatory, product liability, and insurance matters. In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $35 at 31 December 2020) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $35 at 31 December 2020) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2020 and 30 September 2020 included an accrual of $83.0 and $84.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $82 to a reasonably possible upper exposure of $96 as of 31 December 2020.
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
Pace
At 31 December 2020, $41.9 of the environmental accrual was related to the Pace facility.
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

During the second quarter of fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility. The review was completed in conjunction with requirements to maintain financial assurance per the Consent Order issued by the FDEP discussed below. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we will require near-term spending to install new groundwater recovery wells and piping, in addition to future capital to consider the extended time horizon for remediation at the site. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in the second quarter of fiscal year 2020. There has been no change to the estimated exposure range related to the Pace facility in fiscal year 2021.
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
Piedmont
At 31 December 2020, $12.2 of the environmental accrual was related to the Piedmont site.
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
Pasadena
At 31 December 2020, $11.4 of the environmental accrual was related to the Pasadena site.
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

Future Lease Obligations
As of 31 December 2020, operating leases that have not yet commenced are estimated to have lease payments totaling approximately $250.

11. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the three months ended 31 December 2020, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. At the annual shareholders meeting held on 28 January 2021, the shareholders approved a new Long-Term Incentive Plan ("LTIP"), which has an authorized pool of 1,500,000 shares available for future grant, plus additional shares underlying awards outstanding on the date the LTIP was adopted but that are not issued.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2020	2019
Before-tax share-based compensation cost	$9.5	$15.4
Income tax benefit	(2.3)	(3.7)
After-tax share-based compensation cost	$7.2	$11.7
Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2021 and 2020 was not material.
Deferred Stock Units
During the three months ended 31 December 2020, we granted 76,747 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2020 and ending 30 September 2023, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $235.48 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	29.9%
Risk-free interest rate	0.2%
Expected dividend yield	2.1%

In addition, during the three months ended 31 December 2020, we granted 99,246 time-based deferred stock units at a weighted average grant-date fair value of $280.51.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2020:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2020	($54.5)	($1,142.8)	($942.8)	($2,140.1)
Other comprehensive income before reclassifications	13.8	415.7	—	429.5
Amounts reclassified from AOCL	(1.3)	—	18.3	17.0
Net current period other comprehensive income	12.5	415.7	18.3	446.5
Amount attributable to noncontrolling interests	4.7	15.0	—	19.7
Balance at 31 December 2020	($46.7)	($742.1)	($924.5)	($1,713.3)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2020	2019
(Gain) Loss on Cash Flow Hedges, net of tax
Sales/Cost of sales	$0.2	$—
Interest expense	0.9	0.7
Other non-operating income (expense), net	(2.4)	(4.3)
Total (Gain) Loss on Cash Flow Hedges, net of tax	($1.3)	($3.6)

Pension and Postretirement Benefits, net of tax(A)	$18.3	$19.7
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 9, Retirement Benefits, for additional information.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	31 December
	2020	2019
Numerator
Net income from continuing operations	$471.7	$475.6
Net income from discontinued operations	10.3	—
Net Income Attributable to Air Products	$482.0	$475.6

Denominator (in millions)
Weighted average common shares — Basic	221.5	220.9
Effect of dilutive securities
Employee stock option and other award plans	1.1	1.3
Weighted average common shares — Diluted	222.6	222.2

Per Share Data*
Basic EPS from continuing operations	$2.13	$2.15
Basic EPS from discontinued operations	0.05	—
Basic EPS Attributable to Air Products	$2.18	$2.15
Diluted EPS from continuing operations	$2.12	$2.14
Diluted EPS from discontinued operations	0.05	—
Diluted EPS Attributable to Air Products	$2.17	$2.14
*EPS is calculated independently for each component and may not sum to total EPS due to rounding.
For the three months ended 31 December 2020 and 2019, there were no antidilutive outstanding share-based awards.

14. INCOME TAXES
Effective Tax Rate
The effective tax rate was 19.3% and 19.8% for the three months ended 31 December 2020 and 2019, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $73.4 and $66.2 for the three months ended 31 December 2020 and 2019, respectively.

15. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $50 and $90 for the three months ended 31 December 2020 and 2019, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2020 and 30 September 2020, our consolidated balance sheets included related party trade receivables of approximately $105 and $95, respectively.
We also have related party debt primarily resulting from the 2018 acquisition of gasification and syngas clean-up assets from our joint venture partner, Lu'An Clean Energy Company, which partially funded the acquisition with a loan to the joint venture. Total related party debt, including the current portion, was $355.5 and $338.5 as of 31 December 2020 and 30 September 2020, respectively.

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
Our reporting segments are:
•Industrial Gases – Americas;
•Industrial Gases – EMEA (Europe, Middle East, and Africa);
•Industrial Gases – Asia;
•Industrial Gases – Global; and
•Corporate and other

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Total
Three Months Ended 31 December 2020
Sales	$933.0	$563.0	$717.5	$104.5	$57.2	$2,375.2	(A)
Operating income (loss)	225.8	141.5	214.8	(4.6)	(38.4)	539.1
Depreciation and amortization	151.8	55.4	107.9	2.6	6.0	323.7
Equity affiliates' income	22.3	25.0	19.9	2.1	—	69.3
Three Months Ended 31 December 2019
Sales	$936.2	$498.7	$692.8	$92.6	$34.4	$2,254.7	(A)
Operating income (loss)	257.2	120.5	228.5	3.6	(48.8)	561.0
Depreciation and amortization	131.8	48.4	101.6	2.4	5.0	289.2
Equity affiliates' income	20.6	19.3	16.9	1.4	—	58.2
Total Assets
31 December 2020	$6,749.8	$4,249.2	$7,274.7	$485.3	$7,329.1	$26,088.1
30 September 2020	6,610.1	3,917.0	6,842.9	397.8	7,400.7	25,168.5
(A)The sales information presented above relates to external customers only. All intersegment sales are eliminated in consolidation. Intersegment sales are generally transacted at market pricing. We generally do not have intersegment sales from our regional industrial gases businesses. Equipment manufactured for our regional industrial gases segments are generally transferred at cost and are not reflected as an intersegment sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this quarterly report. Unless otherwise stated, financial information is presented in millions of dollars, except for per share data. Except for net income, which includes the results of discontinued operations, financial information is presented on a continuing operations basis. Comparisons of our results of operations and liquidity and capital resources are for the first quarter of fiscal years 2021 and 2020. The disclosures provided in this quarterly report are complementary to those made in our 2020 Form 10-K.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, and adjusted effective tax rate, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of these measures are presented beginning on page 35.
COVID-19 Pandemic
The novel strain of coronavirus ("COVID-19"), which was declared a global pandemic by the World Health Organization in March 2020, continues to impact our business operations and results globally. The health and safety policies we implemented at the beginning of the pandemic have allowed us to safely maintain plant operations and reliably supply critical products and services to our customers. As this significant health crisis continues, we remain focused on business continuity while prioritizing the health and well-being of our people.
As further discussed below, COVID-19 negatively impacted our results of operations during the first three months of fiscal year 2021. Given the dynamic nature of these circumstances, we cannot reasonably estimate the future impact on our ongoing business, results of operations, and overall financial performance.

FIRST QUARTER 2021 VS. FIRST QUARTER 2020
FIRST QUARTER 2021 IN SUMMARY
The results below are compared to the first quarter of fiscal year 2020:
•Sales of $2,375.2 increased 5%, or $120.5, due to favorable currency, pricing actions, and higher energy and natural gas cost pass-through to customers.
•Operating income of $539.1 decreased 4%, or $21.9, and operating margin of 22.7% decreased 220 basis points ("bp").
•Net income of $486.7 was flat, and net income margin of 20.5% decreased 120 bp.
•Adjusted EBITDA of $932.1 increased 3%, or $23.7, and adjusted EBITDA margin of 39.2% decreased 110 bp.
•Diluted EPS of $2.12 decreased 1%, or $0.02 per share. We estimate that COVID-19 negatively impacted our first quarter fiscal year 2021 EPS by approximately $0.10-$0.15 per share. A summary table of changes in diluted EPS is presented below. There were no non-GAAP adjustments in the first quarters of fiscal years 2021 or 2020 that impacted diluted EPS.
Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	31 December		Increase
	2020	2019	(Decrease)
Diluted EPS
Total Diluted EPS	$2.17	$2.14	$0.03
Less: Diluted EPS from income from discontinued operations	0.05	—	0.05
Diluted EPS From Continuing Operations	$2.12	$2.14	($0.02)
Operating Impacts
Underlying business
Volume			($0.25)
Price, net of variable costs			0.17
Other costs			(0.06)
Currency			0.06
Total Operating Impacts			($0.08)
Other Impacts
Equity affiliates' income			$0.04
Interest expense			(0.07)
Other non-operating income (expense), net			0.04
Change in effective tax rate			0.01
Noncontrolling interests			0.04
Total Other Impacts			$0.06
Total Change in Diluted EPS From Continuing Operations(A)			($0.02)
(A)Includes an estimated negative impact of approximately $0.10-$0.15 from COVID-19, which includes impacts on our sales and costs.

FIRST QUARTER 2021 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 December
	2020	2019	$ Change	Change
GAAP Measures
Sales	$2,375.2	$2,254.7	$120.5	5%
Operating income	539.1	561.0	(21.9)	(4%)
Operating margin	22.7%	24.9%		(220	bp)
Equity affiliates’ income	69.3	58.2	11.1	19%
Net income	486.7	488.9	(2.2)	—%
Net income margin	20.5%	21.7%		(120	bp)
Non-GAAP Measures
Adjusted EBITDA	$932.1	$908.4	$23.7	3%
Adjusted EBITDA margin	39.2%	40.3%		(110	bp)

Sales

Sales % Change from Prior Year
Volume	(1)%
Price	2%
Energy and natural gas cost pass-through	1%
Currency	3%
Total Consolidated Sales Change	5%

Sales of $2,375.2 increased 5%, or $120.5, as favorable currency impacts of 3%, positive pricing of 2%, and higher energy and natural gas cost pass-through of 1% were partially offset by lower volumes of 1%. Favorable currency was driven by the appreciation of the Chinese Renminbi and the Euro against the U.S. Dollar. Continued focus on pricing actions resulted in price improvement in each of the three regional segments. Volumes declined slightly as new plants, acquisitions, and increased sale-of-equipment activities were more than offset by lower demand from COVID-19 and reduced contribution from the long-term onsite customer in Asia discussed below. We estimate that COVID-19 negatively impacted overall sales by approximately 4%.
Lu’An Clean Energy Company (“Lu’An”), a long-term onsite customer in Asia with which we have a consolidated joint venture, has not restarted its facility following the successful major maintenance work completed at the end of fiscal year 2020. In the first quarter of fiscal year 2021, we agreed with the customer to a short-term reduction in rates until market conditions improve. This reduced sales in our Industrial Gases – Asia segment during the three months ended 31 December 2020. We expect the plant to restart during this fiscal year.
Cost of Sales and Gross Margin
Cost of sales of $1,632.4 increased 10%, or $145.8, due to higher costs attributable to sales volumes of $56, negative currency impacts of $44, higher other costs of $27, including planned maintenance, and higher energy and natural gas cost pass-through to customers of $19. Gross margin of 31.3% decreased 280 bp from 34.1% in the prior year, as the impact of our pricing actions was more than offset by unfavorable volume mix and net operating costs.
Selling and Administrative
Selling and administrative expense of $202.7 was flat as lower travel expenses and incentive compensation were offset by higher spending for business development resources to support our growth strategy. Selling and administrative expense as a percentage of sales decreased to 8.5% from 8.9%.

Research and Development
Research and development expense of $23.5 increased 33%, or $5.8, primarily due to higher product development costs. Research and development expense as a percentage of sales increased to 1.0% from 0.8%.
Other Income (Expense), Net
Other income of $22.5 increased 83%, or $10.2, primarily driven by the settlement of a supply contract.
Operating Income and Operating Margin
Operating income of $539.1 decreased 4%, or $21.9, as lower volumes of $71 and higher net operating costs of $15 were partially offset by positive pricing, net of power and fuel costs, of $46 and favorable currency of $18.
Operating margin of 22.7% decreased 220 bp from 24.9% in the prior year, primarily due to lower volumes, including unfavorable volume mix, partially offset by positive pricing.
Equity Affiliates' Income
Equity affiliates' income of $69.3 increased 19%, or $11.1, primarily due to higher income from affiliates in India, Italy, Mexico, and Saudi Arabia.
Interest Expense

	Three Months Ended
	31 December
	2020	2019
Interest incurred	$42.3	$22.4
Less: Capitalized interest	5.6	3.7
Interest expense	$36.7	$18.7

Interest incurred increased 89%, or $19.9, primarily driven by a higher debt balance due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter of fiscal year 2020. Capitalized interest increased 51%, or $1.9, due to a net increase in the carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $18.6 increased $9.5. We recorded higher non-service pension income in 2021 due to lower interest costs and higher total assets, primarily for our U.S. pension plans. The current year also included favorable foreign exchange impacts. These factors were partially offset by lower interest income on cash and cash items.
Discontinued Operations
In the first quarter of fiscal year 2021, we recorded a tax benefit of $10.3 ($0.05 per share) as a component of discontinued operations. This benefit primarily resulted from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017. The benefit is reflected within "Income from discontinued operations, net of tax" on our consolidated income statement for the three months ended 31 December 2020.
Net Income and Net Income Margin
Net income of $486.7, including net income from discontinued operations of $10.3, was flat. Favorable pricing, positive currency, higher equity affiliates' income, and the income from discontinued operations were partially offset by lower volumes and higher costs, including higher planned maintenance. Net income margin of 20.5% decreased 120 bp from 21.7% in the prior year, primarily due to the lower volumes and higher costs, partially offset by higher pricing.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $932.1 increased 3%, or $23.7, primarily due to favorable pricing, currency, and equity affiliates' income, partially offset by lower volumes and higher costs, including higher planned maintenance. Adjusted EBITDA margin of 39.2% decreased 110 bp from 40.3% in the prior year, primarily due to the lower volumes and higher costs, partially offset by higher pricing.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. The effective tax rate was 19.3% and 19.8% for the first quarters of fiscal years 2021 and 2020, respectively. The lower current year rate includes the impact of an agreement reached with foreign tax authorities that resolved uncertainties related to unrecognized tax benefits, partially offset by reductions in U.S. benefits on foreign derived income and the impact of enacted foreign tax rate changes.
Discussion of Segment Results
Industrial Gases – Americas

	Three Months Ended
	31 December
	2020	2019	$ Change	% Change
Sales	$933.0	$936.2	($3.2)	—%
Operating income	225.8	257.2	(31.4)	(12%)
Operating margin	24.2%	27.5%		(330) bp
Equity affiliates’ income	22.3	20.6	1.7	8%
Adjusted EBITDA	399.9	409.6	(9.7)	(2%)
Adjusted EBITDA margin	42.9%	43.8%		(90) bp

Sales % Change from Prior Year
Volume	(5)%
Price	3%
Energy and natural gas cost pass-through	2%
Currency	—%
Total Industrial Gases – Americas Sales Change	—%

Sales of $933.0 were flat as positive pricing of 3% and higher energy and natural gas cost-pass through of 2% were offset by lower volumes of 5%. The pricing improvement was driven by our merchant business. Lower volumes were driven by lower demand from COVID-19, which began impacting this segment at the end of March 2020. This impact was partially offset by positive contributions from hydrogen assets we acquired in April 2020. Currency was flat versus the prior year.
Operating income of $225.8 decreased 12%, or $31.4. The decrease was primarily driven by lower volumes of $33 and higher net operating costs of $26, which were largely attributable to higher planned maintenance. These factors were partially offset by higher pricing, net of power and fuel costs, of $27. Operating margin of 24.2% decreased 330 bp from 27.5% in the prior year, primarily due to the higher net operating costs and lower volumes, partially offset by higher pricing.
Equity affiliates’ income of $22.3 increased 8%, or $1.7, primarily driven by higher income from affiliates in Mexico.

Industrial Gases – EMEA

	Three Months Ended
	31 December
	2020	2019	$ Change	% Change
Sales	$563.0	$498.7	$64.3	13%
Operating income	141.5	120.5	21.0	17%
Operating margin	25.1%	24.2%		90 bp
Equity affiliates’ income	25.0	19.3	5.7	30%
Adjusted EBITDA	221.9	188.2	33.7	18%
Adjusted EBITDA margin	39.4%	37.7%		170 bp

Sales % Change from Prior Year
Volume	5%
Price	3%
Energy and natural gas cost pass-through	(1)%
Currency	6%
Total Industrial Gases – EMEA Sales Change	13%

Sales of $563.0 increased 13%, or $64.3, as favorable currency of 6%, higher volumes of 5%, and positive pricing of 3% were partially offset by lower energy and natural gas cost-pass through to customers of 1%. Favorable currency was primarily driven by the appreciation of the Euro against the U.S. Dollar. Volumes improved 5% on contributions from our onsite business and the acquisition of an Israeli industrial gas business, primarily offering merchant gas products, in July 2020. These factors were partially offset by lower packaged gas demand from COVID-19, which began impacting this segment at the end of March 2020. The pricing improvement was primarily attributable to our merchant business.
Operating income of $141.5 increased 17%, or $21.0, primarily due to higher pricing, net of power and fuel costs, of $14 and favorable currency of $6. Operating margin of 25.1% increased 90 bp from 24.2% in the prior year, primarily due to favorable pricing, partially offset by unfavorable volume mix.
Equity affiliates’ income of $25.0 increased 30%, or $5.7, primarily due to higher income from affiliates in Saudi Arabia and Italy.
Industrial Gases – Asia

	Three Months Ended
	31 December
	2020	2019	$ Change	% Change
Sales	$717.5	$692.8	$24.7	4%
Operating income	214.8	228.5	(13.7)	(6%)
Operating margin	29.9%	33.0%		(310) bp
Equity affiliates’ income	19.9	16.9	3.0	18%
Adjusted EBITDA	342.6	347.0	(4.4)	(1%)
Adjusted EBITDA margin	47.7%	50.1%		(240) bp

Sales % Change from Prior Year
Volume	(4)%
Price	1%
Energy and natural gas cost pass-through	1%
Currency	6%
Total Industrial Gases – Asia Sales Change	4%

Sales of $717.5 increased 4%, or $24.7, as favorable currency of 6%, positive pricing, primarily on our merchant products, of 1%, and higher energy and natural gas cost pass-through to customers of 1% were partially offset by lower volumes of 4%. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi against the U.S. Dollar. The reduced contribution from Lu'An more than offset volume improvements from new plants, while the merchant business remained stable.
Operating income of $214.8 decreased 6%, or $13.7, primarily due to lower volumes of $33, partially offset by favorable currency of $14 and positive pricing, net of power and fuel costs, of $5. Operating margin of 29.9% decreased 310 bp from 33.0% in the prior year, primarily due to reduced volume contribution from Lu'An.
Equity affiliates’ income of $19.9 increased 18%, or $3.0, primarily due to higher income from an affiliate in India.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	Three Months Ended
	31 December
	2020	2019	$ Change	% Change
Sales	$104.5	$92.6	$11.9	13%
Operating (loss) income	(4.6)	3.6	(8.2)	(228%)
Adjusted EBITDA	0.1	7.4	(7.3)	(99%)

Sales of $104.5 increased 13%, or $11.9, primarily due to higher sale of equipment activity. Despite higher sales, operating loss of $4.6 increased $8.2 from income of $3.6 in the prior year due to higher product development spending. Income from the settlement of a supply contract in the first quarter of 2021 offset income from project activities in the prior year.
Corporate and other
The Corporate and other segment includes our liquefied natural gas ("LNG"), turbo machinery equipment and services, and distribution sale of equipment businesses as well as corporate support functions that benefit all segments. The results of the Corporate and other segment also include income and expense that is not directly associated with the other segments, such as foreign exchange gains and losses.

	Three Months Ended
	31 December
	2020	2019	$ Change	% Change
Sales	$57.2	$34.4	$22.8	66%
Operating loss	(38.4)	(48.8)	10.4	21%
Adjusted EBITDA	(32.4)	(43.8)	11.4	26%

Sales of $57.2 increased 66%, or $22.8, and operating loss of $38.4 decreased 21%, or $10.4, primarily due to higher LNG sale of equipment activity.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, and adjusted effective tax rate. On a segment basis, these measures include adjusted EBITDA and adjusted EBITDA margin. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted diluted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we previously excluded certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future. Readers should also consider the limitations associated with these non-GAAP financial measures, including the potential lack of comparability of these measures from one company to another.
When applicable, the tax impact on our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax impact of our non-GAAP adjustments. These tax impacts are primarily driven by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

ADJUSTED DILUTED EPS
There were no non-GAAP adjustments in the first quarter of fiscal year 2021 or 2020 that impacted diluted EPS.
When applicable, the table below provides a reconciliation to the most directly comparable GAAP measure for each of the major components used to calculate adjusted diluted EPS from continuing operations, which we view as a key performance metric. In periods that we have non-GAAP adjustments, we believe it is important for the reader to understand the per share impact of each such adjustment because management does not consider these impacts when evaluating underlying business performance.

Q1 2021 vs. Q1 2020	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2021 GAAP	$539.1	$69.3	$113.9	$471.7	$2.12
No non-GAAP adjustments	—	—	—	—	—
2021 Non-GAAP Measure ("Adjusted")	$539.1	$69.3	$113.9	$471.7	$2.12

2020 GAAP	$561.0	$58.2	$120.7	$475.6	$2.14
No non-GAAP adjustments	—	—	—	—	—
2020 Non-GAAP Measure ("Adjusted")	$561.0	$58.2	$120.7	$475.6	$2.14
Change GAAP and Non-GAAP Measure ("Adjusted")					($0.02)
% Change GAAP and Non-GAAP Measure ("Adjusted")					(1%)

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended
	31 December
	2020		2019
	$	Margin	$	Margin
Sales	$2,375.2		$2,254.7

Net income and net income margin	$486.7	20.5%	$488.9	21.7%
Less: Income from discontinued operations, net of tax	10.3	0.4%	—	—%
Add: Interest expense	36.7	1.5%	18.7	0.8%
Less: Other non-operating income (expense), net	18.6	0.8%	9.1	0.4%
Add: Income tax provision	113.9	4.8%	120.7	5.4%
Add: Depreciation and amortization	323.7	13.6%	289.2	12.8%
Adjusted EBITDA and adjusted EBITDA margin	$932.1	39.2%	$908.4	40.3%

Q1 2021 vs. Q1 2020
Change GAAP
Net income $ change	($2.2)
Net income % change	—%
Net income margin change	(120)	bp
Change Non-GAAP
Adjusted EBITDA $ change	$23.7
Adjusted EBITDA % change	3%
Adjusted EBITDA margin change	(110)	bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 31 December 2020 and 2019:

Sales	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Q1 2021	$933.0	$563.0	$717.5	$104.5	$57.2	$2,375.2
Q1 2020	936.2	498.7	692.8	92.6	34.4	2,254.7

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
Q1 2021 GAAP Measures
Operating income (loss)	$225.8		$141.5		$214.8		($4.6)	($38.4)	$539.1
Operating margin	24.2%		25.1%		29.9%
Q1 2020 GAAP Measures
Operating income (loss)	$257.2		$120.5		$228.5		$3.6	($48.8)	$561.0
Operating margin	27.5%		24.2%		33.0%
Q1 2021 vs. Q1 2020 Change GAAP
Operating income/loss $ change	($31.4)		$21.0		($13.7)		($8.2)	$10.4
Operating income/loss % change	(12%)		17%		(6%)		(228%)	21%
Operating margin change	(330)	bp	90	bp	(310)	bp

Q1 2021 Non-GAAP Measures
Operating income (loss)	$225.8		$141.5		$214.8		($4.6)	($38.4)	$539.1
Add: Depreciation and amortization	151.8		55.4		107.9		2.6	6.0	323.7
Add: Equity affiliates' income	22.3		25.0		19.9		2.1	—	69.3
Adjusted EBITDA	$399.9		$221.9		$342.6		$0.1	($32.4)	$932.1
Adjusted EBITDA margin	42.9%		39.4%		47.7%
Q1 2020 Non-GAAP Measures
Operating income (loss)	$257.2		$120.5		$228.5		$3.6	($48.8)	$561.0
Add: Depreciation and amortization	131.8		48.4		101.6		2.4	5.0	289.2
Add: Equity affiliates' income	20.6		19.3		16.9		1.4	—	58.2
Adjusted EBITDA	$409.6		$188.2		$347.0		$7.4	($43.8)	$908.4
Adjusted EBITDA margin	43.8%		37.7%		50.1%
Q1 2021 vs. Q1 2020 Change Non-GAAP
Adjusted EBITDA $ change	($9.7)		$33.7		($4.4)		($7.3)	$11.4
Adjusted EBITDA % change	(2%)		18%		(1%)		(99%)	26%
Adjusted EBITDA margin change	(90)	bp	170	bp	(240)	bp

ADJUSTED EFFECTIVE TAX RATE
There were no non-GAAP adjustments in the first quarter of fiscal year 2021 or 2020 that impacted our effective tax rate.
When applicable, the tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax expense associated with each adjustment and is primarily dependent upon the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.

	Three Months Ended 31 December
	2020	2019
Income Tax Provision	$113.9	$120.7
No non-GAAP adjustments	—	—
Adjusted Income Tax Provision	$113.9	$120.7
Income From Continuing Operations Before Taxes	$590.3	$609.6
No non-GAAP adjustments	—	—
Adjusted Income From Continuing Operations Before Taxes	$590.3	$609.6
Effective and Adjusted Effective Tax Rate	19.3%	19.8%

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
As of 31 December 2020, we had $1,376.9 of foreign cash and cash items compared to total cash and cash items of $5,788.0. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
The table below summarizes our cash flows from operating, investing, and financing activities as reflected on the consolidated statements of cash flows:

	Three Months Ended
	31 December
Cash Provided By (Used For)	2020	2019
Operating activities	$774.7	$667.0
Investing activities	18.2	(260.7)
Financing activities	(307.1)	(270.3)

Operating Activities
For the first three months of fiscal year 2021, cash provided by operating activities was $774.7. Income from continuing operations of $471.7 was adjusted for items including depreciation and amortization, deferred income taxes, undistributed earnings of equity method investments, gains on sale of assets and investments, share-based compensation, and noncurrent lease receivables. The working capital accounts were a use of cash of $107.4, primarily driven by $47.5 from other working capital and $44.1 from trade receivables, less allowances. The use within "Other working capital" was primarily due to contract fulfillment costs related to sale of equipment projects. The use of cash within trade receivables, less allowances primarily resulted from increased sale of equipment activity.
For the first three months of fiscal year 2020, cash provided by operating activities was $667.0 which included income from continuing operations of $475.6. The working capital accounts were a use of cash of $163.1, primarily driven by $115.4 from payables and accrued liabilities and $41.6 from other working capital. The use of cash within “Payables and accrued liabilities” was primarily driven by a $45.2 decrease in accrued incentive compensation due to payments on the 2019 annual incentive compensation plan and $24.9 from the maturity of a forward exchange contract that hedged a foreign currency exposure. The use of other working capital was primarily due to an increase in contract assets and contract fulfillment costs associated with revenue generating project activity.

Cash paid for income taxes, net of cash refunds, was $73.4 and $66.2 for the three months ended 31 December 2020 and 2019, respectively.
Investing Activities
For the first three months of fiscal year 2021, cash provided by investing activities was $18.2. Capital expenditures for plant and equipment were $664.2. Proceeds from investments of $855.0 resulted from maturities of time deposits and treasury securities with terms greater than three months and less than one year and exceeded purchases of investments of $158.5.
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
Capital expenditures is a non-GAAP measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2020	2019
Cash (provided by) used for investing activities	($18.2)	$260.7
Proceeds from sale of assets and investments	2.6	15.2
Purchases of investments	(158.5)	—
Proceeds from investments	855.0	177.0
Other investing activities	3.3	1.9
Capital Expenditures	$684.2	$454.8

The components of our capital expenditures are detailed in the table below:

	Three Months Ended
	31 December
	2020	2019
Additions to plant and equipment, including long-term deposits	$664.2	$447.7
Investment in and advances to unconsolidated affiliates	20.0	7.1
Capital Expenditures	$684.2	$454.8

Capital expenditures for the first three months of fiscal year 2021 totaled $684.2 compared to $454.8 for the first three months of fiscal year 2020. The increase was primarily driven by spending on gasification projects. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.
Due to the significant uncertainty that remains regarding the duration of COVID-19, the pace of recovery, and its negative impact on the global economy, we are not providing capital expenditure guidance for fiscal year 2021. We are monitoring our projects to determine whether capital spending and project onstream timing may be delayed for those currently under construction.
Financing Activities
For the first three months of fiscal year 2021, cash used for financing activities was $307.1 and primarily included dividend payments to shareholders of $296.2.
For the first three months of fiscal year 2020, cash used for financing activities was $270.3 and primarily included dividend payments to shareholders of $255.7.

Financing and Capital Structure
Capital needs for the first three months of fiscal year 2021 were satisfied primarily with cash from operations. Total debt increased from $7,907.8 at 30 September 2020 to $8,006.9 at 31 December 2020. The current year total debt balance includes $355.5 of related party debt, primarily associated with the Lu'An joint venture.
We have a $2,300.0 five-year revolving credit agreement with a syndicate of banks (the "Credit Agreement”) maturing 31 March 2022. Under the Credit Agreement, senior unsecured debt is available to us and certain of our subsidiaries. The Credit Agreement provides us a source of liquidity and supports our commercial paper program. Our only financial covenant under the Credit Agreement is a maximum ratio of total debt to total capitalization, or total debt plus total equity, no greater than 70%. Total debt as of 31 December 2020 and 30 September 2020, expressed as a percentage of total capitalization, defined as total debt plus total equity, was 38.0% and 38.9%, respectively.
There were no outstanding commitments maintained by our foreign subsidiaries as of 31 December 2020.
As of 31 December 2020, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares during the first three months of fiscal year 2021. As of 31 December 2020, $485.3 in share repurchase authorization remained.
Dividends
On 28 January 2021, the Board of Directors increased the quarterly dividend on our common stock to $1.50 per share, representing a 12% increase from the previous dividend of $1.34 per share. This is the 39th consecutive year that we have increased our quarterly dividend payment. The dividend is payable on 10 May 2021 to shareholders of record as of 1 April 2021.

CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations.
We entered into additional operating lease commitments in the first quarter of fiscal year 2021 with lease terms that commence after 31 December 2020. Refer to Note 10, Commitments and Contingencies, to the consolidated financial statements for additional information.
There have been no other material changes to our contractual obligations since 30 September 2020.

PENSION BENEFITS
For the three months ended 31 December 2020 and 2019, net periodic pension (benefit) cost was ($9.5) and $0.4, respectively. We recognized service-related costs of $11.4 and $11.9, respectively, on our consolidated income statements within operating income. The non-service related benefits of $20.9 and $11.5 were included in "Other non-operating income (expense), net" for the three months ended 31 December 2020 and 2019, respectively. The increase to pension income in fiscal year 2021 from an expense in fiscal year 2020 resulted from lower interest cost and higher total assets. The amount of service costs capitalized in the first three months of fiscal years 2021 and 2020 were not material.
We expect total pension settlement losses of approximately $0 to $5 in fiscal year 2021.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2020 and 2019, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $21.2 and $8.3, respectively. Total contributions for fiscal year 2021 are expected to be approximately $45 to $55. We do not expect COVID-19 to impact our contribution forecast for fiscal year 2021. During fiscal year 2020, total contributions were $37.5.
Refer to Note 9, Retirement Benefits, to the consolidated financial statements for details on pension cost and cash contributions.

COMMITMENTS AND CONTINGENCIES
Refer to Note 10, Commitments and Contingencies, to the consolidated financial statements for information concerning our commitments and contingencies, including litigation and environmental matters.

OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to off-balance sheet arrangements since 30 September 2020. We are not a primary beneficiary in any material variable interest entity. Our off-balance sheet arrangements are not reasonably likely to have a material impact on financial condition, changes in financial condition, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS
See Note 15, Supplemental Information, to the consolidated financial statements for information concerning activity with our related parties.

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
Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from these estimates, the reported results could be materially affected. A description of our major accounting policies, including those identified as critical, is included in our 2020 Form 10-K.
There have been no changes to our accounting policies or estimates during the first three months of fiscal year 2021 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
While our results of operations have been negatively affected by COVID-19 as of and for the three months ended 31 December 2020, there has been no triggering event that would require interim impairment testing for any of our asset groups, reporting units that contain goodwill, indefinite-lived intangible assets, or equity method investments. We will continue to evaluate the nature and extent of COVID-19 impacts on our business and any impact they may have on management's estimates, particularly those for our Latin America business. The duration and severity of the COVID-19 outbreak and its long-term impact on our business is uncertain.

NEW ACCOUNTING GUIDANCE
See Note 2, New Accounting Guidance, to the consolidated financial statements for information concerning the implementation and impact of new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2020 Form 10-K.
Our net financial instrument position increased from a liability of $8,220.7 at 30 September 2020 to a liability of $8,484.9 at 31 December 2020. The increase was due to the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 31 December 2020, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $683 and $711 in the net liability position of financial instruments at 31 December 2020 and 30 September 2020, respectively. A 100 bp decrease in market interest rates would result in an increase of $809 and $846 in the net liability position of financial instruments at 31 December 2020 and 30 September 2020.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2020.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 31 December 2020, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $389 and $360 in the net liability position of financial instruments at 31 December 2020 and 30 September 2020, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2020, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description
	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards.

	10.2	Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	4 February 2021