Form 10-Q
period 2021-06-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2021-08-09
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2021 was 221,364,660.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2021

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding plans, projects, strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:
•the duration and impacts of the COVID-19 global pandemic and efforts to contain its transmission, including the effect of these factors on our business, our customers, economic conditions and markets generally;
•changes in global or regional economic conditions, inflation and supply and demand dynamics in the market segments we serve, or in the financial markets that may affect the availability and terms on which we may obtain financing;
•risks associated with having extensive international operations, including political risks, risks associated with unanticipated government actions and risks of investing in developing markets;
•project delays, contract terminations, customer cancellations, or postponement of projects and sales;
•our ability to develop, operate, and manage costs of large scale and technically complex projects, including gasification projects;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of dollars, except for share and per share data)	2021	2020	2021	2020
Sales	$2,604.7	$2,065.2	$7,481.9	$6,536.2
Cost of sales	1,801.9	1,344.9	5,179.8	4,291.6
Facility closure	—	—	23.2	—
Selling and administrative	213.3	176.9	626.3	580.3
Research and development	23.2	19.9	67.8	56.8
Gain on exchange with joint venture partner	—	—	36.8	—
Company headquarters relocation income (expense)	—	—	—	33.8
Other income (expense), net	10.8	15.7	43.1	36.1
Operating Income	577.1	539.2	1,664.7	1,677.4
Equity affiliates' income	63.2	51.2	202.3	197.6
Interest expense	35.6	32.1	108.4	70.1
Other non-operating income (expense), net	21.1	8.1	56.5	24.3
Income From Continuing Operations Before Taxes	625.8	566.4	1,815.1	1,829.2
Income tax provision	101.7	109.3	337.5	378.5
Income From Continuing Operations	524.1	457.1	1,477.6	1,450.7
Income (Loss) from discontinued operations, net of tax	8.2	—	18.5	(14.3)
Net Income	532.3	457.1	1,496.1	1,436.4
Net income (loss) attributable to noncontrolling interests of continuing operations	(1.3)	10.6	7.4	36.5
Net Income Attributable to Air Products	$533.6	$446.5	$1,488.7	$1,399.9

Net Income Attributable to Air Products
Net income from continuing operations	$525.4	$446.5	$1,470.2	$1,414.2
Net income (loss) from discontinued operations	8.2	—	18.5	(14.3)
Net Income Attributable to Air Products	$533.6	$446.5	$1,488.7	$1,399.9

Per Share Data*
Basic EPS from continuing operations	$2.37	$2.02	$6.63	$6.40
Basic EPS from discontinued operations	0.04	—	0.08	(0.06)
Basic EPS Attributable to Air Products	$2.41	$2.02	$6.72	$6.33
Diluted EPS from continuing operations	$2.36	$2.01	$6.61	$6.36
Diluted EPS from discontinued operations	0.04	—	0.08	(0.06)
Diluted EPS Attributable to Air Products	$2.40	$2.01	$6.69	$6.30

Weighted Average Common Shares (in millions)
Basic	221.6	221.2	221.6	221.1
Diluted	222.5	222.4	222.5	222.3
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.

The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of dollars)	2021	2020
Net Income	$532.3	$457.1
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($3.5) and ($10.2)	128.7	106.9
Net gain (loss) on derivatives, net of tax of $7.1 and $8.1	8.5	23.4
Reclassification adjustments:
Derivatives, net of tax of ($3.9) and ($7.3)	(12.0)	(23.2)
Pension and postretirement benefits, net of tax of $6.1 and $6.4	18.7	19.8
Total Other Comprehensive Income	143.9	126.9
Comprehensive Income	676.2	584.0
Net Income (Loss) Attributable to Noncontrolling Interests	(1.3)	10.6
Other Comprehensive Income Attributable to Noncontrolling Interests	1.4	1.8
Comprehensive Income Attributable to Air Products	$676.1	$571.6

	Nine Months Ended
	30 June
(Millions of dollars)	2021	2020
Net Income	$1,496.1	$1,436.4
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($5.1) and ($9.7)	399.8	(27.3)
Net gain (loss) on derivatives, net of tax of ($3.4) and $16.7	17.1	18.1
Reclassification adjustments:
Derivatives, net of tax of $7.3 and ($13.1)	22.7	(43.8)
Pension and postretirement benefits, net of tax of $17.9 and $19.4	55.3	60.7
Total Other Comprehensive Income	494.9	7.7
Comprehensive Income	1,991.0	1,444.1
Net Income Attributable to Noncontrolling Interests	7.4	36.5
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	36.7	(14.8)
Comprehensive Income Attributable to Air Products	$1,946.9	$1,422.4
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of dollars, except for share and per share data)	2021	2020
Assets
Current Assets
Cash and cash items	$4,291.6	$5,253.0
Short-term investments	1,524.9	1,104.9
Trade receivables, net	1,419.3	1,274.8
Inventories	447.2	404.8
Prepaid expenses	132.3	164.5
Other receivables and current assets	561.5	482.9
Total Current Assets	8,376.8	8,684.9
Investment in net assets of and advances to equity affiliates	1,577.7	1,432.2
Plant and equipment, at cost	27,181.2	25,176.2
Less: accumulated depreciation	14,145.6	13,211.5
Plant and equipment, net	13,035.6	11,964.7
Goodwill, net	931.5	891.5
Intangible assets, net	444.0	435.8
Noncurrent lease receivables	763.8	816.3
Other noncurrent assets	1,122.7	943.1
Total Noncurrent Assets	17,875.3	16,483.6
Total Assets	$26,252.1	$25,168.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,118.4	$1,833.2
Accrued income taxes	78.8	105.8
Short-term borrowings	14.3	7.7
Current portion of long-term debt	485.6	470.0
Total Current Liabilities	2,697.1	2,416.7
Long-term debt	6,892.2	7,132.9
Long-term debt – related party	274.0	297.2
Other noncurrent liabilities	1,819.0	1,916.0
Deferred income taxes	1,078.2	962.6
Total Noncurrent Liabilities	10,063.4	10,308.7
Total Liabilities	12,760.5	12,725.4
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2021 and 2020 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,105.2	1,094.8
Retained earnings	15,400.2	14,875.7
Accumulated other comprehensive loss	(1,681.9)	(2,140.1)
Treasury stock, at cost (2021 - 28,090,924 shares; 2020 - 28,438,125 shares)	(1,990.0)	(2,000.0)
Total Air Products Shareholders’ Equity	13,082.9	12,079.8
Noncontrolling Interests	408.7	363.3
Total Equity	13,491.6	12,443.1
Total Liabilities and Equity	$26,252.1	$25,168.5
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of dollars)	2021	2020
Operating Activities
Net income	$1,496.1	$1,436.4
Less: Net income attributable to noncontrolling interest of continuing operations	7.4	36.5
Net income attributable to Air Products	1,488.7	1,399.9
(Income) Loss from discontinued operations	(18.5)	14.3
Income from continuing operations attributable to Air Products	1,470.2	1,414.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	988.7	874.5
Deferred income taxes	87.0	160.0
Facility closure	23.2	—
Undistributed earnings of equity method investments	(77.8)	(111.0)
Gain on sale of assets and investments	(30.3)	(36.9)
Share-based compensation	34.6	39.4
Noncurrent lease receivables	78.3	69.1
Other adjustments	(26.8)	107.6
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(84.3)	(106.2)
Inventories	(36.4)	(25.3)
Other receivables	53.6	(23.2)
Payables and accrued liabilities	139.8	(184.7)
Other working capital	(110.9)	(164.3)
Cash Provided by Operating Activities	2,508.9	2,013.2
Investing Activities
Additions to plant and equipment, including long-term deposits	(1,847.8)	(2,045.2)
Acquisitions, less cash acquired	(9.8)	—
Investment in and advances to unconsolidated affiliates	(75.9)	(24.4)
Proceeds from sale of assets and investments	30.0	74.3
Purchases of investments	(1,953.8)	(2,515.5)
Proceeds from investments	1,535.2	177.0
Other investing activities	4.1	2.9
Cash Used for Investing Activities	(2,318.0)	(4,330.9)
Financing Activities
Long-term debt proceeds	160.9	4,895.7
Payments on long-term debt	(462.8)	(3.4)
Net increase (decrease) in commercial paper and short-term borrowings	38.7	(48.0)
Dividends paid to shareholders	(924.7)	(807.6)
Proceeds from stock option exercises	8.1	23.2
Other financing activities	(23.3)	(54.4)
Cash (Used for) Provided by Financing Activities	(1,203.1)	4,005.5
Discontinued Operations
Cash provided by operating activities	6.7	—
Cash provided by investing activities	—	—
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	6.7	—
Effect of Exchange Rate Changes on Cash	44.1	(15.1)
(Decrease) Increase in cash and cash items	(961.4)	1,672.7
Cash and Cash items – Beginning of year	5,253.0	2,248.7
Cash and Cash Items – End of Period	$4,291.6	$3,921.4
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended
	30 June 2021
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	1,488.7	—	—	1,488.7	7.4	1,496.1
Other comprehensive income (loss)	—	—	—	458.2	—	458.2	36.7	494.9
Dividends on common stock (per share $4.34)	—	—	(960.5)	—	—	(960.5)	—	(960.5)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation	—	32.9	—	—	—	32.9	—	32.9
Issuance of treasury shares for stock option and award plans	—	(21.7)	—	—	10.0	(11.7)	—	(11.7)
Investments by noncontrolling interests	—	—	—	—	—	—	10.0	10.0
Purchase of noncontrolling interests	—	(1.2)	—	—	—	(1.2)	(4.1)	(5.3)
Other equity transactions	—	0.4	(3.7)	—	—	(3.3)	—	(3.3)
Balance at 30 June 2021	$249.4	$1,105.2	$15,400.2	($1,681.9)	($1,990.0)	$13,082.9	$408.7	$13,491.6

	Nine Months Ended
	30 June 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
Net income	—	—	1,399.9	—	—	1,399.9	36.5	1,436.4
Other comprehensive income (loss)	—	—	—	22.5	—	22.5	(14.8)	7.7
Dividends on common stock (per share $3.84)	—	—	(847.9)	—	—	(847.9)	—	(847.9)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4.5)	(4.5)
Share-based compensation	—	34.5	—	—	—	34.5	—	34.5
Issuance of treasury shares for stock option and award plans	—	(16.1)	—	—	21.1	5.0	—	5.0
Investments by noncontrolling interests	—	—	—	—	—	—	11.9	11.9
Other equity transactions	—	(4.5)	(3.8)	—	—	(8.3)	0.3	(8.0)
Balance at 30 June 2020	$249.4	$1,084.8	$14,686.6	($2,353.1)	($2,008.4)	$11,659.3	$364.1	$12,023.4
The accompanying notes are an integral part of these statements.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended
	30 June 2021
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2021	$249.4	$1,094.4	$15,200.0	($1,824.4)	($1,993.2)	$12,726.2	$408.6	$13,134.8
Net income	—	—	533.6	—	—	533.6	(1.3)	532.3
Other comprehensive income (loss)	—	—	—	142.5	—	142.5	1.4	143.9
Dividends on common stock (per share $1.50)	—	—	(332.0)	—	—	(332.0)	—	(332.0)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation	—	10.6	—	—	—	10.6	—	10.6
Issuance of treasury shares for stock option and award plans	—	—	—	—	3.2	3.2	—	3.2
Investment by noncontrolling interests	—	—	—	—	—	—	1.3	1.3
Other equity transactions	—	0.2	(1.4)	—	—	(1.2)	(0.1)	(1.3)
Balance at 30 June 2021	$249.4	$1,105.2	$15,400.2	($1,681.9)	($1,990.0)	$13,082.9	$408.7	$13,491.6

	Three Months Ended
	30 June 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2020	$249.4	$1,074.6	$14,537.2	($2,478.2)	($2,011.1)	$11,371.9	$351.8	$11,723.7
Net income	—	—	446.5	—	—	446.5	10.6	457.1
Other comprehensive income (loss)	—	—	—	125.1	—	125.1	1.8	126.9
Dividends on common stock (per share $1.34)	—	—	(296.0)	—	—	(296.0)	—	(296.0)
Dividends to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	9.9	—	—	—	9.9	—	9.9
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	2.7	2.8	—	2.8
Other equity transactions	—	0.2	(1.1)	—	—	(0.9)	—	(0.9)
Balance at 30 June 2020	$249.4	$1,084.8	$14,686.6	($2,353.1)	($2,008.4)	$11,659.3	$364.1	$12,023.4
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
COVID-19 Risks and Uncertainties
COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, continues to impact our business operations and results. We are encouraged by signs of improvement, particularly in our merchant business, but volume recovery has not been consistent across our product lines. There continue to be many unknowns regarding the pandemic, including the ongoing spread and severity of the virus and the pace of vaccine rollouts globally. Given the dynamic nature of these circumstances, uncertainty remains related to how the pandemic may affect our business, results of operations, and overall financial performance.
Major Accounting Policies
Refer to our 2020 Form 10-K for a description of major accounting policies. In fiscal year 2021, accounting policies related to customer credit losses were impacted by the implementation of certain new accounting guidance, as further discussed below and in Note 2, New Accounting Guidance. There were no other notable changes to our accounting policies during the first nine months of fiscal year 2021.
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

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses.
Changes to the carrying amount of the allowance for credit losses on trade receivables for the nine months ended 30 June 2021 are as follows:

Balance at 30 September 2020	$23.9
Adoption of new credit losses standard	0.5
Provision for credit losses	1.6
Write-offs charged against the allowance	(2.2)
Currency translation and other	2.5
Balance at 30 June 2021	$26.3
Lease receivables, net, primarily relate to sales-type leases on certain on-site assets which are collected over the contract term. As of 30 June 2021 and 30 September 2020, our lease receivables, net were $848.6 and $903.0, respectively. Lease receivables, net, are primarily included within "Noncurrent lease receivables" on our consolidated balance sheets, with the remaining balance in "Other receivables and current assets." The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. Allowances for credit losses on lease receivables were not material as of 30 June 2021 and 30 September 2020, respectively.

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
Fiscal Year 2021
Gain on Exchange With Joint Venture Partner
As of 30 September 2020, we held a 50% ownership interest in Tyczka Industrie-Gases GmbH ("TIG"), a joint venture in Germany with the Tyczka Group that is primarily a merchant gases business. We accounted for this arrangement as an equity method investment in our Industrial Gases – EMEA segment.
Effective 23 February 2021 (the "acquisition date"), we agreed with our joint venture partner to separate TIG into two separate businesses. On the acquisition date, we acquired a portion of the business on a 100% basis, and our partner paid us $10.8 to acquire the rest of the business. The exchange resulted in a gain of $36.8 ($27.3 after-tax), which is reflected as “Gain on exchange with joint venture partner” on our consolidated income statements for the nine months ended 30 June 2021. The gain included $12.7 from the revaluation of our previously held equity interest in the portion of the business that we retained and $24.1 from the sale of our equity interest in the remaining business. The gain was not recorded in segment results.
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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reporting segments for the three and nine months ended 30 June 2021 and 2020. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Three Months Ended 30 June 2021
On-site	$607.9	$222.1	$442.8	$—	$—	$1,272.8	49%
Merchant	455.4	401.2	309.0	—	—	1,165.6	45%
Sale of Equipment	—	—	—	99.1	67.2	166.3	6%
Total	$1,063.3	$623.3	$751.8	$99.1	$67.2	$2,604.7	100%

Three Months Ended 30 June 2020
On-site	$487.4	$143.2	$387.1	$—	$—	$1,017.7	49%
Merchant	362.5	286.5	264.8	—	—	913.8	44%
Sale of Equipment	—	—	—	77.6	56.1	133.7	7%
Total	$849.9	$429.7	$651.9	$77.6	$56.1	$2,065.2	100%

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
Nine Months Ended 30 June 2021
On-site	$1,785.9	$613.1	$1,273.7	$—	$—	$3,672.7	49%
Merchant	1,266.5	1,157.8	893.1	—	—	3,317.4	44%
Sale of Equipment	—	—	—	301.5	190.3	491.8	7%
Total	$3,052.4	$1,770.9	$2,166.8	$301.5	$190.3	$7,481.9	100%

Nine Months Ended 30 June 2020
On-site	$1,538.1	$474.9	$1,231.0	$—	$—	$3,244.0	50%
Merchant	1,180.4	946.2	771.8	—	—	2,898.4	44%
Sale of Equipment	—	—	—	249.5	144.3	393.8	6%
Total	$2,718.5	$1,421.1	$2,002.8	$249.5	$144.3	$6,536.2	100%
Remaining Performance Obligations
As of 30 June 2021, the transaction price allocated to remaining performance obligations is estimated to be approximately $24 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
Expected revenue associated with new on-site plants that are not yet on stream is excluded from this amount. In addition, this amount excludes consideration associated with contracts having an expected duration of less than one year and variable consideration for which we recognize revenue at the amount to which we have the right to invoice, including pass-through costs related to energy and natural gas.
In the future, actual amounts will differ due to events outside of our control, including, but not limited to, inflationary price escalations; currency exchange rates; and amended, terminated, or renewed contracts.

Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2021	2020
Assets
Contract assets – current	Other receivables and current assets	$85.2	$55.9
Contract fulfillment costs – current	Other receivables and current assets	177.4	109.9
Liabilities
Contract liabilities – current	Payables and accrued liabilities	447.2	313.8
Contract liabilities – noncurrent	Other noncurrent liabilities	60.5	57.9
Changes to our contract balances primarily relate to our sale of equipment contracts. During the nine months ended 30 June 2021, we recognized approximately $180 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2020.

5. DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax, was $8.2 and $18.5 for the three and nine months ended 30 June 2021, respectively. In the third quarter of fiscal year 2021, we recorded a net tax benefit of $8.2 upon release of tax liabilities related to uncertain tax positions associated with our former Energy-from-Waste ("EfW") business. These liabilities were established in 2016 and released after expiration of the statute of limitations. Additionally, we recorded a tax benefit of $10.3 in the first quarter of fiscal year 2021 primarily from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017. Our consolidated statement of cash flows for the nine months ended 30 June 2021 includes $6.7 received as part of the settlement.
In the second quarter of fiscal year 2020, we recorded a pre-tax loss from discontinued operations of $19.0 ($14.3 after-tax) to increase our existing environmental liability associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 12, Commitments and Contingencies, for additional information. The loss did not have an impact on our consolidated statement of cash flows for the nine months ended 30 June 2020.

6. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2021	2020
Finished goods	$151.3	$134.5
Work in process	25.6	21.3
Raw materials, supplies and other	270.3	249.0
Inventories	$447.2	$404.8

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2021 are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2020	$152.6	$524.1	$180.4	$19.5	$14.9	$891.5
Acquisitions(A)	—	21.5	—	—	—	21.5
Currency translation and other	3.3	10.3	4.5	0.4	—	18.5
Goodwill, net at 30 June 2021	$155.9	$555.9	$184.9	$19.9	$14.9	$931.5
(A)We recognized goodwill in the Industrial Gases – EMEA segment, primarily for expected cost synergies and growth opportunities related to a business combination completed in the second quarter of fiscal year 2021. Refer to Note 3, Acquisitions, for additional information. Goodwill recognized in fiscal year 2021 is not deductible for tax purposes.

	30 June	30 September
	2021	2020
Goodwill, gross	$1,293.7	$1,230.2
Accumulated impairment losses(B)	(362.2)	(338.7)
Goodwill, net	$931.5	$891.5
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2021 is 2.1 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2021		30 September 2020
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$2,991.6	0.4	$2,842.1	0.5
Net investment hedges	660.7	3.0	636.6	3.8
Not designated	270.7	0.3	1,685.2	0.3
Total Forward Exchange Contracts	$3,923.0	0.8	$5,163.9	0.8
The decrease in the notional value of forward exchange contracts that are not designated is primarily due to maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,302.2 million ($1,544.2) at 30 June 2021 and €1,288.7 million ($1,510.8) at 30 September 2020. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2021, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The following table summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2021				30 September 2020
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$200.0	LIBOR	2.76%	0.3	$200.0	LIBOR	2.76%	1.1
Cross currency interest rate swaps (net investment hedge)	$199.6	4.26%	3.12%	2.5	$201.6	4.27%	3.12%	3.2
Cross currency interest rate swaps (cash flow hedge)	$1,055.9	5.03%	2.96%	2.8	$1,057.9	4.83%	2.98%	2.5
Cross currency interest rate swaps (not designated)	$14.8	5.39%	3.54%	2.4	$12.8	5.39%	3.54%	3.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2021	2020	2021	2020
Current portion of long-term debt	$401.7	$—	$1.8	$—
Long-term debt	—	405.4	—	5.7
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 June	30 September	Balance Sheet	30 June	30 September
	Location	2021	2020	Location	2021	2020
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$25.0	$51.1	Payables and accrued liabilities	$38.0	$22.5
Interest rate management contracts	Other receivables and current assets	9.9	14.7	Payables and accrued liabilities	1.1	0.4
Forward exchange contracts	Other noncurrent assets	6.3	0.8	Other noncurrent liabilities	37.7	33.0
Interest rate management contracts	Other noncurrent assets	17.9	44.3	Other noncurrent liabilities	35.2	1.7
Total Derivatives Designated as Hedging Instruments		$59.1	$110.9		$112.0	$57.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$0.8	$31.7	Payables and accrued liabilities	$0.5	$28.0
Interest rate management contracts	Other noncurrent assets	—	0.7	Other noncurrent liabilities	0.2	—
Total Derivatives Not Designated as Hedging Instruments		$0.8	$32.4		$0.7	$28.0
Total Derivatives		$59.9	$143.3		$112.7	$85.6

Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.
The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2021	2020	2021	2020
Net Investment Hedging Relationships
Forward exchange contracts	$2.3	($22.1)	($15.0)	$9.3
Foreign currency debt	(17.2)	(22.8)	(17.9)	(36.0)
Cross currency interest rate swaps	(1.9)	—	(14.2)	8.9
Total Amount Recognized in OCI	(16.8)	(44.9)	(47.1)	(17.8)
Tax effects	4.3	11.0	11.7	4.4
Net Amount Recognized in OCI	($12.5)	($33.9)	($35.4)	($13.4)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$37.1	$38.7	$44.5	$54.9
Forward exchange contracts, excluded components	(2.5)	(4.9)	(9.5)	(12.2)
Other(A)	(19.0)	(2.3)	(21.3)	(7.9)
Total Amount Recognized in OCI	15.6	31.5	13.7	34.8
Tax effects	(7.1)	(8.1)	3.4	(16.7)
Net Amount Recognized in OCI	$8.5	$23.4	$17.1	$18.1
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020	2021	2020	2021	2020
Total presented in consolidated income statements that includes effects of hedging below	$2,604.7	$2,065.2	$1,801.9	$1,344.9	$35.6	$32.1	$21.1	$8.1

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$—	$—	$0.3	$—	$—	$—	($27.8)	($41.3)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	2.3	4.2
Other:
Amount reclassified from OCI into income	—	—	—	—	1.4	1.0	7.9	5.6
Total (Gain) Loss Reclassified from OCI to Income	—	—	0.3	—	1.4	1.0	(17.6)	(31.5)
Tax effects	—	—	(0.1)	—	(0.5)	(0.3)	4.5	7.6
Net (Gain) Loss Reclassified from OCI to Income	$—	$—	$0.2	$—	$0.9	$0.7	($13.1)	($23.9)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($1.2)	($0.8)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	1.2	0.8	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020	2021	2020	2021	2020
Total presented in consolidated income statements that includes effects of hedging below	$7,481.9	$6,536.2	$5,179.8	$4,291.6	$108.4	$70.1	$56.5	$24.3

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.2	($0.1)	($1.6)	($0.8)	$—	$—	($25.4)	($58.8)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	7.7	12.8
Other:
Amount reclassified from OCI into income	—	—	—	—	4.2	3.0	44.9	(13.0)
Total (Gain) Loss Reclassified from OCI to Income	0.2	(0.1)	(1.6)	(0.8)	4.2	3.0	27.2	(59.0)
Tax effects	—	—	0.5	0.2	(1.5)	(0.9)	(6.3)	13.8
Net (Gain) Loss Reclassified from OCI to Income	$0.2	($0.1)	($1.1)	($0.6)	$2.7	$2.1	$20.9	($45.2)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($3.9)	$1.8	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	3.9	(1.8)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—
The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$0.6	($0.5)	($0.5)	($0.3)
Other	—	—	0.1	—
Total (Gain) Loss Recognized in Income	$0.6	($0.5)	($0.4)	($0.3)

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$3.1	($2.7)	($2.1)	$0.3
Other	—	—	0.5	0.4
Total (Gain) Loss Recognized in Income	$3.1	($2.7)	($1.6)	$0.7

The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2021 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $81.0 and $30.0 as of 30 June 2021 and 30 September 2020, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $20.8 and $76.5 as of 30 June 2021 and 30 September 2020, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The carrying values and fair values of financial instruments were as follows:

	30 June 2021		30 September 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$32.1	$32.1	$83.6	$83.6
Interest rate management contracts	27.8	27.8	59.7	59.7
Liabilities
Derivatives
Forward exchange contracts	$76.2	$76.2	$83.5	$83.5
Interest rate management contracts	36.5	36.5	2.1	2.1
Long-term debt, including current portion and related party	7,651.8	7,860.5	7,900.1	8,278.4
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2021				30 September 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$32.1	$—	$32.1	$—	$83.6	$—	$83.6	$—
Interest rate management contracts	27.8	—	27.8	—	59.7	—	59.7	—
Total Assets at Fair Value	$59.9	$—	$59.9	$—	$143.3	$—	$143.3	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$76.2	$—	$76.2	$—	$83.5	$—	$83.5	$—
Interest rate management contracts	36.5	—	36.5	—	2.1	—	2.1	—
Total Liabilities at Fair Value	$112.7	$—	$112.7	$—	$85.6	$—	$85.6	$—

10. DEBT
Debt Repayment
In June 2021, we repaid a 0.375% Eurobond of €350.0 million, plus interest, on its maturity date.
Credit Facilities
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to capitalization (equal to total debt plus total equity) not to exceed 70%. No borrowings were outstanding under the 2021 Credit Agreement as of 30 June 2021.
The 2021 Credit Agreement replaced our previous five-year $2,300 revolving credit agreement, which was to have matured on 31 March 2022. No borrowings were outstanding under the previous agreement as of 30 September 2020 or at the time of its termination. No early termination penalties were incurred.
In addition, we have credit facilities available to certain of our foreign subsidiaries totaling $296.2, of which $157.9 was borrowed and outstanding as of 30 June 2021.
2020 Debt Issuance
In the third quarter of fiscal year 2020, we issued U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $3.8 billion and €1.0 billion, respectively. Our consolidated statement of cash flows for the nine months ended 30 June 2020 includes long-term debt proceeds of $4,895.7 from these issuances.

11. RETIREMENT BENEFITS
The components of net periodic (benefit) cost for our defined benefit pension plans for the three and nine months ended 30 June 2021 and 2020 were as follows:

	Pension Benefits
	2021		2020
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$5.3	$5.9	$5.9	$5.7
Interest cost	17.2	6.4	22.9	6.0
Expected return on plan assets	(48.6)	(21.2)	(47.2)	(18.8)
Prior service cost amortization	0.3	—	0.3	—
Actuarial loss amortization	19.6	4.8	20.9	4.7
Settlements	—	0.5	0.3	—
Other	—	0.3	—	0.2
Net Periodic (Benefit) Cost	($6.2)	($3.3)	$3.1	($2.2)

	Pension Benefits
	2021		2020
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$16.0	$17.5	$17.5	$17.4
Interest cost	51.7	18.8	68.5	18.4
Expected return on plan assets	(145.9)	(62.4)	(141.6)	(57.7)
Prior service cost amortization	0.9	—	0.9	—
Actuarial loss amortization	58.9	14.2	62.9	14.5
Settlements	—	0.5	1.8	—
Other	—	0.8	—	0.6
Net Periodic (Benefit) Cost	($18.4)	($10.6)	$10.0	($6.8)
Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2021 and 2020 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the nine months ended 30 June 2021 and 2020, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $34.0 and $24.6, respectively. Total contributions for fiscal year 2021 are expected to be approximately $45 to $55. During fiscal year 2020, total contributions were $37.5.
During the three and nine months ended 30 June 2021, we recognized actuarial gain amortization of $0.4 and $1.3, respectively, for our other postretirement benefits plan. There was no amortization in fiscal year 2020 as the corridor for the plan was not exceeded.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $36 at 30 June 2021) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, whose investigation began in 2003, alleging violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. We estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $36 at 30 June 2021) plus interest accrued thereon until final disposition of the proceedings.
Additionally, Winter Storm Uri, a severe winter weather storm in the U.S. Gulf Coast in February 2021, disrupted our operations and caused power and natural gas prices to spike significantly in Texas. We are currently in the early stages of litigation of a dispute regarding energy management services related to the impact of this unusual event, and other disputes may arise from such power price increases. In addition, there is the potential for legislative or regulatory action that may affect power supply and energy management charges. While it is reasonably possible that we could incur additional costs or realize gains related to power supply and energy management services in Texas related to the winter storm, it is too early to estimate potential losses or gains given significant unknowns resulting from the unusual nature of this event.

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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2021 and 30 September 2020 included an accrual of $78.6 and $84.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $78 to a reasonably possible upper exposure of $92 as of 30 June 2021.
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
Pace
At 30 June 2021, $40.6 of the environmental accrual was related to the Pace facility.
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

Piedmont
At 30 June 2021, $10.7 of the environmental accrual was related to the Piedmont site.
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
We are required by the South Carolina Department of Health and Environmental Control ("SCDHEC") to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The SCDHEC issued its final approval to the site-wide feasibility study on 13 June 2017 and the Record of Decision for the site on 27 June 2018, after which we signed a Consent Agreement Amendment memorializing our obligations to complete the cleanup of the site. Remediation has started in accordance with the design, which includes in-situ chemical oxidation treatment, as well as the installment of a soil vapor extraction system to remove volatile organic compounds from the unsaturated soils beneath the impacted areas of the plant. We estimate that source area remediation and groundwater recovery and treatment will continue through 2029. Thereafter, we expect this site to go into a state of monitored natural attenuation through 2047.
We recognized a before-tax expense of $24 in 2008 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.
Pasadena
At 30 June 2021, $11.3 of the environmental accrual was related to the Pasadena site.
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
Future Lease Obligations
As of 30 June 2021, operating leases that have not yet commenced are estimated to have lease payments totaling approximately $250.

13. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the nine months ended 30 June 2021, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. At the annual shareholders meeting held on 28 January 2021, the shareholders approved a new Long-Term Incentive Plan ("LTIP"), which has an authorized pool of 1,500,000 shares available for future grant, plus additional shares underlying awards outstanding on the date the LTIP was adopted but that are not issued. As of 30 June 2021, there were 1,506,586 shares available for future grant under our Long-Term Incentive Plan ("LTIP").

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2021	2020	2021	2020
Before-tax share-based compensation cost	$12.2	$12.5	$34.6	$41.4
Income tax benefit	(3.2)	(3.0)	(8.6)	(9.8)
After-tax share-based compensation cost	$9.0	$9.5	$26.0	$31.6
Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2021 and 2020 was not material.
Deferred Stock Units
During the nine months ended 30 June 2021, we granted 77,251 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2020 and ending 30 September 2023, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
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
In addition, during the nine months ended 30 June 2021, we granted 108,199 time-based deferred stock units at a weighted average grant-date fair value of $282.42.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2021:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2021	($34.7)	($883.5)	($906.2)	($1,824.4)
Other comprehensive income before reclassifications	8.5	128.7	—	137.2
Amounts reclassified from AOCL	(12.0)	—	18.7	6.7
Net current period other comprehensive income (loss)	(3.5)	128.7	18.7	143.9
Amount attributable to noncontrolling interests	(5.4)	6.6	0.2	1.4
Balance at 30 June 2021	($32.8)	($761.4)	($887.7)	($1,681.9)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2020	($54.5)	($1,142.8)	($942.8)	($2,140.1)
Other comprehensive income before reclassifications	17.1	399.8	—	416.9
Amounts reclassified from AOCL	22.7	—	55.3	78.0
Net current period other comprehensive income	39.8	399.8	55.3	494.9
Amount attributable to noncontrolling interests	18.1	18.4	0.2	36.7
Balance at 30 June 2021	($32.8)	($761.4)	($887.7)	($1,681.9)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2021	2020	2021	2020
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	$—	$—	$0.2	($0.1)
Cost of sales	0.2	—	(1.1)	(0.6)
Interest expense	0.9	0.7	2.7	2.1
Other non-operating income (expense), net	(13.1)	(23.9)	20.9	(45.2)
Total (Gain) Loss on Cash Flow Hedges, net of tax	($12.0)	($23.2)	$22.7	($43.8)

Pension and Postretirement Benefits, net of tax(A)	$18.7	$19.8	$55.3	$60.7
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2021	2020	2021	2020
Numerator
Net income from continuing operations	$525.4	$446.5	$1,470.2	$1,414.2
Net income (loss) from discontinued operations	8.2	—	18.5	(14.3)
Net Income Attributable to Air Products	$533.6	$446.5	$1,488.7	$1,399.9

Denominator (in millions)
Weighted average common shares — Basic	221.6	221.2	221.6	221.1
Effect of dilutive securities
Employee stock option and other award plans	0.9	1.2	0.9	1.2
Weighted average common shares — Diluted	222.5	222.4	222.5	222.3

Per Share Data*
Basic EPS from continuing operations	$2.37	$2.02	$6.63	$6.40
Basic EPS from discontinued operations	0.04	—	0.08	(0.06)
Basic EPS Attributable to Air Products	$2.41	$2.02	$6.72	$6.33
Diluted EPS from continuing operations	$2.36	$2.01	$6.61	$6.36
Diluted EPS from discontinued operations	0.04	—	0.08	(0.06)
Diluted EPS Attributable to Air Products	$2.40	$2.01	$6.69	$6.30
*EPS is calculated independently for each component and may not sum to total EPS due to rounding.
For the three and nine months ended 30 June 2021 and 2020, there were no antidilutive outstanding share-based awards.

16. INCOME TAXES
Unrecognized Tax Benefits
In the third quarter of fiscal year 2021, we released unrecognized tax benefits upon expiration of the statute of limitations on uncertain tax positions taken in prior years. As a result, we recorded a net tax benefit of $21.5, including interest, as a component of continuing operations. This included the impact from the release of reserves associated with a 2017 tax election related to a non-U.S. subsidiary. In addition, we recorded a net tax benefit of $8.2 as a component of discontinued operations for the release of reserves related to our former EfW business.
As of 30 June 2021, our unrecognized tax benefits, excluding interest and penalties, were $207.7, of which $75.4 would impact the effective tax rate from continuing operations if recognized. As of 30 September 2020, our unrecognized tax benefits, excluding interest and penalties, were $237.0.
It is reasonably possible that additional reserves for uncertain tax positions associated with discontinued operations could be released in the fourth quarter of fiscal year 2021. We estimate this could result in a net tax benefit of approximately $50.

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
Our consolidated income statements for the nine months ended 30 June 2020 included a net benefit of $13.5 as a result of the India Finance Act. The net benefit included $33.8 for our share of accumulated dividend distribution taxes released with respect to INOX Air Products Private Limited ("INOX"), an equity affiliate investment in our Industrial Gases – Asia segment. This benefit was reflected within "Equity affiliates' income" and was not recorded in segment results. In addition, our income tax provision reflected an expense of $20.3 for estimated withholding taxes that we may incur on future dividends related to INOX.
Effective Tax Rate
Our effective tax rate was 16.3% and 18.6% for the three and nine months ended 30 June 2021, respectively. The effective tax rate was 19.3% and 20.7% for the three and nine months ended 30 June 2020, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $284.8 and $329.6 for the nine months ended 30 June 2021 and 2020, respectively. Fiscal year 2021 reflects an income tax refund of $6.7 that is related to cash provided by discontinued operations.

17. SUPPLEMENTAL INFORMATION
Facility Closure
During the second quarter of fiscal year 2021, we recorded a charge of $23.2 primarily for a noncash write-down of assets associated with a contract termination in the Industrial Gases – Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the nine months ended 30 June 2021 and was not recorded in segment results.
Company Headquarters Relocation Income (Expense)
In the second quarter of fiscal year 2020, we sold property at our current corporate headquarters located in Trexlertown, Pennsylvania, for net proceeds of $44.1. The sale was completed in anticipation of relocating our U.S. headquarters and resulted in a gain of $33.8. This gain is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the nine months ended 30 June 2020. The gain was not recorded in the results of the Corporate and other segment.
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $40 and $130 for the three and nine months ended 30 June 2021, respectively, and $80 and $260 for the three and nine months ended 30 June 2020, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2021 and 30 September 2020, our consolidated balance sheets included related party trade receivables of approximately $120 and $95, respectively.
We also have related party debt primarily resulting from the 2018 acquisition of gasification and syngas clean-up assets from our joint venture partner, Lu'An Clean Energy Company, which partially funded the acquisition with a loan to the joint venture. Total related party debt, including the current portion, was $357.7 and $338.5 as of 30 June 2021 and 30 September 2020, respectively.
Changes in Estimates
Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. Changes in cost estimates unfavorably impacted operating income in the Industrial Gases – Global segment by approximately $19 and $26 for the three and nine months ended 30 June 2021, respectively. Our changes in estimates would not have significantly impacted amounts recorded in prior years.

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
Our reporting segments are:
•Industrial Gases – Americas;
•Industrial Gases – EMEA (Europe, Middle East, and Africa);
•Industrial Gases – Asia;
•Industrial Gases – Global; and
•Corporate and other
Summary by Business Segments

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Total
Three Months Ended 30 June 2021
Sales	$1,063.3	$623.3	$751.8	$99.1	$67.2	$2,604.7	(A)
Operating income (loss)	286.0	140.1	219.1	(33.6)	(34.5)	577.1	(B)
Depreciation and amortization	154.2	58.7	113.8	2.9	6.1	335.7
Equity affiliates' income	24.6	13.5	23.5	1.6	—	63.2	(B)
Three Months Ended 30 June 2020
Sales	$849.9	$429.7	$651.9	$77.6	$56.1	$2,065.2	(A)
Operating income (loss)	248.3	105.1	221.9	(13.4)	(22.7)	539.2	(B)
Depreciation and amortization	142.8	47.3	92.9	2.3	5.3	290.6
Equity affiliates' income	19.9	17.4	11.7	2.2	—	51.2	(B)
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
(B)Refer to the Reconciliations to Consolidated Results section below.

	Industrial Gases – Americas	Industrial Gases – EMEA	Industrial Gases – Asia	Industrial Gases – Global	Corporate and other	Total
Nine Months Ended 30 June 2021
Sales	$3,052.4	$1,770.9	$2,166.8	$301.5	$190.3	$7,481.9	(A)
Operating income (loss)	775.2	421.2	632.4	(64.3)	(113.4)	1,651.1	(B)
Depreciation and amortization	459.3	171.7	331.4	8.1	18.2	988.7
Equity affiliates' income	79.2	58.8	58.9	5.4	—	202.3	(B)
Nine Months Ended 30 June 2020
Sales	$2,718.5	$1,421.1	$2,002.8	$249.5	$144.3	$6,536.2	(A)
Operating income (loss)	773.5	350.2	659.5	(29.6)	(110.0)	1,643.6	(B)
Depreciation and amortization	410.1	143.3	298.6	7.1	15.4	874.5
Equity affiliates' income	62.1	50.2	42.4	9.1	—	163.8	(B)

Total Assets
30 June 2021	$7,026.5	$4,288.1	$7,503.5	$500.4	$6,933.6	$26,252.1
30 September 2020	6,610.1	3,917.0	6,842.9	397.8	7,400.7	25,168.5
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
Reconciliations to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2021	2020	2021	2020
Total	$577.1	$539.2	$1,651.1	$1,643.6
Facility closure	—	—	(23.2)	—
Gain on exchange with joint venture partner	—	—	36.8	—
Company headquarters relocation income (expense)	—	—	—	33.8
Consolidated Operating Income	$577.1	$539.2	$1,664.7	$1,677.4
The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2021	2020	2021	2020
Total	$63.2	$51.2	$202.3	$163.8
India Finance Act 2020	—	—	—	33.8
Consolidated Equity Affiliates' Income	$63.2	$51.2	$202.3	$197.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this quarterly report. Unless otherwise stated, financial information is presented in millions of dollars, except for per share data. Except for net income, which includes the results of discontinued operations, financial information is presented on a continuing operations basis. Comparisons of our results of operations and liquidity and capital resources are for the third quarter and first nine months of fiscal years 2021 and 2020. The disclosures provided in this quarterly report are complementary to those made in our 2020 Form 10-K.
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
COVID-19 Pandemic
COVID-19 was declared a global pandemic by the World Health Organization in March 2020. The health and safety policies we implemented at the beginning of the pandemic have allowed us to safely maintain plant operations and reliably supply critical products and services to our customers. As this significant health crisis continues, we remain focused on business continuity while prioritizing the health and well-being of our people.
COVID-19 had a less significant impact on our business operations and results in the third quarter and first nine months of fiscal year 2021 compared to the same periods in the prior year. Although we are encouraged by signs of improvement, particularly in our merchant business, volume recovery has not been consistent across our product lines. Throughout the pandemic, our on-site business remained stable, and we continued to acquire new assets and businesses, execute pricing actions, and bring new plants on stream. We also strengthened our organization by adding resources in various functions, particularly in engineering and project development, to help us pursue and execute our growth strategy.
There are many unknowns regarding the pandemic, including the ongoing spread and severity of the virus and the pace of vaccine rollouts globally. Although some countries in which we operate, such as the United States, have made COVID-19 vaccines available to most of the population, some areas continue to face challenges with increasing outbreaks, reinstated lockdowns, and travel restrictions. Given the dynamic nature of these circumstances, uncertainty remains related to how the pandemic may affect our future business, results of operations, and overall financial performance.

THIRD QUARTER 2021 VS. THIRD QUARTER 2020
THIRD QUARTER 2021 IN SUMMARY
•Sales of $2,604.7 increased 26%, or $539.5, due to higher volumes and energy and natural gas cost pass-through to customers, as well as favorable currency and pricing actions.
•Operating income of $577.1 increased 7%, or $37.9, and operating margin of 22.2% decreased 390 basis points ("bp").
•Net income of $532.3 increased 16%, or $75.2, and net income margin of 20.4% decreased 170 bp.
•Adjusted EBITDA of $976.0 increased 11%, or $95.0, and adjusted EBITDA margin of 37.5% decreased 520 bp.
•Diluted EPS of $2.36 increased 17%, or $0.35 per share, and adjusted diluted EPS of $2.31 increased 15%, or $0.30 per share. A summary table of changes in diluted EPS is presented below.
Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	30 June		Increase
	2021	2020	(Decrease)
Total Diluted EPS	$2.40	$2.01	$0.39
Less: Diluted EPS from income from discontinued operations	0.04	—	0.04
Diluted EPS from continuing operations	$2.36	$2.01	$0.35
Operating Impacts
Underlying business
Volume(A)			$0.26
Price, net of variable costs			0.05
Other costs			(0.29)
Currency			0.12
Total Operating Impacts			$0.14
Other Impacts
Equity affiliates' income			$0.04
Interest expense			(0.01)
Other non-operating income (expense), net			0.05
Change in effective tax rate, excluding discrete item below			0.03
Tax election benefit and other			0.05
Noncontrolling interests(A)			0.05
Total Other Impacts			$0.21
Total Change in Diluted EPS From Continuing Operations			$0.35
(A)The volume impact on diluted EPS includes reduced contributions from our 60%-owned Lu'An joint venture that we consolidate within our Industrial Gases – Asia segment. Refer to the sales discussion below for additional detail. This impact is partially offset by the positive impact of lower net income being attributed to our joint venture partner within "Noncontrolling interests."

	Three Months Ended
	30 June		Increase
	2021	2020	(Decrease)
Diluted EPS From Continuing Operations	$2.36	$2.01	$0.35
Tax election benefit and other	(0.05)	—	(0.05)
Adjusted Diluted EPS From Continuing Operations	$2.31	$2.01	$0.30

THIRD QUARTER 2021 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	30 June
	2021	2020	$ Change	Change
GAAP Measures
Sales	$2,604.7	$2,065.2	$539.5	26%
Operating income	577.1	539.2	37.9	7%
Operating margin	22.2%	26.1%		(390)	bp
Equity affiliates’ income	63.2	51.2	12.0	23%
Net income	532.3	457.1	75.2	16%
Net income margin	20.4%	22.1%		(170)	bp
Non-GAAP Measures
Adjusted EBITDA	$976.0	$881.0	$95.0	11%
Adjusted EBITDA margin	37.5%	42.7%		(520)	bp

Sales % Change from Prior Year
Volume	12%
Price	2%
Energy and natural gas cost pass-through	6%
Currency	6%
Total Consolidated Sales Change	26%

Sales of $2,604.7 increased 26%, or $539.5, due to higher volumes of 12%, higher energy and natural gas cost pass-through to customers of 6%, favorable currency impacts of 6%, and positive pricing of 2%. The volume improvement was primarily attributable to higher demand in our base merchant business driven by recovery from COVID-19, new plants, and acquisitions. These factors were partially offset by reduced contributions from the Lu'An gasification project, as further discussed below. The higher energy and natural gas cost pass-through to customers was primarily attributable to higher natural gas prices in our Industrial Gases – Americas segment. Favorable currency was primarily driven by the appreciation of the Chinese Renminbi and Euro against the U.S. Dollar. Continued focus on pricing actions in our merchant businesses resulted in price improvement in each of our three regional segments.
During the third quarter of fiscal year 2021, Lu’An Clean Energy Company (“Lu’An”), a long-term onsite customer in Asia with which we have a consolidated joint venture, restarted its facility following the successful completion of major maintenance work in September 2020. In the first quarter of fiscal year 2021, we agreed with Lu'An to a short-term reduction in charges and we are recognizing lower revenue in our Industrial Gases – Asia segment. During the third quarter, our facility resumed operations, and the joint venture is supplying product under the short-term agreement.
Cost of Sales and Gross Margin
Cost of sales of $1,801.9 increased 34%, or $457.0. The increase from the prior year was primarily due to higher costs associated with sales volumes of $185, higher energy and natural gas cost pass-through to customers of $111, unfavorable currency impacts of $84, and higher other costs, including power and other cost inflation, of $77. Gross margin of 30.8% decreased 410 bp from 34.9% in the prior year, as the factors noted above were partially offset by the positive impact of our pricing actions.
Selling and Administrative
Selling and administrative expense of $213.3 increased 21%, or $36.4, primarily driven by higher spending for business development resources to support our growth strategy and unfavorable currency impacts. Selling and administrative expense as a percentage of sales decreased to 8.2% from 8.6% in the prior year.

Research and Development
Research and development expense of $23.2 increased 17%, or $3.3, primarily due to higher product development costs in our Industrial Gases – Global segment. Research and development expense as a percentage of sales decreased to 0.9% from 1.0% in the prior year.
Other Income (Expense), Net
Other income of $10.8 decreased 31%, or $4.9, primarily due to the impact of currency and lower asset sales.
Operating Income and Operating Margin
Operating income of $577.1 increased 7%, or $37.9, as higher volumes of $72, favorable currency of $34, and positive pricing, net of power and fuel costs, of $12 were partially offset by higher net operating costs of $80. Unfavorable net operating costs were driven by higher planned maintenance, particularly in the Industrial Gases – Americas segment, and the addition of resources, primarily in the engineering and project development organization to support our growth strategy.
Operating margin of 22.2% decreased 390 bp from 26.1% in the prior year, primarily due to unfavorable net operating costs and higher energy and natural gas cost pass-through to customers, which contributed to sales but not operating income, partially offset by higher volumes.
Equity Affiliates' Income
Equity affiliates' income of $63.2 increased 23%, or $12.0, primarily driven by higher income from an affiliate in India.
Interest Expense

	Three Months Ended
	30 June
	2021	2020
Interest incurred	$42.8	$36.6
Less: Capitalized interest	7.2	4.5
Interest expense	$35.6	$32.1
Interest incurred increased 17%, or $6.2, primarily driven by a higher debt balance due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter of fiscal year 2020. Capitalized interest increased 60%, or $2.7, due to a net increase in the carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $21.1 increased $13.0, primarily driven by higher non-service pension income in 2021 resulting from lower interest costs and higher total assets, particularly for our U.S. pension plans.
Discontinued Operations
In the third quarter of fiscal year 2021, we recorded a net tax benefit of $8.2 ($0.04 per share) as a component of discontinued operations upon release of tax liabilities related to uncertain tax positions associated with our former Energy-from-Waste ("EfW") business. These liabilities were established in 2016 and released after expiration of the statute of limitations.
Net Income and Net Income Margin
Net income of $532.3, including net income from discontinued operations of $8.2, increased 16%, or $75.2, primarily due to higher volumes, favorable currency, positive pricing, net of power and fuel costs, and higher income from equity affiliates and other non-operating income, partially offset by higher net operating costs. In addition, the current year includes a tax benefit reflected in continuing operations for the release of tax reserves established in 2017, as further discussed below.
Net income margin of 20.4% decreased 170 bp from 22.1% in the prior year. Unfavorable net operating costs, driven by higher maintenance activities and the addition of resources to support our growth strategy, decreased margin by approximately 250 bp. Higher energy and natural gas cost pass-through to customers, which contributes to sales but not net income, negatively impacted margin by approximately 100 bp. These factors were partially offset by positive impacts from a lower effective tax rate, higher non-operating income, and higher income from equity affiliates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $976.0 increased 11%, or $95.0, primarily due to higher volumes, favorable currency, positive pricing, and higher equity affiliates' income, partially offset by unfavorable net operating costs. Adjusted EBITDA margin of 37.5% decreased 520 bp from 42.7% in the prior year, primarily due to the unfavorable net operating costs, which negatively impacted margin by approximately 350 bp, and higher energy and natural gas cost pass-through to customers, which negatively impacted margin by approximately 200 bp.
Effective Tax Rate
Our effective tax rate was 16.3% and 19.3% for the three months ended 30 June 2021 and 2020, respectively. The current year rate was lower primarily due to an income tax benefit of $21.5 recorded in the third quarter of fiscal year 2021 upon release of tax reserves established for uncertain tax positions taken in prior years. This included a benefit of $12.2 ($0.05 per share) for release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other"). Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information. The impact of these tax benefits was partially offset by higher beneficial changes in foreign tax law in the prior year.
The adjusted effective tax rate was 18.2% and 19.3% for the three months ended 30 June 2021 and 2020, respectively. The current year adjusted rate was lower primarily due to income tax benefits recorded in the third quarter of fiscal year 2021 upon release of tax reserves established for uncertain tax positions taken in prior years. The impact of these tax benefits was partially offset by higher beneficial changes in foreign tax law in the prior year.
Discussion of Segment Results
Industrial Gases – Americas

	Three Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$1,063.3	$849.9	$213.4	25%
Operating income	286.0	248.3	37.7	15%
Operating margin	26.9%	29.2%		(230) bp
Equity affiliates’ income	24.6	19.9	4.7	24%
Adjusted EBITDA	464.8	411.0	53.8	13%
Adjusted EBITDA margin	43.7%	48.4%		(470) bp

Sales % Change from Prior Year
Volume	9%
Price	4%
Energy and natural gas cost pass-through	10%
Currency	2%
Total Industrial Gases – Americas Sales Change	25%

Sales of $1,063.3 increased 25%, or $213.4, due to higher energy and natural gas cost pass-through to customers of 10%, higher volumes of 9%, positive pricing of 4%, and favorable currency of 2%. Energy and natural gas cost pass-through to customers was higher as natural gas prices remained elevated. The volume improvement was primarily driven by COVID-19 recovery in our base merchant business, higher medical oxygen sales in South America, and favorable one-time items. While we are encouraged by higher demand for most merchant products, hydrogen demand has not fully recovered. The pricing improvement was attributable to continued focus on pricing actions in our merchant business.

Operating income of $286.0 increased 15%, or $37.7, due to higher volumes, including one-time items, of $49, positive pricing of $19, and favorable currency of $6, partially offset by higher net operating costs of $36. The higher net operating costs were primarily driven by maintenance activities as prior year work was limited due to restrictions imposed in response to COVID-19. Operating margin of 26.9% decreased 230 bp from 29.2% in the prior year primarily due to the higher net operating costs and higher energy and natural gas cost pass-through to customers, which accounted for approximately 250 bp of the decline, partially offset by the impact from higher volumes and one-time items.
Equity affiliates’ income of $24.6 increased 24%, or $4.7, primarily driven by higher income from affiliates in Mexico.
Industrial Gases – EMEA

	Three Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$623.3	$429.7	$193.6	45%
Operating income	140.1	105.1	35.0	33%
Operating margin	22.5%	24.5%		(200) bp
Equity affiliates’ income	13.5	17.4	(3.9)	(22%)
Adjusted EBITDA	212.3	169.8	42.5	25%
Adjusted EBITDA margin	34.1%	39.5%		(540) bp

Sales % Change from Prior Year
Volume	24%
Price	1%
Energy and natural gas cost pass-through	8%
Currency	12%
Total Industrial Gases – EMEA Sales Change	45%

Sales of $623.3 increased 45%, or $193.6, due to higher volumes of 24%, favorable currency of 12%, higher energy and natural gas cost pass-through to customers of 8%, and positive pricing of 1%. The volume improvement was primarily driven by COVID-19 recovery in our base merchant business and an acquisition in Israel in July 2020. While we are encouraged by higher demand for liquid bulk products, our packaged gas business has not fully recovered from COVID-19. Favorable currency impacts were primarily driven by the appreciation of the Euro and the British Pound Sterling against the U.S. Dollar. The positive impact of our pricing actions, particularly in our merchant business, was partially offset by the impact of unfavorable product mix.
Operating income of $140.1 increased 33%, or $35.0, primarily due to higher volumes of $35 and favorable currency impacts of $12, partially offset by higher net operating costs of $7 and unfavorable pricing, net of power and fuel costs, of $5. Operating margin of 22.5% decreased 200 bp from 24.5% in the prior year, primarily due to the higher energy and natural gas cost pass-through to customers, which accounted for approximately 100 bp of the decline, and higher costs driven by power and other cost inflation.
Equity affiliates’ income of $13.5 decreased 22%, or $3.9, primarily due to lower income from affiliates in Italy and Saudi Arabia, partially offset by higher income from an affiliate in South Africa.

Industrial Gases – Asia

	Three Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$751.8	$651.9	$99.9	15%
Operating income	219.1	221.9	(2.8)	(1%)
Operating margin	29.1%	34.0%		(490) bp
Equity affiliates’ income	23.5	11.7	11.8	101%
Adjusted EBITDA	356.4	326.5	29.9	9%
Adjusted EBITDA margin	47.4%	50.1%		(270) bp

Sales % Change from Prior Year
Volume	6%
Price	1%
Energy and natural gas cost pass-through	—%
Currency	8%
Total Industrial Gases – Asia Sales Change	15%

Sales of $751.8 increased 15%, or $99.9, due to favorable currency of 8%, higher volumes of 6%, and positive pricing of 1%. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi against the U.S. Dollar. Higher volumes in our base merchant business, including some recovery from COVID-19, and positive contributions from new plants were partially offset by reduced contributions from Lu'An. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $219.1 decreased 1%, or $2.8, primarily due to higher costs of $20, partially offset by favorable currency of $19. Reduced income contributions from Lu’An were mostly offset by the higher volumes from merchant and new plants. Operating margin of 29.1% decreased 490 bp from 34.0% in the prior year, primarily due to the reduced volume contributions from Lu'An and higher costs.
Equity affiliates’ income of $23.5 increased 101%, or $11.8, primarily due to higher income from an affiliate in India.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

	Three Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$99.1	$77.6	$21.5	28%
Operating loss	(33.6)	(13.4)	(20.2)	(151%)
Adjusted EBITDA	(29.1)	(8.9)	(20.2)	(227%)

Sales of $99.1 increased 28%, or $21.5, primarily due to higher sale of equipment project activity. Despite higher sales, operating loss of $33.6 increased 151%, or $20.2, due to higher project costs, including unfavorable changes in cost estimates on projects accounted for under the cost incurred input method, and higher product development spending.

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

	Three Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$67.2	$56.1	$11.1	20%
Operating loss	(34.5)	(22.7)	(11.8)	(52%)
Adjusted EBITDA	(28.4)	(17.4)	(11.0)	(63%)

Sales of $67.2 increased 20%, or $11.1, primarily due to higher project activity in our distribution sale of equipment business. Despite higher sales, operating loss of $34.5 increased 52%, or $11.8, as higher business development and corporate support costs were only partially offset by higher sale of equipment activity.

FIRST NINE MONTHS 2021 VS. FIRST NINE MONTHS 2020

FIRST NINE MONTHS 2021 IN SUMMARY
The results below are compared to the first nine months of fiscal year 2020:
•Sales of $7,481.9 increased 14%, or $945.7, due to higher volumes and energy and natural gas cost pass-through to customers, as well as favorable currency and pricing actions.
•Operating income of $1,664.7 decreased 1%, or $12.7, and operating margin of 22.2% decreased 350 bp.
•Net income of $1,496.1 increased 4%, or $59.7, and net income margin of 20.0% decreased 200 bp.
•Adjusted EBITDA of $2,842.1 increased 6%, or $160.2, and adjusted EBITDA margin of 38.0% decreased 300 bp.
•Diluted EPS of $6.61 increased 4%, or $0.25, and adjusted diluted EPS of $6.51 increased 5%, or $0.32. A summary table of changes in diluted EPS is presented below.
•We increased the quarterly dividend on our common stock to $1.50 per share, representing a 12% increase from the previous dividend of $1.34 per share. This is the 39th consecutive year that we have increased our quarterly dividend payment.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Nine Months Ended
	30 June		Increase
	2021	2020	(Decrease)
Total Diluted EPS	$6.69	$6.30	$0.39
Less: Diluted EPS from income (loss) from discontinued operations	0.08	(0.06)	0.14
Diluted EPS From Continuing Operations	$6.61	$6.36	$0.25
Operating Impacts
Underlying business
Volume(A)			($0.18)
Price, net of variable costs			0.30
Other costs			(0.38)
Currency			0.29
Facility closure			(0.08)
Company headquarters relocation income			(0.12)
Gain on exchange with joint venture partner			0.12
Total Operating Impacts			($0.05)
Other Impacts
Equity affiliates' income			0.14
Interest expense			(0.14)
Other non-operating income (expense), net			0.12
Change in effective tax rate, excluding discrete items below			0.05
India Finance Act 2020			(0.06)
Tax election benefit and other			0.05
Noncontrolling interests(A)			0.13
Weighted average diluted shares			(0.01)
Total Other Impacts			$0.30
Total Change in Diluted EPS From Continuing Operations			$0.25
(A)The negative volume impact on diluted EPS includes reduced contributions from the Lu'An gasification project, which was partially offset by a positive impact from lower net income being attributed to our joint venture partner within "Noncontrolling interests."

	Nine Months Ended
	30 June		Increase
	2021	2020	(Decrease)
Diluted EPS From Continuing Operations	$6.61	$6.36	$0.25
Facility closure	0.08	—	0.08
Gain on exchange with joint venture partner	(0.12)	—	(0.12)
Company headquarters relocation income	—	(0.12)	0.12
India Finance Act 2020	—	(0.06)	0.06
Tax election benefit and other	(0.05)	—	(0.05)
Adjusted Diluted EPS From Continuing Operations	$6.51	$6.19	$0.32

FIRST NINE MONTHS 2021 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Nine Months Ended
	30 June
	2021	2020	$ Change	Change
GAAP Measures
Sales	$7,481.9	$6,536.2	$945.7	14%
Operating income	1,664.7	1,677.4	(12.7)	(1%)
Operating margin	22.2%	25.7%		(350)	bp
Equity affiliates’ income	202.3	197.6	4.7	2%
Net income	1,496.1	1,436.4	59.7	4%
Net income margin	20.0%	22.0%		(200)	bp
Non-GAAP Measures
Adjusted EBITDA	2,842.1	2,681.9	160.2	6%
Adjusted EBITDA margin	38.0%	41.0%		(300) bp

Sales % Change from Prior Year
Volume	4%
Price	2%
Energy and natural gas cost pass-through	4%
Currency	4%
Total Consolidated Sales Change	14%
Sales of $7,481.9 increased 14%, or $945.7, due to higher volumes of 4%, higher energy and natural gas cost pass-through to customers of 4%, favorable currency impacts of 4%, and positive pricing of 2%. Positive volume contributions from new plants, acquisitions, and increased sale-of-equipment activities were partially offset by reduced contributions from the Lu'An gasification project. The higher energy and natural gas cost pass-through to customers was primarily attributable to our Industrial Gases – Americas segment and included unusually high energy and natural gas prices related to Winter Storm Uri in the U.S. Gulf Coast in February 2021. Favorable currency was primarily driven by the appreciation of the Chinese Renminbi and Euro against the U.S. Dollar. Continued focus on pricing actions in our merchant businesses resulted in price improvement in each of the three regional segments.
Cost of Sales and Gross Margin
Total cost of sales of $5,203.0, including the facility closure discussed below, increased 21%, or $911.4. The increase from the prior year was primarily due to higher energy and natural gas cost pass-through to customers of $293, higher costs associated with sales volumes of $279, unfavorable currency impacts of $190, and higher costs, including power and other cost inflation, of $126. Gross margin of 30.5% decreased 380 bp from 34.3% in the prior year, as the factors noted above were partially offset by the positive impact of our pricing actions.
Facility Closure
In the second quarter of fiscal year 2021, we recorded a charge of $23.2 ($17.4 after-tax, or $0.08 per share) primarily for a noncash write-down of assets associated with a contract termination in the Industrial Gases – Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the nine months ended 30 June 2021 and was not recorded in segment results.
Selling and Administrative Expense
Selling and administrative expense of $626.3 increased 8%, or $46.0, primarily driven by higher spending for business development resources to support our growth strategy and unfavorable currency impacts. Selling and administrative expense as a percentage of sales decreased to 8.4% from 8.9%.

Research and Development
Research and development expense of $67.8 increased 19%, or $11.0, primarily due to higher product development costs in our Industrial Gases – Global segment. Research and development expense as a percentage of sales of 0.9% was flat versus the prior year.
Gain on Exchange with Joint Venture Partner
In the second quarter of fiscal year 2021, we recognized a gain of $36.8 ($27.3 after-tax, or $0.12 per share) on an exchange with the Tyczka Group, a former joint venture partner in our Industrial Gases – EMEA segment. As part of the exchange, we separated our 50/50 joint venture in Germany into two separate businesses so each party could acquire a portion of the business on a 100% basis. The gain included $12.7 from the revaluation of our previously held equity interest in the portion of the business that we retained and $24.1 from the sale of our equity interest in the remaining business. The gain is reflected as "Gain on exchange with joint venture partner" on our consolidated income statements for the nine months ended 30 June 2021 and was not recorded in segment results. Refer to Note 3, Acquisitions, to the consolidated financial statements for additional information.
Company Headquarters Relocation Income (Expense)
In the second quarter of fiscal year 2020, we sold property at our current corporate headquarters located in Trexlertown, Pennsylvania, in anticipation of relocating our U.S. headquarters. We received net proceeds of $44.1 and recorded a gain of $33.8 ($25.6 after-tax, or $0.12 per share), which is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the nine months ended 30 June 2021. The gain was not recorded in the results of the Corporate and other segment.
Other Income (Expense), Net
Other income of $43.1 increased 19%, or $7.0, primarily driven by the settlement of a supply contract in the first quarter of fiscal year 2021, partially offset by the impact of currency and lower asset sales.
Operating Income and Operating Margin
Operating income of $1,664.7 decreased 1%, or $12.7, as higher net operating costs of $105, unfavorable volume mix of $51, prior year income associated with the company headquarters relocation of $34, and a facility closure of $23 were partially offset by positive pricing, net of power and fuel costs, of $83, favorable currency of $80, and a gain on an exchange with a joint venture partner of $37. Unfavorable net operating costs were driven by higher maintenance activities, particularly in the Industrial Gases – Americas segment, and the addition of resources to support our growth strategy.
Operating margin of 22.2% decreased 350 bp from 25.7% in the prior year, primarily due to the unfavorable net operating costs, unfavorable volume mix, and higher energy and natural gas cost pass-through to customers, which contributed to sales but not operating income, partially offset by positive pricing. The positive impact from a gain on an exchange with a joint venture partner was offset by the impact of income associated with the company headquarters relocation in the prior year.
Equity Affiliates' Income
Equity affiliates' income of $202.3 increased 2%, or $4.7. Higher income from affiliates in the regional segments was partially offset by a prior year benefit of $33.8 for the release of our share of accumulated dividend distribution taxes related to an Indian affiliate as a result of the enactment of the India Finance Act 2020. Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information.
Interest Expense

	Nine Months Ended
	30 June
	2021	2020
Interest incurred	$127.7	$82.2
Less: capitalized interest	19.3	12.1
Interest expense	$108.4	$70.1
Interest incurred increased 55%, or $45.5, primarily driven by a higher debt balance due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter of fiscal year 2020. Capitalized interest increased 60%, or $7.2, due to a net increase in the carrying value of projects under construction.

Other Non-Operating Income (Expense), net
Other non-operating income of $56.5 increased $32.2. We recorded higher non-service pension income in 2021 due to lower interest costs and higher total assets, primarily for our U.S. pension plans. The current year also included favorable currency impacts. These factors were partially offset by lower interest income on cash and cash items due to lower interest rates.
Discontinued Operations
Income from discontinued operations, net of tax, was $18.5 for the nine months ended 30 June 2021. In the third quarter of fiscal year 2021, we recorded a net tax benefit of $8.2 ($0.04 per share) as a component of discontinued operations upon release of tax liabilities related to uncertain tax positions associated with our former EfW business. These liabilities were established in 2016 and released after expiration of the statute of limitations. Additionally, we recorded a tax benefit from discontinued operations of $10.3 ($0.05 per share) in the first quarter of fiscal year 2021, primarily from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017.
In the second quarter of fiscal year 2020, we recorded a pre-tax loss from discontinued operations of $19.0 ($14.3 after-tax, or $0.06 per share) to increase our existing liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 12, Commitments and Contingencies, for additional information.
Net Income and Net Income Margin
Net income of $1,496.1, including income from discontinued operations, increased 4%, or $59.7. On a continuing operations basis, the increase was primarily driven by positive pricing, net of power and fuel costs, favorable currency impacts, and a gain on an exchange with a joint venture partner, partially offset by unfavorable net operating costs, volume mix, and a loss from a facility closure. The prior year included income associated with the company headquarters relocation and a net benefit from the India Finance Act 2020. Additionally, income from discontinued operations, net of tax, increased to $18.5 from a loss of $14.3 in the prior year.
Net income margin of 20.0% decreased 200 bp from 22.0% in the prior year, primarily due to the unfavorable net operating costs, volume mix, and higher energy and natural gas cost pass-through to customers, which each decreased margin by approximately 100 bp, partially offset by the impact from our pricing actions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $2,842.1 increased 6%, or $160.2, primarily due to positive pricing, net of power and fuel costs, and favorable currency impacts, partially offset by unfavorable net operating costs. Adjusted EBITDA margin of 38.0% decreased 300 bp from 41.0% in the prior year, primarily due to the unfavorable net operating costs and higher energy and natural gas cost pass-through to customers, which each decreased margin by approximately 150 bp.
Effective Tax Rate
Our effective tax rate was 18.6% and 20.7% for the nine months ended 30 June 2021 and 2020, respectively. The current year rate was lower primarily due to income tax benefits recorded upon release of tax reserves established for uncertain tax positions taken in prior years, which included reserves released in the first quarter due to an agreement reached with foreign tax authorities and reserves released during the third quarter upon expiration of the statute of limitations. The third quarter included a benefit of $12.2 ($0.05 per share) for release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other"). Refer to Note 16, Income Taxes, to the consolidated financial statements for additional information.
Additionally, the prior year rate includes the unfavorable impact of India Finance Act 2020, which resulted in additional net income of $13.5 ($0.06 per share). This included an increase to equity affiliates' income of $33.8, partially offset by an increase to our income tax provision of $20.3 for changes in the future tax costs of repatriated earnings. The impact of India Finance Act 2020 was partially offset by beneficial tax law changes in the prior year.
The adjusted effective tax rate was 19.2% and 19.9% for the nine months ended 30 June 2021 and 2020, respectively. The current year adjusted rate was lower primarily due to income tax benefits recorded upon release of tax reserves established for uncertain tax positions taken in prior years. These items were partially offset by the impact of higher beneficial tax law changes recorded in 2020.

Segment Analysis
Industrial Gases – Americas

	Nine Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$3,052.4	$2,718.5	$333.9	12%
Operating income	775.2	773.5	1.7	—%
Operating margin	25.4%	28.5%		(310) bp
Equity affiliates’ income	79.2	62.1	17.1	28%
Adjusted EBITDA	1,313.7	1,245.7	68.0	5%
Adjusted EBITDA margin	43.0%	45.8%		(280) bp

Sales % Change from Prior Year
Volume	(1%)
Price	3%
Energy and natural gas cost pass-through	9%
Currency	1%
Total Industrial Gases – Americas Sales Change	12%
Sales of $3,052.4 increased 12%, or $333.9, as higher energy and natural gas cost pass-through to customers of 9%, positive pricing of 3%, and favorable currency of 1% were partially offset by lower volumes of 1%. Energy and natural gas cost pass-through to customers included unusually high energy and natural gas prices related to Winter Storm Uri in the U.S. Gulf Coast in February 2021. The pricing improvement was attributable to continued focus on pricing actions in our merchant business. Volumes declined as positive contributions from new plants, including hydrogen assets we acquired in April 2020, were more than offset by lower demand due to COVID-19 in the first half of the fiscal year. While we are encouraged by higher demand for most merchant products in the third quarter, hydrogen demand has not fully recovered.
Operating income of $775.2 increased $1.7, primarily due to higher pricing, net of power and fuel costs, of $61, partially offset by higher net operating costs of $58. Operating margin of 25.4% decreased 310 bp from 28.5% in the prior year primarily due to higher energy and natural gas cost pass-through to customers, which negatively impacted margin by approximately 250 bp, and higher net operating costs, partially offset by the impact of our pricing actions.
Equity affiliates’ income of $79.2 increased 28%, or $17.1, primarily driven by higher income from affiliates in Mexico.

Industrial Gases – EMEA

	Nine Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$1,770.9	$1,421.1	$349.8	25%
Operating income	421.2	350.2	71.0	20%
Operating margin	23.8%	24.6%		(80) bp
Equity affiliates’ income	58.8	50.2	8.6	17%
Adjusted EBITDA	651.7	543.7	108.0	20%
Adjusted EBITDA margin	36.8%	38.3%		(150) bp

Sales % Change from Prior Year
Volume	11%
Price	2%
Energy and natural gas cost pass-through	3%
Currency	9%
Total Industrial Gases – EMEA Sales Change	25%

Sales of $1,770.9 increased 25%, or $349.8, due to higher volumes of 11%, favorable currency impacts of 9%, higher energy and natural gas cost pass-through to customers of 3%, and positive pricing of 2%. The volume improvement was mainly attributable to an acquisition in Israel in July 2020 and our base merchant business, partly due to COVID-19 recovery in the third quarter. While we are encouraged by higher demand for liquid bulk products, our packaged gas business has not fully recovered. Favorable currency impacts were primarily driven by the appreciation of the Euro against the U.S. Dollar. The pricing improvement was primarily attributable to our merchant business.
Operating income of $421.2 increased 20%, or $71.0, primarily due to higher volumes of $36, favorable currency impacts of $27, and positive pricing, net of power and fuel costs, of $12. Operating margin of 23.8% decreased 80 bp from 24.6% in the prior year, primarily due to impacts from higher energy and natural gas cost pass-through to customers and unfavorable net operating costs.
Equity affiliates’ income of $58.8 increased 17%, or $8.6, primarily due to higher income from affiliates in Saudi Arabia and South Africa.
Industrial Gases – Asia

	Nine Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$2,166.8	$2,002.8	$164.0	8%
Operating income	632.4	659.5	(27.1)	(4%)
Operating margin	29.2%	32.9%		(370) bp
Equity affiliates’ income	58.9	42.4	16.5	39%
Adjusted EBITDA	1,022.7	1,000.5	22.2	2%
Adjusted EBITDA margin	47.2%	50.0%		(280) bp

Sales % Change from Prior Year
Volume	—%
Price	1%
Energy and natural gas cost pass-through	—%
Currency	7%
Total Industrial Gases – Asia Sales Change	8%

Sales of $2,166.8 increased 8%, or $164.0, due to favorable currency of 7% and positive pricing of 1%, as both volumes and energy and natural gas cost pass-through to customers were flat. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi against the U.S. Dollar. Positive volume contributions from our base merchant business and new plants were offset by reduced contributions from Lu'An.
Operating income of $632.4 decreased 4%, or $27.1, due to unfavorable volume mix of $61 and higher net operating costs of $23, partially offset by favorable currency of $48 and positive pricing, net of power and fuel costs, of $9. Operating margin of 29.2% decreased 370 bp from 32.9% in the prior year primarily due to reduced contributions from Lu'An.
Equity affiliates’ income of $58.9 increased 39%, or $16.5, primarily due to higher income from an affiliate in India.
Industrial Gases – Global

	Nine Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$301.5	$249.5	$52.0	21%
Operating loss	(64.3)	(29.6)	(34.7)	(117%)
Adjusted EBITDA	(50.8)	(13.4)	(37.4)	(279%)

Sales of $301.5 increased 21%, or $52.0, due to higher sale of equipment project activity. Despite higher sales, operating loss of $64.3 increased 117%, or $34.7, as higher project costs, including unfavorable changes in estimates on projects accounted for under the cost incurred input method, and higher product development spending were partially offset by income from the settlement of a supply contract in the first quarter of 2021.
Corporate and other

	Nine Months Ended
	30 June
	2021	2020	$ Change	% Change
Sales	$190.3	$144.3	$46.0	32%
Operating loss	(113.4)	(110.0)	(3.4)	(3%)
Adjusted EBITDA	(95.2)	(94.6)	(0.6)	(1%)

Sales of $190.3 increased 32%, or $46.0, primarily due to higher project activity in our distribution sale of equipment and LNG businesses. Despite higher sales, operating loss of $113.4 increased 3%, or $3.4, as higher business development and corporate support costs were only partially offset by higher sale of equipment activity.

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

	Three Months Ended 30 June
Q3 2021 vs. Q3 2020	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2021 GAAP	$577.1	$63.2	$101.7	$525.4	$2.36
2020 GAAP	539.2	51.2	109.3	446.5	2.01
Change GAAP					$0.35
% Change GAAP					17%

2021 GAAP	$577.1	$63.2	$101.7	$525.4	$2.36
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$577.1	$63.2	$113.9	$513.2	$2.31

2020 GAAP	$539.2	$51.2	$109.3	$446.5	$2.01
No non-GAAP adjustments	—	—	—	—	—
2020 Non-GAAP ("Adjusted")	$539.2	$51.2	$109.3	$446.5	$2.01
Change Non-GAAP ("Adjusted")					$0.30
% Change Non-GAAP ("Adjusted")					15%

	Nine Months Ended 30 June
2021 vs. 2020	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2021 GAAP	$1,664.7	$202.3	$337.5	$1,470.2	$6.61
2020 GAAP	1,677.4	197.6	378.5	1,414.2	6.36
Change GAAP					$0.25
% Change GAAP					4%

2021 GAAP	$1,664.7	$202.3	$337.5	$1,470.2	$6.61
Facility closure	23.2	—	5.8	17.4	0.08
Gain on exchange with joint venture partner	(36.8)	—	(9.5)	(27.3)	(0.12)
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$1,651.1	$202.3	$346.0	$1,448.1	$6.51

2020 GAAP	$1,677.4	$197.6	$378.5	$1,414.2	$6.36
Company headquarters relocation (income) expense	(33.8)	—	(8.2)	(25.6)	(0.12)
India Finance Act 2020	—	(33.8)	(20.3)	(13.5)	(0.06)
2020 Non-GAAP ("Adjusted")	$1,643.6	$163.8	$350.0	$1,375.1	$6.19
Change Non-GAAP ("Adjusted")					$0.32
% Change Non-GAAP ("Adjusted")					5%

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended				Nine Months Ended
	30 June				30 June
	2021		2020		2021		2020
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$2,604.7		$2,065.2		$7,481.9		$6,536.2

Net income and net income margin	$532.3	20.4%	$457.1	22.1%	$1,496.1	20.0%	$1,436.4	22.0%
Less: Income (Loss) from discontinued operations, net of tax	8.2	0.3%	—	—%	18.5	0.2%	(14.3)	(0.2%)
Add: Interest expense	35.6	1.4%	32.1	1.6%	108.4	1.4%	70.1	1.1%
Less: Other non-operating income (expense), net	21.1	0.8%	8.1	0.4%	56.5	0.8%	24.3	0.4%
Add: Income tax provision	101.7	3.9%	109.3	5.3%	337.5	4.5%	378.5	5.8%
Add: Depreciation and amortization	335.7	12.9%	290.6	14.1%	988.7	13.2%	874.5	13.4%
Add: Facility closure	—	—%	—	—%	23.2	0.3%	—	—%
Less: Gain on exchange with joint venture partner	—	—%	—	—%	36.8	0.5%	—	—%
Less: Company headquarters relocation income (expense)	—	—%	—	—%	—	—%	33.8	0.5%
Less: India Finance Act 2020 - equity affiliate income impact	—	—%	—	—%	—	—%	33.8	0.5%
Adjusted EBITDA and adjusted EBITDA margin	$976.0	37.5%	$881.0	42.7%	$2,842.1	38.0%	$2,681.9	41.0%

	Q3 2021 vs. Q3 2020				2021 vs. 2020
Change GAAP
Net income $ change	$75.2				$59.7
Net income % change	16%				4%
Net income margin change	(170) bp				(200) bp
Change Non-GAAP
Adjusted EBITDA $ change	$95.0				$160.2
Adjusted EBITDA % change	11%				6%
Adjusted EBITDA margin change	(520) bp				(300) bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 30 June 2021 and 2020:

Sales	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Q3 2021	$1,063.3	$623.3	$751.8	$99.1	$67.2	$2,604.7
Q3 2020	849.9	429.7	651.9	77.6	56.1	2,065.2

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
Q3 2021 GAAP
Operating income (loss)	$286.0		$140.1		$219.1		($33.6)	($34.5)	$577.1	(A)
Operating margin	26.9%		22.5%		29.1%
Q3 2020 GAAP
Operating income (loss)	$248.3		$105.1		$221.9		($13.4)	($22.7)	$539.2	(A)
Operating margin	29.2%		24.5%		34.0%
Q3 2021 vs. Q3 2020 Change GAAP
Operating income/loss $ change	$37.7		$35.0		($2.8)		($20.2)	($11.8)
Operating income/loss % change	15%		33%		(1%)		(151%)	(52%)
Operating margin change	(230)	bp	(200)	bp	(490)	bp

Q3 2021 Non-GAAP
Operating income (loss)	$286.0		$140.1		$219.1		($33.6)	($34.5)	$577.1	(A)
Add: Depreciation and amortization	154.2		58.7		113.8		2.9	6.1	335.7
Add: Equity affiliates' income	24.6		13.5		23.5		1.6	—	63.2	(A)
Adjusted EBITDA	$464.8		$212.3		$356.4		($29.1)	($28.4)	$976.0
Adjusted EBITDA margin	43.7%		34.1%		47.4%
Q3 2020 Non-GAAP
Operating income (loss)	$248.3		$105.1		$221.9		($13.4)	($22.7)	$539.2	(A)
Add: Depreciation and amortization	142.8		47.3		92.9		2.3	5.3	290.6
Add: Equity affiliates' income	19.9		17.4		11.7		2.2	—	51.2	(A)
Adjusted EBITDA	$411.0		$169.8		$326.5		($8.9)	($17.4)	$881.0
Adjusted EBITDA margin	48.4%		39.5%		50.1%
Q3 2021 vs. Q3 2020 Change Non-GAAP
Adjusted EBITDA $ change	$53.8		$42.5		$29.9		($20.2)	($11.0)
Adjusted EBITDA % change	13%		25%		9%		(227%)	(63%)
Adjusted EBITDA margin change	(470)	bp	(540)	bp	(270)	bp
(A)Refer to the Reconciliations to Consolidated Results section below.

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the nine months ended 30 June 2021 and 2020:

Sales	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
2021	$3,052.4	$1,770.9	$2,166.8	$301.5	$190.3	$7,481.9
2020	2,718.5	1,421.1	2,002.8	249.5	144.3	6,536.2

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
2021 GAAP
Operating income (loss)	$775.2		$421.2		$632.4		($64.3)	($113.4)	$1,651.1	(A)
Operating margin	25.4%		23.8%		29.2%
2020 GAAP
Operating income (loss)	$773.5		$350.2		$659.5		($29.6)	($110.0)	$1,643.6	(A)
Operating margin	28.5%		24.6%		32.9%
2021 vs. 2020 Change GAAP
Operating income/loss $ change	$1.7		$71.0		($27.1)		($34.7)	($3.4)
Operating income/loss % change	—%		20%		(4%)		(117%)	(3%)
Operating margin change	(310)	bp	(80)	bp	(370)	bp

2021 Non-GAAP
Operating income (loss)	$775.2		$421.2		$632.4		($64.3)	($113.4)	$1,651.1	(A)
Add: Depreciation and amortization	459.3		171.7		331.4		8.1	18.2	988.7
Add: Equity affiliates' income	79.2		58.8		58.9		5.4	—	202.3	(A)
Adjusted EBITDA	$1,313.7		$651.7		$1,022.7		($50.8)	($95.2)	$2,842.1
Adjusted EBITDA margin	43.0%		36.8%		47.2%
2020 Non-GAAP
Operating income (loss)	$773.5		$350.2		$659.5		($29.6)	($110.0)	$1,643.6	(A)
Add: Depreciation and amortization	410.1		143.3		298.6		7.1	15.4	874.5
Add: Equity affiliates' income	62.1		50.2		42.4		9.1	—	163.8	(A)
Adjusted EBITDA	$1,245.7		$543.7		$1,000.5		($13.4)	($94.6)	$2,681.9
Adjusted EBITDA margin	45.8%		38.3%		50.0%
2021 vs. 2020 Change Non-GAAP
Adjusted EBITDA $ change	$68.0		$108.0		$22.2		($37.4)	($0.6)
Adjusted EBITDA % change	5%		20%		2%		(279%)	(1%)
Adjusted EBITDA margin change	(280)	bp	(150)	bp	(280)	bp
(A)Refer to the Reconciliations to Consolidated Results section below.

Reconciliations to Consolidated Results
The table below reconciles operating income as reflected on our consolidated income statements to total operating income disclosed in the table above:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2021	2020	2021	2020
Consolidated operating income	$577.1	$539.2	$1,664.7	$1,677.4
Facility closure	—	—	23.2	—
Gain on exchange with joint venture partner	—	—	(36.8)	—
Company headquarters relocation (income) expense	—	—	—	(33.8)
Total	$577.1	$539.2	$1,651.1	$1,643.6

The table below reconciles equity affiliates' income as reflected on our consolidated income statements to total equity affiliates' income disclosed in the table above:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2021	2020	2021	2020
Consolidated equity affiliates' income	$63.2	$51.2	$202.3	$197.6
India Finance Act 2020	—	—	—	(33.8)
Total	$63.2	$51.2	$202.3	$163.8

ADJUSTED EFFECTIVE TAX RATE
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

	Three Months Ended 30 June		Nine Months Ended 30 June
	2021	2020	2021	2020
Income tax provision	$101.7	$109.3	$337.5	$378.5
Income from continuing operations before taxes	625.8	566.4	1,815.1	1,829.2
Effective tax rate	16.3%	19.3%	18.6%	20.7%

Income tax provision	$101.7	$109.3	$337.5	$378.5
Facility closure	—	—	5.8	—
Gain on exchange with joint venture partner	—	—	(9.5)	—
Company headquarters relocation	—	—	—	(8.2)
India Finance Act 2020	—	—	—	(20.3)
Tax election benefit and other	12.2	—	12.2	—
Adjusted income tax provision	$113.9	$109.3	$346.0	$350.0

Income from continuing operations before taxes	$625.8	$566.4	$1,815.1	$1,829.2
Facility closure	—	—	23.2	—
Gain on exchange with joint venture partner	—	—	(36.8)	—
Company headquarters relocation (income) expense	—	—	—	(33.8)
India Finance Act 2020 - equity affiliate income impact	—	—	—	(33.8)
Adjusted income from continuing operations before taxes	$625.8	$566.4	$1,801.5	$1,761.6
Adjusted effective tax rate	18.2%	19.3%	19.2%	19.9%

CAPITAL EXPENDITURES
We define capital expenditures as cash flows for additions to plant and equipment, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2021	2020
Cash used for investing activities	$2,318.0	$4,330.9
Proceeds from sale of assets and investments	30.0	74.3
Purchases of investments	(1,953.8)	(2,515.5)
Proceeds from investments	1,535.2	177.0
Other investing activities	4.1	2.9
Capital expenditures	$1,933.5	$2,069.6

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
As of 30 June 2021, we had $1,477.2 of foreign cash and cash items compared to total cash and cash items of $4,291.6. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
The table below summarizes our cash flows from operating, investing, and financing activities as reflected on the consolidated statements of cash flows:

	Nine Months Ended
	30 June
Cash Provided By (Used For)	2021	2020
Operating activities	$2,508.9	$2,013.2
Investing activities	(2,318.0)	(4,330.9)
Financing activities	(1,203.1)	4,005.5
Operating Activities
For the first nine months of fiscal year 2021, cash provided by operating activities was $2,508.9. Income from continuing operations of $1,470.2 was adjusted for items including depreciation and amortization, deferred income taxes, a loss for a facility closure, undistributed earnings of equity method investments, gain on sale of assets and investments, share-based compensation, and noncurrent lease receivables. The working capital accounts were a use of cash of $38.2, primarily driven by $110.9 from other working capital and $84.3 from trade receivables, less allowances, partially offset by a $139.8 source of cash from payables and accrued liabilities. The use within "other working capital" was primarily due to an increase in contract fulfillment costs related to sale of equipment projects. The use of cash within trade receivables, less allowances, primarily resulted from higher natural gas costs contractually passed through to customers. The source within payables and accrued liabilities was primarily due to customer advances on sale of equipment projects and an increase in accrued utilities due to the higher natural gas costs.
For the first nine months of fiscal year 2020, cash provided by operating activities was $2,013.2 which includes income from continuing operations of $1,414.2. The working capital accounts were a use of cash of $503.7, primarily driven by $184.7 from payables and accrued liabilities, $164.3 from other working capital, and $106.2 from trade receivables, less allowances. The use within "Other working capital" was primarily due to timing of tax payments and a taxable benefit as a result of the assets acquired from PBF Energy, Inc. ("PBF"). The use of cash within "Payables and accrued liabilities" included $56.4 from the maturities of forward exchange contracts that hedged foreign currency exposures and a $39.5 decrease in accrued incentive compensation due to payments on the 2019 annual incentive compensation plan.
Cash paid for income taxes, net of cash refunds, was $291.5 and $329.6 for the nine months ended 30 June 2021 and 2020, respectively.

Investing Activities
For the first nine months of fiscal year 2021, cash used by investing activities was $2,318.0. Capital expenditures for plant and equipment, including long-term deposits, were $1,847.8. Purchases of investments with terms greater than three months but less than one year of $1,953.8 exceeded proceeds from investments of $1,535.2 which resulted from maturities of time deposits and treasury securities.
For the first nine months of fiscal year 2020, cash used for investing activities was $4,330.9. Payments for additions to plant and equipment, including long-term deposits, were $2,045.2. Purchases of investments of $2,515.5 relate to time deposits and treasury securities with terms greater than three months and less than one year and exceeded proceeds from investments of $177.0.
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We present a reconciliation of our capital expenditures to cash used for investing activities on page 56.

	Nine Months Ended
	30 June
	2021	2020
Additions to plant and equipment, including long-term deposits	$1,847.8	$2,045.2
Acquisitions, less cash acquired	9.8	—
Investment in and advances to unconsolidated affiliates	75.9	24.4
Capital Expenditures	$1,933.5	$2,069.6
Capital expenditures for the first nine months of fiscal year 2021 totaled $1,933.5 compared to $2,069.6 for the first nine months of fiscal year 2020. This decrease was primarily driven by the prior year acquisition of five operating hydrogen production plants from PBF, partially offset by higher spending on gasification projects. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.
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
Financing Activities
For the first nine months of fiscal year 2021, cash used for financing activities was $1,203.1 and primarily included dividend payments to shareholders of $924.7, and payments on long-term debt of $462.8, partially offset by long-term debt proceeds of $160.9. The payments on long-term debt included the repayment of a €350 million Eurobond in June 2021.

For the first nine months of fiscal year 2020, cash provided by financing activities was $4,005.5 and primarily related to issuance of long-term debt of $4,895.7, partially offset by dividend payments to shareholders of $807.6. Other financing activities of $54.4 included financing charges associated with the debt issuance.
Discontinued Operations
For the first nine months of fiscal year 2021, cash provided by operating activities of discontinued operations of $6.7 resulted from cash received as part of a state tax settlement related to the sale of our former Performance Materials Division in fiscal year 2017.
Financing and Capital Structure
Capital needs for the first nine months of fiscal year 2021 were satisfied with cash from operations. Total debt decreased from $7,907.8 as of 30 September 2020 to $7,666.1 as of 30 June 2021, primarily due to repayment of the €350 million Eurobond, partially offset by proceeds from long-term borrowings on our foreign commitments. Total debt includes related party debt of $357.7 and $338.5 as of 30 June 2021 and 30 September 2020, respectively, primarily associated with the Lu'An joint venture.

On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 30 June 2021 and 30 September 2020, expressed as a percentage of total capitalization, was 36.2% and 38.9%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 30 June 2021.
The 2021 Credit Agreement replaced our previous five-year $2,300.0 revolving credit agreement, which was to have matured on 31 March 2022. No borrowings were outstanding under the previous agreement as of 30 September 2020 or at the time of its termination. No early termination penalties were incurred.
Commitments of $296.2 are maintained by our foreign subsidiaries, $157.9 of which was borrowed and outstanding as of 30 June 2021.
As of 30 June 2021, we were in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares during the first nine months of fiscal year 2021. As of 30 June 2021, $485.3 in share repurchase authorization remained.
Dividends
On 15 July 2021, the Board of Directors declared a quarterly dividend of $1.50 per share. The dividend is payable on 8 November 2021 to shareholders of record at the close of business on 1 October 2021.

CONTRACTUAL OBLIGATIONS
We are obligated to make future payments under various contracts, such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations.
We entered into additional operating lease commitments in the first nine months of fiscal year 2021 with lease terms that commence after 30 June 2021. Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements for additional information.
There have been no other material changes to our contractual obligations since 30 September 2020.

PENSION BENEFITS
For the nine months ended 30 June 2021 and 2020, net periodic pension (benefit) cost was ($29.0) and $3.2, respectively. We recognized service-related costs of $34.3 and $35.5, respectively, on our consolidated income statements within "Operating income." The non-service related benefits of $63.3 and $32.3 were included in "Other non-operating income (expense), net" for the nine months ended 30 June 2021 and 2020, respectively. The increase to pension income in fiscal year 2021 from an expense in fiscal year 2020 primarily resulted from lower interest cost and higher total assets. The amount of service costs capitalized in the first nine months of fiscal years 2021 and 2020 were not material.
We expect total pension settlement losses of approximately $0 to $5 in fiscal year 2021.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2021 and 2020, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $34.0 and $24.6, respectively. Total contributions for fiscal year 2021 are expected to be approximately $45 to $55. We do not expect COVID-19 to impact our contribution forecast for fiscal year 2021. During fiscal year 2020, total contributions were $37.5.
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
There have been no changes to our accounting policies or estimates during the first nine months of fiscal year 2021 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
While our results of operations have been negatively affected by COVID-19 as of and for the three and nine months ended 30 June 2021, there has been no triggering event that would require interim impairment testing for any of our asset groups, reporting units that contain goodwill, indefinite-lived intangible assets, or equity method investments. We will continue to evaluate the nature and extent of COVID-19 impacts on our business and any impact they may have on management's estimates, particularly those for our Latin America business. The duration and severity of the COVID-19 outbreak and its long-term impact on our business is uncertain.

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
Our net financial instrument position decreased from a liability of $8,220.7 at 30 September 2020 to a liability of $7,913.3 at 30 June 2021. The decrease was primarily due to the repayment of a €350.0 million Eurobond on its maturity date in June 2021.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2021, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $602 and $711 in the net liability position of financial instruments at 30 June 2021 and 30 September 2020, respectively. A 100 bp decrease in market interest rates would result in an increase of $710 and $846 in the net liability position of financial instruments at 30 June 2021 and 30 September 2020.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2020.

Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 30 June 2021, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $387 and $360 in the net liability position of financial instruments at 30 June 2021 and 30 September 2020, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2021, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ M. Scott Crocco
M. Scott Crocco
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	9 August 2021