Form 10-K
period 2021-09-30
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2021-11-18
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2021
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

1940 Air Products Boulevard
Allentown, Pennsylvania 18106-5500
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2021 was approximately $62.1 billion. For purposes of the foregoing calculations, all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock outstanding as of 31 October 2021 was 221,460,382.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022 are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2021

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding plans, projects, strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:
•the duration and impacts of the ongoing COVID-19 global pandemic and efforts to contain its transmission, including the effect of these factors on our business, our customers, economic conditions and markets generally;
•changes in global or regional economic conditions, inflation, and supply and demand dynamics in the market segments we serve, or in the financial markets that may affect the availability and terms on which we may obtain financing;
•the ability to implement price increases to offset cost increases;
•disruptions to our supply chain and related distribution delays and cost increases;
•risks associated with having extensive international operations, including political risks, risks associated with unanticipated government actions and risks of investing in developing markets;
•project delays, contract terminations, customer cancellations, or postponement of projects and sales;
•our ability to develop, operate, and manage costs of large-scale and technically complex projects, including gasification and hydrogen projects;
•the future financial and operating performance of major customers, joint ventures, and equity affiliates;
•our ability to develop, implement, and operate new technologies;
•our ability to execute the projects in our backlog and refresh our pipeline of new projects;
•tariffs, economic sanctions and regulatory activities in jurisdictions in which we and our affiliates and joint ventures operate;
•the impact of environmental, tax, or other legislation, as well as regulations and other public policy initiatives affecting our business and the business of our affiliates and related compliance requirements, including legislation, regulations, or policies intended to address global climate change;
•changes in tax rates and other changes in tax law;
•the timing, impact, and other uncertainties relating to acquisitions and divestitures, including our ability to integrate acquisitions and separate divested businesses, respectively;
•risks relating to cybersecurity incidents, including risks from the interruption, failure or compromise of our information systems;

FORWARD-LOOKING STATEMENTS (CONTINUED)
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
•significant fluctuations in inflation, interest rates and foreign currency exchange rates from those currently anticipated;
•damage to facilities, pipelines or delivery systems, including those we own or operate for third parties;
•availability and cost of electric power, natural gas, and other raw materials; and
•the success of productivity and operational improvement programs.
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

PART I
Item 1. Business.
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, serves customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, equipment, and services. Focused on serving energy, environment and emerging markets, we provide essential industrial gases, related equipment, and applications expertise to customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, and food and beverage. We are the world’s largest supplier of hydrogen and have built leading positions in growth markets such as helium and liquefied natural gas ("LNG") process technology and equipment. We develop, engineer, build, own, and operate some of the world’s largest industrial gas projects, including gasification projects that sustainably convert abundant natural resources into syngas for the production of high-value power, fuels, and chemicals and are developing carbon capture projects and world-scale low carbon and carbon-free hydrogen projects that will support global transportation and energy transition away from fossil fuels.
As used in this report, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” "Air Products," or “registrant” include controlled subsidiaries, affiliates, and predecessors of Air Products and our controlled subsidiaries and affiliates.
Except as otherwise noted, the description of our business below reflects our continuing operations. Refer to Note 5, Discontinued Operations, to the consolidated financial statements for activity associated with discontinued operations.

During the fiscal year ended 30 September 2021 (“fiscal year 2021”), we reported our continuing operations in five reporting segments under which we managed our operations, assessed performance, and reported earnings: Industrial Gases – Americas; Industrial Gases – EMEA (Europe, Middle East, and Africa); Industrial Gases – Asia; Industrial Gases – Global; and Corporate and other. The discussion that follows is based on those operations. Refer to Note 23, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments.
On 4 November 2021, we announced the reorganization of our industrial gases segments effective 1 October 2021. Refer to Note 24, Subsequent Events, for additional information.
Industrial Gases Business
Our Industrial Gases business produces atmospheric gases, such as oxygen, nitrogen, and argon; process gases, such as hydrogen, helium, carbon dioxide (CO2), carbon monoxide, and syngas; and specialty gases. Atmospheric gases are produced through various air separation processes, of which cryogenic is the most prevalent. Process gases are produced by methods other than air separation. For example, hydrogen, carbon monoxide, and syngas are produced by steam methane reforming of natural gas and by the gasification of liquid and solid hydrocarbons. Hydrogen is produced by purifying byproduct sources obtained from the chemical and petrochemical industries. Helium is produced as a byproduct of gases extracted from underground reservoirs, primarily natural gas, but also CO2 purified before resale. The Industrial Gases business also develops, builds, and operates equipment for the production or processing of gases, such as air separation units and non-cryogenic generators.
Our Industrial Gases business is organized and operated regionally. The regional Industrial Gases segments supply gases, related equipment, and applications in the relevant region to diversified customers in many industries, including those in refining, chemicals, metals, electronics, manufacturing, and food and beverage. Hydrogen is used by refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels, as well as in the developing hydrogen-for-mobility markets. We have hydrogen fueling stations that support commercial markets in California and Japan as well as demonstration projects in Europe, Saudi Arabia, and other parts of Asia. The chemicals industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and syngas as feedstocks in the production of many basic chemicals. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. Oxygen is used in combustion and industrial heating applications, including in the steel, certain nonferrous metals, glass, and cement industries. Nitrogen applications are used in food processing for freezing and preserving flavor, and nitrogen is used for inerting in various fields, including the metals, chemical, and semiconductor industries. Helium is used in laboratories and healthcare for cooling and in other industries for pressurizing, purging, and lifting. Argon is used in the metals and other industries for its unique inerting, thermal conductivity, and other properties. Industrial gases are also used in welding and providing healthcare and are utilized in various manufacturing processes to make them more efficient and to optimize performance.
Industrial gases are generally produced at or near the point of use given the complexity and inefficiency with storing molecules at low temperatures. Helium, however, is generally sourced globally, at long distances from point of sale. As a result, we maintain an inventory of helium stored in our fleet of ISO containers as well as at the U.S. Bureau of Land Management underground storage facility in Amarillo, Texas.

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
•On-Site Gases—Large quantities of hydrogen, nitrogen, oxygen, carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide) are provided to customers, principally in the energy production and refining, chemical, and metals industries worldwide, that require large volumes of gases and have relatively constant demand. Gases are produced and supplied by large facilities we construct or acquire on or near the customers’ facilities or by pipeline systems from centrally located production facilities. These sale of gas contracts are generally governed by 15- to 20-year contracts. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically via a 10- to 15-year sale of gas contract.
Electricity is the largest cost component in the production of atmospheric gases. Steam methane reformers utilize natural gas as the primary raw material and gasifiers use liquid and solid hydrocarbons as the principal raw material for the production of hydrogen, carbon monoxide, and syngas. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, and cost pass-through and tolling arrangements. During fiscal year 2021, no significant difficulties were encountered in obtaining adequate supplies of power and natural gas.
We obtain helium from a number of sources globally, including crude helium for purification from the U.S. Bureau of Land Management's helium reserve.
The regional Industrial Gases segments also include our share of the results of several joint ventures accounted for by the equity method, which we report in our financial statements as income from equity affiliates. The largest of these joint ventures operate in China, India, Italy, Mexico, Saudi Arabia, South Africa, and Thailand.
Each of the regional Industrial Gases segments competes against three global industrial gas companies: Air Liquide S.A., Messer, and Linde plc, as well as regional competitors. Competition in Industrial Gases is based primarily on price, reliability of supply, and the development of industrial gas applications. We derive a competitive advantage in locations where we have pipeline networks, which enable us to provide reliable and economic supply of products to our larger customers.
Overall regional industrial gases sales constituted approximately 92%, 94%, and 96% of consolidated sales in fiscal years 2021, 2020, and 2019, respectively. Sales of atmospheric gases constituted approximately 47%, 47%, and 46% of consolidated sales in fiscal years 2021, 2020, and 2019, respectively, while sales of tonnage hydrogen, syngas, and related products constituted approximately 22%, 22%, and 26% of consolidated sales in fiscal years 2021, 2020, and 2019, respectively.

Industrial Gases Equipment
We design and manufacture equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction, and liquid helium and liquid hydrogen transport and storage. The Industrial Gases – Global segment includes activity primarily related to the sale of cryogenic and gas processing equipment for air separation. The equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. The Corporate and other segment includes: our LNG equipment business, our Gardner Cryogenics business fabricating helium and hydrogen transport and storage containers, and our Rotoflow business, which manufactures turboexpanders and other precision rotating equipment. Steel, aluminum, and capital equipment subcomponents (compressors, etc.) are the principal raw materials in the manufacturing of equipment. Raw materials for individual projects typically are acquired under firm purchase agreements. Equipment is produced at our manufacturing sites with certain components being procured from subcontractors and vendors. Competition in the equipment business is based primarily on plant efficiency, service, technical know-how and price, as well as schedule and plant performance guarantees. Sale of equipment constituted approximately 8%, 6%, and 4% of consolidated sales in fiscal years 2021, 2020, and 2019, respectively.
Our backlog of equipment orders was approximately $1.3 billion on 30 September 2021 (as compared to a total backlog of approximately $1.6 billion on 30 September 2020). We estimate that approximately half of the total equipment sales backlog as of 30 September 2021 will be recognized as revenue during fiscal year 2022, dependent on execution schedules of the relevant projects.
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
We have majority or wholly owned foreign subsidiaries that operate in Canada; 18 European countries (including the Netherlands, Spain, and the United Kingdom); 11 Asian countries (including China, South Korea, and Taiwan); seven Latin American countries (including Brazil and Chile); six countries in the Middle East (including Saudi Arabia), and three African countries. We also own less-than-controlling interests in entities operating in Europe, Asia, Latin America, the Middle East, and Africa (including China, India, Italy, Mexico, Oman, Saudi Arabia, South Africa, and Thailand).
Financial information about our foreign operations and investments is included in Note 7, Summarized Financial Information of Equity Affiliates; Note 21, Income Taxes; and Note 23, Business Segment and Geographic Information, to the consolidated financial statements included under Item 8, below. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Major Accounting Policies, and information on our exposure to currency fluctuations is included in Note 12, Financial Instruments, to the consolidated financial statements, included under Item 8, below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A, below.
Technology Development
We pursue a market-oriented approach to technology development through research and development, engineering, and commercial development processes. We conduct research and development principally in our laboratories located in the United States (Trexlertown, Pennsylvania), the United Kingdom (Basingstoke and Carrington), Spain (Barcelona), China (Shanghai), and Saudi Arabia (Dhahran). We also fund and cooperate in research and development programs conducted by a number of major universities and undertake research work funded by others, including the United States government.
Development of technology for use within the Industrial Gases business focuses primarily on new and improved processes and equipment for the production and delivery of industrial gases and new or improved applications for industrial gas products.
During fiscal year 2021, we owned approximately 780 United States patents, approximately 3,480 foreign patents, and were a licensee under certain patents owned by others. While the patents and licenses are considered important, we do not consider our business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Environmental Regulation
We are subject to various environmental laws, regulations, and public policies in the countries in which we have operations. Compliance with these measures often results in higher capital expenditures and costs. In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law); Resource Conservation and Recovery Act ("RCRA"); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Our accounting policy for environmental expenditures is discussed in Note 1, Major Accounting Policies, and environmental loss contingencies are discussed in Note 16, Commitments and Contingencies, to the consolidated financial statements, included under Item 8, below.
Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (“GHG”), including CO2. These include existing coverage under the European Union Emission Trading System, the California Cap-and-Trade Program, China’s Emission Trading Scheme and its nation-wide expansion, and South Korea’s Emission Trading Scheme. In the Netherlands, a CO2 emissions tax was enacted on 1 January 2021. In Canada, Alberta’s Technology Innovation and Emission Reduction System went into effect 1 January 2020. In Ontario, Environment & Climate Change Canada’s Output Based Pricing System (“OBPS”) is currently in effect, however, effective 1 January 2022, Ontario’s GHG Emissions Performance Standards program will be used in lieu of adherence to the OBPS. In addition, the U.S. Environmental Protection Agency (“EPA”) requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. Some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
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
We estimate that we spent approximately $8 million, $4 million, and $5 million in fiscal years 2021, 2020, and 2019, respectively, on capital projects reflected in continuing operations to control pollution. Capital expenditures to control pollution are estimated to be approximately $8 million in both fiscal years 2022 and 2023.
For additional information regarding environmental matters, refer to Note 16, Commitments and Contingencies, to the consolidated financial statements.
Employees
We believe our employees are our most valuable asset and are critical to our success as an organization. Our goal is to be the safest, most diverse and most profitable industrial gas company in the world, providing excellent service to our customers. Integral to our success is the continued development of our 4S culture (Safety, Speed, Simplicity and Self-Confidence) and creating a work environment where our employees feel that they belong and matter. Our talent related initiatives, including employee recruitment and development, diversity and inclusion and compensation and benefit programs, are focused on building and retaining the world-class and talented staff that is needed to meet our goals.
On 30 September 2021, we had approximately 20,875 employees, of whom approximately 20,625 were full-time and approximately 15,575 were located outside the United States. We have collective bargaining agreements with unions and works councils at certain locations that expire on various dates over the next four years. We consider relations with our employees to be good.
Our 2021 Sustainability Report details our growth strategy and the role our most valuable asset and our competitive advantage, our employees, play in achieving our goals. Rooted in our framework of Grow- Conserve- Care, our higher purpose is to bring people together to collaborate and innovate solutions to the world’s most significant energy and environmental sustainability challenges. Our 2021 Sustainability Report details how we care for our employees.

Safety
Safety is fundamental to who we are as a company. Safety is a shared value, and our employees’ commitment to safety is demonstrated in many ways every day. Safety is a critical component of everything we do, everywhere in the world. Our goal is to be the safest industrial gas company in the world.
Diversity, Inclusion, and Belonging
Our 2021 Sustainability Report sets forth our announced goals to further increase the percentage of women and U.S. minorities in professional and managerial roles and the recruitment and talent development strategies we have in place to ensure we meet these goals. Since the publication of our 2021 Sustainability Report, we have announced goals to further increase the percentage of women and U.S. minorities in professional and managerial roles. By 2025, we aim to achieve at least 28 percent female representation in the professional and managerial population globally. Due to significant increase of our U.S. minority representation, our new 2025 diversity goal is to achieve at least 30 percent U.S. minority representation in professional and managerial roles. We established these targets following analysis of our global employee representation metrics and future talent needs, as well as assessing industry benchmarks and peer companies.
Compensation
As detailed in our 2021 Sustainability Report, in order to create a diverse workplace, individuals must be compensated fairly and equitably. A work environment where employees know they belong and matter includes fair and equitable pay. Our pay practices apply equally to all employees irrespective of gender, race, religion, disability, age, or any other form of personal difference. We strive to pay competitively in local markets where we do business and compete for talent. We benchmark our compensation to ensure that we are keeping pace with the market to provide competitive pay and benefits. A gender pay equity analysis completed by a third-party in 2020 resulted in no significant adverse findings for minorities in the U.S. and for females globally.
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

Our Executive Officers
Our executive officers and their respective positions and ages on 18 November 2021 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
Seifi Ghasemi	77	Chairman, President, and Chief Executive Officer (became Chairman, President and Chief Executive Officer in 2014 and previously served as Chairman and Chief Executive Officer of Rockwood Holdings, Inc. from 2001 to 2014). Mr. Ghasemi is a member and Chairman of the Board of Directors and the Chairman of the Executive Committee of the Board of Directors.
Sean D. Major	57	Executive Vice President, General Counsel and Secretary (Executive Vice President and General Counsel since May 2017 and Secretary since December 2017). Previously, Mr. Major served as Executive Vice President, General Counsel and Secretary for Joy Global Inc. from 2007 to 2017.
Melissa N. Schaeffer	42	Senior Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in August 2021). Ms. Schaeffer joined the Company in 2016 and most recently served as Vice President, Finance – GEMTE, Americas, Middle East, and India from 2020 to 2021 and previously served as Vice President, Chief Audit Executive from 2016 to 2020.
Dr. Samir J. Serhan	60	Chief Operating Officer (Executive Vice President since December 2016 and Chief Operating Officer since May 2020). Dr. Serhan served as President, Global HyCO, from 2014 to 2016 for Praxair Inc. From 2000-2014, he worked in leadership positions in the U.S. and Germany for The Linde Group, including as Managing Director of Linde Engineering from 2008-2014.
Item 1A. Risk Factors.
Our operations are affected by various risks, many of which are beyond our control. In evaluating investment in the Company and the forward-looking information contained in this Annual Report on Form 10-K or presented elsewhere from time to time, you should carefully consider the risk factors discussed below. Any of these risks could have a material adverse effect on our business, operating results, financial condition, and the actual outcome of matters as to which forward-looking statements are made and could adversely affect the value of an investment in our securities. The risks described below are not all inclusive but are designed to highlight what we believe are important factors to consider when evaluating our expectations. In addition to such risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known, are not currently believed to be significant, or are not identified below because they are common to all businesses.
Risks Related to Economic Conditions
The COVID-19 global pandemic may materially and adversely impact our business, financial condition and results of operations.
The COVID-19 global pandemic, including resurgences and variants of the virus that causes COVID-19, and efforts to reduce its spread have led, and may continue to lead to, significant changes in levels of economic activity and significant disruption and volatility in global markets. These factors have led, and may continue to lead, to reduced demand for industrial gas products, particularly in our merchant business. In addition, COVID-19 may result in reduced sales in our other businesses, lower returns for certain of our projects, and the potential delay or cancellation of certain projects in our pipeline.
In addition, we are monitoring the health of our employees and many of our employees, including those based at our headquarters, are working remotely in accordance with health safety guidance and applicable governmental orders. Action by health or other governmental authorities requiring the closure of our facilities, recommending other physical distancing measures, or mandating vaccination against COVID-19 could negatively impact our business and those of our service providers and customers. Although we have business continuity and other safeguards in place, we cannot be certain that they will be fully effective for extended periods of time.

As the pandemic and responses to it continue to evolve we may experience further adverse impacts on our operations, and our ability to access capital on favorable terms, or at all, may be impaired. In addition, we may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease-causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material.
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
In addition, our operating results in one or more segments may be affected by uncertain or deteriorating economic conditions for particular customer markets within a segment. A decline in the industries served by our customers or adverse events or circumstances affecting individual customers can reduce demand for our products and services and impair the ability of such customers to satisfy their obligations to us, resulting in uncollected receivables, unanticipated contract terminations, project delays or the inability to recover plant investments, any of which may negatively impact our financial results.
Weak overall demand or specific customer conditions may also cause customer shutdowns or defaults or otherwise make us unable to operate facilities profitably and may force sale or abandonment of facilities and equipment or prevent projects from coming on-stream when expected. These or other events associated with weak economic conditions or specific market, product, or customer events may require us to record an impairment on tangible assets, such as facilities and equipment, or intangible assets, such as intellectual property or goodwill, which would have a negative impact on our financial results.
Our extensive international operations can be adversely impacted by operational, economic, political, security, legal, and currency translation risks that could decrease profitability.
In fiscal year 2021, over 60% of our sales were derived from customers outside the United States and many of our operations, suppliers, and employees are located outside the United States. Our operations in foreign jurisdictions may be subject to risks including exchange control regulations, import and trade restrictions, trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Changing economic and political conditions within foreign jurisdictions, strained relations between countries, or the imposition of tariffs or international sanctions can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material adverse impact on our financial condition, results of operation, and cash flows.

Our growth strategies depend in part on our ability to further penetrate markets outside the United States, particularly in markets such as China, India, Indonesia, and the Middle East, and involve significantly larger and more complex projects, including gasification and large-scale hydrogen projects, some in regions where there is the potential for significant economic and political disruptions. We are actively investing large amounts of capital and other resources, in some cases through joint ventures, in developing markets, which we believe to have high growth potential. Our operations in these markets may be subject to greater risks than those faced by our operations in mature economies, including political and economic instability, project delay or abandonment due to unanticipated government actions, inadequate investment in infrastructure, undeveloped property rights and legal systems, unfamiliar regulatory environments, relationships with local partners, language and cultural differences and increased difficulty recruiting, training and retaining qualified employees. In addition, our properties and contracts in these locations may be subject to seizure and cancellation, respectively, without full compensation for loss. Successful operation of particular facilities or execution of projects may be disrupted by civil unrest, acts of war, sabotage or terrorism, and other local security concerns. Such concerns may require us to incur greater costs for security or require us to shut down operations for a period of time.
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
A significant and growing portion of our business involves gasification and other large-scale projects that involve challenging engineering, procurement and construction phases that may last up to several years and involve the investment of billions of dollars. These projects are technically complex, often reliant on significant interaction with government authorities and face significant financing, development, operational and reputational risks. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers' contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks and other factors, many of which are beyond our control, that may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of these costs. In addition, in some cases we seek financing for large projects and face market risk associated with the availability and terms of such financing. These financing arrangements may require that we comply with certain performance requirements which, if not met, could result in default and restructuring costs or other losses. All of these factors could also negatively impact our reputation or relationships with our customers, suppliers and other third parties, any of which could adversely affect our ability to secure new projects in the future.
The operation of our facilities, pipelines, and delivery systems inherently entails hazards that require continuous oversight and control, such as pipeline leaks and ruptures, fire, explosions, toxic releases, mechanical failures, vehicle accidents, or cyber incidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact our ongoing operations, reputation, financial results, and cash flows. In addition, our operating results are dependent on the continued operation of our production facilities and our ability to meet customer requirements, which depend, in part, on our ability to properly maintain and replace aging assets.

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
We depend on information technology to enable us to operate safely and efficiently and interface with our customers as well as to maintain our internal control environment and financial reporting accuracy and efficiency. Our information technology capabilities are delivered through a combination of internal and external services and service providers. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, property damage, or the loss of or damage to our confidential business information due to a security breach. In addition, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers, and may subject us to legal liability.
As with most large systems, our information technology systems have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations. Any of the attacks, breaches or other disruptions or damage described above could: interrupt our operations at one or more sites; delay production and shipments; result in the theft of our and our customers’ intellectual property and trade secrets; damage customer and business partner relationships and our reputation; result in defective products or services, physical damage to facilities, pipelines or delivery systems, including those we own or operate for third parties, legal claims and proceedings, liability and penalties under privacy laws, or increased costs for security and remediation; or raise concerns regarding our internal control environment and internal control over financial reporting. Each of these consequences could adversely affect our business, reputation and our financial statements.
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
Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and syngas. Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of our business. Because our industrial gas facilities use substantial amounts of electricity, inflation and energy price fluctuations could materially impact our revenues and earnings. A disruption in the supply of energy, components, or raw materials, whether due to market conditions, legislative or regulatory actions, the COVID-19 pandemic, natural events, or other disruption, could prevent us from meeting our contractual commitments and harm our business and financial results.
Our supply of crude helium for purification and resale is largely dependent upon natural gas production by crude helium suppliers. Lower natural gas production resulting from natural gas pricing dynamics, supplier operating or transportation issues, or other interruptions in sales from crude helium suppliers, can reduce our supplies of crude helium available for processing and resale to customers.

We typically contract to pass-through cost increases in energy and raw materials to customers, but such cost pass-through results in declining margins, and cost variability can negatively impact our other operating results. For example, we may be unable to raise prices as quickly as costs rise, or competitive pressures may prevent full recovery of such costs. In addition, increases in energy or raw material costs that cannot be passed on to customers for competitive or other reasons may negatively impact our revenues and earnings. Even where costs are passed through, price increases can cause lower sales volume.
New technologies create performance risks that could impact our financial results or reputation.
We are continually developing and implementing new technologies and product offerings. Existing technologies are being implemented in products and designs or at scales beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted, or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. In addition, gasification and other large-scale projects may contain processes or technologies that we have not operated at the same scale or in the same combination, and although such projects generally include technologies and processes that have been demonstrated previously by others, such technologies or processes may be new to us and may introduce new risks to our operations. Additionally, there is also a risk that our new technologies may become obsolete and replaced by other market alternatives. Performance difficulties on these larger projects may have a material adverse effect on our operations and financial results. In addition, performance challenges may adversely affect our reputation and our ability to obtain future contracts for gasification projects.
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
Legal and Regulatory Risks
Legislative, regulatory, and societal responses to global climate change create financial risk.
We are the world’s leading supplier of hydrogen, the primary use of which is the production of ultra-low sulfur transportation fuels that have significantly reduced transportation emissions and helped improve human health. To make the high volumes of hydrogen needed by our customers, we use steam methane reforming, which produces carbon dioxide. In addition, gasification enables the conversion of lower value feedstocks into cleaner energy and value-added products; however, our gasification projects also produce carbon dioxide. Some of our operations are within jurisdictions that have or are developing regulatory regimes governing GHG emissions, including CO2, which may lead to direct and indirect costs on our operations. Furthermore, some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
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
Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and adversely impact our financial condition, results of operations, or cash flows. Various levels of government, including the U.S. federal government, are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the U.S. or foreign jurisdictions where we operate could have a material adverse effect on our business, results of operations, or financial condition.
General Risk Factors
Catastrophic events could disrupt our operations or the operations of our suppliers or customers, having a negative impact on our business, financial results, and cash flows.
Our operations could be impacted by catastrophic events outside our control, including severe weather conditions such as hurricanes, floods, earthquakes, storms, epidemics, pandemics, acts of war, and terrorism. Any such event could cause a serious business disruption that could affect our ability to produce and distribute products and possibly expose us to third-party liability claims. Additionally, such events could impact our suppliers, customers, and partners, which could cause energy and raw materials to be unavailable to us, or our customers to be unable to purchase or accept our products and services. Any such occurrence could have a negative impact on our operations and financial results.

The United Kingdom’s (“UK”) exit from European Union (“EU”) membership could adversely affect our European Operations.
Although the UK’s exit from EU membership on 31 January 2021 ("Brexit") did not result in material disruptions to customer demand, our relationships with customers and suppliers, or our European business, the ultimate effects of Brexit on us are still difficult to predict. Adverse consequences from Brexit may include greater restrictions on imports and exports between the UK and EU members and increased regulatory complexities. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our European business overall.
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
Item 2. Properties.
Air Products and Chemicals, Inc. owns its principal administrative offices in Trexlertown, Pennsylvania, and the Company's new global headquarters and co-located research and development facility in Allentown, Pennsylvania, as well as regional offices in Hersham, England; Medellin, Colombia; and Santiago, Chile. We lease the principal administrative offices in Shanghai, China; Pune, India; Vadodara, India; and Dhahran, Saudi Arabia. We lease administrative offices in the United States, Canada, Spain, Malaysia, and China for our Global Business Support organization.
Descriptions of the properties used by our five business segments are provided below. We believe that our facilities are suitable and adequate for our current and anticipated future levels of operation.
Industrial Gases – Americas
This business segment currently operates from over 425 production and distribution facilities in North and South America. Approximately 25% of these facilities are located on owned property and 10% are integrated sites that serve dedicated customers as well as merchant customers. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Gulf Coast, California, and Arizona in the United States and Alberta and Ontario in Canada. Management and sales support is based in our Trexlertown, Medellin, and Santiago offices referred to above, and at 12 leased properties located throughout North and South America.
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
Industrial Gases – Asia
This business segment currently operates from over 200 production and distribution facilities within Asia, approximately 25% of which are on owned property or long-duration term grants. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in China, South Korea, Taiwan, Malaysia, Singapore, and Indonesia. Management and sales support for this business segment is based in Shanghai, China, and Kuala Lumpur, Malaysia, and in 30 leased office locations throughout the region.

Industrial Gases – Global
Management, sales, and engineering support for this business segment is based in our principal administrative offices noted above.
Equipment is manufactured in Missouri in the United States and Shanghai, China.
Research and development activities are primarily conducted at owned locations in the United States, the United Kingdom, and Saudi Arabia.
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
We are a party to proceedings under CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are 31 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current and former manufacturing sites. We do not expect that any sums we may have to pay in connection with these environmental matters would have a material adverse impact on our consolidated financial position. Additional information on our environmental exposure is included under Item 1, Business–Environmental Regulation, and Note 16, Commitments and Contingencies, to the consolidated financial statements.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 million at 30 September 2021) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 million at 30 September 2021) plus interest accrued thereon until final disposition of the proceedings.
Additionally, Winter Storm Uri, a severe winter weather storm in the U.S. Gulf Coast in February 2021, disrupted our operations and caused power and natural gas prices to spike significantly in Texas. We are currently in the early stages of litigation of a dispute regarding energy management services related to the impact of this unusual event, and other disputes may arise from such power price increases. In addition, legislative action may affect power supply and energy management charges. While it is reasonably possible that we could incur additional costs related to power supply and energy management services in Texas related to the winter storm, it is too early to estimate potential losses, if any, given significant unknowns resulting from the unusual nature of this event.
Other than the matters discussed above, we do not currently believe there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows. However, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol "APD." As of 31 October 2021, there were 4,722 record holders of our common stock.
Cash dividends on our common stock are paid quarterly. It is our expectation that we will continue to pay cash dividends in the future at comparable or increased levels. The Board of Directors determines whether to declare dividends and the timing and amount based on financial condition and other factors it deems relevant. Dividend information for each quarter of fiscal years 2021 and 2020 is summarized below:

	2021	2020
Fourth quarter	$1.50	$1.34
Third quarter	$1.50	$1.34
Second quarter	$1.50	$1.34
First quarter	$1.34	$1.16
Total	$5.84	$5.18
Purchases of Equity Securities by the Issuer
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act through repurchase agreements established with one or more brokers. There were no purchases of stock during fiscal year 2021. At 30 September 2021, $485.3 million in share repurchase authorization remained. Additional purchases will be completed at our discretion while maintaining sufficient funds for investing in our business and pursuing growth opportunities.

Performance Graph
The performance graph below compares the five-year cumulative returns of our common stock with those of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Standard & Poor’s 500 Materials Index ("S&P 500 Materials Index"). The figures assume an initial investment of $100 and the reinvestment of all dividends.

	Sept 2016	Sept 2017	Sept 2018	Sept 2019	Sept 2020	Sept 2021
Air Products & Chemicals, Inc.	100	112	127	173	238	209
S&P 500 Index	100	119	140	146	168	218
S&P 500 Materials Index	100	121	126	130	145	184

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Annual Report on Form 10-K and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, those described in Forward-Looking Statements and Item 1A, Risk Factors, of this Annual Report.
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
The content of our Management's Discussion and Analysis has been updated pursuant to SEC disclosure modernization rules that are effective as of the date of this Annual Report. Comparisons of our results of operations and liquidity and capital resources are for fiscal years 2021 and 2020. For a discussion of changes from fiscal year 2019 to fiscal year 2020 and other financial information related to fiscal year 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2020. This document was filed with the SEC on 19 November 2020.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted," or "non-GAAP," basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under "Reconciliations of Non-GAAP Financial Measures" beginning on page 31.
For information concerning activity with our related parties, refer to Note 22, Supplemental Information, to the consolidated financial statements.
BUSINESS OVERVIEW
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, serves customers globally with a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, equipment, and services. Focused on serving energy, environment and emerging markets, we provide essential industrial gases, related equipment, and applications expertise to customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, and food and beverage. We are the world's largest supplier of hydrogen and have built leading positions in growth markets such as helium and liquefied natural gas ("LNG") process technology and equipment. We develop, engineer, build, own, and operate some of the world's largest industrial gas projects, including gasification projects that sustainably convert abundant natural resources into syngas for the production of high-value power, fuels, and chemicals and are developing carbon capture projects and world-scale low carbon and carbon-free hydrogen projects that will support global transportation and the energy transition away from fossil fuels.

With operations in over 50 countries, in fiscal year 2021 we had sales of $10.3 billion and assets of $26.9 billion. Approximately 20,875 passionate, talented, and committed employees from diverse backgrounds are driven by our higher purpose to create innovative solutions that benefit the environment, enhance sustainability, and address the challenges facing customers, communities, and the world.
As of 30 September 2021, our operations were organized into five reportable business segments under which we managed our operations, assessed performance, and reported earnings:
•Industrial Gases – Americas;
•Industrial Gases – EMEA (Europe, Middle East, and Africa);
•Industrial Gases – Asia;
•Industrial Gases – Global; and
•Corporate and other
This Management’s Discussion and Analysis discusses our results based on these operations. Refer to Note 23, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments.
On 4 November 2021, we announced the reorganization of our industrial gases segments effective 1 October 2021. Refer to Note 24, Subsequent Events, for additional information.
2021 IN SUMMARY
In fiscal year 2021, we continued to execute our growth strategy, including announcement of several new gasification, carbon capture, and hydrogen projects that will drive the world’s energy transition from fossil fuels. At the same time, we remained focused on our base business, delivering consistent results despite external challenges globally and absorbing costs for additional resources needed to support growth. In the second half of the year, demand for most merchant products returned to pre-pandemic levels. Additionally, we continued to create shareholder value by increasing the quarterly dividend on our common stock to $1.50 per share, representing a 12% increase from the previous dividend. This is the 39th consecutive year that we have increased our quarterly dividend payment.
Fiscal year 2021 results are summarized below:
•Sales of $10.3 billion increased 17%, or $1.5 billion, due to higher energy and natural gas cost pass-through to customers, higher volumes, favorable currency impacts, and positive pricing that more than offset power cost increases in the second half of the year.
•Operating income of $2,281.4 increased 2%, or $43.8, and operating margin of 22.1% decreased 320 basis points ("bp").
•Net income of $2,114.9 increased 10%, or $183.8, and net income margin of 20.5% decreased 130 bp.
•Adjusted EBITDA of $3,883.2 increased 7%, or $263.4, and adjusted EBITDA margin of 37.6% decreased 330 bp.
•Diluted EPS of $9.12 increased 7%, or $0.57 per share, and adjusted diluted EPS of $9.02 increased 8%, or $0.64 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

			Increase
Fiscal Year Ended 30 September	2021	2020	(Decrease)
Total Diluted EPS	$9.43	$8.49	$0.94
Less: Diluted EPS from income (loss) from discontinued operations	0.32	(0.06)	0.38
Diluted EPS From Continuing Operations	$9.12	$8.55	$0.57
Operating Impacts
Underlying business
Volume(A)			$—
Price, net of variable costs			0.34
Other costs			(0.46)
Currency			0.35
Facility closure			(0.08)
Company headquarters relocation income			(0.12)
Gain on exchange with joint venture partner			0.12
Total Operating Impacts			$0.15
Other Impacts
Equity affiliates' income			$0.23
Interest expense			(0.12)
Other non-operating income (expense), net			0.16
Change in effective tax rate, excluding discrete items below			0.02
India Finance Act 2020			(0.06)
Tax election benefit and other			0.05
Noncontrolling interests(A)			0.13
Weighted average diluted shares			(0.01)
Total Other Impacts			$0.40
Total Change in Diluted EPS From Continuing Operations			$0.57
(A)Despite higher sales volumes, the volume impact on diluted EPS was flat due to reduced contributions from our 60%-owned joint venture with Lu'An Clean Energy Company that we consolidate within our Industrial Gases – Asia segment. Refer to the sales discussion below for additional detail. The volume impact from the Lu'An facility is partially offset by the positive impact of lower net income being attributed to our joint venture partner within "Noncontrolling interests."

Fiscal Year Ended 30 September	2021	2020	Increase (Decrease)
Diluted EPS From Continuing Operations	$9.12	$8.55	$0.57
Facility closure	0.08	—	0.08
Gain on exchange with joint venture partner	(0.12)	—	(0.12)
Company headquarters relocation income	—	(0.12)	0.12
India Finance Act 2020	—	(0.06)	0.06
Tax election benefit and other	(0.05)	—	(0.05)
Adjusted Diluted EPS From Continuing Operations	$9.02	$8.38	$0.64

2022 OUTLOOK
The guidance below should be read in conjunction with the Forward-Looking Statements of this Annual Report on Form 10-K.
We believe our achievements in 2021 are just the beginning of our journey providing gasification, carbon capture, and hydrogen for mobility solutions to address the world’s most significant energy and environmental sustainability challenges. For example, we expect our world-scale Jazan gasification project with Aramco, ACWA Power, and Air Products Qudra to begin contributing to our results in the first quarter of fiscal year 2022. We expect to continue to pursue new, high-return opportunities that are aligned with our growth strategy and to add the resources necessary for project development and execution. We remain committed to creating shareholder value through capital deployment and delivering increased dividends, as we have done for the past 39 consecutive years.
The duration and extent of ongoing global challenges, such as rising energy costs, energy consumption curtailment, and supply chain disruptions, remain uncertain. For our merchant business, we plan to continue pricing actions to recover higher energy costs. We expect to add new projects to our onsite business model, which has contractual protection from energy cost fluctuations and generates stable cash flow. We expect higher costs from planned maintenance activities on our facilities in fiscal year 2022 and higher pension expense resulting from lower expected returns on assets.
Additionally, we expect the Lu’An facility to continue operating under the interim agreement discussed below through fiscal year 2022.
In fiscal year 2022, we will also continue to focus on our other sustainability goals, including our commitment to reduce our carbon dioxide emissions intensity and advance diversity and inclusion.
On 4 November 2021, we announced the reorganization of our industrial gases segments, including the separation of our Industrial Gases – EMEA segment into two separate reporting segments: Industrial Gases – Europe and Industrial Gases – Middle East. The results of an affiliate formerly reflected in the Industrial Gases – Asia segment will now be reported in the Industrial Gases – Middle East segment. Additionally, the results of our Industrial Gases – Global operating segment will be reflected in the Corporate and other segment. Beginning with our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022, segment results will be presented on a retrospective basis to reflect the reorganization.
RESULTS OF OPERATIONS
Discussion of Consolidated Results

Fiscal Year Ended 30 September	2021	2020	$ Change	Change
GAAP Measures
Sales	$10,323.0	$8,856.3	$1,466.7	17%
Operating income	2,281.4	2,237.6	43.8	2%
Operating margin	22.1%	25.3%	(320) bp
Equity affiliates’ income	$294.1	$264.8	29.3	11%
Net income	2,114.9	1,931.1	183.8	10%
Net income margin	20.5%	21.8%	(130)	bp
Non-GAAP Measures
Adjusted EBITDA	$3,883.2	$3,619.8	263.4	7%
Adjusted EBITDA margin	37.6%	40.9%	(330) bp

Sales % Change from Prior Year
Volume	5%
Price	2%
Energy and natural gas cost pass-through	6%
Currency	4%
Total Consolidated Sales Change	17%

Sales of $10,323.0 increased 17%, or $1,466.7, due to higher energy and natural gas cost pass-through to customers of 6%, higher volumes of 5%, favorable currency impacts of 4%, and positive pricing of 2%. We experienced significantly higher energy and natural gas costs in the second half of fiscal year 2021, particularly in North America and Europe. Contractual provisions associated with our on-site business, which represents approximately half our total company sales, allow us to pass these costs to our customers. Positive volumes from new assets, our sale of equipment businesses, and merchant demand recovery from COVID-19 were partially offset by reduced contributions from the Lu'An gasification project discussed below. Favorable currency was primarily driven by the appreciation of the British Pound Sterling, Chinese Renminbi, Euro, and South Korean Won against the U.S. Dollar. Continued focus on pricing actions, including energy cost recovery, in our merchant businesses resulted in price improvement in each of our three regional segments.
Lu’An Clean Energy Company (“Lu’An”), a long-term onsite customer in Asia with which we have a consolidated joint venture, restarted its facility in the third quarter of fiscal year 2021 following successful completion of major maintenance work in September 2020. Our facility resumed operations, and the joint venture is supplying product at reduced charges as agreed upon with Lu'An under a short-term agreement reached in the first quarter of fiscal year 2021. As a result of this agreement, we recognized lower revenue in our Industrial Gases – Asia segment in each quarter of fiscal year 2021. We expect this short-term reduction in charges to extend through fiscal year 2022.
Cost of Sales and Gross Margin
Total cost of sales of $7,209.3, including the facility closure discussed below, increased 23%, or $1,351.2. The increase from the prior year was primarily due to higher energy and natural gas cost pass-through to customers of $479, higher costs associated with sales volumes of $433, unfavorable currency impacts of $233, and higher costs, including power and other cost inflation, of $183. Gross margin of 30.2% decreased 370 bp from 33.9% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, higher costs, and the reduced Lu'An contribution, partially offset by the positive impact of our pricing actions.
Facility Closure
In the second quarter of fiscal year 2021, we recorded a charge of $23.2 ($17.4 after-tax, or $0.08 per share) primarily for a noncash write-down of assets associated with a contract termination in the Industrial Gases – Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the fiscal year ended 30 September 2021 and was not recorded in segment results.
Selling and Administrative
Selling and administrative expense of $828.4 increased 7%, or $52.5, primarily driven by higher spending for business development resources to support our growth strategy and unfavorable currency impacts. Selling and administrative expense as a percentage of sales decreased to 8.0% from 8.8% in the prior year.
Research and Development
Research and development expense of $93.5 increased 11%, or $9.6, primarily due to higher product development costs in our Industrial Gases – Global segment. Research and development expense as a percentage of sales of 0.9% was flat versus the prior year.
Gain on Exchange with Joint Venture Partner
In the second quarter of fiscal year 2021, we recognized a gain of $36.8 ($27.3 after-tax, or $0.12 per share) on an exchange with the Tyczka Group, a former joint venture partner in our Industrial Gases – EMEA segment. As part of the exchange, we separated our 50/50 joint venture in Germany into two separate businesses so each party could acquire a portion of the business on a 100% basis. The gain included $12.7 from the revaluation of our previously held equity interest in the portion of the business that we retained and $24.1 from the sale of our equity interest in the remaining business. The gain is reflected as "Gain on exchange with joint venture partner" on our consolidated income statements for the fiscal year ended 30 September 2021 and was not recorded in segment results. Refer to Note 3, Acquisitions, to the consolidated financial statements for additional information.
Company Headquarters Relocation Income (Expense)
In anticipation of relocating our U.S. headquarters, we sold property at our corporate headquarters located in Trexlertown, Pennsylvania, in the second quarter of fiscal year 2020. We received net proceeds of $44.1 and recorded a gain of $33.8 ($25.6 after-tax, or $0.12 per share), which is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the fiscal year ended 30 September 2020. The gain was not recorded in the results of the Corporate and other segment.

Other Income (Expense), Net
Other income of $52.8 decreased 19%, or $12.6. The prior year was favorably impacted by an adjustment for a benefit plan liability due to a change in plan terms. This impact was partially offset by the settlement of a supply contract in the current year.
Operating Income and Margin
Operating income of $2,281.4 increased 2%, or $43.8, as favorable currency of $96, positive pricing, net of power and fuel costs, of $95, and a gain on an exchange with a joint venture partner of $37 were partially offset by higher operating costs of $127, prior year income associated with the company headquarters relocation of $34, and a facility closure of $23. Despite higher sales volumes, the volume impact on operating income was minimal due to reduced contributions from Lu'An. Unfavorable operating costs were driven by the addition of resources to support our growth strategy and higher planned maintenance activities.
Operating margin of 22.1% decreased 320 bp from 25.3% in the prior year, primarily due to the higher operating costs, higher energy and natural gas cost pass-through to customers, which contributed to sales but not operating income, and reduced contributions from Lu'An, partially offset by positive pricing. The positive impact from a gain on an exchange with a joint venture partner in the current year was offset by prior year income associated with the company headquarters relocation.
Equity Affiliates’ Income
Equity affiliates' income of $294.1 increased 11%, or $29.3. Higher income from affiliates in the regional segments was partially offset by a prior year benefit of $33.8 from the enactment of the India Finance Act 2020. Refer to Note 21, Income Taxes, to the consolidated financial statements for additional information.
We expect our equity affiliates' income to grow in future periods due to our investment in the Jazan Integrated Gasification and Power Company joint venture.
Interest Expense

Fiscal Year Ended 30 September	2021	2020
Interest incurred	$170.1	$125.2
Less: Capitalized interest	28.3	15.9
Interest expense	$141.8	$109.3

Interest incurred increased 36%, or $44.9, primarily driven by a higher debt balance due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter of fiscal year 2020. Capitalized interest increased $12.4 due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $73.7 increased $43.0. We recorded higher non-service pension income in 2021 due to lower interest costs and higher total assets, primarily for our U.S. pension plans. The current year also included favorable currency impacts. These factors were partially offset by lower interest income on cash and cash items due to lower interest rates.
Discontinued Operations
Income from discontinued operations, net of tax, was $70.3 ($0.32 per share) for the fiscal year ended 30 September 2021. This included net tax benefits of $60.0 recorded for the release of tax reserves for uncertain tax positions, of which $51.8 ($0.23 per share) was recorded in the fourth quarter for liabilities associated with the 2017 sale of our former Performance Materials Division ("PMD") and $8.2 was recorded in the third quarter for liabilities associated with our former Energy-from-Waste business. Additionally, we recorded a tax benefit from discontinued operations of $10.3 in the first quarter, primarily from the settlement of a state tax appeal related to the gain on the sale of PMD.
In fiscal year 2020, loss from discontinued operations, net of tax, was $14.3 ($0.06 per share). This resulted from a pre-tax loss of $19.0 recorded in the second quarter to increase our existing liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 16, Commitments and Contingencies, for additional information.

Net Income and Net Income Margin
Net income of $2,114.9, including income from discontinued operations discussed above, increased 10%, or $183.8. On a continuing operations basis, the increase was primarily driven by positive pricing, net of power and fuel costs, favorable currency impacts, higher equity affiliates' income, and a gain on an exchange with a joint venture partner, partially offset by unfavorable operating costs and a loss from a facility closure. In addition, less net income was attributable to noncontrolling interests, including our Lu'An joint venture partner, in the current year. The prior year included income associated with the company headquarters relocation and a net benefit from the India Finance Act 2020.
Net income margin of 20.5% decreased 130 bp from 21.8% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which decreased margin by approximately 100 bp, and unfavorable net operating costs, partially offset by the impact from our pricing actions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $3,883.2 increased 7%, or $263.4, primarily due to favorable currency impacts, positive pricing, net of power and fuel costs, and higher equity affiliates' income, partially offset by unfavorable operating costs. Adjusted EBITDA margin of 37.6% decreased 330 bp from 40.9% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which decreased margin by approximately 200 bp, and the unfavorable net operating costs.
Effective Tax Rate
Our effective tax rate was 18.5% and 19.7% for the fiscal years ended 30 September 2021 and 2020, respectively. The current year rate was lower primarily due to income tax benefits of $21.5 recorded upon expiration of the statute of limitations for tax reserves previously established for uncertain tax positions taken in prior years. This included a benefit of $12.2 ($0.05 per share) for release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other"). Refer to Note 21 Income Taxes, to the consolidated financial statements for additional information.
Additionally, the fiscal year 2020 effective tax rate reflected the unfavorable impact of India Finance Act 2020, which resulted in additional net income of $13.5 ($0.06 per share). This included an increase to equity affiliates' income of $33.8, partially offset by an increase to our income tax provision of $20.3 for changes in the future tax costs of repatriated earnings.
The adjusted effective tax rate was 18.9% and 19.1% for the fiscal years ended 30 September 2021 and 2020, respectively.
Segment Analysis
Industrial Gases – Americas

Fiscal Year Ended 30 September	2021	2020	$ Change	Change
Sales	$4,167.6	$3,630.7	$536.9	15%
Operating income	1,065.5	1,012.4	53.1	5%
Operating margin	25.6%	27.9%		(230) bp
Equity affiliates’ income	$112.5	$84.3	28.2	33%
Adjusted EBITDA	1,789.9	1,656.2	133.7	8%
Adjusted EBITDA margin	42.9%	45.6%		(270) bp

Sales % Change from Prior Year
Volume	—%
Price	4%
Energy and natural gas cost pass-through	11%
Currency	—%
Total Industrial Gases – Americas Sales Change	15%

Sales of $4,167.6 increased 15%, or $536.9, due to higher energy and natural gas cost pass-through to customers of 11% and positive pricing of 4%, as volumes and currency were flat versus the prior year. Energy and natural gas cost pass through to customers was higher in fiscal year 2021 primarily due to natural gas prices, which rose significantly in the second quarter and remained elevated throughout the year. The pricing improvement was attributable to continued focus on pricing actions in our merchant business. Volumes were flat as positive contributions from new assets, including hydrogen assets we acquired in April 2020, were offset by lower hydrogen and merchant demand. Demand for most merchant products returned to pre-pandemic levels in the second half of 2021.
Operating income of $1,065.5 increased 5%, or $53.1, due to higher pricing, net of power and fuel costs, of $79 and favorable currency of $10, partially offset by higher operating costs, including planned maintenance, of $36. Operating margin of 25.6% decreased 230 bp from 27.9% in the prior year primarily due to higher energy and natural gas cost pass-through to customers, which negatively impacted margin by approximately 250 bp, and higher operating costs, partially offset by the impact of our pricing actions.
Equity affiliates’ income of $112.5 increased 33%, or $28.2, primarily driven by higher income from affiliates in Mexico.
Industrial Gases – EMEA

Fiscal Year Ended 30 September	2021	2020	$ Change	Change
Sales	$2,444.9	$1,926.3	$518.6	27%
Operating income	557.4	473.3	84.1	18%
Operating margin	22.8%	24.6%		(180) bp
Equity affiliates’ income	$93.7	$74.8	18.9	25%
Adjusted EBITDA	880.9	744.0	136.9	18%
Adjusted EBITDA margin	36.0%	38.6%		(260) bp

Sales % Change from Prior Year
Volume	12%
Price	3%
Energy and natural gas cost pass-through	5%
Currency	7%
Total Industrial Gases – EMEA Sales Change	27%

Sales of $2,444.9 increased 27%, or $518.6, due to higher volumes of 12%, favorable currency impacts of 7%, higher energy and natural gas cost pass-through to customers of 5%, and positive pricing of 3%. The volume improvement was primarily driven by our base merchant business and new assets, including those from a business in Israel that we acquired in the fourth quarter of 2020. While our liquid bulk business has largely recovered from COVID-19, demand for packaged gases and hydrogen continues to be lower than pre-pandemic levels. Favorable currency impacts were primarily driven by the appreciation of the British Pound Sterling and Euro against the U.S. Dollar. Energy and natural gas cost pass-through to customers was higher primarily in the second half of the year as we experienced significantly higher natural gas and electricity costs in Europe. The pricing improvement was primarily attributable to our merchant business.
Operating income of $557.4 increased 18%, or $84.1, due to higher volumes of $59, favorable currency impacts of $31, and positive pricing, net of power and fuel costs, of $11, partially offset by unfavorable costs of $17. Operating margin of 22.8% decreased 180 bp from 24.6% in the prior year, primarily due to impacts from higher energy and natural gas cost pass-through to customers, which negatively impacted margin by approximately 100 bp, and unfavorable operating costs.
Equity affiliates’ income of $93.7 increased 25%, or $18.9, primarily due to higher income from affiliates in Italy, Saudi Arabia, and South Africa.

Industrial Gases – Asia

Fiscal Year Ended 30 September	2021	2020	$ Change	Change
Sales	$2,920.8	$2,716.5	$204.3	8%
Operating income	838.3	870.3	(32.0)	(4%)
Operating margin	28.7%	32.0%		(330) bp
Equity affiliates’ income	$81.4	$61.0	20.4	33%
Adjusted EBITDA	1,364.1	1,330.7	33.4	3%
Adjusted EBITDA margin	46.7%	49.0%		(230) bp

Sales % Change from Prior Year
Volume	—%
Price	1%
Energy and natural gas cost pass-through	—%
Currency	7%
Total Industrial Gases – Asia Sales Change	8%

Sales of $2,920.8 increased 8%, or $204.3, due to favorable currency of 7% and positive pricing of 1%, as both volumes and energy and natural gas cost pass-through to customers were flat. Positive volume contributions from our base merchant business and new plants were offset by reduced contributions from Lu'An. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi and South Korean Won against the U.S. Dollar.
Operating income of $838.3 decreased 4%, or $32.0, primarily due to unfavorable volume mix of $62 and higher operating costs, including inflation and product sourcing costs, of $32, partially offset by favorable currency of $59. Operating margin of 28.7% decreased 330 bp from 32.0% in the prior year primarily due to reduced contributions from Lu'An.
Equity affiliates’ income of $81.4 increased 33%, or $20.4, primarily due to higher income from an affiliate in India.
Industrial Gases – Global
The Industrial Gases – Global segment includes sales of cryogenic and gas processing equipment for air separation and centralized global costs associated with management of all the Industrial Gases segments.

Fiscal Year Ended 30 September	2021	2020	$ Change	% Change
Sales	$511.0	$364.9	$146.1	40%
Operating loss	(60.6)	(40.0)	(20.6)	(52%)
Adjusted EBITDA	(43.2)	(19.5)	(23.7)	(122%)

Sales of $511.0 increased 40%, or $146.1, due to higher sale of equipment project activity. Despite higher sales, operating loss of $60.6 increased 52%, or $20.6, as higher project costs and product development spending were partially offset by income from the settlement of a supply contract.

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

Fiscal Year Ended 30 September	2021	2020	$ Change	% Change
Sales	$278.7	$217.9	$60.8	28%
Operating loss	(132.8)	(112.2)	(20.6)	(18%)
Adjusted EBITDA	(108.5)	(91.6)	(16.9)	(18%)

Sales of $278.7 increased 28%, or $60.8, primarily due to higher project activity in our distribution sale of equipment and turbo machinery equipment and services businesses. Despite higher sales, operating loss of $132.8 increased 18%, or $20.6, as higher business development and corporate support costs were only partially offset by higher sale of equipment activity.
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

Fiscal Year Ended 30 September	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2021 GAAP	$2,281.4	$294.1	$462.8	$2,028.8	$9.12
2020 GAAP	2,237.6	264.8	478.4	1,901.0	8.55
Change GAAP					$0.57
% Change GAAP					7%

2021 GAAP	$2,281.4	$294.1	$462.8	$2,028.8	$9.12
Facility closure	23.2	—	5.8	17.4	0.08
Gain on exchange with joint venture partner	(36.8)	—	(9.5)	(27.3)	(0.12)
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$2,267.8	$294.1	$471.3	$2,006.7	$9.02

2020 GAAP	$2,237.6	$264.8	$478.4	$1,901.0	$8.55
Company headquarters relocation (income) expense	(33.8)	—	(8.2)	(25.6)	(0.12)
India Finance Act 2020	—	(33.8)	(20.3)	(13.5)	(0.06)
2020 Non-GAAP ("Adjusted")	$2,203.8	$231.0	$449.9	$1,861.9	$8.38
Change Non-GAAP ("Adjusted")					$0.64
% Change Non-GAAP ("Adjusted")					8%

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
The tables below present consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

Fiscal Year Ended 30 September	2021		2020
	$	Margin	$	Margin
Sales	$10,323.0		$8,856.3

Net income and net income margin	$2,114.9	20.5%	$1,931.1	21.8%
Less: Income (Loss) from discontinued operations, net of tax	70.3	0.7%	(14.3)	(0.2%)
Add: Interest expense	141.8	1.4%	109.3	1.2%
Less: Other non-operating income (expense), net	73.7	0.7%	30.7	0.3%
Add: Income tax provision	462.8	4.5%	478.4	5.4%
Add: Depreciation and amortization	1,321.3	12.8%	1,185.0	13.4%
Add: Facility closure	23.2	0.2%	—	—%
Less: Gain on exchange with joint venture partner	36.8	0.4%	—	—%
Less: Company headquarters relocation income (expense)	—	—%	33.8	0.4%
Less: India Finance Act 2020 – equity affiliate income impact	—	—%	33.8	0.4%
Adjusted EBITDA and adjusted EBITDA margin	$3,883.2	37.6%	$3,619.8	40.9%

Fiscal Year Ended 30 September	2021 vs. 2020
Change GAAP
Net income $ change	$183.8
Net income % change	10%
Net income margin change	(130) bp
Change Non-GAAP
Adjusted EBITDA $ change	$263.4
Adjusted EBITDA % change	7%
Adjusted EBITDA margin change	(330) bp

The tables below present sales and a reconciliation of operating income and operating margin to adjusted EBITDA and adjusted EBITDA margin for each of our reporting segments for the fiscal years ended 30 September:

Sales	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
2021	$4,167.6	$2,444.9	$2,920.8	$511.0	$278.7	$10,323.0
2020	3,630.7	1,926.3	2,716.5	364.9	217.9	8,856.3

	Industrial Gases– Americas		Industrial Gases– EMEA		Industrial Gases– Asia		Industrial Gases– Global	Corporate and other	Total
2021 GAAP
Operating income (loss)	$1,065.5		$557.4		$838.3		($60.6)	($132.8)	$2,267.8	(A)
Operating margin	25.6%		22.8%		28.7%
2020 GAAP
Operating income (loss)	$1,012.4		$473.3		$870.3		($40.0)	($112.2)	$2,203.8	(A)
Operating margin	27.9%		24.6%		32.0%
2021 vs. 2020 Change GAAP
Operating income/loss $ change	$53.1		$84.1		($32.0)		($20.6)	($20.6)
Operating income/loss % change	5%		18%		(4%)		(52%)	(18%)
Operating margin change	(230)	bp	(180)	bp	(330)	bp

2021 Non-GAAP
Operating income (loss)	$1,065.5		$557.4		$838.3		($60.6)	($132.8)	$2,267.8	(A)
Add: Depreciation and amortization	611.9		229.8		444.4		10.9	24.3	1,321.3
Add: Equity affiliates' income	112.5		93.7		81.4		6.5	—	294.1	(A)
Adjusted EBITDA	$1,789.9		$880.9		$1,364.1		($43.2)	($108.5)	$3,883.2
Adjusted EBITDA margin	42.9%		36.0%		46.7%
2020 Non-GAAP
Operating income (loss)	$1,012.4		$473.3		$870.3		($40.0)	($112.2)	$2,203.8	(A)
Add: Depreciation and amortization	559.5		195.9		399.4		9.6	20.6	1,185.0
Add: Equity affiliates' income	84.3		74.8		61.0		10.9	—	231.0	(A)
Adjusted EBITDA	$1,656.2		$744.0		$1,330.7		($19.5)	($91.6)	$3,619.8
Adjusted EBITDA margin	45.6%		38.6%		49.0%
2021 vs. 2020 Change Non-GAAP
Adjusted EBITDA $ change	$133.7		$136.9		$33.4		($23.7)	($16.9)
Adjusted EBITDA % change	8%		18%		3%		(122%)	(18%)
Adjusted EBITDA margin change	(270)	bp	(260)	bp	(230)	bp
(A)Refer to the Reconciliations to Consolidated Results section below.

Reconciliations to Consolidated Results
The table below reconciles consolidated operating income as reflected on our consolidated income statements to total operating income in the table above for the fiscal years ended 30 September:

Operating Income	2021	2020
Consolidated operating income	$2,281.4	$2,237.6
Facility closure	23.2	—
Gain on exchange with joint venture partner	(36.8)	—
Company headquarters relocation (income) expense	—	(33.8)
Total	$2,267.8	$2,203.8
The table below reconciles consolidated equity affiliates' income as reflected on our consolidated income statements to total equity affiliates' income in the table above for the fiscal years ended 30 September:

Equity Affiliates' Income	2021	2020
Consolidated equity affiliates' income	$294.1	$264.8
India Finance Act 2020	—	(33.8)
Total	$294.1	$231.0

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

Fiscal Year Ended 30 September	2021	2020
Income tax provision	$462.8	$478.4
Income from continuing operations before taxes	$2,507.4	$2,423.8
Effective tax rate	18.5%	19.7%

Income tax provision	$462.8	$478.4
Facility closure	5.8	—
Gain on exchange with joint venture partner	(9.5)	—
Company headquarters relocation	—	(8.2)
India Finance Act 2020	—	(20.3)
Tax election benefit and other	12.2	—
Adjusted income tax provision	$471.3	$449.9

Income from continuing operations before taxes	$2,507.4	$2,423.8
Facility closure	23.2	—
Gain on exchange with joint venture partner	(36.8)	—
Company headquarters relocation (income) expense	—	(33.8)
India Finance Act 2020 – equity affiliate income impact	—	(33.8)
Adjusted income from continuing operations before taxes	$2,493.8	$2,356.2
Adjusted effective tax rate	18.9%	19.1%

Capital Expenditures
We define capital expenditures as cash flows for additions to plant and equipment, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

Fiscal Year Ended 30 September	2021	2020
Cash used for investing activities	$2,732.9	$3,560.0
Proceeds from sale of assets and investments	37.5	80.3
Purchases of investments	(2,100.7)	(2,865.5)
Proceeds from investments	1,875.2	1,938.0
Other investing activities	5.8	3.9
Capital expenditures	$2,550.7	$2,716.7
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
As of 30 September 2021, we had $1,590.4 of foreign cash and cash items compared to total cash and cash items of $4,468.9. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Fiscal Year Ended 30 September	2021	2020
Income from continuing operations attributable to Air Products	$2,028.8	$1,901.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,321.3	1,185.0
Deferred income taxes	94.0	165.0
Facility closure	23.2	—
Undistributed earnings of equity method investments	(138.2)	(161.9)
Gain on sale of assets and investments	(37.2)	(45.8)
Share-based compensation	44.5	53.5
Noncurrent lease receivables	98.8	91.6
Other adjustments	(116.7)	116.4
Changes in working capital accounts	16.7	(40.1)
Cash Provided by Operating Activities	$3,335.2	$3,264.7
For the fiscal year ended 30 September 2021, cash provided by operating activities was $3,335.2. Other adjustments of $116.7 included pension plan contributions of $44.6 and pension income of $38.9 that did not have a cash impact. The working capital accounts were a source of cash of $16.7, primarily driven by a $187.9 source of cash from payables and accrued liabilities, partially offset by a $130.5 use of cash from trade receivables, less allowances. The source of cash within payables and accrued liabilities primarily resulted from higher natural gas costs, which also drove the use of cash within trade receivables as we contractually passed through these higher costs to customers.

For the fiscal year ended 30 September 2020, cash provided by operating activities was $3,264.7. We recorded a net benefit of $13.5 on our consolidated income statements related to a recently enacted tax law in India during the second quarter. This net benefit, which is further discussed in Note 21, Income Taxes, to the consolidated financial statements, increased "Undistributed earnings of unconsolidated affiliates" by $33.8 and increased "Deferred income taxes" by $20.3. The "Gain on sale of assets and investments" of $45.8 includes a gain of $33.8 related to the sale of property at our current corporate headquarters. Refer to Note 22, Supplemental Information, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $40.1, primarily driven by other working capital uses of $130.6, partially offset by a source of $84.4 from other receivables. The use of cash within "Other working capital" was primarily due to timing of tax payments and a tax benefit as a result of the assets acquired in April 2020 from PBF Energy Inc. The source of cash within "Other receivables" was primarily driven by maturities of forward exchange contracts.
Cash Flows From Investing Activities

Fiscal Year Ended 30 September	2021	2020
Additions to plant and equipment, including long-term deposits	($2,464.2)	($2,509.0)
Acquisitions, less cash acquired	(10.5)	(183.3)
Investment in and advances to unconsolidated affiliates	(76.0)	(24.4)
Proceeds from sale of assets and investments	37.5	80.3
Purchases of investments	(2,100.7)	(2,865.5)
Proceeds from investments	1,875.2	1,938.0
Other investing activities	5.8	3.9
Cash Used for Investing Activities	($2,732.9)	($3,560.0)
For the fiscal year ended 30 September 2021, cash used for investing activities was $2,732.9. Capital expenditures for plant and equipment, including long-term deposits, were $2,464.2. Purchases of investments with terms greater than three months but less than one year of $2,100.7 exceeded proceeds from investments of $1,875.2, which resulted from maturities of time deposits and treasury securities.
For the fiscal year ended 30 September 2020, cash used for investing activities was $3,560.0. Payments for additions to plant and equipment, including long-term deposits, were $2,509.0. This includes the acquisition of five operating hydrogen production plants from PBF Energy Inc. in Delaware and California for approximately $580. Additionally, acquisitions, less cash acquired, includes $183.3 for three businesses we acquired on 1 July 2020, the largest of which was a business in Israel that primarily offers merchant gas products. Refer to Note 3, Acquisitions, to the consolidated financial statements for additional information. Purchases of investments of $2,865.5 related to time deposits and treasury securities with terms greater than three months and less than one year and exceeded proceeds from investments of $1,938.0. Proceeds from sale of assets and investments of $80.3 included net proceeds of $44.1 related to the sale of property at our current corporate headquarters.
Capital Expenditures
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We present a reconciliation of our capital expenditures to cash used for investing activities on page 36.

Fiscal Year Ended 30 September	2021	2020
Additions to plant and equipment, including long-term deposits	$2,464.2	$2,509.0
Acquisitions, less cash acquired	10.5	183.3
Investment in and advances to unconsolidated affiliates	76.0	24.4
Capital Expenditures	$2,550.7	$2,716.7

Capital expenditures in fiscal year 2021 totaled $2,550.7 compared to $2,716.7 in fiscal year 2020. The decrease of $166.0 was primarily driven by the prior year acquisition of five operating hydrogen production plants from PBF, partially offset by lower spending for acquisitions. Additions to plant and equipment also included support capital of a routine, ongoing nature, including expenditures for distribution equipment and facility improvements.

Outlook for Investing Activities
We expect capital expenditures for fiscal year 2022 to be approximately $4.5 to $5 billion. In the first quarter of fiscal year 2022, we paid $1.6 billion, including approximately $130 from a non-controlling partner in one of our subsidiaries, for the initial investment in the Jazan gasification and power project. We expect to make an additional investment of approximately $1 billion, which includes contribution from our non-controlling partner, for phase II of the project in 2023. Refer to Note 24, Subsequent Events, to the consolidated financial statements for additional information.
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
Cash Flows From Financing Activities

Fiscal Year Ended 30 September	2021	2020
Long-term debt proceeds	$178.9	$4,895.8
Payments on long-term debt	(462.9)	(406.6)
Net increase (decrease) in commercial paper and short-term borrowings	1.0	(54.9)
Dividends paid to shareholders	(1,256.7)	(1,103.6)
Proceeds from stock option exercises	10.6	34.1
Investments by noncontrolling interests	136.6	17.1
Other financing activities	(28.4)	(97.2)
Cash (Used for) Provided by Financing Activities	($1,420.9)	$3,284.7
In fiscal year 2021, cash used for financing activities was $1,420.9 and primarily included dividend payments to shareholders of $1,256.7 and payments on long-term debt of $462.9, partially offset by long-term debt proceeds of $178.9 and investments by noncontrolling interests of $136.6. The payments on long-term debt included the repayment of a €350.0 million Eurobond ($428) in June 2021.
In November 2021, we repaid our 3.0% Senior Note of $400, plus interest, on its maturity date.
In fiscal year 2020, cash provided by financing activities was $3,284.7 as we successfully accessed the debt markets in April 2020 to support opportunities for growth projects and repay upcoming debt maturities. Long-term debt proceeds of $4,895.8 were partially offset by dividend payments to shareholders of $1,103.6 and payments on long-term debt of $406.6 primarily related to the repayment of a 2.0% Eurobond of €300.0 million ($353.9) that matured on 7 August 2020. Other financing activities were a use of cash of $97.2 and included financing charges associated with the third quarter debt issuance.
Financing and Capital Structure
Capital needs in fiscal year 2021 were satisfied with cash from operations. Total debt decreased from $7,907.8 as of 30 September 2020 to $7,637.2 as of 30 September 2021, primarily due to repayment of the €350 million Eurobond, partially offset by proceeds from long-term borrowings on our foreign commitments. Total debt includes related party debt of $358.4 and $338.5 as of 30 September 2021 and 30 September 2020, respectively, primarily associated with the Lu'An joint venture. For additional detail, refer to Note 14, Debt, to the consolidated financial statements.

On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 30 September 2021 and 30 September 2020, expressed as a percentage of total capitalization, was 35.2% and 38.9%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 30 September 2021.
The 2021 Credit Agreement replaced our previous five-year $2,300.0 revolving credit agreement, which was to have matured on 31 March 2022. No borrowings were outstanding under the previous agreement as of 30 September 2020 or at the time of its termination. No early termination penalties were incurred.
Commitments of $296.7 are maintained by our foreign subsidiaries, $176.2 of which was borrowed and outstanding as of 30 September 2021.
As of 30 September 2021, we are in compliance with all of the financial and other covenants under our debt agreements.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares in fiscal years 2021 or 2020. As of 30 September 2021, $485.3 in share repurchase authorization remains.
Dividends
Cash dividends on our common stock are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We expect to continue to pay cash dividends in the future at comparable or increased levels.
The Board of Directors determines whether to declare dividends and the timing and amount based on financial condition and other factors it deems relevant. In 2021, the Board of Directors increased the quarterly dividend on our common stock to $1.50 per share, representing a 12% increase from the previous dividend of $1.34 per share. This is the 39th consecutive year that we have increased our quarterly dividend payment.
On 18 November 2021, the Board of Directors declared the first quarter 2022 dividend of $1.50 per share. The dividend is payable on 14 February 2022 to shareholders of record as of 3 January 2022.
Discontinued Operations
In fiscal year 2021, cash provided by operating activities of discontinued operations of $6.7 resulted from cash received as part of a state tax settlement related to the sale of PMD in fiscal year 2017.
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
The fair market value of plan assets for our defined benefit pension plans as of the 30 September 2021 measurement date increased to $5,248.7 from $4,775.1 at the end of fiscal year 2020. The projected benefit obligation for these plans was $5,304.9 and $5,373.5 at the end of fiscal years 2021 and 2020, respectively. The net unfunded liability decreased $542.2 from $598.4 to $56.2, primarily due to favorable asset experience. Refer to Note 15, Retirement Benefits, to the consolidated financial statements for additional disclosures on our postretirement benefits.

Pension Expense

	2021	2020
Pension (income)/expense, including special items noted below	($37.3)	$7.0
Settlements, termination benefits, and curtailments ("special items")	1.8	5.2
Weighted average discount rate – Service cost	2.3%	2.4%
Weighted average discount rate – Interest cost	1.8%	2.3%
Weighted average expected rate of return on plan assets	6.0%	6.3%
Weighted average expected rate of compensation increase	3.4%	3.4%
We recognized pension income of $37.3 in fiscal year 2021 versus expense of $7.0 in fiscal year 2020, primarily due to lower interest cost and higher total assets. Special items decreased from the prior year primarily due to lower pension settlement losses.
2022 Outlook
In fiscal year 2022, we expect pension impacts to range from $5 million of income to $5 million of expense, which includes potential settlement losses of $5 to $10 million, depending on the timing of retirements. This forecast reflects a lower expected estimated return on assets due to the increased percentage of fixed income investments within the plan asset portfolios and higher interest cost, partially offset by lower forecasted actuarial loss amortization. In fiscal year 2022, our expected range of pension impacts includes approximately $80 for amortization of actuarial losses.
In fiscal year 2021, pension expense included amortization of actuarial losses of $97.8. Net actuarial gains of $360.8 were recognized in accumulated other comprehensive income in fiscal year 2021. Actuarial gains and losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets could impact the actuarial gain or loss and resulting amortization in years beyond fiscal year 2022.
Pension Funding
Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third-party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During 2021 and 2020, our cash contributions to funded plans and benefit payments for unfunded plans were $44.6 and $37.5, respectively.
For fiscal year 2022, cash contributions to defined benefit plans are estimated to be $40 to $50. The estimate is based on expected contributions to certain international plans and anticipated benefit payments for unfunded plans, which are dependent upon the timing of retirements. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors. We do not expect COVID-19 to impact our contribution forecast for fiscal year 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Note 1, Major Accounting Policies, and Note 2, New Accounting Guidance, to the consolidated financial statements for a description of our major accounting policies and information concerning implementation and impact of new accounting guidance.
The accounting policies discussed below are those policies that we consider to be the most critical to understanding our financial statements because they require management's most difficult, subjective, or complex judgments, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. These estimates reflect our best judgment about current and/or future economic and market conditions and their effect based on information available as of the date of our consolidated financial statements. If conditions change, actual results may differ materially from these estimates. Our management has reviewed these critical accounting policies and estimates and related disclosures with the Audit and Finance Committee of our Board of Directors.
Depreciable Lives of Plant and Equipment
Plant and equipment, net at 30 September 2021 totaled $13,254.6, and depreciation expense totaled $1,284.1 during fiscal year 2021. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.
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
The regional Industrial Gases segments have numerous long-term customer supply contracts for which we construct an on-site plant adjacent to or near the customer’s facility. These contracts typically have initial contract terms of 10 to 20 years. Depreciable lives of the production assets related to long-term supply contracts are generally matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the associated production assets is adjusted to match the new contract term, as long as it does not exceed the remaining physical life of the asset.
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

Impairment of Assets
As discussed below, there were no triggering events in fiscal year 2021 that would require impairment testing for any of our asset groups, reporting units that contain goodwill, indefinite-lived intangibles assets, or equity method investments. We completed our annual impairment tests for goodwill and other indefinite-lived intangible assets and concluded there were no indications of impairment.
Impairment of Assets – Plant and Equipment
Plant and equipment meeting the held for sale criteria are reported at the lower of carrying amount or fair value less cost to sell. Plant and equipment to be disposed of other than by sale may be reviewed for impairment upon the occurrence of certain triggering events, such as unexpected contract terminations or unexpected foreign government-imposed restrictions or expropriations. Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include: (1) a significant decrease in the market value of a long-lived asset grouping; (2) a significant adverse change in the manner in which the asset grouping is being used or in its physical condition; (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the long-lived asset; (4) a reduction in revenues that is other than temporary; (5) a history of operating or cash flow losses associated with the use of the asset grouping; or (6) changes in the expected useful life of the long-lived assets.
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
In fiscal year 2021, there was no need to test for impairment on any of our asset groupings as no events or changes in circumstances indicated that the carrying amount of our asset groupings may not be recoverable.
Impairment of Assets – Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price (plus the fair value of any noncontrolling interest and previously held equity interest in the acquiree) over the fair value of identifiable net assets of an acquired entity. Goodwill was $911.5 as of 30 September 2021. Disclosures related to goodwill are included in Note 9, Goodwill, to the consolidated financial statements.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The tests are done at the reporting unit level, which is defined as being equal to or one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. We have five reportable business segments, seven operating segments and ten reporting units, seven of which include a goodwill balance. Refer to Note 23, Business Segment and Geographic Information, for additional information. Reporting units are primarily based on products and subregions within each reportable segment. The majority of our goodwill is assigned to reporting units within our regional Industrial Gases segments.
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
During the fourth quarter of fiscal year 2021, we conducted our annual goodwill impairment test, noting no indications of impairment. The fair value of all of our reporting units substantially exceeded their carrying value.
Due to the reorganization of our business effective as of 1 October 2021, we conducted an additional impairment test on our existing reporting units as of 30 September 2021. The fair value of all of our reporting units substantially exceeded their carrying value at 30 September 2021.
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
Impairment of Assets – Intangible Assets
Intangible assets, net with determinable lives at 30 September 2021 totaled $380.4 and consisted primarily of customer relationships, purchased patents and technology, and land use rights. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See the impairment discussion above under "Impairment of Assets – Plant and Equipment" for a description of how impairment losses are determined.
Indefinite-lived intangible assets at 30 September 2021 totaled $40.3 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. To determine fair value, we utilize the royalty savings method, a form of the income approach. This method values an intangible asset by estimating the royalties avoided through ownership of the asset.
Disclosures related to intangible assets other than goodwill are included in Note 10, Intangible Assets, to the consolidated financial statements.
In the fourth quarter of 2021, we conducted our annual impairment test of indefinite-lived intangibles which resulted in no impairment.

Impairment of Assets – Equity Method Investments
Investments in and advances to equity affiliates totaled $1,649.3 at 30 September 2021. The majority of our investments are non-publicly traded ventures with other companies in the industrial gas business. Summarized financial information of equity affiliates is included in Note 7, Summarized Financial Information of Equity Affiliates, to the consolidated financial statements. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
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
In fiscal year 2021, there was no need to test any of our equity affiliate investments for impairment, as no events or changes in circumstances indicated that the carrying amount of the investments may not be recoverable.
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
Accounting for contracts using the cost incurred input method requires management judgment relative to assessing risks and their impact on the estimates of revenues and costs. Our estimates are impacted by factors such as the potential for incentives or penalties on performance, schedule delays, technical issues, labor productivity, the complexity of work performed, the cost and availability of materials, and performance of subcontractors. When adjustments in estimated total contract revenues or estimated total costs are required, any changes in the estimated profit from prior estimates are recognized in the current period for the inception-to-date effect of such change. When estimates of total costs to be incurred on a contract exceed estimates of total revenues to be earned, a provision for the entire estimated loss on the contract is recorded in the period in which the loss is determined.
In addition to the typical risks associated with underlying performance of project procurement and construction activities, our sale of equipment projects within our Industrial Gases – Global segment require monitoring of risks associated with schedule, geography, and other aspects of the contract and their effects on our estimates of total revenues and total costs to complete the contract.
Changes in estimates on projects accounted for under the cost incurred input method unfavorably impacted operating income by approximately $19 in fiscal year 2021 as compared to a favorable impact of $7 in fiscal year 2020. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As of 30 September 2021, accrued income taxes, including the amount recorded as noncurrent, was $251.0, and net deferred tax liabilities were $1,080.7. Tax liabilities related to uncertain tax positions as of 30 September 2021 were $140.3, excluding interest and penalties. Income tax expense for the fiscal year ended 30 September 2021 was $462.8. Disclosures related to income taxes are included in Note 21, Income Taxes, to the consolidated financial statements.
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
A 1% increase or decrease in our effective tax rate may result in a decrease or increase to net income, respectively, of approximately $25.
Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements for pension and other postretirement benefits are determined on an actuarial basis utilizing numerous assumptions. The discussion that follows provides information on the significant assumptions, expense, and obligations associated with the defined benefit plans.
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
One of the assumptions used in the actuarial models is the discount rate used to measure benefit obligations. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. We measure the service cost and interest cost components of pension expense by applying spot rates along the yield curve to the relevant projected cash flows. The rates along the yield curve are used to discount the future cash flows of benefit obligations back to the measurement date. These rates change from year to year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. A 50 bp increase or decrease in the discount rate may result in a decrease or increase to pension expense, respectively, of approximately $20 per year.

The expected rate of return on plan assets represents an estimate of the long-term average rate of return to be earned by plan assets reflecting current asset allocations. In determining estimated asset class returns, we take into account historical and future expected long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase or decrease in the estimated rate of return on plan assets may result in a decrease or increase to pension expense, respectively, of approximately $23 per year.
We use a market-related valuation method for recognizing certain investment gains or losses for our significant pension plans. Investment gains or losses are the difference between the expected return and actual return on plan assets. The expected return on plan assets is determined based on a market-related value of plan assets. This is a calculated value that recognizes investment gains and losses on equities over a five-year period from the year in which they occur and reduces year-to-year volatility. The market-related value for non-equity investments equals the actual fair value. Expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets.
The expected rate of compensation increase is another key assumption. We determine this rate based on review of the underlying long-term salary increase trend characteristic of labor markets and historical experience, as well as comparison to peer companies. A 50 bp increase or decrease in the expected rate of compensation may result in an increase or decrease to pension expense, respectively, of approximately $7 per year.
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
Contingencies include those associated with litigation and environmental matters, for which our accounting policy is discussed in Note 1, Major Accounting Policies, to the consolidated financial statements, and details are provided in Note 16, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required to determine both the probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions to the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or our proportionate share of the liability increases. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings, cash flows, and financial position are exposed to market risks arising from fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.
We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We have established counterparty credit guidelines and generally enter into transactions with financial institutions of investment grade or better, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and related major accounting policies, refer to Note 1, Major Accounting Policies, and Note 12, Financial Instruments, to the consolidated financial statements. Additionally, we mitigate adverse energy price impacts through our cost pass-through contracts with customers and price increases.
Our derivative and other financial instruments consist of long-term debt, including the current portion and amounts owed to related parties; interest rate swaps; cross currency interest rate swaps; and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the "net financial instrument position" and is disclosed in Note 13, Fair Value Measurements, to the consolidated financial statements.

Our net financial instrument position decreased from a liability of $8,220.7 at 30 September 2020 to a liability of $7,850.3 at 30 September 2021. The decrease was primarily due to the repayment of a €350.0 million Eurobond ($428) on its maturity date in June 2021.
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
Interest Rate Risk
Our debt portfolio as of 30 September 2021 and 2020, including the effect of currency and interest rate swap agreements, was composed of 89% fixed-rate debt and 11% variable-rate debt.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 September 2021, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $587 and $711 in the net liability position of financial instruments at 30 September 2021 and 2020, respectively. A 100 bp decrease in market interest rates would result in an increase of $692 and $846 in the net liability position of financial instruments at 30 September 2021 and 2020, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $8 of interest incurred per year at 30 September 2021 and 2020. A 100 bp decline in interest rates would lower interest incurred by $8 per year at 30 September 2021 and 2020.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2021 and 2020, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $343 and $360 in the net liability position of financial instruments at 30 September 2021 and 2020, respectively.
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
The majority of our sales are denominated in foreign currencies as they are derived outside the United States. Therefore, financial results will be affected by changes in foreign currency rates. The Chinese Renminbi and the Euro represent the largest exposures in terms of our foreign earnings. We estimate that a 10% reduction in either the Chinese Renminbi or the Euro versus the U.S. Dollar would lower our annual operating income by approximately $45 and $25, respectively.

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
Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2021, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its opinion on the Company’s internal control over financial reporting as of 30 September 2021 as stated in its report which appears herein.

/s/ Seifi Ghasemi	/s/ Melissa N. Schaeffer
Seifi Ghasemi	Melissa N. Schaeffer
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
18 November 2021	18 November 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Air Products and Chemicals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated income statements, comprehensive income statements, statements of equity, and statements of cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – On-site Customer Contracts – Refer to Notes 1 and 4 to the Financial Statements
Critical Audit Matter Description
On-site industrial gas customer contracts involve large capital investments to serve customers who require large volumes of gases and have relatively constant demand. The Company builds, owns and operates facilities on or near the customer’s facilities to produce and supply the customer with gases under a long-term arrangement. Typically, these contracts have 15- to 20-year terms and contain fixed monthly charges and/or minimum purchase requirements. Revenue associated with these contracts is generally recognized over time during the period in which the Company delivers or makes available the agreed upon quantity of gases. In addition, certain on-site industrial gas contracts contain complex terms and provisions such as tolling arrangements, minimum payment requirements, pricing provisions, and variable components that are specific to a customer arrangement, including certain contracts with related parties. These arrangements may require greater judgment in determining when contractual requirements have been met, impacting the timing and amount of revenue to be recorded.
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

Revenue Recognition – Cost Incurred Input Method – Refer to Notes 1 and 4 to the Financial Statements
Critical Audit Matter Description
The Company enters into sale of equipment contracts with customers for which the promised goods or services contained within the contracts are integrated with or dependent upon other goods or services for a single output to the customer. Revenue from the sale of equipment contracts is generally recognized over time as the Company has an enforceable right to payment for performance, as completed, and performance under the contract terms does not create an asset with an alternative use. The Company uses a cost incurred input method to recognize revenue by which costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations.
Accounting for contracts using the cost incurred input method requires a high degree of judgment to estimate total costs used to recognize revenue. Changes in estimated costs could have a significant impact on the timing of revenue recognition. Auditing these estimates requires extensive audit effort due to the complexity around the cost estimation process which involves multiple inputs and variables for sale of equipment contracts and a high degree of auditor judgment when evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to complex contracts with customers for sales of equipment included the following, among others:
•We tested the effectiveness of the Company’s controls related to the amount and timing of revenue recognition for sale of equipment contracts, including controls over developing the estimated costs at completion and the evaluation of changes in estimated total costs for sale of equipment contracts.
•We evaluated the appropriateness and consistency of the methods and assumptions used by management to evaluate estimated total costs and changes in estimated costs to determine if the estimated total costs at completion for sale of equipment contracts were reasonable.
•With the assistance of our professionals having expertise in accounting for sale of equipment contracts, we performed the following:
◦Evaluated management’s ability to estimate total costs at completion for each selected contract by performing corroborating inquiries with the Company’s project managers and personnel involved with the selected contracts, including inquiries related to the timeline for completion and estimates of future costs to complete the contract.
◦Selected a sample of estimates of future costs to complete and evaluated management’s estimates of total costs at completion by performing one of the following:
▪Comparing management’s estimates to documents such as work plans, customer purchase orders, third-party supplier invoices, and subcontractor agreements, or
▪Developing independent estimates of total costs to completion and comparing our estimates to management’s estimates. Our independent estimates were based on information such as work plans, customer purchase orders, third-party supplier invoices, subcontractor agreements, and similar historical project experience.
◦We compared the gross margin on sale of equipment contracts to that of historical periods in order to evaluate the Company's ability to accurately estimate costs at completion.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 18, 2021
We have served as the Company's auditor since 2018.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Millions of dollars, except for share and per share data)

Fiscal Year Ended 30 September	2021	2020	2019
Sales	$10,323.0	$8,856.3	$8,918.9
Cost of sales	7,186.1	5,858.1	5,975.5
Facility closure	23.2	—	29.0
Selling and administrative	828.4	775.9	750.0
Research and development	93.5	83.9	72.9
Cost reduction actions	—	—	25.5
Gain on exchange with joint venture partner	36.8	—	29.1
Company headquarters relocation income (expense)	—	33.8	—
Other income (expense), net	52.8	65.4	49.3
Operating Income	2,281.4	2,237.6	2,144.4
Equity affiliates' income	294.1	264.8	215.4
Interest expense	141.8	109.3	137.0
Other non-operating income (expense), net	73.7	30.7	66.7
Income From Continuing Operations Before Taxes	2,507.4	2,423.8	2,289.5
Income tax provision	462.8	478.4	480.1
Income From Continuing Operations	2,044.6	1,945.4	1,809.4
Income (Loss) from discontinued operations, net of tax	70.3	(14.3)	—
Net Income	2,114.9	1,931.1	1,809.4
Net income attributable to noncontrolling interests of continuing operations	15.8	44.4	49.4
Net Income Attributable to Air Products	$2,099.1	$1,886.7	$1,760.0

Net Income Attributable to Air Products
Net income from continuing operations	$2,028.8	$1,901.0	$1,760.0
Net income (loss) from discontinued operations	70.3	(14.3)	—
Net Income Attributable to Air Products	$2,099.1	$1,886.7	$1,760.0

Per Share Data*
Basic EPS from continuing operations	$9.16	$8.59	$7.99
Basic EPS from discontinued operations	0.32	(0.06)	—
Basic EPS Attributable to Air Products	$9.47	$8.53	$7.99
Diluted EPS from continuing operations	$9.12	$8.55	$7.94
Diluted EPS from discontinued operations	0.32	(0.06)	—
Diluted EPS Attributable to Air Products	$9.43	$8.49	$7.94

Weighted Average Common Shares (in millions)
Basic	221.6	221.2	220.3
Diluted	222.5	222.3	221.6
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Millions of dollars)

Fiscal Year Ended 30 September	2021	2020	2019
Net Income	$2,114.9	$1,931.1	$1,809.4
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $2.8, ($29.4), and $25.1	267.3	233.4	(356.2)
Net gain (loss) on derivatives, net of tax of ($9.0), $23.7, and ($1.5)	3.3	43.5	(44.1)
Pension and postretirement benefits, net of tax of $91.4, ($15.6), and ($97.9)	274.3	(68.2)	(326.2)
Reclassification adjustments:
Currency translation adjustment	—	—	(2.6)
Derivatives, net of tax of $13.9, ($17.7), and $4.5	43.5	(57.7)	12.3
Pension and postretirement benefits, net of tax of $24.4, $27.1, and $20.5	74.6	82.5	63.2
Total Other Comprehensive Income (Loss)	663.0	233.5	(653.6)
Comprehensive Income	2,777.9	2,164.6	1,155.8
Net Income Attributable to Noncontrolling Interests	15.8	44.4	49.4
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	38.8	(2.0)	(19.9)
Comprehensive Income Attributable to Air Products	$2,723.3	$2,122.2	$1,126.3
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except for share and per share data)

30 September	2021	2020
Assets
Current Assets
Cash and cash items	$4,468.9	$5,253.0
Short-term investments	1,331.9	1,104.9
Trade receivables, net	1,451.3	1,274.8
Inventories	453.9	404.8
Prepaid expenses	119.4	164.5
Other receivables and current assets	550.9	482.9
Total Current Assets	8,376.3	8,684.9
Investment in net assets of and advances to equity affiliates	1,649.3	1,432.2
Plant and equipment, net	13,254.6	11,964.7
Goodwill, net	911.5	891.5
Intangible assets, net	420.7	435.8
Noncurrent lease receivables	740.3	816.3
Other noncurrent assets	1,506.5	943.1
Total Noncurrent Assets	18,482.9	16,483.6
Total Assets	$26,859.2	$25,168.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,218.3	$1,833.2
Accrued income taxes	93.9	105.8
Short-term borrowings	2.4	7.7
Current portion of long-term debt	484.5	470.0
Total Current Liabilities	2,799.1	2,416.7
Long-term debt	6,875.7	7,132.9
Long-term debt – related party	274.6	297.2
Other noncurrent liabilities	1,640.9	1,916.0
Deferred income taxes	1,180.9	962.6
Total Noncurrent Liabilities	9,972.1	10,308.7
Total Liabilities	12,771.2	12,725.4
Commitments and Contingencies - See Note 16
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2021 and 2020 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,115.8	1,094.8
Retained earnings	15,678.3	14,875.7
Accumulated other comprehensive loss	(1,515.9)	(2,140.1)
Treasury stock, at cost (2021 - 28,058,829 shares; 2020 - 28,438,125 shares)	(1,987.9)	(2,000.0)
Total Air Products Shareholders' Equity	13,539.7	12,079.8
Noncontrolling Interests	548.3	363.3
Total Equity	14,088.0	12,443.1
Total Liabilities and Equity	$26,859.2	$25,168.5
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

Fiscal Year Ended 30 September	2021	2020	2019
Operating Activities
Net income	$2,114.9	$1,931.1	$1,809.4
Less: Net income attributable to noncontrolling interests of continuing operations	15.8	44.4	49.4
Net income attributable to Air Products	2,099.1	1,886.7	1,760.0
(Income) Loss from discontinued operations	(70.3)	14.3	—
Income from continuing operations attributable to Air Products	2,028.8	1,901.0	1,760.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,321.3	1,185.0	1,082.8
Deferred income taxes	94.0	165.0	57.6
Tax reform repatriation	—	—	49.4
Facility closure	23.2	—	29.0
Undistributed earnings of equity method investments	(138.2)	(161.9)	(75.8)
Gain on sale of assets and investments	(37.2)	(45.8)	(24.2)
Share-based compensation	44.5	53.5	41.2
Noncurrent lease receivables	98.8	91.6	94.6
Other adjustments	(116.7)	116.4	(19.4)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(130.5)	43.2	(69.0)
Inventories	(47.2)	(5.2)	(3.0)
Other receivables	75.5	84.4	79.8
Payables and accrued liabilities	187.9	(31.9)	(41.8)
Other working capital	(69.0)	(130.6)	8.7
Cash Provided by Operating Activities	3,335.2	3,264.7	2,969.9
Investing Activities
Additions to plant and equipment, including long-term deposits	(2,464.2)	(2,509.0)	(1,989.7)
Acquisitions, less cash acquired	(10.5)	(183.3)	(123.2)
Investment in and advances to unconsolidated affiliates	(76.0)	(24.4)	(15.7)
Proceeds from sale of assets and investments	37.5	80.3	11.1
Purchases of investments	(2,100.7)	(2,865.5)	(172.1)
Proceeds from investments	1,875.2	1,938.0	190.5
Other investing activities	5.8	3.9	(14.3)
Cash Used for Investing Activities	(2,732.9)	(3,560.0)	(2,113.4)
Financing Activities
Long-term debt proceeds	178.9	4,895.8	—
Payments on long-term debt	(462.9)	(406.6)	(428.6)
Net increase (decrease) in commercial paper and short-term borrowings	1.0	(54.9)	3.9
Dividends paid to shareholders	(1,256.7)	(1,103.6)	(994.0)
Proceeds from stock option exercises	10.6	34.1	68.1
Investments by noncontrolling interests	136.6	17.1	—
Other financing activities	(28.4)	(97.2)	(19.9)
Cash Provided by (Used for) Financing Activities	(1,420.9)	3,284.7	(1,370.5)
Discontinued Operations
Cash provided by operating activities	6.7	—	—
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—
Cash Provided by Discontinued Operations	6.7	—	—
Effect of Exchange Rate Changes on Cash	27.8	14.9	(28.6)
Increase (Decrease) in cash and cash items	(784.1)	3,004.3	(542.6)
Cash and Cash items – Beginning of Year	5,253.0	2,248.7	2,791.3
Cash and Cash Items – End of Period	$4,468.9	$5,253.0	$2,248.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Millions of dollars, except for per share data)

Fiscal Year Ended 30 September	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance 30 September 2018	$249.4	$1,029.3	$13,409.9	($1,741.9)	($2,089.2)	$10,857.5	$318.8	$11,176.3
Net income	—	—	1,760.0	—	—	1,760.0	49.4	1,809.4
Other comprehensive income (loss)	—	—	—	(633.7)	—	(633.7)	(19.9)	(653.6)
Dividends on common stock (per share $4.58)	—	—	(1,008.3)	—	—	(1,008.3)	—	(1,008.3)
Dividends to noncontrolling interests	—	—	—	—	—	—	(12.2)	(12.2)
Share-based compensation	—	40.7	—	—	—	40.7	—	40.7
Issuance of treasury shares for stock option and award plans	—	2.2	—	—	59.7	61.9	—	61.9
Cumulative change in accounting principle	—	—	(17.1)	—	—	(17.1)	—	(17.1)
Other equity transactions	—	(1.3)	(6.1)	—	—	(7.4)	(1.4)	(8.8)
Balance 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
Net income	—	—	1,886.7	—	—	1,886.7	44.4	1,931.1
Other comprehensive income (loss)	—	—	—	235.5	—	235.5	(2.0)	233.5
Dividends on common stock (per share $5.18)	—	—	(1,144.1)	—	—	(1,144.1)	—	(1,144.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(31.8)	(31.8)
Share-based compensation	—	44.2	—	—	—	44.2	—	44.2
Issuance of treasury shares for stock option and award plans	—	(14.1)	—	—	29.5	15.4	—	15.4
Investments by noncontrolling interests	—	—	—	—	—	—	17.1	17.1
Other equity transactions	—	(6.2)	(5.3)	—	—	(11.5)	0.9	(10.6)
Balance 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	2,099.1	—	—	2,099.1	15.8	2,114.9
Other comprehensive income (loss)	—	—	—	624.2	—	624.2	38.8	663.0
Dividends on common stock (per share $5.84)	—	—	(1,292.6)	—	—	(1,292.6)	—	(1,292.6)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation	—	43.5	—	—	—	43.5	—	43.5
Issuance of treasury shares for stock option and award plans	—	(21.5)	—	—	12.1	(9.4)	—	(9.4)
Investments by noncontrolling interests	—	—	—	—	—	—	139.8	139.8
Purchase of noncontrolling interests	—	(1.2)	—	—	—	(1.2)	(4.1)	(5.3)
Other equity transactions	—	0.2	(3.9)	—	—	(3.7)	—	(3.7)
Balance 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
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
The notes to the consolidated financial statements, unless otherwise indicated, are on a continuing operations basis. The results of operations and cash flows for our discontinued operations have been segregated from the results of continuing operations and segment results. The comprehensive income related to discontinued operations has not been segregated and is included in the consolidated comprehensive income statements. There were no assets and liabilities presented as discontinued operations on the consolidated balance sheets. Refer to Note 5, Discontinued Operations, for additional information.
Certain prior year information has been reclassified to conform to the fiscal year 2021 presentation.
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
Fair Value Measurements
We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. For example, fair value is used in the initial measurement of assets and liabilities acquired in a business combination; on a recurring basis in the measurement of derivative financial instruments; and on a nonrecurring basis when long-lived assets are written down to fair value when held for sale or determined to be impaired. Refer to Note 13, Fair Value Measurements, and Note 15, Retirement Benefits, for information on the methods and assumptions used in our fair value measurements.
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
The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the consolidated income statements fluctuates from period to period, depending on the value of the U.S. dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions, and the impact of related hedges, are generally reflected in "Other income (expense), net" on our consolidated income statements as they occur and were not material for the periods presented.
Foreign exchange gains and losses from the foreign currency remeasurement of balances associated with intercompany and third-party financing transactions, related income tax assets and liabilities, and the impact of related hedges are reflected within “Other non-operating income (expense), net" and were not material for the periods presented.
In addition, foreign currency forward points and currency swap basis differences that are excluded from the assessment of hedge effectiveness of our cash flow hedges of intercompany loans (“excluded components”) are recorded within “Other non-operating income (expense), net" on a straight-line basis. Excluded components were expenses of $31.0, $33.5, and $33.3 in fiscal years 2021, 2020, and 2019, respectively. In 2019, excluded components were recorded in “Interest expense” and were not restated upon adoption of accounting guidance in fiscal year 2020 on hedging activities.

Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve our property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $18.6, $18.3, and $14.2 in fiscal years 2021, 2020, and 2019, respectively. In addition, we recorded a pre-tax expense of $19.0 in results from discontinued operations to increase our environmental accrual for the Pace facility in the second quarter of fiscal year 2020. Refer to the Pace discussion within Note 16, Commitments and Contingencies, for additional information.
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
Given inherent uncertainties in evaluating environmental exposures, actual costs to be incurred at identified sites in future periods may vary from the estimates. Refer to Note 16, Commitments and Contingencies, for additional information on our environmental loss contingencies.
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
Share-Based Compensation
We expense the grant-date fair value of our share-based awards over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. Refer to Note 18, Share-Based Compensation, for additional information regarding these awards and the models and assumptions used to determine the grant-date fair value of our awards.

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
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net includes interest income associated with our cash and cash items and short-term investments, certain foreign currency remeasurements and impacts from the related hedging activities discussed in the Foreign Currency section above, and non-service cost components of net periodic pension and postretirement benefit cost. Our non-service costs primarily include interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlements.
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

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses. Changes to the carrying amount of the allowance for credit losses on trade receivables are summarized below:

Balance at 30 September 2018	$26.4
Provision for credit losses	7.7
Write-offs charged against the allowance	(6.8)
Currency translation and other	(2.5)
Balance at 30 September 2019	$24.8
Provision for credit losses	7.7
Write-offs charged against the allowance	(8.3)
Currency translation and other	(0.3)
Balance at 30 September 2020	$23.9
Adoption of new credit losses standard	0.5
Provision for credit losses	2.7
Write-offs charged against the allowance	(3.8)
Currency translation and other	1.8
Balance at 30 September 2021	$25.1
In addition, our lease receivables are presented net of allowances for credit losses. As of 30 September 2021 and 2020, the credit quality of lease receivables did not require a material allowance for credit losses. For additional information on our lease arrangements, refer to Note 11, Leases.
Inventories
We carry inventory that is comprised of finished goods, work-in-process, raw materials and supplies. Refer to Note 6, Inventories, for further detail.
Inventories on our consolidated balance sheets are stated at the lower of cost or net realizable value. We determine the cost of all our inventories on a first-in, first-out basis ("FIFO"). We write down our inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.
Equity Method Investments
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

Computer Software
We capitalize costs incurred to purchase or develop software for internal use. Capitalized costs include purchased computer software packages, payments to vendors/consultants for development and implementation or modification to a purchased package to meet our requirements, payroll and related costs for employees directly involved in development, and interest incurred while software is being developed. Capitalized costs are reflected in "Plant and equipment, net" on the consolidated balance sheets and are depreciated over the estimated useful life of the software, generally a period of three to five years.
We capitalize costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with our policy for software developed or obtained for internal use. However, the capitalized costs are reflected in "Other noncurrent assets" on our consolidated balance sheets and expensed over the term of the related hosting arrangement.
Capitalized Interest
As we build new plant and equipment, we include in the cost of these assets a portion of the interest payments we make during the year. The amount of capitalized interest was $28.3, $15.9, and $13.5 in fiscal years 2021, 2020, and 2019, respectively.
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

Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured using discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with on-site long-term supply contracts under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. Our asset retirement obligations totaled $269.6 and $241.4 at 30 September 2021 and 2020, respectively. Refer to Note 16, Commitments and Contingencies, for further detail.
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
Intangible Assets
Intangible assets with determinable lives primarily consist of customer relationships, purchased patents and technology, and certain land use rights. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets. Indefinite-lived intangible assets consist of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually. In addition, intangible assets are tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
Customer relationships are generally amortized over periods of five to twenty-five years. Purchased patents and technology and other finite-lived intangibles are generally amortized over periods of five to fifteen years. Other intangibles includes certain land use rights, which are generally amortized over a period of fifty years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. Refer to Note 10, Intangible Assets, for further detail.
Retirement Benefits
Our retirement benefit plans are discussed in Note 15, Retirement Benefits. The cost of benefits we contribute to defined contribution plans is recognized in the year earned. The cost of benefits under our defined benefit and other post-retirement plans is generally recognized over the employees’ service period. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized systematically over subsequent periods.
2.  NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2021
Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance on the measurement of credit losses, which requires measurement and recognition of expected credit losses for financial assets, including trade receivables and lease receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the previous guidance, which delayed recognition of a credit loss until it was probable that a loss had been incurred. We adopted this guidance on 1 October 2020 using a modified retrospective approach with an after-tax cumulative-effect adjustment of $1.3 to retained earnings. Refer to the “Major Accounting Polices – Credit Losses" section of Note 1, Major Accounting Policies, for a description of our accounting policy on credit losses.

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
In March 2020, the FASB issued an update to provide practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference LIBOR. The amendments may be applied to impacted contracts and hedges prospectively through 31 December 2022. We had no impacts on our hedging relationships related to reference rate reform in fiscal year 2021. We will continue to evaluate the impact this guidance could have on our consolidated financial statements.
3.  ACQUISITIONS
Fiscal Year 2021
Gain on Exchange With Joint Venture Partner
As of 30 September 2020, we held a 50% ownership interest in Tyczka Industrie-Gases GmbH ("TIG"), a joint venture in Germany with the Tyczka Group that is primarily a merchant gases business. We accounted for this arrangement as an equity method investment in our Industrial Gases – EMEA segment.
Effective 23 February 2021 (the "acquisition date"), we agreed with our joint venture partner to separate TIG into two separate businesses. On the acquisition date, we acquired a portion of the business on a 100% basis, and our partner paid us $10.8 to acquire the rest of the business. The exchange resulted in a gain of $36.8 ($27.3 after-tax), which is reflected as “Gain on exchange with joint venture partner” on our consolidated income statements for the fiscal year ended 30 September 2021. The gain included $12.7 from the revaluation of our previously held equity interest in the portion of the business that we retained and $24.1 from the sale of our equity interest in the remaining business. The gain was not recorded in segment results.
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
On 1 May 2019, we acquired our partner's 50% interest in WuXi in exchange for our 50% interest in High-Tech Gases. The exchange resulted in a net gain of $29.1, of which $15.0 resulted from the revaluation of our previously held equity interest in WuXi to its acquisition date fair value and $14.1 resulted from the disposition of our interest in High-Tech Gases. The net gain is reflected as "Gain on exchange with joint venture partner" on our consolidated income statements in fiscal year 2019 and was not recorded in results of the Industrial Gases – Asia segment.
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
Other Fiscal Year 2019 Business Combinations
The remaining business combinations completed in fiscal year 2019 had total consideration, net of cash acquired, of $126.6. The largest of these business combinations was the acquisition of ACP Europe SA ("ACP"), the largest independent carbon dioxide business in Continental Europe. The results of this business are consolidated within our Industrial Gases – EMEA segment.

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
Industrial Gases – Regional
Our regional industrial gases businesses produce and sell atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air) and process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, syngas, and specialty gases. We distribute gases to our sale of gas customers through different supply modes depending on various factors including the customer's volume requirements and location. Our supply modes are as follows:
•On-site Gases—Supply mode associated with customers who require large volumes of gases and have relatively constant demand. Gases are produced and supplied by large facilities on or near the customers’ facilities or by pipeline systems from centrally located production facilities. These sale of gas contracts generally have 15- to 20- year terms. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically via 10- to 15- year sale of gas contracts. The contracts within this supply mode generally contain fixed monthly charges and/or minimum purchase requirements with price escalation provisions that are generally based on external indices. Revenue associated with this supply mode is generally recognized over time during the period in which we deliver or make available the agreed upon quantity of goods.
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
Since our contracts are generally comprised of a single performance obligation, contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. In addition, changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. Changes in estimates unfavorably impacted operating income by approximately $19 in fiscal year 2021. Changes in estimates favorably impacted operating income by approximately $7 and $37 in fiscal years 2020 and 2019, respectively. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
Disaggregation of Revenue
The table below presents our consolidated sales disaggregated by supply mode for each of our reporting segments. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total	%
2021
On-site	$2,469.5	$873.1	$1,718.8	$—	$—	$5,061.4	49%
Merchant	1,698.1	1,571.8	1,202.0	—	—	4,471.9	43%
Sale of Equipment	—	—	—	511.0	278.7	789.7	8%
Total	$4,167.6	$2,444.9	$2,920.8	$511.0	$278.7	$10,323.0	100%

2020
On-site	$2,040.2	$629.3	$1,652.8	$—	$—	$4,322.3	49%
Merchant	1,590.5	1,297.0	1,063.7	—	—	3,951.2	45%
Sale of Equipment	—	—	—	364.9	217.9	582.8	6%
Total	$3,630.7	$1,926.3	$2,716.5	$364.9	$217.9	$8,856.3	100%

2019
On-site	$2,230.6	$728.4	$1,622.6	$—	$—	$4,581.6	52%
Merchant	1,642.9	1,274.1	1,041.0	—	—	3,958.0	44%
Sale of Equipment	—	—	—	261.0	118.3	379.3	4%
Total	$3,873.5	$2,002.5	$2,663.6	$261.0	$118.3	$8,918.9	100%
Remaining Performance Obligations
As of 30 September 2021, the transaction price allocated to remaining performance obligations is estimated to be approximately $24 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

30 September	Balance Sheet Location	2021	2020
Assets
Contract assets – current	Other receivables and current assets	$119.4	$55.9
Contract fulfillment costs – current	Other receivables and current assets	125.5	109.9
Liabilities
Contract liabilities – current	Payables and accrued liabilities	366.8	313.8
Contract liabilities – noncurrent	Other noncurrent liabilities	58.4	57.9
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
Costs to obtain a contract, or contract acquisition costs, are capitalized only after we have established a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 September 2021 and 2020 were not material.
Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue when or as we perform under the contract. The increase in our contract liabilities – current balance primarily relates to new sale of equipment projects as balances associated with our sale of gas contracts are generally related to fixed charges and are relatively consistent period over period. During the fiscal year ended 30 September 2021, we recognized approximately $240 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2020. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.
Changes in contract asset and liability balances during the fiscal year ended 30 September 2021 were not materially impacted by any other factors.
5.  DISCONTINUED OPERATIONS
In fiscal year 2021, income from discontinued operations, net of tax, was $70.3. This included net tax benefits of $60.0 recorded upon release of tax liabilities related to uncertain tax positions for which the statute of limitations expired. Of this benefit, we recorded $51.8 in the fourth quarter for liabilities associated with our former Performance Materials Division ("PMD") and $8.2 in the third quarter for liabilities associated with our former Energy-from-Waste ("EfW") business. Additionally, we recorded a tax benefit of $10.3 in the first quarter of fiscal year 2021 primarily from the settlement of a state tax appeal related to the gain on the sale of PMD in fiscal year 2017. Our consolidated statement of cash flows for the fiscal year ended 30 September 2021 includes $6.7 received as part of the settlement.
In fiscal year 2020, loss from discontinued operations, net of tax, was $14.3. This resulted from a pre-tax loss of $19.0 recorded in the second quarter to increase our existing liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 16, Commitments and Contingencies, for additional information. The loss did not have an impact on our cash flows for the fiscal year ended 30 September 2020.

6.  INVENTORIES
The components of inventories are as follows:

30 September	2021	2020
Finished goods	$150.7	$134.5
Work in process	24.0	21.3
Raw materials, supplies and other	279.2	249.0
Inventories	$453.9	$404.8
7. SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES
The summarized financial information below is on a combined 100% basis and has been compiled based on financial statements of the companies accounted for by the equity method. The amounts presented include the accounts of the following equity affiliates:

Abdullah Hashim Industrial Gases & Equipment Co., Ltd. (25%);	INFRA Group (40%);
Air Products South Africa (Proprietary) Limited (50%);	INOX Air Products Private Limited (50%);
Bangkok Cogeneration Company Limited (49%);	Jazan Gas Projects Company (26%);
Bangkok Industrial Gases Co., Ltd. (49%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Chengdu Air & Gas Products Ltd. (50%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Helios S.p.A. (49%);	and principally, other industrial gas producers.

30 September		2021	2020
Current assets		$2,244.6	$1,943.5
Noncurrent assets		4,630.7	4,529.2
Current liabilities		774.0	765.3
Noncurrent liabilities		2,852.5	2,958.8

Fiscal Year Ended 30 September	2021	2020	2019
Net sales	$3,338.1	$2,809.1	$2,885.6
Gross profit	1,492.9	1,212.5	1,193.4
Operating income	962.2	748.6	763.4
Net income	646.0	567.8	492.4
Dividends received from equity affiliates were $157.3, $107.0, and $144.3 in fiscal years 2021, 2020, and 2019, respectively.
The investment in net assets of and advances to equity affiliates as of 30 September 2021 and 2020 included investment in foreign affiliates of $1,648.0 and $1,431.3, respectively.
As of 30 September 2021 and 2020, the amount of investment in companies accounted for by the equity method included equity method goodwill of $55.3 and $50.0, respectively.
India Finance Act 2020
Our consolidated income statements in fiscal year 2020 include a benefit of $33.8 reflected in equity affiliates' income for our share of accumulated dividend distribution taxes released with respect to INOX Air Products Private Limited, an equity affiliate investment in our Industrial Gases – Asia segment. This benefit, which related to tax legislation passed by the Indian government, was not recorded in segment results. Refer to Note 21, Income Taxes, for additional information. The benefit is included in fiscal year 2020 net income in the table above on a 100% basis.

Jazan Gas Project Company
On 19 April 2015, Jazan Gas Project Company, a joint venture between Air Products and ACWA Holding, entered into a 20-year oxygen and nitrogen supply agreement to supply Aramco’s oil refinery and power plant being built in Jazan, Saudi Arabia. We own 26% of the joint venture and guarantee repayment of our share of an equity bridge loan. ACWA also guarantees their share of the loan. We determined that the joint venture is a variable interest entity for which we are not the primary beneficiary. As of 30 September 2021, our consolidated balance sheets included $94.4 reflected within "Payables and accrued liabilities" for our obligation to make equity contributions based on our proportionate share of the advances received by the joint venture under the loan.
Subsequent Event
As part of the Jazan Integrated Gasification and Power Company transaction discussed in Note 24, Subsequent Events, Jazan Gas Project Company sold its air separation units to Aramco in October 2021 and repaid its outstanding debt, including the equity bridge loan.
8. PLANT AND EQUIPMENT, NET
The major classes of plant and equipment are as follows:

30 September	Useful Life in years			2021	2020
Land				$312.1	$296.8
Buildings			30	1,083.1	997.8
Production facilities(A)	10	to	20	18,236.9	17,289.7
Distribution and other machinery and equipment(B)	5	to	25	5,111.6	4,807.7
Construction in progress				2,745.1	1,784.2
Plant and equipment, at cost				27,488.8	25,176.2
Less: Accumulated depreciation				14,234.2	13,211.5
Plant and equipment, net				$13,254.6	$11,964.7
(A)Depreciable lives of production facilities related to long-term customer supply contracts are generally matched to the contract lives.
(B)The depreciable lives for various types of distribution equipment are: 10 to 25 years for cylinders, depending on the nature and properties of the product; 20 years for tanks; generally 7.5 years for customer stations; and 5 to 15 years for tractors and trailers.
Depreciation expense was $1,284.1, $1,150.5, and $1,049.7 in fiscal years 2021, 2020, and 2019, respectively.
9.  GOODWILL
Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
Goodwill, net at 30 September 2019	$156.3	$432.3	$178.5	$19.6	$10.4	$797.1
Acquisitions	—	66.6	—	—	4.5	71.1
Currency translation and other	(3.7)	25.2	1.9	(0.1)	—	23.3
Goodwill, net at 30 September 2020	$152.6	$524.1	$180.4	$19.5	$14.9	$891.5
Acquisitions	—	21.0	—	—	—	21.0
Currency translation and other	(1.6)	(3.6)	3.9	0.3	—	(1.0)
Goodwill, net at 30 September 2021	$151.0	$541.5	$184.3	$19.8	$14.9	$911.5
In fiscal year 2021, goodwill acquired is primarily attributable to expected cost synergies and growth opportunities related to a business combination completed in the second quarter. This goodwill is not deductible for tax purposes. Refer to Note 3, Acquisitions, for additional information.

30 September	2021	2020	2019
Goodwill, gross	$1,239.2	$1,230.2	$1,162.2
Accumulated impairment losses(A)	(327.7)	(338.7)	(365.1)
Goodwill, net	$911.5	$891.5	$797.1
(A)Accumulated impairment losses include the impacts of currency translation. These losses are attributable to our Latin America reporting unit ("LASA") within the Industrial Gases – Americas segment.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The impairment test for goodwill involves calculating the fair value of each reporting unit and comparing that value to the carrying value. If the fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. During the fourth quarter of fiscal year 2021, we conducted our annual goodwill impairment test and determined that the fair value of all our reporting units exceeded their carrying value.
10.  INTANGIBLE ASSETS
The table below summarizes the major classes of our intangible assets:

	2021			2020
30 September	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Finite-lived:
Customer relationships	$552.0	($234.7)	$317.3	$538.0	($209.9)	$328.1
Patents and technology	36.8	(16.9)	19.9	39.1	(16.3)	22.8
Other	80.5	(37.3)	43.2	77.6	(33.7)	43.9
Total finite-lived intangible assets	669.3	(288.9)	380.4	654.7	(259.9)	394.8
Indefinite-lived:
Trade names and trademarks	51.2	(10.9)	40.3	52.2	(11.2)	41.0
Total Intangible Assets	$720.5	($299.8)	$420.7	$706.9	($271.1)	$435.8
The decrease in net intangible assets in fiscal year 2021 was primarily attributable to amortization, partially offset by intangible assets acquired through business combinations.
Amortization expense for intangible assets was $37.2, $34.5, and $33.1 in fiscal years 2021, 2020, and 2019, respectively. Refer to Note 1, Major Accounting Policies, for the amortization periods for each major class of intangible assets.
The table below details the amount of amortization expense expected to be recorded for our finite-lived intangible assets in each of the next five years and thereafter:

2022	$34.7
2023	33.2
2024	32.1
2025	30.8
2026	29.2
Thereafter	220.4
Total	$380.4

Indefinite-lived intangible assets are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. During the fourth quarter of fiscal year 2021, we conducted our annual impairment test of indefinite-lived intangible assets and determined that the fair value of all our intangible assets exceeded their carrying value.
11.  LEASES
Lessee Accounting
We are the lessee under various agreements for real estate, vehicles, aircraft, and other equipment that are accounted for as operating leases. Our finance leases principally relate to the right to use machinery and equipment and are not material.
Operating lease expense was $89.5 and $80.1 for fiscal years 2021 and 2020, respectively. These amounts exclude short-term and variable lease expenses, which were not material.
Amounts associated with operating leases and their presentation on our consolidated balance sheets are as follows:

30 September	2021	2020
Operating lease right-of-use assets
Other noncurrent assets	$566.2	$376.8
Operating lease liabilities
Payables and accrued liabilities	78.6	70.7
Other noncurrent liabilities	503.4	335.8
Total operating lease liabilities	$582.0	$406.5

30 September	2021	2020
Weighted-average remaining lease term in years(A)	17.2	15.7
Weighted-average discount rate(B)	1.9%	2.1%
(A)Calculated on the basis of the remaining lease term and the lease liability balance for each lease as of the reporting date.
(B)Calculated on the basis of the discount rate used to calculate the lease liability for each lease and the remaining balance of the lease payments for each lease as of the reporting date.
The following maturity analysis of our operating lease liabilities as of 30 September 2021 presents the undiscounted cash flows for each of the next five years and thereafter with a reconciliation to the lease liability recognized on our balance sheet:

Operating Leases
2022	$88.4
2023	71.3
2024	60.4
2025	51.1
2026	40.4
Thereafter	361.5
Total undiscounted lease payments	673.1
Imputed interest	(91.1)
Present value of lease liability recognized on balance sheet	$582.0
The impacts associated with our operating leases on the consolidated statements of cash flows are reflected within "Other adjustments" within operating activities. This includes non-cash operating lease expense of $89.5 and $80.1, as well as a use of cash of $98.8 and $90.0 for payments on amounts included in the measurement of the lease liability for fiscal years 2021 and 2020, respectively.

We recorded $259 and $442 of noncash right-of-use asset additions during fiscal years 2021 and 2020, respectively.
We have additional operating leases that have not yet commenced as of 30 September 2021 having lease payments totaling approximately $195.
Lessor Accounting
Certain contracts associated with facilities that are built to provide product to a specific customer have been accounted for as leases. As we generally control the operations and maintenance of the assets that provide the supply of gas to our customers, there have been no new arrangements that qualified as a lease in fiscal year 2021.
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
In cases where sales-type lease treatment is appropriate, revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as sales-type leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract. During fiscal years 2021 and 2020, we recognized interest income of $67.4 and $71.2 on our lease receivables, respectively.
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
Lease receivables, net, primarily relate to sales-type leases on certain on-site assets which are collected over the contract term. As of 30 September 2021 and 2020, our lease receivables, net were $824.7 and $903.0, respectively. Lease receivables, net are primarily included within "Noncurrent lease receivables" on our consolidated balance sheets, with the remaining balance in "Other receivables and current assets." The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. As of 30 September 2021 and 2020, the credit quality of lease receivables did not require a material allowance for credit losses.
Lease payments collected in fiscal years 2021, 2020, and 2019 were $166.2, $162.8, and $171.6, respectively. These payments reduced the lease receivable balance by $98.8, $91.6, and $94.6 in fiscal years 2021, 2020, and 2019, respectively.
As of 30 September 2021, minimum lease payments expected to be collected, which reconciles to lease receivables, net, were as follows:

2022	$146.8
2023	143.1
2024	137.0
2025	131.4
2026	120.6
Thereafter	508.7
Total	1,187.6
Unearned interest income	(362.9)
Lease Receivables, net	$824.7

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2021 is 3.2 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	2021		2020
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$3,465.2	0.6	$2,842.1	0.5
Net investment hedges	638.0	3.0	636.6	3.8
Not designated	692.6	0.1	1,685.2	0.3
Total Forward Exchange Contracts	$4,795.8	0.8	$5,163.9	0.8
The decrease in the notional value of forward exchange contracts that are not designated is primarily due to maturities.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,297.5 million ($1,502.6) at 30 September 2021 and €1,288.7 million ($1,510.8) at 30 September 2020. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 September 2021, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	2021				2020
30 September	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$200.0	LIBOR	2.76%	0.1	$200.0	LIBOR	2.76%	1.1
Cross currency interest rate swaps (net investment hedge)	$210.2	4.32%	3.14%	2.2	$201.6	4.27%	3.12%	3.2
Cross currency interest rate swaps (cash flow hedge)	$1,005.7	4.98%	2.93%	2.7	$1,057.9	4.83%	2.98%	2.5
Cross currency interest rate swaps (not designated)	$4.2	5.39%	3.54%	2.2	$12.8	5.39%	3.54%	3.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
30 September	2021	2020	2021	2020
Current portion of long-term debt	$400.5	$—	$0.5	$—
Long-term debt	—	405.4	—	5.7

The table below summarizes the fair value and balance sheet location of our outstanding derivatives. Refer to Note 13, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

30 September	Balance Sheet Location	2021	2020	Balance Sheet Location	2021	2020
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$35.1	$51.1	Payables and accrued liabilities	$57.2	$22.5
Interest rate management contracts	Other receivables and current assets	16.0	14.7	Payables and accrued liabilities	5.2	0.4
Forward exchange contracts	Other noncurrent assets	5.5	0.8	Other noncurrent liabilities	25.2	33.0
Interest rate management contracts	Other noncurrent assets	18.1	44.3	Other noncurrent liabilities	27.5	1.7
Total Derivatives Designated as Hedging Instruments		$74.7	$110.9		$115.1	$57.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$8.7	$31.7	Payables and accrued liabilities	$6.4	$28.0
Interest rate management contracts	Other noncurrent assets	—	0.7	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$8.7	$32.4		$6.4	$28.0
Total Derivatives		$83.4	$143.3		$121.5	$85.6
The table below summarizes gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	2021	2020
Net Investment Hedging Relationships
Forward exchange contracts	$11.4	($15.9)
Foreign currency debt	18.1	(100.2)
Cross currency interest rate swaps	(7.9)	1.9
Total Amount Recognized in OCI	21.6	(114.2)
Tax effects	(5.5)	28.2
Net Amount Recognized in OCI	$16.1	($86.0)

Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$12.7	$116.6
Forward exchange contracts, excluded components	(11.7)	(15.2)
Other(A)	(6.7)	(34.2)
Total Amount Recognized in OCI	(5.7)	67.2
Tax effects	9.0	(23.7)
Net Amount Recognized in OCI	$3.3	$43.5
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020	2021	2020	2021	2020
Total presented in consolidated income statements that includes effects of hedging below	$10,323.0	$8,856.3	$7,186.1	$5,858.1	$141.8	$109.3	$73.7	$30.7
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.8)	($0.2)	($0.8)	($1.0)	$—	$—	$5.2	($117.9)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	9.1	17.0
Other:
Amount reclassified from OCI into income	—	—	—	—	5.6	4.2	39.1	22.5
Total (Gain) Loss Reclassified from OCI to Income	(0.8)	(0.2)	(0.8)	(1.0)	5.6	4.2	53.4	(78.4)
Tax effects	0.2	—	0.5	0.2	(2.1)	(1.4)	(12.5)	18.9
Net (Gain) Loss Reclassified from OCI to Income	($0.6)	($0.2)	($0.3)	($0.8)	$3.5	$2.8	$40.9	($59.5)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($5.2)	$0.5	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	5.2	(0.5)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The table below summarizes the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$2.8	($1.5)	($2.7)	$1.1
Other	—	—	0.5	0.7
Total (Gain) Loss Recognized in Income	$2.8	($1.5)	($2.2)	$1.8
The amount of unrealized gains and losses related to cash flow hedges as of 30 September 2021 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $53.4 and $30.0 as of 30 September 2021 and 2020, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $38.1 and $76.5 as of 30 September 2021 and 2020, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.
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
Refer to Note 12, Financial Instruments, for a description of derivative instruments, including details related to the balance sheet line classifications.
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

The carrying values and fair values of financial instruments were as follows:

	2021		2020
30 September	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$49.3	$49.3	$83.6	$83.6
Interest rate management contracts	34.1	34.1	59.7	59.7
Liabilities
Derivatives
Forward exchange contracts	$88.8	$88.8	$83.5	$83.5
Interest rate management contracts	32.7	32.7	2.1	2.1
Long-term debt, including current portion and related party	7,634.8	7,812.2	7,900.1	8,278.4
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	2021				2020
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$49.3	$—	$49.3	$—	$83.6	$—	$83.6	$—
Interest rate management contracts	34.1	—	34.1	—	59.7	—	59.7	—
Total Assets at Fair Value	$83.4	$—	$83.4	$—	$143.3	$—	$143.3	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$88.8	$—	$88.8	$—	$83.5	$—	$83.5	$—
Interest rate management contracts	32.7	—	32.7	—	2.1	—	2.1	—
Total Liabilities at Fair Value	$121.5	$—	$121.5	$—	$85.6	$—	$85.6	$—

14. DEBT
The table below summarizes our total outstanding debt as reflected on our consolidated balance sheets:

30 September	2021	2020
Short-term borrowings(A)	$2.4	$7.7
Current portion of long-term debt(B)	484.5	470.0
Long-term debt	6,875.7	7,132.9
Long-term debt – related party	274.6	297.2
Total Debt	$7,637.2	$7,907.8
(A)Includes bank obligations with weighted average interest rates of 0.6% and 1.6% as of 30 September 2021 and 2020, respectively.
(B)Includes current portion of long-term debt owed to a related party of $83.8 and $41.3 as of 30 September 2021 and 2020, respectively.
Total related party debt, including the current portion, was $358.4 and $338.5 as of 30 September 2021 and 30 September 2020, respectively. This debt primarily relates to a loan with our joint venture partner, Lu’An Clean Energy Company, which partially funded the acquisition of their assets by a consolidated joint venture in 2018.
The table below summarizes the coupon interest rates, fiscal year maturities, and carrying amounts of our long-term debt, including current portion and amounts owed to related parties:

30 September	Maturities	2021	2020
Payable in U.S. Dollars
Debentures
8.75%	2021	$—	$18.4
Medium-term Notes (weighted average rate)
Series E 7.6%	2026	17.2	17.2
Senior Notes
Note 3.0%	2022	400.0	400.0
Note 2.75%	2023	400.0	400.0
Note 3.35%	2024	400.0	400.0
Note 1.50%	2026	550.0	550.0
Note 1.85%	2027	650.0	650.0
Note 2.05%	2030	900.0	900.0
Note 2.70%	2040	750.0	750.0
Note 2.80%	2050	950.0	950.0
Other (weighted average rate)
Variable-rate industrial revenue bonds 0.02%	2035 to 2050	618.9	631.9
Other 1.57%	2024 to 2032	14.4	—
Payable in Other Currencies
Eurobonds 0.375%	2021	—	410.3
Eurobonds 1.0%	2025	347.4	351.7
Eurobonds 0.50%	2028	579.1	586.2
Eurobonds 0.80%	2032	579.1	586.2
New Taiwan Dollar 1.86%	2023 to 2028	161.8	—
Other	2023	0.3	0.6
Related Party
Chinese Renminbi 5.5%	2022 to 2027	355.0	338.5
Chinese Renminbi 5.7%	2033	3.4	—
Capital Lease Obligations (weighted average rate)
Foreign 11.6%	2022 to 2036	8.1	9.2
Total Principal Amount		7,684.7	7,950.2
Less: Unamortized discount and debt issuance costs		(50.4)	(55.8)
Less: Fair value hedge accounting adjustments(A)		0.5	5.7
Total Long-term Debt		7,634.8	7,900.1
Less: Current portion of long-term debt		(484.5)	(470.0)
Less: Long-term debt – related party		(274.6)	(297.2)
Long-term Debt		$6,875.7	$7,132.9
(A)We entered into LIBOR-based interest rate swaps with various financial institutions to hedge a portion of the 3.0% Senior Note maturing in fiscal year 2022. These interest rate swaps have been designated as fair value hedges of the Note. Refer to Note 12, Financial Instruments, for additional information.

Principal maturities of long-term debt, including current portion and amounts owed to related parties, in each of the next five years and thereafter are as follows:

2022	$484.0
2023	475.8
2024	492.5
2025	449.2
2026	662.7
Thereafter	5,120.5
Total	$7,684.7
Cash paid for interest, net of amounts capitalized, was $150.4, $67.2, and $155.9 in fiscal years 2021, 2020, and 2019, respectively.
Subsequent Event
In November 2021, we repaid the 3.0% Senior Note of $400, plus interest, on its maturity date.
Debt Covenants
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2021, we are in compliance with all the financial and other covenants under our debt agreements.
Credit Facilities
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to capitalization (equal to total debt plus total equity) not to exceed 70%. No borrowings were outstanding under the 2021 Credit Agreement as of 30 September 2021.
The 2021 Credit Agreement replaced our previous five-year $2,300 revolving credit agreement, which was to have matured on 31 March 2022. No borrowings were outstanding under the previous agreement as of 30 September 2020 or at the time of its termination. No early termination penalties were incurred.
We have credit facilities available to certain of our foreign subsidiaries totaling $296.7, of which $176.2 was borrowed and outstanding as of 30 September 2021.
2020 Debt Issuance
In fiscal year 2020, we issued U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $3.8 billion and €1.0 billion, respectively. Our consolidated statement of cash flows for the fiscal year ended 30 September 2020 includes long-term debt proceeds of $4,895.8 from these issuances.

15. RETIREMENT BENEFITS
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
Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The components of net periodic (benefit) cost for our defined benefit pension plans for fiscal years 2021, 2020, and 2019 were as follows:

	2021		2020		2019
Fiscal Year Ended 30 September	U.S.	International	U.S.	International	U.S.	International
Service cost	$21.3	$23.4	$23.4	$23.3	$21.4	$19.3
Interest cost	68.9	25.2	91.2	24.8	113.4	35.8
Expected return on plan assets	(194.5)	(83.4)	(188.7)	(77.4)	(172.5)	(75.1)
Prior service cost amortization	1.2	—	1.2	—	1.1	—
Actuarial loss amortization	78.5	19.3	83.7	19.5	65.3	10.9
Settlements	1.3	0.5	5.0	0.2	6.2	0.2
Special termination benefits	—	—	—	—	0.7	0.1
Other	—	1.0	—	0.8	—	0.8
Net Periodic (Benefit) Cost	($23.3)	($14.0)	$15.8	($8.8)	$35.6	($8.0)
Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2021, 2020 and 2019 were not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. We recognized pension settlement losses of $1.3, $5.0 and $6.2 in fiscal years 2021, 2020 and 2019, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. supplementary pension plan.
We calculate net periodic benefit cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic benefit cost:

	2021		2020		2019
	U.S.	International	U.S.	International	U.S.	International
Discount rate – Service cost	3.0%	1.6%	3.3%	1.5%	4.3%	2.5%
Discount rate – Interest cost	2.1%	1.2%	2.9%	1.3%	4.0%	2.2%
Expected return on plan assets	6.8%	4.7%	7.0%	5.0%	7.0%	5.3%
Rate of compensation increase	3.5%	3.3%	3.5%	3.3%	3.5%	3.5%

The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2021		2020
	U.S.	International	U.S.	International
Discount rate	2.9%	1.8%	2.7%	1.5%
Rate of compensation increase	3.5%	3.3%	3.5%	3.3%
The following tables reflect the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2021		2020
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$3,423.8	$1,949.7	$3,281.6	$1,864.0
Service cost	21.3	23.4	23.4	23.3
Interest cost	68.9	25.2	91.2	24.8
Amendments	0.5	—	1.6	—
Actuarial (gain) loss	(17.7)	(30.9)	190.5	(11.6)
Settlements	(3.0)	(1.8)	(11.7)	(0.9)
Special termination benefits	—	—	—	—
Participant contributions	—	1.3	—	1.2
Benefits paid	(158.5)	(52.8)	(152.5)	(49.8)
Currency translation and other	—	55.5	(0.3)	98.7
Obligation at End of Year	$3,335.3	$1,969.6	$3,423.8	$1,949.7

	2021		2020
	U.S.	International	U.S.	International
Change in Plan Assets
Fair value at beginning of year	$3,048.3	$1,726.8	$2,832.4	$1,672.4
Actual return on plan assets	450.0	140.1	364.6	(3.1)
Company contributions	6.9	37.7	15.5	22.0
Participant contributions	—	1.3	—	1.2
Benefits paid	(158.5)	(52.8)	(152.5)	(49.8)
Settlements	(3.0)	(1.8)	(11.7)	(0.9)
Currency translation and other	—	53.7	—	85.0
Fair Value at End of Year	$3,343.7	$1,905.0	$3,048.3	$1,726.8
Funded Status at End of Year	$8.4	($64.6)	($375.5)	($222.9)

	2021		2020
	U.S.	International	U.S.	International
Amounts Recognized
Noncurrent assets	$90.5	$128.7	$26.5	$—
Accrued liabilities	19.6	0.5	10.5	0.2
Noncurrent liabilities	62.5	192.8	391.5	222.7
Net Asset (Liability) Recognized	$8.4	($64.6)	($375.5)	($222.9)

The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during fiscal years 2021 and 2020 consist of the following:

	2021		2020
	U.S.	International	U.S.	International
Net actuarial (gain)/loss arising during the period	($273.2)	($87.6)	$14.6	$68.9
Amortization of net actuarial loss	(79.8)	(19.8)	(88.7)	(19.7)
Prior service cost arising during the period	0.5	—	1.6	—
Amortization of prior service cost	(1.2)	—	(1.2)	—
Total	($353.7)	($107.4)	($73.7)	$49.2
The net actuarial gains and losses represent the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statements and are included in accumulated other comprehensive loss. Actuarial gains arising during fiscal year 2021 are primarily attributable to higher than expected return on plan assets and higher discount rates. Accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining service period of active U.S. participants, which was approximately seven years as of 30 September 2021. For U.K. participants, accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining life expectancy, which was approximately twenty-four years as of 30 September 2021.
The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of the following:

	2021		2020
	U.S.	International	U.S.	International
Net actuarial loss	$444.7	$535.8	$797.7	$643.2
Prior service cost	6.3	3.6	7.0	3.6
Net transition liability	—	0.4	—	0.4
Total	$451.0	$539.8	$804.7	$647.2
The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $5,140.0 and $5,166.5 as of 30 September 2021 and 2020, respectively.
The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	2021		2020
30 September	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$82.1	$456.6	$3,202.2	$1,949.7
Fair value of plan assets	—	263.4	2,800.3	1,726.7
PBO in excess of plan assets	$82.1	$193.2	$401.9	$223.0
Pension Plans with ABO in Excess of Plan Assets:
ABO	$79.2	$416.8	$3,081.4	$475.8
Fair value of plan assets	—	263.4	2,800.3	324.4
ABO in excess of plan assets	$79.2	$153.4	$281.1	$151.4
The tables above include several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans as of 30 September 2021 were $86.2 and $91.7, respectively. As of 30 September 2021, the U.S. salaried and U.K. pension plans had plan assets in excess of both PBO and ABO resulting in a decrease to the U.S. and International balances presented above. As of 30 September 2020, the PBO of these plans exceeded the fair value of plan assets.

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
Asset allocation targets are established based on the long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Assets are routinely rebalanced through contributions, benefit payments, and otherwise as deemed appropriate. The actual and target allocations at the measurement date are as follows:

	2021 Target Allocation		2021 Actual Allocation		2020 Actual Allocation
	U.S.	International	U.S.	International	U.S.	International
Asset Category
Equity securities	20 - 35%	29 - 38%	30%	36%	51%	43%
Debt securities	61 - 76%	62 - 71%	64%	63%	43%	56%
Real estate and other	— - 10%	—%	6%	—%	5%	—%
Cash	—%	2%	—%	1%	1%	1%
Total			100%	100%	100%	100%
In fiscal year 2021, the 6.75% expected return for U.S. plan assets was based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. In determining asset class returns, we take into account historical long-term returns and the value of active management, as well as other economic and market factors.
In fiscal year 2021, the 4.73% expected rate of return for international plan assets was based on a weighted average return for plans outside the U.S., which vary significantly in size, asset structure and expected returns. The expected asset return for the U.K. plan, which represents over 80% of the assets of our International plans, is 5.30% and was derived from expected equity and debt security returns.

The table below summarizes pension plan assets measured at fair value by asset class (see Note 13, Fair Value Measurements, for definition of the levels):

	2021				2020
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$14.8	$14.8	$—	$—	$16.9	$16.9	$—	$—
Equity securities	325.3	325.3	—	—	573.9	573.9	—	—
Equity mutual funds	243.4	243.4	—	—	213.1	213.1	—	—
Equity pooled funds	448.7	—	448.7	—	762.0	—	762.0	—
Fixed income:
Bonds (government and corporate)	2,125.6	—	2,125.6	—	1,312.7	—	1,312.7	—
Total U.S. Qualified Pension Plans at Fair Value	$3,157.8	$583.5	$2,574.3	$—	$2,878.6	$803.9	$2,074.7	$—
Real estate pooled funds(A)	185.9				169.7
Total U.S. Qualified Pension Plans	$3,343.7				$3,048.3
International Pension Plans
Cash and cash equivalents	$16.8	$16.8	$—	$—	$13.9	$13.9	$—	$—
Equity pooled funds	676.4	—	676.4	—	746.8	—	746.8	—
Fixed income pooled funds	948.5	—	948.5	—	694.1	—	694.1	—
Other pooled funds	16.7	—	16.7	—	15.5	—	15.5	—
Insurance contracts	246.6	—	—	246.6	256.5	—	—	256.5
Total International Pension Plans	$1,905.0	$16.8	$1,641.6	$246.6	$1,726.8	$13.9	$1,456.4	$256.5
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
The table below summarizes changes in fair value of the pension plan assets classified as Level 3, which is comprised of investments in insurance contracts:

Balance at 30 September 2019	$254.1
Actual return on plan assets:
Assets held at end of year	2.4
Balance at 30 September 2020	$256.5
Actual return on plan assets:
Assets held at end of year	(7.9)
Purchases, sales, and settlements, net	(2.0)
Balance at 30 September 2021	$246.6

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
Equity Mutual and Pooled Funds
Shares of mutual funds are valued at the daily closing price as reported by the fund. The mutual funds are required to publish their daily NAV and to transact at that price. The mutual funds are deemed to be actively traded and are classified as Level 1 assets. Units of pooled funds are valued at the per unit NAV determined by the fund manager based on the value of the underlying traded holdings and are classified as Level 2 assets.
Corporate and Government Bonds
Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.
Fixed Income Pooled Funds
Fixed income pooled funds are classified as Level 2 assets, as they are valued at the NAV of the shares held at year end, which is determined by the fund manager based on quoted market pricing from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields, credit ratings, or factors. Fixed income pooled funds may hold government bonds, index linked bonds, corporate bonds, cash and derivative instruments.
Other Pooled Funds
Other pooled funds are classified as Level 2 assets, as they are valued at the NAV of the shares held at year end, which is based on the fair value of the underlying investments.
Insurance Contracts
Insurance contracts are classified as Level 3 assets, as they are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company and discount rates that require inputs with limited observability.
Contributions and Projected Benefit Payments
Pension contributions to funded plans and benefit payments for unfunded plans for fiscal year 2021 were $44.6. Contributions for funded plans resulted primarily from contractual and regulatory requirements. Benefit payments to unfunded plans were due primarily to the timing of retirements. We anticipate contributing $40 to $50 to the defined benefit pension plans in fiscal year 2022. These contributions are anticipated to be driven primarily by contractual and regulatory requirements for funded plans and benefit payments for unfunded plans, which are dependent upon timing of retirements.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2022	$179.3	$56.8
2023	170.4	60.2
2024	174.3	64.0
2025	178.1	64.6
2026	180.7	68.3
2027-2031	936.5	375.9
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
We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of our common stock in the ESOP totaled 1,941,938 as of 30 September 2021.
Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in fiscal years 2021, 2020, and 2019 were $53.3, $45.6, and $40.6, respectively.
Other Postretirement Benefits
We provide other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contributions adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder. The cost of these benefits was not material in fiscal years 2021, 2020, and 2019. Accumulated postretirement benefit obligations as of the end of fiscal years 2021 and 2020 were $27.4 and $38.6, respectively, of which $5.5 and $7.2 were current obligations, respectively.
We recognize changes in other postretirement benefit plan obligations in other comprehensive income on a pretax basis. In fiscal years 2021 and 2020, we recognized gains that arose during the period of $5.4 and $1.3, respectively. There was $1.8 net actuarial gain amortization in fiscal year 2021 and no actuarial gain amortization in 2020 as the corridor for the plan was not exceeded.
The net actuarial gain recognized in accumulated other comprehensive loss on a pretax basis was $6.6 and $3.0 as of 30 September 2021 and 2020, respectively.
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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 at 30 September 2021) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 at 30 September 2021) plus interest accrued thereon until final disposition of the proceedings.

Additionally, Winter Storm Uri, a severe winter weather storm in the U.S. Gulf Coast in February 2021, disrupted our operations and caused power and natural gas prices to spike significantly in Texas. We are currently in the early stages of litigation of a dispute regarding energy management services related to the impact of this unusual event, and other disputes may arise from such power price increases. In addition, legislative action may affect power supply and energy management charges. While it is reasonably possible that we could incur additional costs related to power supply and energy management services in Texas related to the winter storm, it is too early to estimate potential losses, if any, given significant unknowns resulting from the unusual nature of this event.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 31 sites on which a final settlement has not been reached where we, along with others, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 September 2021 and 2020 included an accrual of $76.7 and $84.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $76 to a reasonably possible upper exposure of $90 as of 30 September 2021.
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
Pace
At 30 September 2021, $39.8 of the environmental accrual was related to the Pace facility.
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
During the second quarter of fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility. The review was completed in conjunction with requirements to maintain financial assurance per the Consent Order issued by the FDEP discussed below. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we will require near-term spending to install new groundwater recovery wells and ancillary equipment, in addition to future capital to consider the extended time horizon for remediation at the site. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in the second quarter of fiscal year 2020. There has been no change to the estimated exposure range related to the Pace facility in fiscal year 2021.

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
Piedmont
At 30 September 2021, $9.5 of the environmental accrual was related to the Piedmont site.
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
We are required by the South Carolina Department of Health and Environmental Control ("SCDHEC") to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The SCDHEC issued its final approval to the site-wide feasibility study on 13 June 2017 and the Record of Decision for the site on 27 June 2018, after which we signed a Consent Agreement Amendment memorializing our obligations to complete the cleanup of the site. Remediation has started in accordance with the design, which includes in-situ chemical oxidation treatment, as well as the installation of a soil vapor extraction system to remove volatile organic compounds from the unsaturated soils beneath the impacted areas of the plant. We estimate that source area remediation and groundwater recovery and treatment will continue through 2029. Thereafter, we expect this site to go into a state of monitored natural attenuation through 2047.
We recognized a before-tax expense of $24 in 2008 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.
Pasadena
At 30 September 2021, $11.2 of the environmental accrual was related to the Pasadena site.
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
We plan to perform additional work to address other environmental obligations at the site. This additional work includes remediating, as required, impacted soils, investigating groundwater west of the former PUI facility, performing post closure care for two closed RCRA surface impoundment units, establishing engineering controls, and performing a pilot study to treat impacted soils. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.

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
Changes to the carrying amount of our asset retirement obligations were as follows:

Balance at 30 September 2019	$208.2
Additional accruals	22.0
Liabilities settled	(2.8)
Accretion expense	9.5
Currency translation adjustment	4.5
Balance at 30 September 2020	$241.4
Additional accruals	16.5
Liabilities settled	(4.1)
Accretion expense	10.5
Currency translation adjustment	5.3
Balance at 30 September 2021	$269.6
Warranties and Guarantees
We do not expect that any sum we may have to pay in connection with warranties and guarantees will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.
Warranties
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
Guarantees
To date, no equity contributions or payments have been made since the inception of the guarantees discussed below. The fair value of these guarantees is not material.
We are party to an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which we own 50%. At 30 September 2021, maximum potential payments under joint and several guarantees were $24.0. Exposures under the guarantees decline over time and will be completely extinguished by 2024.
We guaranteed the repayment of our 25% share of an equity bridge loan that has been provided to fund equity commitments to the Jazan Gas Project Company joint venture with ACWA Holding in Saudi Arabia. ACWA also guarantees their share of the loan. As of 30 September 2021, our maximum exposure under the guarantee was approximately $100, and payables and accrued liabilities on our consolidated balance sheets included $94.4 for our obligation to make equity contributions.
We also have a long-term sale of equipment contract with the joint venture to engineer, procure, and construct the industrial gas facilities that will supply gases to Aramco. We provided bank guarantees to the joint venture to support our performance under the contract. As of 30 September 2021, our maximum potential payments were $247.

Subsequent Event
As part of the Jazan Integrated Gasification and Power Company transaction discussed in Note 24, Subsequent Events, Jazan Gas Project Company sold its air separation units to Aramco in October 2021 and repaid its outstanding debt, including the equity bridge loan. Our bank guarantees that support performance under the sale of equipment contract remain in place.
Unconditional Purchase Obligations
We are obligated to make future payments under unconditional purchase obligations as summarized below:

2022	$1,656
2023	540
2024	543
2025	563
2026	545
Thereafter	6,135
Total	$9,982
Approximately $8.3 billion of our unconditional purchase obligations relate to helium and rare gases. The majority of these obligations occur after fiscal year 2026. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
We estimate our maximum obligation for future purchases of plant and equipment to be approximately $1.0 billion based on open purchase orders as of 30 September 2021. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have disclosed this obligation in fiscal year 2022; however, timing of actual satisfaction of the obligation may vary.
Our unconditional purchase obligations also include commitments for power and natural gas supply as well as feedstock supply for numerous HyCO (hydrogen, carbon monoxide, and syngas) facilities. Our long-term sales contracts to customers are generally matched to the term of these obligations and provide recovery of price increases. As a result, we do not believe these purchase obligations would have a material effect on our financial condition or results of operations.

17. CAPITAL STOCK
Common Stock
Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2021, 249 million shares were issued, with 221 million outstanding.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. We did not purchase any of our outstanding shares during fiscal year 2021. At 30 September 2021, $485.3 in share repurchase authorization remains.
A summary of the changes in common shares in fiscal year 2021 is presented below:

Fiscal Year Ended 30 September	2021	2020	2019
Number of common shares outstanding, beginning of year	221,017,459	220,415,262	219,515,245
Issuance of treasury shares for stock option and award plans	379,296	602,197	900,017
Number of common shares outstanding, end of year	221,396,755	221,017,459	220,415,262
Preferred Stock
Authorized preferred stock consisted of 25 million shares with a par value of $1 per share, of which 2.5 million were designated as Series A Junior Participating Preferred Stock. There were no preferred shares issued or outstanding as of 30 September 2021 and 2020.
18. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the fiscal year ended 30 September 2021, we granted market-based and time-based deferred stock units. We have not issued stock option awards since fiscal year 2015. The terms of our share-based awards are fixed at the grant date. We issue shares from treasury stock upon payout of deferred stock units and exercise of stock options.
At the annual shareholders meeting held on 28 January 2021, the shareholders approved a new Long-Term Incentive Plan ("LTIP"), which has an authorized pool of 1,500,000 shares available for future grant, plus additional shares underlying awards outstanding on the date the LTIP was adopted but that are not issued. As of 30 September 2021, there were 1,566,433 shares available for future grant under our LTIP.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	2021	2020	2019
Before-tax share-based compensation cost	$44.5	$55.8	$41.2
Income tax benefit	(11.0)	(13.0)	(9.7)
After-tax share-based compensation cost	$33.5	$42.8	$31.5
Before-tax share-based compensation cost relates to deferred stock units and is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal years 2021, 2020, and 2019 was not material.

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
Market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is our share price appreciation and dividends paid, or "total shareholder return," in relation to a defined peer group over a three-year performance period beginning 1 October of the fiscal year of grant. We granted 77,251, 80,215, and 114,929 market-based deferred stock units in fiscal years 2021, 2020, and 2019, respectively.
The fair value of market-based deferred stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The estimated grant-date fair value of market-based deferred stock units was $235.48, $275.19, and $229.61 per unit in fiscal years 2021, 2020, and 2019, respectively. The calculation of the fair value of these market-based deferred stock units used the following assumptions:

	2021	2020	2019
Expected volatility	29.9%	17.8%	17.5%
Risk-free interest rate	0.2%	1.6%	2.8%
Expected dividend yield	2.1%	2.4%	2.6%
In addition, we granted 110,555 time-based deferred stock units at a weighted average grant-date fair value of $282.48. In fiscal years 2020 and 2019, we granted 123,448 and 169,666 time-based deferred stock units at a weighted average grant-date fair value of $230.92 and $168.68, respectively.
A summary of deferred stock unit activity in fiscal year 2021 is presented below:

	Shares (000)	Weighted Average Grant-Date Fair Value
Deferred stock units outstanding at 30 September 2020	926	$181.14
Granted	188	261.95
Paid out	(330)	185.33
Forfeited	(17)	241.55
Adjusted	87	161.64
Deferred stock units outstanding at 30 September 2021	854	$194.12
Cash payments made for deferred stock units totaled $5.2, $4.8, and $1.9 in fiscal years 2021, 2020, and 2019, respectively. As of 30 September 2021, there was $47.0 of unrecognized compensation cost related to deferred stock units. This cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of deferred stock units paid out during fiscal years 2021, 2020, and 2019, including shares vested in prior periods, was $88.0, $65.4, and $19.2, respectively.

Stock Options
We have granted awards of options to purchase common stock to executives and selected employees. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years and remain exercisable for ten years from the date of grant. As of 30 September 2021, there was no unrecognized compensation cost as all stock option awards were fully vested.
A summary of stock option activity in fiscal year 2021 is presented below:

	Shares (000)	Weighted Average Exercise Price
Stock options outstanding and exercisable at 30 September 2020	941	$96.95
Exercised	(140)	80.63
Stock options outstanding and exercisable at 30 September 2021	801	$99.79
The weighted average remaining contractual term of stock options outstanding and exercisable at 30 September 2021 was 1.9 years. The aggregate intrinsic value of these stock options was $125, which represents the amount by which our closing stock price of $256.11 as of 30 September 2021 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable. The intrinsic value of stock options exercised during fiscal years 2021, 2020, and 2019 was $29.0, $65.7, and $87.2, respectively.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement, which is either on a straight-line or graded-vesting basis. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement.
Cash received from option exercises during fiscal year 2021 was $10.6. The total tax benefit realized from stock option exercises in fiscal year 2021 was $6.8, of which $6.5 was the excess tax benefit.
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2018	($37.6)	($1,009.8)	($694.5)	($1,741.9)
Other comprehensive loss before reclassifications	(44.1)	(356.2)	(326.2)	(726.5)
Amounts reclassified from AOCL	12.3	(2.6)	63.2	72.9
Net current period other comprehensive loss	($31.8)	($358.8)	($263.0)	($653.6)
Amount attributable to noncontrolling interests	(8.0)	(11.7)	(0.2)	(19.9)
Balance at 30 September 2019	($61.4)	($1,356.9)	($957.3)	($2,375.6)
Other comprehensive income (loss) before reclassifications	43.5	233.4	(68.2)	208.7
Amounts reclassified from AOCL	(57.7)	—	82.5	24.8
Net current period other comprehensive income (loss)	($14.2)	$233.4	$14.3	$233.5
Amount attributable to noncontrolling interest	(21.1)	19.3	(0.2)	(2.0)
Balance at 30 September 2020	($54.5)	($1,142.8)	($942.8)	($2,140.1)
Other comprehensive income before reclassifications	3.3	267.3	274.3	544.9
Amounts reclassified from AOCL	43.5	—	74.6	118.1
Net current period other comprehensive income	$46.8	$267.3	$348.9	$663.0
Amount attributable to noncontrolling interest	20.6	18.3	(0.1)	38.8
Balance at 30 September 2021	($28.3)	($893.8)	($593.8)	($1,515.9)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

Fiscal Year Ended 30 September	2021	2020	2019
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	($0.6)	($0.2)	$0.4
Cost of sales	(0.3)	(0.8)	0.2
Other income (expense), net	—	—	(3.0)
Interest expense	3.5	2.8	14.7
Other non-operating income (expense), net(A)	40.9	(59.5)	—
Total (Gain) Loss on Cash Flow Hedges, net of tax	$43.5	($57.7)	$12.3

Currency Translation Adjustment(B)	$—	$—	($2.6)

Pension and Postretirement Benefits, net of tax(C)	$74.6	$82.5	$63.2
(A)The fiscal years 2021 and 2020 impacts include amortization of the excluded component and the effective portion of the related hedges.
(B)The fiscal year 2019 impact relates to a net gain on the exchange of two equity affiliates with a joint venture partner. Refer to Note 3, Acquisitions, for additional information.
(C)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 15, Retirement Benefits, for additional information.
20. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

Fiscal Year Ended 30 September	2021	2020	2019
Numerator
Net income from continuing operations	$2,028.8	$1,901.0	$1,760.0
Net income (loss) from discontinued operations	70.3	(14.3)	—
Net Income Attributable to Air Products	$2,099.1	$1,886.7	$1,760.0

Denominator (in millions)
Weighted average common shares — Basic	221.6	221.2	220.3
Effect of dilutive securities
Employee stock option and other award plans	0.9	1.1	1.3
Weighted average common shares — Diluted	222.5	222.3	221.6

Per Share Data*
Basic EPS from continuing operations	$9.16	$8.59	$7.99
Basic EPS from discontinued operations	0.32	(0.06)	—
Basic EPS Attributable to Air Products	$9.47	$8.53	$7.99
Diluted EPS from continuing operations	$9.12	$8.55	$7.94
Diluted EPS from discontinued operations	0.32	(0.06)	—
Diluted EPS Attributable to Air Products	$9.43	$8.49	$7.94
*EPS is calculated independently for each component and may not sum to total EPS due to rounding.

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised, and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. To the extent they would have been dilutive, the incremental shares, or the difference between shares assumed to be issued versus purchased, are included in the denominator of the diluted EPS calculation. There were no antidilutive outstanding share-based awards in fiscal years 2021, 2020 and 2019.
21. INCOME TAXES
The table below summarizes income from U.S. and foreign operations before taxes:

	2021	2020	2019
United States income	$924.6	$943.7	$723.3
Foreign income	1,288.7	1,215.3	1,350.8
Equity affiliates' income	294.1	264.8	215.4
Income from continuing operations before taxes	$2,507.4	$2,423.8	$2,289.5
The table below details the components of our income tax provision:

	2021	2020	2019
Current Tax Provision
Federal	$85.6	$26.9	$163.7
State	28.4	23.8	23.3
Foreign	254.8	262.7	235.5
Total current tax provision	368.8	313.4	422.5
Deferred Tax Provision
Federal	54.7	108.8	9.7
State	(0.1)	(3.6)	2.4
Foreign	39.4	59.8	45.5
Total deferred tax provision	94.0	165.0	57.6
Total income tax provision	$462.8	$478.4	$480.1
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $383.8, $379.9, and $324.3 in fiscal years 2021, 2020, and 2019, respectively. Fiscal year 2021 reflects an income tax refund of $6.7 that is related to cash provided by discontinued operations.

India Finance Act 2020
On 27 March 2020, the Indian government passed Finance Act 2020 (the "India Finance Act"), which amended rules regarding the taxation of dividends declared and distributed by Indian companies. Under the India Finance Act, future dividends declared or distributed by an Indian company are no longer subject to dividend distribution tax. Instead, any non-resident recipient is subject to a withholding tax. Our income tax provision for the fiscal year ended 30 September 2020 reflected an expense of $20.3 for estimated withholding taxes that we may incur on future dividends related to INOX Air Products Private Limited ("INOX"), an equity affiliate investment in our Industrial Gases – Asia segment. Additionally, we recorded a benefit of $33.8 within "Equity affiliates' income" for our share of accumulated dividend distribution taxes released with respect to INOX.
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act” or "Tax Reform"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. Our consolidated income statements reflect a discrete net income tax expense of $43.8 in fiscal year 2019 related to impacts of the Tax Act. The net expense included the reversal of a non-recurring $56.2 benefit initially recorded in fiscal year 2018 related to the U.S. taxation of deemed foreign dividends, which was eliminated by regulations issued in fiscal year 2019. The reversal in 2019 was partially offset by a benefit of $12.4 to reduce the total expected costs of the deemed repatriation tax.
As of 30 September 2021, the remaining liability for the deemed repatriation tax is $177.7, $157.1 of which is presented within noncurrent liabilities on our consolidated balance sheets. We are paying this obligation in installments over five remaining years.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is provided below:

(Percent of income before taxes)	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.9	0.6	1.0
Income from equity affiliates	(2.5)	(2.3)	(2.0)
Foreign tax differentials	0.5	0.1	1.0
Tax on foreign repatriated earnings	0.7	0.9	0.1
Share-based compensation	(0.7)	(0.8)	(0.6)
Tax reform repatriation	—	—	1.9
Other	(1.4)	0.2	(1.4)
Effective Tax Rate	18.5%	19.7%	21.0%
Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates that are different than the U.S. federal statutory rate and include tax holidays and incentives. Our income tax holidays relate to operations in jurisdictions that provide reduced income tax rates for certain qualifying activities and are conditional upon us meeting certain operating thresholds. The impact of these tax holidays decreased income tax expense by $26.9 ($0.12 per share) in fiscal year 2020, primarily related to a preferential tax rate in China that is effective until 31 December 2030. This includes the impact of remeasurement of the deferred tax assets and liabilities in 2020 due to an extension of the holiday period in China. The impact of tax holidays in fiscal years 2021 and 2019 was not material.
Tax on foreign repatriated earnings includes benefits and costs related to U.S. and foreign taxation on the current and future repatriation of foreign earnings and a U.S. benefit for related foreign tax credits. The effective tax rate in 2020 reflects impacts from the India Finance Act 2020 discussed above. In addition, the Tax Act included new provisions related to the taxation of foreign operations, known as Global Intangible Low Tax Income (“GILTI”). We have elected as an accounting policy to account for GILTI as a period cost when incurred.
Share-based compensation reflects the impact from recognition of $17.0, $20.0, and $14.6 of excess tax benefits in our provision for income taxes during fiscal years 2021, 2020, and 2019, respectively.

In fiscal year 2021, other includes net tax benefits of $21.5, including interest, resulting from the release of U.S. unrecognized tax benefits upon expiration of the statute of limitations on uncertain tax positions taken in prior years.
Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities are as follows:

30 September	2021	2020
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$69.4	$209.0
Tax loss carryforwards	120.9	112.6
Tax credits and other tax carryforwards	27.3	40.3
Reserves and accruals	74.5	67.0
Currency losses	30.4	30.4
Other	44.0	64.6
Valuation allowance	(97.6)	(95.0)
Deferred Tax Assets	268.9	428.9
Gross Deferred Tax Liabilities
Plant and equipment	1,171.8	1,110.9
Unremitted earnings of foreign entities	69.1	58.7
Partnership and other investments	15.3	19.3
Intangible assets	86.2	83.6
Other	7.2	3.9
Deferred Tax Liabilities	1,349.6	1,276.4
Net Deferred Income Tax Liability	$1,080.7	$847.5
Deferred tax assets and liabilities are included within the consolidated balance sheets as follows:

	2021	2020
Deferred Tax Assets
Other noncurrent assets	$100.2	$115.1
Deferred Tax Liabilities
Deferred income taxes	1,180.9	962.6
Net Deferred Income Tax Liability	$1,080.7	$847.5
Deferred tax liabilities related to plant and equipment increased due to the impact of accelerated tax depreciation deductions in excess of book depreciation primarily in the United States. Deferred tax assets related to retirement benefits and compensation accruals are impacted by changes in plan assets and benefit obligations that have been recognized in other comprehensive income. This balance decreased primarily due to higher than expected asset returns and higher discount rates. Deferred tax assets related to tax credits and other tax carryforwards decreased primarily due to the utilization of tax credits against our income tax liabilities.
As of 30 September 2021, we had the following deferred tax assets for certain tax credits:

Jurisdiction	Gross Tax Asset	Expiration Period
U.S. State	$2.2	2022 - 2035
U.S. Federal	2.1	2027 - 2031
Foreign	27.5	2022 - 2041; Indefinite
Of the $27.5 foreign tax credits, $14.2 have indefinite carryforward periods.

As of 30 September 2021, we had the following loss carryforwards:

Jurisdiction	Gross Loss Carryforward	Expiration Period
U.S. State Net Operating Loss	$318.8	2022 - 2040
U.S. Federal Capital Loss	26.5	2025
Foreign Net Operating Loss	258.8	2022 - 2036; Indefinite
Foreign Capital Loss	221.6	Indefinite
Of the $258.8 of foreign net operating loss carryforwards, $111.5 have indefinite carryforward periods.
The valuation allowance was $97.6 and $95.0 as of 30 September 2021 and 2020, respectively. As of 30 September 2021, the balance primarily related to $35.1 of foreign credits and loss carryforwards as well as $55.4 related to foreign capital losses that were generated from the loss recorded on the exit from the Energy-from-Waste project in 2016. If events warrant the reversal of the valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax assets, net of existing valuation allowance, as of 30 September 2021.
We record income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. Such earnings may be subject to foreign withholding and other taxes. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $5.9 billion as of 30 September 2021. An estimated $540.4 in additional foreign withholding and other income taxes would be due if these earnings were remitted as dividends.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the unrecognized tax benefits, which excludes interest and penalties, is as follows:

	2021	2020	2019
Unrecognized tax benefits balance at beginning of year	$237.0	$231.7	$233.6
Additions for tax positions of the current year	14.5	7.6	7.8
Additions for tax positions of prior years	3.5	17.7	14.2
Reductions for tax positions of prior years	(8.2)	(4.1)	(14.7)
Settlements	(3.1)	(1.2)	(1.5)
Statute of limitations expiration	(104.6)	(14.0)	(3.9)
Foreign currency translation	1.2	(0.7)	(3.8)
Unrecognized tax benefits balance at end of year	$140.3	$237.0	$231.7
Of our unrecognized tax benefits as of 30 September 2021, $73.7 would impact the effective tax rate from continuing operations if recognized.
In fiscal year 2021, reserves for unrecognized tax benefits decreased $104.6 due to statute of limitation expirations. We released reserves of $65.6 related to the sale of our former Performance Materials Division (“PMD”), $8.2 associated with our former Energy-from-Waste business (“EfW”), and $27.5 for other reserves, including those associated with a tax election benefit related to a non-U.S. subsidiary in 2017. Upon release of the reserves related to PMD and EfW, we recorded income tax benefits of $51.8 and $8.2, respectively, as a component of discontinued operations. The PMD reserve was net of related deferred tax assets of $13.8. The release of other reserves of $27.5 was net of related deferred tax assets of $8.4 and resulted in an income tax benefit, including interest, of $21.5.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled ($0.2), $6.1, and $12.0 in fiscal years 2021, 2020, and 2019, respectively. Our 2021 expense reflects a benefit from the reversal of accrued interest on reserves released during the period. Our accrued balance for interest and penalties was $24.9 and $25.2 as of 30 September 2021 and 2020, respectively.

Income Tax Examinations
We are currently under examination in a number of tax jurisdictions. It is reasonably possible that a change in our unrecognized tax benefits may occur in fiscal year 2022 if any of these examinations are resolved during the next twelve months. However, quantification of an estimated range cannot be made as of the date of this report.
We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States – Federal	2018 - 2021
United States – State	2012 - 2021
Canada	2015 - 2021
Europe
France	2018 - 2021
Germany	2017 - 2021
Netherlands	2016 - 2021
Spain	2015 - 2021
United Kingdom	2018 - 2021
Asia
China	2011 - 2021
South Korea	2010 - 2021
Taiwan	2016 - 2021
Latin America
Chile	2018 - 2021
22. SUPPLEMENTAL INFORMATION

Other Receivables and Current Assets

30 September	2021	2020
Contract assets	$119.4	$55.9
Contract fulfillment costs	125.5	109.9
Derivative instruments	59.8	97.5
Current lease receivables	84.4	86.7
Other	161.8	132.9
Other receivables and current assets	$550.9	$482.9

Other Noncurrent Assets

30 September	2021	2020
Operating lease right-of-use assets	$566.2	$376.8
Pension benefits	219.2	26.5
Long-term deposits on plant and equipment	200.0	100.0
Deferred tax assets	100.2	115.1
Prepaid tax	75.0	19.3
Investments other than equity method	66.9	17.0
Derivative instruments	23.6	45.8
Other	255.4	242.6
Other noncurrent assets	$1,506.5	$943.1

Payables and Accrued Liabilities

30 September	2021	2020
Trade creditors	$736.8	$546.2
Contract liabilities	366.8	313.8
Dividends payable	332.1	296.2
Accrued payroll and employee benefits	221.2	196.8
Obligation for future contribution to an equity affiliate	150.0	94.4
Current lease obligations	78.6	70.7
Derivative instruments	68.8	50.9
Pension and postretirement benefits	25.6	17.9
Other	238.4	246.3
Payables and accrued liabilities	$2,218.3	$1,833.2

Other Noncurrent Liabilities

30 September	2021	2020
Operating lease liabilities	$503.4	$335.8
Asset retirement obligations	258.0	236.2
Pension benefits	255.3	614.2
Postretirement benefits	22.1	31.4
Long-term accrued income taxes related to U.S. tax reform	157.1	190.9
Contingencies related to uncertain tax positions	111.8	138.6
Environmental liabilities	68.5	73.6
Contract liabilities	58.4	57.9
Derivative instruments	52.7	34.7
Other	153.6	202.7
Other noncurrent liabilities	$1,640.9	$1,916.0
Related Party Transactions
Our consolidated income statements include sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $225, $335, and $410 for the fiscal years ended 30 September 2021, 2020, and 2019, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 September 2021 and 2020, our consolidated balance sheets included related party trade receivables of approximately $90 and $95, respectively.
In addition, refer to Note 14, Debt, for information concerning debt owed to related parties.
Facility Closures
During the second quarter of fiscal year 2021, we recorded a charge of $23.2 primarily for a noncash write-down of assets associated with a contract termination in the Industrial Gases – Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the fiscal year ended 30 September 2021 and was not recorded in segment results.
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

Company Headquarters Relocation Income (Expense)
During the second quarter of fiscal year 2020, we sold property at our former corporate headquarters located in Trexlertown, Pennsylvania, in anticipation of relocating our U.S. headquarters. We received net proceeds of $44.1 and recorded a gain of $33.8, which is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the fiscal year ended 30 September 2020. The gain was not recorded in the results of the Corporate and other segment.
Cost Reduction Actions
In fiscal year 2019, we recognized an expense of $25.5 for severance and other benefits associated with position eliminations. These actions were taken to drive cost synergies primarily within the Industrial Gases – EMEA and the Industrial Gases – Americas segments. The charge is reflected on our consolidated income statements as "Cost reduction actions" for the fiscal year ended 30 September 2019 and was not recorded in segment results.
23. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
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
As of 30 September 2021, our reporting segments are:
•Industrial Gases – Americas;
•Industrial Gases – EMEA (Europe, Middle East, and Africa);
•Industrial Gases – Asia;
•Industrial Gases – Global; and
•Corporate and other
On 4 November 2021, we announced the reorganization of our industrial gases segments effective 1 October 2021. Refer to Note 24, Subsequent Events, for additional information.
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
We supply gases to diversified customers in many industries, including those in refining, chemical, gasification, metals, electronics, manufacturing, and food and beverage, through a variety of supply modes. For additional information, refer to Note 4, Revenue Recognition.
Electricity is the largest cost component in the production of atmospheric gases. Steam methane reformers utilize natural gas as the primary raw material, and gasifiers use liquid and solid hydrocarbons as the principal raw material for the production of hydrogen, carbon monoxide, and syngas. We mitigate energy, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, and cost pass-through and tolling arrangements.
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
In addition to assets of the global businesses included in this segment, other assets include cash and cash items, short-term investments, deferred tax assets, and financial instruments.
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated revenues.
Accounting Policies
The accounting policies of the segments are the same as those described in Note 1, Major Accounting Policies. We evaluate the performance of segments based upon reported segment operating income.

Business Segment Information

	Industrial Gases– Americas	Industrial Gases– EMEA	Industrial Gases– Asia	Industrial Gases– Global	Corporate and other	Total
2021
Sales	$4,167.6	$2,444.9	$2,920.8	$511.0	$278.7	$10,323.0	(A)
Operating income (loss)	1,065.5	557.4	838.3	(60.6)	(132.8)	2,267.8	(B)
Depreciation and amortization	611.9	229.8	444.4	10.9	24.3	1,321.3
Equity affiliates' income	112.5	93.7	81.4	6.5	—	294.1	(B)
Expenditures for long-lived assets	909.6	371.3	792.3	112.6	278.4	2,464.2
Investments in net assets of and advances to equity affiliates	383.8	587.4	608.1	70.0	—	1,649.3
Total assets	7,092.5	4,353.2	7,627.1	648.4	7,138.0	26,859.2
2020
Sales	$3,630.7	$1,926.3	$2,716.5	$364.9	$217.9	$8,856.3	(A)
Operating income (loss)	1,012.4	473.3	870.3	(40.0)	(112.2)	2,203.8	(B)
Depreciation and amortization	559.5	195.9	399.4	9.6	20.6	1,185.0
Equity affiliates' income	84.3	74.8	61.0	10.9	—	231.0	(B)
Expenditures for long-lived assets	1,264.7	327.6	690.3	35.3	191.1	2,509.0
Investments in net assets of and advances to equity affiliates	310.9	535.2	539.7	46.4	—	1,432.2
Total assets	6,610.1	3,917.0	6,842.9	397.8	7,400.7	25,168.5
2019
Sales	$3,873.5	$2,002.5	$2,663.6	$261.0	$118.3	$8,918.9	(A)
Operating income (loss)	997.7	472.4	864.2	(11.7)	(152.8)	2,169.8	(B)
Depreciation and amortization	505.2	189.5	361.5	8.6	18.0	1,082.8
Equity affiliates' income	84.8	69.0	58.4	3.2	—	215.4	(B)
Expenditures for long-lived assets	545.8	216.3	1,105.5	33.8	88.3	1,989.7
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
Reconciliations to Consolidated Results
Operating Income
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2021	2020	2019
Total	$2,267.8	$2,203.8	$2,169.8
Facility closure	(23.2)	—	(29.0)
Cost reduction actions	—	—	(25.5)
Gain on exchange with joint venture partner	36.8	—	29.1
Company headquarters relocation income (expense)	—	33.8	—
Consolidated Operating Income	$2,281.4	$2,237.6	$2,144.4

Equity Affiliates' Income
The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2021	2020	2019
Total	$294.1	$231.0	$215.4
India Finance Act 2020	—	33.8	—
Consolidated Equity Affiliates' Income	$294.1	$264.8	$215.4
Geographic Information
Sales to External Customers

Fiscal Year Ended 30 September	2021	2020	2019
United States	$3,895.8	$3,359.6	$3,351.8
China	1,828.0	1,719.7	1,730.2
Other foreign operations	4,599.2	3,777.0	3,836.9
Total	$10,323.0	$8,856.3	$8,918.9

Long-Lived Assets(A)

30 September	2021	2020	2019
United States	$5,187.8	$4,633.9	$3,721.3
China	4,137.7	3,719.4	3,302.6
Other foreign operations	3,929.1	3,611.4	3,313.7
Total	$13,254.6	$11,964.7	$10,337.6
(A)Long-lived assets represents plant and equipment, net.
Geographic information is based on country of origin.
24. SUBSEQUENT EVENTS
Equity Affiliate Investment in Jazan Integrated Gasification and Power Company (“JIGPC”)
On 27 October 2021, we made an initial investment of $1.6 billion in Jazan Integrated Gasification and Power Company ("JIGPC"). JIGPC is a joint venture with Saudi Aramco Power Company (a subsidiary of Aramco), ACWA Power, and Air Products Qudra in the Jazan Economic City, Saudi Arabia. Our investment, which was made primarily in the form of shareholder loans, represents a 55% interest in the joint venture, of which 4% is attributable to the non-controlling partner of Air Products Qudra. Our $1.6 billion investment includes approximately $130 received from the non-controlling partner in September 2021. This cash receipt is reflected within “Investments by noncontrolling interests” on our consolidated statements of equity and cash flows for the fiscal year ended 30 September 2021.
We expect to make an additional investment in JIGPC of approximately $1 billion in 2023.
We determined JIGPC is a variable interest entity for which we are not the primary beneficiary. Therefore, we will account for our investment in JIGPC under the equity method within the Industrial Gases – Middle East segment, a new reporting segment in fiscal year 2022 as discussed below.
JIGPC Joint Venture
On 27 September 2021, JIGPC signed definitive agreements for the acquisition of $12 billion of assets from Aramco and related project financing for the purchase. JIGPC will complete the acquisition of the project assets, which include power blocks, gasifiers, air separation units, syngas cleanup assets, and utilities, in two phases. JIGPC will commission, operate, and maintain the project assets to supply electricity, steam, hydrogen and utilities to Aramco’s refinery and terminal complex under a 25-year agreement.

The first phase was completed on 27 October 2021 and included $7 billion of the assets. The second phase is expected to be funded and completed in 2023. JIGPC will account for the asset transfer as a financing, recording a financing receivable upon acquisition and recognizing financing income over the supply term.
Jazan Gas Project Company
Jazan Gas Project Company (“JGPC”), a joint venture between Air Products and ACWA Holding, entered into a 20-year oxygen and nitrogen supply agreement in 2015 to supply Aramco’s oil refinery and power plant in Jazan, Saudi Arabia. Air Products owns 26% of the joint venture. In October 2021, the supply agreement between JGPC and Aramco was terminated, and JGPC sold its air separation units to Aramco. We initially sold these assets to JGPC and deferred revenue and profit equal to our ownership percentage in the joint venture. With the termination of the supply agreement and sale of the air separation units complete, we will recognize the remaining deferred profit in equity affiliates’ income in the first quarter of fiscal year 2022.
Segment Reorganization
On 4 November 2021, we announced the reorganization of our industrial gases segments. Beginning in the first quarter of fiscal year 2022, we will report our results under the following five reporting segments:
•Industrial Gases – Americas;
•Industrial Gases – Asia;
•Industrial Gases – Europe;
•Industrial Gases – Middle East; and
•Corporate and other
The reorganization reflects the separation of our former Industrial Gases – EMEA segment into two separate reporting segments: Industrial Gases – Europe and Industrial Gases – Middle East. The results of an affiliate formerly reflected in the Industrial Gases – Asia segment will now be reported in the Industrial Gases – Middle East segment. Additionally, the results of our Industrial Gases – Global operating segment will be reflected in the Corporate and other segment. Except for the Corporate and other segment, each reporting segment will meet the definition of an operating segment and will not include the aggregation of multiple operating segments. Our Corporate and other segment will include the aggregation of three operating segments that meet the aggregation criteria under GAAP.
Beginning with our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022, segment results will be presented on a retrospective basis to reflect the reorganization.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 September 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 September 2021, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has evaluated the effectiveness of our internal control over financial reporting as of 30 September 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that, as of 30 September 2021, our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is provided under Part II, Item 8, of this Form 10-K.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of 30 September 2021. The Report of the Independent Registered Public Accounting Firm is provided under Part II, Item 8, of this Form 10-K.
Item 9B. Other Information.
M. Scott Crocco, the Company’s former Executive Vice President and Chief Financial Officer, retired from the Company effective 30 September 2021. In connection with Mr. Crocco’s retirement, the Company and Mr. Crocco entered into a project bonus and release agreement (the “Agreement”) on 18 November 2021. Pursuant to the Agreement, Mr. Crocco will receive a lump sum payment of $1,775,000 in recognition of his significant contributions toward achieving the October 2021 financial closing of the Jazan gasification project. The Agreement also contains a customary release of claims arising from or relating to Mr. Crocco’s service with the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item relating to our directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022. The information required by this item relating to our executive officers is set forth in Part I, Item 1 of this Form 10-K.
The information required by this item relating to our Audit and Finance Committee and our Audit and Finance Committee Financial Expert is incorporated herein by reference to the sections captioned “Board Structure–Standing Committees of the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
The information required by this item relating to our procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “The Board of Directors–Selection of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
The information required by this item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
We have adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our website at www.airproducts.com/company/governance/code-of-conduct.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Compensation of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections captioned "Information About Stock Ownership" and “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors–Director Independence” and “Board Practices, Processes and Policies–Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to the section captioned “Fees of Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 3 February 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The documents below are filed as a part of this report:

(1) Financial Statements.

The following is a list of the Consolidated Financial Statements of Air Products and Chemicals, Inc. and its subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	50
Consolidated Income Statements – Fiscal Years Ended 30 September 2021, 2020, and 2019	53
Consolidated Comprehensive Income Statements – Fiscal Years Ended 30 September 2021, 2020, and 2019	54
Consolidated Balance Sheets – 30 September 2021 and 2020	55
Consolidated Statements of Cash Flows – Fiscal Years Ended 30 September 2021, 2020, and 2019	56
Consolidated Statements of Equity – Fiscal Years Ended 30 September 2021, 2020, and 2019	57

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 114.
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

4.1
Indenture, dated as of 10 January 1995, between the Company and The Bank of New York Trust, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank Company, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed 19 January 1995, File No. 033-57357.)*

4.2
Indenture, dated as of 30 April 2020, between the Company and The Bank of New York Trust Company, N.A., as Trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed 30 April 2020.)*

4.3	Description of Securities.

(10)	Material Contracts.

10.1	Deferred Compensation Program for Directors, effective 7 October 2019. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended 31 December 2019.)*†

10.2	Amended and Restated Long-Term Incentive Plan of the Company effective 1 October 2014. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 23 September 2014.)*†

10.2(a)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2020 awards. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2020.)*†

10.2(b)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2020 awards. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2020.)*†

10.3	Air Products and Chemicals, Inc. 2021 Long-Term Incentive Plan. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-252722) filed on 4 February 2021.)*†

10.3(a)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2020.)*†

10.3(b)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2020.)*†

10.4
Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 November 2017 with provisions effective 1 January 2018. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.4(a)
Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 November 2017 with provisions effective 1 January 2018. (Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2018.)*†

INDEX TO EXHIBITS

Exhibit No.	Description

10.4(b)
Amendment No. 2 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2019. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.4(c)
Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2019. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2018.)*†

10.4(d)
Amendment No. 4 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 August 2019. (Filed as Exhibit 10.6D to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2019.)*†

10.4(e)
Amendment No. 5 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 August 2019. (Filed as Exhibit 10.6E to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2019.)*†

10.4(f)
Amendment No. 6 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 28 January 2021. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2021.)*†

10.4(g)
Amendment No. 7 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2020. (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended 31 March 2021.)*†

10.5
Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2014.)*†

10.5(a)
Amendment No. 1 dated as of 30 September 2015 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2015.)*†

10.5(b)
Amendment No. 2 dated as of 30 September 2016 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for fiscal year ended 30 September 2016.)*†

10.5(c)
Amendment No. 3 dated as of 26 July 2017 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2017.(Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

10.6	Deferred Compensation Plan as Amended and Restated effective 1 January 2018. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†
10.7
Air Products and Chemicals, Inc. Executive Separation Program as amended effective as of 20 July 2018. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2018.)*†

10.8	Form of Change in Control Severance Agreement for an Executive Officer. (filed as Exhibit 10.2 of the Company's Current Report on Form 8-K dated 23 September 2014.)*†

10.9
Amended and Restated Employment Agreement dated 14 November 2017, between the Company and Seifollah Ghasemi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed 14 November 2017.)*†

10.9(a)
Amendment to Employment Agreement, dated 21 May 2020, between Air Products and Chemicals, Inc. and Seifollah Ghasemi. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 21 May 2020.)*†

10.10
Senior Management Severance and Summary Plan Description effective as of 1 October 2017. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

INDEX TO EXHIBITS

Exhibit No.	Description
10.11	Compensation Programs for Nonemployee Directors effective 26 November 2019. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2019.)*†

10.12	Project Bonus and Release Agreement, dated 18 November 2021, between the Company and M. Scott Crocco.†

10.13	Revolving Credit Agreement dated as of 31 March 2021 for $2,500,000,000. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2021.)*

10.13(a)	Amendment to the Revolving Credit Agreement dated as of 29 September 2021.

(21)	Subsidiaries of the Registrant.

21.1	Subsidiaries of the Registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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

(32)	Section 1350 Certifications.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

(101)	Interactive Data Files.

101.INS	Inline XBRL Instance Document. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 001-04534 unless otherwise indicated.

†	Indicated management contract or compensatory arrangement.

††	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	18 November 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Seifi Ghasemi	18 November 2021
(Seifi Ghasemi) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Russell A. Flugel	18 November 2021
(Russell A. Flugel) Senior Vice President, Corporate Controller, and Principal Accounting Officer

*	18 November 2021
(Charles I. Cogut) Director

*	18 November 2021
(Lisa A. Davis) Director

*	18 November 2021
(Chad C. Deaton) Director

*	18 November 2021
(David H. Y. Ho) Director

Signature and Title	Date
*	18 November 2021
(Edward L. Monser) Director

*	18 November 2021
(Matthew H. Paull) Director

*	18 November 2021
(Wayne T. Smith) Director

*	Sean D. Major, Executive Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Sean D. Major
Sean D. Major
Executive Vice President, General Counsel and Secretary

Date:	18 November 2021