Form 10-Q
period 2021-12-31
AIR PRODUCTS & CHEMICALS INC /DE/
filed 2022-02-04
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2021 was 221,717,387.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2021

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
•our ability to develop, operate, and manage costs of large scale and technically complex projects, including gasification and hydrogen projects;
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
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended 30 September 2021. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars, except for share and per share data)	2021	2020
Sales	$2,994.2	$2,375.2
Cost of sales	2,223.6	1,632.4
Selling and administrative	232.8	202.7
Research and development	23.3	23.5
Other income (expense), net	8.5	22.5
Operating Income	523.0	539.1
Equity affiliates' income	147.8	69.3
Interest expense	30.5	36.7
Other non-operating income (expense), net	22.6	18.6
Income From Continuing Operations Before Taxes	662.9	590.3
Income tax provision	113.3	113.9
Income From Continuing Operations	549.6	476.4
Income from discontinued operations, net of tax	—	10.3
Net Income	549.6	486.7
Net (loss) income attributable to noncontrolling interests of continuing operations	(10.8)	4.7
Net Income Attributable to Air Products	$560.4	$482.0

Net Income Attributable to Air Products
Net income from continuing operations	$560.4	$471.7
Net income from discontinued operations	—	10.3
Net Income Attributable to Air Products	$560.4	$482.0

Per Share Data*
Basic EPS from continuing operations	$2.53	$2.13
Basic EPS from discontinued operations	—	0.05
Basic EPS Attributable to Air Products	$2.53	$2.18

Diluted EPS from continuing operations	$2.52	$2.12
Diluted EPS from discontinued operations	—	0.05
Diluted EPS Attributable to Air Products	$2.52	$2.17

Weighted Average Common Shares (in millions)
Basic	221.9	221.5
Diluted	222.6	222.6
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2021	2020
Net Income	$549.6	$486.7
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of $7.6 and ($24.2)	40.6	415.7
Net (loss) gain on derivatives, net of tax of ($11.1) and $2.7	(0.5)	13.8
Reclassification adjustments:
Derivatives, net of tax of $6.1 and ($0.8)	18.7	(1.3)
Pension and postretirement benefits, net of tax of $5.4 and $5.9	16.0	18.3
Total Other Comprehensive Income	74.8	446.5
Comprehensive Income	624.4	933.2
Net (Loss) Income Attributable to Noncontrolling Interests	(10.8)	4.7
Other Comprehensive Income Attributable to Noncontrolling Interests	11.2	19.7
Comprehensive Income Attributable to Air Products	$624.0	$908.8

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of dollars, except for share and per share data)	2021	2021
Assets
Current Assets
Cash and cash items	$2,953.7	$4,468.9
Short-term investments	728.6	1,331.9
Trade receivables, net	1,693.8	1,451.3
Inventories	487.2	453.9
Prepaid expenses	135.3	119.4
Other receivables and current assets	484.9	550.9
Total Current Assets	6,483.5	8,376.3
Investment in net assets of and advances to equity affiliates	3,329.2	1,649.3
Plant and equipment, at cost	28,101.0	27,488.8
Less: accumulated depreciation	14,476.3	14,234.2
Plant and equipment, net	13,624.7	13,254.6
Goodwill, net	923.3	911.5
Intangible assets, net	418.8	420.7
Noncurrent lease receivables	724.3	740.3
Other noncurrent assets	1,621.5	1,506.5
Total Noncurrent Assets	20,641.8	18,482.9
Total Assets	$27,125.3	$26,859.2
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,310.6	$2,218.3
Accrued income taxes	119.8	93.9
Short-term borrowings	112.9	2.4
Current portion of long-term debt	86.8	484.5
Total Current Liabilities	2,630.1	2,799.1
Long-term debt	6,893.1	6,875.7
Long-term debt – related party	285.2	274.6
Other noncurrent liabilities	1,731.7	1,640.9
Deferred income taxes	1,209.6	1,180.9
Total Noncurrent Liabilities	10,119.6	9,972.1
Total Liabilities	12,749.7	12,771.2
Commitments and Contingencies - See Note 11
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2022 and 2021 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,112.0	1,115.8
Retained earnings	15,905.2	15,678.3
Accumulated other comprehensive loss	(1,452.3)	(1,515.9)
Treasury stock, at cost (2022 - 27,738,197 shares; 2021 - 28,058,829 shares)	(1,989.2)	(1,987.9)
Total Air Products Shareholders’ Equity	13,825.1	13,539.7
Noncontrolling Interests	550.5	548.3
Total Equity	14,375.6	14,088.0
Total Liabilities and Equity	$27,125.3	$26,859.2
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of dollars)	2021	2020
Operating Activities
Net income	$549.6	$486.7
Less: Net (loss) income attributable to noncontrolling interests of continuing operations	(10.8)	4.7
Net income attributable to Air Products	560.4	482.0
Income from discontinued operations	—	(10.3)
Income from continuing operations attributable to Air Products	560.4	471.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	332.3	323.7
Deferred income taxes	15.7	47.6
Undistributed earnings of equity method investments	(117.3)	(10.8)
Gain on sale of assets and investments	(0.8)	(1.1)
Share-based compensation	15.8	9.8
Noncurrent lease receivables	21.8	21.9
Other adjustments	(49.4)	19.3
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(132.7)	(44.1)
Inventories	(33.7)	(9.9)
Other receivables	14.0	(30.1)
Payables and accrued liabilities	167.6	24.2
Other working capital	(8.5)	(47.5)
Cash Provided by Operating Activities	785.2	774.7
Investing Activities
Additions to plant and equipment, including long-term deposits	(663.8)	(664.2)
Acquisitions, less cash acquired	(34.6)	—
Investment in and advances to unconsolidated affiliates	(1,632.7)	(20.0)
Proceeds from sale of assets and investments	1.1	2.6
Purchases of investments	(727.4)	(158.5)
Proceeds from investments	1,331.9	855.0
Other investing activities	6.4	3.3
Cash (Used for) Provided by Investing Activities	(1,719.1)	18.2
Financing Activities
Long-term debt proceeds	51.6	—
Payments on long-term debt	(400.0)	(1.1)
Net increase in commercial paper and short-term borrowings	113.1	4.5
Dividends paid to shareholders	(332.1)	(296.2)
Proceeds from stock option exercises	13.3	1.6
Other financing activities	(31.0)	(15.9)
Cash Used for Financing Activities	(585.1)	(307.1)
Effect of Exchange Rate Changes on Cash	3.8	49.2
(Decrease) Increase in cash and cash items	(1,515.2)	535.0
Cash and Cash items – Beginning of year	4,468.9	5,253.0
Cash and Cash Items – End of Period	$2,953.7	$5,788.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended
	31 December 2021
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	560.4	—	—	560.4	(10.8)	549.6
Other comprehensive income	—	—	—	63.6	—	63.6	11.2	74.8
Dividends on common stock (per share $1.50)	—	—	(332.6)	—	—	(332.6)	—	(332.6)
Share-based compensation	—	14.1	—	—	—	14.1	—	14.1
Issuance of treasury shares for stock option and award plans	—	(18.1)	—	—	(1.3)	(19.4)	—	(19.4)
Investments by noncontrolling interests	—	—	—	—	—	—	3.6	3.6
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.2	(0.9)	—	—	(0.7)	0.1	(0.6)
Balance at 31 December 2021	$249.4	$1,112.0	$15,905.2	($1,452.3)	($1,989.2)	$13,825.1	$550.5	$14,375.6

	Three Months Ended
	31 December 2020
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	482.0	—	—	482.0	4.7	486.7
Other comprehensive income	—	—	—	426.8	—	426.8	19.7	446.5
Dividends on common stock (per share $1.34)	—	—	(296.5)	—	—	(296.5)	—	(296.5)
Share-based compensation	—	10.3	—	—	—	10.3	—	10.3
Issuance of treasury shares for stock option and award plans	—	(21.0)	—	—	4.0	(17.0)	—	(17.0)
Investments by noncontrolling interests	—	—	—	—	—	—	0.6	0.6
Other equity transactions	—	(1.1)	(0.7)	—	—	(1.8)	—	(1.8)
Balance at 31 December 2020	$249.4	$1,083.0	$15,060.5	($1,713.3)	($1,996.0)	$12,683.6	$388.3	$13,071.9
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
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2021 (the "2021 Form 10-K"). Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
COVID-19 Risks and Uncertainties
There continue to be many unknowns regarding COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, including the ongoing spread and severity of the virus and the pace of vaccine rollouts globally. Given the dynamic nature of these circumstances, uncertainty remains related to how the pandemic may affect our business, results of operations, and overall financial performance.
Major Accounting Policies
Refer to our 2021 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2022.
Segment Reorganization
We reorganized our reporting segments effective 1 October 2021. Prior year segment information presented has been updated to conform with the fiscal year 2022 presentation. Refer to Note 17, Business Segment Information, for additional information.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Government Assistance
In November 2021, the Financial Accounting Standards Board ("FASB") issued disclosure guidance to increase the transparency of transactions an entity has with a government that are accounted for by applying a grant or contribution accounting model. This guidance is effective beginning in fiscal year 2023, with early adoption permitted. We are evaluating the impact this guidance will have on our consolidated financial statements.
Acquired Revenue Contracts in a Business Combination
In October 2021, the FASB issued an update for the recognition of contract assets and liabilities acquired in a business combination. Rather than recognizing such items at fair value on the acquisition date, the acquirer would measure and recognize contract assets and liabilities in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contract. This guidance is effective beginning in fiscal year 2024, with early adoption permitted. We are evaluating the impact this guidance will have on our consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued an update to provide practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR"). The amendments may be applied to impacted contracts and hedges prospectively through 31 December 2022. To date, we have had no impacts on our hedging relationships related to reference rate reform. We will continue to evaluate the impact this guidance could have on our consolidated financial statements.

3. REVENUE RECOGNITION
The majority of our revenue is generated from our sale of gas customers within the regional industrial gases segments. We distribute gases through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. The Corporate and other segment serves our sale of equipment customers.
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reporting segments for the three months ended 31 December 2021 and 2020. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
Three Months Ended 31 December 2021
On-site	$797.6	$451.6	$325.6	$16.3	$—	$1,591.1	53%
Merchant	426.5	328.8	418.6	7.4	—	1,181.3	40%
Sale of Equipment	—	—	—	—	221.8	221.8	7%
Total	$1,224.1	$780.4	$744.2	$23.7	$221.8	$2,994.2	100%

Three Months Ended 31 December 2020
On-site	$541.3	$414.9	$176.5	$12.2	$—	$1,144.9	48%
Merchant	391.7	302.6	367.0	7.3	—	1,068.6	45%
Sale of Equipment	—	—	—	—	161.7	161.7	7%
Total	$933.0	$717.5	$543.5	$19.5	$161.7	$2,375.2	100%

Remaining Performance Obligations
As of 31 December 2021, the transaction price allocated to remaining performance obligations is estimated to be approximately $24 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		31 December	30 September
	Balance Sheet Location	2021	2021
Assets
Contract assets – current	Other receivables and current assets	$34.1	$119.4
Contract fulfillment costs – current	Other receivables and current assets	150.3	125.5
Liabilities
Contract liabilities – current	Payables and accrued liabilities	519.4	366.8
Contract liabilities – noncurrent	Other noncurrent liabilities	59.2	58.4
Changes to our contract balances primarily relate to our sale of equipment contracts. During the three months ended 31 December 2021, we recognized approximately $90 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2021.

4. DISCONTINUED OPERATIONS
In the first quarter of fiscal year 2021, we recorded a tax benefit of $10.3 primarily from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017. The benefit is reflected within "Income from discontinued operations, net of tax" on our consolidated income statement for the three months ended 31 December 2020. The settlement did not have an impact on our statement of cash flows for the first three months of fiscal year 2021.

5. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2021	2021
Finished goods	$158.5	$150.7
Work in process	25.7	24.0
Raw materials, supplies and other	303.0	279.2
Inventories	$487.2	$453.9

6. EQUITY AFFILIATES
Equity Affiliate Investment in Jazan Integrated Gasification and Power Company (“JIGPC”)
On 27 October 2021, we made an initial investment of $1.6 billion in Jazan Integrated Gasification and Power Company ("JIGPC"). JIGPC is a joint venture with Saudi Aramco Power Company (a subsidiary of Aramco), ACWA Power, and Air Products Qudra in the Jazan Economic City, Saudi Arabia. Our investment, which was made primarily in the form of shareholder loans, represents a 55% interest in the joint venture, of which 4% is attributable to the non-controlling partner of Air Products Qudra. Our $1.6 billion investment includes approximately $130 from the non-controlling partner.
We expect to make an additional investment in JIGPC of approximately $1 billion in 2023.
We determined JIGPC is a variable interest entity for which we are not the primary beneficiary as we do not have the power to direct the activities that are most significant to the economic performance of the joint venture. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Therefore, our investment in JIGPC has been accounted for under the equity method within the Middle East and India segment.
Pursuant to the joint venture agreement, cash distributions will include preferred distributions to some shareholders. We record our share of income considering current distributions and projections of cash available to Air Products over the life of the venture.
As of 31 December 2021, the carrying value of our investment totaled $1,696.1 and is presented as “Investments in and advances to equity affiliates” on our consolidated balance sheet. Our loss exposure is limited to our investment in the joint venture.
JIGPC Joint Venture
On 27 September 2021, JIGPC signed definitive agreements for the acquisition of project assets from Aramco for $12 billion and entered into related project financing for the purchase. JIGPC will complete the acquisition of the project assets, which include power blocks, gasifiers, air separation units, syngas cleanup assets, and utilities, in two phases. The first phase was completed on 27 October 2021 for $7 billion. The second phase is expected to be completed in 2023. JIGPC will commission, operate, and maintain the project assets to supply electricity, steam, hydrogen and utilities to Aramco’s refinery and terminal complex under a 25-year agreement, which commenced in the first quarter of fiscal year 2022.
JIGPC accounted for the asset transfer as a financing. Accordingly, the joint venture recorded a financing receivable upon acquisition and will recognize financing income over the supply term.

Jazan Gas Project Company
Jazan Gas Project Company (“JGPC”), a joint venture between Air Products and ACWA Holding, entered into a 20-year oxygen and nitrogen supply agreement in 2015 to supply Aramco’s oil refinery and power plant in Jazan, Saudi Arabia. We own 26% of the joint venture.
In October 2021, the supply agreement between JGPC and Aramco was terminated, and JGPC sold its air separation units to Aramco. We initially sold these assets to JGPC and deferred revenue and profit equal to our ownership percentage in the joint venture. With the termination of the supply agreement and sale of the air separation units complete, we recognized the remaining deferred profit, net of other project finalization costs, in equity affiliates’ income in the first quarter of fiscal year 2022.
As of 30 September 2021, our consolidated balance sheets included $94.4 reflected within "Payables and accrued liabilities" for our obligation to make equity contributions based on our proportionate share of advances received by the joint venture under an equity bridge loan. The joint venture utilized a portion of the proceeds from the sale of the air separation units to repay its outstanding debt, including the equity bridge loan. Accordingly, we recorded a noncash adjustment of $94.4 in the first quarter of fiscal year 2022 to reduce our obligation to zero with a corresponding reduction to the carrying value of our investment in the joint venture.

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2021 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net at 30 September 2021	$151.0	$184.3	$533.5	$8.0	$34.7	$911.5
Acquisitions(A)	—	—	17.0	—	—	17.0
Currency translation and other	(2.3)	0.8	(3.7)	—	—	(5.2)
Goodwill, net at 31 December 2021	$148.7	$185.1	$546.8	$8.0	$34.7	$923.3
(A)We recognized goodwill in the first quarter of fiscal year 2022 for expected cost synergies associated with a small business combination in Europe. The goodwill, which we do not expect to be deductible for tax purposes, is based on a preliminary purchase price allocation as of 31 December 2021.

	31 December	30 September
	2021	2021
Goodwill, gross	$1,234.6	$1,239.2
Accumulated impairment losses(A)	(311.3)	(327.7)
Goodwill, net	$923.3	$911.5
(A)Accumulated impairment losses include the impacts of currency translation. These losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment.
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2021 is 3.7 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2021		30 September 2021
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,601.8	0.5	$3,465.2	0.6
Net investment hedges	619.4	2.8	638.0	3.0
Not designated	319.7	0.1	692.6	0.1
Total Forward Exchange Contracts	$4,540.9	0.8	$4,795.8	0.8
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,306.9 million ($1,485.9) at 31 December 2021 and €1,297.5 million ($1,502.6) at 30 September 2021. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2021, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2021				30 September 2021
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$400.0	LIBOR	1.23%	4.6	$200.0	LIBOR	2.76%	0.1
Cross currency interest rate swaps (net investment hedge)	$214.4	4.34%	3.15%	2.0	$210.2	4.32%	3.14%	2.2
Cross currency interest rate swaps (cash flow hedge)	$1,032.8	4.97%	2.93%	2.5	$1,005.7	4.98%	2.93%	2.7
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$4.2	5.39%	3.54%	2.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 December	30 September	31 December	30 September
Balance Sheet Location	2021	2021	2021	2021
Current portion of long-term debt	$—	$400.5	$—	$0.5
Long-term debt	1,192.9	—	(2.0)	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	31 December	30 September	Balance Sheet	31 December	30 September
	Location	2021	2021	Location	2021	2021
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$40.4	$35.1	Payables and accrued liabilities	$52.0	$57.2
Interest rate management contracts	Other receivables and current assets	16.5	16.0	Payables and accrued liabilities	8.6	5.2
Forward exchange contracts	Other noncurrent assets	4.7	5.5	Other noncurrent liabilities	18.2	25.2
Interest rate management contracts	Other noncurrent assets	21.2	18.1	Other noncurrent liabilities	47.4	27.5
Total Derivatives Designated as Hedging Instruments		$82.8	$74.7		$126.2	$115.1
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	2.3	8.7	Payables and accrued liabilities	1.6	6.4
Total Derivatives Not Designated as Hedging Instruments		$2.3	$8.7		$1.6	$6.4
Total Derivatives		$85.1	$83.4		$127.8	$121.5
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended
	31 December
	2021	2020
Net Investment Hedging Relationships
Forward exchange contracts	$14.5	($35.9)
Foreign currency debt	27.6	(64.2)
Cross currency interest rate swaps	(2.3)	(14.2)
Total Amount Recognized in OCI	39.8	(114.3)
Tax effects	(9.8)	28.6
Net Amount Recognized in OCI	$30.0	($85.7)

	Three Months Ended
	31 December
	2021	2020
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($23.4)	$64.7
Forward exchange contracts, excluded components	(2.7)	(2.7)
Other(A)	14.5	(45.5)
Total Amount Recognized in OCI	(11.6)	16.5
Tax effects	11.1	(2.7)
Net Amount Recognized in OCI	($0.5)	$13.8
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020	2021	2020	2021	2020
Total presented in consolidated income statements that includes effects of hedging below	$2,994.2	$2,375.2	$2,223.6	$1,632.4	$30.5	$36.7	$22.6	$18.6

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.4	$0.1	($0.1)	($0.1)	$—	$—	$14.5	($51.6)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	1.3	2.8
Other:
Amount reclassified from OCI into income	—	—	—	—	1.4	1.4	7.3	45.3
Total (Gain) Loss Reclassified from OCI to Income	0.4	0.1	(0.1)	(0.1)	1.4	1.4	23.1	(3.5)
Tax effects	(0.1)	—	—	0.2	(0.5)	(0.5)	(5.5)	1.1
Net (Gain) Loss Reclassified from OCI to Income	$0.3	$0.1	($0.1)	$0.1	$0.9	$0.9	$17.6	($2.4)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($2.5)	($1.3)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	2.5	1.3	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2021	2020	2021	2020
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$1.1	$2.8	($0.6)	($1.3)
Other	—	—	0.1	0.5
Total (Gain) Loss Recognized in Income	$1.1	$2.8	($0.5)	($0.8)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2021 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $71.5 and $53.4 as of 31 December 2021 and 30 September 2021, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $48.0 and $38.1 as of 31 December 2021 and 30 September 2021, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2021		30 September 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$47.4	$47.4	$49.3	$49.3
Interest rate management contracts	37.7	37.7	34.1	34.1
Liabilities
Derivatives
Forward exchange contracts	$71.8	$71.8	$88.8	$88.8
Interest rate management contracts	56.0	56.0	32.7	32.7
Long-term debt, including current portion and related party	7,265.1	7,421.1	7,634.8	7,812.2
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2021				30 September 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$47.4	$—	$47.4	$—	$49.3	$—	$49.3	$—
Interest rate management contracts	37.7	—	37.7	—	34.1	—	34.1	—
Total Assets at Fair Value	$85.1	$—	$85.1	$—	$83.4	$—	$83.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$71.8	$—	$71.8	$—	$88.8	$—	$88.8	$—
Interest rate management contracts	56.0	—	56.0	—	32.7	—	32.7	—
Total Liabilities at Fair Value	$127.8	$—	$127.8	$—	$121.5	$—	$121.5	$—

10. RETIREMENT BENEFITS
The components of net periodic (benefit) cost for our defined benefit pension plans for the three months ended 31 December 2021 and 2020 were as follows:

	Pension Benefits
	2021		2020
Three Months Ended 31 December	U.S.	International	U.S.	International
Service cost	$4.6	$5.6	$5.4	$5.7
Interest cost	18.4	7.6	17.2	6.1
Expected return on plan assets	(42.1)	(17.7)	(48.6)	(20.2)
Prior service cost amortization	0.3	—	0.3	—
Actuarial loss amortization	16.7	3.9	19.7	4.6
Settlements	0.9	—	—	—
Other	—	0.8	—	0.3
Net Periodic (Benefit) Cost	($1.2)	$0.2	($6.0)	($3.5)

Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2022 and 2021 were not material. The non-service related impacts, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
For the three months ended 31 December 2021 and 2020, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $9.1 and $21.2, respectively. Total contributions for fiscal year 2022 are expected to be approximately $40 to $50. During fiscal year 2021, total contributions were $44.6.
During the three months ended 31 December 2021 and 2020, we recognized actuarial gain amortization of $0.4 for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $32 at 31 December 2021) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $32 at 31 December 2021) plus interest accrued thereon until final disposition of the proceedings.

Additionally, Winter Storm Uri, a severe winter weather storm in the U.S. Gulf Coast in February 2021, disrupted our operations and caused power and natural gas prices to spike significantly in Texas. We remain in litigation of a dispute regarding energy management services related to the impact of this event, and other disputes may arise from such power price increases. In addition, legislative action may affect power supply and energy management charges. While it is reasonably possible that we could incur additional costs related to power supply and energy management services in Texas related to the winter storm, it is too early to estimate potential losses, if any, given significant unknowns resulting from the unusual nature of this event.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2021 and 30 September 2021 included an accrual of $75.6 and $76.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $74 to a reasonably possible upper exposure of $88 as of 31 December 2021.
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
Pace
At 31 December 2021, $39.2 of the environmental accrual was related to the Pace facility.
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
During the second quarter of fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility. The review was completed in conjunction with requirements to maintain financial assurance per the Consent Order issued by the FDEP discussed below. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we will require near-term spending to install new groundwater recovery wells and ancillary equipment, in addition to future capital to consider the extended time horizon for remediation at the site. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in the second quarter of fiscal year 2020. There has been no change to the estimated exposure range related to the Pace facility since the second quarter of fiscal year 2020.

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
Piedmont
At 31 December 2021, $9.3 of the environmental accrual was related to the Piedmont site.
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
Pasadena
At 31 December 2021, $11.2 of the environmental accrual was related to the Pasadena site.
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

12. SHARE-BASED COMPENSATION
We have various share-based compensation programs, which include deferred stock units, stock options, and restricted stock. During the three months ended 31 December 2021, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units, the exercise of stock options, and the issuance of restricted stock awards. As of 31 December 2021, there were 1.3 million shares available for future grant under our Long-Term Incentive Plan ("LTIP").
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2021	2020
Before-tax share-based compensation cost	$16.8	$9.5
Income tax benefit	(4.1)	(2.3)
After-tax share-based compensation cost	$12.7	$7.2
Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2022 and 2021 was not material.
Deferred Stock Units
During the three months ended 31 December 2021, we granted 74,079 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2021 and ending 30 September 2024, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $427.23 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	30.5%
Risk-free interest rate	0.8%
Expected dividend yield	2.1%
In addition, during the three months ended 31 December 2021, we granted 94,892 time-based deferred stock units at a weighted average grant-date fair value of $285.92.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2021:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2021	($28.3)	($893.8)	($593.8)	($1,515.9)
Other comprehensive (loss) income before reclassifications	(0.5)	40.6	—	40.1
Amounts reclassified from AOCL	18.7	—	16.0	34.7
Net current period other comprehensive income	18.2	40.6	16.0	74.8
Amount attributable to noncontrolling interests	7.4	3.8	—	11.2
Balance at 31 December 2021	($17.5)	($857.0)	($577.8)	($1,452.3)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2021	2020
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	$0.3	$0.1
Cost of sales	(0.1)	0.1
Interest expense	0.9	0.9
Other non-operating income (expense), net	17.6	(2.4)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$18.7	($1.3)

Pension and Postretirement Benefits, net of tax(A)	$16.0	$18.3
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 10, Retirement Benefits, for additional information.

14. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	31 December
	2021	2020
Numerator
Net income from continuing operations	$560.4	$471.7
Net income from discontinued operations	—	10.3
Net Income Attributable to Air Products	$560.4	$482.0

Denominator (in millions)
Weighted average common shares — Basic	221.9	221.5
Effect of dilutive securities
Employee stock option and other award plans	0.7	1.1
Weighted average common shares — Diluted	222.6	222.6

Per Share Data*
Basic EPS from continuing operations	$2.53	$2.13
Basic EPS from discontinued operations	—	0.05
Basic EPS Attributable to Air Products	$2.53	$2.18

Diluted EPS from continuing operations	$2.52	$2.12
Diluted EPS from discontinued operations	—	0.05
Diluted EPS Attributable to Air Products	$2.52	$2.17
*EPS is calculated independently for each component and may not sum to total EPS due to rounding.
For the three months ended 31 December 2021 and 2020, there were no antidilutive outstanding share-based awards.

15. INCOME TAXES
Effective Tax Rate
Our effective tax rate was 17.1% and 19.3% for the three months ended 31 December 2021 and 2020, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $50.3 and $73.4 for the three months ended 31 December 2021 and 2020, respectively.

16. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology as well as interest income on advances to unconsolidated affiliates. Sales to and other income from related parties totaled approximately $80 and $50 for the three months ended 31 December 2021 and 2020, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2021 and 30 September 2021, our consolidated balance sheets included related party trade receivables of approximately $130 and $90, respectively.
We also have related party debt primarily for a loan with our joint venture partner, Lu’An Clean Energy Company, which partially funded the acquisition of their assets by a consolidated joint venture in 2018. Total related party debt, including the current portion, was $370.1 and $358.4 as of 31 December 2021 and 30 September 2021, respectively.
Changes in Estimates
Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates during the first three months of fiscal year 2022 for which the impact to operating income was not material. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
Debt Repayment
In November 2021, we repaid a 3.0% Senior Note of $400, plus interest, on its maturity date.
Lessee Accounting
During the three months ended 31 December 2021, we recorded noncash right-of-use asset additions of approximately $115, primarily for operating leases that had not yet commenced as of 30 September 2021.

17. BUSINESS SEGMENT INFORMATION
Our reporting segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. Effective 1 October 2021, we report our results under the following five reporting segments:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other
Except for the Corporate and other segment, each reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of three operating segments that meet the aggregation criteria under GAAP.
Segment Reorganization
The segment results presented below reflect the segment reorganization announced on 4 November 2021. The reorganization included the separation of our former Industrial Gases – EMEA (Europe, Middle East, and Africa) segment into two separate reporting segments: (1) Europe and (2) Middle East and India. The results of an affiliate formerly reflected in the Asia segment are now reported in the Middle East and India segment. Additionally, the results of our Industrial Gases – Global operating segment are reflected in the Corporate and other segment. The prior year information presented below has been updated to conform with the fiscal year 2022 presentation.
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 December 2021
Sales	$1,224.1	$780.4	$744.2	$23.7	$221.8	$2,994.2	(A)
Operating income (loss)	267.2	221.1	99.2	4.8	(69.3)	523.0
Depreciation and amortization	155.3	110.8	49.8	6.1	10.3	332.3
Equity affiliates' income	34.2	6.6	13.9	92.3	0.8	147.8
Three Months Ended 31 December 2020
Sales	$933.0	$717.5	$543.5	$19.5	$161.7	$2,375.2	(A)
Operating income (loss)	225.8	214.8	137.5	4.0	(43.0)	539.1
Depreciation and amortization	151.8	107.9	49.3	6.1	8.6	323.7
Equity affiliates' income	22.3	8.8	14.9	21.2	2.1	69.3
Total Assets
31 December 2021	$7,381.5	$7,619.0	$3,951.7	$2,482.4	$5,690.7	$27,125.3
30 September 2021	7,092.5	7,349.4	3,830.3	800.6	7,786.4	26,859.2
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2022 in Summary	29
First Quarter 2022 Results of Operations	31
Reconciliations of Non-GAAP Financial Measures	36
Liquidity and Capital Resources	40
Pension Benefits	43
Critical Accounting Policies and Estimates	43

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
Comparisons of our results of operations and liquidity and capital resources are for the first quarter of fiscal years 2022 and 2021. The disclosures provided in this quarterly report are complementary to those made in our Annual Report on Form 10-K for the fiscal year ended 30 September 2021, which was filed with the SEC on 18 November 2021.
We reorganized our reporting segments effective 1 October 2021. Prior year segment information presented has been updated to conform with the fiscal year 2022 presentation. Refer to Note 17, Business Segment Information, to the consolidated financial statements for additional information.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under “Reconciliations of Non-GAAP Financial Measures” beginning on page 36.
For information concerning activity with our related parties, refer to Note 16, Supplemental Information, to the consolidated financial statements.

FIRST QUARTER 2022 VS. FIRST QUARTER 2021
FIRST QUARTER 2022 IN SUMMARY
•Sales of $2,994.2 increased 26%, or $619.0, primarily due to higher energy and natural gas cost pass-through to customers, higher volumes, and positive pricing.
•Operating income of $523.0 decreased 3%, or $16.1, as higher costs, primarily driven by significant increases in energy and natural gas prices and related supply chain disruptions, were only partially offset by higher volumes and pricing actions. Operating margin of 17.5% decreased 520 basis points ("bp"), primarily due to higher energy and natural gas cost pass-through to customers.
•Equity affiliates' income of $147.8 increased 113%, or $78.5, primarily due to contributions from the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture and events related to completion of the first phase of the gasification and power project in late October 2021.
•Net income of $549.6 increased 13%, or $62.9, and net income margin of 18.4% decreased 210 bp.
•Adjusted EBITDA of $1,003.1 increased 8%, or $71.0, and adjusted EBITDA margin of 33.5% decreased 570 bp.
•Diluted EPS of $2.52 increased 19%, or $0.40 per share. A summary table of changes in diluted EPS is presented below. There were no non-GAAP adjustments to diluted EPS in the first quarter of fiscal years 2022 or 2021.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	31 December		Increase
	2021	2020	(Decrease)
Total Diluted EPS	$2.52	$2.17	$0.35
Less: Diluted EPS from income from discontinued operations	—	0.05	(0.05)
Diluted EPS From Continuing Operations	$2.52	$2.12	$0.40
Operating Impacts
Underlying business
Volume			$0.19
Price, net of variable costs			(0.04)
Other costs			(0.21)
Total Operating Impacts			($0.06)
Other Impacts
Equity affiliates' income			$0.29
Interest expense			0.02
Other non-operating income (expense), net			0.01
Change in effective tax rate			0.07
Noncontrolling interests			0.07
Total Other Impacts			$0.46
Total Change in Diluted EPS From Continuing Operations			$0.40

Our diluted earnings per share was favorably impacted by contributions from the new JIGPC joint venture and related events. Equity affiliates' income includes two months of the ongoing contribution from our 55% interest in JIGPC, of which 4% is attributable to the non-controlling partner of Air Products Qudra. We also began recognizing interest income on shareholder loans associated with the joint venture that is reflected within "Other non-operating (income) expense, net."
Upon completion of the first phase of the gasification and power project, we also recognized a net benefit from the recognition of previously deferred profits, net of other project finalization costs, related to the existing Jazan Gas Project Company joint venture within "Equity affiliates' income." Our non-controlling partner's share of the project finalization costs favorably impacted EPS within "Noncontrolling interests." The total net benefit from this event was approximately $0.20 per share.

FIRST QUARTER 2022 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 December
	2021	2020	$ Change	Change
GAAP Measures
Sales	$2,994.2	$2,375.2	$619.0	26%
Operating income	523.0	539.1	(16.1)	(3%)
Operating margin	17.5%	22.7%		(520)	bp
Equity affiliates’ income	$147.8	$69.3	$78.5	113%
Net income	549.6	486.7	62.9	13%
Net income margin	18.4%	20.5%		(210)	bp
Non-GAAP Measures
Adjusted EBITDA	$1,003.1	$932.1	$71.0	8%
Adjusted EBITDA margin	33.5%	39.2%		(570)	bp

Sales % Change from Prior Year
Volume	8%
Price	5%
Energy and natural gas cost pass-through	14%
Currency	(1%)
Total Consolidated Sales Change	26%

Sales of $2,994.2 increased 26%, or $619.0, due to higher energy and natural gas cost pass-through to customers of 14%, higher volumes of 8%, and positive pricing of 5%, partially offset by unfavorable currency impacts of 1%. Energy and natural gas costs were significantly higher versus the prior year, particularly in Europe and North America. Contractual provisions associated with our on-site business, which represents approximately half our total company sales, allow us to pass these costs through to our customers. Volume growth was driven by new assets, higher demand for hydrogen and merchant products, and higher activity in our sale of equipment businesses. Continued focus on pricing actions in our merchant businesses, including those intended to recover the escalating energy costs, resulted in price improvement in our three largest segments, Americas, Asia, and Europe, and in most major product lines. The unfavorable currency impact was primarily driven by weakening of the Euro against the U.S. Dollar.
Cost of Sales and Gross Margin
Cost of sales of $2,223.6 increased 36%, or $591.2, due to higher energy and natural gas cost pass-through to customers of $320, higher costs associated with sales volumes of $149, and unfavorable costs of $140, partially offset by favorable currency impacts of $18. The unfavorable cost impact included higher operating and distribution costs driven by energy-related supply chain challenges. Gross margin of 25.7% decreased 560 bp from 31.3% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers and unfavorable costs, partially offset by the positive impact of our pricing actions.
Selling and Administrative
Selling and administrative expense of $232.8 increased 15%, or $30.1, primarily driven by higher spending for business development resources to support our growth strategy and higher incentive compensation. Selling and administrative expense as a percentage of sales decreased to 7.8% from 8.5% in the prior year.
Research and Development
Research and development expense of $23.3 decreased 1%, or $0.2. Research and development expense as a percentage of sales decreased to 0.8% from 1.0% in the prior year.

Other Income (Expense), Net
Other income of $8.5 decreased 62%, or $14.0, primarily due to the settlement of a supply contract in the prior year.
Operating Income and Operating Margin
Operating income of $523.0 decreased 3%, or $16.1. Unfavorable costs of $58 were primarily attributable to higher operating and distribution costs associated with energy-related supply chain challenges and the prior year settlement of a supply contract. Price, net of power and fuel costs, reduced operating income by $10 as the escalating power costs were largely offset by our pricing actions. These factors were partially offset by higher volumes of $51.
Operating margin of 17.5% decreased 520 bp from 22.7% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which increases sales but not operating income, and higher operating costs.
Equity Affiliates' Income
Equity affiliates' income of $147.8 increased 113%, or $78.5, and included the first two months of results from our new investment in the JIGPC joint venture. Additionally, we recognized the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs. Refer to Note 6, Equity Affiliates, to the consolidated financial statements for additional information.
Interest Expense

	Three Months Ended
	31 December
	2021	2020
Interest incurred	$41.0	$42.3
Less: Capitalized interest	10.5	5.6
Interest expense	$30.5	$36.7
Interest incurred decreased 3%, or $1.3, primarily driven by a lower debt balance. Capitalized interest increased 88%, or $4.9, due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $22.6 increased 22.0%, or $4.0. In fiscal year 2022, we recorded interest income on shareholder loans associated with the new JIGPC joint venture. This impact was partially offset by lower non-service pension income recorded in the current year, primarily due to lower expected return on plan assets for the U.S. salaried pension plan and the U.K. pension plan.
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
Net Income and Net Income Margin
Net income of $549.6 increased 13%, or $62.9, primarily due to higher equity affiliates' income and favorable volumes. These factors were partially offset by higher costs, including energy costs that were only partially recovered by our pricing actions and the prior year settlement of a supply contract. Additionally, the prior year included net income from discontinued operations of $10.3. Net income margin of 18.4% decreased 210 bp from 20.5% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which decreased margin by approximately 200 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,003.1 increased 8%, or $71.0, primarily due to higher equity affiliates' income and favorable volumes. These factors were partially offset by higher costs, including energy costs that were only partially recovered by our pricing actions and the prior year settlement of a supply contract. Adjusted EBITDA margin of 33.5% decreased 570 bp from 39.2% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which decreased margin by approximately 450 bp.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. Our effective tax rate was 17.1% and 19.3% for the three months ended 31 December 2021 and 2020, respectively. The current year rate was lower primarily due to higher equity affiliates' income, which includes the results from the new JIGPC joint venture as well as recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs. Refer to Note 6, Equity Affiliates, to the consolidated financial statements for additional information. Equity affiliates' income is included net of income taxes within income from continuing operations on our consolidated income statements.
Our first quarter results include higher tax benefits from share-based compensation exercises and vesting. Because many of our share-based compensation grants vest in December, the tax benefits from these awards typically have a larger impact on our first quarter effective tax rate compared to other periods.
Segment Analysis
Americas

	Three Months Ended
	31 December
	2021	2020	$ Change	% Change
Sales	$1,224.1	$933.0	$291.1	31%
Operating income	267.2	225.8	41.4	18%
Operating margin	21.8%	24.2%		(240) bp
Equity affiliates’ income	$34.2	$22.3	$11.9	53%
Adjusted EBITDA	456.7	399.9	56.8	14%
Adjusted EBITDA margin	37.3%	42.9%		(560) bp

Sales % Change from Prior Year
Volume	8%
Price	3%
Energy and natural gas cost pass-through	20%
Currency	—%
Total Americas Sales Change	31%

Sales of $1,224.1 increased 31%, or $291.1, due to higher energy and natural gas cost pass-through to customers of 20%, favorable volumes of 8%, and positive pricing of 3%. Energy and natural gas cost pass through to customers was higher primarily due to natural gas prices. Favorable volumes were driven by higher demand for hydrogen and merchant products. The pricing improvement was attributable to pricing actions in our merchant business, which more than offset power cost increases in the region. Currency was flat versus the prior year.
Operating income of $267.2 increased 18%, or $41.4, due to higher volumes of $27, positive pricing, net of power and fuel costs, of $9, and favorable operating costs of $5, primarily driven by lower maintenance activities. We expect maintenance activities to increase in future quarters. Operating margin of 21.8% decreased 240 bp from 24.2% in the prior year primarily due to higher energy and natural gas cost pass-through to our on-site customers, which negatively impacted margin by approximately 350 basis points, partially offset by a favorable impact from volumes of approximately 100 bp.
Equity affiliates’ income of $34.2 increased 53%, or $11.9, primarily driven by higher income from affiliates in Mexico.

Asia

	Three Months Ended
	31 December
	2021	2020	$ Change	% Change
Sales	$780.4	$717.5	$62.9	9%
Operating income	221.1	214.8	6.3	3%
Operating margin	28.3%	29.9%		(160) bp
Equity affiliates’ income	$6.6	$8.8	($2.2)	(25%)
Adjusted EBITDA	338.5	331.5	7.0	2%
Adjusted EBITDA margin	43.4%	46.2%		(280) bp

Sales % Change from Prior Year
Volume	4%
Price	3%
Energy and natural gas cost pass-through	—%
Currency	2%
Total Asia Sales Change	9%

Sales of $780.4 increased 9%, or $62.9, due to higher volumes of 4%, positive pricing of 3%, and favorable currency of 2%. Higher volumes were primarily attributable to new on-site plants across the region. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi against the U.S. Dollar. Energy and natural gas cost pass-through to customers was flat versus the prior year.
Operating income of $221.1 increased 3%, or $6.3, due to higher volumes of $20, positive pricing, net of power and fuel costs, of $4, and favorable currency of $3, partially offset by higher operating costs of $21, including inflation and higher supply chain costs. Operating margin of 28.3% decreased 160 bp from 29.9% in the prior year, primarily due to the higher operating costs, partially offset by favorable volumes.
Equity affiliates’ income of $6.6 decreased 25%, or $2.2, primarily due to lower income from affiliates in Thailand.
Europe

	Three Months Ended
	31 December
	2021	2020	$ Change	% Change
Sales	$744.2	$543.5	$200.7	37%
Operating income	99.2	137.5	(38.3)	(28%)
Operating margin	13.3%	25.3%		(1,200)	bp
Equity affiliates’ income	$13.9	$14.9	($1.0)	(7%)
Adjusted EBITDA	162.9	201.7	(38.8)	(19%)
Adjusted EBITDA margin	21.9%	37.1%		(1,520)	bp

Sales % Change from Prior Year
Volume	5%
Price	9%
Energy and natural gas cost pass-through	27%
Currency	(4%)
Total Europe Sales Change	37%

Sales of $744.2 increased 37%, or $200.7, due to higher energy and natural gas cost pass-through to customers of 27%, higher pricing of 9%, and higher volumes of 5%, partially offset by unfavorable currency impacts of 4%. Energy and natural gas cost pass-through to customers was significantly higher due to continued energy cost escalation throughout the quarter, which we are contractually able to pass through to our on-site customers. We improved pricing across all major merchant product lines, including ongoing actions to recover the higher energy costs. Volumes improved primarily due to higher demand for hydrogen and merchant products. The unfavorable currency impacts were primarily driven by the weakening of the Euro against the U.S. Dollar.
Operating income of $99.2 decreased 28%, or $38.3, primarily due to higher power and fuel costs that exceeded our pricing actions by $19 and unfavorable operating costs of $16, including energy-related supply chain challenges that increased costs for plant operations and distribution. Operating margin of 13.3% decreased 1,200 bp from 25.3% in the prior year. Higher energy and natural gas cost pass-through to our on-site customers negatively impacted margin by approximately 500 bp. Higher power costs that were not fully offset by pricing actions in our merchant business negatively impacted margin by approximately 400 bp.
Equity affiliates’ income of $13.9 decreased 7%, or $1.0, primarily due to lower income from an affiliate in Italy.
Middle East and India

	Three Months Ended
	31 December
	2021	2020	$ Change	% Change
Sales	$23.7	$19.5	$4.2	22%
Operating income	4.8	4.0	0.8	20%
Equity affiliates' income	92.3	21.2	71.1	335%
Adjusted EBITDA	103.2	31.3	71.9	230%

Sales of $23.7 increased 22%, or $4.2, and operating income of $4.8 increased 20%, or $0.8, primarily due to a new plant in India. Equity affiliates' income of $92.3 increased $71.1, primarily due to income associated with the new JIGPC joint venture as well as recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs.
Corporate and other
The Corporate and other segment includes sales of cryogenic and gas processing equipment for air separation as well as our liquefied natural gas ("LNG"), turbo machinery equipment and services, and distribution sale of equipment businesses. The results of this segment also include centralized global management costs and corporate support functions that benefit all segments as well as income and expense not directly associated with the other segments, such as foreign exchange gains and losses.

	Three Months Ended
	31 December
	2021	2020	$ Change	% Change
Sales	$221.8	$161.7	$60.1	37%
Operating loss	(69.3)	(43.0)	(26.3)	(61%)
Adjusted EBITDA	(58.2)	(32.3)	(25.9)	(80%)

Sales of $221.8 increased 37%, or $60.1, primarily due to higher sale of equipment project activity. Despite higher sales, operating loss of $69.3 increased 61%, or $26.3, as higher corporate support costs and the prior year benefit from the settlement of a supply contract were only partially offset by the higher sale of equipment activity.

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

ADJUSTED DILUTED EPS
There were no non-GAAP adjustments in the first quarter of fiscal years 2022 or 2021 that impacted diluted EPS.
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

	Three Months Ended 31 December
Q1 2022 vs. Q1 2021	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2022 GAAP	$523.0	$147.8	$113.3	$560.4	$2.52
No non-GAAP adjustments	—	—	—	—	—
2022 Non-GAAP ("Adjusted")	$523.0	$147.8	$113.3	$560.4	$2.52

2021 GAAP	$539.1	$69.3	$113.9	$471.7	$2.12
No non-GAAP adjustments	—	—	—	—	—
2021 Non-GAAP ("Adjusted")	$539.1	$69.3	$113.9	$471.7	$2.12
Change GAAP and Non-GAAP ("Adjusted")					$0.40
% Change GAAP and Non-GAAP ("Adjusted")					19%

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended
	31 December
	2021		2020
	$	Margin	$	Margin
Sales	$2,994.2		$2,375.2

Net income and net income margin	$549.6	18.4%	$486.7	20.5%
Less: Income from discontinued operations, net of tax	—	—%	10.3	0.4%
Add: Interest expense	30.5	1.0%	36.7	1.5%
Less: Other non-operating income (expense), net	22.6	0.8%	18.6	0.8%
Add: Income tax provision	113.3	3.8%	113.9	4.8%
Add: Depreciation and amortization	332.3	11.1%	323.7	13.6%
Adjusted EBITDA and adjusted EBITDA margin	$1,003.1	33.5%	$932.1	39.2%

	Q1 2022 vs. Q1 2021
Change GAAP
Net income $ change	$62.9
Net income % change	13%
Net income margin change	(210) bp
Change Non-GAAP
Adjusted EBITDA $ change	$71.0
Adjusted EBITDA % change	8%
Adjusted EBITDA margin change	(570) bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 31 December 2021 and 2020:

Sales	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Q1 2022	$1,224.1	$780.4	$744.2	$23.7	$221.8	$2,994.2
Q1 2021	933.0	717.5	543.5	19.5	161.7	2,375.2

	Americas	Asia	Europe		Middle East and India	Corporate and other	Total
Q1 2022 GAAP
Operating income (loss)	$267.2	$221.1	$99.2		$4.8	($69.3)	$523.0
Operating margin	21.8%	28.3%	13.3%
Q1 2021 GAAP
Operating income (loss)	$225.8	$214.8	$137.5		$4.0	($43.0)	$539.1
Operating margin	24.2%	29.9%	25.3%
Q1 2022 vs. Q1 2021 Change GAAP
Operating income/loss $ change	$41.4	$6.3	($38.3)		$0.8	($26.3)
Operating income/loss % change	18%	3%	(28%)		20%	(61%)
Operating margin change	(240) bp	(160) bp	(1,200)	bp

Q1 2022 Non-GAAP
Operating income (loss)	$267.2	$221.1	$99.2		$4.8	($69.3)	$523.0
Add: Depreciation and amortization	155.3	110.8	49.8		6.1	10.3	332.3
Add: Equity affiliates' income	34.2	6.6	13.9		92.3	0.8	147.8
Adjusted EBITDA	$456.7	$338.5	$162.9		$103.2	($58.2)	$1,003.1
Adjusted EBITDA margin	37.3%	43.4%	21.9%
Q1 2021 Non-GAAP
Operating income (loss)	$225.8	$214.8	$137.5		$4.0	($43.0)	$539.1
Add: Depreciation and amortization	151.8	107.9	49.3		6.1	8.6	323.7
Add: Equity affiliates' income	22.3	8.8	14.9		21.2	2.1	69.3
Adjusted EBITDA	$399.9	$331.5	$201.7		$31.3	($32.3)	$932.1
Adjusted EBITDA margin	42.9%	46.2%	37.1%
Q1 2022 vs. Q1 2021 Change Non-GAAP
Adjusted EBITDA $ change	$56.8	$7.0	($38.8)		$71.9	($25.9)
Adjusted EBITDA % change	14%	2%	(19%)		230%	(80%)
Adjusted EBITDA margin change	(560) bp	(280) bp	(1,520)	bp

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. There were no non-GAAP adjustments in the first quarter of fiscal years 2022 or 2021 that impacted our effective tax rate.

	Three Months Ended 31 December
	2021	2020
Income tax provision	$113.3	$113.9
No impact from non-GAAP adjustments	—	—
Adjusted income tax provision	$113.3	$113.9

Income from continuing operations before taxes	$662.9	$590.3
No impact from non-GAAP adjustments	—	—
Adjusted income from continuing operations before taxes	$662.9	$590.3
Effective and adjusted effective tax rate	17.1%	19.3%

CAPITAL EXPENDITURES
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2021	2020
Cash used for (provided by) investing activities	$1,719.1	($18.2)
Proceeds from sale of assets and investments	1.1	2.6
Purchases of investments	(727.4)	(158.5)
Proceeds from investments	1,331.9	855.0
Other investing activities	6.4	3.3
Capital expenditures	$2,331.1	$684.2

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
As of 31 December 2021, we had $1,656.1 of foreign cash and cash items compared to total cash and cash items of $2,953.7. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Three Months Ended 31 December	2021	2020
Income from continuing operations attributable to Air Products	$560.4	$471.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	332.3	323.7
Deferred income taxes	15.7	47.6
Undistributed earnings of equity method investments	(117.3)	(10.8)
Gain on sale of assets and investments	(0.8)	(1.1)
Share-based compensation	15.8	9.8
Noncurrent lease receivables	21.8	21.9
Other adjustments	(49.4)	19.3
Changes in working capital accounts	6.7	(107.4)
Cash Provided by Operating Activities	$785.2	$774.7
For the first three months of fiscal year 2022, cash provided by operating activities was $785.2. The working capital accounts were a source of cash of $6.7, primarily driven by a source of cash of $167.6 from payables and accrued liabilities, partially offset by a use of cash of $132.7 from trade receivables, less allowances. The source of cash within payables and accrued liabilities primarily resulted from customer advances for sale of equipment projects and higher natural gas costs, which also drove the use of cash within trade receivables as we contractually passed through these higher costs to customers.
For the first three months of fiscal year 2021, cash provided by operating activities was $774.7. The working capital accounts were a use of cash of $107.4, primarily driven by $47.5 from other working capital and $44.1 from trade receivables, less allowances. The use within other working capital was primarily due to contract fulfillment costs related to sale of equipment projects. The use of cash within trade receivables, less allowances primarily resulted from increased sale of equipment activity.

Cash Flows From Investing Activities

Three Months Ended 31 December	2021	2020
Additions to plant and equipment, including long-term deposits	($663.8)	($664.2)
Acquisitions, less cash acquired	(34.6)	—
Investment in and advances to unconsolidated affiliates	(1,632.7)	(20.0)
Proceeds from sale of assets and investments	1.1	2.6
Purchases of investments	(727.4)	(158.5)
Proceeds from investments	1,331.9	855.0
Other investing activities	6.4	3.3
Cash (Used for) Provided by Investing Activities	($1,719.1)	$18.2
For the first three months of fiscal year 2022, cash used for investing activities was $1,719.1. Capital expenditures primarily included $1,632.7 for investment in and advances to unconsolidated affiliates. Refer to the Capital Expenditures section below for further detail. Proceeds from investments of $1,331.9 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $727.4.
For the first three months of fiscal year 2021, cash provided by investing activities was $18.2. Capital expenditures for plant and equipment were $664.2. Proceeds from investments of $855.0 resulted from maturities of time deposits and treasury securities with terms greater than three months and less than one year and exceeded purchases of investments of $158.5.
Capital Expenditures
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We present a reconciliation of our capital expenditures to cash used for investing activities on page 39.

	Three Months Ended
	31 December
	2021	2020
Additions to plant and equipment, including long-term deposits	$663.8	$664.2
Acquisitions, less cash acquired	34.6	—
Investment in and advances to unconsolidated affiliates(A)	1,632.7	20.0
Capital Expenditures	$2,331.1	$684.2
(A)Includes contributions from noncontrolling partners in consolidated subsidiaries as discussed below.
Capital expenditures for the first three months of fiscal year 2022 totaled $2,331.1 compared to $684.2 for the first three months of fiscal year 2021. The increase of $1,646.9 was primarily driven by our initial investment of $1.6 billion in the new JIGPC joint venture, which included approximately $130 from a non-controlling partner in one of our subsidiaries. We expect to make an additional investment of approximately $1 billion, which also includes contribution from our non-controlling partner, for the second phase of the project in 2023. Refer to Note 6, Equity Affiliates, to the consolidated financial statements for additional information.
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

Cash Flows From Financing Activities

Three Months Ended 31 December	2022	2021
Long-term debt proceeds	$51.6	$—
Payments on long-term debt	(400.0)	(1.1)
Net increase in commercial paper and short-term borrowings	113.1	4.5
Dividends paid to shareholders	(332.1)	(296.2)
Proceeds from stock option exercises	13.3	1.6
Other financing activities	(31.0)	(15.9)
Cash Used for Financing Activities	($585.1)	($307.1)
For the first three months of fiscal year 2022, cash used for financing activities was $585.1. The use of cash was primarily driven by payments on long-term debt of $400.0 for the repayment of a 3.0% Senior Note and dividend payments to shareholders of $332.1. These uses of cash were partially offset by short-term borrowings and long-term debt proceeds of $113.1 and $51.6, respectively.
For the first three months of fiscal year 2021, cash used for financing activities was $307.1 and primarily included dividend payments to shareholders of $296.2.
Financing and Capital Structure
Debt
Capital needs in the first three months of fiscal year 2022 were satisfied with our cash balance and cash from operations. Total debt decreased from $7,637.2 as of 30 September 2021 to $7,378.0 as of 31 December 2021, primarily due to repayment of the 3.0% Senior Note, partially offset by proceeds from short-term notes and long-term borrowings on our foreign commitments. Total debt includes related party debt of $370.1 and $358.4 as of 31 December 2021 and 30 September 2021, respectively, primarily associated with the Lu'An joint venture.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 December 2021, we are in compliance with all of the financial and other covenants under our debt agreements.
Credit Facilities
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 31 December 2021 and 30 September 2021, expressed as a percentage of total capitalization, was 33.9% and 35.2%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 31 December 2021.
We have credit facilities available to certain of our foreign subsidiaries totaling $297.8, of which $222.1 was borrowed and outstanding as of 31 December 2021. The amount borrowed and outstanding as of 30 September 2021 was $176.2.
Equity Securities
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares for the first three months of fiscal years 2022 or 2021. As of 31 December 2021, $485.3 in share repurchase authorization remained.

Dividends
Cash dividends on our common stock are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We expect to continue to pay cash dividends in the future at comparable or increased levels.
The Board of Directors determines whether to declare dividends and the timing and amount based on financial condition and other factors it deems relevant. On 3 February 2022, the Board of Directors declared a quarterly dividend of $1.62 per share, representing an 8% increase, or $0.12 per share, from the previous dividend of $1.50 per share. This is the 40th consecutive year we have increased our quarterly dividend. The dividend is payable on 9 May 2022 to shareholders of record at the close of business on 1 April 2022.

PENSION BENEFITS
For the three months ended 31 December 2021 and 2020, net periodic pension benefit was $1.0 and $9.5, respectively. These periods included service-related costs of $11.0 and $11.4, respectively, which are reflected on our consolidated income statements within "Operating income." The amount of service costs capitalized in the first three months of fiscal years 2022 and 2021 were not material. Non-service related benefits were $12.0 and $20.9 for the three months ended 31 December 2021 and 2020, respectively. The decrease in fiscal year 2022 primarily resulted from lower expected return on assets due to the increased percentage of fixed income investments within the plan asset portfolios and higher interest cost, partially offset by lower actuarial loss amortization. Non-service related benefits are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
For the three months ended 31 December 2021, we recognized pension settlement losses of $0.9 to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. supplementary pension plan. These losses are included within "Other non-operating income (expense), net" on our consolidated income statements. We expect total pension settlement losses of approximately $5 to $10 in fiscal year 2022.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2021 and 2020, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $9.1 and $21.2, respectively. Total contributions for fiscal year 2022 are expected to be approximately $40 to $50. During fiscal year 2021, total contributions were $44.6.
For additional information, refer to Note 10, Retirement Benefits, to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of our financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates reflect our best judgment about current and/or future economic and market conditions and their effect based on information available as of the date of our consolidated financial statements. If conditions change, actual results may differ materially from these estimates.
Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2021 Form 10-K.
There have been no changes to our accounting policies or estimates during the first three months of fiscal year 2022 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2021 Form 10-K.
Our net financial instrument position decreased from a liability of $7,850.3 at 30 September 2021 to a liability of $7,463.8 at 31 December 2021. The decrease was primarily due to the repayment of a $400.0 million U.S. Dollar-denominated note on its maturity date in November 2021.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 31 December 2021, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $569 and $587 in the net liability position of financial instruments at 31 December 2021 and 30 September 2021, respectively. A 100 bp decrease in market interest rates would result in an increase of $673 and $692 in the net liability position of financial instruments at 31 December 2021 and 30 September 2021.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2021.
There were no material changes to the sensitivity analysis related to the foreign currency exchange rate risk on our financial instruments portfolio since 30 September 2021.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2021, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description
	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 Awards. †

	10.2	Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 Awards. †

	10.3	Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. †

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

	(32)	Section 1350 Certifications

	32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

	(101)	Interactive Data Files

	101.INS	Inline XBRL Instance Document. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document.

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

	104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

†	Indicates management contract or compensatory arrangement.
††
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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	4 February 2022