Form 10-Q
period 2022-06-30
Air Products & Chemicals, Inc.
filed 2022-08-04
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2022 was 221,798,982.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2022

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of dollars, except for share and per share data)	2022	2021	2022	2021
Sales	$3,189.3	$2,604.7	$9,128.6	$7,481.9
Cost of sales	2,342.1	1,801.9	6,717.3	5,179.8
Facility closure	—	—	—	23.2
Selling and administrative	216.9	213.3	676.7	626.3
Research and development	24.8	23.2	71.8	67.8
Gain on exchange with joint venture partner	—	—	—	36.8
Other income (expense), net	21.9	10.8	49.5	43.1
Operating Income	627.4	577.1	1,712.3	1,664.7
Equity affiliates' income	116.1	63.2	384.7	202.3
Interest expense	32.7	35.6	95.5	108.4
Other non-operating income (expense), net	10.5	21.1	42.2	56.5
Income From Continuing Operations Before Taxes	721.3	625.8	2,043.7	1,815.1
Income tax provision	134.2	101.7	370.2	337.5
Income From Continuing Operations	587.1	524.1	1,673.5	1,477.6
Income from discontinued operations, net of tax	—	8.2	—	18.5
Net Income	587.1	532.3	1,673.5	1,496.1
Net income (loss) attributable to noncontrolling interests of continuing operations	5.0	(1.3)	0.5	7.4
Net Income Attributable to Air Products	$582.1	$533.6	$1,673.0	$1,488.7

Net Income Attributable to Air Products
Net income from continuing operations	$582.1	$525.4	$1,673.0	$1,470.2
Net income from discontinued operations	—	8.2	—	18.5
Net Income Attributable to Air Products	$582.1	$533.6	$1,673.0	$1,488.7

Per Share Data*
Basic EPS from continuing operations	$2.62	$2.37	$7.54	$6.63
Basic EPS from discontinued operations	—	0.04	—	0.08
Basic EPS Attributable to Air Products	$2.62	$2.41	$7.54	$6.72

Diluted EPS from continuing operations	$2.62	$2.36	$7.52	$6.61
Diluted EPS from discontinued operations	—	0.04	—	0.08
Diluted EPS Attributable to Air Products	$2.62	$2.40	$7.52	$6.69

Weighted Average Common Shares (in millions)
Basic	222.0	221.6	222.0	221.6
Diluted	222.5	222.5	222.5	222.5
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of dollars)	2022	2021
Net Income	$587.1	$532.3
Other Comprehensive (Loss) Income, net of tax:
Translation adjustments, net of tax of $27.7 and ($3.5)	(576.1)	128.7
Net (loss) gain on derivatives, net of tax of ($8.4) and $7.1	(16.0)	8.5
Reclassification adjustments:
Derivatives, net of tax of $3.7 and ($3.9)	11.4	(12.0)
Pension and postretirement benefits, net of tax of $5.7 and $6.1	17.5	18.7
Total Other Comprehensive (Loss) Income	(563.2)	143.9
Comprehensive Income	23.9	676.2
Net Income (Loss) Attributable to Noncontrolling Interests	5.0	(1.3)
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(18.2)	1.4
Comprehensive Income Attributable to Air Products	$37.1	$676.1

	Nine Months Ended
	30 June
(Millions of dollars)	2022	2021
Net Income	$1,673.5	$1,496.1
Other Comprehensive (Loss) Income, net of tax:
Translation adjustments, net of tax of $44.5 and ($5.1)	(594.3)	399.8
Net (loss) gain on derivatives, net of tax of ($34.8) and ($3.4)	(55.9)	17.1
Reclassification adjustments:
Derivatives, net of tax of $18.4 and $7.3	56.1	22.7
Pension and postretirement benefits, net of tax of $16.6 and $17.9	49.4	55.3
Total Other Comprehensive (Loss) Income	(544.7)	494.9
Comprehensive Income	1,128.8	1,991.0
Net Income Attributable to Noncontrolling Interests	0.5	7.4
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(10.0)	36.7
Comprehensive Income Attributable to Air Products	$1,138.3	$1,946.9
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of dollars, except for share and per share data)	2022	2021
Assets
Current Assets
Cash and cash items	$2,957.4	$4,468.9
Short-term investments	357.6	1,331.9
Trade receivables, net	1,768.6	1,451.3
Inventories	514.0	453.9
Prepaid expenses	179.3	119.4
Other receivables and current assets	590.4	550.9
Total Current Assets	6,367.3	8,376.3
Investment in net assets of and advances to equity affiliates	3,339.5	1,649.3
Plant and equipment, at cost	28,349.1	27,488.8
Less: accumulated depreciation	14,217.4	14,234.2
Plant and equipment, net	14,131.7	13,254.6
Goodwill, net	866.8	911.5
Intangible assets, net	376.8	420.7
Noncurrent lease receivables	641.9	740.3
Other noncurrent assets	1,765.0	1,506.5
Total Noncurrent Assets	21,121.7	18,482.9
Total Assets	$27,489.0	$26,859.2
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,544.4	$2,218.3
Accrued income taxes	107.9	93.9
Short-term borrowings	207.3	2.4
Current portion of long-term debt	547.3	484.5
Total Current Liabilities	3,406.9	2,799.1
Long-term debt	6,348.0	6,875.7
Long-term debt – related party	483.6	274.6
Other noncurrent liabilities	1,726.2	1,640.9
Deferred income taxes	1,308.6	1,180.9
Total Noncurrent Liabilities	9,866.4	9,972.1
Total Liabilities	13,273.3	12,771.2
Commitments and Contingencies - See Note 13
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2022 and 2021 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,130.8	1,115.8
Retained earnings	16,297.9	15,678.3
Accumulated other comprehensive loss	(2,050.6)	(1,515.9)
Treasury stock, at cost (2022 - 27,656,602 shares; 2021 - 28,058,829 shares)	(1,983.6)	(1,987.9)
Total Air Products Shareholders’ Equity	13,643.9	13,539.7
Noncontrolling Interests	571.8	548.3
Total Equity	14,215.7	14,088.0
Total Liabilities and Equity	$27,489.0	$26,859.2
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of dollars)	2022	2021
Operating Activities
Net income	$1,673.5	$1,496.1
Less: Net income attributable to noncontrolling interests of continuing operations	0.5	7.4
Net income attributable to Air Products	1,673.0	1,488.7
Income from discontinued operations	—	(18.5)
Income from continuing operations attributable to Air Products	1,673.0	1,470.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,005.4	988.7
Deferred income taxes	69.0	87.0
Facility closure	—	23.2
Undistributed earnings of equity method investments	(184.8)	(77.8)
Gain on sale of assets and investments	(21.4)	(30.3)
Share-based compensation	37.0	34.6
Noncurrent lease receivables	65.5	78.3
Other adjustments	(139.2)	(26.8)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(389.7)	(84.3)
Inventories	(80.8)	(36.4)
Other receivables	(22.8)	53.6
Payables and accrued liabilities	320.1	139.8
Other working capital	(118.1)	(110.9)
Cash Provided by Operating Activities	2,213.2	2,508.9
Investing Activities
Additions to plant and equipment, including long-term deposits	(2,139.1)	(1,847.8)
Acquisitions, less cash acquired	(65.1)	(9.8)
Investment in and advances to unconsolidated affiliates	(1,650.9)	(75.9)
Proceeds from sale of assets and investments	32.8	30.0
Purchases of investments	(1,247.9)	(1,953.8)
Proceeds from investments	2,219.2	1,535.2
Other investing activities	6.9	4.1
Cash Used for Investing Activities	(2,844.1)	(2,318.0)
Financing Activities
Long-term debt proceeds	357.0	160.9
Payments on long-term debt	(400.0)	(462.8)
Net increase in commercial paper and short-term borrowings	255.0	38.7
Dividends paid to shareholders	(1,023.9)	(924.7)
Proceeds from stock option exercises	16.3	8.1
Other financing activities	(16.5)	(23.3)
Cash Used for Financing Activities	(812.1)	(1,203.1)
Discontinued Operations
Cash provided by operating activities	—	6.7
Cash provided by investing activities	—	—
Cash provided by financing activities	—	—
Cash Provided by Discontinued Operations	—	6.7
Effect of Exchange Rate Changes on Cash	(68.5)	44.1
Decrease in cash and cash items	(1,511.5)	(961.4)
Cash and Cash items – Beginning of year	4,468.9	5,253.0
Cash and Cash Items – End of Period	$2,957.4	$4,291.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended
	30 June 2022
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	1,673.0	—	—	1,673.0	0.5	1,673.5
Other comprehensive loss	—	—	—	(534.7)	—	(534.7)	(10.0)	(544.7)
Dividends on common stock (per share $4.74)	—	—	(1,051.2)	—	—	(1,051.2)	—	(1,051.2)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Share-based compensation	—	35.6	—	—	—	35.6	—	35.6
Issuance of treasury shares for stock option and award plans	—	(20.9)	—	—	4.3	(16.6)	—	(16.6)
Investments by noncontrolling interests	—	—	—	—	—	—	33.0	33.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.3	(2.2)	—	—	(1.9)	2.9	1.0
Balance at 30 June 2022	$249.4	$1,130.8	$16,297.9	($2,050.6)	($1,983.6)	$13,643.9	$571.8	$14,215.7

	Nine Months Ended
	30 June 2021
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	1,488.7	—	—	1,488.7	7.4	1,496.1
Other comprehensive income	—	—	—	458.2	—	458.2	36.7	494.9
Dividends on common stock (per share $4.34)	—	—	(960.5)	—	—	(960.5)	—	(960.5)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation	—	32.9	—	—	—	32.9	—	32.9
Issuance of treasury shares for stock option and award plans	—	(21.7)	—	—	10.0	(11.7)	—	(11.7)
Investments by noncontrolling interests	—	—	—	—	—	—	10.0	10.0
Purchase of noncontrolling interests	—	(1.2)	—	—	—	(1.2)	(4.1)	(5.3)
Other equity transactions	—	0.4	(3.7)	—	—	(3.3)	—	(3.3)
Balance at 30 June 2021	$249.4	$1,105.2	$15,400.2	($1,681.9)	($1,990.0)	$13,082.9	$408.7	$13,491.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended
	30 June 2022
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2022	$249.4	$1,120.8	$16,075.9	($1,505.6)	($1,985.4)	$13,955.1	$555.6	$14,510.7
Net income	—	—	582.1	—	—	582.1	5.0	587.1
Other comprehensive loss	—	—	—	(545.0)	—	(545.0)	(18.2)	(563.2)
Dividends on common stock (per share $1.62)	—	—	(359.3)	—	—	(359.3)	—	(359.3)
Share-based compensation	—	9.9	—	—	—	9.9	—	9.9
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	1.8	1.9	—	1.9
Investments by noncontrolling interests	—	—	—	—	—	—	29.4	29.4
Other equity transactions	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance at 30 June 2022	$249.4	$1,130.8	$16,297.9	($2,050.6)	($1,983.6)	$13,643.9	$571.8	$14,215.7

	Three Months Ended
	30 June 2021
(Millions of dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2021	$249.4	$1,094.4	$15,200.0	($1,824.4)	($1,993.2)	$12,726.2	$408.6	$13,134.8
Net income	—	—	533.6	—	—	533.6	(1.3)	532.3
Other comprehensive income	—	—	—	142.5	—	142.5	1.4	143.9
Dividends on common stock (per share $1.50)	—	—	(332.0)	—	—	(332.0)	—	(332.0)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation	—	10.6	—	—	—	10.6	—	10.6
Issuance of treasury shares for stock option and award plans	—	—	—	—	3.2	3.2	—	3.2
Investment by noncontrolling interests	—	—	—	—	—	—	1.3	1.3
Other equity transactions	—	0.2	(1.4)	—	—	(1.2)	(0.1)	(1.3)
Balance at 30 June 2021	$249.4	$1,105.2	$15,400.2	($1,681.9)	($1,990.0)	$13,082.9	$408.7	$13,491.6
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
Major Accounting Policies
Refer to our 2021 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first nine months of fiscal year 2022.
Segment Reorganization
We reorganized our reporting segments effective 1 October 2021. Prior year segment information presented has been updated to conform with the fiscal year 2022 presentation. Refer to Note 19, Business Segment Information, for additional information.
Russia's Invasion of Ukraine
In March 2022, we announced our intent to divest our small industrial gas business in Russia due to Russia's invasion of Ukraine. As a result, we reclassified assets that met the held for sale criteria in our Europe segment to "Other receivables and current assets" in the second quarter of fiscal year 2022. The effect of this reclassification is excluded from our consolidated statement of cash flows for the nine months ended 30 June 2022. As of 30 June 2022, assets held for sale associated with our Russia business had a carrying value of approximately $75. Our consolidated balance sheet also includes approximately $45 as of 30 June 2022 within "Plant and equipment, net" related to a suspended project in Ukraine.
Risks and Uncertainties
We are subject to various risks and uncertainties, including, but not limited to, those resulting from the COVID-19 pandemic as well as from increased inflationary pressures and Russia's invasion of Ukraine. Our results of operations for the periods covered by this report were not materially impacted by these events. However, given the dynamic nature of these circumstances, uncertainty remains related to how these events may affect our business, results of operations, and overall financial performance in future periods. For example, there is uncertainty regarding our ability to recover the carrying value of our assets in Russia and Ukraine.

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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reporting segments for the three and nine months ended 30 June 2022 and 2021. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
Three Months Ended 30 June 2022
On-site	$899.5	$446.2	$281.8	$18.8	$—	$1,646.3	51%
Merchant	516.8	305.2	457.8	16.6	—	1,296.4	41%
Sale of Equipment	—	—	—	—	246.6	246.6	8%
Total	$1,416.3	$751.4	$739.6	$35.4	$246.6	$3,189.3	100%

Three Months Ended 30 June 2021
On-site	$607.9	$442.8	$205.0	$17.1	$—	$1,272.8	49%
Merchant	455.4	309.0	394.4	6.8	—	1,165.6	45%
Sale of Equipment	—	—	—	—	166.3	166.3	6%
Total	$1,063.3	$751.8	$599.4	$23.9	$166.3	$2,604.7	100%

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
Nine Months Ended 30 June 2022
On-site	$2,432.1	$1,358.2	$899.4	$52.4	$—	$4,742.1	52%
Merchant	1,394.9	924.8	1,323.0	35.6	—	3,678.3	40%
Sale of Equipment	—	—	—	—	708.2	708.2	8%
Total	$3,827.0	$2,283.0	$2,222.4	$88.0	$708.2	$9,128.6	100%

Nine Months Ended 30 June 2021
On-site	$1,785.9	$1,273.7	$564.2	$48.9	$—	$3,672.7	49%
Merchant	1,266.5	893.1	1,137.1	20.7	—	3,317.4	44%
Sale of Equipment	—	—	—	—	491.8	491.8	7%
Total	$3,052.4	$2,166.8	$1,701.3	$69.6	$491.8	$7,481.9	100%
Remaining Performance Obligations
As of 30 June 2022, the transaction price allocated to remaining performance obligations is estimated to be approximately $24 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2022	2021
Assets
Contract assets – current	Other receivables and current assets	$53.0	$119.4
Contract fulfillment costs – current	Other receivables and current assets	101.4	125.5
Liabilities
Contract liabilities – current	Payables and accrued liabilities	477.1	366.8
Contract liabilities – noncurrent	Other noncurrent liabilities	68.8	58.4
Changes to our contract balances primarily relate to our sale of equipment contracts. During the nine months ended 30 June 2022, we recognized approximately $210 in revenue associated with sale of equipment contracts that was included within our contract liabilities as of 30 September 2021.

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

6. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2022	2021
Finished goods	$160.6	$150.7
Work in process	23.0	24.0
Raw materials, supplies, and other	330.4	279.2
Inventories	$514.0	$453.9

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
Pursuant to the joint venture agreement, cash distributions include preferred distributions to some shareholders. We record our share of income considering current distributions and projections of cash available to Air Products over the life of the venture.
As of 30 June 2022, the carrying value of our investment totaled $1,743.9 and is presented as “Investments in and advances to equity affiliates” on our consolidated balance sheet. Our loss exposure is limited to our investment in the joint venture.
JIGPC Joint Venture
On 27 September 2021, JIGPC signed definitive agreements for the acquisition of project assets from Aramco for $12 billion and entered into related project financing for the purchase. JIGPC will complete the acquisition of the project assets, which include power blocks, gasifiers, air separation units, syngas cleanup assets, and utilities, in two phases. The first phase was completed on 27 October 2021 for $7 billion. The second phase is expected to be completed in 2023. JIGPC will commission, operate, and maintain the project assets to supply electricity, steam, hydrogen, and utilities to Aramco’s refinery and terminal complex under a 25-year agreement, which commenced in the first quarter of fiscal year 2022.
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

8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2022 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net at 30 September 2021	$151.0	$184.3	$533.5	$8.0	$34.7	$911.5
Acquisitions(A)	—	—	17.0	7.5	—	24.5
Currency translation and other	(5.6)	(5.4)	(57.7)	—	(0.5)	(69.2)
Goodwill, net at 30 June 2022	$145.4	$178.9	$492.8	$15.5	$34.2	$866.8
(A)We recognized goodwill in the first nine months of fiscal year 2022 for expected cost synergies associated with small business combinations, of which $3.2 is deductible for tax purposes.

	30 June	30 September
	2022	2021
Goodwill, gross	$1,155.1	$1,239.2
Accumulated impairment losses(A)	(288.3)	(327.7)
Goodwill, net	$866.8	$911.5
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2022 is 4.0 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2022		30 September 2021
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,640.8	0.8	$3,465.2	0.6
Net investment hedges	572.4	2.3	638.0	3.0
Not designated	486.7	0.2	692.6	0.1
Total Forward Exchange Contracts	$5,699.9	0.9	$4,795.8	0.8
The increase in the notional value of cash flow hedges from 30 September 2021 to 30 June 2022 is primarily due to the origination of forward exchange contracts that hedge forecasted foreign currency costs for capital projects.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,278.1 million ($1,339.6) at 30 June 2022 and €1,297.5 million ($1,502.6) at 30 September 2021. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2022, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
Cross Currency Interest Rate Swap Contracts
We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps primarily between the U.S. Dollar and each of the Chinese Renminbi, Indian Rupee, and Chilean Peso.

The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2022				30 September 2021
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	Various	1.64%	5.3	$200.0	LIBOR	2.76%	0.1
Cross currency interest rate swaps (net investment hedge)	$214.4	4.34%	3.15%	1.5	$210.2	4.32%	3.14%	2.2
Cross currency interest rate swaps (cash flow hedge)	$981.9	4.92%	2.93%	2.1	$1,005.7	4.98%	2.93%	2.7
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$4.2	5.39%	3.54%	2.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2022	2021	2022	2021
Current portion of long-term debt	$—	$400.5	$—	$0.5
Long-term debt	2,044.7	—	(44.9)	—
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 June	30 September	Balance Sheet	30 June	30 September
	Location	2022	2021	Location	2022	2021
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$55.2	$35.1	Payables and accrued liabilities	$117.8	$57.2
Interest rate management contracts	Other receivables and current assets	20.9	16.0	Payables and accrued liabilities	7.8	5.2
Forward exchange contracts	Other noncurrent assets	26.3	5.5	Other noncurrent liabilities	12.3	25.2
Interest rate management contracts	Other noncurrent assets	29.6	18.1	Other noncurrent liabilities	73.7	27.5
Total Derivatives Designated as Hedging Instruments		$132.0	$74.7		$211.6	$115.1
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	5.6	8.7	Payables and accrued liabilities	3.5	6.4
Total Derivatives Not Designated as Hedging Instruments		$5.6	$8.7		$3.5	$6.4
Total Derivatives		$137.6	$83.4		$215.1	$121.5
Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2022	2021	2022	2021
Net Investment Hedging Relationships
Forward exchange contracts	$45.7	$2.3	$56.0	($15.0)
Foreign currency debt	76.2	(17.2)	143.2	(17.9)
Cross currency interest rate swaps	13.1	(1.9)	3.4	(14.2)
Total Amount Recognized in OCI	135.0	(16.8)	202.6	(47.1)
Tax effects	(33.5)	4.3	(50.2)	11.7
Net Amount Recognized in OCI	$101.5	($12.5)	$152.4	($35.4)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($89.4)	$37.1	($152.9)	$44.5
Forward exchange contracts, excluded components	1.8	(2.5)	1.1	(9.5)
Other(A)	63.2	(19.0)	61.1	(21.3)
Total Amount Recognized in OCI	(24.4)	15.6	(90.7)	13.7
Tax effects	8.4	(7.1)	34.8	3.4
Net Amount Recognized in OCI	($16.0)	$8.5	($55.9)	$17.1
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021	2022	2021	2022	2021
Total presented in consolidated income statements that includes effects of hedging below	$3,189.3	$2,604.7	$2,342.1	$1,801.9	$32.7	$35.6	$10.5	$21.1

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$—	$—	$1.7	$0.3	$—	$—	$69.9	($27.8)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	1.8	2.3
Other:
Amount reclassified from OCI into income	—	—	—	—	1.5	1.4	(59.8)	7.9
Total (Gain) Loss Reclassified from OCI to Income	—	—	1.7	0.3	1.5	1.4	11.9	(17.6)
Tax effects	—	—	(0.4)	(0.1)	(0.5)	(0.5)	(2.8)	4.5
Net (Gain) Loss Reclassified from OCI to Income	$—	$—	$1.3	$0.2	$1.0	$0.9	$9.1	($13.1)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($20.9)	($1.2)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	20.9	1.2	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021	2022	2021	2022	2021
Total presented in consolidated income statements that includes effects of hedging below	$9,128.6	$7,481.9	$6,717.3	$5,179.8	$95.5	$108.4	$42.2	$56.5

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.7	$0.2	$2.0	($1.6)	$—	$—	$110.8	($25.4)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	4.2	7.7
Other:
Amount reclassified from OCI into income	—	—	—	—	4.4	4.2	(47.6)	44.9
Total (Gain) Loss Reclassified from OCI to Income	0.7	0.2	2.0	(1.6)	4.4	4.2	67.4	27.2
Tax effects	(0.2)	—	(0.5)	0.5	(1.6)	(1.5)	(16.1)	(6.3)
Net (Gain) Loss Reclassified from OCI to Income	$0.5	$0.2	$1.5	($1.1)	$2.8	$2.7	$51.3	$20.9

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($45.4)	($3.9)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	45.4	3.9	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—
The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($1.9)	$0.6	($0.5)	($0.5)
Other	—	—	(0.3)	0.1
Total (Gain) Loss Recognized in Income	($1.9)	$0.6	($0.8)	($0.4)

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($0.5)	$3.1	($1.8)	($2.1)
Other	—	—	(0.1)	0.5
Total (Gain) Loss Recognized in Income	($0.5)	$3.1	($1.9)	($1.6)

The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2022 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $86.9 and $53.4 as of 30 June 2022 and 30 September 2021, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $68.3 and $38.1 as of 30 June 2022 and 30 September 2021, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.

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
The carrying values and fair values of financial instruments were as follows:

	30 June 2022		30 September 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$87.1	$87.1	$49.3	$49.3
Interest rate management contracts	50.5	50.5	34.1	34.1
Liabilities
Derivatives
Forward exchange contracts	$133.6	$133.6	$88.8	$88.8
Interest rate management contracts	81.5	81.5	32.7	32.7
Long-term debt, including current portion and related party	7,378.9	6,696.5	7,634.8	7,812.2
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2022				30 September 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$87.1	$—	$87.1	$—	$49.3	$—	$49.3	$—
Interest rate management contracts	50.5	—	50.5	—	34.1	—	34.1	—
Total Assets at Fair Value	$137.6	$—	$137.6	$—	$83.4	$—	$83.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$133.6	$—	$133.6	$—	$88.8	$—	$88.8	$—
Interest rate management contracts	81.5	—	81.5	—	32.7	—	32.7	—
Total Liabilities at Fair Value	$215.1	$—	$215.1	$—	$121.5	$—	$121.5	$—

11. DEBT
Debt Repayment
In November 2021, we repaid a 3.0% Senior Note of $400, plus interest, on its maturity date.
Credit Facilities
2021 Credit Agreement
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement maturing 31 March 2026 with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. On 31 March 2022, we amended the 2021 Credit Agreement to exercise our option to increase the maximum borrowing capacity to $2,750 and transition the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged from the original agreement. No borrowings were outstanding under the 2021 Credit Agreement as of 30 June 2022.
Other
We also have credit facilities available to certain of our foreign subsidiaries totaling $478.6, of which $439.0 was borrowed and outstanding as of 30 June 2022. The amount borrowed and outstanding as of 30 September 2021 was $176.2.

12. RETIREMENT BENEFITS
The components of net periodic (benefit) cost for our defined benefit pension plans for the three and nine months ended 30 June 2022 and 2021 were as follows:

	Pension Benefits
	2022		2021
Three Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$4.6	$5.3	$5.3	$5.9
Interest cost	18.4	7.1	17.2	6.4
Expected return on plan assets	(42.0)	(16.6)	(48.6)	(21.2)
Prior service cost amortization	0.3	—	0.3	—
Actuarial loss amortization	16.6	3.6	19.6	4.8
Settlements	3.1	—	—	0.5
Other	—	0.2	—	0.3
Net Periodic (Benefit) Cost	$1.0	($0.4)	($6.2)	($3.3)

	Pension Benefits
	2022		2021
Nine Months Ended 30 June	U.S.	International	U.S.	International
Service cost	$13.8	$16.5	$16.0	$17.5
Interest cost	55.2	22.3	51.7	18.8
Expected return on plan assets	(126.2)	(51.9)	(145.9)	(62.4)
Prior service cost amortization	0.9	—	0.9	—
Actuarial loss amortization	49.9	11.3	58.9	14.2
Settlements	4.9	0.2	—	0.5
Other	—	1.2	—	0.8
Net Periodic (Benefit) Cost	($1.5)	($0.4)	($18.4)	($10.6)

Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2022 and 2021 were not material. The non-service related impacts, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
For the nine months ended 30 June 2022 and 2021, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $31.7 and $34.0, respectively. Total contributions for fiscal year 2022 are expected to be approximately $40 to $50. During fiscal year 2021, total contributions were $44.6.
During the three and nine months ended 30 June 2022, we recognized actuarial gain amortization of $0.4 and $1.2, respectively, for our other postretirement benefits plan. During the three and nine months ended 30 June 2021, we recognized actuarial gain amortization of $0.4 and $1.3, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $34 at 30 June 2022) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $34 at 30 June 2022) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2022 and 30 September 2021 included an accrual of $72.3 and $76.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $71 to a reasonably possible upper exposure of $85 as of 30 June 2022.

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
Pace
At 30 June 2022, $38.5 of the environmental accrual was related to the Pace facility.
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
We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remediate groundwater. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and have completed additional field work during 2021 to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system will likely be finalized in fiscal year 2023 with construction to begin thereafter. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility, along with the completion of a cost review every 5 years.
Piedmont
At 30 June 2022, $7.7 of the environmental accrual was related to the Piedmont site.
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
Pasadena
At 30 June 2022, $10.8 of the environmental accrual was related to the Pasadena site.
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
We continue to perform additional work to address other environmental obligations at the site. This additional work includes remediating, as required, impacted soils, investigating groundwater west of the former PUI facility, continuing post closure care for two closed RCRA surface impoundment units, and maintaining engineering controls. Additionally, we have conducted an interim corrective action to treat impacted soils as recommended in the TCEQ 2019 Annual Report. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.
Unconditional Purchase Obligations
Our unconditional purchase obligations related to helium and rare gases decreased from approximately $8.3 billion as of 30 September 2021 to approximately $6.9 billion as of 30 June 2022 due to the termination of a supply contract. The majority of our obligations occur after fiscal year 2027. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world.

14. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the nine months ended 30 June 2022, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 June 2022, there were 1.3 million shares available for future grant under our Long-Term Incentive Plan ("LTIP").

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2022	2021	2022	2021
Before-tax share-based compensation cost	$10.7	$12.2	$38.0	$34.6
Income tax benefit	(2.6)	(3.2)	(9.3)	(8.6)
After-tax share-based compensation cost	$8.1	$9.0	$28.7	$26.0
Before-tax share-based compensation cost is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2022 and 2021 was not material.

Deferred Stock Units
During the nine months ended 30 June 2022, we granted 74,364 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2021 and ending 30 September 2024, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
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
In addition, during the nine months ended 30 June 2022, we granted 117,686 time-based deferred stock units at a weighted average grant-date fair value of $279.64.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2022:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2022	($32.0)	($911.6)	($562.0)	($1,505.6)
Other comprehensive loss before reclassifications	(16.0)	(576.1)	—	(592.1)
Amounts reclassified from AOCL	11.4	—	17.5	28.9
Net current period other comprehensive (loss) income	(4.6)	(576.1)	17.5	(563.2)
Amount attributable to noncontrolling interests	1.9	(20.1)	—	(18.2)
Balance at 30 June 2022	($38.5)	($1,467.6)	($544.5)	($2,050.6)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2021	($28.3)	($893.8)	($593.8)	($1,515.9)
Other comprehensive loss before reclassifications	(55.9)	(594.3)	—	(650.2)
Amounts reclassified from AOCL	56.1	—	49.4	105.5
Net current period other comprehensive income (loss)	0.2	(594.3)	49.4	(544.7)
Amount attributable to noncontrolling interests	10.4	(20.5)	0.1	(10.0)
Balance at 30 June 2022	($38.5)	($1,467.6)	($544.5)	($2,050.6)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2022	2021	2022	2021
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	$—	$—	$0.5	$0.2
Cost of sales	1.3	0.2	1.5	(1.1)
Interest expense	1.0	0.9	2.8	2.7
Other non-operating income (expense), net	9.1	(13.1)	51.3	20.9
Total Loss (Gain) on Cash Flow Hedges, net of tax	$11.4	($12.0)	$56.1	$22.7

Pension and Postretirement Benefits, net of tax(A)	$17.5	$18.7	$49.4	$55.3
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 12, Retirement Benefits, for additional information.

16. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2022	2021	2022	2021
Numerator
Net income from continuing operations	$582.1	$525.4	$1,673.0	$1,470.2
Net income from discontinued operations	—	8.2	—	18.5
Net Income Attributable to Air Products	$582.1	$533.6	$1,673.0	$1,488.7

Denominator (in millions)
Weighted average common shares — Basic	222.0	221.6	222.0	221.6
Effect of dilutive securities
Employee stock option and other award plans	0.5	0.9	0.5	0.9
Weighted average common shares — Diluted	222.5	222.5	222.5	222.5

Per Share Data(A)
Basic EPS from continuing operations	$2.62	$2.37	$7.54	$6.63
Basic EPS from discontinued operations	—	0.04	—	0.08
Basic EPS Attributable to Air Products	$2.62	$2.41	$7.54	$6.72

Diluted EPS from continuing operations	$2.62	$2.36	$7.52	$6.61
Diluted EPS from discontinued operations	—	0.04	—	0.08
Diluted EPS Attributable to Air Products	$2.62	$2.40	$7.52	$6.69
(A)EPS is calculated independently for each component and may not sum to total EPS due to rounding.
For the three and nine months ended 30 June 2022 and 2021, there were no antidilutive outstanding share-based awards.

17. INCOME TAXES
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. Our effective tax rate was 18.6% and 18.1% for the three and nine months ended 30 June 2022, respectively. Our effective tax rate was 16.3% and 18.6% for the three and nine months ended 30 June 2021, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $341.3 and $284.8 for the nine months ended 30 June 2022 and 2021, respectively. Fiscal year 2021 reflects an income tax refund of $6.7 that is related to cash provided by discontinued operations.
Unrecognized Tax Benefits
In the third quarter of fiscal year 2021, we released unrecognized tax benefits upon expiration of the statute of limitations on uncertain tax positions. As a result, we recorded a net tax benefit of $21.5, including interest, as a component of continuing operations. This included the impact from the release of reserves associated with a 2017 tax election related to a non-U.S. subsidiary. In addition, we recorded a net tax benefit of $8.2 as a component of discontinued operations for the release of reserves related to our former EfW business.

18. SUPPLEMENTAL INFORMATION
NEOM Green Hydrogen Project
In the fourth quarter of fiscal year 2020, we announced the NEOM Green Hydrogen Project (the "NEOM project”), a multi-billion dollar green hydrogen-based ammonia production facility powered by renewable energy located in the NEOM city of the Kingdom of Saudi Arabia. We, along with our joint venture partners, ACWA Power and NEOM Company, are equal owners in the newly formed NEOM Green Hydrogen Company joint venture (“NGHC”) that will develop, construct, own, operate, and finance the NEOM project. The NEOM project is expected to be financed through non-recourse project financing and the partners’ investments.
During the third quarter of fiscal year 2022, we entered into an agreement with NGHC under which we commenced construction of the NEOM project. In addition, we executed an agreement with NGHC under which we will be the exclusive offtaker of the NEOM project under a long-term take-if-tendered agreement. The NEOM project is expected to be onstream in 2026. We intend to transport green ammonia around the world to be dissociated to produce green hydrogen, primarily for the transportation market.
Air Products has one-third of the voting interests in the NGHC joint venture; however, substantially all the activities of the joint venture involve or are conducted on behalf of Air Products. Since we have disproportionately few voting rights relative to our economic interests in the joint venture, we determined that NGHC is a variable interest entity. In addition, we determined that we are the primary beneficiary of the NEOM project since we have the power to unilaterally direct certain significant activities, including key design and construction decisions, and we share power with our joint venture partners related to other activities that are significant to the economic performance of NGHC. Therefore, we consolidated NGHC within the Middle East and India segment beginning in the third quarter of fiscal year 2022.
As of 30 June 2022, our consolidated balance sheet includes the following balances from the consolidation of NGHC: $258 in "Cash and cash items," $32 in "Other receivables and current assets," $144 in "Plant and equipment, net," $270 in "Long-term debt – related party," and $29 in "Noncontrolling interests."
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $75 and $200 for the three and nine months ended 30 June 2022, respectively, and $40 and $130 for the three and nine months ended 30 June 2021, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2022 and 30 September 2021, our consolidated balance sheets included related party trade receivables of approximately $70 and $90, respectively.
Total debt owed to related parties, including the current portion, was $620.6 and $358.4 as of 30 June 2022 and 30 September 2021, respectively. Our related party debt includes loans with joint venture partners, including Lu’An Clean Energy Company, as well as shareholder loans associated with the NEOM project discussed above.

Facility Closure
During the second quarter of fiscal year 2021, we recorded a charge of $23.2 primarily for a noncash write-down of assets associated with a contract termination in the Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the nine months ended 30 June 2021 and was not recorded in segment results.
Changes in Estimates
Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates that unfavorably impacted operating income by approximately $30 and $26 in the first nine months of fiscal year 2022 and 2021, respectively. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
Lessee Accounting
During the nine months ended 30 June 2022, we recorded noncash right-of-use asset additions of approximately $220, primarily for operating leases that had not yet commenced as of 30 September 2021.

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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 30 June 2022
Sales	$1,416.3	$751.4	$739.6	$35.4	$246.6	$3,189.3	(A)
Operating income (loss)	298.9	210.6	137.4	6.9	(26.4)	627.4	(B)
Depreciation and amortization	160.5	107.6	48.9	6.8	13.4	337.2
Equity affiliates' income	21.4	5.7	20.6	67.2	1.2	116.1
Three Months Ended 30 June 2021
Sales	$1,063.3	$751.8	$599.4	$23.9	$166.3	$2,604.7	(A)
Operating income (loss)	286.0	219.1	134.0	6.1	(68.1)	577.1	(B)
Depreciation and amortization	154.2	113.8	52.5	6.2	9.0	335.7
Equity affiliates' income	24.6	8.3	11.6	17.1	1.6	63.2
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliation to Consolidated Results section below.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Nine Months Ended 30 June 2022
Sales	$3,827.0	$2,283.0	$2,222.4	$88.0	$708.2	$9,128.6	(A)
Operating income (loss)	841.6	635.3	353.0	16.5	(134.1)	1,712.3	(B)
Depreciation and amortization	469.5	330.2	149.0	19.8	36.9	1,005.4
Equity affiliates' income	75.7	18.5	57.8	230.6	2.1	384.7
Nine Months Ended 30 June 2021
Sales	$3,052.4	$2,166.8	$1,701.3	$69.6	$491.8	$7,481.9	(A)
Operating income (loss)	775.2	632.4	404.4	16.8	(177.7)	1,651.1	(B)
Depreciation and amortization	459.3	331.4	152.8	18.9	26.3	988.7
Equity affiliates' income	79.2	24.2	39.1	54.4	5.4	202.3

Total Assets
30 June 2022	$8,055.2	$7,297.5	$3,764.2	$2,815.3	$5,556.8	$27,489.0
30 September 2021	7,092.5	7,349.4	3,830.3	800.6	7,786.4	26,859.2
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliation to Consolidated Results section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the tables above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2022	2021	2022	2021
Total	$627.4	$577.1	$1,712.3	$1,651.1
Facility closure	—	—	—	(23.2)
Gain on exchange with joint venture partner	—	—	—	36.8
Consolidated Operating Income	$627.4	$577.1	$1,712.3	$1,664.7

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
Comparisons of our results of operations and liquidity and capital resources are for the third quarter and first nine months of fiscal years 2022 and 2021. The disclosures provided in this quarterly report are complementary to those made in our Annual Report on Form 10-K for the fiscal year ended 30 September 2021, which was filed with the SEC on 18 November 2021.
We reorganized our reporting segments effective 1 October 2021. Prior year segment information presented has been updated to conform with the fiscal year 2022 presentation. Refer to Note 19, Business Segment Information, to the consolidated financial statements for additional information.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under “Reconciliations of Non-GAAP Financial Measures” beginning on page 49.
For information concerning activity with our related parties, refer to Note 18, Supplemental Information, to the consolidated financial statements.
Russia's Invasion of Ukraine
The safety of our team members in areas affected by Russia's invasion of Ukraine remains our top priority.
In March 2022, we announced our intent to divest our small industrial gas business in Russia, which had fiscal year 2021 sales of less than $25. The results of this business are reflected in the Europe segment. As of 30 June 2022, assets held for sale associated with the business had a carrying value of approximately $75.
We do not intend to pursue any new business development activities in the country.
We also suspended the construction of a plant in Ukraine with a carrying value of approximately $45 as of 30 June 2022. Sales generated from our business in Ukraine were less than $5 in fiscal year 2021.
Given the dynamic nature of these circumstances, uncertainty remains related to how these events may affect our business, results of operations, and overall financial performance in future periods. For example, there is uncertainty regarding our ability to recover the carrying value of our assets in Russia and Ukraine.

THIRD QUARTER 2022 VS. THIRD QUARTER 2021
THIRD QUARTER 2022 IN SUMMARY
•Sales of $3,189.3 increased 22%, or $584.6, due to higher energy cost pass-through to customers of 15%, higher pricing of 7%, and higher volumes of 5%, partially offset by unfavorable currency of 5%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across the regional segments, particularly in Europe, to offset increased power and fuel costs. Volume growth was primarily driven by new assets, recovery in hydrogen in the Americas segment, better merchant demand, and higher sale of equipment project activity. The unfavorable currency impact was primarily attributable to the weakening of all major European currencies, the Chinese Renminbi, and the South Korean Won against the U.S. Dollar.
•Operating income of $627.4 increased 9%, or $50.3, as our pricing actions and higher volumes overcame unfavorable costs due to higher planned maintenance as well as various external factors, including inflation and ongoing supply chain challenges, and unfavorable currency. Operating margin of 19.7% decreased 250 basis points ("bp"), primarily due to the higher energy cost pass-through to customers, which increases sales but not operating income.
•Equity affiliates' income of $116.1 increased 84%, or $52.9, primarily driven by the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture, which began contributing to our results in the Middle East and India segment in late October 2021.
•Net income of $587.1 increased 10%, or $54.8, primarily due to higher pricing, net of power and fuel costs, higher equity affiliates' income, and higher volumes, partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs, as well as unfavorable currency resulting from the strengthening of the U.S. Dollar. Net income margin of 18.4% decreased 200 bp, primarily due to higher energy cost pass-through to customers.
•Adjusted EBITDA of $1,080.7 increased 11%, or $104.7, while adjusted EBITDA margin of 33.9% decreased 360 bp.
•Diluted EPS of $2.62 increased 11%, or $0.26 per share, and adjusted diluted EPS of $2.62 increased 13%, or $0.31 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	30 June		Increase
	2022	2021	(Decrease)
Total Diluted EPS	$2.62	$2.40	$0.22
Less: Diluted EPS from income from discontinued operations	—	0.04	(0.04)
Diluted EPS From Continuing Operations	$2.62	$2.36	$0.26
Operating Impacts
Underlying business
Volume			$0.11
Price, net of variable costs			0.32
Other costs			(0.16)
Currency			(0.08)
Total Operating Impacts			$0.19
Other Impacts
Equity affiliates' income			$0.19
Interest expense			0.01
Other non-operating income/expense, net			(0.04)
Change in effective tax rate, excluding discrete item below			(0.01)
Tax election benefit and other			(0.05)
Noncontrolling interests			(0.03)
Total Other Impacts			$0.07
Total Change in Diluted EPS From Continuing Operations			$0.26

	Three Months Ended
	30 June		Increase
	2022	2021	(Decrease)
Diluted EPS From Continuing Operations	$2.62	$2.36	$0.26
Tax election benefit and other	—	(0.05)	0.05
Adjusted Diluted EPS From Continuing Operations	$2.62	$2.31	$0.31

THIRD QUARTER 2022 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	30 June
	2022	2021	$ Change	Change
GAAP Measures
Sales	$3,189.3	$2,604.7	$584.6	22%
Operating income	627.4	577.1	50.3	9%
Operating margin	19.7%	22.2%		(250)	bp
Equity affiliates’ income	$116.1	$63.2	$52.9	84%
Net income	587.1	532.3	54.8	10%
Net income margin	18.4%	20.4%		(200)	bp
Non-GAAP Measures
Adjusted EBITDA	$1,080.7	$976.0	$104.7	11%
Adjusted EBITDA margin	33.9%	37.5%		(360)	bp

Sales % Change from Prior Year
Volume	5%
Price	7%
Energy cost pass-through	15%
Currency	(5%)
Total Consolidated Sales Change	22%

Sales of $3,189.3 increased 22%, or $584.6, due to higher energy cost pass-through to customers of 15%, positive pricing of 7%, and higher volumes of 5%, partially offset by unfavorable currency impacts of 5%. Energy costs were significantly higher versus the prior year, particularly in Europe and the Americas. Contractual provisions associated with our on-site business, which generates approximately half our total company sales, allow us to pass the higher energy costs through to our customers. Continued focus on pricing actions in our merchant businesses, including those intended to recover the escalating power and fuel costs, resulted in price improvement in our three largest segments. Volume growth was primarily driven by new assets, recovery in hydrogen in the Americas segment, better merchant demand, and higher activity in our sale of equipment businesses, which more than offset the negative impacts of COVID-19 restrictions in certain parts of China and lower hydrogen volume in Europe. The unfavorable currency impact was primarily attributable to the weakening of all major European currencies, the Chinese Renminbi, and the South Korean Won against the U.S. Dollar.
Cost of Sales and Gross Margin
Cost of sales of $2,342.1 increased 30%, or $540.2, due to higher energy cost pass-through to customers of $383, unfavorable costs of $153, and higher costs associated with sales volumes of $106, partially offset by favorable currency impacts of $102. The unfavorable cost impact was primarily driven by power for our merchant business, higher planned maintenance, inflation, and supply chain challenges. Additionally, we also incurred higher costs to support long-term growth, such as costs for resources needed to bring projects onstream as well as costs for a helium storage cavern to support reliable helium supply to our customers globally. Gross margin of 26.6% decreased 420 bp from 30.8% in the prior year, primarily due to the unfavorable costs and higher energy cost pass-through to customers, partially offset by the positive impact of our pricing actions.
Selling and Administrative Expense
Selling and administrative expense of $216.9 increased 2%, or $3.6, primarily driven by costs associated with our new global headquarters and inflation, partially offset by a favorable currency impact from the strengthening of the U.S. Dollar. Selling and administrative expense as a percentage of sales decreased to 6.8% from 8.2% in the prior year.

Research and Development Expense
Research and development expense of $24.8 increased 7%, or $1.6. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Other Income (Expense), Net
Other income of $21.9 increased $11.1, primarily due to higher income from the sale of assets as well as foreign exchange gains.
Operating Income and Operating Margin
Operating income of $627.4 increased 9%, or $50.3, due to positive pricing, net of power and fuel costs, of $87 and higher volumes of $29, partially offset by higher costs of $43 and unfavorable currency of $23. The higher costs were primarily attributable to operating and distribution costs that were driven by higher planned maintenance as well as various external factors, including inflation and supply chain challenges. Operating margin of 19.7% decreased 250 bp from 22.2% in the prior year, primarily due to the higher energy cost pass-through to customers as unfavorable costs were partially offset by the positive impact from pricing actions.
Equity Affiliates' Income
Equity affiliates' income of $116.1 increased 84%, or $52.9, primarily driven by the JIGPC joint venture, which began contributing to our results in the Middle East and India segment in late October 2021.
Interest Expense

	Three Months Ended
	30 June
	2022	2021
Interest incurred	$42.0	$42.8
Less: Capitalized interest	9.3	7.2
Interest expense	$32.7	$35.6
Interest incurred decreased 2%, or $0.8, as positive impacts from a lower debt balance and currency were mostly offset by a higher average interest rate on the debt portfolio. Capitalized interest increased 29%, or $2.1, due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating income of $10.5 decreased 50%, or $10.6, driven mainly by lower pension income. Non-service pension income decreased in fiscal year 2022 primarily due to lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan.
Discontinued Operations
In the third quarter of fiscal year 2021, we recorded a net tax benefit of $8.2 ($0.04 per share) as a component of discontinued operations upon release of tax liabilities related to uncertain tax positions associated with our former Energy-from-Waste ("EfW") business. These liabilities were established in 2016 and released after expiration of the statute of limitations.
Net Income and Net Income Margin
Net income of $587.1 increased 10%, or $54.8, primarily due to higher pricing, net of power and fuel costs, higher equity affiliates' income, and higher volumes, which were partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs, as well as unfavorable currency resulting from the strengthening of the U.S. Dollar. Additionally, the prior year included net income from discontinued operations of $8.2. Net income margin of 18.4% decreased 200 bp from 20.4% in the prior year, primarily due to higher energy cost pass-through to customers, which negatively impacted margin by approximately 250 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,080.7 increased 11%, or $104.7, primarily due to higher pricing, net of power and fuel costs, higher equity affiliates' income, and higher volumes, which were partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs, as well as unfavorable currency. Adjusted EBITDA margin of 33.9% decreased 360 bp from 37.5% in the prior year, primarily due to higher energy cost pass-through to customers, which negatively impacted margin by approximately 500 bp.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. Our effective tax rate was 18.6% and 16.3% for the three months ended 30 June 2022 and 2021, respectively. The current year reflects a favorable effective tax rate impact from higher equity affiliates’ income, which is primarily presented net of income taxes within income from continuing operations on our consolidated income statements. However, the prior year rate is lower primarily due to an income tax benefit of $21.5 from the release of tax reserves established for uncertain tax positions. This included a benefit of $12.2 ($0.05 per share) for the release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other").
Our adjusted effective tax rate was 18.6% and 18.2% for the three months ended 30 June 2022 and 2021, respectively.
Segment Analysis
Americas

	Three Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$1,416.3	$1,063.3	$353.0	33%
Operating income	298.9	286.0	12.9	5%
Operating margin	21.1%	26.9%		(580) bp
Equity affiliates’ income	$21.4	$24.6	($3.2)	(13%)
Adjusted EBITDA	480.8	464.8	16.0	3%
Adjusted EBITDA margin	33.9%	43.7%		(980) bp

Sales % Change from Prior Year
Volume	4%
Price	8%
Energy cost pass-through	22%
Currency	(1%)
Total Americas Sales Change	33%

Sales of $1,416.3 increased 33%, or $353.0, due to higher energy cost pass-through to customers of 22%, positive pricing of 8%, and higher volumes of 4%, partially offset by unfavorable currency of 1%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across all major product lines. The volume improvement was primarily driven by a recovery in hydrogen despite outages for planned maintenance during the quarter as well as new on-site plants. These factors were partially offset by lower demand for medical oxygen in our South America merchant business as well as favorable one-time items in the prior year. The unfavorable currency impact was primarily driven by the weakening of the Chilean Peso against the U.S. Dollar.
Operating income of $298.9 increased 5%, or $12.9, primarily from pricing, net of power and fuel costs, of $46, partially offset by unfavorable costs of $29. Higher costs were primarily attributable to higher planned maintenance, inflation, and supply chain challenges, including driver shortages that continue to impact the industry broadly. We expect planned maintenance activities to decrease in the fourth quarter. Volumes were flat as positive contributions from our base business despite lower volumes in South America were offset by favorable one-time items in the prior year. Operating margin of 21.1% decreased 580 bp from 26.9% in the prior year, as higher energy cost pass-through to customers and unfavorable costs were only partially offset by higher pricing. The higher energy cost pass-through to customers, which increases sales but not operating income, accounted for approximately 450 bp of the decline.
Equity affiliates’ income of $21.4 decreased 13%, or $3.2, primarily driven by our Mexico affiliate.

Asia

	Three Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$751.4	$751.8	($0.4)	—%
Operating income	210.6	219.1	(8.5)	(4%)
Operating margin	28.0%	29.1%		(110) bp
Equity affiliates’ income	$5.7	$8.3	($2.6)	(31%)
Adjusted EBITDA	323.9	341.2	(17.3)	(5%)
Adjusted EBITDA margin	43.1%	45.4%		(230) bp

Sales % Change from Prior Year
Volume	2%
Price	2%
Energy cost pass-through	—%
Currency	(4%)
Total Asia Sales Change	—%

Sales of $751.4 were flat versus the prior year as higher volumes of 2% and positive pricing of 2% were offset by unfavorable currency of 4%. The volume improvement was primarily attributable to several traditional industrial gas plants that were brought onstream in our on-site business across the region, which were partially offset by lower merchant demand driven by COVID-19 restrictions in certain parts of China. The unfavorable currency impact was primarily driven by the weakening of the Chinese Renminbi and South Korean Won against the U.S. Dollar.
Operating income of $210.6 decreased 4%, or $8.5. Unfavorable currency of $10 and higher costs of $8 were only partially offset by higher volumes of $5 and positive pricing, net of power and fuel costs, of $5. The higher costs were primarily attributable to higher planned maintenance, inflation, and supply chain costs driven by COVID-19 restrictions in certain parts of China. Operating margin of 28.0% decreased 110 bp from 29.1% in the prior year, primarily due to the higher costs.
Equity affiliates’ income of $5.7 decreased 31%, or $2.6, primarily driven by an affiliate in Thailand.
Europe

	Three Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$739.6	$599.4	$140.2	23%
Operating income	137.4	134.0	3.4	3%
Operating margin	18.6%	22.4%		(380)	bp
Equity affiliates’ income	$20.6	$11.6	$9.0	78%
Adjusted EBITDA	206.9	198.1	8.8	4%
Adjusted EBITDA margin	28.0%	33.0%		(500)	bp

Sales % Change from Prior Year
Volume	(3%)
Price	17%
Energy cost pass-through	24%
Currency	(15%)
Total Europe Sales Change	23%

Sales of $739.6 increased 23%, or $140.2, due to higher energy cost pass-through to customers of 24% and positive pricing of 17%, partially offset by unfavorable currency impacts of 15% and lower volumes of 3%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across all major product lines and sub-regions. Volumes were lower as growth in our merchant business was more than offset by unfavorable demand for hydrogen, which was negatively impacted by the high cost of natural gas. The unfavorable currency impact was primarily attributable to the weakening of all major European currencies, particularly the British Pound Sterling and Euro.
Operating income of $137.4 increased 3%, or $3.4, primarily due to higher pricing, net of power and fuel costs, of $36, partially offset by lower volumes of $18 and unfavorable currency of $15. Operating margin of 18.6% decreased 380 bp from 22.4% in the prior year primarily due to higher energy cost pass-through to customers and the lower volumes, which were only partially offset by the impact of our pricing actions. The higher energy cost pass-through to customers, which increases sales but not operating income, accounted for approximately 450 bp of the decline.
Equity affiliates’ income of $20.6 increased 78%, or $9.0, primarily driven by an affiliate in Italy.
Middle East and India

	Three Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$35.4	$23.9	$11.5	48%
Operating income	6.9	6.1	0.8	13%
Equity affiliates' income	67.2	17.1	50.1	293%
Adjusted EBITDA	80.9	29.4	51.5	175%

Sales of $35.4 increased 48%, or $11.5, primarily due to a small acquisition that closed in the second quarter. Operating income of $6.9 increased 13%, or $0.8. Equity affiliates' income of $67.2 increased $50.1 primarily from the JIGPC joint venture, which began contributing to our results in late October 2021.
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

	Three Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$246.6	$166.3	$80.3	48%
Operating loss	(26.4)	(68.1)	41.7	61%
Adjusted EBITDA	(11.8)	(57.5)	45.7	79%

Sales of $246.6 increased 48%, or $80.3, and operating loss of $26.4 decreased 61%, or $41.7, primarily due to higher sale of equipment project activity, including completion of liquefaction equipment for an LNG project.

FIRST NINE MONTHS 2022 VS. FIRST NINE MONTHS 2021
FIRST NINE MONTHS 2022 IN SUMMARY
•Sales of $9,128.6 increased 22%, or $1,646.7, due to higher energy cost pass-through to customers of 12%, higher volumes of 7%, and higher pricing of 6%, partially offset by unfavorable currency of 3%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across the regional segments, particularly in Europe, to offset unprecedented power and fuel costs. Volume growth was primarily driven by higher sale of equipment project activity, recovery in hydrogen in the Americas segment, better merchant demand, and new assets. Unfavorable currency was mostly attributable to the weakening of the Euro against the U.S. Dollar.
•Operating income of $1,712.3 increased 3%, or $47.6, as higher volumes and our pricing actions overcame unfavorable costs due to higher planned maintenance as well as various external factors, including inflation and ongoing supply chain challenges, and currency. Operating margin of 18.8% decreased 340 bp, primarily due to higher energy cost pass-through to customers, which increases sales but not operating income, and unfavorable costs.
•Equity affiliates' income of $384.7 increased 90%, or $182.4, primarily driven by the JIGPC joint venture, which began contributing to our results in the Middle East and India segment in late October 2021.
•Net income of $1,673.5 increased 12%, or $177.4, primarily due to higher equity affiliates' income, higher volumes, and higher pricing, net of power and fuel costs, partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs. Net income margin of 18.3% decreased 170 bp, primarily due to higher energy cost pass-through to customers.
•Adjusted EBITDA of $3,102.4 increased 9%, or $260.3, while adjusted EBITDA margin of 34.0% decreased 400 bp.
•Diluted EPS of $7.52 increased 14%, or $0.91 per share, and adjusted diluted EPS of $7.52 increased 16%, or $1.01 per share. A summary table of changes in diluted EPS is presented below.
•In the second quarter, we increased the quarterly dividend on our common stock to $1.62 per share, representing an 8% increase, or $0.12 per share, from the previous dividend of $1.50 per share. This is the 40th consecutive year we have increased our quarterly dividend, highlighting our commitment to creating shareholder value through capital deployment and rewarding our investors through dividends.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

	Nine Months Ended
	30 June		Increase
	2022	2021	(Decrease)
Total Diluted EPS	$7.52	$6.69	$0.83
Less: Diluted EPS from income from discontinued operations	—	0.08	(0.08)
Diluted EPS From Continuing Operations	$7.52	$6.61	$0.91
Operating Impacts
Underlying business
Volume			$0.47
Price, net of variable costs			0.42
Other costs			(0.58)
Currency			(0.09)
Facility closure			0.08
Gain on exchange with joint venture partner			(0.12)
Total Operating Impacts			$0.18
Other Impacts
Equity affiliates' income			0.66
Interest expense			0.05
Other non-operating income/expense, net			(0.05)
Change in effective tax rate, excluding discrete item below			0.10
Tax election benefit and other			(0.05)
Noncontrolling interests			0.03
Total Other Impacts			$0.74
Total Change in Diluted EPS From Continuing Operations			$0.91

	Nine Months Ended
	30 June		Increase
	2022	2021	(Decrease)
Diluted EPS From Continuing Operations	$7.52	$6.61	$0.91
Facility closure	—	0.08	(0.08)
Gain on exchange with joint venture partner	—	(0.12)	0.12
Tax election benefit and other	—	(0.05)	0.05
Adjusted Diluted EPS From Continuing Operations	$7.52	$6.51	$1.01

Our diluted earnings per share for the first nine months of fiscal year 2022 reflects our 55% share of the JIGPC joint venture's results, of which 4% is attributable to the non-controlling partner of Air Products Qudra. Additionally, upon completion of the first phase of the gasification and power project in October 2021, we also recognized a net benefit within "Equity affiliates' income" from the recognition of previously deferred profits, net of other project finalization costs, related to the existing Jazan Gas Project Company joint venture. Our non-controlling partner's share of the project finalization costs favorably impacted EPS within "Noncontrolling interests." The total net benefit from this first quarter event was approximately $0.20 per share.

FIRST NINE MONTHS 2022 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Nine Months Ended
	30 June
	2022	2021	$ Change	Change
GAAP Measures
Sales	$9,128.6	$7,481.9	$1,646.7	22%
Operating income	1,712.3	1,664.7	47.6	3%
Operating margin	18.8%	22.2%		(340)	bp
Equity affiliates’ income	384.7	202.3	182.4	90%
Net income	1,673.5	1,496.1	177.4	12%
Net income margin	18.3%	20.0%		(170)	bp
Non-GAAP Measures
Adjusted EBITDA	3,102.4	2,842.1	260.3	9%
Adjusted EBITDA margin	34.0%	38.0%		(400) bp

Sales % Change from Prior Year
Volume	7%
Price	6%
Energy cost pass-through	12%
Currency	(3%)
Total Consolidated Sales Change	22%

Sales of $9,128.6 increased 22%, or $1,646.7, due to higher energy cost pass-through to customers of 12%, higher volumes of 7%, and positive pricing of 6%, partially offset by unfavorable currency impacts of 3%. Energy costs were significantly higher versus the prior year, particularly in Europe and the Americas. Contractual provisions associated with our on-site business, which generates approximately half our total company sales, allow us to pass the higher energy costs through to our customers. Volume growth was primarily driven by higher non-LNG sale of equipment activity, recovery in hydrogen in the Americas segment, better merchant demand, and new assets. Continued focus on pricing actions in our merchant businesses, including those intended to recover the escalating power and fuel costs, resulted in price improvement in our three largest segments. The unfavorable currency impact was primarily driven by the weakening of the Euro against the U.S. Dollar.
Cost of Sales and Gross Margin
Cost of sales of $6,717.3 increased 29%, or $1,514.3, from total cost of sales of $5,203.0 in the prior year, which included a $23.2 charge for a facility closure as discussed below. The increase was due to higher energy cost pass-through to customers of $854, unfavorable costs of $441, and higher costs associated with sales volumes of $404, partially offset by favorable currency impacts of $162. The unfavorable cost impact was primarily driven by power for our merchant business, higher planned maintenance, inflation, and supply chain challenges. Additionally, we also incurred higher costs to support long-term growth, such as costs for resources needed to bring projects onstream as well as costs for a helium storage cavern to support reliable helium supply to our customers globally. Gross margin of 26.4% decreased 410 bp from 30.5% in the prior year, primarily due to the unfavorable costs and higher energy cost pass-through to customers, partially offset by the positive impact of our pricing actions.
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

Selling and Administrative Expense
Selling and administrative expense of $676.7 increased 8%, or $50.4, primarily driven by increased headcount to support our growth strategy, costs associated with our new global headquarters, inflation, and higher incentive compensation, partially offset by a favorable currency impact from the strengthening of the U.S. Dollar. Selling and administrative expense as a percentage of sales decreased to 7.4% from 8.4% in the prior year.
Research and Development Expense
Research and development expense of $71.8 increased 6%, or $4.0, primarily due to higher product development costs. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Gain on Exchange with Joint Venture Partner
In the second quarter of fiscal year 2021, we recognized a gain of $36.8 ($27.3 after-tax, or $0.12 per share) on an exchange with the Tyczka Group, a former joint venture partner. As part of the exchange, we separated our 50/50 joint venture in Germany into two separate businesses so each party could acquire a portion of the business on a 100% basis. The gain included $12.7 from the revaluation of our previously held equity interest in the portion of the business that we retained and $24.1 from the sale of our interest in the remaining business. The gain is reflected as "Gain on exchange with joint venture partner" on our consolidated income statements for the nine months ended 30 June 2021 and was not recorded in segment results for our Europe segment. Refer to Note 3, Acquisitions, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $49.5 increased 15%, or $6.4, as income from the sale of assets in fiscal year 2022 was partially offset by a prior year settlement of a supply contract.
Operating Income and Operating Margin
Operating income of $1,712.3 increased 3%, or $47.6, due to higher volumes of $130 and positive pricing, net of power and fuel costs, of $116. These factors were partially offset by unfavorable costs of $160 and an unfavorable currency impact of $25. Higher costs were primarily attributable to operating and distribution costs driven by higher planned maintenance as well as various external factors, including inflation and supply chain challenges. In addition, the prior year included a charge of $23 associated with a facility closure, partially offset by a gain of $37 on an exchange with a joint venture partner.
Operating margin of 18.8% decreased 340 bp from 22.2% in the prior year, primarily due to higher energy cost pass-through to customers, which increases sales but not operating income, and unfavorable costs.
Equity Affiliates' Income
Equity affiliates' income of $384.7 increased 90%, or $182.4, primarily driven by the JIGPC joint venture, which began contributing to our results in the Middle East and India segment in late October 2021. Additionally, in the first quarter, we recognized the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs. Refer to Note 7, Equity Affiliates, to the consolidated financial statements for additional information.
Interest Expense

	Nine Months Ended
	30 June
	2022	2021
Interest incurred	$123.4	$127.7
Less: capitalized interest	27.9	19.3
Interest expense	$95.5	$108.4
Interest incurred decreased 3%, or $4.3, as the positive impact from a lower debt balance was partially offset by a higher average interest rate on the debt portfolio. Capitalized interest increased 45%, or $8.6, due to a higher carrying value of projects under construction.

Other Non-Operating Income (Expense), net
Other non-operating income of $42.2 decreased 25%, or $14.3, driven mainly by lower pension income. Non-service pension income decreased in fiscal year 2022 primarily due to lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan.
Discontinued Operations
For the nine months ended 30 June 2021, income from discontinued operations, net of tax, was $18.5. In the third quarter of fiscal year 2021, we recorded a net tax benefit of $8.2 ($0.04 per share) upon release of tax liabilities related to uncertain tax positions associated with our former EfW business. Additionally, we recorded a tax benefit of $10.3 ($0.05 per share) in the first quarter of fiscal year 2021, primarily from the settlement of a state tax appeal related to the gain on the sale of our former Performance Materials Division in fiscal year 2017.
Net Income and Net Income Margin
Net income of $1,673.5 increased 12%, or $177.4, primarily due to higher equity affiliates' income, higher volumes, and higher pricing, net of power and fuel costs, partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs. Additionally, the prior year included net income from discontinued operations of $18.5. Net income margin of 18.3% decreased 170 bp from 20.0% in the prior year, primarily due to higher energy cost pass-through to customers as unfavorable costs were offset by higher equity affiliates' income. The higher energy cost pass-through to customers negatively impacted margin by approximately 200 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $3,102.4 increased 9%, or $260.3, primarily due to higher equity affiliates' income, higher volumes, and higher pricing, net of power and fuel costs, partially offset by higher costs attributable to planned maintenance, inflation, and supply chain costs. Adjusted EBITDA margin of 34.0% decreased 400 bp from 38.0% in the prior year, primarily due to higher energy cost pass-through to customers as unfavorable costs were offset by higher equity affiliates' income. The higher energy cost pass-through to customers negatively impacted margin by approximately 400 bp.
Effective Tax Rate
Our effective tax rate was 18.1% and 18.6% for the nine months ended 30 June 2022 and 2021, respectively. The current year reflects a favorable effective tax rate impact from higher equity affiliates' income, which is primarily presented net of income taxes within income from continuing operations on our consolidated income statements. The prior year included a tax benefit of $21.5 from the release of tax reserves established for uncertain tax positions. This included a benefit of $12.2 ($0.05 per share) for the release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other").
Our results for the first nine months of the year also include higher tax benefits from share-based compensation vesting and stock option exercises. Because many of our share-based compensation grants vest in December, the tax benefits from these awards typically have a larger impact on our first quarter effective tax rate compared to other periods.
Our adjusted effective tax rate was 18.1% and 19.2% for the nine months ended 30 June 2022 and 2021, respectively.

Segment Analysis
Americas

	Nine Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$3,827.0	$3,052.4	$774.6	25%
Operating income	841.6	775.2	66.4	9%
Operating margin	22.0%	25.4%		(340) bp
Equity affiliates’ income	75.7	79.2	(3.5)	(4%)
Adjusted EBITDA	1,386.8	1,313.7	73.1	6%
Adjusted EBITDA margin	36.2%	43.0%		(680) bp

Sales % Change from Prior Year
Volume	6%
Price	5%
Energy cost pass-through	15%
Currency	(1%)
Total Americas Sales Change	25%
Sales of $3,827.0 increased 25%, or $774.6, due to higher energy cost pass-through to customers of 15%, higher volumes of 6%, and positive pricing of 5%, partially offset by an unfavorable currency impact of 1%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across all major product lines. The volume improvement was primarily driven by a recovery in hydrogen and better demand for merchant products in North America, while our merchant business in South America continued to experience weaker demand for medical oxygen. The unfavorable currency impact was primarily driven by the weakening of the Chilean Peso against the U.S. Dollar.
Operating income of $841.6 increased 9%, or $66.4, primarily from pricing, net of power and fuel costs, of $92 and favorable volumes of $31. Operating income was negatively impacted by unfavorable costs of $53, which were primarily attributable to higher planned maintenance, inflation, and supply chain challenges, including driver shortages that are broadly impacting the industry. Operating margin of 22.0% decreased 340 bp from 25.4% in the prior year, as higher energy cost pass-through to customers and higher costs were only partially offset by higher pricing. The higher energy cost pass-through to customers, which increases sales but not operating income, accounted for approximately 300 bp of the decline.
Equity affiliates’ income of $75.7 decreased 4%, or $3.5, primarily driven by our Mexico affiliate.

Asia

	Nine Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$2,283.0	$2,166.8	$116.2	5%
Operating income	635.3	632.4	2.9	—%
Operating margin	27.8%	29.2%		(140) bp
Equity affiliates’ income	18.5	24.2	(5.7)	(24%)
Adjusted EBITDA	984.0	988.0	(4.0)	—%
Adjusted EBITDA margin	43.1%	45.6%		(250) bp

Sales % Change from Prior Year
Volume	4%
Price	2%
Energy cost pass-through	—%
Currency	(1%)
Total Asia Sales Change	5%
Sales of $2,283.0 increased 5%, or $116.2, due to higher volumes of 4% and positive pricing of 2%, partially offset by unfavorable currency impacts of 1%. Volume growth was primarily attributable to several traditional industrial gas plants that were brought onstream in our on-site business across the region, and pricing improved across all major merchant product lines. The unfavorable currency impact was primarily driven by the weakening of the South Korean Won against the U.S. Dollar. Energy cost pass-through to customers was flat versus the prior year.
Operating income of $635.3 increased $2.9. Higher volumes of $42 and positive pricing, net of power and fuel costs, of $4 were mostly offset by higher operating costs of $35 and an unfavorable currency impact of $8. Higher costs were primarily driven by higher distribution and product sourcing costs, inflation, higher planned maintenance, and resources needed to support new project start-ups. Operating margin of 27.8% decreased 140 bp from 29.2% in the prior year primarily due to higher costs.
Equity affiliates’ income of $18.5 decreased 24%, or $5.7, primarily driven by an affiliate in Thailand.

Europe

	Nine Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$2,222.4	$1,701.3	$521.1	31%
Operating income	353.0	404.4	(51.4)	(13%)
Operating margin	15.9%	23.8%		(790)	bp
Equity affiliates’ income	57.8	39.1	18.7	48%
Adjusted EBITDA	559.8	596.3	(36.5)	(6%)
Adjusted EBITDA margin	25.2%	35.0%		(980)	bp

Sales % Change from Prior Year
Volume	1%
Price	14%
Energy cost pass-through	25%
Currency	(9%)
Total Europe Sales Change	31%

Sales of $2,222.4 increased 31%, or $521.1, due to higher energy cost pass-through to customers of 25%, higher pricing of 14%, and higher volumes of 1%, partially offset by an unfavorable currency impact of 9%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across all major product lines. Volume growth driven by better demand for merchant products was mostly offset by lower hydrogen demand. The unfavorable currency impact was primarily attributable to the weakening of the Euro against the U.S. Dollar.
Operating income of $353.0 decreased 13%, or $51.4, due to unfavorable volume mix of $27, higher costs of $28, and an unfavorable currency impact of $22, partially offset by higher pricing, net of power and fuel costs, of $26. Higher costs were primarily attributable to operating and distribution costs associated with energy-related supply chain challenges, inflation, and development of new projects. Operating margin of 15.9% decreased 790 bp from 23.8% in the prior year primarily due to higher energy cost pass-through to customers, which increases sales but not operating income and accounted for approximately 450 bp of the margin decline.
Equity affiliates’ income of $57.8 increased 48%, or $18.7, primarily driven by an affiliate in Italy.
Middle East and India

	Nine Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$88.0	$69.6	$18.4	26%
Operating income	16.5	16.8	(0.3)	(2%)
Equity affiliates' income	230.6	54.4	176.2	324%
Adjusted EBITDA	266.9	90.1	176.8	196%

Sales of $88.0 increased 26%, or $18.4, primarily due to a new plant in India and a small acquisition. Operating income of $16.5 decreased 2%, or $0.3, due to unfavorable volume mix and higher costs. Equity affiliates' income of $230.6 increased $176.2 primarily from the JIGPC joint venture, which began contributing to our results in late October 2021, as well as recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs, in the first quarter.

Corporate and other

	Nine Months Ended
	30 June
	2022	2021	$ Change	% Change
Sales	$708.2	$491.8	$216.4	44%
Operating loss	(134.1)	(177.7)	43.6	25%
Adjusted EBITDA	(95.1)	(146.0)	50.9	35%

Sales of $708.2 increased 44%, or $216.4, and operating loss of $134.1 decreased 25%, or $43.6, primarily due to higher sale of equipment project activity in air separation equipment and other non-LNG products.

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
There were no non-GAAP adjustments in the third quarter or first nine months of fiscal year 2022 that impacted diluted earnings per share or the effective tax rate.

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

	Three Months Ended 30 June
Q3 2022 vs. Q3 2021	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2022 GAAP	$627.4	$116.1	$134.2	$582.1	$2.62
2021 GAAP	577.1	63.2	101.7	525.4	2.36
Change GAAP					$0.26
% Change GAAP					11%

2022 GAAP	$627.4	$116.1	$134.2	$582.1	$2.62
No non-GAAP adjustments	—	—	—	—	—
2022 Non-GAAP ("Adjusted")	$627.4	$116.1	$134.2	$582.1	$2.62

2021 GAAP	$577.1	$63.2	$101.7	$525.4	$2.36
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$577.1	$63.2	$113.9	$513.2	$2.31
Change Non-GAAP ("Adjusted")					$0.31
% Change Non-GAAP ("Adjusted")					13%

	Nine Months Ended 30 June
2022 vs. 2021	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2022 GAAP	$1,712.3	$384.7	$370.2	$1,673.0	$7.52
2021 GAAP	1,664.7	202.3	337.5	1,470.2	6.61
Change GAAP					$0.91
% Change GAAP					14%

2022 GAAP	$1,712.3	$384.7	$370.2	$1,673.0	$7.52
No non-GAAP adjustments	—	—	—	—	—
2022 Non-GAAP ("Adjusted")	$1,712.3	$384.7	$370.2	$1,673.0	$7.52

2021 GAAP	$1,664.7	$202.3	$337.5	$1,470.2	$6.61
Facility closure	23.2	—	5.8	17.4	0.08
Gain on exchange with joint venture partner	(36.8)	—	(9.5)	(27.3)	(0.12)
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$1,651.1	$202.3	$346.0	$1,448.1	$6.51
Change Non-GAAP ("Adjusted")					$1.01
% Change Non-GAAP ("Adjusted")					16%

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended				Nine Months Ended
	30 June				30 June
	2022		2021		2022		2021
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$3,189.3		$2,604.7		$9,128.6		$7,481.9

Net income and net income margin	$587.1	18.4%	$532.3	20.4%	$1,673.5	18.3%	$1,496.1	20.0%
Less: Income from discontinued operations, net of tax	—	—%	8.2	0.3%	—	—%	18.5	0.2%
Add: Interest expense	32.7	1.0%	35.6	1.4%	95.5	1.0%	108.4	1.4%
Less: Other non-operating income (expense), net	10.5	0.3%	21.1	0.8%	42.2	0.5%	56.5	0.8%
Add: Income tax provision	134.2	4.2%	101.7	3.9%	370.2	4.1%	337.5	4.5%
Add: Depreciation and amortization	337.2	10.6%	335.7	12.9%	1,005.4	11.0%	988.7	13.2%
Add: Facility closure	—	—%	—	—%	—	—%	23.2	0.3%
Less: Gain on exchange with joint venture partner	—	—%	—	—%	—	—%	36.8	0.5%
Adjusted EBITDA and adjusted EBITDA margin	$1,080.7	33.9%	$976.0	37.5%	$3,102.4	34.0%	$2,842.1	38.0%

	Q3 2022 vs. Q3 2021				2022 vs. 2021
Change GAAP
Net income $ change	$54.8				$177.4
Net income % change	10%				12%
Net income margin change	(200) bp				(170) bp
Change Non-GAAP
Adjusted EBITDA $ change	$104.7				$260.3
Adjusted EBITDA % change	11%				9%
Adjusted EBITDA margin change	(360) bp				(400) bp

The tables below present sales and a reconciliation of operating income (loss) and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 30 June 2022 and 2021:

Sales	Americas	Asia	Europe	Middle East and India	Corporate and other
Q3 2022	$1,416.3	$751.4	$739.6	$35.4	$246.6
Q3 2021	1,063.3	751.8	599.4	23.9	166.3

	Americas	Asia	Europe		Middle East and India	Corporate and other
Q3 2022 GAAP
Operating income (loss)	$298.9	$210.6	$137.4		$6.9	($26.4)
Operating margin	21.1%	28.0%	18.6%
Q3 2021 GAAP
Operating income (loss)	$286.0	$219.1	$134.0		$6.1	($68.1)
Operating margin	26.9%	29.1%	22.4%
Q3 2022 vs. Q3 2021 Change GAAP
Operating income/loss $ change	$12.9	($8.5)	$3.4		$0.8	$41.7
Operating income/loss % change	5%	(4%)	3%		13%	61%
Operating margin change	(580) bp	(110) bp	(380)	bp

Q3 2022 Non-GAAP
Operating income (loss)	$298.9	$210.6	$137.4		$6.9	($26.4)
Add: Depreciation and amortization	160.5	107.6	48.9		6.8	13.4
Add: Equity affiliates' income	21.4	5.7	20.6		67.2	1.2
Adjusted EBITDA	$480.8	$323.9	$206.9		$80.9	($11.8)
Adjusted EBITDA margin	33.9%	43.1%	28.0%
Q3 2021 Non-GAAP
Operating income (loss)	$286.0	$219.1	$134.0		$6.1	($68.1)
Add: Depreciation and amortization	154.2	113.8	52.5		6.2	9.0
Add: Equity affiliates' income	24.6	8.3	11.6		17.1	1.6
Adjusted EBITDA	$464.8	$341.2	$198.1		$29.4	($57.5)
Adjusted EBITDA margin	43.7%	45.4%	33.0%
Q3 2022 vs. Q3 2021 Change Non-GAAP
Adjusted EBITDA $ change	$16.0	($17.3)	$8.8		$51.5	$45.7
Adjusted EBITDA % change	3%	(5%)	4%		175%	79%
Adjusted EBITDA margin change	(980) bp	(230) bp	(500)	bp

The tables below present sales and a reconciliation of operating income (loss) and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the nine months ended 30 June 2022 and 2021:

Sales	Americas	Asia	Europe	Middle East and India	Corporate and other
2022	$3,827.0	$2,283.0	$2,222.4	$88.0	$708.2
2021	3,052.4	2,166.8	1,701.3	69.6	491.8

	Americas	Asia	Europe		Middle East and India	Corporate and other
2022 GAAP
Operating income (loss)	$841.6	$635.3	$353.0		$16.5	($134.1)
Operating margin	22.0%	27.8%	15.9%
2021 GAAP
Operating income (loss)	$775.2	$632.4	$404.4		$16.8	($177.7)
Operating margin	25.4%	29.2%	23.8%
2022 vs. 2021 Change GAAP
Operating income/loss $ change	$66.4	$2.9	($51.4)		($0.3)	$43.6
Operating income/loss % change	9%	—%	(13%)		(2%)	25%
Operating margin change	(340) bp	(140) bp	(790)	bp

2022 Non-GAAP
Operating income (loss)	$841.6	$635.3	$353.0		$16.5	($134.1)
Add: Depreciation and amortization	469.5	330.2	149.0		19.8	36.9
Add: Equity affiliates' income	75.7	18.5	57.8		230.6	2.1
Adjusted EBITDA	$1,386.8	$984.0	$559.8		$266.9	($95.1)
Adjusted EBITDA margin	36.2%	43.1%	25.2%
2021 Non-GAAP
Operating income (loss)	$775.2	$632.4	$404.4		$16.8	($177.7)
Add: Depreciation and amortization	459.3	331.4	152.8		18.9	26.3
Add: Equity affiliates' income	79.2	24.2	39.1		54.4	5.4
Adjusted EBITDA	$1,313.7	$988.0	$596.3		$90.1	($146.0)
Adjusted EBITDA margin	43.0%	45.6%	35.0%
2022 vs. 2021 Change Non-GAAP
Adjusted EBITDA $ change	$73.1	($4.0)	($36.5)		$176.8	$50.9
Adjusted EBITDA % change	6%	—%	(6%)		196%	35%
Adjusted EBITDA margin change	(680) bp	(250) bp	(980)	bp

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes.

	Three Months Ended 30 June		Nine Months Ended 30 June
	2022	2021	2022	2021
Income tax provision	$134.2	$101.7	$370.2	$337.5
Income from continuing operations before taxes	721.3	625.8	2,043.7	1,815.1
Effective tax rate	18.6%	16.3%	18.1%	18.6%

Income tax provision	$134.2	$101.7	$370.2	$337.5
Facility closure	—	—	—	5.8
Gain on exchange with joint venture partner	—	—	—	(9.5)
Tax election benefit and other	—	12.2	—	12.2
Adjusted income tax provision	$134.2	$113.9	$370.2	$346.0

Income from continuing operations before taxes	$721.3	$625.8	$2,043.7	$1,815.1
Facility closure	—	—	—	23.2
Gain on exchange with joint venture partner	—	—	—	(36.8)
Adjusted income from continuing operations before taxes	$721.3	$625.8	$2,043.7	$1,801.5
Adjusted effective tax rate	18.6%	18.2%	18.1%	19.2%

CAPITAL EXPENDITURES
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2022	2021
Cash used for (provided by) investing activities	$2,844.1	$2,318.0
Proceeds from sale of assets and investments	32.8	30.0
Purchases of investments	(1,247.9)	(1,953.8)
Proceeds from investments	2,219.2	1,535.2
Other investing activities	6.9	4.1
Capital expenditures	$3,855.1	$1,933.5

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
As of 30 June 2022, we had $1,807.5 of foreign cash and cash items compared to total cash and cash items of $2,957.4. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Nine Months Ended 30 June	2022	2021
Income from continuing operations attributable to Air Products	$1,673.0	$1,470.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,005.4	988.7
Deferred income taxes	69.0	87.0
Facility closure	—	23.2
Undistributed earnings of equity method investments	(184.8)	(77.8)
Gain on sale of assets and investments	(21.4)	(30.3)
Share-based compensation	37.0	34.6
Noncurrent lease receivables	65.5	78.3
Other adjustments	(139.2)	(26.8)
Changes in working capital accounts	(291.3)	(38.2)
Cash Provided by Operating Activities	$2,213.2	$2,508.9
For the first nine months of fiscal year 2022, cash provided by operating activities was $2,213.2. Undistributed earnings of equity method investments reflects activity from the JIGPC joint venture, which began contributing to our results in October 2021. We received a cash distribution of approximately $100 from this joint venture in the third quarter. The working capital accounts were a use of cash of $291.3, primarily driven by a use of cash of $389.7 from trade receivables, less allowances, $118.1 from other working capital, and $80.8 from inventory partially offset by a source of cash of $320.1 from payables and accrued liabilities. The use of cash within trade receivables includes the impacts of higher underlying sales and higher natural gas costs contractually passed through to customers. The source of cash within payables and accrued liabilities primarily resulted from customer advances for sale of equipment projects and higher natural gas costs. The use of cash within other working capital primarily relates to contract fulfillment costs and the timing of income tax payments.
For the first nine months of fiscal year 2021, cash provided by operating activities was $2,508.9. The working capital accounts were a use of cash of $38.2, primarily driven by $110.9 from other working capital and $84.3 from trade receivables, less allowances, partially offset by a $139.8 source of cash from payables and accrued liabilities. The use within "other working capital" was primarily due to an increase in contract fulfillment costs related to sale of equipment projects. The use of cash within trade receivables, less allowances, primarily resulted from higher natural gas costs contractually passed through to customers. The source within payables and accrued liabilities was primarily due to customer advances on sale of equipment projects and an increase in accrued utilities due to higher natural gas costs.

Cash Flows From Investing Activities

Nine Months Ended 30 June	2022	2021
Additions to plant and equipment, including long-term deposits	($2,139.1)	($1,847.8)
Acquisitions, less cash acquired	(65.1)	(9.8)
Investment in and advances to unconsolidated affiliates	(1,650.9)	(75.9)
Proceeds from sale of assets and investments	32.8	30.0
Purchases of investments	(1,247.9)	(1,953.8)
Proceeds from investments	2,219.2	1,535.2
Other investing activities	6.9	4.1
Cash Used for Investing Activities	($2,844.1)	($2,318.0)
For the first nine months of fiscal year 2022, cash used for investing activities was $2,844.1. Capital expenditures primarily included $2,139.1 for additions to plant and equipment, including long-term deposits and $1,650.9 for investment in and advances to unconsolidated affiliates. Refer to the Capital Expenditures section below for further detail. Proceeds from investments of $2,219.2 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $1,247.9.
For the first nine months of fiscal year 2021, cash used by investing activities was $2,318.0. Capital expenditures for plant and equipment, including long-term deposits, were $1,847.8. Purchases of investments with terms greater than three months but less than one year of $1,953.8 exceeded proceeds from investments of $1,535.2, which resulted from maturities of time deposits and treasury securities.
Capital Expenditures
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We present a reconciliation of our capital expenditures to cash used for investing activities on page 54.

	Nine Months Ended
	30 June
	2022	2021
Additions to plant and equipment, including long-term deposits	$2,139.1	$1,847.8
Acquisitions, less cash acquired	65.1	9.8
Investment in and advances to unconsolidated affiliates(A)	1,650.9	75.9
Capital Expenditures	$3,855.1	$1,933.5
(A)Includes contributions from noncontrolling partners in consolidated subsidiaries as discussed below.
Capital expenditures for the first nine months of fiscal year 2022 totaled $3,855.1 compared to $1,933.5 for the first nine months of fiscal year 2021. The increase of $1,921.6 was primarily driven by our initial investment of $1.6 billion in the new JIGPC joint venture, which included approximately $130 from a non-controlling partner in one of our subsidiaries. We expect to make an additional investment of approximately $1 billion, which will also include a contribution from our non-controlling partner, for the second phase of the project in 2023. Refer to Note 7, Equity Affiliates, to the consolidated financial statements for additional information.
Outlook for Investing Activities
We expect capital expenditures for fiscal year 2022 to be over $4.5 billion.
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

Cash Flows From Financing Activities

Nine Months Ended 30 June	2022	2021
Long-term debt proceeds	$357.0	$160.9
Payments on long-term debt	(400.0)	(462.8)
Net increase in commercial paper and short-term borrowings	255.0	38.7
Dividends paid to shareholders	(1,023.9)	(924.7)
Proceeds from stock option exercises	16.3	8.1
Other financing activities	(16.5)	(23.3)
Cash Used for Financing Activities	($812.1)	($1,203.1)
For the first nine months of fiscal year 2022, cash used for financing activities was $812.1. The use of cash was primarily driven by dividend payments to shareholders of $1,023.9 and payments on long-term debt of $400.0 for the repayment of a 3.0% Senior Note. These uses of cash were partially offset by short-term borrowings and long-term debt proceeds of $357.0 and $255.0, respectively.
For the first nine months of fiscal year 2021, cash used for financing activities was $1,203.1 and primarily included dividend payments to shareholders of $924.7 and payments on long-term debt of $462.8, partially offset by long-term debt proceeds of $160.9. The payments on long-term debt included the repayment of a €350 million Eurobond in June 2021.
Financing and Capital Structure
Debt
Capital needs in the first nine months of fiscal year 2022 were satisfied with our cash balance and cash from operations. Total debt decreased from $7,637.2 as of 30 September 2021 to $7,586.2 as of 30 June 2022. Total debt includes related party debt of $620.6 and $358.4 as of 30 June 2022 and 30 September 2021, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 June 2022, we are in compliance with all of the financial and other covenants under our debt agreements.
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
The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 30 June 2022 and 30 September 2021, expressed as a percentage of total capitalization, was 34.8% and 35.2%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 30 June 2022.
We also have credit facilities available to certain of our foreign subsidiaries totaling $478.6, of which $439.0 was borrowed and outstanding as of 30 June 2022. The amount borrowed and outstanding as of 30 September 2021 was $176.2.
Equity Securities
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares in the first nine months of fiscal years 2022 or 2021. As of 30 June 2022, $485.3 in share repurchase authorization remained.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We have increased our quarterly dividend for the last 40 consecutive years. We expect to continue to pay cash dividends in the future at comparable or increased levels.

On 19 May 2022, the Board of Directors declared a quarterly dividend of $1.62 per share, representing an 8% increase, or $0.12 per share, from the prior year dividend of $1.50 per share. The dividend is payable on 8 August 2022 to shareholders of record at the close of business on 1 July 2022.
Subsequent Event
On 15 July 2022, the Board of Directors declared a quarterly dividend of $1.62 per share. The dividend is payable on 14 November 2022 to shareholders of record at the close of business on 3 October 2022.
Discontinued Operations
For the first nine months of fiscal year 2021, cash provided by operating activities of discontinued operations of $6.7 resulted from cash received as part of a state tax settlement related to the sale of our former Performance Materials Division in fiscal year 2017.
PENSION BENEFITS
For the nine months ended 30 June 2022 and 2021, net periodic pension benefit was $1.9 and $29.0, respectively. These periods included service-related costs of $31.5 and $34.3, respectively, which are reflected on our consolidated income statements within "Operating income." The amount of service costs capitalized in the first nine months of fiscal years 2022 and 2021 were not material. Non-service related benefits were $33.4 and $63.3 for the nine months ended 30 June 2022 and 2021, respectively. The decrease in fiscal year 2022 primarily resulted from lower expected returns on assets due to the increased percentage of fixed income investments within the plan asset portfolios and higher interest cost, partially offset by lower actuarial loss amortization. Non-service related benefits are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
For the nine months ended 30 June 2022, we recognized pension settlement losses of $5.1 to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss primarily associated with the U.S. supplementary pension plan. These losses are included within "Other non-operating income (expense), net" on our consolidated income statements. We expect total pension settlement losses of approximately $10 in fiscal year 2022.
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2022 and 2021, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $31.7 and $34.0, respectively. Total contributions for fiscal year 2022 are expected to be approximately $40 to $50. During fiscal year 2021, total contributions were $44.6.
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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2021 Form 10-K. There have been no changes to our accounting policies or estimates during the first nine months of fiscal year 2022 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.
In March 2022, we announced our intent to divest our small industrial gas business in Russia due to Russia's invasion of Ukraine. As a result, we reclassified assets that met the held for sale criteria in our Europe segment to "Other receivables and current assets" in the second quarter of fiscal year 2022. Refer to Note 1, Basis of Presentation and Major Accounting Policies, to the consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2021 Form 10-K.
Our net financial instrument position decreased from a liability of $7,850.3 at 30 September 2021 to a liability of $6,774.0 at 30 June 2022. The decrease was primarily due to the effect of higher interest rates on the fair value of U.S. Dollar- and Euro-denominated fixed-rate debt and the effect of a stronger U.S. Dollar on foreign currency-denominated debt.
Interest Rate Risk
Our debt portfolio as of 30 June 2022, including the effect of currency and interest rate swap agreements, was composed of 80% fixed-rate debt and 20% variable-rate debt. Our debt portfolio as of 30 September 2021, including the effect of currency and interest rate swap agreements, was composed of 89% fixed-rate debt and 11% variable-rate debt. The increase in variable-rate debt is the result of a $600 million increase in the outstanding notional of fixed-to-variable interest rate swaps.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2022, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $407 and $587 in the net liability position of financial instruments at 30 June 2022 and 30 September 2021, respectively. A 100 bp decrease in market interest rates would result in an increase of $479 and $692 in the net liability position of financial instruments at 30 June 2022 and 30 September 2021, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2021.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 30 June 2022, with all other variable held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $156 and $343 in the net liability position of financial instruments at 30 June 2022 and 30 September 2021, respectively. The lower decrease or increase from a 10% strengthening or weakening, respectively, was primarily due to the origination of project cost hedges that generate losses and increase the net liability position when the functional currency strengthens or generate gains and decrease the net liability position when the functional currency weakens.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2022, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022.†

	10.2	Air Products and Chemicals, Inc. Senior Management Severance Plan and Summary Plan Description effective 1 August 2022.†

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	4 August 2022