Form 10-K
period 2022-09-30
Air Products & Chemicals, Inc.
filed 2022-11-22
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2022
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2022 was approximately $55.3 billion. For purposes of the foregoing calculations, all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock issued and outstanding as of 31 October 2022 was 221,865,971.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023 are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2022

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
•changes in global or regional economic conditions, inflation, and supply and demand dynamics in the market segments we serve, including demand for technologies and projects to limit the impact of global climate change;
•changes in the financial markets that may affect the availability and terms on which we may obtain financing;
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
•our ability to safely develop, operate, and manage costs of large-scale and technically complex projects;
•the future financial and operating performance of major customers, joint ventures, and equity affiliates;
•our ability to develop, implement, and operate new technologies and to market products produced utilizing new technologies;
•our ability to execute the projects in our backlog and refresh our pipeline of new projects;
•tariffs, economic sanctions and regulatory activities in jurisdictions in which we and our affiliates and joint ventures operate;
•the impact of environmental, tax, safety, or other legislation, as well as regulations and other public policy initiatives affecting our business and the business of our affiliates and related compliance requirements, including legislation, regulations, or policies intended to address global climate change;
•changes in tax rates and other changes in tax law;
•safety incidents relating to our operations;
•the timing, impact, and other uncertainties relating to acquisitions and divestitures, including our ability to integrate acquisitions and separate divested businesses, respectively;

FORWARD-LOOKING STATEMENTS (CONTINUED)
•risks relating to cybersecurity incidents, including risks from the interruption, failure or compromise of our information systems;
•catastrophic events, such as natural disasters and extreme weather events, public health crises, acts of war, including Russia's invasion of Ukraine and the ongoing civil war in Yemen, or terrorism;
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

PART I
Item 1. Business
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, provides essential industrial gases, related equipment, and applications expertise to customers around the world. We have a sustainability-driven two-pillar growth strategy that includes expansion and efficient operation of our core industrial gases business and execution of projects that provide world-scale clean hydrogen. We serve customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food. We also develop, engineer, build, own, and operate some of the world’s largest industrial gas and carbon-capture projects, supplying clean hydrogen that will support global transportation, industrial markets, and the broader energy transition away from fossil fuels. We have built leading positions in several growth markets, such as hydrogen, helium, and liquefied natural gas ("LNG") process technology and equipment, and provide turbomachinery, membrane systems, and cryogenic containers globally.
As used in this report, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” "Air Products," or “registrant” include our controlled subsidiaries and affiliates.
Except as otherwise noted, the description of our business below reflects our continuing operations. Refer to Note 5, Discontinued Operations, to the consolidated financial statements for activity associated with discontinued operations.
During the fiscal year ended 30 September 2022 (“fiscal year 2022”), we reported our continuing operations in five reporting segments under which we managed our operations, assessed performance, and reported earnings: Americas; Asia; Europe; Middle East and India; and Corporate and other. The discussion that follows is based on those operations. Refer to Note 23, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments.
Industrial Gases Business
Our industrial gases business is organized and operated regionally. Our industrial gases business produces and sells atmospheric gases, such as oxygen, nitrogen, and argon; process gases, such as hydrogen, helium, carbon dioxide (CO2), carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide); and specialty gases. Atmospheric gases are produced through various air separation processes, of which cryogenic is the most prevalent, while process gases are produced by methods other than air separation. For example, hydrogen, carbon monoxide, and syngas are produced by steam methane reforming of natural gas and by the gasification of liquid and solid hydrocarbons. For the production of hydrogen, we purify byproduct sources obtained from the chemical and petrochemical industries. Today, we primarily produce hydrogen from hydrocarbons without carbon capture. Our newer energy transition projects are focused on producing clean hydrogen from hydrocarbons with carbon capture (known as “blue hydrogen”) as well as from renewable energy (known as “green hydrogen”). Helium is produced as a byproduct of gases extracted from underground reservoirs, primarily natural gas, but also CO2 purified before resale. The industrial gases business also develops, builds, and operates equipment for the production or processing of gases, such as air separation units and non-cryogenic generators.
The regional segments supply gases, related equipment, and applications in the relevant region to diversified customers in many industries, including those in refining, chemicals, metals, electronics, manufacturing, medical, and food. Hydrogen is used by refiners to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels, as well as in the developing hydrogen-for-mobility markets. We have hydrogen fueling stations that support commercial markets as well as demonstration projects across the globe. The chemicals industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and syngas as feedstocks in the production of many basic chemicals. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. Oxygen is used in combustion and industrial heating applications, including in the steel, certain nonferrous metals, glass, and cement industries. Nitrogen applications are used in food processing for freezing and preserving flavor, and nitrogen is used for inerting in various fields, including the metals, chemical, and semiconductor industries. Helium is used in laboratories and healthcare for cooling and in other industries for pressurizing, purging, and lifting. Argon is used in the metals and other industries for its unique inerting, thermal conductivity, and other properties. Industrial gases are also used in welding and providing healthcare and are utilized in various manufacturing processes to make them more efficient and to optimize performance.

Industrial gases are generally produced at or near the point of use given the complexity and inefficiency with storing molecules at low temperatures. Helium, however, is generally sourced globally, at long distances from point of sale. As a result, we maintain an inventory of helium stored in our fleet of ISO containers as well as at the U.S. Bureau of Land Management underground storage facility in Amarillo, Texas, and our storage cavern near Beaumont, Texas.
We distribute gases to our sale of gas customers through different supply modes depending on various factors including the customer's volume requirements and location. Our supply modes are as follows:
•Liquid Bulk—Product is delivered in bulk in either liquid or gaseous form via tanker or tube trailer and stored, usually in its liquid state, in equipment that we typically design and install at the customer’s site for vaporizing into a gaseous state as needed. Liquid bulk sales are usually governed by three- to five-year contracts.
•Packaged Gases—Small quantities of product are delivered in either cylinders or dewars. We operate packaged gas businesses in Europe, Asia, and Latin America. In the United States, our packaged gas business sells products (principally helium) only for the electronics and magnetic resonance imaging industries.
•On-Site Gases—Large quantities of hydrogen, nitrogen, oxygen, carbon monoxide, and syngas are provided to customers, principally in the energy production and refining, chemical, metals, and electronics industries worldwide, that require large volumes of gases and have relatively constant demand. Gases are produced and supplied by large facilities we construct or acquire on or near the customers’ facilities or by pipeline systems from centrally located production facilities. These sale of gas contracts are generally governed by 15- to 20-year contracts. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically via a 10- to 15-year sale of gas contract.
Electricity is the largest cost component in the production of atmospheric gases. Steam methane reformers utilize natural gas as the primary raw material and gasifiers use liquid and solid hydrocarbons as the principal raw material for the production of hydrogen, carbon monoxide, and syngas. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, and cost pass-through and tolling arrangements. During fiscal year 2022, no significant difficulties were encountered in obtaining adequate supplies of power and natural gas.
We obtain helium from a number of sources globally, including crude helium for purification from the U.S. Bureau of Land Management's helium reserve.
The regional industrial gases segments also include our share of the results of several joint ventures accounted for under the equity method. Our share of our investees' net earnings is primarily presented net of income taxes within “Equity affiliates’ income" on our consolidated income statements. The largest of these joint ventures operate in China, India, Italy, Mexico, Saudi Arabia, South Africa, and Thailand. The carrying value of our equity method investments is reflected as "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets.
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
Overall regional industrial gases sales constituted approximately 92%, 92%, and 94% of consolidated sales in fiscal years 2022, 2021, and 2020, respectively. Sales of atmospheric gases constituted approximately 43%, 47%, and 47% of consolidated sales in fiscal years 2022, 2021, and 2020, respectively, while sales of tonnage hydrogen, syngas, and related products constituted approximately 28%, 22%, and 22% of consolidated sales in fiscal years 2022, 2021, and 2020, respectively.

Industrial Gases Equipment
We design and manufacture equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment includes activity related to the sale of cryogenic and gas processing equipment for air separation. The equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. The Corporate and other segment also includes our LNG equipment business, our Gardner Cryogenics business fabricating helium and hydrogen transport and storage containers, and our Rotoflow business, which manufactures turboexpanders and other precision rotating equipment. Steel, aluminum, and capital equipment subcomponents such as compressors are the principal raw materials in the manufacturing of equipment. Raw materials for individual projects typically are acquired under firm purchase agreements. Equipment is produced at our manufacturing sites with certain components being procured from subcontractors and vendors. Competition in the equipment business is based primarily on plant efficiency, service, technical know-how, and price, as well as schedule and plant performance guarantees. Sale of equipment constituted approximately 8%, 8%, and 6% of consolidated sales in fiscal years 2022, 2021, and 2020, respectively.
International Operations
Through our subsidiaries, affiliates, and joint ventures accounted for using the equity method, we conduct business in approximately 50 countries outside the United States. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, tariffs, trade sanctions, import and export controls, and other economic, political, and regulatory policies of local governments described in Item 1A, Risk Factors, below.
We have majority or wholly owned foreign subsidiaries that operate in Canada and approximately 20 countries in Europe (including the Netherlands, Poland, Spain, and the countries of the United Kingdom); approximately 10 countries and regions in Asia (including China, South Korea, and Taiwan); approximately 10 countries in Latin America (including Brazil and Chile); approximately five countries in the Middle East (including Saudi Arabia and Israel), and approximately five countries in Africa. We also own less-than-controlling interests in entities operating in Europe, Asia, Latin America, the Middle East, and Africa.
Financial information about our foreign operations and investments is included in Note 7, Equity Affiliates; Note 21, Income Taxes; and Note 23, Business Segment and Geographic Information, to the consolidated financial statements included under Item 8, below. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Basis of Presentation and Major Accounting Policies, and information on our exposure to currency fluctuations is included in Note 12, Financial Instruments, to the consolidated financial statements, included under Item 8, below, and in “Foreign Currency Exchange Rate Risk,” included under Item 7A, below.
Technology Development
We pursue a market-oriented approach to technology development through research and development, engineering, and commercial development processes. We conduct research and development principally in our laboratories located in the United States (Allentown, Pennsylvania), the United Kingdom (Basingstoke and Carrington), Spain (Barcelona), China (Shanghai), and Saudi Arabia (Dhahran). We also fund and cooperate in research and development programs conducted by a number of major universities and undertake research work funded by others, including the United States government.
Development of technology for use within the Industrial Gases business focuses primarily on new and improved processes and equipment for the production and delivery of industrial gases and new or improved applications for industrial gas products.
During fiscal year 2022, we owned approximately 674 United States patents, approximately 3,245 foreign patents, and were a licensee under certain patents owned by others. While the patents and licenses are considered important, we do not consider our business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Environmental Regulation
We are subject to various environmental laws, regulations, and public policies in the countries in which we have operations. Compliance with these measures often results in higher capital expenditures and costs. In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law); Resource Conservation and Recovery Act ("RCRA"); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Our accounting policy for environmental expenditures is discussed in Note 1, Basis of Presentation and Major Accounting Policies, and environmental loss contingencies are discussed in Note 16, Commitments and Contingencies, to the consolidated financial statements, included under Item 8, below.
Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (“GHG”), including CO2. These include existing coverage under the European Union Emission Trading System, the California Cap-and-Trade Program, China’s Emission Trading Scheme and its nation-wide expansion, and South Korea’s Emission Trading Scheme. In the Netherlands, a CO2 emissions tax was enacted on 1 January 2021. In Canada, Alberta’s Technology Innovation and Emission Reduction System went into effect 1 January 2020. In Ontario, Environment & Climate Change Canada’s Output Based Pricing System (“OBPS”) was replaced by the GHG Emissions Performance Standards ("EPS") program beginning 1 January 2022. In Singapore, the Carbon Pricing Tax Act was implemented effective 1 January 2019. In Taiwan, Greenhouse Gases Emissions Registration and Verification Management Act will be enforced beginning in 2023. In addition, the U.S. Environmental Protection Agency (“EPA”) requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. Some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
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
Regulation of GHG may also produce new opportunities for us. We continue to develop technologies to help our facilities and our customers lower energy consumption, improve efficiency and lower emissions. We see significant opportunities for hydrogen for mobility and energy transition, carbon capture technologies, and gasification.
We estimate that we spent approximately $10 million, $8 million, and $4 million in fiscal years 2022, 2021, and 2020, respectively, on capital projects reflected in continuing operations to control pollution. Capital expenditures to control pollution are estimated to be approximately $11 million in both fiscal years 2023 and 2024.
For additional information regarding environmental matters, refer to Note 16, Commitments and Contingencies, to the consolidated financial statements.
Sustainability
Our Sustainability Report details our growth strategy and the role our employees play in achieving our goals. Through our "Grow–Conserve–Care" approach to sustainability, we are growing responsibly alongside our customers through sustainability-driven opportunities, conserving resources, and caring for our employees and communities. Our latest Sustainability Report is available at www.airproducts.com/company/sustainability/sustainability-report. The information posted on our website, including our Sustainability Report, is not incorporated by reference into, and does not form part of, this Annual Report on Form 10-K.
During fiscal 2022, we announced new sustainability goals, including a commitment to $15 billion in energy transition projects through 2027. We believe our higher purpose is to bring people together to collaborate and innovate solutions to the world’s most significant energy and environmental sustainability challenges. We are living this commitment, putting sustainability in action through our major global projects that will support the energy transition.

Human Capital Management
As of 30 September 2022, we had approximately 21,900 employees, of which over 90% were working full-time and 62% were located outside the United States. We have collective bargaining agreements with unions and works councils at certain locations that expire on various dates over the next four years. Approximately 17% of our total workforce is covered by such agreements. Overall, we have a corporate strategy supported by our leaders and enabled by a positive organizational culture.
We believe our employees are our most valuable asset and are critical to our success as an organization. Our goal is to be the safest, most diverse, and most profitable industrial gas company in the world, providing excellent service to our customers. Integral to our success is the continued development of our 4S culture (Safety, Speed, Simplicity and Self-Confidence) and creating a work environment where our employees feel that they belong and matter. Our talent-related initiatives, including employee recruitment and development, diversity and inclusion, and compensation and benefit programs, focus on building and retaining the world-class talent needed to execute our two-pillar growth strategy and fulfill Air Products' higher purpose.
Safety
Safety is fundamental to who we are as a company. Safety is a shared value, and our employees’ commitment to safety is demonstrated in many ways every day. Safety is a critical component of everything we do, everywhere in the world. Our goal is to be the safest industrial gas company in the world.
Diversity, Inclusion, and Belonging
Our 2022 Sustainability Report sets forth our announced goals to further increase the percentage of women and U.S. minorities in professional and managerial roles and the recruitment and talent development strategies we have in place to ensure we meet these ambitions. By 2025, Air Products aims to achieve at least 28 percent female representation in the professional and managerial population globally, and at least 30 percent minority representation in that same population in the United States. We established these goals following analysis of our global employee representation metrics and future talent needs, as well as assessing industry benchmarks and peer companies. For more information on these initiatives and to access our most recent Equal Employment Opportunity EEO-1 Report, please refer to our Diversity, Inclusion and Belonging website at www.airproducts.com/company/diversity. The information posted on our website is not incorporated by reference into, and does not form part of, this Annual Report on Form 10-K.
Compensation
As detailed in our 2022 Sustainability Report, in order to create a diverse workplace, individuals must be compensated fairly and equitably. A work environment where employees know they belong and matter includes fair and equitable pay. Our pay practices apply equally to all employees irrespective of gender, race, religion, disability, age, or any other form of personal difference. We strive to pay competitively in local markets where we do business and compete for talent. We benchmark our compensation to ensure that we are keeping pace with the market to provide competitive pay and benefits.
Seasonality
Our businesses are not subject to seasonal fluctuations to any material extent.
Inventories
We maintain inventory where required to facilitate the supply of products to customers on a reasonable delivery schedule. Inventory consists primarily of crude helium, industrial gas, and specialty gas inventories supplied to customers through liquid bulk and packaged gases supply modes.
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated sales. We do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, we have several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to our consolidated revenue, could have an adverse impact on our financial results.
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
Our Executive Officers
Our executive officers and their respective positions and ages on 22 November 2022 follow. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
Seifi Ghasemi	78	Chairman, President, and Chief Executive Officer (became Chairman, President and Chief Executive Officer in 2014 and previously served as Chairman and Chief Executive Officer of Rockwood Holdings, Inc. from 2001 to 2014). Mr. Ghasemi is a member and Chairman of the Board of Directors and the Chairman of the Executive Committee of the Board of Directors.
Sean D. Major	58	Executive Vice President, General Counsel and Secretary since 2017. Previously, Mr. Major served as Executive Vice President, General Counsel and Secretary for Joy Global Inc. from 2007 to 2017.
Melissa N. Schaeffer	43	Senior Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in August 2021). Ms. Schaeffer joined the Company in 2016 and most recently served as Vice President, Finance – GEMTE, Americas, Middle East, and India from 2020 to 2021 and previously served as Vice President, Chief Audit Executive from 2016 to 2020.
Dr. Samir J. Serhan	61	Chief Operating Officer (Executive Vice President since December 2016 and Chief Operating Officer since May 2020). Dr. Serhan served as President, Global HyCO, from 2014 to 2016 for Praxair Inc. From 2000-2014, he worked in leadership positions in the U.S. and Germany for The Linde Group, including as Managing Director of Linde Engineering from 2008-2014.

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
The COVID-19 global pandemic, including resurgences and variants of the virus that causes COVID-19, and efforts to reduce its spread have led, and may continue to lead to, significant changes in levels of economic activity and significant disruption and volatility in global markets. These factors have led, and may continue to lead, to reduced demand for industrial gas products, particularly in our merchant business. In addition, COVID-19 may result in reduced sales in our other businesses, lower returns for certain of our projects, and the potential delay or cancellation of certain projects in our pipeline. These effects may be exacerbated by actions by health or other governmental authorities to attempt to reduce the transmission of COVID-19.

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
Demand for our products and services depends in part on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past, including most recently due to COVID-19, and may do so in the future. In addition, our growth strategy is largely based on demand for technologies and projects that limit the impact of global climate change. Demand for our solutions could be negatively impacted if public and private actors reduce their focus on reducing carbon emissions. Reduced demand for our products and services would have a negative impact on our revenues and earnings. In addition, reduced demand could depress sales, reduce our margins, constrain our operating flexibility or reduce efficient utilization of our manufacturing capacity, or result in charges which are unusual or nonrecurring. Excess capacity in our manufacturing facilities or those of our competitors could decrease our ability to maintain pricing and generate profits.
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
In fiscal year 2022, over 60% of our sales were derived from customers outside the United States and many of our operations, suppliers, and employees are located outside the United States. Our operations in foreign jurisdictions may be subject to risks including exchange control regulations, import and trade restrictions, trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Changing economic and political conditions within foreign jurisdictions, strained relations between countries, or the imposition of tariffs or international sanctions can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. The occurrence of any of these risks could have a material adverse impact on our financial condition, results of operation, and cash flows.

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
Risks Related to Our Business
Risks related to the approval, execution, and operation of our projects, particularly with respect to our largest projects, may adversely affect our operations or financial results.
A significant and growing portion of our business involves clean hydrogen, carbon capture, gasification, and other large-scale projects that involve challenging engineering, procurement and construction phases that may last several years and involve the investment of billions of dollars. These projects are technically complex, often reliant on significant interaction with government authorities and face significant financing, development, operational and reputational risks. These projects may also be subject to complex government approvals, as well as legal or regulatory challenges by government authorities or third parties. Delays in receiving required approvals or related to litigation could require us to delay or abandon certain projects, which may result in the incurrence of additional expense, the loss of invested proceeds and reputational damage.
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
We may be unable to successfully identify, execute or effectively integrate acquisitions, manage our joint ventures, or effectively disentangle divested businesses.
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
In addition, some of our largest projects involve joint ventures. These arrangements may involve significant risks and uncertainties, including our ability to cooperate with our strategic partners, our strategic partners having interests or goals that are inconsistent with ours, and the potential that our strategic partners may be unable to meet their economic or other obligations to the joint venture, which may negatively impact the expected benefits of the joint venture and cause us to incur additional expense or suffer reputational damage. In addition, due to the nature of these arrangements, we may have limited ability to direct or influence the management of the joint venture, which may limit our ability to assist and oversee the design and implementation of the joint venture’s business as well as its accounting, legal, governance, human resources, information technology, and other administrative systems. This may expose us to additional risks and uncertainties because we may be dependent upon and subject to liability, losses, or reputational damage relating to systems, controls, and personnel that are not under our control. These risks may be augmented when the joint venture is operating outside the United States due to differences in language, culture, and regulation, as well as the factors listed above that are relevant to our international operations.

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
We are continually developing and implementing new technologies and product offerings. Existing technologies are being implemented in products and designs or at scales beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted, or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. We may face difficulties marketing products produced using new technologies including, but not limited to, green hydrogen, which may adversely impact our sales and financial results. In addition, certain large-scale projects may contain processes or technologies that we have not operated at the same scale or in the same combination, and although such projects generally include technologies and processes that have been demonstrated previously by others, such technologies or processes may be new to us and may introduce new risks to our operations. Additionally, there is also a risk that our new technologies may become obsolete and replaced by other market alternatives. Performance difficulties on these larger projects may have a material adverse effect on our operations and financial results. In addition, performance challenges may adversely affect our reputation and our ability to obtain future contracts.
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
Legal and Regulatory Risks
Legislative, regulatory, societal, and market efforts to address global climate change may impact our business and create financial risk.
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

Increased public concern and governmental action may result in more international, U.S. federal and/or regional requirements to reduce or mitigate the effects of GHG emissions or increased demand for technologies and projects to limit the impact of global climate change. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. We believe we will be able to mitigate some of the increased costs through contractual terms, but the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation or governmental action that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.
Our operations may present a safety risk to our employees.
Notwithstanding our emphasis on the safety of our employees and contractors and the precautions we take related to health and safety, we may be unable to avoid safety incidents relating to our operations that result in injuries or deaths. Certain safety incidents may result in legal or regulatory action that could result in increased expenses or reputational damage. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths. Changes to federal, state, and local employee health and safety regulations, and legislative, regulatory, or societal responses to safety incidents may result in heightened regulations or public scrutiny that may increase our compliance costs or result in reputational damage.
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
Item 2. Properties
Air Products and Chemicals, Inc. owns its principal administrative offices located at the Company's new global headquarters and co-located research and development facility in Allentown, Pennsylvania, as well as regional offices in Hersham, England; Medellin, Colombia; and Santiago, Chile. We lease the principal administrative offices in Shanghai, China; Pune, India; Vadodara, India; and Dhahran, Saudi Arabia. We lease administrative offices in the United States, Canada, Spain, Malaysia, and China primarily for our Finance and Business Services organization.
Descriptions of the properties used by our five business segments are provided below. We believe that our facilities are suitable and adequate for our current and anticipated future levels of operation.
Americas
This business segment currently operates from over 450 production and distribution facilities in North and South America. Approximately 25% of these facilities are located on owned property and 10% are integrated sites that serve dedicated customers as well as merchant customers. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Gulf Coast, California, and Arizona in the United States and Alberta and Ontario in Canada. Management and sales support is based in our Allentown, Medellin, and Santiago offices referred to above, and at 12 leased properties located throughout North and South America.
Asia
This business segment currently operates from over 250 production and distribution facilities within Asia, approximately 25% of which are on owned property or long-duration term grants. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in China, South Korea, Taiwan, Malaysia, Singapore, and Indonesia. Management and sales support for this business segment is based in Shanghai, China, and Kuala Lumpur, Malaysia, and in 30 leased office locations throughout the region.

Europe
This business segment currently operates from over 200 production and distribution facilities in Europe, approximately one-third of which are on owned property. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Netherlands, the United Kingdom, Belgium, France, and Germany. Management and sales support for this business segment is based in Hersham, England, referred to above; Barcelona, Spain; and at 15 leased regional office sites and 10 leased local office sites, located throughout the region.
Middle East and India
This business segment currently operates from over 15 production and distribution facilities in the Middle East and India, all of which are leasehold properties. Management and sales support for this business segment are based in Dharan, Saudi Arabia; Dubai, United Arab Emirates; and Pune, India; as well as nine leased local office sites located throughout the region.
Corporate and other
This business segment includes our sale of equipment businesses for which equipment is manufactured in Missouri in the United States and Shanghai, China. The LNG business operates a manufacturing facility in Florida in the United States with management, engineering, and sales support based in the Allentown offices referred to above. The Gardner Cryogenic business operates at facilities in Pennsylvania and Kansas in the United States. The Rotoflow business operates manufacturing and service facilities in Texas and Pennsylvania in the United States with management, engineering, and sales support based in the Allentown offices referred to above and a nearby leased office.
Research and development activities are primarily conducted at owned locations in the United States, the United Kingdom, and Saudi Arabia.
Helium is processed at multiple sites in the United States and then distributed to and from transfill sites globally.
Our Corporate and other segment also has management, sales, engineering support, and corporate administrative functions that are based in our administrative offices referred to above.
Item 3. Legal Proceedings
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
We are a party to proceedings under CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are 30 sites on which a final settlement has not been reached where we, usually along with others, have been designated a potentially responsible party by the Environmental Protection Agency or is otherwise engaged in investigation or remediation, including cleanup activity at certain of its current and former manufacturing sites. We do not expect that any sums we may have to pay in connection with these environmental matters would have a material adverse impact on our consolidated financial position. Additional information on our environmental exposure is included under Item 1, Business–Environmental Regulation, and Note 16, Commitments and Contingencies, to the consolidated financial statements.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 million at 30 September 2022) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 million at 30 September 2022) plus interest accrued thereon until final disposition of the proceedings.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "APD." As of 31 October 2022, there were 4,599 record holders of our common stock.
Cash dividends on our common stock are paid quarterly. It is our expectation that we will continue to pay cash dividends in the future at comparable or increased levels. The Board of Directors determines whether to declare dividends and the timing and amount based on financial condition and other factors it deems relevant. Dividend information for each quarter of fiscal years 2022 and 2021 is summarized below:

	2022	2021
Fourth quarter	$1.62	$1.50
Third quarter	$1.62	$1.50
Second quarter	$1.62	$1.50
First quarter	$1.50	$1.34
Total	$6.36	$5.84
Purchases of Equity Securities by the Issuer
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act through repurchase agreements established with one or more brokers. There were no purchases of stock during fiscal year 2022. As of 30 September 2022, $485.3 million in share repurchase authorization remained. Any future purchases will be completed at our discretion while maintaining sufficient funds for investing in our business and pursuing growth opportunities.

Performance Graph
The performance graph below compares the five-year cumulative returns of our common stock with those of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Standard & Poor’s 500 Materials Index ("S&P 500 Materials Index"). The figures assume an initial investment of $100 and the reinvestment of all dividends.

	Sept 2017	Sept 2018	Sept 2019	Sept 2020	Sept 2021	Sept 2022
Air Products & Chemicals, Inc.	100	114	155	213	187	174
S&P 500 Index	100	118	123	141	184	155
S&P 500 Materials Index	100	104	107	120	152	133

Item 6. [Reserved]
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Annual Report on Form 10-K and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, those described in "Forward-Looking Statements" and Item 1A, Risk Factors, of this Annual Report.
Our Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report. Unless otherwise stated, financial information is presented in millions of dollars, except for per share data. Except for net income, which includes the results of discontinued operations, financial information is presented on a continuing operations basis.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted," or "non-GAAP," basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under the heading “Reconciliations of Non-GAAP Financial Measures” beginning on page 35.
Comparisons included within the "Results of Operations" section below are for fiscal years 2022 versus ("vs.") 2021 and 2021 vs. 2020. We have updated our segment information to reflect the reorganization of our reporting segments effective 1 October 2021. We provide reconciliations for any adjusted measures discussed within the "Reconciliations of Non-GAAP Financial Measures" section. Comparisons for all other sections within this Management’s Discussion and Analysis are for fiscal years 2022 vs. 2021, while fiscal year 2021 vs. 2020 comparisons are available within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2021, which was filed with the SEC on 18 November 2021.
For information concerning activity with our related parties, refer to Note 22, Supplemental Information, to the consolidated financial statements.
Russia's Invasion of Ukraine
In the fourth quarter of fiscal year 2022, we recorded a noncash charge of $73.7 ($61.0 after tax, or $0.27 per share) associated with the divestiture of our small industrial gas business in Russia, which generated annual sales of less than $25 in our Europe segment.
During the second quarter of fiscal year 2022, we suspended construction of a plant in Ukraine. Our ability to complete the project and recover the carrying value of the assets, which was approximately $45 as of 30 September 2022, could be impacted by future events. Annual sales generated from our business in Ukraine were less than $5 in our Europe segment.

BUSINESS OVERVIEW
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, has built a reputation for its innovative culture, operational excellence, and commitment to safety and the environment. Our passionate, talented, and committed employees are from diverse backgrounds, but are driven by our higher purpose to create innovative solutions that benefit the environment, enhance sustainability, and address the challenges facing customers, communities, and the world.
We offer a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, equipment, and related services. Focused on energy, environmental, and emerging markets, we serve customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food. Our gases, equipment, and applications expertise enable our customers to improve their sustainability performance by increasing productivity, producing better quality products, reducing energy use, and lowering emissions.
We also develop, engineer, build, own, and operate some of the world's largest industrial gas and carbon-capture projects, supplying clean hydrogen that will support global transportation, industrial markets, and the broader energy transition away from fossil fuels. We have built leading positions in several growth markets, such as hydrogen, helium, and liquefied natural gas ("LNG") process technology and equipment, and provide turbomachinery, membrane systems, and cryogenic containers globally.
With operations in over 50 countries, in fiscal year 2022 we had sales of $12.7 billion and assets of $27.2 billion. During the fiscal year ended 30 September 2022, we managed our operations, assessed performance, and reported earnings under the following five reporting segments:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other
This Management’s Discussion and Analysis discusses our results based on these operations. Refer to Note 23, Business Segment and Geographic Information, to the consolidated financial statements for additional details on our reportable business segments.
2022 IN SUMMARY
Our fiscal year 2022 results demonstrate our employees' commitment to excellence and service to our customers as our earnings grew despite economic headwinds. Our on-site business continued to provide stable cash flow due to the structure of our contracts, which generally contain fixed monthly charges and/or minimum purchase requirements. These contracts also protected us from energy price fluctuations, particularly in Europe, due to pass-through provisions that allow us to recover the cost of energy. Our merchant business also successfully implemented pricing actions to recover higher costs, including soaring energy prices, in our three largest regional segments and across most major product lines.
We also made progress on our growth strategy, including completion of an initial investment in the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture. JIGPC acquired the first phase of assets for the gasification and power project and began contributing to our results through equity affiliates' income in late October 2021.
We shared the cash flows generated during fiscal year 2022 with our investors by increasing the quarterly dividend on our common stock to $1.62 per share, representing an 8% increase, or $0.12 per share, from the previous dividend of $1.50 per share. This is the 40th consecutive year that we have increased our quarterly dividend.

Fiscal Year 2022 Highlights
•Sales of $12,698.6 increased 23%, or $2,375.6, due to higher energy cost pass-through to customers of 13%, higher volumes of 8%, and higher pricing of 6%, partially offset by unfavorable currency of 4% due to the strengthening of the U.S. Dollar. Volume growth was driven by recovery in hydrogen, new assets, better merchant demand, and higher sale of equipment project activity. In our merchant business, we successfully implemented pricing actions across the regional segments, particularly in Europe, to offset unprecedented power and fuel costs.
•Operating income of $2,338.8 increased 3%, or $57.4, as our pricing actions and higher volumes overcame unfavorable costs, including the loss on the divestiture of our Russia business, and currency. Operating margin of 18.4% decreased 370 basis points (bp) from the prior year, primarily due to higher energy cost pass-through to customers and unfavorable costs.
•Equity affiliates' income of $481.5 increased 64%, or $187.4, driven by the JIGPC joint venture. JIGPC began contributing to our results in the Middle East and India segment in late October 2021.
•Net income of $2,266.5 increased 7%, or $151.6, primarily due to higher pricing, net of power and fuel costs, higher volumes, and higher equity affiliates' income driven by JIGPC, partially offset by higher costs. Net income margin of 17.8% decreased 270 bp, primarily due to higher energy cost pass-through to customers, as unfavorable costs offset the impact of higher equity affiliates' income.
•Adjusted EBITDA of $4,247.0 increased 9%, or $363.8, while adjusted EBITDA margin of 33.4% decreased 420 bp.
•Diluted EPS of $10.08 increased 11%, or $0.96 per share, and adjusted diluted EPS of $10.41 increased 15%, or $1.39 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

Fiscal Year Ended 30 September	2022	2021	Increase (Decrease)
Total Diluted EPS	$10.14	$9.43	$0.71
Less: Diluted EPS from income from discontinued operations	0.06	0.32	(0.26)
Diluted EPS From Continuing Operations	$10.08	$9.12	$0.96
Operating Impacts
Underlying business
Volume			$0.80
Price, net of variable costs			0.81
Other costs			(0.84)
Currency			(0.24)
Facility closure			0.08
Business and asset actions			(0.27)
Gain on exchange with joint venture partner			(0.12)
Total Operating Impacts			$0.22
Other Impacts
Equity affiliates' income, excluding item below			$0.74
Equity method investment impairment charge			(0.05)
Interest expense			0.05
Other non-operating income/expense, net			(0.04)
Change in effective tax rate, excluding discrete item below			0.09
Tax election benefit and other			(0.05)
Noncontrolling interests			0.02
Total Other Impacts			$0.76
Total Change in Diluted EPS From Continuing Operations			$0.96
% Change from prior year			11%

Fiscal Year Ended 30 September	2022	2021	Increase (Decrease)
Diluted EPS From Continuing Operations	$10.08	$9.12	$0.96
Facility closure	—	0.08	(0.08)
Business and asset actions	0.27	—	0.27
Gain on exchange with joint venture partner	—	(0.12)	0.12
Equity method investment impairment charge	0.05	—	0.05
Tax election benefit and other	—	(0.05)	0.05
Adjusted Diluted EPS From Continuing Operations	$10.41	$9.02	$1.39
% Change from prior year			15%

OUTLOOK
The guidance below should be read in conjunction with the Forward-Looking Statements of this Annual Report on Form 10-K.
We are committed to efficiently operating and deploying capital to grow our core industrial gases business. While global economic challenges are likely to continue in fiscal year 2023, we remain focused on pricing actions to recover higher energy costs in our merchant business, pursuing additional volume opportunities, and closely monitoring our costs. We expect our onsite business model, which has contractual protection from energy cost fluctuations, to continue providing stable cash flow. This business consistently generates approximately half our total company sales. Further, we expect several new projects to contribute to our results in 2023, including the second phase of JIGPC's gasification and power project that we expect to commence in the second quarter.
Sustainability is our growth strategy at Air Products, and we have the financial capacity to support our zero- and low-carbon hydrogen projects. We believe there will be additional opportunities for clean hydrogen and carbon capture technologies, which are further supported by the U.S. Inflation Reduction Act of 2022 that was enacted in August. We anticipate benefits from tax incentives for carbon sequestration and clean hydrogen production in future years once our new projects in these areas come on-stream in the U.S. We continue to evaluate the impact this act could have on our business.
RESULTS OF OPERATIONS
DISCUSSION OF CONSOLIDATED RESULTS

Fiscal Year Ended 30 September	2022 vs. 2021	2021 vs. 2020
2022	2021	2020	$	%/bp	$	%/bp
GAAP Measures
Sales	$12,698.6	$10,323.0	$8,856.3	$2,375.6	23%	$1,466.7	17%
Operating income	2,338.8	2,281.4	2,237.6	57.4	3%	43.8	2%
Operating margin	18.4%	22.1%	25.3%	(370) bp	(320) bp
Equity affiliates’ income	$481.5	$294.1	$264.8	187.4	64%	29.3	11%
Net income	2,266.5	2,114.9	1,931.1	151.6	7%	183.8	10%
Net income margin	17.8%	20.5%	21.8%	(270)	bp	(130)	bp
Non-GAAP Measures
Adjusted EBITDA	$4,247.0	$3,883.2	$3,619.8	363.8	9%	263.4	7%
Adjusted EBITDA margin	33.4%	37.6%	40.9%	(420) bp	(330)	bp

Sales

	2022 vs. 2021	2021 vs. 2020
Volume	8%	5%
Price	6%	2%
Energy cost pass-through to customers	13%	6%
Currency	(4%)	4%
Total Consolidated Sales Change	23%	17%
2022 vs. 2021
Sales of $12,698.6 increased 23%, or $2,375.6, due to higher energy cost pass-through to customers of 13%, higher volumes of 8%, and positive pricing of 6%, partially offset by unfavorable currency impacts of 4%. Energy costs were significantly higher versus the prior year, particularly in Europe and the Americas. Contractual provisions associated with our on-site business, which generates approximately half our total company sales, allow us to pass the higher energy costs through to our customers. Volume growth was driven by recovery in hydrogen, new assets, better merchant demand, and higher sale of equipment project activity. Continued focus on pricing actions in our merchant businesses, including those intended to recover escalating power and fuel costs, resulted in price improvement in our three largest segments. Currency was unfavorable as the U.S. Dollar strengthened against most major currencies.
2021 vs. 2020
Sales of $10,323.0 increased 17%, or $1,466.7, due to higher energy cost pass-through to customers of 6%, higher volumes of 5%, favorable currency impacts of 4%, and positive pricing of 2%. We experienced significantly higher energy costs in the second half of fiscal year 2021, particularly in North America and Europe, which were passed to our on-site customers. Positive volumes from new assets, our sale of equipment businesses, and merchant demand recovery from COVID-19 were partially offset by reduced contributions from our gasification joint venture with Lu'An Clean Energy Company. Favorable currency was driven by the appreciation of the British Pound Sterling, Chinese Renminbi, Euro, and South Korean Won against the U.S. Dollar. Continued focus on pricing actions, including energy cost recovery, in our merchant businesses resulted in price improvement in the Americas, Asia, and Europe segments.
Cost of Sales and Gross Margin
2022 vs. 2021
Cost of sales of $9,338.5 increased 30%, or $2,129.2, from total cost of sales of $7,209.3 in the prior year, which included a charge of $23.2 for a facility closure as discussed below. The increase was due to higher energy cost pass-through to customers of $1,263, unfavorable costs of $617, and higher costs associated with sales volumes of $575, partially offset by favorable currency impacts of $302. The unfavorable cost impact was driven by power for our merchant business, higher planned maintenance, inflation, and supply chain challenges. Additionally, we also incurred higher costs to support long-term growth, such as costs for resources needed to bring projects on-stream as well as costs for a helium storage cavern to support reliable helium supply to our customers globally. Gross margin of 26.5% decreased 370 bp from 30.2% in the prior year, primarily due to the unfavorable costs and higher energy cost pass-through to customers, partially offset by the positive impact of our pricing actions.
2021 vs. 2020
Total cost of sales of $7,209.3, including the facility closure discussed below, increased 23%, or $1,351.2. The increase from the prior year was primarily due to higher energy cost pass-through to customers of $479, higher costs associated with sales volumes of $433, unfavorable currency impacts of $233, and higher costs, including power and other cost inflation, of $183. Gross margin of 30.2% decreased 370 bp from 33.9% in the prior year, primarily due to higher energy cost pass-through to customers, higher costs, and a reduced contribution from our Lu'An joint venture, partially offset by the positive impact of our pricing actions.
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

Selling and Administrative
2022 vs. 2021
Selling and administrative expense of $900.6 increased 9%, or $72.2, primarily due to higher incentive compensation, depreciation expense associated with our new global headquarters, inflation, and increased headcount to support our growth strategy, partially offset by a favorable currency impact from the strengthening of the U.S. Dollar. Selling and administrative expense as a percentage of sales decreased to 7.1% from 8.0% in the prior year.
2021 vs. 2020
Selling and administrative expense of $828.4 increased 7%, or $52.5, primarily due to higher spending for business development resources to support our growth strategy and unfavorable currency impacts. Selling and administrative expense as a percentage of sales decreased to 8.0% in fiscal year 2021 from 8.8% in fiscal year 2020.
Research and Development
2022 vs. 2021
Research and development expense of $102.9 increased 10%, or $9.4. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
2021 vs. 2020
Research and development expense of $93.5 increased 11%, or $9.6. Research and development expense as a percentage of sales of 0.9% was flat versus fiscal year 2020.
Business and Asset Actions
During the fourth quarter of fiscal year 2022, we divested our small industrial gas business in Russia due to Russia's invasion of Ukraine. As a result, we recorded a noncash charge of $73.7 ($61.0 after tax, or $0.27 per share), which included transaction costs and cumulative currency translation losses. This charge is reflected as "Business and asset actions" on our consolidated income statement for the fiscal year ended 30 September 2022 and was not recorded in segment results.
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
Company Headquarters Relocation Income
In 2020, we sold property at our former corporate headquarters located in Trexlertown, Pennsylvania. We received net proceeds of $44.1 and recorded a gain of $33.8 ($25.6 after-tax, or $0.12 per share), which is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the fiscal year ended 30 September 2020. The gain was not recorded in segment results.
Other Income (Expense), Net
2022 vs. 2021
Other income of $55.9 increased 6%, or $3.1, as higher income from the sale of assets in fiscal year 2022 was partially offset by a prior year settlement of a supply contract.
2021 vs. 2020
Other income of $52.8 decreased 19%, or $12.6. Fiscal year 2020 was favorably impacted by an adjustment for a benefit plan liability due to a change in plan terms. This impact was partially offset by the settlement of a supply contract in fiscal year 2021.

Operating Income and Margin
2022 vs. 2021
Operating income of $2,338.8 increased 3%, or $57.4, as positive pricing, net of power and fuel costs, of $222 and higher volumes of $218 were partially offset by higher costs of $229 and an unfavorable currency impact of $66. Higher costs were primarily attributable to operating and distribution costs driven by higher planned maintenance and various external factors, including inflation and supply chain challenges, as well as higher incentive compensation. Additionally, we incurred higher costs in the current year to support long-term growth, such as costs for resources needed to bring projects on-stream. In fiscal year 2022, we also recorded a charge of $74 for business and asset actions associated with the divestiture of our Russia business. The prior year included a gain of $37 on an exchange with a joint venture partner and a charge of $23 associated with a facility closure.
Operating margin of 18.4% decreased 370 bp from 22.1% in the prior year, primarily due to higher energy cost pass-through to customers and unfavorable costs.
2021 vs. 2020
Operating income of $2,281.4 increased 2%, or $43.8, as favorable currency of $96, positive pricing, net of power and fuel costs, of $95, and a gain on an exchange with a joint venture partner of $37 were partially offset by higher operating costs of $127 and a facility closure of $23. Additionally, fiscal year 2020 included income of $34 associated with our company headquarters relocation. Despite higher sales volumes, the volume impact on operating income was minimal due to a reduced contribution from our Lu'An joint venture in fiscal year 2021. Unfavorable operating costs were driven by the addition of resources to support our growth strategy and higher planned maintenance activities.
Operating margin of 22.1% decreased 320 bp from 25.3% in fiscal year 2020, primarily due to the higher operating costs, higher energy cost pass-through to customers and the reduced contribution from our Lu'An joint venture, partially offset by positive pricing. The positive impact from a gain on an exchange with a joint venture partner in 2021 was offset by income in fiscal year 2020 associated with the company headquarters relocation.
Equity Affiliates’ Income
2022 vs. 2021
Equity affiliates' income of $481.5 increased 64%, or $187.4, driven by the JIGPC joint venture, which began contributing to our results in the Middle East and India segment in late October 2021. In the first quarter, we also recognized the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs. These factors were partially offset by an impairment charge of $14.8 ($11.1 after tax, or $0.05 per share) related to two small affiliates in the Asia segment and lower contributions from several affiliates in our regional segments.
For additional information on our equity affiliates, refer to Note 7, Equity Affiliates, to the consolidated financial statements.
2021 vs. 2020
Equity affiliates' income of $294.1 increased 11%, or $29.3. Higher income from affiliates in the regional segments was partially offset by a benefit of $33.8 in fiscal year 2020 from the enactment of the India Finance Act 2020. Refer to Note 21, Income Taxes, to the consolidated financial statements for additional information.

Interest Expense

Fiscal Year Ended 30 September	2022	2021	2020
Interest incurred	$169.0	$170.1	$125.2
Less: Capitalized interest	41.0	28.3	15.9
Interest expense	$128.0	$141.8	$109.3
2022 vs. 2021
Interest incurred decreased 1%, or $1.1, as the impacts of a lower debt balance and currency were mostly offset by a higher average interest rate on the debt portfolio. Capitalized interest increased 45%, or $12.7, due to a higher carrying value of projects under construction.
2021 vs. 2020
Interest incurred increased 36%, or $44.9, driven by a higher debt balance due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes in the third quarter of fiscal year 2020. Capitalized interest increased $12.4 due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
2022 vs. 2021
Other non-operating income of $62.4 decreased 15%, or $11.3. Non-service pension income decreased $38 primarily due to lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan. This impact was partially offset by higher interest income on cash and cash items due to higher interest rates and lower expense for excluded components of cash flow hedges of intercompany loans.
2021 vs. 2020
Other non-operating income of $73.7 increased $43.0. We recorded higher non-service pension income in 2021 due to lower interest costs and higher total assets, primarily for our U.S. pension plans. Fiscal year 2021 also included favorable currency impacts. These factors were partially offset by lower interest income on cash and cash items due to lower interest rates.
Discontinued Operations
In fiscal year 2022, income from discontinued operations, net of tax, was $12.6 ($0.06 per share). This primarily resulted from a net tax benefit recorded in the fourth quarter upon release of tax liabilities for uncertain tax positions associated with our former Performance Materials Division ("PMD") for which the statute of limitations expired.
In fiscal year 2021, income from discontinued operations, net of tax, was $70.3 ($0.32 per share). This included net tax benefits of $60.0 recorded for the release of tax reserves for uncertain tax positions, of which $51.8 ($0.23 per share) was recorded in the fourth quarter for liabilities associated with the 2017 sale of PMD and $8.2 was recorded in the third quarter for liabilities associated with our former Energy-from-Waste business. Additionally, we recorded a tax benefit from discontinued operations of $10.3 in the first quarter, primarily from the settlement of a state tax appeal related to the gain on the sale of PMD.
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

Net Income and Net Income Margin
2022 vs. 2021
Net income of $2,266.5 increased 7%, or $151.6, primarily due to higher pricing, net of power and fuel costs, higher volumes, and higher equity affiliates' income driven by JIGPC, partially offset by higher costs, including charges for business and asset actions and the equity affiliate impairment, and unfavorable currency due to the strengthening of the U.S. dollar. Additionally, the prior year included higher net income from discontinued operations.
Net income margin of 17.8% decreased 270 bp from 20.5% in the prior year primarily due to higher energy cost pass-through to customers as the impact of higher equity affiliates' income was offset by unfavorable costs. Higher energy cost pass-through to customers accounted for approximately 200 bp of the decline.
2021 vs. 2020
Net income of $2,114.9 increased 10%, or $183.8. As discussed above, fiscal year 2021 included higher net income from discontinued operations. On a continuing operations basis, the increase was driven by positive pricing, net of power and fuel costs, favorable currency impacts, higher equity affiliates' income, and a gain on an exchange with a joint venture partner, partially offset by unfavorable operating costs and a loss from a facility closure. Additionally, less net income was attributable to noncontrolling interests, including our Lu'An joint venture partner. Fiscal year 2020 also included income associated with the company headquarters relocation and a net benefit from the India Finance Act 2020.
Net income margin of 20.5% decreased 130 bp from 21.8% in the prior year, primarily due to higher energy and natural gas cost pass-through to customers, which decreased margin by approximately 100 bp, and unfavorable net operating costs, partially offset by the impact from our pricing actions.
Adjusted EBITDA and Adjusted EBITDA Margin
2022 vs. 2021
Adjusted EBITDA of $4,247.0 increased 9%, or $363.8, primarily due to higher volumes, higher pricing, net of power and fuel costs, and higher equity affiliates' income, partially offset by higher costs and unfavorable currency. Adjusted EBITDA margin of 33.4% decreased 420 bp from 37.6% in the prior year primarily due to higher energy cost pass-through to customers as the impact of higher equity affiliates' income was offset by unfavorable costs. Higher energy cost pass-through to customers accounted for approximately 400 bp of the decline.
2021 vs. 2020
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
2022 vs. 2021
Our effective tax rate was 18.2% and 18.5% for the fiscal years ended 30 September 2022 and 2021, respectively. The current year reflects a favorable effective tax rate impact from higher equity affiliates' income, which is primarily presented net of income taxes within income from continuing operations on our consolidated income statements. The higher equity affiliates' income was driven by the JIGPC joint venture, which began contributing to our results in late October 2021. The prior year included a tax benefit of $21.5 from the release of tax reserves established for uncertain tax positions. This included a benefit of $12.2 ($0.05 per share) for the release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other").
Our adjusted effective tax rate was 18.2% and 18.9% for the fiscal years ended 30 September 2022 and 2021, respectively.

2021 vs. 2020
Our effective tax rate was 18.5% and 19.7% for the fiscal years ended 30 September 2021 and 2020, respectively. The fiscal year 2021 rate was lower primarily due to income tax benefits of $21.5 recorded upon expiration of the statute of limitations for tax reserves previously established for uncertain tax positions taken in prior years. This included a benefit of $12.2 ($0.05 per share) for release of reserves established in 2017 for a tax election related to a non-U.S. subsidiary and other previously disclosed items ("tax election benefit and other").
Additionally, the fiscal year 2020 effective tax rate reflected the unfavorable impact of India Finance Act 2020, which resulted in additional net income of $13.5 ($0.06 per share). This included an increase to equity affiliates' income of $33.8, partially offset by an increase to our income tax provision of $20.3 for changes in the future tax costs of repatriated earnings.
Our adjusted effective tax rate was 18.9% and 19.1% for the fiscal years ended 30 September 2021 and 2020, respectively.
DISCUSSION OF RESULTS BY BUSINESS SEGMENT
Prior year segment information presented below has been updated to reflect the reorganization of our reporting segments effective 1 October 2021. The reorganization included the separation of our former Industrial Gases – EMEA (Europe, Middle East, and Africa) segment into two separate reporting segments: (1) Europe and (2) Middle East and India. The results of an affiliate formerly reflected in the Asia segment are now reported in the Middle East and India segment. Additionally, the results of our Industrial Gases – Global operating segment are reflected in the Corporate and other segment. The reorganization did not impact the Americas segment.
Americas

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$5,368.9	$4,167.6	$3,630.7	$1,201.3	29%	$536.9	15%
Operating income	1,174.4	1,065.5	1,012.4	108.9	10%	53.1	5%
Operating margin	21.9%	25.6%	27.9%		(370) bp		(230) bp
Equity affiliates’ income	$98.2	$112.5	$84.3	(14.3)	(13%)	28.2	33%
Adjusted EBITDA	1,902.1	1,789.9	1,656.2	112.2	6%	133.7	8%
Adjusted EBITDA margin	35.4%	42.9%	45.6%		(750) bp		(270) bp

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

	2022 vs. 2021	2021 vs. 2020
Volume	8%	—%
Price	6%	4%
Energy cost pass-through to customers	16%	11%
Currency	(1%)	—%
Total Americas Sales Change	29%	15%
2022 vs. 2021 (Americas)
Sales of $5,368.9 increased 29%, or $1,201.3, due to higher energy cost pass-through to customers of 16%, higher volumes of 8%, and positive pricing of 6%, partially offset by an unfavorable currency impact of 1%. Significantly higher energy costs increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions across all major product lines. The volume improvement was driven by a recovery in hydrogen and better demand for merchant products in North America. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chilean Peso.

Operating income of $1,174.4 increased 10%, or $108.9, primarily from pricing, net of power and fuel costs, of $146 and favorable volumes of $68, partially offset by higher costs of $100. Higher costs were driven by supply chain challenges, including driver shortages that continue to impact the industry broadly, inflation, higher planned maintenance, and higher incentive compensation. Operating margin of 21.9% decreased 370 bp from 25.6% in the prior year, as higher energy cost pass-through to customers and higher costs were only partially offset by higher pricing. The higher energy cost pass-through to customers accounted for approximately 300 bp of the decline.
Equity affiliates’ income of $98.2 decreased 13%, or $14.3, driven by our Mexico affiliate.
2021 vs. 2020 (Americas)
Sales of $4,167.6 increased 15%, or $536.9, due to higher energy cost pass-through to customers of 11% and positive pricing of 4%, as volumes and currency were flat versus the prior year. Energy cost pass-through to customers was higher in fiscal year 2021 primarily due to natural gas prices, which rose significantly in the second quarter and remained elevated throughout the year. The pricing improvement was attributable to continued focus on pricing actions in our merchant business. Volumes were flat as positive contributions from new assets, including hydrogen assets we acquired in April 2020, were offset by lower hydrogen and merchant demand.
Operating income of $1,065.5 increased 5%, or $53.1, due to higher pricing, net of power and fuel costs, of $79 and favorable currency of $10, partially offset by higher operating costs, including planned maintenance, of $36. Operating margin of 25.6% decreased 230 bp from 27.9% in 2020 primarily due to higher energy cost pass-through to customers, which negatively impacted margin by approximately 250 bp, and higher operating costs, partially offset by the impact of our pricing actions.
Equity affiliates’ income of $112.5 increased 33%, or $28.2, driven by higher income from our Mexico affiliate.
Asia

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$3,143.3	$2,920.8	$2,716.5	$222.5	8%	$204.3	8%
Operating income	898.3	838.3	870.3	60.0	7%	(32.0)	(4%)
Operating margin	28.6%	28.7%	32.0%		(10) bp		(330) bp
Equity affiliates’ income	$22.1	$35.9	$32.1	(13.8)	(38%)	3.8	12%
Adjusted EBITDA	1,356.9	1,318.6	1,301.8	38.3	3%	16.8	1%
Adjusted EBITDA margin	43.2%	45.1%	47.9%		(190) bp		(280) bp
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

	2022 vs. 2021	2021 vs. 2020
Volume	7%	—%
Price	3%	1%
Energy cost pass-through to customers	1%	—%
Currency	(3%)	7%
Total Asia Sales Change	8%	8%

2022 vs. 2021 (Asia)
Sales of $3,143.3 increased 8%, or $222.5, due to higher volumes of 7%, positive pricing of 3%, and higher energy cost pass-through to customers of 1%, partially offset by unfavorable currency impacts of 3%. Volumes improved overall despite COVID-19 restrictions in certain parts of China and included contributions from several traditional industrial gas plants that were brought on-stream in our on-site business across the region. Pricing improved across all key countries and most major merchant product lines. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chinese Renminbi and the South Korean Won.
Operating income of $898.3 increased 7%, or $60.0, as higher volumes of $104 and positive pricing, net of power and fuel costs, of $22 were partially offset by higher operating costs of $43 and an unfavorable currency impact of $23. Higher costs were driven by higher distribution and product sourcing costs, including those related to supply chain inefficiencies, inflation, higher incentive compensation, and resources needed to support new project start-ups. Operating margin of 28.6% decreased 10 bp from 28.7% in the prior year as the positive impact of our volume growth was mostly offset by the higher costs.
Equity affiliates’ income of $22.1 decreased 38%, or $13.8, driven by an affiliate in Thailand.
2021 vs. 2020 (Asia)
Sales of $2,920.8 increased 8%, or $204.3, due to favorable currency of 7% and positive pricing of 1%, as both volumes and energy cost pass-through to customers were flat versus 2020. Positive volume contributions from our base merchant business and new plants were offset by a reduced contribution from our Lu'An joint venture. The favorable currency impact was primarily attributable to the appreciation of the Chinese Renminbi and South Korean Won against the U.S. Dollar.
Operating income of $838.3 decreased 4%, or $32.0, primarily due to unfavorable volume mix of $62 and higher operating costs, including inflation and product sourcing costs, of $32, partially offset by favorable currency of $59. Operating margin of 28.7% decreased 330 bp from 32.0% in the prior year primarily due to a reduced contribution from our Lu'An joint venture.
Equity affiliates’ income of $35.9 increased 12%, or $3.8.
Europe

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$3,086.1	$2,345.6	$1,847.0	$740.5	32%	$498.6	27%
Operating income	503.4	529.4	454.8	(26.0)	(5%)	74.6	16%
Operating margin	16.3%	22.6%	24.6%		(630) bp		(200) bp
Equity affiliates’ income	$78.2	$62.8	$51.8	15.4	25%	11.0	21%
Adjusted EBITDA	776.8	796.7	682.5	(19.9)	(2%)	114.2	17%
Adjusted EBITDA margin	25.2%	34.0%	37.0%		(880) bp		(300) bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

	2022 vs. 2021	2021 vs. 2020
Volume	1%	11%
Price	15%	3%
Energy cost pass-through to customers	27%	6%
Currency	(11%)	7%
Total Europe Sales Change	32%	27%

2022 vs. 2021 (Europe)
Sales of $3,086.1 increased 32%, or $740.5, due to higher energy cost pass-through to customers of 27%, higher pricing of 15%, and higher volumes of 1%, partially offset by an unfavorable currency impact of 11%. Significantly higher energy costs across the region increased contractual cost pass-through to our on-site customers. In our merchant business, we successfully implemented pricing actions in all major product lines. While we experienced better demand for merchant products, volumes were relatively flat due to lower hydrogen demand. Additionally, sales in this region were negatively impacted by the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling.
Operating income of $503.4 decreased 5%, or $26.0, due to unfavorable currency impacts of $37, higher costs of $31, and unfavorable volume mix of $19, partially offset by higher pricing, net of power and fuel costs, of $61. Higher costs were primarily attributable to inflation and distribution and sourcing costs. Operating margin of 16.3% decreased 630 bp from 22.6% in the prior year primarily due to higher energy cost pass-through to customers, which accounted for approximately 450 bp of the margin decline, and higher costs.
Equity affiliates’ income of $78.2 increased 25%, or $15.4, driven by an affiliate in Italy.
2021 vs. 2020 (Europe)
Sales of $2,345.6 increased 27%, or $498.6, due to higher volumes of 11%, favorable currency impacts of 7%, higher energy cost pass-through to customers of 6%, and positive pricing of 3%. The volume improvement was driven by our base merchant business and new assets, including those from a business in Israel that we acquired in the fourth quarter of 2020. While our liquid bulk business largely recovered from COVID-19 in fiscal year 2021, demand for packaged gases and hydrogen continued to be lower than pre-pandemic levels. Favorable currency impacts were primarily attributable to the appreciation of the British Pound Sterling and Euro against the U.S. Dollar. Energy cost pass-through to customers was higher primarily in the second half of the year as we had experienced significantly higher natural gas and electricity costs in Europe. The pricing improvement was primarily attributable to our merchant business.
Operating income of $529.4 increased 16%, or $74.6, due to higher volumes of $47, favorable currency impacts of $31, and positive pricing, net of power and fuel costs, of $13, partially offset by unfavorable costs of $16. Operating margin of 22.6% decreased 200 bp from 24.6% in the prior year, primarily due to impacts from higher energy cost pass-through to customers, which negatively impacted margin by approximately 100 bp, and unfavorable operating costs.
Equity affiliates’ income of $62.8 increased 21%, or $11.0, primarily due to higher income from affiliates in Italy and South Africa.
Middle East and India

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$129.5	$99.3	$79.3	$30.2	30%	$20.0	25%
Operating income	21.1	28.0	18.5	(6.9)	(25%)	9.5	51%
Equity affiliates’ income	293.9	76.4	51.9	217.5	285%	24.5	47%
Adjusted EBITDA	341.9	129.7	90.4	212.2	164%	39.3	43%

2022 vs. 2021 (Middle East and India)
Sales of $129.5 increased 30%, or $30.2, primarily due to a new plant in India and a small acquisition. Operating income of $21.1 decreased 25%, or $6.9, due to unfavorable volume mix and higher costs. Equity affiliates' income of $293.9 increased $217.5 primarily from the JIGPC joint venture, which began contributing to our results in late October 2021, as well as recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs, in the first quarter.
2021 vs. 2020 (Middle East and India)
Sales of $99.3 increased 25%, or $20.0, and operating income of $28.0 increased 51%, or $9.5, primarily due to a new plant in India. Equity affiliates’ income of $76.4 increased 47%, or $24.5, primarily due to higher income from an affiliate in India.

Corporate and other

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$970.8	$789.7	$582.8	$181.1	23%	$206.9	36%
Operating loss	(184.7)	(193.4)	(152.2)	8.7	4%	(41.2)	(27%)
Adjusted EBITDA	(130.7)	(151.7)	(111.1)	21.0	14%	(40.6)	(37%)

2022 vs. 2021 (Corporate and other)
Sales of $970.8 increased 23%, or $181.1, and operating loss of $184.7 decreased 4%, or $8.7, as the current year included higher sale of equipment project activity related to air separation equipment, completion of liquefaction equipment for an LNG project, as well as distribution equipment.
2021 vs. 2020 (Corporate and other)
Sales of $789.7 increased 36%, or $206.9, primarily due to higher project activity in our sale of equipment and turbo machinery equipment and services businesses. Despite higher sales, operating loss of $193.4 increased 27%, or $41.2, as higher project costs, product development spending, and corporate support costs were only partially offset by higher sale of equipment activity and a favorable settlement of a supply contract.
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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude certain items that we believe are not representative of our underlying business performance, or "non-GAAP adjustments." For example, we previously excluded certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future.
When applicable, the tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax impact of our non-GAAP adjustments. These tax impacts are primarily driven by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions.
We provide these non-GAAP financial measures to allow investors, potential investors, securities analysts, and others to evaluate the performance of our business in the same manner as our management. We believe these measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. However, we caution readers not to consider these measures in isolation or as a substitute for the most directly comparable measures calculated in accordance with GAAP. Readers should also consider the limitations associated with these non-GAAP financial measures, including the potential lack of comparability of these measures from one company to another.

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

Fiscal Year Ended 30 September	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2022 GAAP	$2,338.8	$481.5	$500.8	$2,243.5	$10.08
2021 GAAP	2,281.4	294.1	462.8	2,028.8	9.12
Change GAAP					$0.96
% Change GAAP					11%

2022 GAAP	$2,338.8	$481.5	$500.8	$2,243.5	$10.08
Business and asset actions	73.7	—	12.7	61.0	0.27
Equity method investment impairment charge	—	14.8	3.7	11.1	0.05
2022 Non-GAAP ("Adjusted")	$2,412.5	$496.3	$517.2	$2,315.6	$10.41

2021 GAAP	$2,281.4	$294.1	$462.8	$2,028.8	$9.12
Facility closure	23.2	—	5.8	17.4	0.08
Gain on exchange with joint venture partner	(36.8)	—	(9.5)	(27.3)	(0.12)
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$2,267.8	$294.1	$471.3	$2,006.7	$9.02
Change Non-GAAP ("Adjusted")					$1.39
% Change Non-GAAP ("Adjusted")					15%

Fiscal Year Ended 30 September	Operating Income	Equity Affiliates' Income	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2021 GAAP	$2,281.4	$294.1	$462.8	$2,028.8	$9.12
2020 GAAP	2,237.6	264.8	478.4	1,901.0	8.55
Change GAAP					$0.57
% Change GAAP					7%

2021 GAAP	$2,281.4	$294.1	$462.8	$2,028.8	$9.12
Facility closure	23.2	—	5.8	17.4	0.08
Gain on exchange with joint venture partner	(36.8)	—	(9.5)	(27.3)	(0.12)
Tax election benefit and other	—	—	12.2	(12.2)	(0.05)
2021 Non-GAAP ("Adjusted")	$2,267.8	$294.1	$471.3	$2,006.7	$9.02

2020 GAAP	$2,237.6	$264.8	$478.4	$1,901.0	$8.55
Company headquarters relocation (income) expense	(33.8)	—	(8.2)	(25.6)	(0.12)
India Finance Act 2020	—	(33.8)	(20.3)	(13.5)	(0.06)
2020 Non-GAAP ("Adjusted")	$2,203.8	$231.0	$449.9	$1,861.9	$8.38
Change Non-GAAP ("Adjusted")					$0.64
% Change Non-GAAP ("Adjusted")					8%

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income less income (loss) from discontinued operations, net of tax, and excluding certain items that we do not believe are indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin provide useful metrics for management to assess operating performance. Margins are calculated independently for each period by dividing each line item by consolidated sales for the respective period and may not sum to total margin due to rounding.
The tables below present consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Fiscal Year Ended 30 September
	2022		2021		2020
	$	Margin	$	Margin	$	Margin
Sales	$12,698.6		$10,323.0		$8,856.3

Net income and net income margin	$2,266.5	17.8%	$2,114.9	20.5%	$1,931.1	21.8%
Less: Income (Loss) from discontinued operations, net of tax	12.6	0.1%	70.3	0.7%	(14.3)	(0.2%)
Add: Interest expense	128.0	1.0%	141.8	1.4%	109.3	1.2%
Less: Other non-operating income (expense), net	62.4	0.5%	73.7	0.7%	30.7	0.3%
Add: Income tax provision	500.8	3.9%	462.8	4.5%	478.4	5.4%
Add: Depreciation and amortization	1,338.2	10.5%	1,321.3	12.8%	1,185.0	13.4%
Add: Facility closure	—	—%	23.2	0.2%	—	—%
Add: Business and asset actions	73.7	0.6%	—	—%	—	—%
Less: Gain on exchange with joint venture partner	—	—%	36.8	0.4%	—	—%
Less: Company headquarters relocation income (expense)	—	—%	—	—%	33.8	0.4%
Less: India Finance Act 2020 – equity affiliate income impact	—	—%	—	—%	33.8	0.4%
Add: Equity method investment impairment charge	14.8	0.1%	—	—%	—	—%
Adjusted EBITDA and adjusted EBITDA margin	$4,247.0	33.4%	$3,883.2	37.6%	$3,619.8	40.9%

		2022 vs. 2021		2021 vs.2020
Change GAAP
Net income $ change		$151.6		$183.8
Net income % change		7%		10%
Net income margin change		(270) bp		(130) bp
Change Non-GAAP
Adjusted EBITDA $ change		$363.8		$263.4
Adjusted EBITDA % change		9%		7%
Adjusted EBITDA margin change		(420) bp		(330) bp

The tables below present sales and a reconciliation of operating income and operating margin to adjusted EBITDA and adjusted EBITDA margin for each of our reporting segments for the fiscal years ended 30 September:
Americas

	Fiscal Year Ended 30 September			2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$	%/bp		$	%/bp
Sales	$5,368.9	$4,167.6	$3,630.7	$1,201.3	29%		$536.9	15%

Operating income	$1,174.4	$1,065.5	$1,012.4	$108.9	10%		$53.1	5%
Operating margin	21.9%	25.6%	27.9%		(370)	bp		(230)	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$1,174.4	$1,065.5	$1,012.4
Add: Depreciation and amortization	629.5	611.9	559.5
Add: Equity affiliates' income	98.2	112.5	84.3
Adjusted EBITDA	$1,902.1	$1,789.9	$1,656.2	$112.2	6%		$133.7	8%
Adjusted EBITDA margin	35.4%	42.9%	45.6%		(750)	bp		(270)	bp
Asia

	Fiscal Year Ended 30 September			2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$	%/bp		$	%/bp
Sales	$3,143.3	$2,920.8	$2,716.5	$222.5	8%		$204.3	8%

Operating income	$898.3	$838.3	$870.3	$60.0	7%		($32.0)	(4%)
Operating margin	28.6%	28.7%	32.0%		(10)	bp		(330) bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$898.3	$838.3	$870.3
Add: Depreciation and amortization	436.5	444.4	399.4
Add: Equity affiliates' income	22.1	35.9	32.1
Adjusted EBITDA	$1,356.9	$1,318.6	$1,301.8	$38.3	3%		$16.8	1%
Adjusted EBITDA margin	43.2%	45.1%	47.9%		(190) bp			(280) bp
Europe

	Fiscal Year Ended 30 September			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%/bp	$	%/bp
Sales	$3,086.1	$2,345.6	$1,847.0	$740.5	32%	$498.6	27%

Operating income	$503.4	$529.4	$454.8	($26.0)	(5%)	$74.6	16%
Operating margin	16.3%	22.6%	24.6%		(630) bp		(200) bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$503.4	$529.4	$454.8
Add: Depreciation and amortization	195.2	204.5	175.9
Add: Equity affiliates' income	78.2	62.8	51.8
Adjusted EBITDA	$776.8	$796.7	$682.5	($19.9)	(2%)	$114.2	17%
Adjusted EBITDA margin	25.2%	34.0%	37.0%		(880) bp		(300) bp

Middle East and India

	Fiscal Year Ended 30 September			2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$	%/bp		$	%/bp
Sales	$129.5	$99.3	$79.3	$30.2	30%		$20.0	25%

Operating income	$21.1	$28.0	$18.5	($6.9)	(25%)		$9.5	51%

Reconciliation of GAAP to Non-GAAP:
Operating income	$21.1	$28.0	$18.5
Add: Depreciation and amortization	26.9	25.3	20.0
Add: Equity affiliates' income	293.9	76.4	51.9
Adjusted EBITDA	$341.9	$129.7	$90.4	$212.2	164	bp	$39.3	43%
Corporate and other

	Fiscal Year Ended 30 September			2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$	%/bp		$	%/bp
Sales	$970.8	$789.7	$582.8	$181.1	23%		$206.9	36%

Operating loss	($184.7)	($193.4)	($152.2)	$8.7	4%		($41.2)	(27%)

Reconciliation of GAAP to Non-GAAP:
Operating income	($184.7)	($193.4)	($152.2)
Add: Depreciation and amortization	50.1	35.2	30.2
Add: Equity affiliates' income	3.9	6.5	10.9
Adjusted EBITDA	($130.7)	($151.7)	($111.1)	$21.0	14	bp	($40.6)	(37%)

Adjusted Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes.

Fiscal Year Ended 30 September	2022	2021	2020
Income tax provision	$500.8	$462.8	$478.4
Income from continuing operations before taxes	2,754.7	2,507.4	2,423.8
Effective tax rate	18.2%	18.5%	19.7%

Income tax provision	$500.8	$462.8	$478.4
Facility closure	—	5.8	—
Business and asset actions	12.7	—	—
Gain on exchange with joint venture partner	—	(9.5)	—
Company headquarters relocation	—	—	(8.2)
India Finance Act 2020	—	—	(20.3)
Equity method investment impairment charge	3.7	—	—
Tax election benefit and other	—	12.2	—
Adjusted income tax provision	$517.2	$471.3	$449.9

Income from continuing operations before taxes	$2,754.7	$2,507.4	$2,423.8
Facility closure	—	23.2	—
Business and asset actions	73.7	—	—
Gain on exchange with joint venture partner	—	(36.8)	—
Company headquarters relocation (income) expense	—	—	(33.8)
India Finance Act 2020 – equity affiliate income impact	—	—	(33.8)
Equity method investment impairment charge	14.8	—	—
Adjusted income from continuing operations before taxes	$2,843.2	$2,493.8	$2,356.2

Adjusted effective tax rate	18.2%	18.9%	19.1%

Capital Expenditures
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

Fiscal Year Ended 30 September	2022	2021
Cash used for investing activities	$3,857.2	$2,732.9
Proceeds from sale of assets and investments	46.2	37.5
Purchases of investments	(1,637.8)	(2,100.7)
Proceeds from investments	2,377.4	1,875.2
Other investing activities	7.0	5.8
Capital expenditures	$4,650.0	$2,550.7

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
As of 30 September 2022, we had $1,611.1 of foreign cash and cash items compared to total cash and cash items of $2,711.0. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Fiscal Year Ended 30 September	2022	2021
Net income from continuing operations attributable to Air Products	$2,243.5	$2,028.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,338.2	1,321.3
Deferred income taxes	32.3	94.0
Facility closure	—	23.2
Business and asset actions	73.7	—
Undistributed earnings of equity method investments	(214.7)	(138.2)
Gain on sale of assets and investments	(24.1)	(37.2)
Share-based compensation	48.4	44.5
Noncurrent lease receivables	94.0	98.8
Other adjustments	(304.9)	(116.7)
Changes in working capital accounts	(115.8)	16.7
Cash Provided by Operating Activities	$3,170.6	$3,335.2
For the fiscal year ended 30 September 2022, cash provided by operating activities was $3,170.6. Undistributed earnings of equity method investments reflects activity from the JIGPC joint venture, which began contributing to our results in late October 2021. We received cash distributions of approximately $155 from this joint venture during the fiscal year. Other adjustments of $304.9 included adjustments for noncash currency impacts of intercompany balances, deferred costs associated with new projects, contributions to pension plans, and payments made for leasing activities. The working capital accounts were a use of cash of $115.8, primarily driven by a use of cash of $475.2 from trade receivables, less allowances, $94.3 from inventory and $77.0 from other working capital, partially offset by a source of cash of $532.5 from payables and accrued liabilities. The use of cash within trade receivables includes the impacts of higher natural gas costs contractually passed through to customers and higher underlying sales. The source of cash within payables and accrued liabilities primarily resulted from higher natural gas costs and customer advances for sale of equipment projects. The use of cash within other working capital primarily relates to contract fulfillment costs and the timing of income tax payments.
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

Cash Flows From Investing Activities

Fiscal Year Ended 30 September	2022	2021
Additions to plant and equipment, including long-term deposits	($2,926.5)	($2,464.2)
Acquisitions, less cash acquired	(65.1)	(10.5)
Investment in and advances to unconsolidated affiliates	(1,658.4)	(76.0)
Proceeds from sale of assets and investments	46.2	37.5
Purchases of investments	(1,637.8)	(2,100.7)
Proceeds from investments	2,377.4	1,875.2
Other investing activities	7.0	5.8
Cash Used for Investing Activities	($3,857.2)	($2,732.9)
For the fiscal year ended 30 September 2022, cash used for investing activities was $3,857.2. Capital expenditures primarily included $2,926.5 for additions to plant and equipment, including long-term deposits and $1,658.4 for investment in and advances to unconsolidated affiliates. Refer to the Capital Expenditures section below for further detail. Proceeds from investments of $2,377.4 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $1,637.8.
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
Capital Expenditures
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We also present a reconciliation of our capital expenditures to cash used for investing activities on page 40.

Fiscal Year Ended 30 September	2022	2021
Additions to plant and equipment, including long-term deposits	$2,926.5	$2,464.2
Acquisitions, less cash acquired	65.1	10.5
Investment in and advances to unconsolidated affiliates(A)	1,658.4	76.0
Capital Expenditures	$4,650.0	$2,550.7
(A)Includes contributions from noncontrolling partners in consolidated subsidiaries as discussed below.
Capital expenditures in fiscal year 2022 totaled $4,650.0 compared to $2,550.7 in fiscal year 2021. The increase of $2,099.3 was primarily driven by our initial investment of $1.6 billion in the new JIGPC joint venture, which included approximately $130 from a non-controlling partner in one of our subsidiaries. We expect to make an additional investment of approximately $1 billion, which will also include a contribution from our non-controlling partner, for the second phase of the project, which we expect to occur in the second quarter of fiscal year 2023. Refer to Note 7, Equity Affiliates, to the consolidated financial statements for additional information.
Outlook for Investing Activities
We expect capital expenditures for fiscal year 2023 to be approximately $5 to $5.5 billion.
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

We anticipate capital expenditures to be funded principally with our current cash balance, cash generated from continuing operations, and financing activities as needed. In addition, we intend to continue to evaluate (1) investments in large industrial gas projects driven by demand for more energy, cleaner energy, and emerging market growth; (2) purchases of existing industrial gas facilities from our customers to create long-term contracts under which we own and operate the plant and sell industrial gases to the customer based on a fixed fee; and (3) acquisitions of small- and medium-sized industrial gas companies or assets from other industrial gas companies.
Cash Flows From Financing Activities

Fiscal Year Ended 30 September	2022	2021
Long-term debt proceeds	$766.2	$178.9
Payments on long-term debt	(400.0)	(462.9)
Net increase in commercial paper and short-term borrowings	17.9	1.0
Dividends paid to shareholders	(1,383.3)	(1,256.7)
Proceeds from stock option exercises	19.3	10.6
Investments by noncontrolling interests	21.0	136.6
Other financing activities	(41.7)	(28.4)
Cash Used for Financing Activities	($1,000.6)	($1,420.9)
In fiscal year 2022, cash used for financing activities was $1,000.6. The use of cash was primarily driven by dividend payments to shareholders of $1,383.3 and payments on long-term debt of $400.0 for the repayment of a 3.0% Senior Note at maturity. These uses of cash were partially offset by long-term debt proceeds of $766.2.
In fiscal year 2021, cash used for financing activities was $1,420.9 and primarily included dividend payments to shareholders of $1,256.7 and payments on long-term debt of $462.9, partially offset by long-term debt proceeds of $178.9 and investments by noncontrolling interests of $136.6. The payments on long-term debt included the repayment of a 0.375% €350.0 million Eurobond ($428) in June 2021.
Financing and Capital Structure
Capital needs in fiscal year 2022 were satisfied with our cash balance and cash from operations. Total debt increased from $7,637.2 as of 30 September 2021 to $7,644.8 as of 30 September 2022. Total debt includes related party debt of $781.0 and $358.4 as of 30 September 2022 and 30 September 2021, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2022, we are in compliance with all of the financial and other covenants under our debt agreements.
Credit Facilities
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement maturing 31 March 2026 with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. On 31 March 2022, we amended the 2021 Credit Agreement to exercise our option to increase the maximum borrowing capacity to $2,750 and transition the benchmark rate from the London Inter-Bank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged from the original agreement.
The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 30 September 2022 and 30 September 2021, expressed as a percentage of total capitalization, was 35.8% and 35.2%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 30 September 2022.
We also have credit facilities available to certain of our foreign subsidiaries totaling $749.0, of which $457.5 was borrowed and outstanding as of 30 September 2022. The amount borrowed and outstanding as of 30 September 2021 was $176.2.

Equity Securities
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares in fiscal years 2022 or 2021. As of 30 September 2022, $485.3 in share repurchase authorization remained.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. In fiscal year 2022, the Board of Directors increased the quarterly dividend on our common stock to $1.62 per share, representing an 8% increase, or $0.12 per share, from the previous dividend of $1.50 per share. This is the 40th consecutive year that we have increased our quarterly dividend. We expect to continue to pay cash dividends in the future at comparable or increased levels.
On 22 November 2022, the Board of Directors declared a quarterly dividend of $1.62 per share that is payable on 13 February 2023 to shareholders of record at the close of business on 3 January 2023.
Discontinued Operations
In fiscal year 2022, cash provided by operating activities of discontinued operations of $59.6 resulted from cash received as part of a state tax refund related to the sale of our former Performance Materials Division in fiscal year 2017.
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
Net Periodic Benefit
The table below summarizes the components of net periodic benefit for our U.S. and international defined benefit pension plans for the fiscal years ended 30 September:

	2022	2021
Service cost	$39.8	$44.7
Non-service related benefits	(44.7)	(83.0)
Other	1.3	1.0
Net periodic benefit	($3.6)	($37.3)
Net periodic benefit of $3.6 decreased from $37.3 in the prior year, primarily due to lower non-service related benefits. We increased the percentage of fixed income investments within the plan asset portfolios, which resulted in lower expected returns on plan assets for both the U.S. salaried and the U.K. pension plans. Additionally, a higher discount rate resulted in higher interest costs. These two reductions in non-service related benefits were only partially offset by lower actuarial loss amortization. Our non-service related benefits are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2022 and 2021 was not material.

The table below summarizes the assumptions used in the calculation of net periodic benefit for the fiscal years ended 30 September:

	2022	2021
Weighted average discount rate – Service cost	2.4%	2.3%
Weighted average discount rate – Interest cost	2.0%	1.8%
Weighted average expected rate of return on plan assets	5.1%	6.0%
Weighted average expected rate of compensation increase	3.4%	3.4%
2023 Outlook
In fiscal year 2023, we expect to recognize pension expense of approximately $110 to $120 primarily driven by non-service related costs, including higher interest cost and lower estimated expected returns on plan assets due to a smaller beginning balance of plan assets.
In fiscal year 2022, we recognized net actuarial losses of $143.5 in other comprehensive income. Actuarial gains and losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets could impact the actuarial gain or loss and resulting amortization in years beyond fiscal year 2023.
Effective beginning in the first quarter of fiscal year 2023, management will review and disclose our adjusted results excluding the impact of non-service related costs as they are not indicative of the plans’ future contribution needs due to the funded status of the plans. Non-service related costs are driven by factors that are unrelated to our operations, such as recent changes to the allocation of our pension plan assets associated with de-risking as well as volatility in equity and debt markets.
Pension Funding
Funded Status
The projected benefit obligation represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The plan funded status is calculated as the difference between the projected benefit obligation and the fair value of plan assets at the end of the period.
The table below summarizes the project benefit obligation, the fair value of plan assets, and the funded status for our U.S. and international plans as of 30 September:

	2022	2021
Projected benefit obligation	$3,588.3	$5,304.9
Fair value of plan assets at end of year	3,526.0	5,248.7
Plan funded status	($62.3)	($56.2)
The net unfunded liability of $62.3 as of 30 September 2022 increased $6.1 from $56.2 as of 30 September 2021, primarily due to unfavorable asset experience, partially offset by a lower liability due to increased discount rates.
Company Contributions
Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third-party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During 2022 and 2021, our cash contributions to funded plans and benefit payments for unfunded plans were $44.7 and $44.6, respectively.
Funding Outlook
For fiscal year 2023, cash contributions to defined benefit plans are estimated to be $25 to $35. The estimate is based on expected contributions to certain international plans and anticipated benefit payments for unfunded plans, which are dependent upon the timing of retirements. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Note 1, Basis of Presentation and Major Accounting Policies, and Note 2, New Accounting Guidance, to the consolidated financial statements for a description of our major accounting policies and information concerning implementation and impact of new accounting guidance.
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
Depreciable Lives of Plant and Equipment
Plant and equipment, net at 30 September 2022 totaled $14,160.5, and depreciation expense totaled $1,302.7 during fiscal year 2022. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life.
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
Our regional segments have numerous long-term customer supply contracts for which we construct an on-site plant adjacent to or near the customer’s facility. These contracts typically have initial contract terms of 10 to 20 years. Depreciable lives of the production assets related to long-term supply contracts are generally matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the associated production assets is adjusted to match the new contract term, as long as it does not exceed the remaining physical life of the asset.
Our regional segments also have contracts for liquid or gaseous bulk supply and, for smaller customers, packaged gases. The depreciable lives of production facilities associated with these contracts are generally 15 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, competitors’ actions, etc.
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
Impairment of Assets
There were no triggering events in fiscal year 2022 that would require impairment testing for any of our asset groups, reporting units that contain goodwill, or indefinite-lived intangibles assets. We completed our annual impairment tests for goodwill and other indefinite-lived intangible assets and concluded there were no indications of impairment.
In the fourth quarter of fiscal year 2022, we recorded a noncash charge of $14.8 for the other-than-temporary impairment of two small equity method investments in our Asia segment.
Refer to the “Impairment of Assets” subsections below for additional detail.

Impairment of Assets – Plant and Equipment
Plant and equipment meeting the held for sale criteria are reported at the lower of carrying amount or fair value less cost to sell. Plant and equipment to be disposed of other than by sale may be reviewed for impairment upon the occurrence of certain triggering events, such as unexpected contract terminations or unexpected foreign government-imposed restrictions or expropriations. Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include:
•a significant decrease in the market value of a long-lived asset grouping;
•a significant adverse change in the manner in which the asset grouping is being used or in its physical condition;
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the long-lived asset;
•a reduction in revenues that is other than temporary;
•a history of operating or cash flow losses associated with the use of the asset grouping; or
•changes in the expected useful life of the long-lived assets.
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
In fiscal year 2022, there was no need to test for impairment on any of our asset groupings as no events or changes in circumstances indicated that the carrying amount of our asset groupings may not be recoverable.
Impairment of Assets – Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price (plus the fair value of any noncontrolling interest and previously held equity interest in the acquiree) over the fair value of identifiable net assets of an acquired entity. Goodwill was $823.0 as of 30 September 2022. Disclosures related to goodwill are included in Note 9, Goodwill, to the consolidated financial statements.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The tests are done at the reporting unit level, which is defined as being equal to or one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. We have five reportable business segments, seven operating segments and 11 reporting units, eight of which include a goodwill balance. Refer to Note 23, Business Segment and Geographic Information, for additional information. Reporting units are primarily based on products and subregions within each reportable segment. The majority of our goodwill is assigned to reporting units within our regional industrial gases segments.
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
During the fourth quarter of fiscal year 2022, we conducted our annual goodwill impairment test, noting no indications of impairment. The fair value of all of our reporting units substantially exceeded their carrying value.
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
Impairment of Assets – Intangible Assets
Intangible assets, net with determinable lives at 30 September 2022 totaled $314.4 and consisted primarily of customer relationships, purchased patents and technology, and land use rights. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See the impairment discussion above under "Impairment of Assets – Plant and Equipment" for a description of how impairment losses are determined.
Indefinite-lived intangible assets at 30 September 2022 totaled $33.1 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. To determine fair value, we utilize the royalty savings method, a form of the income approach. This method values an intangible asset by estimating the royalties avoided through ownership of the asset.
Disclosures related to intangible assets other than goodwill are included in Note 10, Intangible Assets, to the consolidated financial statements.
In the fourth quarter of 2022, we conducted our annual impairment test of indefinite-lived intangibles which resulted in no impairment.
Impairment of Assets – Equity Method Investments
Investments in and advances to equity affiliates totaled $3,353.8 at 30 September 2022. The majority of our investments are ventures with other industrial gas companies. Summarized financial information of our equity affiliates is included in Note 7, Equity Affiliates, to the consolidated financial statements. We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

An impairment loss is recognized in the event that an other-than-temporary decline in fair value below the carrying value of an investment occurs. We estimate the fair value of our investments under the income approach, which considers the estimated discounted future cash flows expected to be generated by the investee, and/or the market approach, which considers market multiples of revenue and earnings derived from comparable publicly-traded industrial gas companies. Changes in key assumptions about the financial condition of an investee or actual conditions that differ from estimates could result in an impairment charge.
During the fourth quarter of fiscal year 2022, we determined there was an other-than-temporary impairment of our investments in two small equity affiliates in the Asia segment. As a result, we recorded a noncash charge of $14.8 ($11.1 after-tax, or $0.05 per share) to write down the full carrying value of the investments. This charge is reflected on our consolidated income statements within “Equity affiliates' income” and was not recorded in segment results. There were no events or changes in circumstances that indicated that the carrying amount of our other investments may not be recoverable.
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
Accounting for contracts using the cost incurred input method requires management judgment relative to assessing risks and their impact on the estimates of revenues and costs. Our estimates are impacted by factors such as the potential for incentives or penalties on performance, schedule delays, technical issues, cost inflation, labor productivity, the complexity of work performed, the availability of materials, and performance of subcontractors. When adjustments in estimated total contract revenues or estimated total costs are required, any changes in the estimated profit from prior estimates are recognized in the current period for the inception-to-date effect of such change. When estimates of total costs to be incurred on a contract exceed estimates of total revenues to be earned, a provision for the entire estimated loss on the contract is recorded in the period in which the loss is determined.
In addition to the typical risks associated with underlying performance of project procurement and construction activities, our sale of equipment projects within our Corporate and other segment require monitoring of risks associated with schedule, geography, and other aspects of the contract and their effects on our estimates of total revenues and total costs to complete the contract.
Changes in estimates on projects accounted for under the cost incurred input method unfavorably impacted operating income by approximately $30 in fiscal year 2022 and $19 in fiscal year 2021. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As of 30 September 2022, accrued income taxes, including the amount recorded as noncurrent, was $269.8, and net deferred tax liabilities were $1,111.7. Tax liabilities related to uncertain tax positions as of 30 September 2022 were $103.5, excluding interest and penalties. Income tax expense for the fiscal year ended 30 September 2022 was $500.8. Disclosures related to income taxes are included in Note 21, Income Taxes, to the consolidated financial statements.

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
Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when we do not expect sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in income tax expense.
A 1% increase or decrease in our effective tax rate may result in a decrease or increase to net income, respectively, of approximately $28.
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
One of the assumptions used in the actuarial models is the discount rate used to measure benefit obligations. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. We measure the service cost and interest cost components of pension expense by applying spot rates along the yield curve to the relevant projected cash flows. The rates along the yield curve are used to discount the future cash flows of benefit obligations back to the measurement date. These rates change from year to year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. With respect to impacts on pension benefit obligations, a 50 bp increase or decrease in the discount rate may result in a decrease or increase, respectively, to pension expense of approximately $20 per year.
The expected rate of return on plan assets represents an estimate of the long-term average rate of return to be earned by plan assets reflecting current asset allocations. In determining estimated asset class returns, we take into account historical and future expected long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase or decrease in the estimated rate of return on plan assets may result in a decrease or increase, respectively, to pension expense of approximately $23 per year.

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
Contingencies include those associated with litigation and environmental matters, for which our accounting policy is discussed in Note 1, Basis of Presentation and Major Accounting Policies, to the consolidated financial statements, and details are provided in Note 16, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required to determine both the probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions to the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or our proportionate share of the liability increases. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our earnings, cash flows, and financial position are exposed to market risks arising from fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.
We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We have established counterparty credit guidelines and generally enter into transactions with financial institutions of investment grade or better, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and related major accounting policies, refer to Note 1, Basis of Presentation and Major Accounting Policies, and Note 12, Financial Instruments, to the consolidated financial statements. Additionally, we mitigate adverse energy price impacts through our cost pass-through contracts with customers and price increases.
Our derivative and other financial instruments consist of long-term debt, including the current portion and amounts owed to related parties; interest rate swaps; cross currency interest rate swaps; and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the "net financial instrument position" and is disclosed in Note 13, Fair Value Measurements, to the consolidated financial statements. Our net financial instrument position decreased from a liability of $7,850.3 at 30 September 2021 to a liability of $6,898.6 at 30 September 2022. The decrease was primarily due to the effect of higher interest rates on the fair value of U.S. Dollar- and Euro-denominated fixed-rate debt and the effect of a stronger U.S Dollar on foreign currency-denominated debt.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. Market values are the present values of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk and foreign currency risk are calculated by us using a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on market conditions as of the valuation date, such as interest rates, spot and forward exchange rates, and implied volatility.
Interest Rate Risk
Our debt portfolio as of 30 September 2022, including the effect of currency and interest rate swap agreements, was composed of 79% fixed-rate debt and 21% variable-rate debt. Our debt portfolio as of 30 September 2021, including the effect of currency and interest rate swap agreements, was composed of 89% fixed-rate debt and 11% variable-rate debt. The increase in variable-rate debt is primarily the result of a $600 million increase in the outstanding notional of fixed-to-variable interest rate swaps.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 September 2022, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $364 and $587 in the net liability position of financial instruments at 30 September 2022 and 2021, respectively. A 100 bp decrease in market interest rates would result in an increase of $425 and $692 in the net liability position of financial instruments at 30 September 2022 and 2021, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $16 and $8 of interest incurred per year at 30 September 2022 and 2021, respectively. A 100 bp decline in interest rates would lower interest incurred by $16 and $8 per year at 30 September 2022 and 2021, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2022 and 2021, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $165 and $343 in the net liability position of financial instruments at 30 September 2022 and 2021, respectively. The lower decrease or increase from a 10% strengthening or weakening, respectively, was primarily due to the origination of project cost hedges that generate losses and increase the net liability position when the functional currency strengthens or generate gains and decrease the net liability position when the functional currency weakens.
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
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2022, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its opinion on the Company’s internal control over financial reporting as of 30 September 2022 as stated in its report which appears herein.

/s/ Seifi Ghasemi	/s/ Melissa N. Schaeffer
Seifi Ghasemi	Melissa N. Schaeffer
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
22 November 2022	22 November 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Air Products and Chemicals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated income statements, comprehensive income statements, statements of equity, and statements of cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
We identified revenue recognition for certain on-site industrial gas customer contracts with complex terms and provisions as a critical audit matter because of the judgments necessary for management to evaluate these contract terms, including amendments, in order to determine the amount of revenue to be recognized. This required a high degree of auditor judgment when performing procedures to audit management’s determination of the amount and timing of revenue recognition and evaluating the results of those procedures.
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

Investments in Joint Ventures – Consolidation Accounting – Refer to Notes 1, 7, and 22 to the Financial Statements
Critical Audit Matter Description
In 2022, the Company entered into two significant joint ventures, the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture and the NEOM Green Hydrogen Company (“NGHC”) joint venture, which required assessments to determine if the respective investments should be consolidated by the Company. The consolidation assessments include an evaluation to determine whether the joint venture investments are variable interest entities (“VIE”). Application of the VIE accounting model requires the Company to identify whether it is the primary beneficiary of a joint venture when voting interests may not indicate which party maintains a controlling financial interest in the joint venture.
We identified the VIE analysis and primary beneficiary assessment as a critical audit matter. The application of the VIE accounting model requires a high degree of auditor judgment and additional effort when performing audit procedures to evaluate the reasonableness of management’s judgments related to the VIE analysis and control over the investment, including the need to use professionals in our firm with expertise in accounting for consolidations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of the VIE accounting model for certain joint ventures included the following, among others:
•We tested the effectiveness of the Company’s controls over the initial accounting assessment of joint ventures, including controls over the accuracy and completeness of information the Company used to evaluate the VIE analysis and accounting control criteria.
•We read the joint ventures shareholders’ agreements and related contracts, which govern the formation and activities of the investment, and evaluated the appropriateness of the Company’s accounting conclusion related to the VIE analysis and control of the joint venture.
•We analyzed other qualitative factors, such as the nature of the other investors in the joint venture and relationships with lenders and other counterparties as well as the nature and relative significance of the activities conducted by the shareholders under the various arrangements, to identify factors that may suggest a different conclusion related to management’s assessment of the primary beneficiary.
•We used professionals in our firm having expertise in accounting for consolidations when evaluating the provisions of the joint venture shareholders’ agreement and related contracts.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 22, 2022
We have served as the Company's auditor since 2018.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2022	2021	2020
Sales	$12,698.6	$10,323.0	$8,856.3
Cost of sales	9,338.5	7,186.1	5,858.1
Facility closure	—	23.2	—
Selling and administrative	900.6	828.4	775.9
Research and development	102.9	93.5	83.9
Business and asset actions	73.7	—	—
Gain on exchange with joint venture partner	—	36.8	—
Company headquarters relocation income (expense)	—	—	33.8
Other income (expense), net	55.9	52.8	65.4
Operating Income	2,338.8	2,281.4	2,237.6
Equity affiliates' income	481.5	294.1	264.8
Interest expense	128.0	141.8	109.3
Other non-operating income (expense), net	62.4	73.7	30.7
Income From Continuing Operations Before Taxes	2,754.7	2,507.4	2,423.8
Income tax provision	500.8	462.8	478.4
Income From Continuing Operations	2,253.9	2,044.6	1,945.4
Income (Loss) from discontinued operations, net of tax	12.6	70.3	(14.3)
Net Income	2,266.5	2,114.9	1,931.1
Net income attributable to noncontrolling interests of continuing operations	10.4	15.8	44.4
Net Income Attributable to Air Products	$2,256.1	$2,099.1	$1,886.7

Net Income Attributable to Air Products
Net income from continuing operations	$2,243.5	$2,028.8	$1,901.0
Net income (loss) from discontinued operations	12.6	70.3	(14.3)
Net Income Attributable to Air Products	$2,256.1	$2,099.1	$1,886.7

Per Share Data*
Basic EPS from continuing operations	$10.11	$9.16	$8.59
Basic EPS from discontinued operations	0.06	0.32	(0.06)
Basic EPS Attributable to Air Products	$10.16	$9.47	$8.53
Diluted EPS from continuing operations	$10.08	$9.12	$8.55
Diluted EPS from discontinued operations	0.06	0.32	(0.06)
Diluted EPS Attributable to Air Products	$10.14	$9.43	$8.49

Weighted Average Common Shares (in millions)
Basic	222.0	221.6	221.2
Diluted	222.5	222.5	222.3
*Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2022	2021	2020
Net Income	$2,266.5	$2,114.9	$1,931.1
Other Comprehensive (Loss) Income, net of tax:
Translation adjustments, net of tax of $71.2, $2.8, and ($29.4)	(1,230.5)	267.3	233.4
Net (loss) gain on derivatives, net of tax of ($63.9), ($9.0), and $23.7	(120.3)	3.3	43.5
Pension and postretirement benefits, net of tax of ($33.4), $91.4, and ($15.6)	(112.2)	274.3	(68.2)
Reclassification adjustments:
Currency translation adjustment	7.3	—	—
Derivatives, net of tax of $30.3, $13.9, and ($17.7)	91.4	43.5	(57.7)
Pension and postretirement benefits, net of tax of $21.8, $24.4, and $27.1	64.8	74.6	82.5
Total Other Comprehensive (Loss) Income	(1,299.5)	663.0	233.5
Comprehensive Income	967.0	2,777.9	2,164.6
Net Income Attributable to Noncontrolling Interests	10.4	15.8	44.4
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(29.3)	38.8	(2.0)
Comprehensive Income Attributable to Air Products	$985.9	$2,723.3	$2,122.2
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2022	2021
Assets
Current Assets
Cash and cash items	$2,711.0	$4,468.9
Short-term investments	590.7	1,331.9
Trade receivables, net	1,794.4	1,451.3
Inventories	514.2	453.9
Prepaid expenses	156.8	119.4
Other receivables and current assets	515.8	550.9
Total Current Assets	6,282.9	8,376.3
Investment in net assets of and advances to equity affiliates	3,353.8	1,649.3
Plant and equipment, net	14,160.5	13,254.6
Goodwill, net	823.0	911.5
Intangible assets, net	347.5	420.7
Noncurrent lease receivables	583.1	740.3
Other noncurrent assets	1,641.8	1,506.5
Total Noncurrent Assets	20,909.7	18,482.9
Total Assets	$27,192.6	$26,859.2
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,771.6	$2,218.3
Accrued income taxes	135.2	93.9
Short-term borrowings	10.7	2.4
Current portion of long-term debt	548.3	484.5
Total Current Liabilities	3,465.8	2,799.1
Long-term debt	6,433.8	6,875.7
Long-term debt – related party	652.0	274.6
Other noncurrent liabilities	1,691.2	1,640.9
Deferred income taxes	1,247.4	1,180.9
Total Noncurrent Liabilities	10,024.4	9,972.1
Total Liabilities	13,490.2	12,771.2
Commitments and Contingencies - See Note 16
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2022 and 2021 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,141.4	1,115.8
Retained earnings	16,520.3	15,678.3
Accumulated other comprehensive loss	(2,786.1)	(1,515.9)
Treasury stock, at cost (2022 - 27,616,888 shares; 2021 - 28,058,829 shares)	(1,981.0)	(1,987.9)
Total Air Products Shareholders' Equity	13,144.0	13,539.7
Noncontrolling Interests	558.4	548.3
Total Equity	13,702.4	14,088.0
Total Liabilities and Equity	$27,192.6	$26,859.2
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2022	2021	2020
Operating Activities
Net income	$2,266.5	$2,114.9	$1,931.1
Less: Net income attributable to noncontrolling interests of continuing operations	10.4	15.8	44.4
Net income attributable to Air Products	2,256.1	2,099.1	1,886.7
Net (income) loss from discontinued operations	(12.6)	(70.3)	14.3
Net income from continuing operations attributable to Air Products	2,243.5	2,028.8	1,901.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,338.2	1,321.3	1,185.0
Deferred income taxes	32.3	94.0	165.0
Facility closure	—	23.2	—
Business and asset actions	73.7	—	—
Undistributed earnings of equity method investments	(214.7)	(138.2)	(161.9)
Gain on sale of assets and investments	(24.1)	(37.2)	(45.8)
Share-based compensation	48.4	44.5	53.5
Noncurrent lease receivables	94.0	98.8	91.6
Other adjustments	(304.9)	(116.7)	116.4
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(475.2)	(130.5)	43.2
Inventories	(94.3)	(47.2)	(5.2)
Other receivables	(1.8)	75.5	84.4
Payables and accrued liabilities	532.5	187.9	(31.9)
Other working capital	(77.0)	(69.0)	(130.6)
Cash Provided by Operating Activities	3,170.6	3,335.2	3,264.7
Investing Activities
Additions to plant and equipment, including long-term deposits	(2,926.5)	(2,464.2)	(2,509.0)
Acquisitions, less cash acquired	(65.1)	(10.5)	(183.3)
Investment in and advances to unconsolidated affiliates	(1,658.4)	(76.0)	(24.4)
Proceeds from sale of assets and investments	46.2	37.5	80.3
Purchases of investments	(1,637.8)	(2,100.7)	(2,865.5)
Proceeds from investments	2,377.4	1,875.2	1,938.0
Other investing activities	7.0	5.8	3.9
Cash Used for Investing Activities	(3,857.2)	(2,732.9)	(3,560.0)
Financing Activities
Long-term debt proceeds	766.2	178.9	4,895.8
Payments on long-term debt	(400.0)	(462.9)	(406.6)
Net increase (decrease) in commercial paper and short-term borrowings	17.9	1.0	(54.9)
Dividends paid to shareholders	(1,383.3)	(1,256.7)	(1,103.6)
Proceeds from stock option exercises	19.3	10.6	34.1
Investments by noncontrolling interests	21.0	136.6	17.1
Other financing activities	(41.7)	(28.4)	(97.2)
Cash Provided by (Used for) Financing Activities	(1,000.6)	(1,420.9)	3,284.7
Discontinued Operations
Cash provided by operating activities	59.6	6.7	—
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—
Cash Provided by Discontinued Operations	59.6	6.7	—
Effect of Exchange Rate Changes on Cash	(130.3)	27.8	14.9
Increase (Decrease) in cash and cash items	(1,757.9)	(784.1)	3,004.3
Cash and Cash items – Beginning of Year	4,468.9	5,253.0	2,248.7
Cash and Cash Items – End of Period	$2,711.0	$4,468.9	$5,253.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2019	$249.4	$1,070.9	$14,138.4	($2,375.6)	($2,029.5)	$11,053.6	$334.7	$11,388.3
Net income	—	—	1,886.7	—	—	1,886.7	44.4	1,931.1
Other comprehensive income (loss)	—	—	—	235.5	—	235.5	(2.0)	233.5
Dividends on common stock (per share $5.18)	—	—	(1,144.1)	—	—	(1,144.1)	—	(1,144.1)
Dividends to noncontrolling interests	—	—	—	—	—	—	(31.8)	(31.8)
Share-based compensation	—	44.2	—	—	—	44.2	—	44.2
Issuance of treasury shares for stock option and award plans	—	(14.1)	—	—	29.5	15.4	—	15.4
Investments by noncontrolling interest	—	—	—	—	—	—	17.1	17.1
Other equity transactions	—	(6.2)	(5.3)	—	—	(11.5)	0.9	(10.6)
Balance as of 30 September 2020	$249.4	$1,094.8	$14,875.7	($2,140.1)	($2,000.0)	$12,079.8	$363.3	$12,443.1
Net income	—	—	2,099.1	—	—	2,099.1	15.8	2,114.9
Other comprehensive income (loss)	—	—	—	624.2	—	624.2	38.8	663.0
Dividends on common stock (per share $5.84)	—	—	(1,292.6)	—	—	(1,292.6)	—	(1,292.6)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation	—	43.5	—	—	—	43.5	—	43.5
Issuance of treasury shares for stock option and award plans	—	(21.5)	—	—	12.1	(9.4)	—	(9.4)
Investments by noncontrolling interests	—	—	—	—	—	—	139.8	139.8
Purchase of noncontrolling interests	—	(1.2)	—	—	—	(1.2)	(4.1)	(5.3)
Other equity transactions	—	0.2	(3.9)	—	—	(3.7)	—	(3.7)
Balance as of 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	2,256.1	—	—	2,256.1	10.4	2,266.5
Other comprehensive income (loss)	—	—	—	(1,270.2)	—	(1,270.2)	(29.3)	(1,299.5)
Dividends on common stock (per share $6.36)	—	—	(1,410.6)	—	—	(1,410.6)	—	(1,410.6)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	46.0	—	—	—	46.0	—	46.0
Issuance of treasury shares for stock option and award plans	—	(20.9)	—	—	6.9	(14.0)	—	(14.0)
Investments by noncontrolling interests	—	—	—	—	—	—	33.0	33.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.5	(3.5)	—	—	(3.0)	2.7	(0.3)
Balance as of 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Millions of U.S. Dollars unless otherwise indicated, except for share and per share data)

1.  BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
About Air Products
Air Products, a Delaware corporation originally founded in 1940, is a world-leading industrial gases company. Focused on energy, environmental, and emerging markets, Air Products' core business provides a unique portfolio of products, services, and solutions that include atmospheric gases, process and specialty gases, equipment, and related services to customers in dozens of industries. Air Products also develops, engineers, builds, owns, and operates some of the world's largest industrial gas and carbon-capture projects, supplying world-scale clean hydrogen for global transportation, industrial markets, and the broader energy transition. Air Products trades on the New York Stock Exchange under the symbol "APD."
Air Products manages and reports its operating results through five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. Refer to Note 23, Business Segment and Geographic Information, for additional information.
As used in this report, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” "Air Products," or “registrant” include our controlled subsidiaries and affiliates.
Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Air Products and Chemicals, Inc. and those of its controlled subsidiaries. The notes that follow are an integral part of our consolidated financial statements. These notes, unless otherwise indicated, are presented on a continuing operations basis. Intercompany transactions and balances are eliminated in consolidation.
Discontinued Operations
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
Estimates and Assumptions
Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
We are subject to various risks and uncertainties, including, but not limited to, those resulting from the COVID-19 pandemic as well as from increased inflationary pressures and Russia's invasion of Ukraine. Due to the dynamic nature of these circumstances, uncertainty remains regarding how these events may affect our business, results of operations, and overall financial performance in future periods. For example, future events could impact our ability to complete a suspended project in Ukraine and recover the carrying value of related assets, which totaled approximately $45 within "Plant and equipment, net" on our consolidated balance sheet as of 30 September 2022.
Reclassifications
Prior year segment information has been reclassified to conform to the fiscal year 2022 presentation, which reflects the reorganization of our reporting segments effective 1 October 2021.
Consolidation Principles
We consolidate all entities we control under either the voting interest model, which generally applies when we hold a majority of the voting interest of an entity, or the variable interest model, which applies to arrangements for which we are the primary beneficiary of a variable interest entity ("VIE"). For consolidated subsidiaries in which our ownership is less than 100%, the outside shareholders’ interests are reflected as non-controlling interests on our consolidated financial statements.

We are considered the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. During the third quarter of fiscal year 2022, we determined that we are the primary beneficiary of the NEOM Green Hydrogen Company and consolidated the joint venture within our Middle East and India segment. For additional information, refer to Note 22, Supplemental Information. We are not the primary beneficiary of any other material VIEs.
We account for a VIE for which we exercise significant influence but are not the primary beneficiary, such as the Jazan Integrated Gasification and Power Company joint venture, as an equity method investment. For additional information on this joint venture, refer to Note 7, Equity Affiliates.
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
In addition, foreign currency forward points and currency swap basis differences that are excluded from the assessment of hedge effectiveness of our cash flow hedges of intercompany loans (“excluded components”) are recorded within “Other non-operating income (expense), net" on a straight-line basis. Excluded components were expenses of $23.2, $31.0, and $33.5 in fiscal years 2022, 2021, and 2020, respectively.
Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve our property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $22.3, $18.6, and $18.3 in fiscal years 2022, 2021, and 2020, respectively. In addition, we recorded a pre-tax expense of $19.0 in results from discontinued operations to increase our environmental accrual for the Pace facility in the second quarter of fiscal year 2020. Refer to the Pace discussion within Note 16, Commitments and Contingencies, for additional information.
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
Share-Based Compensation
We expense the grant-date fair value of our share-based awards over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. Refer to Note 18, Share-Based Compensation, for additional information regarding our awards, including the models and assumptions used to determine their grant-date fair value.
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
Other Non-Operating Income (Expense), net
"Other non-operating income (expense), net" includes interest income associated with our cash and cash items and short-term investments, certain foreign currency remeasurements and impacts from the related hedging activities discussed in the Foreign Currency section above, and non-service cost components of net periodic pension and postretirement benefit cost. Our non-service costs primarily include interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlements.
Cash and Cash Items
"Cash and cash items" include cash, time deposits, and treasury securities acquired with an original maturity of three months or less.
Short-term Investments
"Short-term investments" include time deposits and treasury securities with original maturities greater than three months and less than one year.

Credit Losses
We are exposed to credit losses through sales of products and services. When extending credit, we evaluate customer creditworthiness based on a combination of qualitative and quantitative factors that include, but are not limited to, the customer’s credit score from external providers, financial condition, and past payment experience.
We assess allowances for credit losses on our trade receivables, lease receivable, and notes receivable portfolios. Allowances are evaluated by portfolio on a collective basis where similar characteristics exist. A provision for customer defaults is made on a general formula basis as the risk of some default is expected but cannot yet be associated with specific customers. The assessment of the likelihood of default is based on various factors, including the length of time the receivables are past due, historical experience, existing economic conditions, and forward-looking information. When we identify specific customers with known collectability issues, the assessment for credit losses is performed on an individual basis, considering current and forward-looking information of the customer.
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
Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses. Changes to the carrying amount of the allowance for credit losses on trade receivables are summarized below:

Balance at 30 September 2019	$24.8
Provision for credit losses	7.7
Write-offs charged against the allowance	(8.3)
Currency translation and other	(0.3)
Balance at 30 September 2020	$23.9
Adoption of new credit losses standard	0.5
Provision for credit losses	2.7
Write-offs charged against the allowance	(3.8)
Currency translation and other	1.8
Balance at 30 September 2021	$25.1
Provision for credit losses	7.5
Write-offs charged against the allowance	(7.9)
Currency translation and other	(0.6)
Balance at 30 September 2022	$24.1
In addition, our lease receivables and notes receivable are presented net of allowances for credit losses. As of 30 September 2022 and 2021, the credit quality of lease receivables and notes receivable did not require a material allowance for credit losses. For additional information on our lease arrangements, refer to Note 11, Leases.
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

Equity Method Investments
We apply the equity method of accounting when we have the ability to exercise significant influence but do not control the operating and financial decisions of an investee, which generally applies when our ownership interest in common stock or in-substance common stock of the investee is between 20% and 50%. Under the equity method, we initially record our investment at cost and subsequently adjust the investment to recognize our share of net earnings or losses, distributions received, and other-than-temporary impairments. The carrying value of our equity method investments is reflected as "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investees. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
Our share of the investee's net earnings is primarily presented net of income taxes within “Equity affiliates’ income" on our consolidated income statements. Profits or losses related to intra-entity sales with our equity method investees are eliminated consistent with our ownership percentage in the entity until realized by the investee through a transaction with a third party. In addition, “Equity affiliates’ income” includes interest income from shareholder loans viewed as in-substance common stock.
Plant and Equipment, net
Plant and equipment, net is stated at cost less accumulated depreciation. Construction costs, labor, and applicable overhead related to installations are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. The costs of maintenance and repairs of plant and equipment are expensed as incurred.
Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income. Refer to Note 8, Plant and Equipment, net, for further detail.
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
Capitalized Interest
As we build new plant and equipment, we include in the cost of these assets a portion of the interest payments we make during the year. The amount of capitalized interest was $41.0, $28.3, and $15.9 in fiscal years 2022, 2021, and 2020, respectively.

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
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured using discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with on-site long-term supply contracts under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. Our asset retirement obligations totaled $274.7 and $269.6 at 30 September 2022 and 2021, respectively. Refer to Note 16, Commitments and Contingencies, for further detail.
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
Customer relationships are generally amortized over periods of five to 25 years. Purchased patents and technology and other finite-lived intangibles are generally amortized over periods of five to 15 years. Other intangibles includes certain land use rights, which are generally amortized over a period of 50 years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. Refer to Note 10, Intangible Assets, for further detail.
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
In November 2021, the Financial Accounting Standards Board ("FASB") issued disclosure guidance to increase the transparency of transactions an entity has with a government that are accounted for by applying a grant or contribution accounting model. We are evaluating the impact this guidance will have on our annual disclosures within the consolidated financial statements. We will adopt this guidance prospectively in fiscal year 2023.
Acquired Revenue Contracts in a Business Combination
In October 2021, the FASB issued an update for the recognition of contract assets and liabilities acquired in a business combination. Rather than recognizing such items at fair value on the acquisition date, the acquirer would measure and recognize contract assets and liabilities in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contract. This guidance is effective beginning in fiscal year 2024, with early adoption permitted. The impact of the new standard on our consolidated financial statements and related disclosures will depend on future acquisitions.
Reference Rate Reform
In March 2020, the FASB issued an update to provide practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR"). The amendments may be applied to impacted contracts and hedges through 31 December 2022. We have had no reference rate reform modifications to date. This update will be adopted on a prospective basis in the event of any such modifications.

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
Fiscal Year 2020
Asset Acquisition
On 17 April 2020, we acquired five operating hydrogen production plants from PBF Energy Inc. ("PBF") and commenced contractual long-term supply of hydrogen from those plants to PBF's refineries. We accounted for the transaction as an asset acquisition in the Americas segment. The aggregate purchase price of $580 is reflected in "Additions to plant and equipment, including long-term deposits" on our consolidated statement of cash flows for the fiscal year ended 30 September 2020.
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

4. REVENUE RECOGNITION
Nature of Goods and Services
The principal activities from which we generate sales from our contracts with customers are described below with their respective revenue recognition policies. For an overall summary of these policies and discussion on payment terms and presentation, refer to Note 1, Basis of Presentation and Major Accounting Policies.
Regional Industrial Gases
Our regional industrial gases businesses produce and sell atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air) and process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, syngas, and specialty gases. We distribute gases to our sale of gas customers through different supply modes depending on various factors including the customer's volume requirements and location. Our supply modes are as follows:
•On-site Gases—Supply mode associated with customers who require large volumes of gases and have relatively constant demand. Gases are produced and supplied by large facilities on or near the customers’ facilities or by pipeline systems from centrally located production facilities. These sale of gas contracts generally have 15- to 20-year terms. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically via 10- to 15-year sale of gas contracts. The contracts within this supply mode generally contain fixed monthly charges and/or minimum purchase requirements with price escalation provisions that are generally based on external indices. Revenue associated with this supply mode is generally recognized over time during the period in which we deliver or make available the agreed upon quantity of goods.
•Merchant Gases—Supply mode associated with liquid bulk and packaged gases customers. Liquid bulk customers receive delivery of product in liquid or gaseous form by tanker or tube trailer. The product is stored, usually in its liquid state, in equipment we typically design and install at the customer’s site for vaporizing into a gaseous state as needed. Packaged gases customers receive small quantities of product delivered in either cylinders or dewars. Both liquid bulk and packaged gases sales do not contain minimum purchase requirements as they are governed by contracts and/or purchase orders that are based on the customer's requirements. These contracts contain stated terms that are generally five years or less. Performance obligations associated with this supply mode are satisfied at a point in time when the customer receives and obtains control of the product, which generally occurs upon delivery.
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

Equipment
We design and manufacture equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment serves our sale of equipment customers.
Our sale of equipment contracts are generally comprised of a single performance obligation as the individual promised goods or services contained within the contracts are integrated with or dependent upon other goods or services in the contract for a single output to the customer. Revenue from our sale of equipment contracts is generally recognized over time as we have an enforceable right to payment for performance completed to date and our performance under the contract terms does not create an asset with alternative use. Otherwise, sale of equipment contracts are satisfied at the point in time the customer obtains control of the equipment, which is generally determined based on the shipping terms of the contract. For contracts recognized over time, we primarily recognize revenue using a cost incurred input method by which costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include those for materials, labor, and overhead and represent work contributing and proportionate to the transfer of control to the customer.
Since our contracts are generally comprised of a single performance obligation, contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. In addition, changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project estimates that unfavorably impacted operating income by approximately $30 and $19 in fiscal years 2022 and 2021, respectively. Changes in estimates favorably impacted operating income by approximately $7 in fiscal year 2020. Our changes in estimates would not have significantly impacted amounts recorded in prior years.
Disaggregation of Revenue
The table below presents our consolidated sales disaggregated by supply mode for each of our reporting segments. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2022
On-site	$3,423.1	$1,833.9	$1,298.2	$77.9	$—	$6,633.1	52%
Merchant	1,945.8	1,309.4	1,787.9	51.6	—	5,094.7	40%
Sale of equipment	—	—	—	—	970.8	970.8	8%
Total	$5,368.9	$3,143.3	$3,086.1	$129.5	$970.8	$12,698.6	100%

2021
On-site	$2,469.5	$1,718.8	$802.4	$70.7	$—	$5,061.4	49%
Merchant	1,698.1	1,202.0	1,543.2	28.6	—	4,471.9	43%
Sale of equipment	—	—	—	—	789.7	789.7	8%
Total	$4,167.6	$2,920.8	$2,345.6	$99.3	$789.7	$10,323.0	100%

2020
On-site	$2,040.2	$1,652.8	$574.6	$54.7	$—	$4,322.3	49%
Merchant	1,590.5	1,063.7	1,272.4	24.6	—	3,951.2	45%
Sale of equipment	—	—	—	—	582.8	582.8	6%
Total	$3,630.7	$2,716.5	$1,847.0	$79.3	$582.8	$8,856.3	100%

Remaining Performance Obligations
As of 30 September 2022, the transaction price allocated to remaining performance obligations is estimated to be approximately $23 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over approximately the next five years and the balance thereafter.
Our remaining performance obligations do not include (1) expected revenue associated with new on-site plants that are not yet on-stream; (2) consideration associated with contracts that have an expected duration of less than one year; and (3) variable consideration for which we recognize revenue at the amount to which we have the right to invoice, including energy cost pass-through to customers.
In the future, actual amounts will differ due to events outside of our control, including, but not limited to, inflationary price escalations; currency exchange rates; and amended, terminated, or renewed contracts.
Contract Balances
The table below details balances arising from contracts with customers:

30 September	Balance Sheet Location	2022	2021
Assets
Contract assets – current	Other receivables and current assets	$69.0	$119.4
Contract fulfillment costs – current	Other receivables and current assets	84.1	125.5
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$439.1	$366.8
Contract liabilities – noncurrent	Other noncurrent liabilities	67.2	58.4
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
Costs to obtain a contract, or "contract acquisition costs," are capitalized only after we have established a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 September 2022 and 2021 were not material.
Contract liabilities include advanced payments or right to consideration prior to performance under the contract and are recognized as revenue when or as we perform. Increases to our current contract liabilities primarily relate to new sale of equipment projects as balances associated with our sale of gas contracts are generally related to fixed charges and are relatively consistent period over period. During the fiscal year ended 30 September 2022, we recognized sales of approximately $242 associated with sale of equipment contracts that were included within our contract liabilities balance as of 30 September 2021. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.

5.  DISCONTINUED OPERATIONS
In fiscal year 2022, income from discontinued operations, net of tax, was $12.6. This primarily resulted from a net tax benefit recorded in the fourth quarter upon release of tax liabilities for uncertain tax positions associated with our former Performance Materials Division ("PMD") for which the statute of limitations expired. Our consolidated statement of cash flows for the fiscal year ended 30 September 2022 reflects cash provided by operating activities of discontinued operations of $59.6 primarily from income tax refunds associated with the sale of PMD in 2017.
In fiscal year 2021, income from discontinued operations, net of tax, was $70.3. This included net tax benefits of $60.0 recorded upon release of tax liabilities related to uncertain tax positions for which the statute of limitations expired. Of this benefit, we recorded $51.8 in the fourth quarter for liabilities associated with PMD and $8.2 in the third quarter for liabilities associated with our former Energy-from-Waste ("EfW") business. Additionally, we recorded a tax benefit of $10.3 in the first quarter of fiscal year 2021 primarily from the settlement of a state tax appeal related to the gain on the sale of PMD in fiscal year 2017. Our consolidated statement of cash flows for the fiscal year ended 30 September 2021 reflects cash provided by operating activities of discontinued operations of $6.7 from cash received as part of the settlement.
In fiscal year 2020, loss from discontinued operations, net of tax, was $14.3. This resulted from a pre-tax loss of $19.0 recorded in the second quarter to increase our existing liability for retained environmental obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 16, Commitments and Contingencies, for additional information. The loss did not have an impact on our consolidated statement of cash flows for the fiscal year ended 30 September 2020.
6.  INVENTORIES
The components of inventories are as follows:

30 September	2022	2021
Finished goods	$162.0	$150.7
Work in process	22.0	24.0
Raw materials, supplies, and other	330.2	279.2
Inventories	$514.2	$453.9

7. EQUITY AFFILIATES
"Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets were $3,353.8 and $1,649.3 as of 30 September 2022 and 2021, respectively. Substantially all our equity method investments are in foreign affiliates. In fiscal year 2022, we made an initial investment in the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture as further discussed below.
As of 30 September 2022, our equity affiliates were as follows:

Abdullah Hashim Industrial Gases & Equipment Co., Ltd. (25%);	INFRA Group (40%);
Air Products South Africa (Proprietary) Limited (50%);	INOX Air Products Private Limited (50%);
Bangkok Cogeneration Company Limited (49%);	Jazan Integrated Gasification and Power Company (51%);
Bangkok Industrial Gases Co., Ltd. (49%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Chengdu Air & Gas Products Ltd. (50%);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Helios S.p.A. (49%);	and principally, other industrial gas producers.
Dividends and other distributions received from equity affiliates were $285.1, $157.3, and $107.0 in fiscal years 2022, 2021, and 2020, respectively.
As of 30 September 2022 and 2021, the amount of investment in companies accounted for by the equity method included equity method goodwill of $44.6 and $55.3, respectively.
Summarized Financial Information
The summarized financial information presented below is on a combined 100% basis and has been compiled based on financial statements of our equity affiliates.

30 September		2022	2021
Current assets		$2,454.6	$2,244.6
Noncurrent assets		9,805.6	4,630.7
Current liabilities		939.0	774.0
Noncurrent liabilities		7,713.5	2,852.5

Fiscal Year Ended 30 September	2022	2021	2020
Net sales(A)	$4,124.4	$3,338.1	$2,809.1
Gross profit	1,894.0	1,492.9	1,212.5
Operating income	1,320.1	962.2	748.6
Net income	895.1	646.0	567.8
(A)Includes financing revenue of $674.6, $134.9, and $137.7 in fiscal years 2022, 2021, and 2020, respectively. Financing revenue in fiscal year 2022 primarily relates to the JIGPC joint venture discussed below.
Investment in Jazan Integrated Gasification and Power Company (“JIGPC”)
On 27 October 2021, we made an initial investment of $1.6 billion in JIGPC, a joint venture with Saudi Aramco Power Company (a subsidiary of Aramco), ACWA Power, and Air Products Qudra in the Jazan Economic City, Saudi Arabia. Our investment represents a 55% interest in the joint venture, of which 4% is attributable to the non-controlling partner of Air Products Qudra. The $1.6 billion investment, which includes approximately $130 from the non-controlling partner, is primarily in the form of shareholder loans that qualify as in-substance common stock in the joint venture.
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
Certain shareholders receive a preferred cash distribution pursuant to the joint venture agreement, which specifies each shareholder’s share of income after considering the amount of cash available for distribution. As such, the earnings attributable to Air Products may not be proportionate to our ownership interest in the venture.
As of 30 September 2022, the carrying value of our investment totaled $1,780.0 and is presented as “Investments in and advances to equity affiliates” on our consolidated balance sheet. Our loss exposure is limited to our investment in the joint venture.
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
In October 2021, the supply agreement between JGPC and Aramco was terminated, and JGPC sold its air separation units to Aramco. We initially sold these assets to JGPC and deferred profit proportionate to our 26% ownership in the joint venture. With the termination of the supply agreement and sale of the air separation units complete, we recognized the remaining deferred profit, net of other project finalization costs, in equity affiliates’ income in the first quarter of fiscal year 2022.
As of 30 September 2021, our consolidated balance sheets included $94.4 reflected within "Payables and accrued liabilities" for our obligation to make equity contributions based on our proportionate share of advances received by the joint venture under an equity bridge loan. The joint venture utilized a portion of the proceeds from the sale of the air separation units to repay its outstanding debt, including the equity bridge loan. Accordingly, we recorded a noncash adjustment of $94.4 in the first quarter of fiscal year 2022 to reduce our obligation to zero with a corresponding reduction to the carrying value of our investment in the joint venture. As of 30 September 2022, we no longer have an investment balance in the JGPC joint venture.
Equity Method Investment Impairment
During the fourth quarter of fiscal year 2022, we determined there was an other-than-temporary impairment in two small equity affiliates in the Asia segment. As a result, we recorded a noncash charge of $14.8 to write down the full carrying value of the investments. This charge is reflected on our consolidated income statements within “Equity affiliates' income” and was not recorded in segment results.
India Finance Act 2020
Our consolidated income statements in fiscal year 2020 include a benefit of $33.8 reflected in equity affiliates' income for our share of accumulated dividend distribution taxes released with respect to INOX Air Products Private Limited, an equity affiliate investment in our Asia segment. This benefit, which related to tax legislation passed by the Indian government, was not recorded in segment results. Refer to Note 21, Income Taxes, for additional information. The benefit is included in fiscal year 2020 net income in the summarized financial information table above on a 100% basis.

8. PLANT AND EQUIPMENT, NET
The major classes of plant and equipment are as follows:

30 September	Useful life	2022	2021
Land		$266.7	$312.1
Buildings	30 years	1,431.3	1,083.1
Production facilities(A)	10-20 years	18,000.5	18,236.9
Distribution and other machinery and equipment(B)	5-25 years	4,784.9	5,111.6
Construction in progress		3,676.7	2,745.1
Plant and equipment, at cost		$28,160.1	$27,488.8
Less: Accumulated depreciation		13,999.6	14,234.2
Plant and equipment, net		$14,160.5	$13,254.6
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
Depreciation expense was $1,302.7, $1,284.1, and $1,150.5 in fiscal years 2022, 2021, and 2020, respectively.
9.  GOODWILL
Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net at 30 September 2020	$152.6	$180.4	$516.3	$7.8	$34.4	$891.5
Acquisitions(A)	—	—	21.0	—	—	21.0
Currency translation and other	(1.6)	3.9	(3.8)	0.2	0.3	(1.0)
Goodwill, net at 30 September 2021	$151.0	$184.3	$533.5	$8.0	$34.7	$911.5
Acquisitions(A)	—	—	17.0	7.5	—	24.5
Currency translation and other	(7.8)	(11.6)	(93.0)	0.3	(0.9)	(113.0)
Goodwill, net at 30 September 2022	$143.2	$172.7	$457.5	$15.8	$33.8	$823.0
(A)Goodwill acquired in fiscal year 2021 was primarily attributable to a business combination completed in the second quarter. Refer to Note 3, Acquisitions, for additional information. In fiscal year 2022, goodwill acquired is primarily attributable to expected cost synergies associated with small business combinations, of which $3.2 is deductible for tax purposes.

30 September	2022	2021	2020
Goodwill, gross	$1,096.0	$1,239.2	$1,230.2
Accumulated impairment losses(A)	(273.0)	(327.7)	(338.7)
Goodwill, net	$823.0	$911.5	$891.5
(A)Accumulated impairment losses include the impacts of currency translation. These losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The impairment test for goodwill involves calculating the fair value of each reporting unit and comparing that value to the carrying value. If the fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. During the fourth quarter of fiscal year 2022, we conducted our annual goodwill impairment test and determined that the fair value of all our reporting units exceeded their carrying value.

10.  INTANGIBLE ASSETS
The table below summarizes the major classes of our intangible assets:

	2022			2021
30 September	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Finite-lived:
Customer relationships	$487.5	($226.3)	$261.2	$552.0	($234.7)	$317.3
Patents and technology	33.1	(16.3)	16.8	36.8	(16.9)	19.9
Other	73.4	(37.0)	36.4	80.5	(37.3)	43.2
Total finite-lived intangible assets	$594.0	($279.6)	$314.4	$669.3	($288.9)	$380.4
Indefinite-lived:
Trade names and trademarks	42.2	(9.1)	33.1	51.2	(10.9)	40.3
Total intangible assets	$636.2	($288.7)	$347.5	$720.5	($299.8)	$420.7
The decrease in net intangible assets in fiscal year 2022 was primarily attributable to currency impacts due to the strengthening of the U.S Dollar as well as amortization.
Amortization expense for intangible assets was $35.5, $37.2, and $34.5 in fiscal years 2022, 2021, and 2020, respectively. Refer to Note 1, Basis of Presentation and Major Accounting Policies, for the amortization periods for each major class of intangible assets.
The table below details the amount of amortization expense expected to be recorded for our finite-lived intangible assets in each of the next five years and thereafter:

2023	$29.9
2024	28.8
2025	27.7
2026	26.7
2027	26.3
Thereafter	175.0
Total	$314.4
Indefinite-lived intangible assets are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. During the fourth quarter of fiscal year 2022, we conducted our annual impairment test of indefinite-lived intangible assets and determined that the fair value of all our intangible assets exceeded their carrying value.

11.  LEASES
Lessee Accounting
We are the lessee under various agreements for real estate, vehicles, aircraft, and other equipment that are accounted for as operating leases. Our finance leases principally relate to the right to use machinery and equipment and are not material.
Operating lease expense was $105.3, $89.5, and $80.1 for fiscal years 2022, 2021, and 2020, respectively. These amounts do not include short-term and variable lease expenses, which were not material.
Amounts associated with operating leases and their presentation on our consolidated balance sheets are as follows:

30 September	2022	2021
Operating lease right-of-use assets
Other noncurrent assets	$694.7	$566.2
Operating lease liabilities
Payables and accrued liabilities	90.0	78.6
Other noncurrent liabilities	592.1	503.4
Total operating lease liabilities	$682.1	$582.0

30 September	2022	2021
Weighted-average remaining lease term in years(A)	19.1	17.2
Weighted-average discount rate(B)	2.1%	1.9%
(A)Calculated on the basis of the remaining lease term and the lease liability balance for each lease as of the reporting date.
(B)Calculated on the basis of the discount rate used to calculate the lease liability for each lease and the remaining balance of the lease payments for each lease as of the reporting date.
The following maturity analysis of our operating lease liabilities as of 30 September 2022 presents the undiscounted cash flows for each of the next five years and thereafter with a reconciliation to the lease liability recognized on our balance sheet:

Operating Leases
2023	$102.3
2024	85.0
2025	69.1
2026	52.4
2027	39.1
Thereafter	461.3
Total undiscounted lease payments	809.2
Imputed interest	(127.1)
Present value of lease liability recognized on balance sheet	$682.1
The impacts associated with our operating leases on the consolidated statements of cash flows are reflected within "Other adjustments" within operating activities. This includes non-cash operating lease expense of $105.3, $89.5, and $80.1, as well as a use of cash of $128.0, $98.8, and $90.0 for payments on amounts included in the measurement of the lease liability for fiscal years 2022, 2021, and 2020, respectively.
We recorded $252, $259, and $442 of noncash right-of-use asset additions during fiscal years 2022, 2021, and 2020, respectively.
We have additional operating leases that have not yet commenced as of 30 September 2022 having lease payments totaling approximately $120.

Lessor Accounting
Certain contracts associated with facilities that are built to provide product to a specific customer have been accounted for as leases. As we generally control the operations and maintenance of the assets that provide the supply of gas to our customers, there have been no new arrangements that qualified as a lease in fiscal year 2022.
In cases for which operating lease treatment is appropriate, there is no difference in revenue recognition over the life of the contract as compared to accounting for the contract under a sale of gas agreement. These contracts qualify for a practical expedient available to lessors to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. We elected to apply this practical expedient and have accounted for the combined component as product sales under the revenue standard as we control the operations and maintenance of the assets that provide the supply of gas to our customers.
In cases for which sales-type lease treatment is appropriate, revenue and expense are recognized up front for the sale of equipment component of the contract as compared to revenue recognition over the life of the arrangement under contracts not qualifying as sales-type leases. Additionally, a portion of the revenue representing interest income from the financing component of the lease receivable is reflected as sales over the life of the contract. During fiscal years 2022, 2021, and 2020, we recognized interest income of $59.1, $67.4, and $71.2 on our lease receivables, respectively.
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
"Lease receivables, net" primarily relate to sales-type leases on certain on-site assets for which payments are collected over the contract term. As of 30 September 2022 and 2021, our lease receivables, net were $660.9 and $824.7, respectively, and are primarily included within "Noncurrent lease receivables" on our consolidated balance sheets, with the remaining balance in "Other receivables and current assets." The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. As of 30 September 2022 and 2021, the credit quality of lease receivables did not require a material allowance for credit losses.
Lease payments collected in fiscal years 2022, 2021, and 2020 were $153.1, $166.2, and $162.8, respectively. These payments reduced the noncurrent lease receivable balance by $94.0, $98.8, and $91.6 in fiscal years 2022, 2021, and 2020, respectively.
As of 30 September 2022, minimum lease payments expected to be collected, which reconciles to lease receivables, net, were as follows:

2023	$126.9
2024	122.0
2025	116.9
2026	107.3
2027	94.3
Thereafter	363.6
Total	931.0
Unearned interest income	(270.1)
Lease Receivables, net	$660.9

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2022 is 3.7 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	2022		2021
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$4,525.0	0.7	$3,465.2	0.6
Net investment hedges	542.2	2.2	638.0	3.0
Not designated	534.3	0.3	692.6	0.1
Total Forward Exchange Contracts	$5,601.5	0.8	$4,795.8	0.8
The increase in the notional value of cash flow hedges in fiscal year 2022 is primarily due to the origination of forward exchange contracts that hedge forecasted foreign currency costs for capital projects.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,265.4 million ($1,240.4) at 30 September 2022 and €1,297.5 million ($1,502.6) at 30 September 2021. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
Debt Portfolio Management
It is our policy to identify, on a continuing basis, the need for debt capital and to evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, we manage our debt portfolio and hedging program with the intent to (1) reduce funding risk with respect to our borrowings to preserve our access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) manage the aggregate interest rate risk and the debt portfolio in accordance with certain debt management parameters.

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 September 2022, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	2022				2021
30 September	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	Various	1.64%	5.0	$200.0	LIBOR	2.76%	0.1
Cross currency interest rate swaps (net investment hedge)	$176.7	4.12%	3.07%	1.2	$210.2	4.32%	3.14%	2.2
Cross currency interest rate swaps (cash flow hedge)	$785.7	4.78%	3.05%	2.3	$1,005.7	4.98%	2.93%	2.7
Cross currency interest rate swaps (not designated)	$37.7	5.39%	3.54%	1.2	$4.2	5.39%	3.54%	2.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
30 September	2022	2021	2022	2021
Current portion of long-term debt	$—	$400.5	$—	$0.5
Long-term debt	2,012.9	—	(77.1)	—

The table below summarizes the fair value and balance sheet location of our outstanding derivatives. Refer to Note 13, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

30 September	Balance Sheet Location	2022	2021	Balance Sheet Location	2022	2021
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$71.6	$35.1	Payables and accrued liabilities	$226.2	$57.2
Interest rate management contracts	Other receivables and current assets	36.7	16.0	Payables and accrued liabilities	—	5.2
Forward exchange contracts	Other noncurrent assets	60.8	5.5	Other noncurrent liabilities	46.9	25.2
Interest rate management contracts	Other noncurrent assets	12.5	18.1	Other noncurrent liabilities	91.2	27.5
Total Derivatives Designated as Hedging Instruments		$181.6	$74.7		$364.3	$115.1
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$6.1	$8.7	Payables and accrued liabilities	$2.1	$6.4
Forward exchange contracts	Other noncurrent assets	0.1	—	Other noncurrent liabilities	0.1	—
Interest rate management contracts	Other noncurrent assets	1.3	—	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$7.5	$8.7		$2.2	$6.4
Total Derivatives		$189.1	$83.4		$366.5	$121.5
The table below summarizes gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	2022	2021
Net Investment Hedging Relationships
Forward exchange contracts	$89.8	$11.4
Foreign currency debt	229.6	18.1
Cross currency interest rate swaps	12.5	(7.9)
Total Amount Recognized in OCI	331.9	21.6
Tax effects	(82.1)	(5.5)
Net Amount Recognized in OCI	$249.8	$16.1

Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($310.2)	$12.7
Forward exchange contracts, excluded components	2.8	(11.7)
Other(A)	123.2	(6.7)
Total Amount Recognized in OCI	(184.2)	(5.7)
Tax effects	63.9	9.0
Net Amount Recognized in OCI	($120.3)	$3.3
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021	2022	2021	2022	2021
Total presented in consolidated income statements that includes effects of hedging below	$12,698.6	$10,323.0	$9,338.5	$7,186.1	$128.0	$141.8	$62.4	$73.7
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.8	($0.8)	($0.1)	($0.8)	$—	$—	$205.7	$5.2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	4.6	9.1
Other:
Amount reclassified from OCI into income	—	—	—	—	5.8	5.6	(95.1)	39.1
Total (Gain) Loss Reclassified from OCI to Income	0.8	(0.8)	(0.1)	(0.8)	5.8	5.6	115.2	53.4
Tax effects	(0.3)	0.2	(0.3)	0.5	(2.2)	(2.1)	(27.5)	(12.5)
Net (Gain) Loss Reclassified from OCI to Income	$0.5	($0.6)	($0.4)	($0.3)	$3.6	$3.5	$87.7	$40.9
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($77.6)	($5.2)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	77.6	5.2	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—
The table below summarizes the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($3.7)	$2.8	($2.9)	($2.7)
Other	—	—	(2.3)	0.5
Total (Gain) Loss Recognized in Income	($3.7)	$2.8	($5.2)	($2.2)
The amount of unrealized gains and losses related to cash flow hedges as of 30 September 2022 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $114.8 and $53.4 as of 30 September 2022 and 2021, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $62.8 and $38.1 as of 30 September 2022 and 2021, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above the applicable threshold.
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

The carrying values and fair values of financial instruments were as follows:

	2022		2021
30 September	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$138.6	$138.6	$49.3	$49.3
Interest rate management contracts	50.5	50.5	34.1	34.1
Liabilities
Derivatives
Forward exchange contracts	$275.3	$275.3	$88.8	$88.8
Interest rate management contracts	91.2	91.2	32.7	32.7
Long-term debt, including current portion and related party	7,634.1	6,721.2	7,634.8	7,812.2
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The following table summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	2022				2021
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$138.6	$—	$138.6	$—	$49.3	$—	$49.3	$—
Interest rate management contracts	50.5	—	50.5	—	34.1	—	34.1	—
Total Assets at Fair Value	$189.1	$—	$189.1	$—	$83.4	$—	$83.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$275.3	$—	$275.3	$—	$88.8	$—	$88.8	$—
Interest rate management contracts	91.2	—	91.2	—	32.7	—	32.7	—
Total Liabilities at Fair Value	$366.5	$—	$366.5	$—	$121.5	$—	$121.5	$—

14. DEBT
The table below summarizes our total outstanding debt as reflected on our consolidated balance sheets:

30 September	2022	2021
Short-term borrowings(A)	$10.7	$2.4
Current portion of long-term debt	548.3	484.5
Long-term debt	6,433.8	6,875.7
Long-term debt – related party	652.0	274.6
Total Debt	$7,644.8	$7,637.2
(A)Includes bank obligations with weighted average interest rates of 4.2% and 0.6% as of 30 September 2022 and 2021, respectively.
Related Party Debt
Total debt owed to related parties was $781.0 and $358.4 as of 30 September 2022 and 30 September 2021, respectively. "Current portion of long-term debt" includes amounts owed to related parties of $129.0 and $83.8 as of 30 September 2022 and 2021, respectively. Our related party debt includes loans with joint venture partners, including Lu’An Clean Energy Company, as well as shareholder loans associated with the NEOM project. Refer to Note 22, Supplemental Information, for additional information.
Summary of Debt Instruments
The table below summarizes the coupon interest rates, fiscal year maturities, and carrying amounts of our long-term debt, including current portion and amounts owed to related parties:

30 September	Maturities	2022	2021
Payable in U.S. Dollars
Medium-term Notes (weighted average rate)
Series E 7.6%	2026	$17.2	$17.2
Senior Notes
Note 3.0%	2022	—	400.0
Note 2.75%	2023	400.0	400.0
Note 3.35%	2024	400.0	400.0
Note 1.50%	2026	550.0	550.0
Note 1.85%	2027	650.0	650.0
Note 2.05%	2030	900.0	900.0
Note 2.70%	2040	750.0	750.0
Note 2.80%	2050	950.0	950.0
Other (weighted average rate)
Variable-rate industrial revenue bonds 1.59%	2035 to 2050	618.9	618.9
Other variable-rate 3.42%	2024 to 2032	41.4	14.4
Payable in Other Currencies
Eurobonds 1.0%	2025	294.1	347.4
Eurobonds 0.50%	2028	490.1	579.1
Eurobonds 0.80%	2032	490.1	579.1
Saudi Riyal Loan Facility variable-rate 4.10%	2023	195.6	—
New Taiwan Dollar Loan Facility 1.86%	2023 to 2028	189.0	161.8
New Taiwan Dollar Loan Facility 2.66%	2026 to 2029	31.5	—
Other	2023	0.1	0.3
Related Party Debt
Chinese Renminbi 5.5%	2023 to 2027	321.5	355.0
Chinese Renminbi 5.7%	2033	12.2	3.4
Finance Lease Obligations (weighted average rate)
Foreign 11.3%	2023 to 2036	7.6	8.1
Total Principal Amount		$7,309.3	$7,684.7
Plus: Related party shareholder loans to NGHC		447.3	—
Less: Unamortized discount and debt issuance costs		(45.4)	(50.4)
Less: Fair value hedge accounting adjustments(A)		(77.1)	0.5
Total Long-term Debt		$7,634.1	$7,634.8
Less: Current portion of long-term debt		(548.3)	(484.5)
Less: Long-term debt – related party		(652.0)	(274.6)
Long-term Debt		$6,433.8	$6,875.7
(A)Refer to Note 12, Financial Instruments, for additional information.

Principal maturities of long-term debt, including current portion and amounts owed to related parties, in each of the next five years and thereafter are as follows:

2023(A)	$744.0
2024	496.8
2025	398.4
2026	673.6
2027	725.0
Thereafter	4,271.5
Total	$7,309.3
(A)Principal maturities in fiscal year 2023 include the 4.10% Saudi Riyal Loan Facility of $195.6, which is presented within long-term debt on our consolidated balance sheet as of 30 September 2022 as we entered into a Saudi Riyal Loan Facility in October 2022 and utilized the proceeds to repay the outstanding balance. The new facility is due in 2027.
Cash paid for interest, net of amounts capitalized, was $128.5, $150.4, and $67.2 in fiscal years 2022, 2021, and 2020, respectively.
In November 2021, we repaid the 3.0% Senior Note of $400, plus interest, on its maturity date.
Debt Covenants
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2022, we are in compliance with all the financial and other covenants under our debt agreements.
Credit Facilities
2021 Credit Agreement
On 31 March 2021, we entered into a five-year $2,500 revolving credit agreement with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. On 31 March 2022, we amended the 2021 Credit Agreement to exercise our option to increase the maximum borrowing capacity to $2,750 and transition the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged from the original agreement. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to capitalization (equal to total debt plus total equity) not to exceed 70%. No borrowings were outstanding under the 2021 Credit Agreement as of 30 September 2022.
Other
We have credit facilities available to certain of our foreign subsidiaries totaling $749.0, of which $457.5 was borrowed and outstanding as of 30 September 2022. The amount borrowed and outstanding as of 30 September 2021 was $176.2.
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
Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The components of net periodic (benefit) cost for our defined benefit pension plans for fiscal years 2022, 2021, and 2020 were as follows:

	Fiscal Year Ended 30 September
	2022			2021			2020
	U.S.	Inter- national	Total	U.S.	Inter- national	Total	U.S.	Inter- national	Total
Service cost	$18.3	$21.5	$39.8	$21.3	$23.4	$44.7	$23.4	$23.3	$46.7
Non-service (benefit) cost:
Interest cost	73.9	28.9	102.8	68.9	25.2	94.1	91.2	24.8	116.0
Expected return on plan assets	(168.3)	(67.4)	(235.7)	(194.5)	(83.4)	(277.9)	(188.7)	(77.4)	(266.1)
Prior service cost amortization	1.3	—	1.3	1.2	—	1.2	1.2	—	1.2
Actuarial loss amortization	66.0	14.7	80.7	78.5	19.3	97.8	83.7	19.5	103.2
Settlements	6.0	0.2	6.2	1.3	0.5	1.8	5.0	0.2	5.2
Other	—	1.3	1.3	—	1.0	1.0	—	0.8	0.8
Net Periodic (Benefit) Cost	($2.8)	($0.8)	($3.6)	($23.3)	($14.0)	($37.3)	$15.8	($8.8)	$7.0
Our service costs are primarily included within "Cost of sales" and "Selling and administrative" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2022, 2021 and 2020 were not material. The non-service related costs, including pension settlement losses, are presented outside operating income within "Other non-operating income (expense), net."
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic benefit cost of the plan for the fiscal year. We recognized pension settlement losses of $6.0, $1.3 and $5.0 in fiscal years 2022, 2021 and 2020, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. supplementary pension plan.
We calculate net periodic benefit cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic benefit cost:

	2022		2021		2020
	U.S.	International	U.S.	International	U.S.	International
Discount rate – Service cost	3.0%	1.9%	3.0%	1.6%	3.3%	1.5%
Discount rate – Interest cost	2.3%	1.6%	2.1%	1.2%	2.9%	1.3%
Expected return on plan assets	5.8%	4.0%	6.8%	4.7%	7.0%	5.0%
Rate of compensation increase	3.5%	3.3%	3.5%	3.3%	3.5%	3.3%

The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2022		2021
	U.S.	International	U.S.	International
Discount rate	5.6%	4.7%	2.9%	1.8%
Rate of compensation increase	3.5%	3.4%	3.5%	3.3%
The following tables reflect the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2022		2021
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$3,335.3	$1,969.6	$3,423.8	$1,949.7
Service cost	18.3	21.5	21.3	23.4
Interest cost	73.9	28.9	68.9	25.2
Amendments	1.5	0.1	0.5	—
Actuarial (gain) loss	(793.8)	(575.2)	(17.7)	(30.9)
Settlements	(19.2)	(0.9)	(3.0)	(1.8)
Participant contributions	—	1.2	—	1.3
Benefits paid	(165.2)	(53.0)	(158.5)	(52.8)
Currency translation and other	—	(254.7)	—	55.5
Obligation at End of Year	$2,450.8	$1,137.5	$3,335.3	$1,969.6

	2022		2021
	U.S.	International	U.S.	International
Change in Plan Assets
Fair value at beginning of year	$3,343.7	$1,905.0	$3,048.3	$1,726.8
Actual return on plan assets	(778.3)	(498.5)	450.0	140.1
Company contributions	23.0	21.7	6.9	37.7
Participant contributions	—	1.2	—	1.3
Benefits paid	(165.2)	(53.0)	(158.5)	(52.8)
Settlements	(19.2)	(0.9)	(3.0)	(1.8)
Currency translation and other	—	(253.5)	—	53.7
Fair Value at End of Year	$2,404.0	$1,122.0	$3,343.7	$1,905.0
Funded Status at End of Year	($46.8)	($15.5)	$8.4	($64.6)

	2022		2021
	U.S.	International	U.S.	International
Amounts Recognized
Noncurrent assets	$36.4	$97.5	$90.5	$128.7
Accrued liabilities	5.8	0.4	19.6	0.5
Noncurrent liabilities	77.4	112.6	62.5	192.8
Net Asset (Liability) Recognized	($46.8)	($15.5)	$8.4	($64.6)

The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during fiscal years 2022 and 2021 consist of the following:

	2022		2021
	U.S.	International	U.S.	International
Net actuarial (gain) loss arising during the period	$152.8	($9.3)	($273.2)	($87.6)
Amortization of net actuarial loss	(72.0)	(14.9)	(79.8)	(19.8)
Prior service cost arising during the period	1.5	0.1	0.5	—
Amortization of prior service cost	(1.3)	—	(1.2)	—
Total	$81.0	($24.1)	($353.7)	($107.4)
The net actuarial gains and losses represent the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statements and are included in accumulated other comprehensive loss. Actuarial losses arising during fiscal year 2022 are primarily attributable to lower than expected returns on plan assets that were partially offset by higher discount rates. Accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining service period of active U.S. participants, which was approximately seven years as of 30 September 2022. For U.K. participants, accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining life expectancy, which was approximately 23 years as of 30 September 2022.
The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of the following:

	2022		2021
	U.S.	International	U.S.	International
Net actuarial loss	$525.5	$511.6	$444.7	$535.8
Prior service cost	6.5	3.7	6.3	3.6
Net transition liability	—	0.4	—	0.4
Total	$532.0	$515.7	$451.0	$539.8
The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $3,491.4 and $5,140.0 as of 30 September 2022 and 2021, respectively.
The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	2022		2021
30 September	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$2,289.7	$284.9	$82.1	$456.6
Fair value of plan assets	2,206.5	171.8	—	263.4
PBO in excess of plan assets	$83.2	$113.1	$82.1	$193.2
Pension Plans with ABO in Excess of Plan Assets:
ABO	$50.5	$101.3	$79.2	$416.8
Fair value of plan assets	—	20.1	—	263.4
ABO in excess of plan assets	$50.5	$81.2	$79.2	$153.4
The tables above include several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans as of 30 September 2022 were $56.7 and $60.8, respectively. As of 30 September 2022, the U.S. salaried pension plan had a PBO in excess of plan assets, which resulted in an increase to the U.S. balances presented above. As of 30 September 2021, the U.S. salaried pension plan had plan assets in excess of both PBO and ABO.

Pension Plan Assets
Our pension plan investment strategy is to invest in diversified portfolios to earn a long-term return consistent with acceptable risk in order to pay retirement benefits and meet regulatory funding requirements while minimizing company cash contributions over time. De-risking strategies are also employed for closed plans as funding improves, generally resulting in higher allocations to long duration bonds. The plans invest primarily in passive and actively managed equity and debt securities. Equity investments are diversified geographically and by investment style and market capitalization. Fixed income investments include sovereign, corporate and asset-backed securities generally denominated in the currency of the plan. The U.S. and U.K. plans' investment managers are authorized to utilize derivatives to manage interest and inflation exposure.
Asset allocation targets are established based on the long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. As of 30 September 2022, the U.S pension plan was at target with respect to the fixed income securities portfolio. The company continues to monitor the investment portfolio and various investment markets and will take action accordingly. Assets are routinely rebalanced through contributions, benefit payments, and otherwise as deemed appropriate. The actual and target allocations at the measurement date are as follows:

	2022 Target Allocation		2022 Actual Allocation		2021 Actual Allocation
	U.S.	International	U.S.	International	U.S.	International
Asset Category
Equity securities	17 - 29%	10 - 36%	17%	31%	30%	36%
Fixed income securities	66 - 80%	64 - 90%	73%	68%	64%	63%
Real estate and other	3 - 5%	—%	10%	—%	6%	—%
Cash	—%	—%	—%	1%	—%	1%
Total			100%	100%	100%	100%
In fiscal year 2022, the 5.8% expected return for U.S. plan assets was based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. In determining the estimated long-term asset class returns, we take into account historical long-term returns and the value of active management, as well as other economic and market factors, and input from our actuaries and investment advisors.
In fiscal year 2022, the 4.0% expected rate of return for international plan assets was based on a weighted average return for plans outside the U.S., which vary significantly in size, asset structure and expected returns. The expected asset return for the U.K. plan, which represents approximately 80% of the assets of our International plans, was 4.3% and was derived from expected equity and debt security returns.

The table below summarizes pension plan assets measured at fair value by asset class (see Note 13, Fair Value Measurements, for definition of the levels):

	2022				2021
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$14.0	$14.0	$—	$—	$14.8	$14.8	$—	$—
Equity securities	127.4	127.4	—	—	325.3	325.3	—	—
Equity mutual funds	84.5	84.5	—	—	243.4	243.4	—	—
Equity pooled funds	188.4	—	188.4	—	448.7	—	448.7	—
Fixed income securities	1,759.1	—	1,759.1	—	2,125.6	—	2,125.6	—
Total U.S. Qualified Pension Plans at Fair Value	$2,173.4	$225.9	$1,947.5	$—	$3,157.8	$583.5	$2,574.3	$—
Real estate pooled funds(A)	230.6				185.9
Total U.S. Qualified Pension Plans	$2,404.0				$3,343.7
International Pension Plans
Cash and cash equivalents	$12.1	$12.1	$—	$—	$16.8	$16.8	$—	$—
Equity pooled funds	348.1	—	348.1	—	676.4	—	676.4	—
Fixed income pooled funds	589.9	—	536.4	53.5	948.5	—	948.5	—
Other pooled funds	16.4	—	16.4	—	16.7	—	16.7	—
Insurance contracts	155.5	—	—	155.5	246.6	—	—	246.6
Total International Pension Plans	$1,122.0	$12.1	$900.9	$209.0	$1,905.0	$16.8	$1,641.6	$246.6
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
The table below summarizes changes in fair value of the pension plan assets classified as Level 3:

	Insurance Contracts	Fixed Income Pooled Funds	Total Level 3
Balance at 30 September 2020	$256.5	$—	$256.5
Purchases, sales, and settlements, net	(2.0)	—	(2.0)
Actual return on plan assets held at end of year	(7.9)	—	(7.9)
Balance at 30 September 2021	$246.6	$—	$246.6
Purchases, sales, and settlements, net	—	80.3	80.3
Actual return on plan assets held at end of year	(91.1)	(26.8)	(117.9)
Balance at 30 September 2022	$155.5	$53.5	$209.0
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
Fixed Income Securities
Corporate and government bonds, and related fixed income securities, are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings. U.S. plan fixed income investments primarily include U.S. corporate bonds, U.S. treasury investments, interest rate swaps, total return swaps, and U.S. treasury future contracts.
Fixed Income Pooled Funds
Fixed income pooled funds are classified as either Level 2 or Level 3 assets depending on the underlying investments of the fund. Fixed income pooled funds classified as Level 2 assets may hold government bonds, index linked bonds, corporate bonds, cash, and derivative instruments. The NAV of these assets is based on quoted market pricing from observable pricing sources or valued based upon comparable securities with similar yields, credit ratings, or factors as of the reporting date. Fixed income pooled funds classified as Level 3 may hold high yield bonds, emerging market debt, loans, structured credit, and other instruments. Due to the limited market activity of the underlying securities, the NAV of these assets is based on the fund manager's estimate of the fair value of the shares held as of the reporting date.
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
Contributions and Projected Benefit Payments
Pension contributions to funded plans and benefit payments for unfunded plans for fiscal year 2022 were $44.7. Contributions for funded plans resulted primarily from contractual and regulatory requirements. Benefit payments to unfunded plans were due primarily to the timing of retirements. We anticipate contributing $25 to $35 to the defined benefit pension plans in fiscal year 2023. These contributions are anticipated to be driven primarily by contractual and regulatory requirements for funded plans and benefit payments for unfunded plans, which are dependent upon timing of retirements.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2023	$171.7	$53.4
2024	175.4	57.7
2025	179.3	58.3
2026	181.7	62.3
2027	184.0	64.3
2028-2032	944.2	356.0
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

We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of our common stock in the ESOP totaled 1,914,842 as of 30 September 2022.
Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in fiscal years 2022, 2021, and 2020 were $60.6, $53.3, and $45.6, respectively.
Other Postretirement Benefits
We provide other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contributions adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder. The cost of these benefits was not material in fiscal years 2022, 2021, and 2020. Accumulated postretirement benefit obligations as of the end of fiscal years 2022 and 2021 were $19.9 and $27.4, respectively, of which $4.9 and $5.5 were current obligations, respectively.
We recognize changes in other postretirement benefit plan obligations in other comprehensive income on a pretax basis. During fiscal years 2022 and 2021 we recognized a loss of $0.5 and a gain of $5.4, respectively, that arose during the period, and $1.6 and $1.8 of net actuarial gain amortization, respectively.
The net actuarial gain recognized in accumulated other comprehensive loss on a pretax basis was $4.5 and $6.6 as of 30 September 2022 and 2021, respectively.
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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 at 30 September 2022) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 at 30 September 2022) plus interest accrued thereon until final disposition of the proceedings.
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

Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 30 sites on which a final settlement or remediation has not been achieved where we, along with others in some cases, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 September 2022 and 2021 included an accrual of $71.3 and $76.7, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $71 to a reasonably possible upper exposure of $84 as of 30 September 2022.
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
Pace
At 30 September 2022, $38.2 of the environmental accrual was related to the Pace facility.
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
We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remediate groundwater. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and completed additional field work during 2021 to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system will likely be finalized in fiscal year 2023 with construction to begin thereafter. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility, along with the completion of a cost review every five years.

Piedmont
At 30 September 2022, $7.4 of the environmental accrual was related to the Piedmont site.
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
We are required by the South Carolina Department of Health and Environmental Control ("SCDHEC") to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The SCDHEC issued its final approval to the site-wide feasibility study on 13 June 2017 and the Record of Decision for the site on 27 June 2018, after which we signed a Consent Agreement Amendment memorializing our obligations to complete the cleanup of the site. Remediation is ongoing in accordance with the design, which includes in-situ chemical oxidation treatment, as well as the operation of a soil vapor extraction system to remove volatile organic compounds from the unsaturated soils beneath the impacted areas of the plant. We estimate that source area remediation and groundwater recovery and treatment will continue through 2029. Thereafter, we expect this site to go into a state of monitored natural attenuation through 2047.
We recognized a before-tax expense of $24 in 2008 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets. There have been no significant changes to the estimated exposure.
Pasadena
At 30 September 2022, $10.7 of the environmental accrual was related to the Pasadena site.
During the fourth quarter of 2012, management committed to permanently shutting down our polyurethane intermediates ("PUI") production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality. We estimate that the pump and treat system will continue to operate until 2042.
We continue to progress on additional work to address other environmental obligations at the site. This additional work includes remediating, as required, impacted soils, investigating groundwater west of the former PUI facility, continuing post closure care for two closed RCRA surface impoundment units, and maintaining engineering controls. Additionally, a chemical reduction pilot test to evaluate treating source material was conducted, and is currently undergoing performance monitoring. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.

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
Changes to the carrying amount of our asset retirement obligations were as follows:

Balance at 30 September 2020	$241.4
Additional accruals	16.5
Liabilities settled	(4.1)
Accretion expense	10.5
Currency translation adjustment	5.3
Balance at 30 September 2021	$269.6
Additional accruals	17.9
Liabilities settled	(7.8)
Accretion expense	11.1
Currency translation adjustment	(16.1)
Balance at 30 September 2022	$274.7
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
We are party to an equity support agreement and operations guarantee related to an air separation facility constructed in Trinidad for a venture in which we own 50%. At 30 September 2022, maximum potential payments under joint and several guarantees were $23.0. Exposures under the guarantees decline over time and will be completely extinguished by 2024.
We also have a long-term sale of equipment contract with the JIGPC joint venture to engineer, procure, and construct the industrial gas facilities that will supply gases to Aramco. We provided bank guarantees to the joint venture to support our performance under the contract. As of 30 September 2022, our maximum potential payments were $244.5.

Unconditional Purchase Obligations
We are obligated to make future payments under unconditional purchase obligations as summarized below:

2023	$3,788
2024	500
2025	489
2026	522
2027	549
Thereafter	4,740
Total	$10,588
Approximately $6.6 billion of our unconditional purchase obligations relate to helium and rare gases. The majority of our obligations occur after fiscal year 2027. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
We estimate our maximum obligation for future purchases of plant and equipment to be approximately $3.1 billion based on open purchase orders as of 30 September 2022. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have disclosed this obligation in fiscal year 2023; however, timing of actual satisfaction of the obligation may vary.
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
17. CAPITAL STOCK
Common Stock
Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2022, 249 million shares were issued, with 222 million issued and outstanding.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. We did not purchase any of our outstanding shares during fiscal year 2022. At 30 September 2022, $485.3 in share repurchase authorization remained available.
A summary of the changes in common shares issued and outstanding in fiscal year 2022 is presented below:

Fiscal Year Ended 30 September	2022	2021	2020
Number of common shares, beginning of year	221,396,755	221,017,459	220,415,262
Issuance of treasury shares for stock option and award plans	441,941	379,296	602,197
Number of common shares, end of year	221,838,696	221,396,755	221,017,459
Preferred Stock
Authorized preferred stock consisted of 25 million shares with a par value of $1 per share, of which 2.5 million were designated as Series A Junior Participating Preferred Stock. There were no preferred shares issued or outstanding as of 30 September 2022 and 2021.

18. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the fiscal year ended 30 September 2022, we granted market-based and time-based deferred stock units. We have not issued stock option awards since fiscal year 2015. The terms of our share-based awards are fixed at the grant date. We issue shares from treasury stock upon payout of deferred stock units and exercise of stock options. As of 30 September 2022, there were 1.5 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	2022	2021	2020
Before-tax share-based compensation cost	$49.5	$44.5	$55.8
Income tax benefit	(12.1)	(11.0)	(13.0)
After-tax share-based compensation cost	$37.4	$33.5	$42.8
Before-tax share-based compensation cost relates to deferred stock units and is primarily included in "Selling and administrative" on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal years 2022, 2021, and 2020 was not material.
Deferred Stock Units
We have granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned, for employee recipients, on continued employment during the deferral period and may be conditioned on achieving certain performance targets. We grant deferred stock unit awards with a two- to five-year deferral period that are subject to payout upon death, disability, or retirement. Deferred stock units issued to outside directors are paid after service on the Board of Directors ends at the time elected by the director (not to exceed 10 years after service ends). We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement. We have elected to account for forfeitures as they occur, rather than to estimate them. Forfeitures have not been significant historically.
Market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is our share price appreciation and dividends paid, or "total shareholder return," in relation to the S&P 500 Index (for fiscal year 2022 awards) or a defined peer group (for awards granted prior to fiscal year 2022) over a three-year performance period beginning 1 October of the fiscal year of grant. We granted 74,364, 77,251, and 80,215 market-based deferred stock units in fiscal years 2022, 2021, and 2020, respectively.
The fair value of market-based deferred stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The estimated grant-date fair value of market-based deferred stock units was $427.23, $235.48, and $275.19 per unit in fiscal years 2022, 2021, and 2020, respectively. The calculation of the fair value of these market-based deferred stock units used the following assumptions:

	2022	2021	2020
Expected volatility	30.5%	29.9%	17.8%
Risk-free interest rate	0.8%	0.2%	1.6%
Expected dividend yield	2.1%	2.1%	2.4%
In addition, in fiscal year 2022, we granted 120,996 time-based deferred stock units at a weighted average grant-date fair value of $278.67. In fiscal years 2021 and 2020, we granted 110,555 and 123,448 time-based deferred stock units at a weighted average grant-date fair value of $282.48 and $230.92, respectively.

A summary of deferred stock unit activity in fiscal year 2022 is presented below:

	Shares (000)	Weighted Average Grant-Date Fair Value
Deferred stock units outstanding at 30 September 2021	854	$194.12
Granted	195	329.65
Paid out	(343)	196.95
Forfeited	(40)	266.51
Adjusted	64	161.64
Deferred stock units outstanding at 30 September 2022	730	$222.13
Cash payments made for deferred stock units totaled $5.5, $5.2, and $4.8 in fiscal years 2022, 2021, and 2020, respectively. As of 30 September 2022, there was $56.0 of unrecognized compensation cost related to deferred stock units. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of deferred stock units paid out during fiscal years 2022, 2021, and 2020, including shares vested in prior periods, was $92.9, $88.0, and $65.4, respectively.
Stock Options
We have granted awards of options to purchase common stock to executives and selected employees. The exercise price of stock options equals the market price of our stock on the date of the grant. As of 30 September 2022, there was no unrecognized compensation cost as all stock option awards were fully vested.
A summary of stock option activity in fiscal year 2022 is presented below:

	Shares (000)	Weighted Average Exercise Price
Stock options outstanding and exercisable at 30 September 2021	801	$99.79
Exercised	(237)	84.75
Stock options outstanding and exercisable at 30 September 2022	564	$106.14
The weighted average remaining contractual term of stock options outstanding and exercisable at 30 September 2022 was 1.3 years. The aggregate intrinsic value of these stock options was $71.3, which represents the amount by which our closing stock price of $232.73 as of 30 September 2022 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable. The intrinsic value of stock options exercised during fiscal years 2022, 2021, and 2020 was $20.2, $29.0, and $65.7, respectively.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement, which is either on a straight-line or graded-vesting basis. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement.
Cash received from option exercises during fiscal year 2022 was $19.3. The total tax benefit realized from stock option exercises in fiscal year 2022 was $11.2, of which $10.5 was the excess tax benefit.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2019	($61.4)	($1,356.9)	($957.3)	($2,375.6)
Other comprehensive income (loss) before reclassifications	43.5	233.4	(68.2)	208.7
Amounts reclassified from AOCL	(57.7)	—	82.5	24.8
Net current period other comprehensive (loss) income	($14.2)	$233.4	$14.3	$233.5
Amount attributable to noncontrolling interests	(21.1)	19.3	(0.2)	(2.0)
Balance at 30 September 2020	($54.5)	($1,142.8)	($942.8)	($2,140.1)
Other comprehensive income before reclassifications	3.3	267.3	274.3	544.9
Amounts reclassified from AOCL	43.5	—	74.6	118.1
Net current period other comprehensive income	$46.8	$267.3	$348.9	$663.0
Amount attributable to noncontrolling interest	20.6	18.3	(0.1)	38.8
Balance at 30 September 2021	($28.3)	($893.8)	($593.8)	($1,515.9)
Other comprehensive loss before reclassifications	(120.3)	(1,230.5)	(112.2)	(1,463.0)
Amounts reclassified from AOCL	91.4	7.3	64.8	163.5
Net current period other comprehensive loss	($28.9)	($1,223.2)	($47.4)	($1,299.5)
Amount attributable to noncontrolling interest	14.7	(44.6)	0.6	(29.3)
Balance at 30 September 2022	($71.9)	($2,072.4)	($641.8)	($2,786.1)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

Fiscal Year Ended 30 September	2022	2021	2020
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	$0.5	($0.6)	($0.2)
Cost of sales	(0.4)	(0.3)	(0.8)
Interest expense	3.6	3.5	2.8
Other non-operating income (expense), net	87.7	40.9	(59.5)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$91.4	$43.5	($57.7)

Currency Translation Adjustment
Business and asset actions	$5.1	$—	$—
Income from discontinued operations, net of tax	2.2	—	—
Currency Translation Adjustment	$7.3	$—	$—

Pension and Postretirement Benefits, net of tax(A)	$64.8	$74.6	$82.5
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, and settlements and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 15, Retirement Benefits, for additional information.

20. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

Fiscal Year Ended 30 September	2022	2021	2020
Numerator
Net income from continuing operations	$2,243.5	$2,028.8	$1,901.0
Net income (loss) from discontinued operations	12.6	70.3	(14.3)
Net Income Attributable to Air Products	$2,256.1	$2,099.1	$1,886.7

Denominator (in millions)
Weighted average common shares — Basic	222.0	221.6	221.2
Effect of dilutive securities
Employee stock option and other award plans	0.5	0.9	1.1
Weighted average common shares — Diluted	222.5	222.5	222.3

Per Share Data*
Basic EPS from continuing operations	$10.11	$9.16	$8.59
Basic EPS from discontinued operations	0.06	0.32	(0.06)
Basic EPS Attributable to Air Products	$10.16	$9.47	$8.53
Diluted EPS from continuing operations	$10.08	$9.12	$8.55
Diluted EPS from discontinued operations	0.06	0.32	(0.06)
Diluted EPS Attributable to Air Products	$10.14	$9.43	$8.49
*EPS is calculated independently for each component and may not sum to total EPS due to rounding.
Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised, and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. To the extent they would have been dilutive, the incremental shares, or the difference between shares assumed to be issued versus purchased, are included in the denominator of the diluted EPS calculation. There were no antidilutive outstanding share-based awards in fiscal years 2022, 2021 and 2020.

21. INCOME TAXES
The table below summarizes income from U.S. and foreign operations before taxes:

	2022	2021	2020
United States income	$947.9	$924.6	$943.7
Foreign income	1,325.3	1,288.7	1,215.3
Equity affiliates' income	481.5	294.1	264.8
Income from continuing operations before taxes	$2,754.7	$2,507.4	$2,423.8
The table below details the components of our income tax provision:

	2022	2021	2020
Current Tax Provision
Federal	$149.1	$85.6	$26.9
State	30.1	28.4	23.8
Foreign	289.3	254.8	262.7
Total current tax provision	468.5	368.8	313.4
Deferred Tax Provision
Federal	15.6	54.7	108.8
State	(1.9)	(0.1)	(3.6)
Foreign	18.6	39.4	59.8
Total deferred tax provision	32.3	94.0	165.0
Total income tax provision	$500.8	$462.8	$478.4
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $369.2, $383.8, and $379.9 in fiscal years 2022, 2021, and 2020, respectively. Fiscal year 2022 and 2021 reflect income tax refunds associated with discontinued operations of $59.6 and $6.7, respectively.
India Finance Act 2020
On 27 March 2020, the Indian government passed Finance Act 2020 (the "India Finance Act"), which amended rules regarding the taxation of dividends declared and distributed by Indian companies. Under the India Finance Act, future dividends declared or distributed by an Indian company are no longer subject to dividend distribution tax. Instead, any non-resident recipient is subject to a withholding tax. Our income tax provision for the fiscal year ended 30 September 2020 reflected an expense of $20.3 for estimated withholding taxes that we may incur on future dividends related to INOX Air Products Private Limited ("INOX"), an equity affiliate investment in our Asia segment. Additionally, we recorded a benefit of $33.8 within "Equity affiliates' income" for our share of accumulated dividend distribution taxes released with respect to INOX.
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act” or "Tax Reform"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As of 30 September 2022, our outstanding liability for the deemed repatriation tax was $155.2, of which $134.6 is presented within noncurrent liabilities on our consolidated balance sheets. We are paying this obligation in installments over four remaining years.
Inflation Reduction Act and CHIPS and Science Act of 2022
In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. We are evaluating the impact these acts could have on our financial statements, including the impact of tax incentives for carbon sequestration and clean hydrogen production once our new projects in these areas come on-stream in the U.S.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is provided below:

(Percent of income before taxes)	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.8	0.9	0.6
Income from equity affiliates	(3.4)	(2.5)	(2.3)
Foreign tax differentials	0.7	0.5	0.1
Tax on foreign repatriated earnings	0.7	0.7	0.9
Share-based compensation	(0.7)	(0.7)	(0.8)
Other	(0.9)	(1.4)	0.2
Effective Tax Rate	18.2%	18.5%	19.7%
Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates that are different than the U.S. federal statutory rate and include tax holidays and incentives. Our income tax holidays relate to operations in jurisdictions that provide reduced income tax rates for certain qualifying activities and are conditional upon us meeting certain operating thresholds. The impact of these tax holidays decreased income tax expense by $26.9 ($0.12 per share) in fiscal year 2020, primarily related to a preferential tax rate in China that is effective until 31 December 2030. This includes the impact of remeasurement of the deferred tax assets and liabilities in 2020 due to an extension of the holiday period in China. The impact of tax holidays in fiscal years 2022 and 2021 was not material.
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
Equity affiliates’ income, which is primarily presented net of income taxes on our consolidated income statements, favorably impacts our effective tax rate. The increase in the impact for fiscal year 2022 is primarily due to the results of the new JIGPC joint venture as well as recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs.
Share-based compensation reflects the impact from recognition of $18.3, $17.0, and $20.0 of excess tax benefits in our provision for income taxes during fiscal years 2022, 2021, and 2020, respectively.
In fiscal year 2021, other includes net tax benefits of $21.5, including interest, resulting from the release of U.S. unrecognized tax benefits upon expiration of the statute of limitations on uncertain tax positions taken in prior years.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities are as follows:

30 September	2022	2021
Gross Deferred Tax Assets
Retirement benefits and compensation accruals	$77.2	$69.4
Tax loss carryforwards	126.3	120.9
Tax credits and other tax carryforwards	39.2	27.3
Reserves and accruals	55.4	74.5
Currency losses	—	30.4
Other	68.3	44.0
Valuation allowance	(100.1)	(97.6)
Deferred Tax Assets	266.3	268.9
Gross Deferred Tax Liabilities
Plant and equipment	1,187.6	1,171.8
Currency gains	22.5	—
Unremitted earnings of foreign entities	72.9	69.1
Partnership and other investments	16.1	15.3
Intangible assets	69.8	86.2
Other	9.1	7.2
Deferred Tax Liabilities	1,378.0	1,349.6
Net Deferred Income Tax Liability	$1,111.7	$1,080.7
Deferred tax assets and liabilities are included within the consolidated balance sheets as follows:

	2022	2021
Deferred Tax Assets
Other noncurrent assets	$135.7	$100.2
Deferred Tax Liabilities
Deferred income taxes	1,247.4	1,180.9
Net Deferred Income Tax Liability	$1,111.7	$1,080.7
Deferred tax assets for "Reserves and accruals" and "Other" were impacted by changes in tax deferred deductions related to the timing of recognizing accruals for local tax and accounting purposes as well as foreign currency movement. The deferred tax component for currency transactions moved into an overall deferred tax liability position due primarily to currency movements on hedging transactions as several foreign based currencies weakened against the U.S. dollar in fiscal year 2022.
Deferred tax liabilities related to plant and equipment increased due to the impact of accelerated tax depreciation deductions in excess of book depreciation primarily in the United States. Deferred tax liabilities related to Intangible assets decreased primarily due to amortization deductions for book purposes being in excess of that for tax purposes as well as foreign currency movement.
As of 30 September 2022, we had the following deferred tax assets for certain tax credits:

Jurisdiction	Gross Tax Asset	Expiration Period
U.S. State	$2.7	2023 - 2035
U.S. Federal	15.7	2028 - 2032
Credits in Foreign Jurisdictions	18.5	2025 - 2041; Indefinite
Of the $18.5 credits in foreign jurisdictions, $12.2 have indefinite carryforward periods.

As of 30 September 2022, we had the following loss carryforwards:

Jurisdiction	Gross Loss Carryforward	Expiration Period
U.S. State Net Operating Loss	$279.5	2023 - 2040
U.S. State Capital Loss	36.3	2023 - 2027
U.S. Federal Capital Loss	88.8	2025 - 2027
Foreign Net Operating Loss	268.8	2023 - 2038; Indefinite
Foreign Capital Loss	181.1	Indefinite
Of the $268.8 of foreign net operating loss carryforwards, $94.6 have indefinite carryforward periods.
The valuation allowance was $100.1 and $97.6 as of 30 September 2022 and 2021, respectively. As of 30 September 2022, the balance primarily related to $26.8 of foreign credits and loss carryforwards, $14.0 of U.S. federal foreign income tax credits, and $45.3 related to foreign capital losses that were generated from the loss recorded on the exit from the Energy-from-Waste project in 2016. If events warrant the reversal of the valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax assets, net of existing valuation allowance, as of 30 September 2022.
Our U.S. federal and U.S. state capital losses primarily related to a loss realized upon the divestiture of our Russian subsidiary in fiscal year 2022. We believe it is more likely than not that we will recognize sufficient U.S. capital gain income in the future to utilize our capital losses before expiration.
We record income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. Such earnings may be subject to foreign withholding and other taxes. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $6.7 billion as of 30 September 2022. An estimated $621.6 in additional foreign withholding and other income taxes would be due if these earnings were remitted as dividends.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the unrecognized tax benefits, which excludes interest and penalties, is as follows:

	2022	2021	2020
Unrecognized tax benefits balance at beginning of year	$140.3	$237.0	$231.7
Additions for tax positions of the current year	7.4	14.5	7.6
Additions for tax positions of prior years	6.6	3.5	17.7
Reductions for tax positions of prior years	(15.4)	(8.2)	(4.1)
Settlements	(0.6)	(3.1)	(1.2)
Statute of limitations expiration	(25.5)	(104.6)	(14.0)
Foreign currency translation	(9.3)	1.2	(0.7)
Unrecognized tax benefits balance at end of year	$103.5	$140.3	$237.0
Of our unrecognized tax benefits as of 30 September 2022, $74.9 would impact the effective tax rate from continuing operations if recognized.
In fiscal year 2022, reserves for unrecognized tax benefits decreased $25.5 due to statute of limitation expirations. We released reserves of $17.2 related to the sale of PMD. Upon release of the reserves, we recorded income tax benefits of $14.8 as a component of discontinued operations. The PMD reserve was net of related deferred tax assets of $2.4. Fiscal year 2022 also reflects a $15.4 reduction for tax positions of prior years. This was primarily due to a $10.6 reduction caused by changes to income tax rates.

In fiscal year 2021, reserves for unrecognized tax benefits decreased $104.6 due to statute of limitation expirations. We released reserves of $65.6 related to the sale of PMD, $8.2 associated with our former Energy-from-Waste business (“EfW”), and $27.5 for other reserves, including those associated with a tax election benefit related to a non-U.S. subsidiary in 2017. Upon release of the reserves related to PMD and EfW, we recorded income tax benefits of $51.8 and $8.2, respectively, as a component of discontinued operations. The PMD reserve was net of related deferred tax assets of $13.8. The release of other reserves of $27.5 was net of related deferred tax assets of $8.4 and resulted in an income tax benefit, including interest, of $21.5.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $1.2, ($0.2), and $6.1 in fiscal years 2022, 2021, and 2020, respectively. Our 2022 and 2021 expense reflects a benefit from the reversal of accrued interest on reserves released during the period. Our accrued balance for interest and penalties was $22.6 and $24.9 as of 30 September 2022 and 2021, respectively.
Income Tax Examinations
We are currently under examination in a number of tax jurisdictions. It is reasonably possible that a change in our unrecognized tax benefits may occur in fiscal year 2022 if any of these examinations are resolved during the next twelve months. However, quantification of an estimated range cannot be made as of the date of this report.
We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States – Federal	2018 - 2022
United States – State	2013 - 2022
Canada	2015 - 2022
Europe
France	2019 - 2022
Germany	2017 - 2022
Netherlands	2018 - 2022
Spain	2017 - 2022
United Kingdom	2019 - 2022
Asia
China	2012 - 2022
South Korea	2014 - 2022
Taiwan	2017 - 2022
Latin America
Chile	2018 - 2022

22. SUPPLEMENTAL INFORMATION
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
During the third quarter of fiscal year 2022, we entered into an agreement with NGHC under which we commenced construction of the NEOM project. In addition, we executed an agreement with NGHC under which we will be the exclusive offtaker of green ammonia produced by the NEOM project under a long-term take-if-tendered agreement. The NEOM project is expected to be on-stream in 2026. We intend to transport green ammonia around the world to be dissociated to produce green hydrogen, primarily for the transportation market.
Air Products has one-third of the voting interests in the NGHC joint venture; however, substantially all the activities of the joint venture involve or are conducted on behalf of Air Products. Since we have disproportionately few voting rights relative to our economic interests in the joint venture, we determined that NGHC is a variable interest entity. In addition, we determined that we are the primary beneficiary of NGHC since we have the power to unilaterally direct certain significant activities, including key design and construction decisions, and we share power with our joint venture partners related to other activities that are significant to the economic performance of NGHC. Therefore, we consolidated NGHC within the Middle East and India segment beginning in the third quarter of fiscal year 2022.
As of 30 September 2022, our consolidated balance sheet includes the following balances attributable to NGHC: $275 in "Cash and cash items," $23 in "Other receivables and current assets," $219 in "Plant and equipment, net," $58 in "Payables and accrued liabilities," $447 in "Long-term debt – related party," and $30 in "Noncontrolling interests."
Business and Asset Actions
During the fourth quarter of fiscal year 2022, we divested our small industrial gas business in Russia due to Russia's invasion of Ukraine. As a result, we recorded a noncash charge of $73.7, which included transaction costs and cumulative currency translation losses. This charge is reflected as "Business and asset actions" on our consolidated income statements and was not recorded in the results of our Europe segment.
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $300, $225, and $335 for the fiscal years ended 30 September 2022, 2021, and 2020, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 September 2022 and 2021, our consolidated balance sheets included related party trade receivables of approximately $55 and $90, respectively.
In addition, refer to Note 14, Debt, for information concerning debt owed to related parties.
Facility Closure
During the second quarter of fiscal year 2021, we recorded a charge of $23.2 primarily for a noncash write-down of assets associated with a contract termination in the Americas segment. This charge is reflected as "Facility closure" on our consolidated income statements for the fiscal year ended 30 September 2021 and was not recorded in the results of the Americas segment.
Company Headquarters Relocation Income (Expense)
During the second quarter of fiscal year 2020, we sold property at our former corporate headquarters located in Trexlertown, Pennsylvania. We received net proceeds of $44.1 and recorded a gain of $33.8, which is reflected on our consolidated income statements as "Company headquarters relocation income (expense)" for the fiscal year ended 30 September 2020. The gain was not recorded in the results of the Corporate and other segment.

Supplemental Balance Sheet Information

Other Receivables and Current Assets

30 September	2022	2021
Derivative instruments	$114.4	$59.8
Contract fulfillment costs	84.1	125.5
Contract assets	69.0	119.4
Current lease receivables	77.8	84.4
Other	170.5	161.8
Other receivables and current assets	$515.8	$550.9

Other Noncurrent Assets

30 September	2022	2021
Operating lease right-of-use assets	$694.7	$566.2
Pension benefits	133.9	219.2
Long-term deposits on plant and equipment	200.0	200.0
Deferred tax assets	135.7	100.2
Prepaid tax	17.0	75.0
Investments other than equity method	66.7	66.9
Derivative instruments	74.7	23.6
Other	319.1	255.4
Other noncurrent assets	$1,641.8	$1,506.5

Payables and Accrued Liabilities

30 September	2022	2021
Trade creditors	$1,120.7	$736.8
Contract liabilities	439.1	366.8
Dividends payable	359.4	332.1
Accrued payroll and employee benefits	249.1	221.2
Obligation for future contribution to an equity affiliate	—	150.0
Current lease obligations	90.0	78.6
Derivative instruments	228.3	68.8
Pension and postretirement benefits	11.1	25.6
Other	273.9	238.4
Payables and accrued liabilities	$2,771.6	$2,218.3

Other Noncurrent Liabilities

30 September	2022	2021
Operating lease liabilities	$592.1	$503.4
Asset retirement obligations	265.0	258.0
Pension benefits	190.0	255.3
Postretirement benefits	15.0	22.1
Derivative instruments	138.2	52.7
Long-term accrued income taxes related to U.S. tax reform	134.6	157.1
Contingencies related to uncertain tax positions	95.6	111.8
Contract liabilities	67.2	58.4
Environmental liabilities	61.8	68.5
Other	131.7	153.6
Other noncurrent liabilities	$1,691.2	$1,640.9
23. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
During the fiscal year ended 30 September 2022, we managed our operations, assessed performance, and reported earnings under the following reporting segments:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other
Our reporting segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. We evaluate the performance of our segments based upon reported segment operating income. Except for the Corporate and other segment, each reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of three operating segments that meet the aggregation criteria under GAAP.
Industrial Gases – Regional
The results of our regional industrial gas businesses are reflected in the Americas, Asia, Europe, and Middle East and India segments. These businesses produce and sell gases to diversified customers in dozens of industries, including those in refining, chemicals, metals, electronics, manufacturing, medical, and food. Our industrial gas portfolio includes atmospheric gases such as oxygen, nitrogen, and argon; process gases such as hydrogen, helium, carbon dioxide (CO2), and carbon monoxide, as well as a mixture of hydrogen and carbon monoxide, or "syngas;" and specialty gases. Our regional industrial gas businesses also develop, build, and operate equipment such as air separation units and non-cryogenic generators for the production or processing of gases. We offer our industrial gas products through a variety of supply modes as described in Note 4, Revenue Recognition.
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
Our regional industrial gas segments also include our share of the results of several joint ventures accounted for by the equity method. The largest of these joint ventures operate in China, India, Italy, Mexico, Saudi Arabia, South Africa, and Thailand.
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

Corporate and other
The Corporate and other segment includes sales of cryogenic and gas processing equipment for air separation that is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. Our Corporate and other segment also includes the results of our liquefied natural gas ("LNG"), turbo machinery equipment and services, and distribution sale of equipment businesses. Competition for our sale of equipment businesses is based primarily on technological performance, service, technical know-how, price, and performance guarantees.
Our Corporate and other segment also incurs costs to provide corporate support functions and global management activities that benefit all segments. These costs include those for product development, research and development, and administrative support. The results of our Corporate and other segment also include income and expense not directly associated with the regional segments, such as foreign exchange gains and losses.
In addition to assets of the global businesses included in this segment, other assets include cash and cash items, short-term investments, deferred tax assets, and financial instruments.
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated sales.
Business Segment Information

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
2022
Sales	$5,368.9	$3,143.3	$3,086.1	$129.5	$970.8	$12,698.6	(A)
Operating income (loss)	1,174.4	898.3	503.4	21.1	(184.7)	2,412.5	(B)
Depreciation and amortization	629.5	436.5	195.2	26.9	50.1	1,338.2
Equity affiliates' income	98.2	22.1	78.2	293.9	3.9	496.3	(B)
Expenditures for long-lived assets	1,353.1	779.2	312.6	271.6	210.0	2,926.5
Investments in net assets of and advances to equity affiliates	434.4	268.9	435.0	2,143.3	72.2	3,353.8
Total assets	8,237.7	6,968.7	3,645.1	2,980.7	5,360.4	27,192.6
2021(C)
Sales	$4,167.6	$2,920.8	$2,345.6	$99.3	$789.7	$10,323.0	(A)
Operating income (loss)	1,065.5	838.3	529.4	28.0	(193.4)	2,267.8	(B)
Depreciation and amortization	611.9	444.4	204.5	25.3	35.2	1,321.3
Equity affiliates' income	112.5	35.9	62.8	76.4	6.5	294.1	(B)
Expenditures for long-lived assets	909.6	792.3	300.3	71.0	391.0	2,464.2
Investments in net assets of and advances to equity affiliates	383.8	330.4	455.4	409.7	70.0	1,649.3
Total assets	7,092.5	7,349.4	3,830.3	800.6	7,786.4	26,859.2
2020(C)
Sales	$3,630.7	$2,716.5	$1,847.0	$79.3	$582.8	$8,856.3	(A)
Operating income (loss)	1,012.4	870.3	454.8	18.5	(152.2)	2,203.8	(B)
Depreciation and amortization	559.5	399.4	175.9	20.0	30.2	1,185.0
Equity affiliates' income	84.3	32.1	51.8	51.9	10.9	231.0	(B)
Expenditures for long-lived assets	1,264.7	690.3	295.9	31.7	226.4	2,509.0
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliations to Consolidated Results section below.
(C)Segment information presented for fiscal years 2021 and 2020 has been updated to reflect the reorganization of our reporting segments effective 1 October 2021. The reorganization included the separation of our former Industrial Gases – EMEA (Europe, Middle East, and Africa) segment into two separate reporting segments: (1) Europe and (2) Middle East and India. The results of an affiliate formerly reflected in the Asia segment are now reported in the Middle East and India segment. Additionally, the results of our Industrial Gases – Global operating segment are reflected in the Corporate and other segment. The reorganization did not impact the Americas segment.

Reconciliations to Consolidated Results
Operating Income
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2022	2021	2020
Total	$2,412.5	$2,267.8	$2,203.8
Facility closure	—	(23.2)	—
Business and asset actions	(73.7)	—	—
Gain on exchange with joint venture partner	—	36.8	—
Company headquarters relocation income (expense)	—	—	33.8
Consolidated Operating Income	$2,338.8	$2,281.4	$2,237.6
Equity Affiliates' Income
The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2022	2021	2020
Total	$496.3	$294.1	$231.0
Equity method investment impairment charge	(14.8)	—	—
India Finance Act 2020	—	—	33.8
Consolidated Equity Affiliates' Income	$481.5	$294.1	$264.8
Geographic Information
The geographic information presented below is based on country of origin.
Sales to External Customers

Fiscal Year Ended 30 September	2022	2021	2020
United States	$5,230.2	$3,895.8	$3,359.6
China	1,989.8	1,828.0	1,719.7
Other foreign operations	5,478.6	4,599.2	3,777.0
Total	$12,698.6	$10,323.0	$8,856.3

Long-Lived Assets(A)

30 September	2022	2021	2020
United States	$6,022.0	$5,187.8	$4,633.9
China	3,886.0	4,137.7	3,719.4
Other foreign operations	4,252.5	3,929.1	3,611.4
Total	$14,160.5	$13,254.6	$11,964.7
(A)"Long-lived assets" represents plant and equipment, net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 September 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 September 2022, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has evaluated the effectiveness of our internal control over financial reporting as of 30 September 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that, as of 30 September 2022, our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is provided under Part II, Item 8, of this Form 10-K.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of 30 September 2022. The Report of the Independent Registered Public Accounting Firm is provided under Part II, Item 8, of this Form 10-K.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023. The information required by this item relating to our executive officers is set forth in Part I, Item 1 of this Form 10-K.
The information required by this item relating to our Audit and Finance Committee and our Audit and Finance Committee Financial Expert is incorporated herein by reference to the sections captioned “Board Structure–Standing Committees of the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.
The information required by this item relating to our procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “The Board of Directors–Selection of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.
The information required by this item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.
We have adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our website at www.airproducts.com/company/governance/code-of-conduct.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Compensation of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections captioned "Information About Stock Ownership" and “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors–Director Independence” and “Board Practices, Processes and Policies–Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Fees of Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on 26 January 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The documents below are filed as a part of this report:

(1) Financial Statements.

The following is a list of the Consolidated Financial Statements of Air Products and Chemicals, Inc. and its subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	55
Consolidated Income Statements – Fiscal Years Ended 30 September 2022, 2021, and 2020	58
Consolidated Comprehensive Income Statements – Fiscal Years Ended 30 September 2022, 2021, and 2020	59
Consolidated Balance Sheets – 30 September 2022 and 2021	60
Consolidated Statements of Cash Flows – Fiscal Years Ended 30 September 2022, 2021, and 2020	61
Consolidated Statements of Equity – Fiscal Years Ended 30 September 2022, 2021, and 2020	62

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 120.

Item 16. Form 10-K Summary
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

4.3	Description of Securities. (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2021.)*

(10)	Material Contracts.

10.1	Amended and Restated Long-Term Incentive Plan of the Company effective 1 October 2014. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 23 September 2014.)*†

10.2	Air Products and Chemicals, Inc. 2021 Long-Term Incentive Plan. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-252722) filed on 4 February 2021.)*†

10.2(a)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2020.)*†

10.2(b)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2021 awards. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2020.)*†

10.2(c)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 awards. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.2(d)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 awards. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.3
Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.3(a)
Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2022.)*†

INDEX TO EXHIBITS

Exhibit No.	Description
10.4
Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2014.)*†

10.4(a)
Amendment No. 1 dated as of 30 September 2015 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2015.)*†

10.4(b)
Amendment No. 2 dated as of 30 September 2016 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for fiscal year ended 30 September 2016.)*†

10.4(c)
Amendment No. 3 dated as of 26 July 2017 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2017.(Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

10.5	Deferred Compensation Plan as Amended and Restated effective 1 January 2018. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.6	Air Products and Chemicals, Inc. Executive Separation Program as amended effective as of 1 October 2022.†

10.7
Air Products and Chemicals, Inc. Senior Management Severance Plan and Summary Plan Description effective 1 August 2022. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2022.)*†

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

10.10	Compensation Programs for Nonemployee Directors effective 22 November 2022.

10.11	Deferred Compensation Program for Directors, effective 7 October 2019. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended 31 December 2019.)*†

10.12	Revolving Credit Agreement dated as of 31 March 2021 for $2,500,000,000. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2021.)*

10.12(a)	Amendment to the Revolving Credit Agreement dated as of 29 September 2021. (Filed as Exhibit 10.13(a) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2021.)*

10.12(b)	Amendment No. 2 to the Revolving Credit Agreement dated as of 31 March 2022. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2022.)*

(21)	Subsidiaries of the Registrant.

21.1	Subsidiaries of the Registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

INDEX TO EXHIBITS

Exhibit No.	Description
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

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	22 November 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Seifi Ghasemi	22 November 2022
(Seifi Ghasemi) Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey J. Kutz	22 November 2022
(Jeffrey J. Kutz) Vice President, Corporate Controller, and Principal Accounting Officer

*	22 November 2022
(Tonit M. Calaway) Director

*	22 November 2022
(Charles I. Cogut) Director

*	22 November 2022
(Lisa A. Davis) Director

*	22 November 2022
(David H. Y. Ho) Director

Signature and Title	Date
*	22 November 2022
(Edward L. Monser) Director

*	22 November 2022
(Matthew H. Paull) Director

*	22 November 2022
(Wayne T. Smith) Director

*	Sean D. Major, Executive Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Sean D. Major
Sean D. Major
Executive Vice President, General Counsel and Secretary

Date:	22 November 2022