Form 10-Q
period 2022-12-31
Air Products & Chemicals, Inc.
filed 2023-02-02
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2022 was 222,082,851.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2022

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can generally be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” "future," “goal,” “intend,” “may,” “outlook,” “plan,” “positioned,” “possible,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on management’s expectations and assumptions as of the date of this report and are not guarantees of future performance. You are cautioned not to place undue reliance on our forward-looking statements.
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
•our ability to safely develop, operate, and manage costs of large scale and technically complex projects;
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
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended 30 September 2022. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars, except for share and per share data)	2022	2021
Sales	$3,174.7	$2,994.2
Cost of sales	2,272.3	2,223.6
Selling and administrative expense	234.4	232.8
Research and development expense	24.4	23.3
Other income (expense), net	8.4	8.5
Operating Income	652.0	523.0
Equity affiliates' income	110.0	147.8
Interest expense	41.2	30.5
Other non-operating income (expense), net	(0.6)	22.6
Income Before Taxes	720.2	662.9
Income tax provision	136.4	113.3
Net Income	583.8	549.6
Net income (loss) attributable to noncontrolling interests	11.6	(10.8)
Net Income Attributable to Air Products	$572.2	$560.4

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$2.58	$2.53
Diluted earnings per share attributable to Air Products	$2.57	$2.52

Weighted Average Common Shares (in millions)
Basic	222.2	221.9
Diluted	222.6	222.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2022	2021
Net Income	$583.8	$549.6
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($38.0) and $7.6	509.6	40.6
Net gain (loss) on derivatives, net of tax of $38.2 and ($11.1)	121.0	(0.5)
Pension and postretirement benefits, net of tax of $2.4 and $—	6.7	—
Reclassification adjustments:
Derivatives, net of tax of ($21.7) and $6.1	(68.7)	18.7
Pension and postretirement benefits, net of tax of $3.7 and $5.4	11.9	16.0
Total Other Comprehensive Income	580.5	74.8
Comprehensive Income	1,164.3	624.4
Net Income (Loss) Attributable to Noncontrolling Interests	11.6	(10.8)
Other Comprehensive Income Attributable to Noncontrolling Interests	12.7	11.2
Comprehensive Income Attributable to Air Products	$1,140.0	$624.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of U.S. Dollars, except for share and per share data)	2022	2022
Assets
Current Assets
Cash and cash items	$3,131.0	$2,711.0
Short-term investments	19.6	590.7
Trade receivables, net	1,827.2	1,794.4
Inventories	635.3	514.2
Prepaid expenses	165.1	156.8
Other receivables and current assets	542.9	515.8
Total Current Assets	6,321.1	6,282.9
Investment in net assets of and advances to equity affiliates	3,391.5	3,353.8
Plant and equipment, at cost	29,772.3	28,160.1
Less: accumulated depreciation	14,733.1	13,999.6
Plant and equipment, net	15,039.2	14,160.5
Goodwill, net	876.3	823.0
Intangible assets, net	363.1	347.5
Operating lease right-of-use assets, net	754.8	694.8
Noncurrent lease receivables	579.3	583.1
Other noncurrent assets	953.0	947.0
Total Noncurrent Assets	21,957.2	20,909.7
Total Assets	$28,278.3	$27,192.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,552.0	$2,771.6
Accrued income taxes	159.9	135.2
Short-term borrowings	2.2	10.7
Current portion of long-term debt	562.8	548.3
Total Current Liabilities	3,276.9	3,465.8
Long-term debt	6,834.4	6,433.8
Long-term debt – related party	658.4	652.0
Noncurrent operating lease liabilities	627.4	592.1
Other noncurrent liabilities	1,117.7	1,099.1
Deferred income taxes	1,246.1	1,247.4
Total Noncurrent Liabilities	10,484.0	10,024.4
Total Liabilities	$13,760.9	$13,490.2
Commitments and Contingencies - See Note 11
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2023 and 2022 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,148.4	1,141.4
Retained earnings	16,731.4	16,520.3
Accumulated other comprehensive loss	(2,218.3)	(2,786.1)
Treasury stock, at cost (2023 - 27,372,733 shares; 2022 - 27,616,888 shares)	(1,975.2)	(1,981.0)
Total Air Products Shareholders’ Equity	13,935.7	13,144.0
Noncontrolling Interests	581.7	558.4
Total Equity	$14,517.4	$13,702.4
Total Liabilities and Equity	$28,278.3	$27,192.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2022	2021
Operating Activities
Net income	$583.8	$549.6
Less: Net income (loss) attributable to noncontrolling interests	11.6	(10.8)
Net income attributable to Air Products	572.2	560.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	321.5	332.3
Deferred income taxes	13.8	15.7
Distributed (Undistributed) earnings of equity method investments	17.2	(117.3)
Gain on sale of assets and investments	(2.3)	(0.8)
Share-based compensation	16.1	15.8
Noncurrent lease receivables	19.4	21.8
Other adjustments	99.0	(49.4)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	40.4	(132.7)
Inventories	(102.8)	(33.7)
Other receivables	(6.7)	14.0
Payables and accrued liabilities	(257.6)	167.6
Other working capital	(10.9)	(8.5)
Cash Provided by Operating Activities	719.3	785.2
Investing Activities
Additions to plant and equipment, including long-term deposits	(834.2)	(663.8)
Acquisitions, less cash acquired	—	(34.6)
Investment in and advances to unconsolidated affiliates	—	(1,632.7)
Proceeds from sale of assets and investments	4.0	1.1
Purchases of investments	(19.2)	(727.4)
Proceeds from investments	591.5	1,331.9
Other investing activities	1.7	6.4
Cash Used for Investing Activities	(256.2)	(1,719.1)
Financing Activities
Long-term debt proceeds	476.3	51.6
Payments on long-term debt	(195.9)	(400.0)
Net (decrease) increase in commercial paper and short-term borrowings	(4.1)	113.1
Dividends paid to shareholders	(359.4)	(332.1)
Proceeds from stock option exercises	14.0	13.3
Other financing activities	(16.5)	(31.0)
Cash Used for Financing Activities	(85.6)	(585.1)
Effect of Exchange Rate Changes on Cash	42.5	3.8
Increase (Decrease) in cash and cash items	420.0	(1,515.2)
Cash and Cash items – Beginning of year	2,711.0	4,468.9
Cash and Cash Items – End of Period	$3,131.0	$2,953.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended 31 December 2022
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	572.2	—	—	572.2	11.6	583.8
Other comprehensive income	—	—	—	567.8	—	567.8	12.7	580.5
Dividends on common stock (per share $1.62)	—	—	(359.8)	—	—	(359.8)	—	(359.8)
Dividends to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Share-based compensation	—	14.2	—	—	—	14.2	—	14.2
Issuance of treasury shares for stock option and award plans	—	(7.4)	—	—	5.8	(1.6)	—	(1.6)
Other equity transactions	—	0.2	(1.3)	—	—	(1.1)	(0.2)	(1.3)
Balance at 31 December 2022	$249.4	$1,148.4	$16,731.4	($2,218.3)	($1,975.2)	$13,935.7	$581.7	$14,517.4

	Three Months Ended 31 December 2021
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	560.4	—	—	560.4	(10.8)	549.6
Other comprehensive income	—	—	—	63.6	—	63.6	11.2	74.8
Dividends on common stock (per share $1.50)	—	—	(332.6)	—	—	(332.6)	—	(332.6)
Share-based compensation	—	14.1	—	—	—	14.1	—	14.1
Issuance of treasury shares for stock option and award plans	—	(18.1)	—	—	(1.3)	(19.4)	—	(19.4)
Investments by noncontrolling interests	—	—	—	—	—	—	3.6	3.6
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.2	(0.9)	—	—	(0.7)	0.1	(0.6)
Balance at 31 December 2021	$249.4	$1,112.0	$15,905.2	($1,452.3)	($1,989.2)	$13,825.1	$550.5	$14,375.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Millions of U.S. Dollars, unless otherwise indicated

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
Basis of Presentation
The interim consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” “Air Products,” or “registrant”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to fairly present the financial position, results of operations, and cash flows for those periods indicated and contain adequate disclosures to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to the interim consolidated financial statements.
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2022 (the "2022 Form 10-K"), which was filed with the SEC on 22 November 2022. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
Major Accounting Policies
Refer to our 2022 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2023.
Risks and Uncertainties
We are subject to various risks and uncertainties, including, but not limited to, those resulting from the COVID-19 pandemic, increased inflationary pressures, and Russia's invasion of Ukraine. Our results of operations for the periods covered by this report were not materially impacted by these events; however, there is uncertainty regarding how these events and others may affect our business, results of operations, and overall financial performance in future periods, including our ability to complete suspended projects.
Reclassifications
Beginning in the first quarter of fiscal year 2023, we present "Operating lease right-of-use assets, net" and "Noncurrent operating lease liabilities" in separate captions on our consolidated balance sheets. These balances were previously presented within "Other noncurrent assets" and "Other noncurrent liabilities," respectively. Our balance sheet as of 30 September 2022 has been reclassified to conform to the fiscal year 2023 presentation.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Government Assistance
In November 2021, the Financial Accounting Standards Board ("FASB") issued disclosure guidance to increase the transparency of transactions an entity has with a government that are accounted for by applying a grant or contribution accounting model. We are evaluating the impact this guidance will have on our annual disclosures to our consolidated financial statements. We will adopt this guidance prospectively in our Annual Report for fiscal year 2023.
Reference Rate Reform
In March 2020, the FASB issued an update to provide practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR"). In December 2022, the FASB extended the date through which the amendments may be applied to impacted contracts and hedges to 31 December 2024. We have had no reference rate reform modifications to date. We will adopt this update on a prospective basis in the event of any such modifications.

3. REVENUE RECOGNITION
The majority of our revenue is generated from our sale of gas customers within the regional industrial gases segments. We distribute gases through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. We also design and manufacture equipment for air separation, hydrocarbon recovery and purification, natural gas liquefaction, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment serves our sale of equipment customers.
Disaggregation of Revenue
The table below presents our consolidated sales disaggregated by supply mode for each of our reportable segments for the first quarter of fiscal years 2023 and 2022. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 31 December 2022

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$845.8	$457.7	$328.1	$18.8	$—	$1,650.4	52%
Merchant	538.4	320.1	463.8	22.6	—	1,344.9	42%
Sale of Equipment	—	—	—	—	179.4	179.4	6%
Total	$1,384.2	$777.8	$791.9	$41.4	$179.4	$3,174.7	100%

	Three Months Ended 31 December 2021

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$797.6	$451.6	$325.6	$16.3	$—	$1,591.1	53%
Merchant	426.5	328.8	418.6	7.4	—	1,181.3	40%
Sale of Equipment	—	—	—	—	221.8	221.8	7%
Total	$1,224.1	$780.4	$744.2	$23.7	$221.8	$2,994.2	100%

Remaining Performance Obligations
As of 31 December 2022, the transaction price allocated to remaining performance obligations is estimated to be approximately $23 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

		31 December	30 September
	Balance Sheet Location	2022	2022
Assets
Contract assets – current	Other receivables and current assets	$81.9	$69.0
Contract fulfillment costs – current	Other receivables and current assets	103.5	84.1
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$424.6	$439.1
Contract liabilities – noncurrent	Other noncurrent liabilities	97.4	67.2
Changes to our contract balances primarily relate to our sale of equipment contracts. During the three months ended 31 December 2022, we recognized sales of approximately $80 associated with sale of equipment contracts that were included within our contract liabilities as of 30 September 2022.
4. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2022	2022
Finished goods	$244.7	$162.0
Work in process	25.1	22.0
Raw materials, supplies, and other	365.5	330.2
Inventories	$635.3	$514.2

5. EQUITY AFFILIATES
Equity Affiliate Investment in Jazan Integrated Gasification and Power Company (“JIGPC”)
On 27 October 2021, we made an initial investment of $1.6 billion in Jazan Integrated Gasification and Power Company ("JIGPC"). JIGPC is a joint venture with Saudi Aramco Power Company (a subsidiary of Aramco), ACWA Power, and Air Products Qudra in the Jazan Economic City, Saudi Arabia. Our investment represents a 55% interest in the joint venture, of which 4% is attributable to the noncontrolling partner of Air Products Qudra. The $1.6 billion investment, which includes approximately $130 from the non-controlling partner, is primarily in the form of shareholder loans that qualify as in-substance common stock in the joint venture.
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
As of 31 December 2022, the carrying value of our investment totaled $1,776.5 and is presented as “Investments in net assets of and advances to equity affiliates” on our consolidated balance sheet. Our loss exposure is limited to our investment in the joint venture.

Subsequent Event
On 19 January 2023, we made an additional investment of $908 toward the second phase of the project as further discussed below. This investment included $73 received from the noncontrolling partner of Air Products Qudra. We expect to complete a remaining investment of approximately $115, including approximately $9 from the non-controlling partner of Air Products Qudra, later this calendar year.
JIGPC Joint Venture
On 27 September 2021, JIGPC signed definitive agreements for the acquisition of project assets from Aramco for $12 billion and entered into related project financing for the purchase of the project assets, which include power blocks, gasifiers, air separation units, syngas cleanup assets, and utilities, in two phases. The first phase was completed on 27 October 2021 for $7 billion, and the second phase was completed for $4.15 billion on 19 January 2023. We expect final commissioning items to be completed later this calendar year. JIGPC will commission, operate, and maintain the project assets to supply electricity, steam, hydrogen, and utilities to Aramco’s refinery and terminal complex under a 25-year agreement, which commenced in the first quarter of fiscal year 2022. JIGPC recorded financing receivables upon acquisition of the assets and is recognizing financing income over the supply term.
Jazan Gas Project Company
Jazan Gas Project Company (“JGPC”), a joint venture between Air Products and ACWA Holding, entered into a 20-year oxygen and nitrogen supply agreement in 2015 to supply Aramco’s oil refinery and power plant in Jazan, Saudi Arabia.
In October 2021, the supply agreement between JGPC and Aramco was terminated, and JGPC sold its air separation units to Aramco. We initially sold these assets to JGPC and deferred profit proportionate to our ownership in the joint venture. With the termination of the supply agreement and sale of the air separation units complete, we recognized the remaining deferred profit, net of other project finalization costs, in equity affiliates’ income in the first quarter of fiscal year 2022.
6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2022 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net at 30 September 2022	$143.2	$172.7	$457.5	$15.8	$33.8	$823.0
Currency translation and other	5.6	4.2	43.1	—	0.4	53.3
Goodwill, net at 31 December 2022	$148.8	$176.9	$500.6	$15.8	$34.2	$876.3

	31 December	30 September
	2022	2022
Goodwill, gross	$1,188.1	$1,096.0
Accumulated impairment losses(A)	(311.8)	(273.0)
Goodwill, net	$876.3	$823.0
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2022 is 3.5 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2022		30 September 2022
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,877.6	0.6	$4,525.0	0.7
Net investment hedges	616.5	1.9	542.2	2.2
Not designated	408.2	0.2	534.3	0.3
Total Forward Exchange Contracts	$5,902.3	0.7	$5,601.5	0.8
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,280.5 million ($1,370.7) at 31 December 2022 and €1,265.4 million ($1,240.4) at 30 September 2022. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
Debt Portfolio Management
It is our policy to identify, on a continuing basis, the need for debt capital and to evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, we manage our debt portfolio and hedging program with the intent to (1) reduce funding risk with respect to borrowings made by us to preserve our access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) manage the aggregate interest rate risk and the debt portfolio in accordance with certain debt management parameters.

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2022, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2022				30 September 2022
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	Various	1.64%	4.8	$800.0	Various	1.64%	5.0
Cross currency interest rate swaps (net investment hedge)	$131.0	3.67%	2.93%	1.3	$176.7	4.12%	3.07%	1.2
Cross currency interest rate swaps (cash flow hedge)	$741.9	4.82%	2.92%	2.2	$785.7	4.78%	3.05%	2.3
Cross currency interest rate swaps (not designated)	$39.4	5.39%	3.54%	0.9	$37.7	5.39%	3.54%	1.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 December	30 September	31 December	30 September
Balance Sheet Location	2022	2022	2022	2022
Long-term debt	$2,017.8	$2,012.9	($72.7)	($77.1)

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	31 December	30 September	Balance Sheet	31 December	30 September
	Location	2022	2022	Location	2022	2022
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$85.0	$71.6	Payables and accrued liabilities	$79.5	$226.2
Interest rate management contracts	Other receivables and current assets	16.8	36.7	Payables and accrued liabilities	1.5	—
Forward exchange contracts	Other noncurrent assets	26.8	60.8	Other noncurrent liabilities	6.6	46.9
Interest rate management contracts	Other noncurrent assets	8.8	12.5	Other noncurrent liabilities	99.0	91.2
Total Derivatives Designated as Hedging Instruments		$137.4	$181.6		$186.6	$364.3
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	3.1	6.1	Payables and accrued liabilities	2.2	2.1
Interest rate management contracts	Other receivables and current assets	0.5	—	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	—	0.1	Other noncurrent liabilities	—	0.1
Interest rate management contracts	Other noncurrent assets	—	1.3	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$3.6	$7.5		$2.2	$2.2
Total Derivatives		$141.0	$189.1		$188.8	$366.5
Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended
	31 December
	2022	2021
Net Investment Hedging Relationships
Forward exchange contracts	($47.1)	$14.5
Foreign currency debt	(115.3)	27.6
Cross currency interest rate swaps	(10.6)	(2.3)
Total Amount Recognized in OCI	(173.0)	39.8
Tax effects	42.5	(9.8)
Net Amount Recognized in OCI	($130.5)	$30.0

	Three Months Ended
	31 December
	2022	2021
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$188.8	($23.4)
Forward exchange contracts, excluded components	(5.6)	(2.7)
Other(A)	(24.0)	14.5
Total Amount Recognized in OCI	159.2	(11.6)
Tax effects	(38.2)	11.1
Net Amount Recognized in OCI	$121.0	($0.5)
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021	2022	2021	2022	2021
Total presented in consolidated income statements that includes effects of hedging below	$3,174.7	$2,994.2	$2,272.3	$2,223.6	$41.2	$30.5	($0.6)	$22.6

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$—	$0.4	$1.2	($0.1)	$—	$—	($117.8)	$14.5
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	2.0	1.3
Other:
Amount reclassified from OCI into income	—	—	—	—	1.5	1.4	22.7	7.3
Total (Gain) Loss Reclassified from OCI to Income	—	0.4	1.2	(0.1)	1.5	1.4	(93.1)	23.1
Tax effects	—	(0.1)	(0.2)	—	(0.5)	(0.5)	22.4	(5.5)
Net (Gain) Loss Reclassified from OCI to Income	$—	$0.3	$1.0	($0.1)	$1.0	$0.9	($70.7)	$17.6

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$4.4	($2.5)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(4.4)	2.5	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The table below summarizes the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2022	2021	2022	2021
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$0.6	$1.1	($1.6)	($0.6)
Other	—	—	1.1	0.1
Total (Gain) Loss Recognized in Income	$0.6	$1.1	($0.5)	($0.5)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2022 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $105.0 and $114.8 as of 31 December 2022 and 30 September 2022, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $36.3 and $62.8 as of 31 December 2022 and 30 September 2022, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.
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
The carrying values and fair values of financial instruments were as follows:

	31 December 2022		30 September 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$114.9	$114.9	$138.6	$138.6
Interest rate management contracts	26.1	26.1	50.5	50.5
Liabilities
Derivatives
Forward exchange contracts	$88.3	$88.3	$275.3	$275.3
Interest rate management contracts	100.5	100.5	91.2	91.2
Long-term debt, including current portion and related party	8,055.6	7,227.2	7,634.1	6,721.2
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2022				30 September 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$114.9	$—	$114.9	$—	$138.6	$—	$138.6	$—
Interest rate management contracts	26.1	—	26.1	—	50.5	—	50.5	—
Total Assets at Fair Value	$141.0	$—	$141.0	$—	$189.1	$—	$189.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$88.3	$—	$88.3	$—	$275.3	$—	$275.3	$—
Interest rate management contracts	100.5	—	100.5	—	91.2	—	91.2	—
Total Liabilities at Fair Value	$188.8	$—	$188.8	$—	$366.5	$—	$366.5	$—

9. DEBT
Related Party Debt
Total debt owed to related parties was $791.5 and $781.0 as of 31 December 2022 and 30 September 2022, respectively, of which $133.1 and $129.0, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt includes loans with joint venture partners, including Lu’An Clean Energy Company, as well as shareholder loans associated with the NEOM project. Refer to Note 16, Supplemental Information, for additional information.
Other
We have credit facilities available to certain of our foreign subsidiaries totaling $1,319.5, of which $751.9 was borrowed and outstanding as of 31 December 2022. The amount borrowed and outstanding as of 30 September 2022 was $457.5. The increase from 30 September 2022 was driven by borrowings on a new variable-rate Saudi Riyal loan facility that matures in October 2026. The interest rate on the facility is based on the Saudi Arabian Interbank Offered Rate ("SAIBOR") plus an annual margin of 1.35%. We entered into this facility in October 2022 and utilized a portion of the proceeds to repay a variable-rate 4.10% Saudi Riyal Loan Facility of $195.6, which was presented within long-term debt on our consolidated balance sheet as of 30 September 2022.
10. RETIREMENT BENEFITS
The components of net periodic (benefit) cost for our defined benefit pension plans for the three months ended 31 December 2022 and 2021 were as follows:

	Pension Benefits
	2022			2021
Three Months Ended 31 December	U.S.	Inter-national	Total	U.S.	Inter-national	Total
Service cost	$2.7	$3.3	$6.0	$4.6	$5.6	$10.2
Non-service (benefit) cost:
Interest cost	32.5	14.4	46.9	18.4	7.6	26.0
Expected return on plan assets	(31.8)	(11.8)	(43.6)	(42.1)	(17.7)	(59.8)
Prior service cost amortization	0.3	—	0.3	0.3	—	0.3
Actuarial loss amortization	14.8	3.0	17.8	16.7	3.9	20.6
Settlements	—	—	—	0.9	—	0.9
Curtailments	—	(1.9)	(1.9)	—	—	—
Other	—	0.3	0.3	—	0.8	0.8
Net Periodic (Benefit) Cost	$18.5	$7.3	$25.8	($1.2)	$0.2	($1.0)

Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2023 and 2022 were not material. The non-service related impacts, including pension settlement losses and curtailment gains, are presented outside operating income within "Other non-operating income (expense), net."
For the three months ended 31 December 2022 and 2021, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $8.0 and $9.1, respectively. Total contributions for fiscal year 2023 are expected to be approximately $25 to $35. During fiscal year 2022, total contributions were $44.7.
In December 2022, we amended an international defined benefit pension plan to move its participants to a defined contribution plan for future benefit accumulation. As a result of this amendment, we recognized a $1.9 curtailment gain for the write-off of prior service credits and remeasured the projected benefit obligations of the plan. This resulted in a net decrease to our projected benefit obligation and accumulated other comprehensive loss of $9.1 in the first quarter of fiscal year 2023. The impact of the remeasurement on 2023 expense is not material.
During the three months ended 31 December 2022 and 2021, we recognized actuarial gain amortization of $0.6 and $0.4 respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $34 at 31 December 2022) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $34 at 31 December 2022) plus interest accrued thereon until final disposition of the proceedings.
Additionally, Winter Storm Uri, a severe winter weather storm in the U.S. Gulf Coast in February 2021, disrupted our operations and caused power and natural gas prices to spike significantly in Texas. We remain in litigation of a dispute regarding energy management services related to the impact of this event.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2022 and 30 September 2022 included an accrual of $70.4 and $71.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $70 to a reasonably possible upper exposure of $83 as of 31 December 2022.
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

Pace
At 31 December 2022, $37.9 of the environmental accrual was related to the Pace facility.
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
We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remediate groundwater. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and have completed additional field work during 2021 to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system will likely be initiated in fiscal year 2023 with construction to begin thereafter. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility, along with the completion of a cost review every 5 years.
Piedmont
At 31 December 2022, $7.1 of the environmental accrual was related to the Piedmont site.
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

Pasadena
At 31 December 2022, $10.7 of the environmental accrual was related to the Pasadena site.
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
12. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the three months ended 31 December 2022, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 31 December 2022, there were 1.2 million shares available for future grant under our Long-Term Incentive Plan ("LTIP").

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2022	2021
Before-tax share-based compensation cost	$16.9	$16.8
Income tax benefit	(4.1)	(4.1)
After-tax share-based compensation cost	$12.8	$12.7
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2023 and 2022 was not material.
Deferred Stock Units
During the three months ended 31 December 2022, we granted 85,612 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2022 and ending 30 September 2025, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $502.03 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	32.5%
Risk-free interest rate	4.0%
Expected dividend yield	2.4%
In addition, during the three months ended 31 December 2022, we granted 107,621 time-based deferred stock units at a weighted average grant-date fair value of $310.79.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2022:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2022	($71.9)	($2,072.4)	($641.8)	($2,786.1)
Other comprehensive income before reclassifications	121.0	509.6	6.7	637.3
Amounts reclassified from AOCL	(68.7)	—	11.9	(56.8)
Net current period other comprehensive income	52.3	509.6	18.6	580.5
Amount attributable to noncontrolling interests	(0.6)	13.2	0.1	12.7
Balance at 31 December 2022	($19.0)	($1,576.0)	($623.3)	($2,218.3)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2022	2021
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	$—	$0.3
Cost of sales	1.0	(0.1)
Interest expense	1.0	0.9
Other non-operating income (expense), net	(70.7)	17.6
Total (Gain) Loss on Cash Flow Hedges, net of tax	($68.7)	$18.7

Pension and Postretirement Benefits, net of tax(A)	$11.9	$16.0
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 10, Retirement Benefits, for additional information.

14. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	31 December
	2022	2021
Numerator
Net income attributable to Air Products	$572.2	$560.4

Denominator (in millions)
Weighted average common shares — Basic	222.2	221.9
Effect of dilutive securities
Employee stock option and other award plans	0.4	0.7
Weighted average common shares — Diluted	222.6	222.6

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$2.58	$2.53
Diluted EPS attributable to Air Products	$2.57	$2.52
Outstanding share-based awards of 0.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended 31 December 2022. For the three months ended 31 December 2021, there were no antidilutive outstanding share-based awards.
15. INCOME TAXES
Effective Tax Rate
Our effective tax rate was 18.9% and 17.1% for the three months ended 31 December 2022 and 2021, respectively.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $88.5 and $50.3 for the three months ended 31 December 2022 and 2021, respectively.
16. SUPPLEMENTAL INFORMATION
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
Our consolidated balance sheets include the following balances from the consolidation of NGHC:

	31 December	30 September
	2022	2022
Cash and cash items	$224	$275
Other receivables and current assets	29	23
Plant and equipment, net	332	219
Payables and accrued liabilities	68	58
Long-term debt – related party	447	447
Noncontrolling interests	31	30
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $80 for each of the three months ended 31 December 2022 and 2021. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2022 and 30 September 2022, our consolidated balance sheets included related party trade receivables of approximately $110 and $55, respectively.
Refer to Note 9, Debt, for information concerning debt owed to related parties.
Changes in Estimates
Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates that unfavorably impacted operating income by approximately $25 in the first three months of fiscal year 2023. The impact of changes in estimates in the first three months of fiscal year 2022 was not material.
Lessee Accounting
During the three months ended 31 December 2022, we recorded noncash right-of-use asset additions of approximately $51, primarily for operating leases that had not yet commenced as of 30 September 2022.

17. BUSINESS SEGMENT INFORMATION
Our reportable segments reflect the manner in which our chief operating decision maker assesses performance and allocates resources. Our reportable segments are as follows:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other
Except for the Corporate and other segment, each reportable segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of three operating segments that meet the aggregation criteria under GAAP.
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 December 2022
Sales	$1,384.2	$777.8	$791.9	$41.4	$179.4	$3,174.7	(A)
Operating income (loss)	343.0	235.9	145.8	6.7	(79.4)	652.0
Depreciation and amortization	156.0	101.9	44.3	6.6	12.7	321.5
Equity affiliates' income	16.4	7.4	17.7	64.1	4.4	110.0
Three Months Ended 31 December 2021
Sales	$1,224.1	$780.4	$744.2	$23.7	$221.8	$2,994.2	(A)
Operating income (loss)	267.2	221.1	99.2	4.8	(69.3)	523.0
Depreciation and amortization	155.3	110.8	49.8	6.1	10.3	332.3
Equity affiliates' income	34.2	6.6	13.9	92.3	0.8	147.8

Total Assets
31 December 2022	$8,515.0	$7,439.3	$3,908.1	$3,154.2	$5,261.7	$28,278.3
30 September 2022	8,237.7	6,968.7	3,645.1	2,980.7	5,360.4	27,192.6
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2023 in Summary	31
First Quarter 2023 Results of Operations	33
Reconciliations of Non-GAAP Financial Measures	38
Liquidity and Capital Resources	43
Pension Benefits	47
Critical Accounting Policies and Estimates	48

As used in the discussion that follows, unless the context indicates otherwise, the terms “we,” “our,” “us,” the “Company,” "Air Products," or “registrant” include controlled subsidiaries and affiliates of Air Products. This discussion should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless otherwise stated, financial information is presented in millions of U.S. Dollars, except for per share data. Except for net income, which includes the results of discontinued operations, when applicable, financial information is presented on a continuing operations basis.
Comparisons of our results of operations and liquidity and capital resources are for the first quarter of fiscal year 2023 versus ("vs.") the first quarter of fiscal year 2022. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K for the fiscal year ended 30 September 2022 (the "2022 Form 10-K"), which was filed with the SEC on 22 November 2022.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 38.
For information concerning activity with our related parties, refer to Note 16, Supplemental Information, to the consolidated financial statements.
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, has built a reputation for its innovative culture, operational excellence, and commitment to safety and the environment. Our passionate, talented, and committed employees are from diverse backgrounds, but are driven by our higher purpose to create innovative solutions that benefit the environment, enhance sustainability, and address the challenges facing customers, communities, and the world. As of 30 September 2022, we had approximately 21,900 employees, of which over 90% were working full-time and 75% were located outside the United States. For information on our product, service, and solution offerings, refer to our 2022 Form 10-K.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. This Management’s Discussion and Analysis discusses our results based on these operations.

FIRST QUARTER 2023 VS. FIRST QUARTER 2022
FIRST QUARTER 2023 IN SUMMARY
•Sales of $3,174.7 increased 6%, or $180.5, due to higher pricing of 7%, higher energy cost pass-through to customers of 3%, and higher volumes of 2%, partially offset by an unfavorable impact from currency of 6% due to the strengthening of the U.S. Dollar.
•Operating income of $652.0 increased 25%, or $129.0, as our pricing actions and higher volumes overcame the unfavorable impact from currency and higher costs. Operating margin of 20.5% increased 300 basis points ("bp"), primarily due to higher pricing, partially offset by unfavorable costs.
•Equity affiliates' income of $110.0 decreased 26%, or $37.8, primarily due to a prior year benefit associated with the sale of air separation units by the Jazan Gas Project Company joint venture.
•Net income of $583.8 increased 6%, or $34.2, primarily due to higher pricing and volumes, partially offset by unfavorable currency, lower equity affiliates' income, and higher costs. Net income margin of 18.4% was flat versus the prior year.
•Adjusted EBITDA of $1,083.5 increased 8%, or $80.4, and adjusted EBITDA margin of 34.1% increased 60 bp.
•Diluted EPS of $2.57 increased 2%, or $0.05 per share, and adjusted diluted EPS of $2.64 increased 6%, or $0.16 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	31 December		Increase
	2022	2021	(Decrease)
Diluted EPS	$2.57	$2.52	$0.05

Operating Impacts
Underlying business
Volume			$0.03
Price, net of variable costs			0.71
Other costs			(0.11)
Currency			(0.15)
Total operating impacts			$0.48

Other Impacts
Equity affiliates' income			($0.14)
Interest expense			(0.04)
Other non-operating income/expense, net, excluding discrete item below			0.03
Non-service pension benefit/cost, net			(0.11)
Change in effective tax rate			(0.07)
Noncontrolling interests			(0.10)
Total other impacts			($0.43)
Total change in diluted EPS			$0.05
% Change from prior year			2%
Upon completion of the first phase of the Jazan gasification and power project in the first quarter of fiscal year 2022, we recognized a net benefit from the recognition of previously deferred profits, net of other project finalization costs, related to the Jazan Gas Project Company joint venture within "Equity affiliates' income." Our non-controlling partner's share of the project finalization costs favorably impacted EPS within "Noncontrolling interests." Diluted earnings per share for the first quarter of fiscal year 2022 reflects a total net benefit from this event of approximately $0.20 per share.

The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first quarter of fiscal years 2023 and 2022:

	Three Months Ended
	31 December		Increase
	2022	2021	(Decrease)
Diluted EPS	$2.57	$2.52	$0.05
Non-service pension (benefit) cost, net	0.07	(0.04)	0.11
Adjusted Diluted EPS	$2.64	$2.48	$0.16

FIRST QUARTER 2023 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 December		Changes
	2022	2021	$	%/bp
GAAP Measures
Sales	$3,174.7	$2,994.2	$180.5	6%
Operating income	652.0	523.0	129.0	25%
Operating margin	20.5%	17.5%		300	bp
Equity affiliates’ income	$110.0	$147.8	($37.8)	(26%)
Net income	583.8	549.6	34.2	6%
Net income margin	18.4%	18.4%		—	bp
Non-GAAP Measures
Adjusted EBITDA	$1,083.5	$1,003.1	$80.4	8%
Adjusted EBITDA margin	34.1%	33.5%		60	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	2%
Price	7%
Energy cost pass-through to customers	3%
Currency	(6%)
Total consolidated sales change	6%
Sales of $3,174.7 increased 6%, or $180.5, due to positive pricing of 7%, higher energy cost pass-through to customers of 3%, and higher volumes of 2%, partially offset by an unfavorable currency impact of 6%. The pricing improvement was primarily attributable to our merchant businesses in the Americas and Europe segments. Higher contractual energy cost pass-through to our on-site customers was driven by our Europe segment, which continues to be impacted by historically heightened energy costs throughout the region. The volume improvement was primarily driven by higher demand for merchant products as well as our on-site business, partially offset by lower sale of equipment project activity. Currency was unfavorable as the U.S. Dollar strengthened against most major currencies.
Cost of Sales and Gross Margin
Cost of sales of $2,272.3 increased 2%, or $48.7, due to higher energy cost pass-through to customers of $75, higher costs associated with sales volumes of $55, and unfavorable other costs of $56, partially offset by favorable currency impacts of $137. The unfavorable other cost impact was driven by power for our merchant business, inflation, and higher planned maintenance. Gross margin of 28.4% increased 270 bp from 25.7% in the prior year, primarily due to the positive impact of our pricing actions, partially offset by the unfavorable costs.
Selling and Administrative Expense
Selling and administrative expense of $234.4 increased 1%, or $1.6, primarily due to inflation and increased headcount to support our growth strategy, partially offset by a favorable currency impact from the strengthening of the U.S. Dollar. Selling and administrative expense as a percentage of sales decreased to 7.4% from 7.8% in the prior year.
Research and Development Expense
Research and development expense of $24.4 increased 5%, or $1.1. Research and development expense as a percentage of sales of 0.8% was flat versus the prior year.

Other Income (Expense), Net
Other income of $8.4 decreased 1%, or $0.1.
Operating Income and Operating Margin
Operating income of $652.0 increased 25%, or $129.0, as positive pricing, net of power and fuel costs, of $191 and higher volumes of $8 were partially offset by an unfavorable currency impact of $40 and higher costs of $30. Costs were higher primarily due to labor inflation and higher planned maintenance.
Operating margin of 20.5% increased 300 bp from 17.5% in the prior year, primarily due to higher pricing, partially offset by unfavorable costs.
Equity Affiliates' Income
Equity affiliates' income of $110.0 decreased 26%, or $37.8, primarily due to the prior year recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs, as well as a lower contribution from our Mexico affiliate. These impacts were partially offset by contributions from the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture, which began contributing to our results in the Middle East and India segment in late October 2021. We expect the contribution from JIGPC to grow in future periods as a result of the second phase of the asset purchase associated with the Jazan gasification and power project, which was completed in January 2023. We expect final commissioning items to be completed later this calendar year.
Interest Expense

	Three Months Ended
	31 December
	2022	2021
Interest incurred	$56.3	$41.0
Less: Capitalized interest	15.1	10.5
Interest expense	$41.2	$30.5
Interest incurred increased 37%, or $15.3, driven by a higher average interest rate on variable-rate instruments in our debt portfolio. Capitalized interest increased 44%, or $4.6, due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating expense was $0.6 versus income of $22.6 in the prior year. The decrease of $23.2 was primarily attributable to higher non-service pension costs, which were driven by higher interest cost and lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan. This impact was partially offset by higher interest income on cash and cash items due to higher interest rates.
Net Income and Net Income Margin
Net income of $583.8 increased 6%, or $34.2, primarily due to higher pricing, net of power and fuel costs, and higher volumes, partially offset by unfavorable currency, lower equity affiliates' income, and higher costs driven by inflation, higher planned maintenance, and higher non-service pension costs. Additionally, the effective tax rate was higher in fiscal year 2023 as further discussed below. Net income margin of 18.4% was flat.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,083.5 increased 8%, or $80.4, primarily due to higher pricing, net of power and fuel costs, and higher volumes, partially offset by unfavorable currency, lower equity affiliates' income, and higher costs driven by inflation and higher planned maintenance. Adjusted EBITDA margin of 34.1% increased 60 bp from 33.5% in the prior year.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.

Our effective tax rate was 18.9% and 17.1% for the three months ended 31 December 2022 and 2021, respectively. Our effective tax rate for the first quarter of fiscal year 2023 was higher primarily due to lower excess tax benefits on share-based compensation.

Many of our share-based compensation grants vest in December. Accordingly, the tax benefits from these awards typically have a larger impact on our first quarter effective tax rate compared to other periods.

Our adjusted effective tax rate was 19.1% and 17.0% for the three months ended 31 December 2022 and 2021, respectively.
Discussion of Results by Business Segment
Americas

	Three Months Ended
	31 December		Changes
	2022	2021	$	%/bp
Sales	$1,384.2	$1,224.1	$160.1	13%
Operating income	343.0	267.2	75.8	28%
Operating margin	24.8%	21.8%		300 bp
Equity affiliates’ income	$16.4	$34.2	($17.8)	(52%)
Adjusted EBITDA	515.4	456.7	58.7	13%
Adjusted EBITDA margin	37.2%	37.3%		(10) bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	6%
Price	9%
Energy cost pass-through to customers	(1%)
Currency	(1%)
Total Americas sales change	13%

Sales of $1,384.2 increased 13%, or $160.1, due to higher pricing of 9% and higher volumes of 6%, partially offset by lower energy cost pass-through to customers of 1% and an unfavorable currency impact of 1%. We successfully recovered higher energy costs in our merchant business through continued focus on pricing actions. The volume improvement was driven by better merchant demand as well as our on-site business.
Operating income of $343.0 increased 28%, or $75.8, primarily from positive pricing, net of power and fuel costs, of $92 and favorable volumes of $13, partially offset by higher costs of $26. Higher costs were driven by higher planned maintenance and inflation. Operating margin of 24.8% increased 300 bp from 21.8% in the prior year primary due to the pricing improvement, which was partially offset by the impact of higher costs.
Equity affiliates’ income of $16.4 decreased 52%, or $17.8, driven by our Mexico affiliate.

Asia

	Three Months Ended
	31 December		Changes
	2022	2021	$	%/bp
Sales	$777.8	$780.4	($2.6)	—%
Operating income	235.9	221.1	14.8	7%
Operating margin	30.3%	28.3%		200 bp
Equity affiliates’ income	$7.4	$6.6	$0.8	12%
Adjusted EBITDA	345.2	338.5	6.7	2%
Adjusted EBITDA margin	44.4%	43.4%		100 bp

The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	7%
Price	1%
Energy cost pass-through to customers	2%
Currency	(10%)
Total Asia sales change	—%

Sales of $777.8 were flat versus the prior year as higher volumes of 7%, higher energy cost pass-through to customers of 2%, and positive pricing of 1% were offset by an unfavorable impact from currency of 10%. Volumes improved overall despite COVID-19 impacts in certain parts of China. The results of our on-site business include positive volume contributions from several traditional industrial gas plants that were brought onstream across the region. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chinese Renminbi and the South Korean Won.
Operating income of $235.9 increased 7%, or $14.8, due to higher volumes of $24, positive pricing, net of power and fuel costs, of $9, and lower costs of $5, partially offset by an unfavorable currency impact of $23. Operating margin of 30.3% increased 200 bp from 28.3% in the prior year due to the volume improvement and positive pricing.
Equity affiliates’ income of $7.4 increased 12%, or $0.8.

Europe

	Three Months Ended
	31 December		Changes
	2022	2021	$	%/bp
Sales	$791.9	$744.2	$47.7	6%
Operating income	145.8	99.2	46.6	47%
Operating margin	18.4%	13.3%		510	bp
Equity affiliates’ income	$17.7	$13.9	$3.8	27%
Adjusted EBITDA	207.8	162.9	44.9	28%
Adjusted EBITDA margin	26.2%	21.9%		430	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(6%)
Price	14%
Energy cost pass-through to customers	9%
Currency	(11%)
Total Europe sales change	6%

Sales of $791.9 increased 6%, or $47.7, due to higher pricing of 14% and higher energy cost pass-through to customers of 9%, partially offset by an unfavorable impact from currency of 11% and lower volumes of 6%. Price improved due to continued focus on recovering higher energy costs in our merchant business. Higher energy costs driven by natural gas prices in our on-site business were contractually passed through to customers. The volume decline was primarily attributable to lower demand for hydrogen and merchant products. Additionally, sales in this region were negatively impacted by the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling.
Operating income of $145.8 increased 47%, or $46.6, as higher pricing, net of power and fuel costs, of $89 was partially offset by lower volumes of $23, an unfavorable currency impact of $12, and higher costs of $7. Operating margin of 18.4% increased 510 bp from 13.3% in the prior year primarily due to the pricing improvement, partially offset by the impact of lower volumes and higher costs.
Equity affiliates’ income of $17.7 increased 27%, or $3.8, driven by an affiliate in Italy.

Middle East and India

	Three Months Ended
	31 December		Changes
	2022	2021	$	%
Sales	$41.4	$23.7	$17.7	75%
Operating income	6.7	4.8	1.9	40%
Equity affiliates' income	64.1	92.3	(28.2)	(31%)
Adjusted EBITDA	77.4	103.2	(25.8)	(25%)

Sales of $41.4 increased 75%, or $17.7, and operating income of $6.7 increased 40%, or $1.9, primarily driven by a small acquisition completed in January 2022. The positive profit impact from the acquisition was partially offset by higher costs for planned maintenance activities. Despite higher equity affiliates' income attributable to the JIGPC joint venture, which contributed for the full quarter in fiscal year 2023, equity affiliates' income of $64.1 decreased 31%, or $28.2, due to a net benefit recognized in fiscal year 2022 for the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs. We expect the contribution from JIGPC to grow in future periods as a result of the second phase of the asset purchase associated with the Jazan gasification and power project, which was completed in January 2023. We expect final commissioning items to be completed later this calendar year.
Corporate and other

	Three Months Ended
	31 December		Changes
	2022	2021	$	%
Sales	$179.4	$221.8	($42.4)	(19%)
Operating loss	(79.4)	(69.3)	(10.1)	(15%)
Adjusted EBITDA	(62.3)	(58.2)	(4.1)	(7%)

Sales of $179.4 decreased 19%, or $42.4, and operating loss of $79.4 increased 15%, or $10.1, primarily due to lower project activity in our sale of equipment business. Our Corporate and other segment also incurs costs to provide corporate support functions and global management activities that benefit all segments, which have increased due to efforts to support our growth strategy.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of U.S. Dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, the adjusted effective tax rate, and capital expenditures. On a segment basis, these measures include adjusted EBITDA and adjusted EBITDA margin. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted diluted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans as further discussed below. Additionally, we have previously excluded certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future.

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
NON-GAAP ADJUSTMENTS
Non-Service Pension (Benefit)/Cost, Net
Effective beginning in the first quarter of fiscal year 2023, our adjusted EPS and the adjusted effective tax rate exclude the impact of non-service related components of net periodic benefit/cost for our defined benefit pension plans. The prior year non-GAAP financial measures presented below have been recast accordingly to conform to the fiscal year 2023 presentation. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as recent changes to the allocation of our pension plan assets associated with de-risking as well as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans.
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

	Three Months Ended 31 December
Q1 2023 vs. Q1 2022	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2023 GAAP	$652.0	$110.0	($0.6)	$136.4	$572.2	$2.57
2022 GAAP	523.0	147.8	22.6	113.3	560.4	2.52
$ Change GAAP						$0.05
% Change GAAP						2%

2023 GAAP	$652.0	$110.0	($0.6)	$136.4	$572.2	$2.57
Non-service pension (benefit) cost, net	—	—	19.5	4.9	14.6	0.07
2023 Non-GAAP ("Adjusted")	$652.0	$110.0	$18.9	$141.3	$586.8	$2.64

2022 GAAP	$523.0	$147.8	$22.6	$113.3	$560.4	$2.52
Non-service pension (benefit) cost, net	—	—	(12.0)	(2.9)	(9.1)	(0.04)
2022 Non-GAAP ("Adjusted")	$523.0	$147.8	$10.6	$110.4	$551.3	$2.48
$ Change Non-GAAP						$0.16
% Change Non-GAAP						6%

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN
We define adjusted EBITDA as net income less income from discontinued operations, net of tax, and excluding non-GAAP adjustments, which we do not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin provide useful metrics for management to assess operating performance. Margins are calculated independently for each period by dividing each line item by consolidated sales for the respective period and may not sum to total margin due to rounding.
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended
	31 December
	2022		2021
	$	Margin	$	Margin
Sales	$3,174.7		$2,994.2

Net income and net income margin	$583.8	18.4%	$549.6	18.4%
Add: Interest expense	41.2	1.3%	30.5	1.0%
Less: Other non-operating income (expense), net	(0.6)	—%	22.6	0.8%
Add: Income tax provision	136.4	4.3%	113.3	3.8%
Add: Depreciation and amortization	321.5	10.1%	332.3	11.1%
Adjusted EBITDA and adjusted EBITDA margin	$1,083.5	34.1%	$1,003.1	33.5%

Change GAAP
Net income $ change	$34.2
Net income % change	6%
Net income margin change	— bp
Change Non-GAAP
Adjusted EBITDA $ change	$80.4
Adjusted EBITDA % change	8%
Adjusted EBITDA margin change	60 bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin for the three months ended 31 December 2022 and 2021:

Americas

	Three Months Ended 31 December		Changes vs. Prior Year
	2022	2021	$	%/bp
Sales	$1,384.2	$1,224.1	$160.1	13%

Operating income	$343.0	$267.2	$75.8	28%
Operating margin	24.8%	21.8%		300 bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$343.0	$267.2
Add: Depreciation and amortization	156.0	155.3
Add: Equity affiliates' income	16.4	34.2
Adjusted EBITDA	$515.4	$456.7	$58.7	13%
Adjusted EBITDA margin	37.2%	37.3%		(10) bp

Asia

	Three Months Ended 31 December		Changes vs. Prior Year
	2022	2021	$	%/bp
Sales	$777.8	$780.4	($2.6)	—%

Operating income	$235.9	$221.1	$14.8	7%
Operating margin	30.3%	28.3%		200 bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$235.9	$221.1
Add: Depreciation and amortization	101.9	110.8
Add: Equity affiliates' income	7.4	6.6
Adjusted EBITDA	$345.2	$338.5	$6.7	2%
Adjusted EBITDA margin	44.4%	43.4%		100 bp
Europe

	Three Months Ended 31 December		Changes vs. Prior Year
	2022	2021	$	%/bp
Sales	$791.9	$744.2	$47.7	6%

Operating income	$145.8	$99.2	$46.6	47%
Operating margin	18.4%	13.3%		510	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$145.8	$99.2
Add: Depreciation and amortization	44.3	49.8
Add: Equity affiliates' income	17.7	13.9
Adjusted EBITDA	$207.8	$162.9	$44.9	28%
Adjusted EBITDA margin	26.2%	21.9%		430	bp

Middle East and India

	Three Months Ended 31 December		Changes vs. Prior Year
	2022	2021	$	%/bp
Sales	$41.4	$23.7	$17.7	75%

Operating income	$6.7	$4.8	$1.9	40%

Reconciliation of GAAP to Non-GAAP:
Operating income	$6.7	$4.8
Add: Depreciation and amortization	6.6	6.1
Add: Equity affiliates' income	64.1	92.3
Adjusted EBITDA	$77.4	$103.2	($25.8)	(25%)
Corporate and other

	Three Months Ended 31 December		Changes vs. Prior Year
	2022	2021	$	%/bp
Sales	$179.4	$221.8	($42.4)	(19%)

Operating loss	($79.4)	($69.3)	($10.1)	(15%)

Reconciliation of GAAP to Non-GAAP:
Operating loss	($79.4)	($69.3)
Add: Depreciation and amortization	12.7	10.3
Add: Equity affiliates' income	4.4	0.8
Adjusted EBITDA	($62.3)	($58.2)	($4.1)	(7%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 December
	2022	2021
Income tax provision	$136.4	$113.3
Income before taxes	720.2	662.9
Effective tax rate	18.9%	17.1%

Income tax provision	$136.4	$113.3
Non-service pension tax impact	4.9	(2.9)
Adjusted income tax provision	$141.3	$110.4

Income before taxes	$720.2	$662.9
Non-service pension (benefit) cost, net	19.5	(12.0)
Adjusted income before taxes	$739.7	$650.9
Adjusted effective tax rate	19.1%	17.0%

CAPITAL EXPENDITURES
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2022	2021
Cash used for investing activities	$256.2	$1,719.1
Proceeds from sale of assets and investments	4.0	1.1
Purchases of investments	(19.2)	(727.4)
Proceeds from investments	591.5	1,331.9
Other investing activities	1.7	6.4
Capital expenditures	$834.2	$2,331.1

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
As of 31 December 2022, we had $1,516.3 of foreign cash and cash items compared to total cash and cash items of $3,131.0. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Three Months Ended 31 December	2022	2021
Net income attributable to Air Products	$572.2	$560.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	321.5	332.3
Deferred income taxes	13.8	15.7
Distributed (Undistributed) earnings of equity method investments	17.2	(117.3)
Gain on sale of assets and investments	(2.3)	(0.8)
Share-based compensation	16.1	15.8
Noncurrent lease receivables	19.4	21.8
Other adjustments	99.0	(49.4)
Changes in working capital accounts	(337.6)	6.7
Cash Provided by Operating Activities	$719.3	$785.2

For the first three months of fiscal year 2023, cash provided by operating activities was $719.3. Distributed earnings of equity method investments reflect distributions in excess of earnings for the period of $17.2. Other adjustments of $99.0 primarily included adjustments for noncash currency impacts of intercompany balances. The working capital accounts were a use of cash of $337.6, primarily driven by $257.6 from payables and accrued liabilities and $102.8 from inventory. The use of cash within payables and accrued liabilities primarily resulted from the decrease in value of derivatives that hedge intercompany loans, payments for incentive compensation under the fiscal year 2022 plan and a reduction of liabilities associated with the purchase of natural gas.
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
Cash Flows From Investing Activities

Three Months Ended 31 December	2022	2021
Additions to plant and equipment, including long-term deposits	($834.2)	($663.8)
Acquisitions, less cash acquired	—	(34.6)
Investment in and advances to unconsolidated affiliates	—	(1,632.7)
Proceeds from sale of assets and investments	4.0	1.1
Purchases of investments	(19.2)	(727.4)
Proceeds from investments	591.5	1,331.9
Other investing activities	1.7	6.4
Cash Used for Investing Activities	($256.2)	($1,719.1)
For the first three months of fiscal year 2023, cash used for investing activities was $256.2. Capital expenditures for additions to plant and equipment, including long-term deposits, were $834.2. Proceeds from investments of $591.5 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $19.2.
For the first three months of fiscal year 2022, cash used for investing activities was $1,719.1. Capital expenditures primarily included $1,632.7 for investment in and advances to unconsolidated affiliates, as further discussed below. Proceeds from investments of $1,331.9 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $727.4.
Capital Expenditures
Capital expenditures is a non-GAAP financial measure that we define as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), and investment in and advances to unconsolidated affiliates. The components of our capital expenditures are detailed in the table below. We also present a reconciliation of our capital expenditures to cash used for investing activities on page 43.

	Three Months Ended
	31 December
	2022	2021
Additions to plant and equipment, including long-term deposits	$834.2	$663.8
Acquisitions, less cash acquired	—	34.6
Investment in and advances to unconsolidated affiliates	—	1,632.7
Capital Expenditures(A)	$834.2	$2,331.1
(A)Includes contributions from noncontrolling partners in consolidated subsidiaries, including investments associated with the Jazan gasification and power project as discussed below.

Capital expenditures for the first three months of fiscal year 2023 totaled $834.2 compared to $2,331.1 for the first three months of fiscal year 2022. The prior year included our initial investment of $1.6 billion in the JIGPC joint venture in the first quarter of fiscal year 2022. This investment included approximately $130 from the noncontrolling partner of Air Products Qudra. Refer to Note 5, Equity Affiliates, to the consolidated financial statements for additional information.
Subsequent Event
On 19 January 2023, we made an additional investment of $908 toward the second phase of the Jazan gasification and power project. This investment included $73 received from the noncontrolling partner of Air Products Qudra. We expect to complete a remaining investment of approximately $115, including approximately $9 from the non-controlling partner of Air Products Qudra, later this calendar year.
Outlook for Investing Activities
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
We expect capital expenditures for fiscal year 2023 to be approximately $5 to $5.5 billion.
Cash Flows From Financing Activities

Three Months Ended 31 December	2022	2021
Long-term debt proceeds	$476.3	$51.6
Payments on long-term debt	(195.9)	(400.0)
Net (decrease) increase in commercial paper and short-term borrowings	(4.1)	113.1
Dividends paid to shareholders	(359.4)	(332.1)
Proceeds from stock option exercises	14.0	13.3
Other financing activities	(16.5)	(31.0)
Cash Used for Financing Activities	($85.6)	($585.1)
For the first three months of fiscal year 2023, cash used for financing activities was $85.6. The use of cash was primarily driven by dividend payments to shareholders of $359.4 and payments on long-term debt of $195.9 partially offset by long-term debt proceeds of $476.3. Refer to the Credit Facilities section below and Note 9, Debt, to the consolidated financial statements for additional information.
For the first three months of fiscal year 2022, cash used for financing activities was $585.1. The use of cash was primarily driven by payments on long-term debt of $400.0 for the repayment of a 3.0% Senior Note and dividend payments to shareholders of $332.1. These uses of cash were partially offset by short-term borrowings and long-term debt proceeds of $113.1 and $51.6, respectively.
Financing and Capital Structure
Debt
Capital needs in the first three months of fiscal year 2023 were satisfied with our cash balance, cash from operations and long-term borrowings. Total debt increased from $7,644.8 as of 30 September 2022 to $8,057.8 as of 31 December 2022. Total debt includes related party debt of $791.5 and $781.0 as of 31 December 2022 and 30 September 2022, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 December 2022, we are in compliance with all of the financial and other covenants under our debt agreements.

Credit Facilities
We have a five-year $2,750 revolving credit agreement maturing 31 March 2026 with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 31 December 2022 and 30 September 2022, expressed as a percentage of total capitalization, was 35.7% and 35.8%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 31 December 2022.
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,319.5, of which $751.9 was borrowed and outstanding as of 31 December 2022. The amount borrowed and outstanding as of 30 September 2022 was $457.5. The increase from 30 September 2022 was driven by borrowings on a new variable-rate Saudi Riyal loan facility that matures in October 2026. The interest rate on the facility is based on the Saudi Arabian Interbank Offered Rate ("SAIBOR") plus an annual margin of 1.35%. We entered into this facility in October 2022 and utilized a portion of the proceeds to repay a variable-rate 4.10% Saudi Riyal Loan Facility of $195.6, which was presented within long-term debt on our consolidated balance sheet as of 30 September 2022.
Equity Securities
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares in the first three months of fiscal years 2023 or 2022. As of 31 December 2022, $485.3 in share repurchase authorization remained.
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
On 26 January 2023, the Board of Directors declared a quarterly dividend of $1.75 per share, representing an 8% increase, or $0.13 per share, from the prior quarterly dividend of $1.62 per share. The dividend is payable on 8 May 2023 to shareholders of record at the close of business on 3 April 2023. This is the 41st consecutive year that we have increased our quarterly dividend.

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
Net Periodic Cost/Benefit
The table below summarizes the components of net periodic cost/benefit for our U.S. and international defined benefit pension plans:

	Three Months Ended
	31 December
	2022	2021
Service cost	$6.0	$10.2
Non-service related cost (benefit)	19.5	(12.0)
Other	0.3	0.8
Net periodic cost (benefit)	$25.8	($1.0)
Net periodic cost was $25.8 for the first quarter of fiscal year 2023 versus a benefit of $1.0 in the prior year. The increased costs from the prior year were primarily attributable to higher non-service costs, which were driven by higher interest cost and lower expected returns on plan assets due to a smaller beginning balance of plan assets. Fiscal year 2023 non-service items also include a $1.9 curtailment gain for the write-off of prior service credits in an amended international defined benefit pension plan. Non-service related components of net periodic cost/benefit are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first quarter of fiscal years 2023 and 2022 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2022 and 2021, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $8.0 and $9.1, respectively.
Funding Outlook
Total contributions for fiscal year 2023 are expected to be approximately $25 to $35. During fiscal year 2022, total contributions were $44.7.

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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2022 Form 10-K. There have been no changes to our accounting policies or estimates during the first three months of fiscal year 2023 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2022 Form 10-K.
Our net financial instrument position increased from a liability of $6,898.6 at 30 September 2022 to a liability of $7,275.0 at 31 December 2022. The increase was primarily due to long-term debt proceeds net of repayments and the effect of a weaker U.S. Dollar on foreign currency-denominated debt.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 31 December 2022, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $354 and $364 in the net liability position of financial instruments at 31 December 2022 and 30 September 2022, respectively. A 100 bp decrease in market interest rates would result in an increase of $412 and $425 in the net liability position of financial instruments at 31 December 2022 and 30 September 2022, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2022.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 31 December 2022, with all other variable held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $188 and $165 in the net liability position of financial instruments at 31 December 2022 and 30 September 2022, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2022, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards.†

	10.2	Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards.†

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	2 February 2023