Form 10-Q
period 2023-06-30
Air Products & Chemicals, Inc.
filed 2023-08-03
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2023 was 222,148,761.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2023

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
•project delays, cost escalations, contract terminations, customer cancellations, or postponement of projects and sales;
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

FORWARD-LOOKING STATEMENTS (CONTINUED)
•risks relating to cybersecurity incidents, including risks from the interruption, failure or compromise of our information systems or those of our business partners or service providers;
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
•significant fluctuations in inflation, interest rates, and foreign currency exchange rates from those currently anticipated;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of U.S. Dollars, except for share and per share data)	2023	2022	2023	2022
Sales	$3,033.9	$3,189.3	$9,408.7	$9,128.6
Cost of sales	2,070.7	2,342.1	6,625.8	6,717.3
Selling and administrative expense	238.7	216.9	724.3	676.7
Research and development expense	29.3	24.8	80.9	71.8
Business and asset actions	59.0	—	244.6	—
Other income (expense), net	8.0	21.9	22.9	49.5
Operating Income	644.2	627.4	1,756.0	1,712.3
Equity affiliates' income	165.0	116.1	440.9	384.7
Interest expense	47.4	32.7	129.5	95.5
Other non-operating income (expense), net	(11.7)	10.5	(26.2)	42.2
Income Before Taxes	750.1	721.3	2,041.2	2,043.7
Income tax provision	139.6	134.2	397.0	370.2
Net Income	610.5	587.1	1,644.2	1,673.5
Net income attributable to noncontrolling interests	14.9	5.0	36.6	0.5
Net Income Attributable to Air Products	$595.6	$582.1	$1,607.6	$1,673.0

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$2.68	$2.62	$7.23	$7.54
Diluted earnings per share attributable to Air Products	$2.67	$2.62	$7.22	$7.52

Weighted Average Common Shares (in millions)
Basic	222.4	222.0	222.3	222.0
Diluted	222.8	222.5	222.7	222.5
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of U.S. Dollars)	2023	2022
Net Income	$610.5	$587.1
Other Comprehensive Loss, net of tax:
Translation adjustments, net of tax of ($5.0) and $27.7	(175.8)	(576.1)
Net gain (loss) on derivatives, net of tax of $5.8 and ($8.4)	40.8	(16.0)
Reclassification adjustments:
Derivatives, net of tax of ($7.6) and $3.7	(24.4)	11.4
Pension and postretirement benefits, net of tax of $4.6 and $5.7	13.5	17.5
Total Other Comprehensive Loss	(145.9)	(563.2)
Comprehensive Income	464.6	23.9
Net Income Attributable to Noncontrolling Interests	14.9	5.0
Other Comprehensive Loss Attributable to Noncontrolling Interests	(4.4)	(18.2)
Comprehensive Income Attributable to Air Products	$454.1	$37.1

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2023	2022
Net Income	$1,644.2	$1,673.5
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($53.6) and $44.5	384.8	(594.3)
Net gain (loss) on derivatives, net of tax of $43.4 and ($34.8)	147.2	(55.9)
Pension and postretirement benefits, net of tax of $2.4 and $—	6.7	—
Reclassification adjustments:
Currency translation adjustment	(0.3)	—
Derivatives, net of tax of ($27.4) and $18.4	(87.3)	56.1
Pension and postretirement benefits, net of tax of $13.0 and $16.6	39.8	49.4
Total Other Comprehensive Income (Loss)	490.9	(544.7)
Comprehensive Income	2,135.1	1,128.8
Net Income Attributable to Noncontrolling Interests	36.6	0.5
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	9.6	(10.0)
Comprehensive Income Attributable to Air Products	$2,088.9	$1,138.3
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of U.S. Dollars, except for share and per share data)	2023	2022
Assets
Current Assets
Cash and cash items	$1,637.7	$2,711.0
Short-term investments	268.7	590.7
Trade receivables, net	1,934.2	1,794.4
Inventories	663.9	514.2
Prepaid expenses	179.2	156.8
Other receivables and current assets	670.3	515.8
Total Current Assets	5,354.0	6,282.9
Investment in net assets of and advances to equity affiliates	4,493.5	3,353.8
Plant and equipment, at cost	31,715.5	28,160.1
Less: accumulated depreciation	15,202.7	13,999.6
Plant and equipment, net	16,512.8	14,160.5
Goodwill, net	891.6	823.0
Intangible assets, net	358.9	347.5
Operating lease right-of-use assets, net	970.8	694.8
Noncurrent lease receivables	520.0	583.1
Financing receivables	817.2	—
Other noncurrent assets	1,010.7	947.0
Total Noncurrent Assets	25,575.5	20,909.7
Total Assets(A)	$30,929.5	$27,192.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,062.2	$2,771.6
Accrued income taxes	108.8	135.2
Short-term borrowings	559.1	10.7
Current portion of long-term debt	217.6	548.3
Total Current Liabilities	3,947.7	3,465.8
Long-term debt	8,466.5	6,433.8
Long-term debt – related party	148.7	652.0
Noncurrent operating lease liabilities	635.5	592.1
Other noncurrent liabilities	1,144.6	1,099.1
Deferred income taxes	1,215.8	1,247.4
Total Noncurrent Liabilities	11,611.1	10,024.4
Total Liabilities(A)	15,558.8	13,490.2
Commitments and Contingencies - See Note 13
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2023 and 2022 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,176.9	1,141.4
Retained earnings	16,986.9	16,520.3
Accumulated other comprehensive loss	(2,304.8)	(2,786.1)
Treasury stock, at cost (2023 - 27,306,823 shares; 2022 - 27,616,888 shares)	(1,970.4)	(1,981.0)
Total Air Products Shareholders’ Equity	14,138.0	13,144.0
Noncontrolling Interests(A)	1,232.7	558.4
Total Equity	15,370.7	13,702.4
Total Liabilities and Equity	$30,929.5	$27,192.6
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $1,621.2 and $519.7 as of 30 June 2023 and 30 September 2022, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $496.6 and $506.8 as of 30 June 2023 and 30 September 2022, respectively. Refer to Note 3, Variable Interest Entities, for additional information.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2023	2022
Operating Activities
Net income	$1,644.2	$1,673.5
Less: Net income (loss) attributable to noncontrolling interests	36.6	0.5
Net income attributable to Air Products	1,607.6	1,673.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,001.0	1,005.4
Deferred income taxes	(14.1)	69.0
Business and asset actions	244.6	—
Undistributed earnings of equity method investments	(130.1)	(184.8)
Gain on sale of assets and investments	(5.2)	(21.4)
Share-based compensation	45.8	37.0
Noncurrent lease receivables	60.9	65.5
Other adjustments	152.3	(139.2)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(49.2)	(389.7)
Inventories	(133.5)	(80.8)
Other receivables	(98.5)	(22.8)
Payables and accrued liabilities	(375.4)	320.1
Other working capital	(102.8)	(118.1)
Cash Provided by Operating Activities	2,203.4	2,213.2
Investing Activities
Additions to plant and equipment, including long-term deposits	(3,163.5)	(2,139.1)
Acquisitions, less cash acquired	—	(65.1)
Investment in and advances to unconsolidated affiliates	(912.0)	(1,650.9)
Investment in financing receivables	(665.0)	—
Proceeds from sale of assets and investments	13.3	32.8
Purchases of investments	(443.4)	(1,247.9)
Proceeds from investments	766.0	2,219.2
Other investing activities	4.8	6.9
Cash Used for Investing Activities	(4,399.8)	(2,844.1)
Financing Activities
Long-term debt proceeds	2,116.3	357.0
Payments on long-term debt	(605.8)	(400.0)
Net increase in commercial paper and short-term borrowings	567.3	255.0
Dividends paid to shareholders	(1,107.9)	(1,023.9)
Proceeds from stock option exercises	19.5	16.3
Investments by noncontrolling interests	188.8	21.0
Other financing activities	(79.3)	(37.5)
Cash Provided by (Used for) Financing Activities	1,098.9	(812.1)
Effect of Exchange Rate Changes on Cash	24.2	(68.5)
Decrease in cash and cash items	(1,073.3)	(1,511.5)
Cash and cash items – Beginning of year	2,711.0	4,468.9
Cash and Cash Items – End of Period	$1,637.7	$2,957.4
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended 30 June 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	1,607.6	—	—	1,607.6	36.6	1,644.2
Other comprehensive income	—	—	—	481.3	—	481.3	9.6	490.9
Dividends on common stock (per share $5.12)	—	—	(1,137.3)	—	—	(1,137.3)	—	(1,137.3)
Dividends to noncontrolling interests	—	—	—	—	—	—	(7.9)	(7.9)
Share-based compensation	—	42.3	—	—	—	42.3	—	42.3
Issuance of treasury shares for stock option and award plans	—	(7.2)	—	—	10.6	3.4	—	3.4
Investments by noncontrolling interests(A)	—	—	—	—	—	—	636.1	636.1
Other equity transactions	—	0.4	(3.7)	—	—	(3.3)	(0.1)	(3.4)
Balance at 30 June 2023	$249.4	$1,176.9	$16,986.9	($2,304.8)	($1,970.4)	$14,138.0	$1,232.7	$15,370.7
(A)Reflects noncash activity related to the NEOM Green Hydrogen Company joint venture. Refer to Note 3, Variable Interest Entities, for additional information.

	Nine Months Ended 30 June 2022
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	1,673.0	—	—	1,673.0	0.5	1,673.5
Other comprehensive income	—	—	—	(534.7)	—	(534.7)	(10.0)	(544.7)
Dividends on common stock (per share $4.74)	—	—	(1,051.2)	—	—	(1,051.2)	—	(1,051.2)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Share-based compensation	—	35.6	—	—	—	35.6	—	35.6
Issuance of treasury shares for stock option and award plans	—	(20.9)	—	—	4.3	(16.6)	—	(16.6)
Investments by noncontrolling interests	—	—	—	—	—	—	33.0	33.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.3	(2.2)	—	—	(1.9)	2.9	1.0
Balance at 30 June 2022	$249.4	$1,130.8	$16,297.9	($2,050.6)	($1,983.6)	$13,643.9	$571.8	$14,215.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended 30 June 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 31 March 2023	$249.4	$1,163.4	$16,781.3	($2,163.3)	($1,972.5)	$14,058.3	$631.9	$14,690.2
Net income	—	—	595.6	—	—	595.6	14.9	610.5
Other comprehensive loss	—	—	—	(141.5)	—	(141.5)	(4.4)	(145.9)
Dividends on common stock (per share $1.75)	—	—	(388.8)	—	—	(388.8)	—	(388.8)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation	—	13.3	—	—	—	13.3	—	13.3
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	2.1	2.2	—	2.2
Investments by noncontrolling interests(A)	—	—	—	—	—	—	563.3	563.3
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—
Other equity transactions	—	0.1	(1.2)	—	—	(1.1)	29.3	28.2
Balance at 30 June 2023	$249.4	$1,176.9	$16,986.9	($2,304.8)	($1,970.4)	$14,138.0	$1,232.7	$15,370.7
(A)Reflects noncash activity related to the NEOM Green Hydrogen Company joint venture. Refer to Note 3, Variable Interest Entities, for additional information.

	Three Months Ended 30 June 2022
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
Major Accounting Policies
Refer to our 2022 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first nine months of fiscal year 2023.
Risks and Uncertainties
We are subject to various risks and uncertainties, including, but not limited to, those resulting from inflationary pressures. Our results of operations for the periods covered by this report were not materially impacted by these events; however, there is uncertainty regarding how these events and others may affect our business, results of operations, and overall financial performance.
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
Reference Rate Reform
In March 2020, the FASB issued an update to provide practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This update is primarily applicable to our contracts and hedging relationships that reference the London Inter-Bank Offered Rate ("LIBOR"). In December 2022, the FASB extended the date through which the amendments may be applied to impacted contracts and hedges to 31 December 2024. We amended our remaining interest rate swaps that referenced LIBOR to use a daily compounded Secured Overnight Financing Rate. There were no financial statement impacts from the amendment.

3. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of the NEOM Green Hydrogen Company joint venture ("NGHC"), which is a variable interest entity ("VIE") that is consolidated in our Middle East and India segment. We are not the primary beneficiary of any other material VIEs. We account for a VIE for which we exercise significant influence but are not the primary beneficiary, such as the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), as an equity method investment. For additional information on JIGPC, refer to Note 7, Equity Affiliates.
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets. For additional information on this joint venture, refer to the "NEOM Green Hydrogen Project" section that follows.

	30 June	30 September
	2023	2022
Assets
Cash and cash items	$87.8	$274.7
Trade receivables, net	—	1.3
Prepaid expenses	5.0	0.1
Other receivables and current assets	108.5	23.3
Total current assets	$201.3	$299.4
Plant and equipment, net	1,031.4	218.8
Operating lease right-of-use assets, net	226.8	—
Other noncurrent assets	161.7	1.5
Total noncurrent assets	$1,419.9	$220.3
Total assets	$1,621.2	$519.7

Liabilities
Payables and accrued liabilities	$474.7	$58.1
Accrued income taxes	0.1	—
Total current liabilities	$474.8	$58.1
Long-term debt – related party(A)	—	447.3
Noncurrent operating lease liabilities	17.9	—
Other noncurrent liabilities	2.6	1.4
Deferred income taxes	1.3	—
Total noncurrent liabilities	$21.8	$448.7
Total liabilities	$496.6	$506.8

Accumulated other comprehensive income	$4.0	$—
Noncontrolling interests(A)	605.1	30.0
(A)During the third quarter of fiscal year 2023, outstanding shareholder loans to NGHC were converted to equity in the entity. Accordingly, related party debt outstanding was reclassified to investments attributable to the noncontrolling partner of NGHC. This noncash activity is presented within “Investments by noncontrolling interests” on our consolidated statements of equity for the three and nine months ended 30 June 2023.

NEOM Green Hydrogen Project
In the fourth quarter of fiscal year 2020, we announced the NEOM Green Hydrogen Project (the "NEOM project”), a multi-billion dollar green hydrogen-based ammonia production facility that will be powered by renewable energy in the NEOM city of the Kingdom of Saudi Arabia. We, along with our joint venture partners, ACWA Power and NEOM Company, are equal owners in NGHC, which will develop, construct, own, operate, and finance the project.
During the third quarter of fiscal year 2022, we entered into an interim agreement with NGHC under which we commenced construction of the NEOM project. In addition, we executed an agreement with NGHC under which we will be the exclusive offtaker of green ammonia produced by the NEOM project under a long-term take-if-tendered agreement. In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the contractor and system integrator for the facility. The NEOM project is expected to be on-stream in 2026. We intend to transport green ammonia around the world to be dissociated to produce green hydrogen for transportation and industrial markets.
Air Products has one-third of the voting interests in the NGHC joint venture; however, substantially all the activities of the joint venture involve or are conducted on behalf of Air Products. Since we have disproportionately few voting rights relative to our economic interests in the joint venture, we determined that NGHC is a variable interest entity. In addition, we determined that we are the primary beneficiary of NGHC since we have the power to unilaterally direct certain significant activities, including key design and construction decisions, and we share power with our joint venture partners related to other activities that are significant to the economic performance of NGHC. Therefore, we consolidate NGHC within the Middle East and India segment.
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the project over the construction period. Under this financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. As of 30 June 2023, no borrowings were outstanding. However, we established an accrual of approximately $125 for financing fees that are eligible for deferral as a noncurrent asset on our balance sheet until borrowings are outstanding, at which time we will reclassify the unamortized balance as an offset to the debt. The recognition of deferred financing fees was a noncash transaction which had no impact on our consolidated statement of cash flows for the nine months ended 30 June 2023. In July 2023, the joint venture completed its first drawdown on the project financing of $1.3 billion.
As a condition of the project financing, Air Products issued performance guarantees that would require payment in the event of nonperformance in our role as EPC contractor. We estimate our maximum exposure to be approximately $1.2 billion, which will decline over time before expiring in November 2028.
The facility is being constructed on land owned by our joint venture partner, NEOM Company, for which NGHC signed a 50-year lease agreement. The land lease commenced during the third quarter of fiscal year 2023 due to completion of the project financing. Accordingly, we recorded an operating lease with a noncash right-of-use asset and corresponding liability of $223 for the lease, of which $209 is reflected within “Payables and accrued liabilities” for a lump-sum payment that we expect to complete in the fourth quarter of fiscal year 2023. Additional payments under the lease will occur after the first 30 years of the lease term.

4. BUSINESS AND ASSET ACTIONS
During the three and nine months ended 30 June 2023, we recorded charges of $59.0 ($51.2 attributable to Air Products after tax) and $244.6 ($204.9 attributable to Air Products after tax), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. These actions included position eliminations and restructuring of certain organizations globally as well as the exit from certain projects associated with our Asia and Europe segments that were previously under construction.
The charges for these periods, which were not recorded in segment results, included noncash charges of $32.0 and $217.6, respectively, to write-off certain assets, including those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country. The charge also included an expense of $27.0 recorded during the third quarter for severance and other benefits payable to approximately 450 employees. The table below summarizes the carrying amount of the accrual for unpaid benefits as of 30 June 2023, which we expect to substantially pay over the next twelve months.

Charge for severance and other benefits	$27.0
Cash expenditures	(2.3)
Amount reflected in "Payables and accrued liabilities" as of 30 June 2023	$24.7

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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the third quarter and first nine months of fiscal years 2023 and 2022. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 30 June 2023
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2023
On-site	$704.1	$496.8	$220.5	$16.9	$—	$1,438.3	47%
Merchant	556.6	326.1	486.1	22.8	—	1,391.6	46%
Sale of equipment	—	—	—	—	204.0	204.0	7%
Total	$1,260.7	$822.9	$706.6	$39.7	$204.0	$3,033.9	100%

	Three Months Ended 30 June 2022

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2022
On-site	$899.5	$446.2	$281.8	$18.8	$—	$1,646.3	51%
Merchant	516.8	305.2	457.8	16.6	—	1,296.4	41%
Sale of equipment	—	—	—	—	246.6	246.6	8%
Total	$1,416.3	$751.4	$739.6	$35.4	$246.6	$3,189.3	100%

	Nine Months Ended 30 June 2023
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2023
On-site	$2,351.8	$1,444.8	$808.0	$58.5	$—	$4,663.1	50%
Merchant	1,666.2	969.8	1,443.4	67.4	—	4,146.8	44%
Sale of Equipment	—	—	—	—	598.8	598.8	6%
Total	$4,018.0	$2,414.6	$2,251.4	$125.9	$598.8	$9,408.7	100%

	Nine Months Ended 30 June 2022

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2022
On-site	$2,432.1	$1,358.2	$899.4	$52.4	$—	$4,742.1	52%
Merchant	1,394.9	924.8	1,323.0	35.6	—	3,678.3	40%
Sale of Equipment	—	—	—	—	708.2	708.2	8%
Total	$3,827.0	$2,283.0	$2,222.4	$88.0	$708.2	$9,128.6	100%
Remaining Performance Obligations
As of 30 June 2023, the transaction price allocated to remaining performance obligations is estimated to be approximately $24 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2023	2022
Assets
Contract assets – current	Other receivables and current assets	$70.5	$69.0
Contract fulfillment costs – current	Other receivables and current assets	106.4	84.1
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$473.6	$439.1
Contract liabilities – noncurrent	Other noncurrent liabilities	132.1	67.2
Changes to our current contract balances primarily relate to our sale of equipment contracts. During the first nine months of fiscal year 2023, we recognized sales of approximately $250 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2022.

6. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2023	2022
Finished goods	$230.1	$162.0
Work in process	25.7	22.0
Raw materials, supplies, and other	408.1	330.2
Inventories	$663.9	$514.2

7. EQUITY AFFILIATES
Equity Affiliate Investment in Jazan Integrated Gasification and Power Company
On 27 October 2021, we made an initial investment of $1.6 billion to acquire a 55% ownership interest in the Jazan Integrated Gasification and Power Company ("JIGPC") joint venture, of which 4% is attributable to the noncontrolling partner of Air Products Qudra (“APQ”). We completed a second investment of $908 on 19 January 2023, which did not change our ownership interest. As of 30 June 2023, the carrying value of our investment totaled $2,756.8 and is presented as “Investments in net assets of and advances to equity affiliates” on our consolidated balance sheet. Our loss exposure is limited to our investment in the joint venture.
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
8. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2023 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net at 30 September 2022	$143.2	$172.7	$457.5	$15.8	$33.8	$823.0
Currency translation and other	8.3	0.7	59.5	—	0.1	68.6
Goodwill, net at 30 June 2023	$151.5	$173.4	$517.0	$15.8	$33.9	$891.6

	30 June	30 September
	2023	2022
Goodwill, gross	$1,222.8	$1,096.0
Accumulated impairment losses(A)	(331.2)	(273.0)
Goodwill, net	$891.6	$823.0
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2023 is 3.0 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2023		30 September 2022
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,208.1	0.6	$4,525.0	0.7
Net investment hedges	860.9	2.7	542.2	2.2
Not designated	608.0	0.3	534.3	0.3
Total Forward Exchange Contracts	$5,677.0	0.9	$5,601.5	0.8
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,942.2 million ($2,118.7) at 30 June 2023 and €1,265.4 million ($1,240.4) at 30 September 2022. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2023, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis. In May 2023, NGHC entered into floating-to-fixed interest rate swaps that are designated as cash flow hedges in connection with the non-recourse project financing secured by the joint venture. Refer to Note 3, Variable Interest Entities, for additional information.
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

The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2023				30 September 2022
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	Various	1.64%	4.2	$800.0	Various	1.64%	5.0
Interest rate swaps (cash flow hedge)	$1,006.7	2.82%	SOFR	22.3	$—	—%	—%	0.0
Cross currency interest rate swaps (net investment hedge)	$152.8	3.92%	3.02%	0.8	$176.7	4.12%	3.07%	1.2
Cross currency interest rate swaps (cash flow hedge)	$630.3	4.75%	3.05%	2.1	$785.7	4.78%	3.05%	2.3
Cross currency interest rate swaps (not designated)	$17.6	5.39%	3.54%	0.5	$37.7	5.39%	3.54%	1.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2023	2022	2023	2022
Long-term debt	$2,017.9	$2,012.9	($73.5)	($77.1)

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 June	30 September	Balance Sheet	30 June	30 September
	Location	2023	2022	Location	2023	2022
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$76.7	$71.6	Payables and accrued liabilities	$64.9	$226.2
Interest rate management contracts	Other receivables and current assets	15.9	36.7	Payables and accrued liabilities	0.2	—
Forward exchange contracts	Other noncurrent assets	13.5	60.8	Other noncurrent liabilities	21.1	46.9
Interest rate management contracts	Other noncurrent assets	25.1	12.5	Other noncurrent liabilities	82.6	91.2
Total Derivatives Designated as Hedging Instruments		$131.2	$181.6		$168.8	$364.3
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	5.7	6.1	Payables and accrued liabilities	5.5	2.1
Interest rate management contracts	Other receivables and current assets	1.3	—	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	—	0.1	Other noncurrent liabilities	—	0.1
Interest rate management contracts	Other noncurrent assets	—	1.3	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$7.0	$7.5		$5.5	$2.2
Total Derivatives		$138.2	$189.1		$174.3	$366.5
Refer to Note 10, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
Net Investment Hedging Relationships
Forward exchange contracts	($8.2)	$45.7	($70.6)	$56.0
Foreign currency debt	(14.2)	76.2	(165.1)	143.2
Cross currency interest rate swaps	4.4	13.1	(9.4)	3.4
Total Amount Recognized in OCI	(18.0)	135.0	(245.1)	202.6
Tax effects	4.4	(33.5)	60.2	(50.2)
Net Amount Recognized in OCI	($13.6)	$101.5	($184.9)	$152.4

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$2.6	($89.4)	$196.7	($152.9)
Forward exchange contracts, excluded components	(7.2)	1.8	(18.7)	1.1
Other(A)	51.2	63.2	12.6	61.1
Total Amount Recognized in OCI	46.6	(24.4)	190.6	(90.7)
Tax effects	(5.8)	8.4	(43.4)	34.8
Net Amount Recognized in OCI	$40.8	($16.0)	$147.2	($55.9)
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022	2023	2022	2023	2022
Total presented in consolidated income statements that includes effects of hedging below	$3,033.9	$3,189.3	$2,070.7	$2,342.1	$47.4	$32.7	($11.7)	$10.5

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.1)	$—	$0.4	$1.7	$—	$—	($10.1)	$69.9
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	4.4	1.8
Other:
Amount reclassified from OCI into income	—	—	—	—	1.4	1.5	(28.0)	(59.8)
Total (Gain) Loss Reclassified from OCI to Income	(0.1)	—	0.4	1.7	1.4	1.5	(33.7)	11.9
Tax effects	—	—	(0.1)	(0.4)	(0.4)	(0.5)	8.1	(2.8)
Net (Gain) Loss Reclassified from OCI to Income	($0.1)	$—	$0.3	$1.3	$1.0	$1.0	($25.6)	$9.1

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($13.6)	($20.9)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	13.6	20.9	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022	2023	2022	2023	2022
Total presented in consolidated income statements that includes effects of hedging below	$9,408.7	$9,128.6	$6,625.8	$6,717.3	$129.5	$95.5	($26.2)	$42.2

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$—	$0.7	$4.0	$2.0	$—	$—	($134.0)	$110.8
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	9.7	4.2
Other:
Amount reclassified from OCI into income	—	—	—	—	4.2	4.4	1.4	(47.6)
Total (Gain) Loss Reclassified from OCI to Income	—	0.7	4.0	2.0	4.2	4.4	(122.9)	67.4
Tax effects	—	(0.2)	(0.9)	(0.5)	(1.5)	(1.6)	29.8	(16.1)
Net (Gain) Loss Reclassified from OCI to Income	$—	$0.5	$3.1	$1.5	$2.7	$2.8	($93.1)	$51.3

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$3.6	($45.4)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(3.6)	45.4	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—
The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$0.2	($1.9)	$0.7	($0.5)
Other	—	—	(1.0)	(0.3)
Total (Gain) Loss Recognized in Income	$0.2	($1.9)	($0.3)	($0.8)

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$1.5	($0.5)	($2.0)	($1.8)
Other	—	—	0.9	(0.1)
Total (Gain) Loss Recognized in Income	$1.5	($0.5)	($1.1)	($1.9)

The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2023 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $113.8 and $114.8 as of 30 June 2023 and 30 September 2022, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s or Moody’s. The collateral that the counterparties would be required to post was $50.0 and $62.8 as of 30 June 2023 and 30 September 2022, respectively. No financial institution is required to post collateral at this time as all have credit ratings at or above threshold.
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
The carrying values and fair values of financial instruments were as follows:

	30 June 2023		30 September 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$95.9	$95.9	$138.6	$138.6
Interest rate management contracts	42.3	42.3	50.5	50.5
Liabilities
Derivatives
Forward exchange contracts	$91.5	$91.5	$275.3	$275.3
Interest rate management contracts	82.8	82.8	91.2	91.2
Long-term debt, including current portion and related party	8,832.8	8,084.2	7,634.1	6,721.2
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2023				30 September 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$95.9	$—	$95.9	$—	$138.6	$—	$138.6	$—
Interest rate management contracts	42.3	—	42.3	—	50.5	—	50.5	—
Total Assets at Fair Value	$138.2	$—	$138.2	$—	$189.1	$—	$189.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$91.5	$—	$91.5	$—	$275.3	$—	$275.3	$—
Interest rate management contracts	82.8	—	82.8	—	91.2	—	91.2	—
Total Liabilities at Fair Value	$174.3	$—	$174.3	$—	$366.5	$—	$366.5	$—

11. DEBT
Green Financing
On 3 March 2023, we issued our inaugural multi-currency green bonds under our new Green Finance Framework, which was established to further align our financings with our sustainability strategy. The offering included U.S. Dollar- and Euro-denominated fixed-rate notes with aggregate principal amounts of $600 and €700 million, respectively. The proceeds from these notes were reduced by deferred financing charges and discounts of approximately $15, which are being amortized over the life of the underlying bonds.
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
The interest rate, maturity, and carrying amount as of 30 June 2023 for each of the notes issued under our Green Finance Framework are summarized in the table below:

	Fiscal Year Maturities	30 June 2023
Payable in U.S. Dollars
Note 4.800%	2033	$600.0
Payable in Euros
Eurobonds 4.000%	2035	763.6
Total		$1,363.6
NEOM Green Hydrogen Project Financing
Refer to Note 3, Variable Interest Entities, for information regarding non-recourse project financing secured by the NGHC joint venture for construction of the NEOM Green Hydrogen project. As of 30 June 2023, no borrowings were outstanding under this arrangement.
Related Party Debt
Our related party debt includes loans with our joint venture partners. Total debt owed to related parties was $327.3 and $781.0 as of 30 June 2023 and 30 September 2022, respectively, of which $178.7 and $129.0, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. During the third quarter of fiscal year 2023, outstanding shareholder loans to the NGHC joint venture were converted to equity in the entity. The remaining related party debt balance as of 30 June 2023 primarily includes a loan with Lu’An Clean Energy Company.
Other
We have credit facilities available to certain of our foreign subsidiaries totaling $1,621.8, of which $1,031.1 was borrowed and outstanding as of 30 June 2023. The amount borrowed and outstanding as of 30 September 2022 was $457.5. The increase from 30 September 2022 was driven by borrowings on a new variable-rate Saudi Riyal loan facility that matures in October 2026. The interest rate on the facility is based on the Saudi Arabian Interbank Offered Rate ("SAIBOR") plus an annual margin of 1.35%. We entered into this facility in October 2022 and utilized a portion of the proceeds to repay a variable-rate 4.10% Saudi Riyal Loan Facility of $195.6, which was presented within long-term debt on our consolidated balance sheet as of 30 September 2022.

12. RETIREMENT BENEFITS
The components of net periodic cost (benefit) for our defined benefit pension plans for the three and nine months ended 30 June 2023 and 2022 were as follows:

	Pension Benefits
	2023			2022
Three Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$2.7	$3.0	$5.7	$4.6	$5.3	$9.9
Non-service cost (benefit):
Interest cost	32.5	15.2	47.7	18.4	7.1	25.5
Expected return on plan assets	(31.7)	(12.6)	(44.3)	(42.0)	(16.6)	(58.6)
Prior service cost amortization	0.3	—	0.3	0.3	—	0.3
Actuarial loss amortization	14.9	3.1	18.0	16.6	3.6	20.2
Settlements	—	0.3	0.3	3.1	—	3.1
Other	—	0.2	0.2	—	0.2	0.2
Net Periodic Cost (Benefit)	$18.7	$9.2	$27.9	$1.0	($0.4)	$0.6

	Pension Benefits
	2023			2022
Nine Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$8.2	$9.3	$17.5	$13.8	$16.5	$30.3
Non-service cost (benefit):
Interest cost	97.5	44.5	142.0	55.2	22.3	77.5
Expected return on plan assets	(95.3)	(36.6)	(131.9)	(126.2)	(51.9)	(178.1)
Prior service cost amortization	0.9	0.1	1.0	0.9	—	0.9
Actuarial loss amortization	44.7	9.1	53.8	49.9	11.3	61.2
Settlements	0.9	0.5	1.4	4.9	0.2	5.1
Curtailments	—	(1.9)	(1.9)	—	—	—
Other	—	0.7	0.7	—	1.2	1.2
Net Periodic Cost (Benefit)	$56.9	$25.7	$82.6	($1.5)	($0.4)	($1.9)
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2023 and 2022 were not material. The non-service related impacts, including pension settlement losses and curtailment gains, are presented outside operating income within "Other non-operating income (expense), net."
For the nine months ended 30 June 2023 and 2022, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $22.0 and $31.7, respectively. Total contributions for fiscal year 2023 are expected to be approximately $25 to $35. During fiscal year 2022, total contributions were $44.7.
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
During the three and nine months ended 30 June 2023, we recognized actuarial gain amortization of $0.5 and $1.5, respectively, for our other postretirement benefits plan. During the three and nine months ended 30 June 2022, we recognized actuarial gain amortization of $0.4 and $1.2, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $37 at 30 June 2023) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $37 at 30 June 2023) plus interest accrued thereon until final disposition of the proceedings.
Additionally, in April 2023, we received a favorable ruling from a Texas state court in litigation involving disputed energy management charges related to Winter Storm Uri, a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. The ruling is subject to appeal and had no impact on our consolidated financial statements for the three and nine months ended 30 June 2023.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 27 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2023 and 30 September 2022 included an accrual of $66.9 and $71.3, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $66 to a reasonably possible upper exposure of $80 as of 30 June 2023.
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

Pace
At 30 June 2023, $37.6 of the environmental accrual was related to the Pace facility.
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
We have implemented many of the remedial corrective measures at the Pace facility required under 1995 Consent Orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remediate groundwater. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and have completed additional field work during 2021 to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system has been initiated in fiscal year 2023 with construction to begin thereafter in fiscal years 2024 and 2025. In the first quarter of 2015, we entered into a new Consent Order with the FDEP requiring us to continue our remediation efforts at the Pace facility, along with the completion of a cost review every 5 years.
Piedmont
At 30 June 2023, $5.6 of the environmental accrual was related to the Piedmont site.
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

Pasadena
At 30 June 2023, $10.5 of the environmental accrual was related to the Pasadena site.
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
14. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the nine months ended 30 June 2023, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 June 2023, there were 1.2 million shares available for future grant under our Long-Term Incentive Plan ("LTIP").

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
Before-tax share-based compensation cost	$14.5	$10.7	$46.9	$38.0
Income tax benefit	(3.5)	(2.6)	(11.4)	(9.3)
After-tax share-based compensation cost	$11.0	$8.1	$35.5	$28.7
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2023 and 2022 was not material.
Deferred Stock Units
During the nine months ended 30 June 2023, we granted 85,612 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2022 and ending 30 September 2025, conditioned on the level of our total shareholder return in relation to a defined peer group over the three-year performance period.
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
In addition, during the nine months ended 30 June 2023, we granted 116,255 time-based deferred stock units at a weighted average grant-date fair value of $309.41.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2023:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2023	($26.5)	($1,527.9)	($608.9)	($2,163.3)
Other comprehensive income (loss) before reclassifications	40.8	(175.8)	—	(135.0)
Amounts reclassified from AOCL	(24.4)	—	13.5	(10.9)
Net current period other comprehensive income (loss)	16.4	(175.8)	13.5	(145.9)
Amount attributable to noncontrolling interests	11.4	(15.9)	0.1	(4.4)
Balance at 30 June 2023	($21.5)	($1,687.8)	($595.5)	($2,304.8)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2022	($71.9)	($2,072.4)	($641.8)	($2,786.1)
Other comprehensive income before reclassifications	147.2	384.8	6.7	538.7
Amounts reclassified from AOCL	(87.3)	(0.3)	39.8	(47.8)
Net current period other comprehensive income	59.9	384.5	46.5	490.9
Amount attributable to noncontrolling interests	9.5	(0.1)	0.2	9.6
Balance at 30 June 2023	($21.5)	($1,687.8)	($595.5)	($2,304.8)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	($0.1)	$—	$—	$0.5
Cost of sales	0.3	1.3	3.1	1.5
Interest expense	1.0	1.0	2.7	2.8
Other non-operating income (expense), net	(25.6)	9.1	(93.1)	51.3
Total (Gain) Loss on Cash Flow Hedges, net of tax	($24.4)	$11.4	($87.3)	$56.1

Currency Translation Adjustment
Business and asset actions	$—	$—	($0.3)	$—

Pension and Postretirement Benefits, net of tax(A)	$13.5	$17.5	$39.8	$49.4
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 12, Retirement Benefits, for additional information.

16. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
Numerator
Net income attributable to Air Products	$595.6	$582.1	$1,607.6	$1,673.0

Denominator (in millions)
Weighted average common shares — Basic	222.4	222.0	222.3	222.0
Effect of dilutive securities
Employee stock option and other award plans	0.4	0.5	0.4	0.5
Weighted average common shares — Diluted	222.8	222.5	222.7	222.5

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$2.68	$2.62	$7.23	$7.54
Diluted EPS attributable to Air Products	$2.67	$2.62	$7.22	$7.52
For the three and nine months ended 30 June 2023 and 2022, there were no antidilutive outstanding share-based awards.
17. INCOME TAXES
Effective Tax Rate
Our effective tax rate was 18.6% and 19.4% for the three and nine months ended 30 June 2023, respectively, and 18.6% and 18.1% for the three and nine months ended 30 June 2022, respectively.
During the first nine months of fiscal year 2023, we recorded a charge for business and asset actions of $244.6 ($204.9 attributable to Air Products after tax). Refer to Note 4, Business and Asset Actions, for additional information. The charge included certain losses for which we could not recognize an income tax benefit and were subject to a valuation allowance of $36.0. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary.
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $487.6 and $341.3 for the nine months ended 30 June 2023 and 2022, respectively.

18. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $105 and $290 for the three and nine months ended 30 June 2023, respectively, and approximately $75 and $200 for the three and nine months ended 30 June 2022, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2023 and 30 September 2022, our consolidated balance sheets included related party trade receivables of approximately $255 and $55, respectively.
Refer to Note 11, Debt, for information concerning debt owed to related parties.
Uzbekistan Asset Purchase
On 25 May 2023, we entered into an investment agreement with the Government of the Republic of Uzbekistan and Uzbekneftegaz JSC (“UNG”) to purchase a natural gas-to-syngas processing facility in Qashqadaryo Province, Uzbekistan, for $1 billion. Under the agreement, Air Products will acquire, own, and operate the facility and supply all offtake products to UNG under a 15-year on-site contract, with UNG supplying the feedstock natural gas and utilities.
We are accounting for the transaction as a financing arrangement because UNG has the right to reacquire the facility at the end of the contract term. Accordingly, progress payments of approximately $800, of which $600 was completed during the third quarter of fiscal year 2023, are reflected within "Financing Receivables" on our consolidated balance sheet as of 30 June 2023. The progress payments made during the third quarter are reflected within “Investment in financing receivables” on our consolidated statement of cash flows. We will complete our investment prior to facility on-stream, which is expected in 2024.
Changes in Estimates
Changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates that unfavorably impacted operating income by approximately $45 and $105 for the three and nine months ended 30 June 2023, respectively, and approximately $30 in the first nine months of fiscal year 2022.
Lessee Accounting
During the nine months ended 30 June 2023, we recorded noncash right-of-use asset additions of approximately $320, including a land lease associated with the NGHC joint venture. Refer to Note 3, Variable Interest Entities, for additional information.

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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 30 June 2023
Sales	$1,260.7	$822.9	$706.6	$39.7	$204.0	$3,033.9	(A)
Operating income (loss)	374.8	240.8	176.1	5.8	(94.3)	703.2	(B)
Depreciation and amortization	163.1	108.3	48.6	7.0	12.9	339.9
Equity affiliates' income	29.9	7.5	28.8	95.5	3.3	165.0
Three Months Ended 30 June 2022
Sales	$1,416.3	$751.4	$739.6	$35.4	$246.6	$3,189.3	(A)
Operating income (loss)	298.9	210.6	137.4	6.9	(26.4)	627.4	(B)
Depreciation and amortization	160.5	107.6	48.9	6.8	13.4	337.2
Equity affiliates' income	21.4	5.7	20.6	67.2	1.2	116.1
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliation to Consolidated Results section below.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Nine Months Ended 30 June 2023
Sales	$4,018.0	$2,414.6	$2,251.4	$125.9	$598.8	$9,408.7	(A)
Operating income (loss)	1,042.0	709.7	495.1	13.8	(260.0)	2,000.6	(B)
Depreciation and amortization	480.8	320.2	141.2	20.2	38.6	1,001.0
Equity affiliates' income	74.4	22.2	76.0	258.5	9.8	440.9
Nine Months Ended 30 June 2022
Sales	$3,827.0	$2,283.0	$2,222.4	$88.0	$708.2	$9,128.6	(A)
Operating income (loss)	841.6	635.3	353.0	16.5	(134.1)	1,712.3	(B)
Depreciation and amortization	469.5	330.2	149.0	19.8	36.9	1,005.4
Equity affiliates' income	75.7	18.5	57.8	230.6	2.1	384.7

Total Assets
30 June 2023	$9,547.9	$7,216.5	$4,597.0	$5,182.2	$4,385.9	$30,929.5
30 September 2022	8,237.7	6,968.7	3,645.1	2,980.7	5,360.4	27,192.6
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliation to Consolidated Results section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the tables above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2023	2022	2023	2022
Total	$703.2	$627.4	$2,000.6	$1,712.3
Business and asset actions	(59.0)	—	(244.6)	—
Consolidated Operating Income	$644.2	$627.4	$1,756.0	$1,712.3

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
Comparisons of our results of operations and liquidity and capital resources are for the third quarter and first nine months of fiscal year 2023 versus ("vs.") the third quarter and first nine months of fiscal year 2022, respectively. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K for the fiscal year ended 30 September 2022 (the "2022 Form 10-K"), which was filed with the SEC on 22 November 2022.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted" or "non-GAAP" basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 51.
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

THIRD QUARTER 2023 VS. THIRD QUARTER 2022
THIRD QUARTER 2023 IN SUMMARY
•Sales of $3,033.9 decreased 5%, or $155.4, as higher pricing of 4% and higher volumes of 3% were more than offset by lower energy cost pass-through to customers of 11% and an unfavorable impact from currency of 1%.
•Operating income of $644.2 increased 3%, or $16.8, as our pricing actions and higher volumes more than offset higher costs, a charge of $59.0 for business and asset actions, and unfavorable currency. Operating margin of 21.2% increased 150 basis points ("bp") primarily due to the impact of our pricing actions.
•Equity affiliates' income of $165.0 increased 42%, or $48.9, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023, as well as higher income from our affiliates in Mexico and Italy.
•Net income of $610.5 increased 4%, or $23.4, as the impact of our pricing actions and higher equity affiliates' income were partially offset by the charge for business and asset actions, higher non-service pension costs, and higher other costs. Net income margin of 20.1% increased 170 bp.
•Adjusted EBITDA of $1,208.1 increased 12%, or $127.4, and adjusted EBITDA margin of 39.8% increased 590 bp.
•Diluted EPS of $2.67 increased 2%, or $0.05 per share, and included unfavorable impacts from business and asset actions as well as non-service related pension costs. Adjusted diluted EPS of $2.98 increased 16%, or $0.40 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	30 June		Increase
	2023	2022	(Decrease)
Diluted EPS	$2.67	$2.62	$0.05

Operating Impacts
Underlying business
Volume			0.09
Price, net of variable costs			0.52
Other costs			(0.27)
Currency			(0.06)
Business and asset actions			(0.23)
Total operating impacts			$0.05

Other Impacts
Equity affiliates' income			$0.18
Interest expense			(0.05)
Other non-operating income/expense, net, excluding discrete item below			0.03
Non-service pension cost/benefit, net			(0.10)
Noncontrolling interests			(0.04)
Total other impacts			$0.02
Total change in diluted EPS			$0.05
% Change from prior year			2%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the third quarter of fiscal years 2023 and 2022:

	Three Months Ended
	30 June		Increase
	2023	2022	(Decrease)
Diluted EPS	$2.67	$2.62	$0.05
Business and asset actions	0.23	—	0.23
Non-service pension cost (benefit), net	0.07	(0.03)	0.10
Adjusted Diluted EPS	$2.98	$2.58	$0.40
% Change from prior year			16%

THIRD QUARTER 2023 RESULTS OF OPERATIONS
Discussion of Third Quarter Consolidated Results

	Three Months Ended
	30 June		Changes
	2023	2022	$	%/bp
GAAP Measures
Sales	$3,033.9	$3,189.3	($155.4)	(5%)
Operating income	644.2	627.4	16.8	3%
Operating margin	21.2%	19.7%		150	bp
Equity affiliates’ income	$165.0	$116.1	$48.9	42%
Net income	610.5	587.1	23.4	4%
Net income margin	20.1%	18.4%		170	bp
Non-GAAP Measures
Adjusted EBITDA	$1,208.1	$1,080.7	$127.4	12%
Adjusted EBITDA margin	39.8%	33.9%		590	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	3%
Price	4%
Energy cost pass-through to customers	(11%)
Currency	(1%)
Total consolidated sales change	(5%)
Sales of $3,033.9 decreased 5%, or $155.4, as lower energy cost pass-through to customers of 11% and an unfavorable impact from currency of 1% were partially offset by higher pricing of 4% and higher volumes of 3%. Lower energy cost pass-through to our on-site customers was driven by lower natural gas prices in the Americas and Europe segments. Pricing actions in our merchant business to recover higher costs improved sales across each of our regional segments. The volume improvement was primarily attributable to our on-site business in the Americas and Asia segments.
Cost of Sales and Gross Margin
Cost of sales of $2,070.7 decreased 12%, or $271.4, due to lower energy cost pass-through to customers of $356 and a favorable impact from currency of $25, partially offset by higher costs associated with sales volumes of $88 and unfavorable other costs of $22, which were driven by inflation and project development activities. Gross margin of 31.7% increased 510 bp from 26.6% in the prior year, primarily due to positive impacts from lower energy cost pass-through to customers as well as our pricing actions.
Selling and Administrative Expense
Selling and administrative expense of $238.7 increased 10%, or $21.8, primarily due to additional costs to support growth, higher incentive compensation, and inflation. Selling and administrative expense as a percentage of sales increased to 7.9% from 6.8% in the prior year.
Research and Development Expense
Research and development expense of $29.3 increased 18%, or $4.5. Research and development expense as a percentage of sales increased to 1.0% from 0.8% in the prior year.

Business and Asset Actions
Our consolidated income statement for the three months ended 30 June 2023 reflects a charge of $59.0 ($51.2 attributable to Air Products after tax, or $0.23 per share) for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. The charge, which was not recorded in segment results, included a noncash charge of $32.0 to write off assets related to our exit from certain projects previously under construction as well as an expense of $27.0 for severance and other benefits payable to approximately 450 employees as a result of position eliminations and the restructuring of certain organizations. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $8.0 decreased 63%, or $13.9, primarily due to lower income from the sale of assets and an unfavorable foreign exchange impact.
Operating Income and Operating Margin
Operating income of $644.2 increased 3%, or $16.8, as positive pricing, net of power and fuel costs, of $142 and higher volumes of $24 were partially offset by higher costs of $74, a charge of $59 for business and asset actions, and an unfavorable currency impact of $16. The higher costs were driven by inflation as well as project development and other costs related to the execution of our growth strategy. Operating margin of 21.2% increased 150 bp from 19.7% in the prior year primarily due to our pricing actions and lower energy cost-pass through, partially offset by higher costs.
Equity Affiliates' Income
Equity affiliates' income of $165.0 increased 42%, or $48.9, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023, as well as higher income from our affiliates in Mexico and Italy.
Interest Expense

	Three Months Ended
	30 June
	2023	2022
Interest incurred	$77.8	$42.0
Less: Capitalized interest	30.4	9.3
Interest expense	$47.4	$32.7
Interest incurred increased 85%, or $35.8, driven by a higher average interest rate on variable-rate instruments in our debt portfolio as well as a higher debt balance from the U.S. Dollar- and Euro-denominated fixed-rate notes issued in March 2023 under our new Green Finance Framework. Capitalized interest increased $21.1 due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating expense was $11.7 versus income of $10.5 in the prior year primarily due to higher non-service pension costs in 2023, which were driven by higher interest cost and lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan. This impact was partially offset by higher interest income on cash and cash items due to higher interest rates.
Net Income and Net Income Margin
Net income of $610.5 increased 4%, or $23.4, as higher pricing, net of power and fuel costs, and higher equity affiliates' income were partially offset by the charge for business and asset actions, higher non-service pension costs, and higher other costs. Net income margin of 20.1% increased 170 bp, which also included a positive impact from lower energy cost pass-through.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,208.1 increased 12%, or $127.4, as higher pricing, net of power and fuel costs, and higher equity affiliates' income were partially offset by higher costs. Adjusted EBITDA margin of 39.8% increased 590 bp, which also included a positive impact from lower energy cost pass-through.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within "Income Before Taxes" on our consolidated income statements. Our effective tax rate was 18.6% for both the three months ended 30 June 2023 and 2022. Our adjusted effective tax rate, which does not include the impact of our business and asset actions or non-service pension costs, was 18.4% and 18.5% for the three months ended 30 June 2023 and 2022, respectively.
Discussion of Third Quarter Results by Business Segment
Americas

	Three Months Ended
	30 June		Changes
	2023	2022	$	%/bp
Sales	$1,260.7	$1,416.3	($155.6)	(11%)
Operating income	374.8	298.9	75.9	25%
Operating margin	29.7%	21.1%		860	bp
Equity affiliates’ income	$29.9	$21.4	$8.5	40%
Adjusted EBITDA	567.8	480.8	87.0	18%
Adjusted EBITDA margin	45.0%	33.9%		1,110	bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	6%
Price	4%
Energy cost pass-through to customers	(21%)
Currency	—%
Total Americas sales change	(11%)

Sales of $1,260.7 decreased 11%, or $155.6, due to lower energy cost pass-through to customers of 21%, partially offset by higher volumes of 6% and higher pricing of 4%. Lower energy cost pass-through to our on-site customers was driven by lower natural gas prices. The volume improvement was primarily attributable to our on-site business, which benefited from higher demand for hydrogen. Additionally, we recovered higher costs in our merchant business through continued focus on pricing actions. Currency was flat versus the prior year.
Operating income of $374.8 increased 25%, or $75.9, primarily due to positive pricing, net of power and fuel costs, of $68 and favorable volumes of $29, partially offset by higher costs of $20 driven by inflation and planned maintenance. Operating margin of 29.7% increased 860 bp from 21.1% in the prior year, primarily due to lower energy cost pass-through to customers and the pricing improvement, partially offset by the impact of higher costs.
Equity affiliates’ income of $29.9 increased 40%, or $8.5, driven by our Mexico affiliate.

Asia

	Three Months Ended
	30 June		Changes
	2023	2022	$		%/bp
Sales	$822.9	$751.4	$71.5		10%
Operating income	240.8	210.6	30.2		14%
Operating margin	29.3%	28.0%		130	bp
Equity affiliates’ income	$7.5	$5.7	$1.8		32%
Adjusted EBITDA	356.6	323.9	32.7		10%
Adjusted EBITDA margin	43.3%	43.1%			20 bp
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	8%
Price	4%
Energy cost pass-through to customers	3%
Currency	(5%)
Total Asia sales change	10%

Sales of $822.9 increased 10%, or $71.5, due to higher volumes of 8%, higher pricing of 4%, and higher energy cost pass-through to customers of 3%, partially offset by an unfavorable impact from currency of 5%. The volume improvement was primarily driven by our on-site business, including new plants brought on-stream. Higher power costs across the region were recovered by our merchant pricing actions. In our on-site business, the higher power costs increased energy cost pass-through to our customers. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chinese Renminbi, New Taiwan Dollar, and South Korean Won.
Operating income of $240.8 increased 14%, or $30.2, due to higher volumes of $29 and positive pricing, net of power and fuel costs, of $16, partially offset by unfavorable currency impacts of $10 and higher costs of $5. Operating margin of 29.3% increased 130 bp from 28.0% in the prior year due to the volume improvement and positive pricing, partially offset by higher costs.
Equity affiliates’ income of $7.5 increased 32%, or $1.8.

Europe

	Three Months Ended
	30 June		Changes
	2023	2022	$	%/bp
Sales	$706.6	$739.6	($33.0)	(4%)
Operating income	176.1	137.4	38.7	28%
Operating margin	24.9%	18.6%		630	bp
Equity affiliates’ income	$28.8	$20.6	$8.2	40%
Adjusted EBITDA	253.5	206.9	46.6	23%
Adjusted EBITDA margin	35.9%	28.0%		790	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	6%
Energy cost pass-through to customers	(13%)
Currency	2%
Total Europe sales change	(4%)

Sales of $706.6 decreased 4%, or $33.0, due to lower energy cost pass-through to customers of 13%, partially offset by higher pricing of 6%, a favorable impact from currency of 2%, and higher volumes of 1%. We recovered higher costs in our merchant business through continued focus on pricing actions. Currency positively impacted sales due to the weakening of the U.S. Dollar against the Euro. Higher volumes in our on-site business driven by improvement in hydrogen were mostly offset by weaker demand for merchant products. Energy cost pass-through to our on-site customers was lower, reflecting lower natural gas prices across the region.
Operating income of $176.1 increased 28%, or $38.7, primarily due to higher pricing, net of power and fuel costs, of $57 and higher volumes of $13, partially offset by higher costs of $33 driven by inflation and higher incentive compensation. Operating margin of 24.9% increased 630 bp from 18.6% in the prior year primarily due to the pricing improvement and lower energy cost pass-through to customers.
Equity affiliates’ income of $28.8 increased 40%, or $8.2, driven by an affiliate in Italy.
Middle East and India

	Three Months Ended
	30 June		Changes
	2023	2022	$	%
Sales	$39.7	$35.4	$4.3	12%
Operating income	5.8	6.9	(1.1)	(16%)
Equity affiliates' income	95.5	67.2	28.3	42%
Adjusted EBITDA	108.3	80.9	27.4	34%

Sales of $39.7 increased 12%, or $4.3, primarily due to higher merchant volumes. Despite higher sales, operating income of $5.8 decreased 16%, or $1.1, primarily due to higher business development costs. Equity affiliates' income of $95.5 increased 42%, or $28.3, due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023.

Corporate and other

	Three Months Ended
	30 June		Changes
	2023	2022	$	%
Sales	$204.0	$246.6	($42.6)	(17%)
Operating loss	(94.3)	(26.4)	(67.9)	(257%)
Adjusted EBITDA	(78.1)	(11.8)	(66.3)	(562%)

Sales of $204.0 decreased 17%, or $42.6, and operating loss of $94.3 increased $67.9, primarily due to lower project activity in our sale of equipment business. Our Corporate and other segment also incurs costs to provide corporate support functions and global management activities that benefit all segments, which have increased to support our growth strategy.

FIRST NINE MONTHS 2023 VS. FIRST NINE MONTHS 2022
FIRST NINE MONTHS 2023 IN SUMMARY
•Sales of $9,408.7 increased 3%, or $280.1, as higher pricing of 6% and higher volumes of 4% were partially offset by an unfavorable impact from currency of 4% and lower energy cost pass-through to customers of 3%.
•Operating income of $1,756.0 increased 3%, or $43.7, as our pricing actions and higher volumes were partially offset by a charge of $244.6 for business and asset actions, higher other costs, and unfavorable currency. Despite higher operating income, operating margin of 18.7% decreased 10 bp as the impact of our pricing actions was offset by the charge for business and asset actions and higher other costs.
•Equity affiliates' income of $440.9 increased 15%, or $56.2, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023, as well as higher income from our affiliate in Italy. These impacts were partially offset by the prior year recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs.
•Net income of $1,644.2 decreased 2%, or $29.3, primarily due to the charge for business and asset actions, higher non-service pension costs, and higher other costs, partially offset by higher pricing, net of power and fuel costs. Net income margin of 17.5% decreased 80 bp.
•Adjusted EBITDA of $3,442.5 increased 11%, or $340.1, and adjusted EBITDA margin of 36.6% increased 260 bp.
•Diluted EPS of $7.22 decreased 4%, or $0.30 per share, and included unfavorable impacts from business and asset actions as well as non-service related pension costs. Adjusted diluted EPS of $8.36 increased 13%, or $0.95 per share. A summary table of changes in diluted EPS is presented below.
•In January 2023, the Board of Directors declared a quarterly dividend of $1.75 per share, representing an 8% increase, or $0.13 per share, from the prior quarterly dividend of $1.62 per share. This is the 41st consecutive year that we have increased our quarterly dividend.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Nine Months Ended
	30 June		Increase
	2023	2022	(Decrease)
Diluted EPS	$7.22	$7.52	($0.30)

Operating Impacts
Underlying business
Volume			$0.24
Price, net of variable costs			1.95
Other costs			(0.83)
Currency			(0.30)
Business and asset actions			(0.92)
Total operating impacts			$0.14
Other Impacts
Equity affiliates' income			$0.21
Interest expense			(0.13)
Other non-operating income/expense, net, excluding discrete item below			0.11
Non-service pension cost/benefit, net			(0.33)
Change in effective tax rate			(0.11)
Noncontrolling interests			(0.18)
Weighted average diluted shares			(0.01)
Total other impacts			($0.44)
Total change in diluted EPS			($0.30)
% Change from prior year			(4%)
Upon completion of the first phase of the Jazan gasification and power project in the first quarter of fiscal year 2022, we recognized a net benefit from the recognition of previously deferred profits, net of other project finalization costs, related to the Jazan Gas Project Company joint venture within "Equity affiliates' income." Our noncontrolling partner's share of the project finalization costs favorably impacted EPS within "Noncontrolling interests." Diluted earnings per share for the first nine months of fiscal year 2022 reflects a total net benefit from this event of approximately $0.20 per share.
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first nine months of fiscal years 2023 and 2022:

	Nine Months Ended
	30 June		Increase
	2023	2022	(Decrease)
Diluted EPS	$7.22	$7.52	($0.30)
Business and asset actions	0.92	—	0.92
Non-service pension cost (benefit), net	0.22	(0.11)	0.33
Adjusted Diluted EPS	$8.36	$7.41	$0.95
% Change from prior year			13%

FIRST NINE MONTHS 2023 RESULTS OF OPERATIONS
Discussion of First Nine Months Consolidated Results

	Nine Months Ended
	30 June		Changes
	2023	2022	$	%/bp
GAAP Measures
Sales	$9,408.7	$9,128.6	$280.1	3%
Operating income	1,756.0	1,712.3	43.7	3%
Operating margin	18.7%	18.8%		(10)	bp
Equity affiliates’ income	$440.9	$384.7	$56.2	15%
Net income	1,644.2	1,673.5	(29.3)	(2%)
Net income margin	17.5%	18.3%		(80)	bp
Non-GAAP Measures
Adjusted EBITDA	$3,442.5	$3,102.4	$340.1	11%
Adjusted EBITDA margin	36.6%	34.0%		260	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Sales % Change from Prior Year
Volume	4%
Price	6%
Energy cost pass-through to customers	(3%)
Currency	(4%)
Total Consolidated Sales Change	3%
Sales of $9,408.7 increased 3%, or $280.1, as higher pricing of 6% and higher volumes of 4% were partially offset by an unfavorable impact from currency of 4% and lower energy cost pass-through to customers of 3%. Pricing actions to recover higher costs in our merchant business improved sales across each of our regional segments, primarily in the Americas and Europe. Higher volumes were driven by our on-site business, partially offset by lower sale of equipment project activity. Currency was unfavorable as the U.S. Dollar strengthened against most major currencies.
Cost of Sales and Gross Margin
Cost of sales of $6,625.8 decreased 1%, or $91.5, due to lower energy cost pass-through to customers of $316 and a favorable impact from currency of $246, partially offset by higher costs associated with sales volumes of $291 and unfavorable other costs of $180, which were driven by inflation, power for our merchant business, project development activities, and planned maintenance. Gross margin of 29.6% increased 320 bp from 26.4% in the prior year, primarily due to the positive impact of our pricing actions and lower energy cost pass-through to customers, partially offset by the unfavorable costs.
Selling and Administrative Expense
Selling and administrative expense of $724.3 increased 7%, or $47.6, primarily due to higher incentive compensation, inflation, and additional costs to support growth, partially offset by a favorable impact from currency. Selling and administrative expense as a percentage of sales increased to 7.7% from 7.4% in the prior year.
Research and Development Expense
Research and development expense of $80.9 increased 13%, or $9.1. Research and development expense as a percentage of sales increased to 0.9% from 0.8% in the prior year.

Business and Asset Actions
Our consolidated income statement for the nine months ended 30 June 2023 reflects a charge of $244.6 ($204.9 attributable to Air Products after tax, or $0.92 per share) for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. The charge, which was not recorded in segment results, included a noncash charge of $217.6 to write off assets related to our exit from certain projects previously under construction as well as an expense of $27.0 for severance and other benefits payable to approximately 450 employees as a result of position eliminations and the restructuring of certain organizations. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $22.9 decreased 54%, or $26.6, primarily due to lower income from the sale of assets and an unfavorable foreign exchange impact.
Operating Income and Operating Margin
Operating income of $1,756.0 increased 3%, or $43.7, as positive pricing, net of power and fuel costs, of $531 and higher volumes of $65 were partially offset by a charge of $245 for business and asset actions, higher other costs of $225, and an unfavorable currency impact of $82. Higher other costs were driven by inflation, planned maintenance, and incentive compensation, as well as project development and other costs related to the execution of our growth strategy. Despite higher operating income, operating margin of 18.7% decreased 10 bp as the impact of our pricing actions was offset by the charge for business and asset actions and higher other costs.
Equity Affiliates' Income
Equity affiliates' income of $440.9 increased 15%, or $56.2, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023, as well as higher income from our affiliate in Italy. These impacts were partially offset by the prior year recognition of the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs.
Interest Expense

	Nine Months Ended
	30 June
	2023	2022
Interest incurred	$198.2	$123.4
Less: Capitalized interest	68.7	27.9
Interest expense	$129.5	$95.5
Interest incurred increased 61%, or $74.8, driven by a higher average interest rate on variable-rate instruments in our debt portfolio as well as a higher debt balance from U.S. Dollar- and Euro-denominated fixed-rate notes issued in March 2023 under our new Green Finance Framework. Capitalized interest increased $40.8 due to a higher carrying value of projects under construction.
Other Non-Operating Income (Expense), net
Other non-operating expense was $26.2 versus income of $42.2 in the prior year primarily due to higher non-service pension costs in 2023, which were driven by higher interest cost and lower expected returns on plan assets for the U.S. salaried pension plan and the U.K. pension plan. This impact was partially offset by higher interest income on cash and cash items due to higher interest rates.
Net Income and Net Income Margin
Net income of $1,644.2 decreased 2%, or $29.3, primarily due to the charge for business and asset actions, higher non-service pension costs, and higher other costs, partially offset by higher pricing, net of power and fuel costs. Net income margin of 17.5% decreased 80 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $3,442.5 increased 11%, or $340.1, primarily due to higher pricing, net of power and fuel costs, partially offset by higher costs. Adjusted EBITDA margin of 36.6% increased 260 bp.

Effective Tax Rate
Our effective tax rate was 19.4% and 18.1% for the nine months ended 30 June 2023 and 2022, respectively.
During the first nine months of fiscal year 2023, we recorded a charge for business and asset actions of $244.6 ($204.9 attributable to Air Products after tax). Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information. The charge included certain losses for which we could not recognize an income tax benefit and were subject to a valuation allowance of $36.0. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary.
Our effective tax rate for the current year was higher due to lower excess tax benefits on share-based compensation and the discrete tax impact of our business and asset actions discussed above. In addition, certain recurring income tax benefits had a lower impact on our effective tax rate in the current year as they did not increase in proportion to the increase to income. Our current rate is also higher due to nonrecurring benefits in several foreign jurisdictions due to the impact of tax rate changes and productivity credit claims in the prior year.
Our adjusted effective tax rate, which does not include the impact of our business and asset actions discussed above, was 19.1% and 18.0% for the nine months ended 30 June 2023 and 2022, respectively.
Discussion of First Nine Months Results by Business Segment
Americas

	Nine Months Ended
	30 June		Changes
	2023	2022	$		%/bp
Sales	$4,018.0	$3,827.0	$191.0		5%
Operating income	1,042.0	841.6	200.4		24%
Operating margin	25.9%	22.0%		390	bp
Equity affiliates’ income	$74.4	$75.7	($1.3)		(2%)
Adjusted EBITDA	1,597.2	1,386.8	210.4		15%
Adjusted EBITDA margin	39.8%	36.2%			360 bp

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	7%
Price	7%
Energy cost pass-through to customers	(8%)
Currency	(1%)
Total Americas sales change	5%

Sales of $4,018.0 increased 5%, or $191.0, due to higher volumes of 7% and higher pricing of 7%, partially offset by lower energy cost pass-through to customers of 8% and an unfavorable currency impact of 1%. The volume improvement was primarily attributable to our on-site business, including better demand for hydrogen. Additionally, we recovered higher costs in our merchant business through continued focus on pricing actions. Energy cost pass-through to our on-site customers was lower driven by lower natural gas prices.
Operating income of $1,042.0 increased 24%, or $200.4, due to positive pricing, net of power and fuel costs, of $244 and favorable volumes of $58, partially offset by higher costs of $95 and an unfavorable currency impact of $7. Higher costs were driven by inflation, planned maintenance, and higher incentive compensation. Operating margin of 25.9% increased 390 bp from 22.0% in the prior year, primarily due to the pricing improvement and lower energy cost pass-through to customers, partially offset by the impact of higher costs.
Equity affiliates’ income of $74.4 decreased 2%, or $1.3.

Asia

	Nine Months Ended
	30 June		Changes
	2023	2022	$	%/bp
Sales	$2,414.6	$2,283.0	$131.6	6%
Operating income	709.7	635.3	74.4	12%
Operating margin	29.4%	27.8%		160	bp
Equity affiliates’ income	$22.2	$18.5	$3.7	20%
Adjusted EBITDA	1,052.1	984.0	68.1	7%
Adjusted EBITDA margin	43.6%	43.1%		50	bp
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	7%
Price	3%
Energy cost pass-through to customers	3%
Currency	(7%)
Total Asia sales change	6%
Sales of $2,414.6 increased 6%, or $131.6, due to higher volumes of 7%, higher pricing of 3%, and higher energy cost pass-through to customers of 3%, partially offset by an unfavorable currency impact of 7%. The volume improvement was primarily driven by our on-site business, including several traditional industrial gas plants that were brought on-stream across the region. Higher power costs across the region were recovered by our merchant pricing actions. In our on-site business, the higher power costs increased energy cost pass-through to our customers. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chinese Renminbi and the South Korean Won.
Operating income of $709.7 increased 12%, or $74.4, due to higher volumes of $83 and positive pricing, net of power and fuel costs, of $56, partially offset by an unfavorable currency impact of $48 and higher costs of $17 driven by project development, higher planned maintenance, and inflation. Operating margin of 29.4% increased 160 bp from 27.8% in the prior year due to the volume improvement and positive pricing, partially offset by higher costs.
Equity affiliates’ income of $22.2 increased 20%, or $3.7.

Europe

	Nine Months Ended
	30 June		Changes
	2023	2022	$	%/bp
Sales	$2,251.4	$2,222.4	$29.0	1%
Operating income	495.1	353.0	142.1	40%
Operating margin	22.0%	15.9%		610	bp
Equity affiliates’ income	$76.0	$57.8	$18.2	31%
Adjusted EBITDA	712.3	559.8	152.5	27%
Adjusted EBITDA margin	31.6%	25.2%		640	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(1%)
Price	10%
Energy cost pass-through to customers	(3%)
Currency	(5%)
Total Europe sales change	1%

Sales of $2,251.4 increased 1%, or $29.0, due to higher pricing of 10%, partially offset by an unfavorable impact from currency of 5%, lower energy cost pass-through to customers of 3%, and lower volumes of 1%. We recovered higher costs in our merchant business through continued focus on pricing actions. Currency negatively impacted sales due to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling. Energy cost pass-through to our on-site customers was lower, reflecting lower natural gas prices across the region. Volumes declined slightly as lower demand for merchant products was partially offset by improvement in hydrogen in our on-site business.
Operating income of $495.1 increased 40%, or $142.1, as higher pricing, net of power and fuel costs, of $224 was partially offset by higher costs of $58 driven by inflation, higher incentive compensation, and planned maintenance, an unfavorable currency impact of $18, and lower volumes of $6. Operating margin of 22.0% increased 610 bp from 15.9% in the prior year primarily due to the pricing improvement, partially offset by higher costs.
Equity affiliates’ income of $76.0 increased 31%, or $18.2, driven by an affiliate in Italy.
Middle East and India

	Nine Months Ended
	30 June		Changes
	2023	2022	$	%
Sales	$125.9	$88.0	$37.9	43%
Operating income	13.8	16.5	(2.7)	(16%)
Equity affiliates' income	258.5	230.6	27.9	12%
Adjusted EBITDA	292.5	266.9	25.6	10%

Sales of $125.9 increased 43%, or $37.9, driven by higher merchant volumes. Despite higher sales, operating income of $13.8 decreased 16%, or $2.7, primarily due to higher costs for business development and planned maintenance. Equity affiliates' income of $258.5 increased 12%, or $27.9. In January 2023, we made an additional investment in the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project. The resulting higher contribution from JIGPC was partially offset by a prior year net benefit recognized for the remaining deferred profit associated with air separation units previously sold to Jazan Gas Project Company, net of other project finalization costs.

Corporate and other

	Nine Months Ended
	30 June		Changes
	2023	2022	$	%
Sales	$598.8	$708.2	($109.4)	(15%)
Operating loss	(260.0)	(134.1)	(125.9)	(94%)
Adjusted EBITDA	(211.6)	(95.1)	(116.5)	(123%)

Sales of $598.8 decreased 15%, or $109.4, and operating loss of $260.0 increased $125.9, primarily due to lower project activity in our sale of equipment business. Our Corporate and other segment also incurs costs to provide corporate support functions and global management activities that benefit all segments, which have increased to support our growth strategy.

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

	Three Months Ended 30 June
Q3 2023 vs. Q3 2022	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
Q3 2023 GAAP	$644.2	$165.0	($11.7)	$139.6	$595.6	$2.67
Q3 2022 GAAP	627.4	116.1	10.5	134.2	582.1	2.62
$ Change GAAP						$0.05
% Change GAAP						2%

Q3 2023 GAAP	$644.2	$165.0	($11.7)	$139.6	$595.6	$2.67
Business and asset actions	59.0	—	—	7.8	51.2	0.23
Non-service pension cost, net	—	—	22.0	5.4	16.6	0.07
Q3 2023 Non-GAAP ("Adjusted")	$703.2	$165.0	$10.3	$152.8	$663.4	$2.98

Q3 2022 GAAP	$627.4	$116.1	$10.5	$134.2	$582.1	$2.62
Non-service pension benefit, net	—	—	(9.5)	(2.3)	(7.2)	(0.03)
Q3 2022 Non-GAAP ("Adjusted")	$627.4	$116.1	$1.0	$131.9	$574.9	$2.58
$ Change Non-GAAP ("Adjusted")						$0.40
% Change Non-GAAP ("Adjusted")						16%

	Nine Months Ended 30 June
2023 vs. 2022	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2023 GAAP	$1,756.0	$440.9	($26.2)	$397.0	$1,607.6	$7.22
2022 GAAP	1,712.3	384.7	42.2	370.2	1,673.0	7.52
$ Change GAAP						($0.30)
% Change GAAP						(4%)

2023 GAAP	$1,756.0	$440.9	($26.2)	$397.0	$1,607.6	$7.22
Business and asset actions(A)	244.6	—	—	34.7	204.9	0.92
Non-service pension cost, net	—	—	64.4	16.0	48.4	0.22
2023 Non-GAAP ("Adjusted")	$2,000.6	$440.9	$38.2	$447.7	$1,860.9	$8.36

2022 GAAP	$1,712.3	$384.7	$42.2	$370.2	$1,673.0	$7.52
Non-service pension benefit, net	—	—	(33.4)	(8.1)	(25.3)	(0.11)
2022 Non-GAAP ("Adjusted")	$1,712.3	$384.7	$8.8	$362.1	$1,647.7	$7.41
$ Change Non-GAAP ("Adjusted")						$0.95
% Change Non-GAAP ("Adjusted")						13%

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
The tables below present consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended 30 June				Nine Months Ended 30 June
	2023		2022		2023		2022
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$3,033.9		$3,189.3		$9,408.7		$9,128.6

Net income and net income margin	$610.5	20.1%	$587.1	18.4%	$1,644.2	17.5%	$1,673.5	18.3%
Add: Interest expense	47.4	1.6%	32.7	1.0%	129.5	1.4%	95.5	1.0%
Less: Other non-operating income (expense), net	(11.7)	(0.4%)	10.5	0.3%	(26.2)	(0.3%)	42.2	0.5%
Add: Income tax provision	139.6	4.6%	134.2	4.2%	397.0	4.2%	370.2	4.1%
Add: Depreciation and amortization	339.9	11.2%	337.2	10.6%	1,001.0	10.6%	1,005.4	11.0%
Add: Business and asset actions	59.0	1.9%	—	—%	244.6	2.6%	—	—%
Adjusted EBITDA and adjusted EBITDA margin	$1,208.1	39.8%	$1,080.7	33.9%	$3,442.5	36.6%	$3,102.4	34.0%

Change GAAP
Net income $ change	$23.4				($29.3)
Net income % change	4%				(2%)
Net income margin change	170 bp				(80) bp
Change Non-GAAP
Adjusted EBITDA $ change	$127.4				$340.1
Adjusted EBITDA % change	12%				11%
Adjusted EBITDA margin change	590 bp				260 bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended 30 June 2023 and 2022:

Americas

	Three Months Ended					Nine Months Ended
	30 June		Changes vs. Prior Year			30 June		Changes vs. Prior Year
	2023	2022	$	%/bp		2023	2022	$	%/bp
Sales	$1,260.7	$1,416.3	($155.6)	(11%)		$4,018.0	$3,827.0	$191.0	5%

Operating income	$374.8	$298.9	$75.9	25%		$1,042.0	$841.6	$200.4	24%
Operating margin	29.7%	21.1%		860	bp	25.9%	22.0%		390	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$374.8	$298.9				$1,042.0	$841.6
Add: Depreciation and amortization	163.1	160.5				480.8	469.5
Add: Equity affiliates' income	29.9	21.4				74.4	75.7
Adjusted EBITDA	$567.8	$480.8	$87.0	18%		$1,597.2	$1,386.8	$210.4	15%
Adjusted EBITDA margin	45.0%	33.9%		1,110	bp	39.8%	36.2%		360	bp

Asia

	Three Months Ended					Nine Months Ended
	30 June		Changes vs. Prior Year			30 June		Changes vs. Prior Year
	2023	2022	$	%/bp		2023	2022	$	%/bp
Sales	$822.9	$751.4	$71.5	10%		$2,414.6	$2,283.0	$131.6	6%

Operating income	$240.8	$210.6	$30.2	14%		$709.7	$635.3	$74.4	12%
Operating margin	29.3%	28.0%		130	bp	29.4%	27.8%		160	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$240.8	$210.6				$709.7	$635.3
Add: Depreciation and amortization	108.3	107.6				320.2	330.2
Add: Equity affiliates' income	7.5	5.7				22.2	18.5
Adjusted EBITDA	$356.6	$323.9	$32.7	10%		$1,052.1	$984.0	$68.1	7%
Adjusted EBITDA margin	43.3%	43.1%		20	bp	43.6%	43.1%		50	bp

Europe

	Three Months Ended					Nine Months Ended
	30 June		Changes vs. Prior Year			30 June		Changes vs. Prior Year
	2023	2022	$	%/bp		2023	2022	$	%/bp
Sales	$706.6	$739.6	($33.0)	(4%)		$2,251.4	$2,222.4	$29.0	1%

Operating income	$176.1	$137.4	$38.7	28%		$495.1	$353.0	$142.1	40%
Operating margin	24.9%	18.6%		630	bp	22.0%	15.9%		610	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$176.1	$137.4				$495.1	$353.0
Add: Depreciation and amortization	48.6	48.9				141.2	149.0
Add: Equity affiliates' income	28.8	20.6				76.0	57.8
Adjusted EBITDA	$253.5	$206.9	$46.6	23%		$712.3	$559.8	$152.5	27%
Adjusted EBITDA margin	35.9%	28.0%		790	bp	31.6%	25.2%		640	bp

Middle East and India

	Three Months Ended				Nine Months Ended
	30 June		Changes vs. Prior Year		30 June		Changes vs. Prior Year
	2023	2022	$	%/bp	2023	2022	$	%/bp
Sales	$39.7	$35.4	$4.3	12%	$125.9	$88.0	$37.9	43%

Operating income	$5.8	$6.9	($1.1)	(16%)	$13.8	$16.5	($2.7)	(16%)

Reconciliation of GAAP to Non-GAAP:
Operating income	$5.8	$6.9			$13.8	$16.5
Add: Depreciation and amortization	7.0	6.8			20.2	19.8
Add: Equity affiliates' income	95.5	67.2			258.5	230.6
Adjusted EBITDA	$108.3	$80.9	$27.4	34%	$292.5	$266.9	$25.6	10%

Corporate and other

	Three Months Ended				Nine Months Ended
	30 June		Changes vs. Prior Year		30 June		Changes vs. Prior Year
	2023	2022	$	%/bp	2023	2022	$	%/bp
Sales	$204.0	$246.6	($42.6)	(17%)	$598.8	$708.2	($109.4)	(15%)

Operating loss	($94.3)	($26.4)	($67.9)	(257%)	($260.0)	($134.1)	($125.9)	(94%)

Reconciliation of GAAP to Non-GAAP:
Operating loss	($94.3)	($26.4)			($260.0)	($134.1)
Add: Depreciation and amortization	12.9	13.4			38.6	36.9
Add: Equity affiliates' income	3.3	1.2			9.8	2.1
Adjusted EBITDA	($78.1)	($11.8)	($66.3)	(562%)	($211.6)	($95.1)	($116.5)	(123%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2023	2022	2023	2022
Income tax provision	$139.6	$134.2	$397.0	$370.2
Income before taxes	750.1	721.3	2,041.2	2,043.7
Effective tax rate	18.6%	18.6%	19.4%	18.1%

Income tax provision	$139.6	$134.2	$397.0	$370.2
Business and asset actions	7.8	—	34.7	—
Non-service pension tax impact	5.4	(2.3)	16.0	(8.1)
Adjusted income tax provision	$152.8	$131.9	$447.7	$362.1

Income before taxes	$750.1	$721.3	$2,041.2	$2,043.7
Business and asset actions	59.0	—	244.6	—
Non-service pension cost (benefit), net	22.0	(9.5)	64.4	(33.4)
Adjusted income before taxes	$831.1	$711.8	$2,350.2	$2,010.3
Adjusted effective tax rate	18.4%	18.5%	19.1%	18.0%

CAPITAL EXPENDITURES
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), investment in and advances to unconsolidated affiliates, and investment in financing receivables on our consolidated statement of cash flows. Beginning in fiscal year 2023, we adjust capital expenditures to exclude NEOM Green Hydrogen Company (“NGHC”) spending reflected in “Additions to plant and equipment, including long-term deposits” that is ultimately funded through our joint venture partners' equity contributions to NGHC as well as non-recourse project financing obtained by NGHC. We believe adjusting for NGHC expenditures not funded by Air Products' equity to arrive at capital expenditures provides users of our financial statements with a better understanding of the investment on which we expect to make a return.
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2023	2022
Cash used for investing activities	$4,399.8	$2,844.1
Proceeds from sale of assets and investments	13.3	32.8
Purchases of investments	(443.4)	(1,247.9)
Proceeds from investments	766.0	2,219.2
Other investing activities	4.8	6.9
NGHC expenditures not funded by Air Products' equity	(656.0)	—
Capital expenditures	$4,084.5	$3,855.1

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
As of 30 June 2023, we had $1,533.4 of foreign cash and cash items compared to total cash and cash items of $1,637.7. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Nine Months Ended 30 June	2023	2022
Net income attributable to Air Products	$1,607.6	$1,673.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,001.0	1,005.4
Deferred income taxes	(14.1)	69.0
Business and asset actions	244.6	—
Undistributed earnings of equity method investments	(130.1)	(184.8)
Gain on sale of assets and investments	(5.2)	(21.4)
Share-based compensation	45.8	37.0
Noncurrent lease receivables	60.9	65.5
Other adjustments	152.3	(139.2)
Changes in working capital accounts	(759.4)	(291.3)
Cash Provided by Operating Activities	$2,203.4	$2,213.2
For the first nine months of fiscal year 2023, cash provided by operating activities was $2,203.4. Business and asset actions of $244.6 includes noncash charges to write off assets related to our exit from certain projects previously under construction as well as an expense for severance and other benefits. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information. Other adjustments of $152.3 primarily included adjustments for noncash currency impacts of intercompany balances. The working capital accounts were a use of cash of $759.4, primarily driven by $375.4 from payables and accrued liabilities, $133.5 from inventories, $98.5 from other receivables, $102.8 from other working capital, and $49.2 from trade receivables, less allowances. The use of cash within payables and accrued liabilities primarily resulted from the impact of lower prices for the purchase of natural gas, a decrease in value of derivatives that hedge intercompany loans, and payments for incentive compensation under the fiscal year 2022 plan. The use of cash within inventories primarily relates to purchases of helium. The use of cash within other working capital primarily relates to the timing of income tax payments. The use of cash within trade receivables primarily relates to the timing of milestone invoices on sale of equipment projects.

For the first nine months of fiscal year 2022, cash provided by operating activities was $2,213.2. The working capital accounts were a use of cash of $291.3, primarily driven by a use of cash of $389.7 from trade receivables, less allowances, $118.1 from other working capital, and $80.8 from inventory partially offset by a source of cash of $320.1 from payables and accrued liabilities. The use of cash within trade receivables includes the impacts of higher underlying sales and higher natural gas costs passed through to our on-site customers. The source of cash within payables and accrued liabilities primarily resulted from customer advances for sale of equipment projects and higher natural gas costs. The use of cash within other working capital primarily relates to contract fulfillment costs and the timing of income tax payments.
Cash Flows From Investing Activities

Nine Months Ended 30 June	2023	2022
Additions to plant and equipment, including long-term deposits	($3,163.5)	($2,139.1)
Acquisitions, less cash acquired	—	(65.1)
Investment in and advances to unconsolidated affiliates	(912.0)	(1,650.9)
Investment in financing receivables	(665.0)	—
Proceeds from sale of assets and investments	13.3	32.8
Purchases of investments	(443.4)	(1,247.9)
Proceeds from investments	766.0	2,219.2
Other investing activities	4.8	6.9
Cash Used for Investing Activities	($4,399.8)	($2,844.1)
For the first nine months of fiscal year 2023, cash used for investing activities was $4,399.8. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $3,163.5, investment in and advances to unconsolidated affiliates of $912.0, and an investment in financing receivables of $665.0. Refer to the Capital Expenditures section below for further detail. Proceeds from investments of $766.0 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $443.4.
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
Capital Expenditures
We define capital expenditures as cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), investment in and advances to unconsolidated affiliates, and investment in financing receivables on our consolidated statement of cash flows. Beginning in fiscal year 2023, we adjust capital expenditures to exclude NEOM Green Hydrogen Company (“NGHC”) spending reflected in “Additions to plant and equipment, including long-term deposits” that is ultimately funded through our joint venture partners' equity contributions to NGHC as well as non-recourse project financing obtained by NGHC. The components of our capital expenditures are detailed in the table below. We also present a reconciliation of our capital expenditures to cash used for investing activities on page 57.

	Nine Months Ended
	30 June
	2023	2022
Additions to plant and equipment, including long-term deposits	$3,163.5	$2,139.1
Acquisitions, less cash acquired	—	65.1
Investment in and advances to unconsolidated affiliates	912.0	1,650.9
Investment in financing receivables	665.0	—
NGHC expenditures not funded by Air Products' equity	(656.0)	—
Capital Expenditures	$4,084.5	$3,855.1

Capital expenditures for the first nine months of fiscal year 2023 totaled $4,084.5 compared to $3,855.1 for the first nine months of fiscal year 2022. The prior year included our initial investment of $1.6 billion in JIGPC, which included approximately $130 from a noncontrolling partner in one of our subsidiaries, in the first quarter of fiscal year 2022. In the second quarter of fiscal year 2023, we made an additional investment of $908 toward the second phase of the Jazan gasification and power project. This investment included $73 received from our noncontrolling partner. We expect to complete a remaining investment of approximately $115 later this calendar year. Refer to Note 7, Equity Affiliates, to the consolidated financial statements for additional information. The investment in financing receivables of $665.0 primarily includes progress payments towards the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 18, Supplemental Information, to the consolidated financial statements for additional information.
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
We expect capital expenditures for fiscal year 2023 to be approximately $5.0 billion to $5.5 billion.
Cash Flows From Financing Activities

Nine Months Ended 30 June	2023	2022
Long-term debt proceeds	$2,116.3	$357.0
Payments on long-term debt	(605.8)	(400.0)
Net increase in commercial paper and short-term borrowings	567.3	255.0
Dividends paid to shareholders	(1,107.9)	(1,023.9)
Proceeds from stock option exercises	19.5	16.3
Investments by noncontrolling interests	188.8	21.0
Other financing activities	(79.3)	(37.5)
Cash Provided by (Used for) Financing Activities	$1,098.9	($812.1)
For the first nine months of fiscal year 2023, cash provided by financing activities was $1,098.9. The source of cash was primarily driven by long-term debt proceeds of $2,116.3, and an increase in commercial paper and short-term borrowings of $567.3, partially offset by dividend payments to shareholders of $1,107.9 and payments on long-term debt of $605.8. Refer to the Credit Facilities section below and Note 11, Debt, to the consolidated financial statements for additional information.
For the first nine months of fiscal year 2022, cash used for financing activities was $812.1. The use of cash was primarily driven by dividend payments to shareholders of $1,023.9 and payments on long-term debt of $400.0 for the repayment of a 3.0% Senior Note. These uses of cash were partially offset by long-term debt proceeds and short-term borrowings of $357.0 and $255.0, respectively.
Financing and Capital Structure
Debt
Capital needs in the first nine months of fiscal year 2023 were satisfied with our cash balance, cash from operations, commercial paper and long-term borrowings. Total debt increased from $7,644.8 as of 30 September 2022 to $9,391.9 as of 30 June 2023, primarily due to U.S. Dollar- and Euro-denominated fixed-rate notes that were issued in the second quarter of fiscal year 2023 and an increase in outstanding commercial paper. Total debt includes related party debt of $327.3 and $781.0 as of 30 June 2023 and 30 September 2022, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 June 2023, we are in compliance with all of the financial and other covenants under our debt agreements.

Credit Facilities
We have a five-year $2,750 revolving credit agreement maturing 31 March 2026 with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. Total debt as of 30 June 2023 and 30 September 2022, expressed as a percentage of total capitalization, was 37.9% and 35.8%, respectively. No borrowings were outstanding under the 2021 Credit Agreement as of 30 June 2023.
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,621.8, of which $1,031.1 was borrowed and outstanding as of 30 June 2023. The amount borrowed and outstanding as of 30 September 2022 was $457.5. The increase from 30 September 2022 was driven by borrowings on a new variable-rate Saudi Riyal loan facility that matures in October 2026. The interest rate on the facility is based on the Saudi Arabian Interbank Offered Rate ("SAIBOR") plus an annual margin of 1.35%. We entered into this facility in October 2022 and utilized a portion of the proceeds to repay a variable-rate 4.10% Saudi Riyal Loan Facility of $195.6, which was presented within long-term debt on our consolidated balance sheet as of 30 September 2022.
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the NEOM Green Hydrogen project over the construction period. Under this financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. As of 30 June 2023, no borrowings were outstanding. In July 2023, the joint venture completed its first drawdown on the project financing of $1.3 billion. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Equity Securities
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1,000 of our outstanding common stock. We did not purchase any of our outstanding shares in the first nine months of fiscal years 2023 or 2022. As of 30 June 2023, $485.3 in share repurchase authorization remained.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. In January 2023, the Board of Directors approved an increase to our quarterly dividend of 8%, or $0.13 per share, marking the 41st consecutive year that we have increased our quarterly dividend. We expect to continue to pay cash dividends in the future at comparable or increased levels.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. On 21 July 2023, the Board of Directors declared a quarterly dividend of $1.75 per share that is payable on 13 November 2023 to shareholders of record at the close of business on 2 October 2023.

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
Net Periodic Cost (Benefit)
The table below summarizes the components of net periodic cost (benefit) for our U.S. and international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2023	2022	2023	2022
Service cost	$5.7	$9.9	$17.5	$30.3
Non-service cost (benefit)	22.0	(9.5)	64.4	(33.4)
Other	0.2	0.2	0.7	1.2
Net Periodic Cost (Benefit)	$27.9	$0.6	$82.6	($1.9)
Net periodic cost was $27.9 and $82.6 for the three and nine months ended 30 June 2023, respectively, versus a cost (benefit) of $0.6 and ($1.9) for the three and nine months ended 30 June 2022, respectively. The increased costs from the prior year were primarily attributable to higher non-service costs, which were driven by higher interest cost and lower expected returns on plan assets due to a smaller beginning balance of plan assets. Fiscal year 2023 non-service items also include a $1.9 curtailment gain recorded in the first quarter for the write-off of prior service credits in an amended international defined benefit pension plan. Non-service related components of net periodic cost (benefit) are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2023 and 2022 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2023 and 2022, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $22.0 and $31.7, respectively.
Total contributions for fiscal year 2023 are expected to be approximately $25 to $35. During fiscal year 2022, total contributions were $44.7.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2022 Form 10-K. There were no changes to our accounting policies during the first nine months of fiscal year 2023.
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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. As discussed in Note 4, Business and Asset Actions, to the consolidated financial statements, we concluded that we will not proceed with certain projects and wrote down the full carrying value of related assets. Additionally, we recorded changes to project cost estimates on certain projects accounted for under the cost incurred input method. Accordingly, we recorded a cumulative effect adjustment that unfavorably impacted operating income by approximately $45 and $105 for the three and nine months ended 30 June 2023. There were no other changes to our estimates during the first nine months of fiscal year 2023 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2022 Form 10-K.
Our net financial instrument position increased from a liability of $6,898.6 at 30 September 2022 to a liability of $8,120.3 at 30 June 2023. The increase was primarily due to the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes during the second quarter of fiscal year 2023.
Interest Rate Risk
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp move in interest rates from the level at 30 June 2023, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $791 and $364 in the net liability position of financial instruments at 30 June 2023 and 30 September 2022, respectively. A 100 bp decrease in market interest rates would result in an increase of $922 and $425 in the net liability position of financial instruments at 30 June 2023 and 30 September 2022, respectively. The increased sensitivity to market interest rates was due to the higher notional balance of interest rate swaps designated as cash flow hedges and the issuance of U.S. Dollar- and Euro-denominated fixed-rate notes during the fiscal year.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2022.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in foreign currency exchange rates from their levels at 30 June 2023, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $296 and $165 in the net liability position of financial instruments at 30 June 2023 and 30 September 2022, respectively. The increase in sensitivity is primarily due to the issuance of Euro-denominated fixed-rate notes during the second quarter of fiscal year 2023.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2023, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In April 2023, we received a favorable ruling from a Texas state court in litigation involving disputed energy management charges related to Winter Storm Uri, a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. The ruling is subject to appeal and had no impact on our consolidated financial statements for the three and nine months ended 30 June 2023.

Item 5. Other Information
During the three months ended 30 June 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(3)	Articles of Incorporation and Bylaws

	3.1	Restated Certificate of Incorporation of the Company, dated 21 July 2023.

	(10)	Material Contracts

10.1
Amended and Restated Employment Agreement, dated 17 May 2023, between Air Products and Chemicals, Inc. and Seifollah Ghasemi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on 18 May 2023).

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	3 August 2023