Form 10-Q
period 2023-12-31
Air Products & Chemicals, Inc.
filed 2024-02-05
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2023 was 222,301,051.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2023

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

FORWARD-LOOKING STATEMENTS (CONTINUED)
•catastrophic events, such as natural disasters and extreme weather events, pandemics and other public health crises, acts of war, including Russia’s invasion of Ukraine and new and ongoing conflicts in the Middle East, or terrorism;
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
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended 30 September 2023. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars, except for share and per share data)	2023	2022
Sales	$2,997.4	$3,174.7
Cost of sales	2,067.2	2,272.3
Selling and administrative expense	238.4	234.4
Research and development expense	25.7	24.4
Other income (expense), net	0.8	8.4
Operating Income	666.9	652.0
Equity affiliates' income	158.4	110.0
Interest expense	53.5	41.2
Other non-operating income (expense), net	(14.8)	(0.6)
Income Before Taxes	757.0	720.2
Income tax provision	135.4	136.4
Net Income	621.6	583.8
Net income attributable to noncontrolling interests	12.3	11.6
Net Income Attributable to Air Products	$609.3	$572.2

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$2.74	$2.58
Diluted earnings per share attributable to Air Products	$2.73	$2.57

Weighted Average Common Shares (in millions)
Basic	222.5	222.2
Diluted	222.8	222.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2023	2022
Net Income	$621.6	$583.8
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($29.8) and ($38.0)	380.6	509.6
Net (loss) gain on derivatives, net of tax of $5.5 and $38.2	(161.1)	121.0
Pension and postretirement benefits, net of tax of $— and $2.4	—	6.7
Reclassification adjustments:
Derivatives, net of tax of ($12.8) and ($21.7)	(42.2)	(68.7)
Pension and postretirement benefits, net of tax of $4.2 and $3.7	13.7	11.9
Total Other Comprehensive Income	191.0	580.5
Comprehensive Income	$812.6	$1,164.3
Net Income Attributable to Noncontrolling Interests	12.3	11.6
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(138.1)	12.7
Comprehensive Income Attributable to Air Products	$938.4	$1,140.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of U.S. Dollars, except for share and per share data)	2023	2023
Assets
Current Assets
Cash and cash items	$1,962.6	$1,617.0
Short-term investments	271.8	332.2
Trade receivables, net	1,725.4	1,700.4
Inventories	709.3	651.8
Prepaid expenses	206.8	177.0
Other receivables and current assets	773.6	722.1
Total Current Assets	5,649.5	5,200.5
Investment in net assets of and advances to equity affiliates	4,685.2	4,617.8
Plant and equipment, at cost	34,793.9	32,746.3
Less: accumulated depreciation	15,858.4	15,274.2
Plant and equipment, net	18,935.5	17,472.1
Goodwill, net	899.4	861.7
Intangible assets, net	339.1	334.6
Operating lease right-of-use assets, net	978.8	974.0
Noncurrent lease receivables	485.9	494.7
Financing receivables	1,119.1	817.2
Other noncurrent assets	1,025.7	1,229.9
Total Noncurrent Assets	28,468.7	26,802.0
Total Assets(A)	$34,118.2	$32,002.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,717.9	$2,890.1
Accrued income taxes	166.9	131.2
Short-term borrowings	16.4	259.5
Current portion of long-term debt	218.0	615.0
Total Current Liabilities	3,119.2	3,895.8
Long-term debt	11,715.4	9,280.6
Long-term debt – related party	157.9	150.7
Noncurrent operating lease liabilities	635.1	631.1
Other noncurrent liabilities	1,111.5	1,118.0
Deferred income taxes	1,250.0	1,266.0
Total Noncurrent Liabilities	14,869.9	12,446.4
Total Liabilities(A)	17,989.1	16,342.2
Commitments and Contingencies - See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2024 and 2023 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,200.0	1,190.5
Retained earnings	17,510.0	17,289.7
Accumulated other comprehensive loss	(2,120.3)	(2,449.4)
Treasury stock, at cost (2024 - 27,154,533 shares; 2023 - 27,255,739 shares)	(1,966.1)	(1,967.3)
Total Air Products Shareholders’ Equity	14,873.0	14,312.9
Noncontrolling Interests(A)	1,256.1	1,347.4
Total Equity	16,129.1	15,660.3
Total Liabilities and Equity	$34,118.2	$32,002.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $2,751.8 and $2,256.8 as of 31 December 2023 and 30 September 2023, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $2,166.1 and $1,461.1 as of 31 December 2023 and 30 September 2023, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2023	2022
Operating Activities
Net income	$621.6	$583.8
Less: Net income attributable to noncontrolling interests	12.3	11.6
Net income attributable to Air Products	$609.3	$572.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	349.2	321.5
Deferred income taxes	13.5	13.8
(Undistributed) distributed earnings of equity method investments	(41.5)	17.2
Gain on sale of assets and investments	(1.4)	(2.3)
Share-based compensation	13.8	16.1
Noncurrent lease receivables	20.0	19.4
Other adjustments	33.3	99.0
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	11.8	40.4
Inventories	(48.6)	(102.8)
Other receivables	(64.5)	(6.7)
Payables and accrued liabilities	(268.5)	(257.6)
Other working capital	0.2	(10.9)
Cash Provided by Operating Activities	$626.6	$719.3
Investing Activities
Additions to plant and equipment, including long-term deposits	(1,445.5)	(834.2)
Investment in financing receivables	(301.8)	—
Proceeds from sale of assets and investments	4.2	4.0
Purchases of investments	(55.5)	(19.2)
Proceeds from investments	120.1	591.5
Other investing activities	12.9	1.7
Cash Used For Investing Activities	($1,665.6)	($256.2)
Financing Activities
Long-term debt proceeds	810.4	476.3
Payments on long-term debt	(54.8)	(195.9)
Net increase (decrease) in commercial paper and short-term borrowings	1,020.9	(4.1)
Dividends paid to shareholders	(388.9)	(359.4)
Proceeds from stock option exercises	5.3	14.0
Investments by noncontrolling interests	34.5	—
Other financing activities	(64.6)	(16.5)
Cash Provided by (Used for) Financing Activities	$1,362.8	($85.6)
Effect of Exchange Rate Changes on Cash	21.8	42.5
Increase in cash and cash items	345.6	420.0
Cash and cash items – Beginning of year	1,617.0	2,711.0
Cash and Cash Items – End of Period	$1,962.6	$3,131.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended 31 December 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	609.3	—	—	609.3	12.3	621.6
Other comprehensive income	—	—	—	329.1	—	329.1	(138.1)	191.0
Dividends on common stock (per share $1.75)	—	—	(389.0)	—	—	(389.0)	—	(389.0)
Share-based compensation	—	13.8	—	—	—	13.8	—	13.8
Issuance of treasury shares for stock option and award plans	—	(4.4)	—	—	1.2	(3.2)	—	(3.2)
Investments by noncontrolling interests	—	—	—	—	—	—	34.5	34.5
Other equity transactions	—	0.1	—	—	—	0.1	—	0.1
Balance at 31 December 2023	$249.4	$1,200.0	$17,510.0	($2,120.3)	($1,966.1)	$14,873.0	$1,256.1	$16,129.1

	Three Months Ended 31 December 2022
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance at 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	572.2	—	—	572.2	11.6	583.8
Other comprehensive income (loss)	—	—	—	567.8	—	567.8	12.7	580.5
Dividends on common stock (per share $1.62)	—	—	(359.8)	—	—	(359.8)	—	(359.8)
Dividends to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Share-based compensation	—	14.2	—	—	—	14.2	—	14.2
Issuance of treasury shares for stock option and award plans	—	(7.4)	—	—	5.8	(1.6)	—	(1.6)
Other equity transactions	—	0.2	(1.3)	—	—	(1.1)	(0.2)	(1.3)
Balance at 31 December 2022	$249.4	$1,148.4	$16,731.4	($2,218.3)	($1,975.2)	$13,935.7	$581.7	$14,517.4
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
Basis of Presentation
The interim consolidated financial statements of Air Products and Chemicals, Inc. and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to fairly present the financial position, results of operations, and cash flows for those periods indicated and contain adequate disclosures to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to the interim consolidated financial statements.
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2023 (the "2023 Form 10-K"), which was filed with the SEC on 16 November 2023. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
Major Accounting Policies
Refer to our 2023 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2024.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The update includes enhanced disclosures about significant segment expenses and identification of the chief operating decision maker. The update will be effective in our Annual Report on Form 10-K for the fiscal year ending 30 September 2025 as well as interim periods thereafter, although early adoption is permitted. The amendments must be applied retrospectively to all prior periods presented. We are evaluating the impact this update will have on our disclosures.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” to expand income tax disclosures, primarily through disaggregation requirements for the rate reconciliation and income taxes paid. The update will be effective in our Annual Report on Form 10-K for the fiscal year ending 30 September 2026, although early adoption is permitted. The amendments should be applied on a prospective basis with a retrospective option. We are evaluating the impact this update will have on our disclosures.

3. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of the NEOM Green Hydrogen Company joint venture ("NGHC"), which is a variable interest entity ("VIE") that is consolidated in our Middle East and India segment. We are not the primary beneficiary of any other material VIEs. We account for a VIE for which we have an equity interest and exercise significant influence but are not the primary beneficiary, such as the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), as an equity method investment. During the first quarter of fiscal year 2024, we determined that World Energy, LLC ("World Energy") is a VIE for which we have no equity interest and are not the primary beneficiary. Our variable interests in NGHC, JIGPC, and World Energy are further discussed below.
NGHC Joint Venture
The NEOM Green Hydrogen Project (the "NEOM project”) is a multi-billion dollar green hydrogen-based ammonia production facility that is being constructed in NEOM City, Saudi Arabia. Owned and operated by NGHC, the facility will be powered by renewable energy to produce green ammonia for Air Products as the exclusive offtaker under a long-term take-if-tendered agreement. We intend to transport the green ammonia around the world to be dissociated to produce green hydrogen for transportation and industrial markets.
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. Under the financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. Borrowings under the financing are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets. Principal borrowings totaled $2,129.4 and $1,364.8 as of 31 December 2023 and 30 September 2023, respectively. The increase from 30 September 2023 primarily relates to principal borrowings of approximately $620 as of 31 December 2023 on a 2.00% fixed-rate Saudi Riyal loan facility that matures in November 2040.
Air Products is an equal owner in NGHC with our joint venture partners, ACWA Power and NEOM Company. While we only hold one-third of the voting interests in the joint venture, substantially all the activities of the joint venture involve or are conducted on behalf of Air Products. Since we have disproportionately few voting rights relative to our economic interests in the joint venture, we determined that NGHC is a VIE. In addition, we determined that we are the primary beneficiary of NGHC since we have the power to unilaterally direct certain significant activities, including key design and construction decisions, and we share power with our joint venture partners related to other activities that are significant to the economic performance of NGHC. Therefore, we consolidate NGHC within the Middle East and India segment.

The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 December	30 September
	2023	2023
Assets
Cash and cash items	$402.3	$78.2
Trade receivables, net	14.6	—
Prepaid expenses	30.5	21.4
Other receivables and current assets	183.3	181.6
Total current assets	$630.7	$281.2
Plant and equipment, net	1,831.6	1,396.1
Operating lease right-of-use assets, net	227.7	228.9
Other noncurrent assets	61.8	350.6
Total noncurrent assets	$2,121.1	$1,975.6
Total assets	$2,751.8	$2,256.8
Liabilities
Payables and accrued liabilities	$207.0	$141.0
Accrued income taxes	2.2	0.6
Total current liabilities	$209.2	$141.6
Long-term debt	1,930.4	1,274.4
Noncurrent operating lease liabilities	19.2	18.9
Other noncurrent liabilities	3.3	2.1
Deferred income taxes	4.0	24.1
Total noncurrent liabilities	$1,956.9	$1,319.5
Total liabilities	$2,166.1	$1,461.1
Equity
Accumulated other comprehensive income	$15.8	$77.7
Noncontrolling interests	580.1	723.6

JIGPC Joint Venture
JIGPC is a joint venture with Saudi Aramco Power Company (a subsidiary of Aramco), ACWA Power, and Air Products Qudra (“APQ”). JIGPC entered into project financing to purchase power blocks, gasifiers, air separation units, syngas cleanup assets, and utilities to supply electricity, steam, hydrogen, and utilities to Aramco’s refinery and terminal complex under a 25-year agreement, which commenced in the first quarter of fiscal year 2022. JIGPC recorded financing receivables upon acquisition of the assets and recognizes financing income over the supply term.
We determined JIGPC is a VIE for which we exercise significant influence but are not the primary beneficiary as we do not have the power to direct the activities that are most significant to its economic performance. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Accordingly, we account for our 55% investment, which includes 4% that is attributable to the noncontrolling partner of APQ, under the equity method within the Middle East and India segment. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $2,828.3 and $2,862.2 as of 31 December 2023 and 30 September 2023, respectively. Our loss exposure is limited to our investment in the joint venture.
Our investment primarily consists of shareholder loans that qualify as in-substance common stock in the joint venture. Certain shareholders receive a preferred cash distribution pursuant to the joint venture agreement, which specifies each shareholder’s share of income after considering the amount of cash available for distribution. As such, the earnings attributable to Air Products may not be proportionate to our ownership interest in the venture.

World Energy
In November 2023, we finalized an agreement to purchase a sustainable aviation fuel (“SAF”) facility in Paramount, California from World Energy. We determined the acquisition contains an embedded sales-type lease. As a result, we are accounting for the transaction as a financing arrangement and recorded a financing receivable of $210 as of 31 December 2023. We provided the remaining $90 million of financing available under this arrangement to World Energy in January 2024.
At the time of acquisition, we entered into a Master Project Agreement (“MPA”) containing terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. The MPA includes a tolling arrangement whereby we will receive feedstock from and produce renewable fuels for World Energy over a term that will conclude 15 years after onstream of the expansion project with the option to renew for two five-year terms.
During the first quarter of fiscal year 2024, we determined that World Energy is a VIE and our financing receivable represents a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers. As of 31 December 2023, our maximum exposure to loss is approximately $1.9 billion. This includes project-related spending of $1.3 billion that is primarily capitalized within “Plant and equipment, net” and approximately $350 for open purchase commitments, both of which relate to the SAF expansion project, as well as $300 for our investment in the financing receivables discussed above.
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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the first three months of fiscal years 2024 and 2023. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 31 December 2023
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$714.1	$503.2	$259.2	$17.5	$—	$1,494.0	50%
Merchant	538.0	290.6	472.0	17.9	—	1,318.5	44%
Sale of equipment	—	—	—	—	184.9	184.9	6%
Total	$1,252.1	$793.8	$731.2	$35.4	$184.9	$2,997.4	100%

	Three Months Ended 31 December 2022

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$845.8	$457.7	$328.1	$18.8	$—	$1,650.4	52%
Merchant	538.4	320.1	463.8	22.6	—	1,344.9	42%
Sale of equipment	—	—	—	—	179.4	179.4	6%
Total	$1,384.2	$777.8	$791.9	$41.4	$179.4	$3,174.7	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales during the three months ended 31 December 2023.

Remaining Performance Obligations
As of 31 December 2023, the transaction price allocated to remaining performance obligations is estimated to be approximately $27 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		31 December	30 September
	Balance Sheet Location	2023	2023
Assets
Contract assets – current	Other receivables and current assets	$119.3	$124.7
Contract fulfillment costs – current	Other receivables and current assets	96.2	89.0
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$386.0	$413.0
Contract liabilities – noncurrent	Other noncurrent liabilities	130.7	136.9
During the first three months of fiscal year 2024, we recognized sales of approximately $115 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2023.
5. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2023	2023
Finished goods	$229.4	$211.6
Work in process	32.3	28.4
Raw materials, supplies, and other	447.6	411.8
Inventories	$709.3	$651.8

6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2023 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2023	$146.6	$171.9	$493.5	$15.8	$33.9	$861.7
Currency translation	0.6	3.4	33.5	—	0.2	37.7
Goodwill, net as of 31 December 2023	$147.2	$175.3	$527.0	$15.8	$34.1	$899.4

	31 December	30 September
	2023	2023
Goodwill, gross	$1,200.2	$1,158.4
Accumulated impairment losses(A)	(300.8)	(296.7)
Goodwill, net	$899.4	$861.7
(A)We recorded impairment charges related to the Latin America reporting unit ("LASA") in the Americas segment in fiscal years 2017 and 2014. The balance of accumulated impairment losses fluctuates over time due to currency translation.
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2023 is 2.9 years.
Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is Euros and U.S. Dollars.

We also utilize forward exchange contracts that are not designated as hedges. These contracts are used to economically hedge foreign currency-denominated monetary assets and liabilities, primarily working capital. The primary objective of these forward exchange contracts is to protect the value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement. This portfolio of forward exchange contracts consists of multiple foreign currency pairs, with a profile that changes from time to time depending on our business activity and sourcing decisions.
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2023		30 September 2023
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,658.6	0.6	$4,463.2	0.7
Net investment hedges	898.5	2.3	864.0	2.5
Not designated	585.1	0.3	709.4	0.3
Total Forward Exchange Contracts	$6,142.2	0.8	$6,036.6	0.9
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,930.7 million ($2,131.3) at 31 December 2023 and €1,938.6 million ($2,049.7) at 30 September 2023. The designated foreign currency-denominated debt is presented within "Long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2023, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2023				30 September 2023
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	3.7	$800.0	SOFR	1.64%	4.0
Interest rate swaps (cash flow hedge)	$1,371.4	2.82%	SOFR	21.9	$1,182.5	2.82%	SOFR	22.1
Cross currency interest rate swaps (net investment hedge)	$37.3	3.67%	3.69%	0.5	$80.8	4.60%	3.65%	0.9
Cross currency interest rate swaps (cash flow hedge)	$569.2	4.95%	3.23%	2.0	$598.2	4.89%	3.22%	2.2
Cross currency interest rate swaps (not designated)	$36.6	5.39%	3.64%	1.0	$44.5	5.39%	3.54%	0.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 December	30 September	31 December	30 September
Balance Sheet Location	2023	2023	2023	2023
Long-term debt	$2,037.9	$2,011.4	($54.4)	($80.5)

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	31 December	30 September	Balance Sheet	31 December	30 September
	Location	2023	2023	Location	2023	2023
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$61.1	$50.2	Payables and accrued liabilities	$37.2	$94.1
Interest rate management contracts	Other receivables and current assets	7.9	13.0	Payables and accrued liabilities	0.2	—
Forward exchange contracts	Other noncurrent assets	13.9	19.8	Other noncurrent liabilities	19.2	25.7
Interest rate management contracts	Other noncurrent assets	65.3	300.8	Other noncurrent liabilities	60.1	87.0
Total Derivatives Designated as Hedging Instruments		$148.2	$383.8		$116.7	$206.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$3.7	$6.4	Payables and accrued liabilities	$5.5	$4.6
Interest rate management contracts	Other receivables and current assets	1.2	3.9	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.1	—	Other noncurrent liabilities	0.1	—
Total Derivatives Not Designated as Hedging Instruments		$5.0	$10.3		$5.6	$4.6
Total Derivatives		$153.2	$394.1		$122.3	$211.4
Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended
	31 December
	2023	2022
Net Investment Hedging Relationships
Forward exchange contracts	($31.8)	($47.1)
Foreign currency debt	(89.9)	(115.3)
Cross currency interest rate swaps	(1.9)	(10.6)
Total Amount Recognized in OCI	(123.6)	(173.0)
Tax effects	30.1	42.5
Net Amount Recognized in OCI	($93.5)	($130.5)

	Three Months Ended
	31 December
	2023	2022
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$115.1	$188.8
Forward exchange contracts, excluded components	(9.0)	(5.6)
Other(A)	(261.7)	(24.0)
Total Amount Recognized in OCI	(155.6)	159.2
Tax effects	(5.5)	(38.2)
Net Amount Recognized in OCI	($161.1)	$121.0
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022	2023	2022	2023	2022
Total presented in consolidated income statements that includes effects of hedging below	$2,997.4	$3,174.7	$2,067.2	$2,272.3	$53.5	$41.2	($14.8)	($0.6)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.3	$—	$1.3	$1.2	$—	$—	($74.9)	($117.8)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.7	2.0
Other:
Amount reclassified from OCI into income	—	—	—	—	1.3	1.5	11.3	22.7
Total (Gain) Loss Reclassified from OCI to Income	0.3	—	1.3	1.2	1.3	1.5	(57.9)	(93.1)
Tax effects	(0.1)	—	(0.3)	(0.2)	(0.5)	(0.5)	13.7	22.4
Net (Gain) Loss Reclassified from OCI to Income	$0.2	$—	$1.0	$1.0	$0.8	$1.0	($44.2)	($70.7)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$26.1	$4.4	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(26.1)	(4.4)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2023	2022	2023	2022
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$3.2	$0.6	($1.2)	($1.6)
Other	—	—	0.8	1.1
Total (Gain) Loss Recognized in Income	$3.2	$0.6	($0.4)	($0.5)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2023 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.

Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $69.6 and $94.2 as of 31 December 2023 and 30 September 2023, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $107.5 and $345.0 as of 31 December 2023 and 30 September 2023, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.
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

The carrying values and fair values of financial instruments were as follows:

	31 December 2023		30 September 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$78.8	$78.8	$76.4	$76.4
Interest rate management contracts	74.4	74.4	317.7	317.7
Liabilities
Derivatives
Forward exchange contracts	$62.0	$62.0	$124.4	$124.4
Interest rate management contracts	60.3	60.3	87.0	87.0
Long-term debt, including current portion and related party	12,091.3	11,692.9	10,046.3	9,173.5
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2023				30 September 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$78.8	$—	$78.8	$—	$76.4	$—	$76.4	$—
Interest rate management contracts	74.4	—	74.4	—	317.7	—	317.7	—
Total Assets at Fair Value	$153.2	$—	$153.2	$—	$394.1	$—	$394.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$62.0	$—	$62.0	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	60.3	—	60.3	—	87.0	—	87.0	—
Total Liabilities at Fair Value	$122.3	$—	$122.3	$—	$211.4	$—	$211.4	$—

9. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three months ended 31 December 2023 and 2022 were as follows:

	Pension Benefits
	2023			2022
Three Months Ended 31 December	U.S.	International	Total	U.S.	International	Total
Service cost	$2.4	$2.8	$5.2	$2.7	$3.3	$6.0
Non-service cost:
Interest cost	33.7	14.8	48.5	32.5	14.4	46.9
Expected return on plan assets	(30.0)	(11.6)	(41.6)	(31.8)	(11.8)	(43.6)
Prior service cost amortization	0.3	0.2	0.5	0.3	—	0.3
Actuarial loss amortization	14.3	3.2	17.5	14.8	3.0	17.8
Curtailments	—	—	—	—	(1.9)	(1.9)
Other	—	0.1	0.1	—	0.3	0.3
Net Periodic Cost	$20.7	$9.5	$30.2	$18.5	$7.3	$25.8

Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2024 and 2023 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the three months ended 31 December 2023 and 2022, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $12.0 and $8.0, respectively. Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.
During the three months ended 31 December 2023 and 2022, we recognized actuarial gain amortization of $0.1 and $0.6, respectively, for our other postretirement benefits plan.
10. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings, including commercial, competition, environmental, intellectual property, regulatory, product liability, and insurance matters. We do not currently believe there are any legal proceedings for which it is reasonably possible, individually or in the aggregate, to have a material impact on our financial condition, results of operations, or cash flows.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $37 at 31 December 2023) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $37 at 31 December 2023) plus interest accrued thereon until final disposition of the proceedings.

Additionally, in April 2023, we received a favorable ruling from a Texas state court in litigation involving disputed energy management charges related to Winter Storm Uri, a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. The ruling is subject to appeal and had no impact on our consolidated financial statements for the three months ended 31 December 2023.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 27 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 December 2023 and 30 September 2023 included an accrual of $63.3 and $64.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 27 years. We estimate the exposure for environmental loss contingencies to range from $63 to a reasonably possible upper exposure of $77 as of 31 December 2023.
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
Pace
At 31 December 2023, $36.7 of the environmental accrual was related to our facility in Pace, Florida.
In 2006, we sold our Amines business, which included operations at the Pace facility and recognized a liability for retained environmental obligations associated with remediation activities at the facility. We are required by the Florida Department of Environmental Protection ("FDEP") and the United States Environmental Protection Agency ("USEPA") to continue our remediation efforts. We recognized a before-tax expense of $42 in fiscal year 2006 in results from discontinued operations and recorded an environmental accrual of $42 in continuing operations on the consolidated balance sheets.
In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility. The review was completed in conjunction with requirements to maintain financial assurance per the consent order issued by the FDEP discussed below. Based on our review, we expect ongoing activities to continue for 27 years. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in fiscal year 2020. There have been no significant changes to the estimated exposure range related to the Pace facility since fiscal year 2020.

We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be suitable to more quickly and effectively remediate groundwater. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP and completed additional field work during 2021 to support the design of an improved groundwater recovery network with the objective of targeting areas of higher contaminant concentration and avoiding areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was initiated in fiscal year 2023 with construction expected to begin in fiscal year 2025. In fiscal year 2025, we expect to connect groundwater recovery wells and ancillary equipment to the existing groundwater recovery system. Further, we expect additional future capital expenditures to consider the extended time horizon for remediation at the site.
Piedmont
At 31 December 2023, $4.1 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
Pasadena
At 31 December 2023, $10.4 of the environmental accrual was related to a production facility site in Pasadena, Texas.
During fiscal year 2012, management committed to permanently shutting down our polyurethane intermediates ("PUI") production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality ("TCEQ"). We estimate that the pump and treat system will continue to operate until 2042.
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

11. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the three months ended 31 December 2023, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 31 December 2023, there were 1.0 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2023	2022
Before-tax share-based compensation cost	$13.6	$16.9
Income tax benefit	(3.3)	(4.1)
After-tax share-based compensation cost	$10.3	$12.8
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2024 and 2023 was not material.
Deferred Stock Units
During the three months ended 31 December 2023, we granted 102,120 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2023 and ending 30 September 2026, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $302.10 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	25.0%
Risk-free interest rate	4.3%
Expected dividend yield	2.6%
In addition, during the three months ended 31 December 2023, we granted 132,317 time-based deferred stock units at a weighted average grant-date fair value of $273.02.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2023:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2023	$61.1	($1,913.3)	($597.2)	($2,449.4)
Other comprehensive (loss) income before reclassifications	(161.1)	380.6	—	219.5
Amounts reclassified from AOCL	(42.2)	—	13.7	(28.5)
Net current period other comprehensive (loss) income	(203.3)	380.6	13.7	191.0
Amount attributable to noncontrolling interests	(154.1)	16.0	—	(138.1)
Balance at 31 December 2023	$11.9	($1,548.7)	($583.5)	($2,120.3)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2023	2022
Gain on Cash Flow Hedges, net of tax
Sales	$0.2	$—
Cost of sales	1.0	1.0
Interest expense	0.8	1.0
Other non-operating income (expense), net	(44.2)	(70.7)
Total Gain on Cash Flow Hedges, net of tax	($42.2)	($68.7)
Pension and Postretirement Benefits, net of tax(A)	$13.7	$11.9
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 9, Retirement Benefits, for additional information.

13. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	31 December
	2023	2022
Numerator
Net income attributable to Air Products	$609.3	$572.2
Denominator (in millions)
Weighted average common shares — Basic	222.5	222.2
Effect of dilutive securities
Employee stock option and other award plans	0.3	0.4
Weighted average common shares — Diluted	222.8	222.6

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$2.74	$2.58
Diluted EPS attributable to Air Products	$2.73	$2.57
Antidilutive outstanding share-based awards were not material for the three months ended 31 December 2023 and 2022.
14. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $95 and $80 for the three months ended 31 December 2023 and 2022, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2023 and 30 September 2023, our consolidated balance sheets included related party trade receivables of approximately $90 and $80, respectively.
Total debt owed to related parties was $294.8 and $328.3 as of 31 December 2023 and 30 September 2023, respectively, of which $136.9 and $177.6, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company.
Uzbekistan Asset Purchase
On 25 May 2023, we entered into an investment agreement with the Government of the Republic of Uzbekistan and Uzbekneftegaz JSC (“UNG”) to purchase a natural gas-to-syngas processing facility in Qashqadaryo Province, Uzbekistan, for $1 billion. Under the agreement, Air Products will acquire, own, and operate the facility and supply all offtake products to UNG under a 15-year on-site contract, with UNG supplying the feedstock natural gas and utilities. We are accounting for the transaction as a financing arrangement because UNG has the right to reacquire the facility at the end of the contract term. Accordingly, progress payments of approximately $910, of which $100 was paid during the first quarter of fiscal year 2024, are reflected within "Financing receivables" on our consolidated balance sheet as of 31 December 2023.

Accrual for Business and Asset Actions
In fiscal year 2023, we recognized an expense of $27.0 for severance and other benefits associated with position eliminations and restructuring of certain organizations globally. The charge was not recorded in segment results. The table below reconciles the charge to the carrying amount of the accrual included within "Payables and accrued liabilities" on our consolidated balance sheets as of 31 December 2023:

Fiscal year 2023 charge	$27.0
Cash payments	(6.8)
Currency translation adjustment	(0.4)
Accrual as of 30 September 2023	$19.8
Cash payments	(3.4)
Currency translation adjustment	0.4
Accrual as of 31 December 2023	$16.8
Debt
Third-party long-term debt was $11,715.4 and $9,280.6 as of 31 December 2023 and 30 September 2023, respectively. The increase from 30 September 2023 was primarily due to the issuance of commercial paper as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities. As of 31 December 2023, we classified the outstanding commercial paper, which totaled approximately $1.3 billion, as well as our 3.35% Senior Note of $400 maturing in July 2024 as long-term debt as we have the ability to refinance the debt under our $2.75 billion revolving credit agreement (the “2021 Credit Agreement”) maturing in 2026. Our current intent is to refinance this debt via the U.S. public debt market.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project estimates that unfavorably impacted operating income by approximately $30 and $25 for the three months ended 31 December 2023 and 2022, respectively.
Income Taxes
Our effective tax rate was 17.9% and 18.9% for the three months ended 31 December 2023 and 2022, respectively.
Income tax payments, net of refunds, were $90.1 and $88.5 for the three months ended 31 December 2023 and 2022, respectively.

15. BUSINESS SEGMENT INFORMATION
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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 December 2023
Sales	$1,252.1	$793.8	$731.2	$35.4	$184.9	$2,997.4	(A)
Operating income (loss)	354.4	211.2	197.6	3.9	(100.2)	666.9
Depreciation and amortization	169.7	111.8	48.2	6.6	12.9	349.2
Equity affiliates' income	37.1	4.2	20.7	92.9	3.5	158.4
Three Months Ended 31 December 2022
Sales	$1,384.2	$777.8	$791.9	$41.4	$179.4	$3,174.7	(A)
Operating income (loss)	343.0	235.9	145.8	6.7	(79.4)	652.0
Depreciation and amortization	156.0	101.9	44.3	6.6	12.7	321.5
Equity affiliates' income	16.4	7.4	17.7	64.1	4.4	110.0

Total Assets
31 December 2023	$10,666.2	$7,318.0	$5,120.9	$6,214.1	$4,799.0	$34,118.2
30 September 2023	9,927.5	7,009.6	4,649.8	5,708.4	4,707.2	32,002.5
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2024 in Summary	33
First Quarter 2024 Results of Operations	35
Reconciliations of Non-GAAP Financial Measures	40
Liquidity and Capital Resources	46
Pension Benefits	49
Critical Accounting Policies and Estimates	50

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, those described in "Forward-Looking Statements" and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2023 (the "2023 Form 10-K"), which was filed with the SEC on 16 November 2023.
This discussion should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless otherwise stated, financial information is presented in millions of U.S. Dollars, except for per share data. Financial information is presented on a continuing operations basis.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 40.
Comparisons included in the discussion that follows are for the first quarter of fiscal year 2024 versus ("vs.") the first quarter of fiscal year 2023. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2023 Form 10-K.
For information concerning activity with our related parties, refer to Note 14, Supplemental Information, to the consolidated financial statements.
About Air Products
Founded in 1940, Air Products and Chemicals, Inc. is a world-leading industrial gases company that has built a reputation for its innovative culture, operational excellence, and commitment to safety and the environment. Approximately 23,000 passionate, talented, and committed employees from diverse backgrounds together are driven by Air Products’ higher purpose to create innovative solutions that benefit the environment, enhance sustainability, and reimagine what is possible to address the challenges facing customers, communities, and the world. For information on our product and service offerings, refer to our 2023 Form 10-K.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. The discussion that follows is based on these operations. Refer to Note 15, Business Segment Information, to the consolidated financial statements for additional information.

FIRST QUARTER 2024 VS. FIRST QUARTER 2023
FIRST QUARTER 2024 IN SUMMARY
•Sales of $2,997.4 decreased 6%, or $177.3, as lower energy cost pass-through to customers of 11% was partially offset by higher volumes of 3%, higher pricing of 1%, and a favorable impact from currency of 1%.
•Operating income of $666.9 increased 2%, or $14.9, as positive pricing and higher volumes were partially offset by higher costs. Operating margin of 22.2% increased 170 basis points ("bp") due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Equity affiliates' income of $158.4 increased 44%, or $48.4, primarily due to higher income from the JIGPC joint venture as well as our affiliate in Mexico.
•Net income of $621.6 increased 6%, or $37.8, primarily due to higher equity affiliates' income, favorable pricing, and higher volumes, partially offset by higher costs. Net income margin of 20.7% increased 230 bp due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Adjusted EBITDA of $1,174.5 increased 8%, or $91.0, and adjusted EBITDA margin of 39.2% increased 510 bp.
•Diluted EPS of $2.73 increased 6%, or $0.16 per share, and included an unfavorable impact from non-service related pension costs. Adjusted diluted EPS of $2.82 increased 7%, or $0.18 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the table below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	31 December		Increase
	2023	2022	(Decrease)
Diluted EPS	$2.73	$2.57	$0.16
Operating Impacts
Underlying business
Volume			0.11
Price, net of variable costs			0.15
Other costs			(0.21)
Total Operating Impacts			$0.05
Other Impacts
Equity affiliates' income			$0.18
Interest expense			(0.05)
Other non-operating income/expense, net, excluding discrete item below			(0.03)
Non-service pension cost, net			(0.01)
Change in effective tax rate			0.03
Total Other Impacts			$0.12
Total Change in Diluted EPS			$0.16
% Change from prior year			6%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first quarter of fiscal years 2024 and 2023:

	Three Months Ended
	31 December		Increase
	2023	2022	(Decrease)
Diluted EPS	$2.73	$2.57	$0.16
Non-service pension cost, net	0.08	0.07	0.01
Adjusted Diluted EPS	$2.82	$2.64	$0.18
% Change from prior year			7%

FIRST QUARTER 2024 RESULTS OF OPERATIONS
Discussion of Consolidated Results

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
GAAP Measures
Sales	$2,997.4	$3,174.7	($177.3)	(6%)
Operating income	666.9	652.0	14.9	2%
Operating margin	22.2%	20.5%		170	bp
Equity affiliates’ income	$158.4	$110.0	$48.4	44%
Net income	621.6	583.8	37.8	6%
Net income margin	20.7%	18.4%		230	bp
Non-GAAP Measures
Adjusted EBITDA	$1,174.5	$1,083.5	$91.0	8%
Adjusted EBITDA margin	39.2%	34.1%		510	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	3%
Price	1%
Energy cost pass-through to customers	(11%)
Currency	1%
Total Consolidated Sales Change	(6%)
Sales of $2,997.4 decreased 6%, or $177.3, as lower energy cost pass-through to customers of 11% was partially offset by higher volumes of 3%, higher pricing of 1%, and a favorable currency impact of 1%. Lower natural gas prices in the Americas and Europe segments drove the lower energy cost pass-through to our on-site customers. The volume improvement was primarily attributable to strong demand for hydrogen in our on-site business, which was partially offset by weaker demand for helium in our merchant business.
Cost of Sales and Gross Margin
Cost of sales of $2,067.2 decreased 9%, or $205.1, due to lower energy cost pass-through to customers of $340, partially offset by higher costs associated with sales volumes of $78, an unfavorable impact from currency of $30, and higher other costs of $27. The higher costs were driven by planned maintenance, higher depreciation expense, and inflation, partially offset by lower power costs in our merchant business across most regions. Gross margin of 31.0% increased 260 bp from 28.4% in the prior year primarily due to lower energy cost pass-through to customers, which favorably impacted margin by about 300 bp.
Selling and Administrative Expense
Selling and administrative expense of $238.4 increased 2%, or $4.0, primarily due to additional costs to support growth and labor inflation. Selling and administrative expense as a percentage of sales increased to 8.0% from 7.4% in the prior year.
Research and Development Expense
Research and development expense of $25.7 increased 5%, or $1.3. Research and development expense as a percentage of sales increased to 0.9% from 0.8% in the prior year.
Other Income (Expense), Net
Other income of $0.8 decreased 90%, or $7.6, primarily due to an unfavorable foreign exchange impact from the devaluation of the Argentine peso.

Operating Income and Operating Margin
Operating income of $666.9 increased 2%, or $14.9, as positive pricing, net of power and fuel costs, of $41 and higher volumes of $30 were partially offset by higher costs of $56. The higher costs were driven by planned maintenance, labor inflation, and higher depreciation expense. Operating margin of 22.2% increased 170 bp from 20.5% in the prior year primarily due to lower energy cost pass-through to customers, which positively impacted margin by about 200 basis points, as well as our pricing actions, partially offset by higher costs.
Equity Affiliates' Income
Equity affiliates' income of $158.4 increased 44%, or $48.4, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023, as well as higher income from our affiliate in Mexico.
Interest Expense

	Three Months Ended
	31 December
	2023	2022
Interest incurred	$108.6	$56.3
Less: Capitalized interest	55.1	15.1
Interest expense	$53.5	$41.2
Interest incurred increased 93%, or $52.3, driven by a higher debt balance, including borrowings on project financing for the NEOM Green Hydrogen Project as well as the multi-currency green bonds that were issued during the second quarter of fiscal year 2023 to finance projects that are expected to have environmental benefits as defined under our Green Finance Framework. Capitalized interest increased $40.0 due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $14.8 increased $14.2, primarily due to higher non-service pension costs as well as lower interest income on cash and cash items. The lower interest income was attributable to a lower balance of time deposits and short-term treasury securities.
Net Income and Net Income Margin
Net income of $621.6 increased 6%, or $37.8, primarily due to higher equity affiliates' income, favorable pricing, and higher volumes, partially offset by higher costs. Net income margin of 20.7% increased 230 bp from 18.4% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by about 200 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,174.5 increased 8%, or $91.0, primarily due to higher equity affiliates' income, higher volumes, and favorable pricing, partially offset by higher costs. Adjusted EBITDA margin of 39.2% increased 510 bp from 34.1% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by about 400 bp.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 17.9% and 18.9% for the three months ended 31 December 2023 and 2022, respectively. The current year rate was lower primarily due to earning a greater share of income in jurisdictions with lower tax rates and higher equity affiliates' income. Additionally, we released certain foreign unrecognized tax benefits during the first quarter of fiscal year 2024 upon expiration of the statute of limitations for uncertain tax positions taken in prior years. These impacts were partially offset by lower excess tax benefits on share-based compensation in the first quarter of fiscal year 2024.
Our adjusted effective tax rate, which excludes the impact of the non-service components of net periodic cost for our defined benefit pension plans, was 18.1% and 19.1% for the three months ended 31 December 2023 and 2022, respectively.

Discussion of Results by Business Segment
Americas

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$1,252.1	$1,384.2	($132.1)	(10%)
Operating income	354.4	343.0	11.4	3%
Operating margin	28.3%	24.8%		350	bp
Equity affiliates’ income	$37.1	$16.4	$20.7	126%
Adjusted EBITDA	561.2	515.4	45.8	9%
Adjusted EBITDA margin	44.8%	37.2%		760	bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	3%
Price	2%
Energy cost pass-through to customers	(15%)
Currency	—%
Total Americas Sales Change	(10%)

Sales of $1,252.1 decreased 10%, or $132.1, due to lower energy cost pass-through to customers of 15%, which was driven by lower natural gas prices, partially offset by higher volumes of 3% and higher pricing of 2%. The volume improvement was attributable to better demand for hydrogen in our on-site business.
Operating income of $354.4 increased 3%, or $11.4, primarily due to positive pricing, net of power and fuel costs, of $33 and favorable volumes of $12, partially offset by higher costs of $34, including higher costs for planned maintenance, higher depreciation expense, and labor inflation. Operating margin of 28.3% increased 350 bp from 24.8% in the prior year primarily due to lower energy cost pass-through to customers, which positively impacted margin by about 400 basis points, as well as our pricing actions, partially offset by higher costs.
Equity affiliates’ income of $37.1 increased $20.7 driven by an affiliate in Mexico.

Asia

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$793.8	$777.8	$16.0	2%
Operating income	211.2	235.9	(24.7)	(10%)
Operating margin	26.6%	30.3%		(370	bp)
Equity affiliates’ income	$4.2	$7.4	($3.2)	(43%)
Adjusted EBITDA	327.2	345.2	(18.0)	(5%)
Adjusted EBITDA margin	41.2%	44.4%		(320	bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	2%
Currency	(1%)
Total Asia Sales Change	2%

Sales of $793.8 increased 2%, or $16.0, due to higher energy cost pass-through to customers of 2% and higher pricing of 1%, partially offset by an unfavorable impact from currency of 1%. Overall volumes were flat as higher volumes in our on-site business, including contributions from several new industrial gas plants, were offset by weak economic growth in China and lower demand for helium.
Operating income of $211.2 decreased 10%, or $24.7, primarily due to negative volume mix of $13 and higher costs of $7, including higher maintenance costs and labor inflation. Operating margin of 26.6% decreased 370 bp from 30.3% in the prior year.
Equity affiliates’ income of $4.2 decreased 43%, or $3.2, driven by higher maintenance expense for one of our affiliates in China.

Europe

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$731.2	$791.9	($60.7)	(8%)
Operating income	197.6	145.8	51.8	36%
Operating margin	27.0%	18.4%		860	bp
Equity affiliates’ income	$20.7	$17.7	$3.0	17%
Adjusted EBITDA	266.5	207.8	58.7	28%
Adjusted EBITDA margin	36.4%	26.2%		1,020	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	9%
Price	(2%)
Energy cost pass-through to customers	(20%)
Currency	5%
Total Europe Sales Change	(8%)

Sales of $731.2 decreased 8%, or $60.7, due to lower energy cost pass-through to customers of 20%, which was driven by lower natural gas prices, and lower pricing of 2%. These impacts were partially offset by higher volumes of 9% and a favorable impact from currency of 5%. The volume improvement was driven by a facility in Uzbekistan that we acquired in the third quarter of fiscal year 2023. Currency positively impacted sales due to the weakening of the U.S. Dollar against the Euro.
Operating income of $197.6 increased 36%, or $51.8, primarily due to higher volumes of $51, a net pricing impact of $13 due to lower power costs, and favorable currency of $8, partially offset by higher costs of $20. The higher costs were driven by labor inflation and higher costs for planned maintenance. Operating margin of 27.0% increased 860 bp from 18.4% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by about 350 bp.
Equity affiliates’ income of $20.7 increased 17%, or $3.0, driven by affiliates in Italy and South Africa.
Middle East and India

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%
Sales	$35.4	$41.4	($6.0)	(14%)
Operating income	3.9	6.7	(2.8)	(42%)
Equity affiliates' income	92.9	64.1	28.8	45%
Adjusted EBITDA	103.4	77.4	26.0	34%

Sales of $35.4 decreased 14%, or $6.0, and operating income of $3.9 decreased 42%, or $2.8, primarily due to lower volumes.
Equity affiliates' income of $92.9 increased 45%, or $28.8, primarily due to a higher contribution from the JIGPC joint venture, which completed the second phase of the asset purchase associated with the Jazan gasification and power project in January 2023.

Corporate and other

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%
Sales	$184.9	$179.4	$5.5	3%
Operating loss	(100.2)	(79.4)	(20.8)	(26%)
Adjusted EBITDA	(83.8)	(62.3)	(21.5)	(35%)

Sales of $184.9 increased 3%, or $5.5, and reflected higher LNG sale of equipment activity. Despite higher sales, operating loss of $100.2 increased 26%, or $20.8, primarily due to higher costs for certain non-LNG sale of equipment projects.

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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans. We may also exclude certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future.
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

	Three Months Ended 31 December
Q1 2024 vs. Q1 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
Q1 2024 GAAP	$666.9	$158.4	($14.8)	$135.4	$609.3	$2.73
Q1 2023 GAAP	652.0	110.0	(0.6)	136.4	572.2	2.57
$ Change GAAP						$0.16
% Change GAAP						6%

Q1 2024 GAAP	$666.9	$158.4	($14.8)	$135.4	$609.3	$2.73
Non-service pension cost, net	—	—	24.9	6.2	18.7	0.08
Q1 2024 Non-GAAP ("Adjusted")	$666.9	$158.4	$10.1	$141.6	$628.0	$2.82

Q1 2023 GAAP	$652.0	$110.0	($0.6)	$136.4	$572.2	$2.57
Non-service pension cost, net	—	—	19.5	4.9	14.6	0.07
Q1 2023 Non-GAAP ("Adjusted")	$652.0	$110.0	$18.9	$141.3	$586.8	$2.64
$ Change Non-GAAP ("Adjusted")						$0.18
% Change Non-GAAP ("Adjusted")						7%

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended 31 December
	2023			2022
	$	Margin		$	Margin
Sales	$2,997.4			$3,174.7

Net income and net income margin	$621.6	20.7%		$583.8	18.4%
Add: Interest expense	53.5	1.8%		41.2	1.3%
Less: Other non-operating income (expense), net	(14.8)	(0.5%)		(0.6)	—%
Add: Income tax provision	135.4	4.5%		136.4	4.3%
Add: Depreciation and amortization	349.2	11.7%		321.5	10.1%
Adjusted EBITDA and adjusted EBITDA margin	$1,174.5	39.2%		$1,083.5	34.1%

Change GAAP
Net income $ change		$37.8
Net income % change		6%
Net income margin change		230	bp
Change Non-GAAP
Adjusted EBITDA $ change		$91.0
Adjusted EBITDA % change		8%
Adjusted EBITDA margin change		510	bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 31 December 2023 and 2022:

Americas

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$1,252.1	$1,384.2	($132.1)	(10%)

Operating income	$354.4	$343.0	$11.4	3%
Operating margin	28.3%	24.8%		350	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$354.4	$343.0
Add: Depreciation and amortization	169.7	156.0
Add: Equity affiliates' income	37.1	16.4
Adjusted EBITDA	$561.2	$515.4	$45.8	9%
Adjusted EBITDA margin	44.8%	37.2%		760	bp

Asia

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$793.8	$777.8	$16.0	2%

Operating income	$211.2	$235.9	($24.7)	(10%)
Operating margin	26.6%	30.3%		(370	bp)

Reconciliation of GAAP to Non-GAAP:
Operating income	$211.2	$235.9
Add: Depreciation and amortization	111.8	101.9
Add: Equity affiliates' income	4.2	7.4
Adjusted EBITDA	$327.2	$345.2	($18.0)	(5%)
Adjusted EBITDA margin	41.2%	44.4%		(320	bp)

Europe

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$731.2	$791.9	($60.7)	(8%)

Operating income	$197.6	$145.8	$51.8	36%
Operating margin	27.0%	18.4%		860	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$197.6	$145.8
Add: Depreciation and amortization	48.2	44.3
Add: Equity affiliates' income	20.7	17.7
Adjusted EBITDA	$266.5	$207.8	$58.7	28%
Adjusted EBITDA margin	36.4%	26.2%		1,020	bp

Middle East and India

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$35.4	$41.4	($6.0)	(14%)

Operating income	$3.9	$6.7	($2.8)	(42%)

Reconciliation of GAAP to Non-GAAP:
Operating income	$3.9	$6.7
Add: Depreciation and amortization	6.6	6.6
Add: Equity affiliates' income	92.9	64.1
Adjusted EBITDA	$103.4	$77.4	$26.0	34%

Corporate and other

	Three Months Ended
	31 December		Change vs. Prior Year
	2023	2022	$	%/bp
Sales	$184.9	$179.4	$5.5	3%

Operating loss	($100.2)	($79.4)	($20.8)	(26%)

Reconciliation of GAAP to Non-GAAP:
Operating loss	($100.2)	($79.4)
Add: Depreciation and amortization	12.9	12.7
Add: Equity affiliates' income	3.5	4.4
Adjusted EBITDA	($83.8)	($62.3)	($21.5)	(35%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 December
	2023	2022
Income tax provision	$135.4	$136.4
Income before taxes	757.0	720.2
Effective tax rate	17.9%	18.9%

Income tax provision	$135.4	$136.4
Non-service pension tax impact	6.2	4.9
Adjusted income tax provision	$141.6	$141.3

Income before taxes	$757.0	$720.2
Non-service pension cost, net	24.9	19.5
Adjusted income before taxes	$781.9	$739.7
Adjusted effective tax rate	18.1%	19.1%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2023	2022
Cash used for investing activities	$1,665.6	$256.2
Proceeds from sale of assets and investments	4.2	4.0
Purchases of investments	(55.5)	(19.2)
Proceeds from investments	120.1	591.5
Other investing activities	12.9	1.7
NGHC expenditures not funded by Air Products' equity(A)	(361.6)	(109.7)
Capital expenditures	$1,385.7	$724.5
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
As of 31 December 2023, we had $1,852.1 of foreign cash and cash items compared to total cash and cash items of $1,962.6. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Three Months Ended
	31 December
	2023	2022
Net income attributable to Air Products	$609.3	$572.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	349.2	321.5
Deferred income taxes	13.5	13.8
(Undistributed) distributed earnings of equity method investments	(41.5)	17.2
Gain on sale of assets and investments	(1.4)	(2.3)
Share-based compensation	13.8	16.1
Noncurrent lease receivables	20.0	19.4
Other adjustments	33.3	99.0
Changes in working capital accounts	(369.6)	(337.6)
Cash Provided by Operating Activities	$626.6	$719.3
For the first three months of fiscal year 2024, cash provided by operating activities was $626.6. The working capital accounts were a use of cash of $369.6, primarily driven by $268.5 from payables and accrued liabilities, $64.5 from other receivables, and $48.6 from inventories. The use of cash within payables and accrued liabilities primarily resulted from payments for incentive compensation under the fiscal year 2023 plan, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash within other receivables primarily relates to the payment of value added taxes incurred in the construction of our larger projects for which we will claim a refund in the near term. The use of cash within inventories primarily relates to purchases of helium.
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

Cash Flows From Investing Activities

	Three Months Ended
	31 December
	2023	2022
Additions to plant and equipment, including long-term deposits	($1,445.5)	($834.2)
Investment in financing receivables	(301.8)	—
Proceeds from sale of assets and investments	4.2	4.0
Purchases of investments	(55.5)	(19.2)
Proceeds from investments	120.1	591.5
Other investing activities	12.9	1.7
Cash Used for Investing Activities	($1,665.6)	($256.2)
For the first three months of fiscal year 2024, cash used for investing activities was $1,665.6. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $1,445.5 and an investment in financing receivables of $301.8. Refer to the Capital Expenditures section below for further detail. Proceeds from investments of $120.1 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $55.5.
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
Capital Expenditures
The components of our capital expenditures are detailed in the table below. Refer to page 45 for a definition of this non-GAAP measure as well as a reconciliation to cash used for investing activities.

	Three Months Ended
	31 December
	2023	2022
Additions to plant and equipment, including long-term deposits	$1,445.5	$834.2
Investment in financing receivables	301.8	—
NGHC expenditures not funded by Air Products' equity(A)	(361.6)	(109.7)
Capital Expenditures	$1,385.7	$724.5
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.
Capital expenditures for the first three months of fiscal year 2024 totaled $1,385.7 compared to $724.5 for the first three months of fiscal year 2023. The investment in financing receivables of $301.8 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities, and Note 18, Supplemental Information, to the consolidated financial statements, respectively, for additional information.
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
We continue to expect capital expenditures for fiscal year 2024 to be approximately $5.0 billion to $5.5 billion.

Cash Flows From Financing Activities

	Three Months Ended
	31 December
	2023	2022
Long-term debt proceeds	$810.4	$476.3
Payments on long-term debt	(54.8)	(195.9)
Net increase (decrease) in commercial paper and short-term borrowings	1,020.9	(4.1)
Dividends paid to shareholders	(388.9)	(359.4)
Proceeds from stock option exercises	5.3	14.0
Investments by noncontrolling interests	34.5	—
Other financing activities	(64.6)	(16.5)
Cash Provided by (Used for) Financing Activities	$1,362.8	($85.6)
For the first three months of fiscal year 2024, cash provided by financing activities was $1,362.8. The source of cash was primarily driven by net increase in commercial paper and short-term borrowings of $1,020.9 and long-term debt proceeds of $810.4, partially offset by dividend payments to shareholders of $388.9 and payments on long-term debt of $54.8.
For the first three months of fiscal year 2023, cash used for financing activities was $85.6. The use of cash was primarily driven by dividend payments to shareholders of $359.4 and payments on long-term debt of $195.9 partially offset by long-term debt proceeds of $476.3.
Financing and Capital Structure
Debt
Total debt increased from $10,305.8 as of 30 September 2023 to $12,107.7 as of 31 December 2023. The increase from 30 September 2023 was primarily due to the issuance of commercial paper as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. As of 31 December 2023, we classified our outstanding commercial paper, which totaled approximately $1.3 billion, as well as our 3.35% Senior Note of $400 maturing in July 2024 as long-term debt as we have the ability to refinance the debt under our $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which is further discussed below. Our current intent is to refinance this debt via the U.S. public debt market.
Total debt includes related party debt of $294.8 and $328.3 as of 31 December 2023 and 30 September 2023, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 December 2023, we were in compliance with all of the financial and other covenants under our debt agreements.
2021 Credit Agreement
We have a five-year $2.75 billion revolving credit agreement maturing 31 March 2026 with a syndicate of banks (the “2021 Credit Agreement”), under which senior unsecured debt is available to us and certain of our subsidiaries. The 2021 Credit Agreement provides a source of liquidity and supports our commercial paper program. No borrowings were outstanding under the 2021 Credit Agreement as of 31 December 2023. At this time, we do not expect to borrow from the facility.
The only financial covenant in the 2021 Credit Agreement is a maximum ratio of total debt to total capitalization (equal to total debt plus total equity) not to exceed 70%. The 2021 Credit Agreement defines total debt as the aggregate principal amount of all indebtedness, excluding limited recourse debt of any project financed subsidiary. Accordingly, this calculation does not consider borrowings associated with NGHC. Total debt to total capitalization was 38.7% and 36.6% as of 31 December 2023 and 30 September 2023, respectively.

Foreign Credit Facilities
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,611.4, of which $1,091.1 was borrowed and outstanding as of 31 December 2023. The amount borrowed and outstanding as of 30 September 2023 was $1,041.4.
NEOM Green Hydrogen Project Financing
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. The joint venture had borrowed $2.1 billion and $1.4 billion of the available financing as of 31 December 2023 and 30 September 2023, respectively. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
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
In January 2024, the Board of Directors increased the quarterly dividend to $1.77 per share, representing our 42nd consecutive year of dividend increases. The new dividend was declared on 25 January 2024 and is payable on 13 May 2024 to shareholders of record at the close of business on 1 April 2024.
PENSION BENEFITS
We and certain of our subsidiaries sponsor defined benefit pension plans and defined contribution plans that cover a substantial portion of our worldwide employees. The principal defined benefit pension plans are the U.S. salaried pension plan and the U.K. pension plan. These plans were closed to new participants in 2005, after which defined contribution plans were offered to new employees. The shift to defined contribution plans is expected to continue to reduce volatility of both plan expense and contributions. For additional information, refer to Note 9, Retirement Benefits, to the consolidated financial statements.
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended
	31 December
	2023	2022
Service cost	$5.2	$6.0
Non-service cost	24.9	19.5
Other	0.1	0.3
Net Periodic Cost	$30.2	$25.8
Net periodic cost was $30.2 and $25.8 for the three months ended 31 December 2023 and 2022, respectively. The increased costs versus the prior year were primarily attributable to non-service costs, which were driven by lower expected returns on plan assets due to a smaller beginning balance of plan assets and higher interest cost, partially offset by a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2024 and 2023 was not material.

Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2023 and 2022, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $12.0 and $8.0, respectively.
Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2023 Form 10-K. There were no changes to our accounting policies during the first three months of fiscal year 2024.
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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. During the first three months of fiscal year 2024, we recorded changes to project cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded a cumulative effect adjustment that unfavorably impacted operating income by approximately $30 for the three months ended 31 December 2023. There were no other changes to our estimates during the first three months of fiscal year 2024 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2023 Form 10-K.
Our net financial instrument position increased from a liability of $8,990.8 at 30 September 2023 to a liability of $11,662.0 at 31 December 2023. The increase was primarily due to the issuance of commercial paper as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. As of 31 December 2023, we classified the outstanding commercial paper, which totaled approximately $1.3 billion, as long-term debt as we have the ability to refinance the debt under our $2.75 billion revolving credit agreement maturing in 2026. Our current intent is to refinance this debt via the U.S. public debt market.
Interest Rate Risk
Our debt portfolio as of 31 December 2023, including the effect of currency and interest rate swap agreements, was composed of 73% fixed-rate debt and 27% variable-rate debt. Our debt portfolio as of 30 September 2023, including the effect of currency and interest rate swap agreements, was composed of 80% fixed-rate debt and 20% variable-rate debt. The increase in variable-rate debt was primarily driven by commercial paper of approximately $1.3 billion that was classified as long-term debt as of 31 December 2023.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 December 2023, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $879 and $728 in the net liability position of financial instruments at 31 December 2023 and 30 September 2023, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,030 and $845 in the net liability position of financial instruments at 31 December 2023 and 30 September 2023, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $33 and $21 of interest incurred per year at 31 December 2023 and 30 September 2023, respectively. A 100 bp decline in interest rates would lower interest incurred by $33 and $21 per year at 31 December 2023 and 30 September 2023, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 December 2023, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $369 and $308 in the net liability position of financial instruments at 31 December 2023 and 30 September 2023, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2023, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the first quarter of fiscal year 2024.

Item 6. Exhibits.
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards.†

	10.2	Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards.†

	10.3	Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan.†

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	5 February 2024