Form 10-Q
period 2024-03-31
Air Products & Chemicals, Inc.
filed 2024-04-30
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 March 2024 was 222,305,907.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 March 2024

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of U.S. Dollars, except for share and per share data)	2024	2023	2024	2023
Sales	$2,930.2	$3,200.1	$5,927.6	$6,374.8
Cost of sales	1,991.5	2,282.8	4,058.7	4,555.1
Selling and administrative expense	240.6	251.2	479.0	485.6
Research and development expense	25.4	27.2	51.1	51.6
Business and asset actions	57.0	185.6	57.0	185.6
Other income (expense), net	21.5	6.5	22.3	14.9
Operating Income	637.2	459.8	1,304.1	1,111.8
Equity affiliates' income	143.3	165.9	301.7	275.9
Interest expense	59.9	40.9	113.4	82.1
Other non-operating income (expense), net	(9.2)	(13.9)	(24.0)	(14.5)
Income Before Taxes	711.4	570.9	1,468.4	1,291.1
Income tax provision	130.5	121.0	265.9	257.4
Net Income	580.9	449.9	1,202.5	1,033.7
Net income attributable to noncontrolling interests	8.5	10.1	20.8	21.7
Net Income Attributable to Air Products	$572.4	$439.8	$1,181.7	$1,012.0

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$2.57	$1.98	$5.31	$4.55
Diluted earnings per share attributable to Air Products	$2.57	$1.97	$5.30	$4.54

Weighted Average Common Shares (in millions)
Basic	222.5	222.3	222.5	222.3
Diluted	222.7	222.7	222.8	222.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of U.S. Dollars)	2024	2023
Net Income	$580.9	$449.9
Other Comprehensive (Loss) Income, net of tax:
Translation adjustments, net of tax of $16.7 and ($10.6)	(223.8)	51.0
Net gain (loss) on derivatives, net of tax of $0.2 and ($0.6)	82.3	(14.6)
Reclassification adjustments:
Currency translation adjustment	—	(0.3)
Derivatives, net of tax of $10.6 and $1.9	34.8	5.8
Pension and postretirement benefits, net of tax of $4.5 and $4.7	13.6	14.4
Total Other Comprehensive (Loss) Income	(93.1)	56.3
Comprehensive Income	$487.8	$506.2
Net Income Attributable to Noncontrolling Interests	8.5	10.1
Other Comprehensive Income Attributable to Noncontrolling Interests	62.5	1.3
Comprehensive Income Attributable to Air Products	$416.8	$494.8

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2024	2023
Net Income	$1,202.5	$1,033.7
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($13.1) and ($48.6)	156.8	560.6
Net (loss) gain on derivatives, net of tax of $5.7 and $37.6	(78.8)	106.4
Pension and postretirement benefits, net of tax of $— and $2.4	—	6.7
Reclassification adjustments:
Currency translation adjustment	—	(0.3)
Derivatives, net of tax of ($2.2) and ($19.8)	(7.4)	(62.9)
Pension and postretirement benefits, net of tax of $8.7 and $8.4	27.3	26.3
Total Other Comprehensive Income	97.9	636.8
Comprehensive Income	$1,300.4	$1,670.5
Net Income Attributable to Noncontrolling Interests	20.8	21.7
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(75.6)	14.0
Comprehensive Income Attributable to Air Products	$1,355.2	$1,634.8
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of U.S. Dollars, except for share and per share data)	2024	2023
Assets
Current Assets
Cash and cash items	$2,535.0	$1,617.0
Short-term investments	102.8	332.2
Trade receivables, net	1,715.8	1,700.4
Inventories	721.2	651.8
Prepaid expenses	263.3	177.0
Other receivables and current assets	719.2	722.1
Total Current Assets	6,057.3	5,200.5
Investment in net assets of and advances to equity affiliates	4,758.9	4,617.8
Plant and equipment, at cost	35,913.2	32,746.3
Less: accumulated depreciation	15,912.7	15,274.2
Plant and equipment, net	20,000.5	17,472.1
Goodwill, net	883.2	861.7
Intangible assets, net	318.4	334.6
Operating lease right-of-use assets, net	998.8	974.0
Noncurrent lease receivables	458.6	494.7
Financing receivables	1,209.6	817.2
Other noncurrent assets	1,236.4	1,229.9
Total Noncurrent Assets	29,864.4	26,802.0
Total Assets(A)	$35,921.7	$32,002.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,783.0	$2,890.1
Accrued income taxes	156.2	131.2
Short-term borrowings	184.3	259.5
Current portion of long-term debt	937.5	615.0
Total Current Liabilities	4,061.0	3,895.8
Long-term debt	12,344.6	9,280.6
Long-term debt – related party	155.3	150.7
Noncurrent operating lease liabilities	652.1	631.1
Other noncurrent liabilities	1,092.5	1,118.0
Deferred income taxes	1,281.3	1,266.0
Total Noncurrent Liabilities	15,525.8	12,446.4
Total Liabilities(A)	19,586.8	16,342.2
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2024 and 2023 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,215.7	1,190.5
Retained earnings	17,690.0	17,289.7
Accumulated other comprehensive loss	(2,275.9)	(2,449.4)
Treasury stock, at cost (2024 - 27,149,677 shares; 2023 - 27,255,739 shares)	(1,965.8)	(1,967.3)
Total Air Products Shareholders’ Equity	14,913.4	14,312.9
Noncontrolling Interests(A)	1,421.5	1,347.4
Total Equity	16,334.9	15,660.3
Total Liabilities and Equity	$35,921.7	$32,002.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $3,178.7 and $2,256.8 as of 31 March 2024 and 30 September 2023, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $2,499.0 and $1,461.1 as of 31 March 2024 and 30 September 2023, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2024	2023
Operating Activities
Net income	$1,202.5	$1,033.7
Less: Net income attributable to noncontrolling interests	20.8	21.7
Net income attributable to Air Products	$1,181.7	$1,012.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	710.0	661.1
Deferred income taxes	6.9	29.0
Business and asset actions	57.0	185.6
Undistributed earnings of equity method investments	(118.2)	(78.1)
Gain on sale of assets and investments	(18.2)	(3.9)
Share-based compensation	28.5	31.2
Noncurrent lease receivables	40.2	39.5
Other adjustments	26.5	70.9
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	30.9	162.0
Inventories	(72.7)	(112.3)
Other receivables	(31.6)	(63.0)
Payables and accrued liabilities	(301.0)	(451.3)
Other working capital	(111.7)	(124.7)
Cash Provided by Operating Activities	$1,428.3	$1,358.0
Investing Activities
Additions to plant and equipment, including long-term deposits	(3,114.9)	(1,841.1)
Investment in and advances to unconsolidated affiliates	—	(912.0)
Investment in financing receivables	(392.4)	—
Proceeds from sale of assets and investments	20.2	7.2
Purchases of investments	(136.4)	(290.5)
Proceeds from investments	367.4	611.6
Other investing activities	30.1	(51.2)
Cash Used for Investing Activities	($3,226.0)	($2,476.0)
Financing Activities
Long-term debt proceeds	3,649.0	1,891.6
Payments on long-term debt	(64.7)	(596.0)
Decrease in commercial paper and short-term borrowings	(131.9)	(16.3)
Dividends paid to shareholders	(777.9)	(719.2)
Proceeds from stock option exercises	5.7	17.1
Investments by noncontrolling interests	142.6	72.8
Other financing activities	(110.3)	(46.6)
Cash Provided by Financing Activities	$2,712.5	$603.4
Effect of Exchange Rate Changes on Cash	3.2	46.0
Increase (Decrease) in cash and cash items	918.0	(468.6)
Cash and cash items – Beginning of year	1,617.0	2,711.0
Cash and Cash Items – End of Period	$2,535.0	$2,242.4
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended 31 March 2024
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	1,181.7	—	—	1,181.7	20.8	1,202.5
Other comprehensive income (loss)	—	—	—	173.5	—	173.5	(75.6)	97.9
Dividends on common stock ($3.52 per share)	—	—	(782.5)	—	—	(782.5)	—	(782.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.7)	(13.7)
Share-based compensation	—	29.5	—	—	—	29.5	—	29.5
Issuance of treasury shares for stock option and award plans	—	(4.5)	—	—	1.5	(3.0)	—	(3.0)
Investments by noncontrolling interests	—	—	—	—	—	—	142.6	142.6
Other equity transactions	—	0.2	1.1	—	—	1.3	—	1.3
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9

	Six Months Ended 31 March 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests(A)	Total Equity
Balance as of 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	1,012.0	—	—	1,012.0	21.7	1,033.7
Other comprehensive income	—	—	—	622.8	—	622.8	14.0	636.8
Dividends on common stock ($3.37 per share)	—	—	(748.5)	—	—	(748.5)	—	(748.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.6)	(5.6)
Share-based compensation	—	29.0	—	—	—	29.0	—	29.0
Issuance of treasury shares for stock option and award plans	—	(7.3)	—	—	8.5	1.2	—	1.2
Investments by noncontrolling interests	—	—	—	—	—	—	72.8	72.8
Other equity transactions(A)	—	0.3	(2.5)	—	—	(2.2)	(29.4)	(31.6)
Balance as of 31 March 2023	$249.4	$1,163.4	$16,781.3	($2,163.3)	($1,972.5)	$14,058.3	$631.9	$14,690.2
(A)"Other equity transactions" reflects a noncash adjustment recorded during the second quarter of fiscal year 2023 to convert investments attributable to the noncontrolling partner of the NEOM Green Hydrogen Company joint venture to shareholder loans.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended 31 March 2024
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 31 December 2023	$249.4	$1,200.0	$17,510.0	($2,120.3)	($1,966.1)	$14,873.0	$1,256.1	$16,129.1
Net income	—	—	572.4	—	—	572.4	8.5	580.9
Other comprehensive income	—	—	—	(155.6)	—	(155.6)	62.5	(93.1)
Dividends on common stock ($1.77 per share)	—	—	(393.5)	—	—	(393.5)	—	(393.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.7)	(13.7)
Share-based compensation	—	15.7	—	—	—	15.7	—	15.7
Issuance of treasury shares for stock option and award plans	—	(0.1)	—	—	0.3	0.2	—	0.2
Investments by noncontrolling interests	—	—	—	—	—	—	108.1	108.1
Other equity transactions	—	0.1	1.1	—	—	1.2	—	1.2
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9

	Three Months Ended 31 March 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests(A)	Total Equity
Balance as of 31 December 2022	$249.4	$1,148.4	$16,731.4	($2,218.3)	($1,975.2)	$13,935.7	$581.7	$14,517.4
Net income	—	—	439.8	—	—	439.8	10.1	449.9
Other comprehensive income	—	—	—	55.0	—	55.0	1.3	56.3
Dividends on common stock ($1.75 per share)	—	—	(388.7)	—	—	(388.7)	—	(388.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	14.8	—	—	—	14.8	—	14.8
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	2.7	2.8	—	2.8
Investments by noncontrolling interests	—	—	—	—	—	—	72.8	72.8
Other equity transactions(A)	—	0.1	(1.2)	—	—	(1.1)	(29.2)	(30.3)
Balance as of 31 March 2023	$249.4	$1,163.4	$16,781.3	($2,163.3)	($1,972.5)	$14,058.3	$631.9	$14,690.2
(A)"Other equity transactions" reflects a noncash adjustment recorded during the second quarter of fiscal year 2023 to convert investments attributable to the noncontrolling partner of the NEOM Green Hydrogen Company joint venture to shareholder loans.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Millions of U.S. Dollars, unless otherwise indicated

1. BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES
As used in this report, unless the context indicates otherwise, the terms “we”, “our”, “us”, the “Company”, "Air Products", or “registrant” include our controlled subsidiaries and affiliates.
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
Major Accounting Policies
Refer to our 2023 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first six months of fiscal year 2024.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Climate-Related Disclosures
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors", which includes final rules for providing qualitative and quantitative disclosures regarding certain climate-related topics on an annual basis. As a result of ongoing litigation in the U.S., the SEC issued an order in April 2024 to stay the effectiveness of the rules while judicial review is pending. If the rules are not overturned and take effect on schedule, prospective adoption will be permitted with phased-in compliance beginning with our Annual Report on Form 10-K for the fiscal year ending 30 September 2026. We are evaluating the impact these rules will have on our disclosures.
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
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. Under the financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. Borrowings under the financing are reflected net of unamortized discounts and debt issuance costs primarily within "Long-term debt" on our consolidated balance sheets. Total principal borrowings were $2,482.4 and $1,364.8 as of 31 March 2024 and 30 September 2023, respectively. The amount borrowed as of 31 March 2024 includes additional draws from the facilities that were outstanding as of 30 September 2023 as well as approximately $620 drawn from a 2.00% fixed-rate Saudi Riyal loan facility that matures in November 2040.
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

The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 March	30 September
	2024	2023
Assets
Cash and cash items	$174.9	$78.2
Trade receivables, net	4.6	—
Prepaid expenses	30.6	21.4
Other receivables and current assets	203.1	181.6
Total current assets	$413.2	$281.2
Plant and equipment, net	2,358.5	1,396.1
Operating lease right-of-use assets, net	228.8	228.9
Other noncurrent assets	178.2	350.6
Total noncurrent assets	$2,765.5	$1,975.6
Total assets	$3,178.7	$2,256.8
Liabilities
Payables and accrued liabilities	$174.3	$141.0
Accrued income taxes	2.7	0.6
Short-term borrowings	162.7	—
Total current liabilities	$339.7	$141.6
Long-term debt	2,114.3	1,274.4
Noncurrent operating lease liabilities	19.5	18.9
Other noncurrent liabilities	11.8	2.1
Deferred income taxes	13.7	24.1
Total noncurrent liabilities	$2,159.3	$1,319.5
Total liabilities	$2,499.0	$1,461.1
Equity
Accumulated other comprehensive income	$46.1	$77.7
Noncontrolling interests	748.1	723.6

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
We determined JIGPC is a VIE for which we exercise significant influence but are not the primary beneficiary as we do not have the power to direct the activities that are most significant to its economic performance. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Accordingly, we account for our 55% investment, which includes 4% that is attributable to the noncontrolling partner of APQ, under the equity method within the Middle East and India segment. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $2,876.2 and $2,862.2 as of 31 March 2024 and 30 September 2023, respectively. Our loss exposure is limited to our investment in the joint venture.
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

World Energy
In November 2023, we finalized an agreement to purchase a sustainable aviation fuel (“SAF”) facility in Paramount, California from World Energy. We determined the acquisition contains an embedded sales-type lease. As a result, we are accounting for the transaction as a financing arrangement and recorded a financing receivable of approximately $300 as of 31 March 2024.
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
During the first quarter of fiscal year 2024, we determined that World Energy is a VIE and our financing receivable represents a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers. As of 31 March 2024, our maximum exposure to loss is approximately $2.0 billion. This includes project-related spending of $1.4 billion that is primarily capitalized within “Plant and equipment, net” and approximately $285 for open purchase commitments, both of which relate to the SAF expansion project, as well as approximately $300 for our investment in the financing receivables discussed above.
4. BUSINESS AND ASSET ACTIONS
Our consolidated income statements for the three and six months ended 31 March 2024 and 2023 include charges of $57.0 ($43.8 after tax) and $185.6 ($153.7 attributable to Air Products after tax), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. Charges for business and asset actions are not recorded in segment results.
Global Cost Reduction Plan
During the second quarter of fiscal year 2024, we recognized an expense of $57.0 for severance and other postemployment benefits payable to employees identified under a global cost reduction plan. We originated this plan during the third quarter of fiscal year 2023, which resulted in an initial charge of $27.0. In total, approximately 1,100 employees globally are eligible to receive benefits under the plan. We estimated benefits payable according to our ongoing benefit arrangements.
The table below reconciles these charges to the carrying amount of the remaining accrual for unpaid benefits as of 31 March 2024. This balance primarily relates to the additional actions identified during the second quarter of fiscal year 2024. We expect to pay the majority of the remaining benefits over the next twelve months:

Third quarter fiscal year 2023 charge	$27.0
Cash payments	(6.8)
Currency translation adjustment	(0.4)
Amount accrued as of 30 September 2023(A)	$19.8
Second quarter fiscal year 2024 charge	57.0
Cash payments	(16.9)
Amount accrued as of 31 March 2024(A)	$59.9
(A)Reflected within "Payables and accrued liabilities" on our consolidated balance sheets.
Asset Actions
During the second quarter of fiscal year 2023, we recorded a noncash charge of $185.6 to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments. The assets written off included those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country.

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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the second quarter and first six months of fiscal years 2024 and 2023. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 31 March 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$695.5	$495.9	$194.5	$18.5	$—	$1,404.4	48%
Merchant	550.3	283.8	473.4	17.2	—	1,324.7	45%
Sale of equipment	—	—	—	—	201.1	201.1	7%
Total	$1,245.8	$779.7	$667.9	$35.7	$201.1	$2,930.2	100%

	Three Months Ended 31 March 2023

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$801.9	$490.3	$259.4	$22.8	$—	$1,574.4	49%
Merchant	571.2	323.6	493.5	22.0	—	1,410.3	44%
Sale of equipment	—	—	—	—	215.4	215.4	7%
Total	$1,373.1	$813.9	$752.9	$44.8	$215.4	$3,200.1	100%

	Six Months Ended 31 March 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,409.6	$999.1	$453.7	$36.0	$—	$2,898.4	48%
Merchant	1,088.3	574.4	945.4	35.1	—	2,643.2	45%
Sale of Equipment	—	—	—	—	386.0	386.0	7%
Total	$2,497.9	$1,573.5	$1,399.1	$71.1	$386.0	$5,927.6	100%

	Six Months Ended 31 March 2023

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,647.7	$948.0	$587.5	$41.6	$—	$3,224.8	51%
Merchant	1,109.6	643.7	957.3	44.6	—	2,755.2	43%
Sale of Equipment	—	—	—	—	394.8	394.8	6%
Total	$2,757.3	$1,591.7	$1,544.8	$86.2	$394.8	$6,374.8	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales during the three and six months ended 31 March 2024.

Remaining Performance Obligations
As of 31 March 2024, the transaction price allocated to remaining performance obligations is estimated to be approximately $27 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		31 March	30 September
	Balance Sheet Location	2024	2023
Assets
Contract assets – current	Other receivables and current assets	$97.2	$124.7
Contract fulfillment costs – current	Other receivables and current assets	109.8	89.0
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$396.1	$413.0
Contract liabilities – noncurrent	Other noncurrent liabilities	133.1	136.9
During the first six months of fiscal year 2024, we recognized sales of approximately $195 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2023.
6. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2024	2023
Finished goods	$220.5	$211.6
Work in process	33.3	28.4
Raw materials, supplies, and other	467.4	411.8
Inventories	$721.2	$651.8

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2024 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2023	$146.6	$171.9	$493.5	$15.8	$33.9	$861.7
Currency translation	(3.9)	0.7	24.7	—	—	21.5
Goodwill, net as of 31 March 2024	$142.7	$172.6	$518.2	$15.8	$33.9	$883.2

	31 March	30 September
	2024	2023
Goodwill, gross	$1,152.8	$1,158.4
Accumulated impairment losses(A)	(269.6)	(296.7)
Goodwill, net	$883.2	$861.7
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2024 is 2.6 years.

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
The table below summarizes our outstanding currency price risk management instruments:

	31 March 2024		30 September 2023
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,576.1	0.6	$4,463.2	0.7
Net investment hedges	884.4	2.0	864.0	2.5
Not designated	777.9	0.3	709.4	0.3
Total Forward Exchange Contracts	$6,238.4	0.8	$6,036.6	0.9
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,939.5 million ($2,092.7) at 31 March 2024 and €1,938.6 million ($2,049.7) at 30 September 2023. The designated foreign currency-denominated debt is presented within "Long-term debt" and "Current portion of long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 March 2024, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2024				30 September 2023
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	3.5	$800.0	SOFR	1.64%	4.0
Interest rate swaps (cash flow hedge)	$1,740.3	2.82%	SOFR	21.6	$1,182.5	2.82%	SOFR	22.1
Cross currency interest rate swaps (net investment hedge)	$29.0	5.39%	3.64%	0.7	$80.8	4.60%	3.65%	0.9
Cross currency interest rate swaps (cash flow hedge)	$449.3	5.02%	2.82%	2.3	$598.2	4.89%	3.22%	2.2
Cross currency interest rate swaps (not designated)	$22.4	5.39%	3.64%	0.7	$44.5	5.39%	3.54%	0.2
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 March	30 September	31 March	30 September
Balance Sheet Location	2024	2023	2024	2023
Long-term debt	$2,030.2	$2,011.4	($62.6)	($80.5)

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	31 March	30 September	Balance Sheet	31 March	30 September
	Location	2024	2023	Location	2024	2023
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$55.8	$50.2	Payables and accrued liabilities	$66.7	$94.1
Interest rate management contracts	Other receivables and current assets	7.2	13.0	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	9.0	19.8	Other noncurrent liabilities	16.3	25.7
Interest rate management contracts	Other noncurrent assets	184.4	300.8	Other noncurrent liabilities	65.2	87.0
Total Derivatives Designated as Hedging Instruments		$256.4	$383.8		$148.2	$206.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$7.3	$6.4	Payables and accrued liabilities	$4.2	$4.6
Interest rate management contracts	Other receivables and current assets	1.4	3.9	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.1	—	Other noncurrent liabilities	0.1	—
Total Derivatives Not Designated as Hedging Instruments		$8.8	$10.3		$4.3	$4.6
Total Derivatives		$265.2	$394.1		$152.5	$211.4
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Net Investment Hedging Relationships
Forward exchange contracts	$31.6	($15.3)	($0.2)	($62.4)
Foreign currency debt	48.2	(35.6)	(41.7)	(150.9)
Cross currency interest rate swaps	0.8	(3.2)	(1.1)	(13.8)
Total Amount Recognized in OCI	80.6	(54.1)	(43.0)	(227.1)
Tax effects	(19.6)	13.3	10.5	55.8
Net Amount Recognized in OCI	$61.0	($40.8)	($32.5)	($171.3)

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($63.5)	$5.3	$51.6	$194.1
Forward exchange contracts, excluded components	(3.4)	(5.9)	(12.4)	(11.5)
Other(A)	149.4	(14.6)	(112.3)	(38.6)
Total Amount Recognized in OCI	82.5	(15.2)	(73.1)	144.0
Tax effects	(0.2)	0.6	(5.7)	(37.6)
Net Amount Recognized in OCI	$82.3	($14.6)	($78.8)	$106.4
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$2,930.2	$3,200.1	$1,991.5	$2,282.8	$59.9	$40.9	($9.2)	($13.9)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.4)	$0.1	$0.5	$2.4	$—	$—	$48.3	($6.1)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.3	3.3
Other:
Amount reclassified from OCI into income	—	—	—	—	1.1	1.3	(9.4)	6.7
Total (Gain) Loss Reclassified from OCI to Income	(0.4)	0.1	0.5	2.4	1.1	1.3	44.2	3.9
Tax effects	0.1	—	(0.1)	(0.6)	(0.4)	(0.6)	(10.2)	(0.7)
Net (Gain) Loss Reclassified from OCI to Income	($0.3)	$0.1	$0.4	$1.8	$0.7	$0.7	$34.0	$3.2

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($8.2)	$12.8	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	8.2	(12.8)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Six Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$5,927.6	$6,374.8	$4,058.7	$4,555.1	$113.4	$82.1	($24.0)	($14.5)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.1)	$0.1	$1.8	$3.6	$—	$—	($26.6)	($123.9)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	11.0	5.3
Other:
Amount reclassified from OCI into income	—	—	—	—	2.4	2.8	1.9	29.4
Total (Gain) Loss Reclassified from OCI to Income	(0.1)	0.1	1.8	3.6	2.4	2.8	(13.7)	(89.2)
Tax effects	—	—	(0.4)	(0.8)	(0.9)	(1.1)	3.5	21.7
Net (Gain) Loss Reclassified from OCI to Income	($0.1)	$0.1	$1.4	$2.8	$1.5	$1.7	($10.2)	($67.5)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$17.9	$17.2	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(17.9)	(17.2)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—
The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	($2.9)	$0.7	$0.3	($1.1)
Other	—	—	(0.7)	0.8
Total (Gain) Loss Recognized in Income	($2.9)	$0.7	($0.4)	($0.3)

	Six Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward Exchange Contracts	$0.3	$1.3	($0.9)	($2.7)
Other	—	—	0.1	1.9
Total (Gain) Loss Recognized in Income	$0.3	$1.3	($0.8)	($0.8)

The amount of unrealized gains and losses related to cash flow hedges as of 31 March 2024 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $72.2 and $94.2 as of 31 March 2024 and 30 September 2023, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $225.5 and $345.0 as of 31 March 2024 and 30 September 2023, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.
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
The carrying values and fair values of financial instruments were as follows:

	31 March 2024		30 September 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$72.2	$72.2	$76.4	$76.4
Interest rate management contracts	193.0	193.0	317.7	317.7
Liabilities
Derivatives
Forward exchange contracts	$87.3	$87.3	$124.4	$124.4
Interest rate management contracts	65.2	65.2	87.0	87.0
Long-term debt, including current portion and related party	13,437.4	12,936.0	10,046.3	9,173.5
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 March 2024				30 September 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$72.2	$—	$72.2	$—	$76.4	$—	$76.4	$—
Interest rate management contracts	193.0	—	193.0	—	317.7	—	317.7	—
Total Assets at Fair Value	$265.2	$—	$265.2	$—	$394.1	$—	$394.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$87.3	$—	$87.3	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	65.2	—	65.2	—	87.0	—	87.0	—
Total Liabilities at Fair Value	$152.5	$—	$152.5	$—	$211.4	$—	$211.4	$—

10. DEBT
Issuance of Green Senior Notes
In February 2024, we issued green senior notes with an aggregate principal amount of $2.5 billion in a registered public offering. The proceeds from the notes were reduced by deferred financing charges and discounts of approximately $20, which are being amortized through interest expense over the life of the underlying bonds. We intend to use the net proceeds to finance or refinance existing or future projects that are expected to have environmental benefits as defined under our Green Finance Framework.
The interest rate, maturity, and carrying amount as of 31 March 2024 for each of these notes are summarized in the table below:

	Fiscal Year Maturities	31 March 2024
Senior Note 4.600%	2029	$750.0
Senior Note 4.750%	2031	600.0
Senior Note 4.850%	2034	1,150.0
Total		$2,500.0
Credit Facilities
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Credit Agreement”) as well as a 364-day $500 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026. Both agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. As of 31 March 2024, no borrowings were outstanding under either agreement.
Borrowings under both agreements bear interest at quoted market rates plus varying spreads based on our public debt ratings. Each agreement also requires a commitment fee on unused commitments based on our public debt ratings. Pricing terms under the 2024 Credit Agreement are also subject to sustainability-driven adjustments. There are no financial maintenance covenants in either agreement.
The 2024 Credit Agreement replaced our previous $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which was terminated upon execution of the 2024 Credit Agreement. No borrowings were outstanding under the 2021 Credit Agreement at the time of its termination, and no early termination penalties were incurred.
Related Party Debt
Total debt owed to related parties was $289.8 and $328.3 as of 31 March 2024 and 30 September 2023, respectively, of which $134.6 and $177.6, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company.

11. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and six months ended 31 March 2024 and 2023 were as follows:

	Pension Benefits
	2024			2023
Three Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$2.4	$2.8	$5.2	$2.8	$3.0	$5.8
Non-service cost:
Interest cost	33.7	15.0	48.7	32.5	14.9	47.4
Expected return on plan assets	(30.0)	(11.9)	(41.9)	(31.8)	(12.2)	(44.0)
Prior service cost amortization	0.3	0.3	0.6	0.3	0.1	0.4
Actuarial loss amortization	14.3	3.2	17.5	15.0	3.0	18.0
Settlements	—	0.2	0.2	0.9	0.2	1.1
Other	—	0.1	0.1	—	0.2	0.2
Net Periodic Cost	$20.7	$9.7	$30.4	$19.7	$9.2	$28.9

	Pension Benefits
	2024			2023
Six Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$4.8	$5.6	$10.4	$5.5	$6.3	$11.8
Non-service cost:
Interest cost	67.4	29.8	97.2	65.0	29.3	94.3
Expected return on plan assets	(60.0)	(23.5)	(83.5)	(63.6)	(24.0)	(87.6)
Prior service cost amortization	0.6	0.5	1.1	0.6	0.1	0.7
Actuarial loss amortization	28.6	6.4	35.0	29.8	6.0	35.8
Settlements	—	0.2	0.2	0.9	0.2	1.1
Curtailments	—	—	—	—	(1.9)	(1.9)
Other	—	0.2	0.2	—	0.5	0.5
Net Periodic Cost	$41.4	$19.2	$60.6	$38.2	$16.5	$54.7
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2024 and 2023 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the six months ended 31 March 2024 and 2023, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $19.2 and $15.4, respectively. Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.
During the three and six months ended 31 March 2024, we recognized actuarial gain amortization of $0.2 and $0.3, respectively, for our other postretirement benefits plan. During the three and six months ended 31 March 2023, we recognized actuarial gain amortization of $0.4 and $1.0, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $36 at 31 March 2024) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $36 at 31 March 2024) plus interest accrued thereon until final disposition of the proceedings.
Additionally, a Texas state court entered final judgment in our favor on 27 March 2024 for litigation involving disputed energy management charges related to Winter Storm Uri, a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. The judgement is subject to appeal and had no impact on our consolidated financial statements during the second quarter and first six months of fiscal year 2024.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 27 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 31 March 2024 and 30 September 2023 included an accrual of $62.2 and $64.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 26 years. We estimate the exposure for environmental loss contingencies to range from $62 to a reasonably possible upper exposure of $75 as of 31 March 2024.
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

Pace
At 31 March 2024, $36.3 of the environmental accrual was related to our facility in Pace, Florida.
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
In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility. The review was completed in conjunction with requirements to maintain financial assurance per the consent order issued by the FDEP discussed below. Based on our review, we expect ongoing activities to continue for 26 years. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in fiscal year 2020. There have been no significant changes to the estimated exposure range related to the Pace facility since fiscal year 2020.
We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was initiated in fiscal year 2023, with construction expected to begin in fiscal year 2025. In fiscal year 2025, we expect to connect groundwater recovery wells and ancillary equipment to the existing groundwater recovery system. Further, we expect additional future capital expenditures to consider the extended time horizon for remediation at the site.
Pasadena
At 31 March 2024, $10.4 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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

13. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the six months ended 31 March 2024, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 31 March 2024, there were 1.0 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Before-tax share-based compensation cost	$14.8	$15.5	$28.4	$32.4
Income tax benefit	(3.6)	(3.9)	(6.9)	(7.9)
After-tax share-based compensation cost	$11.2	$11.6	$21.5	$24.5
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first six months of fiscal years 2024 and 2023 was not material.
Deferred Stock Units
During the six months ended 31 March 2024, we granted 102,120 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2023 and ending 30 September 2026, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
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
In addition, during the six months ended 31 March 2024, we granted 139,425 time-based deferred stock units at a weighted average grant-date fair value of $272.05.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and six months ended 31 March 2024:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2023	$11.9	($1,548.7)	($583.5)	($2,120.3)
Other comprehensive income (loss) before reclassifications	82.3	(223.8)	—	(141.5)
Amounts reclassified from AOCL	34.8	—	13.6	48.4
Net current period other comprehensive income (loss)	117.1	(223.8)	13.6	(93.1)
Amount attributable to noncontrolling interests	75.6	(13.2)	0.1	62.5
Balance at 31 March 2024	$53.4	($1,759.3)	($570.0)	($2,275.9)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2023	$61.1	($1,913.3)	($597.2)	($2,449.4)
Other comprehensive (loss) income before reclassifications	(78.8)	156.8	—	78.0
Amounts reclassified from AOCL	(7.4)	—	27.3	19.9
Net current period other comprehensive (loss) income	(86.2)	156.8	27.3	97.9
Amount attributable to noncontrolling interests	(78.5)	2.8	0.1	(75.6)
Balance at 31 March 2024	$53.4	($1,759.3)	($570.0)	($2,275.9)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	($0.3)	$0.1	($0.1)	$0.1
Cost of sales	0.4	1.8	1.4	2.8
Interest expense	0.7	0.7	1.5	1.7
Other non-operating income (expense), net	34.0	3.2	(10.2)	(67.5)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$34.8	$5.8	($7.4)	($62.9)

Currency Translation Adjustment
Business and asset actions	$—	($0.3)	$—	($0.3)

Pension and Postretirement Benefits, net of tax(A)	$13.6	$14.4	$27.3	$26.3
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Numerator
Net income attributable to Air Products	$572.4	$439.8	$1,181.7	$1,012.0
Denominator (in millions)
Weighted average common shares — Basic	222.5	222.3	222.5	222.3
Effect of dilutive securities
Employee stock option and other award plans	0.2	0.4	0.3	0.4
Weighted average common shares — Diluted	222.7	222.7	222.8	222.7

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$2.57	$1.98	$5.31	$4.55
Diluted EPS attributable to Air Products	$2.57	$1.97	$5.30	$4.54
Outstanding share-based awards of 0.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended 31 March 2024. For 2023, there were no antidilutive outstanding share-based awards.
16. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $75 and $170 for the three and six months ended 31 March 2024, respectively, and $105 and $185 for the three and six months ended 31 March 2023, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 March 2024 and 30 September 2023, our consolidated balance sheets included related party trade receivables of approximately $125 and $80, respectively.
Uzbekistan Asset Purchase
On 25 May 2023, we entered into an investment agreement with the Government of the Republic of Uzbekistan and Uzbekneftegaz JSC (“UNG”) to purchase a natural gas-to-syngas processing facility in Qashqadaryo Province, Uzbekistan, for $1 billion. Under the agreement, Air Products will acquire, own, and operate the facility and supply all offtake products to UNG under a 15-year on-site contract, with UNG supplying the feedstock natural gas and utilities. Throughout this term, we receive a fixed monthly fee (regardless of whether UNG requires the output) comprised of two components: a plant capacity fee and an operating and maintenance fee.
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our progress payments of approximately $910, of which $100 was paid during the first quarter of fiscal year 2024, are reflected within "Financing receivables" on our consolidated balance sheet as of 31 March 2024.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates that unfavorably impacted operating income by approximately $35 and $65 for the three and six months ended 31 March 2024, respectively, and approximately $35 and $60 for the three and six months ended 31 March 2023, respectively.

Income Taxes
Our effective tax rate was 18.3% and 18.1% for the three and six months ended 31 March 2024, respectively, and 21.2% and 19.9% for the three and six months ended 31 March 2023, respectively.
Income tax payments, net of refunds, were $321.8 and $327.0 for the six months ended 31 March 2024 and 2023, respectively.
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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 March 2024
Sales	$1,245.8	$779.7	$667.9	$35.7	$201.1	$2,930.2	(A)
Operating income (loss)	371.9	203.6	201.0	5.6	(87.9)	694.2	(B)
Depreciation and amortization	174.1	116.4	50.8	6.7	12.8	360.8
Equity affiliates' income	44.2	8.3	11.7	73.9	5.2	143.3
Three Months Ended 31 March 2023
Sales	$1,373.1	$813.9	$752.9	$44.8	$215.4	$3,200.1	(A)
Operating income (loss)	324.2	233.0	173.2	1.3	(86.3)	645.4	(B)
Depreciation and amortization	161.7	110.0	48.3	6.6	13.0	339.6
Equity affiliates' income	28.1	7.3	29.5	98.9	2.1	165.9
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the "Reconciliation to Consolidated Results" section below.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Six Months Ended 31 March 2024
Sales	$2,497.9	$1,573.5	$1,399.1	$71.1	$386.0	$5,927.6	(A)
Operating income (loss)	726.3	414.8	398.6	9.5	(188.1)	1,361.1	(B)
Depreciation and amortization	343.8	228.2	99.0	13.3	25.7	710.0
Equity affiliates' income	81.3	12.5	32.4	166.8	8.7	301.7
Six Months Ended 31 March 2023
Sales	$2,757.3	$1,591.7	$1,544.8	$86.2	$394.8	$6,374.8	(A)
Operating income (loss)	667.2	468.9	319.0	8.0	(165.7)	1,297.4	(B)
Depreciation and amortization	317.7	211.9	92.6	13.2	25.7	661.1
Equity affiliates' income	44.5	14.7	47.2	163.0	6.5	275.9

Total Assets
31 March 2024	$11,372.6	$7,203.3	$5,113.2	$6,835.9	$5,396.7	$35,921.7
30 September 2023	9,927.5	7,009.6	4,649.8	5,708.4	4,707.2	32,002.5
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B) Refer to the "Reconciliation to Consolidated Results" section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income	2024	2023	2024	2023
Total	$694.2	$645.4	$1,361.1	$1,297.4
Business and asset actions	(57.0)	(185.6)	(57.0)	(185.6)
Consolidated Operating Income	$637.2	$459.8	$1,304.1	$1,111.8

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 52.
Comparisons included in the discussion that follows are for the second quarter and first six months of fiscal year 2024 versus ("vs.") the second quarter and first six months of fiscal year 2023. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2023 Form 10-K.
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

SECOND QUARTER 2024 VS. SECOND QUARTER 2023
SECOND QUARTER 2024 IN SUMMARY
•Sales of $2,930.2 decreased 8%, or $269.9, as lower energy cost pass-through to customers of 6%, lower volumes of 2%, and an unfavorable impact from currency of 1% were partially offset by higher pricing of 1%.
•Operating income of $637.2 increased 39%, or $177.4, as lower costs and positive pricing were partially offset by lower volumes and unfavorable currency impacts. Operating margin of 21.7% increased 730 basis points ("bp") due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Equity affiliates' income of $143.3 decreased 14%, or $22.6, as lower contributions from affiliates in our Europe and Middle East and India segments were partially offset by higher income from affiliates in the Americas segment.
•Net income of $580.9 increased 29%, or $131.0, primarily due to lower costs and positive pricing, partially offset by lower equity affiliates' income, lower volumes, and higher interest expense. Net income margin of 19.8% increased 570 bp due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Adjusted EBITDA of $1,198.3 increased 4%, or $47.4, and adjusted EBITDA margin of 40.9% increased 490 bp.
•Diluted EPS of $2.57 increased 30%, or $0.60 per share. Diluted EPS for the second quarter of fiscal years 2024 and 2023 included unfavorable impacts from business and asset actions as well as non-service related pension costs. On a non-GAAP basis, adjusted diluted EPS of $2.85 increased 4%, or $0.11 per share. A summary table of changes in diluted EPS is presented below.
•In January 2024, the Board of Directors increased the quarterly dividend to $1.77 per share, representing our 42nd consecutive year of dividend increases.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Three Months Ended
	31 March		Increase
	2024	2023	(Decrease)
Diluted EPS	$2.57	$1.97	$0.60
Operating Impacts
Underlying business
Volume			(0.07)
Price, net of variable costs			0.16
Other costs			0.12
Currency			(0.03)
Business and asset actions			0.49
Total Operating Impacts			$0.67
Other Impacts
Equity affiliates' income			($0.08)
Interest expense			(0.07)
Other non-operating income/expense, net			0.02
Change in effective tax rate			0.03
Noncontrolling interests			0.03
Total Other Impacts			($0.07)
Total Change in Diluted EPS			$0.60
% Change from prior year			30%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the second quarter of fiscal years 2024 and 2023:

	Three Months Ended
	31 March		Increase
	2024	2023	(Decrease)
Diluted EPS	$2.57	$1.97	$0.60
Business and asset actions	0.20	0.69	(0.49)
Non-service pension cost, net	0.08	0.08	—
Adjusted Diluted EPS	$2.85	$2.74	$0.11
% Change from prior year			4%

SECOND QUARTER 2024 RESULTS OF OPERATIONS
Discussion of Second Quarter Consolidated Results

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%/bp
GAAP Measures
Sales	$2,930.2	$3,200.1	($269.9)	(8%)
Operating income	637.2	459.8	177.4	39%
Operating margin	21.7%	14.4%		730	bp
Equity affiliates’ income	$143.3	$165.9	($22.6)	(14%)
Net income	580.9	449.9	131.0	29%
Net income margin	19.8%	14.1%		570	bp
Non-GAAP Measures
Adjusted EBITDA	$1,198.3	$1,150.9	$47.4	4%
Adjusted EBITDA margin	40.9%	36.0%		490	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(2%)
Price	1%
Energy cost pass-through to customers	(6%)
Currency	(1%)
Total Consolidated Sales Change	(8%)
Sales of $2,930.2 decreased 8%, or $269.9, as lower energy cost pass-through to customers of 6% driven by lower natural gas prices in the Americas and Europe segments, lower volumes of 2%, and an unfavorable impact from currency of 1% were partially offset by higher pricing of 1%. Volume was down overall primarily due to weaker merchant demand, which was partially offset by higher demand for hydrogen as well as contributions from new on-site assets.
Cost of Sales and Gross Margin
Cost of sales of $1,991.5 decreased 13%, or $291.3, due to lower energy cost pass-through to customers of $201, lower costs associated with sales volumes of $43, lower other costs of $28 driven by lower power costs in our merchant business, and a favorable impact from currency of $19. Gross margin of 32.0% increased 330 bp from 28.7% in the prior year primarily due to lower energy cost pass-through to customers, which favorably impacted margin by approximately 200 bp.
Selling and Administrative Expense
Selling and administrative expense of $240.6 decreased 4%, or $10.6, primarily due to lower incentive compensation. Selling and administrative expense as a percentage of sales increased to 8.2% from 7.8% in the prior year.
Research and Development Expense
Research and development expense of $25.4 decreased 7%, or $1.8. Research and development expense as a percentage of sales increased to 0.9% from 0.8% in the prior year.

Business and Asset Actions
Our consolidated income statements for the three months ended 31 March 2024 and 2023 include charges of $57.0 ($43.8 after tax, or $0.20 per share) and $185.6 ($153.7 attributable to Air Products after tax, or $0.69 per share), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. Charges for business and asset actions are not recorded in segment results.
The current year charge of $57.0 was for severance and other postemployment benefits payable to employees identified under a global cost reduction plan that was initiated in June 2023. The prior year charge of $185.6 resulted from the noncash write-off of assets related to our withdrawal from projects in Indonesia and Ukraine.
Other Income (Expense), Net
Other income of $21.5 increased $15.0 primarily due to higher income from the sale of assets.
Operating Income and Operating Margin
Operating income of $637.2 increased 39%, or $177.4, as lower charges for business and asset actions of $129, positive pricing, net of power and fuel costs, of $45, and lower other costs of $32 were partially offset by lower volumes of $20 and an unfavorable impact from currency of $8. The lower costs included favorable non-recurring items such as sales of assets as well as lower incentive compensation and distribution costs, partially offset by the impact of labor inflation. Operating margin of 21.7% increased 730 bp from 14.4% in the prior year due to the factors above as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 150 basis points.
Equity Affiliates' Income
Equity affiliates' income of $143.3 decreased 14%, or $22.6, as lower contributions from affiliates in our Europe and Middle East and India segments were partially offset by higher income from affiliates in the Americas segment.
Interest Expense

	Three Months Ended
	31 March
	2024	2023
Interest incurred	$125.5	$64.1
Less: Capitalized interest	65.6	23.2
Interest expense	$59.9	$40.9
Interest incurred increased 96%, or $61.4, primarily due to a higher debt balance from senior notes that were issued in March 2023 and February 2024 to fund projects under our Green Finance Framework as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased $42.4 due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $9.2 decreased 34%, or $4.7, as higher interest income on cash and cash items and short-term investments was partially offset by higher non-service pension costs.
Net Income and Net Income Margin
Net income of $580.9 increased 29%, or $131.0, primarily due to lower charges for business and asset actions, favorable pricing, and lower other costs, partially offset by lower equity affiliates' income, lower volumes, and higher interest expense. Net income margin of 19.8% increased 570 bp from 14.1% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 150 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,198.3 increased 4%, or $47.4, as higher pricing and lower costs were partially offset by lower equity affiliates' income. Adjusted EBITDA margin of 40.9% increased 490 bp from 36.0% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by about 250 bp.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 18.3% and 21.2% for the three months ended 31 March 2024 and 2023, respectively. Our current quarter rate was lower primarily due to a discrete tax impact recorded in the prior year from business and asset actions further discussed below as well as earning a greater share of income in jurisdictions with lower tax rates and the impact from equity affiliates' income.
In the prior year, we recognized a charge of $185.6 ($153.7 attributable to Air Products after tax) related to various business and asset actions. Refer to Note 4, Business and Asset Actions, for additional information. This charge included certain losses for which we could not recognize an income tax benefit. Therefore, we recorded a valuation allowance of $31.7 against deferred tax assets resulting from the charge. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary.
Our adjusted effective tax rate, which excludes the impact of the business and asset actions discussed above as well as the non-service components of net periodic cost for our defined benefit pension plans, was 18.9% and 19.7% for the three months ended 31 March 2024 and 2023, respectively. The current quarter rate was lower due to the higher income in jurisdictions with lower tax rates as well as the impact from equity affiliates' income.
Discussion of Second Quarter Results by Business Segment
Americas

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$1,245.8	$1,373.1	($127.3)	(9%)
Operating income	371.9	324.2	47.7	15%
Operating margin	29.9%	23.6%		630	bp
Equity affiliates’ income	$44.2	$28.1	$16.1	57%
Adjusted EBITDA	590.2	514.0	76.2	15%
Adjusted EBITDA margin	47.4%	37.4%		1,000	bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	1%
Price	3%
Energy cost pass-through to customers	(12%)
Currency	(1%)
Total Americas Sales Change	(9%)

Sales of $1,245.8 decreased 9%, or $127.3, due to lower energy cost pass-through to customers of 12% driven by lower natural gas prices in North America and an unfavorable impact from currency of 1%, partially offset higher pricing of 3% and higher volumes of 1%. Volumes improved modestly as higher demand for hydrogen in our on-site business was partially offset by weaker merchant volume.
Operating income of $371.9 increased 15%, or $47.7, primarily due to positive pricing, net of power and fuel costs, of $37 and favorable volumes of $19, partially offset by higher costs of $7. Higher costs for labor inflation were partially offset by lower incentive compensation. Operating margin of 29.9% increased 630 bp from 23.6% in the prior year due to these factors as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 300 basis points.
Equity affiliates’ income of $44.2 increased 57%, or $16.1, driven by higher income from an affiliate in Mexico as well as recognition of our share of income from an asset sale.

Asia

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$779.7	$813.9	($34.2)	(4%)
Operating income	203.6	233.0	(29.4)	(13%)
Operating margin	26.1%	28.6%		(250	bp)
Equity affiliates’ income	$8.3	$7.3	$1.0	14%
Adjusted EBITDA	328.3	350.3	(22.0)	(6%)
Adjusted EBITDA margin	42.1%	43.0%		(90	bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	(1%)
Price	—%
Energy cost pass-through to customers	1%
Currency	(4%)
Total Asia Sales Change	(4%)

Sales of $779.7 decreased 4%, or $34.2, due to an unfavorable impact from currency of 4% driven by strengthening of the U.S. Dollar against the Chinese Renminbi and lower volumes of 1%, partially offset by higher energy cost pass-through to customers of 1%. Volumes declined as weak economic growth in China and lower demand for merchant products more than offset higher on-site volumes, which included contributions from several new industrial gas plants. Pricing was flat versus the prior year.
Operating income of $203.6 decreased 13%, or $29.4, primarily due to lower volumes, including unfavorable business mix, of $21 and an unfavorable currency impact of $10, partially offset by lower costs of $5. Lower distribution costs were partially offset by labor inflation. Operating margin of 26.1% decreased 250 bp from 28.6% in the prior year.
Equity affiliates’ income of $8.3 increased 14%, or $1.0, driven by higher income from an affiliate in Thailand.

Europe

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$667.9	$752.9	($85.0)	(11%)
Operating income	201.0	173.2	27.8	16%
Operating margin	30.1%	23.0%		710	bp
Equity affiliates’ income	$11.7	$29.5	($17.8)	(60%)
Adjusted EBITDA	263.5	251.0	12.5	5%
Adjusted EBITDA margin	39.5%	33.3%		620	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(6%)
Price	(1%)
Energy cost pass-through to customers	(6%)
Currency	2%
Total Europe Sales Change	(11%)

Sales of $667.9 decreased 11%, or $85.0, due to lower energy cost pass-through to customers of 6% driven by lower natural gas prices across the region, lower volumes of 6%, and lower pricing of 1%, partially offset by a favorable impact from currency of 2%. Volumes were lower due to weak merchant demand as well as a planned maintenance outage, which were partially offset by contributions from an on-site facility in Uzbekistan that we acquired in the third quarter of fiscal year 2023. Currency positively impacted sales primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound Sterling.
Operating income of $201.0 increased 16%, or $27.8, primarily due to pricing, net of lower power and fuel costs, of $11, lower other costs of $10, and a favorable currency impact of $4. Other costs were favorable primarily due to higher income from the sale of assets as well as lower distribution costs, partially offset by higher costs for labor inflation. Operating margin of 30.1% increased 710 bp from 23.0% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 200 bp, and favorable business mix.
Equity affiliates’ income of $11.7 decreased 60%, or $17.8, driven by prior year non-recurring items for our affiliate in Italy.

Middle East and India

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%
Sales	$35.7	$44.8	($9.1)	(20%)
Operating income	5.6	1.3	4.3	331%
Equity affiliates' income	73.9	98.9	(25.0)	(25%)
Adjusted EBITDA	86.2	106.8	(20.6)	(19%)

Sales of $35.7 decreased 20%, or $9.1, primarily due to lower volumes. Operating income of $5.6 increased $4.3 as lower costs, including planned maintenance, more than offset the lower volumes.
Equity affiliates' income of $73.9 decreased 25%, or $25.0, primarily due to higher interest and other operating costs related to the Jazan gasification and power project.

Corporate and other

	Three Months Ended
	31 March		Change vs. Prior Year
	2024	2023	$	%
Sales	$201.1	$215.4	($14.3)	(7%)
Operating loss	(87.9)	(86.3)	(1.6)	(2%)
Adjusted EBITDA	(69.9)	(71.2)	1.3	2%

Sales of $201.1 decreased 7%, or $14.3, and operating loss of $87.9 increased 2%, or $1.6, primarily due to lower non-LNG sale of equipment activity. The negative impact to operating loss was partially offset by lower corporate costs.

FIRST SIX MONTHS 2024 VS. FIRST SIX MONTHS 2023
FIRST SIX MONTHS 2024 IN SUMMARY
•Sales of $5,927.6 decreased 7%, or $447.2, as lower energy cost pass-through to customers of 9% was partially offset by higher pricing of 1% and higher volumes of 1%.
•Operating income of $1,304.1 increased 17%, or $192.3, as lower charges for business and asset actions, positive pricing, and higher volumes were partially offset by higher other costs and unfavorable currency. Operating margin of 22.0% increased 460 bp due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Equity affiliates' income of $301.7 increased 9%, or $25.8, primarily due to higher income from our affiliate in Mexico.
•Net income of $1,202.5 increased 16%, or $168.8, primarily due to lower charges for business and asset actions, favorable pricing, and higher equity affiliates' income, partially offset by higher interest expense and higher other costs. Net income margin of 20.3% increased 410 bp due to these factors as well as a positive impact from lower energy cost pass-through to customers.
•Adjusted EBITDA of $2,372.8 increased 6%, or $138.4, and adjusted EBITDA margin of 40.0% increased 490 bp.
•Diluted EPS of $5.30 increased 17%, or $0.76 per share. Diluted EPS for the first half of fiscal years 2024 and 2023 included unfavorable impacts from business and asset actions as well as non-service related pension costs. On a non-GAAP basis, adjusted diluted EPS of $5.67 increased 5%, or $0.29 per share. A summary table of changes in diluted EPS is presented below.
•In January 2024, the Board of Directors increased the quarterly dividend to $1.77 per share, representing our 42nd consecutive year of dividend increases.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

	Six Months Ended
	31 March		Increase
	2024	2023	(Decrease)
Diluted EPS	$5.30	$4.54	$0.76

Operating Impacts
Underlying business
Volume			$0.04
Price, net of variable costs			0.31
Other costs			(0.09)
Currency			(0.03)
Business and asset actions			0.49
Total Operating Impacts			$0.72
Other Impacts
Equity affiliates' income			$0.09
Interest expense			(0.11)
Other non-operating income/expense, net, excluding discrete item below			(0.01)
Non-service pension cost, net			(0.03)
Change in effective tax rate			0.06
Noncontrolling interests			0.03
Total Other Impacts			$0.03
Total Change in Diluted EPS			$0.76
% Change from prior year			17%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first six months of fiscal years 2024 and 2023:

	Six Months Ended
	31 March		Increase
	2024	2023	(Decrease)
Diluted EPS	$5.30	$4.54	$0.76
Business and asset actions	0.20	0.69	(0.49)
Non-service pension cost, net	0.17	0.14	0.03
Adjusted Diluted EPS	$5.67	$5.38	$0.29
% Change from prior year			5%

FIRST SIX MONTHS 2024 RESULTS OF OPERATIONS
Discussion of First Six Months Consolidated Results

	Six Months Ended
	31 March		Changes
	2024	2023	$	%/bp
GAAP Measures
Sales	$5,927.6	$6,374.8	($447.2)	(7%)
Operating income	1,304.1	1,111.8	192.3	17%
Operating margin	22.0%	17.4%		460	bp
Equity affiliates’ income	$301.7	$275.9	$25.8	9%
Net income	1,202.5	1,033.7	168.8	16%
Net income margin	20.3%	16.2%		410	bp
Non-GAAP Measures
Adjusted EBITDA	$2,372.8	$2,234.4	$138.4	6%
Adjusted EBITDA margin	40.0%	35.1%		490	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	1%
Price	1%
Energy cost pass-through to customers	(9%)
Currency	—%
Total Consolidated Sales Change	(7%)
Sales of $5,927.6 decreased 7%, or $447.2, as lower energy cost pass-through to customers of 9% driven by lower natural gas prices in the Americas and Europe segments was partially offset by higher volumes of 1% and higher pricing of 1%. Volumes improved modestly as strong demand for hydrogen and contributions from new assets in our on-site business were partially offset by weaker merchant demand. Currency was flat versus the prior year.
Cost of Sales and Gross Margin
Cost of sales of $4,058.7 decreased 11%, or $496.4, due to lower energy cost pass-through to customers of $542, partially offset by higher costs associated with sales volumes of $35 and an unfavorable impact from currency of $11. Other costs were flat as lower power costs in our merchant business across most regions offset labor inflation and higher planned maintenance. Gross margin of 31.5% increased 300 bp from 28.5% in the prior year primarily due to lower energy cost pass-through to customers, which favorably impacted margin by approximately 250 bp.
Selling and Administrative Expense
Selling and administrative expense of $479.0 decreased 1%, or $6.6, as lower incentive compensation was mostly offset by labor inflation. Selling and administrative expense as a percentage of sales increased to 8.1% from 7.6% in the prior year.
Research and Development Expense
Research and development expense of $51.1 decreased 1%, or $0.5. Research and development expense as a percentage of sales increased to 0.9% from 0.8% in the prior year.

Business and Asset Actions
Our consolidated income statements for the six months ended 31 March 2024 and 2023 include charges of $57.0 ($43.8 after tax, or $0.20 per share) and $185.6 ($153.7 attributable to Air Products after tax, or $0.69 per share), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. Charges for business and asset actions are not recorded in segment results.
The current year charge of $57.0 was for severance and other postemployment benefits payable to employees identified under a global cost reduction plan that was initiated in June 2023. The prior year charge of $185.6 resulted from the noncash write-off of assets related to our withdrawal from projects in Indonesia and Ukraine.
Other Income (Expense), Net
Other income of $22.3 increased 50%, or $7.4, as higher income from the sale of assets was partially offset by an unfavorable foreign exchange impact from the devaluation of the Argentine peso during the first quarter.
Operating Income and Operating Margin
Operating income of $1,304.1 increased 17%, or $192.3, as lower charges for business and asset actions of $129, positive pricing, net of power and fuel costs, of $86, and higher volumes of $11 were partially offset by higher other costs of $25 and an unfavorable impact from currency of $8. The higher other costs were driven by labor inflation and higher planned maintenance, partially offset by lower incentive compensation as well as higher income from the sale of assets. Operating margin of 22.0% increased 460 bp from 17.4% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 150 basis points.
Equity Affiliates' Income
Equity affiliates' income of $301.7 increased 9%, or $25.8, primarily due to higher income from our affiliate in Mexico.
Interest Expense

	Six Months Ended
	31 March
	2024	2023
Interest incurred	$234.1	$120.4
Less: Capitalized interest	120.7	38.3
Interest expense	$113.4	$82.1
Interest incurred increased 94%, or $113.7, primarily due to a higher debt balance from senior notes that were issued in March 2023 and February 2024 to fund projects under our Green Finance Framework as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased $82.4 due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), net
Other non-operating expense of $24.0 increased 66%, or $9.5, as higher non-service pension costs were partially offset by higher interest income on cash and cash items and short-term investments.
Net Income and Net Income Margin
Net income of $1,202.5 increased 16%, or $168.8, primarily due to lower charges for business and asset actions, favorable pricing, and higher equity affiliates' income, partially offset by higher interest expense and higher other costs. Net income margin of 20.3% increased 410 bp from 16.2% in the prior year due to these factors as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 150 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $2,372.8 increased 6%, or $138.4, as higher pricing, volumes, and equity affiliates' income were partially offset by higher costs. Adjusted EBITDA margin of 40.0% increased 490 bp from 35.1% in the prior year due to these factors as well as lower energy cost pass-through to customers, which positively impacted margin by approximately 300 bp.

Effective Tax Rate
Our effective tax rate was 18.1% and 19.9% for the six months ended 31 March 2024 and 2023, respectively. Our current quarter rate was lower primarily due to a discrete tax impact recorded in the prior year from business and asset actions further discussed below as well as earning a greater share of income in jurisdictions with lower tax rates and the impact from equity affiliates' income.
In the prior year, we recognized a charge of $185.6 ($153.7 attributable to Air Products after tax) related to various business and asset actions. Refer to Note 4, Business and Asset Actions, for additional information. This charge included certain losses for which we could not recognize an income tax benefit. Therefore, we recorded a valuation allowance of $31.7 against deferred tax assets resulting from the charge. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary.
Our adjusted effective tax rate, which excludes the impact of the business and asset actions discussed above as well as the non-service components of net periodic cost for our defined benefit pension plans, was 18.5% and 19.4% for the six months ended 31 March 2024 and 2023, respectively. The current year rate was lower due to the higher income in jurisdictions with lower tax rates as well as the impact from equity affiliates' income.
Discussion of First Six Months Results by Business Segment
Americas

	Six Months Ended
	31 March		Changes
	2024	2023	$		%/bp
Sales	$2,497.9	$2,757.3	($259.4)		(9%)
Operating income	726.3	667.2	59.1		9%
Operating margin	29.1%	24.2%		490	bp
Equity affiliates’ income	$81.3	$44.5	$36.8		83%
Adjusted EBITDA	1,151.4	1,029.4	122.0		12%
Adjusted EBITDA margin	46.1%	37.3%			880 bp

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	2%
Price	2%
Energy cost pass-through to customers	(13%)
Currency	—%
Total Americas Sales Change	(9%)

Sales of $2,497.9 decreased 9%, or $259.4, as lower energy cost pass-through to customers of 13% driven by lower natural gas prices in North America was partially offset by higher volumes of 2% and higher pricing of 2%. Volumes improved modestly as higher demand for hydrogen in our on-site business was partially offset by weaker merchant volume. Currency was flat versus the prior year.
Operating income of $726.3 increased 9%, or $59.1, primarily due to positive pricing, net of power and fuel costs, of $70 and favorable volumes of $31, partially offset by higher costs of $41. The higher costs were driven by higher planned maintenance and labor inflation, partially offset by lower incentive compensation. Operating margin of 29.1% increased 490 bp from 24.2% in the prior year due to these factors as well as lower energy cost pass-through to customers, which positively impacted margin by about 350 basis points.
Equity affiliates’ income of $81.3 increased 83%, or $36.8, driven by higher income from an affiliate in Mexico.

Asia

	Six Months Ended
	31 March		Changes
	2024	2023	$	%/bp
Sales	$1,573.5	$1,591.7	($18.2)	(1%)
Operating income	414.8	468.9	(54.1)	(12%)
Operating margin	26.4%	29.5%		(310	bp)
Equity affiliates’ income	$12.5	$14.7	($2.2)	(15%)
Adjusted EBITDA	655.5	695.5	(40.0)	(6%)
Adjusted EBITDA margin	41.7%	43.7%		(200	bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	1%
Currency	(3%)
Total Asia Sales Change	(1%)
Sales of $1,573.5 decreased 1%, or $18.2, due to an unfavorable currency impact of 3% driven by strengthening of the U.S. Dollar against the Chinese Renminbi, partially offset by higher pricing of 1% and higher energy cost pass-through to customers of 1%. Overall volumes were flat as higher volumes in our on-site business, including contributions from several new industrial gas plants, were offset by weak economic growth in China and lower demand for merchant products.
Operating income of $414.8 decreased 12%, or $54.1, primarily due to unfavorable business mix of $34, an unfavorable currency impact of $12, and lower pricing, net of power and fuel costs, of $6. The cost impact was relatively flat as lower incentive compensation and distribution costs were mostly offset by labor inflation and higher planned maintenance. Operating margin of 26.4% decreased 310 bp from 29.5% in the prior year primarily due to unfavorable business mix.
Equity affiliates’ income of $12.5 decreased 15%, or $2.2, as higher maintenance expense for one of our affiliates in China was partially offset by higher income from an affiliate in Thailand.

Europe

	Six Months Ended
	31 March		Changes
	2024	2023	$	%/bp
Sales	$1,399.1	$1,544.8	($145.7)	(9%)
Operating income	398.6	319.0	79.6	25%
Operating margin	28.5%	20.6%		790	bp
Equity affiliates’ income	$32.4	$47.2	($14.8)	(31%)
Adjusted EBITDA	530.0	458.8	71.2	16%
Adjusted EBITDA margin	37.9%	29.7%		820	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	2%
Price	(2%)
Energy cost pass-through to customers	(13%)
Currency	4%
Total Europe Sales Change	(9%)

Sales of $1,399.1 decreased 9%, or $145.7, due to lower energy cost pass-through to customers of 13% driven by lower natural gas prices across the region and lower pricing of 2%, partially offset by a favorable impact from currency of 4% and higher volumes of 2%. Currency positively impacted sales primarily due to the weakening of the U.S. Dollar against the Euro. The volume improvement was driven by contribution from an on-site facility in Uzbekistan that we acquired in the third quarter of fiscal year 2023, which was partially offset by lower merchant demand.
Operating income of $398.6 increased 25%, or $79.6, due to higher volumes of $53, pricing, net of lower power and fuel costs, of $24, and a favorable impact from currency of $13, partially offset by higher costs of $10. The higher costs were driven by labor inflation and higher planned maintenance, partially offset by income from the sale of assets and lower distribution costs. Operating margin of 28.5% increased 790 bp from 20.6% in the prior year due to the factors noted above as well as lower energy cost pass-through to customers, which positively impacted margin by about 300 bp.
Equity affiliates’ income of $32.4 decreased 31%, or $14.8, driven by prior year non-recurring items for our affiliate in Italy.
Middle East and India

	Six Months Ended
	31 March		Changes
	2024	2023	$	%
Sales	$71.1	$86.2	($15.1)	(18%)
Operating income	9.5	8.0	1.5	19%
Equity affiliates' income	166.8	163.0	3.8	2%
Adjusted EBITDA	189.6	184.2	5.4	3%

Sales of $71.1 decreased 18%, or $15.1, primarily due to lower volumes. Despite lower sales, operating income of $9.5 increased 19%, or $1.5, primarily due to lower costs, including planned maintenance.
Equity affiliates' income of $166.8 increased 2%, or $3.8, as a higher contribution from JIGPC's completion of the second phase of the asset purchase in January 2023 was partially offset by higher interest and other operating costs related to the Jazan gasification and power project.

Corporate and other

	Six Months Ended
	31 March		Changes
	2024	2023	$	%
Sales	$386.0	$394.8	($8.8)	(2%)
Operating loss	(188.1)	(165.7)	(22.4)	(14%)
Adjusted EBITDA	(153.7)	(133.5)	(20.2)	(15%)

Sales of $386.0 decreased 2%, or $8.8, and operating loss of $188.1 increased 14%, or $22.4, primarily due to lower non-LNG sale of equipment activity. The negative impact to operating loss was partially offset by lower corporate costs.

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

	Three Months Ended 31 March
Q2 2024 vs. Q2 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
Q2 2024 GAAP	$637.2	$143.3	($9.2)	$130.5	$572.4	$2.57
Q2 2023 GAAP	459.8	165.9	(13.9)	121.0	439.8	1.97
$ Change GAAP						$0.60
% Change GAAP						30%

Q2 2024 GAAP	$637.2	$143.3	($9.2)	$130.5	$572.4	$2.57
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Non-service pension cost, net	—	—	25.1	6.2	18.9	0.08
Q2 2024 Non-GAAP ("Adjusted")	$694.2	$143.3	$15.9	$149.9	$635.1	$2.85

Q2 2023 GAAP	$459.8	$165.9	($13.9)	$121.0	$439.8	$1.97
Business and asset actions(A)	185.6	—	—	26.9	153.7	0.69
Non-service pension cost, net	—	—	22.9	5.7	17.2	0.08
Q2 2023 Non-GAAP ("Adjusted")	$645.4	$165.9	$9.0	$153.6	$610.7	$2.74
$ Change Non-GAAP ("Adjusted")						$0.11
% Change Non-GAAP ("Adjusted")						4%

(A)Charge includes $5.0 attributable to noncontrolling interests.

	Six Months Ended 31 March
2024 vs. 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2024 GAAP	$1,304.1	$301.7	($24.0)	$265.9	$1,181.7	$5.30
2023 GAAP	1,111.8	275.9	(14.5)	257.4	1,012.0	4.54
$ Change GAAP						$0.76
% Change GAAP						17%

2024 GAAP	$1,304.1	$301.7	($24.0)	$265.9	$1,181.7	$5.30
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Non-service pension cost, net	—	—	50.0	12.4	37.6	0.17
2024 Non-GAAP ("Adjusted")	$1,361.1	$301.7	$26.0	$291.5	$1,263.1	$5.67

2023 GAAP	$1,111.8	$275.9	($14.5)	$257.4	$1,012.0	$4.54
Business and asset actions(A)	185.6	—	—	26.9	153.7	0.69
Non-service pension cost, net	—	—	42.4	10.6	31.8	0.14
2023 Non-GAAP ("Adjusted")	$1,297.4	$275.9	$27.9	$294.9	$1,197.5	$5.38
$ Change Non-GAAP ("Adjusted")						$0.29
% Change Non-GAAP ("Adjusted")						5%

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended 31 March				Six Months Ended 31 March
	2024		2023		2024		2023
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$2,930.2		$3,200.1		$5,927.6		$6,374.8

Net income and net income margin	$580.9	19.8%	$449.9	14.1%	$1,202.5	20.3%	$1,033.7	16.2%
Add: Interest expense	59.9	2.0%	40.9	1.3%	113.4	1.9%	82.1	1.3%
Less: Other non-operating income (expense), net	(9.2)	(0.3%)	(13.9)	(0.4%)	(24.0)	(0.4%)	(14.5)	(0.2%)
Add: Income tax provision	130.5	4.5%	121.0	3.8%	265.9	4.5%	257.4	4.0%
Add: Depreciation and amortization	360.8	12.3%	339.6	10.6%	710.0	12.0%	661.1	10.4%
Add: Business and asset actions	57.0	1.9%	185.6	5.8%	57.0	1.0%	185.6	2.9%
Adjusted EBITDA and adjusted EBITDA margin	$1,198.3	40.9%	$1,150.9	36.0%	$2,372.8	40.0%	$2,234.4	35.1%

Change GAAP
Net income $ change	$131.0				$168.8
Net income % change	29%				16%
Net income margin change	570bp				410 bp
Change Non-GAAP
Adjusted EBITDA $ change	$47.4				$138.4
Adjusted EBITDA % change	4%				6%
Adjusted EBITDA margin change	490bp				490 bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three and six months ended 31 March 2024 and 2023:

Americas

	Three Months Ended					Six Months Ended
	31 March		Change vs. Prior Year			31 March		Change vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$1,245.8	$1,373.1	($127.3)	(9%)		$2,497.9	$2,757.3	($259.4)	(9%)

Operating income	$371.9	$324.2	$47.7	15%		$726.3	$667.2	$59.1	9%
Operating margin	29.9%	23.6%		630	bp	29.1%	24.2%		490	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$371.9	$324.2				$726.3	$667.2
Add: Depreciation and amortization	174.1	161.7				343.8	317.7
Add: Equity affiliates' income	44.2	28.1				81.3	44.5
Adjusted EBITDA	$590.2	$514.0	$76.2	15%		$1,151.4	$1,029.4	$122.0	12%
Adjusted EBITDA margin	47.4%	37.4%		1,000	bp	46.1%	37.3%		880	bp

Asia

	Three Months Ended					Six Months Ended
	31 March		Change vs. Prior Year			31 March		Changes vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$779.7	$813.9	($34.2)	(4%)		$1,573.5	$1,591.7	($18.2)	(1%)

Operating income	$203.6	$233.0	($29.4)	(13%)		$414.8	$468.9	($54.1)	(12%)
Operating margin	26.1%	28.6%		(250	bp)	26.4%	29.5%		(310	bp)

Reconciliation of GAAP to Non-GAAP:
Operating income	$203.6	$233.0				$414.8	$468.9
Add: Depreciation and amortization	116.4	110.0				228.2	211.9
Add: Equity affiliates' income	8.3	7.3				12.5	14.7
Adjusted EBITDA	$328.3	$350.3	($22.0)	(6%)		$655.5	$695.5	($40.0)	(6%)
Adjusted EBITDA margin	42.1%	43.0%		(90	bp)	41.7%	43.7%		(200	bp)

Europe

	Three Months Ended					Six Months Ended
	31 March		Change vs. Prior Year			31 March		Changes vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$667.9	$752.9	($85.0)	(11%)		$1,399.1	$1,544.8	($145.7)	(9%)

Operating income	$201.0	$173.2	$27.8	16%		$398.6	$319.0	$79.6	25%
Operating margin	30.1%	23.0%		710	bp	28.5%	20.6%		790	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$201.0	$173.2				$398.6	$319.0
Add: Depreciation and amortization	50.8	48.3				99.0	92.6
Add: Equity affiliates' income	11.7	29.5				32.4	47.2
Adjusted EBITDA	$263.5	$251.0	$12.5	5%		$530.0	$458.8	$71.2	16%
Adjusted EBITDA margin	39.5%	33.3%		620	bp	37.9%	29.7%		820	bp

Middle East and India

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Changes vs. Prior Year
	2024	2023	$	%/bp	2024	2023	$	%/bp
Sales	$35.7	$44.8	($9.1)	(20%)	$71.1	$86.2	($15.1)	(18%)

Operating income	$5.6	$1.3	$4.3	331%	$9.5	$8.0	$1.5	19%
Reconciliation of GAAP to Non-GAAP:
Operating income	$5.6	$1.3			$9.5	$8.0
Add: Depreciation and amortization	6.7	6.6			13.3	13.2
Add: Equity affiliates' income	73.9	98.9			166.8	163.0
Adjusted EBITDA	$86.2	$106.8	($20.6)	(19%)	$189.6	$184.2	$5.4	3%

Corporate and other

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Changes vs. Prior Year
	2024	2023	$	%/bp	2024	2023	$	%/bp
Sales	$201.1	$215.4	($14.3)	(7%)	$386.0	$394.8	($8.8)	(2%)

Operating loss	($87.9)	($86.3)	($1.6)	(2%)	($188.1)	($165.7)	($22.4)	(14%)
Reconciliation of GAAP to Non-GAAP:
Operating loss	($87.9)	($86.3)			($188.1)	($165.7)
Add: Depreciation and amortization	12.8	13.0			25.7	25.7
Add: Equity affiliates' income	5.2	2.1			8.7	6.5
Adjusted EBITDA	($69.9)	($71.2)	$1.3	2%	($153.7)	($133.5)	($20.2)	(15%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 March		Six Months Ended 31 March
	2024	2023	2024	2023
Income tax provision	$130.5	$121.0	$265.9	$257.4
Income before taxes	711.4	570.9	1,468.4	1,291.1
Effective tax rate	18.3%	21.2%	18.1%	19.9%

Income tax provision	$130.5	$121.0	$265.9	$257.4
Business and asset actions tax impact	13.2	26.9	13.2	26.9
Non-service pension tax impact	6.2	5.7	12.4	10.6
Adjusted income tax provision	$149.9	$153.6	$291.5	$294.9

Income before taxes	$711.4	$570.9	$1,468.4	$1,291.1
Business and asset actions	57.0	185.6	57.0	185.6
Non-service pension cost, net	25.1	22.9	50.0	42.4
Adjusted income before taxes	$793.5	$779.4	$1,575.4	$1,519.1
Adjusted effective tax rate	18.9%	19.7%	18.5%	19.4%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Six Months Ended
	31 March
	2024	2023
Cash used for investing activities	$3,226.0	$2,476.0
Proceeds from sale of assets and investments	20.2	7.2
Purchases of investments	(136.4)	(290.5)
Proceeds from investments	367.4	611.6
Other investing activities	30.1	(51.2)
NGHC expenditures not funded by Air Products' equity(A)	(836.2)	(335.3)
Capital expenditures	$2,671.1	$2,417.8
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
As of 31 March 2024, we had $1,333.0 of foreign cash and cash items compared to total cash and cash items of $2,535.0. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Six Months Ended
	31 March
	2024	2023
Net income attributable to Air Products	$1,181.7	$1,012.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	710.0	661.1
Deferred income taxes	6.9	29.0
Business and asset actions	57.0	185.6
Undistributed earnings of equity method investments	(118.2)	(78.1)
Gain on sale of assets and investments	(18.2)	(3.9)
Share-based compensation	28.5	31.2
Noncurrent lease receivables	40.2	39.5
Other adjustments	26.5	70.9
Changes in working capital accounts	(486.1)	(589.3)
Cash Provided by Operating Activities	$1,428.3	$1,358.0
For the first six months of fiscal year 2024, cash provided by operating activities was $1,428.3. We recorded a charge of $57.0 for the accrual of severance and other postemployment benefits. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $486.1. A use of cash of $301.0 within "Payables and accrued liabilities" primarily resulted from payments for incentive compensation under the fiscal year 2023 plan, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash of $111.7 within "Other working capital" primarily related to the timing of tax payments. The use of cash of $72.7 within "Inventories" primarily related to purchases of helium. The use of cash of $31.6 within "Other receivables" primarily related to the payment of value added taxes incurred in the construction of our larger projects for which we will claim a refund in the near term.
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

Cash Flows From Investing Activities

	Six Months Ended
	31 March
	2024	2023
Additions to plant and equipment, including long-term deposits	$(3,114.9)	$(1,841.1)
Investment in and advances to unconsolidated affiliates	—	(912.0)
Investment in financing receivables	(392.4)	—
Proceeds from sale of assets and investments	20.2	7.2
Purchases of investments	(136.4)	(290.5)
Proceeds from investments	367.4	611.6
Other investing activities	30.1	(51.2)
Cash Used for Investing Activities	($3,226.0)	($2,476.0)
For the first six months of fiscal year 2024, cash used for investing activities was $3,226.0. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $3,114.9 and an investment in financing receivables of $392.4. Refer to the "Capital Expenditures" section below for further detail. Proceeds from investments of $367.4 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $136.4.
For the first six months of fiscal year 2023, cash used for investing activities was $2,476.0. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $1,841.1 as well as investment in and advances to unconsolidated affiliates of $912.0, which primarily included our investment in the second phase of the Jazan gasification and power project. Proceeds from investments of $611.6 resulted from maturities of time deposits and treasury securities with terms greater than three months but less than one year and exceeded purchases of investments of $290.5.
Capital Expenditures
The components of our capital expenditures are detailed in the table below. Refer to page 57 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Six Months Ended
	31 March
	2024	2023
Additions to plant and equipment, including long-term deposits	$3,114.9	$1,841.1
Investment in and advances to unconsolidated affiliates	—	912.0
Investment in financing receivables	392.4	—
NGHC expenditures not funded by Air Products' equity(A)	(836.2)	(335.3)
Capital Expenditures	$2,671.1	$2,417.8
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.
Capital expenditures for the first six months of fiscal year 2024 totaled $2,671.1 compared to $2,417.8 for the first six months of fiscal year 2023. The investment in financing receivables of $392.4 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities, and Note 16, Supplemental Information, to the consolidated financial statements, respectively, for additional information.

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
Cash Flows From Financing Activities

	Six Months Ended
	31 March
	2024	2023
Long-term debt proceeds	$3,649.0	$1,891.6
Payments on long-term debt	(64.7)	(596.0)
Decrease in commercial paper and short-term borrowings	(131.9)	(16.3)
Dividends paid to shareholders	(777.9)	(719.2)
Proceeds from stock option exercises	5.7	17.1
Investments by noncontrolling interests	142.6	72.8
Other financing activities	(110.3)	(46.6)
Cash Provided by Financing Activities	$2,712.5	$603.4
For the first six months of fiscal year 2024, cash provided by financing activities was $2,712.5. The source of cash was primarily driven by long-term debt proceeds of $3,649.0, which was largely attributable to U.S. Dollar-denominated green bonds totaling $2.5 billion that were issued during the second quarter of fiscal year 2024 under our Green Finance Framework as well as borrowings from project financing associated with the NGHC joint venture, partially offset by dividend payments to shareholders of $777.9.
For the first six months of fiscal year 2023, cash provided by financing activities was $603.4. The source of cash was primarily driven by long-term debt proceeds of $1,891.6, which was largely attributable to multi-currency green bonds totaling $1.4 billion that were issued during the second quarter of fiscal year 2023 under our Green Finance Framework. These proceeds were partially offset by dividend payments to shareholders of $719.2 and payments on long-term debt of $596.0.
Financing and Capital Structure
Debt
Total debt increased from $10,305.8 as of 30 September 2023 to $13,621.7 as of 31 March 2024 primarily due to the $2.5 billion issuance of senior notes intended for projects defined under our Green Finance Framework as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. Total debt includes related party debt of $289.8 and $328.3 as of 31 March 2024 and 30 September 2023, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 March 2024, we were in compliance with all of the financial and other covenants under our debt agreements.

Credit Facilities
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Credit Agreement”) as well as a 364-day $500 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026. Both agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. As of 31 March 2024, no borrowings were outstanding under either agreement. The 2024 Credit Agreement replaced our previous $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which was terminated upon execution of the 2024 Credit Agreement. No borrowings were outstanding under the 2021 Credit Agreement at the time of its termination, and no early termination penalties were incurred.
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,241.6, of which $1,080.7 was borrowed and outstanding as of 31 March 2024. The amount borrowed and outstanding as of 30 September 2023 was $1,041.4.
NEOM Green Hydrogen Project Financing
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. As of 31 March 2024, the joint venture had borrowed short- and long-term principal amounts totaling $2.5 billion compared to $1.4 billion as of 30 September 2023. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2024	2023	2024	2023
Service cost	$5.2	$5.8	$10.4	$11.8
Non-service cost	25.1	22.9	50.0	42.4
Other	0.1	0.2	0.2	0.5
Net Periodic Cost	$30.4	$28.9	$60.6	$54.7
Net periodic cost was $30.4 and $60.6 for the three and six months ended 31 March 2024, respectively. Net periodic cost was $28.9 and $54.7 for the three and six months ended 31 March 2023, respectively. The increased costs versus the prior year were primarily attributable to non-service costs, which were driven by lower expected returns on plan assets due to a smaller beginning balance of plan assets and higher interest cost, partially offset by a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.

Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2024 and 2023 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2024 and 2023, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $19.2 and $15.4, respectively.
Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2023 Form 10-K. There were no changes to our accounting policies during the first six months of fiscal year 2024.
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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. During the first six months of fiscal year 2024, we recorded changes to project cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income by approximately $35 and $65 for the three and six months ended 31 March 2024, respectively. There were no other changes to our estimates during the first six months of fiscal year 2024 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2023 Form 10-K.
Our net financial instrument position increased from a liability of $8,990.8 at 30 September 2023 to a liability of $12,823.3 at 31 March 2024. The increase was primarily due to the issuance of green senior notes as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 31 March 2024, including the effect of currency and interest rate swap agreements, was composed of 86% fixed-rate debt and 14% variable-rate debt. Our debt portfolio as of 30 September 2023, including the effect of currency and interest rate swap agreements, was composed of 80% fixed-rate debt and 20% variable-rate debt. The increase in fixed-rate debt was primarily driven by the issuance of green senior notes during February 2024.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 March 2024, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,000 and $728 in the net liability position of financial instruments at 31 March 2024 and 30 September 2023, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,155 and $845 in the net liability position of financial instruments at 31 March 2024 and 30 September 2023, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2023.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 March 2024, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $331 and $308 in the net liability position of financial instruments at 31 March 2024 and 30 September 2023, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 March 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 March 2024, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 March 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In March 2024, a Texas state court entered final judgment in our favor in litigation involving disputed energy management charges related to Winter Storm Uri, a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. The judgment is subject to appeal and had no impact on our consolidated financial statements during the second quarter and first six months of fiscal year 2024.

Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the second quarter of fiscal year 2024.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	5-Year Revolving Credit Agreement dated as of March 28, 2024 for $3,000,000,000.

	10.2	364-Day Revolving Credit Agreement dated as of March 28, 2024 for $500,000,000.

10.3
Indenture, dated as of April 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.4
Form of Officer’s Certificate setting forth the terms and forms of the Company’s 4.600% Notes due 2029, 4.750% Notes due 2031 and 4.850% Notes due 2034 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2024).

	10.5	Form of 4.600% Notes due 2029 (included in Exhibit 10.4).

	10.6	Form of 4.750% Notes due 2031 (included in Exhibit 10.4).

	10.7	Form of 4.850% Notes due 2034 (included in Exhibit 10.4).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	30 April 2024