Form 10-Q
period 2024-06-30
Air Products & Chemicals, Inc.
filed 2024-08-01
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2024 was 222,314,502.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2024

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
•the timing, impact, and other uncertainties relating to acquisitions and divestitures, including statements related to the pending sale of our liquefied natural gas process technology and equipment business and its expected impact and timing as well as our ability to integrate acquisitions and separate divested businesses, respectively;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of U.S. Dollars, except for share and per share data)	2024	2023	2024	2023
Sales	$2,985.5	$3,033.9	$8,913.1	$9,408.7
Cost of sales	2,005.6	2,070.7	6,064.3	6,625.8
Selling and administrative expense	235.4	238.7	714.4	724.3
Research and development expense	27.0	29.3	78.1	80.9
Business and asset actions	—	59.0	57.0	244.6
Other income (expense), net	20.1	8.0	42.4	22.9
Operating Income	737.6	644.2	2,041.7	1,756.0
Equity affiliates' income	168.9	165.0	470.6	440.9
Interest expense	55.7	47.4	169.1	129.5
Other non-operating income (expense), net	(1.3)	(11.7)	(25.3)	(26.2)
Income Before Taxes	849.5	750.1	2,317.9	2,041.2
Income tax provision	140.6	139.6	406.5	397.0
Net Income	708.9	610.5	1,911.4	1,644.2
Net income attributable to noncontrolling interests	12.3	14.9	33.1	36.6
Net Income Attributable to Air Products	$696.6	$595.6	$1,878.3	$1,607.6

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$3.13	$2.68	$8.44	$7.23
Diluted earnings per share attributable to Air Products	$3.13	$2.67	$8.43	$7.22

Weighted Average Common Shares (in millions)
Basic	222.5	222.4	222.5	222.3
Diluted	222.8	222.8	222.8	222.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of U.S. Dollars)	2024	2023
Net Income	$708.9	$610.5
Other Comprehensive Loss, net of tax:
Translation adjustments, net of tax of $4.9 and ($5.0)	(140.2)	(175.8)
Net gain on derivatives, net of tax of ($3.8) and $5.8	13.5	40.8
Reclassification adjustments:
Derivatives, net of tax of $5.1 and ($7.6)	15.5	(24.4)
Pension and postretirement benefits, net of tax of $4.5 and $4.6	13.8	13.5
Total Other Comprehensive Loss	(97.4)	(145.9)
Comprehensive Income	$611.5	$464.6
Net Income Attributable to Noncontrolling Interests	12.3	14.9
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	17.8	(4.4)
Comprehensive Income Attributable to Air Products	$581.4	$454.1

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2024	2023
Net Income	$1,911.4	$1,644.2
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($8.2) and ($53.6)	16.6	384.8
Net (loss) gain on derivatives, net of tax of $1.9 and $43.4	(65.3)	147.2
Pension and postretirement benefits, net of tax of $— and $2.4	—	6.7
Reclassification adjustments:
Currency translation adjustment	—	(0.3)
Derivatives, net of tax of $2.9 and ($27.4)	8.1	(87.3)
Pension and postretirement benefits, net of tax of $13.2 and $13.0	41.1	39.8
Total Other Comprehensive Income	0.5	490.9
Comprehensive Income	$1,911.9	$2,135.1
Net Income Attributable to Noncontrolling Interests	33.1	36.6
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(57.8)	9.6
Comprehensive Income Attributable to Air Products	$1,936.6	$2,088.9
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of U.S. Dollars, except for share and per share data)	2024	2023
Assets
Current Assets
Cash and cash items	$2,375.7	$1,617.0
Short-term investments	61.8	332.2
Trade receivables, net	1,712.2	1,700.4
Inventories	755.6	651.8
Prepaid expenses	170.7	177.0
Other receivables and current assets	601.4	722.1
Total Current Assets	$5,677.4	$5,200.5
Investment in net assets of and advances to equity affiliates	4,714.6	4,617.8
Plant and equipment, at cost	37,597.5	32,746.3
Less: accumulated depreciation	16,115.4	15,274.2
Plant and equipment, net	$21,482.1	$17,472.1
Goodwill, net	879.0	861.7
Intangible assets, net	310.5	334.6
Operating lease right-of-use assets, net	982.1	974.0
Noncurrent lease receivables	437.2	494.7
Financing receivables	1,213.4	817.2
Other noncurrent assets	1,278.0	1,229.9
Total Noncurrent Assets	$31,296.9	$26,802.0
Total Assets(A)	$36,974.3	$32,002.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,168.6	$2,890.1
Accrued income taxes	155.9	131.2
Short-term borrowings	159.1	259.5
Current portion of long-term debt	990.9	615.0
Total Current Liabilities	$4,474.5	$3,895.8
Long-term debt	12,786.4	9,280.6
Long-term debt – related party	96.3	150.7
Noncurrent operating lease liabilities	639.3	631.1
Other noncurrent liabilities	1,108.7	1,118.0
Deferred income taxes	1,182.1	1,266.0
Total Noncurrent Liabilities	$15,812.8	$12,446.4
Total Liabilities(A)	$20,287.3	$16,342.2
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2024 and 2023 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,238.1	1,190.5
Retained earnings	17,989.9	17,289.7
Accumulated other comprehensive loss	(2,391.1)	(2,449.4)
Treasury stock, at cost (2024 - 27,141,082 shares; 2023 - 27,255,739 shares)	(1,985.0)	(1,967.3)
Total Air Products Shareholders’ Equity	$15,101.3	$14,312.9
Noncontrolling Interests(A)	1,585.7	1,347.4
Total Equity	$16,687.0	$15,660.3
Total Liabilities and Equity	$36,974.3	$32,002.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $3,916.8 and $2,256.8 as of 30 June 2024 and 30 September 2023, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $3,293.8 and $1,461.1 as of 30 June 2024 and 30 September 2023, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2024	2023
Operating Activities
Net income	$1,911.4	$1,644.2
Less: Net income attributable to noncontrolling interests	33.1	36.6
Net income attributable to Air Products	$1,878.3	$1,607.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,070.3	1,001.0
Deferred income taxes	(74.3)	(14.1)
Business and asset actions	57.0	244.6
Undistributed earnings of equity method investments	(124.1)	(130.1)
Gain on sale of assets and investments	(23.3)	(5.2)
Share-based compensation	46.2	45.8
Noncurrent lease receivables	59.2	60.9
Other adjustments	36.4	152.3
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(10.4)	(49.2)
Inventories	(111.0)	(133.5)
Other receivables	82.4	(98.5)
Payables and accrued liabilities	(175.1)	(375.4)
Other working capital	(21.9)	(102.8)
Cash Provided by Operating Activities	$2,689.7	$2,203.4
Investing Activities
Additions to plant and equipment, including long-term deposits	(4,721.5)	(3,163.5)
Investment in and advances to unconsolidated affiliates	—	(912.0)
Investment in financing receivables	(396.2)	(665.0)
Proceeds from sale of assets and investments	26.3	13.3
Purchases of investments	(141.4)	(443.4)
Proceeds from investments	413.1	766.0
Other investing activities	45.9	4.8
Cash Used for Investing Activities	($4,773.8)	($4,399.8)
Financing Activities
Long-term debt proceeds	4,119.9	2,116.3
Payments on long-term debt	(76.7)	(605.8)
(Decrease) Increase in commercial paper and short-term borrowings	(183.3)	567.3
Dividends paid to shareholders	(1,171.4)	(1,107.9)
Proceeds from stock option exercises	6.2	19.5
Investments by noncontrolling interests	278.7	188.8
Other financing activities	(125.7)	(79.3)
Cash Provided by Financing Activities	$2,847.7	$1,098.9
Effect of Exchange Rate Changes on Cash	(4.9)	24.2
Increase (Decrease) in cash and cash items	758.7	(1,073.3)
Cash and cash items – Beginning of year	1,617.0	2,711.0
Cash and Cash Items – End of Period	$2,375.7	$1,637.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended 30 June 2024
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	1,878.3	—	—	1,878.3	33.1	1,911.4
Other comprehensive income (loss)	—	—	—	58.3	—	58.3	(57.8)	0.5
Dividends on common stock ($5.29 per share)	—	—	(1,176.1)	—	—	(1,176.1)	—	(1,176.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15.7)	(15.7)
Share-based compensation	—	44.0	—	—	—	44.0	—	44.0
Issuance of treasury shares for stock option and award plans	—	3.4	—	—	(17.7)	(14.3)	—	(14.3)
Investments by noncontrolling interests	—	—	—	—	—	—	278.7	278.7
Other equity transactions	—	0.2	(2.0)	—	—	(1.8)	—	(1.8)
Balance as of 30 June 2024	$249.4	$1,238.1	$17,989.9	($2,391.1)	($1,985.0)	$15,101.3	$1,585.7	$16,687.0

	Nine Months Ended 30 June 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests(A)	Total Equity
Balance as of 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	1,607.6	—	—	1,607.6	36.6	1,644.2
Other comprehensive income	—	—	—	481.3	—	481.3	9.6	490.9
Dividends on common stock ($5.12 per share)	—	—	(1,137.3)	—	—	(1,137.3)	—	(1,137.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.9)	(7.9)
Share-based compensation	—	42.3	—	—	—	42.3	—	42.3
Issuance of treasury shares for stock option and award plans	—	(7.2)	—	—	10.6	3.4	—	3.4
Investments by noncontrolling interests(A)	—	—	—	—	—	—	636.1	636.1
Other equity transactions	—	0.4	(3.7)	—	—	(3.3)	(0.1)	(3.4)
Balance as of 30 June 2023	$249.4	$1,176.9	$16,986.9	($2,304.8)	($1,970.4)	$14,138.0	$1,232.7	$15,370.7
(A)Includes noncash activity for conversion of shareholder loans to equity in the NEOM Green Hydrogen Company joint venture.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

	Three Months Ended 30 June 2024
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9
Net income	—	—	696.6	—	—	696.6	12.3	708.9
Other comprehensive income (loss)	—	—	—	(115.2)	—	(115.2)	17.8	(97.4)
Dividends on common stock ($1.77 per share)	—	—	(393.6)	—	—	(393.6)	—	(393.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Share-based compensation	—	14.5	—	—	—	14.5	—	14.5
Issuance of treasury shares for stock option and award plans	—	7.9	—	—	(19.2)	(11.3)	—	(11.3)
Investments by noncontrolling interests	—	—	—	—	—	—	136.1	136.1
Other equity transactions	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balance as of 30 June 2024	$249.4	$1,238.1	$17,989.9	($2,391.1)	($1,985.0)	$15,101.3	$1,585.7	$16,687.0

	Three Months Ended 30 June 2023
(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests(A)	Total Equity
Balance as of 31 March 2023	$249.4	$1,163.4	$16,781.3	($2,163.3)	($1,972.5)	$14,058.3	$631.9	$14,690.2
Net income	—	—	595.6	—	—	595.6	14.9	610.5
Other comprehensive loss	—	—	—	(141.5)	—	(141.5)	(4.4)	(145.9)
Dividends on common stock ($1.75 per share)	—	—	(388.8)	—	—	(388.8)	—	(388.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation	—	13.3	—	—	—	13.3	—	13.3
Issuance of treasury shares for stock option and award plans	—	0.1	—	—	2.1	2.2	—	2.2
Investments by noncontrolling interests(A)	—	—	—	—	—	—	563.3	563.3
Other equity transactions	—	0.1	(1.2)	—	—	(1.1)	29.3	28.2
Balance as of 30 June 2023	$249.4	$1,176.9	$16,986.9	($2,304.8)	($1,970.4)	$14,138.0	$1,232.7	$15,370.7
(A)Includes noncash activity for conversion of shareholder loans to equity in the NEOM Green Hydrogen Company joint venture.

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
Major Accounting Policies
Refer to our 2023 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first nine months of fiscal year 2024.

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
NGHC Joint Venture
The NEOM Green Hydrogen Project is a multi-billion dollar green hydrogen-based ammonia production facility that is being constructed in NEOM City, Saudi Arabia. Owned and operated by NGHC, the facility will be powered by renewable energy to produce green ammonia for Air Products as the exclusive offtaker under a long-term take-if-tendered agreement. We intend to transport the green ammonia around the world to be dissociated to produce green hydrogen for transportation and industrial markets.
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. Under the financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. Borrowings under the financing are reflected net of unamortized discounts and debt issuance costs primarily within "Long-term debt" on our consolidated balance sheets. Total principal borrowings were $2,910.5 and $1,364.8 as of 30 June 2024 and 30 September 2023, respectively. The amount borrowed as of 30 June 2024 includes additional draws from the facilities that were outstanding as of 30 September 2023 as well as approximately $655 drawn from a 2.00% fixed-rate Saudi Riyal loan facility that matures in November 2040.
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024 and recorded an unrealized gain of $11.2 within "Other non-operating income (expense), net" ($3.0 attributable to Air Products after tax) on our consolidated income statements for the three and nine months ended 30 June 2024. Refer to Note 8, Financial Instruments, for additional information.
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

The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	30 June	30 September
	2024	2023
Assets
Cash and cash items	$233.6	$78.2
Trade receivables, net	0.4	—
Prepaid expenses	30.6	21.4
Other receivables and current assets	82.7	181.6
Total current assets	$347.3	$281.2
Plant and equipment, net	3,123.9	1,396.1
Operating lease right-of-use assets, net	225.8	228.9
Other noncurrent assets	219.8	350.6
Total noncurrent assets	$3,569.5	$1,975.6
Total assets	$3,916.8	$2,256.8
Liabilities
Payables and accrued liabilities	$530.6	$141.0
Accrued income taxes	1.3	0.6
Short-term borrowings	149.4	—
Total current liabilities	$681.3	$141.6
Long-term debt	2,552.3	1,274.4
Noncurrent operating lease liabilities	18.9	18.9
Other noncurrent liabilities	24.3	2.1
Deferred income taxes	17.0	24.1
Total noncurrent liabilities	$2,612.5	$1,319.5
Total liabilities	$3,293.8	$1,461.1
Equity
Accumulated other comprehensive income	$54.8	$77.7
Noncontrolling interests	911.6	723.6

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
We determined JIGPC is a VIE for which we exercise significant influence but are not the primary beneficiary as we do not have the power to direct the activities that are most significant to its economic performance. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Accordingly, we account for our 55% investment, which includes 4% that is attributable to the noncontrolling partner of APQ, under the equity method within the Middle East and India segment. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $2,880.3 and $2,862.2 as of 30 June 2024 and 30 September 2023, respectively. Our loss exposure is limited to our investment in the joint venture.
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

World Energy
In November 2023, we finalized an agreement to purchase a sustainable aviation fuel (“SAF”) facility in Paramount, California from World Energy. We determined the acquisition contains an embedded sales-type lease. As a result, we are accounting for the transaction as a financing arrangement and recorded a financing receivable, which totaled approximately $300 as of 30 June 2024.
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
During the first quarter of fiscal year 2024, we determined that World Energy is a VIE and our financing receivable represents a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers. As of 30 June 2024, our maximum exposure to loss is approximately $2.1 billion. This includes project-related spending of $1.5 billion that is primarily capitalized within “Plant and equipment, net” and approximately $250 for open purchase commitments, both of which relate to the SAF expansion project, as well as approximately $300 for our investment in the financing receivables discussed above.
4. BUSINESS AND ASSET ACTIONS
Our consolidated income statements reflect charges for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. These charges were not recorded in segment results. As further discussed below, charges for business and asset actions were $57.0 ($43.8 after tax) for the nine months ended 30 June 2024 and $59.0 ($51.2 after tax) and $244.6 ($204.9 attributable to Air Products after tax) for the three and nine months ended 30 June 2023, respectively.
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
The table below reconciles these charges to the carrying amount of the remaining accrual for unpaid benefits as of 30 June 2024. This balance primarily relates to the additional actions identified during the second quarter of fiscal year 2024. We expect to pay the majority of the remaining benefits over the next nine months.

Third quarter fiscal year 2023 charge	$27.0
Cash payments	(6.8)
Currency translation adjustment	(0.4)
Amount accrued as of 30 September 2023(A)	$19.8
Second quarter fiscal year 2024 charge	57.0
Cash payments	(33.3)
Currency translation adjustment	(0.2)
Amount accrued as of 30 June 2024(A)	$43.3
(A)Reflected within "Payables and accrued liabilities" on our consolidated balance sheets.
Asset Actions
During the third quarter and first nine months of fiscal year 2023, we recorded noncash charges of $32.0 and $217.6, respectively, to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments. The assets written off included those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country.

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
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the third quarter and first nine months of fiscal years 2024 and 2023. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 30 June 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$680.3	$506.9	$218.3	$18.4	$—	$1,423.9	48%
Merchant	554.4	282.7	475.1	14.4	—	1,326.6	44%
Sale of equipment	—	—	—	—	235.0	235.0	8%
Total	$1,234.7	$789.6	$693.4	$32.8	$235.0	$2,985.5	100%

	Three Months Ended 30 June 2023

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$704.1	$496.8	$220.5	$16.9	$—	$1,438.3	47%
Merchant	556.6	326.1	486.1	22.8	—	1,391.6	46%
Sale of equipment	—	—	—	—	204.0	204.0	7%
Total	$1,260.7	$822.9	$706.6	$39.7	$204.0	$3,033.9	100%

	Nine Months Ended 30 June 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,089.9	$1,506.0	$672.0	$54.4	$—	$4,322.3	48%
Merchant	1,642.7	857.1	1,420.5	49.5	—	3,969.8	45%
Sale of Equipment	—	—	—	—	621.0	621.0	7%
Total	$3,732.6	$2,363.1	$2,092.5	$103.9	$621.0	$8,913.1	100%

	Nine Months Ended 30 June 2023

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,351.8	$1,444.8	$808.0	$58.5	$—	$4,663.1	50%
Merchant	1,666.2	969.8	1,443.4	67.4	—	4,146.8	44%
Sale of Equipment	—	—	—	—	598.8	598.8	6%
Total	$4,018.0	$2,414.6	$2,251.4	$125.9	$598.8	$9,408.7	100%
Interest income associated with financing and lease arrangements accounted for approximately 2% and 1% of our total consolidated sales during the three and nine months ended 30 June 2024, respectively.

Remaining Performance Obligations
As of 30 June 2024, the transaction price allocated to remaining performance obligations is estimated to be approximately $27 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2024	2023
Assets
Contract assets – current	Other receivables and current assets	$97.6	$124.7
Contract fulfillment costs – current	Other receivables and current assets	113.4	89.0
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$365.8	$413.0
Contract liabilities – noncurrent	Other noncurrent liabilities	132.0	136.9
During the first nine months of fiscal year 2024, we recognized sales of approximately $280 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2023.
6. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2024	2023
Finished goods	$204.7	$211.6
Work in process	35.1	28.4
Raw materials, supplies, and other	515.8	411.8
Inventories	$755.6	$651.8

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2024 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2023	$146.6	$171.9	$493.5	$15.8	$33.9	$861.7
Currency translation	(2.2)	(0.3)	19.8	—	—	17.3
Goodwill, net as of 30 June 2024	$144.4	$171.6	$513.3	$15.8	$33.9	$879.0

	30 June	30 September
	2024	2023
Goodwill, gross	$1,160.1	$1,158.4
Accumulated impairment losses(A)	(281.1)	(296.7)
Goodwill, net	$879.0	$861.7
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2024 is 2.7 years.
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

The table below summarizes our outstanding currency price risk management instruments:

	30 June 2024		30 September 2023
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,605.3	0.6	$4,463.2	0.7
Net investment hedges	875.1	2.6	864.0	2.5
Not designated	1,703.0	0.3	709.4	0.3
Total Forward Exchange Contracts	$7,183.4	0.8	$6,036.6	0.9
The increase in the notional value of our forward exchange contracts that are not designated is primarily due to the origination of forward exchange contracts that offset other forward exchange contracts previously designated as cash flow hedges of intercompany loans. The hedged intercompany loans were repaid early.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,915.4 million ($2,052.1) at 30 June 2024 and €1,938.6 million ($2,049.7) at 30 September 2023. The designated foreign currency-denominated debt is presented within "Long-term debt" and "Current portion of long-term debt" on the consolidated balance sheets.
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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2024, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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

The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2024				30 September 2023
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	3.2	$800.0	SOFR	1.64%	4.0
Interest rate swaps (cash flow hedge)(A)	$1,818.3	2.72%	SOFR	21.5	$1,182.5	2.82%	SOFR	22.1
Interest rate swaps (not designated)(A)	$388.6	3.27%	SOFR	20.7	$—	—%	—%	0.0
Cross currency interest rate swaps (net investment hedge)	$17.6	5.39%	3.64%	0.5	$80.8	4.60%	3.65%	0.9
Cross currency interest rate swaps (cash flow hedge)	$449.3	5.02%	2.82%	2.0	$598.2	4.89%	3.22%	2.2
Cross currency interest rate swaps (not designated)	$33.8	5.39%	3.64%	0.5	$44.5	5.39%	3.54%	0.2
(A)In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge long-term variable rate debt facilities available under non-recourse project financing during the construction period of the NEOM Green Hydrogen Project. During the third quarter of fiscal year 2024, we discontinued cash flow hedge accounting for certain instruments that will remain de-designated until outstanding borrowings from the available financing are commensurate with the notional value of the instruments.
The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2024	2023	2024	2023
Long-term debt	$2,032.8	$2,011.4	($60.5)	($80.5)

The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet	30 June	30 September	Balance Sheet	30 June	30 September
	Location	2024	2023	Location	2024	2023
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$36.7	$50.2	Payables and accrued liabilities	$54.7	$94.1
Interest rate management contracts	Other receivables and current assets	8.1	13.0	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	12.3	19.8	Other noncurrent liabilities	12.0	25.7
Interest rate management contracts	Other noncurrent assets	191.2	300.8	Other noncurrent liabilities	62.5	87.0
Total Derivatives Designated as Hedging Instruments		$248.3	$383.8		$129.2	$206.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$3.1	$6.4	Payables and accrued liabilities	$29.6	$4.6
Interest rate management contracts	Other receivables and current assets	2.6	3.9	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.1	—	Other noncurrent liabilities	0.1	—
Interest rate management contracts	Other noncurrent assets	35.3	—	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$41.1	$10.3		$29.7	$4.6
Total Derivatives		$289.4	$394.1		$158.9	$211.4
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Net Investment Hedging Relationships
Forward exchange contracts	$4.3	($8.2)	$4.1	($70.6)
Foreign currency debt	14.8	(14.2)	(26.9)	(165.1)
Cross currency interest rate swaps	0.4	4.4	(0.7)	(9.4)
Total Amount Recognized in OCI	19.5	(18.0)	(23.5)	(245.1)
Tax effects	(4.8)	4.4	5.7	60.2
Net Amount Recognized in OCI	$14.7	($13.6)	($17.8)	($184.9)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($24.6)	$2.6	$27.0	$196.7
Forward exchange contracts, excluded components	(6.1)	(7.2)	(18.5)	(18.7)
Other(A)	40.4	51.2	(71.9)	12.6
Total Amount Recognized in OCI	9.7	46.6	(63.4)	190.6
Tax effects	3.8	(5.8)	(1.9)	(43.4)
Net Amount Recognized in OCI	$13.5	$40.8	($65.3)	$147.2
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$2,985.5	$3,033.9	$2,005.6	$2,070.7	$55.7	$47.4	($1.3)	($11.7)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.2	($0.1)	($0.3)	$0.4	$—	$—	$16.8	($10.1)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.7	4.4
Other:
Amount reclassified from OCI into income	—	—	—	—	0.9	1.4	(0.4)	(28.0)
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	(2.3)	—
Total (Gain) Loss Reclassified from OCI to Income	0.2	(0.1)	(0.3)	0.4	0.9	1.4	19.8	(33.7)
Tax effects	—	—	0.1	(0.1)	(0.4)	(0.4)	(4.8)	8.1
Net (Gain) Loss Reclassified from OCI to Income	$0.2	($0.1)	($0.2)	$0.3	$0.5	$1.0	$15.0	($25.6)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$2.1	($13.6)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(2.1)	13.6	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$8,913.1	$9,408.7	$6,064.3	$6,625.8	$169.1	$129.5	($25.3)	($26.2)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.1	$—	$1.5	$4.0	$—	$—	($9.8)	($134.0)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	16.7	9.7
Other:
Amount reclassified from OCI into income	—	—	—	—	3.3	4.2	1.5	1.4
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	(2.3)	—
Total (Gain) Loss Reclassified from OCI to Income	0.1	—	1.5	4.0	3.3	4.2	6.1	(122.9)
Tax effects	—	—	(0.3)	(0.9)	(1.3)	(1.5)	(1.3)	29.8
Net (Gain) Loss Reclassified from OCI to Income	$0.1	$—	$1.2	$3.1	$2.0	$2.7	$4.8	($93.1)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$20.0	$3.6	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(20.0)	(3.6)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($1.6)	$0.2	($0.5)	$0.7
De-designated interest rate swaps	—	—	(8.9)	—
Other	—	—	(0.1)	(1.0)
Total (Gain) Loss Recognized in Income	($1.6)	$0.2	($9.5)	($0.3)

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($1.3)	$1.5	($1.4)	($2.0)
De-designated interest rate swaps	—	—	(8.9)	—
Other	—	—	—	0.9
Total (Gain) Loss Recognized in Income	($1.3)	$1.5	($10.3)	($1.1)
The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2024 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $61.6 and $94.2 as of 30 June 2024 and 30 September 2023, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $255.2 and $345.0 as of 30 June 2024 and 30 September 2023, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2024		30 September 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$52.2	$52.2	$76.4	$76.4
Interest rate management contracts	237.2	237.2	317.7	317.7
Liabilities
Derivatives
Forward exchange contracts	$96.4	$96.4	$124.4	$124.4
Interest rate management contracts	62.5	62.5	87.0	87.0
Long-term debt, including current portion and related party	13,873.6	13,281.5	10,046.3	9,173.5
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2024				30 September 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$52.2	$—	$52.2	$—	$76.4	$—	$76.4	$—
Interest rate management contracts	237.2	—	237.2	—	317.7	—	317.7	—
Total Assets at Fair Value	$289.4	$—	$289.4	$—	$394.1	$—	$394.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$96.4	$—	$96.4	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	62.5	—	62.5	—	87.0	—	87.0	—
Total Liabilities at Fair Value	$158.9	$—	$158.9	$—	$211.4	$—	$211.4	$—

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
The interest rate, maturity, and carrying amount as of 30 June 2024 for each of these notes are summarized in the table below:

	Fiscal Year Maturities	30 June 2024
Senior Note 4.600%	2029	$750.0
Senior Note 4.750%	2031	600.0
Senior Note 4.850%	2034	1,150.0
Total		$2,500.0
Credit Facilities
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Credit Agreement”) as well as a 364-day $500 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026. Both agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. As of 30 June 2024, no borrowings were outstanding under either agreement.
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
Related Party Debt
Total debt owed to related parties was $289.5 and $328.3 as of 30 June 2024 and 30 September 2023, respectively, of which $193.2 and $177.6, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company.

11. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and nine months ended 30 June 2024 and 2023 were as follows:

	Pension Benefits
	2024			2023
Three Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$2.4	$2.8	$5.2	$2.7	$3.0	$5.7
Non-service cost:
Interest cost	33.7	14.9	48.6	32.5	15.2	47.7
Expected return on plan assets	(30.0)	(11.7)	(41.7)	(31.7)	(12.6)	(44.3)
Prior service cost amortization	0.3	0.2	0.5	0.3	—	0.3
Actuarial loss amortization	14.3	3.2	17.5	14.9	3.1	18.0
Settlements	—	0.4	0.4	—	0.3	0.3
Other	—	0.6	0.6	—	0.2	0.2
Net Periodic Cost	$20.7	$10.4	$31.1	$18.7	$9.2	$27.9

	Pension Benefits
	2024			2023
Nine Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$7.2	$8.4	$15.6	$8.2	$9.3	$17.5
Non-service cost:
Interest cost	101.1	44.7	145.8	97.5	44.5	142.0
Expected return on plan assets	(90.0)	(35.2)	(125.2)	(95.3)	(36.6)	(131.9)
Prior service cost amortization	0.9	0.7	1.6	0.9	0.1	1.0
Actuarial loss amortization	42.9	9.6	52.5	44.7	9.1	53.8
Settlements	—	0.6	0.6	0.9	0.5	1.4
Curtailments	—	—	—	—	(1.9)	(1.9)
Other	—	0.8	0.8	—	0.7	0.7
Net Periodic Cost	$62.1	$29.6	$91.7	$56.9	$25.7	$82.6
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2024 and 2023 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the nine months ended 30 June 2024 and 2023, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $25.6 and $22.0, respectively. Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.
During the three and nine months ended 30 June 2024, we recognized actuarial gain amortization of $0.1 and $0.4, respectively, for our other postretirement benefits plan. During the three and nine months ended 30 June 2023, we recognized actuarial gain amortization of $0.5 and $1.5, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $32 at 30 June 2024) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $32 at 30 June 2024) plus interest accrued thereon until final disposition of the proceedings.
Additionally, during the third quarter of fiscal year 2024, we settled a dispute regarding energy management charges related to a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. As a result of the settlement, we recognized a gain of $7.7 that is reflected within "Other income (expense), net" on our consolidated income statements for the three and nine months ended 30 June 2024. We collected the settlement in full in July 2024.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 June 2024 and 30 September 2023 included an accrual of $59.8 and $64.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 26 years. We estimate the exposure for environmental loss contingencies to range from $59 to a reasonably possible upper exposure of $73 as of 30 June 2024.
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

Pace
At 30 June 2024, $36.0 of the environmental accrual was related to our facility in Pace, Florida.
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
We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was initiated in fiscal year 2023, with construction expected to begin in fiscal year 2025. In fiscal years 2025 and 2026, we expect to connect groundwater recovery wells and ancillary equipment to the existing groundwater recovery system. Further, we expect additional future capital expenditures to consider the extended time horizon for remediation at the site.
Pasadena
At 30 June 2024, $10.4 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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

13. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the nine months ended 30 June 2024, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 June 2024, there were 1.0 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Before-tax share-based compensation cost	$17.6	$14.5	$46.0	$46.9
Income tax benefit	(4.2)	(3.5)	(11.1)	(11.4)
After-tax share-based compensation cost	$13.4	$11.0	$34.9	$35.5
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2024 and 2023 was not material.
Deferred Stock Units
During the nine months ended 30 June 2024, we granted 102,120 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2023 and ending 30 September 2026, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $302.10 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	25.0%
Risk-free interest rate	4.3%
Expected dividend yield	2.6%
In addition, during the nine months ended 30 June 2024, we granted 145,895 time-based deferred stock units at a weighted average grant-date fair value of $270.77.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2024:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2024	$53.4	($1,759.3)	($570.0)	($2,275.9)
Other comprehensive income (loss) before reclassifications	$13.5	($140.2)	$—	($126.7)
Amounts reclassified from AOCL	$15.5	$—	$13.8	$29.3
Net current period other comprehensive income (loss)	$29.0	($140.2)	$13.8	($97.4)
Amount attributable to noncontrolling interests	$21.5	($3.8)	$0.1	$17.8
Balance at 30 June 2024	$60.9	($1,895.7)	($556.3)	($2,391.1)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2023	$61.1	($1,913.3)	($597.2)	($2,449.4)
Other comprehensive (loss) income before reclassifications	($65.3)	$16.6	$—	($48.7)
Amounts reclassified from AOCL	$8.1	$—	$41.1	$49.2
Net current period other comprehensive (loss) income	($57.2)	$16.6	$41.1	$0.5
Amount attributable to noncontrolling interests	($57.0)	($1.0)	$0.2	($57.8)
Balance at 30 June 2024	$60.9	($1,895.7)	($556.3)	($2,391.1)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	$0.2	($0.1)	$0.1	$—
Cost of sales	(0.2)	0.3	1.2	3.1
Interest expense	0.5	1.0	2.0	2.7
Other non-operating income (expense), net	15.0	(25.6)	4.8	(93.1)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$15.5	($24.4)	$8.1	($87.3)

Currency Translation Adjustment
Business and asset actions	$—	$—	$—	($0.3)

Pension and Postretirement Benefits, net of tax(A)	$13.8	$13.5	$41.1	$39.8
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Numerator
Net income attributable to Air Products	$696.6	$595.6	$1,878.3	$1,607.6
Denominator (in millions)
Weighted average common shares — Basic	222.5	222.4	222.5	222.3
Effect of dilutive securities
Employee stock option and other award plans	0.3	0.4	0.3	0.4
Weighted average common shares — Diluted	222.8	222.8	222.8	222.7

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$3.13	$2.68	$8.44	$7.23
Diluted EPS attributable to Air Products	$3.13	$2.67	$8.43	$7.22
There were no antidilutive outstanding share-based awards for the three months ended 30 June 2024. During the nine months ended 30 June 2024, outstanding share-based awards of 0.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share. There were no antidilutive outstanding share-based awards during the first nine months of fiscal year 2023.
16. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $80 and $255 for the three and nine months ended 30 June 2024, respectively, and $105 and $290 for the three and nine months ended 30 June 2023, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2024 and 30 September 2023, our consolidated balance sheets included related party trade receivables of approximately $85 and $80, respectively.
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
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our progress payments of approximately $910, of which $100 was paid during the first quarter of fiscal year 2024, are reflected within "Financing receivables" on our consolidated balance sheet as of 30 June 2024.

Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project cost estimates that unfavorably impacted operating income by approximately $50 and $115 for the three and nine months ended 30 June 2024, respectively, and approximately $45 and $105 for the three and nine months ended 30 June 2023, respectively.
Income Taxes
Our effective tax rate was 16.6% and 17.5% for the three and nine months ended 30 June 2024, respectively, and 18.6% and 19.4% for the three and nine months ended 30 June 2023, respectively.
Income tax payments, net of refunds, were $502.2 and $487.6 for the nine months ended 30 June 2024 and 30 June 2023, respectively. Income tax payments for the first nine months of fiscal year 2024 include cash paid to purchase $50.0 of transferable tax credits that were used to offset estimated tax payments in 2024.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. Our reportable segments are as follows:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other.
Except for the Corporate and other segment, each reportable segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of three operating segments that meet the aggregation criteria under GAAP.
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 30 June 2024
Sales	$1,234.7	$789.6	$693.4	$32.8	$235.0	$2,985.5	(A)
Operating income (loss)	391.1	200.1	204.7	(1.4)	(56.9)	737.6	(B)
Depreciation and amortization	175.6	115.5	52.2	6.8	10.2	360.3
Equity affiliates' income	37.5	8.7	26.3	89.2	7.2	168.9
Three Months Ended 30 June 2023
Sales	$1,260.7	$822.9	$706.6	$39.7	$204.0	$3,033.9	(A)
Operating income (loss)	374.8	240.8	176.1	5.8	(94.3)	703.2	(B)
Depreciation and amortization	163.1	108.3	48.6	7.0	12.9	339.9
Equity affiliates' income	29.9	7.5	28.8	95.5	3.3	165.0
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the "Reconciliation to Consolidated Results" section below.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Nine Months Ended 30 June 2024
Sales	$3,732.6	$2,363.1	$2,092.5	$103.9	$621.0	$8,913.1	(A)
Operating income (loss)	1,117.4	614.9	603.3	8.1	(245.0)	2,098.7	(B)
Depreciation and amortization	519.4	343.7	151.2	20.1	35.9	1,070.3
Equity affiliates' income	118.8	21.2	58.7	256.0	15.9	470.6
Nine Months Ended 30 June 2023
Sales	$4,018.0	$2,414.6	$2,251.4	$125.9	$598.8	$9,408.7	(A)
Operating income (loss)	1,042.0	709.7	495.1	13.8	(260.0)	2,000.6	(B)
Depreciation and amortization	480.8	320.2	141.2	20.2	38.6	1,001.0
Equity affiliates' income	74.4	22.2	76.0	258.5	9.8	440.9

Total Assets
30 June 2024	$11,889.9	$7,147.9	$5,334.3	$7,629.9	$4,972.3	$36,974.3
30 September 2023	9,927.5	7,009.6	4,649.8	5,708.4	4,707.2	32,002.5
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B) Refer to the "Reconciliation to Consolidated Results" section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income	2024	2023	2024	2023
Total	$737.6	$703.2	$2,098.7	$2,000.6
Business and asset actions	—	(59.0)	(57.0)	(244.6)
Consolidated Operating Income	$737.6	$644.2	$2,041.7	$1,756.0

18. SUBSEQUENT EVENT
In July 2024, we entered into an agreement to sell our liquefied natural gas process technology and equipment business to Honeywell International Inc. for approximately $1.8 billion in an all-cash transaction. We expect to close the sale before the end of calendar year 2024, subject to the satisfaction or waiver of customary closing conditions, including the receipt of certain regulatory approvals. The decision to divest this business reflects our continued focus on growing and efficiently operating our core industrial gas business while executing projects that will provide world-scale clean hydrogen. The expected sale does not qualify for presentation as a discontinued operation as it does not represent a strategic shift in our operations.

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
Comparisons included in the discussion that follows are for the third quarter and first nine months of fiscal year 2024 versus ("vs.") the third quarter and first nine months of fiscal year 2023. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2023 Form 10-K.
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

THIRD QUARTER 2024 VS. THIRD QUARTER 2023
THIRD QUARTER 2024 IN SUMMARY
•Sales of $2,985.5 decreased 2%, or $48.4, due to an unfavorable impact from currency of 2% and lower energy cost pass-through to customers of 1%, which were partially offset by higher pricing of 1%. Volumes were flat versus the prior year.
•Operating income of $737.6 increased 14%, or $93.4, as a prior year charge for business and asset actions, positive pricing, net of power and fuel costs, and favorable business mix were partially offset by unfavorable currency and higher costs. Operating margin of 24.7% increased 350 basis points ("bp").
•Equity affiliates' income of $168.9 increased 2%, or $3.9, primarily due to higher income from an affiliate in the Americas, which was partially offset by lower contributions from affiliates in the Middle East.
•Net income of $708.9 increased 16%, or $98.4, primarily due to a prior year charge for business and asset actions, favorable pricing, net of power and fuel costs, and favorable business mix. Higher costs driven by planned maintenance and inflation were partially offset by improved productivity. Net income margin of 23.7% increased 360 bp.
•Adjusted EBITDA of $1,266.8 increased 5%, or $58.7, and adjusted EBITDA margin of 42.4% increased 260 bp.
•Diluted EPS of $3.13 increased 17%, or $0.46 per share. On a non-GAAP basis, adjusted diluted EPS of $3.20 increased 7%, or $0.22 per share. A summary table of changes in diluted EPS is presented below.
•In July 2024, we entered into an agreement to divest our liquefied natural gas ("LNG") process technology and equipment business for approximately $1.8 billion in an all-cash transaction. We expect to close the sale before the end of calendar year 2024, subject to the satisfaction or waiver of customary closing conditions, including the receipt of certain regulatory approvals.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and do not sum to the total change in diluted EPS due to rounding.

	Three Months Ended		Change vs. Prior Year
	30 June
	2024	2023
Diluted EPS	$3.13	$2.67	$0.46
% Change from prior year			17%
Operating Impacts
Underlying business:
Volume			0.05
Price, net of variable costs			0.16
Other costs			(0.04)
Currency			(0.04)
Business and asset actions			0.23
Total Operating Impacts			$0.36
Other Impacts
Equity affiliates' income			$0.01
Interest expense			(0.03)
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges			0.01
Non-service pension cost, net			(0.02)
Other			0.01
Change in effective tax rate			0.06
Noncontrolling interests			0.04
Total Other Impacts			$0.08
Total Change in Diluted EPS			$0.46
% Change from prior year			17%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the third quarter of fiscal years 2024 and 2023:

	Three Months Ended		Change vs. Prior Year
	30 June
	2024	2023
Diluted EPS	$3.13	$2.67	$0.46
Business and asset actions	—	0.23	(0.23)
Gain on de-designation of cash flow hedges	(0.01)	—	(0.01)
Non-service pension cost, net	0.09	0.07	0.02
Adjusted Diluted EPS	$3.20	$2.98	$0.22
% Change from prior year			7%

THIRD QUARTER 2024 RESULTS OF OPERATIONS
Discussion of Third Quarter Consolidated Results

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%/bp
GAAP Measures
Sales	$2,985.5	$3,033.9	($48.4)	(2%)
Operating income	737.6	644.2	93.4	14%
Operating margin	24.7%	21.2%		350	bp
Equity affiliates’ income	$168.9	$165.0	$3.9	2%
Net income	708.9	610.5	98.4	16%
Net income margin	23.7%	20.1%		360	bp
Non-GAAP Measures
Adjusted EBITDA	$1,266.8	$1,208.1	$58.7	5%
Adjusted EBITDA margin	42.4%	39.8%		260	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	(1%)
Currency	(2%)
Total Consolidated Sales Change	(2%)
Sales of $2,985.5 decreased 2%, or $48.4, due to an unfavorable impact from currency of 2% and lower energy cost pass-through to customers of 1%, which were partially offset by higher pricing of 1% driven by our Americas segment. Volume was flat versus the prior year as higher demand for hydrogen in the Americas as well as contributions from new on-site assets in Europe and Asia were offset by weaker merchant demand.
Cost of Sales and Gross Margin
Cost of sales of $2,005.6 decreased 3%, or $65.1, primarily due to lower energy cost pass-through to customers of $42 and favorable currency of $31, partially offset by higher costs of $11. Higher costs resulting from inflation and planned maintenance activities were partially offset by lower power costs in our merchant business as well as improvements from strategic productivity actions. Gross margin of 32.8% increased 110 bp from 31.7% in the prior year primarily due to favorable pricing.
Selling and Administrative Expense
Selling and administrative expense of $235.4 decreased 1%, or $3.3, primarily due to our productivity improvements, which were partially offset by labor inflation. Selling and administrative expense as a percentage of sales of 7.9% was flat versus the prior year.
Research and Development Expense
Research and development expense of $27.0 decreased 8%, or $2.3. Research and development expense as a percentage of sales decreased to 0.9% from 1.0% in the prior year.

Business and Asset Actions
Our consolidated income statement for the three months ended 30 June 2023 reflected a charge of $59.0 ($51.2 after tax, or $0.23 per share) for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. This charge, which was not recorded in segment results, included a noncash charge of $32.0 to write off assets related to our exit from certain projects previously under construction in our Asia segment as well as an expense of $27.0 for severance and other benefits payable to employees identified under a global cost reduction plan that originated during the third quarter of fiscal year 2023.
Other Income (Expense), Net
Other income of $20.1 increased $12.1 primarily due to the favorable settlement of a legal dispute regarding energy management charges related to an extreme weather event in 2021 in our Americas segment. Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements for additional information.
Operating Income and Operating Margin
Operating income of $737.6 increased 14%, or $93.4, as a prior year charge for business and asset actions of $59, positive pricing, net of power and fuel costs, of $44, and favorable business mix of $12 were partially offset by an unfavorable impact from currency of $11 and higher costs of $10. Higher costs were driven by labor inflation and planned maintenance activities, which were partially offset by productivity improvements as well as the favorable settlement of a legal dispute in the Americas segment. Operating margin of 24.7% increased 350 bp from 21.2% in the prior year primarily due to the business and asset actions and favorable pricing.
Equity Affiliates' Income
Equity affiliates' income of $168.9 increased 2%, or $3.9, primarily due to higher income from an affiliate in the Americas, which was partially offset by lower contributions from affiliates in the Middle East.
Interest Expense

	Three Months Ended
	30 June
	2024	2023
Interest incurred	$133.7	$77.8
Less: Capitalized interest	78.0	30.4
Interest expense	$55.7	$47.4
Interest incurred increased 72%, or $55.9, primarily due to a higher debt balance from senior notes issued in February 2024 to fund projects under our Green Finance Framework as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased $47.6 due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $1.3 decreased 89%, or $10.4, primarily due to an unrealized gain of $11.2 ($3.0 attributable to Air Products after tax, or $0.01 per share) that was recorded upon de-designation of certain interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information.
Net Income and Net Income Margin
Net income of $708.9 increased 16%, or $98.4, due to higher pricing, net of power and fuel costs, and favorable business mix. Additionally, the prior year included a charge of $59.0 for business and asset actions intended to optimize costs and focus resources on our growth projects. These strategic actions resulted in productivity improvements across our organization, which partially offset higher costs driven by planned maintenance and inflation. Net income margin of 23.7% increased 360 bp from 20.1% in the prior year, primarily due to the prior year charge for business and asset actions and higher pricing.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,266.8 increased 5%, or $58.7, as higher pricing, net of power and fuel costs, favorable business mix, and improvements from our strategic productivity actions were partially offset by higher maintenance costs and inflation. Adjusted EBITDA margin of 42.4% increased 260 bp from 39.8% in the prior year.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 16.6% and 18.6% for the three months ended 30 June 2024 and 2023, respectively. Our current quarter effective tax rate was lower due to earning a greater share of income in jurisdictions with lower tax rates, higher equity affiliates' income, the tax benefit from a tax election related to a non-U.S. subsidiary, higher excess tax benefits on share-based compensation, and the release of certain unrecognized tax benefits upon expiration of the statute of limitations for uncertain tax positions taken in prior years.
Additionally, during the third quarter of fiscal year 2023, we recognized a charge of $59.0 ($51.2 attributable to Air Products after tax) related to various business and asset actions that are described in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge included certain losses for which we could not recognize an income tax benefit.
Our adjusted effective tax rate, which excludes the impact of the business and asset actions discussed above as well as other adjustments described in the "Reconciliations of Non-GAAP Financial Measures" section, was 16.9% and 18.4% for the three months ended 30 June 2024 and 2023, respectively.
Discussion of Third Quarter Results by Business Segment
Americas

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$1,234.7	$1,260.7	($26.0)	(2%)
Operating income	391.1	374.8	16.3	4%
Operating margin	31.7%	29.7%		200	bp
Equity affiliates’ income	$37.5	$29.9	$7.6	25%
Adjusted EBITDA	604.2	567.8	36.4	6%
Adjusted EBITDA margin	48.9%	45.0%		390	bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(1%)
Price	3%
Energy cost pass-through to customers	(3%)
Currency	(1%)
Total Americas Sales Change	(2%)

Sales of $1,234.7 decreased 2%, or $26.0, as lower energy cost pass-through to customers of 3%, lower volumes of 1%, and an unfavorable impact from currency of 1% were partially offset by higher pricing of 3%. Pricing was favorable across all merchant product lines. Volumes declined modestly primarily due to weaker merchant volume, which was partially offset by higher demand for hydrogen in our on-site business.
Operating income of $391.1 increased 4%, or $16.3, as positive pricing, net of power and fuel costs, of $32 was partially offset by higher costs of $9, unfavorable currency of $4, and lower volumes of $3. Higher costs for planned maintenance and labor inflation were partially offset by productivity improvements as well as other income recognized for the favorable settlement of a legal dispute. Operating margin of 31.7% increased 200 bp from 29.7% in the prior year primarily due to favorable pricing and lower energy cost pass-through to customers, partially offset by the impact of higher costs. Of the 200 bp improvement, lower energy cost pass-through to customers contributed approximately 100 bp.
Equity affiliates’ income of $37.5 increased 25%, or $7.6, driven by higher income from an affiliate in Mexico.

Asia

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$789.6	$822.9	($33.3)	(4%)
Operating income	200.1	240.8	(40.7)	(17%)
Operating margin	25.3%	29.3%		(400	bp)
Equity affiliates’ income	$8.7	$7.5	$1.2	16%
Adjusted EBITDA	324.3	356.6	(32.3)	(9%)
Adjusted EBITDA margin	41.1%	43.3%		(220	bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	(1%)
Price	—%
Energy cost pass-through to customers	1%
Currency	(4%)
Total Asia Sales Change	(4%)

Sales of $789.6 decreased 4%, or $33.3, as an unfavorable impact from currency of 4% driven by strengthening of the U.S. Dollar against most major currencies and lower volumes of 1% were partially offset by higher energy cost pass-through to customers of 1%. Volumes declined modestly overall primarily due to lower demand for merchant products and planned maintenance outages, which were partially offset by contributions from new industrial gas on-site plants across the region. Pricing was flat versus the prior year.
Operating income of $200.1 decreased 17%, or $40.7, due to lower volumes of $26, unfavorable currency of $8, lower pricing, net of power and fuel costs, of $4, and higher costs of $3. Volume and costs were unfavorable primarily due to planned maintenance outages. Operating margin of 25.3% decreased 400 bp from 29.3% in the prior year primarily due to the planned maintenance outages.
Equity affiliates’ income of $8.7 increased 16%, or $1.2, driven by higher income from an affiliate in Thailand.

Europe

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$693.4	$706.6	($13.2)	(2%)
Operating income	204.7	176.1	28.6	16%
Operating margin	29.5%	24.9%		460	bp
Equity affiliates’ income	$26.3	$28.8	($2.5)	(9%)
Adjusted EBITDA	283.2	253.5	29.7	12%
Adjusted EBITDA margin	40.8%	35.9%		490	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	—%
Energy cost pass-through to customers	(2%)
Currency	(1%)
Total Europe Sales Change	(2%)

Sales of $693.4 decreased 2%, or $13.2, due to lower energy cost pass-through to customers of 2% and an unfavorable impact from currency of 1%, partially offset by higher volumes of 1%. Volumes improved modestly as contributions from a new facility in Uzbekistan were partially offset by weaker merchant demand. Pricing was flat versus the prior year.
Operating income of $204.7 increased 16%, or $28.6, primarily due to higher volumes of $19 and pricing, net of lower power and fuel costs, of $17, partially offset by higher costs of $7. Higher costs driven by labor inflation were partially offset by productivity improvements. Operating margin of 29.5% increased 460 bp from 24.9% in the prior year.
Equity affiliates’ income of $26.3 decreased 9%, or $2.5, driven by lower income from our affiliate in Italy.
Middle East and India

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%
Sales	$32.8	$39.7	($6.9)	(17%)
Operating (loss) income	(1.4)	5.8	(7.2)	(124%)
Equity affiliates' income	89.2	95.5	(6.3)	(7%)
Adjusted EBITDA	94.6	108.3	(13.7)	(13%)

Sales of $32.8 decreased 17%, or $6.9, and operating loss of $1.4 decreased $7.2 from income of $5.8 in the prior year, in each case primarily due to lower merchant volumes and pricing.
Equity affiliates' income of $89.2 decreased 7%, or $6.3, driven by higher costs across our affiliates.

Corporate and other

	Three Months Ended
	30 June		Change vs. Prior Year
	2024	2023	$	%
Sales	$235.0	$204.0	$31.0	15%
Operating loss	(56.9)	(94.3)	37.4	40%
Adjusted EBITDA	(39.5)	(78.1)	38.6	49%

Sales of $235.0 increased 15%, or $31.0, and operating loss of $56.9 decreased 40%, or $37.4, primarily due to higher LNG and other equipment sales. Our operating results also benefited from lower costs driven by productivity improvements.
FIRST NINE MONTHS 2024 VS. FIRST NINE MONTHS 2023
FIRST NINE MONTHS 2024 IN SUMMARY
•Sales of $8,913.1 decreased 5%, or $495.6, due to lower energy cost pass-through to customers of 6%, which was partially offset by higher pricing of 1%. Volume and currency were both flat versus the prior year.
•Operating income of $2,041.7 increased 16%, or $285.7, as lower charges for business and asset actions, positive pricing, net of power and fuel costs, and favorable business mix were partially offset by higher costs and unfavorable currency. Operating margin of 22.9% increased 420 bp from 18.7% in the prior year and included a positive impact from lower energy cost pass-through to customers.
•Equity affiliates' income of $470.6 increased 7%, or $29.7, as higher income from affiliates in the Americas segment was partially offset by lower contributions from affiliates in Europe.
•Net income of $1,911.4 increased 16%, or $267.2, due to lower charges for business and asset actions, favorable pricing, and favorable business mix. Higher costs driven by inflation and planned maintenance were partially offset by lower incentive compensation, favorable non-recurring items, and improved productivity. Net income margin of 21.4% increased 390 bp and included a positive impact from lower energy cost pass-through to customers.
•Adjusted EBITDA of $3,639.6 increased 6%, or $197.1, and adjusted EBITDA margin of 40.8% increased 420 bp.
•Diluted EPS of $8.43 increased 17%, or $1.21 per share. On a non-GAAP basis, adjusted diluted EPS of $8.87 increased 6%, or $0.51 per share. A summary table of changes in diluted EPS is presented below.
•In July 2024, we entered into an agreement to divest our LNG business for approximately $1.8 billion in an all-cash transaction. We expect to close the sale before the end of calendar year 2024, subject to the satisfaction or waiver of customary closing conditions, including the receipt of certain regulatory approvals.

Changes in Diluted EPS Attributable to Air Products
The per share impacts presented in the tables below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

	Nine Months Ended		Change vs. Prior Year
	30 June
	2024	2023
Diluted EPS	$8.43	$7.22	$1.21
% Change from prior year			17%
Operating Impacts
Underlying business:
Volume			$0.08
Price, net of variable costs			0.47
Other costs			(0.13)
Currency			(0.07)
Business and asset actions			0.72
Total Operating Impacts			$1.07
Other Impacts
Equity affiliates' income			$0.11
Interest expense			(0.14)
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges			0.01
Non-service pension cost, net			(0.03)
Change in effective tax rate			0.12
Noncontrolling interests			0.07
Total Other Impacts			$0.14
Total Change in Diluted EPS			$1.21
% Change from prior year			17%
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first nine months of fiscal years 2024 and 2023:

	Nine Months Ended		Change vs. Prior Year
	30 June
	2024	2023
Diluted EPS	$8.43	$7.22	$1.21
Business and asset actions	0.20	0.92	(0.72)
Gain on de-designation of cash flow hedges	(0.01)	—	(0.01)
Non-service pension cost, net	0.25	0.22	0.03
Adjusted Diluted EPS	$8.87	$8.36	$0.51
% Change from prior year			6%

FIRST NINE MONTHS 2024 RESULTS OF OPERATIONS
Discussion of First Nine Months Consolidated Results

	Nine Months Ended
	30 June		Changes
	2024	2023	$	%/bp
GAAP Measures
Sales	$8,913.1	$9,408.7	($495.6)	(5%)
Operating income	2,041.7	1,756.0	285.7	16%
Operating margin	22.9%	18.7%		420	bp
Equity affiliates’ income	$470.6	$440.9	$29.7	7%
Net income	1,911.4	1,644.2	267.2	16%
Net income margin	21.4%	17.5%		390	bp
Non-GAAP Measures
Adjusted EBITDA	$3,639.6	$3,442.5	$197.1	6%
Adjusted EBITDA margin	40.8%	36.6%		420 bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	(6%)
Currency	—%
Total Consolidated Sales Change	(5%)
Sales of $8,913.1 decreased 5%, or $495.6, due to lower energy cost pass-through to customers of 6%, driven by lower natural gas prices in North America and Europe, partially offset by higher pricing of 1%. Volumes were flat as weaker merchant demand offset improvements in our on-site business, which included higher demand for hydrogen in the Americas as well as contributions from new assets in Europe and Asia. Currency was also stable versus the prior year.
Cost of Sales and Gross Margin
Cost of sales of $6,064.3 decreased 8%, or $561.5, due to lower energy cost pass-through to customers of $584 and a favorable impact from currency of $20, partially offset by higher costs associated with sales volumes of $32 and higher costs of $10. Higher costs resulting from inflation and planned maintenance activities were partially offset by lower power costs in our merchant business as well as improvements from strategic productivity actions. Gross margin of 32.0% increased 240 bp from 29.6% in the prior year primarily due to lower energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $714.4 decreased 1%, or $9.9, primarily due to lower incentive compensation and productivity improvements, partially offset by labor inflation. Selling and administrative expense as a percentage of sales increased to 8.0% from 7.7% in the prior year.
Research and Development Expense
Research and development expense of $78.1 decreased 3%, or $2.8. Research and development expense as a percentage of sales of 0.9% was flat versus the prior year.
Business and Asset Actions
Our consolidated income statements for the nine months ended 30 June 2024 and 2023 include charges of $57.0 ($43.8 after tax, or $0.20 per share) and $244.6 ($204.9 attributable to Air Products after tax, or $0.92 per share), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. Charges for business and asset actions are not recorded in segment results.

The current year charge of $57.0 was for severance and other postemployment benefits payable to employees identified under a global cost reduction plan that originated during the third quarter of fiscal year 2023, which resulted in an initial charge of $27.0. The prior year also included a noncash charge of $217.6 to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments. The assets written off included those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country.
Other Income (Expense), Net
Other income of $42.4 increased 85%, or $19.5, primarily due to higher income from the sale of assets as well as the favorable settlement of a legal dispute. Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements for additional information. These items were partially offset by an unfavorable foreign exchange impact from the devaluation of the Argentine peso during the first quarter of fiscal year 2024.
Operating Income and Operating Margin
Operating income of $2,041.7 increased 16%, or $285.7, as lower charges for business and asset actions of $188, positive pricing, net of power and fuel costs, of $130, and favorable business mix of $22 were partially offset by higher costs of $35 and an unfavorable impact from currency of $19. The higher costs were driven by labor inflation and higher planned maintenance, partially offset by lower incentive compensation, productivity improvements, as well as favorable non-recurring items such as sales of assets and the favorable settlement of a legal dispute in our Americas segment. Operating margin of 22.9% increased 420 bp from 18.7% in the prior year primarily due to lower charges for business and asset actions, favorable pricing, and lower energy cost pass-through to customers. Of the 420 bp improvement, lower energy cost pass-through to customers contributed approximately 150 bp.
Equity Affiliates' Income
Equity affiliates' income of $470.6 increased 7%, or $29.7, as higher income from affiliates in the Americas segment, which included recognition of our share of income from an asset sale, was partially offset by a lower contribution from an affiliate in Europe.
Interest Expense

	Nine Months Ended
	30 June
	2024	2023
Interest incurred	$367.8	$198.2
Less: Capitalized interest	198.7	68.7
Interest expense	$169.1	$129.5
Interest incurred increased 86%, or $169.6, primarily due to a higher debt balance from senior notes issued in March 2023 and February 2024 to fund projects under our Green Finance Framework as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased $130.0 due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), net
Other non-operating expense of $25.3 decreased 3%, or $0.9. During the third quarter of fiscal year 2024, we recorded an unrealized gain of $11.2 ($3.0 attributable to Air Products after tax, or $0.01 per share) upon de-designation of certain interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information. Additionally, we recognized higher interest income on cash and cash items and short-term investments during the first nine months of fiscal year 2024. These favorable items were partially offset by higher non-service pension costs.
Net Income and Net Income Margin
Net income of $1,911.4 increased 16%, or $267.2, due to higher pricing, net of power and fuel costs, and favorable business mix. Additionally, strategic business and asset actions for which we incurred higher charges in the prior year resulted in productivity improvements across our organization, which partially offset higher costs driven by inflation and planned maintenance. Higher costs were partially offset by lower incentive compensation and favorable non-recurring operating items.

Net income margin of 21.4% increased 390 bp from 17.5% in the prior year primarily due to the lower charges for business and asset actions, higher pricing, and lower energy cost pass-through to customers. Of the 390 bp improvement, lower energy cost pass-through to customers contributed approximately 150 bp.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $3,639.6 increased 6%, or $197.1, due to higher pricing, net of power and fuel costs, and favorable business mix, partially offset by higher costs. Higher costs driven by inflation and planned maintenance costs were partially offset by lower incentive compensation, favorable non-recurring operating items, and productivity improvements. Adjusted EBITDA margin of 40.8% increased 420 bp from 36.6% in the prior year primarily due to lower energy cost pass-through to customers and higher pricing. Of the 420 bp improvement, lower energy cost pass-through to customers contributed approximately 250 bp.
Effective Tax Rate
Our effective tax rate was 17.5% and 19.4% for the nine months ended 30 June 2024 and 2023, respectively. Our current year effective tax rate was lower due to earning a greater share of income in jurisdictions with lower tax rates, higher equity affiliates' income, the tax benefit from a tax election related to a non-U.S. subsidiary, and the release of certain unrecognized tax benefits upon expiration of the statute of limitations for uncertain tax positions taken in prior years. In addition, during the first nine months of fiscal year 2023, we recorded a charge for business and asset actions of $244.6 ($204.9 attributable to Air Products after tax) that included certain losses for which we could not recognize an income tax benefit and were subject to a valuation allowance of $36.0. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary. For additional information on the charge for business and asset actions, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Our adjusted effective tax rate, which excludes the impact of the business and asset actions discussed above as well as other adjustments described in the "Reconciliations of Non-GAAP Financial Measures" section, was 17.9% and 19.1% for the nine months ended 30 June 2024 and 2023, respectively.
Discussion of First Nine Months Results by Business Segment
Americas

	Nine Months Ended
	30 June		Changes
	2024	2023	$		%/bp
Sales	$3,732.6	$4,018.0	($285.4)		(7%)
Operating income	1,117.4	1,042.0	75.4		7%
Operating margin	29.9%	25.9%		400	bp
Equity affiliates’ income	$118.8	$74.4	$44.4		60%
Adjusted EBITDA	1,755.6	1,597.2	158.4		10%
Adjusted EBITDA margin	47.0%	39.8%			720 bp

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	1%
Price	3%
Energy cost pass-through to customers	(10%)
Currency	(1%)
Total Americas Sales Change	(7%)

Sales of $3,732.6 decreased 7%, or $285.4, as lower energy cost pass-through to customers of 10% driven by lower natural gas prices in North America and an unfavorable currency impact of 1% were partially offset by higher pricing of 3% and higher volumes of 1%. Pricing was favorable across all merchant product lines. Volumes improved modestly as higher demand for hydrogen in our on-site business was partially offset by weaker merchant volume.
Operating income of $1,117.4 increased 7%, or $75.4, due to positive pricing, net of power and fuel costs, of $102 and favorable volumes of $28, partially offset by higher costs of $50 and unfavorable currency of $5. The higher costs were driven by higher planned maintenance and labor inflation, partially offset by lower incentive compensation as well as the favorable settlement of a legal dispute during the third quarter. Operating margin of 29.9% increased 400 bp from 25.9% in the prior year primarily due to lower energy cost pass-through to customers and favorable pricing, which were partially offset by the impact of higher costs. Of the 400 bp improvement, lower energy cost pass-through to customers contributed approximately 250 bp.
Equity affiliates’ income of $118.8 increased 60%, or $44.4, due to higher income from an affiliate in Mexico as well as recognition of our share of income from an asset sale.
Asia

	Nine Months Ended
	30 June		Changes
	2024	2023	$	%/bp
Sales	$2,363.1	$2,414.6	($51.5)	(2%)
Operating income	614.9	709.7	(94.8)	(13%)
Operating margin	26.0%	29.4%		(340	bp)
Equity affiliates’ income	$21.2	$22.2	($1.0)	(5%)
Adjusted EBITDA	979.8	1,052.1	(72.3)	(7%)
Adjusted EBITDA margin	41.5%	43.6%		(210	bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	—%
Price	—%
Energy cost pass-through to customers	1%
Currency	(3%)
Total Asia Sales Change	(2%)
Sales of $2,363.1 decreased 2%, or $51.5, due to an unfavorable currency impact of 3%, partially offset by higher energy cost pass-through to customers of 1%. Despite higher volumes from new industrial gas on-site plants across the region, overall volumes were flat primarily due to lower demand for merchant products. Pricing was flat versus the prior year.
Operating income of $614.9 decreased 13%, or $94.8, primarily due to unfavorable business mix of $59, an unfavorable currency impact of $21, lower pricing, net of power and fuel costs, of $9, and higher costs of $6. Higher costs for labor inflation and higher planned maintenance were partially offset by lower distribution costs. Operating margin of 26.0% decreased 340 bp from 29.4% in the prior year primarily due to unfavorable business mix.
Equity affiliates’ income of $21.2 decreased 5%, or $1.0, as higher maintenance expense for one of our affiliates in China was partially offset by higher income from an affiliate in Thailand.

Europe

	Nine Months Ended
	30 June		Changes
	2024	2023	$	%/bp
Sales	$2,092.5	$2,251.4	($158.9)	(7%)
Operating income	603.3	495.1	108.2	22%
Operating margin	28.8%	22.0%		680	bp
Equity affiliates’ income	$58.7	$76.0	($17.3)	(23%)
Adjusted EBITDA	813.2	712.3	100.9	14%
Adjusted EBITDA margin	38.9%	31.6%		730	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	(1%)
Energy cost pass-through to customers	(10%)
Currency	3%
Total Europe Sales Change	(7%)

Sales of $2,092.5 decreased 7%, or $158.9, due to lower energy cost pass-through to customers of 10% and lower pricing of 1%, partially offset by a favorable impact from currency of 3% and higher volumes of 1%. Currency positively impacted sales primarily due to the weakening of the U.S. Dollar against the Euro. Volumes improved modestly as contributions from a new facility in Uzbekistan were partially offset by weaker merchant demand.
Operating income of $603.3 increased 22%, or $108.2, due to higher volumes of $72, pricing, net of lower power and fuel costs, of $42, and a favorable impact from currency of $12, partially offset by higher costs of $18. Higher costs driven by labor inflation were partially offset by productivity improvements as well as income from the sale of assets. Operating margin of 28.8% increased 680 bp from 22.0% in the prior year due to favorable volumes and pricing as well as lower energy cost pass-through to customers. Of the 680 bp improvement, lower energy cost pass-through to customers contributed approximately 200 bp.
Equity affiliates’ income of $58.7 decreased 23%, or $17.3, driven by prior year non-recurring items for our affiliate in Italy.
Middle East and India

	Nine Months Ended
	30 June		Changes
	2024	2023	$	%
Sales	$103.9	$125.9	($22.0)	(17%)
Operating income	8.1	13.8	(5.7)	(41%)
Equity affiliates' income	256.0	258.5	(2.5)	(1%)
Adjusted EBITDA	284.2	292.5	(8.3)	(3%)

Sales of $103.9 decreased 17%, or $22.0, and operating income of $8.1 decreased 41%, or $5.7, in each case primarily due to lower merchant volumes and pricing.
Equity affiliates' income of $256.0 decreased 1%, or $2.5, driven by higher costs in Saudi Arabia.

Corporate and other

	Nine Months Ended
	30 June		Changes
	2024	2023	$	%
Sales	$621.0	$598.8	$22.2	4%
Operating loss	(245.0)	(260.0)	15.0	6%
Adjusted EBITDA	(193.2)	(211.6)	18.4	9%

Sales of $621.0 increased 4%, or $22.2, and operating loss of $245.0 decreased 6%, or $15.0, in each case primarily due to higher LNG sales. Our operating results also benefited from lower incentive compensation, favorable non-recurring items, and productivity improvements.

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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements, all of which are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans. Additionally, we exclude the impact of fair value adjustments for certain of our derivative instruments for which we discontinued cash flow hedge accounting during the third quarter of fiscal year 2024. We will continue to adjust for these unrealized gains or losses until the related hedges re-qualify for cash flow hedge accounting, which we expect to occur once the hedged transaction is consistent with the terms of the related long-term hedges. The net impact of adjustments for non-service related components as well as fair value adjustments for the de-designated cash flow hedges is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for these impacts provides management and users of our financial statements with a more accurate representation of our underlying business performance because they are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. We may also exclude certain expenses associated with cost reduction actions, impairment charges, and gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future.
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

	Three Months Ended 30 June
Q3 2024 vs. Q3 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
Q3 2024 GAAP	$737.6	$168.9	($1.3)	$140.6	$696.6	$3.13
Q3 2023 GAAP	644.2	165.0	(11.7)	139.6	595.6	2.67
$ Change GAAP						$0.46
% Change GAAP						17%

Q3 2024 GAAP	$737.6	$168.9	($1.3)	$140.6	$696.6	$3.13
(Gain) Loss on de-designation of cash flow hedges(A)	—	—	(11.2)	(0.9)	(3.0)	(0.01)
Non-service pension cost, net	—	—	25.3	6.2	19.1	0.09
Q3 2024 Non-GAAP ("Adjusted")	$737.6	$168.9	$12.8	$145.9	$712.7	$3.20

Q3 2023 GAAP	$644.2	$165.0	($11.7)	$139.6	$595.6	$2.67
Business and asset actions	59.0	—	—	7.8	51.2	0.23
Non-service pension cost, net	—	—	22.0	5.4	16.6	0.07
Q3 2023 Non-GAAP ("Adjusted")	$703.2	$165.0	$10.3	$152.8	$663.4	$2.98
$ Change Non-GAAP ("Adjusted")						$0.22
% Change Non-GAAP ("Adjusted")						7%
(A )Includes $7.3 attributable to noncontrolling interests.

	Nine Months Ended 30 June
2024 vs. 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2024 GAAP	$2,041.7	$470.6	($25.3)	$406.5	$1,878.3	$8.43
2023 GAAP	1,756.0	440.9	(26.2)	397.0	1,607.6	7.22
$ Change GAAP						$1.21
% Change GAAP						17%

2024 GAAP	$2,041.7	$470.6	($25.3)	$406.5	$1,878.3	$8.43
Business and asset actions	57.0	—	—	13.2	43.8	0.20
(Gain) Loss on de-designation of cash flow hedges(A)	—	—	(11.2)	(0.9)	(3.0)	(0.01)
Non-service pension cost, net	—	—	75.3	18.6	56.7	0.25
2024 Non-GAAP ("Adjusted")	$2,098.7	$470.6	$38.8	$437.4	$1,975.8	$8.87

2023 GAAP	$1,756.0	$440.9	($26.2)	$397.0	$1,607.6	$7.22
Business and asset actions(B)	244.6	—	—	34.7	204.9	0.92
Non-service pension cost, net	—	—	64.4	16.0	48.4	0.22
2023 Non-GAAP ("Adjusted")	$2,000.6	$440.9	$38.2	$447.7	$1,860.9	$8.36
$ Change Non-GAAP ("Adjusted")						$0.51
% Change Non-GAAP ("Adjusted")						6%

(A ) Includes $7.3 attributable to noncontrolling interests. (B ) Includes $5.0 attributable to noncontrolling interests.

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended 30 June				Nine Months Ended 30 June
	2024		2023		2024		2023
	$	Margin	$	Margin	$	Margin	$	Margin
Sales	$2,985.5		$3,033.9		$8,913.1		$9,408.7

Net income and net income margin	$708.9	23.7%	$610.5	20.1%	$1,911.4	21.4%	$1,644.2	17.5%
Add: Interest expense	55.7	1.9%	47.4	1.6%	169.1	1.9%	129.5	1.4%
Less: Other non-operating income (expense), net	(1.3)	—%	(11.7)	(0.4%)	(25.3)	(0.3%)	(26.2)	(0.3%)
Add: Income tax provision	140.6	4.7%	139.6	4.6%	406.5	4.6%	397.0	4.2%
Add: Depreciation and amortization	360.3	12.1%	339.9	11.2%	1,070.3	12.0%	1,001.0	10.6%
Add: Business and asset actions	—	—%	59.0	1.9%	57.0	0.6%	244.6	2.6%
Adjusted EBITDA and adjusted EBITDA margin	$1,266.8	42.4%	$1,208.1	39.8%	$3,639.6	40.8%	$3,442.5	36.6%

Change GAAP
Net income $ change	$98.4				$267.2
Net income % change	16%				16%
Net income margin change	360bp				390 bp
Change Non-GAAP
Adjusted EBITDA $ change	$58.7				$197.1
Adjusted EBITDA % change	5%				6%
Adjusted EBITDA margin change	260bp				420 bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three and nine months ended 30 June 2024 and 2023:

Americas

	Three Months Ended					Nine Months Ended
	30 June		Change vs. Prior Year			30 June		Change vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$1,234.7	$1,260.7	($26.0)	(2%)		$3,732.6	$4,018.0	($285.4)	(7%)

Operating income	$391.1	$374.8	$16.3	4%		$1,117.4	$1,042.0	$75.4	7%
Operating margin	31.7%	29.7%		200	bp	29.9%	25.9%		400	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$391.1	$374.8				$1,117.4	$1,042.0
Add: Depreciation and amortization	175.6	163.1				519.4	480.8
Add: Equity affiliates' income	37.5	29.9				118.8	74.4
Adjusted EBITDA	$604.2	$567.8	$36.4	6%		$1,755.6	$1,597.2	$158.4	10%
Adjusted EBITDA margin	48.9%	45.0%		390	bp	47.0%	39.8%		720	bp

Asia

	Three Months Ended					Nine Months Ended
	30 June		Change vs. Prior Year			30 June		Change vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$789.6	$822.9	($33.3)	(4%)		$2,363.1	$2,414.6	($51.5)	(2%)

Operating income	$200.1	$240.8	($40.7)	(17%)		$614.9	$709.7	($94.8)	(13%)
Operating margin	25.3%	29.3%		(400	bp)	26.0%	29.4%		(340	bp)

Reconciliation of GAAP to Non-GAAP:
Operating income	$200.1	$240.8				$614.9	$709.7
Add: Depreciation and amortization	115.5	108.3				343.7	320.2
Add: Equity affiliates' income	8.7	7.5				21.2	22.2
Adjusted EBITDA	$324.3	$356.6	($32.3)	(9%)		$979.8	$1,052.1	($72.3)	(7%)
Adjusted EBITDA margin	41.1%	43.3%		(220	bp)	41.5%	43.6%		(210	bp)

Europe

	Three Months Ended					Nine Months Ended
	30 June		Change vs. Prior Year			30 June		Change vs. Prior Year
	2024	2023	$	%/bp		2024	2023	$	%/bp
Sales	$693.4	$706.6	($13.2)	(2%)		$2,092.5	$2,251.4	($158.9)	(7%)

Operating income	$204.7	$176.1	$28.6	16%		$603.3	$495.1	$108.2	22%
Operating margin	29.5%	24.9%		460	bp	28.8%	22.0%		680	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$204.7	$176.1				$603.3	$495.1
Add: Depreciation and amortization	52.2	48.6				151.2	141.2
Add: Equity affiliates' income	26.3	28.8				58.7	76.0
Adjusted EBITDA	$283.2	$253.5	$29.7	12%		$813.2	$712.3	$100.9	14%
Adjusted EBITDA margin	40.8%	35.9%		490	bp	38.9%	31.6%		730	bp

Middle East and India

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
	2024	2023	$	%	2024	2023	$	%
Sales	$32.8	$39.7	($6.9)	(17%)	$103.9	$125.9	($22.0)	(17%)

Operating income (loss)	($1.4)	$5.8	($7.2)	(124%)	$8.1	$13.8	($5.7)	(41%)
Reconciliation of GAAP to Non-GAAP:
Operating income (loss)	($1.4)	$5.8			$8.1	$13.8
Add: Depreciation and amortization	6.8	7.0			20.1	20.2
Add: Equity affiliates' income	89.2	95.5			256.0	258.5
Adjusted EBITDA	$94.6	$108.3	($13.7)	(13%)	$284.2	$292.5	($8.3)	(3%)

Corporate and other

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
	2024	2023	$	%	2024	2023	$	%
Sales	$235.0	$204.0	$31.0	15%	$621.0	$598.8	$22.2	4%

Operating loss	($56.9)	($94.3)	$37.4	40%	($245.0)	($260.0)	$15.0	6%
Reconciliation of GAAP to Non-GAAP:
Operating loss	($56.9)	($94.3)			($245.0)	($260.0)
Add: Depreciation and amortization	10.2	12.9			35.9	38.6
Add: Equity affiliates' income	7.2	3.3			15.9	9.8
Adjusted EBITDA	($39.5)	($78.1)	$38.6	49%	($193.2)	($211.6)	$18.4	9%

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2024	2023	2024	2023
Income tax provision	$140.6	$139.6	$406.5	$397.0
Income before taxes	849.5	750.1	2,317.9	2,041.2
Effective tax rate	16.6%	18.6%	17.5%	19.4%

Income tax provision	$140.6	$139.6	$406.5	$397.0
Business and asset actions tax impact	—	7.8	13.2	34.7
(Gain) Loss on de-designation of cash flow hedges tax impact	(0.9)	—	(0.9)	—
Non-service pension tax impact	6.2	5.4	18.6	16.0
Adjusted income tax provision	$145.9	$152.8	$437.4	$447.7

Income before taxes	$849.5	$750.1	$2,317.9	$2,041.2
Business and asset actions	—	59.0	57.0	244.6
(Gain) Loss on de-designation of cash flow hedges	(11.2)	—	(11.2)	—
Non-service pension cost, net	25.3	22.0	75.3	64.4
Adjusted income before taxes	$863.6	$831.1	$2,439.0	$2,350.2
Adjusted effective tax rate	16.9%	18.4%	17.9%	19.1%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2024	2023
Cash used for investing activities	$4,773.8	$4,399.8
Proceeds from sale of assets and investments	26.3	13.3
Purchases of investments	(141.4)	(443.4)
Proceeds from investments	413.1	766.0
Other investing activities	45.9	4.8
NGHC expenditures not funded by Air Products' equity(A)	(1,242.0)	(656.0)
Capital expenditures	$3,875.7	$4,084.5
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
As of 30 June 2024, we had $1,442.5 of foreign cash and cash items compared to total cash and cash items of $2,375.7. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Nine Months Ended
	30 June
	2024	2023
Net income attributable to Air Products	$1,878.3	$1,607.6
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,070.3	1,001.0
Deferred income taxes	(74.3)	(14.1)
Business and asset actions	57.0	244.6
Undistributed earnings of equity method investments	(124.1)	(130.1)
Gain on sale of assets and investments	(23.3)	(5.2)
Share-based compensation	46.2	45.8
Noncurrent lease receivables	59.2	60.9
Other adjustments	36.4	152.3
Changes in working capital accounts	(236.0)	(759.4)
Cash Provided by Operating Activities	$2,689.7	$2,203.4
For the first nine months of fiscal year 2024, cash provided by operating activities was $2,689.7. We recorded a charge of $57.0 for the accrual of severance and other postemployment benefits. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $236.0. A use of cash of $175.1 within "Payables and accrued liabilities" primarily resulted from payments for incentive compensation under the fiscal year 2023 plan, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash of $111.0 within "Inventories" primarily related to purchases of helium. The use of cash of $21.9 within "Other working capital" primarily related to the timing of tax payments. The source of cash of $82.4 within "Other receivables" primarily related to the refunds of value added taxes paid during the construction of the NEOM Green Hydrogen Project.

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
Cash Flows From Investing Activities

	Nine Months Ended
	30 June
	2024	2023
Additions to plant and equipment, including long-term deposits	$(4,721.5)	$(3,163.5)
Investment in and advances to unconsolidated affiliates	—	(912.0)
Investment in financing receivables	(396.2)	(665.0)
Proceeds from sale of assets and investments	26.3	13.3
Purchases of investments	(141.4)	(443.4)
Proceeds from investments	413.1	766.0
Other investing activities	45.9	4.8
Cash Used for Investing Activities	($4,773.8)	($4,399.8)
For the first nine months of fiscal year 2024, cash used for investing activities was $4,773.8. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $4,721.5 and an investment in financing receivables of $396.2. Refer to the "Capital Expenditures" section below for further detail. Proceeds from investments of $413.1 resulted from maturities of time deposits with terms greater than three months but less than one year and exceeded purchases of investments of $141.4.
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
Capital Expenditures
The components of our capital expenditures are detailed in the table below. Refer to page 58 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Nine Months Ended
	30 June
	2024	2023
Additions to plant and equipment, including long-term deposits	$4,721.5	$3,163.5
Investment in and advances to unconsolidated affiliates	—	912.0
Investment in financing receivables	396.2	665.0
NGHC expenditures not funded by Air Products' equity(A)	(1,242.0)	(656.0)
Capital Expenditures	$3,875.7	$4,084.5
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.

Capital expenditures for the first nine months of fiscal year 2024 totaled $3,875.7 compared to $4,084.5 for the first nine months of fiscal year 2023. The investment in financing receivables of $396.2 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities, and Note 16, Supplemental Information, to the consolidated financial statements, respectively, for additional information.
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
We continue to expect capital expenditures for fiscal year 2024 to be in the range of $5.0 billion to $5.5 billion.
Cash Flows From Financing Activities

	Nine Months Ended
	30 June
	2024	2023
Long-term debt proceeds	$4,119.9	$2,116.3
Payments on long-term debt	(76.7)	(605.8)
(Decrease) Increase in commercial paper and short-term borrowings	(183.3)	567.3
Dividends paid to shareholders	(1,171.4)	(1,107.9)
Proceeds from stock option exercises	6.2	19.5
Investments by noncontrolling interests	278.7	188.8
Other financing activities	(125.7)	(79.3)
Cash Provided by Financing Activities	$2,847.7	$1,098.9
For the first nine months of fiscal year 2024, cash provided by financing activities was $2,847.7. The source of cash was primarily driven by long-term debt proceeds of $4,119.9, which was largely attributable to U.S. Dollar-denominated green bonds totaling $2.5 billion that were issued during the second quarter of fiscal year 2024 under our Green Finance Framework as well as borrowings from project financing associated with the NGHC joint venture, partially offset by dividend payments to shareholders of $1,171.4.
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
Financing and Capital Structure
Debt
Total debt increased from $10,305.8 as of 30 September 2023 to $14,032.7 as of 30 June 2024 primarily due to the $2.5 billion issuance of senior notes intended for projects defined under our Green Finance Framework as well as additional borrowings under the non-recourse project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. Total debt includes related party debt of $289.5 and $328.3 as of 30 June 2024 and 30 September 2023, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 June 2024, we were in compliance with all of the financial and other covenants under our debt agreements.

Credit Facilities
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Credit Agreement”) as well as a 364-day $500 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026. Both agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. As of 30 June 2024, no borrowings were outstanding under either agreement. The 2024 Credit Agreement replaced our previous $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which was terminated upon execution of the 2024 Credit Agreement. No borrowings were outstanding under the 2021 Credit Agreement at the time of its termination, and no early termination penalties were incurred.
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,223.2, of which $1,091.1 was borrowed and outstanding as of 30 June 2024. The amount borrowed and outstanding as of 30 September 2023 was $1,041.4.
NEOM Green Hydrogen Project Financing
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. As of 30 June 2024, the joint venture had borrowed short- and long-term principal amounts totaling $2.9 billion compared to $1.4 billion as of 30 September 2023. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We have increased our quarterly dividend for 42 consecutive years.
On 17 May 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that is payable on 12 August 2024 to shareholders of record at the close of business on 1 July 2024.
On 18 July 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that is payable on 12 November 2024 to shareholders of record at the close of business on 1 October 2024.

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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2024	2023	2024	2023
Service cost	$5.2	$5.7	$15.6	$17.5
Non-service cost	25.3	22.0	75.3	64.4
Other	0.6	0.2	0.8	0.7
Net Periodic Cost	$31.1	$27.9	$91.7	$82.6
Net periodic cost was $31.1 and $91.7 for the three and nine months ended 30 June 2024, respectively. Net periodic cost was $27.9 and $82.6 for the three and nine months ended 30 June 2023, respectively. The increased costs versus the prior year were primarily attributable to non-service costs, which were driven by lower expected returns on plan assets due to a smaller beginning of fiscal year balance of plan assets and higher interest cost, partially offset by a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2024 and 2023 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2024 and 2023, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $25.6 and $22.0, respectively.
Total contributions for fiscal year 2024 are expected to be approximately $35 to $45. During fiscal year 2023, total contributions were $32.6.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2023 Form 10-K. There were no changes to our accounting policies during the first nine months of fiscal year 2024.
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
Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. During the first nine months of fiscal year 2024, we recorded changes to project cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income by approximately $50 and $115 for the three and nine months ended 30 June 2024, respectively. There were no other changes to our estimates during the first nine months of fiscal year 2024 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2023 Form 10-K.
Our net financial instrument position increased from a liability of $8,990.8 at 30 September 2023 to a liability of $13,151.0 at 30 June 2024. The increase was primarily due to the issuance of green senior notes as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 30 June 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt. Our debt portfolio as of 30 September 2023, including the effect of currency and interest rate swap agreements, was composed of 80% fixed-rate debt and 20% variable-rate debt. The increase in fixed-rate debt was primarily driven by the issuance of green senior notes during February 2024.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 June 2024, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $984 and $728 in the net liability position of financial instruments at 30 June 2024 and 30 September 2023, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,137 and $845 in the net liability position of financial instruments at 30 June 2024 and 30 September 2023, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2023.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 June 2024, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $341 and $308 in the net liability position of financial instruments at 30 June 2024 and 30 September 2023, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2024, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
During the third quarter of fiscal year 2024, we settled a dispute regarding energy management charges related to a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. As a result of the settlement, we recognized a gain of $7.7 that is reflected within "Other income (expense), net" on our consolidated income statements for the three and nine months ended 30 June 2024. We collected the settlement in full in July 2024.

Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the third quarter of fiscal year 2024.

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	1 August 2024