Form 10-K
period 2024-09-30
Air Products & Chemicals, Inc.
filed 2024-11-21
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2024
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2024 was approximately $53.7 billion. For purposes of the foregoing calculations, all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock issued and outstanding as of 31 October 2024 was 222,378,909.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2024

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
•the ability to execute agreements with customers and implement price increases to offset cost increases;
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
•the timing, impact, and other uncertainties relating to acquisitions, divestitures, and joint venture activities, as well as our ability to integrate acquisitions and separate divested businesses, respectively;
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
Additional information about Air Products is available on our website at www.airproducts.com. References to our website within this report are inactive textual references only. The content of our website is not incorporated by reference into, and does not form part of, this Annual Report on Form 10-K.
Air Products trades on the New York Stock Exchange under the symbol "APD". All periodic and current reports, registration statements, proxy statements, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge through our website as soon as reasonably practicable after electronic filing of the material with the SEC. All such reports filed during the period covered by this report were available on our website on the same day as filing. Additionally, these filings are available free of charge on the SEC's website, www.sec.gov.
Notes to the consolidated financial statements that are referenced in the disclosures that follow can be found under Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, is a world-leading industrial gases company that has built a reputation for its innovative culture, operational excellence, and commitment to safety and the environment. Focused on serving energy, environmental, and emerging markets, we are committed to generating a cleaner future by offering products and services that enable our customers to improve their environmental performance, product quality, and productivity.
With sustainability at its core, our two-pillar growth strategy includes the optimization and growth of our core industrial gases business while developing, engineering, building, owning, and operating some of the world’s largest clean hydrogen projects that will advance the transition to low- and zero-carbon energy in the industrial and heavy-duty transportation sectors. Our regional industrial gases business provides essential gases, related equipment, and applications expertise to customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food. Through our sale of equipment businesses, we also provide turbomachinery, membrane systems, and cryogenic containers globally.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. The discussion that follows is based on these operations. Refer to Note 26, Business Segment and Geographic Information, to the consolidated financial statements for additional information.
Our Businesses
Industrial Gases Business
Our industrial gases business, which is organized and operated regionally in the Americas, Asia, Europe, and Middle East and India segments, produces and sells atmospheric gases such as oxygen, nitrogen, and argon; process gases such as hydrogen, helium, carbon dioxide ("CO2"), carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide); and specialty gases. Overall regional industrial gases sales constituted over 90% of consolidated sales in fiscal years 2024, 2023, and 2022, approximately half of which were attributable to atmospheric gases.
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
Electricity is the largest cost component in the production of atmospheric gases. To produce hydrogen, carbon monoxide, and syngas, steam methane reformers use natural gas as the primary raw material, while gasifiers use liquid and solid hydrocarbons as the primary raw material. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, cost pass-through provisions, and tolling arrangements. During fiscal year 2024, no significant difficulties were encountered in obtaining adequate supplies of power and natural gas.
Helium is produced as a byproduct of gases extracted from underground reservoirs, primarily natural gas as well as CO2 purified before resale. Because helium is generally sourced globally at long distances from point of sale, we maintain an inventory of helium in our fleet of ISO containers as well as in underground storage facilities in Amarillo, Texas and Beaumont, Texas.
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
Industrial Gases Equipment
We design and manufacture equipment for air separation, hydrocarbon recovery and purification, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment includes activity related to the sale of cryogenic and gas processing equipment for air separation. The equipment is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. The Corporate and other segment also includes the results of our Rotoflow business, which manufactures turboexpanders and other precision rotating equipment, and our Gardner Cryogenics business, which fabricates helium and hydrogen transport and storage containers. Additionally, through the end of fiscal year 2024, our Corporate and other segment included our liquefied natural gas ("LNG") process technology and equipment business, which was sold to Honeywell International Inc. on 30 September 2024. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information regarding the sale.
Steel, aluminum, and capital equipment subcomponents such as compressors are the principal raw materials in the manufacturing of equipment. Raw materials for individual projects typically are acquired under firm purchase agreements. Equipment is produced at our manufacturing sites with certain components procured from subcontractors and vendors.
Competition in the equipment business is based primarily on plant efficiency and technological performance, service, technical know-how, and price, as well as schedule and plant performance guarantees. Our sale of equipment supply mode constituted less than 10% of consolidated sales in fiscal years 2024, 2023, and 2022.
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated sales. We do have concentrations of customers in specific industries, primarily refining, chemicals, and electronics. Within each of these industries, we have several large-volume customers with long-term contracts. A negative trend affecting one of these industries, or the loss of one of these major customers, although not material to our consolidated sales, could have an adverse impact on our financial results.
Seasonality
Our businesses are not subject to seasonal fluctuations to any material extent.
Governmental Contracts
Our business is not subject to a government entity’s renegotiation of profits or termination of contracts that would be material to our business as a whole.

Equity Affiliates
Our reporting segments include our share of the results of joint ventures accounted for under the equity method. Our share of our investees' net earnings is primarily presented net of income taxes within “Equity affiliates’ income" on our consolidated income statements. The carrying value of our equity method investments is reflected as "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets. Substantially all our equity method investments are in foreign industrial gas producers, the largest of which operate in Algeria, China, India, Italy, Mexico, Saudi Arabia, South Africa, and Thailand. For additional information regarding these investments, refer to Note 10, Equity Affiliates, to the consolidated financial statements.
International Operations
Through our subsidiaries, affiliates, and joint ventures accounted for using the equity method, we conduct business in approximately 50 countries and regions outside the United States. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, tariffs, trade sanctions, import and export controls, and other economic, political, and regulatory policies of local governments described in Item 1A, Risk Factors, of this Annual Report on Form 10-K.
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
Financial information about our foreign operations and investments is included in Note 10, Equity Affiliates; Note 24, Income Taxes; and Note 26, Business Segment and Geographic Information, to the consolidated financial statements. Information about foreign currency translation is included under “Foreign Currency” in Note 1, Basis of Presentation and Major Accounting Policies, to the consolidated financial statements. Information about our exposure to currency fluctuations is included in Note 15, Financial Instruments, to the consolidated financial statements, and in “Foreign Currency Exchange Rate Risk” included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K.
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
During fiscal year 2024, we owned approximately 600 United States patents, approximately 3,200 foreign patents, and were a licensee under certain patents owned by others. While the patents and licenses are considered important, we do not consider our business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Environmental Regulation
We are subject to various environmental laws, regulations, and public policies in the countries in which we have operations. Compliance with these measures often results in higher capital expenditures and costs. In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law); Resource Conservation and Recovery Act ("RCRA"); and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Our accounting policy for environmental expenditures is discussed in Note 1, Basis of Presentation and Major Accounting Policies, and environmental loss contingencies are discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements.
Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (“GHG”), including CO2. These include existing coverage under the European Union Emission Trading System, the California Cap-and-Trade Program, China’s Emission Trading Scheme and its nation-wide expansion, and South Korea’s Emission Trading Scheme. In the Netherlands, a CO2 emissions tax was enacted on 1 January 2021. In Canada, Alberta’s Technology Innovation and Emission Reduction System went into effect 1 January 2020. In Ontario, Environment & Climate Change Canada’s Output Based Pricing System was replaced by the GHG Emissions Performance Standards program beginning 1 January 2022. In Singapore, the Carbon Pricing Tax Act was implemented effective 1 January 2019. In Taiwan, enforcement of the Climate Change Response Act began in 2023 and a carbon fee was implemented effective 29 August 2024. In addition, the U.S. Environmental Protection Agency requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. The European Union has issued the Corporate Sustainability Reporting Directive as well as the Corporate Sustainability Due Diligence Directive, and California has enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require reporting and third-party assurance of GHG emissions information for certain entities. In March 2024, the SEC issued final rules for "The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required certain climate-related disclosures in our Annual Report on Form 10-K. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges. Furthermore, some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
Increased public concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of GHG emissions. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. We will be able to mitigate costs related to the consumption of electric power through the use of renewable electricity and some of the other increased costs through contractual terms. However, the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.
Regulation of GHG may also produce new opportunities for us. We continue to develop technologies to help our facilities and our customers lower energy consumption, improve efficiency, and lower emissions. We see significant opportunities for hydrogen for mobility, low carbon intensity hydrogen production supporting the global energy transition, utilization of carbon capture technologies, including subsequent CO2 product use or sequestration, and gasification.
Expenditures for capital projects intended to control pollution from existing operating facilities as required under current environmental regulations were not material in fiscal years 2024, 2023, and 2022. We do not expect material expenditures for these projects in fiscal year 2025.
For additional information regarding environmental matters, refer to Note 19, Commitments and Contingencies, to the consolidated financial statements.
Sustainability
Sustainability is at the core of our higher purpose to bring people together to collaborate and innovate solutions to the world’s most significant energy and environmental sustainability challenges. Our low- and zero-carbon hydrogen and other first mover projects demonstrate our commitment to making investments that will make a meaningful difference on climate issues, allowing us to support our customers’ sustainability journeys, conserve resources, and care for our employees and communities.
Our Sustainability Report details our strategy and the role our employees play in achieving our goals. Our latest Sustainability Report is available at www.airproducts.com/company/sustainability/sustainability-report.

Human Capital Management
As of 30 September 2024, we had approximately 23,000 employees, of which over 95% were working full-time and approximately 75% were located outside the United States. We have collective bargaining agreements with unions and works councils at certain locations that expire on various dates over the next four years. Under 20% of our total workforce is covered by such agreements. Overall, we have a corporate strategy supported by our leaders and enabled by a positive organizational culture.
We believe our employees are our most valuable asset and are critical to our organization's success. Our goal is to be the safest, most diverse, and most profitable industrial gas company in the world, providing excellent service to our customers. Integral to our success is the continued development of our 4S culture (Safety, Speed, Simplicity and Self-Confidence) and the creation of a work environment where our employees feel that they belong and matter. Our talent-related initiatives, including employee recruitment and development, diversity and inclusion, and compensation and benefits programs, focus on building and retaining the world-class talent to execute our two-pillar growth strategy and fulfill Air Products' higher purpose.
Safety
Safety is a core value and fundamental to our goal of being the safest, most diverse, and most profitable industrial gas company in the world. We believe safety is a moral obligation, and we want our employees to return home to their families safe and healthy daily. Our overarching safety goal is zero accidents and incidents. We strive to continually improve the safety and health of our colleagues, contractors, customers, and host communities. Air Products uses a multidisciplinary approach to safety and health, which includes a global Environment, Health and Safety ("EHS) policy; goals for employee, contractor, and transportation safety; a Global EHS Management System that supports the principles of ISO 45001; employee training based on job function; risk assessment processes for workers, operations, products, transportation, and regulatory requirements, including an escalation process for engaging our EHS Risk Council; compliance audits conducted by our EHS Assurance Team; review of performance by our Board of Directors, Sustainability Leadership Council, businesses and operations, and members of our Safety and Health Centers of Excellence at least annually; internal reporting of results on a monthly basis; and external reporting on safety performance through our annual Sustainability Report, public website, and responses to various stakeholders.
Diversity, Inclusion, and Belonging
Our 2024 Sustainability Report sets forth our announced goals to further increase the percentage of women and U.S. minorities in professional and managerial roles and the recruitment and talent development strategies we have in place to ensure we meet these ambitions. By 2025, Air Products aims to achieve at least 28 percent female representation in the professional and managerial population globally, and at least 30 percent minority representation in that same population in the United States. We established these goals following analysis of our global employee representation metrics and future talent needs, as well as assessing industry benchmarks and peer companies. For more information on these initiatives and to access our most recently published Equal Employment Opportunity EEO-1 Report, please refer to our Diversity, Inclusion and Belonging website at www.airproducts.com/company/diversity.
Compensation
As detailed in our 2024 Sustainability Report, in order to create an engaged workforce, individuals must be compensated fairly and equitably. A work environment where employees know they belong and matter includes fair and equitable pay. Our pay practices apply equally to all employees irrespective of gender, race, religion, disability, age, or any other form of personal difference. We pay competitively in local markets where we do business and compete for talent. We benchmark our compensation to ensure we keep pace with the market to provide competitive pay and benefits. Our compensation programs are generally comprised of base pay, annual variable pay (bonus), and long-term incentives (stock awards under the Air Products Long-Term Incentive Plan) for eligible employees.

Our Executive Officers
In addition to our Chairman, President, and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Executive Vice President, General Counsel and Secretary, the executive officers' information below includes members of senior leadership who were named to the Management Board as announced on 22 July 2024. These Management Board members were designated as executive officers effective 1 October 2024.
The table below identifies each executive officer by name, age, and offices held as of 21 November 2024. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
Seifi Ghasemi	80
Chairman, President, and Chief Executive Officer (became Chairman, President and Chief Executive Officer in 2014 and previously served as Chairman and Chief Executive Officer of Rockwood Holdings, Inc. from 2001 to 2014). Mr. Ghasemi is a member and Chairman of the Board of Directors and the Chairman of the Executive Committee of the Board of Directors.

Melissa N. Schaeffer	45
Executive Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in August 2021 and Executive Vice President in October 2024). Ms. Schaeffer joined the Company in 2016 and most recently served as Vice President, Finance – GEMTE, Americas, Middle East, and India from 2020 to 2021 and previously served as Vice President, Chief Audit Executive from 2016 to 2020.

Sean D. Major	60	Executive Vice President, General Counsel and Secretary since 2017. Previously, Mr. Major served as Executive Vice President, General Counsel and Secretary for Joy Global Inc. from 2007 to 2017.
Ivo Bols	63	President, Europe and Africa since 2017. Mr. Bols previously served as Vice President and General Manager, Merchant Gases-Asia from 2007 to 2011, Vice President and General Manager, Global Liquid Bulk, Generated Gases and Helium from 2011 to 2012, Vice President and General Manager, Merchant Gases–Europe, from 2012 to 2014, and President, EMEA from 2014 to 2016. Mr. Bols joined the Company in 1988.
Wolfgang Brand	47	President, Project Delivery and Technical since July 2024. Mr. Brand joined the Company in May 2020 and initially served as Vice President, NEOM Green Hydrogen until March 2024 and then as General Manager, Project Delivery EMEA until July 2024. Mr. Brand previously served as Chief Executive Officer and Managing Director of EMT Ingenieurgesellschaft H. Euer mbH, a medium-sized enterprise producing and maintaining aerial reconnaissance systems, from 2018 until 2020. Mr. Brand previously worked at Linde AG in a series of positions of increasing responsibility, including as Vice President of Petrochemicals Business Development and Sales.
Victoria Brifo	56	Executive Vice President, Chief Human Resources Officer (became Senior Vice President, Chief Human Resources Officer in June 2018 and Executive Vice President in October 2024). Ms. Brifo joined the Company in 2001 as site leader in Geismar, Louisiana, and progressed through a series of plant and other leadership positions, including prior service as Global Diversity Director, Global Manager of Electronics Operations, Industrial Gases Transformation Leader, and Vice President, Equipment Sales, Plant Support and Central Procurement. Ms. Brifo has also served on the board of directors of Trinseo plc, a publicly listed provider of specialty material solutions, since June 2021.
Brian Galovich	51
Executive Vice President, Chief Information Officer (became Chief Information Officer in December 2020 and Executive Vice President in October 2024). Prior to joining the Company, Mr. Galovich spent 24 years at United Technologies Corporation in multiple leadership roles within digital technology, including as Vice President, Digital Technology, and Chief Information Officer of Collins Aerospace from 2018 to 2020, as Chief Information Officer of Global Business Systems for United Technologies from 2017 to 2018, and Chief Information Officer of Pratt & Whitney from 2016 to 2017.

Ahmed Hababou	56	President, Middle East and India since February 2023. Mr. Hababou previously served as Vice President, Green Hydrogen from September 2020 until January 2023, Vice President, Southern Europe and Maghreb from 2016 to 2020, head of European Specialty Gases & Helium Operations from 2013-2016, head of operations and supply chain in Southern Europe from 2008-2013 and general manager of the Middle East from 2005-2008. Mr. Hababou joined the Company in 2002.

Name	Age	Office
Kurt Lefevere	54
President, Asia since June 2024. Mr. Lefevere previously served as Vice President, Northern Europe from 2015 until June 2024, Manager, Strategy Development and Performance Enhancement for the Company’s Global Merchant division from 2013 until 2014, and General Manager for the Packaged Gases division in Asia from 2011 until 2013. Mr. Lefevere joined the Company in 1994.

Francesco Maione	55
President, Americas since December 2020. Mr. Maione previously served as President, Atmospheric Gases, Americas during 2020, as Vice President and General Manager, South America from 2019 until early 2020, as Vice President, Northern Region Americas, from 2018 to 2019 and Vice President, Southern Region, Americas, from 2016 to 2018. Mr. Maione joined the Company in 1998.

Wilbur Mok	63	President, Equipment Businesses since July 2024. Mr. Mok previously served as President, Asia from October 2014 to June 2024, as Vice President, Energy and Materials, and General Services from April 2014 to September 2014, and as Vice President, North America Tonnage Gases from October 2009 to March 2014. Mr. Mok joined the Company in 1986.
Walter L. Nelson	61
Senior Vice President, Global Helium and Rare Gases (became General Manager, Global Helium and Rare Gases in April 2014, Vice President, Global Helium and Rare Gases in April 2020 and Senior Vice President in August 2024). Mr. Nelson previously served in the Company’s helium business in a variety of operations and commercial positions since he joined the Company in 1990.

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
Unfavorable conditions in the global economy or regional economies, the markets we serve, or financial markets may decrease the demand for our goods and services and adversely impact our revenues, operating results, and cash flows.
Demand for our products and services depends in part on the general economic conditions affecting the regions and markets in which we do business. Weak economic conditions and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. In addition, our growth strategy is largely based on expected demand for technologies and projects to limit the impact of global climate change. Demand for our solutions could be negatively impacted if the public and private sectors reduce their focus on reducing carbon emissions. Reduced demand for our products and services would have a negative impact on our revenues and earnings and could decrease our margins, constrain our operating flexibility, reduce efficient utilization of our manufacturing capacity, or result in unexpected charges. Excess capacity in our manufacturing facilities or those of our competitors could decrease our ability to maintain pricing and generate profits.
In addition, our operating results in one or more segments have in the past, and may in the future, be affected by uncertain or deteriorating economic conditions for particular customer markets within a segment. A decline in the industries served by our customers or adverse events or circumstances affecting individual customers can reduce demand for our products and services and impair the ability of such customers to satisfy their obligations to us, resulting in uncollected receivables, unanticipated contract terminations, project delays or the inability to recover plant investments, any of which may negatively impact our financial results.

Weak overall demand or specific customer conditions may also cause customer shutdowns or defaults or otherwise make us unable to operate facilities profitably and may force sale or abandonment of facilities and equipment or prevent projects from coming on-stream when expected. These or other events associated with weak economic conditions or specific market, industry, product, or customer events may require us to record an impairment on tangible assets, such as facilities and equipment, or intangible assets, such as intellectual property or goodwill. Any charges relating to such impairments could be significant and could have a material adverse impact on our financial condition and results of operations.
Our extensive international operations can be adversely impacted by operational, economic, political, security, legal, and currency translation risks that could decrease profitability.
In fiscal year 2024, approximately 60% of our sales were derived from customers outside the United States and many of our operations, suppliers, customers, and employees are located outside the United States. Our operations in foreign jurisdictions may be subject to risks including exchange control regulations, import and trade restrictions, trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Changing economic and political conditions within foreign jurisdictions, strained relations between countries, or the imposition, extension, or expansion of tariffs or international sanctions can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. We have experienced these events in the past and the occurrence of any of these risks in the future could have a material adverse impact on our financial condition, results of operations, and cash flows.
Our growth strategies depend in part on our ability to further penetrate markets outside the United States, such as China, India, the Middle East, and Uzbekistan, and involve significantly larger and more complex projects, including gasification and large-scale hydrogen projects, some in regions where there is the potential for significant economic and political disruptions. We are actively investing large amounts of capital and other resources, in some cases through joint ventures, in developing markets, which we believe to have high growth potential. Our operations in these markets may be subject to greater risks than those faced by our operations in mature economies, including political and economic instability, project delay or abandonment due to unanticipated government actions, inadequate investment in infrastructure, undeveloped property rights and legal systems, unfamiliar regulatory environments, relationships with local partners, language and cultural differences and increased difficulty recruiting, training and retaining qualified employees. In addition, our properties and contracts in these locations may be subject to seizure and cancellation, respectively, without full compensation for loss. Successful operation of particular facilities or execution of projects may be disrupted by civil unrest, acts of war, sabotage or terrorism, and other local security concerns. Such concerns may require us to incur greater costs for security or require us to shut down operations for a period of time.
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
A significant and growing portion of our business involves clean hydrogen, carbon capture, gasification, and other large-scale projects that involve challenging engineering, permitting, procurement, and construction phases that may last several years and involve the investment of billions of dollars. These projects are technically complex, often reliant on significant interaction with government authorities, and face significant financing, development, operational, and reputational risks. These projects may also be subject to complex government approvals, as well as legal or regulatory challenges by government authorities or third parties. Delays in receiving required approvals or related to litigation have required us and could in the future require us to delay or abandon certain projects, which may result in higher costs, lower returns, the loss of invested proceeds, and reputational damage.

We have in the past and may in the future encounter difficulties related to the development of projects that may result in delays, scope changes and additional costs. Such difficulties may relate to engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers' contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks, and other factors, many of which are beyond our control, that may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs have been and may in the future be substantial and could have a material adverse effect on our financial condition and results of operations. We also may be required to cancel a project and/or compensate the customer for the delay, which may also cause us to incur material costs that we may be unable to recover. In addition, in some cases we seek financing for large projects and face market risk associated with the availability and terms of such financing. These financing arrangements may require that we comply with certain performance requirements which, if not met, could result in default and restructuring costs or other losses. All of these factors could also negatively impact our reputation or relationships with our customers, suppliers and other third parties, any of which could adversely affect our ability to secure new projects in the future.
In addition, our large-scale clean hydrogen projects are being built before finalization of offtake agreements for a substantial percentage of expected production, which may create uncertainty regarding future demand, pricing, and other commercial terms. If we are unable to enter into favorable commercial agreements with prospective customers, our projected returns could be adversely impacted, which may harm our business and financial performance. In addition, uncertainty regarding future offtake agreements for our clean hydrogen projects may lead to greater uncertainty regarding our prospects, which may adversely affect the market prices for our securities and our credit ratings.
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
We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated time frame or at all. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, distract management, and give rise to disputes with buyers or others. In addition, we have agreed, and may in the future agree, to indemnify buyers against known and unknown contingent liabilities. Our financial results could be impacted adversely by claims under these indemnification provisions.

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
As with most large systems, our information technology systems have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. In addition, advancements in, and the deployment of, intelligent automation, including artificial intelligence tooling and “bots”, may increase our and our vendors’ vulnerability to such attacks. To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations. Any of the attacks, breaches or other disruptions or damage described above could: interrupt our operations at one or more sites; delay production and shipments; result in the theft of our and our customers’ intellectual property and trade secrets; damage customer and business partner relationships and our reputation; result in defective products or services, physical damage to facilities, pipelines or delivery systems, including those we own or operate for third parties, legal claims and proceedings, liability and penalties under privacy laws, or increased costs for security and remediation; or raise concerns regarding our internal control environment and internal control over financial reporting. Each of these consequences could adversely affect our business, reputation and our financial statements.
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
We are the world’s leading supplier of hydrogen, the primary use of which is the production of ultra-low sulfur transportation fuels that have significantly reduced transportation emissions and helped improve human health. To make the high volumes of hydrogen needed by our customers, we have historically used steam methane reforming to produce hydrogen without carbon capture (i.e., "gray hydrogen"), which results in the emission of CO2. In addition, gasification enables the conversion of lower value feedstocks into cleaner energy and value-added products; however, our gasification projects also produce CO2. Some of our operations are within jurisdictions that have or are developing regulatory regimes governing disclosure of GHG emissions, including CO2, such as the European Union's CSRD, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and similar regulations under consideration by the SEC, which may lead to direct and indirect costs on our operations. We could also face scrutiny from stakeholders regarding our reporting under various frameworks for disclosing GHG emissions-related data, including those we use currently in our sustainability reporting. If our GHG emissions-related data, processes, and reporting are incomplete or inaccurate, or if we fail to comply with relevant reporting frameworks from newly emerging regulations, we may incur monetary penalties and reputational harm, and we could become subject to litigation or government investigations, which may also adversely affect our reputation and business.

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
In addition, our growth strategy is partially dependent on a regulatory environment that favors technologies focused on limiting the impact of climate change, in particular toward the production and distribution of clean hydrogen. For example, we anticipate benefits from tax incentives created by the U.S. Inflation Reduction Act of 2022 for carbon sequestration and clean hydrogen production in future years once our projects in these areas come on-stream in the U.S. If there is a reversal in the regulatory environment or a discontinuation or reduction of incentives or benefits for the development of technologies limiting the impact of climate change, particularly those focused on low- and zero-carbon hydrogen production, demand for our products may be less than we anticipate and certain projects and our long-term growth strategy could be adversely affected. Any such occurrence could adversely affect our projected returns, which may harm our business and financial performance.
Our operations may present a safety risk to our employees and others.
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
The manufacturing and sale of our products, as well as the construction and sale of plants and facilities, may give rise to risks associated with the production, filling, storage, handling, and transport of raw materials, goods, or waste. Our products and services, if defective or not handled or performed appropriately, have in the past and may in the future lead to personal injuries, business interruptions, environmental damages, or other significant damages, which may result, among other consequences, in liability, losses, monetary penalties, or compensation payments, environmental clean-up costs, or other costs and expenses, exclusion from certain market sectors deemed important for future development of the business, and/or loss of reputation, all of which could have a material adverse effect on our business and results of operations.
Our business depends on our ability to attract, develop, engage, and retain qualified employees.
Our success depends on our ability to attract, develop, engage, and retain employees with the skills necessary to our business. Competitive labor market conditions have resulted in increased demand for qualified personnel, which makes it difficult to attract, hire, and retain employees with specialized technical experience. In addition, the increasing number of experienced employees becoming retirement-eligible and our company headcount growth further amplify this challenge. The number of our employees has grown both internationally and in the United States, with our total headcount increasing from approximately 16,300 at the end of fiscal 2018 to approximately 23,000 at the end of fiscal 2024. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for skilled talent in the market. In addition, increased turnover and decreased tenure of employees may impact productivity, costs, and organizational culture. We undertake significant efforts to hire, engage, and retain our employees and to effectively manage workforce costs, even with rapid political, social, and economic shifts in our markets. If these efforts are unsuccessful, our growth may be limited and we may suffer financial or reputational harm that could have a material adverse effect on our business, financial condition, or results of operations.

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
The multinational nature of our business subjects us to taxation in the United States and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, global minimum taxes related to the new tax framework established by the Organization for Economic Co-operation and Development, or changes in tax laws or their interpretation.
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

Actions of activist shareholders may be disruptive and costly.
While we value constructive feedback from our investors and regularly engage in dialogue with them on various matters, the Company may nonetheless be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. An activist investor, Mantle Ridge L.P. and certain of its affiliates (together, "Mantle Ridge") recently nominated a slate of nine director candidates to stand for election at the Company’s 2025 Annual Meeting of Shareholders and on 19 November 2024, Mantle Ridge filed a preliminary proxy statement with the SEC indicating its intention to solicit proxies on behalf of its nominees. Because Mantle Ridge nominated a full slate of nine directors, if all or a majority of Mantle Ridge's nominees are elected, Mantle Ridge would gain control of the Company without paying a premium to shareholders. The Board of Directors accordingly concluded that Mantle Ridge's proposal should be decided by the shareholders of the Company and not by the Board. The resulting proxy contest could be costly and time consuming for the Company and may divert management’s and our Board’s attention and resources from our business. In addition, if nominees advanced by Mantle Ridge are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our growth strategy, which could have an adverse effect on our business and our results of operations and financial condition. If a sufficient number of Mantle Ridge's nominees are elected, it may be deemed to constitute a change in control under certain of our material contracts and agreements. As a result of these factors, the proxy contest may cause significant fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Even if we are successful in this proxy contest, we may incur significant expenses. In addition, perceived uncertainties as to our future direction, strategy, or leadership created by the proxy contest may result in the loss of business opportunities and make it more difficult to attract and retain investors, customers, employees, and other business partners. We cannot predict the outcome or timing of any matters relating to the anticipated proxy contest or the ultimate impact that such matters may have on our business, liquidity, financial condition, or results of operations.
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

Item 1C. Cybersecurity
Cybersecurity risk management and oversight are of utmost importance to Air Products and are necessary to maintain the trust and confidence of our customers, employees, and other stakeholders. The Company has implemented a thorough cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats as a fully integrated component of the Company's overall Enterprise Risk Management ("ERM").
In fiscal year 2024, we achieved our primary cybersecurity risk management objective of having no material cybersecurity incidents. Over the past three years, we have not experienced any material information security breaches and have not incurred material expenses from cybersecurity incidents, including those arising at third parties.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program is designed as a holistic program focused on predicting, preventing, detecting, and responding to cybersecurity threats across enterprise systems as well as the operational technology systems for our plants and pipelines.
The Company regularly assesses industry best practices, frameworks, and standards, and leverages them to advance its cybersecurity risk management maturity. These frameworks include the International Society of Automation and the International Electrotechnical Commission standards for industrial automation, as well as the National Institute of Standards and Technology.
Our cybersecurity program includes procedures for the detection, analysis, and mitigation of cybersecurity incidents. Our cybersecurity incident response includes criteria for prioritization and escalation based on severity under an established incident prioritization framework. Incidents are reported internally to senior management, the Board or the Board's Audit and Finance Committee, as appropriate based on the potential severity of the incident. Incidents that are elevated based on their potential severity, including any event that is potentially material, are promptly escalated and analyzed for potential external reporting requirements.
As part of the Company’s information security training program, all employees participate in various cybersecurity awareness activities, including an annual Information Security Awareness training module and monthly simulated phishing events.
We leverage third-party service partners to expand the capabilities of our cybersecurity program. This may include testing of the program’s protection measures as well as services for incident detection, investigation, and recovery. We also leverage third-party service providers to conduct tabletop exercises and perform assessments against cybersecurity frameworks.
Our suppliers and third-party service providers are subject to cybersecurity obligations. Prior to engagement, we assess the cybersecurity posture of third-party service providers who store, process, or transmit Air Products' information.
The Company maintains policies and procedures for preventive controls for enterprise applications including, but not limited to, access controls and change management. In addition, we maintain relevant business continuity and disaster recovery plans as part of our overall cybersecurity risk management strategy.
For a discussion of risks related to potential cybersecurity incidents, please refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Cybersecurity Governance
Our Board of Directors recognizes the importance of cybersecurity and has oversight responsibility for cybersecurity risks. The Board of Directors receives updates on our cybersecurity program at least quarterly from our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO"). In addition, the Board’s Audit and Finance Committee, which is composed entirely of independent directors, receives quarterly reports regarding our ERM program and top risks, including those relating to cybersecurity.
Our CIO is a member of the Company’s Management Board and is responsible for the administration of the cybersecurity risk management program. Prior to joining the company in 2020, our CIO spent 24 years in the aerospace and defense industry and held multiple senior leadership roles within digital technology, leading large global organizations in all aspects of digital technology, including cybersecurity risk management.
Under the direction of our CIO, our CISO leads the execution of the cybersecurity risk management program for our enterprise and operational technology systems. Our CISO is a seasoned cybersecurity executive with over 30 years of broad digital technology experience at Air Products. Our CISO has experience in leading global enterprise and operational technology cybersecurity programs, maintains a Certified Information Systems Security Professional certification, and has completed CISO executive education at Carnegie Mellon University. The Information Security leadership team that reports to the CISO is composed of four security leaders with over 80 years of combined experience and multiple professional certifications.
Our CISO has announced his intention to retire at the end of December 2024. The Company expects to appoint a successor in the near future.

Item 2. Properties
Air Products and Chemicals, Inc. owns its principal administrative offices located at the Company's global headquarters and co-located research and development facility in Allentown, Pennsylvania, as well as regional offices in Hersham, England; Medellin, Colombia; and Santiago, Chile. We lease the principal administrative offices in Shanghai, China; Pune, India; Vadodara, India; and Dhahran, Saudi Arabia. We lease administrative offices in the United States, Canada, Spain, Malaysia, and China, primarily for our Finance and Business Services organization.
Descriptions of the properties used by our five business segments are provided below. We believe that our facilities are suitable and adequate for our current and anticipated future levels of operation.
Americas
Our Americas segment operates from approximately 465 production and distribution facilities in North and South America. Of these facilities, approximately 25% are located on owned property. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Gulf Coast, California, and Arizona in the United States and Alberta and Ontario in Canada. Management and sales support is based in our Allentown, Medellin, and Santiago offices referred to above, and at approximately 20 leased properties located throughout North and South America.
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
Europe
Our Europe segment operates from approximately 245 production and distribution facilities in Europe, of which approximately 35% are on owned property. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Netherlands, the United Kingdom, Belgium, France, and Germany. Management and sales support for this business segment is based in Hersham, England; and Barcelona, Spain; and at approximately 15 leased regional office sites and 15 leased local office sites throughout the region.

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
Corporate and other
This business segment includes our sale of equipment businesses for which equipment is manufactured in Missouri in the United States; Shanghai, China; and Johor, Malaysia. The Gardner Cryogenic business operates at facilities in Pennsylvania and Kansas in the United States. The Rotoflow business operates manufacturing and service facilities in Texas and Pennsylvania in the United States with management, engineering, and sales support based in the Allentown offices referred to above and a nearby leased office. Prior to its sale on 30 September 2024, the LNG business operated a manufacturing facility in Florida in the United States with management, engineering, and sales support based in the Allentown offices referred to above.
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
We are a party to proceedings under CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are 26 sites on which a final settlement has not been reached where we, usually along with others, have been designated a potentially responsible party by the Environmental Protection Agency or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our current and former manufacturing sites. We do not expect that any sums we may have to pay in connection with these environmental matters would have a material adverse impact on our consolidated financial position. Additional information on our environmental exposure is included under Item 1, Business–Environmental Regulation, and Note 19, Commitments and Contingencies, to the consolidated financial statements.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33 million at 30 September 2024) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.

We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33 million at 30 September 2024) plus interest accrued thereon until final disposition of the proceedings.
During the third quarter of fiscal year 2024, we settled a dispute regarding energy management charges related to a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. As a result of the settlement, we recognized a gain of $7.7 million that is reflected within "Other income (expense), net" on our consolidated income statements for the fiscal year ended 30 September 2024. We collected the settlement in full in July 2024.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "APD". As of 31 October 2024, there were 4,238 record holders of our common stock.
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We have increased our quarterly dividend for 42 consecutive years. Dividend information for each quarter of fiscal years 2024 and 2023 is summarized below:

	2024	2023
Fourth quarter	$1.77	$1.75
Third quarter	1.77	1.75
Second quarter	1.77	1.75
First quarter	1.75	1.62
Total	$7.06	$6.87
Purchases of Equity Securities by the Issuer
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. If we repurchase shares pursuant to this authorization, we may do so under Rules 10b5-1 and 10b-18 under the Exchange Act through repurchase agreements established with one or more brokers. We have not purchased any of our outstanding shares under this program since fiscal year 2013. As of 30 September 2024, $485.3 million in share repurchase authorization remained available. Any future purchases will be completed at our discretion while maintaining sufficient funds for investing in our business and pursuing growth opportunities.

Performance Graph
The performance graph below compares the five-year cumulative returns of our common stock with those of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Standard & Poor’s 500 Materials Index ("S&P 500 Materials Index"). The figures assume an initial investment of $100 and the reinvestment of all dividends.

	Sept 2019	Sept 2020	Sept 2021	Sept 2022	Sept 2023	Sept 2024
Air Products & Chemicals, Inc.	100	137	120	112	140	150
S&P 500 Index	100	115	150	126	154	210
S&P 500 Materials Index	100	112	142	125	147	184

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted," or "non-GAAP," basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted diluted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 37.
Comparisons included in the discussion that follows are for fiscal year 2024 versus ("vs.") fiscal year 2023. A discussion of changes from fiscal year 2022 to fiscal year 2023 and other financial information related to fiscal year 2022 is available in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2023, which was filed with the SEC on 16 November 2023.
For information concerning activity with our related parties, refer to Note 25, Supplemental Information, to the consolidated financial statements.

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
Focused on serving energy, environmental, and emerging markets, we are committed to generating a cleaner future by offering products and services that enable our customers to improve their environmental performance, product quality, and productivity. Our core industrial gases business provides essential gases, related equipment, and applications expertise to customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food. We also develop, engineer, build, own, and operate some of the world's largest clean hydrogen projects that will support the transition to low- and zero-carbon energy in the industrial and heavy-duty transportation sectors. Through our sale of equipment businesses, we also provide turbomachinery, membrane systems, and cryogenic containers globally. For additional information on our product and service offerings, including production, distribution, and end use, refer to Item 1, Business, of this Annual Report on Form 10-K.
We conduct business in approximately 50 countries and regions throughout the world. Our industrial gases business is organized and operated regionally in the Americas, Asia, Europe, and Middle East and India segments and generates the majority of our sales via our on-site and merchant supply modes. Approximately half our total revenue is generated through the on-site supply mode, which is governed by contracts that are generally long-term in nature with provisions that allow us to pass through changes in energy costs to our customers. Our Corporate and other segment includes the results of our sale of equipment businesses, costs for corporate support functions and global management activities, and other income and expenses not directly associated with the regional segments, such as foreign exchange gains and losses. For additional information regarding our supply modes and business segments, refer to Note 7, Revenue Recognition, and Note 26, Business Segment and Geographic Information, to the consolidated financial statements.
Our results of operations for the periods presented in this Annual Report on Form 10-K include the results of our former liquefied natural gas ("LNG") process technology and equipment business, which we sold to Honeywell International Inc. on 30 September 2024. This divestiture, which does not qualify for presentation as a discontinued operation, reflects our commitment to our industrial gases and clean hydrogen growth strategy. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information.

2024 IN SUMMARY
Underlying results in our core industrial gases business were positive across our three largest regional segments, reflecting both merchant pricing gains and lower power costs in the Americas and Europe segments as well as favorable on-site volumes globally as we brought new plants onstream. The favorable volumes in our on-site business, which contributed approximately half our annual consolidated sales, were partially offset by lower global demand for merchant products as well as lower equipment sales in our Corporate and other segment. Additionally, the strategic productivity actions that we initiated in 2023 drove cost improvement across our organization, which partially offset higher costs resulting from inflation and increased planned maintenance activities. We also recognized higher equity affiliates' income from our unconsolidated joint ventures, particularly in the Americas segment.
Strategic capital allocation is one of our top priorities at Air Products. In addition to investing in our low- and zero-carbon hydrogen projects currently under construction, we continued to deploy capital in our core industrial gases business by investing in new industrial gas plants as well as maintaining and replacing existing facilities. Additionally, at the end of September, we recognized a gain of approximately $1.6 billion in operating income ($1.2 billion after tax, or $5.38 per share) upon completion of the sale of the LNG business. Divesting this non-core business reflects our continued focus on executing our growth strategy. We also issued $2.5 billion of green senior notes to fund projects that are expected to have environmental benefits as defined under our Green Finance Framework. These cash-generating actions will enable us to continue investing in projects that will provide clean hydrogen at scale to accelerate the energy transition while creating long-term value for our shareholders.
We believe providing a consistent dividend plays a critical part in the creation of shareholder value. During fiscal year 2024, we returned approximately $1.6 billion to our shareholders through dividend payments.
Fiscal Year 2024 Highlights
Comparisons presented in the highlights below are for fiscal year 2024 vs. fiscal year 2023.
•Sales of $12.1 billion decreased 4%, or $499.4, primarily due to 5% lower energy cost pass-through, which was partially offset by 1% higher pricing. Volume and currency were both flat versus the prior year.
•Operating income of $4.5 billion increased 79%, or $2.0 billion, primarily due to the $1.6 billion gain recognized on the sale of the LNG business during the fourth quarter of fiscal year 2024 as well as positive pricing, lower charges for business and asset actions, and favorable business mix, partially offset by an unfavorable impact from currency and higher costs. Operating margin of 36.9% increased 1,710 basis points ("bp") from 19.8% in the prior year.
•Equity affiliates' income of $647.7 increased 7%, or $43.4, as higher income from affiliates in the Americas segment was partially offset by a lower contribution from an affiliate in Europe.
•Net income of $3.9 billion increased 65%, or $1.5 billion, and net income margin of 31.9% increased 1,330 bp from 18.6% in the prior year, in each case primarily due to the $1.2 billion after-tax gain recognized upon the sale of the LNG business at the end of the fourth quarter.
•Adjusted EBITDA of $5.0 billion increased 7%, or $344.5, and adjusted EBITDA margin of 41.7% increased 440 bp from 37.3% in the prior year.
•Diluted EPS of $17.24 increased 67%, or $6.94 per share, and adjusted diluted EPS of $12.43 increased 8%, or $0.92 per share. A summary table of changes in diluted EPS is presented below.

Changes in Diluted EPS Attributable to Air Products
The per share impacts for the items presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

Fiscal Year Ended 30 September	2024	2023	Increase (Decrease)
Total Diluted EPS	$17.18	$10.33	$6.85
Less: Diluted EPS from (loss) income from discontinued operations	(0.06)	0.03	(0.09)
Diluted EPS From Continuing Operations	$17.24	$10.30	$6.94
% Change from prior year			67%
Operating Items
Underlying business
Volume			$0.23
Price, net of variable costs			0.70
Other costs			(0.08)
Currency			(0.09)
Gain on sale of business			5.38
Business and asset actions			0.72
Total Operating Items			$6.86
Other Items
Equity affiliates' income			$0.16
Interest expense			(0.15)
Other non-operating income/expense, net:
Loss on de-designation of cash flow hedges			(0.02)
Non-service pension cost, net			(0.05)
Other			(0.01)
Change in effective tax rate			0.17
Noncontrolling interests			(0.01)
Total Other Items			$0.09
Total Change in Diluted EPS From Continuing Operations			$6.94
% Change from prior year			67%
The table below summarizes the diluted per share impact of our non-GAAP adjustments in fiscal years 2024 and 2023:

Fiscal Year Ended 30 September	2024	2023	Increase (Decrease)
Diluted EPS From Continuing Operations	$17.24	$10.30	$6.94
Gain on sale of business	(5.38)	—	(5.38)
Business and asset actions	0.20	0.92	(0.72)
Loss on de-designation of cash flow hedges	0.02	—	0.02
Non-service pension cost, net	0.34	0.29	0.05
Adjusted Diluted EPS From Continuing Operations	$12.43	$11.51	$0.92
% Change from prior year			8%

OUTLOOK
Statements regarding business outlook should be read in conjunction with the Forward-Looking Statements of this Annual Report on Form 10-K.
We have focused teams within Air Products executing the two pillars of our growth strategy, which are underpinned by our core competencies, technology, and more than 80 years of industrial gas experience, including over 65 years of hydrogen expertise. Our employees are dedicated to the ongoing success of our core industrial gases business while we pursue strategic high growth opportunities in clean hydrogen.
In fiscal year 2025, we expect merchant pricing improvement as well as positive volume contributions from several smaller industrial gas on-site plants that are scheduled to come onstream. Cost discipline remains a top priority as we seek to mitigate the impact of ongoing inflationary pressures through productivity actions. Economic activity in China remains uncertain. Additionally, we estimate an earnings per share headwind of approximately 4%, or $0.49, as a result of the LNG business divestiture. We expect sustained performance and our ability to raise capital to meet the cash needs of our growth strategy while rewarding shareholders through increased dividends, as we have done for the past 42 consecutive years.
Beyond fiscal year 2025, we see significant opportunity in clean hydrogen driven by demand for decarbonization solutions such as the application of green hydrogen to meet Europe's emission reduction mandates across the heavy industrial and transport sectors, blue hydrogen in the form of blue ammonia to minimize the use of coal in Asia's power plants, as well as blue and green ammonia to directly power ships. We have made significant progress in the construction of some of our energy transition projects, such as the NEOM Green Hydrogen Project that is on schedule to come onstream at the end of 2026 with first product delivery in early 2027.
RESULTS OF OPERATIONS
DISCUSSION OF CONSOLIDATED RESULTS

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
GAAP Measures
Sales	$12,100.6	$12,600.0	($499.4)	(4%)
Operating income	4,466.1	2,494.6	1,971.5	79%
Operating margin	36.9%	19.8%		1,710	bp
Equity affiliates’ income	$647.7	$604.3	$43.4	7%
Net income	3,862.4	2,338.6	1,523.8	65%
Net income margin	31.9%	18.6%		1,330	bp
Non-GAAP Measures
Adjusted EBITDA	$5,046.3	$4,701.8	$344.5	7%
Adjusted EBITDA margin	41.7%	37.3%		440	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	(5%)
Currency	—%
Total Consolidated Sales Change	(4%)

Sales of $12.1 billion decreased 4%, or $499.4, primarily due to 5% lower energy cost pass-through driven by lower natural gas prices in North America and Europe. Sales in our on-site business, which typically represent approximately half our total company sales, fluctuate with power and fuel prices due to contract provisions that allow us to pass through changes in energy costs to our customers. The lower sales due to energy cost pass-through were partially offset by a modest 1% total company price improvement, which equates to a 2% improvement for the merchant business. The pricing improvement was attributable to our Americas and Europe segments. Volumes were flat on a total company basis as weaker global merchant demand and lower sales of equipment offset improvements in our on-site business, which were driven by new assets in Europe and Asia as well as higher demand for hydrogen in the U.S. Additionally, favorable on-site volumes in our Americas segment included a one-time asset sale associated with an early contract termination at the request of a customer. Currency was stable versus the prior year.
Cost of Sales and Gross Margin
Cost of sales of $8.2 billion decreased 8%, or $664.3, due to lower energy cost pass-through to customers of $646, a favorable impact from currency of $20, and lower other costs of $10, partially offset by higher costs associated with sales volumes of $12. Higher costs due to labor inflation and planned maintenance activities were partially offset by lower power costs in our merchant business in Europe and the Americas as well as improvements from strategic productivity actions. Gross margin of 32.5% increased 260 bp from 29.9% in the prior year. Approximately half of the margin improvement was attributable to lower energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $942.4 decreased 2%, or $14.6, primarily due to lower incentive compensation and strategic productivity actions, partially offset by labor inflation. Selling and administrative expense as a percentage of sales increased to 7.8% from 7.6% in the prior year.
Research and Development Expense
Research and development expense of $100.2 decreased 5%, or $5.4. Research and development expense as a percentage of sales of 0.8% was flat versus the prior year.
Gain on Sale of Business
On 30 September 2024, we completed the sale of our LNG business to Honeywell International Inc. As a result of the transaction, we recorded a gain of $1,575.6 during the fourth quarter of fiscal year 2024 that is reflected within "Gain on sale of business" on our consolidated income statements ($1,198.4 after tax, or $5.38 per share). This gain was not recorded in segment results. Prior to the divestiture, the results of the LNG business were reflected within the Corporate and other segment. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information.
Business and Asset Actions
Our consolidated income statements for the fiscal years ended 30 September 2024 and 2023 reflect charges of $57.0 ($43.8 after tax, or $0.20 per share) and $244.6 ($204.9 attributable to Air Products after tax, or $0.92 per share), respectively, for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. Charges for business and asset actions are not recorded in segment results.
The fiscal year 2024 charge of $57.0 was for severance and other postemployment benefits payable to employees identified under a global cost reduction plan. We originated this plan during the third quarter of fiscal year 2023, which resulted in an initial charge of $27.0. Fiscal year 2023 also included a noncash charge of $217.6 to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments.
For additional information, refer to Note 5, Business and Asset Actions, to the consolidated financial statements for additional information.
Other Income (Expense), Net
Other income of $58.2 increased 67%, or $23.4, primarily due to higher income from the sale of assets as well as the favorable settlement of a legal dispute. Refer to Note 19, Commitments and Contingencies, to the consolidated financial statements for additional information. These items were partially offset by an unfavorable foreign exchange impact from the devaluation of the Argentine peso during the first quarter of fiscal year 2024.

Operating Income and Margin
Operating income of $4.5 billion increased 79%, or $2.0 billion, primarily due to the $1.6 billion gain recognized on the sale of the LNG business during the fourth quarter of fiscal year 2024. The improvement from the prior year also reflects positive pricing, net of power and fuel costs, of $192, lower charges for business and asset actions of $188, and favorable business mix of $63. The on-site improvements reflected within favorable business mix were partially offset by lower merchant demand and recognition of higher project cost estimates related to our sale of equipment activities in fiscal year 2024. Unfavorable items versus the prior year included an unfavorable impact from currency of $25 and higher costs of $22. The higher costs were driven by labor inflation and higher planned maintenance, partially offset by improved productivity resulting from strategic business and asset actions and lower costs for incentive compensation.
Operating margin of 36.9% increased 1,710 bp from 19.8% in the prior year primarily due to the gain recognized on the sale of the LNG business, lower charges for business and asset actions, and favorable pricing. Additionally, while energy cost pass-through has no impact on profit, it does contribute to our margins. Of the 1,710 bp operating margin improvement, lower energy cost pass-through to customers contributed approximately 100 bp.
Equity Affiliates’ Income
Equity affiliates' income of $647.7 increased 7%, or $43.4, as higher income from affiliates in the Americas segment was partially offset by a lower contribution from an affiliate in Europe.
Interest Expense

Fiscal Year Ended 30 September	2024	2023
Interest incurred	$507.9	$292.9
Less: Capitalized interest	289.1	115.4
Interest expense	$218.8	$177.5
Interest incurred increased 73%, or $215.0, primarily due to a higher debt balance from senior notes issued to fund projects under our Green Finance Framework as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased $173.7 due to a higher carrying value of projects under construction, which is largely attributable to the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $73.8 increased 89%, or $34.8. We recognized non-service pension costs of $102.0 ($76.8 after tax, or $0.34 per share) in fiscal year 2024 compared to $86.8 ($65.2 after tax, or $0.29 per share) in fiscal year 2023. Additionally, in fiscal year 2024, we recorded unrealized losses of $16.3 ($4.3 attributable to Air Products after tax, or $0.02 per share) related to certain de-designated interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 15, Financial Instruments, to the consolidated financial statements for additional information. These unfavorable items were partially offset by higher interest income on cash and cash items and short-term investments.
Discontinued Operations
During the fourth quarter of fiscal year 2024, we recorded a pre-tax loss from discontinued operations of $19.4 ($13.9 after tax, or $0.06 per share) to increase our existing liability for retained environmental remediation obligations associated with the sale of our former Amines business in September 2006. Refer to the Pace discussion within Note 19, Commitments and Contingencies, to the consolidated financial statements for additional information. In fiscal year 2023, income from discontinued operations, net of tax, of $7.4 ($0.03 per share) primarily resulted from a net tax benefit recorded in the fourth quarter upon release of tax liabilities for uncertain tax positions taken with respect to the sale of our former Performance Materials Division ("PMD"), which was completed in 2017.
Net Income and Net Income Margin
Net income of $3.9 billion increased 65%, or $1.5 billion, and net income margin of 31.9% increased 1,330 bp from 18.6% in the prior year, in each case primarily due to the $1.2 billion after-tax gain recognized upon the sale of the LNG business at the end of the fourth quarter.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $5.0 billion increased 7%, or $344.5, and adjusted EBITDA margin of 41.7% increased 440 bp from 37.3% in the prior year, primarily due to positive pricing, net of power and fuel costs, and favorable business mix, partially offset by labor inflation and higher planned maintenance costs. The on-site improvements reflected within favorable business mix were partially offset by lower merchant demand and recognition of higher project cost estimates related to our sale of equipment activities in fiscal year 2024. The higher costs for labor inflation and planned maintenance activities were offset by improved productivity resulting from strategic business and asset actions and lower costs for incentive compensation. While lower energy cost pass-through does not impact profit, it improved adjusted EBITDA margin by approximately 200 basis points.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. Refer to Note 24, Income Taxes, to the consolidated financial statements for details regarding factors affecting the effective tax rate.
Our effective tax rate was 19.6% and 19.1% for the fiscal years ended 30 September 2024 and 2023, respectively. Our current year effective tax rate was higher primarily due to the recognition of the $1,575.6 gain on the sale of our LNG business during the fourth quarter of fiscal year 2024. This gain increased our income from continuing operations before taxes, which diluted the impact of recurring effective tax rate reconciling items for fiscal year 2024. The gain was also recognized in jurisdictions with higher tax rates. Partially offsetting this increase were tax benefits unrelated to the sale of our LNG business, which included the release of certain unrecognized tax benefits upon expiration of the statute of limitations for uncertain tax positions taken in prior years, a tax benefit on the sale of a non-U.S. subsidiary, and a tax election for a non-U.S. subsidiary during fiscal year 2024.
Our adjusted effective tax rate, which excludes the impact of the gain on the sale of the LNG business as well as other adjustments described in the "Reconciliations of Non-GAAP Financial Measures" section, was 17.8% and 18.9% for the fiscal years ended 30 September 2024 and 2023, respectively. Our current year adjusted effective tax rate is lower primarily due to earning a greater share of income in jurisdictions with lower tax rates in addition to the tax benefits discussed above.
DISCUSSION OF RESULTS BY BUSINESS SEGMENT
Americas

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$5,040.1	$5,369.3	($329.2)	(6%)
Operating income	1,565.1	1,439.7	125.4	9%
Operating margin	31.1%	26.8%		430 bp
Equity affiliates’ income	$158.8	$109.2	$49.6	45%
Adjusted EBITDA	2,423.2	2,198.2	225.0	10%
Adjusted EBITDA margin	48.1%	40.9%		720 bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	1%
Price	3%
Energy cost pass-through to customers	(9%)
Currency	(1%)
Total Americas Sales Change	(6%)

Sales of $5.0 billion decreased 6%, or $329.2, due to lower energy cost pass-through to customers of 9% and an unfavorable currency impact of 1%, partially offset by higher pricing of 3% and higher volumes of 1%. The total segment pricing increase of 3% equates to a 6% improvement in our merchant business, where pricing was favorable across most product lines. Volumes improved modestly as higher hydrogen demand and a one-time asset sale associated with an early contract termination at the request of a customer were mostly offset by lower demand for merchant products.
Operating income of $1.6 billion increased 9%, or $125.4, due to positive pricing, net of lower power and fuel costs, of $145 and favorable business mix of $49, partially offset by higher costs of $61 and unfavorable currency of $8. Favorable business mix was attributable to the one-time asset sale as well as higher hydrogen demand. The higher costs were driven by higher planned maintenance and labor inflation, partially offset by lower incentive compensation as well as the favorable settlement of a legal dispute during the third quarter. Operating margin of 31.1% increased 430 bp from 26.8% in the prior year primarily due to lower energy cost pass-through to customers and favorable pricing. Of the 430 bp operating margin improvement, lower energy cost pass-through to customers contributed approximately 250 bp.
Equity affiliates’ income of $158.8 increased 45%, or $49.6, due to higher income from an affiliate in Mexico as well as recognition of our share of income from a one-time asset sale.
Asia

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$3,224.3	$3,216.1	$8.2	—%
Operating income	859.2	906.5	(47.3)	(5%)
Operating margin	26.6%	28.2%		(160 bp)
Equity affiliates’ income	$32.9	$29.7	$3.2	11%
Adjusted EBITDA	1,363.1	1,369.7	(6.6)	—%
Adjusted EBITDA margin	42.3%	42.6%		(30 bp)
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	1%
Price	—%
Energy cost pass-through to customers	1%
Currency	(2%)
Total Asia Sales Change	—%

Sales of $3.2 billion were flat as higher volumes of 1% and higher energy cost pass-through to customers of 1% were offset by unfavorable currency impacts of 2%. Higher volumes in our on-site business, including several new assets across the region, were offset by lower demand for merchant products. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against the Chinese Renminbi. Pricing was flat versus the prior year.
Operating income of $859.2 decreased 5%, or $47.3, primarily due to unfavorable mix of $22, an unfavorable currency impact of $21, and higher variable costs in our merchant business of $13, partially offset by favorable other costs of $12. Favorable other costs reflect lower distribution costs and strategic productivity actions that more than offset the impact of inflation. Operating margin of 26.6% decreased 160 bp from 28.2% in the prior year primarily due to unfavorable mix.
Equity affiliates’ income of $32.9 increased 11%, or $3.2, as higher income from affiliates in Thailand was partially offset by higher maintenance expense for one of our affiliates in China.

Europe

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$2,823.4	$2,963.1	($139.7)	(5%)
Operating income	810.0	663.4	146.6	22%
Operating margin	28.7%	22.4%		630 bp
Equity affiliates’ income	$88.1	$102.5	($14.4)	(14%)
Adjusted EBITDA	1,105.2	962.1	143.1	15%
Adjusted EBITDA margin	39.1%	32.5%		660 bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	—%
Energy cost pass-through to customers	(8%)
Currency	2%
Total Europe Sales Change	(5%)
Sales of $2.8 billion decreased 5%, or $139.7, due to lower energy cost pass-through to customers of 8%, partially offset by a favorable currency impact of 2% and higher volumes of 1%. The positive currency impact was primarily attributable to the weakening of the U.S. Dollar against the Euro. Volumes improved modestly as contributions from a new facility in Uzbekistan were partially offset by weaker merchant demand. Pricing was flat versus the prior year.
Operating income of $810.0 increased 22%, or $146.6, due to favorable mix of $80, pricing, net of lower power and fuel costs, of $69, and a favorable impact from currency of $14, partially offset by higher costs of $16. Higher costs resulting from labor inflation were partially offset by strategic productivity actions. Operating margin of 28.7% increased 630 bp from 22.4% in the prior year due to favorable volumes and pricing as well as lower energy cost pass-through to customers. Of the 630 bp operating margin improvement, lower energy cost pass-through to customers contributed approximately 200 bp.
Equity affiliates’ income of $88.1 decreased 14%, or $14.4, driven by prior year non-recurring items for our affiliate in Italy.
Middle East and India

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%
Sales	$134.4	$162.5	($28.1)	(17%)
Operating income	5.9	16.9	(11.0)	(65%)
Equity affiliates’ income	347.5	349.8	(2.3)	(1%)
Adjusted EBITDA	380.0	394.2	(14.2)	(4%)
Sales of $134.4 decreased 17%, or $28.1, and operating income of $5.9 decreased 65%, or $11.0, in each case primarily due to lower merchant volumes and pricing.
Equity affiliates' income of $347.5 decreased 1%, or $2.3, driven by higher costs for an affiliate in Saudi Arabia.

Corporate and other

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%
Sales	$878.4	$889.0	($10.6)	(1%)
Operating loss	(292.7)	(287.3)	(5.4)	(2%)
Equity affiliates' income	20.4	13.1	7.3	56%
Adjusted EBITDA	(225.2)	(222.4)	(2.8)	(1%)
Sales of $878.4 decreased 1%, or $10.6, and operating loss of $292.7 increased 2%, or $5.4, primarily due to lower equipment sales and higher project cost estimates. The lower profit contribution was partially offset by lower incentive compensation and strategic productivity actions.
As discussed above, we completed the sale of the LNG business on 30 September 2024. The LNG business generated operating income for this segment of approximately $135 and $120 in fiscal years 2024 and 2023, respectively.
Equity affiliates' income of $20.4 increased 56%, or $7.3, driven by higher contributions from an affiliate in Algeria.
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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans. We may also exclude certain expenses associated with cost reduction actions and impairment charges as well as gains on disclosed transactions, such as the sale of the LNG business. The reader should be aware that we may recognize similar losses or gains in the future.
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

2024 vs. 2023	Operating Income	Equity Affiliates' Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	Diluted EPS
2024 GAAP	$4,466.1	$647.7	($73.8)	$944.9	$3,842.1	$17.24
2023 GAAP	2,494.6	604.3	(39.0)	551.2	2,292.8	10.30
$ Change GAAP						$6.94
% Change GAAP						67%

2024 GAAP	$4,466.1	$647.7	($73.8)	$944.9	$3,842.1	$17.24
Gain on sale of business	(1,575.6)	—	—	(377.2)	(1,198.4)	(5.38)
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Loss on de-designation of cash flow hedges(A)	—	—	16.3	1.4	4.3	0.02
Non-service pension cost, net	—	—	102.0	25.2	76.8	0.34
2024 Non-GAAP ("Adjusted")	$2,947.5	$647.7	$44.5	$607.5	$2,768.6	$12.43

2023 GAAP	$2,494.6	$604.3	($39.0)	$551.2	$2,292.8	$10.30
Business and asset actions(B)	244.6	—	—	34.7	204.9	0.92
Non-service pension cost, net	—	—	86.8	21.6	65.2	0.29
2023 Non-GAAP ("Adjusted")	$2,739.2	$604.3	$47.8	$607.5	$2,562.9	$11.51
$ Change Non-GAAP ("Adjusted")						$0.92
% Change Non-GAAP ("Adjusted")						8%
(A ) Includes $10.6 attributable to noncontrolling interests.
(B ) Includes $5.0 attributable to noncontrolling interests.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN
We define adjusted EBITDA as net income less income or loss from discontinued operations, net of tax, and excluding non-GAAP adjustments, which we do not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax provision, and depreciation and amortization expense. Adjusted EBITDA and adjusted EBITDA margin provide useful metrics for management to assess operating performance. Margins are calculated independently for each period by dividing each line item by consolidated sales for the respective period and may not sum to total margin due to rounding.
The tables below present consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	2024		2023
	$	Margin	$	Margin
Sales	$12,100.6		$12,600.0

Net income and net income margin	$3,862.4	31.9%	$2,338.6	18.6%
Less: (Loss) Income from discontinued operations, net of tax	(13.9)	(0.1%)	7.4	0.1%
Add: Interest expense	218.8	1.8%	177.5	1.4%
Less: Other non-operating income (expense), net	(73.8)	(0.6%)	(39.0)	(0.3%)
Add: Income tax provision	944.9	7.8%	551.2	4.4%
Add: Depreciation and amortization	1,451.1	12.0%	1,358.3	10.8%
Less: Gain on sale of business	1,575.6	13.0%	—	—%
Add: Business and asset actions	57.0	0.5%	244.6	1.9%
Adjusted EBITDA and adjusted EBITDA margin	$5,046.3	41.7%	$4,701.8	37.3%

	2024 vs. 2023
Change GAAP
Net income $ change	$1,523.8
Net income % change	65%
Net income margin change	1,330 bp
Change Non-GAAP
Adjusted EBITDA $ change	$344.5
Adjusted EBITDA % change	7%
Adjusted EBITDA margin change	440 bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the fiscal years ended 30 September 2024 and 2023:
Americas

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$5,040.1	$5,369.3	($329.2)	(6%)
Operating income	1,565.1	1,439.7	125.4	9%
Operating margin	31.1%	26.8%		430	bp
Reconciliation of GAAP to Non-GAAP:
Operating income	$1,565.1	$1,439.7
Add: Depreciation and amortization	699.3	649.3
Add: Equity affiliates' income	158.8	109.2
Adjusted EBITDA	$2,423.2	$2,198.2	$225.0	10%
Adjusted EBITDA margin	48.1%	40.9%		720	bp
Asia

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$3,224.3	$3,216.1	$8.2	—%
Operating income	859.2	906.5	(47.3)	(5%)
Operating margin	26.6%	28.2%		(160)	bp
Reconciliation of GAAP to Non-GAAP:
Operating income	$859.2	$906.5
Add: Depreciation and amortization	471.0	433.5
Add: Equity affiliates' income	32.9	29.7
Adjusted EBITDA	$1,363.1	$1,369.7	($6.6)	—%
Adjusted EBITDA margin	42.3%	42.6%		(30)	bp
Europe

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$2,823.4	$2,963.1	($139.7)	(5%)
Operating income	810.0	663.4	146.6	22%
Operating margin	28.7%	22.4%		630	bp
Reconciliation of GAAP to Non-GAAP:
Operating income	$810.0	$663.4
Add: Depreciation and amortization	207.1	196.2
Add: Equity affiliates' income	88.1	102.5
Adjusted EBITDA	$1,105.2	$962.1	$143.1	15%
Adjusted EBITDA margin	39.1%	32.5%		660	bp

Middle East and India

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$134.4	$162.5	($28.1)	(17%)
Operating income	5.9	16.9	(11.0)	(65%)
Reconciliation of GAAP to Non-GAAP:
Operating income	$5.9	$16.9
Add: Depreciation and amortization	26.6	27.5
Add: Equity affiliates' income	347.5	349.8
Adjusted EBITDA	$380.0	$394.2	($14.2)	(4%)
Corporate and other

			Change vs. Prior Year
Fiscal Year Ended 30 September	2024	2023	$	%/bp
Sales	$878.4	$889.0	($10.6)	(1%)
Operating loss	(292.7)	(287.3)	(5.4)	(2%)
Reconciliation of GAAP to Non-GAAP:
Operating loss	($292.7)	($287.3)
Add: Depreciation and amortization	47.1	51.8
Add: Equity affiliates' income	20.4	13.1
Adjusted EBITDA	($225.2)	($222.4)	($2.8)	(1%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

Fiscal Year Ended 30 September	2024	2023
Income tax provision	$944.9	$551.2
Income from continuing operations before taxes	4,821.2	2,882.4
Effective tax rate	19.6%	19.1%

Income tax provision	$944.9	$551.2
Adjustments for tax impacts on disclosed items:
Gain on sale of business	(377.2)	—
Business and asset actions	13.2	34.7
Loss on de-designation of cash flow hedges	1.4	—
Non-service pension cost, net	25.2	21.6
Adjusted income tax provision	$607.5	$607.5

Income from continuing operations before taxes	$4,821.2	$2,882.4
Adjustments for pre-tax impacts of disclosed items:
Gain on sale of business	(1,575.6)	—
Business and asset actions	57.0	244.6
Loss on de-designation of cash flow hedges	16.3	—
Non-service pension cost, net	102.0	86.8
Adjusted income from continuing operations before taxes	$3,420.9	$3,213.8
Adjusted effective tax rate	17.8%	18.9%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

Fiscal Year Ended 30 September	2024	2023
Cash used for investing activities	$4,919.2	$5,916.4
Proceeds from sale of assets and investments	1,878.8	25.4
Purchases of investments	(141.4)	(640.1)
Proceeds from investments	470.7	897.0
Other investing activities	72.4	4.8
NGHC expenditures not funded by Air Products' equity(A)	(2,047.7)	(979.1)
Capital expenditures	$5,152.0	$5,224.4
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
As of 30 September 2024, we had $1,571.3 of foreign cash and cash items compared to total cash and cash items of $2,979.7. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Fiscal Year Ended 30 September	2024	2023
Net income from continuing operations attributable to Air Products	$3,842.1	$2,292.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,451.1	1,358.3
Deferred income taxes	(69.3)	(24.7)
Gain on sale of business	(1,575.6)	—
Business and asset actions	57.0	244.6
Undistributed earnings of equity method investments	(206.0)	(261.2)
Gain on sale of assets and investments	(31.4)	(15.8)
Share-based compensation	61.8	59.9
Noncurrent lease receivables	116.2	79.6
Other adjustments	183.8	(103.0)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(111.0)	130.7
Inventories	(137.8)	(129.4)
Other receivables	34.4	(93.8)
Payables and accrued liabilities	(338.7)	(213.3)
Other working capital	370.1	(119.0)
Cash Provided by Operating Activities	$3,646.7	$3,205.7
In fiscal year 2024, cash provided by operating activities was $3,646.7. Gain on sale of business of $1,575.6 related to the sale of the LNG business. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information. Business and asset actions of $57.0 included an expense recognized for severance and other benefits related to a global cost reduction plan. Refer to Note 5, Business and Asset Actions, to the consolidated financial statements for additional information. Other operating adjustments of $183.8 primarily included pension expense, net of contributions, of $89.1. Working capital accounts resulted in a net use of cash of $183.0. The use of cash of $338.7 within payables and accrued liabilities primarily resulted from a reduction of customer advances for sale of equipment projects as we recognize revenue, payments against severance actions, and payments for incentive compensation under the fiscal year 2023 plan. Inventories resulted in a use of cash of $137.8 primarily due to purchases of helium. The use of cash of $111.0 from trade receivables was primarily attributable to the timing of collections. The source of cash of $370.1 within other working capital was primarily driven by the timing of income tax payments associated with the sale of the LNG business. We expect to remit all tax payments associated with this transaction in the first half of fiscal year 2025.

In fiscal year 2023, cash provided by operating activities was $3,205.7. Business and asset actions of $244.6 included noncash charges to write off assets related to our exit from certain projects previously under construction as well as an expense for severance and other benefits. Refer to Note 5, Business and Asset Actions, to the consolidated financial statements for additional information. The impacts associated with our operating leases are reflected within "Other adjustments," which included a lump-sum payment of $209 for a land lease associated with the NGHC joint venture. Working capital accounts resulted in a net use of cash of $424.8. The use of cash of $213.3 within payables and accrued liabilities primarily resulted from lower prices for the purchase of natural gas, a decrease in value of derivatives that hedge intercompany loans, and payments for incentive compensation under the fiscal year 2022 plan. Inventories resulted in a use of cash of $129.4 primarily due to additional packaged gases inventory, including helium. The use of cash of $119.0 within other working capital was primarily driven by the timing of income tax payments. The source of cash of $130.7 from trade receivables was primarily attributable to collection of higher natural gas costs contractually passed through to on-site customers.
Cash Flows From Investing Activities

Fiscal Year Ended 30 September	2024	2023
Additions to plant and equipment, including long-term deposits	($6,796.7)	($4,626.4)
Investment in and advances to unconsolidated affiliates	—	(912.0)
Investment in financing receivables	(403.0)	(665.1)
Proceeds from sale of assets and investments	1,878.8	25.4
Purchases of investments	(141.4)	(640.1)
Proceeds from investments	470.7	897.0
Other investing activities	72.4	4.8
Cash Used for Investing Activities	($4,919.2)	($5,916.4)
In fiscal year 2024, cash used for investing activities was $4,919.2. The use of cash primarily resulted from capital expenditures of $6,796.7 for additions to plant and equipment, including long-term deposits, and investments in financing receivables of $403.0. Refer to the Capital Expenditures section below for further detail. Proceeds from sale of assets and investments of $1,878.8 primarily related to the sale of the LNG business. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information. Maturities of time deposits provided cash of $470.7, which exceeded purchases of time deposits of $141.4.
In fiscal year 2023, cash used for investing activities was $5,916.4. The use of cash primarily resulted from capital expenditures of $4,626.4 for additions to plant and equipment, including long-term deposits, investments in and advances to unconsolidated affiliates of $912.0, and investments in financing receivables of $665.1. Refer to the "Capital Expenditures" section below for further detail. Maturities of time deposits and short-term treasury securities provided cash of $897.0, which exceeded purchases of investments of $640.1.
Capital Expenditures
The components of our capital expenditures are detailed in the table below. Refer to page 42 for a definition of this non-GAAP measure as well as a reconciliation to cash used for investing activities.

Fiscal Year Ended 30 September	2024	2023
Additions to plant and equipment, including long-term deposits	$6,796.7	$4,626.4
Investment in and advances to unconsolidated affiliates(A)	—	912.0
Investment in financing receivables	403.0	665.1
NGHC expenditures not funded by Air Products' equity(B)	(2,047.7)	(979.1)
Capital Expenditures	$5,152.0	$5,224.4
(A)Includes contributions from noncontrolling partners in consolidated subsidiaries as discussed below.
(B)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.

Capital expenditures in fiscal year 2024 totaled $5,152.0 compared to $5,224.4 in fiscal year 2023. Spending for plant and equipment primarily included project spending for our clean energy projects such as the NEOM Green Hydrogen Project in NEOM City, Saudi Arabia, as well as our clean energy complexes in Louisiana, United States, and Alberta, Canada. Additionally, we continued to invest capital in our core industrial gas business for new industrial gas plants as well as maintaining and replacing existing facilities. We did not recognize any investments in and advances to unconsolidated affiliates during fiscal year 2024; however, we expect to complete our remaining investment of approximately $115 associated with our investment in JIGPC in fiscal year 2025. Refer to Note 10, Equity Affiliates, to the consolidated financial statements for additional information. The investment in financing receivables of $403.0 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as remaining payments on the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities and to Note 6, Acquisition, to the consolidated financial statements for additional information.
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
We expect capital expenditures for fiscal year 2025 to be approximately $4.5 billion to $5.0 billion, which is driven by additional spending for our clean energy projects that are currently under construction as well as ongoing maintenance capital spending in our core industrial gases business. We anticipate capital expenditures to be funded with our current cash balance, cash generated from continuing operations, and additional financing activities.
Cash Flows From Financing Activities

Fiscal Year Ended 30 September	2024	2023
Long-term debt proceeds	$4,678.3	$3,516.2
Payments on long-term debt	(486.2)	(615.4)
Net (decrease) increase in commercial paper and short-term borrowings	(289.9)	268.2
Dividends paid to shareholders	(1,564.9)	(1,496.6)
Proceeds from stock option exercises	7.9	24.0
Investments by noncontrolling interests	428.5	234.9
Distributions to noncontrolling interests	(25.8)	(115.9)
Other financing activities	(132.5)	(205.8)
Cash Provided by Financing Activities	$2,615.4	$1,609.6
In fiscal year 2024, cash provided by financing activities was $2,615.4. The source of cash was primarily driven by long-term debt proceeds of $4,678.3 as well as an increase in investments by noncontrolling interests of $428.5. Sources were partially offset by dividend payments to shareholders of $1,564.9, payments on long-term debt of $486.2 and net decreases in commercial paper and short-term borrowings of $289.9.
Long-term debt proceeds included $2.5 billion from green senior notes issued during the second quarter in U.S. Dollar-denominated fixed-rate note offerings. Consistent with our Green Finance Framework, we have allocated the net proceeds to finance or refinance, in whole or in part, existing or future projects that are expected to have environmental benefits, including those related to pollution prevention and control, renewable energy generation and procurement, and sustainable aviation fuel. Additionally, as further discussed below, the NGHC joint venture borrowed approximately $2.0 billion. These proceeds were partially offset by financing fees of approximately $112.0, which are reflected within "Other financing activities". Refer to the Credit Facilities section below as well as Note 17, Debt, to the consolidated financial statements for additional information.
In fiscal year 2023, cash provided by financing activities was $1,609.6. The source of cash was primarily attributable to long-term debt proceeds of $3,516.2 as well as an increase in commercial paper and short-term borrowings of $268.2. These cash inflows were partially offset by dividend payments to shareholders of $1,496.6 and payments on long-term debt of $615.4.

Financing and Capital Structure
Total debt increased from $10,305.8 as of 30 September 2023 to $14,227.9 as of 30 September 2024, primarily due to the issuance of green U.S. Dollar-denominated fixed-rate notes as well as additional borrowings from the non-recourse project financing available to the NGHC joint venture for construction of the NEOM Green Hydrogen project. Total debt includes related party debt of $304.4 and $328.3 as of 30 September 2024 and 30 September 2023, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2024, we were in compliance with all of the financial and other covenants under our debt agreements.
2024 Credit Agreements
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Five-Year Credit Agreement”) as well as a 364-day $500.0 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026 (the “2024 364-Day Credit Agreement” and, together with the 2024 Five-Year Credit Agreement, the “2024 Credit Agreements”). Both of the 2024 Credit Agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. The 2024 Five-Year Credit Agreement replaced our previous $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which was terminated upon execution of the 2024 Five-Year Credit Agreement. No borrowings were outstanding under the 2021 Credit Agreement at the time of its termination, and no early termination penalties were incurred. No borrowings were outstanding under either of the 2024 Credit Agreements as of 30 September 2024.
Foreign Credit Facilities
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,223.9, of which $1,129.0 was borrowed and outstanding as of 30 September 2024. The amount borrowed and outstanding as of 30 September 2023 was $1,041.4.
NEOM Green Hydrogen Project Financing
In May 2023, NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. As of 30 September 2024 and 2023, the joint venture had drawn principal amounts of approximately $3.3 billion and $1.4 billion, respectively, from the available financing. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. In fiscal year 2024, the Board of Directors increased the quarterly dividend to $1.77 per share, representing a 1% increase, or $0.02 per share, from the previous dividend of $1.75 per share. We expect to continue increasing our quarterly dividend as we have done for the last 42 consecutive years.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. On 18 July 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that was payable on 12 November 2024 to shareholders of record at the close of business on 1 October 2024. On 21 November 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that is payable on 10 February 2025 to shareholders of record at the close of business on 2 January 2025.
Discontinued Operations
In fiscal year 2023, cash provided by operating activities of discontinued operations was $0.6.

PENSION BENEFITS
We and certain of our subsidiaries sponsor defined benefit pension plans and defined contribution plans that cover a substantial portion of our worldwide employees. The principal defined benefit pension plans are the U.S. salaried pension plan and the U.K. pension plan. These plans were closed to new participants in 2005, after which defined contribution plans were offered to new employees. The shift to defined contribution plans is expected to continue to reduce volatility of both plan expense and contributions. For additional information, refer to Note 18, Retirement Benefits, to the consolidated financial statements.
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans for the fiscal years ended 30 September:

	2024	2023
Service cost	$20.9	$23.2
Non-service related costs	102.0	86.8
Other	0.9	0.9
Net Periodic Cost	$123.8	$110.9
Net periodic cost was $123.8 and $110.9 in fiscal years 2024 and 2023, respectively. The increased costs from the prior year were primarily attributable to non-service related costs, which were driven by lower expected returns on plan assets due to a smaller beginning of fiscal year balance of plan assets and higher interest cost, partially offset by a decrease in actuarial loss amortization. The net impact of non-service related items are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2024 and 2023 was not material.
The table below summarizes the assumptions used in the calculation of net periodic cost for the fiscal years ended 30 September:

	2024	2023
Weighted average discount rate – Service cost	5.6%	5.1%
Weighted average discount rate – Interest cost	5.7%	5.3%
Weighted average expected rate of return on plan assets	5.3%	5.3%
Weighted average expected rate of compensation increase	3.5%	3.5%
2025 Outlook
In fiscal year 2025, we expect to recognize pension expense of approximately $60 to $70 primarily driven by approximately $40 to $50 of non-service related costs, including higher expected return on plan assets due to a higher beginning balance of plan assets, lower interest cost, and a decrease in actuarial loss amortization.
In fiscal year 2024, we recognized net actuarial gains of $44.6 in other comprehensive income. Actuarial gains and losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets could impact the actuarial gain or loss and resulting amortization in years beyond fiscal year 2025.

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
The table below summarizes the projected benefit obligation, the fair value of plan assets, and the funded status for our U.S. and international plans as of 30 September:

	2024	2023
Projected benefit obligation	$3,951.8	$3,511.2
Fair value of plan assets at end of year	3,907.5	3,433.0
Plan Funded Status	($44.3)	($78.2)
The net unfunded liability of $44.3 as of 30 September 2024 decreased $33.9 from $78.2 as of 30 September 2023, as actual return on plan assets was greater than increases to the projected benefit obligation from actuarial losses due to lower discount rates as well as the interest cost component of the net periodic pension cost.
Company Contributions
Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third-party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During fiscal years 2024 and 2023, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $34.7 and $32.6, respectively.
For fiscal year 2025, cash contributions to defined benefit plans are estimated to be $30 to $40. The estimate is based on expected contributions to certain international plans and anticipated benefit payments for unfunded plans, which are dependent upon the timing of retirements. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors.

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
Depreciable Lives of Plant and Equipment
Plant and equipment, net as of 30 September 2024 totaled $23,370.9, and depreciation expense totaled $1,419.6 during fiscal year 2024. Plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by us, which may be less than its physical life. Assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, obsolescence, technical standards, contract life, market demand, competitive position, raw material availability, and geographic location.
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
Our regional industrial gas segments have numerous long-term customer supply contracts for which we construct an on-site plant on or near the customer’s facility. These contracts typically have initial contract terms of 10 to 20 years. Depreciable lives of the production assets related to long-term supply contracts are generally matched to the contract lives. Extensions to the contract term of supply frequently occur prior to the expiration of the initial term. As contract terms are extended, the depreciable life of the associated production assets is adjusted to match the new contract term, as long as it does not exceed the remaining physical life of the asset.
Our regional industrial gas segments also have contracts for liquid or gaseous bulk supply and, for smaller customers, packaged gases. The depreciable lives of production facilities associated with these contracts are generally 15 years. These depreciable lives have been determined based on historical experience combined with judgment on future assumptions such as technological advances, potential obsolescence, and competitors’ actions.
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

Impairment of Assets
There were no triggering events in fiscal year 2024 that would require impairment testing for any of our asset groups, reporting units that contain goodwill, or indefinite-lived intangibles assets. We completed our annual impairment tests for goodwill and other indefinite-lived intangible assets and concluded there were no indications of impairment. Refer to the “Impairment of Assets” subsections below for additional detail.
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
If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows.
The assumptions underlying the undiscounted future cash flow projections require significant management judgment. Factors that management must estimate include but are not limited to industry and market conditions, sales volume and prices, costs to produce, and inflation. The assumptions underlying the cash flow projections represent management’s best estimates at the time of the impairment review and could include probability weighting of cash flow projections associated with multiple potential future scenarios. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.
In fiscal year 2024, there was no need to test for impairment on any of our asset groupings as no events or changes in circumstances indicated that the carrying amount of our asset groupings may not be recoverable.
Impairment of Assets: Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price, plus the fair value of any noncontrolling interest and previously held equity interest in the acquiree, over the fair value of identifiable net assets of an acquired entity. Goodwill, net was $905.1 as of 30 September 2024. Disclosures related to goodwill are included in Note 12, Goodwill, to the consolidated financial statements.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The tests are done at the reporting unit level, which is defined as being equal to or one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. At the time of our fiscal year 2024 testing, we had five reportable business segments, seven operating segments and 11 reporting units, eight of which included a goodwill balance. Refer to Note 26, Business Segment and Geographic Information, for additional information. Reporting units are primarily based on products and subregions within each reportable segment. The majority of our goodwill is assigned to reporting units within our regional industrial gases segments.

As part of annual goodwill impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances of a reporting unit including but not limited to: business performance, strategy, and outlook; macroeconomic conditions; local market dynamics; cost management; and significant changes in key personnel, customers, operating assets, or product mix. We perform a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we perform a quantitative test, an impairment loss will only be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
In the fourth quarter of fiscal year 2024, we conducted our annual assessment and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
Impairment of Assets: Intangible Assets
Disclosures related to intangible assets other than goodwill are included in Note 13, Intangible Assets, to the consolidated financial statements.
Intangible assets, net with determinable lives as of 30 September 2024 totaled $275.3 and consisted primarily of customer relationships, purchased patents and technology, and land use rights. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See the impairment discussion above under "Impairment of Assets – Plant and Equipment" for a description of how impairment losses are determined.
Indefinite-lived intangible assets as of 30 September 2024 totaled $36.3 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. As part of annual indefinite-lived intangible asset impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. Our evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: business performance, strategy and outlook; macroeconomic conditions; local market dynamics; cost management; and significant changes in key personnel, customers, operating assets, or product mix. We perform a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. If we perform a quantitative test, an impairment loss will only be recognized for the amount by which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the total carrying value of the asset.
In the fourth quarter of fiscal year 2024, we conducted our annual assessment and concluded that it was more likely than not that the fair value of each asset was greater than its carrying value.
Impairment of Assets: Equity Method Investments
Investments in and advances to equity affiliates totaled $4,792.5 as of 30 September 2024. The majority of our equity method investments are ventures with other industrial gas companies. Summarized financial information of our equity affiliates is included in Note 10, Equity Affiliates, to the consolidated financial statements.
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
In fiscal year 2024, there was no need to test any of our equity method investments for impairment as no events or changes in circumstances indicated that the carrying amount of the investments may not be recoverable.

Revenue Recognition: Cost Incurred Input Method
Revenue from sale of equipment contracts is generally recognized over time as we have an enforceable right to payment for performance completed to date and our performance under the contract terms does not create an asset with alternative use. We use a cost incurred input method to recognize revenue by which costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer.
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
Changes in estimates on projects accounted for under the cost incurred input method unfavorably impacted operating income by approximately $175 in fiscal year 2024 and $115 in fiscal year 2023.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As of 30 September 2024, accrued income taxes, including the amount recorded as noncurrent, were $619.3, and our net deferred income tax liability was $1,032.1. Tax liabilities related to uncertain tax positions as of 30 September 2024 were $101.0, excluding interest and penalties. Income tax expense for the fiscal year ended 30 September 2024 was $944.9.
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
A 1% increase or decrease in our effective tax rate may result in a decrease or increase to net income, respectively, of approximately $48.
Disclosures related to income taxes are included in Note 24, Income Taxes, to the consolidated financial statements.
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
Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets, and the rate of compensation increase. Note 18, Retirement Benefits, to the consolidated financial statements includes disclosure of these rates on a weighted-average basis for both the U.S. and international plans. The actuarial models also use assumptions about demographic factors such as retirement age, mortality, and turnover rates. Mortality rates are based on the most recent U.S. and international mortality tables. We believe the actuarial assumptions are reasonable. However, actual results could vary materially from these actuarial assumptions due to economic events and differences in rates of retirement, mortality, and turnover.
One of the assumptions used in the actuarial models is the discount rate used to measure benefit obligations. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. We measure the service cost and interest cost components of pension expense by applying spot rates along the yield curve to the relevant projected cash flows. The rates along the yield curve are used to discount the future cash flows of benefit obligations back to the measurement date. These rates change from year to year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. With respect to impacts on pension benefit obligations, a 50 bp increase or decrease in the discount rate may result in a decrease or increase, respectively, to pension expense of approximately $13 per year.
The expected rate of return on plan assets represents an estimate of the long-term average rate of return to be earned by plan assets reflecting current asset allocations. In determining estimated asset class returns, we take into account historical and future expected long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase or decrease in the estimated rate of return on plan assets may result in a decrease or increase, respectively, to pension expense of approximately $16 per year.
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
Contingencies include those associated with litigation and environmental matters, for which our accounting policy is discussed in Note 1, Basis of Presentation and Major Accounting Policies, to the consolidated financial statements, and details are provided in Note 19, Commitments and Contingencies, to the consolidated financial statements. Significant judgment is required to determine both the probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions to the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or our proportionate share of the liability increases. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our earnings, cash flows, and financial position are exposed to market risks arising from fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.
We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We have established counterparty credit guidelines and generally enter into transactions with financial institutions of investment grade or better, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments and related major accounting policies, refer to Note 1, Basis of Presentation and Major Accounting Policies, and Note 15, Financial Instruments, to the consolidated financial statements. Additionally, we mitigate adverse energy price impacts through our cost pass-through contracts with customers and price increases.
Our derivative and other financial instruments consist of long-term debt, including the current portion and amounts owed to related parties; interest rate swaps; cross currency interest rate swaps; and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the "net financial instrument position" and is disclosed in Note 16, Fair Value Measurements, to the consolidated financial statements. Our net financial instrument position increased from a liability of $8,990.8 at 30 September 2023 to a liability of $13,855.3 at 30 September 2024. The increase was primarily due to the issuance of green senior notes as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
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

Interest Rate Risk
Our debt portfolio as of 30 September 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt. Our debt portfolio as of 30 September 2023, including the effect of currency and interest rate swap agreements, was composed of 80% fixed-rate debt and 20% variable-rate debt.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 September 2024, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,035 and $728 in the net liability position of financial instruments at 30 September 2024 and 2023, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,197 and $845 in the net liability position of financial instruments at 30 September 2024 and 2023, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $19 and $21 of interest incurred per year at 30 September 2024 and 2023, respectively. A 100 bp decline in interest rates would lower interest incurred by $19 and $21 per year at 30 September 2024 and 2023, respectively.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2024 and 2023, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $408 and $308 in the net liability position of financial instruments at 30 September 2024 and 2023, respectively. The increase in sensitivity is primarily due to additional borrowings under the project financing associated with the NEOM Green Hydrogen Project.
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
The majority of our sales are denominated in foreign currencies as they are derived outside the United States. Therefore, financial results will be affected by changes in foreign currency rates. The Chinese Renminbi and the Euro represent the largest exposures in terms of our foreign earnings. We estimate that a 10% reduction in either the Chinese Renminbi or the Euro versus the U.S. Dollar would lower our annual operating income by approximately $55 and $25, respectively.

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
Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2024, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its opinion on the Company’s internal control over financial reporting as of 30 September 2024 as stated in its report which appears herein.

/s/ Seifi Ghasemi	/s/ Melissa N. Schaeffer
Seifi Ghasemi	Melissa N. Schaeffer
Chairman, President, and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
21 November 2024	21 November 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Air Products and Chemicals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated income statements, comprehensive income statements, statements of equity, and statements of cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue Recognition – On-site Customer Contracts – Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
On-site industrial gas customer contracts involve large capital investments to serve customers who require large volumes of gases and have relatively constant demand. The Company builds, owns and operates facilities on or near the customer’s facilities to produce and supply the customer with gases under a long-term arrangement. Typically, these contracts have 15- to 20-year terms and contain fixed monthly charges and/or minimum purchase requirements. Revenue associated with these contracts is generally recognized over time during the period in which the Company delivers or makes available the agreed upon quantity of gases. In addition, certain on-site industrial gas contracts contain complex terms and provisions such as tolling arrangements, minimum payment requirements, pricing provisions, and variable components that are specific to a customer arrangement. These arrangements may require greater judgment in determining when contractual requirements have been met, impacting the timing and amount of revenue to be recorded.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 21, 2024
We have served as the Company's auditor since 2018.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2024	2023	2022
Sales	$12,100.6	$12,600.0	$12,698.6
Cost of sales	8,168.7	8,833.0	9,338.5
Selling and administrative expense	942.4	957.0	900.6
Research and development expense	100.2	105.6	102.9
Gain on sale of business	1,575.6	—	—
Business and asset actions	57.0	244.6	73.7
Other income (expense), net	58.2	34.8	55.9
Operating Income	4,466.1	2,494.6	2,338.8
Equity affiliates' income	647.7	604.3	481.5
Interest expense	218.8	177.5	128.0
Other non-operating income (expense), net	(73.8)	(39.0)	62.4
Income From Continuing Operations Before Taxes	4,821.2	2,882.4	2,754.7
Income tax provision	944.9	551.2	500.8
Income From Continuing Operations	3,876.3	2,331.2	2,253.9
(Loss) Income from discontinued operations, net of tax	(13.9)	7.4	12.6
Net Income	3,862.4	2,338.6	2,266.5
Net income attributable to noncontrolling interests of continuing operations	34.2	38.4	10.4
Net Income Attributable to Air Products	$3,828.2	$2,300.2	$2,256.1

Net Income Attributable to Air Products
Net income from continuing operations	$3,842.1	$2,292.8	$2,243.5
Net (loss) income from discontinued operations	(13.9)	7.4	12.6
Net Income Attributable to Air Products	$3,828.2	$2,300.2	$2,256.1

Per Share Data(A) (U.S. Dollars per share)
Basic EPS from continuing operations	$17.27	$10.31	$10.11
Basic EPS from discontinued operations	(0.06)	0.03	0.06
Basic EPS Attributable to Air Products	$17.21	$10.35	$10.16
Diluted EPS from continuing operations	$17.24	$10.30	$10.08
Diluted EPS from discontinued operations	(0.06)	0.03	0.06
Diluted EPS Attributable to Air Products	$17.18	$10.33	$10.14

Weighted Average Common Shares (in millions)
Basic	222.5	222.3	222.0
Diluted	222.8	222.7	222.5
(A)Earnings per share ("EPS") is calculated independently for each component and may not sum to total EPS due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2024	2023	2022
Net Income	$3,862.4	$2,338.6	$2,266.5
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($33.0), ($32.8), and $71.2	381.5	151.1	(1,230.5)
Net (loss) gain on derivatives, net of tax of $10.7, $48.6, and ($63.9)	(159.5)	369.2	(120.3)
Pension and postretirement benefits, net of tax of $9.6, ($2.9), and ($33.4)	32.0	(8.9)	(112.2)
Reclassification adjustments:
Currency translation adjustment	(1.5)	(0.3)	7.3
Derivatives, net of tax of ($9.7), ($13.6), and $30.3	(33.7)	(43.9)	91.4
Pension and postretirement benefits, net of tax of $18.1, $17.5, and $21.8	55.9	53.8	64.8
Total Other Comprehensive Income (Loss)	274.7	521.0	(1,299.5)
Comprehensive Income	4,137.1	2,859.6	967.0
Net Income Attributable to Noncontrolling Interests	34.2	38.4	10.4
Other Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(147.0)	184.3	(29.3)
Comprehensive Income Attributable to Air Products	$4,249.9	$2,636.9	$985.9
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2024	2023
Assets
Current Assets
Cash and cash items	$2,979.7	$1,617.0
Short-term investments	5.0	332.2
Trade receivables, net	1,821.6	1,700.4
Inventories	766.0	651.8
Prepaid expenses	179.9	177.0
Other receivables and current assets	610.8	722.1
Total Current Assets	$6,363.0	$5,200.5
Investment in net assets of and advances to equity affiliates	4,792.5	4,617.8
Plant and equipment, net	23,370.9	17,472.1
Goodwill, net	905.1	861.7
Intangible assets, net	311.6	334.6
Operating lease right-of-use assets, net	1,047.7	974.0
Noncurrent lease receivables	392.1	494.7
Financing receivables	1,220.2	817.2
Other noncurrent assets	1,171.5	1,229.9
Total Noncurrent Assets	$33,211.6	$26,802.0
Total Assets(A)	$39,574.6	$32,002.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,926.2	$2,890.1
Accrued income taxes	558.5	131.2
Short-term borrowings	83.5	259.5
Current portion of long-term debt	611.4	615.0
Total Current Liabilities	$4,179.6	$3,895.8
Long-term debt	13,428.6	9,280.6
Long-term debt – related party	104.4	150.7
Noncurrent operating lease liabilities	677.9	631.1
Other noncurrent liabilities	1,350.5	1,118.0
Deferred income taxes	1,159.9	1,266.0
Total Noncurrent Liabilities	$16,721.3	$12,446.4
Total Liabilities(A)	$20,900.9	$16,342.2
Commitments and Contingencies - See Note 19
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2024 and 2023 - 249,455,584 shares)	$249.4	$249.4
Capital in excess of par value	1,253.2	1,190.5
Retained earnings	19,545.7	17,289.7
Accumulated other comprehensive loss	(2,027.7)	(2,449.4)
Treasury stock, at cost (2024 - 27,083,166 shares; 2023 - 27,255,739 shares)	(1,984.1)	(1,967.3)
Total Air Products Shareholders' Equity	$17,036.5	$14,312.9
Noncontrolling Interests(A)	1,637.2	1,347.4
Total Equity	$18,673.7	$15,660.3
Total Liabilities and Equity	$39,574.6	$32,002.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $4,393.9 and $2,256.8 as of 30 September 2024 and 30 September 2023, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $3,473.4 and $1,461.1 as of 30 September 2024 and 30 September 2023, respectively. Refer to Note 3, Variable Interest Entities, for additional information.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2024	2023	2022
Operating Activities
Net income	$3,862.4	$2,338.6	$2,266.5
Less: Net income attributable to noncontrolling interests of continuing operations	34.2	38.4	10.4
Net income attributable to Air Products	3,828.2	2,300.2	2,256.1
Net loss (income) from discontinued operations	13.9	(7.4)	(12.6)
Net income from continuing operations attributable to Air Products	3,842.1	2,292.8	2,243.5
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,451.1	1,358.3	1,338.2
Deferred income taxes	(69.3)	(24.7)	32.3
Gain on sale of business	(1,575.6)	—	—
Business and asset actions	57.0	244.6	73.7
Undistributed earnings to equity method investments	(206.0)	(261.2)	(214.7)
Gain on sale of assets and investments	(31.4)	(15.8)	(24.1)
Share-based compensation	61.8	59.9	48.4
Noncurrent lease receivables	116.2	79.6	94.0
Other adjustments	183.8	(103.0)	(304.9)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(111.0)	130.7	(475.2)
Inventories	(137.8)	(129.4)	(94.3)
Other receivables	34.4	(93.8)	(1.8)
Payables and accrued liabilities	(338.7)	(213.3)	532.5
Other working capital	370.1	(119.0)	(77.0)
Cash Provided by Operating Activities	3,646.7	3,205.7	3,170.6
Investing Activities
Additions to plant and equipment, including long-term deposits	(6,796.7)	(4,626.4)	(2,926.5)
Acquisitions, less cash acquired	—	—	(65.1)
Investment in and advances to unconsolidated affiliates	—	(912.0)	(1,658.4)
Investment in financing receivables	(403.0)	(665.1)	—
Proceeds from sale of assets and investments	1,878.8	25.4	46.2
Purchases of investments	(141.4)	(640.1)	(1,637.8)
Proceeds from investments	470.7	897.0	2,377.4
Other investing activities	72.4	4.8	7.0
Cash Used for Investing Activities	(4,919.2)	(5,916.4)	(3,857.2)
Financing Activities
Long-term debt proceeds	4,678.3	3,516.2	766.2
Payments on long-term debt	(486.2)	(615.4)	(400.0)
(Decrease) Increase in commercial paper and short-term borrowings	(289.9)	268.2	17.9
Dividends paid to shareholders	(1,564.9)	(1,496.6)	(1,383.3)
Proceeds from stock option exercises	7.9	24.0	19.3
Investments by noncontrolling interests	428.5	234.9	21.0
Distributions to noncontrolling interests	(25.8)	(115.9)	(4.8)
Other financing activities	(132.5)	(205.8)	(36.9)
Cash Provided by (Used for) Financing Activities	2,615.4	1,609.6	(1,000.6)
Discontinued Operations
Cash provided by operating activities	—	0.6	59.6
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—
Cash Provided by Discontinued Operations	—	0.6	59.6
Effect of Exchange Rate Changes on Cash	19.8	6.5	(130.3)
Increase (Decrease) in cash and cash items	1,362.7	(1,094.0)	(1,757.9)
Cash and cash items – Beginning of year	1,617.0	2,711.0	4,468.9
Cash and Cash Items – End of Period	$2,979.7	$1,617.0	$2,711.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2021	$249.4	$1,115.8	$15,678.3	($1,515.9)	($1,987.9)	$13,539.7	$548.3	$14,088.0
Net income	—	—	2,256.1	—	—	2,256.1	10.4	2,266.5
Other comprehensive loss	—	—	—	(1,270.2)	—	(1,270.2)	(29.3)	(1,299.5)
Dividends on common stock ($6.36 per share)	—	—	(1,410.6)	—	—	(1,410.6)	—	(1,410.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	46.0	—	—	—	46.0	—	46.0
Issuance of treasury shares for stock option and award plans	—	(20.9)	—	—	6.9	(14.0)	—	(14.0)
Investments by noncontrolling interests	—	—	—	—	—	—	33.0	33.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other equity transactions	—	0.5	(3.5)	—	—	(3.0)	2.7	(0.3)
Balance as of 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	2,300.2	—	—	2,300.2	38.4	2,338.6
Other comprehensive income	—	—	—	336.7	—	336.7	184.3	521.0
Dividends on common stock ($6.87 per share)	—	—	(1,526.2)	—	—	(1,526.2)	—	(1,526.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(115.9)	(115.9)
Share-based compensation	—	54.6	—	—	—	54.6	—	54.6
Issuance of treasury shares for stock option and award plans	—	(6.1)	—	—	13.7	7.6	—	7.6
Investments by noncontrolling interests (A)	—	—	—	—	—	—	682.2	682.2
Other equity transactions	—	0.6	(4.6)	—	—	(4.0)	—	(4.0)
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	3,828.2	—	—	3,828.2	34.2	3,862.4
Other comprehensive income (loss)	—	—	—	421.7	—	421.7	(147.0)	274.7
Dividends on common stock ($7.06 per share)	—	—	(1,569.7)	—	—	(1,569.7)	—	(1,569.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(25.4)	(25.4)
Share-based compensation	—	58.3	—	—	—	58.3	—	58.3
Issuance of treasury shares for stock option and award plans	—	3.9	—	—	(16.8)	(12.9)	—	(12.9)
Investments by noncontrolling interests	—	—	—	—	—	—	428.5	428.5
Other equity transactions	—	0.5	(2.5)	—	—	(2.0)	(0.5)	(2.5)
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
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
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation originally founded in 1940, is a global industrial gases company that has built a reputation for its innovative culture, operational excellence, and commitment to safety and the environment. Focused on serving energy, environmental, and emerging markets, we are committed to generating a cleaner future by offering products and services that enable our customers to improve their environmental performance, product quality, and productivity.
With sustainability at its core, our two-pillar growth strategy includes the optimization and growth of our core industrial gases business while developing, engineering, building, owning, and operating some of the world’s largest clean hydrogen projects that will advance the transition to low- and zero-carbon energy in the industrial and heavy-duty transportation sectors. Our regional industrial gases business provides essential gases, related equipment, and applications expertise to customers in dozens of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food. Through our sale of equipment businesses, we also provide turbomachinery, membrane systems, and cryogenic containers globally.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. The discussion that follows is based on these operations. Refer to Note 26, Business Segment and Geographic Information, for additional information.
Our results of operations for the periods presented in this Annual Report on Form 10-K include the results of our former liquefied natural gas process technology and equipment business, which we sold to Honeywell International Inc. on 30 September 2024. This divestiture, which does not qualify for presentation as a discontinued operation, reflects our commitment to our industrial gases and clean hydrogen growth strategy. Refer to Note 4, Gain on Sale of Business, for additional information.
Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Air Products and Chemicals, Inc. and those of its controlled subsidiaries. The notes that follow are an integral part of our consolidated financial statements. These notes, unless otherwise indicated, are presented on a continuing operations basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior year information has been reclassified to conform to the fiscal year 2024 presentation.
Discontinued Operations
The results of operations and cash flows for our discontinued operations have been segregated from the results of continuing operations and segment results. The comprehensive income related to discontinued operations has not been segregated and is included in the consolidated comprehensive income statements. There were no assets and liabilities presented as discontinued operations on our consolidated balance sheets. Refer to Note 8, Discontinued Operations, for additional information.
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
We account for a VIE for which we exercise significant influence but are not the primary beneficiary, such as the Jazan Integrated Gasification and Power Company joint venture, as an equity method investment. For additional information on this joint venture, refer to Note 10, Equity Affiliates.
Revenue Recognition
We recognize revenue when or as performance obligations are satisfied, which occurs when control is transferred to the customer. We determine the transaction price of our contracts based on the amount of consideration to which we expect to be entitled to receive in exchange for the goods or services provided. Our contracts within the scope of revenue guidance do not contain payment terms that include a significant financing component. Consistent with industry business practice, we generally do not accept sales returns or provide return allowances.
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
For additional information, refer to Note 7, Revenue Recognition.
Cost of Sales
Cost of sales predominantly represents the cost of tangible products sold. These costs include labor, raw materials, plant engineering, power, depreciation, production supplies and materials packaging costs, and maintenance costs. Costs incurred for shipping and handling are also included in cost of sales.
Depreciation
Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in Note 11, Plant and Equipment, net.

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
Fair Value Measurements
We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. For example, fair value is used in the initial measurement of assets and liabilities acquired in a business combination; on a recurring basis in the measurement of derivative financial instruments; and on a nonrecurring basis when long-lived assets are written down to fair value when held for sale or determined to be impaired. Refer to Note 16, Fair Value Measurements, and Note 18, Retirement Benefits, for information on the methods and assumptions used in our fair value measurements.
Financial Instruments
We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The types of derivative financial instruments permitted for such risk management programs are specified in policies set by management. Refer to Note 15, Financial Instruments, for further detail on the types and use of derivative instruments into which we enter.
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
In addition, foreign currency forward points and currency swap basis differences that are excluded from the assessment of hedge effectiveness of our cash flow hedges of intercompany loans (“excluded components”) are recorded within “Other non-operating income (expense), net" on a straight-line basis. Excluded components were expenses of $31.4, $25.1, and $23.2 in fiscal years 2024, 2023, and 2022, respectively.
Government Assistance
We receive various types of government assistance, primarily in the form of grants or refundable tax credits. Government assistance is recognized when there is reasonable assurance that we have complied with relevant conditions and the assistance will be received. Government assistance is recognized in the consolidated income statements on a systematic basis over the periods in which we recognize the related costs for which the government assistance is intended to compensate. Government assistance related to assets is included in the balance sheet as a reduction of the cost of the asset and results in reduced depreciation expense over the useful life of the asset. Government assistance that relates to expenses is recognized in the income statement as a reduction of the related expense or as a component of other income (expense), net. Government assistance did not have a material impact on our consolidated financial statements for the periods presented in this Annual Report on Form 10-K.
Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve our property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $27.0, $24.9, and $22.3 in fiscal years 2024, 2023, and 2022, respectively. In addition, during the fourth quarter of fiscal year 2024, we recorded a pre-tax expense of $19.4 in results from discontinued operations to increase our existing liability for retained environmental remediation obligations associated with the sale of our former Amines business in September 2006. Refer to the "Pace" discussion within Note 19, Commitments and Contingencies, for additional information.

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
Due to inherent uncertainties involved in evaluating environmental exposures, actual costs to be incurred at identified sites in future periods may vary from the estimates. Refer to Note 19, Commitments and Contingencies, for additional information on our environmental loss contingencies.
The accruals for environmental liabilities are reflected in the consolidated balance sheets, primarily as part of other noncurrent liabilities.
Litigation
In the normal course of business, we are involved in legal proceedings. We accrue a liability for such matters when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency includes estimates of potential damages and other directly related costs expected to be incurred. Refer to Note 19, Commitments and Contingencies, for additional information on our current legal proceedings.
Share-Based Compensation
We expense the grant-date fair value of our share-based awards over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. Refer to Note 21, Share-Based Compensation, for additional information regarding our awards, including the models and assumptions used to determine their grant-date fair value.
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
For additional information regarding our income taxes, refer to Note 24, Income Taxes.

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
Additionally, during the third quarter of fiscal year 2024, we discontinued cash flow hedge accounting for certain interest rate swaps associated with financing for the NEOM Green Hydrogen Project. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" until the instruments re-qualify for cash flow hedge accounting. Refer to Note 3, Variable Interest Entities, and Note 15, Financial Instruments, for additional information.
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
We assess allowances for credit losses on our trade receivable, lease receivable, and financing receivable portfolios. Allowances are evaluated by portfolio on a collective basis where similar characteristics exist. A provision for customer defaults is made on a general formula basis as the risk of some default is expected but cannot yet be associated with specific customers. The assessment of the likelihood of default is based on various factors, including the length of time the receivables are past due, historical experience, existing economic conditions, and forward-looking information. When we identify specific customers with known collectability issues, the assessment for credit losses is performed on an individual basis, considering current and forward-looking information of the customer. We also consider variables that may mitigate the inherent credit risk of a particular transaction, such as the estimated fair value of the collateral, whether by use or sale.
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

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses. Changes to the carrying amount of the allowance for credit losses on trade receivables are summarized below:

Balance at 30 September 2021	$25.1
Provision for credit losses	7.5
Write-offs charged against the allowance	(7.9)
Currency translation and other	(0.6)
Balance at 30 September 2022	$24.1
Provision for credit losses	8.2
Write-offs charged against the allowance	(7.9)
Currency translation and other	(1.5)
Balance at 30 September 2023	$22.9
Provision for credit losses	10.7
Write-offs charged against the allowance	(8.5)
Currency translation and other	1.2
Balance at 30 September 2024	$26.3
In addition, our lease receivables and financing receivables are presented net of allowances for credit losses. As of 30 September 2024 and 2023, the allowance for credit losses on lease receivables and financing receivables were not material.
Inventories
We carry inventory that is comprised of finished goods, work-in-process, raw materials and supplies. Refer to Note 9, Inventories, for further detail.
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
Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income. Refer to Note 11, Plant and Equipment, net, for further detail.
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
There have been no new arrangements that qualified as a lease for which we are the lessor in fiscal year 2024.
Financing Receivables
Some of our acquisitions include terms that provide the seller with both the right to receive all output from the acquired asset for an agreed upon term as well as the right to reacquire the asset at a future date. In these instances, we evaluate the contract terms to determine whether we have obtained control of the underlying asset, or the transaction qualifies as a financing arrangement. For transactions that qualify as financing arrangements, we record our investment as a financing receivable, net of any allowances for credit losses, on our consolidated balance sheets. We then recognize a portion of the payments received as a reduction to the financing receivable. Related interest income is presented within “Sales” on our consolidated income statements with revenue received to operate the plant. Accrued interest is presented within trade receivables, net and was not material as of 30 September 2024 and 2023.
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
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is measured using discounted estimated cash flows and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our asset retirement obligations are primarily associated with on-site long-term supply contracts under which we have built a facility on land owned by the customer and are obligated to remove the facility at the end of the contract term. Refer to Note 19, Commitments and Contingencies, for further detail.
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
Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Refer to Note 12, Goodwill, for further detail.

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
Customer relationships are generally amortized over periods of five to 25 years. Purchased patents and technology and other finite-lived intangibles are generally amortized over periods of five to 15 years. Other intangibles includes certain land use rights, which are generally amortized over a period of 50 years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. Refer to Note 13, Intangible Assets, for further detail.
Retirement Benefits
Our retirement benefit plans are discussed in Note 18, Retirement Benefits. The cost of benefits we contribute to defined contribution plans is recognized in the year earned. The cost of benefits under our defined benefit and other post-retirement plans is generally recognized over the employees’ service period. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized systematically over subsequent periods.
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
Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured non-recourse project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional non-recourse credit facilities totaling approximately $500 primarily for working capital needs. Under the financing, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided on page 78.
NGHC completed its first drawdown on the project financing in July 2023. As of 30 September 2024 and 2023, total principal borrowings were $3,323.4 and $1,364.8, respectively. The balance as of 30 September 2024 includes short-term borrowings of $51.6 from a 6.21% variable rate Saudi Riyal facility. The remaining borrowings include the long-term facilities below, which are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets.

30 September	Fiscal Year Maturities	2024	2023
Payable in U.S. Dollars
U.S. Dollar variable-rate facilities 6.17%(A)	2027 to 2053	$1,945.2	$1,094.9
U.S. Dollar variable-rate facility 5.82%(A)	2027 to 2041	345.5	—
U.S. Dollar stated-rate facility 5.00%	2027 to 2053	245.9	138.5
Total Payable in U.S. Dollars		$2,536.6	$1,233.4
Payable in Other Currencies
Saudi Riyal Loan Facility variable-rate 6.69%(B)	2025 to 2027	—	131.4
Saudi Riyal Loan Facility stated-rate facility 2.00%	2028 to 2041	735.2	—
Total Principal Amount		$3,271.8	$1,364.8
Less: Unamortized discount and debt issuance costs(C)		218.5	90.4
Total NGHC Long-term Debt		$3,053.3	$1,274.4
(A)Reflects a daily compounded SOFR as of 30 September 2024 plus an annual margin of 1.31% and 0.96%, respectively. These rates do not include the impact of our floating-to-fixed interest rate swaps, which result in an overall lower interest rate for the borrowings. Additional information is provided below.
(B)Based on the Saudi Arabian Interbank Offered Rate ("SAIBOR") plus an annual margin of 0.80%.
(C)Our consolidated balance sheets as of 30 September 2024 and 2023 also included $4.6 and $58.8, respectively, for remaining project financing fees that were eligible for deferral as a noncurrent asset. Once additional borrowings are drawn, the unamortized balance is reclassified as an offset to the outstanding debt.
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge the long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" on our consolidated income statements. For the fiscal year ended 30 September 2024, unrealized losses were $16.3 ($4.3 attributable to Air Products after tax). Unrealized losses attributable to our noncontrolling partners were $10.6. Refer to Note 15, Financial Instruments, for additional information.
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

NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

30 September	2024	2023
Assets
Cash and cash items	$34.5	$78.2
Trade receivables, net	6.7	—
Prepaid expenses	31.2	21.4
Other receivables and current assets	120.6	181.6
Total current assets	$193.0	$281.2
Plant and equipment, net	3,929.9	1,396.1
Operating lease right-of-use assets, net	233.9	228.9
Other noncurrent assets	37.1	350.6
Total noncurrent assets	$4,200.9	$1,975.6
Total assets	$4,393.9	$2,256.8
Liabilities
Payables and accrued liabilities	$308.4	$141.0
Accrued income taxes	2.0	0.6
Short-term borrowings	51.6	—
Total current liabilities	$362.0	$141.6
Long-term debt	3,053.3	1,274.4
Noncurrent operating lease liabilities	24.5	18.9
Other noncurrent liabilities	30.4	2.1
Deferred income taxes	3.2	24.1
Total noncurrent liabilities	$3,111.4	$1,319.5
Total liabilities	$3,473.4	$1,461.1
Equity
Accumulated other comprehensive income	$13.8	$77.7
Noncontrolling interests	937.6	723.6

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
We determined JIGPC is a VIE for which we exercise significant influence but are not the primary beneficiary as we do not have the power to direct the activities that are most significant to its economic performance. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Accordingly, we account for our 55% investment, which includes 4% that is attributable to the noncontrolling partner of APQ, under the equity method within the Middle East and India segment. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $2,871.2 and $2,862.2 as of 30 September 2024 and 30 September 2023, respectively. Our loss exposure is limited to our investment in the joint venture.

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
World Energy
In November 2023, we finalized an agreement to purchase a sustainable aviation fuel (“SAF”) facility in Paramount, California from World Energy. We determined the acquisition contains an embedded sales-type lease. As a result, we are accounting for the transaction as a financing arrangement and recorded a financing receivable, which had a carrying value of approximately $300 as of 30 September 2024.
At the time of acquisition, we entered into a Master Project Agreement (“MPA”) containing terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. The MPA includes a tolling arrangement whereby we will receive feedstock from and produce renewable fuels for World Energy over a term that will conclude 15 years after onstream of the expansion project with the option to renew for two five-year terms. The SAF expansion project is currently on hold pending receipt of permits.
During the first quarter of fiscal year 2024, we determined that World Energy is a VIE and our financing receivable represents a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers. As of 30 September 2024, our maximum exposure to loss is approximately $2 billion. This includes project-related spending of approximately $1.5 billion, of which $1.2 billion is capitalized within “Plant and equipment, net” and $330 is deferred within "Other noncurrent assets", and approximately $215 for open purchase commitments, all of which relate to the SAF expansion project. Our exposure also includes the financing receivable of $300 discussed above, which we begin to collect at the onstream of the expansion project, as well as related accrued interest, which accrues monthly. Accrued interest was not material as of 30 September 2024.
4. GAIN ON SALE OF BUSINESS
On 30 September 2024, we completed the sale of our liquefied natural gas ("LNG") process technology and equipment business to Honeywell International Inc. for approximately $1.8 billion in an all-cash transaction. This divestiture reflects our commitment to our industrial gases and clean hydrogen growth strategy. As a result of the transaction, we recorded a gain of $1,575.6 during the fourth quarter of fiscal year 2024 that is reflected within "Gain on sale of business" on our consolidated income statements ($1,198.4 after tax). This gain was not recorded in segment results.
The LNG business does not qualify for presentation as a discontinued operation because the disposal does not represent a strategic shift that has had or will have a major effect on our operations and financial results. The LNG business generated operating income for our Corporate and other segment of approximately $135, $120, and $95 in fiscal years 2024, 2023, and 2022, respectively.

5. BUSINESS AND ASSET ACTIONS
Our consolidated income statements reflect charges for strategic business and asset actions intended to optimize costs and focus resources on our growth projects. As further discussed below, charges for business and asset actions were $57.0 ($43.8 after tax), $244.6 ($204.9 attributable to Air Products after tax), and $73.7 ($61.0 after tax) in fiscal years 2024, 2023, and 2022, respectively. These charges were not recorded in segment results.
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
The table below reconciles these charges to the carrying amount of the remaining accrual for unpaid benefits as of 30 September 2024. This balance primarily relates to the additional actions identified during the second quarter of fiscal year 2024. We expect to pay the majority of the remaining benefits over the next six months.

Third quarter fiscal year 2023 charge	$27.0
Cash payments	(6.8)
Currency translation adjustment	(0.4)
Amount accrued as of 30 September 2023(A)	$19.8
Second quarter fiscal year 2024 charge	57.0
Cash payments	(43.6)
Currency translation adjustment	0.8
Amount accrued as of 30 September 2024(A)	$34.0
(A) Reflected within "Payables and accrued liabilities" on our consolidated balance sheets.
Asset Actions
In fiscal year 2023, we recorded a noncash charge of $217.6 to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments. The assets written off included those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country. Of the charge, $5.0 was attributable to a noncontrolling partner. Also as a result of the invasion, we divested our small industrial gas business in Russia in fiscal year 2022 and recorded a noncash charge of $73.7 that included transaction costs and cumulative currency translation losses. Prior to the divestiture, this business was reflected in our Europe segment.
6.  ACQUISITION
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
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our progress payments of approximately $920, of which $120 was paid during fiscal year 2024, are reflected within "Financing receivables" on our consolidated balance sheet as of 30 September 2024.

7. REVENUE RECOGNITION
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
Regional Industrial Gases
Our regional industrial gases businesses produce and sell atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air) and process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, syngas, and specialty gases. We distribute gases to our sale of gas customers through different supply modes depending on various factors including the customer's volume requirements and location. Our supply modes are as follows:
•On-site Gases—Supply mode associated with customers who require large volumes of gases and have relatively constant demand. Gases are produced and supplied by large facilities that we construct or acquire on or near the customers’ facilities or by pipeline systems from centrally located production facilities. These arrangements are generally governed by 15- to 20-year sale of gas contracts. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), typically via a 10- to 15-year sale of gas contract. The contracts within this supply mode generally contain fixed monthly charges and/or minimum purchase requirements with price escalation provisions that are typically based on external indices. Revenue associated with this supply mode is generally recognized over time during the period in which we deliver or make available the agreed upon quantity of goods.
•Merchant Gases—Supply mode for liquid bulk and packaged gas products. Liquid bulk product is delivered in bulk in either liquid or gaseous form by tanker or tube trailer and is stored, usually in its liquid state, in equipment that we typically design and install at the customer’s site for vaporizing into a gaseous state as needed. Packaged gases customers receive small quantities of product delivered in either cylinders or dewars. Both liquid bulk and packaged gases sales do not contain minimum purchase requirements as they are governed by contracts and/or purchase orders that are based on the customer's requirements. These contracts contain stated terms that are generally five years or less. Performance obligations associated with this supply mode are satisfied at a point in time when the customer receives and obtains control of the product, which generally occurs upon delivery.
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

Equipment
We design and manufacture equipment for air separation, hydrocarbon recovery and purification, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment includes activity related to the sale of cryogenic and gas processing equipment. Through the end of fiscal year 2024, this segment also reflected sales of natural gas liquefaction equipment associated with the liquefied natural gas process technology and equipment business that was divested on 30 September 2024.
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
Since our contracts are generally comprised of a single performance obligation, contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. In addition, changes in estimates on projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project estimates that unfavorably impacted operating income by approximately $175, $115, and $30 in fiscal years 2024, 2023, and 2022, respectively.
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2024
On-site	$2,844.4	$2,066.4	$910.5	$71.4	$—	$5,892.7	49%
Merchant	2,195.7	1,157.9	1,912.9	63.0	—	5,329.5	44%
Sale of equipment	—	—	—	—	878.4	878.4	7%
Total	$5,040.1	$3,224.3	$2,823.4	$134.4	$878.4	$12,100.6	100%

2023
On-site	$3,143.9	$1,923.0	$1,036.6	$75.7	$—	$6,179.2	49%
Merchant	2,225.4	1,293.1	1,926.5	86.8	—	5,531.8	44%
Sale of equipment	—	—	—	—	889.0	889.0	7%
Total	$5,369.3	$3,216.1	$2,963.1	$162.5	$889.0	$12,600.0	100%

2022
On-site	$3,423.1	$1,833.9	$1,298.2	$77.9	$—	$6,633.1	52%
Merchant	1,945.8	1,309.4	1,787.9	51.6	—	5,094.7	40%
Sale of equipment	—	—	—	—	970.8	970.8	8%
Total	$5,368.9	$3,143.3	$3,086.1	$129.5	$970.8	$12,698.6	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales in fiscal year 2024 and less than 1% of our total consolidated sales in fiscal years 2023 and 2022.

Remaining Performance Obligations
As of 30 September 2024, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

30 September	Balance Sheet Location	2024	2023
Assets
Contract assets – current	Other receivables and current assets	$76.2	$124.7
Contract fulfillment costs – current	Other receivables and current assets	103.7	89.0
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$240.0	$413.0
Contract liabilities – noncurrent	Other noncurrent liabilities	290.0	136.9

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
Costs to obtain a contract, or "contract acquisition costs," are capitalized at the time we establish a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 September 2024 and 2023 were not material.
Contract liabilities include advanced payments or right to consideration prior to performance under the contract and are recognized as revenue when or as we perform. Increases to our contract liabilities primarily relate to new sale of equipment projects as balances associated with our sale of gas contracts are generally related to fixed charges and are relatively consistent period over period. During the fiscal year ended 30 September 2024, we recognized sales of approximately $335.0 associated with sale of equipment contracts that were included within our contract liabilities balance as of 30 September 2023. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.

8.  DISCONTINUED OPERATIONS
During the fourth quarter of fiscal year 2024, we recorded a pre-tax loss from discontinued operations of $19.4 ($13.9 after tax) to increase our existing liability for retained environmental remediation obligations associated with the sale of our former Amines business in September 2006. Refer to the "Pace" discussion within Note 19, Commitments and Contingencies, for additional information. The loss did not have an impact on our statement of cash flows for the fiscal year ended 30 September 2024.
In fiscal year 2023, income from discontinued operations, net of tax, of $7.4 primarily resulted from a net tax benefit recorded in the fourth quarter upon release of tax liabilities for uncertain tax positions taken with respect to the sale of our former Performance Materials Division ("PMD"), which was completed in 2017. Additionally, our consolidated statement of cash flows for the fiscal year ended 30 September 2023 reflected cash provided by operating activities of discontinued operations of $0.6 from income tax refunds associated with the sale.
In fiscal year 2022, income from discontinued operations, net of tax, of $12.6 primarily resulted from a net tax benefit recorded in the fourth quarter upon release of tax liabilities for uncertain tax positions taken with respect to the sale of PMD. Additionally, our consolidated statement of cash flows for the fiscal year ended 30 September 2022 reflected cash provided by operating activities of discontinued operations of $59.6 primarily from income tax refunds associated with the sale.
9.  INVENTORIES
The components of inventories are as follows:

30 September	2024	2023
Finished goods	$210.2	$211.6
Work in process	42.2	28.4
Raw materials, supplies, and other	513.6	411.8
Inventories	$766.0	$651.8
10. EQUITY AFFILIATES
"Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets were $4,792.5 and $4,617.8 as of 30 September 2024 and 2023, respectively. Substantially all our equity method investments are foreign affiliates.
As of 30 September 2024, our equity affiliates and related ownership percentages were as follows:

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
Dividends and other distributions received from equity affiliates were $441.7, $344.3, and $285.1 in fiscal years 2024, 2023, and 2022, respectively.
As of 30 September 2024 and 2023, the amount of investment in companies accounted for by the equity method included equity method goodwill of $38.7 and $41.3, respectively.

Summarized Financial Information
The summarized financial information presented below is on a combined 100% basis and has been compiled based on the financial statements of our equity affiliates.

30 September		2024	2023
Current assets		$3,197.2	$3,097.1
Noncurrent assets		14,719.8	14,468.2
Current liabilities		1,138.3	1,145.7
Noncurrent liabilities		11,690.4	11,934.0

Fiscal Year Ended 30 September	2024	2023	2022
Net sales(A)	$5,666.4	$5,192.9	$4,124.4
Gross profit	2,722.0	2,465.5	1,894.0
Operating income	2,149.3	1,847.4	1,320.1
Net income	1,209.5	1,062.9	895.1
(A)Includes financing revenue of $1,128.6, $1,011.3, and $674.6 in fiscal years 2024, 2023, and 2022, respectively. Financing revenue primarily relates to the JIGPC joint venture discussed below.
Investment in JIGPC
During the first quarter of fiscal year 2022, we made an initial investment of $1.6 billion to acquire a 55% ownership interest in the JIGPC joint venture, of which 4% is attributable to the noncontrolling partner of APQ. During the second quarter of fiscal year 2023, we completed a second investment of $908, which did not change our ownership interest. Our investments were executed to align with the timing of the joint venture's purchase of project assets. The amounts invested included approximately $130 and $73 received from the noncontrolling partner of APQ for the first and second investment, respectively. The carrying value of our investment in JIGPC, including amounts attributable to noncontrolling interests, totaled $2,871.2 and $2,862.2 as of 30 September 2024 and 2023, respectively.
We determined JIGPC is a VIE for which we have an equity interest and exercise significant influence but are not the primary beneficiary. Refer to Note 3, Variable Interest Entities, for additional information.
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

11. PLANT AND EQUIPMENT, NET
The major classes of plant and equipment are as follows:

30 September	Useful life	2024	2023
Land		$312.1	$320.8
Buildings	30 years	1,730.7	1,543.7
Production facilities(A)	10-20 years	21,245.2	19,593.1
Distribution and other machinery and equipment(B)	5-25 years	5,472.7	5,129.6
Construction in progress		11,190.2	6,159.1
Plant and equipment, at cost		$39,950.9	$32,746.3
Less: Accumulated depreciation		16,580.0	15,274.2
Plant and equipment, net		$23,370.9	$17,472.1
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
Depreciation expense was $1,419.6, $1,325.8, and $1,302.7 in fiscal years 2024, 2023, and 2022, respectively.
12.  GOODWILL
Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2022	$143.2	$172.7	$457.5	$15.8	$33.8	$823.0
Currency translation and other	3.4	(0.8)	36.0	—	0.1	38.7
Goodwill, net as of 30 September 2023	$146.6	$171.9	$493.5	$15.8	$33.9	$861.7
Currency translation and other	(0.3)	2.8	40.8	—	0.1	43.4
Goodwill, net as of 30 September 2024	$146.3	$174.7	$534.3	$15.8	$34.0	$905.1

30 September	2024	2023	2022
Goodwill, gross	$1,199.8	$1,158.4	$1,096.0
Accumulated impairment losses(A)	(294.7)	(296.7)	(273.0)
Goodwill, net	$905.1	$861.7	$823.0
(A)Accumulated impairment losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment and include the impact of currency translation.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The impairment test for goodwill involves an optional assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If qualitative factors alone are not sufficient to support this conclusion, we perform quantitative testing that involves calculating the fair value of each reporting unit. If the fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. During the fourth quarter of fiscal year 2024, we conducted our annual goodwill impairment test and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.

13.  INTANGIBLE ASSETS
The table below summarizes the major classes of our intangible assets:

	2024			2023
30 September	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Finite-lived:
Customer relationships	$524.9	($298.2)	$226.7	$507.3	($262.2)	$245.1
Patents and technology	32.9	(20.7)	12.2	41.1	(26.7)	14.4
Other	69.3	(32.9)	36.4	76.7	(38.7)	38.0
Total finite-lived intangible assets	$627.1	($351.8)	$275.3	$625.1	($327.6)	$297.5
Indefinite-lived:
Trade names and trademarks	46.2	(9.9)	36.3	47.2	(10.1)	37.1
Total intangible assets	$673.3	($361.7)	$311.6	$672.3	($337.7)	$334.6
Amortization expense for intangible assets was $31.5, $32.5, and $35.5 in fiscal years 2024, 2023, and 2022, respectively. Refer to Note 1, Basis of Presentation and Major Accounting Policies, for the amortization periods for each major class of intangible assets.
The table below details the amount of amortization expense expected to be recorded for our finite-lived intangible assets in each of the next five years and thereafter:

2025	$29.4
2026	28.3
2027	27.9
2028	25.6
2029	22.7
Thereafter	141.4
Total	$275.3
Indefinite-lived intangible assets are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves an optional assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If qualitative factors alone are not sufficient to support this conclusion, we perform quantitative testing that involves calculating the fair value of the indefinite-lived intangible asset. If the fair value of the asset is less than its carrying value, the difference is recorded as an impairment loss, not to exceed the total carrying value of the asset. During the fourth quarter of fiscal year 2024, we conducted our annual impairment test and concluded that it was more likely than not that the fair value of each indefinite-lived intangible asset was greater than its carrying value.

14.  LEASES
Lessee Accounting
We are the lessee under various agreements for real estate, vehicles, aircraft, and other equipment that are accounted for as operating leases. Our finance leases principally relate to the right to use machinery and equipment and are not material.
Amounts associated with operating leases and their presentation on our consolidated balance sheets are as follows:

30 September	2024	2023
Operating lease right-of-use assets	$1,047.7	$974.0
Operating lease liabilities
Payables and accrued liabilities	100.3	94.7
Noncurrent operating lease liabilities	677.9	631.1
Total operating lease liabilities	$778.2	$725.8

30 September	2024	2023
Weighted-average remaining lease term in years(A)	20.0	19.9
Weighted-average discount rate(B)	2.9%	2.6%
(A)Calculated on the basis of the remaining lease term and the lease liability balance for each lease as of the reporting date.
(B)Calculated on the basis of the discount rate used to calculate the lease liability for each lease and the remaining balance of the lease payments for each lease as of the reporting date.
The following maturity analysis of our operating lease liabilities as of 30 September 2024 presents the undiscounted cash flows for each of the next five years and thereafter with a reconciliation to the lease liability recognized on our balance sheet:

Operating Leases
2025	$118.9
2026	91.1
2027	67.0
2028	57.2
2029	48.9
Thereafter	695.9
Total undiscounted lease payments	1,079.0
Imputed interest	(300.8)
Present value of lease liability recognized on balance sheet	$778.2
Operating lease expense was $122.4, $109.9, and $105.3 for fiscal years 2024, 2023, and 2022, respectively. These amounts do not include short-term and variable lease expenses, which were not material. The impacts associated with our operating leases on the consolidated statements of cash flows are reflected within "Other adjustments" within operating activities. This includes the noncash operating lease expense as well as a use of cash of $154.6, $337.8, and $128.0 for payments on amounts included in the measurement of the lease liability for fiscal years 2024, 2023, and 2022, respectively. Payments in fiscal year 2023 included a lump-sum payment of $209 for a land lease associated with the NGHC joint venture. Refer to Note 3, Variable Interest Entities, for additional information.
We recorded noncash right-of-use asset additions of approximately $159, $150, and $252 in fiscal years 2024, 2023, and 2022, respectively.

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
"Lease receivables, net" relate to sales-type leases on certain on-site assets for which payments are collected over the contract term. The table below details balances associated with our lease receivables:

30 September	2024	2023
Current lease receivables, net(A)	$74.5	$78.0
Noncurrent lease receivables, net	392.1	494.7
Total lease receivables, net	$466.6	$572.7
(A)Presented within "Other receivables and current assets" on our consolidated balance sheets.
The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. As of 30 September 2024 and 2023, the credit quality of lease receivables did not require a material allowance for credit losses.
The table below summarizes lease payments collected in fiscal years 2024, 2023, and 2022:

Fiscal Year Ended 30 September	2024	2023	2022
Payments that reduced the lease receivable balance	$122.1	$79.6	$94.0
Payments recognized as interest income	42.6	49.6	59.1
Total lease payments collected	$164.7	$129.2	$153.1
As of 30 September 2024, minimum lease payments expected to be collected were as follows:

2025	$110.3
2026	100.0
2027	86.5
2028	70.2
2029	67.2
Thereafter	203.0
Total	637.2
Unearned interest income	(170.6)
Lease receivables, net	$466.6
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

15.  FINANCIAL INSTRUMENTS
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2024 is 2.5 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	2024		2023
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$4,003.2	0.6	$4,463.2	0.7
Net investment hedges	911.4	2.5	864.0	2.5
Not designated	1,880.0	0.3	709.4	0.3
Total Forward Exchange Contracts	$6,794.6	0.8	$6,036.6	0.9
The increase in the notional value of our forward exchange contracts that are not designated is primarily due to the origination of forward exchange contracts that offset other forward exchange contracts previously designated as cash flow hedges of intercompany loans. The hedged intercompany loans were repaid early.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,905.7 million ($2,121.9) at 30 September 2024 and €1,938.6 million ($2,049.7) at 30 September 2023. The designated foreign currency-denominated debt is presented within "Long-term debt" and "Current portion of long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 September 2024, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	2024				2023
30 September	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	3.0	$800.0	SOFR	1.64%	4.0
Interest rate swaps (cash flow hedge)(A)	$2,159.3	2.72%	SOFR	21.2	$1,182.5	2.82%	SOFR	22.1
Interest rate swaps (not designated)(A)	$461.4	3.27%	SOFR	20.5	$—	—%	—%	0.0
Cross currency interest rate swaps (net investment hedge)	$16.7	5.39%	3.64%	0.2	$80.8	4.60%	3.65%	0.9
Cross currency interest rate swaps (cash flow hedge)	$410.6	4.96%	2.80%	1.9	$598.2	4.89%	3.22%	2.2
Cross currency interest rate swaps (not designated)	$34.7	5.39%	3.64%	0.2	$44.5	5.39%	3.54%	0.2
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
The table below provides the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
30 September	2024	2023	2024	2023
Long-term debt	$2,057.1	$2,011.4	($36.6)	($80.5)

The tables below summarize the fair value and balance sheet location of our outstanding derivatives.

30 September	Balance Sheet Location	2024	2023	Balance Sheet Location	2024	2023
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$74.5	$50.2	Payables and accrued liabilities	$21.6	$94.1
Interest rate management contracts	Other receivables and current assets	1.2	13.0	Payables and accrued liabilities	1.2	—
Forward exchange contracts	Other noncurrent assets	9.6	19.8	Other noncurrent liabilities	15.6	25.7
Interest rate management contracts	Other noncurrent assets	34.3	300.8	Other noncurrent liabilities	40.2	87.0
Total Derivatives Designated as Hedging Instruments		$119.6	$383.8		$78.6	$206.8
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$16.5	$6.4	Payables and accrued liabilities	$21.8	$4.6
Interest rate management contracts	Other receivables and current assets	1.7	3.9	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.2	—	Other noncurrent liabilities	0.2	—
Interest rate management contracts	Other noncurrent assets	4.6	—	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$23.0	$10.3		$22.0	$4.6
Total Derivatives		$142.6	$394.1		$100.6	$211.4
Refer to Note 16, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.
The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	2024	2023
Net Investment Hedging Relationships
Forward exchange contracts	($23.7)	($39.3)
Foreign currency debt	(107.4)	(99.9)
Cross currency interest rate swaps	(0.8)	(5.9)
Total Amount Recognized in OCI	(131.9)	(145.1)
Tax effects	32.2	35.8
Net Amount Recognized in OCI	($99.7)	($109.3)

Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$142.8	$111.1
Forward exchange contracts, excluded components	(31.2)	(18.7)
Other(A)	(260.4)	325.4
Total Amount Recognized in OCI	(148.8)	417.8
Tax effects	(10.7)	(48.6)
Net Amount Recognized in OCI	($159.5)	$369.2
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$12,100.6	$12,600.0	$8,168.7	$8,833.0	$218.8	$177.5	($73.8)	($39.0)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$—	($0.6)	$2.4	$4.9	$—	$—	($86.3)	($77.8)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	23.5	15.7
Other:
Amount reclassified from OCI into income	—	—	—	—	3.9	5.5	16.2	(5.2)
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	(3.1)	—
Total (Gain) Loss Reclassified from OCI to Income	—	(0.6)	2.4	4.9	3.9	5.5	(49.7)	(67.3)
Tax effects	—	0.1	(0.5)	(1.2)	(1.6)	(2.0)	11.8	16.7
Net (Gain) Loss Reclassified from OCI to Income	$—	($0.5)	$1.9	$3.7	$2.3	$3.5	($37.9)	($50.6)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$43.9	($3.4)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(43.9)	3.4	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The table below summarizes the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	$0.7	($1.0)	$—	($2.4)
De-designated interest rate swaps	—	—	19.4	—
Other	—	—	1.5	0.3
Total (Gain) Loss Recognized in Income	$0.7	($1.0)	$20.9	($2.1)
The amount of unrealized gains and losses related to cash flow hedges as of 30 September 2024 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $47.3 and $94.2 as of 30 September 2024 and 2023, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $57.2 and $345.0 as of 30 September 2024 and 2023, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.
16. FAIR VALUE MEASUREMENTS
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
Refer to Note 15, Financial Instruments, for a description of derivative instruments, including details related to the balance sheet line classifications.
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
The carrying values and fair values of financial instruments were as follows:

	2024		2023
30 September	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$100.8	$100.8	$76.4	$76.4
Interest rate management contracts	41.8	41.8	317.7	317.7
Liabilities
Derivatives
Forward exchange contracts	$59.2	$59.2	$124.4	$124.4
Interest rate management contracts	41.4	41.4	87.0	87.0
Long-term debt, including current portion and related party	14,144.4	13,897.3	10,046.3	9,173.5
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	2024				2023
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$100.8	$—	$100.8	$—	$76.4	$—	$76.4	$—
Interest rate management contracts	41.8	—	41.8	—	317.7	—	317.7	—
Total Assets at Fair Value	$142.6	$—	$142.6	$—	$394.1	$—	$394.1	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$59.2	$—	$59.2	$—	$124.4	$—	$124.4	$—
Interest rate management contracts	41.4	—	41.4	—	87.0	—	87.0	—
Total Liabilities at Fair Value	$100.6	$—	$100.6	$—	$211.4	$—	$211.4	$—

17. DEBT
The table below summarizes our total outstanding debt as reflected on our consolidated balance sheets:

30 September	2024	2023
Short-term borrowings(A)	$83.5	$259.5
Current portion of long-term debt	611.4	615.0
Long-term debt	13,428.6	9,280.6
Long-term debt – related party	104.4	150.7
Total Debt	$14,227.9	$10,305.8
(A)Balances reflect bank obligations with weighted average interest rates of 4.0% and 5.2% as of 30 September 2024 and 2023, respectively. The decrease from fiscal year 2023 is primarily due to the repayment of commercial paper.
Related Party Debt
Our related party debt includes loans with our joint venture partners. Total debt owed to related parties was $304.4 and $328.3 as of 30 September 2024 and 30 September 2023, respectively, of which $200.0 and $177.6, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. The remaining related party debt balance as of 30 September 2024 primarily includes a loan with Lu’An Clean Energy Company.
Debt Covenants
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2024, we were in compliance with all the financial and other covenants under our debt agreements.

Summary of Long-Term Debt Instruments
The table below summarizes the coupon interest rates, fiscal year maturities, and carrying amounts of our long-term debt, including current portion and amounts owed to related parties. Variable rates are determined as of 30 September 2024.

30 September	Maturities	2024	2023
Payable in U.S. Dollars
Medium-term Notes (weighted average rate)
Series E 7.6%	2026	$17.2	$17.2
Senior Notes
Note 3.35%	2024	—	400.0
Note 1.50%	2026	550.0	550.0
Note 1.85%	2027	650.0	650.0
Note 4.60%	2029	750.0	—
Note 2.05%	2030	900.0	900.0
Note 4.75%	2031	600.0	—
Note 4.80%	2033	600.0	600.0
Note 4.85%	2034	1,150.0	—
Note 2.70%	2040	750.0	750.0
Note 2.80%	2050	950.0	950.0
Other (weighted average rate)
Variable-rate industrial revenue bonds 3.38%	2035 to 2050	618.9	618.9
Other variable-rate 7.11%	2025	38.8	41.4
Payable in Other Currencies
Eurobonds 1.000%	2025	334.0	317.2
Eurobonds 0.500%	2028	556.7	528.6
Eurobonds 0.800%	2032	556.7	528.6
Eurobonds 4.000%	2035	779.4	740.1
Saudi Riyal Loan Facility variable-rate 7.35%	2027	451.1	451.1
Saudi Riyal Loan Facility 2.00%	2026 to 2034	222.2	192.1
New Taiwan Dollar Loan Facility 1.86%	2025 to 2028	131.5	167.5
New Taiwan Dollar Loan Facility 2.66%	2026 to 2029	190.6	186.1
New Taiwan Dollar Loan Facility variable-rate 2.72%	2026 to 2030	94.8	3.1
Other 4.07% (weighted average rate)	2033 to 2034	9.4	—
Related Party Debt
Chinese Renminbi 5.5%	2025 to 2027	279.8	313.5
Chinese Renminbi 5.7%	2033	24.6	14.8
Non-Recourse Debt Associated With NGHC(A)	2027 to 2053	3,271.8	1,364.8
Finance Lease Obligations (weighted average rate)
Foreign 10.8%	2025 to 2036	8.0	7.5
Total Principal Amount		$14,485.5	$10,292.5
Less: Unamortized discount and debt issuance costs		304.5	165.7
Less: Fair value hedge accounting adjustments(B)		36.6	80.5
Total Long-term Debt		$14,144.4	$10,046.3
Less: Current portion of long-term debt		611.4	615.0
Less: Long-term debt – related party		104.4	150.7
Long-term Debt		$13,428.6	$9,280.6
(A)Refer to Note 3, Variable Interest Entities, for additional information.
(B)Refer to Note 15, Financial Instruments, for additional information.
Principal maturities of long-term debt, including current portion and amounts owed to related parties, in each of the next five years and thereafter are as follows:

2025	$611.6
2026	716.3
2027	1,292.5
2028	760.5
2029	977.7
Thereafter	10,126.9
Total	$14,485.5

Interest
The table below reconciles interest incurred to interest expense as presented on our consolidated income statements. Capitalized interest represents the portion of interest incurred that we include in the cost of new plant and equipment that we build during the year.

Fiscal Year Ended 30 September	2024	2023	2022
Interest incurred	$507.9	$292.9	$169.0
Less: Capitalized interest	289.1	115.4	41.0
Interest expense	$218.8	$177.5	$128.0
Cash paid for interest, net of amounts capitalized, was $198.2, $131.5, and $128.5 in fiscal years 2024, 2023, and 2022, respectively.
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
The interest rate, maturity, and carrying amount as of 30 September 2024 for each of these notes are summarized in the table below:

	Fiscal Year Maturities	30 September 2024
Senior Note 4.600%	2029	$750.0
Senior Note 4.750%	2031	600.0
Senior Note 4.850%	2034	1,150.0
Total		$2,500.0
Credit Facilities
2024 Credit Agreements
In March 2024, we entered into a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Five-Year Credit Agreement”) as well as a 364-day $500.0 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026 (the “2024 364-Day Credit Agreement” and, together with the 2024 Five-Year Credit Agreement, the “2024 Credit Agreements”). Both of the 2024 Credit Agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. As of 30 September 2024, no borrowings were outstanding under either of the 2024 Credit Agreements.
Borrowings under both of the 2024 Credit Agreements bear interest at quoted market rates plus varying spreads based on our public debt ratings. Each of the 2024 Credit Agreements also requires a commitment fee on unused commitments based on our public debt ratings. There are no financial maintenance covenants in either of the 2024 Credit Agreements.
The 2024 Five-Year Credit Agreement replaced our previous $2.75 billion revolving credit agreement (the “2021 Credit Agreement”), which was terminated upon execution of the 2024 Five-Year Credit Agreement. No borrowings were outstanding under the 2021 Credit Agreement at the time of its termination, and no early termination penalties were incurred.
Foreign Credit Facilities
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,223.9, of which $1,129.0 was borrowed and outstanding as of 30 September 2024. The amount borrowed and outstanding as of 30 September 2023 was $1,041.4.

18. RETIREMENT BENEFITS
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
Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The components of net periodic cost (benefit) for our defined benefit pension plans for fiscal years 2024, 2023, and 2022 were as follows:

	Fiscal Year Ended 30 September
	2024			2023			2022
	U.S.	Inter- national	Total	U.S.	Inter- national	Total	U.S.	Inter- national	Total
Service cost	$9.6	$11.3	$20.9	$10.9	$12.3	$23.2	$18.3	$21.5	$39.8
Non-service cost (benefit):
Interest cost	134.9	60.0	194.9	129.9	59.9	189.8	73.9	28.9	102.8
Expected return on plan assets	(120.1)	(47.3)	(167.4)	(127.1)	(49.2)	(176.3)	(168.3)	(67.4)	(235.7)
Prior service cost amortization	1.1	0.9	2.0	1.2	0.7	1.9	1.3	—	1.3
Actuarial loss amortization	57.3	12.9	70.2	59.7	11.6	71.3	66.0	14.7	80.7
Settlements	1.1	1.2	2.3	1.4	0.6	2.0	6.0	0.2	6.2
Curtailments	—	—	—	—	(1.9)	(1.9)	—	—	—
Other	—	0.9	0.9	—	0.9	0.9	—	1.3	1.3
Net Periodic Cost (Benefit)	$83.9	$39.9	$123.8	$76.0	$34.9	$110.9	($2.8)	($0.8)	($3.6)
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2024, 2023 and 2022 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic cost (benefit) of the plan for the fiscal year. We recognized pension settlement losses of $1.1, $1.4 and $6.0 in fiscal years 2024, 2023 and 2022, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. supplementary pension plan.
We calculate net periodic cost (benefit) for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic cost (benefit):

	2024		2023		2022
	U.S.	International	U.S.	International	U.S.	International
Discount rate – Service cost	6.1%	5.3%	5.7%	4.6%	3.0%	1.9%
Discount rate – Interest cost	6.0%	5.1%	5.5%	5.0%	2.3%	1.6%
Expected return on plan assets	5.8%	4.3%	5.8%	4.2%	5.8%	4.0%
Rate of compensation increase	3.5%	3.4%	3.5%	3.4%	3.5%	3.3%

The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2024		2023
	U.S.	International	U.S.	International
Discount rate	5.0%	4.6%	6.0%	5.1%
Rate of compensation increase	3.5%	3.4%	3.5%	3.4%
The following tables reflect the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2024		2023
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$2,348.8	$1,162.4	$2,450.8	$1,137.5
Service cost	9.6	11.3	10.9	12.3
Interest cost	134.9	60.0	129.9	59.9
Amendments	1.3	—	0.3	7.0
Actuarial loss (gain)	296.2	50.7	(68.3)	(80.1)
Curtailments	—	—	—	(14.8)
Settlements	(3.6)	(8.6)	(4.7)	(3.4)
Participant contributions	—	0.7	—	0.8
Benefits paid	(174.1)	(55.8)	(170.1)	(52.8)
Currency translation and other	—	118.0	—	96.0
Obligation at End of Year	$2,613.1	$1,338.7	$2,348.8	$1,162.4

	2024		2023
	U.S.	International	U.S.	International
Change in Plan Assets
Fair value at beginning of year	$2,299.0	$1,134.0	$2,404.0	$1,122.0
Actual return on plan assets	404.4	154.5	61.4	(52.7)
Settlements	(3.6)	(8.6)	(4.7)	(3.4)
Company contributions	7.3	27.4	8.4	24.2
Participant contributions	—	0.7	—	0.8
Benefits paid	(174.1)	(55.8)	(170.1)	(52.8)
Currency translation and other	—	122.3	—	95.9
Fair Value at End of Year	$2,533.0	$1,374.5	$2,299.0	$1,134.0
Funded Status at End of Year	($80.1)	$35.8	($49.8)	($28.4)

	2024		2023
	U.S.	International	U.S.	International
Amounts Recognized
Noncurrent assets	$45.3	$154.7	$36.2	$83.8
Accrued liabilities	7.3	0.9	5.3	0.6
Noncurrent liabilities	118.1	118.0	80.7	111.6
Net Liability Recognized	($80.1)	$35.8	($49.8)	($28.4)

The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during fiscal years 2024 and 2023 consist of the following:

	2024		2023
	U.S.	International	U.S.	International
Net actuarial loss (gain) arising during the period	$11.9	($56.5)	($2.6)	$7.0
Amortization of net actuarial loss	(58.4)	(14.1)	(61.1)	(12.2)
Prior service cost arising during the period	1.3	—	0.3	7.0
Amortization of prior service (cost) credit	(1.1)	(0.9)	(1.2)	1.2
Total	($46.3)	($71.5)	($64.6)	$3.0
The net actuarial gains and losses represent the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statements and are included in accumulated other comprehensive loss. Actuarial losses arising during fiscal year 2024 are primarily attributable to higher than expected returns on plan assets that were partially offset by lower discount rates. Accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining service period of active U.S. participants, which was approximately six years as of 30 September 2024. For U.K. participants, accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining life expectancy, which was approximately 22 years as of 30 September 2024.
The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of the following:

	2024		2023
	U.S.	International	U.S.	International
Net actuarial loss	$415.3	$435.8	$461.8	$506.4
Prior service cost	5.8	11.0	5.6	11.9
Net transition liability	—	0.4	—	0.4
Total	$421.1	$447.2	$467.4	$518.7
The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $3,860.4 and $3,429.1 as of 30 September 2024 and 2023, respectively.
The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	2024		2023
30 September	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$2,446.5	$326.1	$2,194.5	$295.1
Fair value of plan assets	2,321.1	207.2	2,108.5	182.9
PBO in excess of plan assets	$125.4	$118.9	$86.0	$112.2
Pension Plans with ABO in Excess of Plan Assets:
ABO	$2,394.5	$139.8	$47.1	$144.3
Fair value of plan assets	2,321.1	42.0	—	56.3
ABO in excess of plan assets	$73.4	$97.8	$47.1	$88.0
The tables above include several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans as of 30 September 2024 were $55.4 and $59.9, respectively. As of 30 September 2024, the U.S. salaried pension plan had both a PBO and ABO in excess of plan assets. As of 30 September 2023, the U.S. salaried pension plan had plan assets in excess of ABO.

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
Asset allocation targets are established based on the long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. As of 30 September 2024, the U.S pension plan was at target with respect to the fixed income securities portfolio. We continue to monitor the investment portfolio and various investment markets and will take action accordingly. Assets are routinely rebalanced through contributions, benefit payments, and otherwise as deemed appropriate. The actual and target allocations at the measurement date are as follows:

	2024 Target Allocation		2024 Actual Allocation		2023 Actual Allocation
	U.S.	International	U.S.	International	U.S.	International
Asset Category
Equity securities	16 - 27%	5 - 22%	20%	14%	19%	19%
Fixed income securities	66 - 80%	78 - 95%	73%	86%	72%	80%
Real estate and other	4 - 7%	—%	6%	—%	8%	—%
Cash	—%	—%	1%	—%	1%	1%
Total			100%	100%	100%	100%
In fiscal year 2024, the 5.8% expected return for U.S. plan assets was based on a weighted average of estimated long-term returns of major asset classes and the historical performance of plan assets. In determining the estimated long-term asset class returns, we take into account historical long-term returns and the value of active management, as well as other economic and market factors, and input from our actuaries and investment advisors.
In fiscal year 2024, the 4.3% expected rate of return for international plan assets was based on a weighted average return for plans outside the U.S., which vary significantly in size, asset structure and expected returns. The expected asset return for the U.K. plan, which represents approximately 80% of the assets of our International plans, was 4.3% and was derived from expected equity and debt security returns.

The table below summarizes pension plan assets measured at fair value by asset class (see Note 16, Fair Value Measurements, for definition of the levels):

	2024				2023
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$14.7	$14.7	$—	$—	$14.6	$14.6	$—	$—
Equity securities	320.0	320.0	—	—	143.0	143.0	—	—
Equity mutual funds	—	—	—	—	105.2	105.2	—	—
Equity pooled funds	204.7	—	204.7	—	187.8	—	187.8	—
Fixed income securities	1,844.7	—	1,844.7	—	1,661.8	—	1,661.8	—
Total U.S. Qualified Pension Plans at Fair Value	$2,384.1	$334.7	$2,049.4	$—	$2,112.4	$262.8	$1,849.6	$—
Real estate pooled funds(A)	148.9				186.6
Total U.S. Qualified Pension Plans	$2,533.0				$2,299.0
International Pension Plans
Cash and cash equivalents	$3.6	$3.6	$—	$—	$8.0	$8.0	$—	$—
Equity pooled funds	192.1	—	192.1	—	218.5	—	218.5	—
Fixed income pooled funds	971.6	—	858.0	113.6	724.6	—	630.4	94.2
Other pooled funds	19.4	—	19.4	—	17.1	—	17.1	—
Insurance contracts	187.8	—	—	187.8	165.8	—	—	165.8
Total International Pension Plans	$1,374.5	$3.6	$1,069.5	$301.4	$1,134.0	$8.0	$866.0	$260.0
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
The table below summarizes changes in fair value of the pension plan assets classified as Level 3:

	Insurance Contracts	Fixed Income Pooled Funds	Total Level 3
Balance at 30 September 2022	$155.5	$53.5	$209.0
Purchases, sales, and settlements, net	(3.7)	34.5	30.8
Actual return on plan assets held at end of year	14.0	6.2	20.2
Balance at 30 September 2023	$165.8	$94.2	$260.0
Purchases, sales, and settlements, net	(4.9)	(7.5)	(12.4)
Actual return on plan assets held at end of year	26.9	26.9	53.8
Balance at 30 September 2024	$187.8	$113.6	$301.4
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
Contributions and Projected Benefit Payments
Pension contributions to funded plans and benefit payments for unfunded plans for fiscal year 2024 were $34.7. Contributions for funded plans resulted primarily from contractual and regulatory requirements. Benefit payments to unfunded plans were due primarily to the timing of retirements. We anticipate contributing $30 to $40 to the defined benefit pension plans in fiscal year 2025. These contributions are anticipated to be driven primarily by contractual and regulatory requirements for funded plans and benefit payments for unfunded plans, which are dependent upon timing of retirements.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2025	$182.5	$60.5
2026	183.0	63.7
2027	185.7	67.0
2028	188.1	68.5
2029	190.2	69.8
2030-2034	954.5	385.7
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
We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of our common stock in the ESOP totaled 1,690,227 as of 30 September 2024.
Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in fiscal years 2024, 2023, and 2022 were $82.6, $71.5, and $60.6, respectively.
Other Postretirement Benefits
We provide other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contributions adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder. The cost of these benefits was not material in fiscal years 2024, 2023, and 2022. Accumulated postretirement benefit obligations as of the end of fiscal years 2024 and 2023 were $12.0 and $14.0, respectively, of which $3.1 and $3.7 were current obligations, respectively.
We recognize changes in other postretirement benefit plan obligations in other comprehensive income on a pretax basis. During fiscal years 2024 and 2023 we recognized a loss of $1.7 and $0.1, respectively, that arose during the period, and $0.5 and $2.0 of net actuarial gain amortization, respectively.
The net actuarial gain recognized in accumulated other comprehensive loss on a pretax basis was $0.2 and $2.4 as of 30 September 2024 and 2023, respectively.
19. COMMITMENTS AND CONTINGENCIES
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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 (approximately $33 at 30 September 2024) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 (approximately $33 at 30 September 2024) plus interest accrued thereon until final disposition of the proceedings.

Additionally, during the third quarter of fiscal year 2024, we settled a dispute regarding energy management charges related to a severe winter weather storm that impacted the U.S. Gulf Coast in February 2021. As a result of the settlement, we recognized a gain of $7.7 that is reflected within "Other income (expense), net" on our consolidated income statements for the twelve months ended 30 September 2024. We collected the settlement in full in July 2024.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), Resource Conservation and Recovery Act ("RCRA"), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 26 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The consolidated balance sheets at 30 September 2024 and 30 September 2023 included an accrual of $79.1 and $64.5, respectively, primarily as part of other noncurrent liabilities. The environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $79 to a reasonably possible upper exposure of $92 as of 30 September 2024.
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
Pace
At 30 September 2024, $54.7 of the environmental accrual was related to the Pace facility.
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
In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In the fourth quarter of fiscal year 2024, we completed an updated cost review of the environmental remediation status at the Pace facility. Based on our review, we expect ongoing activities to continue for an additional five years for an aggregate period of 30 years. Additionally, we increased our estimate of near-term spending for an improved groundwater recovery system and future annual costs due to higher inflation. As a result of these changes, we increased our environmental accrual for this site by $19.4 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19.4 in results from discontinued operations.

We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that has identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery system and well network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. In the fourth quarter of fiscal year 2024, we completed an updated cost review which resulted in a change in assumptions regarding future operating costs as discussed above. The costs we are incurring based on the fiscal year 2024 review are higher than our previous estimates. The design of the optimized recovery system was completed in 2024 with construction expected to begin in fiscal year 2025. In fiscal years 2025 and 2026, we expect to connect the additional groundwater recovery wells and ancillary equipment to the existing groundwater recovery system.
Pasadena
At 30 September 2024, $10.3 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
Changes to the carrying amount of our asset retirement obligations were as follows:

Balance at 30 September 2022	$274.7
Additional accruals	20.4
Liabilities settled	(8.8)
Accretion expense	11.4
Currency translation adjustment	(0.4)
Balance at 30 September 2023	$297.3
Additional accruals	33.3
Liabilities settled	(13.7)
Accretion expense	12.0
Currency translation adjustment	5.8
Balance at 30 September 2024	$334.7

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
We issued performance guarantees as a condition of project financing associated with the NEOM Green Hydrogen Project that would require us to pay up to approximately $0.9 billion in the event of nonperformance in our role as EPC contractor. Our exposure will decline over time before expiring in November 2028. Refer to Note 3, Variable Interest Entities, for additional information regarding the project.
We also have a long-term sale of equipment contract with the JIGPC joint venture to engineer, procure, and construct the industrial gas facilities that will supply gases to Aramco. We provided bank guarantees to the joint venture to support our performance under the contract. As of 30 September 2024, our maximum potential payments were $244.5.
Unconditional Purchase Obligations
We are obligated to make future payments under unconditional purchase obligations as summarized below:

2025	$7,514
2026	2,357
2027	570
2028	620
2029	624
Thereafter	4,206
Total	$15,891
Approximately $8.8 billion of our unconditional purchase obligations relate to open purchase orders for plant and equipment, of which approximately $3 billion relates to the NEOM Green Hydrogen Project. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have estimated the timing of these payments in the table above; however, timing of actual satisfaction of the obligations may vary.
Approximately $6.2 billion of our unconditional purchase obligations relate to helium and rare gases. The majority of these obligations occur after fiscal year 2029. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
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

20. CAPITAL STOCK
Common Stock
Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2024, 249 million shares were issued, with 222 million issued and outstanding.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. If we repurchase shares pursuant to this authorization, we may do so under Rules 10b5-1 and 10b-18 under the Securities Exchange Act through repurchase agreements established with one or more brokers. We have not purchased any of our outstanding shares under this program since fiscal year 2013. As of 30 September 2024, $485.3 in share repurchase authorization remained available.
A summary of the changes in common shares issued and outstanding in fiscal year 2024 is presented below:

Fiscal Year Ended 30 September	2024	2023	2022
Number of common shares, beginning of year	222,199,845	221,838,696	221,396,755
Issuance of treasury shares for stock option and award plans	172,573	361,149	441,941
Number of common shares, end of year	222,372,418	222,199,845	221,838,696
Preferred Stock
Authorized preferred stock consisted of 25 million shares with a par value of $1 per share. There were no preferred shares issued or outstanding as of 30 September 2024 and 2023.
21. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the fiscal year ended 30 September 2024, we granted market-based and time-based deferred stock units. We have not issued stock option awards since fiscal year 2015. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 September 2024, there were 0.9 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	2024	2023	2022
Before-tax share-based compensation cost	$61.7	$60.7	$49.5
Income tax benefit	(14.9)	(14.6)	(12.1)
After-tax share-based compensation cost	$46.8	$46.1	$37.4
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal years 2024, 2023, and 2022 was not material.
Deferred Stock Units
We have granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned, for employee recipients, on continued employment during the deferral period and may be conditioned on achieving certain performance targets. We grant deferred stock unit awards with a two- to five-year deferral period that are subject to payout upon death, disability, or retirement. Deferred stock units issued to outside directors are paid after their service on the Board of Directors ends at the time elected by the director (not to exceed ten years after service ends). We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement. We have elected to account for forfeitures as they occur, rather than to estimate them. Forfeitures have not been significant historically.

Market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is our share price appreciation and dividends paid, or "total shareholder return," in relation to the S&P 500 Index over a three-year performance period beginning 1 October of the fiscal year of grant. We granted 102,120, 85,612, and 74,364 market-based deferred stock units in fiscal years 2024, 2023, and 2022, respectively.
The fair value of market-based deferred stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The estimated grant-date fair value of market-based deferred stock units was $302.10, $502.03, and $427.23 per unit in fiscal years 2024, 2023, and 2022, respectively. The calculation of the fair value of market-based deferred stock units used the following assumptions:

	2024	2023	2022
Expected volatility	25.0%	32.5%	30.5%
Risk-free interest rate	4.3%	4.0%	0.8%
Expected dividend yield	2.6%	2.4%	2.1%
In addition, in fiscal year 2024, we granted 146,947 time-based deferred stock units at a weighted average grant-date fair value of $270.86. In fiscal years 2023 and 2022, we granted 119,954 and 120,996 time-based deferred stock units at a weighted average grant-date fair value of $308.91 and $278.67, respectively.
A summary of deferred stock unit activity in fiscal year 2024 is presented below:

	Shares (000)	Weighted Average Grant-Date Fair Value
Deferred stock units outstanding at 30 September 2023	700	$282.60
Granted	249	283.67
Paid out	(100)	226.55
Forfeited	(91)	252.23
Adjusted	—	—
Deferred stock units outstanding at 30 September 2024	758	$293.99
Cash payments made for deferred stock units totaled $2.7, $3.6, and $5.5 in fiscal years 2024, 2023, and 2022, respectively. As of 30 September 2024, there was $71.4 of unrecognized compensation cost related to deferred stock units. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of deferred stock units paid out during fiscal years 2024, 2023, and 2022, including shares vested in prior periods, was $24.1, $45.3, and $92.9, respectively.
Stock Options
We have granted awards of options to purchase common stock to executives and selected employees. The exercise price of stock options equals the market price of our stock on the date of the grant. As of 30 September 2024, there was no unrecognized compensation cost as all stock option awards were fully vested.
A summary of stock option activity in fiscal year 2024 is presented below:

	Shares (000)	Weighted Average Exercise Price
Stock options outstanding and exercisable at 30 September 2023	294	$120.42
Exercised	(240)	117.30
Stock options outstanding and exercisable at 30 September 2024	54	$134.54

The weighted average remaining contractual term of stock options outstanding and exercisable at 30 September 2024 was 0.2 years. The aggregate intrinsic value of these stock options was $8.7, which represents the amount by which our closing stock price of $297.74 per share as of 30 September 2024 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable. The intrinsic value of stock options exercised during fiscal years 2024, 2023, and 2022 was $35.1, $53.5, and $20.2, respectively.
Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement, which is either on a straight-line or graded-vesting basis. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement.
Cash received from option exercises during fiscal year 2024 was $7.9. The total tax benefit realized from stock option exercises in fiscal year 2024 was $8.3, of which $6.9 was the excess tax benefit.
22. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2021	($28.3)	($893.8)	($593.8)	($1,515.9)
Other comprehensive loss before reclassifications	(120.3)	(1,230.5)	(112.2)	(1,463.0)
Amounts reclassified from AOCL	91.4	7.3	64.8	163.5
Net current period other comprehensive loss	($28.9)	($1,223.2)	($47.4)	($1,299.5)
Amount attributable to noncontrolling interests	14.7	(44.6)	0.6	(29.3)
Balance at 30 September 2022	($71.9)	($2,072.4)	($641.8)	($2,786.1)
Other comprehensive income (loss) before reclassifications	369.2	151.1	(8.9)	511.4
Amounts reclassified from AOCL	(43.9)	(0.3)	53.8	9.6
Net current period other comprehensive income	$325.3	$150.8	$44.9	$521.0
Amount attributable to noncontrolling interests	192.3	(8.3)	0.3	184.3
Balance at 30 September 2023	$61.1	($1,913.3)	($597.2)	($2,449.4)
Other comprehensive (loss) income before reclassifications	(159.5)	381.5	32.0	254.0
Amounts reclassified from AOCL	(33.7)	(1.5)	55.9	20.7
Net current period other comprehensive (loss) income	($193.2)	$380.0	$87.9	$274.7
Amount attributable to noncontrolling interests	(159.3)	12.0	0.3	(147.0)
Balance at 30 September 2024	$27.2	($1,545.3)	($509.6)	($2,027.7)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

Fiscal Year Ended 30 September	2024	2023	2022
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	$—	($0.5)	$0.5
Cost of sales	1.9	3.7	(0.4)
Interest expense	2.3	3.5	3.6
Other non-operating income (expense), net	(37.9)	(50.6)	87.7
Total (Gain) Loss on Cash Flow Hedges, net of tax	($33.7)	($43.9)	$91.4

Currency Translation Adjustment
Gain on sale of business	($1.5)	$—	$—
Business and asset actions	—	(0.3)	5.1
Income from discontinued operations, net of tax	—	—	2.2
Currency Translation Adjustment	($1.5)	($0.3)	$7.3

Pension and Postretirement Benefits, net of tax(A)	$55.9	$53.8	$64.8
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 18, Retirement Benefits, for additional information.
23. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

Fiscal Year Ended 30 September	2024	2023	2022
Numerator
Net income from continuing operations	$3,842.1	$2,292.8	$2,243.5
Net (loss) income from discontinued operations	(13.9)	7.4	12.6
Net Income attributable to Air Products	$3,828.2	$2,300.2	$2,256.1

Denominator (in millions)
Weighted average common shares — Basic	222.5	222.3	222.0
Effect of dilutive securities
Employee stock option and other award plans	0.3	0.4	0.5
Weighted average common shares — Diluted	222.8	222.7	222.5

Per Share Data(A) (U.S. Dollars per share)
Basic EPS from continuing operations	$17.27	$10.31	$10.11
Basic EPS from discontinued operations	(0.06)	0.03	0.06
Basic EPS attributable to Air Products	$17.21	$10.35	$10.16
Diluted EPS from continuing operations	$17.24	$10.30	$10.08
Diluted EPS from discontinued operations	(0.06)	0.03	0.06
Diluted EPS attributable to Air Products	$17.18	$10.33	$10.14
(A)EPS is calculated independently for each component and may not sum to total EPS due to rounding.

Diluted EPS attributable to Air Products reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised, and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. To the extent they would have been dilutive, the incremental shares, or the difference between shares assumed to be issued versus purchased, are included in the denominator of the diluted EPS calculation. Antidilutive outstanding share-based awards were not material in fiscal years 2024, 2023 and 2022.
24. INCOME TAXES
The table below summarizes income from U.S. and foreign operations before taxes:

	2024	2023	2022
United States income	$2,602.5	$1,050.5	$947.9
Foreign income	1,571.0	1,227.6	1,325.3
Equity affiliates' income	647.7	604.3	481.5
Income from continuing operations before taxes	$4,821.2	$2,882.4	$2,754.7
The table below details the components of our income tax provision:

	2024	2023	2022
Current Tax Provision
Federal	$550.3	$167.6	$149.1
State	109.2	41.0	30.1
Foreign	354.7	367.3	289.3
Total current tax provision	$1,014.2	$575.9	$468.5
Deferred Tax (Benefit) Provision
Federal	(97.8)	(12.5)	15.6
State	(15.0)	(5.8)	(1.9)
Foreign	43.5	(6.4)	18.6
Total Deferred Tax (Benefit) Provision	(69.3)	(24.7)	32.3
Total Income Tax Provision	$944.9	$551.2	$500.8
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $615.9, $645.2, and $369.2 in fiscal years 2024, 2023, and 2022, respectively. Fiscal year 2023 and 2022 reflect income tax refunds associated with discontinued operations of $0.6 and $59.6, respectively. Income tax payments for fiscal year 2024 include cash paid to purchase $50.0 of transferable tax credits that were used to offset estimated tax payments in 2024. Additional income tax payments related to the gain on the sale of the LNG business will be paid in fiscal year 2025.
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act” or "Tax Reform"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As of 30 September 2024, our outstanding liability for the deemed repatriation tax was $101.8, of which $60.8 is presented within noncurrent liabilities on our consolidated balance sheets. We are paying this obligation in installments over two remaining years.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is provided below:

(Percent of income before taxes)	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.5	1.0	0.8
Income from equity affiliates	(2.4)	(3.8)	(3.4)
Foreign tax differentials	0.3	0.7	0.7
Tax on foreign repatriated earnings	—	0.5	0.7
Share-based compensation	(0.1)	(0.3)	(0.7)
Business and asset actions	—	0.7	0.1
Other	(0.7)	(0.7)	(1.0)
Effective Tax Rate	19.6%	19.1%	18.2%
The sale of our LNG business resulted in a gain of $1,575.6, which increased our income from continuing operations before taxes. This increase diluted the impact of recurring effective tax rate reconciling items for fiscal year 2024.
Equity affiliates’ income, which is primarily presented net of income taxes on our consolidated income statements, favorably impacts our effective tax rate. This impact decreased in fiscal year 2024 despite an overall increase in equity affiliates' income. The reduced impact is the result of the increase in our income from continuing operations before taxes caused primarily by the sale of our LNG business. See Note 10, Equity Affiliates, for additional information.
Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates that are different than the U.S. federal statutory rate and include tax holidays and incentives. Our income tax holidays relate to operations in jurisdictions that provide reduced income tax rates for certain qualifying activities and are conditioned upon us satisfying certain requirements.
Tax on foreign repatriated earnings includes costs related to U.S. taxation of foreign operations, foreign taxation on the current and future repatriation of foreign earnings, and a U.S. benefit for related foreign tax credits. The impact has decreased primarily due to an increase in our U.S. benefit for foreign tax credits.
Share-based compensation reflects the impact from recognition of $3.6, $10.2, and $18.3 of excess tax benefits in our provision for income taxes during fiscal years 2024, 2023, and 2022, respectively.
During fiscal year 2023, we recorded a charge to net income for business and asset actions of $244.6 ($204.9 attributable to Air Products after tax). Refer to Note 5, Business and Asset Actions, for additional information. The charge included certain losses for which we could not recognize an income tax benefit and were subject to a valuation allowance of $36.0. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary. Fiscal year 2024 includes business and asset actions recorded at applicable statutory income tax rates.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities are as follows:

30 September	2024	2023
Gross Deferred Tax Assets
Tax loss carryforwards	$132.2	$141.8
Revenue recognition	100.3	38.8
Reserves and accruals	83.1	65.2
Retirement benefits and compensation accruals	62.5	75.2
Tax credits and other tax carryforwards	45.5	46.2
Currency losses	12.6	—
Valuation allowance	(158.4)	(153.3)
Other	44.6	42.5
Deferred Tax Assets	$322.4	$256.4
Gross Deferred Tax Liabilities
Plant and equipment	$1,205.8	$1,192.0
Currency gains	—	20.6
Unremitted earnings of foreign entities	103.4	72.0
Partnership and other investments	19.2	18.6
Intangible assets	17.3	48.5
Other	8.8	11.1
Deferred Tax Liabilities	$1,354.5	$1,362.8
Net Deferred Income Tax Liability	$1,032.1	$1,106.4
Deferred tax assets and liabilities are included within the consolidated balance sheets as follows:

	2024	2023
Deferred Tax Assets
Other noncurrent assets	$127.8	$159.6
Deferred Tax Liabilities
Deferred income taxes	1,159.9	1,266.0
Net Deferred Income Tax Liability	$1,032.1	$1,106.4
Deferred tax assets for "Tax loss carryforwards" decreased primarily due to the utilization of substantially all U.S. capital losses carryforwards against the gain on sale of our LNG business. The deferred tax assets for "Reserves and accruals" were impacted by changes in tax deferred deductions. Deferred tax assets for "Currency losses" changed from "Currency gains" in the prior year primarily due to movements in unrealized foreign currency losses for income tax purposes. Deferred tax assets for "Revenue recognition" increased primarily due to timing differences on proceeds associated with the sale of the LNG business.
Deferred tax liabilities related to "Plant and equipment" increased due to the impact of accelerated tax depreciation deductions in excess of book depreciation. Deferred tax liabilities related to "Intangible assets" decreased primarily due to the impact of capitalizing research and development expenditures for U.S tax purposes. "Unremitted earnings of foreign entities" increased primarily due to the realization of an income tax benefit from a tax election related to a non-U.S. subsidiary that was a deferred benefit in the prior year.
As of 30 September 2024, we had the following deferred tax assets for certain tax credits:

Jurisdiction	Gross Tax Asset	Expiration Period
U.S. State	$2.7	2025 - 2038
U.S. Federal	19.7	2030 - 2034
Credits in Foreign Jurisdictions	18.1	2025 - 2033; Indefinite
Of the $18.1 credits in foreign jurisdictions, $18.0 have indefinite carryforward periods.

As of 30 September 2024, we had the following loss carryforwards:

Jurisdiction	Gross Loss Carryforward	Expiration Period
U.S. State Net Operating Loss	$206.7	2025 - 2040
Foreign Net Operating Loss	347.3	2025 - 2041; Indefinite
Foreign Capital Loss	214.0	Indefinite
Of the $347.3 of foreign net operating loss carryforwards, $99.7 have indefinite carryforward periods.
The valuation allowance was $158.4 and $153.3 as of 30 September 2024 and 2023, respectively. As of 30 September 2024, the balance primarily related to $43.8 of foreign loss carryforwards and credits, $18.2 of U.S. federal foreign income tax credits, $53.5 related to foreign capital losses, and $39.9 related to other deferred tax assets including those established during fiscal year 2023 from our Business and Asset Actions. If events warrant the reversal of the valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax assets, net of existing valuation allowance, as of 30 September 2024.
We record income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. Such earnings may be subject to foreign withholding and other taxes. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $9.2 billion as of 30 September 2024. An estimated $845.3 in additional foreign withholding and other income taxes would be due if these earnings were remitted as dividends.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the unrecognized tax benefits, which excludes interest and penalties, is as follows:

	2024	2023	2022
Unrecognized tax benefits balance at beginning of year	$96.5	$103.5	$140.3
Additions for tax positions of the current year	14.6	10.9	7.4
Additions for tax positions of prior years	1.4	1.2	6.6
Reductions for tax positions of prior years	(0.3)	(6.0)	(15.4)
Settlements	(3.7)	(3.9)	(0.6)
Statute of limitations expiration	(9.9)	(10.6)	(25.5)
Foreign currency translation	2.4	1.4	(9.3)
Unrecognized tax benefits balance at end of year	$101.0	$96.5	$103.5
Of our unrecognized tax benefits as of 30 September 2024, $80.3 would impact the effective tax rate from continuing operations if recognized.
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
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled $1.8, $5.0, and $1.2 in fiscal years 2024, 2023, and 2022, respectively. Our accrued balance for interest and penalties was $28.5 and $26.3 as of 30 September 2024 and 2023, respectively.

Income Tax Examinations
We are currently under examination in a number of tax jurisdictions. It is reasonably possible that a change in our unrecognized tax benefits may occur in fiscal year 2025 if any of these examinations are resolved during the next twelve months. However, quantification of an estimated range cannot be made as of the date of this report.
We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States – Federal	2018 - 2024
United States – State	2013 - 2024
Canada	2018 - 2024
Europe
France	2021 - 2024
Netherlands	2019 - 2024
Spain	2017 - 2024
United Kingdom	2021 - 2024
Middle East
Saudi Arabia	2019 - 2024
Asia
China	2011 - 2024
South Korea	2015 - 2024
Taiwan	2019 - 2024
Latin America
Chile	2020 - 2024

25. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $350, $380, and $300 for the fiscal years ended 30 September 2024, 2023, and 2022, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 September 2024 and 2023, our consolidated balance sheets included related party trade receivables of approximately $120 and $80, respectively.
Refer to Note 17, Debt, for information concerning debt owed to related parties.
Supplemental Balance Sheet Information

Other Receivables and Current Assets

30 September	2024	2023
Derivative instruments	$93.9	$73.5
Value added tax receivable	195.9	209.6
Contract fulfillment costs	103.7	89.0
Contract assets	76.2	124.7
Current lease receivables	74.5	78.0
Current financing receivables	—	50.0
Other	66.6	97.3
Other receivables and current assets	$610.8	$722.1

Other Noncurrent Assets

30 September	2024	2023
World Energy deferred project costs	$329.4	$202.9
Pension benefits	200.0	120.0
Deferred tax assets	127.8	159.6
Prepaid tax	41.0	22.2
Investments other than equity method	67.1	66.9
Deferred financing fees	4.6	58.8
Derivative instruments	48.7	320.6
Other	352.9	278.9
Other noncurrent assets	$1,171.5	$1,229.9

Payables and Accrued Liabilities

30 September	2024	2023
Trade creditors	$1,451.6	$1,212.9
Contract liabilities	240.0	413.0
Dividends payable	393.6	388.9
Accrued payroll and employee benefits	257.2	284.4
Accrued interest	120.6	106.4
Current lease obligations	100.3	94.7
Derivative instruments	44.6	98.7
Pension and postretirement benefits	11.3	9.6
Other	307.0	281.5
Payables and accrued liabilities	$2,926.2	$2,890.1

Other Noncurrent Liabilities

30 September	2024	2023
Asset retirement obligations	$322.9	$285.1
Pension benefits	236.1	192.3
Postretirement benefits	8.9	10.3
Derivative instruments	56.0	112.7
Long-term accrued income taxes related to U.S. tax reform	60.8	109.4
Contingencies related to uncertain tax positions	98.5	89.6
Contract liabilities	290.0	136.9
Environmental liabilities	67.2	50.2
Other	210.1	131.5
Other noncurrent liabilities	$1,350.5	$1,118.0

26. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
During the fiscal year ended 30 September 2024, we managed our operations, assessed performance, and reported earnings under the following reportable segments:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other.
Our reportable segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. We evaluate the performance of our segments based upon segment operating income. Except for the Corporate and other segment, each reportable segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of two operating segments that meet the aggregation criteria under GAAP.
Industrial Gases – Regional
Our industrial gases business is organized and operated regionally in the Americas, Asia, Europe, and Middle East and India segments. This business produces and sells gases to diversified customers in dozens of industries, including those in refining, chemicals, metals, electronics, manufacturing, medical, and food. Our industrial gas portfolio includes atmospheric gases such as oxygen, nitrogen, and argon; process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide), and specialty gases. We offer our industrial gas products through either the on-site gases supply mode or the merchant gases supply mode, both of which are described in Note 7, Revenue Recognition.
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

Corporate and other
The Corporate and other segment includes sales of cryogenic and gas processing equipment for air separation that is sold worldwide to customers in a variety of industries, including chemical and petrochemical manufacturing, oil and gas recovery and processing, and steel and primary metals processing. Our Corporate and other segment also includes the results of our turbo machinery and distribution sale of equipment businesses. Through 30 September 2024, this segment also included the results of the LNG process technology and equipment business that was divested during the fourth quarter of fiscal year 2024. Refer to Note 4, Gain on Sale of Business, for additional information. Competition for our sale of equipment businesses is based primarily on plant efficiency and technological performance, service, technical know-how, and price, as well as schedule and plant performance guarantees.
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
Equity Affiliates
Our reporting segments include our share of the results of several joint ventures accounted for under the equity method. The largest of these joint ventures operate in Algeria, China, India, Italy, Mexico, Saudi Arabia, South Africa, and Thailand.
Customers
We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated sales.

Business Segment Information

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
2024
Sales	$5,040.1	$3,224.3	$2,823.4	$134.4	$878.4	$12,100.6	(A)
Operating income (loss)	1,565.1	859.2	810.0	5.9	(292.7)	2,947.5	(B)
Depreciation and amortization	699.3	471.0	207.1	26.6	47.1	1,451.1
Equity affiliates' income	158.8	32.9	88.1	347.5	20.4	647.7	(B)
Expenditures for long-lived assets	2,733.1	574.8	865.2	2,517.5	106.1	6,796.7
Investments in net assets of and advances to equity affiliates	472.9	322.9	573.8	3,317.7	105.2	4,792.5
Total assets	12,383.8	7,436.5	5,849.2	8,477.4	5,427.7	39,574.6
2023
Sales	$5,369.3	$3,216.1	$2,963.1	$162.5	$889.0	$12,600.0	(A)
Operating income (loss)	1,439.7	906.5	663.4	16.9	(287.3)	2,739.2	(B)
Depreciation and amortization	649.3	433.5	196.2	27.5	51.8	1,358.3
Equity affiliates' income	109.2	29.7	102.5	349.8	13.1	604.3	(B)
Expenditures for long-lived assets	2,033.7	663.4	482.4	1,312.7	134.2	4,626.4
Investments in net assets of and advances to equity affiliates	476.9	285.2	504.9	3,265.2	85.6	4,617.8
Total assets	9,927.5	7,009.6	4,649.8	5,708.4	4,707.2	32,002.5
2022
Sales	$5,368.9	$3,143.3	$3,086.1	$129.5	$970.8	$12,698.6	(A)
Operating income (loss)	1,174.4	898.3	503.4	21.1	(184.7)	2,412.5	(B)
Depreciation and amortization	629.5	436.5	195.2	26.9	50.1	1,338.2
Equity affiliates' income	98.2	22.1	78.2	293.9	3.9	496.3	(B)
Expenditures for long-lived assets	1,353.1	779.2	312.6	271.6	210.0	2,926.5
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B)Refer to the Reconciliations to Consolidated Results section below.
Reconciliations to Consolidated Results
Operating Income
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2024	2023	2022
Total	$2,947.5	$2,739.2	$2,412.5
Gain on sale of business	1,575.6	—	—
Business and asset actions	(57.0)	(244.6)	(73.7)
Consolidated Operating Income	$4,466.1	$2,494.6	$2,338.8
Equity Affiliates' Income
The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2024	2023	2022
Total	$647.7	$604.3	$496.3
Equity method investment impairment charge	—	—	(14.8)
Consolidated Equity Affiliates' Income	$647.7	$604.3	$481.5

Geographic Information
The geographic information presented below is based on country of origin.
Sales to External Customers

Fiscal Year Ended 30 September	2024	2023	2022
United States	$4,914.0	$5,234.2	$5,230.2
China	1,951.5	1,988.1	1,989.8
Other foreign operations	5,235.1	5,377.7	5,478.6
Total	$12,100.6	$12,600.0	$12,698.6

Long-Lived Assets(A)

30 September	2024	2023	2022
United States	$9,159.3	$7,431.0	$6,022.0
China	3,845.7	3,744.7	3,886.0
Saudi Arabia	5,080.2	1,818.1	595.7
Other foreign operations	5,285.7	4,478.3	3,656.8
Total	$23,370.9	$17,472.1	$14,160.5
(A)"Long-lived assets" represents plant and equipment, net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 September 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 September 2024, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has evaluated the effectiveness of our internal control over financial reporting as of 30 September 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that, as of 30 September 2024, our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is provided under Part II, Item 8, of this Annual Report on Form 10-K.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of 30 September 2024. The Report of the Independent Registered Public Accounting Firm is provided under Part II, Item 8, of this Annual Report on Form 10-K.

Item 9B. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the fourth quarter of fiscal year 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the 2025 Annual Meeting of Shareholders. The information required by this item relating to our executive officers is set forth in Part I, Item 1. Business of this Annual Report on Form 10-K.
The information required by this item relating to our Audit and Finance Committee and our Audit and Finance Committee Financial Expert is incorporated herein by reference to the sections captioned “Board Structure–Standing Committees of the Board” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
The information required by this item relating to our procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “The Board of Directors–Selection of Directors” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
The information required by this item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
The information required by this item relating to our insider trading policies and procedures is incorporated herein by reference to the section captioned “Insider Trading Policy” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.
We have adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our website at www.airproducts.com/company/governance/code-of-conduct.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Compensation of Directors” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections captioned "Information About Stock Ownership" and “Equity Compensation Plan Information” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors–Director Independence” and “Board Practices, Processes and Policies–Transactions with Related Persons” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Fees of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2025 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements.

The following is a list of the Consolidated Financial Statements of Air Products and Chemicals, Inc. and its subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	58
Consolidated Income Statements – Fiscal Years Ended 30 September 2024, 2023, and 2022	60
Consolidated Comprehensive Income Statements – Fiscal Years Ended 30 September 2024, 2023, and 2022	61
Consolidated Balance Sheets – 30 September 2024 and 2023	62
Consolidated Statements of Cash Flows – Fiscal Years Ended 30 September 2024, 2023, and 2022	63
Consolidated Statements of Equity – Fiscal Years Ended 30 September 2024, 2023, and 2022	64

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 126.

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

(4)
Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.**

4.1
Indenture, dated as of 10 January 1995, between the Company and The Bank of New York Trust, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank Company, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed 19 January 1995, File No. 033-57357.)*

4.2
Indenture, dated as of 30 April 2020, between the Company and The Bank of New York Trust Company, N.A., as Trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed 30 April 2020.)*

4.3	Description of Securities. (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended 30 September 2023.)*

(10)	Material Contracts.

10.1	Amended and Restated Long-Term Incentive Plan of the Company effective 1 October 2014. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 23 September 2014.)*†

10.2	Air Products and Chemicals, Inc. 2021 Long-Term Incentive Plan. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-252722) filed on 4 February 2021.)*†

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

10.2(c)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 awards. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.2(d)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2022.)*†

10.2(e)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2022.)*†

10.2(f)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.2(g)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.3
Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

INDEX TO EXHIBITS

Exhibit No.	Description
10.3(a)
Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2022.)*†

10.3(b)	Amendment No. 2 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022.†

10.3(c)
Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.4
Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2014.)*†

10.4(a)
Amendment No. 1 dated as of 30 September 2015 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2015.)*†

10.4(b)
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

10.10	Compensation Programs for Nonemployee Directors effective 22 November 2022. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended 30 September 2022.)*†

10.11	Deferred Compensation Program for Directors, effective 7 October 2019. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended 31 December 2019.)*†

10.12	5-Year Revolving Credit Agreement dated as of March 28, 2024 for $3,000,000,000. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2024.)*

10.12(a)	Amendment No.1 to Revolving Credit Agreement dated as of 22 August 2024.

10.13	364-Day Revolving Credit Agreement dated as of March 28, 2024 for $500,000,000. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2024.)*
(19)	Insider Trading Policies and Procedures

INDEX TO EXHIBITS

Exhibit No.	Description
19.1	Air Products and Chemicals, Inc. Insider Trading Policy

(21)	Subsidiaries of the Registrant.

21.1	Subsidiaries of the Registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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

97.1
Air Products and Chemicals, Inc. Compensation Recoupment Policy and Supplemental Executive Officer Recoupment Policy, effective as of 1 October 2023. (Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended 30 September 2023.)*

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

**
 Long-term debt instruments under which the total amount of securities authorized does not exceed 10 percent of our consolidated total assets are not filed as exhibits to this Annual Report on Form 10-K. We will furnish a copy of these agreements to the Securities and Exchange Commission upon request.

†	Indicated management contract or compensatory arrangement.

††
The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Air Products and Chemicals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	21 November 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Seifi Ghasemi	21 November 2024
Seifi Ghasemi Director, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Melissa N. Schaeffer	21 November 2024
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Pellicciotti	21 November 2024
William J. Pellicciotti Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	21 November 2024
Tonit M. Calaway Director

*	21 November 2024
Charles Cogut Director

*	21 November 2024
Lisa A. Davis Director

Signature and Title	Date
*	21 November 2024
Jessica Trocchi Graziano Director

*	21 November 2024
David H. Y. Ho Director

*	21 November 2024
Edward L. Monser Director

*	21 November 2024
Matthew H. Paull Director

*	21 November 2024
Wayne T. Smith Director

*	Sean D. Major, Executive Vice President, General Counsel and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Sean D. Major
Sean D. Major
Executive Vice President, General Counsel and Secretary

Date: 21 November 2024