Form 10-Q
period 2024-12-31
Air Products & Chemicals, Inc.
filed 2025-02-06
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2024 was 222,475,666.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2024

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
•availability and cost of electric power, natural gas, and other raw materials; and
•the commencement and success of any productivity and operational improvement programs.
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended 30 September 2024. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars, except for share and per share data)	2024	2023
Sales	$2,931.5	$2,997.4
Cost of sales	2,016.5	2,067.2
Selling and administrative expense	242.4	238.4
Research and development expense	22.0	25.7
Shareholder activism costs	29.9	—
Other income (expense), net	22.9	0.8
Operating Income	643.6	666.9
Equity affiliates' income	150.6	158.4
Interest expense	42.6	53.5
Other non-operating income (expense), net	38.9	(14.8)
Income Before Taxes	790.5	757.0
Income tax provision	140.7	135.4
Net Income	649.8	621.6
Net income attributable to noncontrolling interests	32.4	12.3
Net Income Attributable to Air Products	$617.4	$609.3

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$2.77	$2.74
Diluted earnings per share attributable to Air Products	$2.77	$2.73

Weighted Average Common Shares (in millions)
Basic	222.7	222.5
Diluted	222.9	222.8
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2024	2023
Net Income	$649.8	$621.6
Other Comprehensive (Loss) Income, net of tax:
Translation adjustments, net of tax of $46.2 and ($29.8)	(624.0)	380.6
Net gain (loss) on derivatives, net of tax of ($22.0) and $5.5	65.7	(161.1)
Reclassification adjustments:
Derivatives, net of tax of $27.8 and ($12.8)	91.9	(42.2)
Pension and postretirement benefits, net of tax of $3.3 and $4.2	11.0	13.7
Total Other Comprehensive (Loss) Income	(455.4)	191.0
Comprehensive Income	$194.4	$812.6
Net Income Attributable to Noncontrolling Interests	32.4	12.3
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	103.1	(138.1)
Comprehensive Income Attributable to Air Products	$58.9	$938.4

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of U.S. Dollars, except for share and per share data)	2024	2024
Assets
Current Assets
Cash and cash items	$1,845.5	$2,979.7
Short-term investments	117.5	5.0
Trade receivables, net	1,807.4	1,821.6
Inventories	739.0	766.0
Prepaid expenses	201.8	179.9
Other receivables and current assets	640.5	610.8
Total Current Assets	$5,351.7	$6,363.0
Investment in net assets of and advances to equity affiliates	4,772.1	4,792.5
Plant and equipment, at cost	41,097.9	39,950.9
Less: accumulated depreciation	16,367.1	16,580.0
Plant and equipment, net	$24,730.8	$23,370.9
Goodwill, net	866.5	905.1
Intangible assets, net	287.5	311.6
Operating lease right-of-use assets, net	1,017.4	1,047.7
Noncurrent lease receivables	335.7	392.1
Financing receivables	1,245.4	1,220.2
Other noncurrent assets	1,410.1	1,171.5
Total Noncurrent Assets	$34,665.5	$33,211.6
Total Assets(A)	$40,017.2	$39,574.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,023.7	$2,926.2
Accrued income taxes	586.1	558.5
Short-term borrowings	68.2	83.5
Current portion of long-term debt	1,131.4	611.4
Total Current Liabilities	$4,809.4	$4,179.6
Long-term debt	13,170.5	13,428.6
Long-term debt – related party	100.4	104.4
Noncurrent operating lease liabilities	655.1	677.9
Other noncurrent liabilities	1,348.1	1,350.5
Deferred income taxes	1,195.0	1,159.9
Total Noncurrent Liabilities	$16,469.1	$16,721.3
Total Liabilities(A)	$21,278.5	$20,900.9
Commitments and Contingencies - See Note 10
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2025 and 2024 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,260.9	1,253.2
Retained earnings	19,767.3	19,545.7
Accumulated other comprehensive loss	(2,586.2)	(2,027.7)
Treasury stock, at cost (2025 - 26,979,918 shares; 2024 - 27,083,166 shares)	(1,999.1)	(1,984.1)
Total Air Products Shareholders’ Equity	$16,692.3	$17,036.5
Noncontrolling Interests(A)	2,046.4	1,637.2
Total Equity	$18,738.7	$18,673.7
Total Liabilities and Equity	$40,017.2	$39,574.6
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $5,692.4 and $4,393.9 as of 31 December 2024 and 30 September 2024, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $3,994.1 and $3,473.4 as of 31 December 2024 and 30 September 2024, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2024	2023
Operating Activities
Net income	$649.8	$621.6
Less: Net income attributable to noncontrolling interests	32.4	12.3
Net income attributable to Air Products	$617.4	$609.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	$366.8	$349.2
Deferred income taxes	(6.3)	13.5
Undistributed earnings of equity method investments	(48.4)	(41.5)
Gain on sale of assets and investments	(10.1)	(1.4)
Share-based compensation	16.4	13.8
Noncurrent lease receivables	15.0	20.0
Other adjustments	(122.6)	33.3
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(47.8)	11.8
Inventories	6.4	(48.6)
Other receivables	9.0	(64.5)
Payables and accrued liabilities	30.5	(268.5)
Other working capital	(14.6)	0.2
Cash Provided by Operating Activities	$811.7	$626.6
Investing Activities
Additions to plant and equipment, including long-term deposits	($2,117.6)	($1,445.5)
Investment in financing receivables	(15.3)	(301.8)
Proceeds from sale of assets and investments	34.4	4.2
Purchases of investments	(117.6)	(55.5)
Proceeds from investments	5.0	120.1
Other investing activities	29.0	12.9
Cash Used for Investing Activities	($2,182.1)	($1,665.6)
Financing Activities
Long-term debt proceeds	$459.2	$810.4
Payments on long-term debt	(12.1)	(54.8)
(Decrease) Increase in commercial paper and short-term borrowings	(21.5)	1,020.9
Dividends paid to shareholders	(393.6)	(388.9)
Proceeds from stock option exercises	1.1	5.3
Investments by noncontrolling interests	280.9	34.5
Other financing activities	(39.8)	(64.6)
Cash Provided by Financing Activities	$274.2	$1,362.8
Effect of Exchange Rate Changes on Cash	(38.0)	21.8
(Decrease) Increase in cash and cash items	($1,134.2)	$345.6
Cash and cash items – Beginning of year	2,979.7	1,617.0
Cash and Cash Items – End of Period	$1,845.5	$1,962.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 31 December 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income	—	—	617.4	—	—	617.4	32.4	649.8
Other comprehensive income (loss)	—	—	—	(558.5)	—	(558.5)	103.1	(455.4)
Dividends on common stock ($1.77 per share)	—	—	(393.8)	—	—	(393.8)	—	(393.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Share-based compensation	—	14.3	—	—	—	14.3	—	14.3
Issuance of treasury shares for stock option and award plans	—	(6.8)	—	—	(15.0)	(21.8)	—	(21.8)
Investments by noncontrolling interests	—	—	—	—	—	—	281.0	281.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	0.2	(2.0)	—	—	(1.8)	—	(1.8)
Balance as of 31 December 2024	$249.4	$1,260.9	$19,767.3	($2,586.2)	($1,999.1)	$16,692.3	$2,046.4	$18,738.7

	Three Months Ended 31 December 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Shareholders' Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	609.3	—	—	609.3	12.3	621.6
Other comprehensive income (loss)	—	—	—	329.1	—	329.1	(138.1)	191.0
Dividends on common stock ($1.75 per share)	—	—	(389.0)	—	—	(389.0)	—	(389.0)
Share-based compensation	—	13.8	—	—	—	13.8	—	13.8
Issuance of treasury shares for stock option and award plans	—	(4.4)	—	—	1.2	(3.2)	—	(3.2)
Investments by noncontrolling interests	—	—	—	—	—	—	34.5	34.5
Other equity transactions	—	0.1	—	—	—	0.1	—	0.1
Balance as of 31 December 2023	$249.4	$1,200.0	$17,510.0	($2,120.3)	($1,966.1)	$14,873.0	$1,256.1	$16,129.1
(A)Accumulated other comprehensive loss

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
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2024 (the "2024 Form 10-K"), which was filed with the SEC on 21 November 2024. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
Major Accounting Policies
Refer to our 2024 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first three months of fiscal year 2025.

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
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures”, to expand income tax disclosures, primarily through disaggregation requirements for the rate reconciliation and income taxes paid. The update will be effective in our Annual Report on Form 10-K for the fiscal year ending 30 September 2026, although early adoption is permitted. The amendments should be applied on a prospective basis with a retrospective option. We are evaluating the impact this update will have on our disclosures.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosures of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses in the notes to the financial statements. In January 2025, the FASB clarified that the update will be effective in our Annual Report on Form 10-K for the fiscal year ending 30 September 2028 as well as interim periods thereafter, although early adoption is permitted. The amendments should be applied either prospectively after the effective date or retrospectively to any or all periods presented. We are evaluating the impact this update will have on our disclosures.
3. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of the NEOM Green Hydrogen Company joint venture ("NGHC"), which is a variable interest entity ("VIE") that is consolidated in our Middle East and India segment. We are not the primary beneficiary of any other material VIEs. We account for a VIE for which we have an equity interest and exercise significant influence but are not the primary beneficiary, such as the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), as an equity method investment. Additionally, World Energy, LLC ("World Energy") is a VIE for which we have no equity interest and are not the primary beneficiary. Our variable interests in NGHC, JIGPC, and World Energy are further discussed below.
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
Under the project financing discussed below, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided on page 13.
Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional credit facilities that are non-recourse to Air Products, which total approximately $500 and are primarily for NGHC's working capital needs. Total principal borrowings were $3.8 billion and $3.3 billion as of 31 December 2024 and 30 September 2024, respectively. These balances include short-term borrowings of $60.4 and $51.6, respectively, from a 5.70% variable rate Saudi Riyal facility. The remaining borrowings include the long-term facilities that are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets.

In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge the long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" on our consolidated income statements. During the first quarter of fiscal year 2025, we recognized an unrealized gain of $38.8 ($10.3 attributable to Air Products after tax). The amount of the unrealized gain attributable to our noncontrolling partners was $25.2. Refer to Note 7, Financial Instruments, for additional information.
NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 December	30 September
	2024	2024
Assets
Cash and cash items	$24.0	$34.5
Trade receivables, net	15.4	6.7
Prepaid expenses	30.7	31.2
Other receivables and current assets	126.3	120.6
Total Current Assets	$196.4	$193.0
Plant and equipment, net	5,015.4	3,929.9
Operating lease right-of-use assets, net	226.2	233.9
Other noncurrent assets	254.4	37.1
Total Noncurrent Assets	$5,496.0	$4,200.9
Total Assets	$5,692.4	$4,393.9
Liabilities
Payables and accrued liabilities	$358.3	$308.4
Accrued income taxes	0.8	2.0
Short-term borrowings	60.4	51.6
Total Current Liabilities	$419.5	$362.0
Long-term debt	3,499.4	3,053.3
Noncurrent operating lease liabilities	19.7	24.5
Other noncurrent liabilities	35.4	30.4
Deferred income taxes	20.1	3.2
Total Noncurrent Liabilities	$3,574.6	$3,111.4
Total Liabilities	$3,994.1	$3,473.4
Equity
Accumulated other comprehensive income	$61.8	$13.8
Noncontrolling interests	1,255.3	937.6

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
We determined JIGPC is a VIE for which we exercise significant influence but are not the primary beneficiary as we do not have the power to direct the activities that are most significant to its economic performance. Instead, these activities, including plant dispatch, operating and maintenance decisions, budgeting, capital expenditures, and financing, require unanimous approval of the owners or are controlled by the customer. Accordingly, we account for our 55% investment, which includes 4% that is attributable to the noncontrolling partner of APQ, under the equity method within the Middle East and India segment. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $2,909.0 and $2,871.2 as of 31 December 2024 and 30 September 2024, respectively. Our loss exposure is limited to our investment in the joint venture.
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
World Energy
In November 2023, we finalized an agreement to purchase a sustainable aviation fuel (“SAF”) facility in Paramount, California from World Energy. We determined the acquisition contains an embedded sales-type lease. As a result, we are accounting for the transaction as a financing arrangement and recorded a financing receivable, which had a carrying value of approximately $300 as of 31 December 2024.
At the time of acquisition, we entered into a Master Project Agreement (“MPA”) containing terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. The MPA includes a tolling arrangement whereby we will receive feedstock from and produce renewable fuels for World Energy over a term that will conclude 15 years after onstream of the expansion project with the option to renew for two five-year terms. This project is currently on hold pending receipt of permits.
During the first quarter of fiscal year 2024, we determined that World Energy is a VIE and our financing receivable represents a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers. As of 31 December 2024, our maximum exposure to loss is approximately $2.1 billion. This primarily includes project-related spending of approximately $1.5 billion, of which $1.2 billion is capitalized within “Plant and equipment, net” and $336 is deferred within "Other noncurrent assets", and approximately $215 for open purchase commitments, all of which relate to the SAF expansion project. Our exposure also includes the financing receivable of $300 discussed above, which we begin to collect at the onstream of the expansion project, as well as trade receivables and accrued interest. The financing receivable is currently on non-accrual status as World Energy made no interest payments, and therefore we recorded no interest income, during the first quarter of fiscal year 2025.

4. REVENUE RECOGNITION
The majority of our revenue is generated from our sale of gas customers within the regional industrial gases segments. We distribute gases through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. We also design and manufacture equipment for air separation, hydrocarbon recovery and purification, and liquid helium and liquid hydrogen transport and storage. The Corporate and other segment serves our sale of equipment customers.
Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the first three months of fiscal years 2025 and 2024. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 31 December 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$713.1	$529.3	$228.3	$17.6	$—	$1,488.3	51%
Merchant	574.5	287.8	468.9	15.2	—	1,346.4	46%
Sale of equipment	—	—	—	—	96.8	96.8	3%
Total	$1,287.6	$817.1	$697.2	$32.8	$96.8	$2,931.5	100%

	Three Months Ended 31 December 2023

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$714.1	$503.2	$259.2	$17.5	$—	$1,494.0	50%
Merchant	538.0	290.6	472.0	17.9	—	1,318.5	44%
Sale of equipment	—	—	—	—	184.9	184.9	6%
Total	$1,252.1	$793.8	$731.2	$35.4	$184.9	$2,997.4	100%

Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales during the three months ended 31 December 2024 and 2023.
Remaining Performance Obligations
As of 31 December 2024, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

		31 December	30 September
	Balance Sheet Location	2024	2024
Assets
Contract assets – current	Other receivables and current assets	$100.1	$76.2
Contract fulfillment costs – current	Other receivables and current assets	96.9	103.7
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$202.8	$240.0
Contract liabilities – noncurrent	Other noncurrent liabilities	283.2	290.0

During the first three months of fiscal year 2025, we recognized sales of approximately $55 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2024.
5. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2024	2024
Finished goods	$189.8	$210.2
Work in process	47.9	42.2
Raw materials, supplies, and other	501.3	513.6
Inventories	$739.0	$766.0
6. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2024 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2024	$146.3	$174.7	$534.3	$15.8	$34.0	$905.1
Currency translation	(4.2)	(4.4)	(29.7)	—	(0.3)	(38.6)
Goodwill, net as of 31 December 2024	$142.1	$170.3	$504.6	$15.8	$33.7	$866.5

	31 December	30 September
	2024	2024
Goodwill, gross	$1,131.5	$1,199.8
Accumulated impairment losses(A)	(265.0)	(294.7)
Goodwill, net	$866.5	$905.1
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2024 is 2.9 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2024		30 September 2024
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,685.3	0.5	$4,003.2	0.6
Net investment hedges	850.6	2.2	911.4	2.5
Not designated	1,333.7	0.3	1,880.0	0.3
Total Forward Exchange Contracts	$5,869.6	0.7	$6,794.6	0.8
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €1,927.1 million ($2,004.5) at 31 December 2024 and €1,905.7 million ($2,121.9) at 30 September 2024. The designated foreign currency-denominated debt is presented within "Long-term debt" and "Current portion of long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2024, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2024				30 September 2024
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	2.7	$800.0	SOFR	1.64%	3.0
Interest rate swaps (cash flow hedge)(A)	$2,372.2	2.72%	SOFR	21.0	$2,159.3	2.72%	SOFR	21.2
Interest rate swaps (not designated)(A)	$506.7	3.27%	SOFR	20.2	$461.4	3.27%	SOFR	20.5
Cross currency interest rate swaps (net investment hedge)	$—	—%	—%	0.0	$16.7	5.39%	3.64%	0.2
Cross currency interest rate swaps (cash flow hedge)	$381.3	4.97%	2.84%	1.8	$410.6	4.96%	2.80%	1.9
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$34.7	5.39%	3.64%	0.2
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

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 December	30 September	31 December	30 September
Balance Sheet Location	2024	2024	2024	2024
Current portion of long-term debt	$544.4	$—	($5.2)	$—
Long-term debt	$1,502.3	$2,057.1	($42.3)	($36.6)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December	30 September	Balance Sheet Location	31 December	30 September
		2024	2024		2024	2024
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$59.5	$74.5	Payables and accrued liabilities	$143.6	$21.6
Interest rate management contracts	Other receivables and current assets	4.8	1.2	Payables and accrued liabilities	5.2	1.2
Forward exchange contracts	Other noncurrent assets	22.3	9.6	Other noncurrent liabilities	10.7	15.6
Interest rate management contracts	Other noncurrent assets	224.9	34.3	Other noncurrent liabilities	43.1	40.2
Total Derivatives Designated as Hedging Instruments		$311.5	$119.6		$202.6	$78.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$15.8	$16.5	Payables and accrued liabilities	$13.4	$21.8
Interest rate management contracts	Other receivables and current assets	—	1.7	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.4	0.2	Other noncurrent liabilities	—	0.2
Interest rate management contracts	Other noncurrent assets	41.6	4.6	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$57.8	$23.0		$13.4	$22.0
Total Derivatives		$369.3	$142.6		$216.0	$100.6
Refer to Note 8, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended
	31 December
	2024	2023
Net Investment Hedging Relationships
Forward exchange contracts	$53.9	($31.8)
Foreign currency debt	140.4	(89.9)
Cross currency interest rate swaps	0.4	(1.9)
Total Amount Recognized in OCI	194.7	(123.6)
Tax effects	(47.5)	30.1
Net Amount Recognized in OCI	$147.2	($93.5)

	Three Months Ended
	31 December
	2024	2023
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($177.8)	$115.1
Forward exchange contracts, excluded components	(1.5)	(9.0)
Other(A)	223.0	(261.7)
Total Amount Recognized in OCI	43.7	(155.6)
Tax effects	22.0	(5.5)
Net Amount Recognized in OCI	$65.7	($161.1)
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023	2024	2023	2024	2023
Total presented in consolidated income statements that includes effects of hedging below	$2,931.5	$2,997.4	$2,016.5	$2,067.2	$42.6	$53.5	$38.9	($14.8)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.2	$0.3	$0.9	$1.3	$—	$—	$129.3	($74.9)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	6.1	5.7
Other:
Amount reclassified from OCI into income	—	—	—	—	0.5	1.3	(17.3)	11.3
Total (Gain) Loss Reclassified from OCI to Income	0.2	0.3	0.9	1.3	0.5	1.3	118.1	(57.9)
Tax effects	—	(0.1)	(0.1)	(0.3)	(0.2)	(0.5)	(27.5)	13.7
Net (Gain) Loss Reclassified from OCI to Income	$0.2	$0.2	$0.8	$1.0	$0.3	$0.8	$90.6	($44.2)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($10.9)	$26.1	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	10.9	(26.1)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2024	2023	2024	2023
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($3.9)	$3.2	($1.9)	($1.2)
De-designated interest rate swaps	—	—	(38.8)	—
Other	—	—	(1.7)	0.8
Total (Gain) Loss Recognized in Income	($3.9)	$3.2	($42.4)	($0.4)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2024 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $61.9 and $47.3 as of 31 December 2024 and 30 September 2024, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $293.1 and $57.2 as of 31 December 2024 and 30 September 2024, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.
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
The carrying values and fair values of financial instruments were as follows:

	31 December 2024		30 September 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$98.0	$98.0	$100.8	$100.8
Interest rate management contracts	271.3	271.3	41.8	41.8
Liabilities
Derivatives
Forward exchange contracts	$167.7	$167.7	$59.2	$59.2
Interest rate management contracts	48.3	48.3	41.4	41.4
Long-term debt, including current portion and related party	14,402.3	13,900.1	14,144.4	13,897.3
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2024				30 September 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$98.0	$—	$98.0	$—	$100.8	$—	$100.8	$—
Interest rate management contracts	271.3	—	271.3	—	41.8	—	41.8	—
Total Assets at Fair Value	$369.3	$—	$369.3	$—	$142.6	$—	$142.6	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$167.7	$—	$167.7	$—	$59.2	$—	$59.2	$—
Interest rate management contracts	48.3	—	48.3	—	41.4	—	41.4	—
Total Liabilities at Fair Value	$216.0	$—	$216.0	$—	$100.6	$—	$100.6	$—

9. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three months ended 31 December 2024 and 2023 were as follows:

	Pension Benefits
	2024			2023
Three Months Ended 31 December	U.S.	International	Total	U.S.	International	Total
Service cost	$2.3	$2.9	$5.2	$2.4	$2.8	$5.2
Non-service cost:
Interest cost	29.9	13.9	43.8	33.7	14.8	48.5
Expected return on plan assets	(33.2)	(14.7)	(47.9)	(30.0)	(11.6)	(41.6)
Prior service cost amortization	0.3	0.2	0.5	0.3	0.2	0.5
Actuarial loss amortization	11.7	2.4	14.1	14.3	3.2	17.5
Other	—	0.1	0.1	—	0.1	0.1
Net Periodic Cost	$11.0	$4.8	$15.8	$20.7	$9.5	$30.2

Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2025 and 2024 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
For the three months ended 31 December 2024 and 2023, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $8.2 and $12.0, respectively. Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.
During the three months ended 31 December 2024 and 2023, we recognized actuarial gain amortization of $0.3 and $0.1, respectively, for our other postretirement benefits plan.
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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $29 at 31 December 2024) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $29 at 31 December 2024) plus interest accrued thereon until final disposition of the proceedings.

Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), the Resource Conservation and Recovery Act ("RCRA"), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 26 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated as a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 31 December 2024 and 30 September 2024, the consolidated balance sheets included an accrual of $79.6 and $79.1, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $79 to a reasonably possible upper exposure of $92 as of 31 December 2024.
Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure level could result in an increase to the environmental accrual. Due to these inherent uncertainties, a significant increase to the reasonably possible upper exposure level could occur if a new site is designated, the scope of remediation is increased, a different remediation alternative is identified, or a significant increase in our proportionate share occurs. We do not expect that any sum we may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse impact on our financial position or results of operations in any one year.
Pace
At 31 December 2024, $54.5 of the environmental accrual was related to our facility in Pace, Florida.
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
In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility and increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheet and recognized a before-tax expense of $19 in results from discontinued operations. In fiscal year 2024, we completed our most recent cost review of the environmental remediation status at the Pace facility. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we increased our estimate of near-term spending for an improved groundwater recovery system and future annual costs due to higher inflation. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in fiscal year 2024. There have been no significant changes to the estimated exposure.

We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was completed in fiscal year 2024, with construction expected to begin in fiscal year 2025. In fiscal years 2025 and 2026, we expect to connect the additional groundwater recovery wells and ancillary equipment to the existing groundwater recovery system. In the fourth quarter of fiscal year 2024, we completed an updated cost review which resulted in a change in assumptions regarding future operating costs as discussed above.
Pasadena
At 31 December 2024, $10.2 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
We continue to perform additional work to address other environmental obligations at the site. This additional work includes remediating impacted soils as required, investigating groundwater west of the former PUI facility, continuing post closure care for two closed RCRA surface impoundment units, and maintaining engineering controls. Additionally, we have conducted an interim corrective action to treat impacted soils as recommended in the TCEQ 2019 Annual Report. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.
11. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the three months ended 31 December 2024, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 31 December 2024, there were 0.8 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2024	2023
Before-tax share-based compensation cost	$16.5	$13.6
Income tax benefit	(4.0)	(3.3)
After-tax share-based compensation cost	$12.5	$10.3
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2025 and 2024 was not material.

Deferred Stock Units
During the three months ended 31 December 2024, we granted 78,770 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2024 and ending 30 September 2027, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $480.94 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	30.4%
Risk-free interest rate	4.1%
Expected dividend yield	2.1%
In addition, during the three months ended 31 December 2024, we granted 106,098 time-based deferred stock units at a weighted average grant-date fair value of $334.52.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2024:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2024	$27.2	($1,545.3)	($509.6)	($2,027.7)
Other comprehensive income (loss) before reclassifications	65.7	(624.0)	—	(558.3)
Amounts reclassified from AOCL	91.9	—	11.0	102.9
Net current period other comprehensive income (loss)	$157.6	($624.0)	$11.0	($455.4)
Amount attributable to noncontrolling interests	119.6	(16.5)	—	103.1
Balance at 31 December 2024	$65.2	($2,152.8)	($498.6)	($2,586.2)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2024	2023
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	$0.2	$0.2
Cost of sales	0.8	1.0
Interest expense	0.3	0.8
Other non-operating income (expense), net	90.6	(44.2)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$91.9	($42.2)
Pension and Postretirement Benefits, net of tax(A)	$11.0	$13.7
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 9, Retirement Benefits, for additional information.

13. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended
	31 December
	2024	2023
Numerator
Net income attributable to Air Products	$617.4	$609.3
Denominator (in millions)
Weighted average common shares — Basic	222.7	222.5
Effect of dilutive securities
Employee stock option and other award plans	0.2	0.3
Weighted average common shares — Diluted	222.9	222.8

Per Share Data (U.S. Dollars per share)
Basic EPS attributable to Air Products	$2.77	$2.74
Diluted EPS attributable to Air Products	$2.77	$2.73
During the three months ended 31 December 2024, outstanding share-based awards of 0.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share. There were no antidilutive outstanding share-based awards during the three months ended 31 December 2023.

14. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to certain of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $80 and $95 for the three months ended 31 December 2024 and 2023, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2024 and 30 September 2024, our consolidated balance sheets included related party trade receivables of approximately $185 and $120, respectively.
Total debt owed to related parties was $292.7 and $304.4 as of 31 December 2024 and 30 September 2024, respectively, of which $192.3 and $200.0, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company.
Shareholder Activism Costs
During the first quarter of fiscal year 2025, we incurred costs of $29.9 ($21.9 after tax) in connection with our response to a proxy contest. These costs, which are reflected on our consolidated income statement as “Shareholder activism costs”, include legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders. As of 31 December 2024, $15.4 remained accrued within “Payables and accrued liabilities” on our consolidated balance sheet.
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
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our progress payments are reflected within "Financing receivables" on our consolidated balance sheets. Financing receivables associated with the Uzbekistan transaction were approximately $945 and $920 as of 31 December 2024 and 30 September 2024, respectively.

Accrual for Business and Asset Actions
We initiated a global cost reduction plan in 2023 that provides involuntarily separated employees with severance and other postemployment benefits per our ongoing benefit arrangements. Costs incurred in connection with the plan totaled $84.0 through fiscal year 2024 for approximately 1,100 eligible employees globally. These costs, which were not recorded in segment results, were reflected within “Business and asset actions” on our consolidated income statements in fiscal years 2023 and 2024. We did not record any costs related to the plan during the first quarter of fiscal year 2025.
As of 30 September 2024, the liability for unpaid benefits reflected within "Payables and accrued liabilities" on our consolidated balance sheet was $34.0 and primarily related to employees identified in 2024. The table below reconciles this balance to the remaining liability as of 31 December 2024, the majority of which we expect to pay during the second quarter of fiscal year 2025.

Amount accrued as of 30 September 2024	$34.0
Cash payments	(10.4)
Currency translation adjustment	(1.3)
Amount accrued as of 31 December 2024	$22.3
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project revenue and cost estimates that unfavorably impacted operating income by approximately $28 and $30 during the first quarter of fiscal years 2025 and 2024, respectively.
Income Taxes
Our effective tax rate was 17.8% and 17.9% for the three months ended 31 December 2024 and 2023, respectively.
Income tax payments, net of refunds, were $123.6 and $90.1 for the three months ended 31 December 2024 and 2023, respectively.

15. BUSINESS SEGMENT INFORMATION
We manage our operations, assess performance, and report earnings under the following reportable segments:
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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 December 2024
Sales	$1,287.6	$817.1	$697.2	$32.8	$96.8	$2,931.5	(A)
Operating income (loss)	388.2	216.4	186.5	(0.6)	(117.0)	673.5	(B)
Depreciation and amortization	173.4	122.9	54.5	6.5	9.5	366.8
Equity affiliates' income	35.1	10.3	18.2	85.0	2.0	150.6
Three Months Ended 31 December 2023
Sales	$1,252.1	$793.8	$731.2	$35.4	$184.9	$2,997.4	(A)
Operating income (loss)	354.4	211.2	197.6	3.9	(100.2)	666.9	(B)
Depreciation and amortization	169.7	111.8	48.2	6.6	12.9	349.2
Equity affiliates' income	37.1	4.2	20.7	92.9	3.5	158.4
Total Assets
31 December 2024	$12,796.2	$7,153.1	$5,760.9	$9,586.0	$4,721.0	$40,017.2
30 September 2024	12,383.8	7,436.5	5,849.2	8,477.4	5,427.7	39,574.6
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B) Refer to the "Reconciliation to Consolidated Results" section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income as reflected on our consolidated income statements:

	Three Months Ended
	31 December
Operating Income	2024	2023
Total	$673.5	$666.9
Shareholder activism costs	(29.9)	—
Consolidated Operating Income	$643.6	$666.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2025 in Summary	33
First Quarter 2025 Results of Operations	35
Reconciliations of Non-GAAP Financial Measures	41
Liquidity and Capital Resources	47
Pension Benefits	51
Critical Accounting Policies and Estimates	51

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management, including, without limitation, those described in "Forward-Looking Statements" and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2024 (the "2024 Form 10-K"), which was filed with the SEC on 21 November 2024.
This discussion should be read in conjunction with the interim consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Financial information is presented on a continuing operations basis. Unless otherwise stated, amounts discussed are in millions of U.S. Dollars, except for per share data, which is calculated and presented on a diluted basis in U.S. Dollars per weighted average common share.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 41.
Comparisons included in the discussion that follows are for the first quarter of fiscal year 2025 versus ("vs.") the first quarter of fiscal year 2024. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2024 Form 10-K.
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

FIRST QUARTER 2025 VS. FIRST QUARTER 2024
FIRST QUARTER 2025 IN SUMMARY
•Sales of $2,931.5 decreased 2%, or $65.9, due to lower volumes of 2% and an unfavorable impact from currency of 1%, which were partially offset by favorable pricing of 1%. Lower volumes driven by the LNG business divestiture in September 2024, which resulted in a headwind of approximately 2%, and a lower contribution from on-sites and merchant in the Europe segment were partially offset by a significant, non-recurring sale of helium to an existing merchant customer in the Americas segment. Energy cost pass-through to customers was flat versus the prior year.
•Operating income of $643.6 decreased 3%, or $23.3, as higher costs and lower volumes were partially offset by higher pricing, net of power and fuel costs, and favorable currency. The recently divested LNG business contributed operating income of approximately $25 in the prior year. Operating margin of 22.0% decreased 20 basis points ("bp").
•Equity affiliates' income of $150.6 decreased 5%, or $7.8, driven by lower income from JIGPC in the Middle East & India segment.
•Net income of $649.8 increased 5%, or $28.2, as higher pricing, net of power and fuel costs, lower non-service pension costs, and a gain on de-designated cash flow hedges were partially offset by higher costs. Net income margin of 22.2% increased 150 bp.
•Adjusted EBITDA of $1,190.9 increased 1%, or $16.4, as higher pricing, net of power and fuel costs, was partially offset by higher costs and lower equity affiliates' income. Adjusted EBITDA margin of 40.6% increased 140 bp.
•EPS of $2.77 increased 1%, or $0.04 per share. On a non-GAAP basis, adjusted EPS of $2.86 increased 1%, or $0.04 per share. A summary table of changes to EPS is presented below.

Summary of Changes in EPS
The diluted per share impacts presented in the tables below were calculated independently and do not sum to the total change in EPS due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 December
	2024	2023
EPS	$2.77	$2.73	$0.04
% Change from prior year			1%
Operating Items
Underlying business:
Volume			(0.01)
Price, net of variable costs			0.10
Other costs			(0.07)
Currency			0.01
Shareholder activism costs			(0.10)
Total Operating Items			($0.07)
Other Items
Equity affiliates' income			($0.03)
Interest expense			0.04
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(A)			0.05
Non-service pension cost, net			0.04
Change in effective tax rate			(0.02)
Noncontrolling interests(A)			0.02
Total Other Items			$0.10
Total Change in EPS			$0.04
% Change from prior year			1%
(A)EPS impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $10.3. The gain attributable to our noncontrolling partners was $25.2.
The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first quarter of fiscal years 2025 and 2024:

	Three Months Ended		Change vs. Prior Year
	31 December
	2024	2023
EPS	$2.77	$2.73	$0.04
Shareholder activism costs	0.10	—	0.10
Gain on de-designation of cash flow hedges	(0.05)	—	(0.05)
Non-service pension cost, net	0.04	0.08	(0.04)
Adjusted EPS	$2.86	$2.82	$0.04
% Change from prior year			1%

FIRST QUARTER 2025 RESULTS OF OPERATIONS
Discussion of First Quarter Consolidated Results

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%/bp
GAAP Measures
Sales	$2,931.5	$2,997.4	($65.9)	(2%)
Operating income	643.6	666.9	(23.3)	(3%)
Operating margin	22.0%	22.2%		(20	bp)
Equity affiliates’ income	$150.6	$158.4	($7.8)	(5%)
Net income	649.8	621.6	28.2	5%
Net income margin	22.2%	20.7%		150	bp
Non-GAAP Measures
Adjusted EBITDA	$1,190.9	$1,174.5	$16.4	1%
Adjusted EBITDA margin	40.6%	39.2%		140	bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(2%)
Price	1%
Energy cost pass-through to customers	—%
Currency	(1%)
Total Consolidated Sales Change	(2%)
Sales of $2,931.5 decreased 2%, or $65.9, due to lower volumes of 2% and an unfavorable impact from currency of 1%, partially offset by favorable pricing of 1%. Unfavorable volumes were driven by the divestiture of the LNG business in September 2024 and a lower contribution from on-sites and merchant in the Europe segment, which were partially offset by a significant, non-recurring sale of helium to an existing merchant customer in the Americas segment. The impact attributable to the LNG divestiture was approximately 2%. The modest 1% total company price improvement, which equates to a 2% improvement for the merchant business, was driven by pricing in the Americas and Europe segments. The unfavorable currency impact was primarily attributable to the strengthening of the U.S. Dollar against currencies in South America and Asia. Energy cost pass-through to customers was flat versus the prior year.
Cost of Sales and Gross Margin
Cost of sales of $2,016.5 decreased 2%, or $50.7, primarily due to lower costs of $61 attributable to sales volumes and a favorable currency impact of $13, partially offset by higher costs of $26 that were driven by inflation and incentive compensation. Gross margin of 31.2% increased 20 bp from 31.0% in the prior year as pricing and favorable business mix more than offset the impact of higher costs.
Selling and Administrative Expense
Selling and administrative expense of $242.4 increased 2%, or $4.0, primarily due to incentive compensation and inflation, partially offset by productivity improvements. Selling and administrative expense as a percentage of sales increased to 8.3% from 8.0% in the prior year.
Research and Development Expense
Research and development expense of $22.0 decreased 14%, or $3.7. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.

Shareholder Activism Costs
During the first quarter of fiscal year 2025, we incurred costs of $29.9 ($21.9 after tax, or $0.10 per share) in connection with our response to a proxy contest. These costs, which are reflected on our consolidated income statements as “Shareholder activism costs”, include legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders.
Other Income (Expense), Net
Other income of $22.9 increased $22.1 primarily due to the sale of a U.S. equity method investment and a prior year unfavorable foreign exchange impact from the devaluation of the Argentine peso.
Operating Income and Operating Margin
Operating income of $643.6 decreased 3%, or $23.3, as shareholder activism costs of $30, higher costs of $20, and lower volumes of $2 were partially offset by positive pricing, net of power and fuel costs, of $26 and favorable currency of $3. Higher costs related to incentive compensation and inflation were partially offset by productivity improvements as well as the sale of a U.S. equity method investment. The recently divested LNG business contributed operating income of approximately $25 in the prior year. Operating margin of 22.0% decreased 20 bp from 22.2% in the prior year primarily due to the impact of higher costs, which was partially offset by higher pricing and business mix.
Equity Affiliates' Income
Equity affiliates' income of $150.6 decreased 5%, or $7.8, driven by lower income from JIGPC in the Middle East & India segment.
Interest Expense

	Three Months Ended
	31 December
	2024	2023
Interest incurred	$139.9	$108.6
Less: Capitalized interest	97.3	55.1
Interest expense	$42.6	$53.5
Interest incurred increased 29%, or $31.3, primarily due to a higher debt balance from senior notes issued in February 2024 as well as borrowings on financing available for the NEOM Green Hydrogen Project. Capitalized interest increased 77%, or $42.2, due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating income of $38.9 increased $53.7 from an expense of $14.8 in the prior year. The increase was driven by an unrealized gain of $38.8 ($10.3 attributable to Air Products after tax, or $0.05 per share) that was recorded for certain de-designated interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 7, Financial Instruments, to the consolidated financial statements for additional information. Additionally, non-service pension costs were $10.5 ($7.9 after tax, or $0.04 per share) for the first quarter of fiscal year 2025 compared to $24.9 ($18.7 after tax, or $0.08 per share) in the prior year. This decrease was driven by a higher expected return on plan assets, lower interest cost, and a decrease in actuarial loss amortization.

Net Income and Net Income Margin
Net income of $649.8 increased 5%, or $28.2. Higher pricing, net of power and fuel costs, was partially offset by higher costs related to shareholder activism, incentive compensation, and inflation. These costs were partially mitigated by productivity improvements. We also recognized lower non-service pension costs as well as a gain on de-designated cash flow hedges during the first quarter of fiscal year 2025. Net income margin of 22.2% increased 150 bp from 20.7% in the prior year due to these factors as well as favorable business mix.
In December 2024, the Internal Revenue Service and U.S. Department of the Treasury published final regulations that clarified certain investment tax credit eligibility requirements for Section 48 energy investment tax credits that were enacted as part of the U.S. Inflation Reduction Act of 2022. We are in the process of evaluating the impact of these regulations and expect to realize significant benefits from the tax incentives once qualifying projects come onstream in the U.S. We have not included any forecasted benefits in the calculation of our annual effective tax rate for the period ending 31 December 2024 due to uncertainty in the timing and amount of such benefits.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA of $1,190.9 increased 1%, or $16.4, as higher pricing, net of power and fuel costs, was partially offset by higher costs and lower equity affiliates' income. Adjusted EBITDA margin of 40.6% increased 140 bp from 39.2% in the prior year primarily due to favorable business mix and higher pricing.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 17.8% and 17.9% for the three months ended 31 December 2024 and 2023, respectively. The current quarter effective tax rate was lower due to earning a greater share of income in jurisdictions with lower tax rates and a benefit from a U.S. state tax law change in the current period, which were mostly offset by higher net costs on foreign-related income taxed in the U.S., lower U.S. tax benefits for foreign-derived income, and the release of certain previously unrecognized tax benefits in the prior year.
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 41, was 18.7% and 18.1% for the three months ended 31 December 2024 and 2023, respectively.

Discussion of First Quarter Results by Business Segment
Americas

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$1,287.6	$1,252.1	$35.5	3%
Operating income	388.2	354.4	33.8	10%
Operating margin	30.1%	28.3%		180	bp
Equity affiliates’ income	$35.1	$37.1	($2.0)	(5%)
Adjusted EBITDA	596.7	561.2	35.5	6%
Adjusted EBITDA margin	46.3%	44.8%		150	bp
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	3%
Price	2%
Energy cost pass-through to customers	(1%)
Currency	(1%)
Total Americas Sales Change	3%

Sales of $1,287.6 increased 3%, or $35.5, as higher volumes of 3% and higher pricing of 2% were partially offset by lower energy cost pass-through to customers of 1% and an unfavorable currency impact of 1%. The volume improvement was primarily due to a significant, non-recurring sale of helium to an existing merchant customer. The total segment pricing increase of 2% equates to a 4% improvement in our merchant business, where pricing was favorable across most product lines.
Operating income of $388.2 increased 10%, or $33.8, as higher volumes of $35 and positive pricing, net of power and fuel costs, of $18 were partially offset by higher costs of $15 and unfavorable currency of $4. Higher costs for inflation, planned maintenance expense, depreciation expense, and incentive compensation were partially offset by income recognized on the sale of an equity method investment. Operating margin of 30.1% increased 180 bp from 28.3% in the prior year.
Equity affiliates’ income of $35.1 decreased 5%, or $2.0.

Asia

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$817.1	$793.8	$23.3	3%
Operating income	216.4	211.2	5.2	2%
Operating margin	26.5%	26.6%		(10	bp)
Equity affiliates’ income	$10.3	$4.2	$6.1	145%
Adjusted EBITDA	349.6	327.2	22.4	7%
Adjusted EBITDA margin	42.8%	41.2%		160	bp
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	2%
Price	—%
Energy cost pass-through to customers	2%
Currency	(1%)
Total Asia Sales Change	3%

Sales of $817.1 increased 3%, or $23.3, as higher volumes of 2% driven by new on-site assets and higher energy cost pass-through to customers of 2% were partially offset by an unfavorable currency impact of 1%. Pricing was flat versus the prior year.
Operating income of $216.4 increased 2%, or $5.2, due to lower costs of $6 and favorable volumes of $3, partially offset by lower pricing, net of power and fuel costs, of $2 and unfavorable currency of $2. The cost improvement was primarily attributable to productivity improvements, which were partially offset by higher costs related to incentive compensation and inflation. Operating margin of 26.5% decreased 10 bp from 26.6% in the prior year.
Equity affiliates’ income of $10.3 increased 145%, or $6.1, driven by prior year maintenance expense at an affiliate in China.

Europe

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%/bp
Sales	$697.2	$731.2	($34.0)	(5%)
Operating income	186.5	197.6	(11.1)	(6%)
Operating margin	26.7%	27.0%		(30	bp)
Equity affiliates’ income	$18.2	$20.7	($2.5)	(12%)
Adjusted EBITDA	259.2	266.5	(7.3)	(3%)
Adjusted EBITDA margin	37.2%	36.4%		80	bp
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(5%)
Price	1%
Energy cost pass-through to customers	(1%)
Currency	—%
Total Europe Sales Change	(5%)

Sales of $697.2 decreased 5%, or $34.0, due to lower volumes of 5% and lower energy cost pass-through to customers of 1%, partially offset by higher pricing of 1%. The unfavorable volumes were driven by a lower contribution from our on-site business and lower helium in our merchant business. Currency remained flat versus the prior year.
Operating income of $186.5 decreased 6%, or $11.1, due to lower volumes of $23, partially offset by higher pricing, net of power and fuel costs, of $10 and favorable costs of $2. The lower costs were driven by productivity improvements and lower costs for planned maintenance outages, which were partially offset by inflation and higher depreciation expense. Operating margin of 26.7% decreased 30 bp from 27.0% in the prior year.
Equity affiliates’ income of $18.2 decreased 12%, or $2.5.
Middle East and India

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%
Sales	$32.8	$35.4	($2.6)	(7%)
Operating (loss) income	(0.6)	3.9	(4.5)	(115%)
Equity affiliates' income	85.0	92.9	(7.9)	(9%)
Adjusted EBITDA	90.9	103.4	(12.5)	(12%)

Sales of $32.8 decreased 7%, or $2.6, primarily due to lower demand for merchant products. Operating loss was $0.6 compared to income of $3.9 in the prior year, which also reflects the impact of higher costs.
Equity affiliates' income of $85.0 decreased 9%, or $7.9, as a higher portion of income from the JIGPC joint venture was allocated to shareholders entitled to preferred distributions. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.

Corporate and other

	Three Months Ended
	31 December		Change vs. Prior Year
	2024	2023	$	%
Sales	$96.8	$184.9	($88.1)	(48%)
Operating loss	(117.0)	(100.2)	(16.8)	(17%)
Equity affiliates' income	2.0	3.5	(1.5)	(43%)
Adjusted EBITDA	(105.5)	(83.8)	(21.7)	(26%)
Sales of $96.8 decreased 48%, or $88.1, primarily due to the divestiture of the LNG business in September 2024.
Operating loss of $117.0 increased 17%, or $16.8. The increase was driven by the divestiture of the LNG business, which generated operating income of approximately $25 for the first quarter of fiscal year 2024, as well as higher costs for incentive compensation.
Equity affiliates' income of $2.0 decreased 43%, or $1.5.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of U.S. Dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted earnings per share ("EPS"), adjusted EBITDA, adjusted EBITDA margin, the adjusted effective tax rate, and capital expenditures. On a segment basis, these measures include adjusted EBITDA and adjusted EBITDA margin. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude non-GAAP adjustments that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans. Additionally, during the first quarter of fiscal year 2025, we excluded costs associated with our response to actions of activist shareholders, which are not associated with the ongoing operation of our business and are difficult to predict in future periods. We may also exclude certain expenses associated with cost reduction actions and impairment charges as well as gains on disclosed transactions. The reader should be aware that we may recognize similar losses or gains in the future.
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
ADJUSTED EPS
The table below provides a reconciliation to the most directly comparable GAAP measure for each of the major components used to calculate adjusted EPS, which we view as a key performance metric. In periods that we have non-GAAP adjustments, we believe it is important for the reader to understand the per share impact of each such adjustment because management does not consider these impacts when evaluating underlying business performance. Per share impacts are calculated independently and may not sum to total GAAP EPS and total adjusted EPS due to rounding.

Q1 2025 vs. Q1 2024	Operating Income	Other Non-Operating Income/Expense, Net	Income Tax Provision	Net Income Attributable to Air Products	EPS
Q1 2025 GAAP	$643.6	$38.9	$140.7	$617.4	$2.77
Q1 2024 GAAP	666.9	(14.8)	135.4	609.3	2.73
$ Change GAAP					$0.04
% Change GAAP					1%
Q1 2025 GAAP	$643.6	$38.9	$140.7	$617.4	$2.77
Shareholder activism costs	29.9	—	8.0	21.9	0.10
Gain on de-designation of cash flow hedges(A)	—	(38.8)	(3.3)	(10.3)	(0.05)
Non-service pension cost, net	—	10.5	2.6	7.9	0.04
Q1 2025 Non-GAAP ("Adjusted")	$673.5	$10.6	$148.0	$636.9	$2.86
Q1 2024 GAAP	$666.9	($14.8)	$135.4	$609.3	$2.73
Non-service pension cost, net	—	24.9	6.2	18.7	0.08
Q1 2024 Non-GAAP ("Adjusted")	$666.9	$10.1	$141.6	$628.0	$2.82
$ Change Non-GAAP ("Adjusted")					$0.04
% Change Non-GAAP ("Adjusted")					1%

(A) Unrealized gain attributable to noncontrolling partners was $25.2.

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
The table below presents consolidated sales and a reconciliation of net income on a GAAP basis to adjusted EBITDA and net income margin on a GAAP basis to adjusted EBITDA margin:

	Three Months Ended 31 December
	2024		2023
	$	Margin	$	Margin
Sales	$2,931.5		$2,997.4

Net income and net income margin	$649.8	22.2%	$621.6	20.7%
Add: Interest expense	42.6	1.5%	53.5	1.8%
Less: Other non-operating income (expense), net	38.9	1.3%	(14.8)	(0.5%)
Add: Income tax provision	140.7	4.8%	135.4	4.5%
Add: Depreciation and amortization	366.8	12.5%	349.2	11.7%
Add: Shareholder activism costs	29.9	1.0%	—	—%
Adjusted EBITDA and adjusted EBITDA margin	$1,190.9	40.6%	$1,174.5	39.2%
Change GAAP
Net income $ change	$28.2
Net income % change	5%
Net income margin change	150bp
Change Non-GAAP
Adjusted EBITDA $ change	$16.4
Adjusted EBITDA % change	1%
Adjusted EBITDA margin change	140bp

The tables below present sales and a reconciliation of operating income and operating margin by segment to adjusted EBITDA and adjusted EBITDA margin by segment for the three months ended 31 December 2024 and 2023:

	Three Months Ended
	31 December		Change vs. Prior Year
Americas	2024	2023	$	%/bp
Sales	$1,287.6	$1,252.1	$35.5	3%

Operating income	388.2	354.4	33.8	10%
Operating margin	30.1%	28.3%		180	bp

Reconciliation of GAAP to Non-GAAP:
Operating income	$388.2	$354.4
Add: Depreciation and amortization	173.4	169.7
Add: Equity affiliates' income	35.1	37.1
Adjusted EBITDA	$596.7	$561.2	$35.5	6%
Adjusted EBITDA margin	46.3%	44.8%		150	bp

	Three Months Ended
	31 December		Change vs. Prior Year
Asia	2024	2023	$	%/bp
Sales	$817.1	$793.8	$23.3	3%

Operating income	216.4	211.2	5.2	2%
Operating margin	26.5%	26.6%		(10	bp)

Reconciliation of GAAP to Non-GAAP:
Operating income	$216.4	$211.2
Add: Depreciation and amortization	122.9	111.8
Add: Equity affiliates' income	10.3	4.2
Adjusted EBITDA	$349.6	$327.2	$22.4	7%
Adjusted EBITDA margin	42.8%	41.2%		160	bp

	Three Months Ended
	31 December		Change vs. Prior Year
Europe	2024	2023	$	%/bp
Sales	$697.2	$731.2	($34.0)	(5%)

Operating income	186.5	197.6	(11.1)	(6%)
Operating margin	26.7%	27.0%		(30	bp)

Reconciliation of GAAP to Non-GAAP:
Operating income	$186.5	$197.6
Add: Depreciation and amortization	54.5	48.2
Add: Equity affiliates' income	18.2	20.7
Adjusted EBITDA	$259.2	$266.5	($7.3)	(3%)
Adjusted EBITDA margin	37.2%	36.4%		80	bp

	Three Months Ended
	31 December		Change vs. Prior Year
Middle East and India	2024	2023	$	%
Sales	$32.8	$35.4	($2.6)	(7%)

Operating (loss) income	(0.6)	3.9	(4.5)	(115%)
Reconciliation of GAAP to Non-GAAP:
Operating (loss) income	($0.6)	$3.9
Add: Depreciation and amortization	6.5	6.6
Add: Equity affiliates' income	85.0	92.9
Adjusted EBITDA	$90.9	$103.4	($12.5)	(12%)

	Three Months Ended
	31 December		Change vs. Prior Year
Corporate and other	2024	2023	$	%
Sales	$96.8	$184.9	($88.1)	(48%)

Operating loss	(117.0)	(100.2)	(16.8)	(17%)
Reconciliation of GAAP to Non-GAAP:
Operating loss	($117.0)	($100.2)
Add: Depreciation and amortization	9.5	12.9
Add: Equity affiliates' income	2.0	3.5
Adjusted EBITDA	($105.5)	($83.8)	($21.7)	(26%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 December
	2024	2023
Income tax provision	$140.7	$135.4
Income before taxes	790.5	757.0
Effective tax rate	17.8%	17.9%

Income tax provision	$140.7	$135.4
Shareholder activism costs tax impact	8.0	—
Gain on de-designation of cash flow hedges tax impact	(3.3)	—
Non-service pension cost, net tax impact	2.6	6.2
Adjusted income tax provision	$148.0	$141.6

Income before taxes	$790.5	$757.0
Shareholder activism costs	29.9	—
Gain on de-designation of cash flow hedges	(38.8)	—
Non-service pension cost, net	10.5	24.9
Adjusted income before taxes	$792.1	$781.9
Adjusted effective tax rate	18.7%	18.1%

CAPITAL EXPENDITURES
Capital expenditures is a non-GAAP financial measure that we define as the sum of cash flows for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), investment in and advances to unconsolidated affiliates, and investment in financing receivables on our consolidated statements of cash flows. Additionally, we adjust additions to plant and equipment to exclude NEOM Green Hydrogen Company (“NGHC”) expenditures funded by the joint venture's project financing, which is non-recourse to Air Products, as well as our partners’ equity contributions to arrive at a measure that we believe is more representative of our investment activities. Substantially all the funding we provide to NGHC is limited for use by the venture for its capital expenditures.
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2024	2023
Cash used for investing activities	$2,182.1	$1,665.6
Proceeds from sale of assets and investments	34.4	4.2
Purchases of investments	(117.6)	(55.5)
Proceeds from investments	5.0	120.1
Other investing activities	29.0	12.9
NGHC expenditures not funded by Air Products' equity(A)	(923.1)	(361.6)
Capital expenditures	$1,209.8	$1,385.7
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
As of 31 December 2024, we had $1,474.2 of foreign cash and cash items compared to total cash and cash items of $1,845.5. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Three Months Ended
	31 December
	2024	2023
Net income attributable to Air Products	$617.4	$609.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	366.8	349.2
Deferred income taxes	(6.3)	13.5
Undistributed earnings of equity method investments	(48.4)	(41.5)
Gain on sale of assets and investments	(10.1)	(1.4)
Share-based compensation	16.4	13.8
Noncurrent lease receivables	15.0	20.0
Other adjustments	(122.6)	33.3
Changes in working capital accounts	(16.5)	(369.6)
Cash Provided by Operating Activities	$811.7	$626.6
For the first three months of fiscal year 2025, cash provided by operating activities was $811.7. Other adjustments of $122.6 primarily included adjustments for noncash currency impacts of intercompany balances. The working capital accounts were a use of cash of $16.5. A use of cash of $47.8 within "Trade receivables" due to the timing of cash collections was partially offset by a source of cash of $30.5 within "Payables and accrued liabilities". The source of cash within "Payables and accrued liabilities" primarily resulted from an increase in accrued utilities and changes in the fair value of derivative contracts that hedge intercompany loans, partially offset by payments for incentive compensation under the fiscal year 2024 plan.
In January 2025, we made U.S. Federal and State income tax payments of approximately $395 that primarily related to the gain on the sale of the LNG business in September 2024.
For the first three months of fiscal year 2024, cash provided by operating activities was $626.6. The working capital accounts were a use of cash of $369.6, primarily driven by $268.5 from payables and accrued liabilities, $64.5 from other receivables, and $48.6 from inventories. The use of cash within "Payables and Accrued Liabilities" primarily resulted from payments for incentive compensation, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash within "Other receivables" primarily related to the payment of value added taxes incurred in the construction of our larger projects, for which we claimed a refund. The use of cash within "Inventories" primarily related to purchases of helium.

Cash Flows From Investing Activities

	Three Months Ended
	31 December
	2024	2023
Additions to plant and equipment, including long-term deposits	($2,117.6)	($1,445.5)
Investment in financing receivables	(15.3)	(301.8)
Proceeds from sale of assets and investments	34.4	4.2
Purchases of investments	(117.6)	(55.5)
Proceeds from investments	5.0	120.1
Other investing activities	29.0	12.9
Cash Used for Investing Activities	($2,182.1)	($1,665.6)
For the first three months of fiscal year 2025, cash used for investing activities was $2,182.1. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $2,117.6. Refer to the "Capital Expenditures" section below for further detail. Purchases of investments of $117.6 included purchases of time deposits, which have terms greater than three months but less than one year, and exceeded proceeds from investments of $5.0.
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
Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 46 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Three Months Ended
	31 December
	2024	2023
Additions to plant and equipment, including long-term deposits	$2,117.6	$1,445.5
Investment in financing receivables	15.3	301.8
NGHC expenditures not funded by Air Products' equity(A)	(923.1)	(361.6)
Capital Expenditures	$1,209.8	$1,385.7
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.
Capital expenditures for the first three months of fiscal year 2025 totaled $1,209.8 compared to $1,385.7 for the first three months of fiscal year 2024. Spending for plant and equipment primarily included project spending for our clean energy projects such as the NEOM Green Hydrogen Project in NEOM City, Saudi Arabia, as well as our clean energy complexes in Louisiana, United States, and Alberta, Canada. Additionally, we continue to invest capital in our core industrial gas business for new industrial gas plants as well as maintaining and replacing existing facilities. The investment in financing receivables of $15.3 during the first quarter of fiscal year 2025 relates to remaining payments associated with the purchase of a natural gas-to-syngas processing facility in Uzbekistan. The prior year investment in financing receivables of $301.8 included a payment of $100 related to this facility as well as payments associated with the purchase of renewable fuel assets from World Energy. Refer to Note 14, Supplemental Information, and Note 3, Variable Interest Entities, to the consolidated financial statements, respectively, for additional information.

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
We expect capital expenditures for fiscal year 2025 in the range of $4.5 billion to $5.0 billion. We anticipate capital expenditures to be funded with our current cash balance, cash generated from continuing operations, and additional financing activities.
Cash Flows From Financing Activities

	Three Months Ended
	31 December
	2024	2023
Long-term debt proceeds	$459.2	$810.4
Payments on long-term debt	(12.1)	(54.8)
(Decrease) Increase in commercial paper and short-term borrowings	(21.5)	1,020.9
Dividends paid to shareholders	(393.6)	(388.9)
Proceeds from stock option exercises	1.1	5.3
Investments by noncontrolling interests	280.9	34.5
Other financing activities	(39.8)	(64.6)
Cash Provided by Financing Activities	$274.2	$1,362.8
For the first three months of fiscal year 2025, cash provided by financing activities was $274.2. The source of cash was driven by long-term debt proceeds of $459.2 and investments by noncontrolling interests of $280.9, both of which primarily relate to capital spending by NGHC. These sources of cash were partially offset by dividend payments to shareholders of $393.6.
For the first three months of fiscal year 2024, cash provided by financing activities was $1,362.8. The source of cash was primarily driven by a net increase in commercial paper and short-term borrowings of $1,020.9 and long-term debt proceeds of $810.4. The long-term debt proceeds primarily related to capital spending by NGHC. These sources of cash were partially offset by dividend payments to shareholders of $388.9 and payments on long-term debt of $54.8.
Financing and Capital Structure
Debt
Total debt increased to $14.5 billion as of 31 December 2024 from $14.2 billion as of 30 September 2024 due to additional borrowings under project financing associated with the NEOM Green Hydrogen Project as further discussed below. Total debt includes related party debt of $292.7 and $304.4 as of 31 December 2024 and 30 September 2024, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 December 2024, we were in compliance with all of the financial and other covenants under our debt agreements.

Credit Facilities
We have a five-year $3.0 billion revolving credit agreement maturing 31 March 2029 (the “2024 Five-Year Credit Agreement”) as well as a 364-day $500 revolving credit agreement maturing 27 March 2025 that we have the ability to convert into a term loan maturing 27 March 2026 (the "2024 364-Day Credit Agreement" and, together with the 2024 Five-Year Credit Agreement, the "2024 Credit Agreements"). Both of the 2024 Credit Agreements are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the 2024 Credit Agreements as of 31 December 2024.
We also have credit facilities available to certain of our foreign subsidiaries totaling $1,196.9, of which $1,102.0 was borrowed and outstanding as of 31 December 2024. The amount borrowed and outstanding as of 30 September 2024 was $1,129.0.
NEOM Green Hydrogen Project Financing
NGHC has access to project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 31 December 2024, the joint venture had borrowed short- and long-term principal amounts totaling $3.8 billion compared to $3.3 billion as of 30 September 2024. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. We believe providing a consistent dividend plays a critical part in the creation of shareholder value and expect to return approximately $1.6 billion to shareholders in 2025.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. On 21 November 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that is payable on 10 February 2025 to shareholders of record at the close of business on 2 January 2025. Additionally, on 22 January 2025, the Board of Directors approved a $0.02 per share increase to our quarterly dividend, marking the 43rd consecutive year of dividend increases. The dividend declared in January is payable on 12 May 2025 to shareholders of record at the close of business on 1 April 2025. We expect to continue our history of increasing our quarterly dividend.

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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended
	31 December
	2024	2023
Service cost	$5.2	$5.2
Non-service cost	10.5	24.9
Other	0.1	0.1
Net Periodic Cost	$15.8	$30.2
Net periodic cost was $15.8 and $30.2 for the three months ended 31 December 2024 and 2023, respectively. The decrease in costs versus the prior year were primarily attributable to non-service costs, which were driven by a higher expected return on plan assets due to a higher beginning balance of plan assets, lower interest cost, and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2025 and 2024 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2024 and 2023, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $8.2 and $12.0, respectively.
Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2024 Form 10-K. There were no significant changes to our accounting policies during the first three months of fiscal year 2025.
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

Judgments and estimates of uncertainties are required to apply our accounting policies in many areas. However, application of policies that management has identified as critical places significant importance on management’s judgment, often as the result of the need to make estimates about the effects of matters that are inherently uncertain. During the first three months of fiscal year 2025, we recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income by approximately $28 for the three months ended 31 December 2024. There were no other changes to our estimates during the first three months of fiscal year 2025 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2024 Form 10-K.
Our net financial instrument position decreased from a liability of $13,855.3 at 30 September 2024 to a liability of $13,746.8 at 31 December 2024. The decrease was primarily due to the strengthening of the U.S. Dollar that was offset by additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 31 December 2024 and 30 September 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 December 2024, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $977 and $1,035 in the net liability position of financial instruments at 31 December 2024 and 30 September 2024, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,128 and $1,197 in the net liability position of financial instruments at 31 December 2024 and 30 September 2024, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2024.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 December 2024, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $422 and $408 in the net liability position of financial instruments at 31 December 2024 and 30 September 2024, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2024, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the first quarter of fiscal year 2025.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2025 Awards. †

	10.2	Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2025 Awards. †

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

	(32)	Section 1350 Certifications

	32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

	(101)	Interactive Data Files

	101.INS	Inline XBRL Instance Document. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document.

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

	104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

†	Indicates management contract or compensatory arrangement
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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	6 February 2025