Form 10-Q
period 2025-03-31
Air Products & Chemicals, Inc.
filed 2025-05-01
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	APD	New York Stock Exchange
0.500% Euro Notes due 2028	APD28	New York Stock Exchange
2.950% Euro Notes due 2031	APD31	New York Stock Exchange
0.800% Euro Notes due 2032	APD32	New York Stock Exchange
4.000% Euro Notes due 2035	APD35	New York Stock Exchange
3.450% Euro Notes due 2037	APD37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 March 2025 was 222,544,214.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 March 2025

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of U.S. Dollars, except for share and per share data)	2025	2024	2025	2024
Sales	$2,916.2	$2,930.2	$5,847.7	$5,927.6
Cost of sales	2,053.9	1,991.5	4,070.4	4,058.7
Selling and administrative expense	222.0	240.6	464.4	479.0
Research and development expense	22.9	25.4	44.9	51.1
Business and asset actions	2,927.9	57.0	2,927.9	57.0
Shareholder activism-related costs	31.4	—	61.3	—
Other income (expense), net	13.9	21.5	36.8	22.3
Operating Income (Loss)	(2,328.0)	637.2	(1,684.4)	1,304.1
Equity affiliates' income	145.5	143.3	296.1	301.7
Interest expense	42.2	59.9	84.8	113.4
Other non-operating income (expense), net	(18.6)	(9.2)	20.3	(24.0)
Income (Loss) Before Taxes	(2,243.3)	711.4	(1,452.8)	1,468.4
Income tax expense (benefit)	(505.8)	130.5	(365.1)	265.9
Net Income (Loss)	(1,737.5)	580.9	(1,087.7)	1,202.5
Net income (loss) attributable to noncontrolling interests	(6.9)	8.5	25.5	20.8
Net Income (Loss) Attributable to Air Products	($1,730.6)	$572.4	($1,113.2)	$1,181.7

Per Share Data (U.S. Dollars per share)
Basic earnings (loss) per share attributable to Air Products	($7.77)	$2.57	($5.00)	$5.31
Diluted earnings (loss) per share attributable to Air Products	($7.77)	$2.57	($5.00)	$5.30

Weighted Average Common Shares (in millions)
Basic	222.8	222.5	222.7	222.5
Diluted	222.8	222.7	222.7	222.8
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of U.S. Dollars)	2025	2024
Net Income (Loss)	($1,737.5)	$580.9
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($34.3) and $16.7	102.3	(223.8)
Net gain (loss) on derivatives, net of tax of $3.9 and $0.2	(45.0)	82.3
Reclassification adjustments:
Currency translation adjustment	2.5	—
Derivatives, net of tax of ($2.3) and $10.6	(7.0)	34.8
Pension and postretirement benefits, net of tax of $3.6 and $4.5	11.0	13.6
Total Other Comprehensive Income (Loss)	63.8	(93.1)
Comprehensive Income (Loss)	($1,673.7)	$487.8
Net Income (Loss) Attributable to Noncontrolling Interests	(6.9)	8.5
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(44.7)	62.5
Comprehensive Income (Loss) Attributable to Air Products	($1,622.1)	$416.8

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2025	2024
Net Income (Loss)	($1,087.7)	$1,202.5
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $11.9 and ($13.1)	(521.7)	156.8
Net gain (loss) on derivatives, net of tax of ($18.1) and $5.7	20.7	(78.8)
Reclassification adjustments:
Currency translation adjustment	2.5	—
Derivatives, net of tax of $25.5 and ($2.2)	84.9	(7.4)
Pension and postretirement benefits, net of tax of $6.9 and $8.7	22.0	27.3
Total Other Comprehensive Income (Loss)	(391.6)	97.9
Comprehensive Income (Loss)	($1,479.3)	$1,300.4
Net Income Attributable to Noncontrolling Interests	25.5	20.8
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	58.4	(75.6)
Comprehensive Income (Loss) Attributable to Air Products	($1,563.2)	$1,355.2
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of U.S. Dollars, except for share and per share data)	2025	2024
Assets
Current Assets
Cash and cash items	$1,491.4	$2,979.7
Short-term investments	111.4	5.0
Trade receivables, net	1,845.9	1,821.6
Inventories	769.7	766.0
Prepaid expenses	261.6	179.9
Other receivables and current assets	707.6	610.8
Total Current Assets	$5,187.6	$6,363.0
Investment in net assets of and advances to equity affiliates	5,128.7	4,792.5
Plant and equipment, at cost	40,645.8	39,950.9
Less: accumulated depreciation	16,612.4	16,580.0
Plant and equipment, net	$24,033.4	$23,370.9
Goodwill, net	887.1	905.1
Intangible assets, net	281.6	311.6
Operating lease right-of-use assets, net	970.3	1,047.7
Noncurrent lease receivables	324.2	392.1
Financing receivables	965.3	1,220.2
Other noncurrent assets	1,094.7	1,171.5
Total Noncurrent Assets	$33,685.3	$33,211.6
Total Assets(A)	$38,872.9	$39,574.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,423.9	$2,926.2
Accrued income taxes	182.8	558.5
Short-term borrowings	773.2	83.5
Current portion of long-term debt	830.7	611.4
Total Current Liabilities	$5,210.6	$4,179.6
Long-term debt	14,153.1	13,428.6
Long-term debt – related party	100.9	104.4
Noncurrent operating lease liabilities	637.4	677.9
Other noncurrent liabilities	1,320.9	1,350.5
Deferred income taxes	670.4	1,159.9
Total Noncurrent Liabilities	$16,882.7	$16,721.3
Total Liabilities(A)	$22,093.3	$20,900.9
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2025 and 2024 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,291.4	1,253.2
Retained earnings	17,637.3	19,545.7
Accumulated other comprehensive loss	(2,477.7)	(2,027.7)
Treasury stock, at cost (2025 - 26,911,370 shares; 2024 - 27,083,166 shares)	(1,997.0)	(1,984.1)
Total Air Products Shareholders’ Equity	$14,703.4	$17,036.5
Noncontrolling Interests(A)	2,076.2	1,637.2
Total Equity	$16,779.6	$18,673.7
Total Liabilities and Equity	$38,872.9	$39,574.6
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $6,225.5 and $4,393.9 as of 31 March 2025 and 30 September 2024, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $4,479.5 and $3,473.4 as of 31 March 2025 and 30 September 2024, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2025	2024
Operating Activities
Net income (loss)	($1,087.7)	$1,202.5
Less: Net income attributable to noncontrolling interests	25.5	20.8
Net income (loss) attributable to Air Products	($1,113.2)	$1,181.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	$750.4	$710.0
Deferred income taxes	(540.1)	6.9
Tax reform repatriation	(34.9)	—
Business and asset actions	2,927.9	57.0
Undistributed earnings of equity method investments	(129.4)	(118.2)
Gain on sale of assets and investments	(12.3)	(18.2)
Share-based compensation	54.7	28.5
Noncurrent lease receivables	28.0	40.2
Other adjustments	(87.8)	26.5
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(66.9)	30.9
Inventories	(24.4)	(72.7)
Other receivables	6.5	(31.6)
Payables and accrued liabilities	(47.7)	(301.0)
Other working capital	(571.0)	(111.7)
Cash Provided by Operating Activities	$1,139.8	$1,428.3
Investing Activities
Additions to plant and equipment, including long-term deposits	($4,009.1)	($3,114.9)
Investment in and advances to unconsolidated affiliates	(365.4)	—
Investment in financing receivables	(35.8)	(392.4)
Proceeds from sale of assets and investments	36.5	20.2
Purchases of investments	(117.6)	(136.4)
Proceeds from investments	11.1	367.4
Other investing activities	60.9	30.1
Cash Used for Investing Activities	($4,419.4)	($3,226.0)
Financing Activities
Long-term debt proceeds	$2,002.5	$3,649.0
Payments on long-term debt	(332.3)	(64.7)
Increase (Decrease) in commercial paper and short-term borrowings	645.6	(131.9)
Dividends paid to shareholders	(787.4)	(777.9)
Proceeds from stock option exercises	1.1	5.7
Investments by noncontrolling interests	355.7	142.6
Other financing activities	(60.1)	(110.3)
Cash Provided by Financing Activities	$1,825.1	$2,712.5
Effect of Exchange Rate Changes on Cash	(33.8)	3.2
Increase (Decrease) in cash and cash items	($1,488.3)	$918.0
Cash and cash items – Beginning of year	2,979.7	1,617.0
Cash and Cash Items – End of Period	$1,491.4	$2,535.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Six Months Ended 31 March 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income (loss)	—	—	(1,113.2)	—	—	(1,113.2)	25.5	(1,087.7)
Other comprehensive income (loss)	—	—	—	(450.0)	—	(450.0)	58.4	(391.6)
Dividends on common stock ($3.56 per share)	—	—	(792.1)	—	—	(792.1)	—	(792.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Share-based compensation	—	51.0	—	—	—	51.0	—	51.0
Issuance of treasury shares for stock option and award plans	—	(12.8)	—	—	(12.9)	(25.7)	—	(25.7)
Investments by noncontrolling interests	—	—	—	—	—	—	362.4	362.4
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6

	Six Months Ended 31 March 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	1,181.7	—	—	1,181.7	20.8	1,202.5
Other comprehensive income (loss)	—	—	—	173.5	—	173.5	(75.6)	97.9
Dividends on common stock ($3.52 per share)	—	—	(782.5)	—	—	(782.5)	—	(782.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.7)	(13.7)
Share-based compensation	—	29.5	—	—	—	29.5	—	29.5
Issuance of treasury shares for stock option and award plans	—	(4.5)	—	—	1.5	(3.0)	—	(3.0)
Investments by noncontrolling interests	—	—	—	—	—	—	142.6	142.6
Other equity transactions	—	0.2	1.1	—	—	1.3	—	1.3
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9
(A)Accumulated other comprehensive loss

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 31 March 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 December 2024	$249.4	$1,260.9	$19,767.3	($2,586.2)	($1,999.1)	$16,692.3	$2,046.4	$18,738.7
Net loss	—	—	(1,730.6)	—	—	(1,730.6)	(6.9)	(1,737.5)
Other comprehensive income (loss)	—	—	—	108.5	—	108.5	(44.7)	63.8
Dividends on common stock ($1.79 per share)	—	—	(398.3)	—	—	(398.3)	—	(398.3)
Share-based compensation	—	36.7	—	—	—	36.7	—	36.7
Issuance of treasury shares for stock option and award plans	—	(6.0)	—	—	2.1	(3.9)	—	(3.9)
Investments by noncontrolling interests	—	—	—	—	—	—	81.4	81.4
Other equity transactions	—	(0.2)	(1.1)	—	—	(1.3)	—	(1.3)
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6

	Three Months Ended 31 March 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 December 2023	$249.4	$1,200.0	$17,510.0	($2,120.3)	($1,966.1)	$14,873.0	$1,256.1	$16,129.1
Net income	—	—	572.4	—	—	572.4	8.5	580.9
Other comprehensive income (loss)	—	—	—	(155.6)	—	(155.6)	62.5	(93.1)
Dividends on common stock ($1.77 per share)	—	—	(393.5)	—	—	(393.5)	—	(393.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.7)	(13.7)
Share-based compensation	—	15.7	—	—	—	15.7	—	15.7
Issuance of treasury shares for stock option and award plans	—	(0.1)	—	—	0.3	0.2	—	0.2
Investments by noncontrolling interests(B)	—	—	—	—	—	—	108.1	108.1
Other equity transactions	—	0.1	1.1	—	—	1.2	—	1.2
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9
(A)Accumulated other comprehensive loss
(B)Includes noncash activity for conversion of shareholder loans to equity in the NEOM Green Hydrogen Company joint venture.

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
Major Accounting Policies
Refer to our 2024 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first six months of fiscal year 2025.
Estimates and Assumptions
Preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these statements and the accompanying notes. Actual results could differ from those estimates.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Climate-Related Disclosures
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors", which includes final rules for providing qualitative and quantitative disclosures regarding certain climate-related topics on an annual basis. As a result of ongoing litigation, the SEC issued an order in April 2024 to stay the effectiveness of the rules during judicial review in a U.S. court. The SEC announced that it withdrew its defense of the rules in March 2025; however, the rules have not been formally rescinded and judicial proceedings are continuing.
The outcome of judicial proceedings remains uncertain. We will continue to monitor the status of the rules, which could be effective for us beginning in fiscal year 2026. If the rules are not overturned or rescinded and take effect on schedule, prospective adoption will be permitted with phased-in compliance beginning with our Annual Report on Form 10-K for the fiscal year ending 30 September 2026. We are evaluating the impact these rules may have on our disclosures.

Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". We will adopt the update upon its effective date, which applies to our Annual Report on Form 10-K for the fiscal year ending 30 September 2025 and Forms 10-Q for interim periods thereafter. Upon adoption, we will expand our segment financial information disclosures to include significant expense categories that are regularly provided to our chief operating decision maker as well as other segment items reflected in the reported measure of segment profit or loss. Historical periods provided in the affected reports will be recast to conform to the amended presentation.
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
Under the project financing discussed below, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided on page 15.

Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction ("EPC") agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional credit facilities that are non-recourse to Air Products, which total approximately $500 and are primarily for NGHC's working capital needs. Total principal borrowings were $4.3 billion and $3.3 billion as of 31 March 2025 and 30 September 2024, respectively. These balances include short-term borrowings of $64.4 and $51.6, respectively, from a 5.60% variable rate Saudi Riyal facility. The remaining borrowings include long-term facilities that are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets.
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge the long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" on our consolidated income statements. During the three months ended 31 March 2025, we recognized an unrealized loss of $11.5 ($7.5 attributable to our noncontrolling partners, or $3.0 attributable to Air Products after tax). On a year-to-date basis, the total amount recognized was a net unrealized gain of $27.3 ($17.7 attributable to our noncontrolling partners, or $7.3 attributable to Air Products after tax). Refer to Note 8, Financial Instruments, for additional information.

NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 March	30 September
	2025	2024
Assets
Cash and cash items	$12.8	$34.5
Trade receivables, net	1.2	6.7
Prepaid expenses	36.8	31.2
Other receivables and current assets	132.1	120.6
Total Current Assets	$182.9	$193.0
Plant and equipment, net	5,643.1	3,929.9
Operating lease right-of-use assets, net	224.0	233.9
Other noncurrent assets	175.5	37.1
Total Noncurrent Assets	$6,042.6	$4,200.9
Total Assets	$6,225.5	$4,393.9
Liabilities
Payables and accrued liabilities	$344.8	$308.4
Accrued income taxes	0.9	2.0
Short-term borrowings	64.4	51.6
Total Current Liabilities	$410.1	$362.0
Long-term debt	3,997.1	3,053.3
Noncurrent operating lease liabilities	18.5	24.5
Other noncurrent liabilities	40.7	30.4
Deferred income taxes	13.1	3.2
Total Noncurrent Liabilities	$4,069.4	$3,111.4
Total Liabilities	$4,479.5	$3,473.4
Equity
Accumulated other comprehensive income	$44.2	$13.8
Noncontrolling interests	1,281.6	937.6

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
Our loss exposure is limited to our investment in the joint venture. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $3,060.0 and $2,871.2 as of 31 March 2025 and 30 September 2024, respectively. The balance as of 31 March 2025 reflects a final investment of approximately $115 that we completed during the second quarter of fiscal year 2025. This investment was made in the form of a shareholder loan, which the joint venture used to purchase additional assets.
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
World Energy
In November 2023, we purchased a sustainable aviation fuel (“SAF”) facility in Paramount, California, from World Energy and accounted for the transaction as a financing arrangement because the agreement contained an embedded sales-type lease. As of 30 September 2024, the related financing receivable had a carrying value of approximately $300. Additionally, we entered into a Master Project Agreement ("MPA") that included terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. The MPA also included a tolling arrangement whereby we would receive feedstock from and produce renewable fuels for World Energy over a term to conclude 15 years after onstream of the expansion project with the option to renew for two five-year terms. Subsequently, the expansion project was put on hold pending receipt of permits.
We determined that World Energy is a VIE, and our financing receivable represented a variable interest in World Energy. We are not the primary beneficiary as we do not have control over their key operating decisions, including feedstock supply, production of renewable fuels, and negotiating and executing supply agreements with customers.
During the second quarter of fiscal year 2025, we terminated the MPA and recorded a project exit charge of approximately $1.8 billion. The charge included $1.4 billion to write down assets that had primarily been reflected within "Plant and equipment, net" and $300 to establish an allowance for credit loss equal to the value of the financing receivable, which had previously been placed on non-accrual status. The remaining charge primarily reflects estimated costs to terminate contractual commitments and other obligations associated with exiting the site. While we have no further exposure to loss for our variable interest in World Energy as of 31 March 2025, there could be future impacts to earnings as we exit the project.
The charges discussed above were recorded in aggregate with those related to other strategic actions as described in Note 4, Business and Asset Actions. Estimates used to calculate the charges reflect our best judgment based on information available at the time the charges were recorded. The amount and timing of final settlement of these items may differ materially from our current estimates, which could materially impact our consolidated financial statements in future periods.

4. BUSINESS AND ASSET ACTIONS
Our consolidated income statements for the three and six months ended 31 March 2025 and 2024 include charges for business and asset actions of $2,934.7 ($2,290.6 attributable to Air Products after tax) and $57.0 ($43.8 after tax), respectively, for the strategic business and asset actions described below. These charges were not allocated to our reportable segments.
Project Exit Costs
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a project review in an effort to streamline our backlog and allow us to focus resources on projects that we believe will enhance value for our shareholders. In connection with this review, we decided to exit various projects related to clean energy generation and distribution.
As a result of these decisions, we recorded project exit costs of $2,861.8 and $6.8 through operating loss and equity affiliates' income, respectively. The majority of these costs related to projects in the Americas segment. The charge reflected in operating loss primarily includes the write down of project assets to their estimated net realizable value as well as estimated costs required to terminate various contractual commitments. The non-cash portion of this charge totaled approximately $2.4 billion, which was largely attributable to plant and equipment and other noncurrent assets associated with the sustainable aviation fuel expansion project with World Energy. The $6.8 recorded to equity affiliates' income reflects an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure in the region. The amount of these charges attributable to our noncontrolling partners was $3.5.
We expect cash expenditures associated with these actions to total approximately $500, of which approximately $90 was paid during the second quarter of fiscal year 2025. This estimate primarily reflects amounts to settle open purchase commitments, customer contracts, and expected asset retirement obligations. The remaining amount accrued on our consolidated balance sheet as of 31 March 2025 is reflected within "Payables and accrued liabilities".
Our estimates related to exiting these projects, including the net realizable value of assets to be disposed and expected future cash obligations, reflect our best judgment based on information available at the time the project exit costs were recorded. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods. Additionally, while we expect to complete exit activities within the next twelve months, we cannot predict the occurrence of future events and circumstances that could extend this process beyond one year in certain cases.
Global Cost Reduction Plan
We initiated a global cost reduction plan in June 2023 that provides severance and other postemployment benefits to employees identified for involuntarily separation. Benefits provided under the plan are calculated according to our ongoing benefit arrangements. During the second quarter of fiscal year 2025, we committed to taking additional actions under the plan and recorded related separation costs of $66.1. Our consolidated income statement for the comparative period reflects costs of $57.0 for actions identified during the second quarter of fiscal year 2024. Costs incurred since the plan was initiated in 2023 total $150.1 for approximately 2,400 employees globally.
As of 30 September 2024, the liability for unpaid benefits reflected within "Payables and accrued liabilities" on our consolidated balance sheet was $34.0. The table below reconciles this balance to the remaining liability as of 31 March 2025:

Amount accrued as of 30 September 2024	$34.0
Charge for severance and other benefits	66.1
Cash payments	(23.9)
Currency translation adjustment	(0.9)
Amount accrued as of 31 March 2025	$75.3

The remaining liability as of 31 March 2025 primarily relates to employees identified during the second quarter of fiscal year 2025. We expect implementation of these actions to be substantially complete by the end of the second quarter of fiscal year 2026. However, position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond one year in certain cases.

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
Disaggregation of Revenue
The tables provided below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the second quarter and first six months of fiscal years 2025 and 2024. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 31 March 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$760.5	$523.1	$249.2	$19.7	$—	$1,552.5	53%
Merchant	526.7	251.0	478.2	13.1	—	1,269.0	44%
Sale of equipment	—	—	—	—	94.7	94.7	3%
Total	$1,287.2	$774.1	$727.4	$32.8	$94.7	$2,916.2	100%

	Three Months Ended 31 March 2024

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$695.5	$495.9	$194.5	$18.5	$—	$1,404.4	48%
Merchant	550.3	283.8	473.4	17.2	—	1,324.7	45%
Sale of equipment	—	—	—	—	201.1	201.1	7%
Total	$1,245.8	$779.7	$667.9	$35.7	$201.1	$2,930.2	100%

	Six Months Ended 31 March 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,473.6	$1,052.4	$477.5	$37.3	$—	$3,040.8	52%
Merchant	1,101.2	538.8	947.1	28.3	—	2,615.4	45%
Sale of Equipment	—	—	—	—	191.5	191.5	3%
Total	$2,574.8	$1,591.2	$1,424.6	$65.6	$191.5	$5,847.7	100%

	Six Months Ended 31 March 2024

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,409.6	$999.1	$453.7	$36.0	$—	$2,898.4	48%
Merchant	1,088.3	574.4	945.4	35.1	—	2,643.2	45%
Sale of Equipment	—	—	—	—	386.0	386.0	7%
Total	$2,497.9	$1,573.5	$1,399.1	$71.1	$386.0	$5,927.6	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales for the periods presented.

Remaining Performance Obligations
As of 31 March 2025, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		31 March	30 September
	Balance Sheet Location	2025	2024
Assets
Contract assets – current	Other receivables and current assets	$118.8	$76.2
Contract fulfillment costs – current	Other receivables and current assets	105.9	103.7
Contract assets – noncurrent	Other noncurrent assets	52.6	—
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$244.0	$240.0
Contract liabilities – noncurrent	Other noncurrent liabilities	280.2	290.0
During the first six months of fiscal year 2025, we recognized sales of approximately $75 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2024.
6. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2025	2024
Finished goods	$191.3	$210.2
Work in process	49.4	42.2
Raw materials, supplies, and other	529.0	513.6
Inventories	$769.7	$766.0

7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2025 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2024	$146.3	$174.7	$534.3	$15.8	$34.0	$905.1
Currency translation	(2.3)	(6.0)	(9.7)	—	—	(18.0)
Goodwill, net as of 31 March 2025	$144.0	$168.7	$524.6	$15.8	$34.0	$887.1

	31 March	30 September
	2025	2024
Goodwill, gross	$1,165.3	$1,199.8
Accumulated impairment losses(A)	(278.2)	(294.7)
Goodwill, net	$887.1	$905.1
(A)Accumulated impairment losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment and include the impact of currency translation.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The business and asset actions discussed in Note 4 did not have a significant impact on the fair value of our reporting units as most of the assets were still under construction and did not significantly contribute to previous fair value estimates. Accordingly, we did not perform an interim goodwill impairment test during the second quarter of fiscal year 2025.

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2025 is 2.6 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 March 2025		30 September 2024
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,200.5	0.5	$4,003.2	0.6
Net investment hedges	779.2	2.3	911.4	2.5
Not designated	1,939.0	0.3	1,880.0	0.3
Total Forward Exchange Contracts	$5,918.7	0.7	$6,794.6	0.8
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €2,642.6 million ($2,858.5) at 31 March 2025 and €1,905.7 million ($2,121.9) at 30 September 2024. The designated foreign currency-denominated debt is presented within "Long-term debt" and "Current portion of long-term debt" on the consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 March 2025, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2025				30 September 2024
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	2.5	$800.0	SOFR	1.64%	3.0
Interest rate swaps (cash flow hedge)(A)	$2,750.8	2.77%	SOFR	20.7	$2,159.3	2.72%	SOFR	21.2
Interest rate swaps (not designated)(A)	$322.7	3.26%	SOFR	19.5	$461.4	3.27%	SOFR	20.5
Cross currency interest rate swaps (net investment hedge)	$—	—%	—%	0.0	$16.7	5.39%	3.64%	0.2
Cross currency interest rate swaps (cash flow hedge)	$308.4	5.12%	3.01%	1.8	$410.6	4.96%	2.80%	1.9
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$34.7	5.39%	3.64%	0.2
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

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 March	30 September	31 March	30 September
Balance Sheet Location	2025	2024	2025	2024
Current portion of long-term debt	$546.2	$—	($3.5)	$—
Long-term debt	$1,512.1	$2,057.1	($32.8)	($36.6)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March	30 September	Balance Sheet Location	31 March	30 September
		2025	2024		2025	2024
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$30.4	$74.5	Payables and accrued liabilities	$65.5	$21.6
Interest rate management contracts	Other receivables and current assets	5.3	1.2	Payables and accrued liabilities	3.6	1.2
Forward exchange contracts	Other noncurrent assets	15.6	9.6	Other noncurrent liabilities	10.8	15.6
Interest rate management contracts	Other noncurrent assets	165.6	34.3	Other noncurrent liabilities	33.5	40.2
Total Derivatives Designated as Hedging Instruments		$216.9	$119.6		$113.4	$78.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$5.4	$16.5	Payables and accrued liabilities	$10.4	$21.8
Interest rate management contracts	Other receivables and current assets	—	1.7	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	0.2	0.2	Other noncurrent liabilities	0.1	0.2
Interest rate management contracts	Other noncurrent assets	16.7	4.6	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$22.3	$23.0		$10.5	$22.0
Total Derivatives		$239.2	$142.6		$123.9	$100.6
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
Net Investment Hedging Relationships
Forward exchange contracts	($20.0)	$31.6	$33.9	($0.2)
Foreign currency debt	(112.4)	48.2	28.0	(41.7)
Cross currency interest rate swaps	—	0.8	0.4	(1.1)
Total Amount Recognized in OCI	(132.4)	80.6	62.3	(43.0)
Tax effects	32.1	(19.6)	(15.4)	10.5
Net Amount Recognized in OCI	($100.3)	$61.0	$46.9	($32.5)

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$43.4	($63.5)	($134.4)	$51.6
Forward exchange contracts, excluded components	(4.8)	(3.4)	(6.3)	(12.4)
Other(A)	(79.7)	149.4	143.3	(112.3)
Total Amount Recognized in OCI	(41.1)	82.5	2.6	(73.1)
Tax effects	(3.9)	(0.2)	18.1	(5.7)
Net Amount Recognized in OCI	($45.0)	$82.3	$20.7	($78.8)
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$2,916.2	$2,930.2	$2,053.9	$1,991.5	$42.2	$59.9	($18.6)	($9.2)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.2	($0.4)	$6.7	$0.5	$—	$—	($24.9)	$48.3
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	4.3	5.3
Other:
Amount reclassified from OCI into income	—	—	—	—	—	1.1	4.4	(9.4)
Total (Gain) Loss Reclassified from OCI to Income	0.2	(0.4)	6.7	0.5	—	1.1	(16.2)	44.2
Tax effects	(0.1)	0.1	(1.5)	(0.1)	—	(0.4)	3.9	(10.2)
Net (Gain) Loss Reclassified from OCI to Income	$0.1	($0.3)	$5.2	$0.4	$—	$0.7	($12.3)	$34.0
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$11.2	($8.2)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(11.2)	8.2	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Six Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$5,847.7	$5,927.6	$4,070.4	$4,058.7	$84.8	$113.4	$20.3	($24.0)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.4	($0.1)	$7.6	$1.8	$—	$—	$104.4	($26.6)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	10.4	11.0
Other:
Amount reclassified from OCI into income	—	—	—	—	0.5	2.4	(12.9)	1.9
Total (Gain) Loss Reclassified from OCI to Income	0.4	(0.1)	7.6	1.8	0.5	2.4	101.9	(13.7)
Tax effects	(0.1)	—	(1.6)	(0.4)	(0.2)	(0.9)	(23.6)	3.5
Net (Gain) Loss Reclassified from OCI to Income	$0.3	($0.1)	$6.0	$1.4	$0.3	$1.5	$78.3	($10.2)

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$0.3	$17.9	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(0.3)	(17.9)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($2.8)	($2.9)	$1.1	$0.3
De-designated interest rate swaps	—	—	11.5	—
Other	—	—	—	(0.7)
Total (Gain) Loss Recognized in Income	($2.8)	($2.9)	$12.6	($0.4)

	Six Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($6.7)	$0.3	($0.8)	($0.9)
De-designated interest rate swaps	—	—	(27.3)	—
Other	—	—	(1.7)	0.1
Total (Gain) Loss Recognized in Income	($6.7)	$0.3	($29.8)	($0.8)
The amount of unrealized gains and losses related to cash flow hedges as of 31 March 2025 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $37.6 and $47.3 as of 31 March 2025 and 30 September 2024, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $193.3 and $57.2 as of 31 March 2025 and 30 September 2024, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 March 2025		30 September 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$51.6	$51.6	$100.8	$100.8
Interest rate management contracts	187.6	187.6	41.8	41.8
Liabilities
Derivatives
Forward exchange contracts	$86.8	$86.8	$59.2	$59.2
Interest rate management contracts	37.1	37.1	41.4	41.4
Long-term debt, including current portion and related party	15,084.7	14,588.8	14,144.4	13,897.3
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 March 2025				30 September 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$51.6	$—	$51.6	$—	$100.8	$—	$100.8	$—
Interest rate management contracts	187.6	—	187.6	—	41.8	—	41.8	—
Total Assets at Fair Value	$239.2	$—	$239.2	$—	$142.6	$—	$142.6	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$86.8	$—	$86.8	$—	$59.2	$—	$59.2	$—
Interest rate management contracts	37.1	—	37.1	—	41.4	—	41.4	—
Total Liabilities at Fair Value	$123.9	$—	$123.9	$—	$100.6	$—	$100.6	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	31 March 2025
	Total	Level 1	Level 2	Level 3	Q2 FY25 Charge
Plant and Equipment(A)	$22.5			$22.5	$1,687.5
(A) As a result of our project exits, we assessed the recoverability of assets capable of being marketed in a secondary equipment market using an orderly liquidation valuation resulting in an impairment loss for the difference between the orderly liquidation value and net book value of the assets as of 31 March 2025. For additional information regarding our project exits, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
10. DEBT
Eurobond Issuance
In February 2025, we issued Euro-denominated senior fixed-rate notes ("Eurobonds") with an aggregate principal amount of €1.0 billion in a registered public offering. The interest rate, maturity, and carrying amount of each instrument as of 31 March 2025 are summarized in the table below:

	Fiscal Year Maturities	31 March 2025
Eurobonds 2.950%	2031	$540.9
Eurobonds 3.450%	2037	540.9
Total		$1,081.8

The proceeds from the Eurobonds were reduced by deferred financing charges and discounts of approximately $8, which are being amortized through interest expense over the life of the underlying bonds. We used the proceeds from the offering to repay commercial paper obligations, including those incurred prior to the closing of our 2025 Eurobond offering for repayment of €300 million aggregate principal amount outstanding of our 1.000% Eurobonds at maturity, plus accrued interest.
Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026. All other terms remain consistent with the original agreement. Fees associated with the refinancing were not material. Separately, we also have a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the five-year agreement and the 364-day agreement are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 31 March 2025.
As of 30 September 2024, we also had credit facilities available to certain of our foreign subsidiaries totaling $1,223.9, of which $1,129.0 was borrowed and outstanding. During the second quarter of fiscal year 2025, we derecognized long-term borrowings from two Saudi Riyal facilities upon deconsolidation of the Blue Hydrogen Industrial Gases Company ("BHIG") subsidiary. These borrowings had been drawn from a 7.35% variable-rate facility and a 2.00% stated rate facility, which had carrying values of $451.1 and $222.2 as of 30 September 2024, respectively. As further discussed in Note 17, Supplemental Information, we continue to have exposure to BHIG's borrowings through our equity method investment in the entity. As of 31 March 2025, the amount available under foreign credit facilities totaled $415.7, all of which was borrowed and outstanding.
Related Party Debt
Refer to Note 17, Supplemental Information.

11. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and six months ended 31 March 2025 and 2024 were as follows:

	Pension Benefits
	2025			2024
Three Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$2.3	$2.7	$5.0	$2.4	$2.8	$5.2
Non-service cost:
Interest cost	29.9	13.8	43.7	33.7	15.0	48.7
Expected return on plan assets	(33.2)	(14.5)	(47.7)	(30.0)	(11.9)	(41.9)
Prior service cost amortization	0.3	0.2	0.5	0.3	0.3	0.6
Actuarial loss amortization	11.7	2.4	14.1	14.3	3.2	17.5
Settlements	—	0.1	0.1	—	0.2	0.2
Other	—	—	—	—	0.1	0.1
Net Periodic Cost	$11.0	$4.7	$15.7	$20.7	$9.7	$30.4

	Pension Benefits
	2025			2024
Six Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$4.6	$5.6	$10.2	$4.8	$5.6	$10.4
Non-service cost:
Interest cost	59.8	27.7	87.5	67.4	29.8	97.2
Expected return on plan assets	(66.4)	(29.2)	(95.6)	(60.0)	(23.5)	(83.5)
Prior service cost amortization	0.6	0.4	1.0	0.6	0.5	1.1
Actuarial loss amortization	23.4	4.8	28.2	28.6	6.4	35.0
Settlements	—	0.1	0.1	—	0.2	0.2
Other	—	0.1	0.1	—	0.2	0.2
Net Periodic Cost	$22.0	$9.5	$31.5	$41.4	$19.2	$60.6
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2025 and 2024 were not material. The non-service related impacts are presented outside operating results within "Other non-operating income (expense), net."
For the six months ended 31 March 2025 and 2024, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $14.3 and $19.2, respectively. Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.
During the three and six months ended 31 March 2025, we recognized actuarial gain amortization of $0.1 and $0.4, respectively, for our other postretirement benefits plans. During the three and six months ended 31 March 2024, we recognized actuarial gain amortization of $0.2 and $0.3, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $31 at 31 March 2025) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $31 at 31 March 2025) plus interest accrued thereon until final disposition of the proceedings.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), the Resource Conservation and Recovery Act ("RCRA"), and similar state environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 25 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated as a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 31 March 2025 and 30 September 2024, the consolidated balance sheets included an accrual of $79.3 and $79.1, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $79 to a reasonably possible upper exposure of $92 as of 31 March 2025.
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
Pace
At 31 March 2025, $54.4 of the environmental accrual was related to our facility in Pace, Florida.
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
Pasadena
At 31 March 2025, $10.1 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
Changes to the carrying amount of our asset retirement obligations were as follows:

30 September 2024	$334.7
Additional accruals(A)	62.0
Liabilities settled	(4.9)
Accretion expense	6.4
Currency translation adjustment	(8.3)
31 March 2025	$389.9
(A)Primarily relates to project exits discussed in Note 4, Business and Asset Actions.
13. SHARE-BASED COMPENSATION
Our outstanding share-based compensation programs include deferred stock units and stock options. During the six months ended 31 March 2025, we granted market-based and time-based deferred stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 31 March 2025, there were 0.8 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.

Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
Before-tax share-based compensation cost(A)	$38.3	$14.8	$54.8	$28.4
Income tax benefit	(9.0)	(3.6)	(13.0)	(6.9)
After-tax share-based compensation cost	$29.3	$11.2	$41.8	$21.5
(A)Fiscal year 2025 includes noncash executive separation costs of $22.4 to accelerate vesting of share-based awards. Refer to the "Shareholder Activism-Related Costs" disclosure in Note 17, Supplemental Information, for additional information.
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first six months of fiscal years 2025 and 2024 was not material.

Deferred Stock Units
During the six months ended 31 March 2025, we granted 95,490 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2024 and ending 30 September 2027, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
The market-based deferred stock units had an estimated grant-date fair value of $470.13 per unit, which was estimated using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	30.3%
Risk-free interest rate	4.1%
Expected dividend yield	2.1%
In addition, during the six months ended 31 March 2025, we granted 125,282 time-based deferred stock units at a weighted average grant-date fair value of $332.36.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and six months ended 31 March 2025:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2024	$65.2	($2,152.8)	($498.6)	($2,586.2)
Other comprehensive income (loss) before reclassifications	(45.0)	102.3	—	57.3
Amounts reclassified from AOCL	(7.0)	2.5	11.0	6.5
Net current period other comprehensive income (loss)	($52.0)	$104.8	$11.0	$63.8
Amount attributable to noncontrolling interests	(43.9)	(0.8)	—	(44.7)
Balance at 31 March 2025	$57.1	($2,047.2)	($487.6)	($2,477.7)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2024	$27.2	($1,545.3)	($509.6)	($2,027.7)
Other comprehensive income (loss) before reclassifications	20.7	(521.7)	—	(501.0)
Amounts reclassified from AOCL	84.9	2.5	22.0	109.4
Net current period other comprehensive income (loss)	$105.6	($519.2)	$22.0	($391.6)
Amount attributable to noncontrolling interests	75.7	(17.3)	—	58.4
Balance at 31 March 2025	$57.1	($2,047.2)	($487.6)	($2,477.7)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	$0.1	($0.3)	$0.3	($0.1)
Cost of sales	5.2	0.4	6.0	1.4
Interest expense	—	0.7	0.3	1.5
Other non-operating income (expense), net	(12.3)	34.0	78.3	(10.2)
Total (Gain) Loss on Cash Flow Hedges, net of tax	($7.0)	$34.8	$84.9	($7.4)
Currency translation adjustment associated with business and asset actions	$2.5	$—	$2.5	$—
Pension and Postretirement Benefits, net of tax(A)	$11.0	$13.6	$22.0	$27.3
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.
15. EARNINGS (LOSS) PER SHARE
The table below details the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to Air Products	($1,730.6)	$572.4	($1,113.2)	$1,181.7
Denominator (in millions)
Weighted average common shares — Basic	222.8	222.5	222.7	222.5
Effect of dilutive securities:
Employee stock option and other award plans	—	0.2	—	0.3
Weighted average common shares — Diluted	222.8	222.7	222.7	222.8
Per Share Data (U.S. Dollars per share)
Basic earnings (loss) per share attributable to Air Products	($7.77)	$2.57	($5.00)	$5.31
Diluted earnings (loss) per share attributable to Air Products	($7.77)	$2.57	($5.00)	$5.30
Due to the net loss reported for the three and six months ended 31 March 2025, outstanding share-based awards were excluded from the computation of diluted loss per share. These shares would have had an antidilutive impact, thus diluting the loss per share. For the three and six months ended 2024, there were 0.1 antidilutive outstanding share-based awards that were excluded from the computation of diluted earnings (loss) per share.

16. INCOME TAXES
Effective Tax Rate
For the three and six months ended 31 March 2025, our consolidated income statements include an income tax benefit of $505.8 and $365.1, respectively, compared to an income tax expense of $130.5 and $265.9 for the comparative prior year periods. The tax benefit in fiscal year 2025 represents an effective tax rate of 22.5% and 25.1% on the pre-tax losses reported for the three and six months ended 31 March 2025, respectively. The tax expense in fiscal year 2024 represented an effective rate of 18.3% and 18.1% on the pre-tax income reported for the three and six months ended 31 March 2024, respectively. The current year rate was primarily impacted by the $2.9 billion pre-tax charge for business and asset actions and other items as further discussed below.
Our estimates related to the items discussed below reflect our best judgment based on information available at the time the items were recorded. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods. Similarly, impacts recognized in future periods may impact period tax costs and benefits.
Business and Asset Actions
During the second quarter of fiscal year 2025, we recorded charges for project cancellations and other cost reduction measures as described in Note 4, Business and Asset Actions. As a result of these strategic initiatives, we recorded a pre-tax charge of $2.9 billion. The related net tax benefit of $640.6 recorded during the second quarter includes a cost of $22.5 to establish reserves for uncertain tax positions related to the deductibility of business and asset actions incurred in foreign jurisdictions as well as a cost of $13.1 primarily related to lower U.S. tax benefits for foreign-derived income. We also incurred a $41.8 increase in our valuation allowance related to tax benefits for foreign business and asset actions for which we could not recognize an income tax benefit.
Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018). While we were not a party to these cases, the opinions resulted in a change to our intent to pursue a refund claim. The $34.9 income tax benefit is net of a $67.8 reserve for an uncertain tax position related to the calculation of the refund amount.
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 related to estimated withholding taxes on foreign earnings that we no longer intend to indefinitely reinvest. There were no other changes to our assumptions regarding the reinvestment of foreign earnings during the first six months of fiscal year 2025.
Shareholder Activism-Related Costs
During the first six months of fiscal year 2025, we incurred costs of $61.3 related to a proxy contest led by an activist shareholder as further discussed in Note 17, Supplemental Information. The related net tax benefit recorded during the first half of fiscal year 2025 was $8.4.
Cash Paid for Taxes, Net of Refunds
Income tax payments, net of refunds, were $710.1 and $321.8 for the six months ended 31 March 2025 and 2024, respectively. Our income tax payments increased in fiscal year 2025 primarily due to tax payments related to the gain on the sale of our LNG business in fiscal year 2024.

17. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to certain of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $70 and $150 for the three and six months ended 31 March 2025, respectively, and $75 and $170 for the three and six months ended 31 March 2024, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 March 2025 and 30 September 2024, our consolidated balance sheets included related party trade receivables of approximately $155 and $120, respectively.
Total debt owed to related parties was $294.4 and $304.4 as of 31 March 2025 and 30 September 2024, respectively, of which $193.5 and $200.0, respectively, was reflected within "Current portion of long-term debt" on our consolidated balance sheets. Our related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company.
Shareholder Activism-Related Costs
During the first half of fiscal year 2025, we recorded costs in connection with a proxy contest led by an activist shareholder that concluded in January upon certification of the election of directors following our 2025 Annual Meeting of Shareholders. These costs, which are reflected as "Shareholder activism-related costs" on our consolidated income statements, totaled $31.4 ($31.0 after tax) and $61.3 ($52.9 after tax) for the three and six months ended 31 March 2025, respectively.
The costs incurred during the second quarter primarily reflect executive separation costs for our former CEO following the appointment of our new CEO by the Board of Directors. These costs included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 for severance and other cash benefits that were paid during the quarter.
On a year-to-date basis, shareholder activism-related costs also include legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders, which were mostly incurred during the first quarter. We paid all remaining liabilities for these items during the second quarter of fiscal year 2025.
Uzbekistan Asset Purchase
On 25 May 2023, we entered into an investment agreement with the Government of the Republic of Uzbekistan and Uzbekneftegaz JSC (“UNG”) to purchase a natural gas-to-syngas processing facility in Qashqadaryo Province, Uzbekistan, for $1 billion. Under the agreement, Air Products owns and operates the acquired facility and is supplying all offtake products to UNG under a 15-year on-site contract, with UNG supplying the feedstock natural gas and utilities. Throughout this term, we receive a fixed monthly fee (regardless of whether UNG requires the output) comprised of two components: a plant capacity fee and an operating and maintenance fee.
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our payments related to the facility are reflected within "Financing receivables" on our consolidated balance sheets. Financing receivables associated with the Uzbekistan transaction were approximately $965 and $920 as of 31 March 2025 and 30 September 2024, respectively.

Divestitures
Blue Hydrogen Industrial Gases Company
In January 2025, our 51%-owned consolidated subsidiary, Air Products Qudra ("APQ"), issued equity in its wholly-owned subsidiary, Blue Hydrogen Industrial Gases Company ("BHIG"), to form a 50/50 joint venture with Saudi Aramco Development Company (a subsidiary of Aramco). BHIG is currently constructing plants and pipelines to distribute hydrogen, nitrogen and oxygen in Saudi Arabia’s Jubail Industrial City.
As a result of the transaction, we determined that APQ no longer holds a controlling financial interest in BHIG. Accordingly, the assets and liabilities associated with the entity were derecognized from our consolidated balance sheet during the second quarter of fiscal year 2025. Amounts derecognized primarily included plant and equipment of approximately $600 and long-term debt, net of deferred financing costs, of approximately $655.
While we no longer control BHIG, we maintain the ability to exercise significant influence regarding key decisions. Accordingly, we recorded an equity method investment for APQ's 50% interest in the entity. This investment is reflected within "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheet and totaled $149.8 as of 31 March 2025.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project revenue and cost estimates that unfavorably impacted operating loss by approximately $15 and $45 for the second quarter and first six months of fiscal year 2025, respectively, and operating income by approximately $35 and $65 for the second quarter and first six months of fiscal year 2024, respectively.

18. BUSINESS SEGMENT INFORMATION
We manage our operations, assess performance, and report earnings under the following reportable segments:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other.
Our reportable segments reflect the manner in which our chief operating decision maker reviews results and allocates resources. We evaluate the performance of our segments based upon segment operating income (loss). Except for the Corporate and other segment, each reportable segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments. Our Corporate and other segment includes the aggregation of two operating segments that meet the aggregation criteria under GAAP.
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 March 2025
Sales	$1,287.2	$774.1	$727.4	$32.8	$94.7	$2,916.2	(A)
Operating income (loss)	365.7	191.4	195.5	(2.9)	(118.4)	631.3	(B)
Depreciation and amortization	178.4	131.8	56.8	6.4	10.2	383.6
Equity affiliates' income	31.2	10.5	27.7	78.2	4.7	152.3	(B)
Three Months Ended 31 March 2024
Sales	$1,245.8	$779.7	$667.9	$35.7	$201.1	$2,930.2	(A)
Operating income (loss)	371.9	203.6	201.0	5.6	(87.9)	694.2	(B)
Depreciation and amortization	174.1	116.4	50.8	6.7	12.8	360.8
Equity affiliates' income	44.2	8.3	11.7	73.9	5.2	143.3	(B)

Six Months Ended 31 March 2025
Sales	$2,574.8	$1,591.2	$1,424.6	$65.6	$191.5	$5,847.7	(A)
Operating income (loss)	753.9	407.8	382.0	(3.5)	(235.4)	1,304.8	(B)
Depreciation and amortization	351.8	254.7	111.3	12.9	19.7	750.4
Equity affiliates' income	66.3	20.8	45.9	163.2	6.7	302.9
Six Months Ended 31 March 2024
Sales	$2,497.9	$1,573.5	$1,399.1	$71.1	$386.0	$5,927.6	(A)
Operating income (loss)	726.3	414.8	398.6	9.5	(188.1)	1,361.1	(B)
Depreciation and amortization	343.8	228.2	99.0	13.3	25.7	710.0
Equity affiliates' income	81.3	12.5	32.4	166.8	8.7	301.7

Total Assets
31 March 2025	$11,274.1	$6,990.9	$6,215.6	$10,067.4	$4,324.9	$38,872.9
30 September 2024	12,383.8	7,436.5	5,849.2	8,477.4	5,427.7	39,574.6
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B) Refer to the "Reconciliation to Consolidated Results" section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income (loss) as reflected on our consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
Operating Income (Loss)	2025	2024	2025	2024
Total	$631.3	$694.2	$1,304.8	$1,361.1
Business and asset actions	(2,927.9)	(57.0)	(2,927.9)	(57.0)
Shareholder activism-related costs	(31.4)	—	(61.3)	—
Consolidated Operating Income (Loss)	($2,328.0)	$637.2	($1,684.4)	$1,304.1

The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
Equity Affiliates' Income	2025	2024	2025	2024
Total	$152.3	$143.3	$302.9	$301.7
Equity method investment impairment associated with business and asset actions	(6.8)	—	(6.8)	—
Consolidated Equity Affiliates' Income	$145.5	$143.3	$296.1	$301.7

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted earnings per share ("EPS"), adjusted EBITDA, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 65.
Comparisons included in the discussion that follows are for the second quarter and first six months of fiscal year 2025 versus ("vs.") the second quarter and first six months of fiscal year 2024. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2024 Form 10-K.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. The discussion that follows is based on these operations. Refer to Note 18, Business Segment Information, to the consolidated financial statements for additional information.
For information concerning activity with our related parties, refer to Note 17, Supplemental Information, to the consolidated financial statements.

SECOND QUARTER 2025 VS. SECOND QUARTER 2024
SECOND QUARTER 2025 IN SUMMARY
•Sales of $2.9 billion decreased $14.0. On a percentage basis, sales were flat as lower volumes of 3% and an unfavorable impact from currency of 2% were offset by higher energy cost pass-through to customers of 4% and higher pricing of 1%. The lower volumes were attributable to the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, as well as lower global demand for helium. These items were partially offset by favorability in our on-site business, primarily in the Americas and Europe segments.
•Operating loss was $2.3 billion and operating margin was negative 79.8%, primarily due to materially higher charges for business and asset actions in fiscal year 2025. In the prior year, operating income was $637.2 and operating margin was 21.7%.
•Equity affiliates' income of $145.5 increased 2%, or $2.2, driven by affiliates in Europe and the Middle East.
•Net loss was $1.7 billion, primarily due to materially higher charges for business and asset actions in fiscal year 2025. In the prior year, net income was $580.9.
•Adjusted EBITDA of $1.2 billion decreased 3%, or $31.1, primarily due to lower volumes, higher costs, and unfavorable currency. These impacts were partially offset by productivity improvements, higher pricing, and higher equity affiliates' income.
•Loss per share of $7.77 was driven by an after-tax charge attributable to Air Products of $2.3 billion for business and asset actions recorded during the second quarter. On a non-GAAP basis, adjusted earnings per share was $2.69. In the prior year, earnings per share ("EPS") was $2.57 and adjusted EPS was $2.85. A summary table of changes to earnings (loss) per share is presented on page 44 below.

Summary of Changes in Earnings (Loss) Per Share
The diluted per share impacts presented in the tables below were calculated independently and do not sum to the total change due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 March
	2025	2024
Earnings (Loss) per share	($7.77)	$2.57	($10.34)
% Change from prior year			**
Operating Items
Underlying business:
Volume			(0.12)
Price, net of variable costs			0.04
Other costs			(0.11)
Currency			(0.04)
Business and asset actions(A)			(10.06)
Shareholder activism-related costs			(0.14)
Total Operating Items			($10.43)
Other Items
Equity affiliates' income:
Equity method investment impairment associated with business and asset actions(A)			($0.02)
Equity affiliates' income			0.03
Interest expense			0.07
Other non-operating income/expense, net:
Loss on de-designation of cash flow hedges(B)			(0.01)
Non-service pension cost, net			0.04
Other			(0.04)
Change in effective tax rate, excluding discrete tax items below			(0.01)
Tax on repatriation of foreign earnings			(0.14)
Tax reform adjustment related to deemed foreign dividends			0.16
Noncontrolling interests(A)			0.02
Total Other Items			$0.10
Total Change			($10.34)
% Change from prior year			**
**Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025. The per share impact of the charge is primarily reflected in the "Operating Items" section above.
(A)The per share impacts associated with charges for business and asset actions were calculated based on a total after-tax charge attributable to Air Products of $2.3 billion. The amount of the charges attributable to our noncontrolling partners was $3.5.
(B)The per share impact reflected within "Loss on de-designation of cash flow hedges" was calculated based on an after-tax loss attributable to Air Products of $3.0. The loss attributable to our noncontrolling partners was $7.5.

The table below summarizes the diluted per share impact of our non-GAAP adjustments for the second quarter of fiscal years 2025 and 2024:

	Three Months Ended		Change vs. Prior Year
	31 March
	2025	2024
Earnings (Loss) per Share	($7.77)	$2.57	($10.34)
Business and asset actions(A)	10.28	0.20	10.08
Shareholder activism-related costs	0.14	—	0.14
Loss on de-designation of cash flow hedges	0.01	—	0.01
Non-service pension cost, net	0.04	0.08	(0.04)
Tax reform adjustment related to deemed foreign dividends	(0.16)	—	(0.16)
Tax on repatriation of foreign earnings	0.14	—	0.14
Adjusted Earnings per Share	$2.69	$2.85	($0.16)
% Change from prior year			(6%)
(A)The charge for business and asset actions in fiscal year 2025 was primarily recorded within operating loss. For additional information regarding this charge, Refer to Note 4, Business and Asset Actions, to the consolidated financial statements.

SECOND QUARTER 2025 RESULTS OF OPERATIONS
Discussion of Second Quarter Consolidated Results

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
GAAP Measures
Sales	$2,916.2	$2,930.2	($14.0)	—%
Operating income (loss)	(2,328.0)	637.2	(2,965.2)	**
Operating margin	(79.8%)	21.7%		**
Equity affiliates’ income	$145.5	$143.3	$2.2	2%
Net income (loss)	(1,737.5)	580.9	(2,318.4)	**
Non-GAAP Measure
Adjusted EBITDA	$1,167.2	$1,198.3	($31.1)	(3%)
**Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025.

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(3%)
Price	1%
Energy cost pass-through to customers	4%
Currency	(2%)
Total Consolidated Sales Change	—%
Sales of $2.9 billion decreased $14.0. On a percentage basis, sales were flat due to lower volumes of 3% and an unfavorable impact from currency of 2%, partially offset by higher energy cost pass-through to customers of 4% and higher pricing of 1%. Unfavorable volumes were attributable to the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, as well as lower global demand for helium. These items were largely offset by favorability in our on-site business in the Americas and Europe segments. Currency was unfavorable as the U.S. Dollar strengthened against most major currencies. Volumes and currency were mostly offset by higher energy cost pass-through to customers driven by higher natural gas prices in the U.S. Gulf Coast and Europe. The 1% total company price improvement, which equates to a 3% improvement for the merchant business, was primarily attributable to non-helium pricing actions in the Americas and Europe segments.
Cost of Sales and Gross Margin
Cost of sales of $2.1 billion increased 3%, or $62.4, primarily due to higher energy cost pass-through to customers of $95, higher other costs of $35, and higher power and fuel costs in our merchant business of $28. The other costs of $35 were driven by higher expense for maintenance, primarily in the Americas segment, depreciation, and fixed-cost inflation. These impacts were partially offset by lower costs of $62 attributable to sales volumes and a favorable currency impact of $33. Gross margin of 29.6% decreased 240 bp from 32.0% in the prior year due to the impact of higher costs and energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $222.0 decreased 8%, or $18.6, as productivity improvements were partially offset by inflation. Selling and administrative expense as a percentage of sales decreased to 7.6% from 8.2% in the prior year.
Research and Development Expense
Research and development expense of $22.9 decreased 10%, or $2.5. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Business and Asset Actions
Our consolidated income statements for the three months ended 31 March 2025 and 2024 include charges for strategic business and asset actions of $2,934.7 ($2,290.6 attributable to Air Products after tax, or $10.28 per share) and $57.0 ($43.8 after tax, or $0.20 per share), respectively, as further described below and in Note 4, Business and Asset Actions, to the consolidated financial statements. These charges were not allocated to our reportable segments.
Project Exit Costs
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a project review in an effort to streamline our backlog and allow us to focus resources on projects that we believe will enhance value for our shareholders. In connection with this review, we decided to exit various projects related to clean energy generation and distribution.

As a result of these decisions, we recorded charges for project exit costs of $2,861.8 and $6.8 through operating loss and equity affiliates' income, respectively. The charge reflected in operating loss primarily includes the write down of project assets to their estimated net realizable value as well as estimated costs required to terminate various contractual commitments. The $6.8 recorded to equity affiliates' income reflects an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure in the region. The amount of these charges attributable to our noncontrolling partners was $3.5.
Our estimates related to exiting these projects, including the net realizable value of assets to be disposed, reflect our best judgment based on information available at the time the project exit costs were recorded. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods.
Global Cost Reduction Plan
We initiated a global cost reduction plan in June 2023 that provides employees identified for involuntarily separation with severance and other postemployment benefits. Costs incurred in connection with the plan totaled $66.1 and $57.0 for the second quarter of fiscal years 2025 and 2024, respectively. Once all actions under the plan are fully executed, we expect to realize annual pre-tax savings of approximately $185 to $195, primarily through selling and administrative expense.
Shareholder Activism-Related Costs
During the second quarter of fiscal year 2025, we recorded costs of $31.4 ($31.0 after tax, or $0.14 per share) in connection with a proxy contest led by an activist shareholder that concluded in January upon certification of the election of directors following our 2025 Annual Meeting of Shareholders. Following the election, the Board of Directors appointed a new Chief Executive Officer ("CEO"). The costs incurred during the second quarter primarily reflect executive separation costs for our former CEO, which included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 for severance and other cash benefits that were paid during the quarter.
Other Income (Expense), Net
Other income of $13.9 decreased 35%, or $7.6, primarily due to higher income from non-recurring asset sales in the prior year.
Operating Income (Loss) and Operating Margin
Operating loss was $2.3 billion during the second quarter of fiscal year 2025 compared to income of $637.2 in the prior year. The loss in fiscal year 2025 was driven by materially higher charges for business and asset actions of $2,927.9 compared to $57.0 in the prior year. Volumes were unfavorable by $34 driven by the divestment of the LNG business in September 2024 as well as weaker global helium demand, partially offset by higher volumes in our on-site business. Operating income contributed by the LNG business in the prior year was approximately $35. Fiscal year 2025 also reflects shareholder activism-related costs of $31, higher other costs of $29, and unfavorable currency of $10. The higher other costs of $29 were driven by inflation and higher expense for maintenance and depreciation. Additionally, the prior year included higher income from non-recurring asset sales. These impacts were partially mitigated by productivity improvements. Compared to the prior year, higher pricing driven by non-helium merchant products favorably impacted operating results by $10, which is net of higher power and fuel costs in our merchant business.
Operating margin was negative 79.8% compared to 21.7% in the prior year, which was primarily attributable to the charge for business and asset actions, shareholder activism-related costs, higher other costs, and higher energy cost pass-through to customers.
Equity Affiliates' Income
Equity affiliates' income of $145.5 increased 2%, or $2.2. Higher income from affiliates in Italy and Saudi Arabia was primarily offset by a prior year asset sale in an Americas affiliate. Additionally, as discussed under Project Exit Costs beginning on page 46, fiscal year 2025 includes an impairment charge of $6.8 related to a joint venture in China.

Interest Expense

	Three Months Ended
	31 March
	2025	2024
Interest incurred	$145.8	$125.5
Less: Capitalized interest	103.6	65.6
Interest expense	$42.2	$59.9
Interest incurred increased 16%, or $20.3, primarily due to a higher debt balance. Capitalized interest increased 58%, or $38.0, due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $18.6 increased $9.4 from the prior year. The increase was driven by lower interest income on short-term investments, which was primarily due to interest rate fluctuations and a lower investment balance. Additionally, during the second quarter of fiscal year 2025, we recorded an unrealized loss of $11.5 ($3.0 attributable to Air Products after tax, or $0.01 per share) related to certain de-designated interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information. These items were partially offset by lower non-service pension costs, which were $10.7 ($8.0 after tax, or $0.04 per share) for the second quarter of fiscal year 2025 compared to $25.1 ($18.9 after tax, or $0.08 per share) in the prior year.
Net Income (Loss)
Net loss was $1.7 billion during the second quarter of fiscal year 2025 compared to income of $580.9 in the prior year. The loss in fiscal year 2025 was driven by materially higher charges for business and asset actions, which had an after-tax impact attributable to Air Products of $2.3 billion in fiscal year 2025 compared to $43.8 in the prior year. Fiscal year 2025 also reflects the impact of shareholder activism-related costs, unfavorable volumes, and higher costs. The higher costs were driven by inflation and higher expense for maintenance and depreciation. Additionally, the prior year included higher income from non-recurring asset sales. These impacts were partially mitigated by productivity improvements and higher pricing as well as lower non-service pension costs in fiscal year 2025.
Adjusted EBITDA
Adjusted EBITDA of $1.2 billion decreased 3%, or $31.1. The decrease was driven by lower volumes, higher costs, and unfavorable currency, partially offset by productivity improvements, higher pricing, and higher equity affiliates' income.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
For the three months ended 31 March 2025, our consolidated income statement includes an income tax benefit of $505.8 compared to an income tax expense of $130.5 in the prior year period. The tax benefit in fiscal year 2025 represents an effective tax rate of 22.5% on the pre-tax loss of $2.2 billion reported for the three months ended 31 March 2025. The tax expense in fiscal year 2024 represented an effective rate of 18.3% on the pre-tax income of $711.4 reported for the three months ended 31 March 2024. The current year rate was primarily impacted by the $2.9 billion pre-tax charge for business and asset actions and other items as further discussed below. Our estimates related to many of these items reflect our best judgment based on information available at the time the items were recorded. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods.
For additional information, refer to Note 16, Income Taxes, to the consolidated financial statements.
Tax Impact of Business and Asset Actions
During the second quarter of fiscal year 2025, we recorded a pre-tax charge of $2.9 billion for the business and asset actions discussed in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge had a related net income tax benefit of $640.6.
Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018).
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 related to estimated withholding taxes on foreign earnings that we no longer intend to indefinitely reinvest. There were no other changes to our assumptions regarding the reinvestment of foreign earnings during the second quarter of fiscal year 2025.
Shareholder Activism-Related Costs
During the second quarter of fiscal year 2025, we incurred costs of $31.4 related to a proxy contest as further discussed in Note 17, Supplemental Information. We recognized a $0.4 income tax benefit related to these costs in the second quarter.
Other
In addition to the items discussed above, our effective tax rate was higher in fiscal year 2025 due to higher net costs on foreign-related income taxed in the U.S., which was partially offset by greater tax benefits for foreign investments.
Adjusted Effective Tax Rate
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 65, was 19.1% and 18.9% for the three months ended 31 March 2025 and 2024, respectively.

Discussion of Second Quarter Results by Business Segment
Americas

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$1,287.2	$1,245.8	$41.4	3%
Operating income	365.7	371.9	(6.2)	(2%)
Operating margin	28.4%	29.9%		(150	bp)
Equity affiliates’ income	$31.2	$44.2	($13.0)	(29%)
Adjusted EBITDA	575.3	590.2	(14.9)	(3%)
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(2%)
Price	2%
Energy cost pass-through to customers	4%
Currency	(1%)
Total Americas Sales Change	3%

Sales of $1.3 billion increased 3%, or $41.4, as higher energy cost pass-through to customers of 4% and favorable pricing of 2% were partially offset by lower volumes of 2% and an unfavorable currency impact of 1%. The increase attributable to energy cost pass-through reflects higher natural gas rates in the U.S. Gulf Coast. The total segment price increase of 2% equates to a 4% improvement in our merchant business, which reflects favorable pricing across most non-helium product lines. Volumes declined due to lower demand for helium, which was partially offset by growth in our on-site hydrogen business and a favorable one-time customer contract amendment.
Operating income of $365.7 decreased 2%, or $6.2, as higher costs of $31 and unfavorable currency of $4 were partially offset by favorable business mix of $18 and higher pricing, net of higher power and fuel costs in our merchant business, of $11. Higher costs of $31 reflect higher maintenance and depreciation, project development, and inflation, which were partially offset by productivity improvements. Operating margin of 28.4% decreased 150 bp from 29.9% in the prior year, of which approximately 100 bp was attributable to energy cost pass-through to customers.
Equity affiliates’ income of $31.2 decreased 29%, or $13.0, driven by our share of income from an asset sale in the prior year as well as lower income from an affiliate in Mexico.

Asia

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$774.1	$779.7	($5.6)	(1%)
Operating income	191.4	203.6	(12.2)	(6%)
Operating margin	24.7%	26.1%		(140	bp)
Equity affiliates’ income	$10.5	$8.3	$2.2	27%
Adjusted EBITDA	333.7	328.3	5.4	2%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	1%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	(3%)
Total Asia Sales Change	(1%)

Sales of $774.1 decreased 1%, or $5.6, as an unfavorable currency impact of 3% and lower pricing of 1% were partially offset by higher energy cost pass-through to customers of 2% and higher volumes of 1%. Currency was unfavorable due to strengthening of the U.S. Dollar against most major currencies in the region. The total segment pricing decline of 1% equates to a 2% decline in our merchant business, which was primarily attributable to helium. New assets contributed to the volume improvement across the region and were partially offset by weaker demand for helium.
Operating income of $191.4 decreased 6%, or $12.2, due to lower pricing, net of power and fuel costs, of $9 and unfavorable currency of $6, partially offset by lower costs of $3. Operating margin of 24.7% decreased 140 bp from 26.1% in the prior year primarily due to the impact of lower pricing.
Equity affiliates’ income of $10.5 increased 27%, or $2.2, driven by affiliates in Thailand.

Europe

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$727.4	$667.9	$59.5	9%
Operating income	195.5	201.0	(5.5)	(3%)
Operating margin	26.9%	30.1%		(320	bp)
Equity affiliates’ income	$27.7	$11.7	$16.0	137%
Adjusted EBITDA	280.0	263.5	16.5	6%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	2%
Price	4%
Energy cost pass-through to customers	5%
Currency	(2%)
Total Europe Sales Change	9%

Sales of $727.4 increased 9%, or $59.5, due to higher energy cost pass-through to customers of 5%, higher pricing of 4%, and higher volumes of 2%, partially offset by unfavorable currency of 2%. The 5% increase attributable to energy cost pass-through reflects higher natural gas rates across the region. The total segment price increase of 4% equates to a 5% improvement in our merchant business, which reflects favorable pricing across most non-helium product lines. Higher volumes were driven by our on-site business and were partially offset by lower demand for most merchant products, including helium. Unfavorable currency was primarily attributable to strengthening of the U.S. Dollar against the Euro.
Operating income of $195.5 decreased 3%, or $5.5, due to higher costs of $9, unfavorable business mix of $4, and unfavorable currency of $3, partially offset by higher pricing, net of higher power and fuel costs in our merchant business, of $11. The prior year included higher income from non-recurring asset sales, which contributed to the higher costs in fiscal year 2025. Additionally, higher costs reflect higher depreciation and inflation, which were partially offset by productivity improvements. Operating margin of 26.9% decreased 320 bp from 30.1% in the prior year, of which approximately 150 bp was attributable to energy cost pass-through to customers.
Equity affiliates’ income of $27.7 increased $16.0 primarily due to prior year non-recurring items at an affiliate in Italy.

Middle East and India

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
Sales	$32.8	$35.7	($2.9)	(8%)
Operating income (loss)	(2.9)	5.6	(8.5)	(152%)
Equity affiliates' income	78.2	73.9	4.3	6%
Adjusted EBITDA	81.7	86.2	(4.5)	(5%)

Sales of $32.8 decreased 8%, or $2.9, primarily due to lower pricing. Operating loss was $2.9 compared to income of $5.6 in the prior year, which reflects the impact of lower pricing as well higher costs.
Equity affiliates' income of $78.2 increased 6%, or $4.3, driven by JIGPC.
Corporate and other

	Three Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
Sales	$94.7	$201.1	($106.4)	(53%)
Operating loss	(118.4)	(87.9)	(30.5)	(35%)
Equity affiliates' income	4.7	5.2	(0.5)	(10%)
Adjusted EBITDA	(103.5)	(69.9)	(33.6)	(48%)
Sales of $94.7 decreased 53%, or $106.4, primarily due to the divestiture of the LNG business in September 2024.
Operating loss of $118.4 increased 35%, or $30.5, primarily due to the divestiture of the LNG business, which generated operating income of approximately $35 in the prior year. Additionally, operating results in fiscal year 2025 were negatively impacted by changes to project cost estimates on certain sale of equipment projects. These impacts were partially mitigated by productivity improvements and lower incentive compensation.
Equity affiliates' income of $4.7 decreased 10%, or $0.5.

FIRST SIX MONTHS 2025 VS. FIRST SIX MONTHS 2024
FIRST SIX MONTHS 2025 IN SUMMARY
•Sales of $5.8 billion decreased 1%, or $79.9, due to lower volumes of 3% and unfavorable currency of 1%, partially offset by higher energy cost pass-through to customers of 2% and higher pricing of 1%. The lower volumes were attributable to the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, as well as lower global demand for helium. These items were partially offset by a significant, non-recurring sale of helium to an existing merchant customer in the Americas segment during the first quarter as well as higher volumes in our on-site business, primarily in the Americas segment.
•Operating loss was $1.7 billion and operating margin was negative 28.8%, primarily due to materially higher charges for business and asset actions in fiscal year 2025. In the prior year, operating income was $1.3 billion and operating margin was 22.0%.
•Equity affiliates' income of $296.1 decreased 2%, or $5.6, primarily due to a prior year asset sale in an Americas affiliate and an impairment charge of $6.8 related to a joint venture in China that was recorded during the second quarter of fiscal year 2025. These impacts were partially offset by higher income from an affiliate in Italy.
•Net loss was $1.1 billion, primarily due to materially higher charges for business and asset actions in fiscal year 2025. In the prior year, net income was $1.2 billion.
•Adjusted EBITDA of $2.4 billion decreased 1%, or $14.7, as higher costs, lower volumes, and unfavorable currency were partially offset by productivity improvements and higher pricing.
•Loss per share of $5.00 was driven by an after-tax charge attributable to Air Products of $2.3 billion for business and asset actions recorded during the second quarter. On a non-GAAP basis, adjusted earnings per share was $5.54. In the prior year, earnings per share ("EPS") was $5.30 and adjusted EPS was $5.67. A summary table of changes to earnings (loss) per share is presented on page 55 below.

Summary of Changes in Earnings (Loss) Per Share
The diluted per share impacts presented in the tables below were calculated independently and may not sum to the total change due to rounding.

	Six Months Ended		Change vs. Prior Year
	31 March
	2025	2024
Earnings (Loss) per share	($5.00)	$5.30	($10.30)
% Change from prior year			**
Operating Items
Underlying business:
Volume			($0.13)
Price, net of variable costs			0.13
Other costs			(0.18)
Currency			(0.03)
Business and asset actions(A)			(10.06)
Shareholder activism-related costs			(0.24)
Total Operating Items			($10.51)
Other Impacts
Equity affiliates' income:
Equity method investment impairment associated with business and asset actions(A)			($0.02)
Interest expense			0.11
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(B)			0.03
Non-service pension cost, net			0.10
Other			(0.04)
Change in effective tax rate, excluding discrete tax items below			(0.03)
Tax on repatriation of foreign earnings			(0.14)
Tax reform adjustment related to deemed foreign dividends			0.16
Noncontrolling interests (A)			0.04
Total Other Items			$0.21
Total Change			($10.30)
% Change from prior year			**
**Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025. The per share impact of the charge is primarily reflected in the "Operating Items" section above.
(A)The per share impacts associated with charges for business and asset actions were calculated based on a total after-tax charge attributable to Air Products of $2.3 billion. The amount of the charges attributable to our noncontrolling partners was $3.5.
(B)The per share impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $7.3. The gain attributable to our noncontrolling partners was $17.7.

The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first six months of fiscal years 2025 and 2024:

	Six Months Ended		Change vs. Prior Year
	31 March
	2025	2024
Earnings (Loss) per Share	($5.00)	$5.30	($10.30)
Business and asset actions(A)	10.28	0.20	10.08
Shareholder activism-related costs	0.24	—	0.24
Gain on de-designation of cash flow hedges	(0.03)	—	(0.03)
Non-service pension cost, net	0.07	0.17	(0.10)
Tax reform adjustment related to deemed foreign dividends	(0.16)	—	(0.16)
Tax on repatriation of foreign earnings	0.14	—	0.14
Adjusted Earnings per Share	$5.54	$5.67	($0.13)
% Change from prior year			(2%)
(A)The charge for business and asset actions in fiscal year 2025 was primarily recorded within operating loss. For additional information regarding this charge, Refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
FIRST SIX MONTHS 2025 RESULTS OF OPERATIONS
Discussion of First Six Months Consolidated Results

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
GAAP Measures
Sales	$5,847.7	$5,927.6	($79.9)	(1%)
Operating income (loss)	(1,684.4)	1,304.1	(2,988.5)	**
Operating margin	(28.8%)	22.0%		**
Equity affiliates’ income	$296.1	$301.7	($5.6)	(2%)
Net income (loss)	(1,087.7)	1,202.5	(2,290.2)	**
Non-GAAP Measure
Adjusted EBITDA	$2,358.1	$2,372.8	($14.7)	(1%)
**Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025.

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(3%)
Price	1%
Energy cost pass-through to customers	2%
Currency	(1%)
Total Consolidated Sales Change	(1%)
Sales of $5.8 billion decreased 1%, or $79.9, due to lower volumes of 3% and unfavorable currency of 1%, partially offset by higher energy cost pass-through to customers of 2% and higher pricing of 1%. Unfavorable volumes were attributable to the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, as well as lower global demand for helium. These items were largely offset by a significant, non-recurring sale of helium to an existing merchant customer in the Americas segment in the first quarter as well as higher volumes in our on-site business, primarily in the Americas segment. The 1% total company price improvement, which equates to a 3% improvement for the merchant business, was attributable to non-helium pricing actions in the Americas and Europe segments.
Cost of Sales and Gross Margin
Cost of sales of $4.1 billion increased $11.7 due to higher energy cost pass-through to customers of $90, higher other costs of $62, and higher power and fuel costs in our merchant business of $30. The other costs of $62 were driven by fixed-cost inflation, depreciation, and incentive compensation. These impacts were partially offset by lower costs of $124 attributable to sales volumes and a favorable currency impact of $46. Gross margin of 30.4% decreased 110 bp from 31.5% in the prior year primarily due to the impact of higher costs.
Selling and Administrative Expense
Selling and administrative expense of $464.4 decreased 3%, or $14.6, as productivity improvements were partially offset by inflation and incentive compensation. Selling and administrative expense as a percentage of sales decreased to 7.9% from 8.1% in the prior year.
Research and Development Expense
Research and development expense of $44.9 decreased 12%, or $6.2. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Business and Asset Actions
Our consolidated income statements for the six months ended 31 March 2025 and 2024 include charges for strategic business and asset actions of $2,934.7 ($2,290.6 attributable to Air Products after tax, or $10.28 per share) and $57.0 ($43.8 after tax, or $0.20 per share), respectively, as further described below and in Note 4, Business and Asset Actions, to the consolidated financial statements. These charges were not allocated to our reportable segments.
Project Exit Costs
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a project review in an effort to streamline our backlog and allow us to focus resources on projects that we believe will enhance value for our shareholders. In connection with this review, we decided to exit various projects related to clean energy generation and distribution.
As a result of these decisions, we recorded charges for project exit costs of $2,861.8 and $6.8 through operating loss and equity affiliates' income, respectively. The charge reflected in operating loss primarily includes the write down of project assets to their estimated net realizable value as well as estimated costs required to terminate various contractual commitments. The $6.8 recorded to equity affiliates' income reflects an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure in the region. The amount of these charges attributable to our noncontrolling partners was $3.5.

Our estimates related to exiting these projects, including the net realizable value of assets to be disposed, reflect our best judgment based on information available at the time the project exit costs were recorded. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods.
Global Cost Reduction Plan
We initiated a global cost reduction plan in June 2023 that provides employees identified for involuntarily separation with severance and other postemployment benefits. Costs incurred in connection with the plan totaled $66.1 and $57.0 for the first six months of fiscal years 2025 and 2024, respectively. Once all actions under the plan are fully executed, we expect to realize annual pre-tax savings of approximately $185 to $195, primarily through selling and administrative expense.
Shareholder Activism-Related Costs
During the first half of fiscal year 2025, we recorded costs in connection with a proxy contest led by an activist shareholder that concluded in January upon certification of the election of directors following our 2025 Annual Meeting of Shareholders. These costs totaled $61.3 ($52.9 after tax, or $0.24 per share) for the six months ended 31 March 2025.
The costs incurred during the second quarter were primarily related to executive separation costs for our former CEO, which included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 for severance and other cash benefits that were paid during the quarter. On a year-to-date basis, shareholder activism-related costs also include those incurred for legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders, most of which were incurred during the first quarter.
Other Income (Expense), Net
Other income of $36.8 increased 65%, or $14.5, primarily due to the sale of an equity method investment during the first quarter of fiscal year 2025 and a prior year unfavorable foreign exchange impact related to the devaluation of the Argentine peso. These items were partially offset by higher income from non-recurring asset sales in the prior year.
Operating Income (Loss) and Operating Margin
Operating loss was $1.7 billion during the first six months of fiscal year 2025 compared to income of $1.3 billion in the prior year. The loss in fiscal year 2025 was driven by materially higher pre-tax charges for business and asset actions of $2,927.9 compared to $57.0 in the prior year. Volumes were unfavorable by $37 driven by the divestment of the LNG business in September 2024 as well as weaker global helium demand, partially offset by higher volumes in our on-site business. Operating income contributed by the LNG business in the prior year was approximately $60. Fiscal year 2025 also reflects shareholder activism-related costs of $61, higher other costs of $49, and unfavorable currency of $7. The higher other costs were driven by inflation, depreciation, and incentive compensation. Additionally, the prior year included higher income from non-recurring asset sales. These impacts were partially mitigated by productivity improvements and the sale of a U.S. equity method investment during the first quarter of fiscal year 2025. Compared to the prior year, higher pricing favorably impacted operating results by $37, which is net of higher power and fuel costs in our merchant business. The higher pricing was primarily attributable to non-helium merchant products.
Operating margin was negative 28.8% compared to 22.0% in the prior year, which was primarily attributable to the charge for business and asset actions, shareholder activism-related costs, and higher operating costs.
Equity Affiliates' Income
Equity affiliates' income of $296.1 decreased 2%, or $5.6, primarily due to a prior year asset sale in an Americas affiliate and an impairment charge of $6.8 related to a joint venture in China that was recorded during the second quarter of fiscal year 2025. The impairment charge was related to the business and asset actions discussed under Project Exit Costs beginning on page 57. These impacts were partially offset by higher income from an affiliate in Italy.

Interest Expense

	Six Months Ended
	31 March
	2025	2024
Interest incurred	$285.7	$234.1
Less: Capitalized interest	200.9	120.7
Interest expense	$84.8	$113.4
Interest incurred increased 22%, or $51.6, primarily due to a higher debt balance. Capitalized interest increased 66%, or $80.2, due to a higher carrying value of projects under construction, including the NEOM Green Hydrogen Project.
Other Non-Operating Income (Expense), net
Other non-operating income of $20.3 increased $44.3 from an expense of $24.0 in the prior year. The increase was driven by lower non-service pension costs, which were $21.2 ($15.9 after tax, or $0.07 per share) for the first six months of fiscal year 2025 compared to $50.0 ($37.6 after tax, or $0.17 per share) for the first six months of fiscal year 2024. Additionally, during the first six months of fiscal year 2025, we recorded an unrealized gain of $27.3 ($7.3 attributable to Air Products after tax, or $0.03 per share) related to certain de-designated interest rate swaps associated with the financing for the NEOM Green Hydrogen Project. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information. These items were partially offset by lower interest income on short-term investments, which was primarily due to interest rate fluctuations and a lower investment balance.
Net Income (Loss)
Net loss was $1.1 billion during the first half of fiscal year 2025 compared to net income of $1.2 billion in the prior year. The loss in fiscal year 2025 was driven by materially higher charges for business and asset actions, which had an after-tax impact attributable to Air Products of $2.3 billion in fiscal year 2025 compared to $43.8 in the prior year. Fiscal year 2025 also reflects the impact of shareholder activism-related costs, higher costs, and unfavorable volumes. The higher costs reflect inflation, depreciation, and incentive compensation, which were partially mitigated by productivity improvements. Additionally, the prior year included higher income from non-recurring asset sales; however, this impact was partially offset by the sale of an equity method investment during the first quarter of fiscal year 2025. These unfavorable impacts were partially offset by higher pricing, net of power and fuel costs, which was primarily attributable to non-helium merchant products. We also recognized lower non-service pension costs as well as a gain on de-designated cash flow hedges during the first half of fiscal year 2025.
Adjusted EBITDA
Adjusted EBITDA of $2.4 billion decreased 1%, or $14.7, primarily due to higher costs, lower volumes, and unfavorable currency, partially offset by productivity improvements and higher pricing.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
For the six months ended 31 March 2025, our consolidated income statements include an income tax benefit of $365.1 compared to an income tax expense of $265.9 in the prior year period. The tax benefit in fiscal year 2025 represents an effective tax rate of 25.1% on the pre-tax loss of $1.5 billion reported for the six months ended 31 March 2025. The tax expense in fiscal year 2024 represented an effective rate of 18.1% on the pre-tax income of $1.5 billion reported for the six months ended 31 March 2024.
The current year rate was primarily impacted by the $2.9 billion pre-tax charge for business and asset actions and other items as further discussed below. Our estimates related to many of these items reflect our best judgment based on information available at the time the items were recorded. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods.
For additional information, refer to Note 16, Income Taxes, to the consolidated financial statements.
Tax Impact of Business and Asset Actions
During the second quarter of fiscal year 2025, we recorded a pre-tax charge of $2.9 billion for the business and asset actions discussed in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge had a related net income tax benefit of $640.6.
Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018).
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 related to estimated withholding taxes on foreign earnings that we no longer intend to indefinitely reinvest. There were no other changes to our assumptions regarding the reinvestment of foreign earnings during the first six months of fiscal year 2025.
Shareholder Activism-Related Costs
During the first half of fiscal year 2025, we incurred costs of $61.3 related to a proxy contest as further discussed in Note 17, Supplemental Information, to the consolidated financial statements. We recognized an income tax benefit of $8.4 primarily related to costs incurred during the first quarter for legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders.
Other
In addition to the items discussed above, our effective tax rate was higher in fiscal year 2025 due to higher net costs on foreign-related income taxed in the U.S. and larger benefits in the prior year for the release of certain unrecognized tax benefits upon expiration of the statute of limitations for uncertain tax positions taken in prior years. These increases were partially offset by larger excess tax benefits on share-based compensation in the current year and by greater tax benefits for foreign investments.
Adjusted Effective Tax Rate
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 65, was 18.9% and 18.5% for the six months ended 31 March 2025 and 2024, respectively.

Discussion of First Six Months Results by Business Segment
Americas

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$2,574.8	$2,497.9	$76.9	3%
Operating income	753.9	726.3	27.6	4%
Operating margin	29.3%	29.1%		20	bp
Equity affiliates’ income	$66.3	$81.3	($15.0)	(18%)
Adjusted EBITDA	1,172.0	1,151.4	20.6	2%

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	1%
Price	2%
Energy cost pass-through to customers	1%
Currency	(1%)
Total Americas Sales Change	3%

Sales of $2.6 billion increased 3%, or $76.9, as higher pricing of 2%, higher volumes of 1%, and higher energy cost pass-through to customers of 1% were partially offset by an unfavorable currency impact of 1%. The total segment pricing increase of 2% equates to a 4% improvement in our merchant business, which reflects favorable pricing across most non-helium product lines. The volume improvement reflects a significant, non-recurring sale of helium to an existing merchant customer during the first quarter of fiscal year 2025, growth in our on-site hydrogen business, and a favorable one-time customer contract amendment in the second quarter of fiscal year 2025, which were mostly offset by lower demand for helium.
Operating income of $753.9 increased 4%, or $27.6, due to favorable volumes of $53 and positive pricing, net of power and fuel costs, of $30, partially offset by higher costs of $47 and unfavorable currency of $8. The higher costs primarily reflect higher maintenance and depreciation, inflation, and project development, which were partially offset by productivity improvements and income recognized on the sale of an equity method investment in the first quarter. Operating margin of 29.3% increased 20 bp from 29.1% in the prior year as the volume improvement was mostly offset by higher costs.
Equity affiliates’ income of $66.3 decreased 18%, or $15.0, driven by our share of income from an asset sale in the prior year as well as lower income from an affiliate in Mexico.

Asia

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$1,591.2	$1,573.5	$17.7	1%
Operating income	407.8	414.8	(7.0)	(2%)
Operating margin	25.6%	26.4%		(80	bp)
Equity affiliates’ income	$20.8	$12.5	$8.3	66%
Adjusted EBITDA	683.3	655.5	27.8	4%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	2%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	(2%)
Total Asia Sales Change	1%
Sales of $1.6 billion increased 1%, or $17.7, as higher volumes of 2% and higher energy cost pass-through to customers of 2% were partially offset by an unfavorable currency impact of 2% and lower pricing of 1%. New assets contributed to the volume improvement across the region and were partially offset by weaker helium demand. Currency was unfavorable due to strengthening of the U.S. Dollar against most major currencies in the region. The total segment pricing decline of 1% equates to a 2% decline in our merchant business, which was primarily attributable to helium.
Operating income of $407.8 decreased 2%, or $7.0, primarily due to lower pricing, net of power and fuel costs, of $11 and unfavorable currency of $8, partially offset by lower costs of $10. The cost improvement was primarily attributable to productivity, which was partially offset by higher costs related to incentive compensation and inflation. Operating margin of 25.6% decreased 80 bp from 26.4% in the prior year.
Equity affiliates’ income of $20.8 increased 66%, or $8.3, driven by prior year maintenance expense at an affiliate in China as well as higher income from affiliates in Thailand.

Europe

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$1,424.6	$1,399.1	$25.5	2%
Operating income	382.0	398.6	(16.6)	(4%)
Operating margin	26.8%	28.5%		(170	bp)
Equity affiliates’ income	$45.9	$32.4	$13.5	42%
Adjusted EBITDA	539.2	530.0	9.2	2%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	(2%)
Price	3%
Energy cost pass-through to customers	2%
Currency	(1%)
Total Europe Sales Change	2%

Sales of $1.4 billion increased 2%, or $25.5, due to higher pricing of 3% and higher energy cost pass-through to customers of 2%, partially offset by lower volumes of 2% and an unfavorable impact from currency of 1%. The total segment price increase of 3% equates to a 4% improvement in our merchant business, which reflects favorable pricing across most non-helium product lines. Unfavorable volumes were driven by lower demand for helium in our merchant business and a lower year-to-date contribution from our on-site business.
Operating income of $382.0 decreased 4%, or $16.6, primarily due to unfavorable volumes of $27 and higher costs of $7, partially offset by favorable pricing, net of power and fuel costs, of $21. The higher costs reflect inflation, depreciation, and higher income from non-recurring asset sales in the prior year, which were partially offset by productivity improvements and lower maintenance. Operating margin of 26.8% decreased 170 bp from 28.5% in the prior year primarily due to lower volumes.
Equity affiliates’ income of $45.9 increased 42%, or $13.5, driven by prior year non-recurring items at an affiliate in Italy.
Middle East and India

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
Sales	$65.6	$71.1	($5.5)	(8%)
Operating income (loss)	(3.5)	9.5	(13.0)	(137%)
Equity affiliates' income	163.2	166.8	(3.6)	(2%)
Adjusted EBITDA	172.6	189.6	(17.0)	(9%)

Sales of $65.6 decreased 8%, or $5.5, primarily due to lower merchant volumes and pricing. Operating loss was $3.5 compared to income of $9.5 in the prior year, which was primarily driven by higher costs.
Equity affiliates' income of $163.2 decreased 2%, or $3.6, driven by JIGPC.

Corporate and other

	Six Months Ended
	31 March		Change vs. Prior Year
	2025	2024	$	%
Sales	$191.5	$386.0	($194.5)	(50%)
Operating loss	(235.4)	(188.1)	(47.3)	(25%)
Equity affiliates' income	6.7	8.7	(2.0)	(23%)
Adjusted EBITDA	(209.0)	(153.7)	(55.3)	(36%)

Sales of $191.5 decreased 50%, or $194.5, primarily due to the divestiture of the LNG business in September 2024.

Operating loss of $235.4 increased 25%, or $47.3, primarily due to the divestiture of the LNG business, which generated operating income of approximately $60 in the prior year. Additionally, operating results in fiscal year 2025 were negatively impacted by changes to project cost estimates on certain sale of equipment projects as well as higher costs for incentive compensation and inflation. These impacts were partially offset by lower project development costs and productivity improvements.
Equity affiliates' income of $6.7 decreased 23%, or $2.0.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of U.S. Dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted earnings per share ("EPS"), adjusted EBITDA, the adjusted effective tax rate, and capital expenditures, while on a segment basis, we present adjusted EBITDA. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
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
In many cases, non-GAAP financial measures are determined by adjusting the most directly comparable GAAP measure to exclude gains or losses that we believe are not representative of our underlying business performance. For example, we exclude the impact of the non-service components of net periodic benefit/cost for our defined benefit pension plans. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans. Additionally, our adjustments this quarter include other gains and losses that are not associated with the ongoing operation of our business. These items are oftentimes difficult to predict; however, the reader should be aware that we may recognize similar gains or losses in the future.
When applicable, the tax impact of our pre-tax non-GAAP adjustments reflects the expected current and deferred income tax impact of our non-GAAP adjustments. These tax impacts are primarily driven by the statutory tax rate of the various relevant jurisdictions and the taxability of the adjustments in those jurisdictions. Additionally, in some cases, we may adjust for tax-only items, such as the income tax benefit related to U.S. tax reform and additional withholding taxes related to the repatriation of foreign earnings.

ADJUSTED EPS
The table below provides a reconciliation to the most directly comparable GAAP measure for each of the major components used to calculate adjusted EPS, which we view as a key performance metric, for the second quarter of fiscal years 2025 and 2024. In periods that we have non-GAAP adjustments, we believe it is important for the reader to understand the per share impact of each such adjustment because management does not consider these impacts when evaluating underlying business performance. Per share impacts are calculated independently and may not sum to total GAAP EPS and total adjusted EPS due to rounding.

	Three Months Ended 31 March
Q2 2025 vs. Q2 2024	Operating Income/Loss	Equity Affiliates' Income	Other Non-Operating Inc/Exp, Net	Income Tax Benefit/Expense	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
Q2 2025 GAAP	($2,328.0)	$145.5	($18.6)	($505.8)	($1,730.6)	($7.77)
Q2 2024 GAAP	637.2	143.3	(9.2)	130.5	572.4	2.57
$ Change GAAP						($10.34)
% Change GAAP						**
Q2 2025 GAAP	($2,328.0)	$145.5	($18.6)	($505.8)	($1,730.6)	($7.77)
Business and asset actions(B)	2,927.9	6.8	—	640.6	2,290.6	10.28
Shareholder activism-related costs	31.4	—	—	0.4	31.0	0.14
Loss on de-designation of cash flow hedges(C)	—	—	11.5	1.0	3.0	0.01
Non-service pension cost, net	—	—	10.7	2.7	8.0	0.04
Tax reform adjustment related to deemed foreign dividends	—	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—	—	—	(31.4)	31.4	0.14
Q2 2025 Adjusted Measures	$631.3	$152.3	$3.6	$142.4	$598.5	$2.69
Q2 2024 GAAP	$637.2	$143.3	($9.2)	$130.5	$572.4	$2.57
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Non-service pension cost, net	—	—	25.1	6.2	18.9	0.08
Q2 2024 Adjusted Measures	$694.2	$143.3	$15.9	$149.9	$635.1	$2.85
$ Adjusted Change						($0.16)
% Adjusted Change						(6%)
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in fiscal year 2025, GAAP loss per share is calculated using the basic weighted average share value of 222.8 million, which does not consider outstanding share-based awards due to their anti-dilutive effect. Adjusted earnings per share is calculated using a diluted weighted average share value of 222.9 million.

(B) Includes $3.5 attributable to noncontrolling interests.
(C) Includes $7.5 attributable to noncontrolling interests.
** Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025.

	Six months ended 31 March
2025 vs. 2024	Operating Income/Loss	Equity Affiliates' Income	Other Non-Operating Inc/Exp, Net	Income Tax Benefit/Expense	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
2025 GAAP	($1,684.4)	$296.1	$20.3	($365.1)	($1,113.2)	($5.00)
2024 GAAP	1,304.1	301.7	(24.0)	265.9	1,181.7	5.30
$ Change GAAP						($10.30)
% Change GAAP						**
2025 GAAP	($1,684.4)	$296.1	$20.3	($365.1)	($1,113.2)	($5.00)
Business and asset actions(B)	2,927.9	6.8	—	640.6	2,290.6	10.28
Shareholder activism-related costs	61.3	—	—	8.4	52.9	0.24
Gain on de-designation of cash flow hedges(C)	—	—	(27.3)	(2.3)	(7.3)	(0.03)
Non-service pension cost, net	—	—	21.2	5.3	15.9	0.07
Tax reform adjustment related to deemed foreign dividends	—	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—	—	—	(31.4)	31.4	0.14
2025 Adjusted Measures	$1,304.8	$302.9	$14.2	$290.4	$1,235.4	$5.54
2024 GAAP	$1,304.1	$301.7	($24.0)	$265.9	$1,181.7	$5.30
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Non-service pension cost, net	—	—	50.0	12.4	37.6	0.17
2024 Adjusted Measures	$1,361.1	$301.7	$26.0	$291.5	$1,263.1	$5.67
$ Adjusted Change						($0.13)
% Adjusted Change						(2%)
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in fiscal year 2025, GAAP loss per share is calculated using the basic weighted average share value of 222.7 million, which does not consider outstanding share-based awards due to their anti-dilutive effect. Adjusted earnings per share is calculated using a diluted weighted average share value of 222.9 million.

(B) Includes $3.5 attributable to noncontrolling interests.
(C) Includes $17.7 attributable to noncontrolling interests.
** Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025.

ADJUSTED EBITDA
We define adjusted EBITDA as net income or loss less income or loss from discontinued operations, net of tax, and excluding non-GAAP adjustments, which we do not believe to be indicative of underlying business trends, before interest expense, other non-operating income (expense), net, income tax expense (benefit), and depreciation and amortization expense. Adjusted EBITDA provides a useful metric for management to assess operating performance on both a consolidated and a segment basis.
The table below presents a reconciliation of net income (loss) on a GAAP basis to adjusted EBITDA:

	Three Months Ended 31 March		Six Months Ended 31 March
	2025	2024	2025	2024
Net income (loss)	($1,737.5)	$580.9	($1,087.7)	$1,202.5
Add: Interest expense	42.2	59.9	84.8	113.4
Less: Other non-operating income (expense), net	(18.6)	(9.2)	20.3	(24.0)
Add: Income tax expense (benefit)	(505.8)	130.5	(365.1)	265.9
Add: Depreciation and amortization	383.6	360.8	750.4	710.0
Add: Business and asset actions	2,927.9	57.0	2,927.9	57.0
Add: Shareholder activism-related costs	31.4	—	61.3	—
Add: Equity method investment impairment associated with business and asset actions	6.8	—	6.8	—
Adjusted EBITDA	$1,167.2	$1,198.3	$2,358.1	$2,372.8
Change GAAP
Net income (loss) $ change	($2,318.4)		($2,290.2)
Net income (loss) % change	**		**
Change Non-GAAP
Adjusted EBITDA $ change	($31.1)		($14.7)
Adjusted EBITDA % change	(3%)		(1%)
** Change versus prior period is not meaningful due to the $2.9 billion pre-tax charge for business and asset actions in fiscal year 2025.

The tables below present a reconciliation of operating income (loss) by segment to adjusted EBITDA by segment for the three and six months ended 31 March 2025 and 2024:

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Change vs. Prior Year
Americas	2025	2024	$	%	2025	2024	$	%
Operating income	$365.7	$371.9	(6.2)	(2%)	$753.9	$726.3	$27.6	4%
Add: Depreciation and amortization	178.4	174.1			351.8	343.8
Add: Equity affiliates' income	31.2	44.2			66.3	81.3
Adjusted EBITDA	$575.3	$590.2	($14.9)	(3%)	$1,172.0	$1,151.4	$20.6	2%

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Change vs. Prior Year
Asia	2025	2024	$	%	2025	2024	$	%
Operating income	$191.4	$203.6	(12.2)	(6%)	$407.8	$414.8	($7.0)	(2%)
Add: Depreciation and amortization	131.8	116.4			254.7	228.2
Add: Equity affiliates' income	10.5	8.3			20.8	12.5
Adjusted EBITDA	$333.7	$328.3	$5.4	2%	$683.3	$655.5	$27.8	4%

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Change vs. Prior Year
Europe	2025	2024	$	%	2025	2024	$	%
Operating income	$195.5	$201.0	(5.5)	(3%)	$382.0	$398.6	($16.6)	(4%)
Add: Depreciation and amortization	56.8	50.8			111.3	99.0
Add: Equity affiliates' income	27.7	11.7			45.9	32.4
Adjusted EBITDA	$280.0	$263.5	$16.5	6%	$539.2	$530.0	$9.2	2%

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Change vs. Prior Year
Middle East and India	2025	2024	$	%	2025	2024	$	%
Operating income (loss)	($2.9)	$5.6	(8.5)	(152%)	($3.5)	$9.5	($13.0)	(137%)
Add: Depreciation and amortization	6.4	6.7			12.9	13.3
Add: Equity affiliates' income	78.2	73.9			163.2	166.8
Adjusted EBITDA	$81.7	$86.2	($4.5)	(5%)	$172.6	$189.6	($17.0)	(9%)

	Three Months Ended				Six Months Ended
	31 March		Change vs. Prior Year		31 March		Change vs. Prior Year
Corporate and other	2025	2024	$	%	2025	2024	$	%
Operating loss	($118.4)	($87.9)	(30.5)	(35%)	($235.4)	($188.1)	($47.3)	(25%)
Add: Depreciation and amortization	10.2	12.8			19.7	25.7
Add: Equity affiliates' income	4.7	5.2			6.7	8.7
Adjusted EBITDA	($103.5)	($69.9)	($33.6)	(48%)	($209.0)	($153.7)	($55.3)	(36%)
ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 March		Six Months Ended 31 March
	2025	2024	2025	2024
Income tax expense (benefit)	($505.8)	$130.5	($365.1)	$265.9
Income (Loss) before taxes	(2,243.3)	711.4	(1,452.8)	1,468.4
Effective tax rate	22.5%	18.3%	25.1%	18.1%
Reconciliation of GAAP to Non-GAAP:
Income tax expense (benefit)	($505.8)	$130.5	($365.1)	$265.9
Business and asset actions tax impact	640.6	13.2	640.6	13.2
Shareholder activism-related costs tax impact	0.4	—	8.4	—
Loss (Gain) on de-designation of cash flow hedges tax impact	1.0	—	(2.3)	—
Non-service pension cost, net tax impact	2.7	6.2	5.3	12.4
Tax reform adjustment related to deemed foreign dividends	34.9	—	34.9	—
Tax on repatriation of foreign earnings	(31.4)	—	(31.4)	—
Adjusted income tax expense	$142.4	$149.9	$290.4	$291.5
Income (Loss) before taxes	($2,243.3)	$711.4	($1,452.8)	$1,468.4
Business and asset actions	2,927.9	57.0	2,927.9	57.0
Shareholder activism-related costs	31.4	—	61.3	—
Loss (Gain) on de-designation of cash flow hedges	11.5	—	(27.3)	—
Non-service pension cost, net	10.7	25.1	21.2	50.0
Business and asset actions- equity method investment	6.8	—	6.8	—
Adjusted income before taxes	$745.0	$793.5	$1,537.1	$1,575.4
Adjusted effective tax rate	19.1%	18.9%	18.9%	18.5%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Six Months Ended
	31 March
	2025	2024
Cash used for investing activities	$4,419.4	$3,226.0
Proceeds from sale of assets and investments	36.5	20.2
Purchases of investments	(117.6)	(136.4)
Proceeds from investments	11.1	367.4
Other investing activities	60.9	30.1
NGHC expenditures not funded by Air Products' equity(A)	(1,470.9)	(836.2)
Capital expenditures	$2,939.4	$2,671.1
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
As of 31 March 2025, we had $1,423.1 of foreign cash and cash items compared to total cash and cash items of $1,491.4. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to permanently reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Six Months Ended
	31 March
	2025	2024
Net income (loss) attributable to Air Products	($1,113.2)	$1,181.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	750.4	710.0
Deferred income taxes	(540.1)	6.9
Tax reform repatriation	(34.9)	—
Business and asset actions	2,927.9	57.0
Undistributed earnings of equity method investments	(129.4)	(118.2)
Gain on sale of assets and investments	(12.3)	(18.2)
Share-based compensation	54.7	28.5
Noncurrent lease receivables	28.0	40.2
Other adjustments	(87.8)	26.5
Changes in working capital accounts	(703.5)	(486.1)
Cash Provided by Operating Activities	$1,139.8	$1,428.3
For the first six months of fiscal year 2025, cash provided by operating activities was $1,139.8. The adjustment for deferred income taxes of $540.1 is primarily driven by the tax impacts of the charge recorded for business and asset actions in the second quarter of fiscal year 2025. For additional information regarding this charge, refer to Note 4, Business and Asset Actions, to the consolidated financial statements. Other adjustments of $87.8 primarily included adjustments for noncash currency impacts of intercompany balances. The working capital accounts were a use of cash of $703.5, which was primarily driven by a use of cash of $571.0 within "Other working capital". Further, "Other working capital" includes income tax payments in excess of expense of $515.4, which was driven by payments of $395 related to the gain on the sale of the LNG business in September 2024. The use of cash of $66.9 within "Trade receivables", primarily relates to the timing of cash collections.
For the first six months of fiscal year 2024, cash provided by operating activities was $1,428.3. We recorded a charge of $57.0 for the accrual of severance and other post-employment benefits. The working capital accounts were a use of cash of $486.1. A use of cash of $301.0 within "Payables and accrued liabilities" primarily resulted from payments for incentive compensation under the fiscal year 2023 plan, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash of $111.7 within "Other working capital" primarily related to the timing of tax payments. The use of cash of $72.7 within "Inventories" primarily related to purchases of helium. The use of cash of $31.6 within "Other receivables" primarily related to the payment of value added taxes incurred in the construction of our larger projects for which we will claim a refund in the near term.

Cash Flows From Investing Activities

	Six Months Ended
	31 March
	2025	2024
Additions to plant and equipment, including long-term deposits	($4,009.1)	($3,114.9)
Investment in and advances to unconsolidated affiliates	(365.4)	—
Investment in financing receivables	(35.8)	(392.4)
Proceeds from sale of assets and investments	36.5	20.2
Purchases of investments	(117.6)	(136.4)
Proceeds from investments	11.1	367.4
Other investing activities	60.9	30.1
Cash Used for Investing Activities	($4,419.4)	($3,226.0)
For the first six months of fiscal year 2025, cash used for investing activities was $4,419.4. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $4,009.1. Refer to the "Capital Expenditures" section below for further detail. Investments in and advances to unconsolidated affiliates resulted in a use of cash of $365.4. Purchases of investments of $117.6 included purchases of time deposits, which have terms greater than three months but less than one year, and exceeded proceeds from investments of $11.1.
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
Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 71 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Six Months Ended
	31 March
	2025	2024
Additions to plant and equipment, including long-term deposits	$4,009.1	$3,114.9
Investment in and advances to unconsolidated affiliates	365.4	—
Investment in financing receivables	35.8	392.4
NGHC expenditures not funded by Air Products' equity(A)	(1,470.9)	(836.2)
Capital Expenditures	$2,939.4	$2,671.1
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.

Capital expenditures for the first six months of fiscal year 2025 totaled $2,939.4 compared to $2,671.1 for the first six months of fiscal year 2024. Spending for plant and equipment primarily included project spending for our clean energy projects such as the NEOM Green Hydrogen Project in NEOM City, Saudi Arabia, as well as our clean energy complexes in Louisiana, United States, and Alberta, Canada. Additionally, we continue to invest capital in our core industrial gas business for new industrial gas plants as well as maintaining and replacing existing facilities. The investment in and advances to unconsolidated affiliates of $365.4 includes approximately $212 associated with Blue Hydrogen Industrial Gases, and approximately $115 associated with our final investment in JIGPC joint venture. The investment in financing receivables of $35.8 relates to remaining payments associated with the purchase of a natural gas-to-syngas processing facility in Uzbekistan. The prior year investment in financing receivables of $392.4 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities, and Note 17, Supplemental Information, to the consolidated financial statements for additional information.
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
We expect capital expenditures for fiscal year 2025 to be approximately $5 billion. We anticipate capital expenditures to be funded with our current cash balance, cash generated from continuing operations, and additional financing activities.
Cash Flows From Financing Activities

	Six Months Ended
	31 March
	2025	2024
Long-term debt proceeds	$2,002.5	$3,649.0
Payments on long-term debt	(332.3)	(64.7)
Increase (Decrease) in commercial paper and short-term borrowings	645.6	(131.9)
Dividends paid to shareholders	(787.4)	(777.9)
Proceeds from stock option exercises	1.1	5.7
Investments by noncontrolling interests	355.7	142.6
Other financing activities	(60.1)	(110.3)
Cash Provided by Financing Activities	$1,825.1	$2,712.5
For the first six months of fiscal year 2025, cash provided by financing activities was $1,825.1. The source of cash was driven by long-term debt proceeds of $2.0 billion, which included approximately $1 billion from Eurobonds issued in February 2025. We used the proceeds from the offering to repay commercial paper obligations, including those incurred prior to the closing of our 2025 Eurobond offering for repayment of €300 million aggregate principal amount outstanding of our 1.000% Eurobonds at maturity, plus accrued interest. The remaining $1 billion was borrowed by the NGHC joint venture as further discussed below. Additionally, we received proceeds of $645.6 from commercial paper and short-term borrowings, and $355.7 from investments by noncontrolling interests. These sources of cash were partially offset by dividend payments to shareholders of $787.4.
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

Financing and Capital Structure
Debt
Total debt increased to $15.9 billion as of 31 March 2025 from $14.2 billion as of 30 September 2024 due to Eurobond and commercial paper issuances, and project financing associated with the NEOM Green Hydrogen Project as further discussed below. Total debt includes related party debt of $294.4 and $304.4 as of 31 March 2025 and 30 September 2024, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 March 2025, we were in compliance with all of the financial and other covenants under our debt agreements.
Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026. All other terms remain consistent with the original agreement, including our ability to convert the facility into a term loan maturing 26 March 2027. Separately, we also have a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the five-year agreement and the 364-day agreement are syndicated facilities that provide a source of liquidity and support our commercial paper program through availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 31 March 2025.
We also have credit facilities available to certain of our foreign subsidiaries totaling $415.7, all of which was borrowed and outstanding as of 31 March 2025. The amount borrowed and outstanding as of 30 September 2024 was $1,129.0, which included long-term borrowings of approximately $675 that we derecognized upon deconsolidation of the Blue Hydrogen Industrial Gases Company ("BHIG") subsidiary during the second quarter. Refer to Note 17, Supplemental Information, to the consolidated financial statements for additional information.
NEOM Green Hydrogen Project Financing
NGHC has access to project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 31 March 2025, the joint venture had borrowed short- and long-term principal amounts totaling $4.3 billion compared to $3.3 billion as of 30 September 2024. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. We believe providing a consistent dividend plays a critical part in the creation of shareholder value and expect to return approximately $1.6 billion to shareholders in 2025.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. On 21 November 2024, the Board of Directors declared a quarterly dividend of $1.77 per share that was payable on 10 February 2025 to shareholders of record at the close of business on 2 January 2025. Additionally, on 22 January 2025, the Board of Directors approved a $0.02 per share increase to our quarterly dividend, marking the 43rd consecutive year of dividend increases. The $1.79 per share dividend declared in January is payable on 12 May 2025 to shareholders of record at the close of business on 1 April 2025. We expect to continue our history of increasing our quarterly dividend.

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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2025	2024	2025	2024
Service cost	$5.0	$5.2	$10.2	$10.4
Non-service cost	10.7	25.1	21.2	50.0
Other	—	0.1	0.1	0.2
Net Periodic Cost	$15.7	$30.4	$31.5	$60.6
Net periodic cost was $15.7 and $31.5 for the three and six months ended 31 March 2025, respectively. Net periodic cost was $30.4 and $60.6 for the three and six months ended 31 March 2024, respectively. The decrease in costs versus the prior year were primarily attributable to non-service costs, which were driven by a higher expected return on plan assets due to a higher beginning balance of plan assets, lower interest cost, and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2025 and 2024 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2025 and 2024, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $14.3 and $19.2, respectively.
Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2024 Form 10-K. There were no significant changes to our accounting policies during the first six months of fiscal year 2025.
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
During the second quarter of fiscal year 2025, we recorded a charge of approximately $2.9 billion ($2.3 billion attributable to Air Products after tax, or $10.28 per share) for the strategic actions described in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge included approximately $1.7 billion to reduce the carrying value of assets associated with exited projects to their estimated net realizable value of $22.5. We estimated the net realizable value of the assets assuming an orderly liquidation through a secondary equipment market based on our experience with selling similar equipment. An asset’s orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a buyer, selling the asset in the existing condition where it is located, and assuming the highest and best use of the asset by market participants. The inputs used for the valuation include significant unobservable inputs, or "Level 3" inputs, based on our best judgment regarding assumptions we expect market participants would use. The loss was measured as the difference between the orderly liquidation value of the assets and the net book value of the assets.
Additionally, during the first six months of fiscal year 2025, we recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating loss by approximately $15 and $45 for the three and six months ended 31 March 2025, respectively.
There were no other changes to our estimates during the first six months of fiscal year 2025 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2024 Form 10-K.
Our net financial instrument position increased from a liability of $13,855.3 at 30 September 2024 to a liability of $14,473.5 at 31 March 2025. The increase was primarily due to the issuance of Euro-denominated senior fixed-rate notes ("Eurobonds") as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. These increases were partially offset by the derecognition of long-term debt associated with Blue Hydrogen Industrial Gases Company ("BHIG") and the repayment of €300 million aggregate principal amount outstanding of our 1.000% Eurobonds at maturity in February 2025. For additional information regarding deconsolidation of BHIG, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 31 March 2025, including the effect of currency and interest rate swap agreements, was composed of 91% fixed-rate debt and 9% variable-rate debt. Our debt portfolio as of 30 September 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt. The increase in fixed-rate debt is primarily due to the issuance of Eurobonds and the derecognition of variable-rate debt associated with BHIG.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 March 2025, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,062 and $1,035 in the net liability position of financial instruments at 31 March 2025 and 30 September 2024, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,224 and $1,197 in the net liability position of financial instruments at 31 March 2025 and 30 September 2024, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2024.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 March 2025, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $500 and $408 in the net liability position of financial instruments at 31 March 2025 and 30 September 2024, respectively. The increase in sensitivity is primarily due to the issuance of the Eurobonds noted above.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 March 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 March 2025, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 March 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the second quarter of fiscal year 2025.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(3)	Articles of Incorporation and Bylaws

	3.1	Amended and Restated Bylaws, dated January 31, 2025 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).

	(10)	Material Contracts

	10.1	Air Products and Chemicals, Inc. Executive Separation Program as amended effective as of 7 February 2025. †

	10.2	Compensation Program for Nonemployee Directors amended and restated effective 9 February 2025. †

10.3
Indenture, dated as of April 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.4
Form of Officer’s Certificate setting forth the terms and forms of the 2.950% Notes due 2031 and the 3.450% Notes due 2037 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2025).

	10.5	Form of 2.950% Notes due 2031 (Included in Exhibit 10.4).

	10.6	Form of 3.450% Notes due 2037 (Included in Exhibit 10.4).

	10.7	Amendment No. 1 to 364-Day Revolving Credit Agreement, dated March 27, 2025.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	1 May 2025