Form 10-Q
period 2025-06-30
Air Products & Chemicals, Inc.
filed 2025-07-31
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	APD	New York Stock Exchange
0.500% Euro Notes due 2028	APD28	New York Stock Exchange
2.950% Euro Notes due 2031	APD31	New York Stock Exchange
0.800% Euro Notes due 2032	APD32	New York Stock Exchange
3.250% Euro Notes due 2032	APD32B	New York Stock Exchange
4.000% Euro Notes due 2035	APD35	New York Stock Exchange
3.450% Euro Notes due 2037	APD37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 30 June 2025 was 222,553,640.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 30 June 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can generally be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” "future," “goal,” “intend,” “may,” “outlook,” “plan,” “position,” “possible,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on management’s expectations and assumptions as of the date of this report and are not guarantees of future performance. You are cautioned not to place undue reliance on our forward-looking statements.
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
•our ability to safely and effectively develop, implement, and operate new technologies and to market products produced utilizing new technologies;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	30 June		30 June
(Millions of U.S. Dollars, except for share and per share data)	2025	2024	2025	2024
Sales	$3,022.7	$2,985.5	$8,870.4	$8,913.1
Cost of sales	2,040.1	2,005.6	6,110.5	6,064.3
Selling and administrative expense	222.6	235.4	687.0	714.4
Research and development expense	24.1	27.0	69.0	78.1
Business and asset actions	24.1	—	2,952.0	57.0
Shareholder activism-related costs	25.0	—	86.3	—
Gain on sale of business	67.3	—	67.3	—
Other income (expense), net	36.5	20.1	73.3	42.4
Operating Income (Loss)	790.6	737.6	(893.8)	2,041.7
Equity affiliates' income	167.6	168.9	463.7	470.6
Interest expense	61.4	55.7	146.2	169.1
Other non-operating income (expense), net	(6.0)	(1.3)	14.3	(25.3)
Income (Loss) From Continuing Operations Before Taxes	890.8	849.5	(562.0)	2,317.9
Income tax expense (benefit)	159.6	140.6	(205.5)	406.5
Income (Loss) From Continuing Operations	731.2	708.9	(356.5)	1,911.4
Loss from discontinued operations, net of tax	(8.0)	—	(8.0)	—
Net Income (Loss)	723.2	708.9	(364.5)	1,911.4
Net income attributable to noncontrolling interests	9.4	12.3	34.9	33.1
Net Income (Loss) Attributable to Air Products	$713.8	$696.6	($399.4)	$1,878.3

Net Income (Loss) Attributable to Air Products
Net income (loss) from continuing operations	$721.8	$696.6	($391.4)	$1,878.3
Net loss from discontinued operations	(8.0)	—	(8.0)	—
Net Income (Loss) Attributable to Air Products	$713.8	$696.6	($399.4)	$1,878.3

Per Share Data(A) (U.S. Dollars per share)
Basic earnings (loss) per share from continuing operations	$3.24	$3.13	($1.76)	$8.44
Basic loss per share from discontinued operations	(0.04)	—	(0.04)	—
Basic Earnings (Loss) Per Share Attributable to Air Products	$3.20	$3.13	($1.79)	$8.44
Diluted earnings (loss) per share from continuing operations	$3.24	$3.13	($1.76)	$8.43
Diluted loss per share from discontinued operations	(0.04)	—	(0.04)	—
Diluted Earnings (Loss) Per Share Attributable to Air Products	$3.20	$3.13	($1.79)	$8.43

Weighted Average Common Shares (in millions)
Basic	222.8	222.5	222.7	222.5
Diluted	222.9	222.8	222.7	222.8
(A) Earnings (loss) per share is calculated independently for each component and may not sum to total earnings (loss) per share due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	30 June
(Millions of U.S. Dollars)	2025	2024
Net Income	$723.2	$708.9
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($81.0) and $4.9	528.4	(140.2)
Net gain on derivatives, net of tax of $17.1 and ($3.8)	40.9	13.5
Reclassification adjustments:
Currency translation adjustment	3.3	—
Derivatives, net of tax of ($15.6) and $5.1	(52.2)	15.5
Pension and postretirement benefits, net of tax of $3.4 and $4.5	11.5	13.8
Total Other Comprehensive Income (Loss)	531.9	(97.4)
Comprehensive Income	$1,255.1	$611.5
Net Income Attributable to Noncontrolling Interests	9.4	12.3
Other Comprehensive Income Attributable to Noncontrolling Interests	24.0	17.8
Comprehensive Income Attributable to Air Products	$1,221.7	$581.4

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2025	2024
Net Income (Loss)	($364.5)	$1,911.4
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($69.1) and ($8.2)	6.7	16.6
Net gain (loss) on derivatives, net of tax of ($1.0) and $1.9	61.6	(65.3)
Reclassification adjustments:
Currency translation adjustment	5.8	—
Derivatives, net of tax of $9.9 and $2.9	32.7	8.1
Pension and postretirement benefits, net of tax of $10.3 and $13.2	33.5	41.1
Total Other Comprehensive Income	140.3	0.5
Comprehensive Income (Loss)	($224.2)	$1,911.9
Net Income Attributable to Noncontrolling Interests	34.9	33.1
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	82.4	(57.8)
Comprehensive Income (Loss) Attributable to Air Products	($341.5)	$1,936.6
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	30 June	30 September
(Millions of U.S. Dollars, except for share and per share data)	2025	2024
Assets
Current Assets
Cash and cash items	$2,324.3	$2,979.7
Short-term investments	—	5.0
Trade receivables, net	1,943.5	1,821.6
Inventories	797.7	766.0
Prepaid expenses	234.0	179.9
Other receivables and current assets	848.1	610.8
Total Current Assets	$6,147.6	$6,363.0
Investment in net assets of and advances to equity affiliates	5,227.8	4,792.5
Plant and equipment, at cost	42,985.2	39,950.9
Less: accumulated depreciation	17,345.2	16,580.0
Plant and equipment, net	$25,640.0	$23,370.9
Goodwill, net	969.7	905.1
Intangible assets, net	302.4	311.6
Operating lease right-of-use assets, net	976.9	1,047.7
Noncurrent lease receivables	318.2	392.1
Financing receivables	983.3	1,220.2
Other noncurrent assets	1,093.2	1,171.5
Total Noncurrent Assets	$35,511.5	$33,211.6
Total Assets(A)	$41,659.1	$39,574.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,368.1	$2,926.2
Accrued income taxes	156.3	558.5
Short-term borrowings	536.2	83.5
Current portion of long-term debt	699.0	611.4
Total Current Liabilities	$4,759.6	$4,179.6
Long-term debt	16,411.7	13,428.6
Long-term debt – related party	47.5	104.4
Noncurrent operating lease liabilities	646.6	677.9
Other noncurrent liabilities	1,351.8	1,350.5
Deferred income taxes	673.9	1,159.9
Total Noncurrent Liabilities	$19,131.5	$16,721.3
Total Liabilities(A)	$23,891.1	$20,900.9
Commitments and Contingencies - See Note 14
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2025 and 2024 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,302.1	1,253.2
Retained earnings	17,952.9	19,545.7
Accumulated other comprehensive loss	(1,969.8)	(2,027.7)
Treasury stock, at cost (2025 - 26,901,944 shares; 2024 - 27,083,166 shares)	(1,997.1)	(1,984.1)
Total Air Products Shareholders’ Equity	$15,537.5	$17,036.5
Noncontrolling Interests(A)	2,230.5	1,637.2
Total Equity	$17,768.0	$18,673.7
Total Liabilities and Equity	$41,659.1	$39,574.6
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $6,759.1 and $4,393.9 as of 30 June 2025 and 30 September 2024, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $4,693.9 and $3,473.4 as of 30 June 2025 and 30 September 2024, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	30 June
(Millions of U.S. Dollars)	2025	2024
Operating Activities
Net income (loss)	($364.5)	$1,911.4
Less: Net income attributable to noncontrolling interests of continuing operations	34.9	33.1
Net income (loss) attributable to Air Products	($399.4)	$1,878.3
Net loss from discontinued operations	8.0	—
Net income (loss) from continuing operations attributable to Air Products	(391.4)	1,878.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	$1,151.4	$1,070.3
Deferred income taxes	(497.2)	(74.3)
Tax reform repatriation	(34.9)	—
Gain on sale of business	(67.3)	—
Business and asset actions	2,952.0	57.0
Undistributed earnings of equity method investments	(137.8)	(124.1)
Gain on sale of assets and investments	(46.9)	(23.3)
Share-based compensation	65.7	46.2
Noncurrent lease receivables	40.1	59.2
Other adjustments	31.4	36.4
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(91.4)	(10.4)
Inventories	(35.6)	(111.0)
Other receivables	(102.8)	82.4
Payables and accrued liabilities	(215.1)	(175.1)
Other working capital	(624.6)	(21.9)
Cash Provided by Operating Activities	$1,995.6	$2,689.7
Investing Activities
Additions to plant and equipment, including long-term deposits	($5,504.9)	($4,721.5)
Acquisitions, less cash acquired	(59.9)	—
Investment in and advances to unconsolidated affiliates	(365.4)	—
Investment in financing receivables	(53.8)	(396.2)
Proceeds from sale of assets and investments	185.4	26.3
Purchases of short-term investments	(117.6)	(141.4)
Proceeds from short-term investments	122.5	413.1
Other investing activities	112.7	45.9
Cash Used for Investing Activities	($5,681.0)	($4,773.8)
Financing Activities
Long-term debt proceeds	$3,978.2	$4,119.9
Payments on long-term debt	(380.1)	(76.7)
Net increase (decrease) in commercial paper and short-term borrowings	214.7	(183.3)
Dividends paid to shareholders	(1,185.7)	(1,171.4)
Proceeds from stock option exercises	1.1	6.2
Investments by noncontrolling interests	485.9	278.7
Other financing activities	(79.8)	(125.7)
Cash Provided by Financing Activities	$3,034.3	$2,847.7
Effect of Exchange Rate Changes on Cash	(4.3)	(4.9)
(Decrease) Increase in cash and cash items	($655.4)	$758.7
Cash and cash items – Beginning of year	2,979.7	1,617.0
Cash and Cash Items – End of Period	$2,324.3	$2,375.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Nine Months Ended 30 June 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income (loss)	—	—	(399.4)	—	—	(399.4)	34.9	(364.5)
Other comprehensive income	—	—	—	57.9	—	57.9	82.4	140.3
Dividends on common stock ($5.35 per share)	—	—	(1,190.5)	—	—	(1,190.5)	—	(1,190.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.0)	(4.0)
Share-based compensation	—	62.5	—	—	—	62.5	—	62.5
Issuance of treasury shares for stock option and award plans	—	(13.8)	—	—	(13.0)	(26.8)	—	(26.8)
Investments by noncontrolling interests	—	—	—	—	—	—	485.9	485.9
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	0.2	(2.9)	—	—	(2.7)	—	(2.7)
Balance as of 30 June 2025	$249.4	$1,302.1	$17,952.9	($1,969.8)	($1,997.1)	$15,537.5	$2,230.5	$17,768.0

	Nine Months Ended 30 June 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	1,878.3	—	—	1,878.3	33.1	1,911.4
Other comprehensive income (loss)	—	—	—	58.3	—	58.3	(57.8)	0.5
Dividends on common stock ($5.29 per share)	—	—	(1,176.1)	—	—	(1,176.1)	—	(1,176.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15.7)	(15.7)
Share-based compensation	—	44.0	—	—	—	44.0	—	44.0
Issuance of treasury shares for stock option and award plans	—	3.4	—	—	(17.7)	(14.3)	—	(14.3)
Investments by noncontrolling interests	—	—	—	—	—	—	278.7	278.7
Other equity transactions	—	0.2	(2.0)	—	—	(1.8)	—	(1.8)
Balance as of 30 June 2024	$249.4	$1,238.1	$17,989.9	($2,391.1)	($1,985.0)	$15,101.3	$1,585.7	$16,687.0
(A)Accumulated other comprehensive loss

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 30 June 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6
Net income	—	—	713.8	—	—	713.8	9.4	723.2
Other comprehensive income	—	—	—	507.9	—	507.9	24.0	531.9
Dividends on common stock ($1.79 per share)	—	—	(398.4)	—	—	(398.4)	—	(398.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	11.5	—	—	—	11.5	—	11.5
Issuance of treasury shares for stock option and award plans	—	(1.0)	—	—	(0.1)	(1.1)	—	(1.1)
Investments by noncontrolling interests	—	—	—	—	—	—	123.5	123.5
Other equity transactions	—	0.2	0.2	—	—	0.4	—	0.4
Balance as of 30 June 2025	$249.4	$1,302.1	$17,952.9	($1,969.8)	($1,997.1)	$15,537.5	$2,230.5	$17,768.0

	Three Months Ended 30 June 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 March 2024	$249.4	$1,215.7	$17,690.0	($2,275.9)	($1,965.8)	$14,913.4	$1,421.5	$16,334.9
Net income	—	—	696.6	—	—	696.6	12.3	708.9
Other comprehensive income (loss)	—	—	—	(115.2)	—	(115.2)	17.8	(97.4)
Dividends on common stock ($1.77 per share)	—	—	(393.6)	—	—	(393.6)	—	(393.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Share-based compensation	—	14.5	—	—	—	14.5	—	14.5
Issuance of treasury shares for stock option and award plans	—	7.9	—	—	(19.2)	(11.3)	—	(11.3)
Investments by noncontrolling interests	—	—	—	—	—	—	136.1	136.1
Other equity transactions	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balance as of 30 June 2024	$249.4	$1,238.1	$17,989.9	($2,391.1)	($1,985.0)	$15,101.3	$1,585.7	$16,687.0
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
Major Accounting Policies
Refer to our 2024 Form 10-K for a description of major accounting policies. There have been no significant changes to these accounting policies during the first nine months of fiscal year 2025.
Estimates and Assumptions
Preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these statements and the accompanying notes. Actual results could differ from those estimates.

2. NEW ACCOUNTING GUIDANCE
New Accounting Guidance to be Implemented
Climate-Related Disclosures
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors", which includes final rules for providing qualitative and quantitative disclosures regarding certain climate-related topics on an annual basis. As a result of legal challenges, the SEC issued an order in April 2024 to stay the effectiveness of the rules pending the completion of judicial review of the consolidated challenges before the United States Court of Appeals for the Eighth Circuit. The SEC subsequently announced its withdrawal of its legal defense to such challenges in March 2025; however, the rules have not been formally rescinded by the SEC. In April 2025, the appellate court suspended its proceedings indefinitely and directed the SEC to file a status report outlining its next steps. In response, the SEC stated in July 2025 that it does not intend to revisit the rules and requested the court to rule on the pending petitions. We continue to monitor these developments.
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

Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction agreement with Air Products named as the main contractor and system integrator for the facility. NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional credit facilities that are non-recourse to Air Products, which total approximately $500 and are primarily for NGHC's working capital needs. Total principal borrowings were $4.6 billion and $3.3 billion as of 30 June 2025 and 30 September 2024, respectively. These balances include short-term borrowings of $71.1 and $51.6, respectively, from a 6.30% variable rate Saudi Riyal facility. The remaining borrowings include long-term facilities that are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets.
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge the long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" on our consolidated income statements as summarized in the table below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Gain (loss) on de-designation of cash flow hedges	($0.3)	$11.2	$27.0	$11.2
Amount attributable to noncontrolling partners in NGHC	(0.1)	7.3	17.6	7.3
Amount attributable to Air Products after tax	(0.1)	3.0	7.2	3.0

NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	30 June	30 September
	2025	2024
Assets
Cash and cash items	$38.4	$34.5
Trade receivables, net	12.7	6.7
Prepaid expenses	18.9	31.2
Other receivables and current assets	143.4	120.6
Total Current Assets	$213.4	$193.0
Plant and equipment, net	6,154.8	3,929.9
Operating lease right-of-use assets, net	220.3	233.9
Other noncurrent assets	170.6	37.1
Total Noncurrent Assets	$6,545.7	$4,200.9
Total Assets	$6,759.1	$4,393.9
Liabilities
Payables and accrued liabilities	$295.8	$308.4
Accrued income taxes	0.3	2.0
Short-term borrowings	71.0	51.6
Total Current Liabilities	$367.1	$362.0
Long-term debt	4,284.3	3,053.3
Noncurrent operating lease liabilities	18.1	24.5
Other noncurrent liabilities	9.4	30.4
Deferred income taxes	15.0	3.2
Total Noncurrent Liabilities	$4,326.8	$3,111.4
Total Liabilities	$4,693.9	$3,473.4
Equity
Accumulated other comprehensive income	$42.3	$13.8
Noncontrolling interests	1,397.1	937.6

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
Our loss exposure is limited to our investment in the joint venture. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $3.0 billion and $2.9 billion as of 30 June 2025 and 30 September 2024, respectively. The balance as of 30 June 2025 reflects a final investment of approximately $115 that we completed during the second quarter of fiscal year 2025. This investment was made in the form of a shareholder loan, which the joint venture used to purchase the remaining project assets.
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
During the second quarter of fiscal year 2025, we terminated the MPA and announced our decision to exit the project. In connection with this decision, we recorded project exit charges totaling approximately $1.8 billion, the majority of which were recognized at the time of the announcement. The charges included approximately $1.4 billion to write down assets that had primarily been reflected within "Plant and equipment, net" and $300 to establish an allowance for credit loss equal to the value of the financing receivable, which had previously been placed on non-accrual status. The remaining charge primarily reflects estimated costs to terminate contractual commitments and satisfy other obligations associated with exiting the site. We have no further loss exposure related to our variable interest in World Energy as of 30 June 2025; however, there could be future impacts to earnings as we finalize our exit from the project.
The charges discussed above were recorded in aggregate with those related to other actions as described in Note 4, Business and Asset Actions. Estimates used to calculate the charges reflect our best judgment based on information available as of 30 June 2025. The amount and timing of final settlement of these items may differ materially from our current estimates, which could materially impact our consolidated financial statements in future periods.

4. BUSINESS AND ASSET ACTIONS
Our consolidated income statements for the periods presented in this report include charges related to business and asset actions that are not reflected in segment results. Charges of $24.1 ($15.4 after tax) and $2,958.8 ($2,306.0 after tax attributable to Air Products) for the three and nine months ended 30 June 2025, respectively, were primarily recognized through operating results for project exit costs related to an ongoing review of our project backlog. The portion of the charge attributable to our noncontrolling partners was $3.5. The nine months ended 30 June 2024 reflect a charge of $57.0 ($43.8 after tax) that was recorded during the second quarter for involuntary termination benefits under our ongoing global cost reduction plan.
Project Exit Costs
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a review of our project portfolio in an effort to streamline our backlog and prioritize resources on projects that we believe will enhance shareholder value. In connection with this review, we decided to exit various projects related to clean energy generation and distribution. As a result of these decisions, we recorded project exit costs of $2,885.9 and $6.8 through operating results and equity affiliates' income, respectively, during the first nine months of fiscal year 2025. The majority of these costs are related to projects in the Americas segment.
The $2,885.9 charge recorded to operating results primarily included the write-down of project assets to their estimated net realizable value of $22.5, which was determined using significant unobservable inputs based on our best judgment regarding assumptions we expect market participants would use, as well as estimated costs required to terminate various contractual commitments. The $6.8 charge recorded to equity affiliates' income reflected an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure in the region.
The table below provides a reconciliation of the total project exit charges recognized through operating loss with the corresponding accrual remaining within “Payables and Accrued Liabilities” on our balance sheet as of 30 June 2025:

Charge for project exit costs(A)	$2,885.9
Noncash expenses(B)	(2,468.2)
Cash payments(C)	(100.4)
Currency translation adjustment	8.5
Amount accrued as of 30 June 2025	$325.8
(A)Includes $2,861.8 recorded in the second quarter following the initial decision to exit certain projects. An additional $24.1 was recorded during the third quarter based on updated cost estimates associated with these actions.
(B)Primarily attributable to plant and equipment and other noncurrent assets associated with the sustainable aviation fuel expansion project with World Energy. Refer to the nonrecurring fair value measurements table in Note 11, Fair Value Measurements, for additional information regarding the net realizable value of assets to be disposed.
(C)Estimated cash expenditures associated with these actions are projected to total approximately $425. The remaining accrual as of 30 June 2025 reflects anticipated costs to settle open purchase commitments and asset retirement obligations.
Our estimates related to exiting these projects, including the net realizable value of assets to be disposed and expected future cash obligations, reflect our best judgment based on information available as of 30 June 2025. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods. While we expect to complete exit activities within the next twelve months, we cannot predict the occurrence of future events and circumstances that could extend this process beyond one year in certain cases. Additionally, our Board of Directors continues to review the business, which may lead to decisions that could result in additional charges in future periods.

Global Cost Reduction Plan
In June 2023, we initiated a global cost reduction plan that provides severance and other postemployment benefits to employees designated for involuntary separation. In accordance with our accounting policy, we recognize related costs in the period management formally commits to a defined set of actions under the plan. Benefits are determined based on the terms of our established ongoing benefit arrangements.
Since the plan was initiated in 2023, we incurred costs totaling $150.1 for approximately 2,400 employees globally. Of these costs, $66.1 and $57.0 were recorded during the second quarters of fiscal years 2025 and 2024, respectively. No costs were recorded for the plan during the third quarters of fiscal years 2025 or 2024.
As of 30 September 2024, the liability for unpaid benefits reflected within "Payables and accrued liabilities" on our consolidated balance sheet was $34.0. The table below reconciles this balance to the remaining liability as of 30 June 2025:

Amount accrued as of 30 September 2024	$34.0
Charge for severance and other benefits	66.1
Cash payments	(40.5)
Currency translation adjustment	1.8
Amount accrued as of 30 June 2025	$61.4

The remaining liability as of 30 June 2025 primarily relates to employees identified during the second quarter of fiscal year 2025. We expect implementation of these actions to be substantially complete by the end of the second quarter of fiscal year 2026. However, position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond one year in certain cases.

5. ACQUISITIONS AND DIVESTITURES
Acquisition of Ijsfabriek Strombeek
On 30 April 2025, we acquired a 100% interest in Ijsfabriek Strombeek, an independent industrial gases company located in Belgium. Total consideration, net of cash acquired, was $74.2, which included $59.9 paid in cash at closing. Ijsfabriek Strombeek produces and distributes a portfolio of merchant gases, including medical gases, dry ice, and carbon dioxide.
We accounted for the acquisition as a business combination within our Europe segment. Assets recognized primarily consisted of plant and equipment of $32.2; goodwill of $31.3; and intangible assets of $15.8. The goodwill is not expected to be deductible for income tax purposes. Intangible assets acquired primarily include customer relationships with a weighted-average amortization period of approximately 10 years. The acquired assets were recorded at their estimated fair values based primarily on a preliminary purchase price allocation. We may record adjustments to these assets during the preliminary purchase price allocation period, which could be up to one year from the acquisition date.
Divestitures
Sale of Business
In April 2025, we completed the sale of our 100% ownership interest in a consolidated subsidiary located in Singapore. The transaction resulted in cash proceeds of $104.3, which was received in full upon closing. As a result of the divestiture, we recognized a gain of $67.3 ($51.9 after tax) that is presented as “Gain on sale of business” on our consolidated income statements for the three and nine months ended 30 June 2025. The gain was not recorded in the results of the Asia segment.
Prior to the divestiture, the subsidiary contributed annual sales of approximately $50 to our Asia segment, primarily through the merchant gas supply mode. Assets divested in the transaction primarily included regionally located on-site production facilities and associated infrastructure.

Sale of Other Assets
In June 2025, we sold a regional office in Hersham, England, for cash proceeds of $37.7. We recognized a gain on sale of $31.3 ($23.8 after tax) that is presented within “Other income (expense), net” on our consolidated income statements for the three and nine months ended 30 June 2025. The gain was not recorded in the results of the Europe segment.
Deconsolidation of Blue Hydrogen Industrial Gases Company
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
While we no longer control BHIG, we maintain the ability to exercise significant influence regarding key decisions. Accordingly, we recorded an equity method investment for APQ's 50% interest in the entity. This investment is reflected within "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheet and totaled $145.6 as of 30 June 2025.
6. REVENUE RECOGNITION
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
Disaggregation of Revenue
The tables provided below present our consolidated sales disaggregated by supply mode for each of our reportable segments for the third quarter and first nine months of fiscal years 2025 and 2024. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Three Months Ended 30 June 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$708.1	$546.2	$265.5	$23.9	$—	$1,543.7	51%
Merchant	552.9	263.8	505.0	14.4	—	1,336.1	44%
Sale of equipment	—	—	—	—	142.9	142.9	5%
Total	$1,261.0	$810.0	$770.5	$38.3	$142.9	$3,022.7	100%

	Three Months Ended 30 June 2024

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$680.3	$506.9	$218.3	$18.4	$—	$1,423.9	48%
Merchant	554.4	282.7	475.1	14.4	—	1,326.6	44%
Sale of equipment	—	—	—	—	235.0	235.0	8%
Total	$1,234.7	$789.6	$693.4	$32.8	$235.0	$2,985.5	100%

	Nine Months Ended 30 June 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,181.7	$1,598.6	$743.0	$61.2	$—	$4,584.5	52%
Merchant	1,654.1	802.6	1,452.1	42.7	—	3,951.5	44%
Sale of Equipment	—	—	—	—	334.4	334.4	4%
Total	$3,835.8	$2,401.2	$2,195.1	$103.9	$334.4	$8,870.4	100%

	Nine Months Ended 30 June 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$2,089.9	$1,506.0	$672.0	$54.4	$—	$4,322.3	48%
Merchant	1,642.7	857.1	1,420.5	49.5	—	3,969.8	45%
Sale of Equipment	—	—	—	—	621.0	621.0	7%
Total	$3,732.6	$2,363.1	$2,092.5	$103.9	$621.0	$8,913.1	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales for the periods presented.
Remaining Performance Obligations
As of 30 June 2025, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		30 June	30 September
	Balance Sheet Location	2025	2024
Assets
Contract assets – current	Other receivables and current assets	$135.4	$76.2
Contract fulfillment costs – current	Other receivables and current assets	114.4	103.7
Contract assets – noncurrent	Other noncurrent assets	53.8	—
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$232.9	$240.0
Contract liabilities – noncurrent	Other noncurrent liabilities	287.2	290.0
During the first nine months of fiscal year 2025, we recognized sales of approximately $90 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2024.

7. DISCONTINUED OPERATIONS
During the third quarter of fiscal year 2025, we recorded a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax) primarily to increase our existing liability for retained environmental remediation obligations associated with production facilities in the atmospheric emulsions and global pressure sensitive adhesives businesses sold in 2008. Refer to the "Piedmont" discussion under Note 14, Commitments and Contingencies, for additional information. The loss did not have an impact on our statement of cash flows for the first nine months of fiscal year 2025.
8. INVENTORIES
The components of inventories are as follows:

	30 June	30 September
	2025	2024
Finished goods	$208.9	$210.2
Work in process	49.4	42.2
Raw materials, supplies, and other	539.4	513.6
Inventories	$797.7	$766.0
9. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the nine months ended 30 June 2025 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2024	$146.3	$174.7	$534.3	$15.8	$34.0	$905.1
Acquisitions(A)	—	—	31.3	—	—	31.3
Currency translation	(1.5)	(0.8)	35.5	—	0.1	33.3
Goodwill, net as of 30 June 2025	$144.8	$173.9	$601.1	$15.8	$34.1	$969.7
(A)Refer to Note 4, Acquisitions and Divestitures, for additional information.

	30 June	30 September
	2025	2024
Goodwill, gross	$1,253.8	$1,199.8
Accumulated impairment losses(B)	(284.1)	(294.7)
Goodwill, net	$969.7	$905.1
(B)Accumulated impairment losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment and include the impact of currency translation.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The business and asset actions discussed in Note 4 did not have a significant impact on the fair value of our reporting units as the majority of the assets were still under construction and did not significantly contribute to previous fair value estimates. Accordingly, we did not perform an interim goodwill impairment test during the first nine months of fiscal year 2025.

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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 June 2025 is 2.6 years.
Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is Chilean Pesos and U.S. Dollars.
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
The table below summarizes our outstanding currency price risk management instruments:

	30 June 2025		30 September 2024
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$3,110.7	0.6	$4,003.2	0.6
Net investment hedges	160.9	0.1	911.4	2.5
Not designated	2,836.2	1.4	1,880.0	0.3
Total Forward Exchange Contracts	$6,107.8	1.0	$6,794.6	0.8
The decrease in the notional value of cash flow hedges is primarily due to maturities. The increase in the notional value of forward exchange contracts that are not designated is primarily due to the origination of forward exchange contracts that offset other forward exchange contracts previously designated as net investment hedges that were de-designated during fiscal year 2025.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €3,119.1 million ($3,676.0) at 30 June 2025 and €1,905.7 million ($2,121.9) at 30 September 2024. The designated foreign currency-denominated debt is presented on our consolidated balance sheets within "Long-term debt" as of 30 June 2025 and "Long-term debt" and "Current portion of long-term debt" as of 30 September 2024.

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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 June 2025, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	30 June 2025				30 September 2024
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	2.2	$800.0	SOFR	1.64%	3.0
Interest rate swaps (cash flow hedge)(A)	$2,963.2	2.77%	SOFR	20.5	$2,159.3	2.72%	SOFR	21.2
Interest rate swaps (not designated)(A)	$347.5	3.26%	SOFR	19.2	$461.4	3.27%	SOFR	20.5
Cross currency interest rate swaps (net investment hedge)	$—	—%	—%	0.0	$16.7	5.39%	3.64%	0.2
Cross currency interest rate swaps (cash flow hedge)	$308.4	5.12%	3.01%	1.6	$410.6	4.96%	2.80%	1.9
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$34.7	5.39%	3.64%	0.2
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

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	30 June	30 September	30 June	30 September
Balance Sheet Location	2025	2024	2025	2024
Current portion of long-term debt	$547.9	$—	($2.0)	$—
Long-term debt	$1,518.9	$2,057.1	($26.3)	($36.6)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	30 June	30 September	Balance Sheet Location	30 June	30 September
		2025	2024		2025	2024
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$98.4	$74.5	Payables and accrued liabilities	$44.1	$21.6
Interest rate management contracts	Other receivables and current assets	6.8	1.2	Payables and accrued liabilities	2.0	1.2
Forward exchange contracts	Other noncurrent assets	10.3	9.6	Other noncurrent liabilities	5.6	15.6
Interest rate management contracts	Other noncurrent assets	154.8	34.3	Other noncurrent liabilities	27.4	40.2
Total Derivatives Designated as Hedging Instruments		$270.3	$119.6		$79.1	$78.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$22.6	$16.5	Payables and accrued liabilities	$25.1	$21.8
Interest rate management contracts	Other receivables and current assets	—	1.7	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	8.8	0.2	Other noncurrent liabilities	35.9	0.2
Interest rate management contracts	Other noncurrent assets	15.7	4.6	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$47.1	$23.0		$61.0	$22.0
Total Derivatives		$317.4	$142.6		$140.1	$100.6
Refer to Note 11, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Net Investment Hedging Relationships
Forward exchange contracts	($35.2)	$4.3	($1.3)	$4.1
Foreign currency debt	(276.9)	14.8	(248.9)	(26.9)
Cross currency interest rate swaps	—	0.4	0.4	(0.7)
Total Amount Recognized in OCI	(312.1)	19.5	(249.8)	(23.5)
Tax effects	75.3	(4.8)	59.9	5.7
Net Amount Recognized in OCI	($236.8)	$14.7	($189.9)	($17.8)

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	$80.3	($24.6)	($54.1)	$27.0
Forward exchange contracts, excluded components	(1.8)	(6.1)	(8.1)	(18.5)
Other(A)	(20.5)	40.4	122.8	(71.9)
Total Amount Recognized in OCI	58.0	9.7	60.6	(63.4)
Tax effects	(17.1)	3.8	1.0	(1.9)
Net Amount Recognized in OCI	$40.9	$13.5	$61.6	($65.3)
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

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$3,022.7	$2,985.5	$2,040.1	$2,005.6	$61.4	$55.7	($6.0)	($1.3)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.1)	$0.2	($0.3)	($0.3)	$—	$—	($73.6)	$16.8
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	2.7	5.7
Other:
Amount reclassified from OCI into income	—	—	—	—	(0.4)	0.9	3.7	(0.4)
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	0.2	(2.3)
Total (Gain) Loss Reclassified from OCI to Income	(0.1)	0.2	(0.3)	(0.3)	(0.4)	0.9	(67.0)	19.8
Tax effects	—	—	0.1	0.1	—	(0.4)	15.5	(4.8)
Net (Gain) Loss Reclassified from OCI to Income	($0.1)	$0.2	($0.2)	($0.2)	($0.4)	$0.5	($51.5)	$15.0
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$8.0	$2.1	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(8.0)	(2.1)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended 30 June
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$8,870.4	$8,913.1	$6,110.5	$6,064.3	$146.2	$169.1	$14.3	($25.3)

(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	$0.3	$0.1	$7.3	$1.5	$—	$—	$30.8	($9.8)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	13.1	16.7
Other:
Amount reclassified from OCI into income	—	—	—	—	0.1	3.3	(9.2)	1.5
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	0.2	(2.3)
Total (Gain) Loss Reclassified from OCI to Income	0.3	0.1	7.3	1.5	0.1	3.3	34.9	6.1
Tax effects	(0.1)	—	(1.5)	(0.3)	(0.2)	(1.3)	(8.1)	(1.3)
Net (Gain) Loss Reclassified from OCI to Income	$0.2	$0.1	$5.8	$1.2	($0.1)	$2.0	$26.8	$4.8

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$8.3	$20.0	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(8.3)	(20.0)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	$4.0	($1.6)	$—	($0.5)
De-designated interest rate swaps	—	—	0.1	(8.9)
Other	—	—	—	(0.1)
Total (Gain) Loss Recognized in Income	$4.0	($1.6)	$0.1	($9.5)

	Nine Months Ended 30 June
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($2.7)	($1.3)	($0.8)	($1.4)
De-designated interest rate swaps	—	—	(27.2)	(8.9)
Other	—	—	(1.7)	—
Total (Gain) Loss Recognized in Income	($2.7)	($1.3)	($29.7)	($10.3)
The amount of unrealized gains and losses related to cash flow hedges as of 30 June 2025 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $57.4 and $47.3 as of 30 June 2025 and 30 September 2024, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $201.6 and $57.2 as of 30 June 2025 and 30 September 2024, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	30 June 2025		30 September 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$140.1	$140.1	$100.8	$100.8
Interest rate management contracts	177.3	177.3	41.8	41.8
Liabilities
Derivatives
Forward exchange contracts	$110.7	$110.7	$59.2	$59.2
Interest rate management contracts	29.4	29.4	41.4	41.4
Long-term debt, including current portion and related party	17,158.2	16,741.6	14,144.4	13,897.3
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	30 June 2025				30 September 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$140.1	$—	$140.1	$—	$100.8	$—	$100.8	$—
Interest rate management contracts	177.3	—	177.3	—	41.8	—	41.8	—
Total Assets at Fair Value	$317.4	$—	$317.4	$—	$142.6	$—	$142.6	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$110.7	$—	$110.7	$—	$59.2	$—	$59.2	$—
Interest rate management contracts	29.4	—	29.4	—	41.4	—	41.4	—
Total Liabilities at Fair Value	$140.1	$—	$140.1	$—	$100.6	$—	$100.6	$—

The following is a tabular presentation of nonrecurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	31 March 2025
	Total	Level 1	Level 2	Level 3	FY25 Charge
Plant and Equipment(A)	$22.5			$22.5	$1,752.0
(A) As a result of the project exits announced in the second quarter of fiscal year 2025, we assessed the recoverability of assets capable of being marketed in a secondary equipment market using an orderly liquidation valuation resulting in an impairment loss for the difference between the orderly liquidation value and net book value of the assets as of 31 March 2025. There have been no significant changes in the estimated net realizable value of the assets as of 30 June 2025. For additional information regarding our project exits, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
12. DEBT
Registered Public Offerings
In February 2025, we issued Euro-denominated senior fixed-rate notes with an aggregate principal amount of €1.0 billion (approximately $1.04 billion) in a registered public offering (the "February 2025 Offering"). The related proceeds were reduced by deferred financing charges and discounts of approximately $8. In June 2025, we issued U.S. Dollar- and Euro-denominated senior fixed-rate notes with aggregate principal amounts of $1.1 billion and €500 million (approximately $570), respectively, in registered public offerings (the "June 2025 Offerings"). The related proceeds were reduced by deferred financing charges and discounts of approximately $12. Deferred financing charges and discounts are amortized through interest expense over the life of the underlying bonds.
We used the net proceeds from the February 2025 Offering to repay commercial paper obligations, including those incurred prior to the closing of the February 2025 Offering that were used to repay €300 million aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity, plus accrued interest. We intend to use the net proceeds from the June 2025 Offerings to repay commercial paper obligations and for general corporate purposes.
The interest rate, maturity, and U.S. Dollar carrying amount of each instrument issued in fiscal year 2025 are summarized below:

	Fiscal Year Maturity	30 June 2025
Payable in U.S. Dollars
4.300% Notes	2028	$600.0
4.900% Notes	2033	500.0
Payable in Euros
2.950% Notes	2031	589.3
3.250% Notes	2032	589.3
3.450% Notes	2037	589.3
Total		$2,867.9
Non-Recourse Debt Associated With NGHC
NGHC has access to financing that is being drawn over the construction period of the NEOM Green Hydrogen Project. As of 30 June 2025, NGHC borrowed principal amounts totaling $4.6 billion compared to $3.3 billion as of 30 September 2024. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information. Creditors of NGHC do not have recourse to the general credit of Air Products.

Committed Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026. All other terms remain consistent with the original agreement. Fees incurred in connection with the refinancing were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 30 June 2025 or 30 September 2024.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities. As of 30 June 2025, the amount available under foreign committed credit facilities totaled $420.8, all of which was borrowed and outstanding.
As of 30 September 2024, these facilities had a combined maximum borrowing capacity of $1.2 billion, of which $1.1 billion was borrowed and outstanding. During the second quarter of fiscal year 2025, we derecognized long-term borrowings from two Saudi Riyal-denominated facilities upon deconsolidation of the Blue Hydrogen Industrial Gases Company ("BHIG") subsidiary. These borrowings had been drawn from a 7.35% variable-rate facility and a 2.00% fixed-rate facility, which had carrying values of $451.1 and $222.2 as of 30 September 2024, respectively. As further discussed in Note 19, Supplemental Information, we continue to have exposure to BHIG's borrowings through our equity method investment in the entity.
Related Party Debt
Refer to Note 19, Supplemental Information.

13. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and nine months ended 30 June 2025 and 2024 were as follows:

	Pension Benefits
	2025			2024
Three Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$2.3	$3.0	$5.3	$2.4	$2.8	$5.2
Non-service cost:
Interest cost	29.9	14.5	44.4	33.7	14.9	48.6
Expected return on plan assets	(33.1)	(15.3)	(48.4)	(30.0)	(11.7)	(41.7)
Prior service cost amortization	0.2	0.3	0.5	0.3	0.2	0.5
Actuarial loss amortization	11.7	2.4	14.1	14.3	3.2	17.5
Settlements	—	0.3	0.3	—	0.4	0.4
Other	—	0.1	0.1	—	0.6	0.6
Net Periodic Cost	$11.0	$5.3	$16.3	$20.7	$10.4	$31.1

	Pension Benefits
	2025			2024
Nine Months Ended 30 June	U.S.	International	Total	U.S.	International	Total
Service cost	$6.9	$8.6	$15.5	$7.2	$8.4	$15.6
Non-service cost:
Interest cost	89.7	42.2	131.9	101.1	44.7	145.8
Expected return on plan assets	(99.5)	(44.5)	(144.0)	(90.0)	(35.2)	(125.2)
Prior service cost amortization	0.8	0.7	1.5	0.9	0.7	1.6
Actuarial loss amortization	35.1	7.2	42.3	42.9	9.6	52.5
Settlements	—	0.4	0.4	—	0.6	0.6
Other	—	0.2	0.2	—	0.8	0.8
Net Periodic Cost	$33.0	$14.8	$47.8	$62.1	$29.6	$91.7
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2025 and 2024 were not material. The non-service related impacts are presented outside operating results within "Other non-operating income (expense), net."
For the nine months ended 30 June 2025 and 2024, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $20.8 and $25.6, respectively. Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.
There was no actuarial gain amortization recognized during the three months ended 30 June 2025 for our other postretirement benefits plans. During the nine months ended 30 June 2025, we recognized actuarial gain amortization of $0.4 for our other postretirement benefits plans. During the three and nine months ended 30 June 2024, we recognized actuarial gain amortization of $0.1 and $0.4, respectively, for our other postretirement benefits plan.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $33.0 as of 30 June 2025) on Air Products Brasil Ltda. This fine was based on a recommendation by a unit of the Brazilian Ministry of Justice, following an investigation beginning in 2003, which alleged violation of competition laws with respect to the sale of industrial and medical gases. The fines are based on a percentage of our total revenue in Brazil in 2003.
We have denied the allegations made by the authorities and filed an appeal in October 2010 with the Brazilian courts. On 6 May 2014, our appeal was granted and the fine against Air Products Brasil Ltda. was dismissed. CADE has appealed that ruling and the matter remains pending. We, with advice of our outside legal counsel, have assessed the status of this matter and have concluded that, although an adverse final judgment after exhausting all appeals is possible, such a judgment is not probable. As a result, no provision has been made in the consolidated financial statements. In the event of an adverse final judgment, we estimate the maximum possible loss to be the full amount of the fine of R$179.2 million (approximately $33.0 as of 30 June 2025) plus interest accrued thereon until final disposition of the proceedings.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 30 June 2025 and 30 September 2024, the consolidated balance sheets included accruals of $87.4 and $79.1, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $87 to a reasonably possible upper exposure of $100 as of 30 June 2025.
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
Pace
As of 30 June 2025, $54.4 of the environmental accrual was related to our facility in Pace, Florida.
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

In the first quarter of 2015, we entered into a consent order with the FDEP requiring us to continue our remediation efforts at the Pace facility and complete a cost review every five years. In fiscal year 2020, we completed an updated cost review of the environmental remediation status at the Pace facility and increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheet and recognized a before-tax expense of $19 in results from discontinued operations. In fiscal year 2024, we completed our most recent cost review of the environmental remediation status at the Pace facility. Based on our review, we expect ongoing activities to continue for 30 years. Additionally, we increased our estimate of near-term spending for an optimized groundwater recovery system and future annual costs due to higher inflation. As a result of these changes, we increased our environmental accrual for this site by $19 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $19 in results from discontinued operations in fiscal year 2024. There have been no significant changes to the estimated exposure.
We have implemented many of the remedial corrective measures at the Pace facility required under the 1995 consent orders issued by the FDEP and the USEPA. Contaminated soils have been bioremediated, and the treated soils have been secured in a lined on-site corrective action management unit. Several groundwater recovery systems have been installed to contain and remove contamination from groundwater. We completed an extensive assessment of the site to determine the efficacy of existing measures, what additional corrective measures may be needed, and whether newer remediation technologies that were not available in the 1990s might be better suited for groundwater remediation. Based on assessment results, we completed a focused feasibility study that identified alternative approaches that may more effectively remove contaminants. We continue to review alternative remedial approaches with the FDEP, and we completed additional field work during 2021 to support the design of an improved groundwater recovery network. This network targets areas of higher contaminant concentration and avoids areas of high groundwater iron which has proven to be a significant operability issue for the project. The design of the optimized recovery system was completed in fiscal year 2024, with construction expected to begin in fiscal year 2026. In the fourth quarter of fiscal year 2024, we completed an updated cost review which resulted in a change in assumptions regarding future operating costs as discussed above.
Piedmont
As of 30 June 2025, $10.5 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
Remediation has started in accordance with the design, which includes in-situ chemical oxidation treatment, as well as soil vapor extraction to remove volatile organic compounds from the unsaturated soils beneath the impacted areas of the plant. We estimate that source area remediation and groundwater recovery and treatment will continue through 2033. Thereafter, we currently expect this site to go into a state of monitored natural attenuation through 2038. We recognized a before-tax expense of $24 in 2008 as a component of income from discontinued operations and recorded an environmental liability of $24 in continuing operations on the consolidated balance sheets.
In the third quarter of fiscal year 2025, we completed an updated cost review of the environmental remediation status at Piedmont. Based on our review, we increased our estimate of remaining costs due to the extended period of time that will be required to complete the remediation along with higher annual costs due to inflation. As a result of these changes, we increased the environmental accrual for this site by $9 in continuing operations on the consolidated balance sheets and recognized a before-tax expense of $9 in results from discontinued operations.

Pasadena
As of 30 June 2025, $10.0 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
We continue to perform additional work to address other environmental obligations at the site. This additional work includes remediating impacted soils as required, investigating groundwater west of the former PUI facility, cleaning production wells, continuing post closure care for two closed RCRA surface impoundment units, and maintaining engineering controls. Additionally, we have conducted an interim corrective action to treat impacted soils as recommended in the TCEQ 2019 Annual Report. We are currently in the process of renewing the site's RCRA permit. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.
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
Changes to the carrying amount of our asset retirement obligations were as follows:

30 September 2024	$334.7
Additional accruals(A)	67.4
Liabilities settled	(6.5)
Accretion expense	9.7
Currency translation adjustment	(1.7)
30 June 2025	$403.6
(A)Primarily relates to project exits discussed in Note 4, Business and Asset Actions.

15. SHARE-BASED COMPENSATION
Our outstanding share-based compensation program includes deferred stock units. During the nine months ended 30 June 2025, we granted both market-based and time-based deferred stock units. The terms of the awards were fixed at the grant date. All previously outstanding stock options were fully exercised during the first quarter of fiscal year 2025.
We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 June 2025, 0.8 million shares remained available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Before-tax share-based compensation cost(A)	$11.0	$17.6	$65.8	$46.0
Income tax benefit	(2.8)	(4.2)	(15.8)	(11.1)
After-tax share-based compensation cost	$8.2	$13.4	$50.0	$34.9
(A)Fiscal year 2025 includes noncash executive separation costs of $22.4 to accelerate vesting of share-based awards. Refer to the "Shareholder Activism-Related Costs" disclosure in Note 19, Supplemental Information, for additional information.
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first nine months of fiscal years 2025 and 2024 was not material.
Deferred Stock Units
During the nine months ended 30 June 2025, we granted 95,490 market-based deferred stock units. The market-based deferred stock units are earned over the performance period beginning 1 October 2024 and ending 30 September 2027, conditioned on the level of our total shareholder return in relation to the S&P 500 Index over the three-year performance period.
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
In addition, during the nine months ended 30 June 2025, we granted 137,024 time-based deferred stock units at a weighted average grant-date fair value of $330.06.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and nine months ended 30 June 2025:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 March 2025	$57.1	($2,047.2)	($487.6)	($2,477.7)
Other comprehensive income before reclassifications	40.9	528.4	—	569.3
Amounts reclassified from AOCL	(52.2)	3.3	11.5	(37.4)
Net current period other comprehensive income (loss)	($11.3)	$531.7	$11.5	$531.9
Amount attributable to noncontrolling interests	(7.7)	31.7	—	24.0
Balance at 30 June 2025	$53.5	($1,547.2)	($476.1)	($1,969.8)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2024	$27.2	($1,545.3)	($509.6)	($2,027.7)
Other comprehensive income before reclassifications	61.6	6.7	—	68.3
Amounts reclassified from AOCL	32.7	5.8	33.5	72.0
Net current period other comprehensive income	$94.3	$12.5	$33.5	$140.3
Amount attributable to noncontrolling interests	68.0	14.4	—	82.4
Balance at 30 June 2025	$53.5	($1,547.2)	($476.1)	($1,969.8)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
(Gain) Loss on Cash Flow Hedges, net of tax
Sales	($0.1)	$0.2	$0.2	$0.1
Cost of sales	(0.2)	(0.2)	5.8	1.2
Interest expense	(0.4)	0.5	(0.1)	2.0
Other non-operating income (expense), net	(51.5)	15.0	26.8	4.8
Total (Gain) Loss on Cash Flow Hedges, net of tax	($52.2)	$15.5	$32.7	$8.1
Currency translation adjustment associated with business and asset actions	$3.3		$5.8
Pension and Postretirement Benefits, net of tax(A)	$11.5	$13.8	$33.5	$41.1
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 13, Retirement Benefits, for additional information.

17. EARNINGS (LOSS) PER SHARE
The table below details the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Numerator
Net income (loss) from continuing operations	$721.8	$696.6	($391.4)	$1,878.3
Net income from discontinued operations	(8.0)	—	(8.0)	—
Net income (loss) attributable to Air Products	$713.8	$696.6	($399.4)	$1,878.3
Denominator (in millions)
Weighted average common shares — Basic	222.8	222.5	222.7	222.5
Effect of dilutive securities:
Employee stock option and other award plans	0.1	0.3	—	0.3
Weighted average common shares — Diluted	222.9	222.8	222.7	222.8

Per Share Data(A) (U.S. Dollars per share)
Basic EPS from continuing operations	$3.24	$3.13	($1.76)	$8.44
Basic EPS from discontinued operations	(0.04)	—	(0.04)	—
Basic earnings (loss) per share attributable to Air Products	$3.20	$3.13	($1.79)	$8.44

Diluted EPS from continuing operations	$3.24	$3.13	($1.76)	$8.43
Diluted EPS from discontinued operations	(0.04)	—	(0.04)	—
Diluted earnings (loss) per share attributable to Air Products	$3.20	$3.13	($1.79)	$8.43
(A) Earnings (loss) per share is calculated independently for each component and may not sum to total earnings (loss) per share due to rounding.
The table below summarizes antidilutive outstanding share-based awards that were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Antidilutive outstanding share-based awards(A)	0.1	—	0.2	0.1
(A)Due to the net loss reported for the nine months ended 30 June 2025, outstanding share-based awards were excluded from the computation of diluted loss per share. These shares would have had an antidilutive impact, thus diluting the loss per share.

18. INCOME TAXES
Effective Tax Rate
For the nine months ended 30 June 2025, our consolidated income statements include an income tax benefit of $205.5 compared to an income tax expense of $406.5 for the prior year period. The tax benefit in fiscal year 2025 represents an effective tax rate of 36.6% on the pre-tax loss reported for the nine months ended 30 June 2025 compared to an effective rate of 17.5% for tax expense on the pre-tax income reported for the nine months ended 30 June 2024. The year-to-date rate in fiscal year 2025 was primarily impacted by a pre-tax charge of approximately $3 billion, which was primarily recorded during the second quarter. Our effective tax rate was 17.9% and 16.6% for the three months ended 30 June 2025 and 2024, respectively.
Our estimates related to the items discussed below reflect our best judgment based on information available as of 30 June 2025. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods. Similarly, impacts recognized in future periods may impact period tax costs and benefits.
Business and Asset Actions
In fiscal year 2025, we recorded charges related to our decision to exit certain projects and other cost reduction measures as described in Note 4, Business and Asset Actions. These efforts resulted in a pre-tax charge of approximately $3 billion, which was primarily recorded during the second quarter. The related net tax benefit of $649.3 included a $22.5 cost for reserves established for uncertain tax positions related to the deductibility of business and asset actions incurred in foreign subsidiaries and a $15.2 cost primarily related to lower U.S. tax benefits for foreign-derived income. We also incurred a $41.8 increase in our valuation allowance related to tax benefits for foreign business and asset actions for which we could not recognize an income tax benefit.
Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a $34.9 net income tax benefit related to our intent to file a refund claim after the review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal year 2018). While we were not a party to these cases, the opinions resulted in a change to our intent to pursue a refund claim. The $34.9 income tax benefit is net of a $67.8 reserve for an uncertain tax position related to the calculation of the refund amount.
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded a $31.4 cost related to estimated withholding taxes on foreign earnings we no longer intend to indefinitely reinvest. There were no other significant changes to our assumptions regarding the reinvestment of foreign earnings during the first nine months of fiscal year 2025.
Shareholder Activism-Related Costs
As further discussed in Note 19, Supplemental Information, we recorded costs of $86.3 during the first nine months of fiscal year 2025 related to a proxy contest that concluded in January. The net tax benefit associated with these costs was $14.6.
Cash Paid for Taxes, Net of Refunds
Income tax payments, net of refunds, were $856.1 and $502.2 for the nine months ended 30 June 2025 and 2024, respectively. The fiscal year 2025 amount included approximately $395 of tax payments related to the gain on the sale of our LNG business in September 2024.

19. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to certain of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $90 and $240 for the three and nine months ended 30 June 2025, respectively, and $80 and $255 for the three and nine months ended 30 June 2024, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 June 2025 and 30 September 2024, our consolidated balance sheets included related party trade receivables of approximately $190 and $120, respectively.
During the third quarter of fiscal year 2025, we reimbursed $24.7 to Mantle Ridge LP and certain of its affiliated entities (collectively, “Mantle Ridge”) for costs they incurred in connection with the proxy contest that concluded in January 2025. Refer to “Shareholder Activism-Related Costs” below for additional information.
Related party debt primarily includes a loan with our joint venture partner, Lu’An Clean Energy Company. Total debt owed to related parties was $298.2 and $304.4 as of 30 June 2025 and 30 September 2024, respectively. The amount outstanding as of 30 June 2025 included short-term borrowings of $196.0 and current portion of long-term debt of $54.7. As of 30 September 2024, the current portion of long-term debt owed to related parties was $200.0.
Shareholder Activism-Related Costs
Our consolidated income statements include shareholder activism-related costs of $25.0 ($18.8 after tax) and $86.3 ($71.7 after tax) for the three and nine months ended 30 June 2025, respectively. These costs were recorded in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Mantle Ridge, an Air Products' investor, nominated three of the nine directors elected, including Paul C. Hilal, Mantle Ridge’s founder and Chief Executive Officer ("CEO").
During the third quarter of fiscal year 2025, the Board of Directors voted to authorize a cash reimbursement of $24.7 to Mantle Ridge. Paul C. Hilal abstained from voting on this matter. Costs subject to reimbursement included those incurred by Mantle Ridge for legal counsel, proxy engagement services, governance advisors, communication expenses, and other out-of-pocket costs related to its engagement with Air Products. The Board members who voted on this matter unanimously concluded that these expenses were incurred with the objective of effecting changes to Air Products’ governance structure and strategic direction that serve the interests of long-term shareholder value. Additionally, they viewed the election of three of Mantle Ridge’s nominees by a majority of shares voted at the 2025 Annual Meeting as evidence of broad shareholder support for such changes. Given this level of support, the Board determined that such expenses should be shared pro rata among all shareholders.
Shareholder activism-related costs for the nine months ended 30 June 2025 also include amounts incurred directly by Air Products, such as legal and other professional service fees, proxy solicitation expenses, and executive separation costs related to the departure of our former CEO following the appointment of a new CEO by the Board of Directors. The CEO separation costs included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 for severance and other cash benefits that were paid during the second quarter.

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
We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our payments related to the facility are reflected within "Financing receivables" on our consolidated balance sheets. Financing receivables associated with the Uzbekistan transaction were approximately $983 and $920 as of 30 June 2025 and 30 September 2024, respectively.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project revenue and cost estimates that unfavorably impacted operating income (loss) by approximately $20 and $63 for the three and nine months ended 30 June 2025, respectively, and operating income by approximately $50 and $115 for the three and nine months ended 30 June 2024, respectively.

20. BUSINESS SEGMENT INFORMATION
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
Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 30 June 2025
Sales	$1,261.0	$810.0	$770.5	$38.3	$142.9	$3,022.7	(A)
Operating income (loss)	374.1	216.8	225.2	8.1	(83.1)	741.1	(B)
Depreciation and amortization	192.4	126.7	64.9	6.8	10.2	401.0
Equity affiliates' income	37.8	9.5	29.7	86.0	4.6	167.6	(B)
Three Months Ended 30 June 2024
Sales	$1,234.7	$789.6	$693.4	$32.8	$235.0	$2,985.5	(A)
Operating income (loss)	391.1	200.1	204.7	(1.4)	(56.9)	737.6	(B)
Depreciation and amortization	175.6	115.5	52.2	6.8	10.2	360.3
Equity affiliates' income	37.5	8.7	26.3	89.2	7.2	168.9	(B)

Nine Months Ended 30 June 2025
Sales	$3,835.8	$2,401.2	$2,195.1	$103.9	$334.4	$8,870.4	(A)
Operating income (loss)	1,128.0	624.6	607.2	4.6	(318.5)	2,045.9	(B)
Depreciation and amortization	544.2	381.4	176.2	19.7	29.9	1,151.4
Equity affiliates' income	104.1	30.3	75.6	249.2	11.3	470.5	(B)
Nine Months Ended 30 June 2024
Sales	$3,732.6	$2,363.1	$2,092.5	$103.9	$621.0	$8,913.1	(A)
Operating income (loss)	1,117.4	614.9	603.3	8.1	(245.0)	2,098.7	(B)
Depreciation and amortization	519.4	343.7	151.2	20.1	35.9	1,070.3
Equity affiliates' income	118.8	21.2	58.7	256.0	15.9	470.6	(B)

Total Assets
30 June 2025	$11,871.1	$7,269.9	$6,871.1	$10,510.1	$5,136.9	$41,659.1
30 September 2024	12,383.8	7,436.5	5,849.2	8,477.4	5,427.7	39,574.6
(A)Sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(B) Refer to the "Reconciliation to Consolidated Results" section below.

Reconciliation to Consolidated Results
The table below reconciles total operating income disclosed in the table above to consolidated operating income (loss) as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Operating Income (Loss)	2025	2024	2025	2024
Total	$741.1	$737.6	$2,045.9	$2,098.7
Business and asset actions	(24.1)	—	(2,952.0)	(57.0)
Shareholder activism-related costs	(25.0)	—	(86.3)	—
Gain on sale of business	67.3	—	67.3	—
Gain on sale of other assets(A)	31.3	—	31.3	—
Consolidated Operating Income (Loss)	$790.6	$737.6	($893.8)	$2,041.7
(A) Reflected on the consolidated income statements within "Other income (expense), net."

The table below reconciles total equity affiliates' income disclosed in the table above to consolidated equity affiliates' income as reflected on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	30 June		30 June
Equity Affiliates' Income	2025	2024	2025	2024
Total	$167.6	$168.9	$470.5	$470.6
Equity method investment impairment associated with business and asset actions	—	—	(6.8)	—
Consolidated Equity Affiliates' Income	$167.6	$168.9	$463.7	$470.6

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted earnings per share ("EPS"), adjusted EBITDA, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 66.
Comparisons included in the discussion that follows are for the third quarter and first nine months of fiscal year 2025 versus ("vs.") the third quarter and first nine months of fiscal year 2024. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2024 Form 10-K.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. The discussion that follows is based on these operations. Refer to Note 20, Business Segment Information, to the consolidated financial statements for additional information.
For information concerning activity with our related parties, refer to Note 19, Supplemental Information, to the consolidated financial statements.

THIRD QUARTER 2025 VS. THIRD QUARTER 2024
THIRD QUARTER 2025 IN SUMMARY
•Sales of $3.0 billion increased 1%, or $37.2, as higher energy cost pass-through to customers of 3%, higher pricing of 1%, and a favorable impact from currency of 1% were partially offset by lower volumes of 4%. The lower volumes primarily reflect the September 2024 LNG business divestiture, lower global helium demand, and project exits, partially offset by higher on-sites.
•Operating income of $790.6 increased 7%, or $53.0, reflecting gains from the sale of a business and other assets, non-helium merchant pricing, and cost improvements. These benefits were partially offset by shareholder activism-related costs, a net charge for updated cost estimates related to previously announced business and asset actions, and the September 2024 LNG business divestiture. Operating margin of 26.2% increased 150 basis points ("bp") from 24.7% in the prior year.
•Equity affiliates' income of $167.6 decreased 1%, or $1.3.
•Net income of $723.2 increased 2%, or $14.3, as gains from the sale of a business and other assets, higher non-helium merchant pricing, and cost improvements were partially offset by lower volumes, shareholder activism-related costs, and a charge for business and asset actions.
•Adjusted EBITDA of $1.3 billion increased 3%, or $42.9, driven by favorable costs and higher pricing, partially offset by lower volumes.
•EPS of $3.24 increased 4%, or $0.11 per share. EPS major factors are summarized in the table presented on page 47.
•Adjusted EPS of $3.09 decreased 3%, or $0.11 per share. Adjusted EPS excludes a net gain of $0.15 per share driven by gains recognized on the sale of a business and other assets as well as other adjustments as summarized in the reconciliation on page 67.

Summary of Changes in Earnings Per Share
The diluted per share impacts presented in the tables below were calculated independently and do not sum to the total change due to rounding.

	Three Months Ended		Change vs. Prior Year
	30 June
	2025	2024
Earnings per share	$3.20	$3.13	$0.07
Less: Loss per share from discontinued operations	(0.04)	—	(0.04)
Earnings per share from continuing operations	$3.24	$3.13	$0.11
% Change from prior year			4%
Operating Items
Underlying business:
Volume			(0.08)
Price, net of variable costs			0.05
Other costs			0.03
Currency			0.01
Business and asset actions			(0.07)
Shareholder activism-related costs			(0.08)
Gain on sale of business			0.23
Gain on sale of other assets(A)			0.11
Total Operating Items			$0.20
Other Items
Interest expense			(0.02)
Other non-operating income/expense, net:
Gain/Loss on de-designation of cash flow hedges(B)			(0.01)
Non-service pension cost, net			0.05
Other			(0.03)
Change in effective tax rate			(0.05)
Noncontrolling interests(B)			(0.02)
Total Other Items			($0.08)
Total Change			$0.11
% Change from prior year			4%
(A)Reflected on the consolidated income statements within "Other income (expense), net."
(B)The per share impact reflected within "Gain/Loss on de-designation of cash flow hedges" was calculated based on an after-tax loss attributable to Air Products of $0.1 during the third quarter of fiscal year 2025 compared to a gain of $3.0 in the prior year period. The loss/gain attributable to noncontrolling interests was $0.1 and $7.3 for the three months ended 30 June 2025 and 2024, respectively.

The table below summarizes the diluted per share impact of our non-GAAP adjustments for the third quarter of fiscal years 2025 and 2024:

	Three Months Ended		Change vs. Prior Year
	30 June
	2025	2024
Earnings per Share	$3.24	$3.13	$0.11
Business and asset actions	0.07	—	0.07
Shareholder activism-related costs	0.08	—	0.08
Gain on sale of business	(0.23)	—	(0.23)
Gain on sale of other assets	(0.11)	—	(0.11)
(Gain) Loss on de-designation of cash flow hedges	—	(0.01)	0.01
Non-service pension cost, net	0.04	0.09	(0.05)
Adjusted Earnings per Share	$3.09	$3.20	($0.11)
% Change from prior year			(3%)

THIRD QUARTER 2025 RESULTS OF OPERATIONS
Discussion of Third Quarter Consolidated Results

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$		%
GAAP Measures
Sales	$3,022.7	$2,985.5	$37.2		1%
Operating income	790.6	737.6	53.0		7%
Operating margin	26.2%	24.7%		150	bp
Equity affiliates’ income	$167.6	$168.9	($1.3)		(1%)
Net income	723.2	708.9	14.3		2%
Non-GAAP Measure
Adjusted EBITDA	$1,309.7	$1,266.8	$42.9		3%
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(4%)
Price	1%
Energy cost pass-through to customers	3%
Currency	1%
Total Consolidated Sales Change	1%

Sales of $3.0 billion increased 1%, or $37.2, as higher energy cost pass-through to customers of 3%, higher pricing of 1%, and a favorable impact from currency of 1% were partially offset by lower volumes of 4%. The increase in energy cost pass-through to customers was primarily due to higher natural gas prices in the U.S. Gulf Coast and California. The 1% total company price improvement, which equates to a 2% improvement for the merchant business, was driven by non-helium pricing actions primarily in the Europe and Americas segments. Currency was favorable as the U.S. Dollar weakened primarily against the British Pound Sterling and the Euro. Unfavorable volumes were driven by the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, lower global helium demand, and previously announced project exits, partially offset by higher on-sites.
Cost of Sales and Gross Margin
Cost of sales of $2.0 billion increased 2%, or $34.5, primarily due to higher energy cost pass-through to customers of $100, an unfavorable currency impact of $25, and higher power and fuel costs in our merchant business of $10, partially offset by lower costs of $102 attributable to lower sales volumes. Other costs were relatively flat as productivity improvements and lower planned maintenance were largely offset by higher depreciation expense and fixed-cost inflation. Gross margin of 32.5% decreased 30 bp from 32.8% in the prior year primarily due to higher energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $222.6 decreased 5%, or $12.8, as productivity improvements were partially offset by fixed-cost inflation. Selling and administrative expense as a percentage of sales decreased to 7.4% from 7.9% in the prior year.
Research and Development Expense
Research and development expense of $24.1 decreased 11%, or $2.9. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Business and Asset Actions
During the third quarter of fiscal year 2025, we recorded a charge of $24.1 ($15.4 after tax, or $0.07 per share) related to business and asset actions. This charge reflects updated cost estimates associated with our previously announced decision to exit certain clean energy generation and distribution projects. For additional information, refer to the discussion for the first nine months of fiscal year 2025 beginning on page 58 of this Management's Discussion and Analysis as well as Note 4, Business and Asset Actions, to the consolidated financial statements. The charge is not reflected in segment results.
Our estimates related to exiting these projects reflect our best judgment based on information available as of 30 June 2025. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods. Additionally, our Board of Directors continues to review the business, which may lead to decisions that could result in additional charges in future periods.
Shareholder Activism-Related Costs
During the third quarter of fiscal year 2025, we recorded shareholder activism-related costs of $25.0 ($18.8 after tax, or $0.08 per share). These costs primarily reflect a cash reimbursement to Mantle Ridge for expenses incurred during its proxy engagement with Air Products. Refer to Note 19, Supplemental Information, for additional information. Shareholder activism-related costs are not reflected in segment results.
Gain on Sale of Business
During the third quarter of fiscal year 2025, we recognized a gain of $67.3 ($51.9 after tax, or $0.23 per share) on the sale of our 100% ownership interest in a consolidated subsidiary in Singapore. This gain is not reflected in the results of the Asia segment. Refer to Note 5, Acquisitions and Divestitures, to the consolidated financial statements for additional information. Prior to the divestiture, the subsidiary contributed annual sales of approximately $50 to our Asia segment, primarily through the merchant gas supply mode.
Other Income (Expense), Net
Other income of $36.5 increased 82%, or $16.4. The increase was driven by a $31.3 gain ($23.8 after tax, or $0.11 per share) on the sale of a regional office in Hersham, England, which was not reflected in the results of the Europe segment. In the prior-year quarter, other income benefited from a favorable legal settlement in our Americas segment related to energy management charges in connection with an extreme weather event in 2021.

Operating Income and Operating Margin
Operating income of $790.6 increased 7%, or $53.0. In fiscal year 2025, we recognized pre-tax gains totaling approximately $99 in connection with the sale of a consolidated subsidiary and a regional office, as described above. Compared to the prior year, higher pricing, net of power and fuel costs, favorably impacted operating results by $15, driven by non-helium merchant products. Costs were $9 favorable as productivity improvements and lower planned maintenance were partially offset by higher depreciation expense, fixed-cost inflation, and a favorable legal settlement recorded in the prior year. These items were partially offset by shareholder activism-related costs of $25 and charges for business and asset actions of $24. Additionally, volumes were unfavorable by $23, reflecting the September 2024 divestiture of the LNG business, lower global helium demand, and previously announced project exits. In the prior year, the LNG business contributed approximately $35 in operating income. These headwinds were partially offset by higher on-site volumes.
Operating margin of 26.2% increased 150 bp compared to 24.7% in the prior year, primarily reflecting the margin impact of gains from the sale of a subsidiary and a regional office, partially offset by charges for business and asset actions and shareholder activism-related costs.
Equity Affiliates' Income
Equity affiliates' income of $167.6 decreased 1%, or $1.3.
Interest Expense

	Three Months Ended
	30 June
	2025	2024
Interest incurred	$161.1	$133.7
Less: Capitalized interest	99.7	78.0
Interest expense	$61.4	$55.7
Interest expense of $61.4 increased 10%, or $5.7, driven by the impact of project exits and a higher debt balance, partially offset by a higher carrying value of ongoing projects under construction.
Other Non-Operating Income (Expense), Net
Other non-operating expense of $6.0 increased $4.7 from the prior year. De-designated interest rate swaps related to financing for the NEOM Green Hydrogen Project resulted in an immaterial unrealized loss in the third quarter of fiscal year 2025, compared to a gain of $11.2 ($3.0 after tax, or $0.01 per share) in the prior year. Refer to Note 3, Variable Interest Entities, and Note 10, Financial Instruments, to the consolidated financial statements for additional information. Additionally, we recognized lower interest income on short-term investments in fiscal year 2025. These items were partially offset by a decrease in non-service pension costs, which were $10.9 ($8.1 after tax, or $0.04 per share) for the third quarter of fiscal year 2025 versus $25.3 ($19.1 after tax, or $0.09 per share) in the prior year.
Discontinued Operations
During the third quarter of fiscal year 2025, we recorded a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax) primarily to increase our existing liability for retained environmental remediation obligations associated with production facilities in the atmospheric emulsions and global pressure sensitive adhesives businesses sold in 2008. Refer to the "Piedmont" discussion under Note 14, Commitments and Contingencies, for additional information. The loss did not have an impact on our statement of cash flows for the first nine months of fiscal year 2025.

Net Income
Net income of $723.2 increased 2%, or $14.3. Fiscal year 2025 benefited from gains recognized in connection with the sale of a consolidated subsidiary and a regional office, higher non-helium merchant pricing, and lower non-service pension costs. Costs were also favorable, as productivity improvements and lower planned maintenance were partially offset by higher depreciation expense, fixed-cost inflation, and a prior year legal settlement. These items were partially offset by lower volumes, shareholder activism-related costs, and charges for business and asset actions. The lower volumes were primarily associated with the divestiture of the LNG business in September 2024. Additionally, fiscal year 2025 includes an after-tax loss from discontinued operations, primarily reflecting an increase to an existing liability for retained environmental remediation obligations associated with a previously divested business.
Adjusted EBITDA
Adjusted EBITDA of $1.3 billion increased 3%, or $42.9, driven by favorable costs and higher pricing, partially offset by lower volumes.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 17.9% and 16.6% for the three months ended 30 June 2025 and 2024, respectively. Our effective rate was higher in fiscal year 2025 due to lower tax benefits on both U.S. export income and excess tax benefits on share-based compensation, and higher net costs on foreign-related income taxed in the U.S. These increases were partially offset by larger benefits in fiscal year 2025 for the release of certain unrecognized tax benefits upon expiration of the statute of limitations.
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 66, was 18.1% and 16.9% for the three months ended 30 June 2025 and 2024, respectively.
On 4 July 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted in the United States. OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of other provisions. We are evaluating the impacts of this legislation on our consolidated financial statements.
Despite the OBBBA’s revisions to the Inflation Reduction Act incentives, we still anticipate future benefits from tax incentives for certain carbon sequestration and clean hydrogen production projects.

Discussion of Third Quarter Results by Business Segment
Americas

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$1,261.0	$1,234.7	$26.3	2%
Operating income	374.1	391.1	(17.0)	(4%)
Operating margin	29.7%	31.7%		(200	bp)
Equity affiliates’ income	$37.8	$37.5	$0.3	1%
Adjusted EBITDA	604.3	604.2	0.1	—%
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(6%)
Price	1%
Energy cost pass-through to customers	7%
Currency	—%
Total Americas Sales Change	2%

Sales of $1.3 billion increased 2%, or $26.3, as higher energy cost pass-through to customers of 7% and favorable pricing of 1% were partially offset by lower volumes of 6%. Higher energy cost pass-through to customers was primarily attributable to higher natural gas prices in the U.S. Gulf Coast and California. The total segment price increase of 1% equates to a 3% improvement in our merchant business, primarily in non-helium product lines. Volumes were unfavorable primarily due to lower on-sites, including previously announced project exits, and lower helium demand.
Operating income of $374.1 decreased 4%, or $17.0, primarily due to unfavorable costs of $21 and lower volumes of $4, partially offset by higher pricing, net of power and fuel costs in our merchant business, of $9. The unfavorable costs were driven by maintenance-related depreciation and a favorable prior year legal settlement. Operating margin of 29.7% decreased 200 bp from 31.7% in the prior year, primarily due to higher energy cost pass-through to customers.
Equity affiliates’ income of $37.8 increased 1%, or $0.3.

Asia

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$810.0	$789.6	$20.4	3%
Operating income	216.8	200.1	16.7	8%
Operating margin	26.8%	25.3%		150	bp
Equity affiliates’ income	$9.5	$8.7	$0.8	9%
Adjusted EBITDA	353.0	324.3	28.7	9%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	2%
Price	(1%)
Energy cost pass-through to customers	1%
Currency	1%
Total Asia Sales Change	3%

Sales of $810.0 increased 3%, or $20.4, as higher volumes of 2%, higher energy cost pass-through to customers of 1%, and a favorable currency impact of 1%, were partially offset by lower pricing of 1%. The higher volumes were driven by on-sites, partially offset by lower helium demand. The total segment pricing decline of 1% equates to a 4% decline in our merchant business, which was primarily attributable to helium.
Operating income of $216.8 increased 8%, or $16.7. Favorable costs of $25, primarily due to productivity improvements and lower maintenance, were partially offset by $10 of lower pricing, net of power and fuel costs, which was primarily attributable to helium. Operating margin of 26.8% increased 150 bp from 25.3% in the prior year, as the cost improvement was partially offset by lower helium pricing.
Equity affiliates’ income of $9.5 increased 9%, or $0.8.

Europe

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$770.5	$693.4	$77.1	11%
Operating income	225.2	204.7	20.5	10%
Operating margin	29.2%	29.5%		(30	bp)
Equity affiliates’ income	$29.7	$26.3	$3.4	13%
Adjusted EBITDA	319.8	283.2	36.6	13%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	3%
Price	2%
Energy cost pass-through to customers	1%
Currency	5%
Total Europe Sales Change	11%

Sales of $770.5 increased 11%, or $77.1, due to favorable currency of 5%, higher volumes of 3%, higher pricing of 2%, and higher energy cost pass-through to customers of 1%. Favorable currency was primarily attributable to weakening of the U.S. Dollar against the British Pound Sterling and the Euro. The higher volumes were driven by on-sites, partially offset by lower helium demand. The total segment price increase of 2% equates to a 4% improvement in our merchant business, driven by non-helium product lines.
Operating income of $225.2 increased 10%, or $20.5, due to higher pricing of $14, net of power and fuel costs, favorable currency of $8, and higher volumes of $4, partially offset by higher costs of $5. The higher costs were driven by depreciation and fixed-cost inflation, partially offset by productivity improvements. Operating margin of 29.2% decreased 30 bp from 29.5% in the prior year as the higher costs and unfavorable business mix were partially offset by pricing.
Equity affiliates’ income of $29.7 increased 13%, or $3.4, driven by an affiliate in Italy.
Middle East and India

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%
Sales	$38.3	$32.8	$5.5	17%
Operating income (loss)	8.1	(1.4)	9.5	**
Equity affiliates' income	86.0	89.2	(3.2)	(4%)
Adjusted EBITDA	100.9	94.6	6.3	7%
** Change versus prior period is not meaningful.
Sales of $38.3 increased 17%, or $5.5, primarily due to higher volumes. Operating income was $8.1 compared to a loss of $1.4 in the prior year, which reflects the impact of lower costs and favorable volumes.
Equity affiliates' income of $86.0 decreased 4%, or $3.2, driven by JIGPC.

Corporate and other

	Three Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%
Sales	$142.9	$235.0	($92.1)	(39%)
Operating loss	(83.1)	(56.9)	(26.2)	(46%)
Equity affiliates' income	4.6	7.2	(2.6)	(36%)
Adjusted EBITDA	(68.3)	(39.5)	(28.8)	(73%)
Sales of $142.9 decreased 39%, or $92.1, and operating loss of $83.1 increased 46%, or $26.2, primarily due to the divestiture of the LNG business in September 2024. Operating income generated by LNG in the prior year was approximately $35. The headwind from the LNG divestiture was partially offset by lower costs related to sale of equipment and productivity improvements.
Equity affiliates' income of $4.6 decreased 36%, or $2.6, driven by an affiliate in Algeria.

FIRST NINE MONTHS 2025 VS. FIRST NINE MONTHS 2024
FIRST NINE MONTHS 2025 IN SUMMARY
•Sales of $8.9 billion decreased $42.7. On a percentage basis, sales were flat as higher energy cost pass-through to customers of 2% and higher pricing of 1% were offset by lower volumes of 3%. Unfavorable volumes were driven by the September 2024 LNG divestiture, lower global helium demand, and previously announced project exits, partially offset by higher on-sites and favorable non-recurring items in the Americas segment.
•Operating loss was $893.8 and operating margin was negative 10.1%, primarily due to project exit costs in fiscal year 2025. In the prior year, operating income was $2.0 billion and operating margin was 22.9%.
•Equity affiliates' income of $463.7 decreased 1%, or $6.9, primarily due to lower income from JIGPC, a prior year asset sale in an Americas affiliate, and an impairment charge related to a joint venture in China that was recorded during the second quarter of fiscal year 2025. These impacts were partially offset by higher income from an affiliate in Italy.
•Net loss was $364.5, primarily due to materially higher charges for business and asset actions in fiscal year 2025. In the prior year, net income was $1.9 billion.
•Adjusted EBITDA of $3.7 billion increased 1%, or $28.2, as higher pricing and productivity improvements were partially offset by higher costs, lower volumes, and unfavorable currency.
•Loss per share of $1.76 was driven by an after-tax charge attributable to Air Products of $2.3 billion for business and asset actions that was primarily recorded during the second quarter. In the prior year, earnings per share ("EPS") was $8.43. Major factors impacting earnings (loss) per share are summarized in the table presented on page 56.
•Adjusted EPS of $8.63 decreased 3%, or $0.24. Adjusted EPS excludes charges for business and asset actions and other items as summarized in the reconciliation on page 67.

Summary of Changes in Earnings (Loss) Per Share
The diluted per share impacts presented in the tables below were calculated independently and do not sum to the total change due to rounding.

	Nine Months Ended		Change vs. Prior Year
	30 June
	2025	2024
Earnings (Loss) per share	($1.79)	$8.43	($10.22)
Less: Loss per share from discontinued operations	(0.04)	—	(0.04)
Earnings (Loss) per share from continuing operations	($1.76)	$8.43	($10.19)
% Change from prior year			**
Operating Items
Underlying business:
Volume			($0.22)
Price, net of variable costs			0.19
Other costs			(0.15)
Currency			(0.02)
Business and asset actions(A)			(10.13)
Shareholder activism-related costs			(0.32)
Gain on sale of business			0.23
Gain on sale of other assets(B)			0.11
Total Operating Items			($10.31)
Other Impacts
Equity method investment impairment associated with business and asset actions(A)			($0.02)
Interest expense			0.08
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(C)			0.02
Non-service pension cost, net			0.14
Other			(0.07)
Change in effective tax rate, excluding discrete items below			(0.07)
Tax reform adjustment related to deemed foreign dividends			0.16
Tax on repatriation of foreign earnings			(0.14)
Noncontrolling interests(A)(C)			0.02
Total Other Items			$0.12
Total Change			($10.19)
% Change from prior year			**
**Change versus prior period is not meaningful due to materially higher charges for business and asset actions in fiscal year 2025. The per share impact of these charges is primarily reflected in the "Operating Items" section in the table above.
(A)The per share impacts associated with charges for business and asset actions were calculated based on a total after-tax charge attributable to Air Products of $2.3 billion ($10.35 per share). The amount of the charges attributable to our noncontrolling partners was $3.5.
(B)Reflected on the consolidated income statements within "Other income (expense), net."
(C)The per share impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $7.2 ($0.03 per share) compared to $3.0 ($0.01 per share) in the prior year. Amounts attributable to our noncontrolling partners were $17.6 and $7.3, respectively.

The table below summarizes the diluted per share impact of our non-GAAP adjustments for the first nine months of fiscal years 2025 and 2024:

	Nine Months Ended		Change vs. Prior Year
	30 June
	2025	2024
Earnings (Loss) per Share	($1.76)	$8.43	($10.19)
Business and asset actions(A)	10.35	0.20	10.15
Shareholder activism-related costs	0.32	—	0.32
Gain on sale of business	(0.23)	—	(0.23)
Gain on sale of other assets	(0.11)	—	(0.11)
Gain on de-designation of cash flow hedges	(0.03)	(0.01)	(0.02)
Non-service pension cost, net	0.11	0.25	(0.14)
Tax reform adjustment related to deemed foreign dividends	(0.16)	—	(0.16)
Tax on repatriation of foreign earnings	0.14	—	0.14
Adjusted Earnings per Share	$8.63	$8.87	($0.24)
% Change from prior year			(3%)
(A)The charge for business and asset actions in fiscal year 2025 was primarily recorded within operating results. For additional information regarding this charge, Refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
FIRST NINE MONTHS 2025 RESULTS OF OPERATIONS
Discussion of First Nine Months Consolidated Results

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%
GAAP Measures
Sales	$8,870.4	$8,913.1	($42.7)	—%
Operating income (loss)	(893.8)	2,041.7	(2,935.5)	**
Operating margin	(10.1%)	22.9%		**
Equity affiliates’ income	$463.7	$470.6	($6.9)	(1%)
Net income (loss)	(364.5)	1,911.4	(2,275.9)	**
Non-GAAP Measure
Adjusted EBITDA	$3,667.8	$3,639.6	$28.2	1%
** Change versus prior period is not meaningful due to pre-tax charges for business and asset actions of $3.0 billion in the first nine months of fiscal year 2025, the majority of which were recorded during the second quarter of fiscal year 2025.

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(3%)
Price	1%
Energy cost pass-through to customers	2%
Currency	—%
Total Consolidated Sales Change	—%
Sales of $8.9 billion decreased $42.7 versus the prior year. On a percentage basis, sales were flat as lower volumes of 3% were partially offset by higher energy cost pass-through to customers of 2% and higher pricing of 1%. Unfavorable volumes were driven by the divestiture of the LNG business in September 2024, which resulted in a headwind of approximately 2%, lower global helium demand, and previously announced project exits within the Americas segment. These items were partially offset by higher on-sites and favorable non-recurring items in the Americas segment during the fiscal half of fiscal year 2025, which included a significant sale of helium to an existing merchant customer and a one-time customer contract amendment. The 1% total company price improvement, which equates to a 2% improvement for the merchant business, was primarily driven by non-helium pricing actions in the Americas and Europe segments.
Cost of Sales and Gross Margin
Cost of sales of $6.1 billion increased 1%, or $46.2, due to higher energy cost pass-through to customers of $191, higher costs of $60, and higher power and fuel costs in our merchant business of $40. The higher costs of $60 were driven by depreciation, fixed-cost inflation, and incentive compensation partially offset by productivity improvements. These impacts were partially offset by lower costs of $223 attributable to sales volumes and a favorable currency impact of $22. Gross margin of 31.1% decreased 90 bp from 32.0% in the prior year.
Selling and Administrative Expense
Selling and administrative expense of $687.0 decreased 4%, or $27.4, as productivity improvements were partially offset by fixed-cost inflation and incentive compensation. Selling and administrative expense as a percentage of sales decreased to 7.7% from 8.0% in the prior year.
Research and Development Expense
Research and development expense of $69.0 decreased 12%, or $9.1. Research and development expense as a percentage of sales decreased to 0.8% from 0.9% in the prior year.
Business and Asset Actions
Our consolidated income statements include charges of $3.0 billion ($2.3 billion after tax attributable to Air Products, or $10.35 per share) and $57.0 ($43.8 after tax, or $0.20 per share) for the nine months ended 30 June 2025 and 2024, respectively, for the initiatives discussed below. Charges for business and asset actions are not reflected in segment results.
The charge in fiscal year 2025 primarily includes project exit costs resulting from an ongoing review of our project backlog, which led to a decision to exit various projects related to clean energy generation and distribution in the second quarter. The affected projects were primarily in our Americas segment. Our estimates related to exiting these projects reflect our best judgment based on information available as of 30 June 2025. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods. Additionally, our Board of Directors continues to review the business, which may lead to decisions that could result in additional charges in future periods.
The charge also included $66.1 for involuntary termination benefits for additional actions identified under our existing global cost reduction plan. The charge related to this plan in the prior year was $57.0 ($43.8 after tax, or $0.20 per share). Once all actions under the plan are fully executed, we expect to realize annual pre-tax savings of approximately $185 to $195, primarily through selling and administrative expense.
For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.

Shareholder Activism-Related Costs
In fiscal year 2025, we incurred shareholder activism-related costs of $86.3 ($71.7 after tax, or $0.32 per share) in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Shareholder activism-related costs are not reflected in segment results.
Shareholder activism-related costs recorded in fiscal year 2025 included $31.9 for legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders; $29.7 for executive separation costs for our former CEO, which included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 for severance and other cash benefits; and $24.7 for a cash reimbursement to Mantle Ridge for expenses incurred during its proxy engagement. Refer to Note 19, Supplemental Information, for additional information.
Gain on Sale of Business
During the third quarter of fiscal year 2025, we recognized a gain of $67.3 ($51.9 after tax, or $0.23 per share) on the sale of our 100% ownership interest in a consolidated subsidiary in Singapore. This gain is not reflected in the results of the Asia segment. Refer to Note 5, Acquisitions and Divestitures, to the consolidated financial statements for additional information. Prior to the divestiture, the subsidiary contributed annual sales of approximately $50 to our Asia segment, primarily through the merchant gas supply mode.
Other Income (Expense), Net
Other income of $73.3 increased 73%, or $30.9. The increase was driven by a $31.3 gain ($23.8 after tax, or $0.11 per share) on the sale of a regional office in Hersham, England, during the third quarter of fiscal year 2025. This gain is not reflected in the results of the Europe segment.
Operating Income (Loss) and Operating Margin
Operating loss was $893.8 during the first nine months of fiscal year 2025 compared to income of $2.0 billion in the prior year. The loss in fiscal year 2025 was primarily attributable to significantly higher pre-tax charges for business and asset actions, which totaled $3 billion in fiscal year 2025 versus $57 in the prior year. Volumes were lower by $59 driven by the divestment of the LNG business in September 2024. Operating income contributed by the LNG business in the prior year was approximately $95. Fiscal year 2025 also included shareholder activism-related costs of $86. Additionally, other costs were unfavorable by $40 as fixed-cost inflation, higher depreciation, and incentive compensation were partially offset by productivity improvements. We also recorded pre-tax gains totaling approximately $99 in connection with the sale of a consolidated subsidiary and the sale of a regional office during the third quarter of fiscal year 2025. Additionally, higher pricing driven by non-helium merchant products favorably impacted operating results by $51, net of power and fuel costs.
Operating margin was negative 10.1% compared to positive 22.9% in the prior year, which was primarily attributable to the charge for business and asset actions.
Equity Affiliates' Income
Equity affiliates' income of $463.7 decreased 1%, or $6.9, primarily due to lower income from JIGPC, a prior year asset sale in an Americas affiliate, and an impairment charge related to a joint venture in China that was recorded as part of our business and asset actions during the second quarter of fiscal year 2025. These impacts were partially offset by higher income from an affiliate in Italy.
Interest Expense

	Nine Months Ended
	30 June
	2025	2024
Interest incurred	$446.8	$367.8
Less: Capitalized interest	300.6	198.7
Interest expense	$146.2	$169.1
Interest expense decreased 14%, or $22.9, driven by a higher carrying value of ongoing projects under construction, partially offset by the impact of a higher debt balance and project exits.

Other Non-Operating Income (Expense), net
Other non-operating income of $14.3 increased $39.6 from an expense of $25.3 in the prior year. The increase was driven by lower non-service pension costs, which were $32.1 ($24.0 after tax, or $0.11 per share) for the first nine months of fiscal year 2025 compared to $75.3 ($56.7 after tax, or $0.25 per share) in the prior year. Additionally, de-designated interest rate swaps related to financing for the NEOM Green Hydrogen Project resulted in an unrealized gain of $27.0 ($7.2 attributable to Air Products after tax, or $0.03 per share), compared to $11.2 ($3.0 after tax, or $0.01 per share) in the prior year. Refer to Note 3, Variable Interest Entities, and Note 10, Financial Instruments, to the consolidated financial statements for additional information. These items were partially offset by lower interest income on short-term investments.
Discontinued Operations
During the third quarter of fiscal year 2025, we recorded a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax) primarily to increase our existing liability for retained environmental remediation obligations associated with production facilities in the atmospheric emulsions and pressure sensitive adhesives businesses sold in 2008. Refer to the "Piedmont" discussion under Note 14, Commitments and Contingencies, for additional information. The loss did not have an impact on our statement of cash flows for the first nine months of fiscal year 2025.
Net Income (Loss)
Net loss was $364.5 during the first nine months of fiscal year 2025 compared to net income of $1.9 billion in the prior year. The loss in fiscal year 2025 was primarily attributable to significantly higher after-tax charges for business and asset actions, which totaled $2.3 billion in fiscal year 2025 versus $44 in the prior year. Additionally, the current year reflects shareholder activism-related costs, lower volumes associated with the divestiture of the LNG business in September 2024, and higher costs for fixed-cost inflation, higher depreciation, and incentive compensation, which were partially offset by productivity improvements. Additionally, fiscal year 2025 benefited from gains recognized in connection with the sale of a consolidated subsidiary and the sale of a regional office, higher non-helium merchant pricing, and lower non-service pension costs.
Adjusted EBITDA
Adjusted EBITDA of $3.7 billion increased 1%, or $28.2, as higher pricing and productivity improvements were partially offset by higher costs, lower volumes, and unfavorable currency.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
For the nine months ended 30 June 2025, our consolidated income statements include an income tax benefit of $205.5 compared to an income tax expense of $406.5 for the prior year period. The tax benefit in fiscal year 2025 represents an effective tax rate of 36.6% on the pre-tax loss reported for the nine months ended 30 June 2025 compared to an effective rate of 17.5% for tax expense on the pre-tax income reported for the nine months ended 30 June 2024.
The current year rate was primarily impacted by a $3.0 billion pre-tax charge for business and asset actions and other items as further discussed below. Our estimates related to many of these items reflect our best judgment based on information available as of 30 June 2025. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods.
For additional information, refer to Note 18, Income Taxes, to the consolidated financial statements.
Tax Impact of Business and Asset Actions
During fiscal year 2025, we recorded a pre-tax charge of $3.0 billion for the business and asset actions discussed in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge had a related net income tax benefit of $649.3.
Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a $34.9 net income tax benefit related to our intent to file a refund claim after the review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal year 2018).

Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded a $31.4 cost related to estimated withholding taxes on foreign earnings we no longer intend to indefinitely reinvest. There were no other significant changes to our assumptions regarding the reinvestment of foreign earnings during the first nine months of fiscal year 2025.
Shareholder Activism-Related Costs
During fiscal year 2025, we incurred costs of $86.3 related to a proxy contest as further discussed in Note 19, Supplemental Information, to the consolidated financial statements. We recognized an income tax benefit of $14.6 primarily related to legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders.
Other
In addition to the items discussed above, our effective tax rate was higher in fiscal year 2025 due to lower tax benefits on U.S. export income, higher net costs on foreign-related income taxed in the U.S, and an income tax benefit for a tax election related to a non-U.S. subsidiary that occurred in our prior fiscal year but did not recur in fiscal year 2025. These increases were partially offset by larger benefits in fiscal year 2025 for the release of certain unrecognized tax benefits upon expiration of the statute of limitations.
Adjusted Effective Tax Rate
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 66, was 18.6% and 17.9% for the nine months ended 30 June 2025 and 2024, respectively.
On 4 July 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted in the United States. OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of other provisions. We are evaluating the impacts of this legislation on our consolidated financial statements.
Despite the OBBBA’s revisions to the Inflation Reduction Act incentives, we still anticipate future benefits from tax incentives for certain carbon sequestration and clean hydrogen production projects.

Discussion of First Nine Months Results by Business Segment
Americas

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$3,835.8	$3,732.6	$103.2	3%
Operating income	1,128.0	1,117.4	10.6	1%
Operating margin	29.4%	29.9%		(50	bp)
Equity affiliates’ income	$104.1	$118.8	($14.7)	(12%)
Adjusted EBITDA	1,776.3	1,755.6	20.7	1%

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(1%)
Price	2%
Energy cost pass-through to customers	3%
Currency	(1%)
Total Americas Sales Change	3%

Sales of $3.8 billion increased 3%, or $103.2, as higher energy cost pass-through to customers of 3% and higher pricing of 2% were partially offset by lower volumes of 1% and an unfavorable currency impact of 1%. Higher energy cost pass-through to customers was primarily attributable to higher natural gas prices. The total segment pricing increase of 2% equates to a 4% improvement in our merchant business, primarily in non-helium product lines. Volumes were unfavorable primarily due to lower on-sites, including previously announced project exits, and lower helium demand despite a significant, non-recurring sale of helium to an existing merchant customer during the first quarter. These headwinds were partially offset by a favorable one-time customer contract amendment in the second quarter of fiscal year 2025.
Operating income of $1.1 billion increased 1%, or $10.6, due to favorable volumes of $49 and positive pricing, net of power and fuel costs in our merchant business, of $38, partially offset by higher costs of $68 and unfavorable currency of $8. The higher costs primarily reflect higher depreciation, fixed-cost inflation, and maintenance, which were partially offset by productivity improvements. Additionally, income recognized on the sale of an equity method investment in the first quarter of fiscal year 2025 was largely offset by a favorable prior year legal settlement. Operating margin of 29.4% decreased 50 bp from 29.9% in the prior year as the margin impacts of higher costs and higher energy cost pass-through to customers were partially offset by favorable business mix. Higher energy cost pass-through to customers accounted for approximately 100 bp of the decline.
Equity affiliates’ income of $104.1 decreased 12%, or $14.7, driven by our share of income from an asset sale in the prior year as well as lower income from an affiliate in Mexico.

Asia

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$2,401.2	$2,363.1	$38.1	2%
Operating income	624.6	614.9	9.7	2%
Operating margin	26.0%	26.0%		—	bp
Equity affiliates’ income	$30.3	$21.2	$9.1	43%
Adjusted EBITDA	1,036.3	979.8	56.5	6%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	2%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	(1%)
Total Asia Sales Change	2%
Sales of $2.4 billion increased 2%, or $38.1, as higher volumes of 2% and higher energy cost pass-through to customers of 2% were partially offset by lower pricing of 1% and an unfavorable currency impact of 1%. Higher on-site volumes were partially offset by lower helium demand. The total segment pricing decline of 1% equates to a 2% decline in our merchant business, which was primarily attributable to helium.
Operating income of $624.6 increased 2%, or $9.7, primarily due to lower costs of $35 partially offset by lower pricing, net of power and fuel costs, of $22 and unfavorable currency of $6. The cost improvement was primarily attributable to productivity and lower maintenance costs, which was partially offset by higher costs related to incentive compensation and fixed-cost inflation. Operating margin of 26.0% was flat versus the prior year as the margin impact of lower costs was offset by lower helium pricing.
Equity affiliates’ income of $30.3 increased 43%, or $9.1, driven by prior year maintenance expense at an affiliate in China as well as higher income from affiliates in Thailand.

Europe

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$2,195.1	$2,092.5	$102.6	5%
Operating income	607.2	603.3	3.9	1%
Operating margin	27.7%	28.8%		(110	bp)
Equity affiliates’ income	$75.6	$58.7	$16.9	29%
Adjusted EBITDA	859.0	813.2	45.8	6%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	—%
Price	2%
Energy cost pass-through to customers	2%
Currency	1%
Total Europe Sales Change	5%

Sales of $2.2 billion increased 5%, or $102.6, due to higher pricing of 2%, higher energy cost pass-through to customers of 2%, and a favorable impact from currency of 1%. The total segment price increase of 2% equates to a 4% improvement in our merchant business, driven by non-helium product lines. Volumes were flat as higher on-sites were offset by lower helium demand.
Operating income of $607.2 increased 1%, or $3.9, due to favorable pricing, net of power and fuel costs, of $35 and favorable currency of $5, partially offset by unfavorable business mix of $24 and higher costs of $12. Higher costs for depreciation and fixed-cost inflation were partially offset by productivity improvements. Operating margin of 27.7% decreased 110 bp from 28.8% in the prior year as the margin impacts of unfavorable business mix, higher costs, and higher energy cost pass-through to customers were partially offset by higher non-helium pricing.
Equity affiliates’ income of $75.6 increased 29%, or $16.9, driven by higher income from our affiliate in Italy.
Middle East and India

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%
Sales	$103.9	$103.9	$—	—%
Operating income (loss)	4.6	8.1	(3.5)	(43%)
Equity affiliates' income	249.2	256.0	(6.8)	(3%)
Adjusted EBITDA	273.5	284.2	(10.7)	(4%)

Sales of $103.9 were flat as higher volumes and unfavorable currency were immaterial. Operating income of $4.6 decreased 43%, or $3.5, primarily due to higher costs.
Equity affiliates' income of $249.2 decreased 3%, or $6.8, driven by JIGPC.

Corporate and other

	Nine Months Ended
	30 June		Change vs. Prior Year
	2025	2024	$	%
Sales	$334.4	$621.0	($286.6)	(46%)
Operating loss	(318.5)	(245.0)	(73.5)	(30%)
Equity affiliates' income	11.3	15.9	(4.6)	(29%)
Adjusted EBITDA	(277.3)	(193.2)	(84.1)	(44%)

Sales of $334.4 decreased 46%, or $286.6, and operating loss of $318.5 increased 30%, or $73.5, primarily due to the divestiture of the LNG business in September 2024. Operating income generated by LNG in the prior year was approximately $95. These impacts were partially offset by productivity improvements.
Equity affiliates' income of $11.3 decreased 29%, or $4.6, driven by an affiliate in Algeria.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of U.S. Dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted operating income, adjusted earnings per share ("EPS"), adjusted EBITDA, the adjusted effective tax rate, and capital expenditures, while on a segment basis, we present adjusted EBITDA. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
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

ADJUSTED OPERATING INCOME AND ADJUSTED EPS
In addition to adjusted EPS, adjusted operating income is an important measure to evaluate our business performance following the appointment of our new Chief Executive Officer in February 2025. The table below provides a reconciliation to the most directly comparable GAAP measure for adjusted operating income, as well as for each of the major components used to calculate adjusted EPS. In periods that we have non-GAAP adjustments, we believe it is important for readers to understand the impact of each such adjustment because management does not consider these impacts when evaluating underlying business performance. Per share impacts are calculated independently and may not sum to total GAAP EPS and total adjusted EPS due to rounding.

	Three Months Ended 30 June
Q3 2025 vs. Q3 2024	Operating Income/Loss	Equity Affiliates' Income	Other Non-Operating Inc/Exp, Net	Income Tax Benefit/Expense	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
Q3 2025 GAAP	$790.6	$167.6	($6.0)	$159.6	$721.8	$3.24
Q3 2024 GAAP	737.6	168.9	(1.3)	140.6	696.6	3.13
$ GAAP Change	$53.0					$0.11
% GAAP Change	7%					4%
Q3 2025 GAAP	$790.6	$167.6	($6.0)	$159.6	$721.8	$3.24
Business and asset actions	24.1	—	—	8.7	15.4	0.07
Shareholder activism-related costs	25.0	—	—	6.2	18.8	0.08
Gain on sale of business	(67.3)	—	—	(15.4)	(51.9)	(0.23)
Gain on sale of other assets(B)	(31.3)	—	—	(7.5)	(23.8)	(0.11)
Loss on de-designation of cash flow hedges(C)	—	—	0.3	0.1	0.1	—
Non-service pension cost, net	—	—	10.9	2.8	8.1	0.04
Q3 2025 Adjusted Measures	$741.1	$167.6	$5.2	$154.5	$688.5	$3.09
Q3 2024 GAAP	$737.6	$168.9	($1.3)	$140.6	$696.6	$3.13
Gain on de-designation of cash flow hedges(C)	—	—	(11.2)	(0.9)	(3.0)	(0.01)
Non-service pension cost, net	—	—	25.3	6.2	19.1	0.09
Q3 2024 Adjusted Measures	$737.6	$168.9	$12.8	$145.9	$712.7	$3.20
$ Adjusted Change	$3.5					($0.11)
% Adjusted Change	—%					(3%)
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products.
(B)Reflected on the consolidated income statements within "Other income (expense), net."
(C)The loss (gain) attributable to noncontrolling interests was $0.1 and ($7.3) for the three months ended 30 June 2025 and 2024, respectively.

	Nine Months Ended 30 June
2025 vs. 2024	Operating Income/Loss	Equity Affiliates' Income	Other Non-Operating Inc/Exp, Net	Income Tax Benefit/Expense	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
2025 GAAP	($893.8)	$463.7	$14.3	($205.5)	($391.4)	($1.76)
2024 GAAP	2,041.7	470.6	(25.3)	406.5	1,878.3	8.43
$ GAAP Change	($2,935.5)					($10.19)
% GAAP Change	**					**
2025 GAAP	($893.8)	$463.7	$14.3	($205.5)	($391.4)	($1.76)
Business and asset actions(B)	2,952.0	6.8	—	649.3	2,306.0	10.35
Shareholder activism-related costs	86.3	—	—	14.6	71.7	0.32
Gain on sale of business	(67.3)	—	—	(15.4)	(51.9)	(0.23)
Gain on sale of other assets(C)	(31.3)	—	—	(7.5)	(23.8)	(0.11)
Gain on de-designation of cash flow hedges(D)	—	—	(27.0)	(2.2)	(7.2)	(0.03)
Non-service pension cost, net	—	—	32.1	8.1	24.0	0.11
Tax reform adjustment related to deemed foreign dividends	—	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—	—	—	(31.4)	31.4	0.14
2025 Adjusted Measures	$2,045.9	$470.5	$19.4	$444.9	$1,923.9	$8.63
2024 GAAP	$2,041.7	$470.6	($25.3)	$406.5	$1,878.3	$8.43
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Gain on de-designation of cash flow hedges(D)	—	—	(11.2)	(0.9)	(3.0)	(0.01)
Non-service pension cost, net	—	—	75.3	18.6	56.7	0.25
2024 Adjusted Measures	$2,098.7	$470.6	$38.8	$437.4	$1,975.8	$8.87
$ Adjusted Change	($52.8)					($0.24)
% Adjusted Change	(3%)					(3%)
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
(B)Loss attributable to noncontrolling interests was $3.5.
(C)Reflected on the consolidated income statements in "Other income (expense), net."
(D)Gain attributable to noncontrolling interests was $17.6 and $7.3 for the nine months ended 30 June 2025 and 2024, respectively.
** Change versus prior period is not meaningful due to the $3.0 billion pre-tax charge for business and asset actions in fiscal year 2025. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information.

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
The table below presents a reconciliation of net income (loss) on a GAAP basis to adjusted EBITDA:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2025	2024	2025	2024
Net income (loss)	$723.2	$708.9	($364.5)	$1,911.4
Less: Loss from discontinued operations, net of tax	(8.0)	—	(8.0)	—
Add: Interest expense	61.4	55.7	146.2	169.1
Less: Other non-operating income (expense), net	(6.0)	(1.3)	14.3	(25.3)
Add: Income tax expense (benefit)	159.6	140.6	(205.5)	406.5
Add: Depreciation and amortization	401.0	360.3	1,151.4	1,070.3
Add: Business and asset actions	24.1	—	2,952.0	57.0
Add: Shareholder activism-related costs	25.0	—	86.3	—
Less: Gain on sale of business	67.3	—	67.3	—
Less: Gain on sale of other assets	31.3	—	31.3	—
Add: Equity method investment impairment associated with business and asset actions	—	—	6.8	—
Adjusted EBITDA	$1,309.7	$1,266.8	$3,667.8	$3,639.6
Change GAAP
Net income (loss) $ change	$14.3		($2,275.9)
Net income (loss) % change	2%		**
Change Non-GAAP
Adjusted EBITDA $ change	$42.9		$28.2
Adjusted EBITDA % change	3%		1%
** Change versus prior period is not meaningful due to pre-tax charges for business and asset actions of $3.0 billion in the first nine months of fiscal year 2025, the majority of which were recorded during the second quarter of fiscal year 2025.

The tables below present a reconciliation of operating income (loss) by segment to adjusted EBITDA by segment for the three and nine months ended 30 June 2025 and 2024:

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
Americas	2025	2024	$	%	2025	2024	$	%
Operating income	$374.1	$391.1	($17.0)	(4%)	$1,128.0	$1,117.4	$10.6	1%
Add: Depreciation and amortization	192.4	175.6			544.2	519.4
Add: Equity affiliates' income	37.8	37.5			104.1	118.8
Adjusted EBITDA	$604.3	$604.2	$0.1	—%	$1,776.3	$1,755.6	$20.7	1%

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
Asia	2025	2024	$	%	2025	2024	$	%
Operating income	$216.8	$200.1	$16.7	8%	$624.6	$614.9	$9.7	2%
Add: Depreciation and amortization	126.7	115.5			381.4	343.7
Add: Equity affiliates' income	9.5	8.7			30.3	21.2
Adjusted EBITDA	$353.0	$324.3	$28.7	9%	$1,036.3	$979.8	$56.5	6%

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
Europe	2025	2024	$	%	2025	2024	$	%
Operating income	$225.2	$204.7	$20.5	10%	$607.2	$603.3	$3.9	1%
Add: Depreciation and amortization	64.9	52.2			176.2	151.2
Add: Equity affiliates' income	29.7	26.3			75.6	58.7
Adjusted EBITDA	$319.8	$283.2	$36.6	13%	$859.0	$813.2	$45.8	6%

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
Middle East and India	2025	2024	$	%	2025	2024	$	%
Operating income (loss)	$8.1	($1.4)	9.5	**	$4.6	$8.1	($3.5)	(43%)
Add: Depreciation and amortization	6.8	6.8			19.7	20.1
Add: Equity affiliates' income	86.0	89.2			249.2	256.0
Adjusted EBITDA	$100.9	$94.6	$6.3	7%	$273.5	$284.2	($10.7)	(4%)
** Change versus prior period is not meaningful.

	Three Months Ended				Nine Months Ended
	30 June		Change vs. Prior Year		30 June		Change vs. Prior Year
Corporate and other	2025	2024	$	%	2025	2024	$	%
Operating loss	($83.1)	($56.9)	(26.2)	(46%)	($318.5)	($245.0)	($73.5)	(30%)
Add: Depreciation and amortization	10.2	10.2			29.9	35.9
Add: Equity affiliates' income	4.6	7.2			11.3	15.9
Adjusted EBITDA	($68.3)	($39.5)	($28.8)	(73%)	($277.3)	($193.2)	($84.1)	(44%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax provision divided by income before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 30 June		Nine Months Ended 30 June
	2025	2024	2025	2024
Income tax expense (benefit)	$159.6	$140.6	($205.5)	$406.5
Income (Loss) from continuing operations before taxes	890.8	849.5	(562.0)	2,317.9
Effective tax rate	17.9%	16.6%	36.6%	17.5%
Reconciliation of GAAP to Non-GAAP:
Income tax expense (benefit)	$159.6	$140.6	($205.5)	$406.5
Business and asset actions tax impact	8.7	—	649.3	13.2
Shareholder activism-related costs tax impact	6.2	—	14.6	—
Gain on sale of business tax impact	(15.4)	—	(15.4)	—
Gain on sale of other assets tax impact	(7.5)	—	(7.5)	—
(Gain) Loss on de-designation of cash flow hedges tax impact	0.1	(0.9)	(2.2)	(0.9)
Non-service pension cost, net tax impact	2.8	6.2	8.1	18.6
Tax reform adjustment related to deemed foreign dividends	—	—	34.9	—
Tax on repatriation of foreign earnings	—	—	(31.4)	—
Adjusted income tax expense	$154.5	$145.9	$444.9	$437.4
Income (Loss) from continuing operations before taxes	$890.8	$849.5	($562.0)	$2,317.9
Business and asset actions	24.1	—	2,952.0	57.0
Shareholder activism-related costs	25.0	—	86.3	—
Gain on sale of business	(67.3)	—	(67.3)	—
Gain on sale of other assets	(31.3)	—	(31.3)	—
(Gain) Loss on de-designation of cash flow hedges	0.3	(11.2)	(27.0)	(11.2)
Non-service pension cost, net	10.9	25.3	32.1	75.3
Business and asset actions—equity method investment	—	—	6.8	—
Adjusted income from continuing operations before taxes	$852.5	$863.6	$2,389.6	$2,439.0
Adjusted effective tax rate	18.1%	16.9%	18.6%	17.9%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Nine Months Ended
	30 June
	2025	2024
Cash used for investing activities	$5,681.0	$4,773.8
Proceeds from sale of assets and investments	185.4	26.3
Purchases of short-term investments	(117.6)	(141.4)
Proceeds from short-term investments	122.5	413.1
Other investing activities	112.7	45.9
NGHC expenditures not funded by Air Products' equity(A)	(1,981.2)	(1,242.0)
Capital expenditures	$4,002.8	$3,875.7
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
As of 30 June 2025, we had $1.7 billion of foreign cash and cash items compared to total cash and cash items of $2.3 billion. We do not expect that a significant portion of the earnings of our foreign subsidiaries and affiliates will be subject to U.S. income tax upon repatriation to the U.S. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. However, since we have significant current investment plans outside the U.S., it is our intent to indefinitely reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Nine Months Ended
	30 June
	2025	2024
Net income (loss) from continuing operations attributable to Air Products	(391.4)	1,878.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	1,151.4	1,070.3
Deferred income taxes	(497.2)	(74.3)
Tax reform repatriation	(34.9)	—
Gain on sale of business	(67.3)	—
Business and asset actions	2,952.0	57.0
Undistributed earnings of equity method investments	(137.8)	(124.1)
Gain on sale of assets and investments	(46.9)	(23.3)
Share-based compensation	65.7	46.2
Noncurrent lease receivables	40.1	59.2
Other adjustments	31.4	36.4
Changes in working capital accounts	(1,069.5)	(236.0)
Cash Provided by Operating Activities	$1,995.6	$2,689.7
For the first nine months of fiscal year 2025, cash provided by operating activities was $2.0 billion. The adjustment for deferred income taxes of $497.2 was driven by the tax impacts of project exit costs as described in Note 4, Business and Asset Actions, to the consolidated financial statements. The working capital accounts were a use of cash of $1.1 billion. The use of cash of $624.6 in other working capital was driven by payments for income taxes that exceeded income tax expense by $538.6, including tax impacts of the project exit costs described in Note 4, Business and Asset Actions, to the consolidated financial statements. We made approximately $395 of tax payments related to the gain on the September 2024 sale of the LNG business in fiscal year 2025. Payables and accrued liabilities were a use of cash of $215.1 primarily due to payments for contract terminations and severance related to our business and asset actions. A use of cash of $102.8 for other receivables was primarily due to the timing of value added tax payments during the construction of the NEOM Green Hydrogen Project. Trade receivables resulted in a use of cash of $91.4, driven by the timing of cash collections.

For the first nine months of fiscal year 2024, cash provided by operating activities was $2.7 billion. We recorded a charge of $57.0 for the accrual of severance and other postemployment benefits under our global cost reduction plan. Refer to Note 4, Business and Asset Actions, to the consolidated financial statements for additional information. The working capital accounts were a use of cash of $236.0. A use of cash of $175.1 within "Payables and accrued liabilities" primarily resulted from payments for incentive compensation under the fiscal year 2023 plan, a reduction of customer advances for sale of equipment projects as we recognized revenue, and a reduction of liabilities associated with accrued utilities. The use of cash of $111.0 within "Inventories" primarily related to purchases of helium. The use of cash of $21.9 within "Other working capital" primarily related to the timing of tax payments. The source of cash of $82.4 within "Other receivables" primarily related to the refunds of value added taxes paid during the construction of the NEOM Green Hydrogen Project.
Cash Flows From Investing Activities

	Nine Months Ended
	30 June
	2025	2024
Additions to plant and equipment, including long-term deposits	($5,504.9)	($4,721.5)
Acquisitions, less cash acquired	(59.9)	—
Investment in and advances to unconsolidated affiliates	(365.4)	—
Investment in financing receivables	(53.8)	(396.2)
Proceeds from sale of assets and investments	185.4	26.3
Purchases of short-term investments	(117.6)	(141.4)
Proceeds from short-term investments	122.5	413.1
Other investing activities	112.7	45.9
Cash Used for Investing Activities	($5,681.0)	($4,773.8)
For the first nine months of fiscal year 2025, cash used for investing activities was $5.7 billion. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $5.5 billion, as well as a use of cash of $365.4 for investments in and advances to unconsolidated affiliates. Refer to the "Capital Expenditures" section below for further detail. Cash paid for acquisitions, net of cash acquired, totaled $59.9 and was paid at the closing of the acquisition of an independent industrial gases company in Belgium. Refer to Note 5, Acquisitions and Divestitures, to the consolidated financial statements for additional information. These uses of cash were partially offset by proceeds of $185.4 from asset and investment sales, including $104.3 from the sale of a subsidiary in Singapore and $37.7 for the sale of a regional office in Hersham, England. Refer to Note 5, Acquisitions and Divestitures, to the consolidated financial statements for additional information.
For the first nine months of fiscal year 2024, cash used for investing activities was $4.8 billion. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $4.7 billion and an investment in financing receivables of $396.2. Refer to the "Capital Expenditures" section below for further detail. Proceeds from investments of $413.1 resulted from maturities of time deposits with terms greater than three months but less than one year and exceeded purchases of investments of $141.4.

Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 72 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Nine Months Ended
	30 June
	2025	2024
Additions to plant and equipment, including long-term deposits	$5,504.9	$4,721.5
Acquisitions, less cash acquired	59.9	—
Investment in and advances to unconsolidated affiliates	365.4	—
Investment in financing receivables	53.8	396.2
NGHC expenditures not funded by Air Products' equity(A)	(1,981.2)	(1,242.0)
Capital Expenditures	$4,002.8	$3,875.7
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.
Capital expenditures for the first nine months of fiscal year 2025 totaled $4.0 billion compared to $3.9 billion for the first nine months of fiscal year 2024. Spending for plant and equipment primarily included project spending for our clean energy projects such as the NEOM Green Hydrogen Project in NEOM City, Saudi Arabia, as well as our clean energy complexes in Louisiana, United States, and Alberta, Canada. Additionally, we continue to invest capital in our core industrial gas business for new industrial gas plants as well as maintaining and replacing existing facilities. The investment in and advances to unconsolidated affiliates of $365.4 includes approximately $213 associated with Blue Hydrogen Industrial Gases ("BHIG"), and approximately $115 associated with our final investment in the JIGPC joint venture. Cash paid for acquisitions, net of cash acquired, totaled $59.9 and was paid at the closing of the acquisition of an independent industrial gases company in Belgium. The investment in financing receivables of $53.8 relates to payments made in connection with the financing arrangement for the natural gas-to-syngas processing facility in Uzbekistan. The prior year investment in financing receivables of $396.2 primarily reflects payments associated with the purchase of renewable fuel assets from World Energy as well as the purchase of a natural gas-to-syngas processing facility in Uzbekistan. Refer to Note 3, Variable Interest Entities, and Note 19, Supplemental Information, to the consolidated financial statements for additional information.
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
We expect capital expenditures for fiscal year 2025 to be approximately $5 billion. We anticipate capital expenditures to be funded with our current cash balance and cash generated from continuing operations. We also have access to other sources of funding as discussed below.

Cash Flows From Financing Activities

	Nine Months Ended
	30 June
	2025	2024
Long-term debt proceeds	$3,978.2	$4,119.9
Payments on long-term debt	(380.1)	(76.7)
Net increase (decrease) in commercial paper and short-term borrowings	214.7	(183.3)
Dividends paid to shareholders	(1,185.7)	(1,171.4)
Proceeds from stock option exercises	1.1	6.2
Investments by noncontrolling interests	485.9	278.7
Other financing activities	(79.8)	(125.7)
Cash Provided by Financing Activities	$3,034.3	$2,847.7
For the first nine months of fiscal year 2025, cash provided by financing activities was $3.0 billion. The source of cash was driven by long-term debt proceeds of $4.0 billion, including $2.7 billion from Euro- and U.S. Dollar-denominated senior fixed-rate notes in February and June 2025. We used the net proceeds from the February 2025 Offering to repay commercial paper obligations, including those incurred prior to the closing of the February 2025 Offering that were used to repay €300 million aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity, plus accrued interest. We intend to use the net proceeds from the June 2025 Offerings to repay commercial paper obligations and for general corporate purposes. The remaining $1.3 billion was provided from project financing available to the NGHC joint venture as further discussed below. Additionally, we received $485.9 from noncontrolling interests in NGHC and BHIG and proceeds, net of repayments, of $214.7 from commercial paper and short-term instruments. These sources of cash were partially offset by dividend payments to shareholders of $1.2 billion.
For the first nine months of fiscal year 2024, cash provided by financing activities was $2.8 billion. The source of cash was primarily driven by long-term debt proceeds of $4.1 billion, which was largely attributable to U.S. Dollar-denominated green bonds totaling $2.5 billion that were issued during the second quarter of fiscal year 2024 under our Green Finance Framework as well as borrowings from project financing associated with the NGHC joint venture, partially offset by dividend payments to shareholders of $1.2 billion.
Financing and Capital Structure
Debt
Total debt increased to $17.7 billion as of 30 June 2025 from $14.2 billion as of 30 September 2024. We issued Euro- and U.S. Dollar-denominated senior fixed-rate notes in February and June 2025, which together had a combined carrying value of $2.9 billion as of 30 June 2025. Total debt also increased due to incremental borrowings under a project financing arrangement related to the NEOM Green Hydrogen Project as further discussed below as well as commercial paper issuances. Total debt included related party debt of $298.2 and $304.4 as of 30 June 2025 and 30 September 2024, respectively.
Some of our debt agreements contain financial covenants and other restrictions, including limitations on creating property liens and entering into certain sale and leaseback transactions. As of 30 June 2025, we were in compliance with all financial and non-financial covenants under these agreements.

Committed Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026. All other terms remain consistent with the original agreement, including our ability to convert the facility into a term loan maturing 26 March 2027. Fees incurred in connection with the refinancing were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 30 June 2025 or 30 September 2024.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities with a combined maximum borrowing capacity of $420.8, all of which was borrowed and outstanding as of 30 June 2025. The amount borrowed from available facilities as of 30 September 2024 was $1.1 billion, which included long-term borrowings of approximately $675 that were derecognized upon deconsolidation of BHIG during the second quarter of fiscal year 2025. Refer to Note 19, Supplemental Information, to the consolidated financial statements for additional information.
NEOM Green Hydrogen Project Financing
NGHC has access to project financing of approximately $6.1 billion, which is expected to fund approximately 73% of the NEOM Green Hydrogen Project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 30 June 2025, the joint venture had borrowed short- and long-term principal amounts totaling $4.6 billion compared to $3.3 billion as of 30 September 2024. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. We believe providing a consistent dividend plays a critical part in the creation of shareholder value and expect to return approximately $1.6 billion to shareholders in 2025.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. In fiscal year 2025, the Board of Directors approved a $0.02 per share increase to our quarterly dividend, marking the 43rd consecutive year of dividend increases. We expect to continue our history of increasing our quarterly dividend.
On 22 May 2025, the Board of Directors declared a quarterly dividend of $1.79 per share that is payable on 11 August 2025 to shareholders of record at the close of business on 1 July 2025. On 18 July 2025, the Board of Directors declared another quarterly dividend of $1.79 per share that is payable on 10 November 2025 to shareholders of record at the close of business on 1 October 2025.

PENSION BENEFITS
We and certain of our subsidiaries sponsor defined benefit pension plans and defined contribution plans that cover a substantial portion of our worldwide employees. The principal defined benefit pension plans are the U.S. salaried pension plan and the U.K. pension plan. These plans were closed to new participants in 2005, after which defined contribution plans were offered to new employees. The shift to defined contribution plans is expected to continue to reduce volatility of both plan expense and contributions. For additional information, refer to Note 13, Retirement Benefits, to the consolidated financial statements.
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	30 June		30 June
	2025	2024	2025	2024
Service cost	$5.3	$5.2	$15.5	$15.6
Non-service cost	10.9	25.3	32.1	75.3
Other	0.1	0.6	0.2	0.8
Net Periodic Cost	$16.3	$31.1	$47.8	$91.7
Net periodic cost was $16.3 and $47.8 for the three and nine months ended 30 June 2025, respectively. Net periodic cost was $31.1 and $91.7 for the three and nine months ended 30 June 2024, respectively. The decrease in costs versus the prior year were primarily attributable to non-service costs, which were driven by a higher expected return on plan assets due to a higher beginning balance of plan assets, lower interest cost, and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first nine months of fiscal years 2025 and 2024 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the nine months ended 30 June 2025 and 2024, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $20.8 and $25.6, respectively.
Total contributions for fiscal year 2025 are expected to be approximately $30 to $40. During fiscal year 2024, total contributions were $34.7.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2024 Form 10-K. There were no significant changes to our accounting policies during the first nine months of fiscal year 2025.
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
During the first nine months of fiscal year 2025, we recorded charges totaling approximately $3.0 billion ($2.3 billion attributable to Air Products after tax, or $10.35 per share) for the actions described in Note 4, Business and Asset Actions, to the consolidated financial statements. This charge included approximately $1.8 billion to reduce the carrying value of assets associated with project exits to their estimated net realizable value of $22.5. We estimated the net realizable value of the assets as of 31 March 2025 assuming an orderly liquidation through a secondary equipment market based on our experience with selling similar equipment. An asset’s orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a buyer, selling the asset in the existing condition where it is located, and assuming the highest and best use of the asset by market participants. The inputs used for the valuation include significant unobservable inputs, or "Level 3" inputs, based on our best judgment regarding assumptions we expect market participants would use. The loss was measured as the difference between the orderly liquidation value of the assets and the net book value of the assets as of 31 March 2025. There have been no significant changes in the estimated net realizable value as of 30 June 2025.
Additionally, during the first nine months of fiscal year 2025, we recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income (loss) by approximately $20 and $63 for the three and nine months ended 30 June 2025, respectively.
There were no other changes to our estimates during the first nine months of fiscal year 2025 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2024 Form 10-K.
Our net financial instrument position increased from a liability of $13,855.3 at 30 September 2024 to a liability of $16,564.3 at 30 June 2025. The increase was primarily due to the issuance of Euro- and U.S. Dollar- denominated senior fixed-rate notes during the second and third quarters of fiscal year 2025, as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. Aggregate principal amounts of Euro- and U.S. Dollar- denominated senior fixed-rate notes issued were €1.5 billion and $1.1 billion, respectively. These increases were partially offset by the derecognition of long-term debt associated with Blue Hydrogen Industrial Gases Company ("BHIG") and the repayment of €300 million aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity in February 2025. For additional information regarding deconsolidation of BHIG, refer to Note 5, Acquisitions and Divestitures, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 30 June 2025, including the effect of currency and interest rate swap agreements, was composed of 92% fixed-rate debt and 8% variable-rate debt. Our debt portfolio as of 30 September 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt. The increase in fixed-rate debt is primarily due to the issuance of Euro and U.S. Dollar-denominated senior fixed-rate notes as well as the derecognition of variable-rate debt associated with BHIG.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 June 2025, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,151 and $1,035 in the net liability position of financial instruments at 30 June 2025 and 30 September 2024, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,316 and $1,197 in the net liability position of financial instruments at 30 June 2025 and 30 September 2024, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2024.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 June 2025, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $571 and $408 in the net liability position of financial instruments at 30 June 2025 and 30 September 2024, respectively. The increase in sensitivity is primarily due to the issuance of the Euro-denominated senior fixed-rate notes noted above.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 June 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 June 2025, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 30 June 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the third quarter of fiscal year 2025.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

10.1
Indenture, dated as of April 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.2
Form of Officer’s Certificate setting forth the terms and forms of the 4.300% Notes due 2028 and the 4.900% Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 11, 2025).

10.3
Form of Officer’s Certificate setting forth the terms and forms of the 3.250% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2025).

	10.4	Form of 4.300% Notes due 2028 (Included in Exhibit 10.2).

	10.5	Form of 4.900% Notes due 2032 (Included in Exhibit 10.2).

	10.6	Form of 3.250% Notes due 2032 (Included in Exhibit 10.3).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	31 July 2025