Form 10-K
period 2025-09-30
Air Products & Chemicals, Inc.
filed 2025-11-20
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 30 September 2025
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on 31 March 2025 was approximately $65.6 billion. For purposes of the foregoing calculations, all directors and/or executive officers have been deemed to be affiliates, but the registrant disclaims that any such director and/or executive officer is an affiliate.
The number of shares of common stock issued and outstanding as of 31 October 2025 was 222,590,241.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended 30 September 2025

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding capital expenditures and plans, projects, investment opportunities, strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:
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
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation founded in 1940, is a world-leading industrial gases company that has built a reputation for its innovation, operational excellence, and commitment to safety and environmental stewardship. Focused on serving energy, environmental, and emerging markets and generating a cleaner future, we offer products and services that improve our customers’ operations and sustainability.
We serve a broad range of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food, providing essential industrial gases, related equipment, and applications expertise. We also develop, engineer, build, own, and operate some of the world’s largest clean hydrogen projects supporting the transition to low- and zero-carbon energy, particularly in industrial applications and the heavy-duty transportation sector. Additionally, our sale of equipment businesses provide specialized products such as turbomachinery, membrane systems, and cryogenic containers to customers worldwide.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. Refer to Note 26, Business Segment and Geographic Information, to the consolidated financial statements for additional information.
Our Businesses
Regional Industrial Gases
Our industrial gases business, which is organized and operated regionally in the Americas, Asia, Europe, and Middle East and India segments, produces and sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen, helium, carbon dioxide ("CO2"), carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide); and specialty gases. Overall regional industrial gases sales constituted over 90% of consolidated sales in fiscal years 2025, 2024, and 2023, approximately half of which were attributable to atmospheric gases.
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

Production
Industrial gases are generally produced at or near the point of use due to the complexity and inefficiency of storing molecules at low temperatures. The industrial gases business develops, builds, and operates equipment for the production and processing of gases. Atmospheric gases are produced through various air separation processes, with cryogenic distillation being the most prevalent, while process gases are produced by methods other than air separation.
Hydrogen is a process gas that is typically produced by purifying byproduct sources obtained from chemical and petrochemical industries without carbon capture, commonly referred to as “gray hydrogen.” We primarily produce gray hydrogen. In addition, we are advancing projects that produce low-carbon hydrogen from hydrocarbons with carbon capture (“blue hydrogen”) and carbon-free hydrogen from renewable energy (“green hydrogen”), such as the NEOM Green Hydrogen Project in Saudi Arabia. In fiscal year 2025, we exited certain clean energy projects as discussed in Note 5, Business and Asset Actions, to the consolidated financial statements. Despite these actions, we continue to see opportunity in clean energy and are pursuing focused investments in scalable, economically viable solutions that support long-term shareholder value.
Electricity is the largest cost component in the production of atmospheric gases. To produce hydrogen, carbon monoxide, and syngas, steam methane reformers use natural gas as the primary raw material, while gasifiers use liquid and solid hydrocarbons. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, cost pass-through provisions, and tolling arrangements. During fiscal year 2025, we did not encounter significant difficulties in obtaining adequate supplies of power and natural gas.
Helium is produced as a byproduct of gases extracted from underground reservoirs, primarily natural gas and CO2 purified before resale. Because helium is generally sourced globally at long distances from point of sale, we maintain an inventory of helium in our fleet of ISO containers as well as in underground storage facilities in Amarillo, Texas and Beaumont, Texas.
Supply Modes
We distribute product to our industrial gas customers through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. Each sale of gas supply mode is described below:
•On-site Gases— This supply mode serves customers primarily in the energy production and refining, chemical, metals, and electronics industries worldwide, where large and relatively consistent volumes of industrial gases are required. Gases are produced and supplied through large facilities constructed or acquired on or near customer facilities, or by pipeline systems from centralized production locations. These sale of gas arrangements are generally governed by long-term contracts ranging from 15- to 20-years. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), generally under 10- to 15-year contracts. Contracts in this supply mode commonly include fixed monthly charges and/or minimum purchase requirements with price escalation provisions that are typically based on external indices. Our on-site supply mode generates approximately half our total company sales.
•Merchant Gases— This supply mode includes liquid bulk and packaged gas products. Liquid bulk gases are delivered in either liquid or gaseous form via tanker or tube trailer and stored, usually in its liquid state, in equipment that we typically design and install at the customer’s site for vaporizing into a gaseous state as needed. Packaged gases customers receive small quantities of product delivered in either cylinders or dewars, with operations in Europe, Asia, and Latin America. Sales of both liquid bulk and packaged gases do not include minimum purchase requirements, as they are governed by contracts and/or purchase orders that reflect the customer's specific needs. These contracts contain stated terms that are generally five years or less.
We maintain inventory in locations that facilitate supply of products to customers on a reasonable delivery schedule. Inventory consists primarily of crude helium, specialty gases, and other industrial gases supplied via the merchant gases supply mode.

End Use
The refining industry uses hydrogen to facilitate the conversion of heavy crude feedstock and lower the sulfur content of gasoline and diesel fuels. This produces cleaner transportation fuels that can be used with other equipment to significantly reduce emissions that contribute to climate change. Many other industries that already benefit from hydrogen’s unique properties to improve quality, optimize performance, and reduce costs are also looking to hydrogen as a fuel that can help decarbonize their manufacturing processes.
The chemicals industry uses hydrogen, oxygen, nitrogen, carbon monoxide, and syngas as feedstocks in the production of many basic chemicals. The energy production industry uses nitrogen injection for enhanced recovery of oil and natural gas and oxygen for gasification. Oxygen is used in combustion and industrial heating applications, including in the steel, certain nonferrous metals, glass, and cement industries. Nitrogen applications are used in food processing for freezing and preserving flavor, and nitrogen is used for inerting in various fields, including the metals, chemical, and semiconductor industries. Helium is used for its unique properties as an inert gas with an extremely low boiling point. It is widely used in semiconductor and fiber optics manufacturing, MRI magnet cooling, and for purging and pressurizing rocket fuel systems in aerospace launches. Additional applications include use in laboratories, cryogenics, and as a shielding gas in arc welding. Argon is used in the metals and other industries for its unique inerting, thermal conductivity, and other properties. Industrial gases are also used in welding and providing healthcare and are utilized in various manufacturing processes to make them more efficient and to optimize performance.
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
Competition in the equipment business is based primarily on plant efficiency and technological performance, service, technical know-how, and price, as well as schedule and plant performance guarantees. Our sale of equipment supply mode constituted less than 10% of consolidated sales in fiscal years 2025, 2024, and 2023.
Our former liquefied natural gas ("LNG") process technology and equipment business was included in the Corporate and other segment until its sale to Honeywell International Inc. on 30 September 2024. The LNG business generated operating income of approximately $135 million in fiscal year 2024 and $120 million in fiscal year 2023. As a result of the sale, we recognized a pre-tax gain of approximately $1.6 billion during the fourth quarter of fiscal year 2024, reported within "Gain on sale of business" on our consolidated income statements. This gain was not recorded in the results of the Corporate and other segment. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information.
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
Seasonality
While seasonality does not materially affect our long-term performance, it may result in variability in quarterly financial results.

Governmental Contracts
Our business is not subject to a government entity’s renegotiation of profits or termination of contracts that would be material to our business as a whole.
Equity Affiliates
Our reporting segments include our share of the results of joint ventures accounted for under the equity method. Our share of our investees' net earnings is primarily presented net of income taxes within “Equity affiliates’ income" on our consolidated income statements. The carrying value of our equity method investments is reflected as "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets. All of our equity method investments are in foreign industrial gas producers, the largest of which operate in Algeria, China, India, Italy, Mexico, and Saudi Arabia. For additional information regarding these investments, refer to Note 10, Equity Affiliates, to the consolidated financial statements.
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
We have controlling interests in foreign subsidiaries that operate in Canada and approximately 10 countries in Latin America (primarily Chile and Brazil); approximately 10 countries and regions in Asia (primarily China, South Korea, and Taiwan); approximately 25 countries in the Europe and Africa region (primarily the Netherlands, the countries of the United Kingdom, and Spain); and approximately five countries in the Middle East, primarily Saudi Arabia. As discussed under "Equity Affiliates" above, we also own non-controlling interests in entities operating in Asia, Europe, Latin America, and the Middle East.
Financial information related to our foreign operations and investments can be found in the consolidated financial statements under Note 10, Equity Affiliates; Note 24, Income Taxes; and Note 26, Business Segment and Geographic Information.
Details regarding foreign currency translation are provided in Note 1, Basis of Presentation and Major Accounting Policies, to the consolidated financial statements, under “Foreign Currency”.
Our exposure to currency fluctuations is discussed in Note 15, Financial Instruments, to the consolidated financial statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, under “Foreign Currency Exchange Rate Risk”.
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
During fiscal year 2025, we owned approximately 560 United States patents, approximately 2,650 foreign patents, and were a licensee under certain patents owned by others. While the patents and licenses are considered important, we do not consider our business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

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
Some of our operations are within jurisdictions that have or are developing regulatory regimes governing emissions of greenhouse gases (“GHG”), including CO2. These include the European Union Emission Trading System, the California Cap-and-Trade Program, China’s Emission Trading Scheme, and South Korea’s Emission Trading Scheme. In the Netherlands, a CO2 emissions tax was enacted on 1 January 2021. In Canada, Alberta’s Technology Innovation and Emission Reduction System went into effect 1 January 2020. In Ontario, Environment & Climate Change Canada’s Output Based Pricing System was replaced by the GHG Emissions Performance Standards program beginning 1 January 2022. In Taiwan, enforcement of the Climate Change Response Act began in 2023. A carbon fee framework pursuant to that law has also been announced, with collections thereunder first scheduled for 2026, covering emissions generated in 2025. In September 2025, the U.S. Environmental Protection Agency (“EPA”) issued a proposed rule to end federal mandatory GHG reporting for almost all sectors (including Subpart P that we are subject to); however, the rule is not yet final and timing is uncertain. Additionally, in August 2025, the EPA issued a proposed rule to reconsider its 2009 Endangerment Finding rule (and a 2016 agency affirmation of that rule) that was the basis for subsequent actions to regulate certain GHGs under the federal Clean Air Act, including for new constructions and major modifications to existing facilities, as well as new motor vehicles. The European Union has issued the Corporate Sustainability Reporting Directive as well as the Corporate Sustainability Due Diligence Directive, and California has enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require GHG emissions and climate-related financial risk reporting for certain entities. Furthermore, some jurisdictions have various mechanisms to target the power sector to achieve emission reductions, which often result in higher power costs.
Increased public concern may result in more international and/or regional requirements to reduce or mitigate the effects of GHG emissions. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. We will be able to mitigate costs related to the consumption of electric power through the use of renewable electricity and some of the other increased costs through contractual terms. However, the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.
Regulation of GHG may also produce new opportunities for us. We continue to develop technologies to help our facilities and our customers lower energy consumption, improve efficiency, and lower emissions.
Expenditures for capital projects intended to control pollution from existing operating facilities as required under current environmental regulations were not material in fiscal years 2025, 2024, and 2023. We do not expect material expenditures for these projects in fiscal year 2026.
For additional information regarding environmental matters, refer to Note 19, Commitments and Contingencies, to the consolidated financial statements.

Sustainability
We pursue opportunities to improve energy efficiency and lower emissions across our operations. Additionally, our customers rely on our expertise to enhance their operations, boost efficiency, improve yields, and reduce their environmental footprint. Our offerings include gases, equipment, technologies, and applications that enable our customers, and their customers, to improve their sustainability performance by avoiding GHG emissions, improving efficiency, allowing the use of by-product gases, and recycling resources between facilities.
Our latest Sustainability Report is available at www.airproducts.com/company/sustainability/sustainability-report.
Human Capital Management
We are focused on attracting, developing, and retaining a highly-skilled workforce that will deliver excellent service to our customers. We strive to create a workforce that reflects our customers and the communities where we do business. By embracing the experiences and perspectives within our talent pool and nurturing a culture grounded in respect and collaboration, we empower employees to confidently share ideas. This approach is central to our corporate strategy, which is supported by our leaders and enabled by a positive organizational culture.
As of 30 September 2025, we had approximately 21,300 employees, with over 99% working full-time and approximately 75% based outside the United States. We maintain collective bargaining agreements with unions and works councils at certain locations, which expire at various times over the next four years. Approximately 15% of our global workforce is covered by these agreements.
We offer a variety of opportunities for employees to develop their capabilities, talents, and careers. Employees choose learning and development goals aligned to roles and responsibilities that support current and expected future business needs. We continue to invest in new learning platforms and learner-centric experiences that encourage employee development and skills retention.
Safety
Safety is a core operating principle at Air Products. We view it as a fundamental responsibility to ensure that every employee returns home safe and healthy each day. Our goal is zero accidents and incidents, and we are committed to continuously improving the safety and health of our employees, contractors, customers, and the communities where we operate.
We use a multidisciplinary approach to safety and health, which includes a global Environment, Health and Safety ("EHS") policy; goals for employee, contractor, and transportation safety; a Global EHS Management System that supports the principles of ISO 45001; employee training based on job function; risk assessment processes for workers, operations, products, transportation, and regulatory requirements, including an escalation process for engaging our EHS Risk Council; compliance audits conducted by our EHS Assurance Team; review of performance by our Board of Directors, Sustainability Leadership Council, businesses and operations, and members of our Safety and Health Centers of Excellence at least annually; internal reporting of results on a monthly basis; and external reporting on safety performance through our annual Sustainability Report, public website, and responses to various stakeholders.
Compensation
By aligning our pay practices with business goals, we support the financial well-being of our workforce and reinforce our commitment to responsible corporate citizenship. Sustainable and equitable pay is essential to fostering a workplace where employees feel valued and supported. Our compensation practices are designed to ensure fairness and promote long-term economic stability for our workforce. We are committed to ethical pay practices that align with our values of social responsibility, ensuring that all employees receive equitable compensation regardless of gender, race, religion, disability, age, or any other personal characteristic.
We strive to offer competitive pay in the local markets where we operate, balancing financial sustainability with our ability to attract and retain talent. To support this, we benchmark our compensation to remain aligned with market conditions and provide competitive pay and benefits. Our compensation programs generally include base pay, annual variable pay (bonus), and long-term incentives (stock awards under the Air Products Long-Term Incentive Plan) for eligible employees.

Our Executive Officers
The table below identifies each executive officer by name, age, and offices held as of 20 November 2025. Information with respect to offices held is stated in fiscal years.

Name	Age	Office
Eduardo Menezes	62
Chief Executive Officer and Director (Principal Executive Officer) since February 2025. Prior to joining Air Products, Mr. Menezes served as Executive Vice President of Linde plc from 2018 to 2021, with responsibility for Europe, Middle East and Africa. Mr. Menezes previously served for over three decades in progressively senior roles at Praxair, Inc., prior to its acquisition by Linde in 2018. From 2012 through the time of the merger, Mr. Menezes served as an Executive Vice President of Praxair, with responsibility for its businesses in Asia, Europe, Mexico and South America, as well as for global hydrogen operations. Mr. Menezes also served from 2010 to 2011 as head of the North American Industrial Gases business and Praxair’s packaged gas business and from 2007 to 2010 as President of Praxair Europe. Mr. Menezes is a member of the Board of Directors and a member of the Executive Committee of the Board of Directors.

Melissa N. Schaeffer	46	Executive Vice President and Chief Financial Officer (became Senior Vice President and Chief Financial Officer in August 2021 and Executive Vice President in October 2024). Ms. Schaeffer joined the Company in 2016 and most recently served as Vice President, Finance – GEMTE, Americas, Middle East, and India from 2020 to 2021 and previously served as Vice President, Chief Audit Executive from 2016 to 2020. Before joining the Company, Ms. Schaeffer was global director, Internal Audit at Trinseo S.A. and worked for 10 years at Ernst & Young LLP. Ms. Schaeffer also serves on the board of directors of Trane Technologies plc.
Ivo Bols	64	President, Europe and Africa since 2017. Mr. Bols previously served as President, EMEA from 2014 to 2016, Vice President and General Manager, Merchant Gases–Europe from 2012 to 2014, General Manager, Global Liquid Bulk, Generated Gases and Helium from 2011 to 2012 and Vice President and General Manager, Merchant Gases-Asia from 2007 to 2011. Mr. Bols joined the Company in 1988.
Kurt Lefevere	55	President, Asia since June 2024. Mr. Lefevere previously served as Vice President, Northern Continent, Europe from 2015 to June 2024, Manager, Strategy Development and Performance Enhancement for the Company’s Global Merchant division from 2013 until 2014, and General Manager for the Packaged Gases division in Asia from 2011 until 2013. Mr. Lefevere joined the Company in 1994.
Matthew Lepore	55
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary since August 2025. Mr. Lepore previously served as Group General Counsel, President for Legal, Compliance and Insurance, Chief Compliance Officer, Chief Human Rights Officer and Corporate Secretary at BASF SE (Ludwigshafen am Rhein, Germany) since 2021, Senior Vice President and Global Head of Legal at BASF SE from 2018 to 2021, Senior Vice President and General Counsel, Chief Compliance Officer and Corporate Secretary of BASF Corporation (New Jersey) from 2014 to 2018, and Corporate Secretary and Chief Governance Officer at Pfizer Inc. from 2008 to 2014.

Francesco Maione	56
President, Americas since December 2020 and Global Helium & Rare Gases since June 2025. Mr. Maione previously served as President, Atmospheric Gases, Americas during 2020, as Vice President and General Manager, South America from 2019 until early 2020, as Vice President, Northern Region Americas, from 2018 to 2019 and Vice President, Southern Region, Americas, from 2016 to 2018. Mr. Maione joined the Company in 1998.

Item 1A. Risk Factors
Our operations are affected by various risks, many of which are beyond our control. In evaluating investment in the Company and the forward-looking information contained in this Annual Report on Form 10-K or presented elsewhere from time to time, readers should carefully consider the risk factors discussed below. Any of these risks could have a material adverse effect on our business, operating results, financial condition, and the actual outcome of matters as to which forward-looking statements are made and could adversely affect the value of an investment in our securities. The risks described below are not all inclusive but are designed to highlight what we believe are important factors to consider when evaluating our expectations. In addition to such risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known, are not currently believed to be significant, or are not identified below because they are common to all businesses.
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
Demand for our products and services depends in part on the general economic conditions affecting the regions and markets in which we do business. Weak economic conditions and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. In addition, certain of our green and blue hydrogen projects are largely based on expected demand for technologies and projects to limit the impact of global climate change. Demand for our solutions could be negatively impacted if the public and private sectors reduce their focus on reducing carbon emissions. Reduced demand for our products and services would have a negative impact on our revenues and earnings and could decrease our margins, constrain our operating flexibility, reduce efficient utilization of our manufacturing capacity, or result in unexpected charges. Excess capacity in our manufacturing facilities or those of our competitors could decrease our ability to maintain pricing and generate profits.
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
Weak overall demand or specific customer conditions may also cause customer shutdowns or defaults or otherwise make us unable to operate facilities profitably and may force sale or abandonment of facilities and equipment or prevent projects from coming on-stream when expected. These or other events associated with weak economic conditions or specific market, industry, product, or customer events may require us to record an impairment on tangible assets, such as facilities and equipment, or intangible assets, such as customer relationships, intellectual property, or goodwill. Any charges relating to such impairments could be significant and could have a material adverse impact on our financial condition and results of operations.

Our extensive international operations can be adversely impacted by operational, economic, political, security, legal, and currency translation risks that could decrease profitability.
In fiscal year 2025, approximately 60% of our sales were derived from customers outside the United States and many of our operations, suppliers, customers, and employees are located outside the United States. Our operations in foreign jurisdictions may be subject to risks including exchange control regulations, import and trade restrictions, tariffs, trade policy and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Changing economic and political conditions within foreign jurisdictions, strained relations between countries, or the imposition, extension, or expansion of tariffs or international sanctions can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. We have experienced these events in the past and the occurrence of any of these risks in the future could have a material adverse impact on our financial condition, results of operations, and cash flows.
Certain of our larger and more complex projects are located in markets outside the United States, such as China, India, the Middle East, and Uzbekistan, including in locations where there is the potential for significant economic and political disruptions. We are actively investing large amounts of capital and other resources, in some cases through joint ventures, in developing markets, which we believe to have high growth potential. Our operations in these markets may be subject to greater risks than those faced by our operations in mature economies, including political and economic instability, project delay or abandonment due to unanticipated government actions, inadequate investment in infrastructure, undeveloped property rights and legal systems, unfamiliar regulatory environments, relationships with local partners, language and cultural differences and increased difficulty recruiting, training and retaining qualified employees. In addition, our properties and contracts in these locations may be subject to seizure and cancellation, respectively, without full compensation for loss. Successful operation of particular facilities or execution of projects may be disrupted by civil unrest, acts of war, sabotage or terrorism, and other local security concerns. Such concerns may require us to incur greater costs for security or require us to shut down operations for a period of time.
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
Changes in global and regional economic conditions may impact our ability to obtain financing or increase the cost of obtaining financing which may adversely impact our operations and financial results.
Volatility and disruption in the U.S., European and global credit, capital, and money markets could increase the costs for or make it more difficult for us to obtain financing for our operations, potentially impacting our cash flows or creating financial risks. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies. A decrease in these debt ratings could increase the cost of borrowing or make it more difficult to obtain financing.

Risks Related to Our Business
Risks related to the approval, execution, and operation of our projects, particularly with respect to our largest projects, may adversely affect our operations or financial results.
A significant portion of our business involves clean hydrogen, carbon capture, gasification, and other large-scale projects that involve challenging engineering, permitting, procurement, and construction phases that may last several years and involve the investment of billions of dollars. These projects are technically complex, often reliant on significant interaction with government authorities, and face significant financing, development, operational, and reputational risks. These projects may also be subject to complex government approvals, as well as legal or regulatory challenges by government authorities or third parties. Delays in receiving required approvals, litigation and execution difficulties have required us and could in the future require us to delay or abandon certain projects, which may result in higher costs, lower returns, the loss of invested proceeds, and reputational damage.
We have in the past and may in the future encounter difficulties related to the development of projects that may result in delays, scope changes and additional costs, or project cancellations. Such difficulties may relate to engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers' contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks, and other factors, many of which are beyond our control, that may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs have been and may in the future be substantial and could have a material adverse effect on our financial condition and results of operations. We also may be required to cancel a project and/or compensate the customer for the delay, which may also cause us to incur material costs that we may be unable to recover. In addition, in some cases we seek financing for large projects and face market risk associated with the availability and terms of such financing. These financing arrangements may require that we comply with certain performance requirements which, if not met, could result in default and restructuring costs or other losses, as well as potential acceleration of cash outflows. All of these factors could also negatively impact our reputation or relationships with our customers, suppliers and other third parties, any of which could adversely affect our ability to secure new projects in the future.
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
We are subject to government regulation in the United States and in the foreign jurisdictions where we conduct business. The application of laws and regulations to our business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practices that could result in reduced profitability. If there is a determination that we have failed to comply with applicable laws or regulations, we may be subject to penalties or sanctions that could adversely impact our reputation and financial results. Compliance with changes in laws or regulations can result in increased operating costs and require additional, unplanned capital expenditures. Export controls or other regulatory restrictions could prevent us from shipping our products to and from some markets or increase the cost of doing so. Changes in tax laws and regulations and international tax treaties could affect the financial results of our businesses. Increasingly aggressive enforcement of anti-bribery and anti-corruption requirements, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law, could subject us to criminal or civil sanctions if a violation is deemed to have occurred. In addition, we are subject to laws and sanctions imposed by the U.S. and other jurisdictions where we do business that may prohibit us, or certain of our affiliates, from doing business in certain countries or with certain customers or restricting the kind of business that we may conduct. Such restrictions may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities.
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
As with most large systems, our information technology systems have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. In addition, advancements in, and the deployment of, intelligent automation, including artificial intelligence tooling and “bots”, may increase our and our vendors’ vulnerability to such attacks. To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations. Any of the attacks, breaches or other disruptions or damage described above could: interrupt our operations at one or more sites; delay production and shipments; result in the theft of our and our customers’ intellectual property and trade secrets; damage customer and business partner relationships and our reputation; result in defective products or services, physical damage to facilities, pipelines or delivery systems, including those we own or operate for third parties; result in legal claims and proceedings, including liability and penalties under applicable privacy laws; lead to increased costs for security and remediation; or raise concerns regarding our internal control environment and internal control over financial reporting. Each of these consequences could adversely affect our business, reputation and our financial statements.
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
Hydrocarbons, including natural gas, are the primary feedstock for the production of hydrogen, carbon monoxide, and syngas. Energy, including electricity, natural gas, and diesel fuel for delivery trucks, is the largest cost component of our business. Because our industrial gas facilities use substantial amounts of electricity, inflation and energy price fluctuations have impacted our revenues and earnings and may continue to do so in the future. A disruption in raw material sources or the supply of energy or components, whether due to market conditions, legislative or regulatory actions, natural disasters, public health crises and pandemics, or other disruption, could prevent us from meeting our contractual commitments and harm our business and financial results.
Our supply of crude helium for purification and resale is largely dependent upon natural gas production by crude helium suppliers. Lower or higher natural gas production resulting from natural gas pricing dynamics, supplier operating or transportation issues, or other changes to the global supply of crude helium can affect pricing for helium for our customers, which can adversely affect our results of operations.
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
New technologies create performance risks that could impact our financial results or reputation, and failure to develop new technologies may harm our competitive position.
We are continually developing and implementing new technologies and product offerings. Existing technologies, including those procured exclusively from third-party suppliers, are being implemented in products and designs or at scales beyond our experience base. These technological expansions can create nontraditional performance risks to our operations. Failure of the technologies to work as predicted, or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. We may face difficulties marketing products produced using new technologies including, but not limited to, green hydrogen, which may adversely impact our sales and financial results. In addition, certain large-scale projects may contain processes or technologies that we have not operated at the same scale or in the same combination, and although such projects generally include technologies and processes that have been demonstrated previously by others, such technologies or processes may be new to us and may introduce new risks to our operations. Further, if we are unsuccessful in developing new technologies, including development and application of artificial intelligence, our development activities do not keep pace with those of our competitors, or if we do not create new technologies that benefit customers, our competitive position and operating results may be negatively affected. Additionally, there is also a risk that our new technologies may become obsolete and be replaced by other market alternatives, or that new technologies may not become commercially accepted. Performance difficulties on these larger projects may have a material adverse effect on our operations and financial results. In addition, performance challenges may adversely affect our reputation and our ability to obtain future contracts.
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

Risks related to pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of third-party actuaries, whose models support these calculations.
In addition to complying with local regulatory requirements for recognizing pension expense, liabilities, and cash flows, several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements as well as the amounts that we contribute to such plans. These assumptions include, but are not limited to, discount rates, expected long-term rates of return on plan assets, and demographic factors. Changes in actuarial assumptions, interest and inflation rates, and volatility in capital markets may adversely impact the valuation of pension liabilities and the performance of asset portfolios.
Additionally, significant changes in actual investment returns on pension assets, discount rates, or regulatory developments could impact future results of operations and required pension contributions.
Legal and Regulatory Risks
Legislative, regulatory, societal, and market efforts to address global climate change may impact our business and create financial risk.
We are the world’s leading supplier of hydrogen, the primary use of which is the production of ultra-low sulfur transportation fuels that have significantly reduced transportation emissions and helped improve human health. To make the high volumes of hydrogen needed by our customers, we have historically used steam methane reforming to produce hydrogen without carbon capture (i.e., "gray hydrogen"), which results in the emission of CO2. In addition, gasification enables the conversion of lower value feedstocks into cleaner energy and value-added products; however, our gasification projects also produce CO2. Some of our operations are within jurisdictions that have or are developing regulatory regimes governing disclosure of GHG emissions, including CO2, which may lead to direct and indirect costs on our operations. We could also face scrutiny from stakeholders regarding our reporting under various frameworks for disclosing GHG emissions-related data, including those we use currently in our sustainability reporting. If our GHG emissions-related data, processes, and reporting are incomplete or inaccurate, or if we fail to comply with relevant reporting frameworks from newly emerging regulations, we may incur monetary penalties and reputational harm, and we could become subject to litigation or government investigations, which may also adversely affect our reputation and business.
Increased public concern and governmental action may result in more international, U.S. federal and/or regional requirements to reduce or mitigate the effects of GHG emissions or increased demand for technologies and projects to limit the impact of global climate change. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen (including clean hydrogen) production, and application of our gasification technology. We believe we will be able to mitigate some of the increased costs through contractual terms, but the lack of definitive legislation or regulatory requirements prevents an accurate estimate of the long-term impact these measures will have on our operations. Any legislation or governmental action that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products, particularly for our core industrial gases business.

In addition, certain of our projects are partially dependent on a regulatory environment that favors technologies focused on limiting the impact of climate change, in particular toward the production and distribution of clean hydrogen. For example, we anticipate benefits from tax incentives created by the U.S. Inflation Reduction Act of 2022 for carbon sequestration and clean hydrogen production in future years once our projects in these areas come on-stream in the U.S. If there is a reversal in the regulatory environment or a discontinuation or reduction of incentives or benefits for the development of technologies limiting the impact of climate change, particularly those focused on low- and zero-carbon hydrogen production, or significant uncertainty regarding such efforts, certain of our projects may be threatened and for completed projects demand for our products may be less than we anticipate and certain projects could be adversely affected. For example, in fiscal year 2025, we cancelled a project to build a green liquid hydrogen project in the U.S., based in part on a regulatory development that rendered existing hydroelectric power supply ineligible for the Clean Hydrogen Production Tax Credit (45V) and incurred a significant impairment charge for the amount that we had invested in the project. Further negative regulatory developments could adversely affect our projected returns, which could lead us to re-evaluate certain projects and may harm our business and financial performance.
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
Our success depends on our ability to attract, develop, engage, and retain employees with the skills necessary to our business. Competitive labor market conditions have resulted in increased demand for qualified personnel, which makes it difficult to attract, hire, and retain employees with specialized technical experience. In addition, the increasing number of experienced employees becoming retirement-eligible amplifies this challenge. The number of our employees has grown both internationally and in the United States, with our total headcount increasing from approximately 16,300 at the end of fiscal 2018 to as high as approximately 23,000 in fiscal 2024. However, we have been taking actions since that time to reduce the size of our workforce and currently expect headcount to stabilize at approximately 20,000 at the end of fiscal 2026 as we complete certain projects and complete actions to right-size the organization. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for skilled talent in the market as well as by actions we have taken to manage the size of our workforce. In addition, increased turnover and decreased tenure of employees may impact productivity, costs, and organizational culture. We undertake significant efforts to hire, engage, and retain our employees and to effectively manage workforce costs, even with rapid political, social, and economic shifts in our markets. If these efforts are unsuccessful, our growth may be limited and we may suffer financial or reputational harm that could have a material adverse effect on our business, financial condition, or results of operations.

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

Item 1C. Cybersecurity
Cybersecurity risk management and oversight are of utmost importance to Air Products and are necessary to maintain the trust and confidence of our customers, employees, and other stakeholders. The Company has implemented a thorough cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats as a fully integrated component of the Company's overall Enterprise Risk Management ("ERM") process.
In fiscal year 2025, we achieved our primary cybersecurity risk management objective of having no material cybersecurity incidents. Over the past three years, we have not experienced any material information security breaches and have not incurred material expenses from cybersecurity incidents, including those arising at third parties.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program is designed as a holistic program focused on predicting, preventing, detecting, and responding to cybersecurity threats across enterprise systems as well as the operational technology systems for our plants and pipelines. This program involves relevant employees as well as third-party subject matter experts who collaborate to identify and proactively address risks.
The Company regularly assesses industry best practices, frameworks, and standards, and leverages them to advance its cybersecurity risk management maturity. These frameworks include the International Society of Automation and the International Electrotechnical Commission standards for industrial automation (ISA 62443) and information security (ISO 27001), as well as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).
Our cybersecurity program includes risk-based procedures for the detection, analysis, and mitigation of cybersecurity incidents. Our cybersecurity incident response includes criteria for prioritization and escalation based on severity under an established incident prioritization framework. Incidents are reported internally to senior management, the Board or the Board's Audit and Finance Committee, as appropriate based on this framework. Incidents that are elevated based on their potential severity, including any event that is potentially material, are promptly escalated and analyzed for potential external reporting requirements.
As part of the Company’s information security training program, all employees participate in various cybersecurity awareness activities, including an annual Information Security Awareness training module and monthly simulated email phishing events.
In addition to our internal resources, we leverage third-party service partners to expand the capabilities of our cybersecurity program. This may include testing the program’s protection measures as well as services for incident detection, investigation, and recovery. We also leverage third-party service providers to conduct tabletop exercises and perform assessments against cybersecurity frameworks. In fiscal year 2025, Air Products conducted a comprehensive internal audit of its cybersecurity program to evaluate the effectiveness of controls across enterprise information technology, operational technology, and pipeline environments.
Our suppliers and third-party service providers are subject to cybersecurity obligations. Prior to engagement, we assess the cybersecurity posture of third-party service providers who store, process, or transmit Air Products' information. In many cases, our agreements include requirements for suppliers and other service providers to notify us if they suffer a cybersecurity incident that may affect us.
The Company maintains policies and procedures for preventive controls for enterprise applications including, but not limited to, access controls and change management. In addition, we maintain relevant business continuity and disaster recovery plans as part of our overall cybersecurity risk management strategy.
For a discussion of risks related to potential cybersecurity incidents, please refer to Item 1A, Risk Factors - Risks Related to Our Business - Risks related to the approval, execution, and operation of our projects, particularly with respect to our largest projects, may adversely affect our operations or results of operations, of this Annual Report on Form 10-K.

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
Our CIO is a member of the Company’s senior executive leadership team and is responsible for the administration of the cybersecurity risk management program. Prior to joining the company in 2020, our CIO spent 24 years in the aerospace and defense industry and held multiple senior leadership roles within digital technology, leading large global organizations in all aspects of digital technology, including cybersecurity risk management.
Under the direction of our CIO, our CISO oversees the development and implementation of our enterprise-wide cybersecurity risk management program, ensuring the protection of both enterprise and operational technology systems. Our CISO joined the Company in 2025 with an extensive background in cybersecurity strategy, governance, risk, compliance, and data protection. Prior to joining Air Products, our CISO spent over 25 years in executive security and operations management across the industrial manufacturing, software, and financial services industries. Our CISO maintains professional certifications in cybersecurity and information management, including as a Certified Chief Information Security Officer, Certified Information Systems Security Professional, and Certified Information Systems Manager.
The Information Security leadership team that reports to the CISO is composed of four security leaders with over 80 years of combined experience and multiple professional certifications.

Item 2. Properties
Air Products and Chemicals, Inc. owns its principal administrative offices located at the Company's global headquarters and co-located research and development facility in Allentown, Pennsylvania, as well as regional offices in Medellin, Colombia; and Santiago, Chile. We lease the principal administrative offices in Shanghai, China; Pune, India; Vadodara, India; and Dhahran, Saudi Arabia. We lease administrative offices in the United States, Canada, England, Spain, Malaysia, and China, primarily for our Finance and Business Services organization.
Descriptions of the properties used by our five business segments are provided below. We believe that our facilities are suitable and adequate for our current and anticipated future levels of operation.
Americas
Our Americas segment operates from approximately 445 production and distribution facilities in North and South America. Of these facilities, approximately 20% are located on owned property. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Gulf Coast, California, and Arizona in the United States and Alberta and Ontario in Canada. Management and sales support is based in our Allentown, Medellin, and Santiago offices referred to above, and at approximately 30 leased properties located throughout North and South America.
Asia
Our Asia segment operates from approximately 300 production and distribution facilities within the region, of which approximately 35% are on owned property or long-duration term grants. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in China, South Korea, Taiwan, Malaysia, and Indonesia. Management and sales support for this business segment is based in Shanghai, China, and Kuala Lumpur, Malaysia, and in approximately 30 leased office locations throughout the region.
Europe
Our Europe segment operates from approximately 245 production and distribution facilities in Europe, of which approximately 35% are on owned property. We have sufficient property rights and permits for the ongoing operation of our pipeline systems in the Netherlands, the United Kingdom, Belgium, and France. Management and sales support for this business segment is based in Chertsey, England; and Barcelona, Spain; and at approximately 20 leased regional office sites and 15 leased local office sites throughout the region.
Middle East and India
Our Middle East and India segment operates from approximately 20 production and distribution facilities throughout the region, all of which are leasehold properties. Management and sales support for this business segment are based in Dharan, Saudi Arabia; Dubai, United Arab Emirates; and Pune, India; as well as approximately 10 leased local office sites throughout the region.
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
Helium is processed at multiple sites in the United States, Algeria, and Qatar, and distributed globally through a network of transfill sites.
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
We are a party to proceedings under CERCLA, RCRA, and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently there are 26 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated as a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former and current manufacturing sites. We do not expect that any sums we may have to pay in connection with these environmental matters would have a material adverse impact on our consolidated financial position. Additional information on our environmental exposure is included under Item 1, Business–Environmental Regulation, and Note 19, Commitments and Contingencies, to the consolidated financial statements.
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $34 as of 30 September 2025) on Air Products Brasil Ltda., which was based on a percentage of our total revenue in Brazil in 2003. In May 2014, our appeal was granted and the fine was dismissed. CADE appealed that ruling and in October 2025 the Supreme Court of Brazil rendered a judgment confirming the appellate ruling, which annulled the administrative proceeding and the fine imposed by CADE. Under applicable law, no further remedies are available and the judgment is final.
We do not currently believe there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows. However, a future charge for regulatory fines or damage awards could have a significant impact on our net income in the period in which it is recorded.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "APD". As of 31 October 2025, there were 4,036 record holders of our common stock.
The Board of Directors determines whether to declare cash dividends on our common stock and the timing and amount based on financial condition and other factors it deems relevant. Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. We have increased our quarterly dividend for 43 consecutive years. Dividend information for each quarter of fiscal years 2025 and 2024 is summarized below:

	2025	2024
Fourth quarter	$1.79	$1.77
Third quarter	1.79	1.77
Second quarter	1.79	1.77
First quarter	1.77	1.75
Total	$7.14	$7.06
Purchases of Equity Securities by the Issuer
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. If we repurchase shares pursuant to this authorization, we may do so under Rules 10b5-1 and 10b-18 under the Exchange Act through repurchase agreements established with one or more brokers. We have not purchased any of our outstanding shares under this program since fiscal year 2013. As of 30 September 2025, $485.3 million in share repurchase authorization remained available. Any future purchases will be completed at our discretion while maintaining sufficient funds for investing in our business and pursuing growth opportunities.

Performance Graph
The performance graph below compares the five-year cumulative returns of our common stock with those of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Standard & Poor’s 500 Materials Index ("S&P 500 Materials Index"). The figures assume an initial investment of $100 and the reinvestment of all dividends.

	Sept 2020	Sept 2021	Sept 2022	Sept 2023	Sept 2024	Sept 2025
Air Products & Chemicals, Inc.	100	120	112	140	150	141
S&P 500 Index	100	150	126	154	210	247
S&P 500 Materials Index	100	142	125	147	184	176

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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We present certain financial measures on an "adjusted", or "non-GAAP", basis because we believe such measures, when viewed together with financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. For each non-GAAP financial measure, including adjusted operating income, adjusted operating margin, adjusted earnings per share ("EPS"), adjusted EBITDA, adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and explanations regarding the use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 42.
Comparisons included in the discussion that follows are for fiscal year 2025 versus ("vs.") fiscal year 2024. A discussion of changes from fiscal year 2023 to fiscal year 2024 and other financial information related to fiscal year 2023 is available in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2024, which was filed with the SEC on 21 November 2024.
For information concerning activity with our related parties, refer to Note 25, Supplemental Information, to the consolidated financial statements.

BUSINESS OVERVIEW
Air Products and Chemicals, Inc., a Delaware corporation founded in 1940, is a world-leading industrial gases company that has built a reputation for its innovation, operational excellence, and commitment to safety and environmental stewardship. Focused on serving energy, environmental, and emerging markets and generating a cleaner future, we offer products and services that improve our customers’ operations and sustainability.
We serve a broad range of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food, providing essential industrial gases, related equipment, and applications expertise. We also develop, engineer, build, own, and operate some of the world’s largest clean hydrogen projects supporting the transition to low- and zero-carbon energy, particularly in industrial applications and the heavy-duty transportation sector. Additionally, our sale of equipment businesses provide specialized products such as turbomachinery, membrane systems, and cryogenic containers to customers worldwide. For additional information on our product and service offerings, including production, distribution, and end use, refer to Item 1, Business, of this Annual Report on Form 10-K.
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
Our Corporate and other segment includes the results of our sale of equipment businesses, costs for corporate support functions and global management activities, and other income and expenses not directly associated with the regional segments, such as foreign exchange gains and losses. In fiscal year 2024, this segment also included the results of our former liquefied natural gas ("LNG") process technology and equipment business, which we sold to Honeywell International Inc. on 30 September 2024.
For additional information regarding our supply modes and business segments, refer to Note 7, Revenue Recognition, and Note 26, Business Segment and Geographic Information, to the consolidated financial statements.

2025 IN SUMMARY
Fiscal year 2025 was a transitional year for Air Products, marked by a renewed focus on our core industrial gas business under the leadership of our new Chief Executive Officer, who joined the Company in February 2025. We took decisive actions to reshape our portfolio, including the cancellation and descoping of several large energy transition projects, and enhance operations through targeted productivity initiatives. We also sharpened our approach to capital deployment, emphasizing strict return thresholds, appropriate risk-sharing, and alignment with long-term customer relationships. These efforts are helping to improve execution and support reductions in capital expenditures and debt over time.
Key results versus the prior year include:
•Sales of $12.0 billion decreased 1%, or $63.3, as 4% lower volumes were partially offset by 2% higher energy cost pass-through to customers and 1% higher pricing driven by non-helium merchant products across all regions. Lower volumes primarily reflect the September 2024 LNG sale, lower global helium demand, and previously announced project exits, partially offset by higher on-sites and favorable non-helium merchant.
•Operating loss was $877.0 compared to operating income of $4.5 billion in fiscal year 2024. The operating loss in fiscal year 2025 included approximately $3.7 billion in pre-tax charges related to business and asset actions ($3.0 billion after tax, or $13.68 per share). Operating income in fiscal year 2024 included a $1.6 billion pre-tax gain on the September 2024 sale of the LNG business ($1.2 billion after tax, or $5.38 per share).
•Adjusted operating income of $2.9 billion decreased 3%, or $89.8, due to lower volumes and higher costs, partially offset by higher non-helium pricing. The higher costs were driven by fixed-cost inflation and depreciation, partially offset by productivity improvements across all segments.
•Equity affiliates' income of $647.7 was flat. Increased contributions from affiliates in the Europe and Asia segments were offset by lower income from affiliates in the Corporate and other, Middle East and India, and Americas segments.
•Net loss was $354.4 compared to net income of $3.9 billion in fiscal year 2024. The decrease was primarily due to higher charges for business and asset actions in fiscal year 2025 and the prior year gain from the sale of the LNG business.
•Adjusted EBITDA of $5.1 billion increased 1%, or $30.1.
•Loss per share of $1.74 was driven by an after-tax charge attributable to Air Products of $3.0 billion for business and asset actions recorded during fiscal year 2025. On a non-GAAP basis, adjusted earnings per share ("EPS") was $12.03. In the prior year, EPS was $17.24 and adjusted EPS was $12.43. A summary table of changes in EPS is presented on page 31.
•We believe providing a consistent dividend plays a critical part in the creation of shareholder value. During fiscal year 2025, we marked our 43rd consecutive year of increasing our dividends and returned approximately $1.6 billion to our shareholders through dividend payments.

Changes in Diluted EPS Attributable to Air Products
The per share impacts for the items presented in the table below were calculated independently and may not sum to the total change in diluted EPS due to rounding.

Fiscal Year Ended 30 September	2025	2024	Change vs. Prior Year
Earnings (Loss) per share	($1.77)	$17.18	($18.95)
Less: Loss per share from discontinued operations	(0.04)	(0.06)	0.02
Earnings (Loss) per share from continuing operations	($1.74)	$17.24	($18.98)
% Change from prior year			**
Operating Items
Underlying business:
Volume			($0.45)
Price, net of variable costs			0.20
Other costs			(0.11)
Currency			0.03
Business and asset actions(A)			(13.46)
Shareholder activism-related costs			(0.32)
Gain on sale of business			(5.15)
Gain on sale of other assets(B)			0.11
Total Operating Items			($19.15)
Other Impacts
Equity affiliates' income			$0.03
Equity method investment impairment associated with business and asset actions(A)			(0.02)
Interest expense			0.02
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(C)			0.05
Non-service pension cost, net			0.19
Other			(0.09)
Change in effective tax rate, excluding discrete items below			(0.07)
Tax reform adjustment related to deemed foreign dividends			0.16
Tax on repatriation of foreign earnings			(0.14)
Noncontrolling interests (A)(C)			0.05
Weighted average diluted shares			(0.01)
Total Other Items			$0.17
Total Change			($18.98)
% Change from prior year			**
**Change versus prior period is not meaningful due to materially higher charges for business and asset actions in fiscal year 2025. The per share impact of these charges is primarily reflected in the "Operating Items" section in the table above.
(A)The per share impacts associated with charges for business and asset actions were calculated based on a total after-tax charge attributable to Air Products of approximately $3.0 billion ($13.68 per share). The amount of the charges attributable to our noncontrolling partners was $10.7.
(B)Gain on the sale of a regional office in Hersham, England, is reflected on the consolidated income statements within "Other income (expense), net."
(C)The per share impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $7.2 ($0.03 per share) compared to a loss of $4.3 ($0.02 per share) in the prior year. Amounts attributable to our noncontrolling partners were a gain of $17.6 and a loss of $10.6, respectively.

The table below summarizes the diluted per share impact of our non-GAAP adjustments in fiscal years 2025 and 2024. These impacts were calculated independently and may not sum to totals due to rounding.

Fiscal Year Ended 30 September	2025	2024	Change vs. Prior Year
Earnings (Loss) per Share	($1.74)	$17.24	($18.98)
Business and asset actions	13.68	0.20	13.48
Shareholder activism-related costs	0.32	—	0.32
Gain on sale of business	(0.23)	(5.38)	5.15
Gain on sale of other assets	(0.11)	—	(0.11)
(Gain) Loss on de-designation of cash flow hedges	(0.03)	0.02	(0.05)
Non-service pension cost, net	0.15	0.34	(0.19)
Tax reform adjustment related to deemed foreign dividends	(0.16)	—	(0.16)
Tax on repatriation of foreign earnings	0.14	—	0.14
Adjusted Earnings per Share	$12.03	$12.43	($0.40)
% Change from prior year			(3%)
OUTLOOK
Statements regarding business outlook should be read in conjunction with the Forward-Looking Statements of this Annual Report on Form 10-K.
As we look ahead, we believe Air Products is well-positioned to deliver sustainable growth through a renewed focus on our core industrial gas business. Decisive actions taken in fiscal year 2025, including the cancellation and descoping of several large energy transition projects and other targeted productivity initiatives, reflect our commitment to disciplined capital allocation and operational excellence. These actions allow us to concentrate resources on opportunities that will deliver the greatest value to our shareholders.
While clean energy markets have not developed as previously anticipated, we remain confident in the long-term demand fundamentals for industrial gases and clean energy solutions. We continue to pursue opportunities in both traditional industrial gas and energy transition projects that meet our projected return requirements. Additionally, we have made significant progress on the construction of several energy transition projects, including the NEOM Green Hydrogen Project, which we expect to come onstream and deliver green ammonia in 2027.
In fiscal year 2026, we expect to achieve earnings growth from new plant onstreams, continued pricing discipline, and productivity improvements. We remain committed to cost control, a reduction in capital expenditures, and other measures aimed at unlocking value and generating cash. Cost discipline remains a top priority as we seek to mitigate the impact of ongoing inflationary pressures and continued helium headwinds, while continuing to reward shareholders through increased dividends, as we have done for the past 43 consecutive years.

RESULTS OF OPERATIONS
DISCUSSION OF CONSOLIDATED RESULTS

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$		%/bp
GAAP Measures
Sales	$12,037.3	$12,100.6	($63.3)		(1%)
Operating income (loss)	(877.0)	4,466.1	(5,343.1)		**
Operating margin	(7.3%)	36.9%			**
Equity affiliates’ income	$647.7	$647.7	$—		—%
Net income (loss)	(354.4)	3,862.4	(4,216.8)		**
Non-GAAP Measures
Adjusted operating income	$2,857.7	$2,947.5	($89.8)		(3%)
Adjusted operating margin	23.7%	24.4%		(70	bp)
Adjusted EBITDA	$5,076.4	$5,046.3	$30.1		1%
** Change versus prior period is not meaningful due to charges for business and asset actions recorded in fiscal year 2025.
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	(4%)
Price	1%
Energy cost pass-through to customers	2%
Currency	—%
Total Consolidated Sales Change	(1%)
Sales of $12.0 billion decreased 1%, or $63.3, as lower volumes of 4% were partially offset by higher energy cost pass-through to customers of 2% and favorable pricing of 1%. Lower volumes primarily reflect the September 2024 LNG sale, lower global helium demand, and the previously announced project exits, partially offset by higher on-sites and favorable non-helium merchant. The overall pricing improvement reflects a 2% increase in our merchant business, which was driven by non-helium product lines in our Europe and Americas segments. Currency was flat versus the prior year.
Cost of Sales and Gross Margin
Cost of sales of $8.3 billion increased 1%, or $87.3, due to higher energy cost pass-through to customers of $278, higher costs of $73, higher power and fuel costs in our merchant business of $49, and an unfavorable currency impact of $12. The higher costs of $73 were driven by fixed-cost inflation and depreciation, partially offset by productivity improvements. These impacts were partially offset by lower costs of $325 attributable to lower sales volumes. Gross margin of 31.4% decreased 110 bp from 32.5% in the prior year primarily due to higher costs and increased energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $906.1 decreased 4%, or $36.3, as our productivity actions were partially offset by labor inflation. Selling and administrative expense as a percentage of sales decreased to 7.5% from 7.8% in the prior year.
Research and Development Expense
Research and development expense of $96.3 decreased 4%, or $3.9. Research and development expense as a percentage of sales of 0.8% was flat versus the prior year.

Business and Asset Actions
The charges we record for business and asset actions are not recorded in segment results. Additional information regarding these actions can be found in Note 5, Business and Asset Actions, to the consolidated financial statements.
In fiscal year 2025, total pre-tax charges related to business and asset actions were approximately $3.7 billion ($3.0 billion attributable to Air Products after tax, or $13.68 per share) compared to $57.0 ($43.8 after tax, or $0.20 per share) in fiscal year 2024.
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a project review to focus resources on projects we believe will deliver the greatest value to our shareholders. As a result of this review, we made the decision to exit various projects, primarily related to clean energy generation and distribution. The review remains ongoing and may result in additional costs in future periods. In connection with this review, we recognized project exit costs totaling approximately $3.6 billion, primarily consisting of noncash asset write-downs and estimated costs to terminate contractual commitments. Costs attributable to our noncontrolling partners totaled $10.7.
The remaining charge of $123.7 in fiscal year 2025 related to severance and other employee benefits under a global cost reduction program initiated in June 2023. Fiscal year 2024 costs under the plan totaled $57.0. Once all actions under the plan are fully executed, we expect to realize annual pre-tax savings of approximately $240 to $260, primarily through selling and administrative expense.
Our estimates related to the actions discussed above reflect our best judgment based on information available as of 30 September 2025. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods.
Shareholder Activism-Related Costs
Shareholder activism-related costs totaling $86.3 ($71.7 after tax, or $0.32 per share) were reflected in our consolidated income statements during the first three quarters of fiscal year 2025. These costs were recorded in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. These costs were not allocated to our reportable segments. No shareholder activism-related charges were recorded during the fourth quarter.
Of the total $86.3 reflected on our fiscal year 2025 income statement, $31.9 related to legal and professional service fees and proxy solicitation expenses incurred directly by Air Products, primarily during the first quarter. In the second quarter, $29.7 was recorded for executive separation costs following the Board of Directors’ appointment of a new Chief Executive Officer in February 2025, which included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 in severance and other cash benefits. The remaining $24.7 was authorized and paid during the third quarter as a reimbursement to Mantle Ridge LP and its affiliated entities (collectively, “Mantle Ridge”) for expenses incurred in connection with the proxy contest. The reimbursement was unanimously approved by our Board of Directors, with one director abstaining from the vote due to his role as founder and Chief Executive Officer of Mantle Ridge.
Refer to Note 25, Supplemental Information, for additional information.
Gain on Sale of Business
In April 2025, we completed the sale of our 100% ownership interest in a consolidated subsidiary in Singapore for cash proceeds of $104.3. We recognized a gain of $67.3 ($51.9 after tax, or $0.23 per share) in connection with the transaction during the third quarter of fiscal year 2025. Prior to the divestiture, the subsidiary contributed annual sales of approximately $50 to our Asia segment.
On 30 September 2024, we completed the sale of our LNG business to Honeywell International Inc. As a result of the transaction, we recorded a gain of $1.6 billion ($1.2 billion after tax, or $5.38 per share) during the fourth quarter of fiscal year 2024. Prior to the divestiture, the results of the LNG business were reflected within the Corporate and other segment.
The gains from the sale of the businesses discussed above were not recorded in segment results. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information.

Other Income (Expense), Net
Other income of $110.1 increased 89%, or $51.9. The increase was primarily driven by a $31.3 gain ($23.8 after tax, or $0.11 per share) on the sale of a regional office in Hersham, England, during the third quarter of fiscal year 2025. This gain is not reflected in the results of the Europe segment.
Operating Income (Loss) and Operating Margin
Operating loss was $877.0 in fiscal year 2025 compared to income of $4.5 billion in the prior year. The loss in fiscal year 2025 was primarily attributable to higher pre-tax charges for business and asset actions, which totaled $3.7 billion in fiscal year 2025 compared to $57 in fiscal year 2024. Additionally, the prior year included a $1.6 billion pre-tax gain on the sale of the LNG business. Unfavorable volumes lowered operating income by $122, primarily due to the divestiture of the LNG business in September 2024. Operating income contributed by the LNG business in the prior year was approximately $135. Fiscal year 2025 also included shareholder activism-related costs of $86. In addition, other costs were unfavorable by $31, primarily reflecting fixed-cost inflation and higher depreciation, partially offset by productivity improvements. We also recorded pre-tax gains totaling approximately $99 in connection with the sale of a consolidated subsidiary and the sale of a regional office during the third quarter of fiscal year 2025. Furthermore, higher pricing primarily from non-helium merchant products favorably impacted operating results by $55, net of power and fuel costs.
Due to these factors, operating margin was negative 7.3% compared to 36.9% in the prior year.
Adjusted Operating Income and Adjusted Operating Margin
Adjusted operating income of $2.9 billion decreased 3%, or $89.8, due to lower volumes and higher costs, partially offset by higher non-helium pricing. The higher costs were driven by fixed-cost inflation and depreciation, partially offset by productivity improvements. Adjusted operating margin of 23.7% decreased 70bp from 24.4% in the prior year. Approximately 50bp of the decline was attributable to increased energy cost pass-through to customers.
Equity Affiliates’ Income
Equity affiliates' income of $647.7 was flat compared to the prior year. Increased contributions from affiliates in the Europe and Asia segments were offset by lower income from affiliates in the Corporate and other, Middle East and India, and Americas segments.
Interest Expense

Fiscal Year Ended 30 September	2025	2024
Interest incurred	$615.8	$507.9
Less: Capitalized interest	401.8	289.1
Interest expense	$214.0	$218.8
Interest expense decreased 2%, or $4.8, driven by a higher carrying value of ongoing projects under construction despite our decision to exit various projects in fiscal year 2025. This decrease was partially offset by higher interest incurred on principal borrowings from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in February and June 2025.
Other Non-Operating Income (Expense), Net
Other non-operating income of $2.6 increased $76.4 from an expense of $73.8 in the prior year. The increase was primarily driven by lower non-service pension costs, which totaled $45.0 ($33.7 after tax, or $0.15 per share) in fiscal year 2025, compared to $102.0 ($76.8 after tax, or $0.34 per share) in the prior year. Additionally, de-designated interest rate swaps related to financing for the NEOM Green Hydrogen Project resulted in an unrealized gain of $27.0 ($7.2 attributable to Air Products after tax, or $0.03 per share), compared to an unrealized loss of $16.3 ($4.3 after tax, or $0.02 per share) in the prior year. Refer to Note 3, Variable Interest Entities, and Note 15, Financial Instruments, to the consolidated financial statements for additional information. These benefits were partially offset by lower interest income on short-term investments.

Discontinued Operations
We recorded net losses from discontinued operations of $8.0 and $13.9 in fiscal years 2025 and 2024, respectively.
In fiscal year 2025, a pre-tax loss from discontinued operations of $10.6 ($8.0 after tax, or $0.04 per share) was recorded in the third quarter primarily to increase our existing liability for retained environmental remediation obligations related to production facilities in the atmospheric emulsions and global pressure-sensitive adhesives businesses, which were sold in 2008. Refer to the "Piedmont" discussion under Note 19, Commitments and Contingencies, for additional information.
In fiscal year 2024, a pre-tax loss from discontinued operations of $19.4 ($13.9 after tax, or $0.06 per share) was recorded in the fourth quarter to increase our existing liability for retained environmental remediation obligations related to the 2006 sale of the Amines business. Refer to the "Pace" discussion under Note 19, Commitments and Contingencies, for additional information.
Net Income (Loss)
Net loss was $354.4 for fiscal year 2025 compared to net income of $3.9 billion in the prior year. The loss in fiscal year 2025 was primarily attributable to after-tax charges for business and asset actions, which totaled $3.0 billion in fiscal year 2025 compared to $44 in the prior year. Additionally, fiscal year 2024 included a $1.2 billion after-tax gain recognized from the sale of the LNG business in September 2024.
Adjusted EBITDA
Adjusted EBITDA of $5.1 billion increased 1%, or $30.1, as higher pricing and productivity improvements were partially offset by lower volumes and fixed-cost inflation.
Effective Tax Rate
The effective tax rate equals the income tax expense (benefit) divided by income or loss before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
For the fiscal year ended 30 September 2025, our consolidated income statements include an income tax benefit of $94.3 compared to an income tax expense of $944.9 for the comparative prior-year period. The tax benefit in fiscal year 2025 represents an effective tax rate of 21.4% on the pre-tax loss reported for the fiscal year ended 30 September 2025 compared to an effective rate of 19.6% for tax expense on the pre-tax income reported for the fiscal year ended 30 September 2024.
The current year rate was primarily impacted by charges for business and asset actions and other items as further discussed below. Our estimates related to these items reflect our best judgment based on information available as of 30 September 2025. The amount and timing of final settlement of these items may differ from our current estimates, which could impact our tax provision in future periods.
Our prior year effective tax rate included impacts from the $1.6 billion gain on the sale of the LNG business during the fourth quarter of fiscal year 2024. This gain increased our income from continuing operations before taxes, which diluted the impact of recurring effective tax rate reconciling items for fiscal year 2024.
For additional information, refer to Note 24, Income Taxes, to the consolidated financial statements.
Business and Asset Actions
In fiscal year 2025, we recorded charges for project exits and other cost reduction measures as described in Note 5, Business and Asset Actions, to the consolidated financial statements. These actions resulted in a pre-tax charge of approximately $3.7 billion. The related net tax benefit of these actions totaled $695.2, which includes an $11.3 cost for reserves established for uncertain tax positions related to the deductibility of the amount of the charges incurred in foreign subsidiaries. We also recorded a net tax cost of $197.4 resulting from a $364.9 increase in our valuation allowance net of $167.5 of deferred tax assets related to the future disposal of certain foreign subsidiaries.

Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018).
Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 related to estimated withholding taxes on foreign earnings that we no longer intend to indefinitely reinvest. There were no other significant changes to our assumptions regarding the reinvestment of foreign earnings during fiscal year 2025.
Shareholder Activism-Related Costs
During fiscal year 2025, we recorded costs of $86.3 related to a proxy contest as further discussed in Note 25, Supplemental Information, to the consolidated financial statements. We recognized an income tax benefit of $14.6 primarily related to costs for legal and other professional service fees as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders.
Other
In addition to the items discussed above, our effective tax rate was higher in fiscal year 2025 due to lower tax benefits on U.S. export income in fiscal year 2025, higher net costs on foreign-related income taxed in the U.S, and an income tax benefit for a tax election related to a non-U.S. subsidiary that occurred in our prior fiscal year but did not recur in fiscal year 2025. These increases were partially offset by larger benefits in fiscal year 2025 for the release of unrecognized tax benefits upon expiration of the applicable statute of limitations.
Adjusted Effective Tax Rate
Our adjusted effective tax rate, which excludes the impact of the business and asset actions described above as well as other adjustments in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 42, was 18.2% and 17.8% for the fiscal years ended 30 September 2025 and 2024, respectively.
H.R.1
On 4 July 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted in the United States. OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key U.S. Tax Cuts and Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. OBBBA did not have a material impact on our fiscal year 2025 results and is expected to primarily affect future fiscal years.
While OBBBA revised certain Inflation Reduction Act incentives, we continue to anticipate future benefits from tax credits related to certain clean hydrogen production projects, where construction has begun or is expected to begin prior to the applicable phase-out dates.

DISCUSSION OF RESULTS BY BUSINESS SEGMENT
Americas

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
GAAP Measures
Sales	$5,125.9	$5,040.1	$85.8	2%
Operating income	1,519.6	1,565.1	(45.5)	(3%)
Operating margin	29.6%	31.1%		(150 bp)
Equity affiliates’ income	$157.0	$158.8	($1.8)	(1%)
Non-GAAP Measure
Adjusted EBITDA	2,408.7	2,423.2	(14.5)	(1%)
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(3%)
Price	2%
Energy cost pass-through to customers	4%
Currency	(1%)
Total Americas Sales Change	2%

Sales of $5.1 billion increased 2%, or $85.8, as higher energy cost pass-through to customers of 4% and higher pricing of 2% were partially offset by lower volumes of 3% and an unfavorable currency impact of 1%. Higher energy cost pass-through to customers was primarily attributable to higher natural gas prices. The overall pricing improvement reflects a 3% increase in our merchant business, which was driven by non-helium product lines. Volumes were unfavorable primarily due to lower on-sites, driven by previously announced project exits and the impact of a one-time asset sale in the prior year related to a customer-initiated early contract termination. Lower helium demand also contributed to the volume decline, despite a significant, non-recurring helium sale to an existing merchant customer in the first quarter. These headwinds were partially offset by a favorable one-time customer contract amendment in the second quarter of fiscal year 2025.
Operating income of $1.5 billion decreased 3%, or $45.5, due to higher costs of $92 and unfavorable currency of $10, partially offset by positive pricing, net of power and fuel costs, of $41 and favorable business mix of $15. The increase in costs was mainly driven by higher depreciation, maintenance, and fixed-cost inflation, partially offset by productivity improvements. Additionally, income recognized from the sale of an equity method investment in the first quarter of fiscal year 2025 was largely offset by a favorable legal settlement recorded in the prior year. Operating margin of 29.6% decreased 150 bp from 31.1% in the prior year as the margin impacts of higher costs and higher energy cost pass-through to customers were partially offset by favorable business mix. Approximately 100 bp of the decline was attributable to higher energy cost pass-through.
Equity affiliates’ income of $157.0 decreased 1%, or $1.8, driven by our share of income from an asset sale in the prior year, partially offset by higher income from an affiliate in Mexico.

Asia

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
GAAP Measures
Sales	$3,271.0	$3,224.3	$46.7	1%
Operating income	851.1	859.2	(8.1)	(1%)
Operating margin	26.0%	26.6%		(60 bp)
Equity affiliates’ income	$42.3	$32.9	$9.4	29%
Non-GAAP Measure
Adjusted EBITDA	1,412.3	1,363.1	49.2	4%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	—%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	—%
Total Asia Sales Change	1%

Sales of $3.3 billion increased 1%, or $46.7, as higher energy cost pass-through to customers of 2% was partially offset by lower pricing of 1%. The overall pricing decrease reflects a 2% decline in our merchant business, primarily driven by lower helium pricing. Volumes were flat, with growth in on-sites offset by lower demand for helium.
Operating income of $851.1 decreased 1%, or $8.1, primarily due to lower pricing, net of power and fuel costs, of $30 and unfavorable business mix of $23, partially offset by lower costs of $48. The cost improvement was primarily attributable to productivity and lower maintenance costs, which was partially offset by higher costs related to incentive compensation and fixed-cost inflation. Due to these factors, operating margin of 26.0% decreased 60 bp from 26.6% in the prior year.
Equity affiliates’ income of $42.3 increased 29%, or $9.4, driven by prior year maintenance expense at an affiliate in China as well as higher income from affiliates in Thailand in fiscal year 2025.

Europe

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
GAAP Measures
Sales	$2,984.5	$2,823.4	$161.1	6%
Operating income	844.7	810.0	34.7	4%
Operating margin	28.3%	28.7%		(40 bp)
Equity affiliates’ income	$101.9	$88.1	$13.8	16%
Non-GAAP Measure
Adjusted EBITDA	1,194.0	1,105.2	88.8	8%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	1%
Price	2%
Energy cost pass-through to customers	1%
Currency	2%
Total Europe Sales Change	6%

Sales of $3.0 billion increased 6%, or $161.1, due to higher pricing of 2%, a favorable currency impact of 2%, higher volumes of 1%, and higher energy cost pass-through to customers of 1%. The overall pricing improvement reflects a 3% increase in our merchant business, which was driven by non-helium product lines. The 1% volume growth was supported by higher on-site activity, partially offset by lower helium demand.
Operating income of $844.7 increased 4%, or $34.7, due to favorable pricing, net of power and fuel costs, of $42 and favorable currency of $14, partially offset by an unfavorable business mix of $13 and higher costs of $8. Higher costs for depreciation and fixed-cost inflation were partially offset by productivity improvements. Due to these factors, operating margin of 28.3% decreased 40 bp from 28.7% in the prior year.
Equity affiliates’ income of $101.9 increased 16%, or $13.8, driven by higher income from affiliates in Italy and South Africa.

Middle East and India

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%
GAAP Measures
Sales	$135.9	$134.4	$1.5	1%
Operating income	9.6	5.9	3.7	63%
Equity affiliates’ income	340.9	347.5	(6.6)	(2%)
Non-GAAP Measure
Adjusted EBITDA	376.4	380.0	(3.6)	(1%)

Sales of $135.9 increased 1%, or $1.5, primarily due to higher volumes. Operating income of $9.6 increased 63%, or $3.7, primarily due to lower costs following the deconsolidation of Blue Hydrogen Industrial Gases Company ("BHIG") in the second quarter of fiscal year 2025, as well as productivity improvements.
Equity affiliates' income of $340.9 decreased 2%, or $6.6, driven by JIGPC.
Corporate and other

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%
GAAP Measures
Sales	$520.0	$878.4	($358.4)	(41%)
Operating loss	(367.3)	(292.7)	(74.6)	(25%)
Equity affiliates' income	12.4	20.4	(8.0)	(39%)
Non-GAAP Measure
Adjusted EBITDA	(315.0)	(225.2)	(89.8)	(40%)

Sales of $520.0 decreased 41%, or $358.4, and operating loss of $367.3 increased 25%, or $74.6, primarily due to the divestiture of the LNG business in September 2024. Operating income generated by the LNG business in the prior year was approximately $135. This headwind was partially offset by lower changes to sale of equipment project estimates and productivity improvements, net of fixed-cost inflation.
Equity affiliates' income of $12.4 decreased 39%, or $8.0, driven by lower contributions from an affiliate in Algeria.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
(Millions of U.S. Dollars unless otherwise indicated, except for per share data)
We present certain financial measures, other than in accordance with U.S. generally accepted accounting principles ("GAAP"), on an "adjusted" or "non-GAAP" basis. On a consolidated basis, these measures include adjusted operating income, adjusted operating margin, adjusted earnings per share ("EPS"), adjusted EBITDA, the adjusted effective tax rate, and capital expenditures. On a segment basis, we present adjusted EBITDA. In addition to these measures, we also present certain supplemental non-GAAP financial measures to help the reader understand the impact that certain disclosed items, or "non-GAAP adjustments," have on the calculation of our adjusted EPS. For each non-GAAP financial measure, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.
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

ADJUSTED OPERATING INCOME AND ADJUSTED EPS
In addition to adjusted EPS, adjusted operating income is an important measure to evaluate our business performance following the appointment of our new Chief Executive Officer in February 2025. The table below presents a reconciliation of adjusted operating income to the most directly comparable GAAP measure, along with reconciliations for each major component used in the calculation of adjusted EPS.
In periods that we have non-GAAP adjustments, we believe it is important for readers to understand the impact of each adjustment as management excludes these items when assessing the Company's underlying performance.
Per share amounts are calculated and presented on a diluted basis from continuing operations attributable to Air Products. These amounts are computed independently and may not sum to totals due to rounding. Because we reported a loss from operations for fiscal year 2025, GAAP loss per share is calculated using the basic weighted average share count of 222.7 million, which does not consider outstanding share-based awards due to their anti-dilutive effect. Both adjusted earnings per share and the individual adjustments used in its calculation are based on a diluted weighted average share count of 222.9 million.

FY2025 vs. FY2024	Operating Income/ Loss	Equity Affiliates' Income	Other Non- Operating Inc/Exp, Net	Income Tax Benefit/ Expense	Net Income/Loss Attributable to Air Products	Earnings/ Loss per Share
FY2025 GAAP	($877.0)	$647.7	$2.6	($94.3)	($386.5)	($1.74)
FY2024 GAAP	4,466.1	647.7	(73.8)	944.9	3,842.1	17.24
$ GAAP Change	($5,343.1)					($18.98)
% GAAP Change	**					**
FY2025 GAAP Measures	($877.0)	$647.7	$2.6	($94.3)	($386.5)	($1.74)
Business and asset actions(A)	3,747.0	6.8	—	695.2	3,047.9	13.68
Shareholder activism-related costs	86.3	—	—	14.6	71.7	0.32
Gain on sale of business	(67.3)	—	—	(15.4)	(51.9)	(0.23)
Gain on sale of other assets(B)	(31.3)	—	—	(7.5)	(23.8)	(0.11)
Gain on de-designation of cash flow hedges(c)	—	—	(27.0)	(2.2)	(7.2)	(0.03)
Non-service pension cost, net	—	—	45.0	11.3	33.7	0.15
Tax reform adjustment related to deemed foreign dividends	—	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—	—	—	(31.4)	31.4	0.14
FY2025 Adjusted Measures	$2,857.7	$654.5	$20.6	$605.2	$2,680.4	$12.03
FY2024 GAAP Measures	$4,466.1	$647.7	($73.8)	$944.9	$3,842.1	$17.24
Gain on sale of business	(1,575.6)	—	—	(377.2)	(1,198.4)	(5.38)
Business and asset actions	57.0	—	—	13.2	43.8	0.20
Loss on de-designation of cash flow hedges(C)	—	—	16.3	1.4	4.3	0.02
Non-service pension cost, net	—	—	102.0	25.2	76.8	0.34
FY2024 Adjusted Measures	$2,947.5	$647.7	$44.5	$607.5	$2,768.6	$12.43
$ Adjusted Change	($89.8)					($0.40)
% Adjusted Change	(3%)					(3%)
(A)Charge attributable to noncontrolling interests was $10.7.
(B)Reflected on the fiscal year 2025 consolidated income statement in "Other income (expense), net."
(C)Gain attributable to noncontrolling interests was $17.6 in fiscal year 2025. Loss attributable to noncontrolling interests was $10.6 in fiscal year 2024.
** Change versus prior period is not meaningful due to charges for business and asset actions recorded in fiscal year 2025.

ADJUSTED OPERATING MARGIN
The table below reconciles GAAP operating margin to adjusted operating margin, illustrating the impact of non-GAAP adjustments on our reported margins. Margins are calculated independently for each period by dividing each line item by consolidated sales for the respective period. As a result, individual components may not sum to totals due to rounding.

FY2025 vs. FY2024	Operating Income/Loss		Operating Margin
FY2025 GAAP	($877.0)		(7.3%)
FY2024 GAAP	4,466.1		36.9%
$ GAAP Change	($5,343.1)
%/bp GAAP Change	**		**
FY2025 GAAP Measures	($877.0)		(7.3%)
Business and asset actions	3,747.0		31.1%
Shareholder activism-related costs	86.3		0.7%
Gain on sale of business	(67.3)		(0.6%)
Gain on sale of other assets	(31.3)		(0.3%)
FY2025 Adjusted Measures	$2,857.7		23.7%
FY2024 GAAP Measures	$4,466.1		36.9%
Gain on sale of business	(1,575.6)		(13.0%)
Business and asset actions	57.0		0.5%
FY2024 Adjusted Measures	$2,947.5		24.4%
$ Adjusted Change	($89.8)
%/bp Adjusted Change	(3%)	(70	bp)
** Change versus prior period is not meaningful due to charges for business and asset actions recorded in fiscal year 2025.

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
The tables below present a reconciliation of consolidated net income on a GAAP basis to consolidated adjusted EBITDA:

	2025	2024
Net income (loss)	($354.4)	$3,862.4
Less: Loss from discontinued operations, net of tax	(8.0)	(13.9)
Add: Interest expense	214.0	218.8
Less: Other non-operating income (expense), net	2.6	(73.8)
Add: Income tax expense (benefit)	(94.3)	944.9
Add: Depreciation and amortization	1,564.2	1,451.1
Add: Business and asset actions	3,747.0	57.0
Add: Shareholder activism-related costs	86.3	—
Less: Gain on sale of business	67.3	1,575.6
Less: Gain on sale of other assets	31.3	—
Add: Equity method investment impairment associated with business and asset actions	6.8	—
Adjusted EBITDA	$5,076.4	$5,046.3

	2025 vs. 2024
Change GAAP
Net income $ change	($4,216.8)
Net income % change	**
Change Non-GAAP
Adjusted EBITDA $ change	$30.1
Adjusted EBITDA % change	1%
** Change versus prior period is not meaningful due to charges for business and asset actions recorded in fiscal year 2025.

The tables below present a reconciliation of operating income (loss) by segment to adjusted EBITDA by segment for the fiscal years ended 30 September 2025 and 2024:
Americas

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
Operating income	$1,519.6	$1,565.1	(45.5)	(3%)
Add: Depreciation and amortization	732.1	699.3
Add: Equity affiliates' income	157.0	158.8
Adjusted EBITDA	$2,408.7	$2,423.2	($14.5)	(1%)
Asia

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
Operating income	$851.1	$859.2	(8.1)	(1%)
Add: Depreciation and amortization	518.9	471.0
Add: Equity affiliates' income	42.3	32.9
Adjusted EBITDA	$1,412.3	$1,363.1	$49.2	4%
Europe

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
Operating income	$844.7	$810.0	34.7	4%
Add: Depreciation and amortization	247.4	207.1
Add: Equity affiliates' income	101.9	88.1
Adjusted EBITDA	$1,194.0	$1,105.2	$88.8	8%
Middle East and India

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
Operating income	$9.6	$5.9	3.7	63%
Add: Depreciation and amortization	25.9	26.6
Add: Equity affiliates' income	340.9	347.5
Adjusted EBITDA	$376.4	$380.0	($3.6)	(1%)
Corporate and other

			Change vs. Prior Year
Fiscal Year Ended 30 September	2025	2024	$	%/bp
Operating loss	($367.3)	($292.7)	(74.6)	(25%)
Add: Depreciation and amortization	39.9	47.1
Add: Equity affiliates' income	12.4	20.4
Adjusted EBITDA	($315.0)	($225.2)	($89.8)	(40%)

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate equals the income tax expense (benefit) divided by income or loss from continuing operations before taxes. We calculate our adjusted effective tax rate by adjusting the numerator and denominator to exclude the tax and before tax impacts of our non-GAAP adjustments, respectively. The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

Fiscal Year Ended 30 September	2025	2024
Income tax expense (benefit)	($94.3)	$944.9
Income (loss) from continuing operations before taxes	(440.7)	4,821.2
Effective tax rate	21.4%	19.6%
Reconciliation of GAAP to Non-GAAP:
Income tax expense (benefit)	($94.3)	$944.9
Business and asset actions tax impact	695.2	13.2
Shareholder activism-related costs tax impact	14.6	—
Gain on sale of business tax impact	(15.4)	(377.2)
Gain on sale of other assets tax impact	(7.5)	—
(Gain) Loss on de-designation of cash flow hedges tax impact	(2.2)	1.4
Non-service pension cost, net tax impact	11.3	25.2
Tax reform adjustment related to deemed foreign dividends	34.9	—
Tax on repatriation of foreign earnings	(31.4)	—
Adjusted income tax expense	$605.2	$607.5
Income (loss) from continuing operations before taxes	($440.7)	$4,821.2
Business and asset actions	3,747.0	57.0
Shareholder activism-related costs	86.3	—
Gain on sale of business	(67.3)	(1,575.6)
Gain on sale of other assets	(31.3)	—
(Gain) Loss on de-designation of cash flow hedges	(27.0)	16.3
Non-service pension cost, net	45.0	102.0
Business and asset actions-equity method investment	6.8	—
Adjusted income from continuing operations before taxes	$3,318.8	$3,420.9
Adjusted effective tax rate	18.2%	17.8%

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
A reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

Fiscal Year Ended 30 September	2025	2024
Cash used for investing activities	$7,168.7	$4,919.2
Proceeds from sale of assets and investments	245.8	1,878.8
Purchases of short-term investments	(117.6)	(141.4)
Proceeds from short-term investments	122.5	470.7
Proceeds from other investing activities	115.4	72.4
NGHC expenditures not funded by Air Products' equity(A)	(2,470.7)	(2,047.7)
Capital expenditures	$5,064.1	$5,152.0
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient cash, cash flows from operations, and access to funding sources to meet our liquidity needs. As further discussed in the "Cash Flows From Financing Activities" section on page 52, we are able to raise capital through a variety of financing activities, including accessing capital or commercial paper markets or drawing upon our credit facilities.
As of 30 September 2025, we had $1.4 billion of foreign cash and cash items, compared to total cash and cash items of $1.9 billion. We do not expect a significant portion of the earnings from our foreign subsidiaries and affiliates to be subject to U.S. income tax upon repatriation. Depending on the country in which these entities operate, repatriation of earnings may be subject to foreign withholding and other taxes. However, we intend to indefinitely reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

Fiscal Year Ended 30 September	2025	2024
Net income (loss) from continuing operations attributable to Air Products	($386.5)	$3,842.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,564.2	1,451.1
Deferred income taxes	(554.8)	(69.3)
Tax reform repatriation	(34.9)	—
Business and asset actions	3,747.0	57.0
Gain on sale of business	(67.3)	(1,575.6)
Undistributed earnings of equity method investments	(269.8)	(206.0)
Gain on sale of assets and investments	(66.4)	(31.4)
Share-based compensation	76.4	61.8
Noncurrent lease receivables	52.5	116.2
Other adjustments	48.0	183.8
Changes in working capital accounts	(851.6)	(183.0)
Cash Provided by Operating Activities	$3,256.8	$3,646.7
In fiscal year 2025, cash provided by operating activities was $3.3 billion. Charges for business and asset actions totaled $3.7 billion, primarily driven by project exit costs as described in Note 5, Business and Asset Actions, to the consolidated financial statements. The adjustment for deferred income taxes of $554.8 was largely attributable to tax impacts associated with these costs.
Working capital accounts in fiscal year 2025 resulted in a net use of cash of $851.6, including $562.6 of other working capital driven by accrued income taxes. In fiscal year 2025, we made approximately $395 in tax payments related to the prior year sale of the LNG business. Payables and accrued liabilities were a use of cash of $224.0, primarily due to payments for contract terminations associated with our business and asset actions and previously accrued severance actions under our global cost reduction plan.
In fiscal year 2024, cash provided by operating activities totaled $3.6 billion. This included a $1.6 billion gain related to the sale of the LNG business as discussed in Note 4, Gain on Sale of Business, to the consolidated financial statements. Business and asset actions of $57.0 reflected expenses recognized for severance and other benefits associated with our global cost reduction plan. Refer to Note 5, Business and Asset Actions, to the consolidated financial statements for additional information. Other operating adjustments of $183.8 primarily included pension expense, net of contributions, totaling $89.1.

Working capital changes in fiscal year 2024 resulted in a net use of cash of $183.0. A use of cash of $338.7 within payables and accrued liabilities primarily resulted from a reduction in customer advances for sale of equipment projects as revenue was recognized, along with payments related to previously accrued severance actions and incentive compensation under the fiscal year 2023 plan. An inventory-related cash use of $137.8 was largely attributable to helium purchases. A use of cash of $111.0 from trade receivables was primarily due to the timing of collections. Offsetting these uses, other working capital provided a source of cash of $370.1, largely driven by the timing of income tax payments related to the LNG business sale. As noted above, tax payments associated with the LNG sale were remitted in fiscal year 2025.
Cash Flows From Investing Activities

Fiscal Year Ended 30 September	2025	2024
Additions to plant and equipment, including long-term deposits	($7,022.6)	($6,796.7)
Acquisitions, less cash acquired	(59.9)	—
Investment in and advances to unconsolidated affiliates	(390.4)	—
Investment in financing receivables	(61.9)	(403.0)
Proceeds from sale of assets and investments	245.8	1,878.8
Purchases of short-term investments	(117.6)	(141.4)
Proceeds from short-term investments	122.5	470.7
Proceeds from other investing activities	115.4	72.4
Cash Used for Investing Activities	($7,168.7)	($4,919.2)
In fiscal year 2025, cash used for investing activities was $7.2 billion. The primary use of cash was $7.0 billion for additions to plant and equipment, including long-term deposits, of which approximately $3 billion related to the NEOM Green Hydrogen Project. Additional uses included investments in and advances to unconsolidated affiliates of $390.4, investments in financing receivables of $61.9, and cash paid for acquisitions, net of cash acquired, of $59.9. These activities are further detailed in the "Capital Expenditures" section on page 51.
Cash proceeds of $245.8 from sales of assets and investments primarily included $104.3 from the sale of a subsidiary in Singapore and $37.7 for the sale of a regional office in Hersham, England, as further described in Note 6, Acquisitions and Divestitures, to the consolidated financial statements. Maturities of short-term investments provided cash of $122.5, which exceeded purchases of $117.6.
In fiscal year 2024, cash used for investing activities was $4.9 billion. The primary use of cash was $6.8 billion for additions to plant and equipment, including long-term deposits, and investments in financing receivables of $403.0. Additional information regarding the investments in financing receivables is provided in the "Capital Expenditures" section on page 51. Proceeds from the sale of assets and investments totaled $1.9 billion and primarily related to the sale of the LNG business in September 2024. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information. Maturities of short-term investments provided cash of $470.7, which exceeded purchases of $141.4.

Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 48 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

Fiscal Year Ended 30 September	2025	2024
Additions to plant and equipment, including long-term deposits	$7,022.6	$6,796.7
Acquisitions, less cash acquired	59.9	—
Investment in and advances to unconsolidated affiliates	390.4	—
Investment in financing receivables	61.9	403.0
NGHC expenditures not funded by Air Products' equity(A)	(2,470.7)	(2,047.7)
Capital Expenditures	$5,064.1	$5,152.0
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture.
Capital expenditures totaled $5.1 billion in fiscal year 2025, a 2% decrease from capital expenditures of $5.2 billion in fiscal year 2024. Spending in fiscal year 2025 was driven by $7.0 billion in additions to plant and equipment, primarily supporting our clean energy initiatives, including the NEOM Green Hydrogen Project in NEOM City, Saudi Arabia, and clean energy complexes in Louisiana, United States, and Alberta, Canada. We also continued to invest in our core industrial gases business, funding the development of new plants and the maintenance and replacement of existing facilities.
The $390.4 investment in and advances to unconsolidated affiliates in fiscal year 2025 included approximately $238 related to BHIG and approximately $115 for our final investment in the JIGPC joint venture. Additional information regarding these affiliates is provided in Note 6, Acquisitions and Divestitures, and Note 10, Equity Affiliates, to the consolidated financial statements. The $61.9 investment in financing receivables related to the financing arrangement for the natural gas-to-syngas processing facility in Uzbekistan. Additional details regarding this arrangement are provided in Note 6, Acquisitions and Divestitures, to the consolidated financial statements. In the prior year, the $403.0 investment in financing receivables included approximately $120 associated with the Uzbekistan arrangement, with the remaining amount related to the purchase of renewable fuel assets from World Energy. As discussed in Note 3, Variable Interest Entities, to the consolidated financial statements, we exited the World Energy sustainable aviation fuel project in fiscal year 2025. Cash paid for acquisitions, net of cash acquired, totaled $59.9 in fiscal year 2025 and was paid at the closing of our acquisition of an independent industrial gases company in Belgium.
Outlook for Investing Activities
It is not possible, without unreasonable efforts, to reconcile our forecasted capital expenditures to future cash used for investing activities because management is unable to identify the timing or occurrence of our future investment activity, which is driven by our assessment of competing opportunities at the time we enter into transactions. These decisions, either individually or in the aggregate, could have a significant effect on our cash used for investing activities. Accordingly, management is unable to fully reconcile, without unreasonable efforts, our forecasted capital expenditures to future cash used for investing activities.
We expect capital expenditures for fiscal year 2026 to be approximately $4 billion, reflecting continued investment in our energy transition projects, traditional industrial gas projects, and maintenance within our core business. Approximately $1 billion is expected to be dedicated to traditional industrial gas projects. We anticipate funding these expenditures through our existing cash balance and cash generated from continuing operations. We also have access to capital and money market financing as well as other sources of funding as discussed in the "Financing and Capital Structure" section on page 52.

Cash Flows From Financing Activities

Fiscal Year Ended 30 September	2025	2024
Long-term debt proceeds	$4,386.7	$4,678.3
Payments on long-term debt	(429.9)	(486.2)
Net decrease in commercial paper and short-term borrowings	(74.7)	(289.9)
Dividends paid to shareholders	(1,584.1)	(1,564.9)
Proceeds from stock option exercises	1.1	7.9
Investments by noncontrolling interests	594.6	428.5
Distributions to noncontrolling interests	(7.2)	(25.8)
Other financing activities	(91.3)	(132.5)
Cash Provided by Financing Activities	$2,795.2	$2,615.4
In fiscal year 2025, cash provided by financing activities was $2.8 billion. The primary source of cash was long-term debt proceeds of $4.4 billion, which included $2.7 billion from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in February and June 2025. Net proceeds from the notes were used to repay commercial paper obligations, including those incurred prior to the closing of the February 2025 Offering that were used to repay €300 million (approximately $311) aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity, plus accrued interest, and for general corporate purposes. An additional $1.6 billion in long-term debt proceeds was provided through project financing available to the NGHC joint venture, as further discussed on page 53. Separately, we received $594.6 in contributions from noncontrolling interests, primarily related to NGHC. These sources of cash were partially offset by dividend payments to shareholders of $1.6 billion.
In fiscal year 2024, cash provided by financing activities was $2.6 billion. The primary source of cash was long-term debt proceeds of $4.7 billion, which included $2.5 billion from green senior notes issued during the second quarter of fiscal year 2024 through U.S. Dollar-denominated fixed-rate offerings. In line with our Green Finance Framework, we allocated the net proceeds to finance or refinance, in whole or in part, projects expected to deliver environmental benefits, such as pollution prevention and control, renewable energy generation and procurement, and sustainable aviation fuel. Additionally, the NGHC joint venture borrowed approximately $2.0 billion from project financing in fiscal year 2024. These proceeds were partially offset by financing fees of approximately $112.0, which were reflected within "Other financing activities." We also received $428.5 in contributions from noncontrolling interests.
Cash proceeds from financing activities in fiscal year 2024 were partially offset by dividend payments to shareholders of $1.6 billion, payments on long-term debt of $486.2, and net decreases in commercial paper and short-term borrowings of $289.9.
Financing and Capital Structure
Debt
Total debt increased to $17.7 billion as of 30 September 2025 from $14.2 billion as of 30 September 2024. We issued Euro- and U.S. Dollar-denominated senior fixed-rate notes in February and June 2025, which together had a combined carrying value of $2.9 billion as of 30 September 2025. Total debt also increased due to approximately $1.6 billion in incremental borrowings under the project financing arrangement related to the NEOM Green Hydrogen Project, which is nonrecourse to Air Products, as further discussed on page 53. Total debt included related party debt of $236.5 and $304.4 as of 30 September 2025 and 2024, respectively.
Subsequent to the balance sheet date, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2025, we were in compliance with all the financial and other covenants under our debt agreements.

Committed Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026 (the “364-Day Credit Agreement”). All other terms remain consistent with the original 364-Day Credit Agreement, including our ability to convert the facility into a term loan maturing 26 March 2027. Fees incurred in connection with the refinancing were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029 (the “Five-Year Credit Agreement”). Both the 364-Day Credit Agreement and the Five-Year Credit Agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the 364-Day Credit Agreement or the Five-Year Credit Agreement as of 30 September 2025 or 30 September 2024.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities with a combined maximum borrowing capacity of $394.0, all of which was borrowed and outstanding as of 30 September 2025. The amount borrowed from available facilities as of 30 September 2024 was $1.1 billion, which included long-term borrowings of approximately $675 that were derecognized upon deconsolidation of BHIG during the second quarter of fiscal year 2025. Refer to Note 6, Acquisitions and Divestitures, to the consolidated financial statements for additional information.
NEOM Green Hydrogen Project Financing
To support the NEOM Green Hydrogen Project, NGHC has access to project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 30 September 2025, the joint venture had borrowed short- and long-term principal amounts totaling $4.9 billion compared to $3.3 billion as of 30 September 2024. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
We believe that providing a consistent dividend plays a critical role in creating shareholder value. The Board of Directors determines whether to declare cash dividends on our common stock, as well as the timing and amount, based on our financial condition and other factors it deems relevant. We returned approximately $1.6 billion to shareholders in fiscal year 2025, an increase of 1% compared to the prior year, and we remain committed to continuing our history of dividend growth as part of our long-term capital allocation strategy.
Dividends are paid quarterly, usually during the sixth week after the close of the fiscal quarter. On 18 July 2025, the Board of Directors declared a quarterly dividend of $1.79 per share that was payable on 10 November 2025 to shareholders of record at the close of business on 1 October 2025. Additionally, on 19 November 2025, the Board of Directors declared a quarterly dividend of $1.79 per share that is payable on 9 February 2026 to shareholders of record at the close of business on 2 January 2026.

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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans for the fiscal years ended 30 September:

	2025	2024
Service cost	$20.7	$20.9
Non-service related costs	45.0	102.0
Other	0.3	0.9
Net Periodic Cost	$66.0	$123.8
Net periodic cost was $66.0 and $123.8 in fiscal years 2025 and 2024, respectively. The decrease in costs versus the prior year was primarily attributable to non-service costs, which were driven by a higher expected return on plan assets due to a higher beginning balance of plan assets, lower interest cost, and a decrease in actuarial loss amortization. The net impact of non-service related items are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2025 and 2024 was not material.
The table below summarizes the assumptions used in the calculation of net periodic cost for the fiscal years ended 30 September:

	2025	2024
Weighted average discount rate – Service cost	4.9%	5.6%
Weighted average discount rate – Interest cost	4.6%	5.7%
Weighted average expected rate of return on plan assets	5.4%	5.3%
Weighted average expected rate of compensation increase	3.5%	3.5%
2026 Outlook
In fiscal year 2026, we expect to recognize pension expense of approximately $30 to $40, which includes approximately $10 to $20 of non-service related costs. The lower non-service related costs are the result of higher expected return on plan assets from increases in the return assumption and a decrease in actuarial loss amortization.
In fiscal year 2025, we recognized net actuarial losses of $39.4 in other comprehensive income. Actuarial gains and losses are amortized into pension expense over prospective periods to the extent they are not offset by future gains or losses. Future changes in the discount rate and actual returns on plan assets could impact the actuarial gain or loss and resulting amortization in years beyond fiscal year 2026.

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
The table below summarizes the projected benefit obligation, the fair value of plan assets, and the funded status for our U.S. and international plans as of 30 September:

	2025	2024
Projected benefit obligation	$3,795.3	$3,951.8
Fair value of plan assets at end of year	3,727.6	3,907.5
Plan Funded Status	($67.7)	($44.3)
The net unfunded liability of $67.7 as of 30 September 2025 increased $23.4 from $44.3 as of 30 September 2024, as the interest cost component of the net periodic pension cost was greater than decreases to the projected benefit obligation from actuarial gains due to higher discount rates.
Company Contributions
Pension funding includes both contributions to funded plans and benefit payments for unfunded plans, which are primarily non-qualified plans. With respect to funded plans, our funding policy is that contributions, combined with appreciation and earnings, will be sufficient to pay benefits without creating unnecessary surpluses.
In addition, we make contributions to satisfy all legal funding requirements while managing our capacity to benefit from tax deductions attributable to plan contributions. With the assistance of third-party actuaries, we analyze the liabilities and demographics of each plan, which help guide the level of contributions. During fiscal years 2025 and 2024, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $29.9 and $34.7, respectively.
For fiscal year 2026, cash contributions to defined benefit plans are estimated to be $25 to $35. The estimate is based on expected contributions to certain international plans and anticipated benefit payments for unfunded plans, which are dependent upon the timing of retirements. Actual future contributions will depend on future funding legislation, discount rates, investment performance, plan design, and various other factors.

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
Depreciable Lives of Plant and Equipment
Plant and equipment, net as of 30 September 2025 totaled approximately $25.3 billion, and depreciation expense totaled approximately $1.5 billion during fiscal year 2025. Disclosures related to plant and equipment are included in Note 11, Plant and Equipment, net, to the consolidated financial statements.
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
We continue to depreciate assets that are temporarily idle. Depreciation is discontinued when assets meet the criteria for classification as held for sale.

Impairment of Assets
As part of a project review initiated by our Board of Directors and Chief Executive Officer in fiscal year 2025, we made the decision to exit various projects, primarily related to clean energy generation and distribution. As a result, we assessed the carrying values of the affected project assets against their estimated fair values. Where carrying values exceeded fair values, we recorded impairment charges as described under “Impairment of Assets: Plant and Equipment”. The review also led to the recognition of an other-than-temporary impairment in one of our joint ventures, as discussed under "Impairment of Assets: Equity Method Investments".
No triggering events were identified in fiscal year 2025 that would require impairment testing for any of our reporting units containing goodwill or indefinite-lived intangible assets. We completed our annual impairment tests for these assets and concluded there were no indications of impairment. Refer to “Impairment of Assets: Goodwill” and “Impairment of Assets: Intangible Assets” for additional detail.
Impairment of Assets: Plant and Equipment
Plant and equipment meeting the held for sale criteria are reported at the lower of carrying amount or fair value less cost to sell. Plant and equipment to be disposed of other than by sale may be reviewed for impairment upon the occurrence of certain triggering events, such as decisions to discontinue or exit projects, unexpected contract terminations, or unforeseen foreign government-imposed restrictions or expropriations. Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include:
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

As part of a project review initiated by our Board of Directors and Chief Executive Officer in fiscal year 2025, we made the decision to exit various projects, primarily related to clean energy generation and distribution. Accordingly, we assessed the recoverability of project assets and recorded a total impairment charge of approximately $2.5 billion in fiscal year 2025 to write down long-lived assets to their estimated value, depending on the intended manner of disposal. For assets that met the held-for-sale criteria and are actively being marketed, observable market prices were not available. As a result, fair value less cost to sell was estimated using various data points, including an offer to purchase the facility, amounts due from the customer if the customer was contractually required to repurchase the asset, and an internally-developed discounted cash flow analysis. An impairment loss of $350.6 was recognized to reduce the long-lived assets held for sale to their estimated fair value, net of estimated selling costs, of $418.3 as of 30 September 2025. We expect the sale of these assets to be completed during fiscal year 2026. For plant and equipment that did not meet the held-for-sale criteria but is capable of being sold through secondary equipment markets, recoverability was evaluated using an orderly liquidation valuation approach. An impairment loss of approximately $2.1 billion was recognized as the difference between the estimated liquidation value of $22.5 and the net book value of the assets as of 31 March 2025. There have been no significant changes in the estimated net realizable value for the remaining assets as of 30 September 2025.
These estimates are considered critical because they involve significant assumptions regarding future cash flows, asset disposition strategies, and market conditions, all of which are subject to change and could materially affect the amount and timing of impairment charges. Additionally, because the project review is ongoing, we may make further project-related decisions that could impact the intended use or recoverability of certain assets, potentially resulting in the recognition of additional impairment charges in future periods.
Other than the impairment charges recorded as discussed above, no additional asset groupings required impairment testing, as no other events or changes in circumstances indicated that their carrying amounts may not be recoverable.
Impairment of Assets: Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price, plus the fair value of any noncontrolling interest and previously held equity interest in the acquiree, over the fair value of identifiable net assets of an acquired entity. Goodwill, net was $963.9 as of 30 September 2025. Disclosures related to goodwill are included in Note 12, Goodwill, to the consolidated financial statements.
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. The tests are done at the reporting unit level, which is defined as being equal to or one level below the operating segment for which discrete financial information is available and whose operating results are reviewed by segment managers regularly. At the time of our fiscal year 2025 testing, we had five reportable business segments, six operating segments and 10 reporting units, eight of which included a goodwill balance. Reporting units are primarily based on products and subregions within each reportable segment. The majority of our goodwill is assigned to reporting units within our regional industrial gases segments. Refer to Note 26, Business Segment and Geographic Information, for additional information.
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
In the fourth quarter of fiscal year 2025, we conducted our annual assessment and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.

Impairment of Assets: Intangible Assets
Disclosures related to intangible assets other than goodwill are included in Note 13, Intangible Assets, to the consolidated financial statements.
Intangible assets, net with determinable lives as of 30 September 2025 totaled $258.4 and consisted primarily of customer relationships. Finite-lived intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See the impairment discussion above under "Impairment of Assets – Plant and Equipment" for a description of how impairment losses are determined.
Indefinite-lived intangible assets as of 30 September 2025 totaled $35.1 and consisted of trade names and trademarks. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. As part of annual indefinite-lived intangible asset impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. Our evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: business performance, strategy and outlook; macroeconomic conditions; local market dynamics; cost management; and significant changes in key personnel, customers, operating assets, or product mix. We perform a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. If we perform a quantitative test, an impairment loss will only be recognized for the amount by which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the total carrying value of the asset.
In the fourth quarter of fiscal year 2025, we conducted our annual assessment and concluded that it was more likely than not that the fair value of each asset was greater than its carrying value.
Impairment of Assets: Equity Method Investments
Investments in and advances to equity affiliates totaled approximately $5.4 billion as of 30 September 2025. The majority of our equity method investments are ventures with other industrial gas companies. Summarized financial information of our equity affiliates is included in Note 10, Equity Affiliates, to the consolidated financial statements.
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
In fiscal year 2025, we determined there was an other-than-temporary impairment of a joint venture in China that had been established to develop clean hydrogen infrastructure in the region. As a result, we recorded a charge of $6.8 to write down the full carrying value of the investment. There were no other events or changes in circumstances that indicated the carrying amount of our equity method investments may not be recoverable, and therefore, no further impairment testing was required.

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
We assess the performance of our sale of equipment projects as they progress. Our earnings could be positively or negatively impacted by changes to our contractual revenues and cost forecasts on these projects. Changes to project revenue and cost estimates unfavorably impacted operating results by approximately $85 in fiscal year 2025.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As of 30 September 2025, accrued income taxes were $179.4, and our net deferred income tax liability was $451.7. Tax liabilities related to uncertain tax positions as of 30 September 2025 were $194.8, excluding interest and penalties. Income tax benefit for the fiscal year ended 30 September 2025 was $94.3.
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
A 1% increase or decrease in our effective tax rate may result in a decrease or increase to net income, respectively, of approximately $4.
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
One of the assumptions used in the actuarial models is the discount rate used to measure benefit obligations. This rate reflects the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. We measure the service cost and interest cost components of pension expense by applying spot rates along the yield curve to the relevant projected cash flows. The rates along the yield curve are used to discount the future cash flows of benefit obligations back to the measurement date. These rates change from year to year based on market conditions that affect corporate bond yields. A higher discount rate decreases the present value of the benefit obligations and results in lower pension expense. With respect to impacts on pension benefit obligations, a 50 bp increase or decrease in the discount rate may result in a decrease or increase, respectively, to pension expense of approximately $14 per year.

The expected rate of return on plan assets represents an estimate of the long-term average rate of return to be earned by plan assets reflecting current asset allocations. In determining estimated asset class returns, we take into account historical and future expected long-term returns and the value of active management, as well as the interest rate environment. Asset allocation is determined based on long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. Lower returns on the plan assets result in higher pension expense. A 50 bp increase or decrease in the estimated rate of return on plan assets may result in a decrease or increase, respectively, to pension expense of approximately $18 per year.
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
Our derivative and other financial instruments consist of long-term debt, including the current portion and amounts owed to related parties; interest rate swaps; cross currency interest rate swaps; and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the "net financial instrument position" and is disclosed in Note 16, Fair Value Measurements, to the consolidated financial statements. Our net financial instrument position increased from a liability of approximately $13.9 billion at 30 September 2024 to a liability of approximately $17.2 billion at 30 September 2025. The increase was primarily due to the issuance of Euro- and U.S. Dollar-denominated senior fixed-rate notes during the second and third quarters of fiscal year 2025, as well as additional borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements. Aggregate principal amounts of Euro- and U.S. Dollar-denominated senior fixed-rate notes issued were €1.5 billion (approximately $1.6 billion) and $1.1 billion, respectively. These increases were partially offset by the derecognition of long-term debt associated with the deconsolidation of BHIG and the repayment of €300 million (approximately $311) aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity in February 2025. For additional information regarding deconsolidation of BHIG, refer to Note 6, Acquisitions and Divestitures, to the consolidated financial statements.
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
Interest Rate Risk
Our debt portfolio as of 30 September 2025, including the effect of currency and interest rate swap agreements, was composed of 91% fixed-rate debt and 9% variable-rate debt. Our debt portfolio as of 30 September 2024, including the effect of currency and interest rate swap agreements, was composed of 87% fixed-rate debt and 13% variable-rate debt.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 30 September 2025, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,128 and $1,035 in the net liability position of financial instruments at 30 September 2025 and 2024, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,290 and $1,197 in the net liability position of financial instruments at 30 September 2025 and 2024, respectively.
Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, a 100 bp increase in interest rates would result in an additional $16 and $19 of interest incurred per year at 30 September 2025 and 2024, respectively. A 100 bp decline in interest rates would lower interest incurred by $16 and $19 per year at 30 September 2025 and 2024, respectively.

Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 30 September 2025 and 2024, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $565 and $408 in the net liability position of financial instruments at 30 September 2025 and 2024, respectively. The increase in sensitivity is primarily due to the issuance of the Euro-denominated senior fixed-rate notes noted above.
The primary currency pairs for which we have exchange rate exposure are the Chinese Renminbi and U.S. Dollar and Euro and U.S. Dollar. Foreign currency debt, cross currency interest rate swaps, and foreign exchange-forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange-forward contracts and cross currency interest rate swaps are also used to hedge our firm and highly anticipated foreign currency cash flows. Thus, there is either an asset or liability or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.
The majority of our sales are denominated in foreign currencies as they are derived outside the United States. Therefore, financial results will be affected by changes in foreign currency rates. The Chinese Renminbi and the Euro represent the largest exposures in terms of our foreign earnings. We estimate that a 10% reduction in either the Chinese Renminbi or the Euro versus the U.S. Dollar would lower our annual operating income by approximately $50 and $34, respectively.

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
Management has evaluated the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of 30 September 2025, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its opinion on the Company’s internal control over financial reporting as of 30 September 2025 as stated in its report which appears herein.

/s/ Eduardo F. Menezes	/s/ Melissa N. Schaeffer
Eduardo F. Menezes	Melissa N. Schaeffer
Chief Executive Officer and Director	Executive Vice President and
(Principal Executive Officer)	Chief Financial Officer

20 November 2025	20 November 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Air Products and Chemicals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Air Products and Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated income statements, comprehensive income statements, statements of equity, and statements of cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
On-site industrial gas customer contracts involve large capital investments to serve customers who require large volumes of gases and have relatively constant demand. The Company builds, owns and operates facilities on or near the customer’s facilities to produce and supply the customer with gases under a long-term arrangement. Typically, these contracts have 15- to 20-year terms and contain fixed monthly charges and/or minimum purchase requirements. Revenue associated with these contracts is generally recognized over time during the period in which the Company delivers or makes available the agreed upon quantity of gases. In addition, certain on-site industrial gas contracts contain complex terms and provisions such as tolling arrangements, minimum payment requirements, and pricing provisions that are specific to a customer arrangement. These arrangements may require greater judgment in determining when contractual requirements have been met, impacting the amount of revenue to be recorded.
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
•We tested the effectiveness of the Company’s controls related to the amount of revenue recognition, including controls over the evaluation of complex terms and provisions in certain on-site industrial gas customer contracts.
•We evaluated the terms included within original customer contracts and related amendments to assess the accounting for provisions such as minimum payment requirements, pricing provisions, and settlement terms that require management to apply judgment in determining revenue recognition associated with the contract.
•We evaluated customer transactions and agreed the amount of revenue recognized to underlying contracts, customer invoices, and cash receipts.
•We inquired of personnel who oversee operations and revenue recognition as to the presence of contract amendments, and interpretation of contract terms.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 20, 2025
We have served as the Company's auditor since 2018.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2025	2024	2023
Sales	$12,037.3	$12,100.6	$12,600.0
Cost of sales	8,256.0	8,168.7	8,833.0
Selling and administrative expense	906.1	942.4	957.0
Research and development expense	96.3	100.2	105.6
Business and asset actions	3,747.0	57.0	244.6
Shareholder activism-related costs	86.3	—	—
Gain on sale of business	67.3	1,575.6	—
Other income (expense), net	110.1	58.2	34.8
Operating Income (Loss)	(877.0)	4,466.1	2,494.6
Equity affiliates' income	647.7	647.7	604.3
Interest expense	214.0	218.8	177.5
Other non-operating income (expense), net	2.6	(73.8)	(39.0)
Income (Loss) From Continuing Operations Before Taxes	(440.7)	4,821.2	2,882.4
Income tax expense (benefit)	(94.3)	944.9	551.2
Income (Loss) From Continuing Operations	(346.4)	3,876.3	2,331.2
Income (Loss) from discontinued operations, net of tax	(8.0)	(13.9)	7.4
Net Income (Loss)	(354.4)	3,862.4	2,338.6
Net income attributable to noncontrolling interests	40.1	34.2	38.4
Net Income (Loss) Attributable to Air Products	($394.5)	$3,828.2	$2,300.2

Net Income (Loss) Attributable to Air Products
Net income (loss) from continuing operations	($386.5)	$3,842.1	$2,292.8
Net income (loss) from discontinued operations	(8.0)	(13.9)	7.4
Net Income (Loss) Attributable to Air Products	($394.5)	$3,828.2	$2,300.2

Per Share Data(A) (U.S. Dollars per share)
Basic earnings (loss) per share from continuing operations	($1.74)	$17.27	$10.31
Basic earnings (loss) per share from discontinued operations	(0.04)	(0.06)	0.03
Basic Earnings (Loss) Per Share Attributable to Air Products	($1.77)	$17.21	$10.35
Diluted earnings (loss) per share from continuing operations	($1.74)	$17.24	$10.30
Diluted earnings (loss) per share from discontinued operations	(0.04)	(0.06)	0.03
Diluted Earnings (Loss) Per Share Attributable to Air Products	($1.77)	$17.18	$10.33

Weighted Average Common Shares (in millions)
Basic	222.7	222.5	222.3
Diluted	222.7	222.8	222.7
(A)Earnings (loss) per share is calculated independently for each component and may not sum to total earnings (loss) per share due to rounding.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2025	2024	2023
Net Income (Loss)	($354.4)	$3,862.4	$2,338.6
Other Comprehensive Income, net of tax:
Translation adjustments, net of tax of ($61.4), ($33.0), and ($32.8)	(95.6)	381.5	151.1
Net gain (loss) on derivatives, net of tax of ($1.8), $10.7, and $48.6	40.0	(159.5)	369.2
Pension and postretirement benefits, net of tax of ($10.2), $9.6, and ($2.9)	(32.3)	32.0	(8.9)
Reclassification adjustments:
Currency translation adjustment	5.7	(1.5)	(0.3)
Derivatives, net of tax of $12.0, ($9.7), and ($13.6)	41.2	(33.7)	(43.9)
Pension and postretirement benefits, net of tax of $14.7, $18.1, and $17.5	46.0	55.9	53.8
Total Other Comprehensive Income	5.0	274.7	521.0
Comprehensive Income (Loss)	(349.4)	4,137.1	2,859.6
Net Income Attributable to Noncontrolling Interests	40.1	34.2	38.4
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	65.1	(147.0)	184.3
Comprehensive Income (Loss) Attributable to Air Products	($454.6)	$4,249.9	$2,636.9
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for share and per share data)	2025	2024
Assets
Current Assets
Cash and cash items	$1,856.0	$2,979.7
Short-term investments	—	5.0
Trade receivables, net	1,901.2	1,821.6
Inventories	776.5	766.0
Prepaid expenses	174.9	179.9
Assets held for sale	427.7	—
Other receivables and current assets	689.5	610.8
Total Current Assets	$5,825.8	$6,363.0
Investment in net assets of and advances to equity affiliates	5,366.1	4,792.5
Plant and equipment, net	25,337.8	23,370.9
Goodwill, net	963.9	905.1
Intangible assets, net	293.5	311.6
Operating lease right-of-use assets, net	944.0	1,047.7
Noncurrent lease receivables	307.1	392.1
Financing receivables	1,000.0	1,220.2
Other noncurrent assets	1,021.3	1,171.5
Total Noncurrent Assets	$35,233.7	$33,211.6
Total Assets(A)	$41,059.5	$39,574.6
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,237.7	$2,926.2
Accrued income taxes	179.4	558.5
Short-term borrowings	34.7	83.5
Current portion of long-term debt	716.3	611.4
Liabilities held for sale	50.5	—
Total Current Liabilities	$4,218.6	$4,179.6
Long-term debt	16,769.9	13,428.6
Long-term debt – related party	177.5	104.4
Noncurrent operating lease liabilities	616.0	677.9
Other noncurrent liabilities	1,348.1	1,350.5
Deferred income taxes	579.6	1,159.9
Total Noncurrent Liabilities	$19,491.1	$16,721.3
Total Liabilities(A)	$23,709.7	$20,900.9
Commitments and Contingencies - See Note 19
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2025 and 2024 - 249,455,584 shares)	$249.4	$249.4
Capital in excess of par value	1,306.5	1,253.2
Retained earnings	17,558.6	19,545.7
Accumulated other comprehensive loss	(2,087.8)	(2,027.7)
Treasury stock, at cost (2025 - 26,867,328 shares; 2024 - 27,083,166 shares)	(2,001.8)	(1,984.1)
Total Air Products Shareholders' Equity	$15,024.9	$17,036.5
Noncontrolling Interests(A)	2,324.9	1,637.2
Total Equity	$17,349.8	$18,673.7
Total Liabilities and Equity	$41,059.5	$39,574.6
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $7,134.7 and $4,393.9 as of 30 September 2025 and 2024, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $4,937.7 and $3,473.4 as of 30 September 2025 and 2024, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars)	2025	2024	2023
Operating Activities
Net income (loss)	($354.4)	$3,862.4	$2,338.6
Less: Net income attributable to noncontrolling interests of continuing operations	40.1	34.2	38.4
Net income (loss) attributable to Air Products	(394.5)	3,828.2	2,300.2
Net (income) loss from discontinued operations	8.0	13.9	(7.4)
Net income (loss) from continuing operations attributable to Air Products	(386.5)	3,842.1	2,292.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,564.2	1,451.1	1,358.3
Deferred income taxes	(554.8)	(69.3)	(24.7)
Tax reform repatriation	(34.9)	—	—
Business and asset actions	3,747.0	57.0	244.6
Gain on sale of business	(67.3)	(1,575.6)	—
Undistributed earnings of equity method investments	(269.8)	(206.0)	(261.2)
Gain on sale of assets and investments	(66.4)	(31.4)	(15.8)
Share-based compensation	76.4	61.8	59.9
Noncurrent lease receivables	52.5	116.2	79.6
Other adjustments	48.0	183.8	(103.0)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(36.3)	(111.0)	130.7
Inventories	(35.8)	(137.8)	(129.4)
Other receivables	7.1	34.4	(93.8)
Payables and accrued liabilities	(224.0)	(338.7)	(213.3)
Other working capital	(562.6)	370.1	(119.0)
Cash Provided by Operating Activities	3,256.8	3,646.7	3,205.7
Investing Activities
Additions to plant and equipment, including long-term deposits	(7,022.6)	(6,796.7)	(4,626.4)
Acquisitions, less cash acquired	(59.9)	—	—
Investment in and advances to unconsolidated affiliates	(390.4)	—	(912.0)
Investment in financing receivables	(61.9)	(403.0)	(665.1)
Proceeds from sale of assets and investments	245.8	1,878.8	25.4
Purchases of short-term investments	(117.6)	(141.4)	(640.1)
Proceeds from short-term investments	122.5	470.7	897.0
Proceeds from other investing activities	115.4	72.4	4.8
Cash Used for Investing Activities	(7,168.7)	(4,919.2)	(5,916.4)
Financing Activities
Long-term debt proceeds	4,386.7	4,678.3	3,516.2
Payments on long-term debt	(429.9)	(486.2)	(615.4)
Net (decrease) increase in commercial paper and short-term borrowings	(74.7)	(289.9)	268.2
Dividends paid to shareholders	(1,584.1)	(1,564.9)	(1,496.6)
Proceeds from stock option exercises	1.1	7.9	24.0
Investments by noncontrolling interests	594.6	428.5	234.9
Distributions to noncontrolling interests	(7.2)	(25.8)	(115.9)
Other financing activities	(91.3)	(132.5)	(205.8)
Cash Provided by Financing Activities	2,795.2	2,615.4	1,609.6
Discontinued Operations
Cash provided by operating activities	—	—	0.6
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—
Cash Provided by Discontinued Operations	—	—	0.6
Effect of Exchange Rate Changes on Cash	(7.0)	19.8	6.5
(Decrease) Increase in cash and cash items	(1,123.7)	1,362.7	(1,094.0)
Cash and cash items – Beginning of year	2,979.7	1,617.0	2,711.0
Cash and Cash Items – End of Period	$1,856.0	$2,979.7	$1,617.0
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Fiscal Years Ended 30 September

(Millions of U.S. Dollars, except for per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Air Products Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance as of 30 September 2022	$249.4	$1,141.4	$16,520.3	($2,786.1)	($1,981.0)	$13,144.0	$558.4	$13,702.4
Net income	—	—	2,300.2	—	—	2,300.2	38.4	2,338.6
Other comprehensive income	—	—	—	336.7	—	336.7	184.3	521.0
Dividends on common stock ($6.87 per share)	—	—	(1,526.2)	—	—	(1,526.2)	—	(1,526.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(115.9)	(115.9)
Share-based compensation	—	54.6	—	—	—	54.6	—	54.6
Issuance of treasury shares for stock option and award plans	—	(6.1)	—	—	13.7	7.6	—	7.6
Investments by noncontrolling interests (A)	—	—	—	—	—	—	682.2	682.2
Other equity transactions	—	0.6	(4.6)	—	—	(4.0)	—	(4.0)
Balance as of 30 September 2023	$249.4	$1,190.5	$17,289.7	($2,449.4)	($1,967.3)	$14,312.9	$1,347.4	$15,660.3
Net income	—	—	3,828.2	—	—	3,828.2	34.2	3,862.4
Other comprehensive income (loss)	—	—	—	421.7	—	421.7	(147.0)	274.7
Dividends on common stock ($7.06 per share)	—	—	(1,569.7)	—	—	(1,569.7)	—	(1,569.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(25.4)	(25.4)
Share-based compensation	—	58.3	—	—	—	58.3	—	58.3
Issuance of treasury shares for stock option and award plans	—	3.9	—	—	(16.8)	(12.9)	—	(12.9)
Investments by noncontrolling interests	—	—	—	—	—	—	428.5	428.5
Other equity transactions	—	0.5	(2.5)	—	—	(2.0)	(0.5)	(2.5)
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income (loss)	—	—	(394.5)	—	—	(394.5)	40.1	(354.4)
Other comprehensive income (loss)	—	—	—	(60.1)	—	(60.1)	65.1	5.0
Dividends on common stock ($7.14 per share)	—	—	(1,588.9)	—	—	(1,588.9)	—	(1,588.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.2)	(7.2)
Share-based compensation	—	72.0	—	—	—	72.0	—	72.0
Issuance of treasury shares for stock option and award plans	—	(18.9)	—	—	(17.7)	(36.6)	—	(36.6)
Investments by noncontrolling interests	—	—	—	—	—	—	595.6	595.6
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	0.2	(3.7)	—	—	(3.5)	—	(3.5)
Balance as of 30 September 2025	$249.4	$1,306.5	$17,558.6	($2,087.8)	($2,001.8)	$15,024.9	$2,324.9	$17,349.8
(A)Includes noncash activity related to the NEOM Green Hydrogen Company joint venture.

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
About Air Products
Air Products and Chemicals, Inc., a Delaware corporation founded in 1940, is a world-leading industrial gases company that has built a reputation for its innovation, operational excellence, and commitment to safety and environmental stewardship. Focused on serving energy, environmental, and emerging markets and generating a cleaner future, we offer products and services that improve our customers’ operations and sustainability.
We serve a broad range of industries, including refining, chemicals, metals, electronics, manufacturing, medical, and food, providing essential industrial gases, related equipment, and applications expertise. We also develop, engineer, build, own, and operate some of the world’s largest clean hydrogen projects supporting the transition to low- and zero-carbon energy, particularly in industrial applications and the heavy-duty transportation sector. Additionally, our sale of equipment businesses provide specialized products such as turbomachinery, membrane systems, and cryogenic containers to customers worldwide.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. Refer to Note 26, Business Segment and Geographic Information, for additional information.
Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Air Products and Chemicals, Inc. and those of its controlled subsidiaries. The notes that follow are an integral part of our consolidated financial statements. These notes, unless otherwise indicated, are presented on a continuing operations basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period information has been reclassified to conform to the current year presentation.
As further described in Note 2, New Accounting Guidance, we adopted Accounting Standards Update (“ASU”) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" in fiscal year 2025. Accordingly, additional segment disclosure information has been included for fiscal years 2023 and 2024.
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
We continue to depreciate assets that are temporarily idle. Depreciation is discontinued when assets meet the criteria for classification as held for sale.
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
The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the consolidated income statements fluctuates from period to period, depending on the value of the U.S. dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions, and the impact of related hedges, are generally reflected in "Other income (expense), net" on our consolidated income statements as they occur and were not material for the periods presented in this report.
Foreign exchange gains and losses from the foreign currency remeasurement of balances associated with income tax assets and liabilities, intercompany and third-party financing transactions, and the impact of related hedges are reflected within “Other non-operating income (expense), net" and were not material for the periods presented in this report.
In addition, foreign currency forward points and currency swap basis differences that are excluded from the assessment of hedge effectiveness of our cash flow hedges of intercompany loans (“excluded components”) are recorded within “Other non-operating income (expense), net" on a straight-line basis. Excluded components were expenses of $20.4, $31.4, and $25.1 in fiscal years 2025, 2024, and 2023, respectively.

Government Assistance
We receive various types of government assistance, primarily in the form of grants or refundable tax credits. Government assistance is recognized when there is reasonable assurance that we have complied with relevant conditions and the assistance will be received. Government assistance is recognized in the consolidated income statements on a systematic basis over the periods in which we recognize the related costs for which the government assistance is intended to compensate. Government assistance related to assets is included in the balance sheet as a reduction of the cost of the asset and results in reduced depreciation expense over the useful life of the asset. Government assistance that relates to expenses is recognized in the income statement as a reduction of the related expense or as a component of other income (expense), net. Government assistance did not have a material impact on our consolidated financial statements for the periods presented in this report.
Environmental Expenditures
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Remediation costs are capitalized if the costs improve our property as compared with the condition of the property when originally constructed or acquired, or if the costs prevent environmental contamination from future operations. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The amounts charged to income from continuing operations related to environmental matters totaled $37.7, $27.0, and $24.9 in fiscal years 2025, 2024, and 2023, respectively.
Additionally, in fiscal years 2025 and 2024, we recorded pre-tax losses from discontinued operations of $10.6 and $19.4, respectively, primarily to increase our existing liabilities for retained environmental remediation obligations associated with previously divested businesses. Refer to the "Piedmont" and "Pace" discussions under Note 19, Commitments and Contingencies, for additional information.
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
We assess allowances for credit losses on our trade receivable, lease receivable, and financing receivable portfolios. Allowances are evaluated by portfolio on a collective basis where similar characteristics exist. A provision for customer defaults is made on a general formula basis as the risk of some default is expected but cannot yet be associated with specific customers. The assessment of the likelihood of default is based on various factors, including the length of time the receivables are past due, historical experience, existing economic conditions, and forward-looking information. When we identify specific customers with known collectability issues, the assessment for credit losses is performed on an individual basis, considering current and forward-looking information about the customer. We also consider variables that may mitigate the inherent credit risk of a particular transaction, such as the estimated fair value of the collateral, whether by use or sale.
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
Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for credit losses. Changes to the carrying amount of the allowance for credit losses on trade receivables are summarized below:

Balance at 30 September 2022	$24.1
Provision for credit losses	8.2
Write-offs charged against the allowance	(7.9)
Currency translation and other	(1.5)
Balance at 30 September 2023	$22.9
Provision for credit losses	10.7
Write-offs charged against the allowance	(8.5)
Currency translation and other	1.2
Balance at 30 September 2024	$26.3
Provision for credit losses	10.3
Write-offs charged against the allowance	(7.5)
Currency translation and other	1.1
Balance at 30 September 2025	$30.2
Additionally, lease and financing receivables are presented net of allowances for credit losses. As of 30 September 2025 and 2024, the allowance on lease receivables was not material. In fiscal year 2025, we recorded a $300 allowance for credit loss related to a financing receivable in connection with our exit from the sustainable aviation fuel expansion project with World Energy. Refer to Note 3, Variable Interest Entities, and Note 5, Business and Asset Actions, for additional information. The allowance on financing receivables was not material as of 30 September 2024.

Inventories
We carry inventories consisting of finished goods, work-in-process, raw materials, and supplies.
Inventories are stated at the lower of cost or net realizable value and are presented net of applicable reserves on our consolidated balance sheets. Cost is determined using the first-in, first-out ("FIFO") method. We write down our inventories for estimated obsolescence or when inventories become unmarketable based on assumptions about future demand and market conditions. Refer to Note 9, Inventories, for further detail.
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
There have been no new arrangements that qualified as a lease for which we are the lessor in fiscal year 2025.
Financing Receivables
Some of our acquisitions include terms that provide the seller with both the right to receive all output from the acquired asset for an agreed upon term as well as the right to reacquire the asset at a future date. In these instances, we evaluate the contract terms to determine whether we have obtained control of the underlying asset, or the transaction qualifies as a financing arrangement. For transactions that qualify as financing arrangements, we record our investment as a financing receivable, net of any allowances for credit losses, on our consolidated balance sheets. We then recognize a portion of the payments received as a reduction to the financing receivable. Related interest income is presented within “Sales” on our consolidated income statements with revenue received to operate the plant. Accrued interest is presented within trade receivables, net and was not material as of 30 September 2025 and 2024.

Impairment of Long-Lived Assets
Long-lived assets are grouped for impairment testing at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability by comparing the carrying amount of the asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If an asset group is determined to be impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its estimated fair value. An estimate of the asset group's fair value is based on the discounted value of its estimated cash flows.
Long-lived assets that meet the criteria to be classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The fair value of the disposal group is estimated utilizing a discounted cash flow analysis. Long-lived assets intended for disposal through means other than sale are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or disposal group may not be recoverable.
In fiscal year 2025, we recorded impairment charges to reduce the carrying value of long-lived assets associated with exited projects. A portion of the related plant and equipment is capable of being marketed through secondary equipment channels but did not meet the criteria for classification as held for sale. The estimated net realizable value of these assets was $22.5, which remains classified within “Plant and equipment, net” on our consolidated balance sheet as of 30 September 2025. Separately, two coal gasification plants in China met the criteria to be classified as held for sale. Accordingly, the estimated fair value less cost to sell for long-lived assets of $418.3 is included in “Assets held for sale” on our consolidated balance sheet as of 30 September 2025. Refer to Note 5, Business and Asset Actions, and Note 16, Fair Value Measurements, for additional information.
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
Goodwill is tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. During fiscal year 2025, no triggering events were identified that would require impairment testing for any of our reporting units containing goodwill. We completed our annual goodwill impairment test and concluded there were no indications of impairment.
Refer to Note 12, Goodwill, for further detail.

Intangible Assets
Intangible assets with determinable lives primarily consist of customer relationships. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets. Indefinite-lived intangible assets consist of trade names and trademarks. Indefinite-lived intangibles are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. During fiscal year 2025, no triggering events were identified that would require impairment testing for any of our indefinite-lived intangible assets. We completed our annual impairment test for these assets and concluded there were no indications of impairment.
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

2.  NEW ACCOUNTING GUIDANCE
Accounting Guidance Implemented in Fiscal Year 2025
Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". We adopted the update upon its effective date in fiscal year 2025 and implemented the expanded disclosure requirements in Note 26, Business Segment and Geographic Information, of this Annual Report on Form 10-K.
Pursuant to the update, we expanded our disclosures to include significant expense categories that are regularly provided to our Chief Operating Decision Maker, as well as other segment items included in the reported measure of segment profit or loss. Prior period segment disclosures presented in this report have been updated to reflect the additional information now required under the new guidance.
These updates will also be reflected in our Quarterly Reports on Form 10-Q beginning with the first quarter of fiscal year 2026.
New Accounting Guidance to be Implemented
Climate-Related Disclosures
In March 2024, the SEC issued Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which includes final rules for providing annual qualitative and quantitative disclosures regarding certain climate-related topics. As a result of legal challenges, the SEC issued an order in April 2024 to stay the effectiveness of the rules pending the completion of judicial review of the consolidated challenges before the United States Court of Appeals for the Eighth Circuit.
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
In September 2025, the appellate court declined the SEC's request and placed the litigation in abeyance, which will remain in effect until the SEC reconsiders the rules by notice-and-comment rulemaking or renews its defense. We continue to monitor these developments.
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

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-09, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which allows an entity to elect a practical expedient to assume that current conditions as of the balance sheet date do not change when estimating expected credit losses. This update will be effective at the beginning of fiscal year 2027, although early adoption is permitted. The amendments should be applied on a prospective basis. We are evaluating the implications of this update. At this time, we do not expect it will have a material impact on our financial statements.
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software”, which establishes criteria for commencing cost capitalization for software projects. This update will be effective at the beginning of fiscal year 2029, although early adoption is permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We are evaluating the impact this update will have on our financial statements.
3. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of the NEOM Green Hydrogen Company joint venture ("NGHC"), a variable interest entity ("VIE") that is consolidated in our Middle East and India segment. We are not the primary beneficiary of any other material VIEs.
Our other material VIEs are those in which we hold variable interests but are not the primary beneficiary. We have an equity interest and exercise significant influence in the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), which we account for as an equity method investment in our Middle East and India segment. We have no equity interest in World Energy, LLC ("World Energy"), but hold a variable interest through a financing receivable that was fully reserved in fiscal year 2025 in connection with our exit from the SAF expansion project.
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
Under the project financing discussed below, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided on page 89.

Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction agreement, naming Air Products as the main contractor and system integrator for the facility. To support the project, NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and will be drawn over the construction period. At the same time, NGHC secured additional credit facilities totaling approximately $500, primarily for NGHC's working capital needs. These facilities are also non-recourse to Air Products.
Total principal borrowings were $4.9 billion and $3.3 billion as of 30 September 2025 and 2024, respectively. These balances include short-term borrowings of $24.0 and $51.6, respectively, under a variable-rate Saudi Riyal facility, which carried an interest rate of 6.30% as of 30 September 2025. The remaining borrowings are from long-term facilities, which are reflected net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets. A summary of NGHC's long-term borrowings is provided in the table below:

30 September	Fiscal Year Maturities	2025	2024
Payable in U.S. Dollars
U.S. Dollar variable-rate facilities 5.49%(A)	2027 to 2053	$2,911.0	$1,945.2
U.S. Dollar variable-rate facility 5.14%(A)	2027 to 2041	630.6	345.5
U.S. Dollar stated-rate facility 5.00%	2027 to 2053	368.0	245.9
Total Payable in U.S. Dollars		$3,909.6	$2,536.6
Payable in Other Currencies
Saudi Riyal stated-rate facility 2.00%	2028 to 2041	1,000.1	735.2
Total Principal Amount		$4,909.7	$3,271.8
Less: Unamortized discount and debt issuance costs(B)		232.1	218.5
Total NGHC Long-term Debt		$4,677.6	$3,053.3
(A)Reflects a daily compounded SOFR as of 30 September 2025 plus an annual margin of 1.31% and 0.96%, respectively. These rates do not include the impact of our floating-to-fixed interest rate swaps, which result in an overall lower interest rate for the borrowings. Additional information regarding these instruments is provided below.
(B)Our consolidated balance sheets as of 30 September 2025 and 2024 also included $3.8 and $4.6, respectively, for remaining project financing fees that were eligible for deferral as a noncurrent asset. As additional borrowings are drawn, the unamortized balance is reclassified as an offset to the outstanding debt.
Interest Rate Swaps
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge the long-term variable rate debt facilities available under the project financing during the construction period of the project. We discontinued cash flow hedge accounting for certain swaps during the third quarter of fiscal year 2024 due to changes in the anticipated drawdown timeline for the hedged borrowings. As a result of the de-designation, unrealized gains and losses are recorded to "Other non-operating income (expense), net" on our consolidated income statements as summarized in the table below:

Fiscal Year Ended 30 September	2025	2024	2023
Gain (loss) on de-designation of cash flow hedges	$27.0	($16.3)	$—
Amount attributable to noncontrolling partners in NGHC	17.6	(10.6)	—
Amount attributable to Air Products after tax	7.2	(4.3)	—
We re-designated certain affected swaps as outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. The remaining de-designated swaps will continue to be excluded from hedge accounting until additional borrowings align with their notional amounts, at which point they may re-qualify for cash flow hedge accounting.

Land Lease
The green hydrogen-based ammonia production facility is being constructed on land owned by our joint venture partner, NEOM Company. NGHC signed a 50-year lease agreement for the site, which commenced during the third quarter of fiscal year 2023. As a result, we recognized an operating lease with a right-of-use asset and corresponding liability of $223, of which $209 was paid as a lump-sum in August 2023. Additional lease payments are due after the first 30 years of the lease term.
NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	30 September	30 September
	2025	2024
Assets
Cash and cash items	$40.3	$34.5
Trade receivables, net	1.1	6.7
Prepaid expenses	20.7	31.2
Other receivables and current assets	107.2	120.6
Total Current Assets	$169.3	$193.0
Plant and equipment, net	6,593.9	3,929.9
Operating lease right-of-use assets, net	218.0	233.9
Other noncurrent assets	153.5	37.1
Total Noncurrent Assets	$6,965.4	$4,200.9
Total Assets	$7,134.7	$4,393.9
Liabilities
Payables and accrued liabilities	$201.7	$308.4
Accrued income taxes	1.2	2.0
Short-term borrowings	24.0	51.6
Total Current Liabilities	$226.9	$362.0
Long-term debt	4,677.6	3,053.3
Noncurrent operating lease liabilities	17.8	24.5
Other noncurrent liabilities	1.6	30.4
Deferred income taxes	13.8	3.2
Total Noncurrent Liabilities	$4,710.8	$3,111.4
Total Liabilities	$4,937.7	$3,473.4
Equity
Accumulated other comprehensive income	$38.3	$13.8
Noncontrolling interests	1,493.6	937.6

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
Our loss exposure is limited to our investment in the joint venture. The carrying value of our investment, including amounts attributable to noncontrolling interests, totaled $3.1 billion and $2.9 billion as of 30 September 2025 and 2024, respectively. The balance as of 30 September 2025 reflects a final investment of approximately $115 that we completed during the second quarter of fiscal year 2025. This investment was made in the form of a shareholder loan, which the joint venture used to purchase the remaining project assets.
Our total investment in JIGPC primarily consists of shareholder loans that qualify as in-substance common stock in the joint venture. Certain shareholders receive a preferred cash distribution pursuant to the joint venture agreement, which specifies each shareholder’s share of income after considering the amount of cash available for distribution. As such, the earnings attributable to Air Products may not be proportionate to our ownership interest in the venture.
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
During the second quarter of fiscal year 2025, we terminated the MPA and announced our decision to exit the project. In connection with this decision, we recorded project exit charges totaling approximately $1.9 billion, the majority of which were recognized at the time of the announcement. The charges included approximately $1.6 billion to write down assets that had primarily been reflected within "Plant and equipment, net" and $300 to establish an allowance for credit loss equal to the value of the financing receivable, which had previously been placed on non-accrual status. The remaining charge primarily reflects estimated costs to terminate contractual commitments and satisfy other obligations associated with exiting the site. We have no further loss exposure related to our variable interest in World Energy as of 30 September 2025; however, there could be future impacts to earnings as we finalize our exit from the project.
The charges discussed above were recorded in aggregate with those related to other actions as described in Note 5, Business and Asset Actions. Estimates used to calculate the charges reflect our best judgment based on information available as of 30 September 2025.

4. GAIN ON SALE OF BUSINESS
Fiscal Year 2025 Sale of Singapore Business
In April 2025, we completed the sale of our 100% ownership interest in a consolidated subsidiary located in Singapore. The transaction resulted in cash proceeds of $104.3, which was received in full upon closing. As a result of the divestiture, we recognized a gain of $67.3 ($51.9 after tax) that is presented as “Gain on sale of business” on our consolidated income statement for fiscal year 2025. The gain was not recorded in the results of the Asia segment.
Prior to the divestiture, the subsidiary contributed annual sales of approximately $50 to our Asia segment, primarily through the merchant gas supply mode. Assets divested in the transaction primarily included regionally located on-site production facilities and associated infrastructure.
Fiscal Year 2024 Sale of LNG Business
On 30 September 2024, we completed the sale of our liquefied natural gas ("LNG") process technology and equipment business to Honeywell International Inc. for approximately $1.8 billion in an all-cash transaction. As a result of the transaction, we recorded a gain of approximately $1.6 billion during the fourth quarter of fiscal year 2024 that is reflected within "Gain on sale of business" on our consolidated income statements (approximately $1.2 billion after tax). This gain was not recorded in the results of the Corporate and other segment.
The LNG business did not qualify for presentation as a discontinued operation because the disposal did not represent a strategic shift that had or will have a major effect on our operations and financial results. The LNG business generated operating income for our Corporate and other segment of approximately $135 in fiscal year 2024 and $120 in fiscal year 2023.

5. BUSINESS AND ASSET ACTIONS
The table below summarizes charges related to business and asset actions as reflected on our consolidated income statements. These charges are not included in segment results.

	2025	2024	2023
Project exit costs	$3,623.3	$—	$217.6
Global cost reduction plan	123.7	57.0	27.0
Business and asset actions recorded through operating results	$3,747.0	$57.0	$244.6
Project exit-related impairment of equity method investment(A)	6.8	—	—
Subtotal	$3,753.8	$57.0	$244.6
Income tax benefit	695.2	13.2	34.7
Amount attributable to noncontrolling interests	10.7	—	5.0
Business and asset actions attributable to Air Products after-tax	$3,047.9	$43.8	$204.9
(A)Amount recorded through "Equity affiliates' income" reflects an other-than-temporary impairment of a joint venture in China that had been formed to develop clean hydrogen infrastructure in the region.
Project Exit Costs
Fiscal Year 2025
During the second quarter of fiscal year 2025, our Board of Directors and Chief Executive Officer initiated a project review to focus resources on projects we believe will deliver the greatest value to our shareholders. As a result of this review, we made the decision to exit various projects, primarily related to clean energy generation and distribution. The review remains ongoing and may result in additional costs in future periods.
In connection with this review, we recognized project exit costs totaling approximately $3.6 billion in fiscal year 2025. These costs primarily consisted of noncash write-downs of project assets to their estimated net realizable value or fair value less cost to sell, as well as estimated costs to terminate contractual commitments. Of the total charge, approximately $2.4 billion related to our decision to exit three U.S.-based projects within our Americas segment in the second quarter and approximately $755 related to several smaller-scale projects across our global portfolio, primarily supporting the energy transition. These exits were driven by challenging commercial conditions, unfavorable regulatory actions, project-specific economic factors, and slower-than-expected development in certain markets. The remaining $425 charge related to the impairment of two coal gasification plants in China that we decided to market for sale in the fourth quarter of fiscal year 2025 due to customer-related challenges. These actions did not result in the impairment of goodwill or intangible assets.
The table below reconciles project exit charges recognized in operating results for fiscal year 2025 to the related accrual reflected in “Payables and Accrued Liabilities” on our consolidated balance sheet as of 30 September 2025:

Project exit costs	$3,623.3
Noncash expenses(A)	(3,282.7)
Cash payments(B)	(174.4)
Currency translation adjustment	12.1
Amount accrued as of 30 September 2025	$178.3
(A)Noncash expenses included approximately $2.5 billion to write down plant and equipment. The remaining amount primarily relates to other assets associated with our exit from the sustainable aviation fuel expansion project with World Energy as discussed in Note 3, Variable Interest Entities.
(B)Cash expenditures associated with these actions primarily reflect costs to terminate contractual commitments and settle asset retirement obligations. Total cash outflows are projected to be approximately $355 once the exit strategy is fully implemented.

We determined that assets and liabilities associated with two coal gasification plants in our Asia segment met the criteria for held-for-sale classification. As discussed above, we recorded an impairment charge of approximately $425 to write down the assets to their estimated fair value less costs to sell. Of the charge, $350.6 related to plant and equipment. As of 30 September 2025, our consolidated balance sheet included assets held for sale of $427.7, which primarily consisted of plant and equipment with an estimated value of $418.3, and liabilities held for sale of $50.5.
We expect to complete the sales of these plants in fiscal year 2026. Any gain or loss from the sales will be recognized at the time of the transaction based on the carrying amounts classified as held for sale. Interim adjustments to these amounts may be recorded prior to closing, depending on changes in market participant assumptions or updated indications of fair value, including developments in the expected selling price and transaction timing.
In addition, we identified plant and equipment with a net realizable value of $22.5 that did not meet the held-for-sale criteria but is capable of being marketed through a secondary equipment market. These assets remain classified within "Plant and equipment, net" on our consolidated balance sheet as of 30 September 2025.
Both the held-for-sale assets and the marketable plant and equipment were subject to Level 3 fair value measurements due to the use of significant unobservable inputs. Refer to Note 16, Fair Value Measurements, for additional information.
Estimates related to the actions described above reflect our best judgment based on information available as of 30 September 2025. Final settlement of these items may differ materially from our current estimates, which could impact our consolidated financial statements in future periods. While we expect to complete exit activities within the next twelve months, we cannot predict the occurrence of future events and circumstances that could extend this process beyond one year in certain cases.
Fiscal Year 2023
In fiscal year 2023, we recorded a noncash charge of $217.6 to write off assets associated with exited projects that were previously under construction in our Asia and Europe segments. The assets written off included those related to our withdrawal from coal gasification in Indonesia as well as a project in Ukraine that was permanently suspended due to Russia's invasion of the country.

Global Cost Reduction Plan
In June 2023, we initiated a global cost reduction plan that provides severance and other postemployment benefits to employees designated for involuntary separation. In accordance with our accounting policy, we recognize related costs in the period management formally commits to a defined set of actions under the plan. Benefits are determined based on the terms of our established ongoing benefit arrangements. Since the plan was initiated in 2023, we incurred costs totaling $207.7 for approximately 3,600 employees globally.
The table below reconciles costs related to our global cost reduction plan to payables and accrued liability balances as reflected on our consolidated balance sheets:

2023 Charge	$27.0
Cash payments	(6.8)
Currency translation adjustment	(0.4)
Amount accrued as of 30 September 2023	$19.8
2024 Charge	$57.0
Cash payments	(43.6)
Currency translation adjustment	0.8
Amount accrued as of 30 September 2024	$34.0
2025 Charge	$123.7
Cash payments	(57.5)
Currency translation adjustment	1.4
Amount accrued as of 30 September 2025	$101.6

The remaining liability as of 30 September 2025 primarily relates to employees identified during fiscal year 2025. We expect implementation of these actions to be substantially complete by the end of fiscal year 2026. However, position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond one year in certain cases.
6.  ACQUISITIONS AND DIVESTITURES
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
Financing Arrangement: Uzbekistan Facility
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

We are accounting for the transaction as a financing arrangement as we did not obtain accounting control of the facility due to UNG having the unilateral right to reacquire the facility at the end of the contract term. The repurchase price on a discounted basis, which consists of the total monthly plant capacity fees received over the term of the arrangement plus the repurchase option price, exceeds our purchase price. Accordingly, our payments related to the facility are reflected within "Financing receivables" on our consolidated balance sheets. Financing receivables associated with the Uzbekistan transaction were $1 billion as of 30 September 2025 and $920 as of 30 September 2024. Amounts paid in connection with the facility are reflected on our consolidated statements of cash flows within "Investment in financing receivables" and were approximately $62, $120, and $600 in fiscal years 2025, 2024, and 2023, respectively.
Divestitures
Refer to Note 4, Gain on Sale of Business, for details regarding gains recognized from the sale of a Singapore subsidiary in fiscal year 2025 and the LNG business in fiscal year 2024.
Sale of Other Assets
In June 2025, we sold a regional office in Hersham, England, for cash proceeds of $37.7. We recognized a gain on sale of $31.3 ($23.8 after tax) that is presented within “Other income (expense), net” on our consolidated income statements for the fiscal year ended 30 September 2025. The gain was not recorded in the results of the Europe segment.
Deconsolidation of Blue Hydrogen Industrial Gases Company
In January 2025, our 51%-owned consolidated subsidiary, Air Products Qudra ("APQ"), issued equity in its wholly-owned subsidiary, Blue Hydrogen Industrial Gases Company ("BHIG"), resulting in a 50/50 joint venture with Saudi Aramco Development Company (a subsidiary of Aramco). BHIG is currently constructing plants and pipelines to distribute hydrogen, nitrogen and oxygen in Saudi Arabia’s Jubail Industrial City.
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
While we no longer control BHIG, we maintain the ability to exercise significant influence regarding key decisions. Accordingly, we recorded an equity method investment for APQ's 50% interest in the entity. This investment is reflected within "Investment in net assets of and advances to equity affiliates" on our consolidated balance sheet and totaled $164.6 as of 30 September 2025.

7. REVENUE RECOGNITION
Nature of Goods and Services
The principal activities from which we generate revenue under our contracts with customers are described below, along with the related revenue recognition policies. For a comprehensive overview of these policies, including payment terms and presentation, refer to Note 1, Basis of Presentation and Major Accounting Policies.
Regional Industrial Gases
Our industrial gases business, which is organized and operated regionally in the Americas, Asia, Europe, and Middle East and India segments, produces and sells atmospheric gases such as oxygen, nitrogen, and argon (primarily recovered by the cryogenic distillation of air); process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide); and specialty gases. The majority of our revenue is generated from our sale of gas customers within these regional industrial gases segments.
We distribute product to our industrial gas customers through either our on-site or merchant supply mode depending on various factors, including the customer's volume requirements and location. Each sale of gas supply mode is described below:
On-site Gases—This supply mode serves customers who require large volumes of gases and have relatively constant demand. Gases are produced and supplied through large facilities constructed or acquired on or near customer facilities, or by pipeline systems from centralized production locations. These sale of gas arrangements are generally governed by long-term contracts ranging from 15- to 20-years. We also deliver smaller quantities of product through small on-site plants (cryogenic or non-cryogenic generators), generally under 10- to 15-year contracts. Contracts in this supply mode commonly include fixed monthly charges and/or minimum purchase requirements with price escalation provisions that are typically based on external indices. Revenue associated with this supply mode is generally recognized over time during the period in which we deliver or make available the agreed upon quantity of goods.
Merchant Gases—This supply mode includes liquid bulk and packaged gas products. Liquid bulk gases are delivered in either liquid or gaseous form via tanker or tube trailer and stored, usually in its liquid state, in equipment that we typically design and install at the customer’s site for vaporizing into a gaseous state as needed. Packaged gases customers receive small quantities of product delivered in either cylinders or dewars. Sales of both liquid bulk and packaged gases do not include minimum purchase requirements, as they are governed by contracts and/or purchase orders that reflect the customer's specific needs. These contracts contain stated terms that are generally five years or less. Performance obligations associated with this supply mode are satisfied at a point in time when the customer receives and obtains control of the product, which generally occurs upon delivery.
The timing of revenue recognition for our regional industrial gases business is generally consistent with our right to invoice the customer. Variable components of consideration that may not be resolved within the month, such as the ability to earn an annual bonus or incur a penalty, are more relevant to on-site contracts and are considered constrained as they can be impacted by a single significant event such as a plant outage, which could occur at the end of a contract period. We consider contract modifications on an individual basis to determine appropriate accounting treatment. However, contract modifications are generally accounted for prospectively as they relate to distinct goods or services associated with future periods of performance.
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
Since our contracts are generally comprised of a single performance obligation, contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. In addition, changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such changes. Changes to project revenue and cost estimates unfavorably impacted operating results by approximately $85 in fiscal year 2025, $175 in fiscal year 2024, and $115 in fiscal year 2023.

Disaggregation of Revenue
The tables below present our consolidated sales disaggregated by supply mode for each of our reportable segments. We believe this presentation best depicts the nature, timing, type of customer, and contract terms for our sales.

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
2025
On-site	$2,918.2	$2,190.9	$992.7	$78.6	$—	$6,180.4	52%
Merchant	2,207.7	1,080.1	1,991.8	57.3	—	5,336.9	44%
Sale of equipment	—	—	—	—	520.0	520.0	4%
Total	$5,125.9	$3,271.0	$2,984.5	$135.9	$520.0	$12,037.3	100%
2024
On-site	$2,844.4	$2,066.4	$910.5	$71.4	$—	$5,892.7	49%
Merchant	2,195.7	1,157.9	1,912.9	63.0	—	5,329.5	44%
Sale of equipment(A)	—	—	—	—	878.4	878.4	7%
Total	$5,040.1	$3,224.3	$2,823.4	$134.4	$878.4	$12,100.6	100%
2023
On-site	$3,143.9	$1,923.0	$1,036.6	$75.7	$—	$6,179.2	49%
Merchant	2,225.4	1,293.1	1,926.5	86.8	—	5,531.8	44%
Sale of equipment(A)	—	—	—	—	889.0	889.0	7%
Total	$5,369.3	$3,216.1	$2,963.1	$162.5	$889.0	$12,600.0	100%
(A)Through the end of fiscal year 2024, our Corporate and other segment included the liquefied natural gas ("LNG") process technology and equipment business, which was sold to Honeywell International Inc. on 30 September 2024. Refer to Note 4, Gain on Sale of Business, for additional information regarding the sale.
Interest income from financing and lease arrangements represented approximately 1% of our total consolidated sales in fiscal years 2025 and 2024, and less than 1% in fiscal year 2023.
Remaining Performance Obligations
As of 30 September 2025, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

30 September	Balance Sheet Location	2025	2024
Assets
Contract assets – current	Other receivables and current assets	$152.6	$76.2
Contract fulfillment costs – current	Other receivables and current assets	85.4	103.7
Contract assets – noncurrent	Other noncurrent assets	82.3	—
Contract fulfillment costs – noncurrent	Other noncurrent assets	33.8	—
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$253.4	$240.0
Contract liabilities – noncurrent	Other noncurrent liabilities	283.6	290.0
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
We defer contract fulfillment costs for sale of equipment projects that cannot be inventoried due to their custom nature and alignment with specific customer specifications. These costs are expected to be recovered when revenue is recognized, which generally occurs upon transfer of control at project completion. We also defer contract fulfillment costs incurred to enhance on-site supply assets, which are expected to be recovered as performance obligations are satisfied under the corresponding customer agreement.
Costs to obtain a contract, or "contract acquisition costs," are capitalized at the time we establish a contract with the customer. We elected to apply the practical expedient to expense these costs as they are incurred if the amortization period of the asset that would have otherwise been recognized is one year or less. Our contract acquisition costs capitalized as of 30 September 2025 and 2024 were not material.
Contract liabilities include advanced payments or right to consideration prior to performance under the contract and are recognized as revenue when or as we perform. Increases to our contract liabilities primarily relate to new sale of equipment projects as balances associated with our sale of gas contracts are generally related to fixed charges and are relatively consistent period over period. During the fiscal year ended 30 September 2025, we recognized sales of approximately $110 associated with sale of equipment contracts that were included within our contract liabilities balance as of 30 September 2024. Advanced payments from our customers do not represent a significant financing component as these payments are intended for purposes other than financing, such as to meet working capital demands or to protect us from our customer failing to meet its obligations under the terms of the contract.

8.  DISCONTINUED OPERATIONS
We recorded net losses from discontinued operations of $8.0 and $13.9 in fiscal years 2025 and 2024, respectively, compared to net income from discontinued operations of $7.4 in fiscal year 2023.
In fiscal year 2025, a pre-tax loss from discontinued operations of $10.6 was recorded in the third quarter primarily to increase our existing liability for retained environmental remediation obligations related to production facilities in the atmospheric emulsions and global pressure-sensitive adhesives businesses, which were sold in 2008. Refer to the "Piedmont" discussion under Note 19, Commitments and Contingencies, for additional information. The loss did not impact the statement of cash flows for the fiscal year ended 30 September 2025.
In fiscal year 2024, a pre-tax loss from discontinued operations of $19.4 was recorded in the fourth quarter to increase our existing liability for retained environmental remediation obligations related to the 2006 sale of the Amines business. Refer to the "Pace" discussion under Note 19, Commitments and Contingencies, for additional information. The loss did not impact the statement of cash flows for the fiscal year ended 30 September 2024.
In fiscal year 2023, net income from discontinued operations of $7.4 was driven by a net tax benefit recognized during the fourth quarter upon the release of tax liabilities for uncertain tax positions associated with the 2017 sale of the Performance Materials Division. The consolidated statement of cash flows for the fiscal year ended 30 September 2023 included $0.6 of cash provided by operating activities of discontinued operations, resulting from income tax refunds associated with the sale.
9.  INVENTORIES
The components of inventories are as follows:

30 September	2025	2024
Finished goods	$191.9	$210.2
Work in process	42.4	42.2
Raw materials, supplies, and other	542.2	513.6
Inventories	$776.5	$766.0

10. EQUITY AFFILIATES
"Investment in net assets of and advances to equity affiliates" on our consolidated balance sheets were $5,366.1 and $4,792.5 as of 30 September 2025 and 2024, respectively.
As of 30 September 2025, all of our equity method investments are foreign affiliates. These affiliates and related ownership percentages were as follows:

Abdullah Hashim Industrial Gases & Equipment Co., Ltd. (25%);	INFRA Group (40%);
Air Products South Africa (Proprietary) Limited (50%);	INOX Air Products Private Limited (50%);
Bangkok Cogeneration Company Limited (49%);	Jazan Integrated Gasification and Power Company (51%);
Bangkok Industrial Gases Co., Ltd. (49%);	Kulim Industrial Gases Sdn. Bhd. (50%);
Blue Hydrogen Industrial Gases Company (26%)(A);	Sapio Produzione Idrogeno Ossigeno S.r.l. (49%);
Chengdu Air & Gas Products Ltd. (50%);	and principally, other industrial gas producers.
Helios S.p.A. (49%);
(A)We recorded an equity method investment for a 51%-owned consolidated subsidiary's interest in the Blue Hydrogen Industrial Gases Company joint venture following a deconsolidation event in the second quarter of fiscal year 2025. Refer to Note 6, Acquisitions and Divestitures, for additional information.
Dividends and other distributions received from equity affiliates were $385.5, $441.7, and $344.3 in fiscal years 2025, 2024, and 2023, respectively.
As of 30 September 2025 and 2024, the amount of investment in companies accounted for by the equity method included equity method goodwill of $34.5 and $38.7, respectively.
Summarized Financial Information
The summarized financial information presented below is on a combined 100% basis and has been compiled based on the financial statements of our equity affiliates.

30 September		2025	2024
Current assets		$3,968.5	$3,197.2
Noncurrent assets		16,490.1	14,719.8
Current liabilities		1,441.4	1,138.3
Noncurrent liabilities		12,626.3	11,690.4

Fiscal Year Ended 30 September	2025	2024	2023
Net sales(A)	$5,831.7	$5,666.4	$5,192.9
Gross profit	2,849.0	2,722.0	2,465.5
Operating income	2,206.6	2,149.3	1,847.4
Net income	1,263.6	1,209.5	1,062.9
(A)Includes financing revenue of $1,137.3, $1,128.6, and $1,011.3 in fiscal years 2025, 2024, and 2023, respectively. Financing revenue primarily relates to the JIGPC joint venture discussed below.

Investment in JIGPC
We hold a 55% ownership interest in the JIGPC joint venture, of which a 4% interest is attributable to the noncontrolling partner of APQ. We determined JIGPC is a VIE for which we have an equity interest and exercise significant influence but are not the primary beneficiary. Refer to Note 3, Variable Interest Entities, for additional information.
Our investment in JIGPC was completed in stages to align with the joint venture’s acquisition of project assets, beginning with an initial investment of $1.6 billion in fiscal year 2022 followed by a $908 investment in fiscal year 2023. The second investment is reflected within "Investment in and advances to unconsolidated affiliates" on the consolidated statement of cash flows for the fiscal year ended 30 September 2023. These amounts included approximately $130 and $73 received from the noncontrolling partner of APQ for the first and second installments, respectively.
As of 30 September 2024, the carrying value of our investment totaled approximately $2.9 billion. In the second quarter of fiscal year 2025, we made a final investment of approximately $115 in the form of a shareholder loan, which the joint venture used to purchase the remaining project assets. The carrying value of our investment totaled approximately $3.1 billion as of 30 September 2025.
The carrying value of our investment includes amounts attributable to the noncontrolling partner.
Project Exit-Related Impairment of Equity Method Investment
In fiscal year 2025, we determined there was an other-than-temporary impairment of a joint venture in China that had been established to develop clean hydrogen infrastructure in the region. As a result, we recorded a charge of $6.8 to write down the full carrying value of the investment. There were no other events or changes in circumstances that indicated the carrying amount of our equity method investments may not be recoverable, and therefore, no further impairment testing was required.
Additional information regarding project exit decisions is provided in Note 5, Business and Asset Actions.
11. PLANT AND EQUIPMENT, NET
The major classes of plant and equipment are as follows:

30 September	Useful life	2025	2024
Land		$343.0	$312.1
Buildings	30 years	1,766.1	1,730.7
Production facilities(A)	10-20 years	21,412.9	21,245.2
Distribution and other machinery and equipment(B)	5-25 years	5,776.0	5,472.7
Construction in progress		13,456.8	11,190.2
Plant and equipment, at cost		$42,754.8	$39,950.9
Less: Accumulated depreciation		17,417.0	16,580.0
Plant and equipment, net		$25,337.8	$23,370.9
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
Depreciation expense was $1,526.9, $1,419.6, and $1,325.8 in fiscal years 2025, 2024, and 2023, respectively.

12.  GOODWILL
Changes to the carrying amount of consolidated goodwill by segment are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2023	$146.6	$171.9	$493.5	$15.8	$33.9	$861.7
Currency translation and other	(0.3)	2.8	40.8	—	0.1	43.4
Goodwill, net as of 30 September 2024	$146.3	$174.7	$534.3	$15.8	$34.0	$905.1
Acquisition	—	—	31.3	—	—	31.3
Currency translation and other	(2.8)	(2.2)	32.3	—	0.2	27.5
Goodwill, net as of 30 September 2025	$143.5	$172.5	$597.9	$15.8	$34.2	$963.9

30 September	2025	2024	2023
Goodwill, gross	$1,238.6	$1,199.8	$1,158.4
Accumulated impairment losses(A)	(274.7)	(294.7)	(296.7)
Goodwill, net	$963.9	$905.1	$861.7
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
During the fourth quarter of fiscal year 2025, we conducted our annual goodwill impairment test and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.

13.  INTANGIBLE ASSETS
The table below summarizes the major classes of our intangible assets:

	2025			2024
30 September	Gross	Accumulated Amortization/ Impairment	Net	Gross	Accumulated Amortization/ Impairment	Net
Finite-lived:
Customer relationships	$532.3	($318.5)	$213.8	$524.9	($298.2)	$226.7
Patents and technology	31.1	(21.0)	10.1	32.9	(20.7)	12.2
Other	64.4	(29.9)	34.5	69.3	(32.9)	36.4
Total finite-lived intangible assets	$627.8	($369.4)	$258.4	$627.1	($351.8)	$275.3
Indefinite-lived:
Trade names and trademarks	44.6	(9.5)	35.1	46.2	(9.9)	36.3
Total intangible assets	$672.4	($378.9)	$293.5	$673.3	($361.7)	$311.6
Amortization expense for intangible assets was $37.3, $31.5, and $32.5 in fiscal years 2025, 2024, and 2023, respectively. For details on the amortization periods applicable to each major class of intangible assets, refer to Note 1, Basis of Presentation and Major Accounting Policies.
The table below details the amount of amortization expense expected to be recorded for our finite-lived intangible assets in each of the next five years and thereafter:

2026	$31.5
2027	30.7
2028	27.1
2029	24.1
2030	23.5
Thereafter	121.5
Total	$258.4
Indefinite-lived intangible assets are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The impairment test for indefinite-lived intangible assets involves an optional assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If qualitative factors alone are not sufficient to support this conclusion, we perform quantitative testing that involves calculating the fair value of the indefinite-lived intangible asset. If the fair value of the asset is less than its carrying value, the difference is recorded as an impairment loss, not to exceed the total carrying value of the asset. During the fourth quarter of fiscal year 2025, we conducted our annual impairment test and concluded that it was more likely than not that the fair value of each indefinite-lived intangible asset was greater than its carrying value.

14.  LEASES
Lessee Accounting
We are the lessee under various agreements for real estate, vehicles, aircraft, and other equipment that are accounted for as operating leases. Our finance leases principally relate to the right to use machinery and equipment and are not material.
Amounts associated with operating leases and their presentation on our consolidated balance sheets are as follows:

30 September	2025	2024
Operating lease right-of-use assets, net	$944.0	$1,047.7
Operating lease liabilities
Payables and accrued liabilities	91.8	100.3
Noncurrent operating lease liabilities	616.0	677.9
Total operating lease liabilities	$707.8	$778.2

30 September	2025	2024
Weighted-average remaining lease term in years(A)	20.7	20.0
Weighted-average discount rate(B)	2.9%	2.9%
(A)Calculated on the basis of the remaining lease term and the lease liability balance for each lease as of the reporting date.
(B)Calculated on the basis of the discount rate used to calculate the lease liability for each lease and the remaining balance of the lease payments for each lease as of the reporting date.
The following maturity analysis of our operating lease liabilities as of 30 September 2025 presents the undiscounted cash flows for each of the next five years and thereafter with a reconciliation to the lease liability recognized on our balance sheet:

Operating Leases
2026	$109.0
2027	72.6
2028	62.0
2029	49.9
2030	48.5
Thereafter	647.9
Total undiscounted lease payments	989.9
Imputed interest	(282.1)
Present value of lease liability recognized on balance sheet	$707.8

Operating lease expense was $124.0, $122.4, and $109.9 for fiscal years 2025, 2024, and 2023, respectively. These amounts do not include short-term and variable lease expenses, which were not material. The impacts associated with our operating leases on the consolidated statements of cash flows are reflected within "Other adjustments" within operating activities. This includes the noncash operating lease expense as well as a use of cash of $125.2, $154.6, and $337.8 for payments on amounts included in the measurement of the lease liability for fiscal years 2025, 2024, and 2023, respectively. Payments in fiscal year 2023 included a lump-sum payment of $209 for a land lease associated with the NGHC joint venture. Refer to Note 3, Variable Interest Entities, for additional information.
We recorded noncash right-of-use asset additions of approximately $65, $159, and $150 in fiscal years 2025, 2024, and 2023, respectively.
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
"Lease receivables, net" relate to sales-type leases on certain on-site assets for which payments are collected over the contract term. The table below details balances associated with our lease receivables:

30 September	2025	2024
Current lease receivables, net(A)	$49.4	$74.5
Noncurrent lease receivables, net	307.1	392.1
Total lease receivables, net	$356.5	$466.6
(A)Presented within "Other receivables and current assets" on our consolidated balance sheets.
The majority of our leases are of high credit quality and were originated prior to fiscal year 2017. As of 30 September 2025 and 2024, the credit quality of lease receivables did not require a material allowance for credit losses.
The table below summarizes lease payments collected in fiscal years 2025, 2024, and 2023:

Fiscal Year Ended 30 September	2025	2024	2023
Payments that reduced the lease receivable balance	$56.2	$122.1	$79.6
Payments recognized as interest income	32.6	42.6	49.6
Total lease payments collected	$88.8	$164.7	$129.2
As of 30 September 2025, minimum lease payments expected to be collected were as follows:

2026	$78.0
2027	72.6
2028	69.6
2029	66.5
2030	63.6
Thereafter	137.6
Total	487.9
Unearned interest income	(131.4)
Lease receivables, net	$356.5
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of the U.S. Dollar and each of the South Korean Won, Canadian Dollar, Chinese Renminbi, and Euro. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 30 September 2025 is 2.5 years.
Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which we have a net equity position. The primary currency pair in this portfolio of forward exchange contracts is the U.S. Dollar and Chilean Peso.
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
The table below summarizes our outstanding currency price risk management instruments:

	2025		2024
30 September	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts
Cash flow hedges	$3,625.5	0.6	$4,003.2	0.6
Net investment hedges	73.9	0.8	911.4	2.5
Not designated	2,968.6	1.2	1,880.0	0.3
Total Forward Exchange Contracts	$6,668.0	0.9	$6,794.6	0.8
The increase in the notional value of forward exchange contracts that are not designated is primarily due to the origination of forward exchange contracts that offset other forward exchange contracts previously designated as net investment hedges that were de-designated during fiscal year 2025.
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €3,188.1 million ($3,741.5) at 30 September 2025 and €1,905.7 million ($2,121.9) at 30 September 2024. The designated foreign currency-denominated debt is presented on our consolidated balance sheets within "Long-term debt" as of 30 September 2025 and "Long-term debt" and "Current portion of long-term debt" as of 30 September 2024.

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
Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 30 September 2025, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
Cross Currency Interest Rate Swap Contracts
We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps primarily between the U.S. Dollar and each of the Chinese Renminbi, Chilean Peso, and Indian Rupee.
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	2025				2024
30 September	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$800.0	SOFR	1.64%	2.0	$800.0	SOFR	1.64%	3.0
Interest rate swaps (cash flow hedge)(A)	$3,106.0	2.78%	SOFR	20.1	$2,159.3	2.72%	SOFR	21.2
Interest rate swaps (not designated)(A)	$269.1	3.28%	SOFR	20.2	$461.4	3.27%	SOFR	20.5
Cross currency interest rate swaps (net investment hedge)	$70.3	4.86%	4.53%	0.5	$16.7	5.39%	3.64%	0.2
Cross currency interest rate swaps (cash flow hedge)	$247.7	5.21%	3.12%	1.6	$410.6	4.96%	2.80%	1.9
Cross currency interest rate swaps (not designated)	$—	—%	—%	0.0	$34.7	5.39%	3.64%	0.2
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

The table below provides the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
30 September	2025	2024	2025	2024
Current portion of long-term debt	$549.7	$—	($0.3)	$—
Long-term debt	$1,522.5	$2,057.1	($23.1)	($36.6)

The tables below summarize the fair value and balance sheet location of our outstanding derivatives.

30 September	Balance Sheet Location	2025	2024	Balance Sheet Location	2025	2024
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$50.7	$74.5	Payables and accrued liabilities	$21.4	$21.6
Interest rate management contracts	Other receivables and current assets	13.1	1.2	Payables and accrued liabilities	0.3	1.2
Forward exchange contracts	Other noncurrent assets	10.1	9.6	Other noncurrent liabilities	3.4	15.6
Interest rate management contracts	Other noncurrent assets	138.2	34.3	Other noncurrent liabilities	23.8	40.2
Total Derivatives Designated as Hedging Instruments		$212.1	$119.6		$48.9	$78.6
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$17.8	$16.5	Payables and accrued liabilities	$14.2	$21.8
Interest rate management contracts	Other receivables and current assets	—	1.7	Payables and accrued liabilities	—	—
Forward exchange contracts	Other noncurrent assets	2.7	0.2	Other noncurrent liabilities	30.5	0.2
Interest rate management contracts	Other noncurrent assets	11.8	4.6	Other noncurrent liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$32.3	$23.0		$44.7	$22.0
Total Derivatives		$244.4	$142.6		$93.6	$100.6

Refer to Note 16, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	2025	2024
Net Investment Hedging Relationships
Forward exchange contracts	$2.8	($23.7)
Foreign currency debt	(232.8)	(107.4)
Cross currency interest rate swaps	1.2	(0.8)
Total Amount Recognized in OCI	(228.8)	(131.9)
Tax effects	54.8	32.2
Net Amount Recognized in OCI	($174.0)	($99.7)

Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($56.4)	$142.8
Forward exchange contracts, excluded components	(9.6)	(31.2)
Other(A)	104.2	(260.4)
Total Amount Recognized in OCI	38.2	(148.8)
Tax effects	1.8	(10.7)
Net Amount Recognized in OCI	$40.0	($159.5)
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$12,037.3	$12,100.6	$8,256.0	$8,168.7	$214.0	$218.8	$2.6	($73.8)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.2)	$—	$7.5	$2.4	$—	$—	$39.7	($86.3)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	15.1	23.5
Other:
Amount reclassified from OCI into income	—	—	—	—	—	3.9	(8.9)	16.2
Amount reclassified from OCI into income due to de-designation	—	—	—	—	—	—	—	(3.1)
Total (Gain) Loss Reclassified from OCI to Income	(0.2)	—	7.5	2.4	—	3.9	45.9	(49.7)
Tax effects	—	—	(1.5)	(0.5)	(0.1)	(1.6)	(10.4)	11.8
Net (Gain) Loss Reclassified from OCI to Income	($0.2)	$—	$6.0	$1.9	($0.1)	$2.3	$35.5	($37.9)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$13.2	$43.9	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(13.2)	(43.9)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The table below summarizes the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($3.0)	$0.7	($2.2)	$—
De-designated interest rate swaps	—	—	(27.0)	19.4
Other	—	—	(1.7)	1.5
Total (Gain) Loss Recognized in Income	($3.0)	$0.7	($30.9)	$20.9
The amount of unrealized gains and losses related to cash flow hedges as of 30 September 2025 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $43.3 and $47.3 as of 30 September 2025 and 2024, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $174.0 and $57.2 as of 30 September 2025 and 2024, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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
The carrying values and fair values of financial instruments were as follows:

	2025		2024
30 September	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$81.3	$81.3	$100.8	$100.8
Interest rate management contracts	163.1	163.1	41.8	41.8
Liabilities
Derivatives
Forward exchange contracts	$69.5	$69.5	$59.2	$59.2
Interest rate management contracts	24.1	24.1	41.4	41.4
Long-term debt, including current portion and related party	17,663.7	17,348.7	14,144.4	13,897.3
The carrying amounts reported on the consolidated balance sheets for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	2025				2024
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$81.3	$—	$81.3	$—	$100.8	$—	$100.8	$—
Interest rate management contracts	163.1	—	163.1	—	41.8	—	41.8	—
Total Assets at Fair Value	$244.4	$—	$244.4	$—	$142.6	$—	$142.6	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$69.5	$—	$69.5	$—	$59.2	$—	$59.2	$—
Interest rate management contracts	24.1	—	24.1	—	41.4	—	41.4	—
Total Liabilities at Fair Value	$93.6	$—	$93.6	$—	$100.6	$—	$100.6	$—

Nonrecurring Fair Value Measurements – Project Exit Activities
We estimate the value of certain long-lived assets associated with exited projects using Level 3 inputs under the fair value hierarchy due to the absence of observable market prices and significant reliance on management judgment and estimation techniques. These assets include:
•Assets meeting the held for sale criteria that are actively being marketed for sale. We utilized an internally- developed discounted cash flow analysis to estimate the fair value, including costs to sell, as there were no observable market prices available. We expect to complete the sale of these assets in fiscal year 2026.
•Plant and equipment that do not meet the held for sale criteria but are capable of being sold through secondary equipment markets. These assets were evaluated for recoverability and the impairment loss was measured using an orderly liquidation valuation approach. The impairment loss was recognized as the difference between the estimated liquidation value and the net book value of the assets as of 31 March 2025. There have been no significant changes in the estimated net realizable value for the remaining assets as of 30 September 2025.
The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

Balance Sheet Location	Total Estimated Value	Level 1	Level 2	Level 3	FY25 Impairment Charges(A)
Assets held for sale	$418.3	$—	$—	$418.3	$350.6
Plant and equipment, net	22.5	—	—	22.5	2,116.2
(A)Impairment charges were recorded in aggregate with other project exit-related costs as described in Note 5, Business and Asset Actions.

17. DEBT
The table below summarizes our total outstanding debt as reflected on our consolidated balance sheets:

30 September	2025	2024
Short-term borrowings(A)	$34.7	$83.5
Current portion of long-term debt(B)	716.3	611.4
Long-term debt	16,769.9	13,428.6
Long-term debt – related party	177.5	104.4
Total Debt	$17,698.4	$14,227.9
(A)Short-term borrowings include bank obligations with weighted average interest rates of 5.0% and 4.0% as of 30 September 2025 and 2024, respectively.
(B)Current portion of long-term debt includes amounts of $59.0 and $200.0 owed to related parties as of 30 September 2025 and 2024, respectively.
Related Party Debt
As of 30 September 2025, total debt owed to related parties was $236.5, consisting of shareholder loans with our joint venture partner, Lu’An Clean Energy Company. As of 30 September 2024, total debt owed to related parties was $304.4.
Fiscal Year 2025 Registered Public Offerings
In February 2025, we issued Euro-denominated senior fixed-rate notes with an aggregate principal amount of €1.0 billion (approximately $1.0 billion) in a registered public offering (the "February 2025 Offering"). The related proceeds were reduced by deferred financing charges and discounts of approximately $8. In June 2025, we issued U.S. Dollar- and Euro-denominated senior fixed-rate notes with aggregate principal amounts of $1.1 billion and €500 million (approximately $570), respectively, in registered public offerings (the "June 2025 Offerings"). The related proceeds were reduced by deferred financing charges and discounts of approximately $12. Deferred financing charges and discounts are amortized through interest expense over the life of the underlying bonds.
We used the net proceeds from the February 2025 Offering to repay commercial paper obligations, including those incurred prior to the closing of the February 2025 Offering that were used to repay €300 million (approximately $311) aggregate principal amount outstanding of our 1.000% Euro-denominated senior fixed-rate notes at maturity, plus accrued interest, and for general corporate purposes. We used the net proceeds from the June 2025 Offerings to repay commercial paper obligations and for general corporate purposes.

Summary of Long-Term Debt Instruments
The table below summarizes the coupon interest rates, fiscal year maturities, and carrying amounts of our long-term debt, including current portion and amounts owed to related parties. Variable rates are determined as of 30 September 2025.

30 September	Maturities	2025	2024
Payable in U.S. Dollars
7.6% Medium-term Series E Notes (weighted average rate)	2026	$17.2	$17.2
1.500% Senior Notes(A)	2026	550.0	550.0
1.850% Senior Notes	2027	650.0	650.0
4.300% Senior Notes	2028	600.0	—
4.600% Senior Notes(B)	2029	750.0	750.0
2.050% Senior Notes	2030	900.0	900.0
4.750% Senior Notes(B)	2031	600.0	600.0
4.800% Senior Notes	2033	600.0	600.0
4.900% Senior Notes	2033	500.0	—
4.850% Senior Notes(B)	2034	1,150.0	1,150.0
2.700% Senior Notes	2040	750.0	750.0
2.800% Senior Notes	2050	950.0	950.0
2.802% Industrial Revenue Bonds (weighted average variable-rate)	2035 to 2050	618.9	618.9
7.11% Other (variable-rate)	2025	—	38.8
Payable in Other Currencies
1.000% Euro-denominated Notes	2025	—	334.0
0.500% Euro-denominated Notes	2028	586.8	556.7
2.950% Euro-denominated Notes	2031	586.8	—
0.800% Euro-denominated Notes	2032	586.8	556.7
3.250% Euro-denominated Notes	2032	586.8	—
4.000% Euro-denominated Notes	2035	821.5	779.4
3.450% Euro-denominated Notes	2037	586.8	—
7.35% Saudi Riyal Loan Facility (variable-rate)(C)	2027	—	451.1
2.00% Saudi Riyal Loan Facility(C)	2026 to 2034	—	222.2
1.86% New Taiwan Dollar Loan Facility	2026 to 2028	98.5	131.5
2.66% New Taiwan Dollar Loan Facility	2026 to 2029	197.0	190.6
2.75% New Taiwan Dollar Loan Facility (variable-rate)	2026 to 2030	98.5	94.8
4.07% Other (weighted average rate)	2030 to 2034	10.0	9.4
Related Party Debt
5.5% Chinese Renminbi	2026 to 2030	236.5	279.8
5.7% Chinese Renminbi	2033	—	24.6
Non-Recourse Debt Associated With NGHC(D)	2027 to 2053	4,909.7	3,271.8
Finance Lease Obligations
Foreign 11.5% (weighted average rate)	2026 to 2052	54.2	8.0
Total Principal Amount		$17,996.0	$14,485.5
Less: Unamortized discount and debt issuance costs		308.9	304.5
Less: Fair value hedge accounting adjustments(E)		23.4	36.6
Total Long-term Debt		$17,663.7	$14,144.4
Less: Current portion of long-term debt		716.3	611.4
Less: Long-term debt – related party		177.5	104.4
Long-term Debt		$16,769.9	$13,428.6
(A)Subsequent to the balance sheet date, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date.
(B)In February 2024, we issued green senior notes with an aggregate principal amount of $2.5 billion in a registered public offering. All proceeds have been disbursed or allocated to eligible projects that are expected to have environmental benefits as defined under our Green Finance Framework.
(C)Borrowings derecognized during the second quarter of fiscal year 2025 following the deconsolidation of BHIG. For additional information, refer to the Credit Facilities discussion on page 118.
(D)Refer to Note 3, Variable Interest Entities, for additional information.
(E)Refer to Note 15, Financial Instruments, for additional information.

Principal maturities of long-term debt, including current portion and amounts owed to related parties, in each of the next five years and thereafter are as follows:

2026	$716.6
2027	906.5
2028	1,405.3
2029	1,114.0
2030	1,141.2
Thereafter	12,712.4
Total	$17,996.0
Interest
The table below reconciles interest incurred to interest expense as presented on our consolidated income statements. Capitalized interest represents the portion of interest incurred that we include in the cost of new plant and equipment that we build during the year.

Fiscal Year Ended 30 September	2025	2024	2023
Interest incurred	$615.8	$507.9	$292.9
Less: Capitalized interest	401.8	289.1	115.4
Interest expense	$214.0	$218.8	$177.5
Cash paid for interest, net of amounts capitalized, was $192.2, $198.2, and $131.5 in fiscal years 2025, 2024, and 2023, respectively.
Debt Covenants
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 30 September 2025, we were in compliance with all the financial and other covenants under our debt agreements.
Committed Credit Facilities
During the second quarter of fiscal year 2025, we refinanced our existing 364-day $500 revolving credit agreement to extend its maturity date from 27 March 2025 to 26 March 2026 (the “364-Day Credit Agreement”). All other terms remain consistent with the original 364-Day Credit Agreement. Fees incurred in connection with the refinancing were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029 (the “Five-Year Credit Agreement”). Both the 364-Day Credit Agreement and the Five-Year Credit Agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the 364-Day Credit Agreement or the Five-Year Credit Agreement as of 30 September 2025 or 30 September 2024.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities. As of 30 September 2025, the amount available under foreign committed credit facilities totaled $394.0, all of which was borrowed and outstanding.
As of 30 September 2024, these facilities had a combined maximum borrowing capacity of $1.2 billion, of which $1.1 billion was borrowed and outstanding. During the second quarter of fiscal year 2025, we derecognized long-term borrowings from two Saudi Riyal-denominated facilities upon deconsolidation of BHIG. These borrowings had been drawn from a 7.35% variable-rate facility and a 2.00% fixed-rate facility, which had carrying values of $451.1 and $222.2 as of 30 September 2024, respectively. As further discussed in Note 6, Acquisitions and Divestitures, we continue to have exposure to BHIG's borrowings through our equity method investment in the entity.

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
Defined Benefit Pension Plans
Pension benefits earned are generally based on years of service and compensation during active employment. The components of net periodic cost for our defined benefit pension plans for fiscal years 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended 30 September
	2025			2024			2023
	U.S.	Inter- national	Total	U.S.	Inter- national	Total	U.S.	Inter- national	Total
Service cost	$9.1	$11.6	$20.7	$9.6	$11.3	$20.9	$10.9	$12.3	$23.2
Non-service cost (benefit):
Interest cost	119.5	57.0	176.5	134.9	60.0	194.9	129.9	59.9	189.8
Expected return on plan assets	(132.6)	(60.0)	(192.6)	(120.1)	(47.3)	(167.4)	(127.1)	(49.2)	(176.3)
Prior service cost amortization	1.1	1.0	2.1	1.1	0.9	2.0	1.2	0.7	1.9
Actuarial loss amortization	46.8	9.7	56.5	57.3	12.9	70.2	59.7	11.6	71.3
Settlements	0.8	0.5	1.3	1.1	1.2	2.3	1.4	0.6	2.0
Curtailments	1.2	—	1.2	—	—	—	—	(1.9)	(1.9)
Other	—	0.3	0.3	—	0.9	0.9	—	0.9	0.9
Net Periodic Cost	$45.9	$20.1	$66.0	$83.9	$39.9	$123.8	$76.0	$34.9	$110.9
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in fiscal years 2025, 2024 and 2023 were not material. The non-service related impacts are presented outside operating income within "Other non-operating income (expense), net."
Certain of our pension plans provide for a lump sum benefit payment option at the time of retirement, or for corporate officers, six months after their retirement date. A participant’s vested benefit is considered settled upon cash payment of the lump sum. We recognize pension settlement losses when cash payments exceed the sum of the service and interest cost components of net periodic cost of the plan for the fiscal year. We recognized pension settlement losses of $0.8, $1.1 and $1.4 in fiscal years 2025, 2024 and 2023, respectively, to accelerate recognition of a portion of actuarial losses deferred in accumulated other comprehensive loss associated with the U.S. supplementary pension plan.
We calculate net periodic cost for a given fiscal year based on assumptions developed at the end of the previous fiscal year. The following table sets forth the weighted average assumptions used in the calculation of net periodic cost:

	2025		2024		2023
	U.S.	International	U.S.	International	U.S.	International
Discount rate – Service cost	5.1%	4.6%	6.1%	5.3%	5.7%	4.6%
Discount rate – Interest cost	4.7%	4.5%	6.0%	5.1%	5.5%	5.0%
Expected return on plan assets	5.8%	4.8%	5.8%	4.3%	5.8%	4.2%
Rate of compensation increase	3.5%	3.4%	3.5%	3.4%	3.5%	3.4%

The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future salary increases. The following table sets forth the weighted average assumptions used in the calculation of the PBO:

	2025		2024
	U.S.	International	U.S.	International
Discount rate	5.2%	5.2%	5.0%	4.6%
Rate of compensation increase	3.5%	3.4%	3.5%	3.4%
The following tables reflect the change in the PBO and the change in the fair value of plan assets based on the plan year measurement date, as well as the amounts recognized in the consolidated balance sheets:

	2025		2024
	U.S.	International	U.S.	International
Change in Projected Benefit Obligation
Obligation at beginning of year	$2,613.1	$1,338.7	$2,348.8	$1,162.4
Service cost	9.1	11.6	9.6	11.3
Interest cost	119.5	57.0	134.9	60.0
Amendments	0.3	—	1.3	—
Actuarial (gain) loss	(44.7)	(88.7)	296.2	50.7
Curtailments	1.2	—	—	—
Settlements	(3.0)	(6.0)	(3.6)	(8.6)
Participant contributions	—	0.7	—	0.7
Benefits paid	(179.8)	(59.7)	(174.1)	(55.8)
Currency translation and other	—	26.0	—	118.0
Obligation at End of Year	$2,515.7	$1,279.6	$2,613.1	$1,338.7

	2025		2024
	U.S.	International	U.S.	International
Change in Plan Assets
Fair value at beginning of year	$2,533.0	$1,374.5	$2,299.0	$1,134.0
Actual return on plan assets	52.1	(31.1)	404.4	154.5
Settlements	(3.0)	(6.0)	(3.6)	(8.6)
Company contributions	6.7	23.2	7.3	27.4
Participant contributions	—	0.7	—	0.7
Benefits paid	(179.8)	(59.7)	(174.1)	(55.8)
Currency translation and other	—	17.0	—	122.3
Fair Value at End of Year	$2,409.0	$1,318.6	$2,533.0	$1,374.5
Funded Status at End of Year	($106.7)	$39.0	($80.1)	$35.8

	2025		2024
	U.S.	International	U.S.	International
Amounts Recognized
Noncurrent assets	$44.9	$166.0	$45.3	$154.7
Accrued liabilities	9.8	2.7	7.3	0.9
Noncurrent liabilities	141.8	124.3	118.1	118.0
Net (Liability) Asset Recognized	($106.7)	$39.0	($80.1)	$35.8
The changes in plan assets and benefit obligation that have been recognized in other comprehensive income on a pretax basis during fiscal years 2025 and 2024 consist of the following:

	2025		2024
	U.S.	International	U.S.	International
Net actuarial loss (gain) arising during the period	$37.0	$2.4	$11.9	($56.5)
Amortization of net actuarial loss	(48.8)	(10.2)	(58.4)	(14.1)
Prior service cost arising during the period	0.3	—	1.3	—
Amortization of prior service cost	(1.1)	(1.0)	(1.1)	(0.9)
Total	($12.6)	($8.8)	($46.3)	($71.5)
The net actuarial gains and losses represent the actual changes in the estimated obligation and plan assets that have not yet been recognized in the consolidated income statements and are included in accumulated other comprehensive loss. Actuarial losses arising during fiscal year 2025 are primarily attributable to lower than expected returns on plan assets that were partially offset by higher discount rates. Accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining service period of active U.S. participants, which was approximately six years as of 30 September 2025. For U.K. participants, accumulated actuarial gains and losses that exceed a corridor are amortized over the average remaining life expectancy, which was approximately 22 years as of 30 September 2025.
The components recognized in accumulated other comprehensive loss on a pretax basis at 30 September consisted of the following:

	2025		2024
	U.S.	International	U.S.	International
Net actuarial loss	$403.5	$428.0	$415.3	$435.8
Prior service cost	5.0	10.0	5.8	11.0
Net transition liability	—	0.4	—	0.4
Total	$408.5	$438.4	$421.1	$447.2
The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributed to employee service rendered to a particular date, based on current salaries. The ABO for all defined benefit pension plans was $3,715.6 and $3,860.4 as of 30 September 2025 and 2024, respectively.

The following table provides information on pension plans where the benefit liability exceeds the value of plan assets:

	2025		2024
30 September	U.S.	International	U.S.	International
Pension Plans with PBO in Excess of Plan Assets:
PBO	$2,356.3	$315.3	$2,446.5	$326.1
Fair value of plan assets	2,204.7	188.3	2,321.1	207.2
PBO in excess of plan assets	$151.6	$127.0	$125.4	$118.9
Pension Plans with ABO in Excess of Plan Assets:
ABO	$2,313.9	$152.0	$2,394.5	$139.8
Fair value of plan assets	2,204.7	45.9	2,321.1	42.0
ABO in excess of plan assets	$109.2	$106.1	$73.4	$97.8
The tables above include several pension arrangements that are not funded because of jurisdictional practice. The ABO and PBO related to these plans as of 30 September 2025 were $59.7 and $66.5, respectively.
Pension Plan Assets
Our pension plan investment strategy is to invest in diversified portfolios to earn a long-term return consistent with acceptable risk in order to pay retirement benefits and meet regulatory funding requirements while minimizing company cash contributions over time. De-risking strategies are also employed for closed plans as funding improves, generally resulting in higher allocations to long duration bonds. The plans invest primarily in actively and passively managed equity, debt, and real estate securities and funds. Equity investments are diversified geographically and by investment style and market capitalization. Fixed income portfolios may include investment grade and high yield investments in sovereign, corporate, emerging market debt, asset-backed securities, distressed and convertible debt, loans, and private credit instruments generally denominated in the currency of the plan. The U.S. and U.K. plans' investment managers are authorized to utilize derivatives to manage interest and inflation exposure.
Asset allocation targets are established based on the long-term return, volatility and correlation characteristics of the asset classes, the profiles of the plans’ liabilities, and acceptable levels of risk. As of 30 September 2025, the U.S. and international pension plans were within the allowable target allocation ranges. We continue to monitor the investment portfolios and various investment markets and will take action accordingly. Assets are routinely rebalanced through contributions, benefit payments, and otherwise as deemed appropriate. The actual and target allocations at the measurement date are as follows:

	2025 Target Allocation		2025 Actual Allocation		2024 Actual Allocation
	U.S.	International	U.S.	International	U.S.	International
Asset Category
Equity securities	15 - 25%	5 - 22%	16%	14%	20%	14%
Fixed income securities	60 - 74%	70 - 87%	72%	77%	73%	78%
Real estate	5 - 8%	—%	5%	—%	6%	—%
Alternative credit	5 - 8%	4 - 12%	6%	9%	—%	8%
Cash	—%	—%	1%	—%	1%	—%
Total			100%	100%	100%	100%
In fiscal year 2025, the 5.8% expected return for U.S. plan assets was based on a weighted average of estimated long-term returns of major asset classes. In determining the estimated long-term asset class returns, we take into account historical long-term returns of asset classes and the value of active management, as well as other economic and market expectations, and input from our actuaries and investment advisors.

In fiscal year 2025, the 4.8% expected rate of return for international plan assets was based on a weighted average return for plans outside the U.S., which vary significantly in size, asset structure and expected returns. The expected asset return for the U.K. plan, which represents approximately 80% of the assets of our International plans, was 5.0% and was derived from expected equity and debt security returns.
The table below summarizes pension plan assets measured at fair value by asset class (see Note 16, Fair Value Measurements, for definition of the levels):

	2025				2024
30 September	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Qualified Pension Plans
Cash and cash equivalents	$15.4	$15.4	$—	$—	$14.7	$14.7	$—	$—
Equity securities	271.5	271.5	—	—	320.0	320.0	—	—
Equity pooled funds	109.3	—	109.3	—	204.7	—	204.7	—
Fixed income securities	1,747.7	—	1,747.7	—	1,844.7	—	1,844.7	—
Total U.S. Qualified Pension Plans at Fair Value	$2,143.9	$286.9	$1,857.0	$—	$2,384.1	$334.7	$2,049.4	$—
Real estate pooled funds(A)	129.5				148.9
Alternative credit pooled funds(B)	135.6				—
Total U.S. Qualified Pension Plans	$2,409.0				$2,533.0
International Pension Plans
Cash and cash equivalents	$5.4	$5.4	$—	$—	$3.6	$3.6	$—	$—
Equity pooled funds	180.4	—	180.4	—	192.1	—	192.1	—
Fixed income pooled funds	810.2	—	810.2	—	858.0	—	858.0	—
Alternative credit pooled funds	115.4	—	—	115.4	113.6	—	—	113.6
Other pooled funds	18.9	—	18.9	—	19.4	—	19.4	—
Insurance contracts	188.3	—	—	188.3	187.8	—	—	187.8
Total International Pension Plans	$1,318.6	$5.4	$1,009.5	$303.7	$1,374.5	$3.6	$1,069.5	$301.4
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
(B)Alternative credit pooled funds in our U.S. plans generally allow for monthly redemption with approximately 30 days' notice. Timing for redemption could be delayed based on the priority of our request and the availability of funds. Interests in these funds are valued using the net asset value ("NAV") per share practical expedient and are not classified in the fair value hierarchy. For additional information related to these funds, refer to the Alternative Credit Pooled Funds description below.

The table below summarizes changes in fair value of the pension plan assets classified as Level 3:

	Insurance Contracts	Alternative Credit Pooled Funds	Total Level 3
Balance at 30 September 2023	$165.8	$94.2	$260.0
Purchases, sales, and settlements, net	(4.9)	(7.5)	(12.4)
Actual return on plan assets held at end of year	26.9	26.9	53.8
Balance at 30 September 2024	$187.8	$113.6	$301.4
Purchases, sales, and settlements, net	(4.2)	(7.5)	(11.7)
Actual return on plan assets held at end of year	4.7	9.3	14.0
Balance at 30 September 2025	$188.3	$115.4	$303.7
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
Fixed Income Pooled Funds
Fixed income pooled funds may hold government bonds, index linked bonds, corporate bonds, cash, and derivative instruments. The fixed income pooled funds are classified as Level 2 assets since the NAV of these assets is based on quoted market pricing from observable pricing sources or valued based upon comparable securities with similar yields, credit ratings, or factors as of the reporting date.
Alternative Credit Pooled Funds
Alternative credit pooled funds may hold high yield bonds, emerging market debt, loans, structured credit, distressed and convertible debt, private credit, and other instruments. Due to the limited market activity of the underlying securities, the NAV of these assets is based on the fund manager's estimate of the fair value of the shares held as of the reporting date. Alternative credit pooled funds are classified as either Level 3 assets or measured using the NAV per share practical expedient, based on how frequently the NAV is determined and how much advance notice is required for redemption.
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

Contributions and Projected Benefit Payments
Pension contributions to funded plans and benefit payments for unfunded plans for fiscal year 2025 were $29.9. Contributions for funded plans resulted primarily from contractual and regulatory requirements. Benefit payments to unfunded plans were due primarily to the timing of retirements. We anticipate contributing $25 to $35 to the defined benefit pension plans in fiscal year 2026. These contributions are anticipated to be driven primarily by contractual and regulatory requirements for funded plans and benefit payments for unfunded plans, which are dependent upon timing of retirements.
Projected benefit payments, which reflect expected future service, are as follows:

	U.S.	International
2026	$189.2	$69.5
2027	185.6	74.4
2028	188.2	74.7
2029	190.4	76.7
2030	191.8	80.3
2031-2035	950.6	433.8
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
We treat dividends paid on ESOP shares as ordinary dividends. Under existing tax law, we may deduct dividends which are paid with respect to shares held by the plan. Shares of our common stock in the ESOP totaled 1,501,888 as of 30 September 2025.
Our contributions to the RSP include a Company core contribution for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with the core contribution based on a percentage of pay that is dependent on years of service. For the RSP, we also make matching contributions on overall employee contributions as a percentage of the employee contribution and include an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans. Worldwide contributions expensed to income in fiscal years 2025, 2024, and 2023 were $81.0, $82.6, and $71.5, respectively.
Other Postretirement Benefits
We provide other postretirement benefits consisting primarily of healthcare benefits to certain U.S. retirees who meet age and service requirements. The healthcare benefit is a continued medical benefit until the retiree reaches age 65. Healthcare benefits are contributory, with contributions adjusted periodically. The retiree medical costs are capped at a specified dollar amount, with the retiree contributing the remainder. The cost of these benefits was not material in fiscal years 2025, 2024, and 2023. Accumulated postretirement benefit obligations as of the end of fiscal years 2025 and 2024 were $8.3 and $12.0, respectively, of which $3.3 and $3.1 were current obligations, respectively.
We recognize changes in other postretirement benefit plan obligations in other comprehensive income on a pretax basis. During fiscal years 2025 and 2024 we recognized a loss of $2.8 and $1.7, respectively, that arose during the period, and $0.4 and $0.5 of net actuarial gain amortization, respectively.
The net actuarial (gain) loss recognized in accumulated other comprehensive loss on a pre-tax basis was $3.0 and ($0.2) as of 30 September 2025 and 2024, respectively.

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
In September 2010, the Brazilian Administrative Council for Economic Defense ("CADE") issued a decision against our Brazilian subsidiary, Air Products Brasil Ltda., and several other Brazilian industrial gas companies for alleged anticompetitive activities. CADE imposed a civil fine of R$179.2 million (approximately $34 as of 30 September 2025) on Air Products Brasil Ltda., which was based on a percentage of our total revenue in Brazil in 2003. In May 2014, our appeal was granted and the fine was dismissed. CADE appealed that ruling and in October 2025 the Supreme Court of Brazil rendered a judgment confirming the appellate ruling, which annulled the administrative proceeding and the fine imposed by CADE. Under applicable law, no further remedies are available and the judgment is final.
Environmental
In the normal course of business, we are involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," the federal Superfund law), the Resource Conservation and Recovery Act ("RCRA"), and similar state and foreign environmental laws relating to the designation of certain sites for investigation or remediation. Presently, there are 26 sites on which a final settlement or remediation has not been achieved where we, usually along with others, have been designated as a potentially responsible party by environmental authorities or are otherwise engaged in investigation or remediation, including cleanup activity at certain of our former and current manufacturing sites. We continually monitor these sites for which we have environmental exposure.
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 30 September 2025 and 2024, the consolidated balance sheets included accruals of $85.6 and $79.1, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $85 to a reasonably possible upper exposure of $98 as of 30 September 2025.
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

Pace
As of 30 September 2025, $53.8 of the environmental accrual was related to our facility in Pace, Florida.
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
Piedmont
As of 30 September 2025, $9.8 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
Pasadena
As of 30 September 2025, $9.9 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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
Changes to the carrying amount of our asset retirement obligations were as follows:

30 September 2023	$297.3
Additional accruals	33.3
Liabilities settled	(13.7)
Accretion expense	12.0
Currency translation adjustment	5.8
30 September 2024	$334.7
Additional accruals(A)	87.5
Liabilities settled	(11.7)
Accretion expense	13.0
Currency translation adjustment	(1.6)
Reclass to liabilities held for sale	(15.7)
30 September 2025	$406.2
(A)Primarily relates to project exits discussed in Note 5, Business and Asset Actions.
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
Guarantees
To date, no payments have been made under the guarantees discussed below.
We issued performance guarantees as a condition of project financing associated with the NEOM Green Hydrogen Project that would require us to pay up to approximately $0.8 billion in the event of nonperformance in our role as EPC contractor. Our exposure will decline over time before expiring in November 2028. Refer to Note 3, Variable Interest Entities, for additional information regarding the project.
We also have a long-term sale of equipment contract with the JIGPC joint venture to engineer, procure, and construct the industrial gas facilities that will supply gases to Aramco. We provided bank guarantees to the joint venture to support our performance under the contract. As of 30 September 2025, our maximum potential payments were $244.5.

Unconditional Purchase Obligations
We are obligated to make future payments under unconditional purchase obligations as summarized below:

2026	$4,446
2027	779
2028	608
2029	634
2030	621
Thereafter	3,380
Total	$10,468
Approximately $4.0 billion of our unconditional purchase obligations relate to open purchase orders for plant and equipment, of which approximately $1 billion relates to the NEOM Green Hydrogen Project. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to reschedule, cancel, or otherwise modify based on our business needs. We have estimated the timing of these payments in the table above; however, timing of actual satisfaction of the obligations may vary.
Approximately $5.0 billion of our unconditional purchase obligations relate to helium. The majority of these obligations occur after fiscal year 2030. Helium purchases include crude feedstock supply to helium refining plants in North America as well as refined helium purchases from sources around the world. As a rare byproduct of natural gas production in the energy sector, these helium sourcing agreements are medium- to long-term and contain take-if-tendered provisions. The refined helium is distributed globally and sold as a merchant gas, primarily under medium-term requirements contracts. While contract terms in our helium sourcing contracts are generally longer than our customer sales contracts, helium is a rare gas used in applications with few or no substitutions because of its unique physical and chemical properties.
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
20. CAPITAL STOCK
Common Stock
Authorized common stock consists of 300 million shares with a par value of $1 per share. As of 30 September 2025, 249 million shares were issued, with 223 million issued and outstanding.
On 15 September 2011, the Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. This program does not have a stated expiration date. If we repurchase shares pursuant to this authorization, we may do so under Rules 10b5-1 and 10b-18 under the Securities Exchange Act through repurchase agreements established with one or more brokers. We have not purchased any of our outstanding shares under this program since fiscal year 2013. As of 30 September 2025, $485.3 in share repurchase authorization remained available.
A summary of the changes in common shares issued and outstanding in fiscal year 2025 is presented below:

Fiscal Year Ended 30 September	2025	2024	2023
Number of common shares, beginning of year	222,372,418	222,199,845	221,838,696
Issuance of treasury shares for stock option and award plans	215,838	172,573	361,149
Number of common shares, end of year	222,588,256	222,372,418	222,199,845
Preferred Stock
Authorized preferred stock consisted of 25 million shares with a par value of $1 per share. There were no preferred shares issued or outstanding as of 30 September 2025 and 2024.

21. SHARE-BASED COMPENSATION
Our outstanding share-based compensation program includes market-based and time-based deferred stock units. We issue shares from treasury stock upon the payout of deferred stock units and the exercise of stock options. As of 30 September 2025, there were 0.9 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	2025	2024	2023
Before-tax share-based compensation cost(A)	$76.6	$61.7	$60.7
Income tax benefit	(18.3)	(14.9)	(14.6)
After-tax share-based compensation cost	$58.3	$46.8	$46.1
(A)Fiscal year 2025 includes noncash executive separation costs of $22.4 to accelerate vesting of share-based awards. Refer to the "Shareholder Activism-Related Costs" disclosure in Note 25, Supplemental Information, for additional information.
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in fiscal years 2025, 2024, and 2023 was not material.
Deferred Stock Units
We have granted deferred stock units to executives, selected employees, and outside directors. These deferred stock units entitle the recipient to one share of common stock upon vesting, which is conditioned, for employee recipients, on continued employment during the deferral period and may be conditioned on achieving certain performance targets. We grant deferred stock unit awards with a two- to five-year deferral period that are subject to payout upon death, disability, or retirement. Deferred stock units issued to outside directors are paid after their service on the Board of Directors ends at the time elected by the director (not to exceed ten years after service ends). We generally expense the grant-date fair value of awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement. We have elected to account for forfeitures as they occur, rather than to estimate them. Forfeitures have not been significant historically.
Market-based deferred stock units vest as long as the employee continues to be employed by the Company and upon the achievement of the performance target. The performance target, which is approved by the Compensation Committee, is our share price appreciation and dividends paid, or "total shareholder return," in relation to the S&P 500 Index over a three-year performance period beginning 1 October of the fiscal year of grant. We granted 95,490, 102,120, and 85,612 market-based deferred stock units in fiscal years 2025, 2024, and 2023, respectively.
The fair value of market-based deferred stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards. We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period. The estimated grant-date fair value of market-based deferred stock units was $470.13, $302.10, and $502.03 per unit in fiscal years 2025, 2024, and 2023, respectively. The calculation of the fair value of market-based deferred stock units used the following assumptions:

	2025	2024	2023
Expected volatility	30.3%	25.0%	32.5%
Risk-free interest rate	4.1%	4.3%	4.0%
Expected dividend yield	2.1%	2.6%	2.4%
In addition, in fiscal year 2025, we granted 143,059 time-based deferred stock units at a weighted average grant-date fair value of $328.54. In fiscal years 2024 and 2023, we granted 146,947 and 119,954 time-based deferred stock units at a weighted average grant-date fair value of $270.86 and $308.91, respectively.

A summary of deferred stock unit activity in fiscal year 2025 is presented below:

	Shares (000)	Weighted Average Grant-Date Fair Value
Deferred stock units outstanding at 30 September 2024	758	$293.99
Granted	239	385.22
Paid out	(314)	288.02
Forfeited	(50)	321.37
Deferred stock units outstanding at 30 September 2025	633	$329.23
Cash payments made for deferred stock units totaled $4.6, $2.7, and $3.6 in fiscal years 2025, 2024, and 2023, respectively. As of 30 September 2025, there was $68.5 of unrecognized compensation cost related to deferred stock units. This cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of deferred stock units paid out during fiscal years 2025, 2024, and 2023, including shares vested in prior periods, was $94.5, $24.1, and $45.3, respectively.
Stock Options
We have not issued stock option awards since fiscal year 2015. These awards generally vested incrementally over three years and remained exercisable for ten years from the date of grant. All stock options have now been exercised, and no intrinsic value remains as of 30 September 2025.
A summary of stock option activity in fiscal year 2025 is presented below:

	Shares (000)	Weighted Average Exercise Price
Stock options outstanding and exercisable at 30 September 2024	54	$134.54
Exercised	(54)	134.54
Stock options outstanding and exercisable at 30 September 2025	—	$—
The intrinsic value of stock options exercised during fiscal years 2025, 2024, and 2023 was $10.5, $35.1, and $53.5, respectively.
Cash received from option exercises during fiscal year 2025 was $1.1. The total tax benefit realized from stock option exercises in fiscal year 2025 was $2.5, of which $1.9 was the excess tax benefit.

22. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2022	($71.9)	($2,072.4)	($641.8)	($2,786.1)
Other comprehensive income (loss) before reclassifications	369.2	151.1	(8.9)	511.4
Amounts reclassified from AOCL	(43.9)	(0.3)	53.8	9.6
Net current period other comprehensive income	$325.3	$150.8	$44.9	$521.0
Amount attributable to noncontrolling interests	192.3	(8.3)	0.3	184.3
Balance at 30 September 2023	$61.1	($1,913.3)	($597.2)	($2,449.4)
Other comprehensive (loss) income before reclassifications	(159.5)	381.5	32.0	254.0
Amounts reclassified from AOCL	(33.7)	(1.5)	55.9	20.7
Net current period other comprehensive (loss) income	($193.2)	$380.0	$87.9	$274.7
Amount attributable to noncontrolling interests	(159.3)	12.0	0.3	(147.0)
Balance at 30 September 2024	$27.2	($1,545.3)	($509.6)	($2,027.7)
Other comprehensive income (loss) before reclassifications	40.0	(95.6)	(32.3)	(87.9)
Amounts reclassified from AOCL	41.2	5.7	46.0	92.9
Net current period other comprehensive income (loss)	$81.2	($89.9)	$13.7	$5.0
Amount attributable to noncontrolling interests	59.1	5.5	0.5	65.1
Balance at 30 September 2025	$49.3	($1,640.7)	($496.4)	($2,087.8)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

Fiscal Year Ended 30 September	2025	2024	2023
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	($0.2)	$—	($0.5)
Cost of sales	6.0	1.9	3.7
Interest expense	(0.1)	2.3	3.5
Other non-operating income (expense), net	35.5	(37.9)	(50.6)
Total Loss (Gain) on Cash Flow Hedges, net of tax	$41.2	($33.7)	($43.9)
Currency Translation Adjustment
Gain on sale of business	$0.1	($1.5)	$—
Business and asset actions	1.0	—	(0.3)
Other income (expense), net	4.6	—	—
Currency Translation Adjustment	$5.7	($1.5)	($0.3)
Pension and Postretirement Benefits, net of tax(A)	$46.0	$55.9	$53.8
(A)The components of net periodic benefit cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 18, Retirement Benefits, for additional information.

23. EARNINGS (LOSS) PER SHARE
The table below details the computation of basic and diluted earnings (loss) per share:

Fiscal Year Ended 30 September	2025	2024	2023
Numerator
Net income (loss) from continuing operations	($386.5)	$3,842.1	$2,292.8
Net income (loss) from discontinued operations	(8.0)	(13.9)	7.4
Net Income (Loss) attributable to Air Products	($394.5)	$3,828.2	$2,300.2

Denominator (in millions)
Weighted average common shares — Basic	222.7	222.5	222.3
Effect of dilutive securities
Employee stock option and other award plans	—	0.3	0.4
Weighted average common shares — Diluted	222.7	222.8	222.7

Per Share Data(A) (U.S. Dollars per share)
Basic earnings (loss) per share from continuing operations	($1.74)	$17.27	$10.31
Basic earnings (loss) per share from discontinued operations	(0.04)	(0.06)	0.03
Basic earnings (loss) per share attributable to Air Products	($1.77)	$17.21	$10.35
Diluted earnings (loss) per share from continuing operations	($1.74)	$17.24	$10.30
Diluted earnings (loss) per share from discontinued operations	(0.04)	(0.06)	0.03
Diluted earnings (loss) per share attributable to Air Products	($1.77)	$17.18	$10.33
(A)Earnings (loss) per share is calculated independently for each component and may not sum to total EPS due to rounding.
Diluted earnings (loss) per share attributable to Air Products reflects the potential dilution that could occur if share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised, and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. To the extent they would have been dilutive, the incremental shares, or the difference between shares assumed to be issued versus purchased, are included in the denominator of the diluted EPS calculation.
The table below summarizes antidilutive outstanding share-based awards that were excluded from the computation of diluted earnings (loss) per share:

	Twelve Months Ended
	30 September
	2025	2024	2023
Antidilutive outstanding share-based awards(A)	0.2	—	—
(A)Due to the net loss reported for the twelve months ended 30 September 2025, outstanding share-based awards were excluded from the computation of diluted loss per share. These shares would have had an antidilutive impact, thus diluting the loss per share

24. INCOME TAXES
The table below summarizes income from U.S. and foreign operations before taxes:

	2025	2024	2023
United States income (Loss)	($1,911.8)	$2,602.5	$1,050.5
Foreign income	823.4	1,571.0	1,227.6
Equity affiliates' income	647.7	647.7	604.3
Income (Loss) From Continuing Operations Before Taxes	($440.7)	$4,821.2	$2,882.4
The table below details the components of our income tax provision:

	2025	2024	2023
Current Tax Provision
Federal	$38.0	$550.3	$167.6
State	5.6	109.2	41.0
Foreign	416.9	354.7	367.3
Total Current Tax Provision	$460.5	$1,014.2	$575.9
Deferred Tax (Benefit) Provision
Federal	(497.4)	(97.8)	(12.5)
State	(95.0)	(15.0)	(5.8)
Foreign	37.6	43.5	(6.4)
Total Deferred Tax (Benefit) Provision	(554.8)	(69.3)	(24.7)
Total Income Tax (Benefit) Provision	($94.3)	$944.9	$551.2
Cash Paid for Taxes (Net of Cash Refunds)
Income tax payments, net of refunds, were $940.7, $615.9, and $645.2 in fiscal years 2025, 2024, and 2023, respectively. Our income tax payments increased in fiscal year 2025 primarily due to tax payments of approximately $395 related to the gain on the sale of the LNG business in fiscal year 2024. Income tax payments for fiscal year 2024 include cash paid to purchase $50.0 of transferable tax credits that were used to offset estimated tax payments in 2024.
U.S. Tax Cuts and Jobs Act
On 22 December 2017, the United States enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act” or "Tax Reform"), which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate to 21%, a deemed repatriation tax on unremitted foreign earnings, as well as other changes. As of 30 September 2025, our outstanding liability for the deemed repatriation tax was $60.8 which will be paid in our second quarter of fiscal year 2026.

Effective Tax Rate
The effective tax rate equals the income tax provision divided by income from continuing operations before taxes. A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is provided below:

(Percent of income before taxes)	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	16.1	1.5	1.0
Income from equity affiliates	26.6	(2.4)	(3.8)
Foreign tax differentials	5.6	0.3	0.7
Tax on foreign repatriated earnings	—	—	0.5
Business and asset actions	(49.0)	—	0.7
Other	1.1	(0.8)	(1.0)
Effective Tax Rate	21.4%	19.6%	19.1%
In fiscal year 2025, our effective tax rate was influenced by pre-tax charges of approximately $3.7 billion related to our decision to exit various projects and other cost reduction measures. These charges, which primarily related to our U.S. operations, resulted in an overall loss from continuing operations before taxes in fiscal year 2025. The related net tax benefit of these actions totaled $695.2, which includes an $11.3 cost for reserves established for uncertain tax positions related to the deductibility of certain costs in foreign subsidiaries. We also recorded a net tax cost of $197.4 resulting from a $364.9 increase in our valuation allowance net of $167.5 of deferred tax assets related to the future disposal of certain foreign subsidiaries.
The approximately $3.7 billion of business and asset actions inflated the presentation of regular, recurring effective tax rate reconciling items. The sale of our LNG business in the prior year resulted in a gain of approximately $1.6 billion. This gain diluted the impact of recurring effective tax rate reconciling items for fiscal year 2024.
Pre-tax charges for business and asset actions in fiscal year 2023 totaled $244.6. These charges included certain losses for which we could not recognize an income tax benefit and were subject to a valuation allowance of $36.0. Partially offsetting the valuation allowance cost was a $15.9 income tax benefit from a tax election related to a non-U.S. subsidiary. Fiscal year 2024 includes business and asset actions recorded at applicable statutory income tax rates.
The reconciling item for "State taxes, net of federal benefit" in fiscal year 2025 reflects the net state tax benefit recorded on our overall U.S. loss for the year.
Shareholder Activism-Related Costs
In fiscal year 2025, we incurred costs of $86.3 related to a proxy contest led by an activist shareholder as further discussed in Note 25, Supplemental Information. The related net tax benefit recorded in fiscal year 2025 was $14.6. Tax costs related to non-deductible amounts are included within "Business and asset actions" in our effective tax rate reconciliation.
Tax on Repatriation of Foreign Earnings
"Tax on foreign repatriated earnings" includes costs related to U.S. taxation of foreign operations (net of foreign tax credits) and foreign taxation on the repatriation of foreign earnings. Our fiscal year 2025 includes an income tax expense of $31.4 recorded in our second quarter related to withholding taxes on foreign earnings that we no longer intend to indefinitely reinvest. There were no other changes to our assumptions regarding the reinvestment of foreign earnings during fiscal year 2025. Our fiscal year 2025 also includes a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018). While we were not a party to these cases, the opinions resulted in a change to our intent to pursue a refund claim. The $34.9 income tax benefit is net of a $67.8 reserve for an uncertain tax position related to the calculation of the refund amount.
Income from Equity Affiliates
Equity affiliates’ income, which is primarily presented net of income taxes on our consolidated income statements, favorably impacts our effective tax rate. See Note 10, Equity Affiliates, for additional information.

Foreign Tax Differentials
"Foreign tax differentials" represent the differences between foreign earnings subject to foreign tax rates that are different than the U.S. federal statutory rate and include tax holidays, credits, and other incentives. Our income tax holidays relate to operations in jurisdictions that provide reduced income tax rates for certain qualifying activities and are conditioned upon us satisfying certain requirements. These holidays are effective through fiscal years 2030 and 2033, and may be extended. The impact of these tax holidays decreased foreign taxes by $30.3, $25.7, and $24.8 for fiscal years 2025, 2024, and 2023, respectively. The benefit of the tax holidays on net income per share was $0.14, $0.12, and $0.11 per diluted share for fiscal years 2025, 2024, and 2023, respectively.
Fiscal year 2025 includes an overall net benefit for foreign tax differentials primarily due to business and asset actions that reduced our overall earnings in foreign jurisdictions with higher tax rates.
Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities are as follows:

30 September	2025	2024
Gross Deferred Tax Assets
Basis difference in foreign subsidiaries	$182.3	$—
Revenue recognition	148.5	100.3
Tax loss carryforwards	137.5	132.2
Reserves and accruals	115.6	83.1
Currency losses	60.3	12.6
Retirement benefits and compensation accruals	59.2	62.5
Tax credits and other tax carryforwards	49.9	45.5
Other	76.2	44.6
Valuation allowance	(506.3)	(158.4)
Deferred Tax Assets	$323.2	$322.4
Gross Deferred Tax Liabilities
Plant and equipment	$623.5	$1,205.8
Unremitted earnings of foreign entities	125.4	103.4
Partnership and other investments	18.1	19.2
Intangible assets	5.2	17.3
Other	2.7	8.8
Deferred Tax Liabilities	$774.9	$1,354.5
Net Deferred Income Tax Liability	$451.7	$1,032.1

Deferred tax assets and liabilities are included within the consolidated balance sheets as follows:

	2025	2024
Deferred Tax Assets
Other noncurrent assets	$127.9	$127.8
Deferred Tax Liabilities
Deferred income taxes	579.6	1,159.9
Net Deferred Income Tax Liability	$451.7	$1,032.1
Deferred tax assets for "Revenue recognition" were impacted by increases in revenue recognized for income tax purposes in advance of GAAP. The deferred tax assets for "Reserves and accruals" were impacted by changes in tax deferred deductions, including business and asset actions, which impacted our accounts receivable and severance accruals. The deferred tax assets for "Basis difference in foreign subsidiaries" were the result of recognizing assets related to our tax investment basis in excess of U.S. GAAP for certain foreign subsidiaries where we have moved the corresponding assets and liabilities to held for sale on our consolidated balance sheet. Deferred tax assets for "Currency losses" changed primarily due to movements in unrealized foreign currency losses for income tax purposes.
Deferred tax liabilities related to "Plant and equipment" decreased primarily due to the impact of business and asset action charges recorded during the current fiscal year. "Unremitted earnings of foreign entities" increased primarily due to accruals for future foreign withholding taxes upon earnings' repatriation.
A significant portion of the $3.7 billion business and asset actions charges were not recognized in the current year for income tax purposes and resulted in a significant reduction in our net deferred tax liabilities. The majority of these deferred deductions impacted plant and equipment within the United States. We believe it is more likely than not that future earnings and the reversal of deferred tax liabilities will be sufficient to recognize the benefit of these deductions in the future.
As of 30 September 2025, we had the following deferred tax assets for certain tax credits:

Jurisdiction	Gross Tax Asset	Expiration Period
U.S. State	$1.8	2028 - 2039
U.S. Federal	27.6	2030 - 2034
Credits in Foreign Jurisdictions	16.2	Indefinite
All of our $16.2 credits in foreign jurisdictions have indefinite carryforward periods.
As of 30 September 2025, we had the following loss carryforwards:

Jurisdiction	Gross Loss Carryforward	Expiration Period
U.S. State Net Operating Loss	$207.2	2027 - 2045
Foreign Net Operating Loss	371.1	2026 - 2035; Indefinite
Foreign Capital Loss	208.4	Indefinite
Of the $371.1 of foreign net operating loss carryforwards, $202.8 have indefinite carryforward periods.
The valuation allowance was $506.3 and $158.4 as of 30 September 2025 and 2024, respectively. As of 30 September 2025, the balance primarily related to deferred tax assets of $392.0, including those established from foreign business and asset actions, $55.3 related to foreign capital losses, $44.6 of foreign loss carryforwards and credits, and $10.8 of U.S. federal foreign income tax credits. If events warrant the reversal of the valuation allowance, it would result in a reduction of tax expense. We believe it is more likely than not that future earnings and reversal of deferred tax liabilities will be sufficient to utilize our deferred tax assets, net of existing valuation allowance, as of 30 September 2025.

We record income taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. Such earnings may be subject to foreign withholding and other taxes. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures are included in retained earnings on the consolidated balance sheets and amounted to $9.8 billion as of 30 September 2025. An estimated $923.1 in additional foreign withholding and other income taxes would be due if these earnings were remitted as dividends.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which excludes interest and penalties, is as follows:

	2025	2024	2023
Unrecognized tax benefits balance at beginning of year	$101.0	$96.5	$103.5
Additions for tax positions of the current year	21.2	14.6	10.9
Additions for tax positions of prior years	92.6	1.4	1.2
Reductions for tax positions of prior years	(0.6)	(0.3)	(6.0)
Settlements	—	(3.7)	(3.9)
Statute of limitations expiration	(20.0)	(9.9)	(10.6)
Foreign currency translation	0.6	2.4	1.4
Unrecognized tax benefits balance at end of year	$194.8	$101.0	$96.5
Of our unrecognized tax benefits as of 30 September 2025, $150.5 would impact the effective tax rate from continuing operations if recognized.
In fiscal year 2025 we recorded a $67.8 reserve related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act. We also recorded a total of $11.3 in reserves for uncertain tax positions related to the deductibility of business and asset actions incurred in foreign subsidiaries.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and totaled ($0.2), $1.8, and $5.0 in fiscal years 2025, 2024, and 2023, respectively, and include benefits when reserves are released, typically due to the expiration of various statutes of limitation. Our accrued balance for interest and penalties was $27.8 and $28.5 as of 30 September 2025 and 2024, respectively.

Income Tax Examinations
We are currently under examination in a number of tax jurisdictions. It is reasonably possible that a change in our unrecognized tax benefits may occur in fiscal year 2026 if any of these examinations are resolved during the next twelve months. However, quantification of an estimated range cannot be made as of the date of this report.
We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdiction	Open Tax Years
North America
United States – Federal	2022 - 2025
United States – State	2015 - 2025
Canada	2018 - 2025
Europe
France	2022 - 2025
Netherlands	2020 - 2025
Spain	2017 - 2025
United Kingdom	2021 - 2025
Middle East
Saudi Arabia	2020 - 2025
Asia
China	2011 - 2025
South Korea	2015 - 2025
Taiwan	2020 - 2025
Latin America
Chile	2020 - 2025

25. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $355, $350, and $380 in fiscal years 2025, 2024, and 2023, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 30 September 2025 and 2024, our consolidated balance sheets included related party trade receivables of approximately $105 and $120, respectively.
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
Shareholder Activism-Related Costs
Our consolidated income statement for fiscal year 2025 includes shareholder activism-related costs totaling $86.3 ($71.7 after tax) recorded in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders.
Of the total, $31.9 was incurred directly by Air Products for legal and other professional service fees and proxy solicitation expenses, primarily during the first quarter. An additional $29.7 was recorded due to the departure of our former chief executive officer following the Board of Directors’ appointment of a new chief executive officer. These separation costs included a noncash expense of $22.4 to accelerate vesting of share-based awards and $7.3 in severance and other cash benefits paid during the second quarter. The remaining $24.7 relates to a cash reimbursement paid to Mantle Ridge, an investor in Air Products, who nominated three of the nine directors elected in 2025, including Paul C. Hilal, Mantle Ridge’s founder and chief executive officer.
The Board of Directors voted to authorize the cash reimbursement during the third quarter, with Mr. Hilal abstaining from the vote. Reimbursed costs included those incurred by Mantle Ridge for legal counsel, proxy engagement services, governance advisors, communication expenses, and other out-of-pocket costs related to its engagement with Air Products. The Board members who voted on this matter unanimously concluded that these expenses were incurred in the interest of enhancing long-term value for all shareholders and that the election of three of Mantle Ridge’s nominees reflected strong shareholder support for Mantle Ridge’s engagement. Accordingly, the Board determined that such expenses should be shared pro rata among all shareholders.

Supplemental Balance Sheet Information

Other Receivables and Current Assets

30 September	2025	2024
Derivative instruments	$81.6	$93.9
Value added tax receivable	243.4	195.9
Contract fulfillment costs	85.4	103.7
Contract assets	152.6	76.2
Current lease receivables	49.4	74.5
Other	77.1	66.6
Other receivables and current assets	$689.5	$610.8

Other Noncurrent Assets

30 September	2025	2024
Pension benefits	$210.9	$200.0
Derivative instruments	162.8	48.7
Deferred tax assets	127.9	127.8
Prepaid tax	100.4	41.0
Contract assets	82.3	—
Contract fulfillment costs	33.8	—
Investments other than equity method	17.4	67.1
Deferred financing fees	3.8	4.6
World Energy deferred project costs(A)	—	329.4
Other	282.0	352.9
Other noncurrent assets	$1,021.3	$1,171.5
(A)Prior year balance includes assets that were subsequently written off in fiscal year 2025 as part of our exit from the sustainable aviation fuel expansion project with World Energy. Refer to Note 5, Business and Asset Actions, for additional information.

Payables and Accrued Liabilities

30 September	2025	2024
Trade creditors	$1,437.0	$1,451.6
Dividends payable	398.4	393.6
Accrued payroll and employee benefits	303.3	257.2
Contract liabilities	253.4	240.0
Project exit costs	178.3	—
Accrued interest	138.8	120.6
Severance and other postemployment benefits	101.6	34.0
Current lease obligations	91.8	100.3
Derivative instruments	35.9	44.6
Pension and postretirement benefits	15.8	11.3
Other	283.4	273.0
Payables and accrued liabilities	$3,237.7	$2,926.2

Other Noncurrent Liabilities

30 September	2025	2024
Asset retirement obligations	$328.8	$322.9
Contract liabilities	283.6	290.0
Pension benefits	266.1	236.1
Postretirement benefits	5.0	8.9
Contingencies related to uncertain tax positions	120.7	98.5
Environmental liabilities	71.8	67.2
Derivative instruments	57.7	56.0
Long-term accrued income taxes related to U.S. tax reform	—	60.8
Other	214.4	210.1
Other noncurrent liabilities	$1,348.1	$1,350.5

26. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We determine our reportable segments based on the manner in which our Chief Operating Decision Maker ("CODM") reviews financial results and allocates resources. The accounting policies applied to our reportable segments are consistent with those used in the preparation of our consolidated financial statements. Our reportable segments are as follows:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other
The Americas, Asia, Europe, and Middle East and India segments represent the operations of our regional industrial gases business. Each of these segments qualifies as an individual operating segment and does not reflect the aggregation of multiple operating segments. Corporate and other consists of two operating segments that meet the aggregation criteria under GAAP. All segments also include our share of results from several equity method joint ventures, the largest of which operate in Algeria, China, India, Italy, Mexico, and Saudi Arabia.
Our CODM, who is our Chief Executive Officer, evaluates the performance of our reportable segments through segment operating income. This measure is reviewed regularly in internal management reports and serves as a key metric to monitor actual results against forecasts and prior periods. Segment operating income informs decisions related to resource allocation, including capital investments and employees, and supports strategic planning and long-term project development.
Segment operating income does not include gains or losses that we do not consider to be indicative of our underlying business performance, such as charges related to business or asset actions.
Regional Industrial Gases
The industrial gases business in the regional segments produces and sells gases to diversified customers in dozens of industries, including those in refining, chemicals, metals, electronics, manufacturing, medical, and food. Our industrial gas portfolio includes atmospheric gases such as oxygen, nitrogen, and argon; process gases such as hydrogen, helium, carbon dioxide, carbon monoxide, and syngas (a mixture of hydrogen and carbon monoxide), and specialty gases. We offer our industrial gas products through either the on-site gases supply mode or the merchant gases supply mode, both of which are described in Note 7, Revenue Recognition.
This business also develops, builds, and operates equipment for the production or processing of gases. Electricity is the largest cost component in the production of atmospheric gases. To produce hydrogen, carbon monoxide, and syngas, steam methane reformers use natural gas as the primary raw material, while gasifiers use liquid and solid hydrocarbons. We mitigate electricity, natural gas, and hydrocarbon price fluctuations contractually through pricing formulas, surcharges, cost pass-through provisions, and tolling arrangements.
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
Through the end of fiscal year 2024, our Corporate and other segment also included the liquefied natural gas ("LNG") process technology and equipment business, which was sold to Honeywell International Inc. on 30 September 2024. Refer to Note 4, Gain on Sale of Business, to the consolidated financial statements for additional information regarding the sale.

Business Segment Information

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
2025
Sales(A)	$5,125.9	$3,271.0	$2,984.5	$135.9	$520.0	$12,037.3
Cost of sales	(3,423.5)	(2,323.3)	(1,893.2)	(107.4)	(508.6)	(8,256.0)
Selling and administrative expense	(206.6)	(118.3)	(254.0)	(24.1)	(303.1)	(906.1)
Other segment items(B)	23.8	21.7	7.4	5.2	(75.6)	(17.5)
Operating income (loss)(C)	$1,519.6	$851.1	$844.7	$9.6	($367.3)	$2,857.7
Other segment information:
Depreciation and amortization	732.1	518.9	247.4	25.9	39.9	1,564.2
Equity affiliates' income(D)	157.0	42.3	101.9	340.9	12.4	654.5
Investments in net assets of and advances to equity affiliates	555.2	331.3	649.9	3,713.2	116.5	5,366.1
Total assets	12,058.7	6,712.2	6,916.8	10,919.4	4,452.4	41,059.5
Expenditures for long-lived assets	2,610.7	406.6	1,010.6	2,868.6	126.1	7,022.6
2024
Sales(A)	$5,040.1	$3,224.3	$2,823.4	$134.4	$878.4	$12,100.6
Cost of sales	(3,284.8)	(2,255.8)	(1,783.7)	(101.0)	(743.4)	(8,168.7)
Selling and administrative expense	(212.5)	(122.0)	(243.2)	(28.2)	(336.5)	(942.4)
Other segment items(B)	22.3	12.7	13.5	0.7	(91.2)	(42.0)
Operating income (loss)(C)	$1,565.1	$859.2	$810.0	$5.9	($292.7)	$2,947.5
Other segment information:
Depreciation and amortization	699.3	471.0	207.1	26.6	47.1	1,451.1
Equity affiliates' income	158.8	32.9	88.1	347.5	20.4	647.7
Investments in net assets of and advances to equity affiliates	472.9	322.9	573.8	3,317.7	105.2	4,792.5
Total assets	12,383.8	7,436.5	5,849.2	8,477.4	5,427.7	39,574.6
Expenditures for long-lived assets	2,733.1	574.8	865.2	2,517.5	106.1	6,796.7
2023
Sales(A)	$5,369.3	$3,216.1	$2,963.1	$162.5	$889.0	$12,600.0
Cost of sales	(3,715.5)	(2,194.6)	(2,080.1)	(120.0)	(722.8)	(8,833.0)
Selling and administrative expense	(222.4)	(123.7)	(224.0)	(26.9)	(360.0)	(957.0)
Other segment items(B)	8.3	8.7	4.4	1.3	(93.5)	(70.8)
Operating income (loss)(C)	$1,439.7	$906.5	$663.4	$16.9	($287.3)	$2,739.2
Other segment information:
Depreciation and amortization	649.3	433.5	196.2	27.5	51.8	1,358.3
Equity affiliates' income	109.2	29.7	102.5	349.8	13.1	604.3
Expenditures for long-lived assets	2,033.7	663.4	482.4	1,312.7	134.2	4,626.4
(A)Sales relate to external customers only. We do not have a homogeneous customer base or end market, and no single customer accounts for more than 10% of our consolidated sales. All intersegment sales are eliminated in consolidation.
(B)For the regional segments, other segment items primarily include impacts from transactions not directly related to our principal earnings activities, such as technology and royalty income and gains and losses on asset sales. For the Corporate and other segment, other segment items primarily include research and development expense and the net impact of gains and losses on foreign currency transactions.
(C)Refer to the Reconciliation of Segment Operating Income to Consolidated Results section below.
(D)Segment equity affiliates’ income in fiscal year 2025 excludes a $6.8 impairment charge related to a joint venture in China, which was recorded as part of our business and asset actions during the second quarter. As a result, total segment equity affiliates’ income does not reconcile to equity affiliates’ income for the total company as reported on the consolidated income statement for the fiscal year ended 30 September 2025.

Reconciliation of Segment Operating Income to Consolidated Results
The table below reconciles segment operating income to income (loss) from continuing operations before taxes as reflected on our consolidated income statements:

Fiscal Year Ended 30 September	2025	2024	2023
Segment Operating Income	$2,857.7	$2,947.5	$2,739.2
Business and asset actions	(3,747.0)	(57.0)	(244.6)
Shareholder activism-related costs	(86.3)	—	—
Gain on sale of business	67.3	1,575.6	—
Gain on sale of other assets (A)	31.3	—	—
Consolidated Operating Income (Loss)	($877.0)	$4,466.1	$2,494.6
Equity affiliates' income	647.7	647.7	604.3
Interest expense	214.0	218.8	177.5
Other non-operating income (expense), net	2.6	(73.8)	(39.0)
Income (Loss) From Continuing Operations Before Taxes	($440.7)	$4,821.2	$2,882.4
(A) Reflected on the consolidated income statements within "Other income (expense), net."
Geographic Information
The geographic information presented below is based on country of origin.
Sales to External Customers

Fiscal Year Ended 30 September	2025	2024	2023
United States	$4,692.5	$4,914.0	$5,234.2
China	1,933.5	1,951.5	1,988.1
Other foreign operations	5,411.3	5,235.1	5,377.7
Total	$12,037.3	$12,100.6	$12,600.0

Long-Lived Assets(A) (Plant and equipment, net)

30 September	2025	2024	2023
United States	$8,909.1	$9,159.3	$7,431.0
Saudi Arabia(B)	6,910.6	5,080.2	1,818.1
China	2,654.6	3,845.7	3,744.7
Other foreign operations	6,863.5	5,285.7	4,478.3
Total	$25,337.8	$23,370.9	$17,472.1
(A)In fiscal year 2025, we recorded impairment charges to long-lived assets associated with various project exits, as described in Note 5, Business and Asset Actions. These charges impacted all regions, with the majority related to projects in the United States.
(B)Long-lived assets in Saudi Arabia primarily relate to the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 30 September 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 30 September 2025, the disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has evaluated the effectiveness of our internal control over financial reporting as of 30 September 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that, as of 30 September 2025, our internal control over financial reporting was effective. Management’s Report on Internal Control over Financial Reporting is provided under Part II, Item 8, of this Annual Report on Form 10-K.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of 30 September 2025. The Report of the Independent Registered Public Accounting Firm is provided under Part II, Item 8, of this Annual Report on Form 10-K.

Item 9B. Other Information
Amendment and Restatement of Bylaws
On 19 November 2025, the Board of Directors approved the amendment and restatement of the Company’s Amended and Restated Bylaws (as further amended and restated, the “Bylaws”), which took effect immediately. The Bylaws supersede the previously existing Amended and Restated Bylaws of the Company, which took effect on 31 January 2025.
The Bylaws were amended to make certain procedural changes to Board and Board committee functions, including revising Article II, Section 2(a) to permit the Chairman of the Board to serve on Board committees and revising Article II, Section 10 and Article II, Section 15 to provide that a majority of the directors must be present to establish a quorum of the Board or a committee, respectively. The amendments also provide that the Vice Chairman may call meetings of directors and modify the role of the President to reflect that if the office is filled, he or she will have responsibilities as assigned by the Board. The amendments also make a number of changes to reflect updates to the Delaware General Corporation Law and the SEC’s adoption of Rule 14a-19 under the Exchange Act. The revisions also make a number of minor updating and conforming changes to remove ambiguity and improve readability.
This summary of the amendment to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated by reference herein.
Rule 10b5-1 Trading Plans
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the fourth quarter of fiscal year 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is incorporated herein by reference to the section captioned “The Board of Directors” in the Proxy Statement for the 2026 Annual Meeting of Shareholders. The information required by this item relating to our executive officers is set forth in Part I, Item 1. Business of this Annual Report on Form 10-K.
The information required by this item relating to our Audit and Finance Committee and our Audit and Finance Committee Financial Expert is incorporated herein by reference to the sections captioned “Board Structure–Standing Committees of the Board” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
The information required by this item relating to our procedures regarding the consideration of candidates recommended by shareholders and a procedure for submission of such candidates is incorporated herein by reference to the section captioned “The Board of Directors–Selection of Directors” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
The information required by this item relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
The information required by this item relating to our insider trading policies and procedures is incorporated herein by reference to the section captioned “Insider Trading Policy” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
We have adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our website at www.airproducts.com/company/governance/code-of-conduct.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Compensation of Directors” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections captioned "Information About Stock Ownership" and “Equity Compensation Plan Information” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors–Director Independence” and “Board Practices, Processes and Policies–Transactions with Related Persons” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section captioned “Fees of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements.

The following is a list of the Consolidated Financial Statements of Air Products and Chemicals, Inc. and its subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	67
Consolidated Income Statements – Fiscal Years Ended 30 September 2025, 2024, and 2023	69
Consolidated Comprehensive Income Statements – Fiscal Years Ended 30 September 2025, 2024, and 2023	70
Consolidated Balance Sheets – 30 September 2025 and 2024	71
Consolidated Statements of Cash Flows – Fiscal Years Ended 30 September 2025, 2024, and 2023	72
Consolidated Statements of Equity – Fiscal Years Ended 30 September 2025, 2024, and 2023	73

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.

(3) Exhibits. The exhibits filed as a part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 152.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws.

3.1	Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 30 June 2023.)*

3.2	Amended and Restated Bylaws of the Company, dated November 19, 2025.

(4)
Instruments defining the rights of security holders, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt.**

4.1
Indenture, dated as of 10 January 1995, between the Company and The Bank of New York Trust, N.A. (formerly Wachovia Bank, National Association and initially First Fidelity Bank Company, National Association), as Trustee. (Filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed 19 January 1995, File No. 033-57357.)*

4.2
Indenture, dated as of 30 April 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed 30 April 2020.)*

4.3	Description of Securities.

(10)	Material Contracts.

10.1	Air Products and Chemicals, Inc. 2021 Long-Term Incentive Plan. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-252722) filed on 4 February 2021.)*†

10.1(a)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2022 awards. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.1(b)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2022.)*†

10.1(c)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2023 Awards. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2022.)*†

10.1(d)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.1(e)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2024 Awards. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.1(f)
Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2025 Awards. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2024.)*†

10.1(g)
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2025 Awards. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2024.)*†

10.2
Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2021.)*†

10.2(a)
Amendment No. 1 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2022.)*†

INDEX TO EXHIBITS

Exhibit No.	Description

10.2(b)
Amendment No. 2 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2024.)*†

10.2(c)
Amendment No. 3 to the Air Products and Chemicals, Inc. Retirement Savings Plan as amended and restated effective 1 January 2022. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 December 2023.)*†

10.3
Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2014.)*†

10.3(a)
Amendment No. 1 dated as of 30 September 2015 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended 30 September 2015.)*†

10.3(b)
Amendment No. 2 dated as of 30 September 2016 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2014. (Filed as Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for fiscal year ended 30 September 2016.)*†

10.3(c)
Amendment No. 3 dated as of 26 July 2017 to the Supplementary Pension Plan of Air Products and Chemicals, Inc. as Amended and Restated effective 1 August 2017.(Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2017.)*†

10.4	Deferred Compensation Plan as Amended and Restated effective 1 January 2018. (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 December 2017.)*†

10.5	Air Products and Chemicals, Inc. Executive Separation Program as amended effective as of 19 November 2025.†

10.6
Air Products and Chemicals, Inc. Senior Management Severance Plan and Summary Plan Description effective 1 August 2022. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended 30 June 2022.)*†

10.7	Form of Change in Control Severance Agreement for an Executive Officer. (Filed as Exhibit 10.2 of the Company's Current Report on Form 8-K dated 23 September 2014.)*†

10.8	Compensation Programs for Nonemployee Directors amended and restated effective 19 November 2025.†

10.9	Deferred Compensation Program for Directors, effective 7 October 2019. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended 31 December 2019.)*†

10.10	5-Year Revolving Credit Agreement dated as of March 28, 2024 for $3,000,000,000. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended 31 March 2024.)*

10.10(a)	Amendment No.1 to Revolving Credit Agreement dated as of 22 August 2024. (Filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2024.)*

10.11	364-Day Revolving Credit Agreement dated as of March 28, 2024 for $500,000,000. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2024.)*
10.11(a)	Amendment No.1 to 364-Day Revolving Credit Agreement dated as of 27 March 2025. (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 31 March 2025.)*

INDEX TO EXHIBITS

Exhibit No.	Description

(19)	Insider Trading Policies and Procedures

19.1	Air Products and Chemicals, Inc. Insider Trading Policy. (Filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2024.)*

(21)	Subsidiaries of the Registrant.

21.1	Subsidiaries of the Registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

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

†	Indicate management contract or compensatory arrangement.

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

AIR PRODUCTS AND CHEMICALS, INC.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	20 November 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eduardo F. Menezes	20 November 2025
Eduardo F. Menezes Chief Executive Officer and Director (Principal Executive Officer)

/s/ Melissa N. Schaeffer	20 November 2025
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Pellicciotti	20 November 2025
William J. Pellicciotti Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	20 November 2025
Tonit M. Calaway Director

*	20 November 2025
Lisa A. Davis Director

*	20 November 2025
Andrew W. Evans Director

Signature and Title	Date

*	20 November 2025
Jessica Trocchi Graziano Director

*	20 November 2025
Paul C. Hilal Director

*	20 November 2025
Bhavesh V. Patel Director

*	20 November 2025
Dennis H. Reilley Director Vice Chairman of the Board of Directors

*	20 November 2025
Wayne T. Smith Director Chairman of the Board of Directors

*	20 November 2025
Alfred Stern Director

*	20 November 2025
Howard Ungerleider Director

*	Matthew Lepore, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to a power of attorney duly executed by such individuals, which is filed with the Securities and Exchange Commission herewith.

/s/ Matthew Lepore
Matthew Lepore
Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

Date: 20 November 2025