Form 10-Q
period 2025-12-31
Air Products & Chemicals, Inc.
filed 2026-01-30
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 December 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 December 2025 was 222,656,008.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 December 2025

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
Forward-looking statements may relate to a number of matters, including expectations regarding revenue, margins, expenses, earnings, tax provisions, cash flows, pension obligations, share repurchases or other statements regarding economic conditions or our business outlook; statements regarding capital expenditures and plans, projects, investment opportunities, and potential transactions that are subject to ongoing negotiations and their expected impact and timing; strategies and objectives for our future operations, including our ability to win new projects and execute the projects in our backlog; and statements regarding our expectations with respect to pending legal claims or disputes. While forward-looking statements are made in good faith and based on assumptions, expectations and projections that management believes are reasonable based on currently available information, actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors, including, without limitation:
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
•tariffs, economic sanctions and regulatory activities in jurisdictions in which we, our affiliates and joint ventures, and our customers and other counterparties operate;
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
•the timing, impact, and other uncertainties relating to acquisitions, divestitures, joint venture activities and other commercial transactions, as well as our ability to integrate acquisitions and separate divested businesses, respectively;

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
In addition to the foregoing factors, forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended 30 September 2025 and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Any of these factors, as well as those not currently anticipated by management, could cause our results of operations, financial condition or liquidity to differ materially from what is expressed or implied by any forward-looking statement. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars, except for share and per share data)	2025	2024
Sales	$3,102.5	$2,931.5
Cost of sales	2,107.5	2,016.5
Selling and administrative expense	228.7	242.4
Research and development expense	20.4	22.0
Business and asset actions	22.0	—
Shareholder activism-related costs	—	29.9
Other income (expense), net	10.6	22.9
Operating Income	734.5	643.6
Equity affiliates' income	172.2	150.6
Interest expense	54.5	42.6
Other non-operating income (expense), net	(1.4)	38.9
Income Before Taxes	850.8	790.5
Income tax expense	159.4	140.7
Net Income	691.4	649.8
Net income attributable to noncontrolling interests	13.2	32.4
Net Income Attributable to Air Products	$678.2	$617.4

Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$3.04	$2.77
Diluted earnings per share attributable to Air Products	$3.04	$2.77

Weighted Average Common Shares (in millions)
Basic	222.8	222.7
Diluted	222.9	222.9

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2025	2024
Net Income	$691.4	$649.8
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of ($1.2) and $46.2	73.5	(624.0)
Net gain on derivatives, net of tax of $0.9 and ($22.0)	35.5	65.7
Reclassification adjustments:
Derivatives, net of tax of $4.8 and $27.8	16.6	91.9
Pension and postretirement benefits, net of tax of $3.4 and $3.3	9.3	11.0
Total Other Comprehensive Income (Loss)	134.9	(455.4)
Comprehensive Income	$826.3	$194.4
Net Income Attributable to Noncontrolling Interests	13.2	32.4
Other Comprehensive Income Attributable to Noncontrolling Interests	24.2	103.1
Comprehensive Income Attributable to Air Products	$788.9	$58.9

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 December	30 September
(Millions of U.S. Dollars, except for share and per share data)	2025	2025
Assets
Current Assets
Cash and cash items	$1,026.4	$1,856.0
Trade receivables, net	1,894.9	1,901.2
Inventories	788.1	776.5
Prepaid expenses	163.8	174.9
Assets held for sale	472.6	427.7
Other receivables and current assets	757.4	689.5
Total Current Assets	$5,103.2	$5,825.8
Investment in net assets of and advances to equity affiliates	5,440.1	5,366.1
Plant and equipment, at cost	43,785.2	42,754.8
Less: accumulated depreciation	17,643.1	17,417.0
Plant and equipment, net	$26,142.1	$25,337.8
Goodwill, net	971.5	963.9
Intangible assets, net	294.4	293.5
Operating lease right-of-use assets, net	925.2	944.0
Noncurrent lease receivables	299.6	307.1
Financing receivables	964.6	1,000.0
Other noncurrent assets	1,100.0	1,021.3
Total Noncurrent Assets	$36,137.5	$35,233.7
Total Assets(A)	$41,240.7	$41,059.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$3,035.3	$3,237.7
Accrued income taxes	174.5	179.4
Short-term borrowings	66.7	34.7
Current portion of long-term debt	169.8	716.3
Liabilities held for sale	51.6	50.5
Total Current Liabilities	$3,497.9	$4,218.6
Long-term debt	17,114.6	16,769.9
Long-term debt – related party	180.7	177.5
Noncurrent operating lease liabilities	607.0	616.0
Other noncurrent liabilities	1,341.5	1,348.1
Deferred income taxes	661.9	579.6
Total Noncurrent Liabilities	$19,905.7	$19,491.1
Total Liabilities(A)	$23,403.6	$23,709.7
Commitments and Contingencies - See Note 11
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2026 and 2025 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,305.6	1,306.5
Retained earnings	17,838.0	17,558.6
Accumulated other comprehensive loss	(1,977.1)	(2,087.8)
Treasury stock, at cost (2026 - 26,799,576 shares; 2025 - 26,867,328 shares)	(2,004.6)	(2,001.8)
Total Air Products Shareholders’ Equity	$15,411.3	$15,024.9
Noncontrolling Interests(A)	2,425.8	2,324.9
Total Equity	$17,837.1	$17,349.8
Total Liabilities and Equity	$41,240.7	$41,059.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $7,684.6 and $7,134.7 as of 31 December 2025 and 30 September 2025, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $5,304.8 and $4,937.7 as of 31 December 2025 and 30 September 2025, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	31 December
(Millions of U.S. Dollars)	2025	2024
Operating Activities
Net income	$691.4	$649.8
Less: Net income attributable to noncontrolling interests	13.2	32.4
Net income attributable to Air Products	$678.2	$617.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	$370.7	$366.8
Deferred income taxes	78.2	(6.3)
Business and asset actions	22.0	—
Undistributed earnings of equity method investments	(28.5)	(48.4)
Gain on sale of assets and investments	(2.2)	(10.1)
Share-based compensation	10.6	16.4
Noncurrent lease receivables	12.0	15.0
Other adjustments	(25.2)	(122.6)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	6.1	(47.8)
Inventories	(11.0)	6.4
Other receivables	(27.8)	9.0
Payables and accrued liabilities	(191.3)	30.5
Other working capital	8.9	(14.6)
Cash Provided by Operating Activities	$900.7	$811.7
Investing Activities
Additions to plant and equipment, including long-term deposits	($1,251.2)	($2,117.6)
Investments in and advances to unconsolidated affiliates	(20.0)	—
Investments in financing receivables	—	(15.3)
Proceeds from sale of assets and investments	26.1	34.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	5.0
Proceeds from other investing activities	2.2	29.0
Cash Used for Investing Activities	($1,242.9)	($2,182.1)
Financing Activities
Long-term debt proceeds	$382.5	$459.2
Payments on long-term debt	(569.6)	(12.1)
Net increase (decrease) in commercial paper and short-term borrowings	67.3	(21.5)
Dividends paid to shareholders	(398.4)	(393.6)
Investments by noncontrolling interests	61.0	280.9
Other financing activities	(32.9)	(38.7)
Cash (Used for) Provided by Financing Activities	($490.1)	$274.2
Effect of Exchange Rate Changes on Cash	2.7	(38.0)
Decrease in cash and cash items	($829.6)	($1,134.2)
Cash and cash items – Beginning of Year	1,856.0	2,979.7
Cash and Cash Items – End of Period	$1,026.4	$1,845.5
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 31 December 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2025	$249.4	$1,306.5	$17,558.6	($2,087.8)	($2,001.8)	$15,024.9	$2,324.9	$17,349.8
Net income	—	—	678.2	—	—	678.2	13.2	691.4
Other comprehensive income	—	—	—	110.7	—	110.7	24.2	134.9
Dividends on common stock ($1.79 per share)	—	—	(398.6)	—	—	(398.6)	—	(398.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	10.5	—	—	—	10.5	—	10.5
Issuance of treasury shares for award plans	—	(8.1)	—	—	(2.8)	(10.9)	—	(10.9)
Investments by noncontrolling interests	—	—	—	—	—	—	60.6	60.6
Purchase of noncontrolling interests	—	(3.3)	—	—	—	(3.3)	3.3	—
Other equity transactions	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Balance as of 31 December 2025	$249.4	$1,305.6	$17,838.0	($1,977.1)	($2,004.6)	$15,411.3	$2,425.8	$17,837.1

	Three Months Ended 31 December 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income	—	—	617.4	—	—	617.4	32.4	649.8
Other comprehensive income (loss)	—	—	—	(558.5)	—	(558.5)	103.1	(455.4)
Dividends on common stock ($1.77 per share)	—	—	(393.8)	—	—	(393.8)	—	(393.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Share-based compensation	—	14.3	—	—	—	14.3	—	14.3
Issuance of treasury shares for stock option and award plans	—	(6.8)	—	—	(15.0)	(21.8)	—	(21.8)
Investments by noncontrolling interests	—	—	—	—	—	—	281.0	281.0
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	0.2	(2.0)	—	—	(1.8)	—	(1.8)
Balance as of 31 December 2024	$249.4	$1,260.9	$19,767.3	($2,586.2)	($1,999.1)	$16,692.3	$2,046.4	$18,738.7
(A)Accumulated other comprehensive loss.

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
Basis of Presentation
The interim consolidated financial statements of Air Products and Chemicals, Inc. and its controlled subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying notes are an integral part of these statements.
Certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been condensed or omitted as permitted under such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated and contain adequate disclosures to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the notes to the interim consolidated financial statements. Certain prior period information has been reclassified to conform to the current year presentation.
To fully understand the basis of presentation, the interim consolidated financial statements and related notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended 30 September 2025 (the "2025 Form 10-K"), which was filed with the SEC on 20 November 2025. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.
Major Accounting Policies
Refer to our 2025 Form 10-K for a description of our major accounting policies. There were no significant changes to these accounting policies during the first quarter of fiscal year 2026.
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
Government Grants
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities”, which provides guidance on the recognition, measurement, and presentation of government grants. This update will be effective at the beginning of fiscal year 2030, although early adoption is permitted. The amendments can be applied on a modified prospective approach, modified retrospective approach, or a full retrospective approach. We are evaluating the impact this update will have on our financial statements.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This guidance addresses the form and content of interim financial statements, lists interim disclosures required by other codification topics, and establishes a principle for disclosing events since the end of the last annual reporting period that have a material impact. This update will be effective for interim periods beginning in fiscal year 2029, although early adoption is permitted. The ASU can be applied prospectively or retrospectively. We are evaluating the impact this update will have on our disclosures.

3. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of the NEOM Green Hydrogen Company joint venture ("NGHC"), a variable interest entity ("VIE") that is consolidated in our Middle East and India segment. We are not the primary beneficiary of any other material VIEs.
Our other material VIEs are those in which we hold variable interests but are not the primary beneficiary. We have an equity interest and exercise significant influence in the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), which we account for as an equity method investment in our Middle East and India segment. We have no equity interest in World Energy, LLC ("World Energy"), but hold a variable interest through a financing receivable that was fully reserved in connection with our exit from the sustainable aviation fuel expansion project during the second quarter of fiscal year 2025.
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
Under the project financing discussed below, the assets of NGHC can only be used to settle obligations of the joint venture, and creditors of NGHC do not have recourse to the general credit of Air Products. A table summarizing balances associated with NGHC as reflected on our consolidated balance sheets is provided on page 14.
Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction agreement, naming Air Products as the main contractor and system integrator for the facility. To support the project, NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and is being drawn over the construction period. At the same time, NGHC secured additional credit facilities totaling approximately $500, primarily for NGHC's working capital needs. These facilities are also non-recourse to Air Products. Total principal borrowings were $5.3 billion and $4.9 billion as of 31 December 2025 and 30 September 2025, respectively. Long-term principal borrowings of approximately $365 during the first quarter of fiscal year 2026 were primarily drawn under a 2.00% stated-rate Saudi Riyal facility.
The borrowings discussed above are primarily from long-term facilities that are presented net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets. Short-term borrowings were $36.7 and $24.0 as of 31 December 2025 and 30 September 2025, respectively, under a variable-rate Saudi Riyal facility that carried an interest rate of 5.00% as of 31 December 2025.

Interest Rate Swaps
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge long-term variable-rate debt facilities available under the project financing during the construction period. In fiscal year 2024, we discontinued cash flow hedge accounting for certain swaps due to changes in the anticipated drawdown timeline for the hedged borrowings. As a result, unrealized gains and losses for the de-designated swaps were recorded to "Other non-operating income (expense), net" on our consolidated income statements. During the first quarter of fiscal year 2025, we recorded an unrealized gain of $38.8 ($10.3 attributable to Air Products after tax), with $25.2 attributable to our noncontrolling partners.
We re-designated the affected swaps as outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material. As of 1 January 2026, all swaps have been re-designated as cash flow hedges.
NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 December	30 September
	2025	2025
Assets
Cash and cash items	$128.7	$40.3
Trade receivables, net	1.4	1.1
Prepaid expenses	18.0	20.7
Other receivables and current assets	133.5	107.2
Total Current Assets	$281.6	$169.3
Plant and equipment, net	6,995.2	6,593.9
Operating lease right-of-use assets, net	213.5	218.0
Other noncurrent assets	194.3	153.5
Total Noncurrent Assets	$7,403.0	$6,965.4
Total Assets	$7,684.6	$7,134.7
Liabilities
Payables and accrued liabilities	$201.1	$201.7
Accrued income taxes	3.0	1.2
Short-term borrowings	36.7	24.0
Total Current Liabilities	$240.8	$226.9
Long-term debt	5,027.1	4,677.6
Noncurrent operating lease liabilities	17.9	17.8
Other noncurrent liabilities	2.0	1.6
Deferred income taxes	17.0	13.8
Total Noncurrent Liabilities	$5,064.0	$4,710.8
Total Liabilities	$5,304.8	$4,937.7
Equity
Accumulated other comprehensive income	$48.8	$38.3
Noncontrolling interests	1,580.2	1,493.6

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
Our loss exposure is limited to the carrying value of our investment in the joint venture which, including amounts attributable to noncontrolling interests, totaled $3.1 billion as of both 31 December 2025 and 30 September 2025.
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
World Energy
In November 2023, we purchased a sustainable aviation fuel (“SAF”) facility in Paramount, California, from World Energy and accounted for the transaction as a financing arrangement because the agreement contained an embedded sales-type lease. Additionally, we entered into a Master Project Agreement ("MPA") that included terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. We determined that World Energy is a VIE, and our financing receivable represented a variable interest in World Energy. We are not the primary beneficiary as we did not control key operating decisions.
In February 2025, we terminated the MPA and announced our decision to exit the project. Cumulative project exit charges recorded in connection with this decision totaled approximately $1.9 billion through 31 December 2025, the majority of which were recognized in the second quarter of fiscal year 2025 and primarily related to the write-down of plant and equipment. These project exit charges were recorded with other business and asset actions discussed in Note 4, Business and Asset Actions.
We have no further loss exposure related to our variable interest in World Energy as of 31 December 2025; however, future impacts to earnings may occur as we finalize our exit from the project. Estimates used to calculate the charges reflect our best judgment based on information available as of 31 December 2025.

4. BUSINESS AND ASSET ACTIONS
Project Exit Costs
During the first quarter of fiscal year 2026, we recorded charges for business and asset actions totaling $28.3 ($24.6 after tax) related to project exits announced in fiscal year 2025. Of these charges, $22.0 were recorded within operating income to reflect updated cost estimates as we settle project‑related commitments and sell associated assets. The remaining $6.3 was recorded to "Other non‑operating income (expense), net" and reflects losses on cross‑currency interest rate swaps terminated in connection with the early repayment of related intercompany loans for one of the affected gasification projects.
Project exit decisions reached in fiscal year 2025 were part of a review initiated by our Board of Directors and Chief Executive Officer to focus resources on projects we believe will deliver the greatest value to our shareholders. These actions primarily affected clean‑energy generation and distribution projects, including three U.S.-based projects within the Americas segment, as well as several smaller-scale projects across our global portfolio. The exit decisions were driven by several factors, including challenging commercial conditions and unfavorable regulatory actions, as well as customer‑related challenges for two coal gasification plants in China that resulted in assets and liabilities being classified as held for sale. Assets held for sale primarily include plant and equipment. The project review remains ongoing and may result in additional costs in future periods.
Cumulative charges incurred in connection with these decisions totaled approximately $3.6 billion through 31 December 2025, the majority of which were recognized in the second quarter of fiscal year 2025. Noncash expenses of approximately $3.3 billion included $2.5 billion to write down plant and equipment, with the remainder primarily related to other assets associated with our exit from the sustainable aviation fuel expansion project with World Energy as discussed in Note 3, Variable Interest Entities.
Cash obligations primarily relate to costs to terminate contractual commitments and settle asset retirement obligations. Total cash outflows are expected to be approximately $360 once the actions are fully implemented. Approximately $200 has been paid through 31 December 2025.
The table below provides a reconciliation of the beginning and ending liability balances associated with project exit activities, which are reflected within “Payables and Accrued Liabilities” on our consolidated balance sheets:

Amount accrued as of 30 September 2025	$178.3
Changes in estimates	9.3
Cash payments	(25.7)
Currency translation adjustment	0.1
Amount accrued as of 31 December 2025	$162.0
Both the held-for-sale assets and other marketable plant and equipment were subject to Level 3 fair value measurements due to the use of significant unobservable inputs. There were no material changes to the valuation assumptions during the first quarter of fiscal year 2026. Refer to Note 9, Fair Value Measurements, for additional information.
Estimates related to the actions described above reflect our best judgment based on information available as of 31 December 2025. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods. While we expect the related exit activities to be completed in fiscal year 2026, we cannot predict the occurrence of future events and circumstances that could extend this process beyond one year in certain cases.

Global Cost Reduction Plan
In June 2023, we initiated a global cost reduction plan that provides severance and other postemployment benefits to employees designated for involuntary separation. In accordance with our accounting policy, we recognize related costs in the period management formally commits to a defined set of actions under the plan. Benefits are determined based on the terms of our established ongoing benefit arrangements. Since the plan was initiated, we have incurred cumulative costs totaling $207.7 for approximately 3,600 employees globally. No costs were incurred under the plan for the periods presented on the consolidated income statements.
The table below provides a reconciliation of the beginning and ending liability balances associated with our global cost reduction plan, which are reflected within “Payables and Accrued Liabilities” on our consolidated balance sheets:

Amount accrued as of 30 September 2025	$101.6
Cash payments	(14.8)
Currency translation adjustment	0.1
Amount accrued as of 31 December 2025	$86.9

The remaining liability as of 31 December 2025 relates to employees identified during fiscal year 2025. We expect implementation of these actions to be substantially complete by the end of fiscal year 2026. However, position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond one year in certain cases.

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

	Three Months Ended 31 December 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$783.9	$569.7	$264.0	$16.3	$—	$1,633.9	53%
Merchant	557.8	261.8	518.0	14.0	—	1,351.6	43%
Sale of equipment	—	—	—	—	117.0	117.0	4%
Total	$1,341.7	$831.5	$782.0	$30.3	$117.0	$3,102.5	100%

	Three Months Ended 31 December 2024
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$713.1	$529.3	$228.3	$17.6	$—	$1,488.3	51%
Merchant	574.5	287.8	468.9	15.2	—	1,346.4	46%
Sale of Equipment	—	—	—	—	96.8	96.8	3%
Total	$1,287.6	$817.1	$697.2	$32.8	$96.8	$2,931.5	100%
Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales for the periods presented.
Remaining Performance Obligations
As of 31 December 2025, the transaction price allocated to remaining performance obligations is estimated to be approximately $26 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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

Contract Balances
The table below details balances arising from contracts with customers:

		31 December	30 September
	Balance Sheet Location	2025	2025
Assets
Contract assets – current	Other receivables and current assets	$142.0	$152.6
Contract fulfillment costs – current	Other receivables and current assets	91.5	85.4
Contract assets – noncurrent	Other noncurrent assets	102.5	82.3
Contract fulfillment costs – noncurrent	Other noncurrent assets	37.1	33.8
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$250.2	$253.4
Contract liabilities – noncurrent	Other noncurrent liabilities	281.8	283.6
During the first three months of fiscal year 2026, we recognized sales of approximately $30 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2025.
6. INVENTORIES
The components of inventories are as follows:

	31 December	30 September
	2025	2025
Finished goods	$199.5	$191.9
Work in process	38.6	42.4
Raw materials, supplies, and other	550.0	542.2
Inventories	$788.1	$776.5
7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the three months ended 31 December 2025 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2025	$143.5	$172.5	$597.9	$15.8	$34.2	$963.9
Currency translation	2.7	(0.2)	5.1	—	—	7.6
Goodwill, net as of 31 December 2025	$146.2	$172.3	$603.0	$15.8	$34.2	$971.5

	31 December	30 September
	2025	2025
Goodwill, gross	$1,265.8	$1,238.6
Accumulated impairment losses(A)	($294.3)	($274.7)
Goodwill, net	$971.5	$963.9
(A) Accumulated impairment losses are attributable to our Latin America reporting unit ("LASA") within the Americas segment and include the impact of currency translation.
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of the U.S. Dollar and each of the Chinese Renminbi, South Korean Won, and Canadian Dollar. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 December 2025 is 2.2 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 December 2025		30 September 2025
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,094.9	0.4	$3,625.5	0.6
Net investment hedges	87.6	0.5	73.9	0.8
Not designated	2,653.3	1.2	2,968.6	1.2
Total Forward Exchange Contracts	$6,835.8	0.7	$6,668.0	0.9
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €3,174.8 million ($3,729.8) at 31 December 2025 and €3,188.1 million ($3,741.5) at 30 September 2025. The designated foreign currency-denominated debt is presented within "Long-term debt" on our consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 December 2025, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
Cross Currency Interest Rate Swap Contracts
We enter into cross currency interest rate swap contracts when our risk management function deems necessary. These contracts may entail both the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement and the exchange of one currency for another currency at inception and at a specified future date. The contracts are used to hedge either certain net investments in foreign operations or non-functional currency cash flows related to intercompany loans. The current cross currency interest rate swap portfolio consists of fixed-to-fixed swaps primarily between the U.S. Dollar and each of the Chinese Renminbi, South Korean Won, and New Taiwan Dollar.
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 December 2025				30 September 2025
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	SOFR	1.80%	2.4	$800.0	SOFR	1.64%	2.0
Interest rate swaps (cash flow hedge)(A)	$3,363.0	2.80%	SOFR	19.9	$3,106.0	2.78%	SOFR	20.1
Interest rate swaps (not designated)(A)	$135.2	3.28%	SOFR	19.9	$269.1	3.28%	SOFR	20.2
Cross currency interest rate swaps (net investment hedge)	$2,043.8	2.09%	3.72%	2.3	$70.3	4.86%	4.53%	0.5
Cross currency interest rate swaps (cash flow hedge)	$102.4	5.23%	2.94%	1.0	$247.7	5.21%	3.12%	1.6
Cross currency interest rate swaps (not designated)	$26.5	0.15%	1.85%	1.4	$—	—%	—%	0.0
(A)We temporarily discontinued cash flow hedge accounting for certain floating-to-fixed interest rate swaps related to project financing for the NEOM Green Hydrogen Project beginning in the third quarter of fiscal year 2024 due to changes in the anticipated drawdown timeline for the hedged borrowings. As of 1 January 2026, all swaps have been re-designated as cash flow hedges. Refer to Note 3, Variable Interest Entities, for additional information.

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 December	30 September	31 December	30 September
Balance Sheet Location	2025	2025	2025	2025
Current portion of long-term debt	$—	$549.7	$—	($0.3)
Long-term debt	$1,525.7	$1,522.5	($20.2)	($23.1)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 December	30 September	Balance Sheet Location	31 December	30 September
		2025	2025		2025	2025
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$52.6	$50.7	Payables and accrued liabilities	$45.3	$21.4
Interest rate management contracts	Other receivables and current assets	5.5	13.1	Payables and accrued liabilities	4.1	0.3
Forward exchange contracts	Other noncurrent assets	9.4	10.1	Other noncurrent liabilities	1.8	3.4
Interest rate management contracts	Other noncurrent assets	203.6	138.2	Other noncurrent liabilities	48.9	23.8
Total Derivatives Designated as Hedging Instruments		$271.1	$212.1		$100.1	$48.9
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$9.9	$17.8	Payables and accrued liabilities	$8.9	$14.2
Forward exchange contracts	Other noncurrent assets	0.4	2.7	Other noncurrent liabilities	28.6	30.5
Interest rate management contracts	Other noncurrent assets	7.3	11.8	Other noncurrent liabilities	0.5	—
Total Derivatives Not Designated as Hedging Instruments		$17.6	$32.3		$38.0	$44.7
Total Derivatives		$288.7	$244.4		$138.1	$93.6
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended
	31 December
	2025	2024
Net Investment Hedging Relationships
Forward exchange contracts	($5.1)	$53.9
Foreign currency debt	(4.2)	140.4
Cross currency interest rate swaps(A)	(8.2)	0.4
Total Amount Recognized in OCI	(17.5)	194.7
Tax effects	4.2	(47.5)
Net Amount Recognized in OCI	($13.3)	$147.2
(A)Excluded components for cross currency interest rate swaps are recognized in “Payables and accrued liabilities” and “Other receivables and current assets” as a component of accrued interest payable and accrued interest receivable, respectively. These excluded components are recorded in “Other non-operating income (expense), net” over the life of the cross currency interest rate swap consistent with forward exchange contracts.

	Three Months Ended
	31 December
	2025	2024
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($0.8)	($177.8)
Forward exchange contracts, excluded components	(7.4)	(1.5)
Other(A)	44.6	223.0
Total Amount Recognized in OCI	36.4	43.7
Tax effects	(0.9)	22.0
Net Amount Recognized in OCI	$35.5	$65.7
(A)Other primarily includes interest rate and cross currency interest rate swaps for which excluded components are recognized in “Payables and accrued liabilities” and “Other receivables and current assets” as a component of accrued interest payable and accrued interest receivable, respectively. These excluded components are recorded in “Other non-operating income (expense), net” over the life of the cross currency interest rate swap consistent with forward exchange contracts. Other also includes the recognition of our share of gains and losses, net of tax, related to interest rate swaps held by our equity affiliates.

The table below summarizes the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 December
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024	2025	2024	2025	2024
Total presented in consolidated income statements that includes effects of hedging below	$3,102.5	$2,931.5	$2,107.5	$2,016.5	$54.5	$42.6	($1.4)	$38.9
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($1.1)	$0.2	$0.2	$0.9	$—	$—	$7.2	$129.3
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.5	6.1
Other:
Amount reclassified from OCI into income	—	—	—	—	(0.4)	0.5	10.0	(17.3)
Total (Gain) Loss Reclassified from OCI to Income	(1.1)	0.2	0.2	0.9	(0.4)	0.5	22.7	118.1
Tax effects	0.2	—	—	(0.1)	0.1	(0.2)	(5.1)	(27.5)
Net (Gain) Loss Reclassified from OCI to Income	($0.9)	$0.2	$0.2	$0.8	($0.3)	$0.3	$17.6	$90.6
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$3.2	($10.9)	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(3.2)	10.9	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 December
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2025	2024	2025	2024
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	$0.5	($3.9)	($0.4)	($1.9)
De-designated interest rate swaps	—	—	(1.9)	(38.8)
Other	—	—	0.5	(1.7)
Total (Gain) Loss Recognized in Income	$0.5	($3.9)	($1.8)	($42.4)

The amount of unrealized gains and losses related to cash flow hedges as of 31 December 2025 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $79.9 and $43.3 as of 31 December 2025 and 30 September 2025, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $225.8 and $174.0 as of 31 December 2025 and 30 September 2025, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 December 2025		30 September 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$72.3	$72.3	$81.3	$81.3
Interest rate management contracts	216.4	216.4	163.1	163.1
Liabilities
Derivatives
Forward exchange contracts	$84.6	$84.6	$69.5	$69.5
Interest rate management contracts	53.5	53.5	24.1	24.1
Long-term debt, including current portion and related party	17,465.1	17,141.2	17,663.7	17,348.7
The carrying amounts reported on the consolidated balance sheets for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 December 2025				30 September 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$72.3	$—	$72.3	$—	$81.3	$—	$81.3	$—
Interest rate management contracts	216.4	—	216.4	—	163.1	—	163.1	—
Total Assets at Fair Value	$288.7	$—	$288.7	$—	$244.4	$—	$244.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$84.6	$—	$84.6	$—	$69.5	$—	$69.5	$—
Interest rate management contracts	53.5	—	53.5	—	24.1	—	24.1	—
Total Liabilities at Fair Value	$138.1	$—	$138.1	$—	$93.6	$—	$93.6	$—

Nonrecurring Fair Value Measurements – Project Exit Activities
We estimate the value of certain long-lived assets associated with exited projects using Level 3 inputs under the fair value hierarchy due to the absence of observable market prices and significant reliance on management judgment and estimation techniques. These assets are described below. For additional information regarding project exit activities, refer to Note 4, Business and Asset Actions.
Long-lived assets that met the held-for-sale criteria and are actively being marketed for sale.
Because there were no observable market prices available, fair value, including costs to sell, for long-lived assets that met the held-for-sale criteria was estimated using an internally developed discounted cash flow analysis, which resulted in an impairment charge of $350.6 in the fourth quarter of fiscal year 2025. There were no material changes to valuation assumptions during the first quarter of fiscal year 2026. We continue to expect the sales of these assets to be completed in fiscal year 2026. Any gain or loss from the sales will be recognized upon closing based on the carrying amounts classified as held for sale. Interim adjustments may be recorded prior to closing if market participant assumptions or other valuation inputs change, including updates to expected selling price or transaction timing.
Plant and equipment that did not meet the held‑for‑sale criteria but are capable of being sold through secondary equipment markets.
These assets were evaluated for recoverability in fiscal year 2025, and the resulting impairment loss of approximately $2.1 billion was recorded primarily during the second quarter using an orderly liquidation valuation approach. The impairment charge reflects the difference between the estimated liquidation value and the net book value of the assets as of 31 March 2025. There were no material changes in the estimated net realizable value for any remaining assets not disposed as of 31 December 2025.
The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

Balance Sheet Location	Total Estimated Value	Level 1	Level 2	Level 3
Assets held for sale	$447.9	$—	$—	$447.9
Plant and equipment, net	13.5	—	—	13.5

10. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three months ended 31 December 2025 and 2024 were as follows:

	Pension Benefits
	2025			2024
Three Months Ended 31 December	U.S.	International	Total	U.S.	International	Total
Service cost	$1.9	$3.0	$4.9	$2.3	$2.9	$5.2
Non-service cost:
Interest cost	29.0	14.6	43.6	29.9	13.9	43.8
Expected return on plan assets	(35.2)	(17.0)	(52.2)	(33.2)	(14.7)	(47.9)
Prior service cost amortization	0.3	0.3	0.6	0.3	0.2	0.5
Actuarial loss amortization	8.9	2.5	11.4	11.7	2.4	14.1
Other	—	0.3	0.3	—	0.1	0.1
Net Periodic Cost	$4.9	$3.7	$8.6	$11.0	$4.8	$15.8

Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2026 and 2025 were not material. The non-service related impacts are presented outside operating results within "Other non-operating income (expense), net."
For the three months ended 31 December 2025 and 2024, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $5.1 and $8.2, respectively. Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.
During the three months ended 31 December 2025 and 2024, we recognized actuarial loss (gain) amortization of $0.7 and ($0.3) for our other postretirement benefits plans.
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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 31 December 2025 and 30 September 2025, the consolidated balance sheets included accruals of $85.1 and $85.6, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $85 to a reasonably possible upper exposure of $98 as of 31 December 2025.

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
Pace
As of 31 December 2025, $53.4 of the environmental accrual was related to our facility in Pace, Florida.
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

Piedmont
As of 31 December 2025, $10.0 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
Pasadena
As of 31 December 2025, $9.7 of the environmental accrual was related to a production facility site in Pasadena, Texas.
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

12. SHARE-BASED COMPENSATION
Our share-based compensation program includes performance and time-based deferred stock units. We issue shares from treasury stock upon the payout of deferred stock units. As of 31 December 2025, there were 0.6 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended
	31 December
	2025	2024
Before-tax share-based compensation cost	$10.3	$16.5
Income tax benefit	(2.4)	(4.0)
After-tax share-based compensation cost	$7.9	$12.5
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first three months of fiscal years 2026 and 2025 was not material.
Deferred Stock Units
During the three months ended 31 December 2025, we granted 100,048 performance shares to be earned over the performance period beginning 1 October 2025 and ending 30 September 2028.
The award conditions are equally weighted between market-based awards, which consider total shareholder return ("TSR") measured against a fixed group of companies that comprise the S&P 500 Industrials Index and the S&P Materials Index and awards that consider an internal performance measure for return on capital.
The fair value of the portion of the awards subject to the achievement of return on capital targets were valued based on the closing stock price of $260.86 on the grant date. The portion of the awards subject to market conditions were valued using a Monte Carlo simulation on the date of grant with an estimated grant-date fair value of $275.21 per unit. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.
The calculation of the fair value of market-based deferred stock units used the following assumptions:

Expected volatility	34.5%
Risk-free interest rate	3.6%
Expected dividend yield	2.7%
In addition, during the three months ended 31 December 2025, we granted 121,005 time-based deferred stock units at a weighted average grant-date fair value of $260.80.
We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. For the portion of performance shares subject to the achievement of return on capital, we consider the probability of meeting performance targets when recording compensation expense throughout the performance period.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below summarizes changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three months ended 31 December 2025:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2025	$49.3	($1,640.7)	($496.4)	($2,087.8)
Other comprehensive income before reclassifications	35.5	73.5	—	109.0
Amounts reclassified from AOCL	16.6	—	9.3	25.9
Net current period other comprehensive income	$52.1	$73.5	$9.3	$134.9
Amount attributable to noncontrolling interests	27.3	(3.0)	(0.1)	24.2
Balance at 31 December 2025	$74.1	($1,564.2)	($487.0)	($1,977.1)

The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended
	31 December
	2025	2024
Loss on Cash Flow Hedges, net of tax
Sales	($0.9)	$0.2
Cost of sales	0.2	0.8
Interest expense	(0.3)	0.3
Other non-operating income (expense), net	17.6	90.6
Total Loss on Cash Flow Hedges, net of tax	$16.6	$91.9
Pension and Postretirement Benefits, net of tax(A)	$9.3	$11.0
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 10, Retirement Benefits, for additional information.

14. EARNINGS PER SHARE
The table below details the computation of basic and diluted earnings per share:

	Three Months Ended
	31 December
	2025	2024
Numerator
Net income attributable to Air Products	$678.2	$617.4
Denominator (in millions)
Weighted average common shares — Basic	222.8	222.7
Effect of dilutive securities:
Employee award plans	0.1	0.2
Weighted average common shares — Diluted	222.9	222.9
Per Share Data (U.S. Dollars per share)
Basic earnings per share attributable to Air Products	$3.04	$2.77
Diluted earnings per share attributable to Air Products	$3.04	$2.77

The table below summarizes antidilutive outstanding share-based awards that were excluded from the computation of diluted earnings per share:

	Three Months Ended
	31 December
	2025	2024
Antidilutive outstanding share-based awards	0.1	0.1

15. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $85 and $80 for the three months ended 31 December 2025 and 2024, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 December 2025 and 30 September 2025, our consolidated balance sheets included related party trade receivables of approximately $160 and $105, respectively.
As of 31 December 2025, total debt owed to related parties was $240.7, consisting of shareholder loans with our joint venture partner, Lu’An Clean Energy Company. As of 30 September 2025, total debt owed to related parties was $236.5. These amounts included $60.0 and $59.0, respectively, presented within "Current portion of long-term debt" on the consolidated balance sheets.
Prior Year Shareholder Activism-Related Costs
During the first quarter of fiscal year 2025, we recorded shareholder activism-related costs of $29.9 ($21.9 after tax) in connection with a proxy contest. These costs included legal and other professional service fees and proxy solicitation expenses.

Income Taxes
Effective Tax Rate
Our effective tax rate was 18.7% and 17.8% for the three months ended 31 December 2025 and 2024, respectively.
Cash Paid for Taxes, Net of Refunds
Income tax payments, net of refunds, were $109.1 and $123.6 for the three months ended 31 December 2025 and 2024, respectively.
Debt Repayment
During the first quarter of fiscal year 2026, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. Changes to project revenue and cost estimates unfavorably impacted operating results by approximately $33 and $28 for the first three months of fiscal years 2026 and 2025, respectively.
16. BUSINESS SEGMENT INFORMATION
We determine our reportable segments based on the manner in which our Chief Operating Decision Maker ("CODM") reviews financial results and allocates resources. The accounting policies applied to our reportable segments are consistent with those used in the preparation of our consolidated financial statements. Our reportable segments are as follows:
•Americas;
•Asia;
•Europe;
•Middle East and India; and
•Corporate and other.
The Americas, Asia, Europe, and Middle East and India segments represent the operations of our regional industrial gases business. Each of these segments qualifies as an individual operating segment and does not reflect the aggregation of multiple operating segments. Corporate and other consists of two operating segments that meet the aggregation criteria under GAAP. All segments also include our share of results from several equity method joint ventures.
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

Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 December 2025
Sales(A)	$1,341.7	$831.5	$782.0	$30.3	$117.0	$3,102.5
Cost of sales	(886.6)	(573.2)	(491.7)	(19.9)	(136.1)	(2,107.5)
Selling and administrative expense	(55.2)	(28.0)	(67.0)	(5.0)	(73.5)	(228.7)
Other segment items(B)	3.9	2.0	0.2	0.4	(16.3)	(9.8)
Operating income (loss)(C)	403.8	232.3	223.5	5.8	(108.9)	756.5
Other segment information:
Depreciation and amortization	171.9	112.7	69.8	6.2	10.1	370.7
Equity affiliates' income (loss)	51.7	13.8	23.4	84.5	(1.2)	172.2
Expenditures for long-lived assets	503.7	103.6	209.1	405.3	29.5	1,251.2
Three Months Ended 31 December 2024
Sales(A)	$1,287.6	$817.1	$697.2	$32.8	$96.8	$2,931.5
Cost of sales	(855.1)	(572.1)	(449.4)	(25.7)	(114.2)	(2,016.5)
Selling and administrative expense	(54.4)	(31.5)	(61.9)	(7.8)	(86.8)	(242.4)
Other segment items(B)	10.1	2.9	0.6	0.1	(12.8)	0.9
Operating income (loss)(C)	388.2	216.4	186.5	(0.6)	(117.0)	673.5
Other segment information:
Depreciation and amortization	173.4	122.9	54.5	6.5	9.5	366.8
Equity affiliates' income	35.1	10.3	18.2	85.0	2.0	150.6
Expenditures for long-lived assets	690.7	99.9	230.6	1,040.4	56.0	2,117.6
As of 31 December 2025
Investment in net assets of and advances to equity affiliates	$600.3	$338.8	$671.6	$3,714.6	$114.8	$5,440.1
Total assets	12,447.2	6,766.2	7,086.5	11,313.5	3,627.3	41,240.7
As of 30 September 2025
Investment in net assets of and advances to equity affiliates	$555.2	$331.3	$649.9	$3,713.2	$116.5	$5,366.1
Total assets	12,058.7	6,712.2	6,916.8	10,919.4	4,452.4	41,059.5
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
(C)Operating income (loss) for our reportable segments does not include gains or losses that management does not consider to be indicative of underlying business performance, such as charges related to business and asset actions. Refer below for a reconciliation of total segment operating income to consolidated results.

Reconciliation of Total Segment Operating Income to Consolidated Results
The table below reconciles total segment operating income to income before taxes as reflected on our consolidated income statements:

	Three Months Ended
	31 December
	2025	2024
Total Segment Operating Income	$756.5	$673.5
Business and asset actions	(22.0)	—
Shareholder activism-related costs	—	(29.9)
Consolidated Operating Income	$734.5	$643.6
Equity affiliates' income	172.2	150.6
Interest expense	54.5	42.6
Other non-operating income (expense), net	(1.4)	38.9
Income Before Taxes	$850.8	$790.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2026 in Summary	39
First Quarter 2026 Results of Operations	41
Reconciliations of Non-GAAP Financial Measures	48
Liquidity and Capital Resources	52
Pension Benefits	56
Critical Accounting Policies and Estimates	57

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management. These factors include, without limitation, those described in "Forward-Looking Statements" and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2025 (the "2025 Form 10-K"), which was filed with the SEC on 20 November 2025, as well as in "Forward-Looking Statements" and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.
This discussion should be read together with the accompanying interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Financial information is presented on a continuing operations basis. Unless otherwise stated, amounts are stated in millions of U.S. Dollars, except for per share data, which is calculated and presented on a diluted basis in U.S. Dollars per weighted-average common share.
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We discuss certain financial measures on an "adjusted", or "non-GAAP", basis, which exclude gains or losses that management does not consider to be representative of our underlying business operations. These adjustments, which are described below for the periods presented, are not reflected in the results of our reportable segments. When viewed together with our GAAP results, we believe these non-GAAP financial measures offer a more complete understanding of the factors and trends affecting our financial performance and support analysis of our results on a more consistent basis. For each non-GAAP financial measure, including adjusted operating income, adjusted operating margin, adjusted earnings per share, the adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and further explanations of our use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 48.
Comparisons included in the discussion that follows are for the first quarter of fiscal year 2026 versus ("vs.") the first quarter of fiscal year 2025. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2025 Form 10-K.
We manage our operations, assess performance, and report earnings under five reportable segments: Americas, Asia, Europe, Middle East and India, and Corporate and other. Refer to Note 16, Business Segment Information, to the consolidated financial statements for additional information.
For information concerning activity with our related parties, refer to Note 15, Supplemental Information, to the consolidated financial statements.

FIRST QUARTER 2026 VS. FIRST QUARTER 2025
FIRST QUARTER 2026 IN SUMMARY
•Sales of $3.1 billion increased 6%, or $171.0, due to higher energy cost pass-through to customers of 3%, a favorable impact from currency of 2%, and higher pricing of 1%. Volumes were flat on a percentage basis as higher on-sites were offset by lower helium demand and a significant prior year, non-recurring helium sale to an existing merchant customer in the Americas segment.
•Operating income of $734.5 increased 14%, or $90.9, primarily due to favorable business mix, lower costs, and higher non‑helium merchant pricing. Operating margin of 23.7% increased 170 basis points ("bp") from 22.0% in the prior year. On a non-GAAP basis, adjusted operating income of $756.5 increased 12%, or $83.0, and adjusted operating margin of 24.4% increased 140 bp compared to 23.0% in the prior year. These non-GAAP results exclude charges recorded in fiscal year 2026 to update cost estimates related to prior-year business and asset actions as well as prior-year shareholder activism-related costs as discussed below.
•Earnings per share ("EPS") of $3.04 increased 10%, or $0.27 per share. A summary table of changes in EPS is presented on page 40. On a non-GAAP basis, adjusted EPS of $3.16 increased 10%, or $0.30 per share, and also excludes non‑operating adjustments for a prior‑year gain on certain de‑designated hedging instruments and non‑service pension cost as discussed below.

Summary of Changes in EPS
The per share impacts for the items presented in the table below were calculated independently and may not sum to the total change in EPS due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 December
	2025	2024
EPS	$3.04	$2.77	$0.27
% Change from prior year			10%
Operating Items
Underlying business:
Volume			0.10
Price, net of variable costs			0.08
Other costs			0.08
Currency			0.04
Business and asset actions(A)			(0.09)
Shareholder activism-related costs			0.10
Total Operating Items			$0.31
Other Items
Equity affiliates' income			0.08
Interest expense			(0.05)
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(B)			(0.05)
Non-operating expense associated with business and asset actions(A)			(0.02)
Non-service pension cost, net			0.03
Other non-operating			(0.01)
Change in effective tax rate			0.01
Noncontrolling interests(B)			(0.03)
Total Other Items			($0.04)
Total Change			$0.27
% Change from prior year			10%
(A)EPS impacts associated with charges for business and asset actions were calculated based on a total after-tax charge of $24.6 ($0.11 per share).
(B)EPS impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $10.3. The gain attributable to our noncontrolling partners was $25.2.
The table below summarizes the per share impact of our non-GAAP adjustments for the first quarter of fiscal years 2026 and 2025. These impacts were calculated independently and may not sum to totals due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 December
	2025	2024
EPS	$3.04	$2.77	$0.27
Business and asset actions	0.11	—	0.11
Shareholder activism-related costs	—	0.10	(0.10)
Gain on de-designation of cash flow hedges	—	(0.05)	0.05
Non-service pension cost, net	0.01	0.04	(0.03)
Adjusted EPS	$3.16	$2.86	$0.30
% Change from prior year			10%

FIRST QUARTER 2026 RESULTS OF OPERATIONS
Discussion of First Quarter Consolidated Results

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$		%
GAAP Financial Measures
Sales	$3,102.5	$2,931.5	$171.0		6%
Operating income	734.5	643.6	90.9		14%
Operating margin	23.7%	22.0%		170	bp
Equity affiliates’ income	$172.2	$150.6	$21.6		14%
Non-GAAP Financial Measures
Adjusted operating income	$756.5	$673.5	$83.0		12%
Adjusted operating margin	24.4%	23.0%			140 bp
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	—%
Price	1%
Energy cost pass-through to customers	3%
Currency	2%
Total Consolidated Sales Change	6%
Sales of $3.1 billion increased 6%, or $171.0, due to higher energy cost pass-through to customers of 3%, a favorable impact from currency of 2%, and higher pricing of 1%. The increase in energy cost pass-through to customers primarily reflects higher natural gas prices in North America, which are contractually recoverable under our on-site agreements. Currency was favorable as the U.S. Dollar weakened, most notably against the Euro. The 1% total company price improvement, which equates to a 2% improvement for the merchant business, was driven by non-helium pricing actions in the Americas and Europe segments. Volumes were flat as higher on-sites were offset by lower helium demand and a significant, non-recurring helium sale to an existing merchant customer in the Americas segment in the prior year.
Cost of Sales and Gross Margin
Cost of sales of $2.1 billion increased 5%, or $91.0, primarily due to higher energy cost pass-through to customers of $79 and an unfavorable currency impact of $47. These increases were partially offset by $22 of lower costs related to sales volumes and $10 driven by productivity improvements and lower maintenance, which more than offset fixed-cost inflation. Gross margin of 32.1% increased 90 bp from 31.2% in the prior year as the benefits from favorable business mix and higher pricing were partially offset by higher energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $228.7 decreased 6%, or $13.7, as productivity improvements were partially offset by labor inflation. Selling and administrative expense as a percentage of sales decreased to 7.4% from 8.3% in the prior year.
Research and Development Expense
Research and development expense of $20.4 decreased 7%, or $1.6. Research and development expense as a percentage of sales decreased to 0.7% from 0.8% in the prior year.

Business and Asset Actions
During the first quarter of fiscal year 2026, we recorded charges of $28.3 ($24.6 after tax, or $0.11 per share) related to updated estimates for prior year project exits as described in Note 4, Business and Asset Actions, to the consolidated financial statements. These charges are not reflected in the results of our reportable segments.
Of the first quarter charge, $22.0 was recorded to operating income and related to the settlement of project‑related commitments and sale of associated assets. The remaining $6.3 was recorded to "Other non‑operating income (expense), net" and reflects losses on cross‑currency interest rate swaps terminated in connection with the early repayment of related intercompany loans for one of the affected gasification projects.
Our estimates reflect our best judgment based on information available as of 31 December 2025. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods.
Prior Year Shareholder Activism-Related Costs
During the first quarter of fiscal year 2025, we recorded shareholder activism-related costs of $29.9 ($21.9 after tax, or $0.10 per share) in connection with a proxy contest. These costs, which were not reflected in the results of our reportable segments, included legal and other professional service fees and proxy solicitation expenses.
Other Income (Expense), Net
Other income of $10.6 decreased 54%, or $12.3, primarily due to the prior year sale of a U.S. equity method investment.
Operating Income and Operating Margin
Operating income of $734.5 increased 14%, or $90.9, due to favorable business mix of $26, lower costs of $23, higher pricing, net of power and fuel costs, of $22 driven by non-helium merchant, and favorable currency of $12. The lower costs include productivity improvements and lower maintenance, partially offset by fixed-cost inflation and the prior year sale of a U.S. equity method investment. A charge of $22 recorded in fiscal year 2026 to update cost estimates related to prior-year business and asset actions was more than offset by prior-year shareholder activism-related costs of $30. Operating margin of 23.7% increased 170 bp compared to 22.0% in the prior year, despite an approximate 50-basis-point headwind from higher energy cost pass-through to customers driven by the Americas segment.
On a non-GAAP basis, which excludes the charge for business and asset actions and prior year shareholder activism-related costs discussed above, adjusted operating income of $756.5 increased 12%, or $83.0, and adjusted operating margin of 24.4% increased 140 bp compared to 23.0% in the prior year.
Equity Affiliates' Income
Equity affiliates' income of $172.2 increased 14%, or $21.6, driven by affiliates in the Americas and Europe segments.
Interest Expense

	Three Months Ended
	31 December
	2025	2024
Interest incurred	$168.0	$139.9
Less: Capitalized interest	113.5	97.3
Interest expense	$54.5	$42.6
Interest expense increased 28%, or $11.9, driven by higher interest incurred on principal borrowings from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in fiscal year 2025. Higher interest incurred was partially offset by a higher carrying value of ongoing projects under construction.

Other Non-Operating Income (Expense), Net
Other non-operating expense of $1.4 decreased $40.3 compared to income of $38.9 in the prior year, which included a $38.8 gain ($10.3 attributable to Air Products after tax, or $0.05 per share) on certain interest rate swaps held by the NEOM Green Hydrogen Company joint venture. The majority of these swaps were re‑designated as cash flow hedges by the end of fiscal year 2025, and the impact of any swaps that remained de‑designated in the first quarter of fiscal year 2026 was not material. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information.
Lower interest income on short-term investments and a loss on cross‑currency interest rate swaps terminated in connection with business and asset actions were partially offset by lower non-service pension costs, which decreased to $3.4 ($2.5 after tax, or $0.01 per share) for the first quarter of fiscal year 2026 compared to $10.5 ($7.9 after tax, or $0.04 per share) in the prior year.
Effective Tax Rate
The effective tax rate equals the income tax provision divided by income before taxes. Equity affiliates' income is primarily included net of income taxes within income before taxes on our consolidated income statements.
Our effective tax rate was 18.7% and 17.8% for the three months ended 31 December 2025 and 2024, respectively. Our effective rate was higher in fiscal year 2026 primarily due to higher net costs on foreign-related income taxed in the U.S. and lower U.S. tax benefits for foreign-derived income, which were impacted by tax deductions for prior year business and asset actions. Also contributing to the higher current year rate were prior-year non-recurring gains on the de-designation of cash flow hedges in jurisdictions with lower tax rates. These increases were partially offset by the release of certain unrecognized tax benefits resulting from tax settlements in the current year.
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 48, was 18.5% and 18.7% for the three months ended 31 December 2025 and 2024, respectively.

Discussion of First Quarter Results by Business Segment
Americas

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$1,341.7	$1,287.6	$54.1	4%
Operating income	403.8	388.2	15.6	4%
Operating margin	30.1%	30.1%		—	bp
Equity affiliates’ income	$51.7	$35.1	$16.6	47%
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(4%)
Price	2%
Energy cost pass-through to customers	6%
Currency	—%
Total Americas Sales Change	4%

Sales of $1.3 billion increased 4%, or $54.1, as higher energy cost pass-through to customers of 6% and favorable pricing of 2% were partially offset by lower volumes of 4%. The higher energy cost pass-through reflects increased natural gas rates in the U.S. Gulf Coast and California. Pricing improved for non-helium products. The 2% total segment price increase equates to a 4% improvement in our merchant business. Volumes were unfavorable primarily due to a significant, non-recurring helium sale to an existing merchant customer in the prior year. Currency was flat compared to the prior year.
Operating income of $403.8 increased 4%, or $15.6, as higher pricing of $16 and favorable business mix of $3 were partially offset by higher costs of $4. Costs were modestly unfavorable as prior‑year income from the sale of an equity method investment and fixed-cost inflation more than offset lower maintenance. Operating margin of 30.1% was flat compared to prior year, as the benefits from favorable business mix and pricing were offset by a headwind of approximately 150 basis points from higher energy cost pass‑through to customers.
Equity affiliates’ income of $51.7 increased 47%, or $16.6, driven by an affiliate in Mexico.

Asia

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$831.5	$817.1	$14.4	2%
Operating income	232.3	216.4	15.9	7%
Operating margin	27.9%	26.5%		140	bp
Equity affiliates’ income	$13.8	$10.3	$3.5	34%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	—%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	1%
Total Asia Sales Change	2%

Sales of $831.5 increased 2%, or $14.4, as higher energy cost pass-through to customers of 2% and a favorable currency impact of 1% were partially offset by lower pricing of 1% primarily driven by helium. The 1% total segment price decrease equates to a 4% decline in our merchant business. Volumes were flat as new on-site assets were offset by lower demand for helium.
Operating income of $232.3 increased 7%, or $15.9, due to lower costs of $15 driven by productivity, favorable business mix of $7, and favorable currency of $4, partially offset by lower pricing of $10. Depreciation was reduced in fiscal year 2026 due to certain coal gasification assets being classified as held for sale. Operating margin of 27.9% increased 140 bp from 26.5% in the prior year.
Equity affiliates’ income of $13.8 increased 34%, or $3.5, driven by affiliates in China.

Europe

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$	%/bp
Sales	$782.0	$697.2	$84.8	12%
Operating income	223.5	186.5	37.0	20%
Operating margin	28.6%	26.7%		190	bp
Equity affiliates’ income	$23.4	$18.2	$5.2	29%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	5%
Price	1%
Energy cost pass-through to customers	(2%)
Currency	8%
Total Europe Sales Change	12%

Sales of $782.0 increased 12%, or $84.8, due to favorable currency of 8%, higher volumes of 5%, and higher pricing of 1%, partially offset by lower energy cost pass-through to customers of 2%, primarily due to lower natural gas rates. Favorable currency primarily reflected the weakening of the U.S. Dollar against the Euro. The higher volumes were driven by on-sites, including the impact of a prior-year turnaround, and non-helium merchant. Pricing improved for non-helium products. The 1% total segment price increase equates to a 2% improvement in our merchant business.
Operating income of $223.5 increased 20%, or $37.0, due to higher volumes of $21, higher pricing of $16, and favorable currency of $11, partially offset by higher costs of $11. The increase in costs was primarily due to higher depreciation and fixed-cost inflation, partially offset by productivity-driven improvements. Operating margin of 28.6% increased 190 bp from 26.7% in the prior year, as the benefits from higher volumes and pricing were partially offset by higher costs.
Equity affiliates’ income of $23.4 increased 29%, or $5.2, driven by an affiliate in Italy.

Middle East and India

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$	%
Sales	$30.3	$32.8	($2.5)	(8%)
Operating income (loss)	5.8	(0.6)	6.4	**
Equity affiliates' income	84.5	85.0	(0.5)	(1%)
** Percentage change versus prior period is not meaningful.
Sales of $30.3 decreased 8%, or $2.5, due to lower volumes. Operating income was $5.8 compared to a loss of $0.6 in the prior year, primarily due to lower costs following the deconsolidation of Blue Hydrogen Industrial Gases Company ("BHIG") in the second quarter of fiscal year 2025 as well as productivity improvements.
Equity affiliates' income of $84.5 decreased 1%, or $0.5.
Corporate and other

	Three Months Ended
	31 December		Change vs. Prior Year
	2025	2024	$	%
Sales	$117.0	$96.8	$20.2	21%
Operating loss	(108.9)	(117.0)	8.1	7%
Equity affiliates' income (loss)	(1.2)	2.0	(3.2)	**
** Percentage change versus prior period is not meaningful.

Sales of $117.0 increased 21%, or $20.2. Operating loss of $108.9 decreased 7%, or $8.1, primarily due to productivity-driven cost improvements.
Equity affiliates' loss was $1.2 compared to income of $2.0 in the prior year, driven by an affiliate in Algeria.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We present certain financial measures that are not calculated in accordance with U.S. generally accepted accounting principles ("GAAP") because they exclude items that management does not consider to be representative of our underlying business operations. We provide these adjusted non-GAAP financial measures to allow investors, potential investors, securities analysts, and others to evaluate our business in the same manner as management. When viewed together with our GAAP results, we believe these non-GAAP financial measures offer a more complete understanding of the factors and trends affecting our financial performance and support analysis of our results on a more consistent basis.
Readers are cautioned that non‑GAAP financial measures have inherent limitations and should not be considered in isolation or as a substitute for the corresponding GAAP measures. Our definitions and calculations of non‑GAAP financial measures may differ from those used by other companies, which may limit comparability.
Non-GAAP Performance Measures
Management uses non-GAAP performance measures, including adjusted operating income, adjusted operating margin, and adjusted earnings per share ("EPS"), to assess our performance because these measures exclude items that management does not consider to be representative of our underlying business operations. In addition, adjusted operating income and adjusted EPS are important components of our incentive compensation plans. We also use adjusted operating margin to assess operational efficiency, cost discipline, and overall profitability.
Our non‑GAAP performance measures are adjusted to exclude gains or losses that management believes are not associated with the ongoing operations of our business. These adjustments, which are described below for the periods presented, are not reflected in the results of our reportable segments. Although these items are often difficult to predict, readers should be aware that similar gains or losses may occur in future periods. The related tax effects reflect the expected current and deferred income tax impacts of our non-GAAP adjustments, which are primarily driven by the statutory tax rates of the applicable jurisdictions and the taxability of the underlying adjustments in those jurisdictions.
We reconcile each non‑GAAP performance measure to its most directly comparable GAAP measure in the table below, followed by descriptions of each non-GAAP adjustment. Margins are calculated by dividing the applicable line item by consolidated sales for the relevant period. In addition to our non-GAAP performance measures, we also present components used in calculating adjusted EPS to illustrate the per share effect of our non‑GAAP adjustments. All per share amounts are calculated on a diluted basis from continuing operations attributable to Air Products. Because margins and per share amounts are calculated independently, the individual components may not sum to the related totals due to rounding.

	Three Months Ended 31 December
Q1 2026 vs. Q1 2025	Operating Income		Operating Margin	Other Non- Operating Inc/Exp, Net	Income Tax Expense	Net Income Attributable to Air Products	EPS
Q1 2026 GAAP Measures	$734.5		23.7%	($1.4)	$159.4	$678.2	$3.04
Q1 2025 GAAP Measures	643.6		22.0%	38.9	140.7	617.4	2.77
$ GAAP Change	$90.9						$0.27
%/bp GAAP Change	14%	170	bp				10%
Q1 2026 GAAP Measures	$734.5		23.7%	($1.4)	$159.4	$678.2	$3.04
Business and asset actions(A)	22.0		0.7%	6.3	3.1	24.6	0.11
Non-service pension cost, net	—		—%	3.4	0.9	2.5	0.01
Q1 2026 Adjusted Measures	$756.5		24.4%	$8.3	$163.4	$705.3	$3.16
Q1 2025 GAAP Measures	$643.6		22.0%	$38.9	$140.7	$617.4	$2.77
Shareholder activism-related costs	29.9		1.0%	—	8.0	21.9	0.10
Gain on de-designation of cash flow hedges(B)	—		—%	(38.8)	(3.3)	(10.3)	(0.05)
Non-service pension cost, net	—		—%	10.5	2.6	7.9	0.04
Q1 2025 Adjusted Measures	$673.5		23.0%	$10.6	$148.0	$636.9	$2.86
$ Adjusted Change	$83.0						$0.30
%/bp Adjusted Change	12%	140	bp				10%
(A)Charge attributable to noncontrolling interests was $0.6. (B)Gain attributable to noncontrolling interests was $25.2.
Business and Asset Actions
During the first quarter of fiscal year 2026, we recorded charges for business and asset actions totaling $28.3 ($24.6 after tax, or $0.11 per share) related to project exits announced in fiscal year 2025. Of these charges, $22.0 were recorded within operating income to reflect updated cost estimates as we settle project‑related commitments and sell associated assets. The remaining $6.3 was recorded to "Other non‑operating income (expense), net" and reflects losses on cross‑currency interest rate swaps terminated in connection with the early repayment of related intercompany loans for one of the affected gasification projects.
Our estimates reflect our best judgment based on information available as of 31 December 2025. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods.
Prior Year Shareholder Activism-Related Costs
During the first quarter of fiscal year 2025, we recorded shareholder activism-related costs of $29.9 ($21.9 after tax, or $0.10 per share) in connection with a proxy contest. These costs included legal and other professional service fees and proxy solicitation expenses.
Prior Year Gain on De-designation of Cash Flow Hedges
In fiscal year 2024, we discontinued cash flow hedge accounting for certain interest rate swaps due to changes in the anticipated drawdown timeline for hedged borrowings related to the NEOM Green Hydrogen Project. These swaps are held by NEOM Green Hydrogen Company, a consolidated joint venture accounted for under the variable interest model, in which Air Products holds a one-third ownership interest. As a result, unrealized gains and losses for the de-designated swaps were recorded to "Other non-operating income (expense), net" on our consolidated income statements. During the first quarter of fiscal year 2025, we recorded an unrealized gain of $38.8 ($10.3 attributable to Air Products after tax, or $0.05 per share), with $25.2 attributable to our noncontrolling partners.
We re-designated the affected swaps as outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material. As of 1 January 2026, all swaps have been re-designated as cash flow hedges.

Non-Service Related Pension Items
Non-service related pension items resulted in net non-operating costs of $3.4 ($2.5 after tax, or $0.01 per share) in the first quarter of fiscal year 2026 compared to $10.5 ($7.9 after tax, or $0.04 per share) in the first quarter of fiscal year 2025. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans.

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate represents income tax expense divided by income before taxes as reported under GAAP. We calculate our adjusted effective tax rate by adjusting both the numerator and the denominator to exclude the tax and pre‑tax effects of our non‑GAAP adjustments, respectively.
The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 December
	2025	2024
Income tax expense	$159.4	$140.7
Income before taxes	850.8	790.5
Effective tax rate	18.7%	17.8%
Reconciliations of GAAP to Non-GAAP:
Income tax expense	$159.4	$140.7
Business and asset actions tax impact	3.1	—
Shareholder activism-related costs tax impact	—	8.0
Gain on de-designation of cash flow hedges tax impact	—	(3.3)
Non-service pension cost, net tax impact	0.9	2.6
Adjusted income tax expense	$163.4	$148.0
Income before taxes	$850.8	$790.5
Business and asset actions	28.3	—
Shareholder activism-related costs	—	29.9
Gain on de-designation of cash flow hedges	—	(38.8)
Non-service pension cost, net	3.4	10.5
Adjusted income before taxes	$882.5	$792.1
Adjusted effective tax rate	18.5%	18.7%

CAPITAL EXPENDITURES (NON-GAAP)
Capital expenditures is a non-GAAP financial measure that management uses to evaluate our deployment of capital and assess alignment with our strategic priorities. Our calculation of this measure begins as the sum of cash paid for additions to plant and equipment, including long-term deposits, acquisitions (less cash acquired), investment in and advances to unconsolidated affiliates, and investment in financing receivables, each of which are reported on our consolidated statements of cash flows.
We then adjust this amount to exclude spending for additions to plant and equipment by our consolidated joint venture, NEOM Green Hydrogen Company (“NGHC”), to the extent such spending is funded by sources other than Air Products’ cash. These other funding sources include NGHC’s project financing, which is non‑recourse to Air Products, as well as equity contributions from the other joint venture partners. Management believes this adjustment provides a more useful view of the capital we deploy to support the ongoing growth of our business.
The most directly comparable GAAP measure to our non‑GAAP capital expenditures is “Cash used for investing activities,” as reported on our consolidated statements of cash flows. The reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Three Months Ended
	31 December
	2025	2024
Cash used for investing activities	$1,242.9	$2,182.1
Proceeds from sale of assets and investments	26.1	34.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	5.0
Proceeds from other investing activities	2.2	29.0
NGHC expenditures not funded by Air Products' equity(A)	(360.5)	(923.1)
Capital expenditures	$910.7	$1,209.8
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture. Substantially all the funding we provide to NGHC is limited for use by the joint venture for its capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient cash, cash flows from operations, and access to funding sources to meet our liquidity needs. As further discussed in the "Cash Flows From Financing Activities" section below, we are able to raise capital through a variety of financing activities, including accessing capital or commercial paper markets or drawing upon our credit facilities.
As of 31 December 2025, we held cash and cash items of $1.0 billion, substantially all of which was held outside the U.S. We do not expect a significant portion of the earnings from our foreign subsidiaries and affiliates to be subject to U.S. income tax upon repatriation. Depending on the country in which these entities operate, repatriation of earnings may be subject to foreign withholding and other taxes. However, we intend to indefinitely reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Three Months Ended
	31 December
	2025	2024
Net income attributable to Air Products	$678.2	$617.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	370.7	366.8
Deferred income taxes	78.2	(6.3)
Business and asset actions	22.0	—
Undistributed earnings of equity method investments	(28.5)	(48.4)
Gain on sale of assets and investments	(2.2)	(10.1)
Share-based compensation	10.6	16.4
Noncurrent lease receivables	12.0	15.0
Other adjustments	(25.2)	(122.6)
Changes in working capital accounts	(215.1)	(16.5)
Cash Provided by Operating Activities	$900.7	$811.7
For the first three months of fiscal year 2026, cash provided by operating activities was $900.7. The working capital accounts were a net use of cash of $215.1, primarily driven by a $191.3 use related to payables and accrued liabilities. This use included payments for incentive compensation under the fiscal year 2025 plan, contract terminations tied to our business and asset actions, and previously accrued severance actions under our global cost reduction plan.
For the first three months of fiscal year 2025, cash provided by operating activities was $811.7. Other adjustments of $122.6 primarily reflected non‑cash currency impacts on intercompany balances. The working capital accounts were a net use of cash of $16.5. A $47.8 use of cash for trade receivables, driven by the timing of cash collections, was partially offset by a $30.5 source of cash within payables and accrued liabilities. The source of cash for payables and accrued liabilities primarily resulted from higher accrued utilities and changes in the fair value of derivative contracts that hedge intercompany loans, partially offset by payments for incentive compensation.

Cash Flows From Investing Activities

	Three Months Ended
	31 December
	2025	2024
Additions to plant and equipment, including long-term deposits	($1,251.2)	($2,117.6)
Investments in and advances to unconsolidated affiliates	(20.0)	—
Investments in financing receivables	—	(15.3)
Proceeds from sale of assets and investments	26.1	34.4
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	5.0
Proceeds from other investing activities	2.2	29.0
Cash Used for Investing Activities	($1,242.9)	($2,182.1)
For the first three months of fiscal year 2026, cash used for investing activities of $1.2 billion was primarily driven by additions to plant and equipment, including long-term deposits, as discussed in the "Capital Expenditures" section below.
For the first three months of fiscal year 2025, cash used for investing activities was $2.2 billion. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $2.1 billion as discussed in the "Capital Expenditures" section below. Purchases of investments of $117.6 consisted of time deposits with maturities between three months and one year.
Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 51 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Three Months Ended
	31 December
	2025	2024
Additions to plant and equipment, including long-term deposits	$1,251.2	$2,117.6
Investments in and advances to unconsolidated affiliates	20.0	—
Investments in financing receivables	—	15.3
NGHC expenditures not funded by Air Products' equity(A)	(360.5)	(923.1)
Capital Expenditures	$910.7	$1,209.8
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture. Substantially all the funding we provide to NGHC is limited for use by the joint venture for its capital expenditures. For additional information regarding this adjustment, refer to page 51.
Capital expenditures for the first three months of fiscal year 2026 totaled $910.7 compared to $1.2 billion in the prior year. Additions to plant and equipment in both periods primarily reflect cash deployed to support our clean energy initiatives, including the NEOM Green Hydrogen Project, and clean energy complexes in Louisiana, United States, and Alberta, Canada. Spending for the NEOM Green Hydrogen Project is lower in fiscal year 2026 as we near completion of the project.

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
We expect capital expenditures for fiscal year 2026 to be approximately $4.0 billion, reflecting continued investment in our energy transition projects, traditional industrial gas projects, and maintenance within our core business. Approximately $1 billion is expected to be dedicated to traditional industrial gas projects. We anticipate funding these expenditures through our existing cash balance and cash generated from continuing operations. We also have access to capital and money market financing as well as other sources of funding as discussed in the "Financing and Capital Structure" section below.
Cash Flows From Financing Activities

	Three Months Ended
	31 December
	2025	2024
Long-term debt proceeds	$382.5	$459.2
Payments on long-term debt	(569.6)	(12.1)
Net increase (decrease) in commercial paper and short-term borrowings	67.3	(21.5)
Dividends paid to shareholders	(398.4)	(393.6)
Investments by noncontrolling interests	61.0	280.9
Other financing activities	(32.9)	(38.7)
Cash (Used for) Provided by Financing Activities	($490.1)	$274.2
For the first three months of fiscal year 2026, cash used for financing activities was $490.1. The use of cash was driven by long-term debt repayments of $569.6, which included the repayment of $550.0 aggregate principal amount of our 1.50% senior notes due October 2025. Additionally, cash dividends paid to shareholders totaled $398.4. These uses of cash were partially offset by $382.5 of long-term debt proceeds driven by incremental borrowings under the project financing arrangement available to NGHC for the NEOM Green Hydrogen Project.
For the first three months of fiscal year 2025, cash provided by financing activities was $274.2. The source of cash was driven by long-term debt proceeds of $459.2 and investments by noncontrolling interests of $280.9, both of which primarily relate to capital spending by NGHC. These sources of cash were partially offset by dividend payments to shareholders of $393.6.
Financing and Capital Structure
Debt
Total debt decreased to $17.5 billion as of 31 December 2025 from $17.7 billion as of 30 September 2025. As noted above, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date. This repayment was partially offset by approximately $365 in incremental long-term principal borrowings under a project financing arrangement related to the NEOM Green Hydrogen Project, which is non-recourse to Air Products, as further discussed below. Total debt included related party debt of $240.7 and $236.5 as of 31 December 2025 and 30 September 2025, respectively.
Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 December 2025, we were in compliance with all the financial and other covenants under our debt agreements.

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
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029 (the “Five-Year Credit Agreement”). Both the 364-Day Credit Agreement and the Five-Year Credit Agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 31 December 2025 or 30 September 2025.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities with a combined maximum borrowing capacity of $363.3, all of which was borrowed and outstanding as of 31 December 2025. The amount available and borrowed as of 30 September 2025 was $394.0.
NEOM Green Hydrogen Project Financing
To support the NEOM Green Hydrogen Project, NGHC has access to project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 31 December 2025, the joint venture had borrowed short- and long-term principal amounts totaling $5.3 billion compared to $4.9 billion as of 30 September 2025. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
Dividends
We believe that providing a consistent dividend plays a critical role in creating shareholder value. The Board of Directors determines whether to declare cash dividends on our common stock, and the timing and amount of those dividends, based on our financial condition and other factors it deems relevant. Dividends are paid quarterly, typically during the sixth week following the close of the fiscal quarter.
On 19 November 2025, the Board of Directors declared a quarterly dividend of $1.79 per share that is payable on 9 February 2026 to shareholders of record at close of business on 2 January 2026.
In January 2026, the Board of Directors approved a $0.02 per share increase to our quarterly dividend, raising it to $1.81 per share and marking our 44th consecutive year of dividend increases. The first dividend at this increased rate was declared on 27 January 2026 and is payable on 11 May 2026 to shareholders of record at close of business on 1 April 2026.
In total, we expect to return approximately $1.6 billion to shareholders in 2026.

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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended
	31 December
	2025	2024
Service cost	$4.9	$5.2
Non-service cost	3.4	10.5
Other	0.3	0.1
Net Periodic Cost	$8.6	$15.8
Net periodic cost was $8.6 and $15.8 for the three months ended 31 December 2025 and 2024, respectively. The lower non-service related costs are the result of higher expected return on plan assets from increases in the return assumption and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first three months of fiscal years 2026 and 2025 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the three months ended 31 December 2025 and 2024, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $5.1 and $8.2, respectively.
Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2025 Form 10-K. There were no significant changes to our accounting policies during the first three months of fiscal year 2026.
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
During the first quarter of fiscal year 2026, we recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating results by approximately $33 for the three months ended 31 December 2025.
Additionally, we recorded a charge of $22.0 within operating income during the first quarter of fiscal year 2026 to update cost estimates related to previously announced project exit decisions as described in Note 4, Business and Asset Actions, to the consolidated financial statements. We estimate the value of certain long-lived assets associated with these decisions using Level 3 inputs under the fair value hierarchy due to the absence of observable market prices and significant reliance on management judgment and estimation techniques. For long-lived assets that met the held-for-sale criteria and are actively being marketed for sale, fair value, including costs to sell, was estimated using an internally developed discounted cash flow analysis as of 30 September 2025. There were no material changes to valuation assumptions related to assets held for sale during the first quarter of fiscal year 2026. For plant and equipment that did not meet the held‑for‑sale criteria but are capable of being sold through secondary equipment markets, we estimated the net realizable value of the assets as of 31 March 2025 using an orderly liquidation valuation approach. There were no material changes in the estimated net realizable value for any remaining assets not disposed as of 31 December 2025.
Estimates related to these actions are considered critical because they involve significant assumptions regarding future cash flows, asset disposition strategies, and market conditions, all of which are subject to change and could materially affect the amount and timing of impairment charges. Additionally, because the project review is ongoing, we may make further project-related decisions that could impact the intended use or recoverability of certain assets, potentially resulting in the recognition of additional charges in future periods.
There were no other changes to our estimates during the first three months of fiscal year 2026 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2025 Form 10-K.
Our net financial instrument position decreased from a liability of $17.2 billion at 30 September 2025 to a liability of $17.0 billion at 31 December 2025. The decrease was primarily due to the repayment of $550.0 principal amount outstanding of our 1.50% U.S. senior note at maturity in October 2025. This decrease was partially offset by approximately $365 of additional long-term principal borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 31 December 2025, including the effect of currency and interest rate swap agreements, was composed of 92% fixed-rate debt and 8% variable-rate debt. Our debt portfolio as of 30 September 2025, including the effect of currency and interest rate swap agreements, was composed of 91% fixed-rate debt and 9% variable-rate debt. The decrease in variable-rate debt is primarily due to the maturity of interest rate swaps designated as fair value hedges during October 2025.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 December 2025, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,116 and $1,128 in the net liability position of financial instruments at 31 December 2025 and 30 September 2025, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,276 and $1,290 in the net liability position of financial instruments at 31 December 2025 and 30 September 2025, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2025.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 December 2025, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $750 and $565 in the net liability position of financial instruments at 31 December 2025 and 30 September 2025, respectively. The increase in sensitivity is primarily due to the origination of cross currency interest rate swaps between the U.S. Dollar and each of the Chinese Renminbi, South Korean Won, and New Taiwan Dollar.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 December 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 December 2025, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 December 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended 30 September 2025 with the additional risk factor set forth below.
The sale of our common stock could cause volatility in and otherwise adversely impact the price of our common stock.
The sale of a substantial number of shares of our common stock in the public market, or transactions by our directors or affiliated entities thereof, executive officers and significant stockholders, or the perception that these transactions might occur, could result in volatility in or otherwise adversely impact the price of our common stock. In this regard, Mantle Ridge LP, of which one of the Company’s directors, Paul C. Hilal, is founder and chief executive officer, and certain of its affiliated entities (collectively, “Mantle Ridge”) hold approximately 4.1 million shares of our common stock, representing approximately 1.8% of our outstanding shares. In January 2026 Mantle Ridge informed us that, pursuant to limited partner liquidity rights, it may effect distributions to its limited partners, either in kind or in cash funded by share sales, with respect to a significant percentage of its shares as early as the first half of calendar year 2026 and that it expects all such distributions to be completed no later than early 2028. To the extent that these investors receive shares of our common stock, they would be able to sell those shares at their discretion. We are unable to predict the specific timing of these transactions.
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the first quarter of fiscal year 2026.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(3)	Articles of Incorporation and Bylaws

	3.1	Amended and Restated Bylaws of the Company, dated November 19, 2025 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2025).

	(10)	Material Contracts

	10.1	Form of Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2026 Awards.†

	10.2	Form of Performance Stock Unit Award Agreement under the Long-Term Incentive Plan of the Company, used for FY2026 Awards.†*

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

*
Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	30 January 2026