Form 10-Q
period 2026-03-31
Air Products & Chemicals, Inc.
filed 2026-04-30
CIK 2969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 31 March 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $1 per share, outstanding at 31 March 2026 was 222,680,686.

AIR PRODUCTS AND CHEMICALS, INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended 31 March 2026

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
•changes in the financial markets may affect the availability and terms on which we may obtain financing;
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
•catastrophic events, such as natural disasters and extreme weather events, pandemics and other public health crises, acts of war, including Russia’s invasion of Ukraine, the conflict with Iran and other new and ongoing conflicts in the Middle East, or terrorism;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	31 March		31 March
(Millions of U.S. Dollars, except for share and per share data)	2026	2025	2026	2025
Sales	$3,171.8	$2,916.2	$6,274.3	$5,847.7
Cost of sales	2,184.4	2,053.9	4,291.9	4,070.4
Selling and administrative expense	227.2	222.0	455.9	464.4
Research and development expense	21.6	22.9	42.0	44.9
Business and asset actions	—	2,927.9	22.0	2,927.9
Shareholder activism-related costs	—	31.4	—	61.3
Other income (expense), net	14.1	13.9	24.7	36.8
Operating Income (Loss)	752.7	(2,328.0)	1,487.2	(1,684.4)
Equity affiliates' income	179.4	145.5	351.6	296.1
Interest expense	49.5	42.2	104.0	84.8
Other non-operating income (expense), net	0.9	(18.6)	(0.5)	20.3
Income (Loss) Before Taxes	883.5	(2,243.3)	1,734.3	(1,452.8)
Income tax expense (benefit)	158.7	(505.8)	318.1	(365.1)
Net Income (Loss)	724.8	(1,737.5)	1,416.2	(1,087.7)
Net income (loss) attributable to noncontrolling interests	14.4	(6.9)	27.6	25.5
Net Income (Loss) Attributable to Air Products	$710.4	($1,730.6)	$1,388.6	($1,113.2)

Per Share Data (U.S. Dollars per share)
Basic earnings (loss) per share attributable to Air Products	$3.19	($7.77)	$6.23	($5.00)
Diluted earnings (loss) per share attributable to Air Products	$3.19	($7.77)	$6.23	($5.00)

Weighted Average Common Shares (in millions)
Basic	222.8	222.8	222.8	222.7
Diluted	222.9	222.8	222.9	222.7
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	31 March
(Millions of U.S. Dollars)	2026	2025
Net Income (Loss)	$724.8	($1,737.5)
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $15.6 and ($34.3)	(105.5)	102.3
Net gain on derivatives, net of tax of ($2.1) and $3.9	(0.9)	(45.0)
Reclassification adjustments:
Currency translation adjustment	—	2.5
Derivatives, net of tax of $5.2 and ($2.3)	16.3	(7.0)
Pension and postretirement benefits, net of tax of $3.5 and $3.6	9.9	11.0
Total Other Comprehensive Income (Loss)	(80.2)	63.8
Comprehensive Income (Loss)	$644.6	($1,673.7)
Net Income (Loss) Attributable to Noncontrolling Interests	14.4	(6.9)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	0.2	(44.7)
Comprehensive Income (Loss) Attributable to Air Products	$630.0	($1,622.1)

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2026	2025
Net Income (Loss)	$1,416.2	($1,087.7)
Other Comprehensive Income (Loss), net of tax:
Translation adjustments, net of tax of $14.4 and $11.9	(32.0)	(521.7)
Net gain on derivatives, net of tax of ($1.2) and ($18.1)	34.6	20.7
Reclassification adjustments:
Currency translation adjustment	—	2.5
Derivatives, net of tax of $10.0 and $25.5	32.9	84.9
Pension and postretirement benefits, net of tax of $6.9 and $6.9	19.2	22.0
Total Other Comprehensive Income (Loss)	54.7	(391.6)
Comprehensive Income (Loss)	$1,470.9	($1,479.3)
Net Income Attributable to Noncontrolling Interests	27.6	25.5
Other Comprehensive Income Attributable to Noncontrolling Interests	24.4	58.4
Comprehensive Income (Loss) Attributable to Air Products	$1,418.9	($1,563.2)
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	31 March	30 September
(Millions of U.S. Dollars, except for share and per share data)	2026	2025
Assets
Current Assets
Cash and cash items	$951.0	$1,856.0
Trade receivables, net	1,937.7	1,901.2
Inventories	767.9	776.5
Prepaid expenses	171.2	174.9
Assets held for sale	467.0	427.7
Other receivables and current assets	717.8	689.5
Total Current Assets	$5,012.6	$5,825.8
Investment in net assets of and advances to equity affiliates	5,409.3	5,366.1
Plant and equipment, at cost	44,553.5	42,754.8
Less: accumulated depreciation	17,859.8	17,417.0
Plant and equipment, net	$26,693.7	$25,337.8
Goodwill, net	958.7	963.9
Intangible assets, net	283.5	293.5
Operating lease right-of-use assets, net	917.8	944.0
Noncurrent lease receivables	291.1	307.1
Financing receivables	955.6	1,000.0
Other noncurrent assets	1,122.4	1,021.3
Total Noncurrent Assets	$36,632.1	$35,233.7
Total Assets(A)	$41,644.7	$41,059.5
Liabilities and Equity
Current Liabilities
Payables and accrued liabilities	$2,856.9	$3,237.7
Accrued income taxes	118.7	179.4
Short-term borrowings	314.4	34.7
Current portion of long-term debt	173.5	716.3
Liabilities held for sale	49.8	50.5
Total Current Liabilities	$3,513.3	$4,218.6
Long-term debt	17,086.6	16,769.9
Long-term debt – related party	183.3	177.5
Noncurrent operating lease liabilities	600.1	616.0
Other noncurrent liabilities	1,378.6	1,348.1
Deferred income taxes	733.0	579.6
Total Noncurrent Liabilities	$19,981.6	$19,491.1
Total Liabilities(A)	$23,494.9	$23,709.7
Commitments and Contingencies - See Note 12
Air Products Shareholders’ Equity
Common stock (par value $1 per share; issued 2026 and 2025 - 249,455,584 shares)	249.4	249.4
Capital in excess of par value	1,317.2	1,306.5
Retained earnings	18,144.2	17,558.6
Accumulated other comprehensive loss	(2,057.5)	(2,087.8)
Treasury stock, at cost (2026 - 26,774,898 shares; 2025 - 26,867,328 shares)	(2,003.4)	(2,001.8)
Total Air Products Shareholders’ Equity	$15,649.9	$15,024.9
Noncontrolling Interests(A)	2,499.9	2,324.9
Total Equity	$18,149.8	$17,349.8
Total Liabilities and Equity	$41,644.7	$41,059.5
(A)Includes balances associated with a consolidated variable interest entity ("VIE"), including amounts reflected in "Total Assets" that can only be used to settle obligations of the VIE of $7,896.0 and $7,134.7 as of 31 March 2026 and 30 September 2025, respectively, as well as liabilities of the VIE reflected within "Total Liabilities" for which creditors do not have recourse to the general credit of Air Products of $5,295.6 and $4,937.7 as of 31 March 2026 and 30 September 2025, respectively. Refer to Note 3, Variable Interest Entities, for additional information regarding the NEOM Green Hydrogen Company joint venture.
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	31 March
(Millions of U.S. Dollars)	2026	2025
Operating Activities
Net income (loss)	$1,416.2	($1,087.7)
Less: Net income attributable to noncontrolling interests	27.6	25.5
Net income (loss) attributable to Air Products	$1,388.6	($1,113.2)
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	$745.7	$750.4
Deferred income taxes	125.6	(540.1)
Tax reform repatriation	—	(34.9)
Business and asset actions	22.0	2,927.9
Undistributed earnings of equity method investments	(34.7)	(129.4)
Gain on sale of assets and investments	(4.0)	(12.3)
Share-based compensation	26.5	54.7
Noncurrent lease receivables	24.1	28.0
Other adjustments	(18.1)	(87.8)
Working capital changes that provided (used) cash, excluding effects of acquisitions:
Trade receivables	(17.5)	(66.9)
Inventories	5.0	(24.4)
Other receivables	(22.2)	6.5
Payables and accrued liabilities	(246.4)	(47.7)
Other working capital	9.8	(571.0)
Cash Provided by Operating Activities	$2,004.4	$1,139.8
Investing Activities
Additions to plant and equipment, including long-term deposits	($2,358.8)	($4,009.1)
Investments in and advances to unconsolidated affiliates	(20.0)	(365.4)
Investments in financing receivables	—	(35.8)
Proceeds from sale of assets and investments	49.0	36.5
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	11.1
Proceeds from other investing activities	11.0	60.9
Cash Used for Investing Activities	($2,318.8)	($4,419.4)
Financing Activities
Long-term debt proceeds	$439.2	$2,002.5
Payments on long-term debt	(588.7)	(332.3)
Net increase in commercial paper and short-term borrowings	269.7	645.6
Dividends paid to shareholders	(797.0)	(787.4)
Investments by noncontrolling interests	120.5	355.7
Other financing activities	(34.8)	(59.0)
Cash (Used for) Provided by Financing Activities	($591.1)	$1,825.1
Effect of Exchange Rate Changes on Cash	0.5	(33.8)
Decrease in cash and cash items	($905.0)	($1,488.3)
Cash and cash items – Beginning of Year	1,856.0	2,979.7
Cash and Cash Items – End of Period	$951.0	$1,491.4
The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Six Months Ended 31 March 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2025	$249.4	$1,306.5	$17,558.6	($2,087.8)	($2,001.8)	$15,024.9	$2,324.9	$17,349.8
Net income	—	—	1,388.6	—	—	1,388.6	27.6	1,416.2
Other comprehensive income	—	—	—	30.3	—	30.3	24.4	54.7
Dividends on common stock ($3.60 per share)	—	—	(801.7)	—	—	(801.7)	—	(801.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	24.2	—	—	—	24.2	—	24.2
Issuance of treasury shares for award plans	—	(10.2)	—	—	(1.6)	(11.8)	—	(11.8)
Investments by noncontrolling interests	—	—	—	—	—	—	120.1	120.1
Purchase of noncontrolling interests	—	(3.3)	—	—	—	(3.3)	3.3	—
Other equity transactions	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Balance as of 31 March 2026	$249.4	$1,317.2	$18,144.2	($2,057.5)	($2,003.4)	$15,649.9	$2,499.9	$18,149.8

	Six Months Ended 31 March 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 30 September 2024	$249.4	$1,253.2	$19,545.7	($2,027.7)	($1,984.1)	$17,036.5	$1,637.2	$18,673.7
Net income (loss)	—	—	(1,113.2)	—	—	(1,113.2)	25.5	(1,087.7)
Other comprehensive income (loss)	—	—	—	(450.0)	—	(450.0)	58.4	(391.6)
Dividends on common stock ($3.56 per share)	—	—	(792.1)	—	—	(792.1)	—	(792.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Share-based compensation	—	51.0	—	—	—	51.0	—	51.0
Issuance of treasury shares for stock option and award plans	—	(12.8)	—	—	(12.9)	(25.7)	—	(25.7)
Investments by noncontrolling interests	—	—	—	—	—	—	362.4	362.4
Purchase of noncontrolling interests	—	—	—	—	—	—	(5.9)	(5.9)
Other equity transactions	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6
(A)Accumulated other comprehensive loss.

The accompanying notes are an integral part of these statements.

Air Products and Chemicals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited)

(Millions of U.S. Dollars, except for per share data)

	Three Months Ended 31 March 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 December 2025	$249.4	$1,305.6	$17,838.0	($1,977.1)	($2,004.6)	$15,411.3	$2,425.8	$17,837.1
Net income	—	—	710.4	—	—	710.4	14.4	724.8
Other comprehensive income (loss)	—	—	—	(80.4)	—	(80.4)	0.2	(80.2)
Dividends on common stock ($1.81 per share)	—	—	(403.1)	—	—	(403.1)	—	(403.1)
Share-based compensation	—	13.7	—	—	—	13.7	—	13.7
Issuance of treasury shares for award plans	—	(2.1)	—	—	1.2	(0.9)	—	(0.9)
Investments by noncontrolling interests	—	—	—	—	—	—	59.5	59.5
Other equity transactions	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Balance as of 31 March 2026	$249.4	$1,317.2	$18,144.2	($2,057.5)	($2,003.4)	$15,649.9	$2,499.9	$18,149.8

	Three Months Ended 31 March 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCL(A)	Treasury Stock	Air Products Share-holders' Equity	Non-controlling Interests	Total Equity
Balance as of 31 December 2024	$249.4	$1,260.9	$19,767.3	($2,586.2)	($1,999.1)	$16,692.3	$2,046.4	$18,738.7
Net loss	—	—	(1,730.6)	—	—	(1,730.6)	(6.9)	(1,737.5)
Other comprehensive income (loss)	—	—	—	108.5	—	108.5	(44.7)	63.8
Dividends on common stock ($1.79 per share)	—	—	(398.3)	—	—	(398.3)	—	(398.3)
Share-based compensation	—	36.7	—	—	—	36.7	—	36.7
Issuance of treasury shares for award plans	—	(6.0)	—	—	2.1	(3.9)	—	(3.9)
Investments by noncontrolling interests	—	—	—	—	—	—	81.4	81.4
Other equity transactions	—	(0.2)	(1.1)	—	—	(1.3)	—	(1.3)
Balance as of 31 March 2025	$249.4	$1,291.4	$17,637.3	($2,477.7)	($1,997.0)	$14,703.4	$2,076.2	$16,779.6
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
Major Accounting Policies
Refer to our 2025 Form 10-K for a description of our major accounting policies. There were no significant changes to these accounting policies during the first six months of fiscal year 2026.
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
Our other material VIEs are those in which we hold variable interests but are not the primary beneficiary. We have an equity interest and exercise significant influence in the Jazan Integrated Gasification and Power Company joint venture ("JIGPC"), which we account for as an equity method investment in our Middle East and India segment. We have no equity interest in World Energy, LLC ("World Energy"), but hold a variable interest through a financing receivable that was fully reserved in connection with our exit from the sustainable aviation fuel ("SAF") expansion project during the second quarter of fiscal year 2025.
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
Project Financing
In May 2023, NGHC finalized the $6.7 billion engineering, procurement, and construction agreement, naming Air Products as the main contractor and system integrator for the facility. To support the project, NGHC secured project financing that is non-recourse to Air Products of approximately $6.1 billion, which is expected to fund about 73% of the project and is being drawn over the construction period. At the same time, NGHC secured additional credit facilities totaling approximately $500, primarily for NGHC's working capital needs. These facilities are also non-recourse to Air Products. Total principal borrowings were $5.4 billion and $4.9 billion as of 31 March 2026 and 30 September 2025, respectively. Long-term principal borrowings of approximately $415 during the first six months of fiscal year 2026 were primarily drawn under a 2.00% stated-rate Saudi Riyal facility.
The borrowings discussed above are primarily from long-term facilities that are presented net of unamortized discounts and debt issuance costs within "Long-term debt" on our consolidated balance sheets. Short-term borrowings were $46.5 and $24.0 as of 31 March 2026 and 30 September 2025, respectively, under a variable-rate Saudi Riyal facility that carried an interest rate of 5.02% as of 31 March 2026.

Interest Rate Swaps
In May 2023, NGHC entered into floating-to-fixed interest rate swaps designed to hedge long-term variable-rate debt facilities available under the project financing during the construction period. In fiscal year 2024, we discontinued cash flow hedge accounting for certain swaps due to changes in the anticipated drawdown timeline for the hedged borrowings. As a result of the de-designation, unrealized gains and losses related to the affected swaps were recorded in "Other non-operating income (expense), net" on our consolidated income statements.
During the three months ended 31 March 2025, we recorded an unrealized loss of $11.5 ($7.5 attributable to our noncontrolling partners, or $3.0 attributable to Air Products after tax). For the six months ended 31 March 2025, the total amount recorded was a net unrealized gain of $27.3 ($17.7 attributable to our noncontrolling partners, or $7.3 attributable to Air Products after tax).
We re-designated the affected swaps as cash flow hedges when the outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. As of 1 January 2026, all swaps were re-designated as cash flow hedges. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material.
NGHC Balance Sheet
The table below summarizes balances associated with NGHC as reflected on our consolidated balance sheets:

	31 March	30 September
	2026	2025
Assets
Cash and cash items	$54.8	$40.3
Trade receivables, net	11.2	1.1
Prepaid expenses	14.9	20.7
Other receivables and current assets	125.4	107.2
Total Current Assets	$206.3	$169.3
Plant and equipment, net	7,282.1	6,593.9
Operating lease right-of-use assets, net	210.6	218.0
Other noncurrent assets	197.0	153.5
Total Noncurrent Assets	$7,689.7	$6,965.4
Total Assets	$7,896.0	$7,134.7
Liabilities
Payables and accrued liabilities	$128.0	$201.7
Accrued income taxes	3.0	1.2
Short-term borrowings	46.5	24.0
Total Current Liabilities	$177.5	$226.9
Long-term debt	5,080.2	4,677.6
Noncurrent operating lease liabilities	18.0	17.8
Other noncurrent liabilities	2.7	1.6
Deferred income taxes	17.2	13.8
Total Noncurrent Liabilities	$5,118.1	$4,710.8
Total Liabilities	$5,295.6	$4,937.7
Equity
Accumulated other comprehensive income	$49.6	$38.3
Noncontrolling interests	1,640.2	1,493.6

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
Our loss exposure is limited to the carrying value of our investment in the joint venture which, including amounts attributable to noncontrolling interests, totaled approximately $3.0 billion and $3.1 billion as of 31 March 2026 and 30 September 2025, respectively.
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
World Energy
In November 2023, we purchased an SAF facility in Paramount, California, from World Energy and accounted for the transaction as a financing arrangement because the agreement contained an embedded sales-type lease. Additionally, we entered into a Master Project Agreement ("MPA") that included terms for operation of the acquired facility as well as amended terms for the construction and operation of an SAF expansion project subject to construction at the same location. We determined that World Energy is a VIE, and our financing receivable represented a variable interest in World Energy. We are not the primary beneficiary as we did not control key operating decisions.
In February 2025, we terminated the MPA and announced our decision to exit the project. Cumulative project exit charges recorded in connection with this decision total approximately $1.9 billion, the majority of which were recognized in the second quarter of fiscal year 2025 and primarily related to the write-down of plant and equipment. We have no further loss exposure related to our variable interest in World Energy because these charges also included the establishment of an allowance for credit loss equal to the value of the financing receivable. However, future impacts to earnings may occur as we finalize our exit from the project.
Project exit charges related to World Energy were recorded with other business and asset actions discussed in Note 4, Business and Asset Actions.

4. BUSINESS AND ASSET ACTIONS
Our consolidated income statement for the six months ended 31 March 2026 includes charges for business and asset actions of $28.3 ($24.6 after tax) related to project exit decisions reached in fiscal year 2025. Of these charges, $22.0 were recorded to operating income to update cost estimates as we settle project‑related commitments and dispose of associated assets, and $6.3 were recorded in "Other non‑operating income (expense), net" for losses on cross‑currency interest rate swaps terminated in connection with the early repayment of related intercompany loans for one of the affected gasification projects in China. No additional charges were recorded during the second quarter of fiscal year 2026.
Our consolidated prior-year income statements for the three and six months ended 31 March 2025 included charges of approximately $2.9 billion, reflecting initial project exit charges as well as costs incurred in connection with our global cost reduction plan. Of these charges, $2.3 billion was attributable to Air Products after tax ($3.5 attributable to noncontrolling partners), including $6.8 recorded in equity affiliates’ income related to an other‑than‑temporary impairment of a joint venture in China formed to develop clean hydrogen infrastructure in the region.
Project Exit Costs
Project exit decisions reached in fiscal year 2025 were part of a review initiated by our Board of Directors and Chief Executive Officer to focus resources on projects we believe will deliver the greatest value to our shareholders. These actions primarily affected clean‑energy generation and distribution projects, including three U.S.-based projects within the Americas segment, as well as several smaller-scale projects across our global portfolio. The exit decisions were driven by several factors, including challenging commercial conditions and unfavorable regulatory actions, as well as customer‑related challenges for two coal gasification plants in China that resulted in assets and liabilities being classified as held for sale. Assets held for sale as of 31 March 2026 and 30 September 2025 primarily included plant and equipment. We continue to pursue the sale of these assets and remain engaged in marketing and negotiation efforts.
Cumulative charges incurred in connection with these decisions total approximately $3.6 billion, the majority of which were recognized in the second quarter of fiscal year 2025. Noncash expenses of approximately $3.3 billion included $2.5 billion to write down plant and equipment, with the remainder primarily related to other assets associated with our exit from the SAF expansion project with World Energy as discussed in Note 3, Variable Interest Entities.
Cash obligations primarily relate to costs to terminate contractual commitments and settle asset retirement obligations. Total cash outflows are expected to be approximately $360 once the actions are fully implemented. Approximately $240 has been paid through 31 March 2026.
The table below provides a reconciliation of the beginning and ending liability balances associated with project exit activities, which are reflected within “Payables and Accrued Liabilities” on our consolidated balance sheets:

Amount accrued as of 30 September 2025	$178.3
Changes in estimates	9.3
Cash payments	(67.0)
Amount accrued as of 31 March 2026	$120.6
Both the held-for-sale assets and other marketable plant and equipment were subject to Level 3 fair value measurements due to the use of significant unobservable inputs. There were no material changes to the valuation assumptions during the first six months of fiscal year 2026. Refer to Note 9, Fair Value Measurements, for additional information.
Estimates related to the actions described above reflect our best judgment based on information available at the time the charges were recorded. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods. While we expect the related exit activities to be substantially completed in fiscal year 2026, we cannot predict the occurrence of future events and circumstances that could extend the timing of certain actions beyond this period. In addition, the related project review remains ongoing and may result in additional costs in future periods.

Global Cost Reduction Plan
In June 2023, we initiated a global cost reduction plan that provides severance and other postemployment benefits to employees designated for involuntary separation. In accordance with our accounting policy, we recognize related costs in the period management formally commits to a defined set of actions under the plan. Benefits are determined based on the terms of our established ongoing benefit arrangements. Since the plan was initiated, we have incurred cumulative costs totaling $207.7 for approximately 3,600 employees globally. No costs were recorded for the plan during the first half of fiscal year 2026. Our consolidated prior-year income statement reflects costs of $66.1 for actions identified during the second quarter of fiscal year 2025.
The table below provides a reconciliation of the beginning and ending liability balances associated with our global cost reduction plan, which are reflected within “Payables and Accrued Liabilities” on our consolidated balance sheets:

Amount accrued as of 30 September 2025	$101.6
Cash payments	(29.8)
Currency translation adjustment	(0.5)
Amount accrued as of 31 March 2026	$71.3

The remaining liability as of 31 March 2026 relates to employees identified during fiscal year 2025. We expect implementation of these actions to be substantially complete by the end of fiscal year 2026. However, position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond this period in certain cases.

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

	Three Months Ended 31 March 2026
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$840.4	$580.8	$274.6	$15.9	$—	$1,711.7	54%
Merchant	543.5	251.8	514.4	13.3	—	1,323.0	42%
Sale of equipment	—	—	—	—	137.1	137.1	4%
Total	$1,383.9	$832.6	$789.0	$29.2	$137.1	$3,171.8	100%

	Three Months Ended 31 March 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$760.5	$523.1	$249.2	$19.7	$—	$1,552.5	53%
Merchant	526.7	251.0	478.2	13.1	—	1,269.0	44%
Sale of equipment	—	—	—	—	94.7	94.7	3%
Total	$1,287.2	$774.1	$727.4	$32.8	$94.7	$2,916.2	100%

	Six Months Ended 31 March 2026
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,624.3	$1,150.5	$538.6	$32.2	$—	$3,345.6	53%
Merchant	1,101.3	513.6	1,032.4	27.3	—	2,674.6	43%
Sale of equipment	—	—	—	—	254.1	254.1	4%
Total	$2,725.6	$1,664.1	$1,571.0	$59.5	$254.1	$6,274.3	100%

	Six Months Ended 31 March 2025
	Americas	Asia	Europe	Middle East and India	Corporate and other	Total	%
On-site	$1,473.6	$1,052.4	$477.5	$37.3	$—	$3,040.8	52%
Merchant	1,101.2	538.8	947.1	28.3	—	2,615.4	45%
Sale of equipment	—	—	—	—	191.5	191.5	3%
Total	$2,574.8	$1,591.2	$1,424.6	$65.6	$191.5	$5,847.7	100%

Interest income associated with financing and lease arrangements accounted for approximately 1% of our total consolidated sales for the periods presented.
Remaining Performance Obligations
As of 31 March 2026, the transaction price allocated to remaining performance obligations is estimated to be approximately $28 billion. This amount includes fixed-charge contract provisions associated with our on-site and sale of equipment supply modes. We estimate that approximately half of this revenue will be recognized over the next five years and the balance thereafter.
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
Contract Balances
The table below details balances arising from contracts with customers:

		31 March	30 September
	Balance Sheet Location	2026	2025
Assets
Contract assets – current	Other receivables and current assets	$97.8	$152.6
Contract fulfillment costs – current	Other receivables and current assets	85.2	85.4
Contract assets – noncurrent	Other noncurrent assets	106.8	82.3
Contract fulfillment costs – noncurrent	Other noncurrent assets	35.1	33.8
Liabilities
Contract liabilities – current	Payables and accrued liabilities	$247.8	$253.4
Contract liabilities – noncurrent	Other noncurrent liabilities	283.7	283.6
During the first six months of fiscal year 2026, we recognized sales of approximately $120 associated with sale of equipment contracts that were included within our current contract liabilities as of 30 September 2025.

6. INVENTORIES
The components of inventories are as follows:

	31 March	30 September
	2026	2025
Finished goods	$196.5	$191.9
Work in process	42.4	42.4
Raw materials, supplies, and other	529.0	542.2
Inventories	$767.9	$776.5
7. GOODWILL
Changes to the carrying amount of consolidated goodwill by segment for the six months ended 31 March 2026 are as follows:

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Goodwill, net as of 30 September 2025	$143.5	$172.5	$597.9	$15.8	$34.2	$963.9
Currency translation	1.5	(0.7)	(6.1)	—	0.1	(5.2)
Goodwill, net as of 31 March 2026	$145.0	$171.8	$591.8	$15.8	$34.3	$958.7

	31 March	30 September
	2026	2025
Goodwill, gross	$1,244.4	$1,238.6
Accumulated impairment losses(A)	(285.7)	(274.7)
Goodwill, net	$958.7	$963.9
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
Forward Exchange Contracts
We enter into forward exchange contracts to reduce the cash flow exposure to foreign currency fluctuations associated with highly anticipated cash flows and certain firm commitments, such as the purchase of plant and equipment. We also enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans and third-party debt. This portfolio of forward exchange contracts consists primarily of the U.S. Dollar and each of the Chinese Renminbi, Canadian Dollar, and South Korean Won. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at 31 March 2026 is 2.3 years.
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
The table below summarizes our outstanding currency price risk management instruments:

	31 March 2026		30 September 2025
	US$ Notional	Years Average Maturity	US$ Notional	Years Average Maturity
Forward Exchange Contracts:
Cash flow hedges	$4,250.1	0.5	$3,625.5	0.6
Net investment hedges	76.8	0.3	73.9	0.8
Not designated	2,105.2	1.2	2,968.6	1.2
Total Forward Exchange Contracts	$6,432.1	0.7	$6,668.0	0.9
We also use foreign currency-denominated debt to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries. The designated foreign currency-denominated debt and related accrued interest was €3,142.0 million ($3,631.9 million) at 31 March 2026 and €3,188.1 million ($3,741.5 million) at 30 September 2025. The designated foreign currency-denominated debt is presented within "Long-term debt" on our consolidated balance sheets.
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

Interest Rate Management Contracts
We enter into interest rate swaps to change the fixed/variable interest rate mix of our debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to manage interest rate risks and costs inherent in our debt portfolio. Our interest rate management portfolio generally consists of fixed-to-floating interest rate swaps (which are designated as fair value hedges), pre-issuance interest rate swaps and treasury locks (which hedge the interest rate risk associated with anticipated fixed-rate debt issuances and are designated as cash flow hedges), and floating-to-fixed interest rate swaps (which are designated as cash flow hedges). As of 31 March 2026, the outstanding interest rate swaps were denominated in U.S. Dollars. The notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. When interest rate swaps are used to hedge variable-rate debt, the indices of the swaps and the debt to which they are designated are the same. It is our policy not to enter into any interest rate management contracts which lever a move in interest rates on a greater than one-to-one basis.
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
The table below summarizes our outstanding interest rate management contracts and cross currency interest rate swaps:

	31 March 2026				30 September 2025
	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity	US$ Notional	Average Pay %	Average Receive %	Years Average Maturity
Interest rate swaps (fair value hedge)	$600.0	SOFR	1.80%	2.1	$800.0	SOFR	1.64%	2.0
Interest rate swaps (cash flow hedge)(A)	$3,563.1	2.82%	SOFR	19.6	$3,106.0	2.78%	SOFR	20.1
Interest rate swaps (not designated)(A)	$—	—%	SOFR	0.0	$269.1	3.28%	SOFR	20.2
Cross currency interest rate swaps (net investment hedge)	$2,054.9	2.08%	3.70%	2.1	$70.3	4.86%	4.53%	0.5
Cross currency interest rate swaps (cash flow hedge)	$84.2	4.70%	2.88%	0.9	$247.7	5.21%	3.12%	1.6
Cross currency interest rate swaps (not designated)	$15.4	0.15%	1.85%	1.1	$—	—%	—%	0.0
(A)We temporarily discontinued cash flow hedge accounting for certain floating-to-fixed interest rate swaps related to project financing for the NEOM Green Hydrogen Project beginning in the third quarter of fiscal year 2024 due to changes in the anticipated drawdown timeline for the hedged borrowings. As of 1 January 2026, all swaps were re-designated as cash flow hedges. Refer to Note 3, Variable Interest Entities, for additional information.

The table below provides the amounts recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amounts of hedged item		Cumulative hedging adjustment, included in carrying amount
	31 March	30 September	31 March	30 September
Balance Sheet Location	2026	2025	2026	2025
Current portion of long-term debt	$—	$549.7	$—	($0.3)
Long-term debt	$1,524.7	$1,522.5	($21.5)	($23.1)
The table below summarizes the fair value and balance sheet location of our outstanding derivatives:

	Balance Sheet Location	31 March	30 September	Balance Sheet Location	31 March	30 September
		2026	2025		2026	2025
Derivatives Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$57.4	$50.7	Payables and accrued liabilities	$63.2	$21.4
Interest rate management contracts	Other receivables and current assets	3.2	13.1	Payables and accrued liabilities	2.0	0.3
Forward exchange contracts	Other noncurrent assets	15.5	10.1	Other noncurrent liabilities	2.4	3.4
Interest rate management contracts	Other noncurrent assets	248.0	138.2	Other noncurrent liabilities	81.7	23.8
Total Derivatives Designated as Hedging Instruments		$324.1	$212.1		$149.3	$48.9
Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	Other receivables and current assets	$4.3	$17.8	Payables and accrued liabilities	$4.4	$14.2
Forward exchange contracts	Other noncurrent assets	—	2.7	Other noncurrent liabilities	28.2	30.5
Interest rate management contracts	Other noncurrent assets	—	11.8	Other noncurrent liabilities	0.6	—
Total Derivatives Not Designated as Hedging Instruments		$4.3	$32.3		$33.2	$44.7
Total Derivatives		$328.4	$244.4		$182.5	$93.6
Refer to Note 9, Fair Value Measurements, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The tables below summarize gains (losses) recognized in other comprehensive income during the period related to our net investment and cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Net Investment Hedging Relationships
Forward exchange contracts	$1.7	($20.0)	($3.4)	$33.9
Foreign currency debt	59.0	(112.4)	54.8	28.0
Cross currency interest rate swaps(A)	5.5	—	(2.7)	0.4
Total Amount Recognized in OCI	66.2	(132.4)	48.7	62.3
Tax effects	(15.9)	32.1	(11.7)	(15.4)
Net Amount Recognized in OCI	$50.3	($100.3)	$37.0	$46.9
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

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships
Forward exchange contracts	($8.3)	$43.4	($9.1)	($134.4)
Forward exchange contracts, excluded components	(3.0)	(4.8)	(10.4)	(6.3)
Other(A)	8.3	(79.7)	52.9	143.3
Total Amount Recognized in OCI	(3.0)	(41.1)	33.4	2.6
Tax effects	2.1	(3.9)	1.2	18.1
Net Amount Recognized in OCI	($0.9)	($45.0)	$34.6	$20.7
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

The tables below summarize the location and amounts recognized in income related to our cash flow and fair value hedging relationships by contract type:

	Three Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025	2026	2025	2026	2025
Total presented in consolidated income statements that includes effects of hedging below	$3,171.8	$2,916.2	$2,184.4	$2,053.9	$49.5	$42.2	$0.9	($18.6)
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($0.2)	$0.2	($0.7)	$6.7	$—	$—	$17.8	($24.9)
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	5.3	4.3
Other:
Amount reclassified from OCI into income	—	—	—	—	(0.4)	—	(0.3)	4.4
Total (Gain) Loss Reclassified from OCI to Income	(0.2)	0.2	(0.7)	6.7	(0.4)	—	22.8	(16.2)
Tax effects	—	(0.1)	0.2	(1.5)	0.1	—	(5.5)	3.9
Net (Gain) Loss Reclassified from OCI to Income	($0.2)	$0.1	($0.5)	$5.2	($0.3)	$—	$17.3	($12.3)
(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	($1.3)	$11.2	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	1.3	(11.2)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

	Six Months Ended 31 March
	Sales		Cost of Sales		Interest Expense		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025	2026	2025	2026	2025
Total presented in consolidated income statements that includes effects of hedging below	$6,274.3	$5,847.7	$4,291.9	$4,070.4	$104.0	$84.8	($0.5)	$20.3
(Gain) Loss Effects of Cash Flow Hedging:
Forward Exchange Contracts:
Amount reclassified from OCI into income	($1.3)	$0.4	($0.5)	$7.6	$—	$—	$25.0	$104.4
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—	10.8	10.4
Other:
Amount reclassified from OCI into income	—	—	—	—	(0.8)	0.5	9.7	(12.9)
Total (Gain) Loss Reclassified from OCI to Income	(1.3)	0.4	(0.5)	7.6	(0.8)	0.5	45.5	101.9
Tax effects	0.2	(0.1)	0.2	(1.6)	0.2	(0.2)	(10.6)	(23.6)
Net (Gain) Loss Reclassified from OCI to Income	($1.1)	$0.3	($0.3)	$6.0	($0.6)	$0.3	$34.9	$78.3

(Gain) Loss Effects of Fair Value Hedging:
Other:
Hedged items	$—	$—	$—	$—	$1.9	$0.3	$—	$—
Derivatives designated as hedging instruments	—	—	—	—	(1.9)	(0.3)	—	—
Total (Gain) Loss Recognized in Income	$—	$—	$—	$—	$—	$—	$—	$—

The tables below summarize the location and amounts recognized in income related to our derivatives not designated as hedging instruments by contract type:

	Three Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($0.7)	($2.8)	$0.2	$1.1
De-designated interest rate swaps	—	—	—	11.5
Other	—	—	0.3	—
Total (Gain) Loss Recognized in Income	($0.7)	($2.8)	$0.5	$12.6

	Six Months Ended 31 March
	Other Income (Expense), Net		Other Non-Operating Income (Expense), Net
	2026	2025	2026	2025
The Effects of Derivatives Not Designated as Hedging Instruments:
Forward exchange contracts	($0.2)	($6.7)	($0.2)	($0.8)
De-designated interest rate swaps	—	—	(1.9)	(27.3)
Other	—	—	0.8	(1.7)
Total (Gain) Loss Recognized in Income	($0.2)	($6.7)	($1.3)	($29.8)
The amount of unrealized gains and losses related to cash flow hedges as of 31 March 2026 that are expected to be reclassified to earnings in the next twelve months is not material.
The cash flows related to derivative contracts are generally reported in the operating activities section of the consolidated statements of cash flows.
Credit Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that require us to maintain a minimum credit rating with both Standard & Poor’s and Moody’s. If our credit rating falls below this threshold, the counterparty to the derivative instruments has the right to request full collateralization on the derivatives’ net liability position. The net liability position of derivatives with credit risk-related contingent features was $91.3 and $43.3 as of 31 March 2026 and 30 September 2025, respectively. Because our current credit rating is above the various pre-established thresholds, no collateral has been posted on these liability positions.
Counterparty Credit Risk Management
We execute financial derivative transactions with counterparties that are highly rated financial institutions, all of which are investment grade at this time. Some of our underlying derivative agreements give us the right to require the institution to post collateral if its credit rating falls below the pre-established thresholds with Standard & Poor’s, Moody’s, or Fitch. The collateral that the counterparties would be required to post was $259.6 and $174.0 as of 31 March 2026 and 30 September 2025, respectively. No financial institution is required to post collateral at this time, as all have credit ratings at or above threshold.

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

The carrying values and fair values of financial instruments were as follows:

	31 March 2026		30 September 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Derivatives
Forward exchange contracts	$77.2	$77.2	$81.3	$81.3
Interest rate management contracts	251.2	251.2	163.1	163.1
Liabilities
Derivatives
Forward exchange contracts	$98.2	$98.2	$69.5	$69.5
Interest rate management contracts	84.3	84.3	24.1	24.1
Long-term debt, including current portion and related party	17,443.4	16,975.9	17,663.7	17,348.7
The carrying amounts reported on the consolidated balance sheets for cash and cash items, trade receivables, payables and accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.
The table below summarizes assets and liabilities on the consolidated balance sheets that are measured at fair value on a recurring basis:

	31 March 2026				30 September 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value
Derivatives
Forward exchange contracts	$77.2	$—	$77.2	$—	$81.3	$—	$81.3	$—
Interest rate management contracts	251.2	—	251.2	—	163.1	—	163.1	—
Total Assets at Fair Value	$328.4	$—	$328.4	$—	$244.4	$—	$244.4	$—
Liabilities at Fair Value
Derivatives
Forward exchange contracts	$98.2	$—	$98.2	$—	$69.5	$—	$69.5	$—
Interest rate management contracts	84.3	—	84.3	—	24.1	—	24.1	—
Total Liabilities at Fair Value	$182.5	$—	$182.5	$—	$93.6	$—	$93.6	$—

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
Because there were no observable market prices available, fair value, including costs to sell, for long-lived assets that met the held-for-sale criteria was estimated using an internally developed discounted cash flow analysis, which resulted in an impairment charge of $350.6 in the fourth quarter of fiscal year 2025. There were no material changes to valuation assumptions during the first six months of fiscal year 2026. Any gain or loss from the sales will be recognized upon closing of any such transaction based on the carrying amounts classified as held for sale. Interim adjustments may be recorded prior to closing if market participant assumptions or other valuation inputs change, including updates to expected selling price or transaction timing.
Plant and equipment that did not meet the held‑for‑sale criteria but are capable of being sold through secondary equipment markets.
These assets were evaluated for recoverability in fiscal year 2025, and the resulting impairment loss of approximately $2.1 billion was recorded primarily during the second quarter using an orderly liquidation valuation approach. The impairment charge reflects the difference between the estimated liquidation value and the net book value of the assets as of 31 March 2025. There were no material changes in the estimated net realizable value for any remaining assets not disposed as of 31 March 2026.
The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

Balance Sheet Location	Total Estimated Value	Level 1	Level 2	Level 3
Assets held for sale	$454.7	$—	$—	$454.7
Plant and equipment, net	6.9	—	—	6.9
10. DEBT
U.S. Committed Credit Facilities
On 26 March 2026, we amended our existing 364-day $500 revolving credit agreement to extend its maturity date from 26 March 2026 to 25 March 2027. The amendment also provides that if we elect to convert the facility into a term loan, the maturity date of the term loan would be 25 March 2028. Fees incurred in connection with the amendment were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 31 March 2026 or 30 September 2025.
Repayments
During the first quarter of fiscal year 2026, we repaid at maturity $550.0 aggregate principal amount of our 1.50% senior notes due October 2025, plus accumulated and unpaid interest through the maturity date.
Related Party Debt
Refer to Note 17, Supplemental Information.

11. RETIREMENT BENEFITS
The components of net periodic cost for our defined benefit pension plans for the three and six months ended 31 March 2026 and 2025 were as follows:

	Pension Benefits
	2026			2025
Three Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$1.9	$2.6	$4.5	$2.3	$2.7	$5.0
Non-service cost:
Interest cost	29.1	15.0	44.1	29.9	13.8	43.7
Expected return on plan assets	(35.3)	(17.2)	(52.5)	(33.2)	(14.5)	(47.7)
Prior service cost amortization	0.3	0.2	0.5	0.3	0.2	0.5
Actuarial loss amortization	8.5	2.7	11.2	11.7	2.4	14.1
Settlements	1.2	0.1	1.3	—	0.1	0.1
Other	—	0.3	0.3	—	—	—
Net Periodic Cost	$5.7	$3.7	$9.4	$11.0	$4.7	$15.7

	Pension Benefits
	2026			2025
Six Months Ended 31 March	U.S.	International	Total	U.S.	International	Total
Service cost	$3.8	$5.6	$9.4	$4.6	$5.6	$10.2
Non-service cost:
Interest cost	58.1	29.6	87.7	59.8	27.7	87.5
Expected return on plan assets	(70.5)	(34.2)	(104.7)	(66.4)	(29.2)	(95.6)
Prior service cost amortization	0.6	0.5	1.1	0.6	0.4	1.0
Actuarial loss amortization	17.4	5.2	22.6	23.4	4.8	28.2
Settlements	1.2	0.1	1.3	—	0.1	0.1
Other	—	0.6	0.6	—	0.1	0.1
Net Periodic Cost	$10.6	$7.4	$18.0	$22.0	$9.5	$31.5
Our service costs are primarily included within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2026 and 2025 were not material. The non-service related impacts are presented outside operating results within "Other non-operating income (expense), net."
For the six months ended 31 March 2026 and 2025, our cash contributions to funded pension plans and benefit payments under unfunded pension plans were $13.8 and $14.3, respectively. Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.
During the three and six months ended 31 March 2026, we recognized actuarial loss amortization of $0.4 and $1.1 for our other postretirement benefits plans. During the three and six months ended 31 March 2025, we recognized actuarial gain amortization of $0.1 and $0.4 for our other postretirement benefits plans.

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
Accruals for environmental loss contingencies are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of 31 March 2026 and 30 September 2025, the consolidated balance sheets included accruals of $83.9 and $85.6, respectively, primarily as part of other noncurrent liabilities. These environmental liabilities will be paid over a period of up to 30 years. We estimate the exposure for environmental loss contingencies to range from $83 to a reasonably possible upper exposure of $97 as of 31 March 2026.
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
Pace
As of 31 March 2026, $53.1 of the environmental accrual was related to our facility in Pace, Florida.
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
Piedmont
As of 31 March 2026, $9.8 of the environmental accrual was related to a production facility site in Piedmont, South Carolina.
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
We are required by the South Carolina Department of Environmental Services ("SCDES") to address both contaminated soil and groundwater. Numerous areas of soil contamination have been addressed, and contaminated groundwater is being recovered and treated. The SCDES issued its final approval to the site-wide feasibility study on 13 June 2017 and the Record of Decision for the site on 27 June 2018, after which we signed a Consent Agreement Amendment memorializing our obligations to complete the cleanup of the site.
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

Pasadena
As of 31 March 2026, $9.7 of the environmental accrual was related to a production facility site in Pasadena, Texas.
During fiscal year 2012, management committed to permanently shutting down our polyurethane intermediates production facility in Pasadena, Texas. In shutting down and dismantling the facility, we have undertaken certain obligations related to soil and groundwater contaminants. We have been pumping and treating groundwater to control off-site contaminant migration in compliance with regulatory requirements and under the approval of the Texas Commission on Environmental Quality ("TCEQ"). We estimate that the pump and treat system will continue to operate until 2042.
We continue to perform additional work to address other environmental obligations at the site. This additional work includes remediating impacted soils as required, maintaining recovery wells, continuing post closure care for two closed RCRA surface impoundment units, and maintaining engineering controls. Additionally, we have conducted an interim corrective action to treat impacted soils as recommended in the TCEQ 2019 Annual Report. We are currently in the process of renewing the site's RCRA permit. In 2012, we estimated the total exposure at this site to be $13. There have been no significant changes to the estimated exposure.
13. SHARE-BASED COMPENSATION
Our share-based compensation program includes performance and time-based deferred stock units. We issue shares from treasury stock upon the payout of deferred stock units. As of 31 March 2026, there were 0.6 million shares available for future grant under our Long-Term Incentive Plan ("LTIP"), which is shareholder approved.
Share-based compensation cost recognized on the consolidated income statements is summarized below:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Before-tax share-based compensation cost(A)	$16.0	$38.3	$26.3	$54.8
Income tax benefit	(3.8)	(9.0)	(6.2)	(13.0)
After-tax share-based compensation cost	$12.2	$29.3	$20.1	$41.8
(A)Fiscal year 2025 includes noncash executive separation costs of $22.4 to accelerate vesting of share-based awards. Refer to the "Shareholder Activism-Related Costs" disclosure in Note 17, Supplemental Information, for additional information.
Before-tax share-based compensation cost is primarily included in "Selling and administrative expense" on our consolidated income statements. The amount of share-based compensation cost capitalized in the first six months of fiscal years 2026 and 2025 was not material.

Deferred Stock Units
During the six months ended 31 March 2026, we granted 100,048 performance shares to be earned over the performance period beginning 1 October 2025 and ending 30 September 2028.
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
In addition, during the six months ended 31 March 2026, we granted 130,557 time-based deferred stock units at a weighted average grant-date fair value of $260.73.
We generally expense the grant-date fair value of these awards on a straight-line basis over the applicable vesting period. For the portion of performance shares subject to the achievement of return on capital, we consider the probability of meeting performance targets when recording compensation expense throughout the performance period.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below summarize changes in accumulated other comprehensive loss ("AOCL"), net of tax, attributable to Air Products for the three and six months ended 31 March 2026:

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 31 December 2025	$74.1	($1,564.2)	($487.0)	($1,977.1)
Other comprehensive loss before reclassifications	(0.9)	(105.5)	—	(106.4)
Amounts reclassified from AOCL	16.3	—	9.9	26.2
Net current period other comprehensive income (loss)	15.4	(105.5)	9.9	(80.2)
Amount attributable to noncontrolling interests	2.3	(2.1)	—	0.2
Balance at 31 March 2026	$87.2	($1,667.6)	($477.1)	($2,057.5)

	Derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
Balance at 30 September 2025	$49.3	($1,640.7)	($496.4)	($2,087.8)
Other comprehensive income (loss) before reclassifications	34.6	(32.0)	—	2.6
Amounts reclassified from AOCL	32.9	—	19.2	52.1
Net current period other comprehensive income (loss)	67.5	(32.0)	19.2	54.7
Amount attributable to noncontrolling interests	29.6	(5.1)	(0.1)	24.4
Balance at 31 March 2026	$87.2	($1,667.6)	($477.1)	($2,057.5)
The table below summarizes the reclassifications out of AOCL and the affected line item on the consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Loss (Gain) on Cash Flow Hedges, net of tax
Sales	($0.2)	$0.1	($1.1)	$0.3
Cost of sales	(0.5)	5.2	(0.3)	6.0
Interest expense	(0.3)	—	(0.6)	0.3
Other non-operating income (expense), net	17.3	(12.3)	34.9	78.3
Total Loss (Gain) on Cash Flow Hedges, net of tax	$16.3	($7.0)	$32.9	$84.9
Currency translation adjustment associated with business and asset actions	$—	$2.5	$—	$2.5
Pension and Postretirement Benefits, net of tax(A)	$9.9	$11.0	$19.2	$22.0
(A)The components of net periodic benefit/cost reclassified out of AOCL include items such as prior service cost amortization, actuarial loss amortization, settlements, and curtailments and are included in “Other non-operating income (expense), net” on the consolidated income statements. Refer to Note 11, Retirement Benefits, for additional information.

15. EARNINGS (LOSS) PER SHARE
The table below details the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to Air Products	$710.4	($1,730.6)	$1,388.6	($1,113.2)
Denominator (in millions)
Weighted average common shares — Basic	222.8	222.8	222.8	222.7
Effect of dilutive securities:
Employee award plans	0.1	—	0.1	—
Weighted average common shares — Diluted	222.9	222.8	222.9	222.7
Per Share Data (U.S. Dollars per share)
Basic earnings (loss) per share attributable to Air Products	$3.19	($7.77)	$6.23	($5.00)
Diluted earnings (loss) per share attributable to Air Products	$3.19	($7.77)	$6.23	($5.00)
Antidilutive share based awards were not material for the three and six months ended 31 March 2026 and 2025.
16. INCOME TAXES
Effective Tax Rate
For the three and six months ended 31 March 2026, our consolidated income statements include an income tax expense of $158.7 and $318.1, respectively, compared to an income tax benefit of $505.8 and $365.1 for the comparative prior-year periods. The tax expenses in fiscal year 2026 represent an effective tax rate of 18.0% and 18.3% on the pre-tax income reported for the three and six months ended 31 March 2026, respectively. The tax benefits in fiscal year 2025 represented an effective tax rate of 22.5% and 25.1% on the pre-tax losses reported for the three and six months ended 31 March 2025, respectively. The fiscal year 2025 rates were primarily impacted by pre-tax charges of $2.9 billion for business and asset actions and other prior-year items as further discussed below.
Prior-Year Business and Asset Actions
In fiscal year 2025, we recorded charges related to our decision to exit certain projects and implement other cost-reduction measures as described in Note 4, Business and Asset Actions. These efforts resulted in pre-tax charges of approximately $2.9 billion during the second quarter of fiscal year 2025, which resulted in an overall loss from continuing operations before taxes for the three and six months ended 31 March 2025. The related net tax benefit of these actions, which primarily related to our U.S. operations, totaled $640.6.
The related net tax benefit of $640.6 recorded during the second quarter included a cost of $22.5 to establish reserves for uncertain tax positions related to the deductibility of certain costs in foreign subsidiaries as well as a cost of $13.1 primarily related to lower U.S. tax benefits for foreign-derived income. We also incurred a $41.8 increase in our valuation allowance related to tax benefits for foreign business and asset actions for which we could not recognize an income tax benefit.
Prior-Year Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018). While we were not a party to these cases, the opinions resulted in a change to our intent to pursue a refund claim. The $34.9 income tax benefit was net of a $67.8 reserve for an uncertain tax position related to the calculation of the refund amount.

Prior-Year Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 related to estimated withholding taxes on foreign earnings that we no longer intended to indefinitely reinvest.
Prior-Year Shareholder Activism-Related Costs
During the first six months of fiscal year 2025, we incurred costs of $61.3 related to a proxy contest led by an activist shareholder as further discussed in Note 17, Supplemental Information. The related net tax benefit recorded during the first half of fiscal year 2025 was $8.4.
Cash Paid for Taxes, Net of Refunds
Income tax payments, net of refunds, were $263.4 and $710.1 for the six months ended 31 March 2026 and 2025, respectively. Fiscal year 2025 included tax payments related to the sale of the LNG business.
17. SUPPLEMENTAL INFORMATION
Related Party Transactions
We have related party sales to some of our equity affiliates and joint venture partners as well as other income primarily from fees charged for use of Air Products' patents and technology. Sales to and other income from related parties totaled approximately $105 and $190 for the three and six months ended 31 March 2026, respectively, and $70 and $150 for the three and six months ended 31 March 2025, respectively. Sales agreements with related parties include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of 31 March 2026 and 30 September 2025, our consolidated balance sheets included related party trade receivables of approximately $205 and $105, respectively.
Related party debt consists of shareholder loans with our joint venture partner, Lu’An Clean Energy Company. Total debt owed to related parties was $244.3 and $236.5 as of 31 March 2026 and 30 September 2025, respectively. These amounts included $61.0 and $59.0, respectively, in "Current portion of long-term debt" on the consolidated balance sheets.
Prior-Year Shareholder Activism-Related Costs
We recorded shareholder activism-related costs in fiscal year 2025 in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Costs of $31.4 ($31.0 after tax) incurred during the second quarter of fiscal year 2025 primarily reflect executive separation costs for our former chief executive officer following the Board of Directors’ appointment of a new chief executive officer, which included a noncash expense of $22.4 related to the acceleration of vesting of share‑based awards and $7.3 in severance and other cash benefits. Costs of $61.3 ($52.9 after tax) incurred during the first six months of fiscal year 2025 also included legal and other professional service fees, as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders, which were largely incurred during the first quarter of fiscal year 2025.
Changes in Estimates
Changes in estimates on sale of equipment projects accounted for under the cost incurred input method are recognized as a cumulative adjustment for the inception-to-date effect of such change. We recorded changes to project revenue and cost estimates that unfavorably impacted operating income by approximately $25 and $58 for the three and six months ended 31 March 2026, respectively, and operating loss by approximately $15 and $45 for the three and six months ended 31 March 2025, respectively.

18. BUSINESS SEGMENT INFORMATION
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

Summary by Business Segment

	Americas	Asia	Europe	Middle East and India	Corporate and other	Total
Three Months Ended 31 March 2026
Sales(A)	$1,383.9	$832.6	$789.0	$29.2	$137.1	$3,171.8
Cost of sales	(959.5)	(561.6)	(508.9)	(21.5)	(132.9)	(2,184.4)
Selling and administrative expense	(53.8)	(33.0)	(69.7)	(4.6)	(66.1)	(227.2)
Other segment items(B)	3.3	2.0	1.2	1.5	(15.5)	(7.5)
Operating income (loss)(C)	373.9	240.0	211.6	4.6	(77.4)	752.7
Other segment information:
Depreciation and amortization	171.7	116.8	72.5	6.0	8.0	375.0
Equity affiliates' income	55.8	11.7	31.9	79.2	0.8	179.4
Three Months Ended 31 March 2025
Sales(A)	$1,287.2	$774.1	$727.4	$32.8	$94.7	$2,916.2
Cost of sales	(873.5)	(554.4)	(474.0)	(32.3)	(119.7)	(2,053.9)
Selling and administrative expense	(49.8)	(30.0)	(59.2)	(6.3)	(76.7)	(222.0)
Other segment items(B)	1.8	1.7	1.3	2.9	(16.7)	(9.0)
Operating income (loss)(C)	365.7	191.4	195.5	(2.9)	(118.4)	631.3
Other segment information:
Depreciation and amortization	178.4	131.8	56.8	6.4	10.2	383.6
Equity affiliates' income(D)	31.2	10.5	27.7	78.2	4.7	152.3
Six Months Ended 31 March 2026
Sales(A)	$2,725.6	$1,664.1	$1,571.0	$59.5	$254.1	$6,274.3
Cost of sales	(1,846.1)	(1,134.8)	(1,000.6)	(41.4)	(269.0)	(4,291.9)
Selling and administrative expense	(109.0)	(61.0)	(136.7)	(9.6)	(139.6)	(455.9)
Other segment items(B)	7.2	4.0	1.4	1.9	(31.8)	(17.3)
Operating income (loss)(C)	777.7	472.3	435.1	10.4	(186.3)	1,509.2
Other segment information:
Depreciation and amortization	343.6	229.5	142.3	12.2	18.1	745.7
Equity affiliates' income (loss)	107.5	25.5	55.3	163.7	(0.4)	351.6
Expenditures for long-lived assets	958.8	186.5	389.9	762.4	61.2	2,358.8
Six Months Ended 31 March 2025
Sales(A)	$2,574.8	$1,591.2	$1,424.6	$65.6	$191.5	$5,847.7
Cost of sales	(1,728.6)	(1,126.5)	(923.4)	(58.0)	(233.9)	(4,070.4)
Selling and administrative expense	(104.2)	(61.5)	(121.1)	(14.1)	(163.5)	(464.4)
Other segment items(B)	11.9	4.6	1.9	3.0	(29.5)	(8.1)
Operating income (loss)(C)	753.9	407.8	382.0	(3.5)	(235.4)	1,304.8
Other segment information:
Depreciation and amortization	351.8	254.7	111.3	12.9	19.7	750.4
Equity affiliates' income(D)	66.3	20.8	45.9	163.2	6.7	302.9
Expenditures for long-lived assets	1,488.7	192.7	545.6	1,721.5	60.6	4,009.1
As of 31 March 2026
Investment in net assets of and advances to equity affiliates	$632.2	$348.1	$661.3	$3,651.8	$115.9	$5,409.3
Total assets	12,651.3	6,736.1	7,118.7	11,520.1	3,618.5	41,644.7
As of 30 September 2025
Investment in net assets of and advances to equity affiliates	$555.2	$331.3	$649.9	$3,713.2	$116.5	$5,366.1
Total assets	12,058.7	6,712.2	6,916.8	10,919.4	4,452.4	41,059.5
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
(D)Segment equity affiliates’ income for the three and six months ended 31 March 2025 excludes a $6.8 impairment charge related to a joint venture in China, which was recorded as part of our business and asset actions during the second quarter of fiscal year 2025. As a result, total segment equity affiliates’ income does not reconcile to equity affiliates’ income for the total company as reported on the consolidated income statements for the three and six months ended 31 March 2025.

Reconciliation of Total Segment Operating Income to Consolidated Results
The table below reconciles total segment operating income to income (loss) before taxes as reflected on our consolidated income statements:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Total Segment Operating Income	$752.7	$631.3	$1,509.2	$1,304.8
Business and asset actions	—	(2,927.9)	(22.0)	(2,927.9)
Shareholder activism-related costs	—	(31.4)	—	(61.3)
Consolidated Operating Income (Loss)	$752.7	($2,328.0)	$1,487.2	($1,684.4)
Equity affiliates' income	179.4	145.5	351.6	296.1
Interest expense	49.5	42.2	104.0	84.8
Other non-operating income (expense), net	0.9	(18.6)	(0.5)	20.3
Income (Loss) Before Taxes	$883.5	($2,243.3)	$1,734.3	($1,452.8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding business outlook. These forward-looking statements are based on management’s expectations and assumptions as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Actual performance and financial results may differ materially from projections and estimates expressed in the forward-looking statements because of many factors not anticipated by management. These factors include, without limitation, those described in "Forward-Looking Statements" and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended 30 September 2025 (the "2025 Form 10-K"), which was filed with the SEC on 20 November 2025, as well as in "Forward-Looking Statements" of this Quarterly Report on Form 10-Q.
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
The financial measures discussed below are presented in accordance with U.S. generally accepted accounting principles ("GAAP"), except as noted. We discuss certain financial measures on an "adjusted", or "non-GAAP", basis, which exclude gains or losses that management does not consider to be representative of our underlying business operations. These adjustments, which are described below for the periods presented, are not reflected in the results of our reportable segments. When viewed together with our GAAP results, we believe these non-GAAP financial measures offer a more complete understanding of the factors and trends affecting our financial performance and support analysis of our results on a more consistent basis. For each non-GAAP financial measure, including adjusted operating income, adjusted operating margin, adjusted earnings per share, the adjusted effective tax rate, and capital expenditures, we present a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These reconciliations and further explanations of our use of non-GAAP financial measures are presented under the “Reconciliations of Non-GAAP Financial Measures” section beginning on page 62.
Comparisons included in the discussion that follows are for the second quarter and first six months of fiscal year 2026 versus ("vs.") the second quarter and first six months of fiscal year 2025. The disclosures provided in this Quarterly Report on Form 10-Q are complementary to those made in our 2025 Form 10-K.
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

SECOND QUARTER 2026 VS. SECOND QUARTER 2025
SECOND QUARTER 2026 IN SUMMARY
•Sales of $3.2 billion increased 9%, or $255.6, due to higher volumes of 4%, a favorable impact from currency of 4%, and higher energy cost pass-through to customers of 2%, partially offset by lower pricing of 1% driven by lower helium pricing.
•Operating income of $752.7 increased 132%, or $3.1 billion, from an operating loss of $2.3 billion in the prior year, and operating margin improved to 23.7% from negative 79.8%, primarily due to prior-year charges for business and asset actions related to project exit decisions reached in the second quarter of fiscal year 2025.
•Adjusted operating income of $752.7 increased 19%, or $121.4, reflecting higher on-site volumes, favorable currency, and lower costs, partially offset by lower helium pricing. Adjusted operating margin improved to 23.7% from 21.6% in the prior year, primarily due to higher volumes and productivity, partially offset by energy cost pass-through to customers and pricing. These non-GAAP results exclude losses resulting from charges for business and asset actions as well as prior-year shareholder activism-related costs, as discussed below.
•Equity affiliates' income of $179.4 increased 23%, or $33.9, driven primarily by an affiliate in Mexico within the Americas segment.
•Earnings per share ("EPS") of $3.19 increased $10.96 from a loss per share of $7.77 in the prior year. On a non-GAAP basis, adjusted EPS of $3.20 increased $0.51 compared to $2.69 in the prior year. A summary table of changes in EPS is presented on page 45.

Summary of Changes in EPS
The per share impacts for the items presented in the table below were calculated independently and do not sum to the total change in EPS due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 March
	2026	2025
Earnings (Loss) per Share	$3.19	($7.77)	$10.96
% Change from prior year			141%
Operating Items
Underlying business:
Volume			$0.34
Price, net of variable costs			(0.04)
Other costs			0.05
Currency			0.09
Business and asset actions(A)			10.26
Shareholder activism-related costs			0.14
Total Operating Items			$10.84
Other Items
Equity affiliates' income:
Equity method investment impairment associated with business and asset actions(A)			$0.02
Equity affiliates' income			0.10
Interest expense			(0.03)
Other non-operating income/expense, net:
Loss on de-designation of cash flow hedges(B)			0.01
Non-service pension cost, net			0.02
Other non-operating			0.01
Change in effective tax rate, excluding discrete tax items below			0.04
Tax reform adjustment related to deemed foreign dividends			(0.16)
Tax on repatriation of foreign earnings			0.14
Noncontrolling interests(A)(B)			(0.05)
Total Other Items			$0.10
Total Change			$10.96
% Change from prior year			141%
(A)Per share impacts were calculated based on total after-tax charges for business and asset actions attributable to Air Products of $2.3 billion. Charges attributable to noncontrolling partners was $3.5.
(B)Per share impact reflected within "Loss on de-designation of cash flow hedges" was calculated based on an after-tax loss attributable to Air Products of $3.0 in fiscal year 2025. The loss attributable to noncontrolling partners was $7.5.

The table below summarizes the per share impact of our non-GAAP adjustments for the second quarter of fiscal years 2026 and 2025. These impacts were calculated independently and may not sum to totals due to rounding.

	Three Months Ended		Change vs. Prior Year
	31 March
	2026	2025
Earnings (Loss) per Share	$3.19	($7.77)	$10.96
Business and asset actions(A)	—	10.28	(10.28)
Shareholder activism-related costs	—	0.14	(0.14)
Loss on de-designation of cash flow hedges	—	0.01	(0.01)
Non-service pension cost, net	0.02	0.04	(0.02)
Tax reform adjustment related to deemed foreign dividends	—	(0.16)	0.16
Tax on repatriation of foreign earnings	—	0.14	(0.14)
Adjusted EPS	$3.20	$2.69	$0.51
% Change from prior year			19%
(A) The charge for business and asset actions in fiscal year 2025 was primarily recorded within operating loss. For additional information regarding this charge, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.

SECOND QUARTER 2026 RESULTS OF OPERATIONS
Discussion of Second Quarter Consolidated Results

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
GAAP Financial Measures
Sales	$3,171.8	$2,916.2	$255.6	9%
Operating income (loss)	752.7	(2,328.0)	3,080.7	132%
Operating margin	23.7%	(79.8%)		10,350 bp
Equity affiliates’ income	$179.4	$145.5	$33.9	23%
Non-GAAP Financial Measures
Adjusted operating income	$752.7	$631.3	$121.4	19%
Adjusted operating margin	23.7%	21.6%		210 bp

Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	4%
Price	(1%)
Energy cost pass-through to customers	2%
Currency	4%
Total Consolidated Sales Change	9%
Sales of $3.2 billion increased 9%, or $255.6, due to higher volumes of 4%, a favorable currency impact of 4%, and higher energy cost pass-through to customers of 2%, partially offset by lower pricing of 1%. Volume growth was driven by on-sites, primarily HyCO in the Americas segment. The favorable currency impact reflected a weaker U.S. Dollar, most notably against the Euro, Chinese Renminbi, and British Pound Sterling. Lower pricing was primarily attributable to helium, partially offset by pricing improvements across non-helium product lines.

Cost of Sales and Gross Margin
Cost of sales of $2.2 billion increased 6%, or $130.5, due to an unfavorable currency impact of $81, higher energy cost pass-through to customers of $45, and higher costs of $19 related to sales volumes. These increases were partially offset by $8 of lower costs driven by productivity improvements and lower depreciation, which more than offset fixed-cost inflation and higher Americas maintenance costs, as well as $6 of lower product sourcing costs in our merchant business. Gross margin of 31.1% increased 150 bp from 29.6% in the prior year, driven by higher volumes.
Selling and Administrative Expense
Selling and administrative expense of $227.2 increased 2%, or $5.2, as unfavorable currency and labor inflation were partially offset by productivity improvements. Selling and administrative expense as a percentage of sales improved to 7.2% from 7.6% in the prior year.
Research and Development Expense
Research and development expense of $21.6 decreased 6%, or $1.3. Research and development expense as a percentage of sales decreased to 0.7% from 0.8% in the prior year.
Business and Asset Actions
We did not record any charges related to business and asset actions in the second quarter of fiscal year 2026.
Our consolidated prior year income statement for the three months ended 31 March 2025 included charges of $2.9 billion ($2.3 billion attributable to Air Products after tax, or $10.28 per share), consisting of initial charges related to project exit decisions as well as costs incurred in connection with our global cost reduction plan. These charges were not reflected in the results of our reportable segments. For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Prior Year Shareholder Activism-Related Costs
We recorded shareholder activism-related costs in fiscal year 2025 in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Costs of $31.4 ($31.0 after tax, or $0.14 per share) incurred during the second quarter were primarily for executive separation costs for our former chief executive officer. These costs were not reflected in the results of our reportable segments. For additional information, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Other Income (Expense), Net
Other income of $14.1 increased 1%, or $0.2.
Operating Income (Loss) and Operating Margin
Operating income of $752.7 increased 132%, or $3.1 billion, from an operating loss of $2.3 billion in the prior year. The fiscal year 2025 loss was driven by $2.9 billion of charges for business and asset actions, largely related to project exit decisions reached in the second quarter of fiscal year 2025, and also included $31 of shareholder activism‑related costs. Volume impacts were favorable by $94, driven by on-sites. Currency was favorable by $25, and costs were lower by $13, as productivity improvements and lower depreciation more than offset fixed-cost inflation and higher Americas maintenance costs. These factors were partially offset by lower pricing, net of power costs, of $11, driven by lower helium pricing. Lower helium pricing was partially mitigated by pricing improvements across non-helium product lines. Operating margin was 23.7% compared to negative 79.8% in the prior year, which was primarily attributable to the charges for business and asset actions in fiscal year 2025.
On a non-GAAP basis, which excludes the charges for business and asset actions and prior-year shareholder activism-related costs discussed above, adjusted operating income of $752.7 increased 19%, or $121.4, due to higher volumes, favorable currency, and lower costs, partially offset by lower pricing. Adjusted operating margin improved to 23.7% from 21.6% in the prior year, primarily due to higher volumes and productivity, partially offset by energy cost pass-through to customers and pricing.
Equity Affiliates' Income
Equity affiliates' income of $179.4 increased 23%, or $33.9, primarily driven by an affiliate in Mexico within the Americas segment. Additionally, the prior year included a project exit-related impairment charge of $6.8 related to a joint venture in China.

Interest Expense

	Three Months Ended
	31 March
	2026	2025
Interest incurred	$167.5	$145.8
Less: Capitalized interest	118.0	103.6
Interest expense	$49.5	$42.2
Interest expense increased 17%, or $7.3, driven by higher interest on principal borrowings from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in fiscal year 2025.
Other Non-Operating Income (Expense), Net
Other non-operating income of $0.9 increased $19.5 compared to an expense of $18.6 in the prior year. The prior year included an expense of $11.5 ($3.0 attributable to Air Products after tax, or $0.01 per share) on certain interest rate swaps held by the NEOM Green Hydrogen Company joint venture. As of 1 January 2026, all swaps were re‑designated as cash flow hedges. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information.
The increase also reflects income from excluded components from the assessment of effectiveness of our derivatives and lower non-service pension costs, partially offset by lower interest income on short-term investments.
Effective Tax Rate
The effective tax rate equals the income tax expense (benefit) divided by income or loss before taxes. Equity affiliates' income is primarily included net of income taxes within income or loss before taxes on our consolidated income statements.
For the three months ended 31 March 2026, our consolidated income statement includes an income tax expense of $158.7 compared to an income tax benefit of $505.8 in the prior year period. The tax expense in fiscal year 2026 represents an effective tax rate of 18.0% on the pre-tax income of $883.5 reported for the three months ended 31 March 2026. The tax benefit in fiscal year 2025 represented an effective rate of 22.5% on the pre-tax loss of $2.2 billion reported for the three months ended 31 March 2025.
The prior-year rate was primarily impacted by $2.9 billion of pre-tax charges for business and asset actions and other items as further discussed in Note 16, Income Taxes. Also contributing to a lower rate for the current fiscal year were higher foreign and domestic tax credits and incentives and higher equity affiliates' income. These items were partially offset by a higher cost of U.S. tax on foreign earnings and withholding taxes on foreign earnings we no longer intend to indefinitely reinvest.
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 62, was 18.0% and 19.1% for the three months ended 31 March 2026 and 2025, respectively.

Discussion of Second Quarter Results by Business Segment
Americas

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$1,383.9	$1,287.2	$96.7	8%
Operating income	373.9	365.7	8.2	2%
Operating margin	27.0%	28.4%		(140	bp)
Equity affiliates’ income	$55.8	$31.2	$24.6	79%
The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	3%
Price	—%
Energy cost pass-through to customers	4%
Currency	1%
Total Americas Sales Change	8%

Sales of $1.4 billion increased 8%, or $96.7, due to higher energy cost pass-through to customers of 4%, higher volumes of 3%, and favorable currency of 1%. The higher energy cost pass-through reflects increased natural gas rates in the U.S. Gulf Coast. Volumes were favorable in both on-sites and merchant, including helium, partially offset by income from a favorable one-time customer contract amendment in the prior year.
Operating income of $373.9 increased 2%, or $8.2, as higher volumes of $15 and favorable currency of $3 were partially offset by higher costs of $6 and lower pricing, net of power costs, of $4. The lower pricing reflected lower helium pricing and higher power costs in our merchant business, which were partially mitigated by favorable pricing actions across non-helium product lines. The increase in costs was primarily due to maintenance turnarounds and fixed-cost inflation, partially offset by lower depreciation. Operating margin of 27.0% decreased 140 bp from 28.4% in the prior year driven by a headwind of approximately 100 bp from higher energy cost pass-through to our on-site customers.
Equity affiliates’ income of $55.8 increased 79%, or $24.6, driven primarily by an affiliate in Mexico.

Asia

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$832.6	$774.1	$58.5	8%
Operating income	240.0	191.4	48.6	25%
Operating margin	28.8%	24.7%		410	bp
Equity affiliates’ income	$11.7	$10.5	$1.2	11%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	4%
Price	(1%)
Energy cost pass-through to customers	1%
Currency	4%
Total Asia Sales Change	8%

Sales of $832.6 increased 8%, or $58.5, due to higher volumes of 4% primarily related to on-site activity, including new assets, and improved helium, as well as favorable currency of 4% driven by the weakening of the U.S. Dollar against the Chinese Renminbi. Higher energy cost pass-through to customers contributed 1%, offset by lower pricing of 1%. The 1% total segment price decrease equates to a 5% decline in our merchant business, driven by lower helium pricing.
Operating income of $240.0 increased 25%, or $48.6, due to higher volumes of $34, lower costs of $16 driven by productivity, and favorable currency of $8, partially offset by lower pricing, net of power costs, of $10. Depreciation was lower in fiscal year 2026 primarily due to certain gasification assets being classified as held for sale. Operating margin of 28.8% increased 410 bp from 24.7% in the prior year, primarily due to the impact of higher volumes and favorable costs, partially offset by lower pricing.
Equity affiliates’ income of $11.7 increased 11%, or $1.2, driven primarily by an affiliate in Thailand.

Europe

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$789.0	$727.4	$61.6	8%
Operating income	211.6	195.5	16.1	8%
Operating margin	26.8%	26.9%		(10	bp)
Equity affiliates’ income	$31.9	$27.7	$4.2	15%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	2%
Price	(1%)
Energy cost pass-through to customers	(2%)
Currency	9%
Total Europe Sales Change	8%

Sales of $789.0 increased 8%, or $61.6, as favorable currency of 9% and higher volumes of 2% were partially offset by lower energy cost pass-through to customers of 2% and lower pricing of 1%. Favorable currency primarily reflected the weakening of the U.S. Dollar against the Euro and British Pound Sterling. Higher volumes were driven by on-sites, including the impact of a prior-year turnaround, partially offset by lower helium. Energy cost pass-through declined due to lower natural gas rates. Lower helium pricing was partially mitigated by favorable pricing actions across non-helium product lines.
Operating income of $211.6 increased 8%, or $16.1, due to higher volumes of $16, favorable currency of $16, and higher pricing, net of lower power costs, of $4, partially offset by higher costs of $20. The increase in costs was primarily due to higher depreciation and fixed-cost inflation. Operating margin of 26.8% decreased 10 bp from 26.9% in the prior year.
Equity affiliates’ income of $31.9 increased 15%, or $4.2, driven primarily by an affiliate in Italy.

Middle East and India

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
Sales	$29.2	$32.8	($3.6)	(11%)
Operating income (loss)	4.6	(2.9)	7.5	259%
Equity affiliates' income	79.2	78.2	1.0	1%
Sales of $29.2 decreased 11%, or $3.6, primarily due to lower volumes. Operating income was $4.6 compared to a loss of $2.9 in the prior year, reflecting lower costs, including productivity improvements and the impact of the deconsolidation of Blue Hydrogen Industrial Gases Company ("BHIG") in the second quarter of fiscal year 2025.
Equity affiliates' income of $79.2 increased 1%, or $1.0.
Corporate and other

	Three Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
Sales	$137.1	$94.7	$42.4	45%
Operating loss	(77.4)	(118.4)	41.0	35%
Equity affiliates' income	0.8	4.7	(3.9)	(83%)

Sales of $137.1 increased 45%, or $42.4. Operating loss of $77.4 improved 35%, or $41.0, primarily due to lower changes to sale of equipment project estimates and productivity improvements.
Equity affiliates' income of $0.8 decreased 83%, or $3.9, driven by an affiliate in Algeria.

FIRST SIX MONTHS 2026 VS. FIRST SIX MONTHS 2025
FIRST SIX MONTHS 2026 IN SUMMARY
•Sales of $6.3 billion increased 7%, or $426.6, due to a favorable currency impact of 3%, higher volumes of 2%, and higher energy cost pass-through to customers of 2%.
•Operating income of $1.5 billion increased 188%, or $3.2 billion, from an operating loss of $1.7 billion in the prior year, and operating margin improved to 23.7% from a negative 28.8%, primarily due to prior-year charges for business and asset actions related to project exit decisions reached in the second quarter of fiscal year 2025.
•Adjusted operating income of $1.5 billion increased 16%, or $204.4, and adjusted operating margin improved to 24.1% from 22.3% in the prior year, driven by higher volumes. These non-GAAP results exclude losses resulting from charges for business and asset actions as well as prior-year shareholder activism-related costs, as discussed below.
•Equity affiliates' income of $351.6 increased 19%, or $55.5, primarily driven by an affiliate in Mexico within the Americas segment.
•EPS of $6.23 increased $11.23 from a loss per share of $5.00 in the prior year. On a non-GAAP basis, adjusted EPS of $6.37 increased $0.83 compared to $5.54 in the prior year. A summary table of changes in EPS is presented on page 54.

Summary of Changes in EPS
The per share impacts for the line items presented in the table below were calculated independently and may not sum to the total change in EPS due to rounding.

	Six Months Ended		Change vs. Prior Year
	31 March
	2026	2025
Earnings (Loss) per Share	$6.23	($5.00)	$11.23
% Change from prior year			225%
Operating Items
Underlying business:
Volume			$0.44
Price, net of variable costs			0.04
Other costs			0.13
Currency			0.14
Business and asset actions(A)			10.17
Shareholder activism-related costs			0.24
Total Operating Items			$11.16
Other Items
Equity affiliates' income:
Equity method investment impairment associated with business and asset actions(A)			$0.02
Equity affiliates' income			0.18
Interest expense			(0.07)
Other non-operating income/expense, net:
Gain on de-designation of cash flow hedges(B)			(0.03)
Non-operating expense associated with business and asset actions(A)			(0.02)
Non-service pension cost, net			0.04
Change in effective tax rate, excluding discrete items below			0.05
Tax reform adjustment related to deemed foreign dividends			(0.16)
Tax on repatriation of foreign earnings			0.14
Noncontrolling interests(A)(B)			(0.08)
Total Other Items			$0.07
Total Change			$11.23
% Change from prior year			225%
(A)Per share impacts were calculated based on total after-tax charges for business and asset actions attributable to Air Products of $24.6 million and $2.3 billion for the first six months of fiscal years 2026 and 2025, respectively, with $0.6 million and $3.5 million attributable to noncontrolling partners.
(B)Per share impact reflected within "Gain on de-designation of cash flow hedges" was calculated based on an after-tax gain attributable to Air Products of $7.3 in fiscal year 2025. The gain attributable to our noncontrolling partners was $17.7.

The table below summarizes the per share impact of our non-GAAP adjustments for the first six months of fiscal years 2026 and 2025. These impacts were calculated independently and may not sum to totals due to rounding:

	Six Months Ended		Change vs. Prior Year
	31 March
	2026	2025
Earnings (Loss) per Share	$6.23	($5.00)	$11.23
Business and asset actions(A)	0.11	10.28	(10.17)
Shareholder activism-related costs	—	0.24	(0.24)
Gain on de-designation of cash flow hedges	—	(0.03)	0.03
Non-service pension cost, net	0.03	0.07	(0.04)
Tax reform adjustment related to deemed foreign dividends	—	(0.16)	0.16
Tax on repatriation of foreign earnings	—	0.14	(0.14)
Adjusted EPS	$6.37	$5.54	$0.83
% Change from prior year			15%
(A) The charge for business and asset actions in fiscal year 2025 was primarily recorded within operating loss. For additional information regarding this charge, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
FIRST SIX MONTHS 2026 RESULTS OF OPERATIONS
Discussion of First Six Months Consolidated Results

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
GAAP Financial Measures
Sales	$6,274.3	$5,847.7	$426.6	7%
Operating income (loss)	1,487.2	(1,684.4)	3,171.6	188%
Operating margin	23.7%	(28.8%)		5,250	bp
Equity affiliates’ income	$351.6	$296.1	$55.5	19%
Non-GAAP Financial Measures
Adjusted operating income	$1,509.2	$1,304.8	$204.4	16%
Adjusted operating margin	24.1%	22.3%		180	bp
.
Sales
The table below summarizes the major factors that impacted consolidated sales for the periods presented:

Volume	2%
Price	—%
Energy cost pass-through to customers	2%
Currency	3%
Total Consolidated Sales Change	7%
Sales of $6.3 billion increased 7%, or $426.6, due to a favorable currency impact of 3%, higher volumes of 2%, and higher energy cost pass-through to customers of 2%. Currency was favorable as the U.S. Dollar weakened, most notably against the Euro. Volume growth was driven by on-sites, primarily from new assets and Americas HyCO facilities, partially offset by lower helium demand and a significant, non-recurring helium sale to an existing merchant customer in the Americas segment in the prior year. Pricing was flat as improvement across non-helium product lines was offset by lower helium pricing.

Cost of Sales and Gross Margin
Cost of sales of $4.3 billion increased 5%, or $221.5, due to an unfavorable currency impact of $128 and higher energy cost pass-through to customers of $124. These increases were partially offset by $16 of lower costs driven by productivity improvements and reduced depreciation, which more than offset fixed-cost inflation, lower product sourcing costs of $9, and lower costs of $5 related to sales volumes. Gross margin of 31.6% increased 120 bp from 30.4% in the prior year as the benefits from higher volumes were partially offset by higher energy cost pass-through to customers.
Selling and Administrative Expense
Selling and administrative expense of $455.9 decreased 2%, or $8.5, as productivity improvements were partially offset by unfavorable currency and fixed-cost inflation. Selling and administrative expense as a percentage of sales improved to 7.3% from 7.9% in the prior year.
Research and Development Expense
Research and development expense of $42.0 decreased 6%, or $2.9. Research and development expense as a percentage of sales decreased to 0.7% from 0.8% in the prior year.
Business and Asset Actions
Our consolidated income statement for the six months ended 31 March 2026 included charges of $28.3 ($24.6 attributable to Air Products after tax, or $0.11 per share), related to project exit decisions reached in fiscal year 2025. Our consolidated prior-year income statement for the six months ended 31 March 2025 included charges of $2.9 billion ($2.3 billion attributable to Air Products after tax, or $10.28 per share), consisting of initial charges related to these decisions as well as costs incurred in connection with our global cost reduction plan. These charges were not reflected in results of our reportable segments. For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Prior-Year Shareholder Activism-Related Costs
We recorded shareholder activism-related costs in fiscal year 2025 in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Costs of $61.3 ($52.9 after tax, or $0.24 per share) incurred during the first six months of fiscal year 2025 included executive separation costs for our former chief executive officer, professional service fees, and incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders. These costs were not reflected in the results of our reportable segments. For additional information, refer to Note 17, Supplemental Information, to the consolidated financial statements.
Other Income (Expense), Net
Other income of $24.7 decreased 33%, or $12.1, primarily due to the prior year sale of a U.S. equity method investment.
Operating Income (Loss) and Operating Margin
Operating income of $1.5 billion increased 188%, or $3.2 billion, from an operating loss of $1.7 billion in the prior year. The fiscal year 2025 loss was driven by $2.9 billion of charges for business and asset actions, largely related to project exit decisions reached in the second quarter of fiscal year 2025, and also included $61 of shareholder activism‑related costs. Volume impacts were favorable by $121 driven by on-sites, partially offset by lower helium. Currency was favorable by $38, and costs were lower by $35, as productivity improvements and lower depreciation were partially offset by fixed-cost inflation. Pricing, net of power costs, improved by $11 driven by non-helium merchant products. Operating margin was 23.7% compared to negative 28.8% in the prior year, which was primarily attributable to the charge for business and asset actions in fiscal year 2025.
On a non-GAAP basis, which excludes the charges for business and asset actions and prior year-shareholder activism-related costs discussed above, adjusted operating income of $1.5 billion increased 16%, or $204.4 due to higher volumes, favorable currency, lower costs, and higher pricing, net of power costs. Adjusted operating margin improved to 24.1% from 22.3% in the prior year, primarily due to higher volumes and productivity, partially offset by energy cost pass-through to customers.
Equity Affiliates' Income
Equity affiliates' income of $351.6 increased 19%, or $55.5, driven by an affiliate in Mexico within the Americas segment. Additionally, the prior year included a project exit-related impairment charge of $6.8 related to a joint venture in China.

Interest Expense

	Six Months Ended
	31 March
	2026	2025
Interest incurred	$335.3	$285.7
Less: Capitalized interest	231.5	200.9
Interest expense	$104.0	$84.8
Interest expense increased 23%, or $19.2, driven by higher interest on principal borrowings from Euro- and U.S. Dollar-denominated senior fixed-rate notes issued in fiscal year 2025.
Other Non-Operating Income (Expense), net
Other non-operating expense of $0.5 decreased $20.8 from income of $20.3 in the prior year. The prior year included a gain of $27.3 ($7.3 attributable to Air Products after tax, or $0.03 per share) on certain interest rate swaps held by the NEOM Green Hydrogen Company joint venture. As of 1 January 2026, all swaps were re‑designated as cash flow hedges. Refer to Note 3, Variable Interest Entities, and Note 8, Financial Instruments, to the consolidated financial statements for additional information. We also recognized lower interest income on short-term investments in fiscal year 2026.
These impacts were partially offset by income from excluded components from the assessment of effectiveness of our derivatives and lower non-service pension costs.
Effective Tax Rate
The effective tax rate equals the income tax expense (benefit) divided by income or loss before taxes. Equity affiliates' income is primarily included net of income taxes within income or loss before taxes on our consolidated income statements.
For the six months ended 31 March 2026, our consolidated income statement includes an income tax expense of $318.1 compared to an income tax benefit of $365.1 in the prior year period. The tax expense in fiscal year 2026 represents an effective tax rate of 18.3% on the pre-tax income of $1.7 billion reported for the six months ended 31 March 2026. The tax benefit in fiscal year 2025 represented an effective rate of 25.1% on the pre-tax loss of $1.5 billion reported for the six months ended 31 March 2025.
The prior-year rate was primarily impacted by $2.9 billion of pre-tax charges for business and asset actions and other items as further discussed in Note 16, Income Taxes. Also contributing to a lower rate for the current fiscal year were higher foreign and domestic tax credits and incentives and higher equity affiliates' income. These items were partially offset by a higher cost of U.S. tax on foreign earnings, larger excess tax benefits on share-based compensation in the prior year, and a benefit from a U.S. state tax law change in the prior period.
Our adjusted effective tax rate, which excludes the impact of adjustments presented in the "Reconciliations of Non-GAAP Financial Measures" section beginning on page 62, was 18.3% and 18.9% for the six months ended 31 March 2026 and 2025, respectively.

Discussion of First Six Months Results by Business Segment
Americas

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$2,725.6	$2,574.8	$150.8	6%
Operating income	777.7	753.9	23.8	3%
Operating margin	28.5%	29.3%		(80	bp)
Equity affiliates’ income	$107.5	$66.3	$41.2	62%

The table below summarizes the major factors that impacted sales in the Americas segment for the periods presented:

Volume	(1%)
Price	1%
Energy cost pass-through to customers	5%
Currency	1%
Total Americas Sales Change	6%

Sales of $2.7 billion increased 6%, or $150.8, due to higher energy cost pass-through to customers of 5%, higher pricing of 1%, and a favorable currency impact of 1%, partially offset by lower volumes of 1%. Higher energy cost pass-through reflects increased natural gas rates in the U.S. Gulf Coast. The 1% total segment price increase equates to a 2% improvement in our merchant business, driven by non-helium product lines. The modest volume decline was primarily due to favorable non‑recurring items in the prior year, including a significant helium sale to an existing merchant customer and a one‑time customer contract amendment, partially offset by higher on‑site volumes in fiscal year 2026.
Operating income of $777.7 increased 3%, or $23.8, as favorable business mix of $18, positive pricing, net of higher power costs, of $12, and favorable currency of $4 were partially offset by higher costs of $10. The increase in costs was primarily due to fixed-cost inflation and prior‑year income from the sale of an equity method investment, partially offset by lower depreciation. Operating margin of 28.5% decreased 80 bp from 29.3% as a headwind of approximately 150 basis points from higher energy cost pass‑through to customers was partially offset by favorable business mix.
Equity affiliates’ income of $107.5 increased 62%, or $41.2, driven by an affiliate in Mexico.

Asia

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$1,664.1	$1,591.2	$72.9	5%
Operating income	472.3	407.8	64.5	16%
Operating margin	28.4%	25.6%		280	bp
Equity affiliates’ income	$25.5	$20.8	$4.7	23%
The table below summarizes the major factors that impacted sales in the Asia segment for the periods presented:

Volume	2%
Price	(2%)
Energy cost pass-through to customers	2%
Currency	3%
Total Asia Sales Change	5%
Sales of $1.7 billion increased 5%, or $72.9, as a favorable currency impact of 3%, higher volumes of 2%, and higher energy cost pass-through to customers of 2% were partially offset by lower pricing of 2%. Favorable currency reflected the weakening of the U.S. dollar against the Chinese Renminbi, while higher volumes were attributable to on‑sites, including contributions from new assets. The total segment pricing decline of 2% equates to a 4% decline in our merchant business, driven by lower helium pricing.
Operating income of $472.3 increased 16%, or $64.5, due to higher volumes of $41, lower costs of $31 driven by productivity, and a favorable currency impact of $12, partially offset by lower pricing, net of power costs, of $20. Depreciation was lower in fiscal year 2026 primarily due to certain gasification assets being classified as held for sale. Operating margin of 28.4% increased 280 bp from 25.6% in the prior year, primarily due to the impact of higher volumes and favorable costs, partially offset by lower pricing.
Equity affiliates’ income of $25.5 increased 23%, or $4.7, driven by affiliates in China and Thailand.

Europe

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%/bp
Sales	$1,571.0	$1,424.6	$146.4	10%
Operating income	435.1	382.0	53.1	14%
Operating margin	27.7%	26.8%		90	bp
Equity affiliates’ income	$55.3	$45.9	$9.4	20%
The table below summarizes the major factors that impacted sales in the Europe segment for the periods presented:

Volume	3%
Price	—%
Energy cost pass-through to customers	(2%)
Currency	9%
Total Europe Sales Change	10%

Sales of $1.6 billion increased 10%, or $146.4, due to a favorable impact from currency of 9% and higher volumes of 3%, partially offset by lower energy cost pass-through to customers of 2%, primarily due to lower natural gas rates. Favorable currency primarily reflected the weakening of the U.S. Dollar against the Euro. The higher volumes were driven by on-sites, including the impact of a prior-year turnaround, partially offset by lower helium. Pricing was flat as improvement across non-helium product lines was offset by lower helium pricing.
Operating income of $435.1 increased 14%, or $53.1, due to higher volumes of $37, favorable currency of $27, higher pricing, net of lower power costs, of $19, partially offset by higher costs of $30. The increase in costs was primarily due to higher depreciation and fixed-cost inflation. Operating margin of 27.7% increased 90 bp from 26.8% in the prior year as the benefits from higher volumes and pricing were partially offset by higher costs.
Equity affiliates’ income of $55.3 increased 20%, or $9.4, driven by an affiliate in Italy.

Middle East and India

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
Sales	$59.5	$65.6	($6.1)	(9%)
Operating income (loss)	10.4	(3.5)	13.9	397%
Equity affiliates' income	163.7	163.2	0.5	—%

Sales of $59.5 decreased 9%, or $6.1, primarily due to lower volumes. Operating income of $10.4 improved from a loss of $3.5 in the prior year, reflecting lower costs, including productivity improvements and the impact of the deconsolidation of BHIG in the second quarter of fiscal year 2025.
Equity affiliates' income of $163.7 was flat.
Corporate and other

	Six Months Ended
	31 March		Change vs. Prior Year
	2026	2025	$	%
Sales	$254.1	$191.5	$62.6	33%
Operating loss	(186.3)	(235.4)	49.1	21%
Equity affiliates' income (loss)	(0.4)	6.7	(7.1)	(106%)

Sales of $254.1 increased 33%, or $62.6. Operating loss of $186.3 improved 21%, or $49.1, primarily due to lower changes to sale of equipment project estimates and productivity improvements.
Equity affiliates' loss of $0.4 was unfavorable by $7.1 compared to income of $6.7 in the prior year, driven primarily by an affiliate in Algeria.

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

	Three Months Ended 31 March
Q2 2026 vs. Q2 2025	Operating Income/Loss		Operating Margin	Equity Affiliates' Income	Other Non- Operating Inc/Exp, Net	Income Tax Expense/Benefit	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
Q2 2026 GAAP Measures	$752.7		23.7%	$179.4	$0.9	$158.7	$710.4	$3.19
Q2 2025 GAAP Measures	(2,328.0)		(79.8)%	145.5	(18.6)	(505.8)	(1,730.6)	(7.77)
$ GAAP Change	$3,080.7							$10.96
%/bp GAAP Change	132%	10,350	bp					141%
Q2 2026 GAAP Measures	$752.7		23.7%	$179.4	$0.9	$158.7	$710.4	$3.19
Non-service pension cost, net	—		—%	—	4.6	1.1	3.5	0.02
Q2 2026 Adjusted Measures	$752.7		23.7%	$179.4	$5.5	$159.8	$713.9	$3.20
Q2 2025 GAAP Measures	($2,328.0)		(79.8)%	$145.5	($18.6)	($505.8)	($1,730.6)	($7.77)
Business and asset actions(B)	2,927.9		100.4%	6.8	—	640.6	2,290.6	10.28
Shareholder activism-related costs	31.4		1.1%	—	—	0.4	31.0	0.14
Loss on de-designation of cash flow hedges(C)	—		—%	—	11.5	1.0	3.0	0.01
Non-service pension cost, net	—		—%	—	10.7	2.7	8.0	0.04
Tax reform adjustment related to deemed foreign dividends	—		—%	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—		—%	—	—	(31.4)	31.4	0.14
Q2 2025 Adjusted Measures	$631.3		21.6%	$152.3	$3.6	$142.4	$598.5	$2.69
$ Adjusted Change	$121.4							$0.51
%/bp Adjusted Change	19%	210	bp					19%
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in the prior year, Q2 2025 GAAP loss per share was calculated using the basic weighted average share value of 222.8 million and Q2 2025 adjusted earnings per share was calculated using a diluted weighted average share value of 222.9 million.
(B)Charge attributable to noncontrolling interests was $3.5.
(C)Loss attributable to noncontrolling interests was $7.5.

	Six Months Ended 31 March
2026 vs. 2025	Operating Income/Loss		Operating Margin	Equity Affiliates' Income	Other Non- Operating Inc/Exp, Net	Income Tax Expense/Benefit	Net Income/Loss Attributable to Air Products	Earnings/Loss per Share(A)
2026 GAAP Measures	$1,487.2		23.7%	$351.6	($0.5)	$318.1	$1,388.6	$6.23
2025 GAAP Measures	(1,684.4)		(28.8)%	296.1	20.3	(365.1)	(1,113.2)	(5.00)
$ GAAP Change	$3,171.6							$11.23
%/bp GAAP Change	188%	5,250	bp					225%
2026 GAAP Measures	$1,487.2		23.7%	$351.6	($0.5)	$318.1	$1,388.6	$6.23
Business and asset actions(B)	22.0		0.4%	—	6.3	3.1	24.6	0.11
Non-service pension cost, net	—		—%	—	8.0	2.0	6.0	0.03
2026 Adjusted Measures	$1,509.2		24.1%	$351.6	$13.8	$323.2	$1,419.2	$6.37
2025 GAAP Measures	($1,684.4)		(28.8)%	$296.1	$20.3	($365.1)	($1,113.2)	($5.00)
Business and asset actions(B)	2,927.9		50.1%	6.8	—	640.6	2,290.6	10.28
Shareholder activism-related costs	61.3		1.0%	—	—	8.4	52.9	0.24
Gain on de-designation of cash flow hedges(C)	—		—%	—	(27.3)	(2.3)	(7.3)	(0.03)
Non-service pension cost, net	—		—%	—	21.2	5.3	15.9	0.07
Tax reform adjustment related to deemed foreign dividends	—		—%	—	—	34.9	(34.9)	(0.16)
Tax on repatriation of foreign earnings	—		—%	—	—	(31.4)	31.4	0.14
2025 Adjusted Measures	$1,304.8		22.3%	$302.9	$14.2	$290.4	$1,235.4	$5.54
$ Adjusted Change	$204.4							$0.83
%/bp Adjusted Change	16%	180	bp					15%
(A)Calculated and presented on a diluted basis from continuing operations attributable to Air Products. Because we reported a loss from operations in the prior year, 2025 GAAP loss per share was calculated using the basic weighted average share value of 222.7 million and 2025 adjusted earnings per share was calculated using a diluted weighted average share value of 222.9 million.
(B)Charge attributable to noncontrolling interests was $0.6 and $3.5 for the six months ended 31 March 2026 and 2025, respectively.
(C)Gain attributable to noncontrolling interests was $17.7.
Non-GAAP Adjustments
Business and Asset Actions
In the first half of fiscal year 2026, we recorded charges of $28.3 ($24.6 after tax, or $0.11 per share) related to project exit decisions reached in fiscal year 2025. Of these charges, $22.0 were recorded to operating income to update cost estimates as we settle project‑related commitments and dispose of associated assets, and $6.3 was recorded in "Other non‑operating income (expense), net" for losses on cross‑currency interest rate swaps terminated in connection with the early repayment of related intercompany loans for one of the affected gasification projects in China. No additional charges were recorded during the second quarter of fiscal year 2026.
Initial charges related to these project exit decisions were recorded together with costs associated with our global cost reduction plan during the second quarter of fiscal year 2025 and totaled $2.9 billion ($2.3 billion attributable to Air Products after tax, or $10.28 per share). These charges included $6.8 that was recorded in equity affiliates' income related to an other-than-temporary impairment of a joint venture in China formed to develop clean hydrogen infrastructure in the region.
For additional information regarding business and asset actions, refer to Note 4, Business and Asset Actions, to the consolidated financial statements.
Estimates related to business and asset actions reflect our best judgment based on information available at the time the charges were recorded. Final settlement of these items may differ materially from current estimates, which could impact our consolidated financial statements in future periods.

Prior-Year Shareholder Activism-Related Costs
We recorded shareholder activism-related costs in fiscal year 2025 in connection with a proxy contest that concluded in January 2025 following certification of the election of directors at the 2025 Annual Meeting of Shareholders. Costs of $31.4 ($31.0 after tax, or $0.14 per share) incurred during the second quarter of fiscal year 2025 primarily reflected executive separation costs for our former chief executive officer following the Board of Directors’ appointment of a new chief executive officer, which included a noncash expense of $22.4 related to the acceleration of vesting of share‑based awards and $7.3 in severance and other cash benefits. Costs of $61.3 ($52.9 after tax, or $0.24 per share) incurred during the first six months of fiscal year 2025 also included legal and other professional service fees, as well as incremental proxy solicitation costs related to the 2025 Annual Meeting of Shareholders, which were largely incurred during the first quarter of fiscal year 2025.
Prior-Year Gain on De-designation of Cash Flow Hedges
In fiscal year 2024, we discontinued cash flow hedge accounting for certain interest rate swaps due to changes in the anticipated drawdown timeline for hedged borrowings related to the NEOM Green Hydrogen Project. These swaps are held by NEOM Green Hydrogen Company, a consolidated joint venture accounted for under the variable interest model, in which Air Products holds a one-third ownership interest. As a result of the de-designation, unrealized gains and losses related to the affected swaps were recorded in "Other non-operating income (expense), net" on our consolidated income statements. During the second quarter of fiscal year 2025, we recorded an unrealized loss of $11.5 ($3.0 attributable to Air Products after tax, or $0.01 per share), with $7.5 attributable to our noncontrolling partners. For the six months ended 31 March 2025, the total amount recorded was a net unrealized gain of $27.3 ($7.3 attributable to Air Products after tax, or $0.03 per share), with $17.7 attributable to our noncontrolling partners, respectively.
We re-designated the affected swaps as cash flow hedges when the outstanding borrowings under the available project financing became commensurate with the swaps’ notional values. As of 1 January 2026, all swaps were re-designated as cash flow hedges. The unrealized gain on swaps that remained de-designated during the first quarter of fiscal year 2026 was not material.
Non-Service Related Pension Items
Non-service related pension items resulted in net non-operating costs of $4.6 ($3.5 after tax, or $0.02 per share) and $8.0 ($6.0 after tax, or $0.03 per share) for the three and six months ended 31 March 2026, respectively, compared to $10.7 ($8.0 after tax, or $0.04 per share) and $21.2 ($15.9 after tax, or $0.07 per share) for the three and six months ended 31 March 2025, respectively. Non-service related components are recurring, non-operating items that include interest cost, expected returns on plan assets, prior service cost amortization, actuarial loss amortization, as well as special termination benefits, curtailments, and settlements. The net impact of non-service related components is reflected within “Other non-operating income (expense), net” on our consolidated income statements. Adjusting for the impact of non-service pension components provides management and users of our financial statements with a more accurate representation of our underlying business performance because these components are driven by factors that are unrelated to our operations, such as volatility in equity and debt markets. Further, non-service related components are not indicative of our defined benefit plans’ future contribution needs due to the funded status of the plans.
Prior-Year Tax Reform Adjustment Related to Deemed Foreign Dividends
During the second quarter of fiscal year 2025, we recorded a net income tax benefit of $34.9 ($0.16 per share) related to our intent to file a refund claim after a review of several U.S. Tax Court cases regarding the U.S. taxation of deemed foreign dividends in the transition year of the U.S. Tax Cuts and Jobs Act (our fiscal year 2018). While we were not a party to these cases, the opinions resulted in a change to our intent to pursue a refund claim.
Prior-Year Tax on Repatriation of Foreign Earnings
During the second quarter of fiscal year 2025, we recorded an income tax expense of $31.4 ($0.14 per share) related to estimated withholding taxes on foreign earnings that we no longer intended to indefinitely reinvest.

ADJUSTED EFFECTIVE TAX RATE
The effective tax rate represents income tax expense (benefit) divided by income or loss before taxes as reported under GAAP. We calculate our adjusted effective tax rate by adjusting both the numerator and the denominator to exclude the tax and pre‑tax effects of our non‑GAAP adjustments, respectively.
The table below presents a reconciliation of the GAAP effective tax rate to our adjusted effective tax rate:

	Three Months Ended 31 March		Six Months Ended 31 March
	2026	2025	2026	2025
Income tax expense (benefit)	$158.7	($505.8)	$318.1	($365.1)
Income (loss) before taxes	883.5	(2,243.3)	1,734.3	(1,452.8)
Effective tax rate	18.0%	22.5%	18.3%	25.1%
Reconciliations of GAAP to Non-GAAP:
Income tax expense (benefit)	$158.7	($505.8)	$318.1	($365.1)
Business and asset actions tax impact	—	640.6	3.1	640.6
Shareholder activism-related costs tax impact	—	0.4	—	8.4
Loss (Gain) on de-designation of cash flow hedges tax impact	—	1.0	—	(2.3)
Non-service pension cost, net tax impact	1.1	2.7	2.0	5.3
Tax reform adjustment related to deemed foreign dividends	—	34.9	—	34.9
Tax on repatriation of foreign earnings	—	(31.4)	—	(31.4)
Adjusted income tax expense	$159.8	$142.4	$323.2	$290.4
Income (loss) before taxes	$883.5	($2,243.3)	$1,734.3	($1,452.8)
Business and asset actions	—	2,927.9	28.3	2,927.9
Shareholder activism-related costs	—	31.4	—	61.3
Loss (Gain) on de-designation of cash flow hedges	—	11.5	—	(27.3)
Non-service pension cost, net	4.6	10.7	8.0	21.2
Business and asset actions—equity method investment	—	6.8	—	6.8
Adjusted income before taxes	$888.1	$745.0	$1,770.6	$1,537.1
Adjusted effective tax rate	18.0%	19.1%	18.3%	18.9%

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
The most directly comparable GAAP measure to our non‑GAAP capital expenditures is “Cash used for investing activities,” as reported on our consolidated statements of cash flows. The reconciliation of cash used for investing activities to our reported capital expenditures is provided below:

	Six Months Ended
	31 March
	2026	2025
Cash used for investing activities	$2,318.8	$4,419.4
Proceeds from sale of assets and investments	49.0	36.5
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	11.1
Proceeds from other investing activities	11.0	60.9
NGHC expenditures not funded by Air Products' equity(A)	(590.4)	(1,470.9)
Capital expenditures	$1,788.4	$2,939.4
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
As of 31 March 2026, we held cash and cash items of $951.0, substantially all of which were held outside the U.S. We do not expect a significant portion of the earnings from our foreign subsidiaries and affiliates to be subject to U.S. income tax upon repatriation. Depending on the country in which these entities operate, repatriation of earnings may be subject to foreign withholding and other taxes. However, we intend to indefinitely reinvest the majority of our foreign cash and cash items that would be subject to additional taxes outside the U.S.
Cash Flows From Operations

	Six Months Ended
	31 March
	2026	2025
Net income (loss) attributable to Air Products	$1,388.6	($1,113.2)
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	745.7	750.4
Deferred income taxes	125.6	(540.1)
Tax reform repatriation	—	(34.9)
Business and asset actions	22.0	2,927.9
Undistributed earnings of equity method investments	(34.7)	(129.4)
Gain on sale of assets and investments	(4.0)	(12.3)
Share-based compensation	26.5	54.7
Noncurrent lease receivables	24.1	28.0
Other adjustments	(18.1)	(87.8)
Changes in working capital accounts	(271.3)	(703.5)
Cash Provided by Operating Activities	$2,004.4	$1,139.8
For the first six months of fiscal year 2026, cash provided by operating activities was $2.0 billion. The adjustment for deferred income taxes of $125.6 primarily reflects the timing of tax deductions associated with prior-year charges for business and asset actions. For additional information, refer to Note 4, Business and Asset Actions, to the consolidated financial statements. The working capital accounts were a net use of cash of $271.3, primarily driven by a $246.4 use related to payables and accrued liabilities. This use primarily included payments for incentive compensation under the fiscal year 2025 plan, contract terminations tied to our business and asset actions, and previously accrued severance actions under our global cost reduction plan.
For the first six months of fiscal year 2025, cash provided by operating activities was $1.1 billion. The adjustment for deferred income taxes of $540.1 was primarily driven by the tax impacts of charges recorded for business and asset actions in the second quarter of fiscal year 2025 as discussed in Note 4, Business and Asset Actions, to the consolidated financial statements. Other adjustments of $87.8 primarily included adjustments for noncash currency impacts of intercompany balances. The working capital accounts were a use of cash of $703.5, which was primarily driven by a use of cash of $571.0 within "Other working capital". Further, "Other working capital" included income tax payments in excess of expense of $515.4, which was driven by payments of $395 related to the gain on the sale of the LNG business in September 2024. The use of cash of $66.9 within "Trade receivables", primarily related to the timing of cash collections.

Cash Flows From Investing Activities

	Six Months Ended
	31 March
	2026	2025
Additions to plant and equipment, including long-term deposits	($2,358.8)	($4,009.1)
Investments in and advances to unconsolidated affiliates	(20.0)	(365.4)
Investments in financing receivables	—	(35.8)
Proceeds from sale of assets and investments	49.0	36.5
Purchases of short-term investments	—	(117.6)
Proceeds from short-term investments	—	11.1
Proceeds from other investing activities	11.0	60.9
Cash Used for Investing Activities	($2,318.8)	($4,419.4)
For the first six months of fiscal year 2026, cash used for investing activities of $2.3 billion was primarily driven by additions to plant and equipment, including long-term deposits, as discussed in the "Capital Expenditures" section below.
For the first six months of fiscal year 2025, cash used for investing activities was $4.4 billion. The use of cash primarily resulted from additions to plant and equipment, including long-term deposits, of $4.0 billion. Refer to the "Capital Expenditures" section below for further detail. Investments in and advances to unconsolidated affiliates resulted in a use of cash of $365.4. Purchases of investments of $117.6 included purchases of time deposits, which have terms greater than three months but less than one year, and exceeded proceeds from investments of $11.1.
Capital Expenditures (Non-GAAP Financial Measure)
The components of our capital expenditures are detailed in the table below. Refer to page 67 for a definition of this non-GAAP financial measure as well as a reconciliation to cash used for investing activities.

	Six Months Ended
	31 March
	2026	2025
Additions to plant and equipment, including long-term deposits	$2,358.8	$4,009.1
Investments in and advances to unconsolidated affiliates	20.0	365.4
Investments in financing receivables	—	35.8
NGHC expenditures not funded by Air Products' equity(A)	(590.4)	(1,470.9)
Capital expenditures	$1,788.4	$2,939.4
(A)Reflects the portion of "Additions to plant and equipment, including long-term deposits" that is associated with NGHC, less our approximate cash investment in the joint venture. Substantially all the funding we provide to NGHC is limited for use by the joint venture for its capital expenditures. For additional information regarding this adjustment, refer to page 67.
Capital expenditures for the first six months of fiscal year 2026 totaled $1.8 billion compared to $2.9 billion in the prior year. Cash outflows for both periods primarily reflect investments in clean energy initiatives, including the NEOM Green Hydrogen Project and clean energy complexes in Louisiana, United States, and Alberta, Canada, as well as ongoing capital spending to maintain and replace assets in our core industrial gases business. Spending on the NEOM Green Hydrogen Project declined in fiscal year 2026 as the project nears completion.

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
We expect capital expenditures for fiscal year 2026 to be approximately $4.0 billion, reflecting continued investment in our energy transition projects, traditional industrial gas projects, and maintenance within our core business. Approximately $1 billion of this amount is expected to be dedicated to traditional industrial gas projects. We anticipate funding these expenditures through our existing cash balance and cash generated from continuing operations. We also have access to capital and money market financing as well as other sources of funding as discussed in the "Financing and Capital Structure" section below.
Cash Flows From Financing Activities

	Six Months Ended
	31 March
	2026	2025
Long-term debt proceeds	$439.2	$2,002.5
Payments on long-term debt	(588.7)	(332.3)
Net increase in commercial paper and short-term borrowings	269.7	645.6
Dividends paid to shareholders	(797.0)	(787.4)
Investments by noncontrolling interests	120.5	355.7
Other financing activities	(34.8)	(59.0)
Cash (Used for) Provided by Financing Activities	($591.1)	$1,825.1
For the first six months of fiscal year 2026, cash used for financing activities was $591.1. The use of cash was driven by cash dividends paid to shareholders of $797.0 and long-term debt repayments of $588.7. Long-term debt repayments included the repayment of $550.0 aggregate principal amount of 1.50% senior notes due October 2025. These uses of cash were partially offset by $439.2 of long-term debt proceeds, primarily from incremental borrowings under the project financing arrangement available to NGHC for the NEOM Green Hydrogen Project. Additionally, we received net proceeds of $269.7 from commercial paper and short-term borrowings, and $120.5 from investments by noncontrolling interests.
For the first six months of fiscal year 2025, cash provided by financing activities was $1.8 billion. The source of cash was driven by long-term debt proceeds of $2.0 billion, which included approximately $1.0 billion from Eurobonds issued in February 2025. We used the proceeds from the offering to repay commercial paper obligations, including those incurred prior to the closing of our 2025 Eurobond offering for repayment of €300 million aggregate principal amount outstanding of our 1.000% Eurobonds at maturity, plus accrued interest. The remaining $1.0 billion was borrowed by the NGHC joint venture as further discussed below. Additionally, we received proceeds of $645.6 from commercial paper and short-term borrowings, and $355.7 from investments by noncontrolling interests. These sources of cash were partially offset by dividend payments to shareholders of $787.4.
Financing and Capital Structure
Debt
Total debt increased to $17.8 billion as of 31 March 2026 from $17.7 billion as of 30 September 2025. The increase in debt was driven by approximately $415 in incremental long-term principal borrowings under the project financing arrangement for the NEOM Green Hydrogen Project, which is non-recourse to Air Products, as further discussed below. Additionally, net issuances of commercial paper and cash received from short-term borrowings totaled $269.7. These borrowings were partially offset by the repayment of $550.0 aggregate principal amount of 1.50% senior notes due October 2025. Total debt included related party debt of $244.3 and $236.5 as of 31 March 2026 and 30 September 2025, respectively.

Various debt agreements to which we are a party include financial covenants and other restrictions, including restrictions pertaining to the ability to create property liens and enter into certain sale and leaseback transactions. As of 31 March 2026, we were in compliance with all the financial and other covenants under our debt agreements.
Committed Credit Facilities
On 26 March 2026, we amended our existing 364-day $500 revolving credit agreement to extend its maturity date from 26 March 2026 to 25 March 2027. The amendment also provides that if we elect to convert the facility into a term loan, the maturity date of the term loan would be 25 March 2028. Fees incurred in connection with the amendment were not material.
We also maintain a five-year $3.0 billion revolving credit agreement that matures on 31 March 2029. Both the 364-day agreement and the five-year agreement are syndicated committed facilities that provide a source of liquidity and support our commercial paper program through the availability of senior unsecured debt to us and certain of our subsidiaries. No borrowings were outstanding under either of the agreements as of 31 March 2026 or 30 September 2025.
Separately, certain of our foreign subsidiaries maintain access to committed credit facilities with a combined maximum borrowing capacity of $430.6, of which $337.0 was borrowed and outstanding as of 31 March 2026. The amount available and borrowed as of 30 September 2025 was $394.0.
NEOM Green Hydrogen Project Financing
To support the NEOM Green Hydrogen Project, NGHC has access to project financing of approximately $6.1 billion, which is expected to fund about 73% of the project and is being drawn over the construction period, as well as additional credit facilities totaling approximately $500 primarily for NGHC's working capital needs. Creditors of NGHC do not have recourse to the general credit of Air Products. As of 31 March 2026, the joint venture had borrowed short- and long-term principal amounts totaling $5.4 billion compared to $4.9 billion as of 30 September 2025. Refer to Note 3, Variable Interest Entities, to the consolidated financial statements for additional information.
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
Dividends are paid quarterly, typically during the sixth week following the close of the fiscal quarter. During the first half of fiscal year 2026, we paid $797.0 in dividends to shareholders. Dividends declared but unpaid as of the date of this report were as follows:

Declaration Date	Dividend Per Share	Record Date	Date Payable
27 January 2026	$1.81	1 April 2026	11 May 2026
23 April 2026	$1.81	1 July 2026	10 August 2026
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
Net Periodic Cost
The table below summarizes the components of net periodic cost for our U.S. and international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	31 March		31 March
	2026	2025	2026	2025
Service cost	$4.5	$5.0	$9.4	$10.2
Non-service cost	4.6	10.7	8.0	21.2
Other	0.3	—	0.6	0.1
Net Periodic Cost	$9.4	$15.7	$18.0	$31.5
Net periodic cost was $9.4 and $18.0 for the three and six months ended 31 March 2026, respectively. Net periodic cost was $15.7 and $31.5 for the three and six months ended 31 March 2025, respectively. The lower non-service related costs are the result of higher expected return on plan assets from increases in the return assumption and a decrease in actuarial loss amortization. Non-service related components of net periodic cost are reflected within "Other non-operating income (expense), net" on our consolidated income statements.
Service costs result from benefits earned by active employees and are reflected as operating expenses primarily within "Cost of sales" and "Selling and administrative expense" on our consolidated income statements. The amount of service costs capitalized in the first six months of fiscal years 2026 and 2025 was not material.
Company Contributions
Management considers various factors when making pension funding decisions, including tax, cash flow, and regulatory implications. For the six months ended 31 March 2026 and 2025, our cash contributions to funded pension plans and benefit payments for unfunded pension plans were $13.8 and $14.3, respectively.
Total contributions for fiscal year 2026 are expected to be approximately $25 to $35. During fiscal year 2025, total contributions were $29.9.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our major accounting policies, including those that we consider to be the most critical to understanding our financial statements, is included in our 2025 Form 10-K. There were no significant changes to our accounting policies during the first six months of fiscal year 2026.
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
During the first six months of fiscal year 2026, we recorded changes to project revenue and cost estimates on certain sale of equipment projects that are accounted for under the cost incurred input method. Accordingly, we recorded cumulative effect adjustments that unfavorably impacted operating income by approximately $25 and $58 for the three and six months ended 31 March 2026, respectively.
Additionally, we recorded a charge of $22.0 within operating income during the first quarter of fiscal year 2026 to update cost estimates related to previously announced project exit decisions as described in Note 4, Business and Asset Actions, to the consolidated financial statements. We estimate the value of certain long-lived assets associated with these decisions using Level 3 inputs under the fair value hierarchy due to the absence of observable market prices and significant reliance on management judgment and estimation techniques. For long-lived assets that met the held-for-sale criteria and are actively being marketed for sale, fair value, including costs to sell, was estimated using an internally developed discounted cash flow analysis as of 30 September 2025. There were no material changes to valuation assumptions related to assets held for sale during the first six months of fiscal year 2026. For plant and equipment that did not meet the held‑for‑sale criteria but are capable of being sold through secondary equipment markets, we estimated the net realizable value of the assets as of 31 March 2025 using an orderly liquidation valuation approach. There were no material changes in the estimated net realizable value for any remaining assets not disposed as of 31 March 2026.
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
There were no other changes to our estimates during the first six months of fiscal year 2026 that had a significant impact on our financial condition, change in financial condition, liquidity, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information on our utilization of financial instruments and an analysis of the sensitivity of these instruments to selected changes in market rates and prices is included in our 2025 Form 10-K.
Our net financial instrument position decreased from a liability of $17.2 billion at 30 September 2025 to a liability of $16.8 billion at 31 March 2026. The decrease was primarily due to the repayment of $550.0 principal amount outstanding of our 1.50% U.S. senior note at maturity in October 2025. This decrease was partially offset by approximately $415 of additional long-term principal borrowings under the project financing associated with the NEOM Green Hydrogen Project as discussed in Note 3, Variable Interest Entities, to the consolidated financial statements.
Interest Rate Risk
Our debt portfolio as of 31 March 2026, including the effect of currency and interest rate swap agreements, was composed of 92% fixed-rate debt and 8% variable-rate debt. Our debt portfolio as of 30 September 2025, including the effect of currency and interest rate swap agreements, was composed of 91% fixed-rate debt and 9% variable-rate debt. The decrease in variable-rate debt is primarily due to the maturity of interest rate swaps designated as fair value hedges during October 2025.
The sensitivity analysis related to the interest rate risk on the fixed portion of our debt portfolio assumes an instantaneous 100 bp parallel move in interest rates from the level at 31 March 2026, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $1,044 and $1,128 in the net liability position of financial instruments at 31 March 2026 and 30 September 2025, respectively. A 100 bp decrease in market interest rates would result in an increase of $1,174 and $1,290 in the net liability position of financial instruments at 31 March 2026 and 30 September 2025, respectively.
There were no material changes to the sensitivity analysis related to the variable portion of our debt portfolio since 30 September 2025.
Foreign Currency Exchange Rate Risk
The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at 31 March 2026, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $734 and $565 in the net liability position of financial instruments at 31 March 2026 and 30 September 2025, respectively. The increase in sensitivity is primarily due to the origination of cross currency interest rate swaps between the U.S. Dollar and each of the Chinese Renminbi, South Korean Won, and New Taiwan Dollar.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of 31 March 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of 31 March 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended 31 March 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 5. Other Information
None of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the second quarter of fiscal year 2026.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)	Material Contracts

	10.1	Amendment No. 2 to 364-Day Revolving Credit Agreement, dated 26 March 2026.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

Air Products and Chemicals, Inc.
(Registrant)

By:	/s/ Melissa N. Schaeffer
Melissa N. Schaeffer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	30 April 2026